Form 10-K
period 2005-12-31
Resource Capital Corp.
filed 2006-03-29
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 1-32733

RESOURCE CAPITAL CORP.
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	20-2287134 (I.R.S. Employer Identification No.)
712 5th Avenue, 10th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)
Registrant’s telephone number, including area code: 212-506-3870

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was approximately $195,640,005.

The number of outstanding shares of the registrant’s common stock on March 20, 2006 was 17,813,096 shares.

DOCUMENTS INCORPORATED BY REFERENCE
[None]

[Back to Index]

[THIS PAGE INTENTIONALLY LEFT BLANK]

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

[Back to Index]

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•	changes in our industry, interest rates, the debt securities markets or the general economy;

•	increased rates of default and/or decreased recovery rates on our investments;

•	increased prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	general volatility of the securities markets in which we invest;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in governmental regulations, tax rates and similar matters;

•	availability of investment opportunities in real estate-related and commercial finance assets;

•	the degree and nature of our competition;

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.

PART I

ITEM 1.  BUSINESS

General

We are a specialty finance company that intends to qualify and will elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2005. Our investment strategy focuses on real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets with a concentration on the following asset classes: commercial real estate-related assets such as B-notes, mezzanine debt and commercial mortgage-backed securities, or CMBS, residential real estate-related assets such as residential mortgage-backed securities, or RMBS, and commercial finance assets such as other asset-backed securities, or ABS, syndicated bank loans, equipment leases and notes, trust preferred securities and private equity investments .

We are externally managed by Resource Capital Manager, Inc., which we refer to as the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (Nasdaq: REXI), a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for its own account and for outside investors in the financial fund management, real estate, and equipment finance sectors. As of December 31, 2005, Resource America managed approximately $8.6 billion of assets in these sectors. To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

[Back to Index]
Our Business Strategy

Our principal business objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy. We believe we can achieve those objectives through the following business strategies:

Disciplined credit underwriting and active risk management. The core of our investment process is credit analysis and active risk management. Senior management of our Manager and Resource America has extensive experience in underwriting the credit risk associated with our targeted asset classes, and conducts detailed due diligence on all credit-sensitive investments, including the use of proprietary credit stratifications and collateral stresses.

Investment in higher-yielding assets. A portion of our portfolio is and will be comprised of assets such as B notes, mezzanine loans, RMBS and CMBS rated below AAA, and syndicated loans, which generally have higher yields than more senior obligations or agency RMBS.

Diversification of investments. We believe that our diversification strategy will allow us to allocate our capital to sectors that offer the possibility of enhancing the returns we will be able to achieve, while reducing the overall risk of our portfolio through the non-correlated nature of these various asset classes. The percentage of assets that we may invest in certain of our targeted asset classes is subject to the federal income tax requirements for REIT qualification and the requirements for exclusion from Investment Company Act regulation.

Use of leverage. We use leverage to increase the potential returns to our stockholders, and seek to achieve leverage consistent with our analysis of the risk profile of the investments we finance and the borrowing sources available to us.

Active management of interest rate risk and liquidity risk. We finance a substantial portion of our portfolio investments on a long-term basis through borrowing strategies that seek to match the maturity and repricing dates of our investments with the maturity and repricing dates of our financing. These strategies allow us to mitigate our interest rate and liquidity risk, resulting in more stable and predictable cash flows and include the use of collateralized debt obligations, which we refer to as CDOs, structured for us by our Manager.

Our Operating Policies and Strategies

Investment guidelines. We have established investment policies, procedures and guidelines that are reviewed and approved by our investment committee and board of directors. The investment committee meets as frequently as necessary to monitor the execution of our investment strategies and our progress in achieving our investment objectives. As a result of our investment strategies and targeted asset classes, we acquire our investments primarily for income. We do not have a policy that requires us to focus our investments in one or more particular geographic areas.

Financing policies. We use leverage in order to increase potential returns to our stockholders and for financing our portfolio. We do not speculate on changes in interest rates. While we have identified our leverage targets for each of our targeted asset classes, our investment policies require no minimum or maximum leverage and our investment committee will have the discretion, without the need for further approval by our board of directors, to increase the amount of leverage we incur above our targeted range for individual asset classes.

We typically accumulate investments in our warehouse facilities or through repurchase agreements and, upon our acquisition of the assets in those facilities, refinance them with CDOs. We are not limited to CDOs for our refinancing needs, and may use other forms of term financing if we believe the market conditions make it appropriate.

[Back to Index]
Hedging and interest rate management strategy. We may from time to time use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Under the federal income tax laws applicable to REITs, we generally will be able to enter into certain transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, provided that our total gross income from such hedges and other non-qualifying sources must not exceed 25% of our total gross income. These hedging transactions may include interest rate swaps, collars, caps or floors, puts and calls and options.

Credit and risk management policies. Our Manager focuses its attention on credit and risk assessment from the earliest stage of the investment selection process. In addition, the Manager screens and monitors all potential investments to determine their impact on maintaining our REIT qualification under federal income tax laws and our exclusion from investment company status under the Investment Company Act of 1940. Risks related to portfolio management, including the management of risks related to credit losses, interest rate volatility, liquidity and counterparty credit are generally managed on a portfolio-by-portfolio basis by each of Resource America’s asset management divisions, although there is often interaction and cooperation between divisions in this process.

Our Investment Strategy

Commercial Real Estate-Related Investments

Subordinate interests in whole loans (B notes). We invest in subordinate interests in whole loans, referred to as B notes, from third parties. B notes are loans secured by a first mortgage and subordinated to a senior interest, referred to as an A note. The subordination of a B note is generally evidenced by a co-lender or participation agreement between the holders of the A note and the B note. In some instances, the B note lender may require a security interest in the stock or partnership interest of the borrower as part of the transaction. B note lenders have the same obligations, collateral and borrower as the A note lender, but typically are subordinated in recovery upon default. B notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A note. Our B note investments typically have loan-to-value, or LTV, ratios of between 60% and 80%. Typical B note investments will have terms of three to five years and are generally structured with an original term of up to three years, with two one year extensions that bring the loan to a maximum term of five years. We expect to hold our B note investments to their maturity.

In addition to the interest payable on the B note, we may earn fees charged to the borrower under the note or additional income by receiving principal payments in excess of the discounted price (below par value) we paid to acquire the note. Our ownership of a B note with controlling class rights may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the B note, which may include foreclosure on, or modification of, the note.

Mezzanine financing. We invest in mezzanine loans that are senior to the borrower’s equity in, and subordinate to a first mortgage loan on, a property. These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loans as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Our mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. Our mezzanine investments are expected to have LTVs between 70% and 85%. Typically, our mezzanine investments will have terms of three to five years. We expect to hold our mezzanine investments to their maturity.

CMBS. We invest in CMBS, which are securities that are secured by or evidenced by interests in a pool of mortgage loans secured by commercial properties. These securities may be senior or subordinate and may be either investment grade or non-investment grade. We expect that the majority of our CMBS investments will be rated by at least one nationally recognized agency.

[Back to Index]

              The yields on CMBS depend on the timely payment of interest and principal due on the underlying mortgage loans and defaults by the borrowers on such loans may ultimately result in deficiencies and defaults on the CMBS. In the event of a default, the trustee for the benefit of the holders of CMBS has recourse only to the underlying pool of mortgage loans and, if a loan is in default, to the mortgaged property securing such mortgage loan. After the trustee has exercised all of the rights of a lender under a defaulted mortgage loan and the related mortgaged property has been liquidated, no further remedy will be available. However, holders of relatively senior classes of CMBS will be protected to a certain degree by the structural features of the securitization transaction within which such CMBS were issued, such as the subordination of the relatively more junior classes of the CMBS.

Residential Real Estate-Related Investments

Agency RMBS.  We invest in adjustable rate and hybrid adjustable rate agency RMBS, which are securities representing interests in mortgage loans secured by residential real property in which payments of both principal and interest are generally made monthly, net of any fees paid to the issuer, servicer or guarantor of the securities. In agency RMBS, the mortgage loans in the pools are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association, known as Fannie Mae, the Federal Home Loan Mortgage Corporation, known as Freddie Mac, and the Government National Mortgage Association, known as Ginnie Mae. In general, our agency RMBS will carry implied AAA ratings and will consist of mortgage pools in which we hold the entire interest.

Adjustable rate RMBS, or ARMs, have interest rates that reset periodically (typically monthly, semi-annually or annually) over their term. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rate changes.

Hybrid ARMs have interest rates that have an initial fixed period (typically two, three, five, seven or ten years) and reset at regular intervals after that in a manner similar to traditional ARMs. Before the first interest rate reset date, hybrid ARMs have a price sensitivity to interest rates similar to that of a fixed-rate mortgage with a maturity equal to the period before the first reset date. After the first interest rate reset date occurs, the price sensitivity of a hybrid ARM resembles that of a non-hybrid ARM.

The investment characteristics of pass-through RMBS differ from those of traditional fixed-income securities. The major differences include the payment of interest and principal on the RMBS and the possibility that principal may be prepaid on the RMBS at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities. On the other hand, the guarantees on agency RMBS by Fannie Mae, Freddie Mac and, in the case of Ginnie Mae, the US government, provide reasonable assurance that the investor will be ultimately repaid the principal face amount of the security.

Mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally, prepayments on pass-through RMBS increase during periods of falling mortgage interest rates and decrease during periods of stable or rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield on our portfolio.

Non-agency RMBS.  We also invest in non-agency RMBS. The principal difference between agency RMBS and non-agency RMBS is that the mortgages underlying the non-agency RMBS do not conform to agency guidelines as a result of documentation deficiencies, high LTV ratios or credit quality issues. We expect that our non-agency RMBS will include loan pools with home equity loans (loans that are secured by subordinate liens), residential B/C loans (loans where the borrower’s FICO score, a measure used to rate the financial strength of the borrower, is low, generally below 625), “Alt-A” loans (where the borrower’s FICO score is between 675 and 725) and “high LTV” loans (loans where the LTV is 95% or greater).

[Back to Index]

Commercial Finance Investments

Syndicated bank loans. We acquire senior and subordinated, secured and unsecured loans made by banks or other financial entities. Syndicated bank loans may also include revolving credit facilities, under which the lender is obligated to advance funds to the borrower under the credit facility as requested by the borrower from time to time. We expect that some amount of these loans will be secured by real estate mortgages or liens on other assets. Certain of these loans may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan.

Equipment leases and notes.We invest in small- and middle-ticket equipment leases and notes. Under full payout leases and notes, the payments we receive over the term of the financing will return our invested capital plus an appropriate return without consideration of the residual and the obligor will acquire the equipment at the end of the payment term. We focus on leased equipment and other assets that are essential for businesses to conduct their operations so that end users will be highly motivated to make required monthly payments.

Other asset-backed securities. We invest in other ABS, principally CDOs backed by small business loans and trust preferred securities of financial institutions such as banks, savings and thrift institutions, insurance companies, holding companies for these institutions and REITs.

Trust preferred securities. We intend to invest in trust preferred securities, with an emphasis on securities of small- to middle-market financial institutions, including banks, savings and thrift institutions, insurance companies and holding companies for these institutions and REITS. Our focus will be to invest in trust preferred securities originated by financial institutions that have favorable characteristics with respect to market demographics, cash flow stability and franchise value.

Private equity investments. We invest in private equity investments. These investments may include direct purchases of private equity as well as purchases of interests in private equity funds.

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring real estate-related assets, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous REITs which invest in mortgage loans or mortgage-backed securities, or MBS, with similar asset acquisition objectives, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us.

Management Agreement

We have a management agreement with Resource Capital Manager, Inc. and Resource America, Inc. dated as of March 8, 2005, under which the Manager provides the day-to-day management of our operations. The management agreement requires the Manager to manage our business affairs in conformity with the policies and the investment guidelines established by our board of directors. The Manager’s role as manager is under the supervision and direction of our board of directors. The Manager is responsible for (i) the selection, purchase and sale of our portfolio investments, (ii) our financing activities, and (iii) providing us with investment advisory services. The Manager receives fees and is reimbursed for its expenses as follows:

•
A monthly base management fee equal to 1/12th of the amount of our equity multiplied by 1.50%. Under the management agreement, ‘‘equity’’ is equal to the net proceeds from any issuance of shares of common stock less offering related costs, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts we have paid for common stock repurchases. The calculation is adjusted for one-time events due to changes in generally accepted accounting principles in the United States, which we refer to as GAAP, as well as other non-cash charges, upon approval of our independent directors.

[Back to Index]

•
Incentive compensation based on the product of (i) 25% of the dollar amount by which, (A) our net income (determined in accordance with GAAP) per common share (before non-cash equity compensation expense and incentive compensation), but after the base management fee, for a quarter (based on the weighted average number of shares outstanding) exceeds, (B) an amount equal to (1) the weighted average share price of shares of common stock in our offerings, multiplied by, (2) the greater of (a) 2.00% or (b) 0.50% plus one-fourth of the Ten Year Treasury rate (as defined in the management agreement) for such quarter, multiplied by, (ii) the weighted average number of common shares outstanding for the quarter. The calculation may be adjusted for one-time events due to changes in GAAP as well as other non-cash charges upon approval of our independent directors.

•	Reimbursement of out-of-pocket expenses and certain other costs incurred by the Manager that relate directly to us and our operations.

Incentive compensation will be paid quarterly. Seventy-five percent (75%) of the incentive compensation will be paid in cash and twenty-five percent (25%) will be paid in the form of a stock award. The Manager may elect to receive more than 25% of its incentive compensation in stock. All shares are fully vested upon issuance. However, the Manager may not sell such shares for one year after the incentive compensation becomes due and payable unless the management agreement is terminated. Shares payable as incentive compensation are valued as follows:

•
if such shares are traded on a securities exchange, at the average of the closing prices of the shares on such exchange over the thirty day period ending three days prior to the issuance of such shares;

•
if such shares are actively traded over-the-counter, at the average of the closing bid or sales price as applicable over the thirty day period ending three days prior to the issuance of such shares; and

•	if there is no active market for such shares, the value shall be the fair market value thereof, as reasonably determined in good faith by our board of directors.

The initial term of the management agreement expires on March 31, 2008 and will be automatically renewed for a one-year term on each anniversary date thereafter. Our board of directors will review the Manager’s performance annually. After the initial term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our board of directors must provide 180 days’ prior notice of any such termination. The Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

We may also terminate the management agreement for cause with 30 days’ prior written notice from our board of directors. No termination fee is payable with respect to a termination for cause. The management agreement defines cause as:

•	the Manager’s continued material breach of any provision of the management agreement following a period of 30 days after written notice thereof;

•	the Manager’s fraud, misappropriation of funds, or embezzlement against us;

•	the Manager’s gross negligence in the performance of its duties under the management agreement;

•	the bankruptcy or insolvency of the Manager, or the filing of a voluntary bankruptcy petition by the Manager;

•	the dissolution of the Manager; and

[Back to Index]

•
a change of control (as defined in the management agreement) of the Manager if a majority of our independent directors determines, at any point during the 18 months following the change of control, that the change of control was detrimental to the ability of the Manager to perform its duties in substantially the same manner conducted before the change of control.

Cause does not include unsatisfactory performance that is materially detrimental to our business.

The management agreement will terminate at the Manager’s option, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event.

Regulatory Aspects of Our Investment Strategy: Exclusion from Regulation Under the Investment Company Act.

We operate our business so as to be excluded from regulation under the Investment Company Act. Because we conduct our business through wholly-owned subsidiaries, we must ensure not only that we qualify for an exclusion from regulation under the Investment Company Act, but also that each of our subsidiaries so qualifies.

We believe that RCC Real Estate, Inc., our wholly-owned subsidiary formed to hold all of our real estate-related investments, is excluded from Investment Company Act regulation under Sections 3(c)(5)(C) and 3(c)(6), provisions designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of RCC Real Estate’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act, which we refer to as “qualifying real estate assets.” Moreover, an additional 25% of RCC Real Estate’s assets must consist of qualifying real estate assets and other real estate-related assets.

We consider agency whole pool certificates to be qualifying real estate assets. An agency whole pool certificate is a certificate issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae that represents the entire beneficial interest in the underlying pool of mortgage loans. An agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying asset under the 55% test, but constitutes a real estate-related asset for purposes of the 25% test.

We generally do not expect that investments in non-agency RMBS, CMBS and B notes will constitute real estate assets for the 55% test, unless we determine that those investments are the “functional equivalent” of owning mortgage loans, which will depend, among other things, on whether we have unilateral foreclosure rights with respect to the underlying real estate collateral. Instead, these investments generally will be classified as real estate-related assets for purpose of the 25% test. We generally consider mezzanine loans to be real estate-related assets for purposes of the 25% test, although we may treat some or all of these assets as qualifying real estate assets for purposes of the 55% test if the Securities and Exchange Commission or its staff express the view that mezzanine loans do so qualify.

We do not expect that investments in CDOs, other ABS, syndicated bank loans, equipment leases and notes, trust preferred securities and private equity will constitute qualifying real estate assets. Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets. Instead, they will constitute miscellaneous assets, which can constitute nor more than 20% of RCC Real Estate’s assets.

We do not expect that our other subsidiaries, RCC Commercial, Inc. and Resource TRS, will qualify for this exclusion. However, we do expect them to qualify for another exclusion under Section 3(c)(7). Accordingly, as required by that exclusion, we will not allow either entity to make, or propose to make, a public offering of its securities, and we will require that each owner of securities issued by those entities be a “qualified purchaser” so that those entities are not investment companies subject to regulation under the Investment Company Act.

[Back to Index]

               Moreover, we must ensure that Resource Capital Corp. itself qualifies for an exclusion from regulation under the Investment Company Act. We will do so by monitoring the value of our interests in our subsidiaries. At all times, we must ensure that no more than 40% of our assets, on an unconsolidated basis, excluding government securities and cash, are “investment securities” as defined in the Investment Company Act. Our interest in RCC Real Estate does not constitute an “investment security” for these purposes, but our interests in RCC Commercial and Resource TRS do constitute “investment securities.” Accordingly, we must monitor the value of our interest in these two subsidiaries to ensure that the value of our interests in them never exceeds 40% of the value of our total assets on an unconsolidated basis. We will monitor the value of our interest in Resource TRS for tax purposes as well; the applicable tax rules require us to ensure that the total value of the stock and other securities of Resource TRS and any other TRS held directly or indirectly by us does not exceed 20% of the value of our total assets. These requirements may limit our flexibility in acquiring assets in the future.

Employees

We have no direct employees. Under our management agreement, the Manager provides us with all management and support personnel and services necessary for our day-to-day operations. We are dependent upon the Manager and Resource America for personnel and administrative infrastructure. To provide its services, the Manager draws upon the expertise and experience of Resource America which, as of December 31, 2005, had 175 employees involved in asset management, including 61 asset management professionals and 114 asset management support personnel.

Corporate Governance and Internet Address

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, compensation and nominating/corporate governance committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors, and employees of our manager.

Our internet address is www.resourcecapitalcorp.com. We make available, free of charge through a link on our site, all reports filed with the SEC as soon as reasonably practicable after such filing. Our site also contains our code of business conduct and ethics, corporate governance guidelines and the charters of the audit committee, nominating and governance committee and compensation committee of our board of directors.

ITEM 1A. RISK FACTORS

This section describes material risks affecting our business. In connection with the forward-looking statements that appear in this annual report, you should carefully review the factors discussed below and the cautionary statements referred to in “Forward-Looking Statements.”

Risks Related to Our Business

We have a limited operating history. We may not be able to operate our business successfully or generate sufficient revenue to make distributions to our stockholders.

We are a recently-organized REIT that has only a limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not be able to execute our investment strategy or achieve our investment objectives and that the value of your investment could decline substantially. Our ability to achieve returns for our stockholders depends on our ability both to generate sufficient cash flow to pay distributions and to achieve capital appreciation, and we cannot assure you that we will do either.

[Back to Index]

We depend on the Manager and Resource America and may not find suitable replacements if the management agreement terminates.

We have no employees. Our officers, portfolio managers, administrative personnel and support personnel are employees of Resource America. We have no separate facilities and completely rely on the Manager and, because the Manager has no direct employees, Resource America, which have significant discretion as to the implementation of our operating policies and investment strategies. If our management agreement terminates, we may be unable to find a suitable replacement for them. Moreover, we believe that our success depends to a significant extent upon the experience of the Manager’s and Resource America’s executive officers and senior portfolio managers and, in particular, Edward E. Cohen, Jonathan Z. Cohen, Steven J. Kessler, Jeffrey D. Blomstrom, Thomas C. Elliott, Christopher D. Allen, Gretchen Bergstresser, David Bloom, Crit DeMent, Alan F. Feldman and Andrew P. Shook, whose continued service is not guaranteed.  The departure of any of the executive officers or senior portfolio managers could harm our investment performance.

Termination of our management agreement is an event of default under the repurchase agreements financing our agency RMBS.

Under our repurchase agreements with Credit Suisse Securities (USA) LLC, which has financed our purchase of agency RMBS and had an aggregate amount of outstanding indebtedness of approximately $947.1 million as of December 31, 2005, it will be an event of default if the Manager ceases to be our manager. Such an event of default would cause a termination event, which would give Credit Suisse Securities (USA) LLC, the option to terminate all repurchase transactions existing with us and make any amount due by us to the institution payable immediately. If the Manager terminates the management agreement and Credit Suisse Securities (USA) LLC, terminates the repurchase agreement with us, we may be unable to find another counterparty for our repurchase agreements and, as a result, may be required to sell a substantial portion or all of our agency RMBS. Consequently, we may be unable to execute our business plan and may suffer losses, impairing or eliminating our ability to make distributions to our stockholders. Moreover, a sale of all or a substantial portion of our agency RMBS might result in a loss of our exclusion from regulation under the Investment Company Act.

The Manager and Resource America have only limited prior experience managing a REIT and we cannot assure you that their past experience will be sufficient to successfully manage our business.

The federal income tax laws impose numerous constraints on the operations of REITs. The executive officers of the Manager and Resource America have only limited prior experience managing assets under these constraints, which may hinder the Manager’s ability to achieve our investment objectives.

We must pay the Manager the base management fee regardless of the performance of our portfolio.

The Manager is entitled to receive a monthly base management fee equal to 1/12 of our equity, as defined in the management agreement, times 1.5%, regardless of the performance of our portfolio. The Manager’s entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This, in turn, could hurt our ability to make distributions to our stockholders.

The incentive fee we pay the Manager may induce it to make riskier investments.

In addition to its base management fee, the Manager will receive incentive compensation, payable quarterly, equal to 25% of the amount by which our net income, as defined in the management agreement, exceeds the weighted average prices for our common stock in all of our offerings multiplied by the greater of 2.00% or 0.50% plus one-fourth of the average 10-year treasury rate for such quarter, multiplied by the weighted average number of common shares outstanding during the quarter. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead the Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yields generally have higher risk of loss than investments with lower yields.

[Back to Index]

The Manager manages our portfolio pursuant to very broad investment guidelines and our Board of Directors does not approve each investment decision, which may result in our making riskier investments.

The Manager manages our portfolio pursuant to very broad investment guidelines. While our Board of Directors periodically review our investment guidelines and our investment portfolio, they do not review all of our proposed investments. In addition, in conducting periodic reviews, the Board of Directors may rely primarily on information provided to them by the Manager. Furthermore, the Manager may use complex strategies, and transactions entered into by the Manager may be difficult or impossible to unwind by the time they are reviewed by the Board of Directors. The Manager has great latitude within the broad investment guidelines in determining the types of investments it makes for us. Poor investment decisions could impair our ability to make distributions to our stockholders.

We may change our investment strategy without stockholder consent, which may result in riskier investments than those currently targeted.

We have not adopted a policy as to the amounts to be invested in each of our intended investments, including securities rated below investment grade. Subject to maintaining our qualification as a REIT and our exclusion from regulation under the Investment Company Act, we may change our investment strategy, including the percentage of assets that may be invested in each class, or in the case of securities, in a single issuer, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this report. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations, all of which may reduce the market price of our common stock and impair our ability to make distributions to you. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this report.

Our management agreement was not negotiated at arm’s-length and, as a result, may not be as favorable to us as if it had been negotiated with a third party.

Our officers and two of our directors, Edward E. Cohen and Jonathan Z. Cohen, are officers or directors of the Manager and Resource America. As a consequence, our management agreement was not the result of arm’s-length negotiations and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Termination of the management agreement by us without cause is difficult and could be costly.

Termination of our management agreement without cause is difficult and costly. We may terminate the management agreement without cause only annually following its initial term upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least a majority of our outstanding common stock, based upon unsatisfactory performance by the Manager that is materially detrimental to us or a determination that the management fee payable to the Manager is not fair. Moreover, with respect to a determination that the management fee is not fair, the Manager may prevent termination by accepting a mutually acceptable reduction of management fees. We must give not less than 180 days’ prior notice of any termination. Upon any termination without cause, the Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by it during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

The Manager and Resource America may engage in activities that compete with us.

Our management agreement does not prohibit the Manager or Resource America from investing in or managing entities that invest in asset classes that are the same as or similar to our targeted asset classes, except that they may not raise funds for, sponsor or advise any new publicly-traded REIT that invests primarily in domestic MBS in the United States. The Manager’s policies regarding resolution of conflicts of interest may be varied by it if economic, market, regulatory or other conditions make their application economically inefficient or otherwise impractical. Moreover, our officers, other than our chief financial officer, and the officers, directors and employees of Resource America who provide services to us are not required to work full time on our affairs, and anticipate devoting significant time to the affairs of Resource America. As a result, there may be significant conflicts between us, on the one hand, and the Manager and Resource America on the other, regarding allocation of the Manager’s and Resource America’s resources to the management of our investment portfolio.

[Back to Index]

Our Manager’s liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities.

Our Manager will not assume any responsibility under the management agreement other than to render the services called for under it, and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Resource America, the Manager, their directors, managers, officers, employees and affiliates will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders for acts performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify the parties for all damages and claims arising from acts not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

Our investment portfolio is heavily concentrated in agency RMBS and we cannot assure you that we will be successful in achieving a more diversified portfolio.

As of December 31, 2005, 50.5% of our investment portfolio, based on the vair value of our assets, consisted of agency RMBS. One of our key strategies in accomplishing our business objectives is to seek a diversified investment portfolio. We may not be successful in diversifying our investment portfolio and, even if we are successful in diversifying our investment portfolio, it is likely that up to 30% of our fully-leveraged assets will be agency RMBS. If we are unable to achieve a more diversified portfolio, we will be particularly exposed to the investment risks that relate to investments in agency RMBS and we may suffer losses if investments in agency RMBS decline in value.

We leverage our portfolio, which may reduce the return on our investments and cash available for distribution.

We currently leverage our portfolio through repurchase agreements, warehouse facilities and CDOs. In addition, we expect to use additional forms of financing when appropriate. We are not limited in the amount of leverage we may use. As of December 31, 2005, our outstanding indebtedness was $1.8 billion and our leverage ratio was 9.4 times. The amount of leverage we use will vary depending on the availability of credit facilities, our ability to structure and market CDOs and other securitizations, the asset classes we leverage and the cash flows from the assets being financed. Our use of leverage subjects us to risks associated with debt financing, including the risk that:

•	the cash provided by our operating activities will not be sufficient to meet required payments of principal and interest;

•	the cost of financing will increase relative to the income from the assets financed, reducing the income we have available to pay distributions; and

•
our investments may have maturities that differ from the maturities of the related financing and, consequently, the risk that the terms of any refinancing we obtain will not be as favorable as the terms of existing financing. If we are unable to secure refinancing on acceptable terms, we may be forced to dispose of some of our assets at disadvantageous terms or to obtain financing at unfavorable terms, either of which may result in losses to us or reduce the cash flow available to meet our debt service obligations or to pay distributions.

Financing that we obtain, and particularly securitization financing such as CDOs, may require us to maintain a specified ratio of the amount of the financing to the value of the assets financed. A decrease in the value of these assets may lead to margin calls or calls for the pledge of additional assets which we will have to satisfy. We may not have sufficient funds or unpledged assets to satisfy any such calls.

[Back to Index]

Growth in our business operations may strain the infrastructure of the Manager and Resource America, which could increase our costs, reduce our profitability and reduce our cash available for distribution and our stock price. Failure to grow may harm our ability to achieve our investment objectives.

Our ability to achieve our investment objectives depends on our ability to grow, which will depend on the ability of the Manager to identify and invest in securities that meet our investment criteria and to obtain financing on acceptable terms. Our ability to grow also depends upon the ability of the Manager and Resource America to successfully hire, train, supervise and manage any personnel needed to discharge their duties to us under our management agreement. Our business operations may strain Resource’s management infrastructure, which could increase our costs, reduce our profitability and reduce either or both of the distributions we can pay or the price at which our common stock trades.

We operate in a highly competitive market for investment opportunities, which may result in higher prices, lower yields and a narrower net interest spread for our investments, and may inhibit the growth or delay the diversification of our portfolio.

A number of entities compete with us to make the types of investments that we seek to make. We will compete with other REITs, public and private investment funds, commercial and investment banks, commercial finance companies and other debt-oriented investors. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives substantially similar to ours. Some of our competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments or establish more relationships than us. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time or be able to identify and make investments that are consistent with our investment objectives. Competition for desirable investments may result in higher prices, lower yields and a narrower net interest spread, and may delay or impair our ability to execute our investment strategies or acquire assets in our targeted asset classes. If competition has these effects, our earnings and ability to pay distributions could be reduced.

Failure to procure adequate capital and funding may decrease our profitability and our ability to make distributions, reducing the market price of our common stock.

We depend upon the availability of adequate financing and capital for our operations. As a REIT, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. Moreover, although Resource TRS, our taxable REIT subsidiary, or TRS, may retain earnings as new capital, we are subject to REIT qualification requirements which limit the relative value of TRS stock and securities to the other assets owned by a REIT. Consequently, we will depend upon the availability of financing and additional capital to execute our investment strategy. If sufficient financing or capital is not available to us on acceptable terms, we may not be able to achieve anticipated levels of profitability either due to the lack of funding or an increase in funding costs and our ability to make distributions and the price of our common stock may decline.

We finance our investments in significant part through CDOs in which we retain the equity. CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

We finance our non-agency RMBS, CMBS and commercial finance assets through CDOs in which we will retain the equity interest. A CDO is a special purpose vehicle that purchases collateral that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity interests are subordinate in right of payment to all other securities issued by the CDO. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and other expenses. However, there will be little or no income available to the CDO equity if there are excessive defaults by the issuers of the underlying collateral. In that event, the value of our investment in the CDO’s equity could decrease substantially. In addition, the equity securities of  CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

[Back to Index]

The use of CDO financings with over-collateralization requirements may reduce our cash flow.

The terms of CDOs we use to finance our portfolio typically require the principal amount of the assets forming the collateral pool to exceed the principal balance of the CDOs, commonly referred to as “over-collateralization.” Typically, in a CDO if the delinquencies or losses exceed specified levels, which are generally established based on the analysis by the, rating agencies or a financial guaranty insurer of the characteristics of the assets collateralizing the CDOs debt obligations, the amount of over-collateralization required increases or may be prevented from decreasing from what would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests, based on delinquency levels or other criteria, may restrict our ability to receive net income from assets collateralizing the obligations. Before structuring any CDO issuances, we will not know the actual terms of the delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant terms. If our assets fail to perform as anticipated, we may be unable to comply with these terms, which would reduce or eliminate our cash flow from our CDO financings and, as a result, our net income and ability to make distributions.

Declines in the market values of our investments may reduce periodic reported results, credit availability and our ability to make distributions.

We classify a substantial portion of our assets for accounting purposes as “available-for-sale.” As a result, changes in the market values of those assets are directly charged or credited to stockholders’ equity. A decline in these values will reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale asset is other than temporary, such decline will reduce earnings.

A decline in the market value of our assets may also adversely affect us in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we could have to sell the assets under adverse market conditions. As a result, a reduction in credit availability may reduce our earnings and, in turn, cash available to make distributions.

Loss of our exclusion from regulation under the Investment Company Act would require significant changes in our operations and could reduce the market price of our common stock and our ability to make distributions.

In order to be excluded from regulation under the Investment Company Act, we must comply with the requirements of one or more of the exclusions from the definition of investment company. Because we conduct our business through wholly-owned subsidiaries, we must ensure not only that we qualify for an exclusion from regulation under the Investment Company Act, but also that each of our subsidiaries so qualifies. If we fail to qualify for an exclusion, we could be required to restructure our activities or register as an investment company. Either alternative would require significant changes in our operations and could reduce the market price of our common stock. For example, if the market value of our investments in assets other than real estate or real estate-related assets were to increase beyond the levels permitted under the Investment Company Act exclusion, we might have to sell those assets in order to maintain our exclusion. The sale could occur under adverse market conditions. If we were required to register as an investment company, our use of leverage to fund our investment strategies would be significantly limited, which would limit our profitability and ability to make distributions, and we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons, portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

Rapid changes in the values of our RMBS, CMBS or other real-estate related investments may make it more difficult for us to maintain our qualification as a REIT or exclusion from regulation under the Investment Company Act.

If the market value or income potential of our RMBS, CMBS or other real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our

[Back to Index]
real estate-related investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of our non-real estate assets. We may have to make investment decisions that we otherwise would not make absent REIT qualification and Investment Company Act considerations.

We are highly dependent on information systems. Systems failures could significantly disrupt our business.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or those of the Manager could cause delays or other problems in our securities trading activities which could harm our operating results, cause the market price of our common stock to decline and reduce our ability to make distributions.

If we issue senior securities, their terms may restrict our ability to make cash distributions, require us to obtain approval to sell our assets or otherwise restrict our operations in ways which could make it difficult to execute our investment strategy and achieve our investment objectives.

If we issue senior securities, they will likely be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted the right to hold a perfected security interest in certain of our assets, to accelerate payments due under the indenture, to restrict distributions, and to require approval to sell assets. These covenants could make it more difficult to execute our investment strategy and achieve our investment objectives. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities.

Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we conduct our operations and our profitability.

Terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying our ABS securities or the securities markets in general. Losses resulting from these types of events are uninsurable.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Adverse economic conditions could harm the value of the property underlying our ABS or the securities markets in general which could harm our operating results and revenues and may result in the volatility of the value of our securities.

Risks Related to Our Investments

Increases in interest rates and other factors could reduce the value of our investments, result in reduced earnings or losses and reduce our ability to pay distributions.

A significant risk associated with our investment in RMBS, CMBS and other debt instruments is the risk that either or both long-term and short-term interest rates increase significantly. If long-term rates increase, the market value of our assets would decline. Even if the mortgages underlying the RMBS we own are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, those guarantees do not protect against declines in market value of the related RMBS caused by interest rate changes. At the same time, because of the short-term nature of the financing we expect to use to acquire our investments and to hold RMBS, an increase in short-term interest rates would increase our interest expense, reducing our net interest spread. This could result in reduced profitability and distributions.

[Back to Index]

We remain subject to losses on our mortgage portfolio despite our strategy of investing in highly-rated RMBS.

At December 31, 2005, approximately 98% of our RMBS were, and we anticipate that substantially all of our RMBS will be, either agency-backed or rated investment grade by at least one rating agency. While highly-rated RMBS are generally subject to a lower risk of default than lower credit quality RMBS and may benefit from third-party credit enhancements such as insurance or corporate guarantees, there is no assurance that the RMBS will not be subject to credit losses. Furthermore, ratings are subject to change over time as a result of a number of factors, including greater than expected delinquencies, defaults or credit losses, or a deterioration in the financial strength of corporate guarantors, any of which may reduce the market value of such securities. Furthermore, ratings do not take into account the reasonableness of the issue price, interest rate risk, prepayment risk, extension risk or other risks associated with the RMBS. As a result, while we attempt to mitigate our exposure to credit risk in our real estate-related portfolio on a relative basis by focusing on highly-rated RMBS, we cannot completely eliminate credit risk and remain subject to other risks to our investment portfolio that could cause us to suffer losses, which may harm the market price of our common stock.

We invest in RMBS backed by sub-prime residential mortgage loans which are subject to higher delinquency, foreclosure and loss rates than mid-prime or prime residential mortgage loans, which could result in losses to us.

Sub-prime residential mortgage loans are made to borrowers who have poor or limited credit histories and, as a result, do not qualify for traditional mortgage products. Because of their credit histories, sub-prime borrowers have materially higher rates of delinquency, foreclosure and loss compared to mid-prime and prime credit quality borrowers. As a result, investments in RMBS backed by sub-prime residential mortgage loans may have higher risk of loss than investments in RMBS backed by mid-prime and prime residential mortgage loans.

Investing in mezzanine debt and mezzanine or other subordinated tranches of CMBS, syndicated bank loans and other ABS involves greater risks of loss than senior secured debt investments.

Subject to maintaining our qualification as a REIT, we invest in mezzanine debt and expect to invest in mezzanine or other subordinated tranches of CMBS, syndicated bank loans and other ABS. These types of investments carry a higher degree of risk of loss than senior secured debt investments such as our RMBS investments because, in the event of default and foreclosure, holders of senior liens will be paid in full before mezzanine investors and, depending on the value of the underlying collateral, there may not be sufficient assets to pay all or any part of amounts owed to mezzanine investors. Moreover, our mezzanine and other subordinate debt investments may have higher loan to value ratios than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal. If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, foreclose on collateral, accelerate maturity or control decisions made in bankruptcy proceedings. In addition, the prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments. An economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of instruments underlying the securities to make principal and interest payments may be impaired. In such event, existing credit support relating to the securities’ structure may not be sufficient to protect us against loss of our principal.

The B notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

A B note is a mortgage loan typically secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B note owners after payment to the senior note owners. B notes reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, B notes can vary in their structural characteristics and risks. For example, the rights of holders of B notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B note investment we will make. Further, B notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties. B notes also are less liquid than CMBS, thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in our B note investments could subject us to increased risk of losses.

[Back to Index]

Our assets likely will include trust preferred securities of financial institutions, or CDOs collateralized by these securities, which may have greater risks of loss than senior secured loans.

Subject to maintaining our qualification as a REIT, we expect that we will invest in the trust preferred securities of financial institutions or CDOs collateralized by these securities. Investing in these securities involves a higher degree of risk than investing in senior secured loans, including the following:

•
Trust preferred securities, which are issued by a special purpose trust, typically are collateralized by a junior subordinated debenture of the financial institution and that institution’s guarantee, and thus are subordinate and junior in right of payment to most of the financial institution’s other debt.

•
Trust preferred securities often will permit the financial institution to defer interest payments on its junior subordinated debenture, deferring dividend payments by the trust on the trust preferred securities, for specified periods.

•
If trust preferred securities are collateralized by junior subordinated debentures issued by the financial institution’s holding company, dividend payments may be affected by regulatory limitations on the amount of dividends, other distributions or loans a financial institution can make to its holding company, which typically are the holding company’s principal sources of funds for meeting its obligations, including its obligations under the junior subordinated debentures.

As a result, a holder of trust preferred securities may be limited in its ability both to enforce its payment rights and to recover its investment upon default. Moreover, any deferral of dividends on the trust preferred securities in which we may invest will reduce the funds available to us to make distributions which, in turn, could reduce the market price of our common stock.

We may invest in small- and middle-ticket equipment leases and notes which may have greater risks of default than senior secured loans.

Subject to maintaining our qualification as a REIT, we invest in small- and middle-ticket equipment leases and notes. Many of the obligors are small- to mid-size businesses. As a result, we may be subject to higher risks of lease default than if our obligors were larger businesses. While we will seek to repossess and re-lease or sell the equipment subject to a defaulted lease or note, we may not be able to do so on advantageous terms. If an obligor files for protection under the bankruptcy laws, we may experience difficulties and delays in recovering the equipment. Moreover, the equipment may be returned in poor condition and we may be unable to enforce important lease provisions against an insolvent obligor, including the contract provisions that require the obligor to return the equipment in good condition. In some cases, an obligor’s deteriorating financial condition may make trying to recover what the obligor owes impractical. The costs of recovering equipment upon an obligor’s default, enforcing the obligor’s obligations under the lease or note, and transporting, storing, repairing and finding a new obligor or purchaser for the equipment may be high. Higher than expected defaults will result in a loss of anticipated revenues. These losses may impair our ability to make distributions and reduce the market price of our common stock.

Private equity investments involve a greater risk of loss than traditional debt financing.

Private equity investments are subordinate to debt financing and are not secured. Should the issuer default on our investment, we would only be able to proceed against the entity that issued the private equity in accordance with the terms of the private security, and not any property owned by the entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after any lenders to the entity are paid. As a result, we may not recover some or all of our investment, which could result in losses.

[Back to Index]

Some of our portfolio investments will be recorded at fair value as estimated by our management and reviewed by our board of directors and, as a result, there will be uncertainty as to the value of these investments.

Some of our portfolio investments will be in the form of securities that are not publicly traded, including the securities of Resource TRS. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these investments quarterly at fair value as determined under policies approved by our board of directors. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock would likely decrease if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Some of our investments may be illiquid, which may result in our realizing less than their recorded value should we need to sell such investments quickly.

We have made investments, and expect to make additional investments, in securities that are not publicly traded. A portion of these securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we, the Manager or Resource America has or could be attributed with material non-public information regarding such business entity.

We enter into warehouse agreements in connection with our planned investment in the equity securities of CDOs and if the investment in the CDO is not consummated, the warehoused collateral will be sold and we must bear any loss resulting from the purchase price of the collateral exceeding the sale price.

In connection with our investment in CDOs that the Manager structures for us, we enter into warehouse agreements with investment banks or other financial institutions, pursuant to which the institutions initially finance the purchase of the collateral that will be transferred to the CDOs. The Manager selects the collateral. If the CDO transaction is not consummated, the institution would liquidate the warehoused collateral and we would have to pay any amount by which the original purchase price of the collateral exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the CDO transaction is consummated, if any of the warehoused collateral is sold before the consummation, we will have to bear any resulting loss on the sale. The amount at risk in connection with the warehouse agreements supporting our CDO investments generally is the amount that we have agreed to invest in the equity securities of the CDO.

We may not be able to acquire eligible securities for a CDO issuance, or may not be able to issue CDO securities on attractive terms, which may require us to seek more costly financing for our investments or to liquidate assets.

We intend to use CDOs to provide long-term financing for a significant portion of the assets we acquire. During the period that we are acquiring these assets, however, we intend to finance our purchases through warehouse facilities until we accumulate a sufficient quantity to permit a CDO issuance. The warehouse facility is typically with a bank or other financial institution that will be the lead manager of the CDO issuance. We direct the warehouse provider to purchase the securities and contribute cash and other collateral which the warehouse provider holds in escrow as security for our commitment to purchase equity in the CDO and to cover our share of losses should securities need to be liquidated. As a result, during the accumulation period, we are subject to the risk that we will not be able to acquire a sufficient amount of eligible assets to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of CDOs less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets, we may have to seek other forms of potentially less attractive financing or otherwise to liquidate the assets at a price that could result in a loss of all or a portion of the cash and other collateral backing our purchase commitment.

[Back to Index]

We may have to repurchase assets that we have sold in connection with CDOs and other securitizations.

If any of the assets that we originate or acquire and sell or securitize does not comply with representations and warranties that we make about their characteristics, the borrowers and the underlying assets, we may have to purchase these assets from the CDO or securitization vehicle, or replace them with substitute loans or securities. In addition, in the case of loans or securities that we have sold instead of retained, we may have to indemnify purchasers for losses or expenses incurred as a result of a breach of a representation or warranty. Any significant repurchases or indemnification payments could materially reduce our liquidity, earnings and ability to make distributions.

An increase in our borrowing costs relative to the interest we receive on our assets may impair our profitability, and thus our cash available for distribution to our stockholders.

As our repurchase agreements and other short-term borrowings mature, we will be required either to enter into new borrowings or to sell certain of our investments at times when we might otherwise not choose to do so. At December 31, 2005, our repurchase agreements had a weighted average maturity of 17 days and our warehouse facility had a weighted average maturity of 90 days. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the income on our assets and the cost of our borrowings, which would reduce earnings and, in turn, cash available for distribution to our stockholders.

Termination events contained in our repurchase agreements increase the possibility that we will be unable to maintain adequate capital and funding and may reduce cash available for distribution.

As of December 31, 2005 we had outstanding $1.1 billion of repurchase agreements, representing 58% of our total debt. The occurrence of an event of default under our repurchase agreements may cause transactions to be terminated early. Events of default include failure to complete an agreed upon repurchase transaction, failure to comply with margin and margin repayment requirements, the commencement by us of a bankruptcy, insolvency or similar proceeding or filing of a petition against us under bankruptcy, insolvency or similar laws, or admission of an inability to, or intention not to, perform a party’s obligation under the agreement. Our repurchase agreement with Credit Suisse Securities (USA) LLC, which held $947.1 million of our repurchase agreements at December 31, 2005, includes provisions that establish termination events if:

•
we incur a net asset value decline of 20% on a monthly basis, 30% on a quarterly basis, 40% on an annual basis, or 50% or more from the highest net asset value since the inception of the repurchase agreement;

•	we fail to maintain a minimum net asset value of $100 million; or

•	the Manager ceases to be our manager.

The occurrence of an event of default or termination event would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If we are required to terminate outstanding repurchase transactions and are unable to negotiate more favorable funding terms, our financing costs will increase. This may reduce the amount of capital we have available to invest and/or may impair our ability to make distributions. In addition, we may have to sell assets at a time when we might not otherwise choose to do so.

A prolonged economic slowdown, recession or decline in real estate values could impair our investments and harm our operating results.

Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses on our investments and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and reduce or eliminate our earnings and ability to make distributions.

[Back to Index]

We may be exposed to environmental liabilities with respect to properties to which we take title.

In the course of our business, we may take title to real estate through foreclosure on collateral underlying real estate securities. If we do take title to any property, we could be subject to environmental liabilities with respect to it. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs they incur as a result of environmental contamination, or may have to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial and could reduce our income and ability to make distributions.

We will lose money on our repurchase transactions if the counterparty to the transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of the term or if we default on our obligations under the repurchase agreement.

When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty must resell the securities back to us at the end of the term of the transaction, which is typically 30-90 days. Because the cash we receive from the counterparty when we initially sell the securities to the counterparty is less than the market value of those securities, typically about 97% of that value, if the counterparty defaults on its obligation to resell the securities back to us we will incur a loss on the transaction. We will also incur a loss if the value of the underlying securities has declined as of the end of the transaction term, as we will have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could reduce our earnings, and thus our cash available for distribution to our stockholders.

If we default on one of our obligations under a repurchase transaction, the counterparty can terminate the transaction and cease entering into any other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another repurchase dealer in order to continue to leverage our portfolio and carry out our investment strategy. There is no assurance we would be able to establish a suitable replacement facility.

Our hedging transactions may not completely insulate us from interest rate risk and may result in poorer overall investment performance than if we had not engaged in any hedging transactions.

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Our interest rate hedging activity will vary in scope depending upon market conditions relating to, among other factors, the level and volatility of interest rates and the type of assets we hold. There are practical limitations on our ability to insulate our portfolio from all of the negative consequences associated with changes in short-term interest rates, including:

•	Available interest rate hedges may not correspond directly with the interest rate risk against which we seek protection.

•	The duration of the hedge may not match the duration of the related liability.

•
Interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging costs may include structuring and legal fees and fees payable to hedge counterparties to execute the hedge transaction.

•	Losses on a hedge position may reduce the cash available to make distributions to stockholders, and may exceed the amounts invested in the hedge position.

•	The amount of income that a REIT may earn from hedging transactions, other than through a TRS, is limited by federal tax provisions governing REITs.

•	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction.

•	The party owing money in the hedging transaction may default on its obligation to pay.

[Back to Index]
We have adopted written policies and procedures governing our hedging activities. Under these policies and procedures, our board of directors is responsible for approving the types of hedging instruments we may use, absolute limits on the notional amount and term of a hedging instrument and parameters for the credit-worthiness of hedge counterparties. The senior managers responsible for each of our targeted asset classes are responsible for executing transactions using the services of independent interest rate risk management consultants, documenting the transactions, monitoring the valuation and effectiveness of the hedges, and providing reports concerning our hedging activities and the valuation and effectiveness of our hedges, to the audit committee of our board of directors no less often than quarterly. Our guidelines also require us to engage one or more experienced third party advisors to provide us with assistance in the identification of interest rate risks, the analysis, selection and timing of risk protection strategies, the administration and negotiation of hedge documentation, settlement or disposition of hedges, compliance with hedge accounting requirements and measurement of hedge effectiveness and valuation.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of the positions or prevent losses if the values of the positions decline. Hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, we may not be able to hedge against an interest rate fluctuation that is generally anticipated by the market.

The success of our hedging transactions will depend on the Manager’s ability to correctly predict movements of interest rates. Therefore, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks of default by the hedging counterparty and illiquidity.

Subject to maintaining our qualification as a REIT, we expect to use puts and calls on securities or indices of securities, interest rate swaps, caps and collars, including options and forward contracts, and interest rate lock agreements, principally Treasury lock agreements, to seek to hedge against mismatches between the cash flows from our assets and the interest payments on our liabilities. Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we entered into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, we may not always be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. A liquid secondary market may not exist for hedging instruments purchased or sold, and we may have to maintain a position until exercise or expiration, which could result in losses.

We may enter into hedging instruments that could expose us to unexpected losses in the future.

We may enter into hedging instruments that require us to fund cash payments in the future under certain circumstances, for example, upon the early termination of the instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the instrument. The amount due would be equal to the unrealized loss of the open positions with the counterparty and could also include other fees and charges. These losses will be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

[Back to Index]

Increased levels of prepayments on our MBS might decrease our net interest income or result in a net loss.

Pools of mortgage loans underlie the MBS that we acquire. The payments we receive on our MBS are derived from the payments by these underlying mortgage loans. When we acquire MBS, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. When borrowers prepay their mortgage loans faster than expected, this results in corresponding prepayments on the mortgage-related securities and may reduce the expected yield. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. No strategy can completely insulate us from prepayment or other such risks. As a result, in periods of declining rates, owners of MBS may have more money to reinvest than anticipated and be required to invest it at the lower prevailing market rates. Conversely, in periods of rising rates, owners of MBS may have less money to invest than anticipated at the higher prevailing rates. This volatility in prepayment rates also may affect our ability to maintain targeted amounts of leverage on our MBS portfolio and may result in reduced earnings or losses for us and reduce or eliminate cash available for distribution.

The obligations underlying our RMBS, CMBS and B notes will be subject to delinquency, foreclosure and loss, which could result in losses to us.

The RMBS, CMBS and B notes in which we invest will be secured by underlying mortgage loan obligations. Accordingly, our investments in our portfolio will be subject to all of the risks of the underlying obligations.

Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay these loans is dependent upon the borrower’s income or assets. A number of factors, including a national, regional or local economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. Economic problems specific to a borrower, such as loss of a job or medical problems, may also impair a borrower’s ability to repay his or her loan.

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss, that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things:

•	tenant mix, success of tenant businesses and property management decisions,

•	property location and condition,

•	competition from comparable types of properties,

•	changes in laws that increase operating expense or limit rents that may be charged,

•	any need to address environmental contamination at the property,

•	the occurrence of any uninsured casualty at the property,

•	changes in national, regional or local economic conditions and/or specific industry segments,

•	declines in regional or local real estate values,

•	declines in regional or local rental or occupancy rates,

•	increases in interest rates, real estate tax rates and other operating expenses,

[Back to Index]
•	changes in governmental rules, regulations and fiscal policies, including environmental legislation, and

•	acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which would reduce our cash flow from operations. Foreclosure of a mortgage loan can be an expensive and lengthy process which could reduce our return on the foreclosed mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy as determined by the bankruptcy court, and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Our assets include syndicated bank loans, other ABS and private equity investments, which will carry higher risks of loss than our real estate-related portfolio.

Subject to maintaining our qualification as a REIT, we invest in syndicated bank loans, other ABS and private equity. Our syndicated bank loan investments or our other ABS investments, which are principally backed by small business and bank syndicated loans, may not be secured by mortgages or other liens on assets or may involve higher loan-to-value ratios than our RMBS or CMBS. Our syndicated bank loan investments, and our ABS backed by loans, may involve one or more loans that have an interest-only payment schedule or a schedule that does not fully amortize principal over the term of the loan, which will make repayment of the loan depend upon the borrower’s liquidity or ability to refinance the loan at maturity. Numerous factors affect a borrower’s ability to repay or refinance loans at maturity, including national and local economic conditions, a downturn in a borrower’s industry, loss of one or more principal customers and conditions in the credit markets. A deterioration in a company’s financial condition or prospects may be accompanied by a deterioration in the collateral for the syndicated bank loan or any ABS backed by such company’s loans.

In addition, private equity investments may also have a greater risk of loss than senior secured or other financing since such investments are subordinate to debt of the issuer, are not secured by property underlying the investment and may be illiquid, depending upon the existence of a market for the issuer’s securities, the length of time we have held the investment and any rights we may have to require registration under the Securities Act.

Our due diligence may not reveal all of an entity’s liabilities and other weaknesses in its business.

Before investing in the securities of any issuer, we will assess the strength and skills of the issuer’s management, the value of any collateral securing debt securities, the ability of the issuer and the collateral to service the debt and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the entities or, with respect to debt securities, any underlying collateral. Our due diligence processes, however, may not uncover all facts that may be relevant to an investment decision.

[Back to Index]

Risks Related to Our Organization and Structure

Our charter and bylaws contain provisions that may inhibit potential acquisition bids that you and other stockholders may consider favorable, and the market price of our common stock may be lower as a result.

Our charter and bylaws contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors. These provisions include the following:

•
There are ownership limits and restrictions on transferability and ownership in our charter. For purposes of assisting us in maintaining our REIT qualification under the Internal Revenue Code, our charter generally prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding capital stock. This restriction may:

•
discourage a tender offer or other transactions or a change in the composition of our board of directors or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders; or

•	result in shares issued or transferred in violation of such restrictions being automatically transferred to a trust for a charitable beneficiary, resulting in the forfeiture of those shares.

•
Our charter permits our board of directors to issue stock with terms that may discourage a third party from acquiring us. Our board of directors may amend our charter without stockholder approval to increase the total number of authorized shares of stock or the number of shares of any class or series and issue common or preferred stock having preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our board. Thus, our board could authorize the issuance of stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price.

•
Our charter and bylaws contain other possible anti-takeover provisions. Our charter and bylaws contain other provisions that may have the effect of delaying or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price.

Maryland takeover statutes may prevent a change in control of us, and the market price of our common stock may be lower as a result.

Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” will have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. The act defines “control shares” as voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to specific exceptions.

If voting rights or control shares acquired in a control share acquisition are not approved at a stockholders’ meeting or if the acquiring person does not deliver an acquiring person statement as required by the Maryland Control Share Acquisition Act then, subject to specific conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders’ meeting and the acquiror becomes entitled to vote a majority of the shares entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal this exemption.

[Back to Index]
Business combinations. Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transferor issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns ten percent or more of the voting power of the corporation’s shares; or

•
an affiliate or associate of the corporation who, at any time within the two-year period before the date in question, was the beneficial owner of ten percent or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which such person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares.

The statute permits exemptions from its provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

        In addition, our charter authorizes us to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present or former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

[Back to Index]

Our right to take action against the Manager is limited.

   The obligation of the Manager under the management agreement is to render its services in good faith. It will not be responsible for any action taken by our board of directors or investment committee in following or declining to follow its advice and recommendations. Furthermore, as discussed above under “—Risks Related to Our Business,” it will be difficult and costly for us to terminate the management agreement without cause. In addition, we will indemnify the Manager, Resource America and their officers and affiliates for any actions taken by them in good faith.

We have not established a minimum distribution payment level and we cannot assure you of our ability to make distributions in the future. We may in the future use uninvested offering proceeds or borrowed funds to make distributions.

We expect to make quarterly distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be impaired by the risk factors described in this prospectus. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated taxable earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital is not taxable, but it has the effect of reducing the holder’s tax basis in its investment. Although we currently do not expect that we will do so, we may also use uninvested offering proceeds or borrowed funds to make distributions. Previously, we funded our first distribution in July 2005 out of uninvested proceeds from our March 2005 private offering. The distribution exceeded GAAP net income for the period from inception of operations through June 30, 2005 by $905,000. If we use uninvested offering proceeds to pay distributions in the future, we will have less funds available for investment and, as a result, our earnings and cash available for distribution would be less than we might otherwise have realized had such funds been invested. Similarly, if we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

Tax Risks

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our investment performance.

We may realize excess inclusion income that would increase our tax liability and that of our stockholders.

If we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses of the stockholders. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is a foreign person, it would be subject to federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.

Excess inclusion income could result if we hold a residual interest in a real estate mortgage investment conduit, or REMIC. Excess inclusion income also could be generated if we issue debt obligations, such as certain CDOs, with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage related securities securing those debt obligations, i.e., if we were to own an interest in a taxable mortgage pool. However, the Department of Treasury has not issued regulations regarding the allocation of excess inclusion income to stockholders of a REIT that owns an interest in a taxable mortgage pool. While we do not expect to acquire significant amounts of residual interests in REMICs, we will own residual interests in taxable mortgage pools, which means that we will likely generate significant amounts of excess inclusion income.

[Back to Index]

If we realize excess inclusion income, we may be taxable at the highest corporate income tax rate on a portion of such income that is allocable to the percentage of our stock held by “disqualified organizations,” which are generally cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income. Although the law on the matter is unclear, we may also be taxable at the highest corporate income tax rate on a portion of excess inclusion income arising from a taxable mortgage pool that is allocable to the percentage of our stock held by disqualified organizations. We expect that disqualified organizations will own our stock. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool.

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.

We operate in a manner that is intended to cause us to qualify as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2005. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis.

If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we will be subject to federal income tax, including any applicable alternative minimum tax on our taxable income, at regular corporate rates. Distributions to stockholders would not be deductible in computing our taxable income. Corporate tax liability would reduce the amount of cash available for distribution to our stockholders. Under some circumstances, we might need to borrow money or sell assets in order to pay that tax. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for the statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income, determined without regard to the dividends paid deduction and not including net capital gains, to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. In addition, if we fail to qualify as a REIT, our taxable mortgage pool securitizations will be treated as separate corporations for U.S. federal income tax purposes.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

In order to qualify as a REIT, in each calendar year we must distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

•	85% of our ordinary income for that year;

•	95% of our capital gain net income for that year; and

•	100% our undistributed taxable income from prior years.

We intend to make distributions to our stockholders in a manner intended to satisfy the 90% distribution requirement and to distribute all or substantially all of our net taxable income to avoid both corporate income tax and the 4% nondeductible excise tax. There is no requirement that a domestic TRS distribute its after-tax net income to its parent REIT or their stockholders and Resource TRS may determine not to make any distributions to us. However, foreign non-U.S. TRSs, such as Apidos CDO I, will generally be deemed to distribute their earnings to us on an annual basis for federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.

[Back to Index]
Our taxable income may substantially exceed our net income as determined by GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded to the extent they exceed 5% of our REIT taxable income in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

If we make distributions in excess of our current and accumulated earnings and profits, they will be treated as a return of capital, which will reduce the adjusted basis of your stock. To the extent such distributions exceed your adjusted basis, you may recognize a capital gain.

Unless you are a tax-exempt entity, distributions that we make to you generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes. If the amount we distribute to you exceeds your allocable share of our current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock, which will reduce your basis in your stock but will not be subject to tax. To the extent the amount we distribute to you exceeds both your allocable share of our current and accumulated earnings and profits and your adjusted basis, this excess amount will be treated as a gain from the sale or exchange of a capital asset. For risks related to the use of uninvested offering proceeds or borrowings to fund distributions to stockholders, see “Item 1A − Risks Factors − Risk Related to Our Organization and Structure − We have not established a minimum distribution payment level and we cannot assure you of our ability to make distributions in the future.”

Our ownership of and relationship with our TRS will be limited and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the securities of one or more TRSs. A TRS may earn specified types of income or hold specified assets that would not be qualifying income or assets if earned or held directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns, whether or not it distributes that income to us. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Resource TRS will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. Income that is not distributed to us by Resource TRS will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders. We anticipate that the aggregate value of the securities of Resource TRS, together with the securities we hold in our other TRSs, including Apidos CDO I, will be less than 20% of the value of our total assets, including our TRS securities. We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm’s-length basis. We cannot assure you, however, that we will be able to comply with such rules.

[Back to Index]
Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge mortgage-backed securities and related borrowings. Under these provisions, our annual gross income from qualifying and non-qualifying hedges of our borrowings, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income. In addition, our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income determined without regard to income from qualifying hedges. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through Resource TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were able to sell or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial to us.

Tax law changes could depress the market price of our common stock.

The federal income tax laws governing REITs or the administrative interpretations of those laws may be amended at any time. We cannot predict when or if any new federal income tax law or administrative interpretation, or any amendment to any existing federal income tax law or administrative interpretation, will become effective and any such law or interpretation may take effect retroactively. Tax law changes could depress our stock price or restrict our operations.

Dividends paid by REITs do not qualify for the reduced tax rates provided for under current law.

Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals under recently enacted tax legislation. The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs.

The tax treatment of income inclusions from our foreign TRSs or other corporations that are not REITs or qualified REIT subsidiaries is unclear for purposes of the gross income requirements for REITs.

We may be required to include in our income, even without the receipt of actual distributions, earnings from our foreign TRSs or other corporations that are not REITs or qualified REIT subsidiaries, including from our current and contemplated equity investments in CDOs, such as our investment in Apidos CDO I and Apidos CDO III. We intend to treat these income inclusions as qualifying income for purposes of the 95% gross income test applicable to REITs but not for purposes of the REIT 75% gross income test. Because there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests, we cannot assure you that the IRS will not assert a contrary position. In the event that such income was determined not to qualify for the 95% gross income test, we could fail to qualify as a REIT. Even if such income does not cause us to fail to qualify as a REIT because of relief provisions, we would be subject to a penalty tax with respect to such income to the extent it, together with any other non-qualifying income, exceeds 5% of our gross income.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

[Back to Index]
ITEM 2. PROPERTIES

Our manager leases principal executive and administrative offices at 712 Fifth Avenue, 10th Floor, New York, NY 10019 under a lease that expires in March 2010. Its telephone number is (212) 506-3870. Resource America’s principal executive office is located at 1845 Walnut St, 10th Floor, Philadelphia, PA 19103. Its telephone number is (215) 546-5005.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “RSO” since our initial public offering in February 2006. The following table sets forth for the indicated periods the high, low and last sales price for our common stock, as reported on the New York Stock Exchange, and the dividends declared and paid with respect to such periods:

	High	Low	Last	Dividends Declared
Fiscal 2005 (1)
First Quarter	N/A	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A	$0.20
Third Quarter	N/A	N/A	N/A	$0.30
Fourth Quarter	N/A	N/A	N/A	$0.36

(1)	We were formed in January 2005 as a Maryland corporation and became a publicly-traded company following our initial public offering in February 2006.

We are organized and conduct our operation to qualify as a real estate investment trust, or a REIT, which requires that we distribute at least 90% of our REIT taxable income. Therefore, we intend to continue to declare quarterly distributions on our common stock. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our board of directors seems relevant.

As of March 20, 2006, there were 17,813,096 common shares outstanding held by 37 persons of record and 2,122 beneficial owners.

[Back to Index]

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
On January 31, 2005, in connection with our incorporation, we issued 1,000 shares of our common stock to Resource America for $1,000. Such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, which we refer to as the Securities Act, pursuant to Section 4(2) thereof. These shares of common stock were redeemed upon completion of our March 2005 private offering.

On March 8, 2005, we sold shares of our common stock to Credit Suisse Securities (USA) LLC, as initial purchaser. We issued these shares of common stock to the initial purchaser in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act. The initial purchaser paid us a purchase price of $13.95 per share, for total proceeds of approximately $122.1 million. The initial purchaser resold all of these shares of common stock to (i) qualified institutional buyers (as defined in Rule 144A under the Securities Act) in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 144A under the Securities Act and (ii) investors outside the United States in reliance on the exemption from the registration requirements of the Securities Act provided by Regulation S under the Securities Act. The offering price per share of common stock to qualified institutional buyers under Rule 144A and non-United States persons under Regulation S was $15.00 per share for gross proceeds of approximately $131.3 million. The initial purchaser’s discount and commission was $9.2 million.

On March 8, 2005, we sold 6,578,372 shares of common stock in a concurrent private placement to 207 “accredited investors” (as defined in Rule 501 under the Securities Act) in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D under the Securities Act, with the initial purchaser acting as placement agent. The initial purchaser received a placement fee of $1.05 per share with respect to 5,221,206 of these shares of common stock. No placement fee was paid with respect to 1,357,166 of these shares. The offering resulted in gross proceeds of approximately $93.2 million and total placement fees paid to the placement agents of approximately $5.5 million.

On March 8, 2005, we granted a total of 345,000 restricted shares of common stock to the Manager pursuant to our 2005 Stock Incentive Plan. Additionally, on each of March 8, 2005 and March 8, 2006, we granted, in the aggregate, 4,000 restricted shares of common stock and 4,224 restricted shares of common stock, respectively, to our non-employee directors pursuant to the Incentive Plan. Such grants were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

On March 8, 2005, we granted options to acquire 651,666 shares of common stock at a price of $15.00 per share, to the Manager pursuant to the Incentive Plan. The options become exercisable in three annual installments beginning on the first anniversary of the date of grant and expire on the tenth anniversary of the date of grant. Such grant was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

In accordance with the provisions of the management agreement, on January 31, 2006 we issued 5,738 shares of common stock to the Manager. These shares represented 25% of the Manager’s quarterly incentive compensation fee that accrued for the three months ended December 31, 2005. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

[Back to Index]

On February 10, 2006, we completed the initial public offering of our common stock pursuant to a registration statement declared effective February 6, 2006 (Registration No. 333-126517). We offered 2,120,800 shares of our common stock, all of which were sold, and certain of our stockholders offered and sold a total of 1,879,200 shares of our common stock. All shares sold in the initial public offering were sold at a price to the public of $15.00 per share. We received net proceeds of approximately $27.6 million after payment of underwriting discounts and commissions of approximately $2.1 million and other offering expenses of approximately $2.1 million. All of such payments were to non-affiliated third parties. The net proceeds of the offering were added to our working capital for use as described in Item 1 - “Business.” We did not receive any proceeds from the sale of shares by the selling stockholders. The managing underwriters for the offering were Credit Suisse Securities (USA) LLC, Friedman, Billings, Ramsey & Co., Inc., Citigroup Global Markets, Inc., J.P. Morgan Securities Inc., Piper Jaffray & Co. and Flagstone Securities LLC.

[Back to Index]

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION OF
RESOURCE CAPITAL CORP AND SUBSIDIARIES

The following selected financial and operating information should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements, including the notes, included elsewhere herein (in thousands, except share data).

As of and for the Period from March 8, 2005 (date operations commenced) to December 31, 2005
Consolidated Income Statement Data
Revenues:
Net interest income:
Interest income	$61,387
Interest expense	43,062
Net interest income	18,325

Other revenue:
Net realized gain on investments	311

Expenses:
Management fee expense - related party	3,012
Equity compensation expense − related party	2,709
Professional services	516
Insurance expense	395
General and administrative	1,096
Total expenses	7,728

Net income	$10,908

Net income per share − basic	$0.71
Net income per share − diluted	$0.71
Weighted average number of shares outstanding − basic	15,333,334
Weighted average number of shares outstanding - diluted	15,405,714

Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,729
Restricted cash	23,592
Available-for-sale securities, pledged as collateral, at fair value	1,362,392
Available-for-sale securities, at fair value	28,285
Loans, net of allowances of $0	570,230
Total assets	2,045,547
Repurchase agreements (including accrued interest of $2,104)	1,068,277
CDOs	687,407
Warehouse agreements	62,961
Total liabilities	1,850,214
Total stockholders’ equity	195,333

Other Data:
Dividends declard per common share	$0.86

[Back to Index]

 ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements. Actual results could differ materially from those expressed in or implied by those forward looking statements. Please see ‘‘Special Note Regarding Forward-Looking Statements’’ and ‘‘Risk Factors’’ for a discussion of certain risks, uncertainties and assumptions associated with those statements.

Overview

We are a specialty finance company that intends to qualify and will elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2005. Our objective is to provide attractive risk-adjusted total returns over time to our stockholders through both stable quarterly distributions and capital appreciation. We make investments in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets. We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments and to mitigate interest rate risks through derivative instruments.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks. We generate revenues from the interest we earn on our agency and non-agency RMBS, CMBS, mezzanine debt, B notes, other ABS, syndicated bank loans, dividend payments on trust preferred securities and private equity investments and payments on equipment leases and notes. We use a substantial amount of leverage to enhance our returns and we finance each of our different asset classes with different degrees of leverage. The cost of borrowings to finance our investments comprises a significant part of our expenses. Our net income will depend on our ability to control these expenses relative to our revenue. In our non-agency RMBS, CMBS, other ABS, syndicated bank loans, equipment leases and notes, private equity investments and trust preferred asset classes we use warehouse facilities as a short-term financing source and CDOs and, to a lesser extent, other term financing as a long-term financing source. In our commercial real estate loan portfolio, we use repurchase agreements as a short-term financing source and CDOs and, to a lesser extent, other term financing as a long-term financing source. We expect that our other term financing will consist of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs. In our agency RMBS portfolio, we finance the acquisition of our investments with short-term repurchase arrangements. We seek to mitigate the risk created by any mismatch between the maturities and repricing dates of our agency RMBS and the maturities and repricing dates of the repurchase agreements we use to finance them through derivative instruments, principally floating-to-fixed interest rate swap agreements and interest rate cap agreements.

On March 8, 2005, we received net proceeds of $214.8 million from a private placement of 15,333,334 shares of common stock. Our investment portfolio as of December 31, 2005 reflects our initial investment of substantially all of the $214.8 million of net proceeds from the private offering. As of December 31, 2005, we had invested 10.0% of our portfolio in commercial real estate-related assets, 50.5% in agency RMBS, 17.0% in non-agency RMBS and 22.5% in commercial finance assets. We intend to diversify our portfolio over our targeted asset classes during the next 12 months as follows: between 20% and 25% in commercial real estate-related assets, between 25% and 30% in agency RMBS, between 15% and 20% in non-agency RMBS, and between 30% and 35% in commercial finance assets, subject to the availability of appropriate investment opportunities and changes in market conditions. We expect that diversifying our portfolio by shifting the mix towards higher-yielding assets will increase our earnings, subject to maintaining the credit quality of our portfolio. If we are unable to maintain the credit quality of our portfolio, however, our earnings will decrease. Because the amount of leverage we intend to use will vary by asset class, our asset allocation may not reflect the relative amounts of equity capital we have invested in the respective classes.

[Back to Index]

              We are externally managed by the Manager, an indirect wholly-owned subsidiary of Resource America, a publicly traded specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for its own account and for institutional and sophisticated individual investors in financial fund management (primarily RMBS, CMBS and other ABS), real estate and equipment finance. As of December 31, 2005, Resource America managed approximately $8.6 billion of assets, including approximately $4.1 billion of assets in CDOs.

As we develop our investment portfolio, we expect that our ability to achieve our objectives, as well as to operate profitably, will be affected by a variety of economic and industry factors. These factors include:

•
our ability to maintain a positive spread between our MBS and the borrowings we use to fund the purchase of our MBS, which may be adversely affected by a rising interest rate environment such as existed in the period from commencement of our operations to December 31, 2005;

•
the difference between actual prepayment speeds on mortgages underlying our MBS and the prepayment speeds that we projected when we acquired the MBS; typically, prepayment speeds increase in periods of declining interest rates and decrease in periods of rising interest rates such as existed in the period from commencement of our operations to December 31, 2005.

•	our ability to obtain funding and our borrowing capacity, which affects our ability to acquire assets;

•	our intended use of leverage;

•	our borrowing costs, which affect our cost of acquiring and holding our assets;

•	our ability to obtain suitable hedging for our interest rate risks and the extent and cost of that hedging;

•	the market value of our investments;

•	our need to comply with REIT and Investment Company Act requirements, which will affect the nature and composition of our investment portfolio and the amount of revenues we derive from it; and

•	other market developments.

       We expect to face increased competition for our targeted investments. This increased competition could result in our having to pay increased prices for our investments, receiving lower yields on invested capital, or both, which could reduce the net interest spread on our portfolio and, as a result, our net income. While we expect that the size and growth of the market for our targeted investments will continue to provide us with a variety of investment opportunities, increased competition may make it more difficult to identify and acquire investments that are consistent with our investment objectives. However, we also believe that bank lenders will continue their historic lending practices of requiring low loan-to-value ratios and high debt service coverage ratios, which will provide lending opportunities to us.

Results of Operations

We made our first investment on March 14, 2005 and we believe that we will fully deploy and leverage, consistent with our financing strategy, the capital raised in our March 2005 private placement by the end of the first quarter of 2006, subject to market conditions. As of December 31, 2005, we had approximately $17.7 million of equity capital that we had not deployed and leveraged.

       Our initial portfolio investments have been comprised of commercial real estate loans, agency RMBS, non-agency RMBS, other ABS, syndicated bank loans, private equity and equipment leases and notes. We have financed our agency RMBS portfolio and commercial real estate loan portfolio through short-term repurchase agreements and our non-agency RMBS, other ABS and syndicated bank loans through warehouse facilities as a short-term financing source.  We intend to use CDOs and other secured borrowings as a long-term financing source for our non-agency RMBS, other ABS, syndicated bank loans and commercial real estate loans. We closed our initial two CDO financings during the period from March 8, 2005 to December 31, 2005 and entered into arrangements with respect to a third CDO financing. In general, to the extent that we do not hedge the interest rate exposure within our agency RMBS portfolio, rising interest rates (particularly short-term rates) such as those that existed in the period from March 8, 2005 to December 31, 2005, will decrease our net interest income from levels that might otherwise be expected, as the cost of our repurchase agreements will rise faster than the yield on our agency RMBS. In addition, our agency

[Back to Index]
RMBS are subject to interest rate caps while the short-term repurchase agreements we use to finance them are not. As a result, if interest rates rise to the point where increases in our interest income are limited by these caps, our net interest income could be reduced or, possibly, we could incur losses. As of December 31, 2005, we had entered into interest rate swaps that seek to hedge a substantial portion of the risks associated with increasing interest rates with maturities ranging from April 2006 through August 2006. In January 2006, we entered into an amortizing swap agreement that will extend the period of time we have hedged the risks on our agency RMBS portfolio through October 2007.

        The yield on our RMBS may be affected by a difference between the actual prepayment rates of the underlying mortgages and those that we projected when we acquired the RMBS. See ‘‘Risk Factors − Risks Related to Our Investments − Increased levels of prepayments on our MBS might decrease our net interest income or result in a net loss.’’ In periods of declining interest rates, prepayments will likely increase. If we are unable to reinvest the proceeds of such repayments at comparable yields, our net interest income may suffer. In a rising interest rate environment, prepayment rates on our assets will likely slow, causing their expected lives to increase. This may cause our net interest income to decrease as our borrowing and hedging costs may rise while our interest income on these assets will remain constant.

As we seek to diversify our investment portfolio from our initial investment position in agency RMBS, we will seek to execute our match-funding strategy for non-agency RMBS, commercial real estate-related assets and commercial finance assets. However, we may not be able to execute this strategy fully, or at all. We expect that, for any period in which we do not match fund these assets, they will reprice more slowly than their related funding. In a rising interest rate environment, such as existed in the period from March 8, 2005 to December 31, 2005, our net interest income could be reduced from levels that might otherwise be expected, or we could incur losses.

For the Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005

Summary

Our net income for the period from March 8, 2005 to December 31, 2005 was $10.9 million, or $0.71 per weighted-average common share-diluted.

Net Interest Income

Net interest income for the period totaled $18.3 million. Investment income totaled $61.4 million and was comprised of $31.1 million of interest income on our agency RMBS portfolio, $13.1 million of interest income on our non-agency RMBS, CMBS and other ABS portfolio, $11.9 million of interest income on our syndicated loan portfolio, $2.8 million of interest income on our commercial real estate loan portfolio, $628,000 of interest income from our private equity and leasing portfolios and $1.9 million of income from our temporary investment of offering proceeds in over-night repurchase agreements. Our interest income was offset by $43.1 million of interest expense, consisting of $23.3 million on our repurchase agreements, $12.8 million on our CDO senior notes, $4.9 million on our warehouse agreements, $1.1 million on our commercial real estate loan portfolio, $516,000 related to interest rate swap agreements, $461,000 of amortization of debt issuance costs related to our two CDO offerings and $47,000 on our corporate credit facility.

Other Gains and Losses

Net realized gain on investments for the period was $311,000 and was related to gains on sales of bank loans and other ABS.

[Back to Index]

Non-Investment Expenses

Non-investment expenses for the period totaled $7.7 million. Management fees for the period totaled $3.0 million, of which $2.7 million was related to base management fees and $344,000 was related to incentive management fees due to the Manager pursuant to our management agreement. Equity compensation expense-related party totaled $2.7 million and consisted of amortization related to the March 8, 2005 grant of restricted common stock to the Manager and our independent directors and the grant of options to the Manager to purchase common stock. Professional services totaled $516,000 and consisted of audit, tax and legal costs. Insurance expense of $395,000 was the amortization related to our purchase of directors’ and officers’ insurance. General and administrative expenses totaled $1.1 million which includes $797,000 of expense reimbursements due to the Manager and $75,000 of rating agency expenses.

Income Taxes

We do not pay federal income tax on income we distribute to our stockholders, subject to our compliance with REIT qualification requirements. However, Resource TRS, our domestic TRS, is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code. As of December 31, 2005, we did not conduct any of our operations through Resource TRS.

Apidos CDO I, our foreign TRS, was formed to complete a securitization transaction structured as a secured financing. Apidos CDO I is organized as an exempt company incorporated with limited liability under the laws of the Cayman Islands and is generally exempt from federal and state income tax at the corporate level because its activities in the United States are limited to trading in stock and securities for its own account. Therefore, despite its status as a TRS, it generally will not be subject to corporate tax on its earnings and no provision for income taxes is required; however, we generally will be required to include Apidos CDO I’s current taxable income in our calculation of REIT taxable income. We also intend to make an election to treat Apidos CDO III as a TRS. Apidos CDO III was formed to complete a securitization transaction and is expected to close during 2006.

Financial Condition

Summary

All of our assets at December 31, 2005 were acquired with net proceeds from our March 2005 private placement and our use of leverage.

[Back to Index]

Investment Portfolio

The table below summarizes the amortized cost and estimated fair value of our investment portfolio as of December 31, 2005, classified by interest rate type. The table below includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the estimated fair value of our investment portfolio and the related dollar price, which is computed by dividing the estimated fair value by par amount (in thousands, except percentages):

		Amortized cost	Dollar price		Estimated fair value	Dollar price		Estimated fair value less amortized cost	Dollar price
Floating rate
Agency RMBS	$	−	0.00%	$	−	0.00%	$	−	0.00%
Non-agency RMBS		340,460	99.12%		331,974	96.65%		(8,486)	-2.47%
CMBS		458	100.00%		459	100.22%		1	0.22%
Other ABS		18,731	99.88%		18,742	99.94%		11	0.06%
B notes		121,945	100.00%		121,945	100.00%		−	0.00%
Mezzanine loans		44,500	100.00%		44,500	100.00%		−	0.00%
Syndicated bank loans		398,536	100.23%		399,979	100.59%		1,443	0.36%
Equipment leases and notes		−	0.00%		−	0.00%		−	0.00%
Private equity		1,984	99.20%		1,954	97.70%		(30)	-1.50%
Total floating rate		$926,614	99.77%		$919,553	99.01%		$(7,061)	-0.76%

Hybrid rate
Agency RMBS		$1,014,575	100.06%		$1,001,670	98.79%		$(12,905)	-1.27%
Non-agency RMBS		−	0.00%		−	0.00%		−	0.00%
CMBS		−	0.00%		−	0.00%		−	0.00%
Other ABS		−	0.00%		−	0.00%		−	0.00%
B notes		−	0.00%		−	0.00%		−	0.00%
Mezzanine loans		−	0.00%		−	0.00%		−	0.00%
Syndicated bank loans		−	0.00%		−	0.00%		−	0.00%
Equipment leases and notes		−	0.00%		−	0.00%		−	0.00%
Private equity		−	0.00%		−	0.00%		−	0.00%
Total hybrid rate		$1,014,575	100.06%		$1,001,670	98.79%		$(12,905)	-1.27%

Fixed rate
Agency RMBS	$	−	0.00%	$	−	0.00%	$	−	0.00%
Non-agency RMBS		6,000	100.00%		5,771	96.18%		(229)	-3.82%
CMBS		27,512	98.63%		26,904	96.45%		(608)	-2.18%
Other ABS		3,314	99.97%		3,203	96.62%		(111)	-3.35%
B notes		−	0.00%		−	0.00%		−	0.00%
Mezzanine loans		5,000	100.00%		5,000	100.00%		−	0.00%
Syndicated bank loans		249	99.60%		246	98.40%		(3)	-1.20%
Equipment leases and notes		23,317	100.00%		23,317	100.00%		−	0.00%
Private equity		−	0.00%		−	0.00%		−	0.00%
Total fixed rate		$65,392	99.42%		$64,441	97.97%		$(951)	-1.45%
Grand total		$2,006,581	99.90%		$1,985,664	98.86%		$(20,917)	-1.04%

[Back to Index]

Credit Review

We actively monitor the quality of the investments underlying our portfolio by utilizing specialized, proprietary risk management systems and performing detailed credit analysis. When applicable, we monitor the credit rating of our investment portfolio through the use of both Moody’s and Standard & Poor’s ratings and Moody’s WARF. WARF is the quantitative equivalent of Moody’s traditional rating categories and is used by Moody’s in its credit enhancement calculations for securitization transactions. We use WARF because the credit enhancement levels of our CDOs are computed using WARF and we have included the WARF in the tables that follow. By monitoring both Moody’s and Standard & Poor’s ratings and Moody’s WARF we can monitor trends and changes in the credit ratings of our investment portfolio. For RMBS we monitor the credit quality of the underlying borrowers by monitoring trends and changes in the underlying borrower’s FICO scores. Borrowers with lower FICO scores default more frequently than borrowers with higher FICO scores. For residential RMBS we also monitor trends and changes in LTV ratios. Increases in LTV ratios are likely to result in higher realized credit losses when borrowers default.

For commercial real estate mortgage loans we monitor trends and changes in elements which impact the borrower’s ability to continue making payments in accordance with the terms of the obligations or to repay the obligation with proceeds raised through a refinancing. These elements include debt-service-coverage ratios, or DSCR, original LTV ratios, property valuations and overall real estate market conditions.

For equipment leases, we monitor and analyze contractual delinquencies, economic conditions and trends, industry statistics and lease portfolio characteristics. We also include factors such as the Manager’s historical loss experience in the asset class.

We performed an allowance for loans losses analysis as of December 31, 2005 and have made the determination that no allowance for loan losses was required for either our securities available-for-sale portfolio or our loan portfolio. As of December 31, 2005, all of our investments are current with respect to the scheduled payments of principal and interest and we did not own any real estate properties that we had acquired through foreclosure actions.

Residential Mortgage-Backed Securities

We invest in adjustable rate and hybrid adjustable rate agency RMBS and non-agency RMBS and to a lesser extent, fixed rate non-agency RMBS, which are securities representing interests in mortgage loans secured by residential real property in which payments of both principal and interest are generally made monthly, net of any fees paid to the issuer, servicer or guarantor of the securities. In agency RMBS, the mortgage loans in the pools are guaranteed as to principal and interest by federally chartered entities such as Fannie Mae, Freddie Mac and Ginnie Mae. In general, our agency RMBS will carry implied AAA ratings and will consist of mortgage pools in which we have the entire interest.

Adjustable rate RMBS have interest rates that reset periodically (typically monthly, semi-annually or annually) over their term. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates.

Hybrid ARMs have interest rates that have an initial fixed period (typically two, three, five, seven or ten years) and reset at regular intervals after that in a manner similar to traditional ARMs. Before the first interest rate reset date, hybrid ARMs have a price sensitivity to interest rates similar to that of a fixed-rate mortgage with a maturity equal to the period before the first reset date. After the first interest rate reset date occurs, the price sensitivity of a hybrid ARM resembles that of a non-hybrid ARM.

[Back to Index]

At December 31, 2005, the mortgages underlying our hybrid adjustable rate agency RMBS had fixed interest rates for a weighted average of approximately 52 months, after which time the rates reset and become adjustable. The average length of time until maturity of those mortgages was 29.1 years. These mortgages are also subject to interest rate caps that limit both the amount that the applicable interest rate can increase during any year, known as an annual cap, and the amount that it can rise through maturity of the mortgage, known as a lifetime cap. After the interest rate reset date, interest rates on our hybrid adjustable rate agency RMBS float based on spreads over various LIBOR indices. The weighted average lifetime cap for our portfolio is an increase of 6%; the weighted average maximum annual increase is 2%.

The following table summarizes our hybrid adjustable rate agency RMBS portfolio as of December 31, 2005 (dollars in thousands):

			Weighted average
Security description	Amortized cost	Estimated fair value	Coupon	Months to reset(1)
3-1 hybrid adjustable rate RMBS	$405,047	$400,807	4.16%	25.2
5-1 hybrid adjustable rate RMBS	178,027	176,051	4.73%	54.3
7-1 hybrid adjustable rate RMBS	431,501	424,812	4.81%	75.6
Total	$1,014,575	$1,001,670	4.54%	51.7

(1)	Represents number of months before conversion to floating rate.

At December 31, 2005, we held $1.0 billion of agency RMBS, at fair value, which is based on market prices provided by dealers, net of unrealized gains of $13,000 and unrealized losses of $12.9 million. As of December 31, 2005, our agency RMBS portfolio had a weighted-average amortized cost of 100.06%. Our agency RMBS were purchased at a premium of $594,000 and are valued below par at December 31, 2005 because the weighted-average coupon of 4.54% and the corresponding interest rates of loans underlying our agency RMBS are below prevailing market rates. In the current increasing interest rate environment, we expect that the fair value of our RMBS will continue to decrease, thereby increasing our net unrealized losses.

At December 31, 2005, we held $337.7 million of non-agency RMBS, at fair value, which is based on market prices provided by dealers, net of unrealized gains of $370,000 and unrealized losses of $9.1 million. As of December 31, 2005, our non-agency RMBS portfolio had a weighted-average amortized cost of 99.13%. As of December 31, 2005, our  non-agency RMBS are valued below par, in the aggregate, because of a widening in credit spreads during the fourth quarter ended December 31, 2005. If credit spreads continue to trend higher, we expect that the fair value of our non-agency RMBS will continue to decrease, thereby increasing our net unrealized losses.

At December 31, 2005, none of the securities whose fair market value was below amortized cost had been downgraded by a credit rating agency and 76.9% were guaranteed by either Freddie Mac or Fannie Mae. We intend and have the ability to hold these securities until maturity to allow for the anticipated recovery in fair value of the securities held as they reach maturity.

The following table summarizes our RMBS classified as available-for-sale as of December 31, 2005, which are carried at fair value (in thousands, except percentages):

	Agency RMBS	Non-agency RMBS	Total RMBS
RMBS, gross	$1,013,981	$349,484	$1,363,465
Unamortized discount	(777)	(3,188)	(3,965)
Unamortized premium	1,371	164	1,535
Amortized cost	1,014,575	346,460	1,361,035
Gross unrealized gains	13	370	383
Gross unrealized losses	(12,918)	(9,085)	(22,003)
Estimated fair value	$1,001,670	$337,745	$1,339,415
Percent of total	74.8%	25.2%	100.0%

[Back to Index]
The table below describes the terms of our RMBS portfolio as of December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	Amortized cost	Dollar price
Moody’s ratings category:
Aaa	$1,014,575	100.06%
A1 through A3	42,172	100.23%
Baa1 through Baa3	281,929	99.85%
Ba1 through Ba3	22,359	89.20%
Total	$1,361,035	99.82%

S&P ratings category:
AAA	$1,014,575	100.06%
AA+ through AA-	2,000	100.00%
A+ through A-	59,699	99.55%
BBB+ through BBB-	262,524	98.99%
BB+ through BB-	1,199	94.78%
No rating provided	21,038	100.00%
Total	$1,361,035	99.82%

Weighted average rating factor	104
Weighted average original FICO (1)	633
Weighted average original LTV (1)	80.02%

(1)	Weighted average only reflects the 25.2% of the RMBS in our portfolio that are non-agency.

The stated contractual final maturity of the mortgage loans underlying our portfolio ranges up to 30 years; however, the expected maturities are subject to change based on the prepayments of the underlying mortgage loans.

The actual maturities of RMBS are generally shorter than stated contractual maturities. Actual maturities of our RMBS are affected by the contractual lives of the underlying mortgages, periodic scheduled payments of principal and prepayments of principal. See Item 1A. − “Risk Factors − Risks Related to Our Investments − Increased levels of prepayments on our MBS might decrease our net interest income or result in a net loss.”

The constant prepayment rate to balloon, or CPB, on our RMBS for the period from March 8, 2005 to December 31, 2005 was 15%. CPB attempts to predict the percentage of principal that will repay over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancing typically declines, which we believe may result in lower prepayment rates and, as a result, a lower portfolio CPB.

The following table summarizes our RMBS as of December 31, 2005 according to estimated weighted-average life classifications (in thousands, except average coupon):

Weighted average life		Fair value		Amortized cost	Average coupon
Less than one year	$	−	$	−	− %
Greater than one year and less than five years		1,333,507		1,355,035	4.89%
Greater than five years		5,908		6,000	5.73%
Total		$1,339,415		$1,361,035	4.89%

[Back to Index]
The estimated weighted-average lives of our RMBS as of December 31, 2005 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment factors to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility. The actual weighted-average lives of the RMBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment factors experienced over the lives of the applicable securities and are sensitive to changes in both prepayment factors and interest rates.

Commercial Mortgage-Backed Securities

We invest in CMBS, which are securities that are secured by or evidence interests in a pool of mortgage loans secured by commercial properties.

The yields on CMBS depend on the timely payment of interest and principal due on the underlying mortgages loans and defaults by the borrowers on such loans may ultimately result in deficiencies and defaults on the CMBS. In the event of a default, the trustee for the benefit of the holders of CMBS has recourse only to the underlying pool of mortgage loans and, if a loan is in default, to the mortgaged property securing such mortgage loan. After the trustee has exercised all of the rights of a lender under a defaulted mortgage loan and the related mortgaged property has been liquidated, no further remedy will be available. However, holders of relatively senior classes of CMBS will be protected to a certain degree by the structural features of the securitization transaction within which such CMBS were issued, such as the subordination of the relatively more junior classes of the CMBS.

At December 31, 2005, we held $27.4 million of CMBS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $1,000 and unrealized losses of $608,000. In the aggregate, we purchased the CMBS at a discount. As of December 31, 2005, the remaining discount to be accreted into income over the remaining lives of the securities was $380,000. These securities are classified as available-for-sale and as a result are carried at their fair market value.

The table below describes the terms of our CMBS as of December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$27,970	98.66%
Total	$27,970	98.66%

S&P ratings category:
BBB+ through BBB-	$12,225	98.98%
No rating provided	15,745	98.41%
Total	$27,970	98.66%

Weighted average rating factor	346

Other Asset-Backed Securities

We invest in other ABS, principally CDOs backed by small business loans and trust preferred securities of financial institutions such as banks, savings and thrift institutions, insurance companies, holding companies for these institutions and REITs.

At December 31, 2005, we held $21.9 million of other ABS at fair value, which is based on market prices provided by dealers net of unrealized gains of $24,000 and unrealized losses of $124,000. In the aggregate, we purchased the other ABS at a discount. As of December 31, 2005, the remaining discount to be accreted into income over the remaining lives of securities was $25,000. These securities are classified as available-for-sale and as a result are carried at their fair market value.

[Back to Index]
The table below describes the terms of our other ABS as of December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$22,045	99.89%
Total	$22,045	99.89%

S&P ratings category:
BBB+ through BBB-	$19,091	99.87%
No rating provided	2,954	100.00%
Total	$22,045	99.89%

Weighted average rating factor	398

Private Equity Investments

At December 31, 2005, we held one private equity investment with a fair value of $2.0 million, which was based on market prices provided by dealers net of our unrealized loss of $30,000. We invest in trust preferred securities and private equity investments with an emphasis on securities of small- to middle-market financial institutions, including banks, savings and thrift institutions, insurance companies, holding companies for these institutions and REITS. Trust preferred securities are issued by a special purpose trust that holds a subordinated debenture or other debt obligation issued by a company to the trust.

The table below describes the terms of our other private equity investments as of December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	Amortized cost	Dollar price
Moody’s ratings category:
Ba1 through Ba3	$1,984	99.19%
Total	$1,984	99.19%

S&P ratings category:
BB+ through BB-	$1,984	99.19%
Total	$1,984	99.19%

Weighted average rating factor	940

Commercial Loans

We purchase subordinate interests, referred to as B notes, and mezzanine loans from third parties. B notes are loans secured by a first mortgage and subordinated to a senior interest, referred to as an A note. The subordination of a B note is generally evidenced by a co-lender or participation agreement between the holders of the A note and the B note. In some instances, the B note lender may require a security interest in the stock or partnership interests of the borrower as part of the transaction. B note lenders have the same obligations, collateral and borrower as the A note lender, but typically are subordinated in recovery upon a default. B notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A note. B note investments are generally structured with an original term of up to three years, with one year extensions that bring the loan to a maximum term of five years. We expect to hold our B note investments to their maturity.

Mezzanine loans are loans that are senior to the borrower’s equity in, and subordinate to a first mortgage loan on, a property. These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Our mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event

[Back to Index]
of premature repayment. We expect the stated maturity of our mezzanine financings to range from three to five years. Mezzanine loans may have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms. We expect to hold these investments to maturity.

       At December 31, 2005, our commercial real estate loan portfolio consisted of seven B notes with an amortized cost of $121.9 million which bear interest at floating rates ranging from LIBOR plus 2.15% to LIBOR plus 6.25% and have maturity dates ranging from January 2007 to April 2008 and four mezzanine loans consisting of $44.5 million floating rate loans, which bear interest between LIBOR plus 2.25% and 4.50%, with maturity dates ranging from August 2007 to July 2008 and a $5.0 million fixed rate loan, which bears interest at 9.50% and matures May 2010.

On at least a quarterly basis, we evaluate our loan positions on an individual basis and determine whether an impairment has occurred. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value. As of December 31, 2005, we did not record an allowance for credit losses for our commercial real estate loan portfolio.

Syndicated Bank Loans

We acquire senior and subordinated, secured and unsecured loans or syndicated bank loans made by banks or other financial entities. Syndicated bank loans may also include revolving credit facilities, under which the lender is obligated to advance funds to the borrower under the credit facility as requested by the borrower from time to time. We expect that some amount of these loans will be secured by real estate mortgages or liens on other assets. Certain of these loans may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan.

At December 31, 2005, we held a total of $400.2 million of syndicated loans at fair value, of which $337.2 million are held by and secure the debt issued by Apidos CDO I. We own 100% of the equity issued by Apidos CDO I, which we have determined is a variable interest entity, or VIE, and are therefore deemed to be its primary beneficiary. In addition, $63.0 million of our syndicated loans are financed and held on our Apidos CDO III warehouse facility. Upon review of the transaction, we determined that Apidos CDO III is a VIE and we are the primary beneficiary of the VIE. As a result, we consolidated Apidos CDO I and also consolidated Apidos CDO III as of December 31, 2005, even though we do not yet own any of the equity of Apidos CDO III. We accrued interest income based on the contractual terms of the loans and recognized interest expense in accordance with the terms of the warehouse agreement in our consolidated statement of operations.

The table below describes the terms of our syndicated bank loan investments as of December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	Amortized cost	Dollar price
Moody’s ratings category:
Ba1 through Ba3	$155,292	100.24%
B1 through B3	243,493	100.23%
Total	$398,785	100.23%

S&P ratings category:
BBB+ through BBB-	$15,347	100.20%
BB+ through BB-	131,607	100.22%
B+ through B-	246,335	100.24%
CCC+ through CCC-	5,496	100.37%
Total	$398,785	100.23%

Weighted average rating factor	2,089

[Back to Index]
Equipment Leases and Notes

We invest in small- and middle-ticket equipment leases and notes. Under full payout leases and notes, the payments we receive over the term of the financing will return our invested capital plus an appropriate return without consideration of the residual and the obligor will acquire the equipment at the end of the payment term. We focus on leased equipment and other assets that are essential for businesses to conduct their operations so that end users will be highly motivated to make required monthly payments. At December 31, 2005, we held $23.3 million of equipment leases and notes on a cost basis, net of unearned income.

Investments in direct financing leases and notes as of December 31, 2005 are as follows (in thousands):

As of December 31, 2005
Direct financing leases	$18,141
Notes receivable	5,176
Total	$23,317

Interest Receivable

At December 31, 2005, we had interest receivable of $9.5 million, which consisted of $9.2 million of interest on our securities, loans and equipment leases and notes, $172,000 of purchased interest that had been accrued when our securities and loans were purchased and $98,000 of interest earned on escrow and sweep accounts.

Other Assets

Other assets at December 31, 2005 of $1.1 million, consisted primarily of $89,000 of prepaid directors’ and officers’ liability insurance, $1.2 million of prepaid costs, principally professional fees, associated with the preparation and filing with the SEC of a registration statement for our initial public offerings and $34,000 of prepaid costs associated with the structuring of our hedging transactions. These were partially offset by $164,000 of deferred loan origination fees associated with our commercial real estate loan portfolio.

Hedging Instruments

Hedging involves risk and typically involves costs, including transaction costs. The costs of hedging can increase as the length of time covered by the hedges increases and during periods of rising and volatile interest rates. We may increase our hedging activity and, thus, increase our hedging costs during periods when interest rates are volatile and rising. We generally intend to hedge as much of our interest rate risk as the Manager determines is in the best interest of our stockholders, after considering the cost of such hedging transactions and our need to maintain our qualification as a REIT. Our policies do not contain specific requirements as to the percentages or amounts of interest rate risk that we must hedge. We cannot assure you that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. In addition, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. See Item 1A − ‘‘Risk Factors − Risks Related to Our Investments − Our hedging transactions may not completely insulate us from interest rate risk and may result in poorer overall investment performance than if we had not engaged in any hedging transactions.’’

As of December 31, 2005, we had entered into hedges with a notional amount of $987.2 million. Interest rate hedges entered into during the period from March 8, 2005 to December 31, 2005 and our expected future interest rate hedging will typically consist of interest rate swaps and interest rate caps as a means of adding stability to our interest expense and to manage our exposure to interest rate movements or other identified risks. An interest rate swap is a contractual agreement entered into between two counterparties under which each agrees to make periodic payment to the other for an agreed period of time based upon a notional amount of principal. The principal amount is notional because there is no need

[Back to Index]

to exchange actual amounts of principal in a single currency transaction: there is no foreign exchange component to take into account. However, a notional amount of principal is required in order to compute the actual cash amounts that will be periodically exchanged. An interest cap is a contractual agreement entered into between two counterparties under which the cap reduces the exposure to variability in future cash outflows attributable to changes in LIBOR.

Under the most common form of interest rate swaps, a series of payments calculated by applying a fixed rate of interest to a notional principal amount is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-for-floating interest rate swap. Our hedges at December 31, 2005 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest. The maturities of these hedges range from April 2006 to June 2014. At December 31, 2005, the unrealized gain on our interest rate swap agreements was $2.8 million. We intend to continue to seek such hedges for our floating rate debt in the future.

Liabilities

We have entered into repurchase agreements to finance our agency RMBS and commercial real estate loans. These agreements are secured by our agency RMBS and commercial real estate loans and bear interest rates that have historically moved in close relationship to the London Interbank Offered Rate, or LIBOR. At December 31, 2005, we had established nine borrowing arrangements with various financial institutions and had utilized three of these arrangements, principally our arrangement with Credit Suisse Securities (USA) LLC. None of the counterparties to these agreements are affiliates of the Manager or us.

We seek to renew our repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. Through December 31, 2005, we have encountered no difficulties in effecting renewals of our repurchase agreements.

At December 31, 2005, we had outstanding $947.1 million of repurchase agreements secured by our agency RMBS with Credit Suisse Securities (USA) LLC with a weighted-average current borrowing rate of 4.34%, all of which matured in less than 30 days. At December 31, 2005, the repurchase agreements were secured by agency RMBS with an estimated fair value of $975.3 million and had a weighted-average maturity of 17 days. The net amount at risk, defined as the sum of the fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense, was $31.2 million at December 31, 2005.

In August 2005, we also entered into a master repurchase agreement with Bear, Stearns International Limited to finance the purchase of commercial real estate loans. The maximum amount of our borrowing under the repurchase agreement is $150.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. At December 31, 2005, we had outstanding $80.6 million of repurchase agreements with a weighted average current borrowing rate of 5.51%, all of which matured in less than 30 days. At December 31, 2005, the repurchase agreements were secured by commercial real estate loans with an estimated fair value of $116.3 million and had a weighted average maturity of 17 days. The net amount of risk was $36.0 million at December 31, 2005.

In December 2005, we entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch to finance the purchase of commercial real estate loans. The maximum amount of our borrowing under the repurchase agreement is $300.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. At December 31, 2005, we had outstanding $38.5 million of repurchase agreements with a weighted average current borrowing rate of 5.68%, all of which matured in less than 30 days. At December 31, 2005, the repurchase agreements were secured by commercial real estate loans with an estimated fair value of $55.0 million and had a weighted average maturity of 18 days. The net amount of risk was $16.7 million at December 31, 2005.

[Back to Index]

              In December 2005, we entered into a $15.0 million corporate credit facility with Commerce Bank, N.A. The unsecured revolving credit facility permits us to borrow up to the lesser of the facility amount and the sum of 80% of the sum of our unsecured assets rated higher than Baa3 or better by Moody’s and BBB- or better by Standard and Poor’s plus our interest receivables plus 65% of our unsecured assets rated lower than Baa3 by Moody’s and BBB- from Standard and Poor’s. Up to 20% of the borrowings under the facility may be in the form of standby letters of credit. At December 31, 2005, $15.0 million was outstanding under this facility at an interest rate of 6.37%.

              As of December 31, 2005, we had executed two CDO transactions. In July 2005, we closed Ischus CDO II, a $400.0 million CDO transaction that provided financing for mortgage-backed and other asset-backed securities. The investments held by Ischus CDO II collateralize $376.0 million of senior notes issued by the CDO vehicle. In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for syndicated bank loans. The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.

Also during the period from March 8, 2005 to December 31, 2005, we formed Apidos CDO III and began borrowing on a warehouse facility provided by Citigroup Financial Products, Inc. to purchase syndicated loans. At December 31, 2005, $63.0 million was outstanding under the facility. The facility bears interest at a rate of LIBOR plus 0.25%, which was 4.61% at December 31, 2005.

Stockholders’ Equity

Stockholders’ equity at December 31, 2005 was $195.3 million and included $22.4 million of net unrealized losses on securities classified as available-for-sale offset by $2.8 million of unrealized gains on cash flow hedges, shown as a component of accumulated other comprehensive loss. The unrealized losses consist of $12.9 million of net unrealized losses on our agency RMBS portfolio, $9.4 million of net unrealized losses on our non-agency RMBS portfolio and a $30,000 unrealized loss on a private equity investment. At December 31, 2005, the weighted average coupon of our agency RMBS portfolio is below prevailing market rates and credit spreads widened on our non-agency RMBS portfolio.

As a result of our ‘‘available-for-sale’’ accounting treatment, unrealized fluctuations in market values of assets do not impact our income determined in accordance with GAAP, or our taxable income, but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders’ equity under ‘‘Accumulated Other Comprehensive Income (Loss).’’ By accounting for our assets in this manner, we hope to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

REIT Taxable Income and Investment Company Act Matters

At December 31, 2005, we believe that we qualified as a REIT under the provisions of the Internal Revenue Code. The Internal Revenue Code requires that, as of the close of each quarter, at least 75% of our total assets must be ‘‘real estate assets’’ as defined in the Internal Revenue Code. The Internal Revenue Code also requires that, for each taxable year, at least 75% of our gross income come from real estate sources and 95% of our gross income come from real estate sources and certain other sources itemized in the Internal Revenue Code, such as dividends and interest. As of December 31, 2005, we believe that we were in compliance with such requirements. We also believe that we met all of the REIT requirements regarding ownership of our common stock as of December 31, 2005.

We are subject to federal income taxation at corporate rates on our net taxable income; however, we are allowed a deduction for the distributions we make to our stockholders, thereby subjecting the net income we distribute to taxation at the stockholders’ level only. To qualify as a REIT, we must meet various tax law requirements, including, among others, requirements relating to the nature of our assets, the sources of our income, the timing and amount of distributions that we make and the composition of our stockholders. As a REIT, we generally are not subject to federal income tax on our net taxable income that we distribute to our stockholders on a current basis. If we fail to qualify as a REIT in any taxable year and are not eligible for specified relief provisions, we will be subject to federal income tax at regular corporate rates, and we may be precluded from qualifying as a REIT for the four taxable years following the year during which we lost our qualification. Further, even to the extent that we qualify as a REIT, we will be subject to tax at normal corporate rates on net

[Back to Index]
 income or capital gains not distributed to our stockholders, and we may be subject to other taxes, including payroll taxes, and state and local income, franchise, property, sales and other taxes. Moreover, a domestic TRS, such as Resource TRS, is subject to federal income taxation and to various other taxes. Since we, as a REIT, expect to make distributions based on taxable earnings, we expect that our distributions may at times be more or less than our reported earnings. REIT taxable income is not a presentation made in accordance with GAAP, and does not purport to be an alternative to net income (loss) determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries. REIT taxable income excludes the undistributed taxable income of our domestic taxable REIT subsidiary, if any such income exists, which is not included in REIT taxable income until distributed to us. There is no requirement that our domestic taxable REIT subsidiary distribute its earning to us. REIT taxable income, however, includes the taxable income of our foreign taxable REIT subsidiaries because we will generally be required to recognize and report their taxable income on a current basis. We believe that a presentation of REIT taxable income provides useful information to investors regarding our financial condition and results of operations as this measurement is used to determine the amount of dividends that we are required to declare to our stockholders in order to maintain our status as a REIT for federal income tax purposes. We use REIT taxable income for this purpose. Because not all companies use identical calculations, this presentation of REIT taxable income may not be comparable to other similarly-titled measures of other companies. The following table reconciles our REIT taxable income to our net income (in thousands).

Period from March 8, 2005 (date operations commenced) to December 31, 2005
Net income	$10,908
Additions:
Share-based compensation to related parties	2,709
Incentive management fee expense to related parties paid in shares	86
REIT taxable income	$13,703

We intend to operate our business so that we are not regulated as an investment company under the Investment Company Act because the regulatory requirements imposed upon registered investment companies would make it difficult to implement our investment strategies. Among other restrictions, the Investment Company Act imposes restrictions on a company’s use of leverage. In order to qualify for exclusion from regulation under the Investment Company Act, at all times no more than 40% of our assets, on an unconsolidated basis, excluding government securities and cash, may be ‘‘investment securities’’ as defined in the Investment Company Act. For these purposes, the equity securities of a majority-owned subsidiary which is not itself an investment company would not constitute investment securities. As of December 31, 2005, we had three subsidiaries, RCC Real Estate, RCC Commercial and Resource TRS. The equity interests of RCC Commercial and Resource TRS will constitute investment securities and must be monitored to ensure that their fair value does not exceed the 40% test. As of December 31, 2005, we had invested approximately $60.5 million of our equity in RCC Commercial where we held $400.2 million of commercial loans, $23.3 million of direct financing leases and notes and a $2.0 million private equity investment. As of December 31, 2005, we had invested approximately $159.4 million of our equity in RCC Real Estate, where we held $1.0 billion of agency RMBS, $337.7 million of non-agency RMBS, $27.4 million of CMBS, $21.9 million of other ABS and $171.4 million of mezzanine loans and B notes. At December 31, 2005, we had made no investment in Resource TRS and it held no assets. We intend to operate RCC Real Estate, which as of December 31, 2005 held a significant portion of our investments, so that it qualifies for the exclusion from regulation under Section 3(c)(5)(C) of the Investment Company Act. If it qualifies for the exclusion, the equity interests we hold in it will not be deemed to be investment securities and, as a result, we will meet the 40% test. Section 3(c)(5)(C) and 3(c)(6) exclude from regulation as an investment company those companies that do not issue redeemable securities and that are ‘‘primarily engaged’’ in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.’’ In order to maintain this exclusion, at least 55% of RCC Real Estate’s assets must be ‘‘qualifying real estate assets’’ such as whole mortgage loans, whole pool MBS, MBS and B notes with respect to which we have unilateral foreclosure rights on the underlying mortgages. Other MBS may or may not constitute qualifying real estate assets, depending on their characteristics, including whether the securities are subject to risk of loss and the rights that RCC Real Estate has with respect to the underlying loans. To qualify for Section 3(c)(5)(C) exclusion from regulation, not only must RCC Real Estate maintain 55% of its assets in qualifying real estate assets, but it must also maintain at least an additional 25% of its assets in real estate-related assets, such as MBS that do not constitute qualifying real estate assets for the 55% test, or additional qualifying real estate assets. At December 31, 2005, RCC Real Estate met both the 55% and 25% tests.

[Back to Index]

Liquidity and Capital Resources

Through December 31, 2005, our principal sources of funds were the net proceeds from our March 2005 private placement, repurchase agreements totaling $1.1 billion, including accrued interest of $2.1 million with a weighted average current borrowing rate of 4.48%, CDO financings totaling $687.4 million with a weighted average current borrowing rate of 4.62% and warehouse agreements totaling $63.0 million with a weighted average current borrowing rate of 4.29%. We expect to continue to borrow funds in the form of repurchase agreements to finance our agency RMBS and commercial real estate loan portfolios and through warehouse agreements to finance our non-agency RMBS, CMBS and other ABS, syndicated bank loans, trust preferred securities, private equity investments and equipment leases and notes prior to the execution of CDOs and other term financing vehicles.

We held cash and cash equivalents of $17.7 million at December 31, 2005. We also held $28.3 million of available-for-sale securities that had not been pledged as collateral under our repurchase agreements.

We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will immediately use the collateral released by the repayment as collateral for borrowing under a new repurchase agreement. We also anticipate that our borrowings under our warehouse credit facility will be refinanced through the issuance of CDOs. Our leverage ratio may vary as a result of the various funding strategies we expect to utilize in the future. As of December 31, 2005, our leverage ratio was 9.4 times, which is consistent with our target of eight to 12 times. We expect to have fully invested the net proceeds from our March 2005 private placement by March 31, 2006. Our leverage ratio should remain within our target range upon full investment.

We have entered into master repurchase agreements with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., J.P. Morgan Securities Inc., Countrywide Securities Corporation, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear, Stearns International Limited and UBS Securities LLC. As of December 31, 2005, we had $947.1 million outstanding under our agreement with Credit Suisse Securities (USA) LLC to finance our agency RMBS portfolio. Each such agreement is a standard form providing as follows:

•
The parties may from time to time enter into repurchase transactions. The agreement for a repurchase transaction may be oral or in writing. None of the master repurchase agreements specifies a maximum amount for repurchase transactions with us.

•
Each repurchase transaction will be entered into by agreement between the parties specifying the terms of the transaction, including identification of the assets subject to the transaction, sale price, repurchase price, rate, term and margin maintenance requirements.

•
We must cover margin deficits by depositing cash or additional securities reasonably acceptable to our counterparty with it, but have the option to obtain payment from our counterparty of the amount by which the market value of the securities subject to a transaction exceeds the applicable margin amount for the transaction, either in cash or by delivery of securities.

•	We are entitled to receive all income paid on or with respect to the securities subject to a transaction, provided that the counterparty may apply income received to reduce our repurchase price.

[Back to Index]

It is an event of default under the agreement if:

-	we fail to transfer or our counterparty fails to purchase securities after we reach an agreement with respect to a particular transaction;

-	either party fails to comply with the margin and margin repayment requirements;

-	the counterparty fails to pay to us or credit us with income from the securities subject to a transaction;

-	either party commences a proceeding or has a proceeding commenced against it, under any bankruptcy, insolvency or similar laws; or

-	either party shall admit its inability to, or intention not to, perform any of its obligations under the master repurchase agreement.

•
Upon an event of default, the non-defaulting party may accelerate the repurchase date for the transaction and all income paid upon the securities will belong to the non-defaulting party. If we are the defaulting party, our counterparty may sell the securities or give us credit for the value of the securities on the date of default, and we would remain liable for any deficit. If our counterparty is the defaulting party, we may purchase replacement securities, or elect to be deemed to have purchased replacement securities, with our counterparty being liable for the cost of the replacement securities or the amount by which the deemed repurchase price exceeds the stated repurchase price. We may also, by tender of the repurchase price, be deemed to have the securities automatically transferred to us. The defaulting party will also be liable to the non-defaulting party for all costs, expenses and damages, including the costs of entering into or terminating hedge transactions, of the non-defaulting party, plus interest at the rate specified in the repurchase agreement.

        The master repurchase agreement may be terminated by either party without cause upon written notice, but will remain in effect as to any transactions then outstanding.

Our repurchase agreement with Credit Suisse Securities (USA) LLC also provides that it will terminate if:

•	our net asset value declines 20% on a monthly basis, 30% on a quarterly basis, 40% on an annual basis, or 50% or more from the highest net asset value since the inception of the repurchase agreement;

•	we fail to maintain a minimum net asset value of $100 million;

•	the Manager ceases to be our manager;

•	we fail to qualify as a REIT; or

•	we fail to deliver specified documents, including financial statements or financial information due annually, quarterly or monthly, or an estimate of net asset values.

We have also entered into a master repurchase agreement with Bear, Stearns International Limited. As of December 31, 2005, we had $80.6 million outstanding under this agreement. The agreement provides as follows:

•	Bear, Stearns International Limited, in its sole discretion, will purchase assets from us, and will transfer those assets back to us at a particular date or on demand;

•	the maximum aggregate amount of outstanding repurchase transactions is $150.0 million;

•
each repurchase transaction will be entered into by agreement between the parties specifying the terms of the transaction, including identification of the assets subject to the transaction, sale price, repurchase price, rate, term and margin maintenance requirements; and

•	if we control the servicing of the purchased assets, we must service the assets for the benefit of Bear, Stearns International Limited.

[Back to Index]

It is an event of default under the agreement if:

•	Bear, Stearns International Limited is not granted a first priority security interest in the assets;

•	we fail to repurchase securities, we fail to pay any price differential or we fail to make any other payment after we reach an agreement with respect to a particular transaction;

•	any governmental or regulatory authority takes any action materially adverse to our business operations;

•	Bear, Stearns International Limited determines, in good faith,

-	that there has been a material adverse change in our corporate structure, financial condition or creditworthiness;

-	that we will not meet or we have breached any of our obligations; or

-	that a material adverse change in our financial condition may occur due to pending legal actions;

•	we have commenced a proceeding, or had a proceeding commenced against us, under any bankruptcy, insolvency, reorganization or similar laws;

•	we make a general assignment for the benefit of creditors;

•	we admit in writing our inability to pay our debts as they become due;

•
we have commenced a proceeding, or had a proceeding commenced against us, under the provisions of the Securities Investor Protection Act of 1970, which we consent to or do not timely contest and which results in the entry of an order for relief, or is not dismissed within 15 days;

•	a final judgment is rendered against us in an amount greater than $1.0 million and remains undischarged or unpaid for 90 days;

•	we have defaulted or failed to perform under any other note, indenture, loan, guaranty, swap agreement or any other contract to which we are a party which results in:

-	a final judgment involving the failure to pay an obligation in excess of $1.0 million or

-
a final judgment permitting the acceleration of the maturity of obligations in excess of $1.0 million by any other party to or beneficiary of such note, indenture, loan, guaranty, swap agreement or any other contract; or

•
we breach any representation, covenant or condition, fail to perform, admit inability to perform or state our intention not to perform our obligations under the repurchase agreement or in respect to any repurchase transaction.

Upon an event of default, Bear, Stearns International Limited may accelerate the repurchase date for each transaction. Unless we have tendered the repurchase price for the assets, Bear, Stearns International Limited may sell the assets and apply the proceeds first to its costs and expenses in connection with our breach, including legal fees; second, to the repurchase price of the assets; and third, to any of our other outstanding obligations.

The repurchase agreement also provides that we shall not, without the prior written consent of Bear, Stearns International Limited,

•
permit our net worth at any time to be less than the sum of 80% of our net worth on the date of the agreement and 75% of the amount received by us in respect of any equity issuance after the date of the agreement;

•	permit our net worth to decline by more than 15% in any calendar quarter or more than 30% during any trailing consecutive twelve month period;

•	permit our ratio of total liabilities to net worth to exceed 14:1; or

•	permit our consolidated net income, determined in accordance with GAAP, to be less than $1.00 during the period of any four consecutive calendar months.

[Back to Index]

We have a warehouse facility with Citigroup Financial Products, Inc., an affiliate of Citigroup Global Markets, Inc., pursuant to which it will provide up to $200.0 million of financing for the acquisition of syndicated bank loans to be sold to Apidos CDO III, subject to an increase in the total amount of bank loans to be financed by Citigroup Financial Products, Inc. upon mutual agreement of the parties. Apidos serves as the collateral manager for the loans and has the right to select the loans and direct Apidos CDO III to purchase them.

Under the terms of the facility, loans that Apidos CDO III acquires through funding provided by the facility are assigned to Citigroup Financial Products, Inc., which holds them until the facility terminates or the loans are sold. Apidos CDO III has granted Citigroup Financial Products, Inc. a first priority security interest in all of its assets as further security for the facility. The facility will terminate on the earlier to occur of the date on which Apidos CDO III first issues CDO securities or May 16, 2006. The facility may be terminated earlier by either party on 10 days’ notice, except that if Citigroup Financial Products, Inc. will be required to bear any losses upon termination (effectively, losses in excess of $20.0 million, as referred to below), it must consent to the termination.

Upon consummation of its offering of CDO securities, Apidos CDO III has the right to repurchase the loans held in the facility at a price equal to:

•
the repurchase price, which is generally the sum of the original purchase price of the loans plus any additional amounts paid by Citigroup Financial Products, Inc. with respect to the loans, plus all accrued but unpaid interest, minus principal payments with respect to the loans; minus

•	sales proceeds from any loan sales; plus

•	an interest rate factor, pro rated over the time the loans were held in the facility, equal to one-month LIBOR, reset daily, plus 0.25% per year; minus

•	administration fees, such as fees payable to brokers; minus

•
excess interest, which is defined as the difference between the interest received by Citigroup Financial Products, Inc. with respect to the loans and the sum of the interest rate factor and warehousing fee, referred to below.

If the Apidos CDO III offering of CDO securities is not consummated, or if Apidos CDO III otherwise fails to repurchase one or more loans held in the facility, Citigroup Financial Products, Inc. will liquidate the portfolio. We must reimburse Citigroup Financial Products, Inc. for any collateral losses upon liquidation up to a maximum of $20.0 million. Upon any liquidation of the portfolio, we have the right to purchase the entire portfolio at the repurchase price described above.

For providing the warehouse facility, Citigroup Financial Products, Inc. receives a daily warehousing fee equal to the aggregate purchase price of the loans held in the facility on that day, plus any additional amounts paid by Citigroup Financial Products, Inc. with respect to the loans, less principal payments and the proceeds of any loan sales, multiplied by the product of 0.25% and 1/360. The fee is payable from the proceeds of Apidos CDO III’s offering of CDO securities.

At December 31, 2005, approximately $63.0 million had been funded through the facility at a weighted average interest rate of 4.29%.

We have also entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, an affiliate of Deutsche Bank Securities, Inc. As of December 31, 2005, we had $38.5 million outstanding under this agreement. The agreement provides as follows:

•	Deutsche Bank will purchase assets from us and will transfer those assets back to us on a particular date;

[Back to Index]
•	the maximum aggregate amount of outstanding repurchase is $300.0 million;

•
each repurchase transaction will be entered into by written agreement between the parties including identification of the assets subject to the transaction, sale price, repurchase price, rate, term and margin maintenance requirements; and

•	we must cover margin deficits by depositing cash or additional securities acceptable to Deutsche Bank in its sole discretion.

It is an event of default under the agreement if:

•	we fail to repurchase or Deutsche Bank fails to transfer assets after we reach an agreement with respect to a particular transaction;

•	any governmental, regulatory, or self-regulatory authority takes any action with has a material adverse effect on our financial condition or business;

•	we have commenced a proceeding under any bankruptcy, insolvency, reorganization or similar laws;

•
we have commenced a proceeding, or had a proceeding commenced against us, under the provisions of the Securities Investor Protection Act of 1970, which we consent to or do not timely contest, results in the entry of an order for relief, or is not dismissed within 60 days;

•	we make a general assignment for the benefit of creditors;

•	we admit in writing our inability to pay our debts as they become due;

•	a final judgment is rendered against us in an amount greater than $5.0 million and remains unpaid for a period of 60 days;

•	we have defaulted or failed to perform under any note, indenture, loan agreement, guaranty, swap agreement or any other contract agreement or transaction to which we are a party which results in:

-	the failure to pay a monetary obligation in excess of $1 million or

-	the acceleration of the maturity of obligations in excess of $1 million by any other party to a note, indenture, loan agreement, guaranty, swap agreement or other contract agreement; or

•	we breach or fail to perform under the repurchase agreement.

Upon our event of default, Deutsche Bank may accelerate the repurchase date for each transaction. Unless we have tendered the repurchase price for the assets, Deutsche Bank may sell the assets and apply the proceeds first to cover its actual out-of-pocket costs and expenses; second to cover its actual out-of-pocket costs to cover hedging transactions; third to the repurchase price of the assets; fourth to pay an exit fee and other of our obligations; and fifth, to return to us any excess.

We are entitled to terminate a repurchase transaction without cause upon written notice to Deutsche Bank and the repayment of the repurchase price plus fees.

In October 2005, we entered into one interest rate swap agreement with AIG Financial Products Corp., whereby we swap a floating rate of interest in the liability we are hedging for a fixed rate of interest and one interest rate cap, reducing our exposure to the variability of future cash flows attributable to changes in LIBOR. The notional amount of these agreements are $13.2 million and $15.0 million, respectively. The fixed rate we paid on our interest rate swap was 4.49% as of December 31, 2005.

In  2005, we entered into a $15.0 million corporate credit facility with Commerce Bank, N.A. The unsecured revolving credit facility provides borrowings of up to an amount equal to the lesser of the facility amount and the sum of 80% of the sum of our unsecured assets rated higher than Baa3 or better from Moody’s and BBB- or better from Standards and Poor’s plus our interest receivables plus 65% of our unsecured assets rated lower than our Baa3 by Moody’s and BBB- from Standard and Poor’s. Up to 20% of the borrowings of the facility may be in the form of standby letters of credit. At December 31, 2005, $15.0 million was outstanding under this facility.

[Back to Index]
Loans under the facility bear interest at one of the following two rates, at our election:

•	the base rate plus the applicable margin; or

•	the adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margin.

The base rate for any day equals the greater of the prime rate as published in the Wall Street Journal or the federal funds rate plus 0.50%. The applicable margin is as follows:

•	where our leverage ratio is less than 7.00:1.00, the applicable margin is 0.50% for base rate loans and 1.50% for LIBOR loans;

•	where our leverage ratio is greater than or equal to 7.00:1.00, but less than 8.00:1.00, the applicable margin is 0.75% for base rate loans and 1.75% for LIBOR loans;

•	where our leverage ratio is greater than or equal to 8.00:1.00, but less than 9.00:1.00, the applicable margin is 1.00% for base rate loans and 2.00% for LIBOR loans;

•	where our leverage ratio is greater than or equal to 9.00:1.00, but less than 10.00:1.00, the applicable margin is 1.25% for base rate loans and 2.25% for LIBOR loans;

•	where our leverage ratio is greater than or equal to 10.00:1.00, the applicable margin is 1.52% and 2.50%.

At December 31, 2005, the interest rate on the outstanding borrowings under the facility was 6.37%.

The Commerce facility requires us to maintain a specified net worth, specified maximum leverage ratio and a specified ratio of debt to earnings better interest, taxes, deprecation, amortization and non-cash equity compensation expense. As of December 31, 2005, the Company complied with all debt covenants relating to its exiting borrowings under this facility.

Our liquidity needs consist principally of funds to make investments, make distributions to our stockholders and pay our operating expenses, including our management fees. Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to obtain additional debt financing and equity capital. We may increase our capital resources through offerings of equity securities (possibly including common stock and one or more classes of preferred stock), CDOs or other forms of term financing. Such financing will depend on market conditions. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments. If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock. This requirement can impact our liquidity and capital resources.

During the period from March 8, 2005 to December 31, 2005, we declared and paid dividends of $13.5 million or $0.86 per common share, including the declaration of a quarterly distribution by the board of directors on December 29, 2005 of $0.36 per share of common stock, $5.6 million in the aggregate, which was paid on January 17, 2006 to stockholders of record as of December 30, 2005.

[Back to Index]

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of December 31, 2005. The table below excludes contractual commitments related to our derivatives, which we discuss in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and the management agreement that we have with our Manager, which we discuss in Item 1 − “Business” − and Item 13 − “Certain Relationships and Related Transactions” because those contracts do not have fixed and determinable payments.

	Contractual commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year		1 - 3 years		3 - 5 years		More than 5 years
Repurchase agreements(1)	$1,068,277	$1,068,277	$	−	$	−	$	−
Warehouse agreements	62,961	62,961		−		−		−
CDOs	687,407	−		−		−		687,407
Unsecured revolving credit facility	15,000	15,000		−		−		−
Base management fees(2)	3,263	3,263		−		−		−
Total	$1,836,908	$1,149,501	$	−	$	−		$687,407

(1)	Includes accrued interest of $2.1 million.
(2)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement. As adjusted to give effect to the sale of common stock in our IPO completed February 6, 2006, the total amount and the amount due in less than one year would be $3.7 million.

At December 31, 2005, we had six interest rate swap contracts with a notional value of $972.2 million. These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest. As of December 31, 2005, the average fixed pay rate of our interest rate hedges was 3.89% and our receive rate was one-month and three-month LIBOR, or 4.26%.

At December 31, 2005, we also had one interest rate cap with a notional value of $15.0 million. This cap reduces our exposure to the variability in future cash flows attributable to changes in LIBOR.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes. Further, as of December 31, 2005, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Recent Developments

On February 10, 2006, we completed the initial public offering of 4,000,000 shares of our common stock (including 1,879,200 shares sold by certain selling stockholders) at a price of $15.00 per share. The offering generated gross proceeds of approximately $31.8 million and net proceeds, after deducting the underwriters’ discounts and commissions and estimated offering expenses, of approximately $27.6 million. We did not receive any proceeds from the shares sold by the selling stockholders.

On March 16, 2006, our board of directors declared a quarterly distribution of $0.33 per share of common stock, $5.9 million in the aggregate, which will be paid on April 10, 2006 to stockholders of record as of March 27, 2006.

[Back to Index]

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared by management in accordance with GAAP. Note 3 to our financial statements, ‘‘Summary of Significant Accounting Policies,’’ includes a detailed description of our significant accounting policies. Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and our financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain. The critical policies summarized below relate to classifications of investment securities, revenue recognition, accounting for derivative financial instruments and hedging activities, and stock-based compensation. We have reviewed these accounting policies with our board of directors and believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at the time. We rely on the Manager’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates.

Classifications of Investment Securities

Statement of Financial Accounting Standards, or SFAS, No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities,’’ requires us to classify our investment portfolio as either trading investments, available-for-sale investments or held-to-maturity investments. Although we generally plan to hold most of our investments to maturity, we may, from time to time, sell any of our investments due to changes in market conditions or in accordance with our investment strategy. Accordingly, SFAS No. 115 requires us to classify all of our investment securities as available-for-sale. We report all investments classified as available-for-sale at fair value, based on market prices provided by dealers, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. As of December 31, 2005, we had aggregate unrealized losses on our available-for-sale securities of $22.8 million, which if not recovered, may result in the recognition of future losses.

We evaluate our available-for-sale investments for other-than-temporary impairment charges on available-for-sale securities under SFAS No. 115 in accordance with Emerging Issues Task Force, or EITF, 03-1, ‘‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.’’ SFAS No. 115 and EITF 03-1 requires an investor to determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), evaluate whether the impairment is other than temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. EITF 03-1 also includes disclosure requirements for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized.

We record investment securities transactions on the trade date. We record purchases of newly issued securities when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. We determine realized gains and losses on investment securities on the specific identification method.

Repurchase Agreements

We finance the acquisition of our agency RMBS solely through the use of repurchase agreements. In addition, we intend to use repurchase agreements as a short-term financing source for our commercial real estate loan portfolio prior to the execution of a CDO. Although structured as a sale and purchase obligation, a repurchase agreement operates as a financing under which we pledge our securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while we retain beneficial ownership of the pledged collateral. We carry these repurchase agreements at their contractual amounts, as specified in the respective agreements. We recognize interest expense on all borrowings on an accrual basis.

[Back to Index]
In certain circumstances, we have purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty. We currently record the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets. Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. However, under a certain technical interpretation of FASB Statement No. 140, or SFAS 140, such transactions may not qualify as a purchase by us. We believe, and it is industry practice, that we are accounting for these transactions in an appropriate manner.  However, the result of this technical interpretation would prevent us from presenting the debt investments and repurchase agreements and the related interest income and interest expense on a gross basis on our financial statements. Instead, we would present the net investment in these transactions with the counterparty and a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. As of December 31, 2005, we had 19 transactions where debt instruments were financed with the same counterparty aggregating approximately $307.3 million in MBS and $294.2 million in financings under related repurchase agreements. As of March 28, 2006, we had one of these transactions remaining comprised of $19.4 million of MBS and $18.8 million in financings under related repurchase agreements. It is anticipated that this transaction will no longer be financed with the same counterparty as of March 31, 2006.

Interest Income Recognition

We accrue interest income on our MBS, commercial real estate loans, other ABS, syndicated bank loans, equipment leases and notes and private equity investments using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets. We amortize or accrete into interest income premiums and discounts over the lives of the investments also using the effective yield method (or a method that approximates effective yield), adjusted for the effects of estimated prepayments based on SFAS No. 91, ‘‘Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.’’ For investment purchased at par, the effective yield is the contractual interest rate on the investment. If the investment is purchased at a discount or at a premium, the effective yield is computed based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium. The effective yield method requires that we make estimates of future prepayment rates for our investments that can be contractually prepaid before their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment. The prepayment estimates that we use directly impact the estimated remaining lives or our investments. We review and adjust our prepayment estimates as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an adjustment is necessary. If our estimate of prepayments is incorrect, we may have to adjust the amortization or accretion of premiums and discounts, which would have an impact on future income.

We use both our experience and judgment and third-party prepayment projections when developing our estimates of future prepayment rates. Prepayment rates for residential mortgage loans and their related RMBS are very difficult to predict accurately because the underlying borrowers have the option to prepay their mortgages at any time before the contractual maturity date of their mortgages, generally without incurring any prepayment penalties. Prepayment models attempt to predict borrower behavior under different interest rate scenarios and the related projected prepayment rates. The experience of the Manager’s managers indicates that prepayment models are less accurate during periods when there are material interest rate changes and material changes in the shape of the interest rate yield curves.

If we experience material differences between our projected prepayment rates and the actual prepayment rates that we realize, the remaining estimated lives of our investments may change and result in greater earnings volatility and/or lower net income than originally estimated. We may mitigate this risk by minimizing the amount of purchase premium and purchase discount on our investment portfolio and by purchasing investments where the underlying borrowers have no or fewer prepayment options. As of December 31, 2005, the aggregate amount of unamortized purchase premium on our RMBS portfolio totaled approximately $1.5 million and the aggregate amount of unamortized purchase discount totaled approximately $4.0 million. Net purchase discount and purchase premium accretion totaled approximately $450,000 for the period from March 8, 2005 to December 31, 2005.

[Back to Index]

Accounting for Derivative Financial Instruments and Hedging Activities

Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps forwards, as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements, or other similar hedged items, for a specified future time period.

As of December 31, 2005, we had engaged in six interest rate swaps and one interest rate cap with a notional value of $987.2 million and a fair value of $3.0 million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts. The contracts we have entered into have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. A hedge instrument is highly effective if changes in the fair value of the derivative provide an offset to at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The futures and interest rate swap contracts are carried on the balance sheet at fair value. Any ineffectiveness which arises during the hedging relationship must be recognized in interest expense during the period in which it arises. Before the end of the specified hedge time period, the effective portion of all contract gain and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses on futures contracts are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Realized gains and losses on the interest rate hedges are reclassified into earnings as an adjustment to interest expense during the period after the swap repricing date through the remaining maturity of the swap. For REIT taxable income purposes, realized gains and losses on futures and interest rate cap and swap contracts are reclassified into earnings over the term of the hedged transactions as designated for tax.

We are not required to account for derivative contracts using hedge accounting as described above. If we decided not to designate the derivative contracts as hedges and to monitor their effectiveness as hedges, or if we entered into other types of financial instruments that did not meet the criteria to be designated as hedges, changes in the fair values of these instruments would be recorded in the statement of operations, potentially resulting in increased volatility in our earnings.

Income Taxes

We expect to operate in a manner that will allow us to qualify and be taxed as a REIT and to comply with the provisions of the Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided, that at least 90% of Taxable Income is distributed and certain other requirements are met. If we fail to meet these requirements and does not qualify for certain statutory relief provisions, it would be subject to federal income tax. We have a wholly-owned domestic subsidiary, Resource TRS, that we and Resource TRS have elected to be treated as a taxable REIT subsidiary. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the us with respect to our interest in Resource TRS, a domestic taxable REIT subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Code. As of December 31, 2005, Resource TRS did not have any taxable income. Apidos CDO I, our foreign taxable REIT subsidiary is organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands, and is generally exempt from federal and state income tax at the corporate level because its activities in the United States are limited to trading in stock and securities for its own account. Therefore, despite its status as a taxable REIT subsidiary, it generally will not be subject to corporate tax on it’s earnings and no provision from income taxes is required; however because it is a “controlled foreign corporation,” we will generally be required to include its current taxable income in our calculation of REIT taxable income. We also intend to make an election to treat Apidos CDO III as a taxable REIT subsidiary.

[Back to Index]

Loans

Our investments in corporate leveraged loans and commercial real estate loans are held for investment and, therefore, we record them on our balance sheet initially at their purchase price less any origination fees applied at closing and subsequently account for them based on their outstanding principal plus or minus unamortized premiums or discounts. In certain instances when the credit fundamentals underlying a particular loan have changed in such a manner that our expected return on investment may decrease, we may sell a loan held for investment. Since the determination has been made that we will no longer hold the loan for investment, we will account for the loan at the lower of amortized cost or market value.

Direct Financing Leases and Notes

We invest in small- and middle-ticket equipment leases and notes. Investments in leases are recorded in accordance with SFAS No. 13, “Accounting for Leases,” as amended and interpreted. Direct financing leases and notes transfer substantially all benefits and risks of equipment ownership to the customer. Our investment in direct financing leases consists of the sum of the total future minimum lease payments receivable, less unearned finance income. Unearned finance income, which is recognized over the term of the lease by utilizing the effective interest method, represents the excess of the total future minimum lease payments over the cost of the related equipment. Our investment in notes receivable consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contract payments over the cost of the related equipment.

Loan Interest Income Recognition

Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted into income using the effective yield method. When we purchase a loan or pool of loans at a discount, we consider the provisions of AICPA Statement of Position (‘‘SOP’’) 03-3 ‘‘Accounting for Certain Loans or Debt Securities Acquired in a Transfer’’ to evaluate whether all or a portion of the discount represents accretable yield. If a loan with a premium or discount is prepaid, we immediately recognize the unamortized portion as a decrease or increase to interest income.

Stock Based Compensation

Pursuant to our 2005 Stock Incentive Plan, we granted 345,000 shares of restricted stock and options to purchase 651,666 shares of common stock to the Manager. Holders of the restricted shares have all of the rights of a stockholder, including the right to vote and receive dividends. We account for the restricted stock and stock options granted in accordance with the consensus in Issue 1 of EITF 96-18, ‘‘Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,’’ and SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ In accordance with EITF 96- 18, we recorded the stock and options in stockholders’ equity at fair value through an increase to additional paid-in-capital and an off-setting entry to deferred equity compensation (a contra-equity account). We will amortize the deferred compensation over a three year graded vesting period with the amortization expense reflected as equity compensation expense. The unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed. We reflect change in fair value in stockholders’ equity in the equity compensation expense recognized in that quarter and in future quarters until the stock and options are fully vested.

We also issued 4,000 shares of stock to our directors on March 8, 2005. The stock awards vest in full one year after the date of the grant. We account for this issuance using the fair value based methodology prescribed by SFAS No. 123. Pursuant to SFAS No. 123, we measured the fair value of the award on the grant date and recorded this value in stockholders’ equity through an increase to additional paid-in capital and an offsetting entry to deferred equity compensation. This amount is not remeasured under the fair value-based method. The deferred compensation is amortized and included in equity compensation expense.

[Back to Index]

Incentive Compensation

               Our management agreement with the Manager also provides for incentive compensation if our financial performance exceeds certain benchmarks. Under the management agreement, the incentive compensation will be paid up to 75% in cash and at least 25% in stock. The cash portion of the incentive fee is accrued and expensed during the period for which it is calculated and earned. In accordance with SFAS No. 123 and EITF 96-18, the restricted stock portion of the incentive fee is also accrued and expensed during the period for which it is calculated and earned. Shares granted in connection with the incentive fee will vest immediately. For the period from March 8, 2005 to December 31, 2005, the Manager earned an incentive management fee of $344,000.

Variable Interest Entities

In December 2003, the Financial Accounting Standards Board, or FASB, issued FIN 46-R. FIN 46-R addresses the application of Accounting Research Bulletin No. 51, ‘‘Consolidated Financial Statements,’’ to a VIE and requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity which we refer to as variable interests. We considers all counterparties to a transaction to determine whether a counterparty is a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity. If we determine that we have a variable interest in the entity, we perform analysis to determine whether we are the primary beneficiary. As of December 31, 2005, we determined that Ischus CDO II, Apidos CDO I and Apidos CDO III were VIEs and that we were the primary beneficiary of the VIEs. We own 100% of the equity interests of Ischus CDO II and Apidos CDO I and have provided a guarantee of the first $20.0 million in losses on the portfolio of bank loans financed by the Apidos CDO III warehouse agreement. Accordingly, we consolidated these entities.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, which is a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and amends SFAS No. 95, ‘‘Statement of Cash Flows.’’ Generally, the approach to accounting in Statement 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the issuer’s financial statements based on their fair value. We are required to adopt the provisions of the standard for the annual period beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 123-R will have a material effect on our financial condition, results of operation or liquidity.

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections,’’ which replaces Accounting Principles Board Opinion No. 20, ‘‘Accounting Changes’’ and SFAS No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.’’ SFAS 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It established retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily by our net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

[Back to Index]

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

Interest Rate Risk

We are subject to interest rate risk in conjunction with our investments in fixed rate, adjustable rate and hybrid adjustable rate agency RMBS and our related debt obligations, which, as of December 31, 2005, were generally repurchase agreements of limited duration that are periodically refinanced at current market rates, and our derivative contracts.

Effect on Net Interest Income

We invest in hybrid adjustable-rate agency RMBS. Hybrid adjustable-rate agency RMBS have interest rates that are fixed for the first few years of the loan (typically three, five, seven or 10 years) and thereafter their interest rates reset periodically on the same basis as adjustable-rate agency RMBS. We compute the projected weighted-average life of our hybrid adjustable-rate agency RMBS based on the market’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. When we acquire a hybrid adjustable-rate agency RMBS with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related agency RMBS. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related RMBS. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related RMBS could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact us as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the hybrid adjustable-rate agency RMBS would remain fixed. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. This situation may also cause the market value of our hybrid adjustable-rate agency RMBS to decline with little or no offsetting gain from the related hedging transactions. In certain situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.

Hybrid Adjustable-Rate Agency RMBS Interest Rate Cap Risk

We also invest in hybrid adjustable-rate agency RMBS which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which an adjustable-rate or hybrid adjustable-rate agency RMBS’s interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate and hybrid adjustable-rate agency RMBS would effectively be limited by caps. This problem will be magnified to the extent we acquire adjustable-rate and hybrid adjustable-rate agency RMBS that are not based on mortgages which are fully-indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our adjustable-rate and hybrid adjustable-rate agency RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations.

[Back to Index]

Interest Rate Mismatch Risk

We intend to fund a substantial portion of our acquisitions of hybrid adjustable-rate agency RMBS with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of the RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations.

Our analysis of risks is based on management’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by the Manager may produce results that differ significantly from our expectations.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of the mortgage loan. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable rate agency RMBS generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could harm our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate agency RMBS may bear initial ‘‘teaser’’ interest rates that are lower than their ‘‘fully-indexed’’ rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate mortgage-backed security. Although we currently do not own any adjustable-rate agency RMBS with ‘‘teaser’’ rates, we may obtain some in the future which would expose us to this prepayment risk. Additionally, we currently own RMBS that were purchased at a premium. The prepayment of such RMBS at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new RMBS to replace the prepaid RMBS, our financial condition, cash flow and results of operations could be negatively impacted.

Effect on Fair Value

Another component of interest rate risk is the effect changes in interest rates will have on the market value of our assets. We face the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

[Back to Index]

The following sensitivity analysis table shows, at December 31, 2005, the estimated impact on the fair value of our interest rate-sensitive investments and repurchase agreement liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

		Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
Hybrid adjustable-rate agency RMBS and other ABS(1)
Fair value		$1,067,628		$1,038,878		$1,011,384
Change in fair value		$28,750	$	−		$(27,494)
Change as a percent of fair value		2.77%		−		2.65%

Repurchase and warehouse agreements (2)
Fair value		$1,131,238		$1,131,238		$1,131,238
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(4,651)		$3,006		$4,748
Change in fair value		$(7,657)	$	−		$1,742
Change as a percent of fair value		n/m		−		n/m

(1)	Includes the fair value of other available-for-sale investments that are sensitive to interest rate changes.

(2)	The fair value of the repurchase agreements and warehouse agreements would not change materially due to the short-term nature of these instruments.

For purposes of the table above, we have excluded our investments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short-term in nature, we are not subject to material exposure to movements in fair value as a result of changes in interest rates.

It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points from current levels. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our stockholders.

Risk Management

To the extent consistent with maintaining our status as a REIT, we seek to manage our interest rate risk exposure to protect our portfolio of RMBS and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our mortgage-backed securities and our borrowings;

•	attempting to structure our borrowing agreements for our RMBS to have a range of different maturities, terms, amortizations and interest rate adjustment periods; and

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales, to adjust the interest rate sensitivity of our RMBS and our borrowing.

[Back to Index]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[Back to Index]

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Resource Capital Corp.

We have audited the accompanying consolidated balance sheet of Resource Capital Corp. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from March 8, 2005 (Date Operations Commenced) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Corp. and subsidiaries as of December 31, 2005, and the results of their operations, and their cash flows for the period from March 8, 2005 (Date Operations Commenced) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

New York, New York
March 15, 2006

[Back to Index]
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

December 31, 2005
ASSETS
Cash and cash equivalents	$17,729
Restricted cash	23,592
Due from broker	525
Available-for-sale securities, pledged as collateral, at fair value	1,362,392
Available-for-sale securities, at fair value	28,285
Loans, net of allowances of $0	570,230
Direct financing leases and notes, net	23,317
Derivatives, at fair value	3,006
Interest receivable	9,520
Principal paydowns receivables	5,805
Other assets	1,146
Total assets	$2,045,547

LIABILITIES
Repurchase agreements, including accrued interest of $2,104	$1,068,277
Collateralized debt obligations (“CDOs”)	687,407
Warehouse agreements	62,961
Unsecured revolving credit facility	15,000
Distribution payable	5,646
Accrued interest expense	9,514
Management fee payable − related party	896
Accounts payable and accrued liabilities	513
Total liabilities	1,850,214

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	-
Common stock, par value $0.001: 500,000,000 shares authorized; 15,682,334 shares issued and outstanding (including 349,000 restricted shares)	16
Additional paid-in capital	220,161
Deferred equity compensation	(2,684)
Accumulated other comprehensive loss	(19,581)
Distributions in excess of earnings	(2,579)
Total stockholders’ equity	$195,333
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,045,547

See accompanying notes to consolidated financial statements

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)

Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005
REVENUES
Net interest income:
Interest income from securities available-for-sale	$44,247
Interest income from loans	14,662
Interest income − other	2,478
Total interest income	61,387
Interest expense	43,062
Net interest income	18,325

OTHER REVENUE
Net realized gain on investments	311

EXPENSES
Management fee expense − related party	3,012
Equity compensation expense − related party	2,709
Professional services	516
Insurance expense	395
General and administrative	1,096
Total expenses	7,728
NET INCOME	$10,908

NET INCOME PER SHARE - BASIC	$0.71

NET INCOME PER SHARE - DILUTED	$0.71

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − BASIC	15,333,334

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − DILUTED	15,405,714

DIVIDENDS DECLARED PER SHARE	$0.86

See accompanying notes to consolidated financial statements

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Deferred Equity		Accumulated Other Comprehensive		Retained		Distributions in Excess of		Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Compensation		Loss		Earnings		Earnings		Loss	Equity
Common shares issued	15,333,334	$15	$215,310		$				$		$		$215,325
Offering costs			(541)										(541)
Stock based compensation	349,000	1	5,392	(5,393)									−
Amortization of stock based compensation				2,709									2,709
Net income								10,908				10,908	10,908
Available-for-sale securities, fair value adjustment						(22,357)						(22,357)	(22,357)
Designated derivatives, fair value adjustment						2,776						2,776	2,776
Distributions - Common Stock								(10,908)		(2,579)			(13,487)
Comprehensive loss												$(8,673)
Balance, December 31, 2005	15,682,334	$16	$220,161	$(2,684)		$(19,581)	$	−		$(2,579)			$195,333

See accompanying notes to consolidated financial statements

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,908
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5
Amortization of premium (discount) on available-for-sale securities	(362)
Amortization of debt issuance costs	461
Amortization of stock based compensation	2,709
Non-cash incentive compensation to the manager	86
Net realized gain on investments	(311)
Changes in operating assets and liabilities:
Increase in restricted cash	(23,592)
Increase in interest receivable, net of purchased interest	(9,339)
Increase in due from broker	(525)
Increase in principal paydowns receivable	(5,805)
Increase in management fee payable	810
Increase in accounts payable and accrued liabilities	501
Increase in accrued interest expense	11,595
Increase in other assets	(1,365)
Net cash used in operating activities	(14,224)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(1,557,752)
Principal payments received on securities available-for-sale	136,688
Proceeds from sale of securities available-for-sale	8,483
Purchase of loans	(696,320)
Principal payments received on loans	35,130
Proceeds from sale of loans	91,023
Purchase of direct financing leases and notes	(25,097)
Payments received on direct financing leases and notes	1,780
Purchase of property and equipment	(5)
Net cash used in investing activities	(2,006,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (net of offering costs of $541)	214,784
Proceeds from borrowings:
Repurchase agreements	8,446,739
Warehouse agreements	600,633
Collateralized debt obligations	697,500
Unsecured revolving credit facility	15,000
Payments on borrowings:
Repurchase agreements	(7,380,566)
Warehouse agreements	(537,672)
Payment of debt issuance costs	(10,554)
Distributions paid on common stock	(7,841)
Net cash provided by financing activities	2,038,023
NET INCREASE IN CASH AND CASH EQUIVALENTS	17,729
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	−
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,729
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid	$5,646
Issuance of restricted stock	$5,393
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$46,268

See accompanying notes to consolidated financial statements.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 1 - ORGANIZATION

Resource Capital Corp. and subsidiaries (the ‘‘Company’’) was incorporated in Maryland on January 31, 2005 and commenced its operations on March 8, 2005 upon receipt of the net proceeds from a private placement of shares of its common stock. The Company’s principal business activity is to purchase and manage a diversified portfolio of real estate-related assets and commercial finance assets. The Company’s investment activities are managed by Resource Capital Manager, Inc. (the ‘‘Manager’’) pursuant to a management agreement (the ‘‘Management Agreement’’) (see Note 9).

The Company intends to elect to be taxed as a real estate investment trust (‘‘REIT’’) for federal income tax purposes effective for its initial taxable year ending December 31, 2005 and to comply with the provisions of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’) with respect thereto. See Note 3 for further discussion on income taxes.

The Company has three wholly-owned subsidiaries: RCC Real Estate, Inc. (“RCC Real Estate”), RCC Commercial, Inc. (“RCC Commercial”) and Resource TRS, Inc. (“Resource TRS”). RCC Real Estate holds all of the Company’s real estate investments, including commercial and residential real estate-related securities and real estate loans. RCC Commercial holds all of the Company’s syndicated loan investments, equipment leases and notes and private equity investments. RCC Real Estate owns 100% of the equity interest in Ischus CDO II, Ltd. (“Ischus CDO II”), a Cayman Islands limited liability company and qualified REIT subsidiary (“QRS”). Ischus CDO II was established to complete a collateralized debt obligation (“CDO”) issuance secured by a portfolio of mortgage-backed and other asset-backed securities. RCC Commercial owns 100% of the equity interest in Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”). Apidos CDO I was established to complete a CDO secured by a portfolio of syndicated bank loans. As of December 31, 2005, the Company had also formed Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company that the Company has elected to treat as a TRS. RCC Commercial intends to purchase 100% of the equity interest in Apidos CDO III. Apidos CDO III was established to complete a CDO that will be secured by a portfolio of syndicated bank loans. As of December 31, 2005, there was no activity in Resource TRS.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and entities which are variable interest entities (“VIE’s”) in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46-R”). In general, FIN 46-R requires an entity to consolidate a VIE when the entity holds a variable interest in the VIE and is deemed to be the primary beneficiary of the VIE. An entity is the primary beneficiary if it absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both.

Ischus CDO II, Apidos CDO I and Apidos CDO III are VIEs and are not considered to be qualifying special-purpose entities as defined by Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS No. 140”). The Company owns 100% of the equity (“preference shares”) issued by Ischus CDO II and Apidos CDO I and has provided a guarantee of the first $20.0 million in losses for Apidos CDO III. As a result, the Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in the consolidated financial statements. See Note 3 for a further discussion of our VIEs.

All significant intercompany balances and transactions have been eliminated in consolidation.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include the fair values of the Company’s investments and derivatives and the estimated life used to calculate amortization and accretion of premiums and discounts, respectively, on investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less (temporary cash investments) at the time of purchase, which are held at financial institutions.

Restricted Cash

Restricted cash consists of $5.0 million of cash held in escrow in conjunction with a CDO transaction to be closed in 2006 and $18.6 million of cash held in two completed CDO offerings

Due from Broker

Amounts due from broker generally represent cash balances held with brokers as part of margin requirements related to hedging agreements.

Securities Available for Sale

SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’ (‘‘SFAS No. 115’’), requires the Company to classify its investment portfolio as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally plans to hold most of its investments to maturity, it may, from time to time, sell any of its investments due to changes in market conditions or in accordance with its investment strategy. Accordingly, SFAS No. 115 requires the Company to classify all of its investment securities as available-for sale. All investments classified as available-for-sale are reported at fair value, based on market prices provided by dealers, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

The Company evaluates its available-for-sale investments for other-than-temporary impairment charges under SFAS No. 115, in accordance with Emerging Issues Task Force (‘‘EITF’’) 03-1, ‘‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.’’ SFAS No. 115 and EITF 03-1 requires an investor to determine when an investment is considered impaired (i.e., a decline in fair value below its amortized cost), evaluate whether that impairment is other than temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. SFAS No. 115 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Securities Available for Sale − (Continued)

Investment securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on investment securities are determined on the specific identification method.

Interest Income Recognition

Interest income on the Company’s mortgage-backed and other asset-backed securities is accrued using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets. Premiums and discounts are amortized or accreted into interest income over the lives of the securities also using the effective yield method (or a method that approximates effective yield), adjusted for the effects of estimated prepayments based on SFAS No. 91, ‘‘Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.’’ For an investment purchased at par, the effective yield is the contractual interest rate on the investment. If the investment is purchased at a discount or at a premium, the effective yield is computed based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium. The effective yield method requires the Company to make estimates of future prepayment rates for its investments that can be contractually prepaid before their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment. The prepayment estimates that the Company uses directly impact the estimated remaining lives of its investments. Actual prepayment estimates are reviewed as of each quarter end or more frequently if the Company becomes aware of any material information that would lead it to believe that an adjustment is necessary. If prepayment estimates are incorrect, the amortization or accretion of premiums and discounts may have to be adjusted, which would have an impact on future income.

Loans

The Company purchases participations in corporate leveraged loans and commercial real estate loans in the secondary market and through syndications of newly originated loans. Loans are held for investment; therefore, the Company initially records them at their purchase prices, and subsequently accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts. In certain instances, where the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease, the Company may sell a loan held for investment due to adverse changes in credit fundamentals. Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company will account for the loan at the lower of amortized cost or market value.

Loan Interest Income Recognition

Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted into income using the effective yield method. When the Company purchases a loan or pool of loans at a discount, it considers the provisions of AICPA Statement of Position (‘‘SOP’’) 03-3 ‘‘Accounting for Certain Loans or Debt Securities Acquired in a Transfer’’ to evaluate whether all or a portion of the discount represents accretable yield. If a loan with a premium or discount is prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase to interest income.

[Back to Index]
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Allowance and Provision for Loan Losses

To estimate the allowance for loan losses, the Company first identifies impaired loans. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment. The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value. Fair value may be determined based on market price, if available; the fair value of the collateral less estimated disposition costs; or the present value of estimated cash flows. Increases in the allowance for loan losses are recognized in the statements of operations as a provision for loan losses. A charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced, when the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted.

An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as: (1) management believes that scheduled debt service payments will not be met within the coming 12 months; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt.

As of December 31, 2005, the Company had not recorded an allowance for loan losses. At December 31, 2005, all of the Company’s loans are current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans that exhibit characteristics indicating that impairment has occurred.

Direct Financing Leases and Notes

The Company invests in small- and middle-ticket equipment leases and notes. Investments in leases are recorded in accordance with SFAS No. 13, “Accounting for Leases,” as amended and interpreted. Direct financing leases and notes transfer substantially all benefits and risks of equipment ownership to the customer. The Company’s investment in direct financing leases consists of the sum of the total future minimum lease payments receivable, less unearned finance income. Unearned finance income, which is recognized over the term of the lease by utilizing the effective interest method, represents the excess of the total future minimum lease payments over the cost of the related equipment. The Company’s investment in notes receivable consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contract payments over the cost of the related equipment.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Credit and Market Risk

The Company’s investments as of December 31, 2005, consist of mortgage-backed and other asset-backed securities, participations in corporate leveraged loans and commercial real estate loans, equipment leases and notes and private equity investments. The mortgage-backed and other asset-backed securities are securities that pass through collections of principal and interest from either underlying mortgages or other secured assets. Therefore, these securities may bear some exposure to credit loss. The Company mitigates some of this risk by holding a significant portion of its assets in securities that are issued by the Federal Home Loan Mortgage Corporation (‘‘FHLMC’’) and the Federal National Mortgage Association (‘‘FNMA’’). The payment of principal and interest on these securities is guaranteed by the respective issuing agencies. In addition, the Company’s leveraged loans and commercial real estate loans may bear exposure to credit loss.

The Company bears certain other risks typical in investing in a portfolio of mortgage-backed and other asset-backed securities. Principal risks potentially affecting the Company’s consolidated financial position, consolidated results of operations and consolidated cash flows include the risks that: (a) interest rate changes can negatively affect the market value of the Company’s mortgage-backed and other asset-backed securities, (b) interest rate changes can influence decisions made by borrowers on the mortgages underlying the securities to prepay those mortgages, which can negatively affect both cash flows from, and the market value of, the securities, and (c) adverse changes in the market value of the Company’s mortgage-backed securities and/or the inability of the Company to renew short-term borrowings can result in the need to sell securities at inopportune times and incur realized losses.

Borrowings

The Company finances the acquisition of its investments, including securities available-for-sale and loans, primarily through the use of secured borrowings in the form of repurchase agreements, warehouse agreements, CDOs and an unsecured revolving credit facility. The Company may use other forms of secured borrowing in the future. The Company recognizes interest expense on all borrowings on an accrual basis.

Accounting for Certain MBS and Related Repurchase Agreements

In certain circumstances, the Company has purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty. The Company currently records the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets. Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. However, under a certain technical interpretation of SFAS 140, such transactions may not qualify as a purchase. The Company believes, and it is industry practice, that it is accounting for these transactions in an appropriate manner.  However, the result of this technical interpretation would prevent the Company from presenting the debt investments and repurchase agreements and the related interest income and interest expense on a gross basis on the Company’s financial statements. Instead, the Company would present the net investment in these transactions with the counterparty and a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. As of December 31, 2005, the Company had 19 transactions where debt instruments were financed with the same counterparty aggregating approximately $307.3 million in MBS and $294.2 million in financings under related repurchase agreements. As of March 28, 2006, the Company had one of these transactions remaining comprised of $19.4 million of MBS and $18.8 million in financings under related repurchase agreements. It is anticipated that this transaction will no longer be financed with the same counterparty as of March 31, 2006.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Comprehensive Income

Comprehensive income for the Company includes net income and the change in net unrealized gains/ (losses) on available-for-sale securities and derivative instruments used to hedge exposure to interest rate fluctuations and protect against declines in the market-value of assets resulting from general trends in debt markets.

Income Taxes

The Company expects to operate in a manner that will allow it to qualify and be taxed as a REIT and to comply with the provisions of the Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (‘‘Taxable Income’’) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and certain other requirements are met. If the Company fails to meet these requirements and does not qualify for certain statutory relief provisions, it would be subject to federal income tax. The Company has a wholly-owned domestic subsidiary, Resource TRS, that the Company and Resource TRS have elected to be treated as a taxable REIT subsidiary (“TRS”). For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in Resource TRS, a domestic taxable REIT subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Code. As of December 31, 2005, Resource TRS did not have any taxable income. Apidos CDO I, the Company’s foreign TRS is organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands, and is generally exempt from federal and state income tax at the corporate level because its activities in the United States are limited to trading in stock and securities for its own account. Therefore, despite its status as a TRS, it generally will not be subject to corporate tax on its earnings and no provision for income taxes is required; however because it is a “controlled foreign corporation,” the Company will generally be required to include Apidos CDO I’s current taxable income in its calculation of REIT taxable income. The Company also intends to make an election to treat Apidos CDO III as a TRS.

Stock Based Compensation

Pursuant to its 2005 Stock Incentive Plan (see Note 15), the Company granted 345,000 shares of restricted stock and options to purchase 651,666 shares of common stock to its Manager. A holder of the restricted shares has all of the rights of a stockholder of the Company, including the right to vote such shares and receive dividends. The Company accounts for the restricted stock and stock options in accordance with EITF 96-18, ‘‘Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,’’ (‘‘EITF 96-18’’) and SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ (‘‘SFAS No. 123’’). In accordance with EITF 96-18, the stock and options are recorded in stockholders’ equity at fair value through an increase to additional paid-in-capital and an off-setting entry to deferred equity compensation (a contra-equity account). The deferred compensation is amortized over a three year graded vesting period with the amortization expense reflected as equity compensation expense. The unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed. Any change in fair value is reflected in the equity compensation expense recognized in that quarter and in future quarters until the stock and options are fully vested.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Stock Based Compensation - (Continued)

The Company also issued 4,000 shares of restricted stock to its directors on March 8, 2005. The stock awards vest in full one year after the date of the grant. The Company accounts for this issuance using the fair value based methodology prescribed by SFAS No. 123. Pursuant to SFAS No. 123, the fair value of the award is measured on the grant date and recorded in stockholders’ equity through an increase to additional paid-in capital and an offsetting entry to deferred equity compensation (a contra-equity account). This amount is not remeasured under the fair value based method. The deferred compensation is amortized and included in equity compensation expense.

Incentive Compensation

The Management Agreement provides for incentive compensation if the Company’s financial performance exceeds certain benchmarks. See Note 9 for further discussion on the specific terms of the computation and payment of the incentive fee.

The incentive fee will be paid up to 75% in cash and at least 25% in restricted stock. The cash portion of the incentive fee is accrued and expensed during the period for which it is calculated and earned. In accordance with SFAS No. 123 and EITF 96-18, the restricted stock portion of the incentive fee is also accrued and expensed during the period for which it is calculated and earned. Shares granted in connection with the incentive fee will vest immediately. For the period from March 8, 2005 to December 31, 2005, the Manager earned an incentive management fee of $344,000. Based on the terms of the Management Agreement, the Manager will be paid its incentive management fee partially by the issuance of 5,738 of common shares and partially in cash totaling approximately $258,000. The incentive fee is payable in February 2006.

Net Income Per Share

In accordance with the provisions of SFAS No. 128, ‘‘Earnings per Share,’’ the Company calculates basic income per share by dividing net income for the period by weighted-average shares of its common stock, including vested restricted stock, outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (see Note 8).

Derivative Instruments

The Company’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Derivative Instruments− (Continued)

The Company designates its derivative instruments as cash flow hedges and evaluates them at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. A hedge instrument is highly effective if changes in the fair value of the derivative provide an offset to at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. In accordance with SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended and interpreted, the Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at their fair values. Any ineffectiveness which arises during the hedging relationship is recognized in interest expense during the period in which it arises. Before the end of the specified hedge time period, the effective portion of all contract gain and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses on futures contracts are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Realized gains and losses on interest rate swap contracts are reclassified into earnings as an adjustment to interest expense during the period after the swap repricing date through the remaining maturity of the swap.

If the Company determines not to designate the interest rate swap and cap contracts as hedges and to monitor their effectiveness as hedges, or if the Company enters into other types of financial instruments that do not meet the criteria for designation as hedges, changes in the fair values of these instruments will be recorded in the statement of operations, potentially resulting in increased volatility in the Company’s earnings.

Variable Interest Entities

In December 2003, the FASB issued FIN 46-R. FIN 46-R addresses the application of Accounting Research Bulletin No. 51, ‘‘Consolidated Financial Statements,’’ to a VIE and requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (‘‘variable interests’’). The Company considers all counterparties to the transaction to determine whether a counterparty is a VIE and, if so, whether the Company’s involvement with the entity results in a variable interest in the entity. If the Company is determined to have a variable interest in the entity, an analysis is performed to determine whether the Company is the primary beneficiary.

During April 2005, the Company entered into warehouse and master participation agreements with an affiliate of Credit Suisse Securities (USA) LLC (“CS”) providing that CS would fund the purchase of loans by Apidos CDO I during the warehouse period in return for a participation interest in the interest earned on the loans of LIBOR plus 0.25%. In addition, the agreements provided for a guarantee by the Company to CS of the first $24.0 million in losses on the portfolio of bank loans. Upon review of the transaction, the Company determined that Apidos CDO I was a VIE under FIN 46-R and the Company was the primary beneficiary of the VIE. As a result, the Company consolidated Apidos CDO I at June 30, 2005. On August 4, 2005, the CS agreements were terminated and the warehouse funding liability was replaced with the issuance of long-term debt by Apidos CDO I. The Company owns 100% of the equity issued by Apidos CDO I and is deemed to be the primary beneficiary.  As a result, the Company consolidated Apidos CDO I at December 31, 2005.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Variable Interest Entities - (Continued)

On July 29, 2005, the Company terminated its Ischus CDO II warehouse agreement with CS and the warehouse funding liability was replaced with the issuance of long-term debt by Ischus CDO II. The Company owns 100% of the equity issued by Ischus CDO II and is deemed to be the primary beneficiary. As a result, the Company consolidated Ischus CDO II at December 31, 2005.

During July 2005, the Company entered into warehouse and master participation agreements with an affiliate of Citigroup Global Markets Inc. (“Citigroup”) providing that Citigroup will fund the purchase of loans by Apidos CDO III during the warehouse period in return for a participation interest in the interest earned on the loans of LIBOR plus 0.25%. In addition, the agreements provide for a guarantee by the Company to Citigroup of the first $20.0 million in losses on the portfolio of bank loans. As of December 31, 2005, the Company has $5.0 million held in an escrow account in connection with the CDO. Upon review of the transaction, the Company determined that Apidos CDO III is a VIE under FIN 46-R and the Company is the primary beneficiary of the VIE. As a result, the Company consolidated Apidos CDO III as of December 31, 2005, even though the Company does not own any of its equity. The impact of the consolidation of this VIE on the December 31, 2005 balance sheet was to:

•	increase loans, net of allowance, by $63.0 million, which represents bank loans held by Apidos CDO III; and

•	increase warehouse agreements by $63.0 million, which represents the settlement of Apidos CDO III bank loans.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, which is a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and amends SFAS No. 95, ‘‘Statement of Cash Flows.’’ Generally, the approach to accounting in Statement 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the issuer’s financial statements based on their fair value. The Company is required to adopt the provisions of the standard for the annual period beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 123-R will have a material effect on the Company’s financial condition, results of operation or liquidity.

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections,’’ (‘‘SFAS 154’’) which replaces Accounting Principles Board Opinion No. 20, ‘‘Accounting Changes’’ and SFAS No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.’’ SFAS 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It established retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not currently expect that the new guidance will have a material impact on the Company’s financial condition, results of operations or cash flows.

[Back to Index]
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's mortgage-backed securities, other asset-backed securities and private equity investments, including those pledged as collateral, classified as available-for-sale as of December 31, 2005, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency residential mortgage-backed	$1,014,575	$13	$(12,918)	$1,001,645
Non-agency residential mortgage-backed	346,460	370	(9,085)	337,745
Commercial mortgage-backed	27,970	1	(608)	27,363
Other asset-backed	22,045	24	(124)	21,945
Private equity	1,984	−	(30)	1,954
Total fair value	$1,413,034	$408	$(22,765)	$1,390,677	(1)

(1)	Other than $26.3 million in agency RMBS and $2.0 million in private equity investments, all securities are pledged as collateral as of December 31, 2005.

The actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company's mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic scheduled payments of principal, and prepayments of principal, which are presented in “principal paydowns receivable” in the Company’s consolidated balance sheet.

The following table summarizes the estimated maturities of the mortgage-backed securities, other asset-backed securities and private equity investments as of December 31, 2005 according to their estimated weighted-average life classifications (in thousands, except percentages):

Weighted Average Life		Fair Value		Amortized Cost	Average Coupon
Less than one year	$	−	$	−	− %
Greater than one year and less than five years		1,355,910		1,377,537	4.91%
Greater than five years		34,767		35,497	5.60%
Total		$1,390,677		$1,413,034	4.92%

The estimated weighted-average lives of the Company’s mortgage-backed and other asset-backed securities as of December 31, 2005 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment factors to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility. The actual weighted-average lives of the agency residential mortgage-backed securities in the Company's investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment factors experienced over the lives of the applicable securities and are sensitive to changes in both prepayment factors and interest rates.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE - (Continued)

The following table shows the Company's investments' fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

	Less than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency residential mortgage-backed	$978,570	$(12,918)	$978,570	$(12,918)
Non-agency residential mortgage-backed	294,359	(9,085)	294,359	(9,085)
Commercial mortgage-backed	26,905	(608)	26,905	(608)
Other asset-backed	12,944	(124)	12,944	(124)
Private equity	1,954	(30)	1,954	(30)
Total temporarily impaired securities	$1,314,732	$(22,765)	$1,314,732	$(22,765)

The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis and is solely attributed to changes in interest rates. As of December 31, 2005, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. The Company intends and has the ability to hold the securities until the fair value of the securities held is recovered, which may be maturity if necessary. As such, the Company does not believe any of the securities held are other-than-temporarily impaired at December 31, 2005.

NOTE 5 - LOANS

The following is a summary of the Company’s loans at December 31, 2005 (in thousands).

Loan Description	Principal	Unamortized Premium	Net Amortized Cost
Syndicated loans	$397,869	$916	$398,785
B notes	121,945	−	121,945
Mezzanine loans	49,500	−	49,500
Total	$569,314	$916	$570,230

At December 31, 2005, the Company’s syndicated loan portfolio consisted of $398.5 million of floating rate loans, which bear interest between LIBOR plus 1.00% and 7.00% with maturity dates ranging from April 2006 to October 2020, and a $250,000 fixed rate loan, which bears interest at 6.25% with a maturity date of August 2015.

At December 31, 2005, the Company’s commercial real estate loan portfolio consisted of seven B notes with an amortized cost of $121.9 million which bear interest at floating rates ranging from LIBOR plus 2.15% to LIBOR plus 6.25% and have maturity dates ranging from January 2007 to April 2008, and four mezzanine loans consisting of $44.5 million of floating rate loans, which bear interest between LIBOR plus 2.25% and 4.50% with maturity dates ranging from August 2007 to July 2008, and a $5.0 million fixed rate loan, which bears interest at 9.50% and matures May 2010.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 5 - LOANS − (Continued)

As of December 31, 2005, the Company had not recorded an allowance for loan losses. At December 31, 2005, all of the Company’s loans are current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans with characteristics indicating that impairment had occurred.

NOTE 6 - INVESTMENT IN DIRECT FINANCING LEASES AND NOTES

The Company’s direct financing leases have an initial lease term of 54 months. The interest rates on notes receivable range from 8% to 9%. Investments in direct financing leases and notes as of December 31, 2005 are as follows (in thousands):

As of December 31, 2005
Direct financing leases	$18,141
Notes receivable	5,176
Total	$23,317

The components of the net investment in direct financing leases as of December 31, 2005 are as follows (in thousands):

As of December 31, 2005
Total future minimum lease payments	$21,370
Unearned rental income	(3,229)
Total	$18,141

The future minimum lease payments and related rental payments expected to be received on non-cancelable direct financing leases and notes at December 31, 2005 are as follows (in thousands):

Years Ending December 31,	Direct Financing Leases	Notes	Total
2006	$6,717	$424	$7,141
2007	6,180	459	6,639
2008	4,856	500	5,356
2009	2,085	543	2,628
2010	1,431	591	2,022
Thereafter	101	2,659	2,760
	$21,370	$5,176	$26,546

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 7 - BORROWINGS

The Company finances the acquisition of its investments, including securities available-for-sale and loans, primarily through the use of secured borrowings in the form of repurchase agreements, warehouse facilities, CDO’s and other secured borrowings. The Company recognizes interest expense on all borrowings on an accrual basis.

Certain information with respect to the Company’s borrowings as of December 31, 2005 is summarized in the following table (dollars in thousands):

	Repurchase Agreements	Ischus CDO II Senior Notes(1)	Apidos CDO I Senior Notes(2)	Apidos CDO III Warehouse Agreement	Unsecured Revolving Credit Facility	Total
Outstanding borrowings	$1,068,277	$370,569	$316,838	$62,961	$15,000	$1,833,645
Weighted-average borrowing rate	4.48%	4.80%	4.42%	4.29%	6.37%	4.54%
Weighted-average remaining maturity	17 days	34.6 years	11.6 years	90 days	3.0 years
Value of the collateral	$1,146,711	$387,053	$335,831	$62,954	$45,107	$1,977,656

(1)	Amount represents principal outstanding of $376.0 million less unamortized issuance costs of $5.4 million.
(2)	Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $4.7 million.

At December 31, 2005, the Company had repurchase agreements with the following counterparties (dollars in thousands):

	Amount at Risk (1)	Weighted-Average Maturity in Days	Weighted-Average Interest Rate at December 31, 2005
Credit Suisse Securities (USA) LLC	$31,158	17	4.34%
Bear, Stearns International Limited	$36,044	17	5.51%
Deutsche Bank AG, Cayman Islands Branch	$16,691	18	5.68%

(1)	Equal to the fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

In July 2005, the Company closed Ischus CDO II, a $400.0 million CDO transaction that provides financing for mortgage-backed and other asset-backed securities. The investments held by Ischus CDO II collateralize the debt issued by the transaction and, as a result, those investments are not available to the Company, its creditors or stockholders. Ischus CDO II issued a total of $376.0 million of senior notes at par to investors and RCC Real Estate purchased a $27.0 million equity interest representing 100% of the outstanding preference shares. The equity interest is subordinate in right-of-payment to all other securities issued by the CDO.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 7 - BORROWINGS − (Continued)

The senior notes issued to investors by Ischus CDO II consist of the following classes: (i) $214.0 million of class A-1A notes bearing interest at 1-month LIBOR plus 0.27%; (ii) $50.0 million of class A-1B delayed draw notes bearing interest on the drawn amount at 1-month LIBOR plus 0.27%; (iii) $28.0 million of class A-2 notes bearing interest at 1-month LIBOR plus 0.45%; (iv) $55.0 million of class B notes bearing interest at 1-month LIBOR plus 0.58%; (v) $11.0 million of class C notes bearing interest at 1-month LIBOR plus 1.30%; and (vi) $18.0 million of class D notes bearing interest at 1-month LIBOR plus 2.85%. All of the notes issued mature on August 6, 2040, although the Company has the right to call the notes at par any time after August 6, 2009 until maturity.

In August 2005, the Company closed Apidos CDO I, a $350.0 million CDO transaction that provides financing for syndicated bank loans. The investments held by Apidos CDO I collateralize the debt issued by the transaction, and as a result, the investments are not available to the Company, its creditors or stockholders. Apidos CDO I issued a total of $321.5 million of senior notes at par to investors and RCC Commercial purchased a $28.5 million equity interest representing 100% of the outstanding preference shares. The equity interest is subordinated in right-of-payment to all other securities issued by the CDO.

The senior notes issued to investors by Apidos CDO I consists of the following classes: (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%. All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.

In July 2005, the Company formed Apidos CDO III and began borrowing on a warehouse facility provided by a major financial institution to purchase syndicated loans to include in Apidos CDO III. At December 31, 2005, Apidos CDO III had borrowed $63.0 million. The facility allows borrowings of up to $200.0 million which can be increased upon mutual agreement of the parties. The facility bears interest at a rate of LIBOR plus 0.25%, which was 4.61% at December 31, 2005. RCC Commercial intends to purchase 100% of the equity interest in Apidos CDO III upon execution of the CDO transaction.

The Company entered into a master repurchase agreement with CS to finance the purchase of agency RMBS securities. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. At December 31, 2005, the Company had borrowed $947.1 million with a weighted average interest rate of 4.34%.

In August 2005, the Company entered into a master repurchase agreement with Bear, Stearns International Limited to finance the purchase of commercial real estate loans. The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. At December 31, 2005, the Company had borrowed $80.6 million with a weighted average interest rate of LIBOR plus 1.14%, which was 5.51% at December 31, 2005.

In December 2005, the Company entered into a master repurchase agreement with Deutsche Bank AG to finance the purchase of commercial real estate loans. The maximum amount of the Company’s borrowing under the repurchase agreement is $300.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. At December 31, 2005, the Company had borrowed $38.5 million with a weighted average interest rate of LIBOR plus 1.32%, which was 5.68% at December 31, 2005.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 7 - BORROWINGS − (Continued)

In December 2005, the Company entered into a $15.0 million unsecured revolving credit facility with Commerce Bank, N.A. Outstanding borrowings bear interest at one of two rates elected at the Company’s option; (i) the lender’s prime rate plus a margin ranging from 0.50% to 1.50% based upon the Company’s leverage ratio; or (ii) LIBOR plus a margin ranging from 1.50% to 2.50% based upon the Company’s leverage ratio. The facility expires in December 2008. As of December 31, 2005, the balance outstanding was $15.0 million at an interest rate of 6.37%.

NOTE 8 - CAPITAL STOCK AND EARNINGS PER SHARE

The Company had 500,000,000 shares of common stock par value $0.001 per share authorized and 15,682,334 shares (including 349,000 restricted shares) outstanding as of December 31, 2005. The Company had 100,000,000 shares of par value $0.001 preferred stock authorized and none issued and outstanding as of December 31, 2005.

On March 8, 2005, the Company completed a private placement of 15,333,334 shares of common stock, $0.001 par value at an offering price of $15.00 per share, including the sale of 666,667 shares of common stock pursuant to the over-allotment option of the initial purchasers/placement agents. The Company received proceeds from these transactions in the amount of $214.8 million, net of underwriting discounts and commissions, placement agent fees and other offering costs.

On March 8, 2005, the Company granted 345,000 shares of restricted common stock, par value $0.001 and options to purchase 651,666 common shares at an exercise price of $15.00 per share, to the Manager (see Note 15). The restrictions with respect to the restricted common stock lapse and full rights of ownership vest for one-third of the shares and options on the first anniversary of the grant date, for one-third of the shares on the second anniversary and for the last one-third of the shares on the third anniversary. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company. In addition, the Company granted 4,000 shares of restricted common stock to the Company’s non-employee directors as part of their annual compensation. These shares vest in full on the first anniversary of the date of the grant.

The fair value of the shares of restricted stock granted, including shares issued to the directors, was $5,235,000, of which $2.6 million was expensed for the period from March 8, 2005 to December 31, 2005. The fair value of the total options granted was $158,300, of which approximately $79,000 was expensed for the period from March 8, 2005 to December 31, 2005. The fair value of each option grant at December 31, 2005 is $0.243, estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted-average assumptions as of December 31, 2005: dividend yield of 12.00 percent; expected volatility of 20.11%, risk-free interest rate of 4.603%; and expected life of 10 years.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 8 - CAPITAL STOCK AND EARNINGS PER SHARE − (Continued)

The following table presents a reconciliation of basic and diluted earnings per share for the period from March 8, 2005 (date operations commenced) to December 31, 2005 (in thousands, except share and per share amounts):

Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005
Basic:
Net income	$10,908
Weighted-average number of shares outstanding	15,333,334
Basic net income per share	$0.71

Diluted:
Net income	$10,908
Weighted-average number of common shares outstanding	15,333,334
Additional shares due to assumed conversion of dilutive instruments	72,380
Adjusted weighted-average number of common shares outstanding	15,405,714
Diluted net income per share	$0.71

NOTE 9 - THE MANAGEMENT AGREEMENT

On March 8, 2005, the Company entered into a Management Agreement pursuant to which the Manager will provide the Company investment management, administrative and related services. The Manager receives fees and is reimbursed for its expenses as follows:

•
A monthly base management fee equal to 1/12th of the amount of the Company’s equity multiplied by 1.50%. Under the Management Agreement, ‘‘equity’’ is equal to the net proceeds from any issuance of shares of common stock less other offering related costs plus or minus the Company’s retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts the Company paid for common stock repurchases. The calculation may be adjusted for one-time events due to changes in GAAP as well as other non-cash charges, upon approval of the independent directors of the Company.

•
Incentive compensation calculated as follows: (i) 25% of the dollar amount by which, (A) the Company’s net income (determined in accordance with GAAP) per common share (before non-cash equity compensation expense and incentive compensation) for a quarter (based on the weighted average number of shares outstanding) exceeds, (B) an amount equal to (1) the weighted average share price of shares of common stock in the offerings of the Company, multiplied by, (2) the greater of (A) 2.00% or (B) 0.50% plus one-fourth of the Ten Year Treasury rate as defined in the Management Agreement for such quarter, multiplied by, (ii) the weighted average number of common shares outstanding for the quarter. The calculation may be adjusted for one-time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of the Company.

•	Reimbursement of out-of-pocket expenses and certain other costs incurred by the Manager that relate directly to the Company and its operations.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 9 - THE MANAGEMENT AGREEMENT − (Continued)

Incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of a stock award. The Manager may elect to receive more than 25% of its incentive compensation in stock. All shares are fully vested upon issuance. However, the Manager may not sell such shares for one year after the incentive compensation becomes due and payable. Shares payable as incentive compensation are valued as follows:

•
if such shares are traded on a securities exchange, at the average of the closing prices of the shares on such exchange over the thirty day period ending three days prior to the issuance of such shares;

•
if such shares are actively traded over-the-counter, at the average of the closing bid or sales price as applicable over the thirty day period ending three days prior to the issuance of such shares; and

•	if there is no active market for such shares, the value shall be the fair market value thereof, as reasonably determined in good faith by the board of directors of the Company.

The initial term of the Management Agreement ends March 31, 2008. The Management Agreement automatically renews for a one year term at the end of the initial term and each renewal term. With a two-thirds vote of the independent directors, the independent directors may elect to terminate the Management Agreement because of the following:

•	unsatisfactory performance; and/or

•	unfair compensation payable to the Manager where fair compensation cannot be agreed upon by the Company (pursuant to a vote of two-thirds of the independent directors) and the Manager.

In the event that the Agreement is terminated based on the provisions disclosed above, the Company must pay the Manager a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive during the two 12-month periods immediately preceding the date of such termination. The Company is also entitled to terminate the Management Agreement for cause (as defined therein) without payment of any termination fee.

The base and incentive management fees for the period from March 8, 2005 to December 31, 2005 were approximately $2.7 million and $344,000, respectively.

NOTE 10 - RELATED-PARTY TRANSACTIONS

At December 31, 2005, the Company was indebted to the Manager for base and incentive management fees of approximately $552,000 and $344,000, respectively, and reimbursement of expenses of approximately $143,000. These amounts are included in management fee payable and accounts payable and accrued liabilities, respectively.

At December 31, 2005, the Company was indebted to LEAF Financial Corporation for servicing fees in connection with our equipment finance portfolio of approximately $41,000.

At December 31, 2005, the corporate parent of the Manager owned a 6.4% ownership interest in the Company, consisting of 1,000,000 shares purchased in the private placement. Certain officers of the Manager and its affiliates purchased 232,167 shares of the Company’s common stock in the Company’s private placement for $3.5 million, constituting 1.5% of the outstanding shares of the Company’s common stock as of December 31, 2005. All such shares were purchased at the same price at which shares were purchased by other third party investors.

[Back to Index]
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 10 - RELATED-PARTY TRANSACTIONS - (Continued)

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood Law Firm. The Company paid Ledgewood $876,000 during the period from March 8, 2005 to December 31, 2005. Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

NOTE 11 - DISTRIBUTIONS

In order to qualify as a REIT, the Company must currently distribute at least 90% of its taxable income. In addition, the Company must distribute 100% of its taxable income in order not to be subject to corporate federal income taxes on retained income. The Company anticipates it will distribute substantially all of its taxable income to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation), in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow to make sufficient distribution payments.

During the year ended December 31, 2005, the Company declared and paid distributions totaling $13.5 million, or $0.86 per share, including a distribution of $0.36 per share of common stock, including holders of restricted stock, $5.6 million in the aggregate, declared on December 29, 2005 and paid on January 17, 2006 to stockholders of record as of December 30, 2005. For tax purposes, 100% of the distributions declared in 2005 have been classified as ordinary income.

On January 13, 2006, the Company paid a special dividend to stockholders of record on January 4, 2006, including holders of restricted stock, consisting of warrants to purchase our common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $15.00 per share. Stockholders received one warrant for each ten shares of common stock and restricted stock held. If an existing stockholder owned shares in other than a ten-share increment, the stockholder received an additional warrant. The warrants will expire on January 13, 2009 and will not be exercisable until January 13, 2007. An aggregate of 1,568,244 shares are issuable upon exercise of the warrants.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which it is practicable to estimate value. The fair value of available-for-sale securities, derivatives and direct financing leases and notes is equal to their respective carrying value presented in the consolidated balance sheet. The fair value of loans held for investment was $571.7 million as of December 31, 2005. The fair value of cash and cash equivalents, restricted cash, interest receivable, due from broker, principal paydowns receivables, repurchase agreements (including accrued interest), warehouse agreements liability, distribution payable, management fee payable, accounts payable and accrued liabilities approximates carrying value as of December 31, 2005 due to the short-term nature of these instruments.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 13 - INTEREST RATE RISK

The primary market risk to the Company is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of the Company’s interest-earning assets and the Company’s ability to realize gains from the sale of these assets. A decline in the value of the Company’s interest-earning assets pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the exiting collateral to reduce borrowing levels.

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. During periods of changing interest rates, interest rate mismatches could negatively impact the Company’s consolidated financial condition, consolidated results of operations and consolidated cash flows. In addition, the Company mitigates the potential impact on net income of periodic and lifetime coupon adjustment restrictions in its investment portfolio by entering into interest rate hedging agreements such as interest rate caps and interest rate swaps.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities of the type in the Company’s investment portfolio. The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount. At December 31, 2005, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $2.8 million.

NOTE 14 - DERIVATIVE INSTRUMENTS

The Company uses derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to credit loss. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations. On the date the Company enters into a derivative contract, the derivative is designated as either: (1) designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (‘‘cash flow’’ hedge) or (2) a contract not designated as a hedge for hedge accounting (‘‘free standing’’ derivative).

At December 31, 2005, the Company had entered into six interest rate swap contracts whereby the Company will pay an average fixed rate of 3.89% and receive a variable rate equal to one-month and three-month LIBOR. The aggregate notional amount of these contracts is $972.2 million. In addition, the Company had purchased one interest rate cap agreement whereby it reduced its exposure to variability in future cash out flows attributable to changes in LIBOR. The aggregate notional amount of this contract is $15.0 million.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 14 - DERIVATIVE INSTRUMENTS - (Continued)

The interest rate swap and cap agreements (‘‘hedge instruments’’) were entered into to hedge the Company’s exposure to variable cash flows from forecasted variable rate financing transactions and, pursuant to SFAS No. 133, the hedge instruments were designated as cash flow hedges. The hedge instruments were evaluated at inception and the Company concluded that each hedge instrument is expected to be highly effective pursuant to the rules of SFAS No. 133, as amended and interpreted. As such, the Company accounts for the hedge instruments using hedge accounting and records them at their fair market value each accounting period with any changes in fair market value being recorded in accumulated other comprehensive income. The hedge instruments will be evaluated on an ongoing basis to determine whether they continue to qualify for hedge accounting. Each hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Should there be any ineffectiveness in the future, the amount of the ineffectiveness will be recorded in the Company’s consolidated statements of operations.

The fair value of the Company’s interest rate swaps and interest rate cap was $3.0 million as of December 31, 2005.  The Company had an aggregate unrealized gain of $2.8 million on the interest rate swap agreements and interest rate cap agreement, as of December 31, 2005, which is recorded in accumulated other comprehensive loss.

NOTE 15 - STOCK INCENTIVE PLAN

Upon formation of the Company, the 2005 Stock Incentive Plan (the “Plan”) was adopted for the purpose of attracting and retaining executive officers, employees, directors and other persons and entities that provide services to the Company. The Plan authorizes the issuance of options to purchase common stock and the grant of stock awards, performance shares and stock appreciation rights.

Up to 1,533,333 shares of common stock are available for issuance under the Plan. The share authorization, the incentive stock option limit and the terms of outstanding awards will be adjusted as the board of directors determines is appropriate in the event of a stock dividend, stock split, reclassification of shares or similar events. Upon completion of the March 2005 private placement, the Company granted the Manager 345,000 shares of restricted stock and options to purchase 651,666 shares of common stock with an exercise price of $15.00 per share under the Plan, none of which were exercisable as of December 31, 2005. The Company’s non-employee directors were also granted 4,000 shares of restricted stock as part of their annual compensation.

NOTE 16 - INCOME TAXES

The Company intends to elect to be taxed as a REIT for federal income tax purposes effective for its initial taxable year ending December 31, 2005. Accordingly, the Company and its qualified REIT subsidiaries are not subject to federal income tax to the extent that their distributions to stockholders satisfy the REIT requirements and certain asset, income and ownership tests.  The Company may retain up to 10% of its REIT taxable income and pay corporate income taxes on this retained income while continuing to maintain its REIT status.  The Company intends to distribute 100% of its 2005 ordinary REIT taxable income and, accordingly, the Company has not recorded a provision for income taxes.  The Company may be subject to franchise taxes in certain states that impose taxes on REITs.

Apidos CDO I and Apidos CDO III, the Company’s foreign taxable REIT subsidiaries, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes are required; however, the Company will generally be required to include their current taxable income in its calculation of REIT taxable income.

[Back to Index]

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 16 - INCOME TAXES - (Continued)

Resource TRS, a domestic taxable REIT subsidiary is subject to corporate income tax on its earnings.  Resource TRS is inactive and as a result no provision for income taxes has been recorded.  In addition, Resource TRS does not have any items which give rise to temporary differences between the GAAP consolidated financial statements and the federal income tax basis of assets and liabilities as of the consolidated balance sheet date.  Accordingly, Resource TRS has no deferred income tax assets and liabilities recorded.

NOTE 17 - QUARTERLY RESULTS
The following is a presentation of the quarterly results of operations for the year ended December 31, 2005:

	Period from March 8 to March 31	June 30	September 30	December 31
	(audited)	(audited)	(unaudited)	(audited)
	(in thousands, except per share data)
Interest income	$694	$12,399	$21,596	$26,698
Interest expense	210	7,930	15,595	19,327
Net interest income	484	4,469	6,001	7,371
Other revenue (loss)	−	(14)	192	133
Expenses	532	2,175	2,417	2,604
Net (loss) income	$(48)	$2,280	$3,776	$4,900

Net income (loss) per share − basic	$(0.00)	$0.15	$0.25	$0.32
Net income (loss) per share − diluted	$(0.00)	$0.14	$0.24	$0.32

NOTE 18 - SUBSEQUENT EVENTS

On February 10, 2006, the Company completed the initial public offering of 4,000,000 shares of its common stock (including 1,879,200 shares sold by certain selling stockholders of the Company) at a price of $15.00 per share. The offering generated gross proceeds to the Company of approximately $31.8 million and net proceeds to the Company, after deducting the underwriters’ discounts and commissions and estimated offering expenses, of approximately $27.6 million. The Company did not receive any proceeds from the shares sold by the selling stockholders.

On March 16, 2006, the board of directors declared a quarterly distribution of $0.33 per share of common stock, $5.9 million in the aggregate, which will be paid on April 10, 2006 to stockholders of record as of March 27, 2006.

[Back to Index]

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting that has partially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal year.

ITEM 9B. OTHER INFORMATION

None.

[Back to Index]
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All members of the Board of Directors are elected for a term of one year or until their successors are elected and qualified. Information is set forth below regarding the principal occupation of each of our directors. There are no family relationships among the directors and executive officers except that Jonathan Z. Cohen, our Chief Executive Officer, President and a director, is a son of Edward E. Cohen, our Chairman of the Board.

Names of Directors, Principal Occupation and Other Information

Edward E. Cohen, age 67, has been our Chairman since March 2005. Mr. Cohen is Chairman of Resource America, Inc. (Nasdaq: REXI), a position he has held since 1990. He was Resource America’s Chief Executive Officer from 1988 to 2004 and its President from 2000 to 2003. He is Chairman, Chief Executive Officer and President of Atlas America, Inc., a publicly-traded (NASDAQ: ATLS) energy company, a position he has held since 2000, and Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, a wholly-owned subsidiary of Atlas America that is the general partner of Atlas Pipeline Partners, L.P., a publicly-traded (NYSE: APL) natural gas pipeline company. He is also a director of TRM Corporation, a publicly-traded (NASDAQ: TRMM) consumer services company, and Chairman of Brandywine Construction & Management, Inc., a privately-held real estate management company. From 1981 to 1999 he was Chairman of the Executive Committee of JeffBanks, Inc., a bank holding company acquired by Hudson United Bancorporation. From 1969 to 1989 he was Chairman of the Executive Committee of State National Bank of Maryland (now a part of Wachovia Bank). Mr. Cohen is the father of Jonathan Z. Cohen.

Jonathan Z. Cohen, age 35, has been our Chief Executive Officer and President and a director since March 2005. Mr. Cohen has been President since 2003, Chief Executive Officer since 2004 and a Director since 2002 of Resource America. He was Executive Vice President of Resource America from 2001 to 2003, and Senior Vice President from 1999 to 2001. He has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP since its formation in 1999 and Vice Chairman of Atlas America since 2000. He has been the Vice Chairman of RAIT Investment Trust, a publicly-traded (NYSE: RAS) real estate investment trust, since 2003, and Secretary and Trustee since its formation in 1997. Since 2003 he has been the general partner of Castine Partners, L.P., a financial services hedge fund. Mr. Cohen is a son of Edward E. Cohen.

Walter T. Beach, age 39, has been a director since March 2005. Mr. Beach has been Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997. From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm where, beginning in 1994, he was responsible for the firm’s investment decisions for its principal equity product. Mr. Beach has served as a director of The Bancorp, Inc., a publicly-traded (NASDAQ: TBBK) Delaware bank holding company, and its subsidiary bank, The Bancorp Bank, since 1999.

William B. Hart, age 62, has been a director since March 2005. Mr. Hart was Chairman of the Board of Trustees of the National Trust for Historic Preservation from 1999 to 2004. He was also a director of Anthem, Inc. (now Wellpoint, Inc.), a publicly-held health insurance company, from 2000 to 2004. Mr. Hart was Director of SIS Bancorp (now Banknorth Massachusetts, a division of Banknorth, N.A.) from 1995 to 2000. From 1988 to 1999, Mr. Hart served in various positions with Blue Cross/Blue Shield of New Hampshire, ending as Chairman of the Audit Committee and Chairman of the Board of Directors from 1996 to 1999. He also served as President of the Foundation for the National Capital Region, Washington, DC, from 1993 to 1996 and President of The Dunfey Group, a private investment firm, from 1986 to 1998. From 1986 to 1994 he was also a director of First NH Banks where he was Chairman of the Audit Committee from 1992 to 1994.

Murray S. Levin, age 62, has been a director since March 2005. Mr. Levin is a senior litigation partner at Pepper Hamilton LLP, a law firm with which he has been associated since 1970. Mr. Levin served as the first American president of the Association Internationale des Jeunes Avocats (Young Lawyers International Association), headquartered in Western Europe. He is a past president of the American Chapter and a member of the board of directors of the Union Internationale des Avocats (International Association of Lawyers), a Paris-based

[Back to Index]
organization that is the world’s oldest international lawyers association. Mr. Levin was a member of the managing board of Atlas Pipeline Partners GP from 2001 to March 2005.

       P. Sherrill Neff, age 54, has been a director since March 2005. Mr. Neff is a founder of Quaker BioVentures, Inc., a life sciences venture fund, and has been Managing Partner since 2002. He was a director of Resource America from 1998 to March 2005. From 1994 to 2002 he was President and Chief Financial Officer, and from 1994 to 2003, a director of Neose Technologies, Inc., a publicly-traded life sciences company. Mr. Neff was also a director of The Bancorp from its formation in 1999 until 2002.

Stockholders Communications to Directors

Stockholders may communicate with the Company’s board of directors, or any director or committee chairperson, by writing to such parties in care of Michael S. Yecies, Chief Legal Officer and Secretary, Resource Capital Corp., 1845 Walnut Street, Suite 1000, Philadelphia, PA 19103. Communications addressed to the board generally will be forwarded either to the appropriate committee chairperson or to all directors. Communications may be submitted confidentially and anonymously. Under certain circumstances, the Company may be required by law to disclose the information or identity of the person submitting the communication. There were no material actions taken by the Board of Directors as a result of communications received during fiscal 2005 from stockholders. Certain concerns communicated to the Company’s board of directors also may be referred to the Company’s internal auditor or its Chief Legal Officer, in accordance with the Company’s regular procedures for addressing such concerns. The chairman of the Company’s board of directors, or the chairman of the Company’s Audit Committee may direct that concerns be presented to the Audit Committee, or to the full board, or that they otherwise receive special treatment, including retention of external counsel or other advisors.

Non-Director Executive Officers

The Board of Directors anticipates appointing officers each year at its annual meeting following the annual stockholders meeting and from time to time as necessary.

Jeffrey D. Blomstrom, age 37, has been our Senior Vice President − CDO Structuring since March 2005. Mr. Blomstrom has been President and Managing Director of Resource Financial Fund Management, or RFFM, a wholly-owned subsidiary of Resource America, since 2003. Mr. Blomstrom also serves as the head of collateral origination and as a member of the credit committee for Trapeza Capital Management. From 2001 to 2003 Mr. Blomstrom was a Managing Director at Cohen Bros. and Company, an investment bank specializing in the financial services sector. From 2000 to 2001 he was Senior Vice President of iATMglobal.net, Inc., an ATM software development company. Mr. Blomstrom was, from 1999 to 2000, an associate at Covington & Burling, a law firm, where he focused on mergers and acquisitions and corporate governance.

David E. Bloom, age 41, has been our Senior Vice President − Real Estate Investments since March 2005. Mr. Bloom has been Senior Vice President of Resource America since 2001. He has also been President of Resource Real Estate since 2004 and President of Resource Capital Partners since 2002, both wholly-owned subsidiaries of Resource America. From 2001 to 2002 he was President of Resource Properties. Before that he was Senior Vice President at Colony Capital, LLC, an international real estate opportunity fund, from 1999 to 2001. From 1998 to 1999 he was Director at Sonnenblick-Goldman Company, a real estate investment bank. From 1995 to 1998 he was an attorney at the law firm of Willkie Farr & Gallagher, LLP.

Thomas C. Elliott, age 32, has been our Chief Financial Officer, Chief Accounting Officer and Treasurer since September 2005. He was Senior Vice President − Assets and Liabilities Management from June 2005 until September 2005 and, before that, served as Vice President − Finance from March 2005. Mr. Elliott has been Senior Vice President since 2005 and was Vice President − Finance from 2001 to 2005 of Resource America. He has also been Chief Financial Officer of RFFM since 2004. From 1997 to 2001 Mr. Elliott was a Vice President at Fidelity Leasing, Inc. where he managed all capital market functions, including the negotiation of all securitizations and credit and banking facilities in the U.S. and Canada. Mr. Elliott also oversaw the financial controls and budgeting departments.

[Back to Index]
Steven J. Kessler, age 63, has been our Senior Vice President − Finance since September 2005 and, before that, served as our Chief Financial Officer, Chief Accounting Officer and Treasurer from March 2005. Mr. Kessler has been Executive Vice President since 2005 and Chief Financial Officer since 1997 and was Senior Vice President from 1997 to 2005 of Resource America. He was Vice President − Finance and Acquisitions at Kravco Company, a national shopping center developer and operator, from 1994 to 1997. He has been a Trustee of GMH Communities Trust, a publicly-traded specialty housing real estate investment trust, since 2004. From 1983 to 1993 he was employed by Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer. Before that, he was a partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants.

Other Significant Employees

The following sets forth certain information regarding other significant employees:

Christopher D. Allen, age 36, has been our Senior Vice President − Commercial Lending since March 2005. Mr. Allen has been a Managing Director of RFFM since 2003. At RFFM, Mr. Allen is in charge of identifying, implementing and overseeing new CDO products. He is a member of the investment committee of Ischus Capital Management and is also a member of the investment committee of Apidos Capital Management, or Apidos, a subsidiary of Resource America that invests, in finances and manages syndicated bank loans, where he serves as the Chief Operating Officer and Director of Product Management. Before joining RFFM, from 2002 to 2003 he was a Vice President at Trenwith Securities, the investment banking arm of BDO Seidman, LLP, where he was in charge of corporate finance, mergers and acquisitions and restructuring transactions. From 1994 to 1997 he was an Associate with Citicorp Venture Capital working on leveraged buyout and recapitalization transactions.

Gretchen L. Bergstresser, age 43, has been our Senior Vice President − Syndicated Loans since March 2005. Ms. Bergstresser has been the President and Senior Portfolio Manager of Apidos since 2005. Before joining Apidos, from 2003 to 2005 she was a Managing Director and Portfolio Manager of MJX Asset Management, a greater than $1.5 billion boutique asset management firm managing leveraged loans across five structured vehicles. From 1996 to 2003 Ms. Bergstresser was CDO Portfolio Manager and Head Par Loan Trader at Eaton Vance Management, an investment management company. From 1995 to 1996 she was a Vice President in the Diversified Finance Division of Bank of Boston. From 1991 to 1995 she was a Vice President at ING (U.S.) Capital Markets, an investment banking firm.

John R. Boyt, age 31, has been our Vice President − Director of Loan Originations since January 2006. He has also been Senior Vice President of Resource Real Estate, Inc., a wholly-owned subsidiary of Resource America that originates, finances and manages investments in real estate and real estate loans, since 2005. From 2004 to 2005 he was a principal of Structured Property Advisors, LLC, a CMBS investment advisory firm. From 1998 to 2004 he was an Associate Director of Bear, Stearns & Co. Inc., where he was a senior member of the commercial mortgage group involved in loan origination, underwriting, and CMBS sales. Before that, from 1997 to 1998, Mr. Boyt worked for Bankers Trust Company within their mortgage backed securities services unit, focusing on MBS and whole loan sales.

Crit DeMent, age 53, has been our Senior Vice President − Equipment Leasing since March 2005. Mr. DeMent has been Chairman and Chief Executive Officer of LEAF Financial Corporation, the equipment finance subsidiary of Resource America, since 2001. Mr. DeMent was Chairman and Chief Executive Officer of its subsidiary, LEAF Asset Management, Inc., from 2002 until 2004. From 2000 to 2001 he was President of the Small Ticket Group, an equipment leasing division of European American Bank. Before that, he was President and Chief Operating Officer of Fidelity Leasing, Inc., a former equipment leasing subsidiary of Resource America, and its successor, the Technology Finance Group of CitiCapital Vendor Finance from 1996 to 2000. From 1987 to 1996 he was Vice President of Marketing for Tokai Financial Services, an equipment leasing firm.

Alan F. Feldman, age 42, has been our Senior Vice President − Real Estate Investments since March 2005. Mr. Feldman has been Senior Vice President of Resource America since 2002. He has also been Chief Executive Officer of Resource Real Estate since 2004. From 1998 to 2002, Mr. Feldman was Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization. From 1992 through 1998, Mr. Feldman was Executive Vice President of PREIT-

[Back to Index]

RUBIN, Inc. the management subsidiary of Pennsylvania Real Estate Investment Trust, a publicly-traded REIT, and its predecessor, The Rubin Organization. Before that, from 1990 to 1992 he was a Director at Strouse, Greenberg & Co., a regional full service real estate company.

Kevin M. Finkel, age 34, has been our Vice President − Real Estate Investments since January 2006. He has also been Vice President and Director of Acquisitions of Resource Capital Partners, Inc. since 2003. Mr. Finkel has also been with Resource Real Estate since 2004, and is currently its Senior Vice President and Director of Acquisitions. In 2000, Mr. Finkel was an Associate at Lehman Brothers, a global investment banking firm. From 1998 to 1999, Mr. Finkel was an Associate at Barclays Capital, the investment banking division of Barclays Bank PLC. From 1994 to 1998, Mr. Finkel was an investment banker at Deutsche Bank Securities, the investment banking division of Deutsche Bank AG.

Andrew P. Shook, age 36, has been our Senior Vice President − RMBS and CMBS since March 2005. Mr. Shook has been the President, Chief Investment Officer and Senior Portfolio Manager of Ischus Capital Management LLC, a wholly-owned subsidiary of Resource America that invests in, finances, structures and manages RMBS, CMBS and other ABS investments, since 2004. In 2001 Mr. Shook founded and ran HSBC Bank USA’s structured finance credit arbitrage book until 2004. Before that, Mr. Shook worked domestically and in London for Bank of America from 1996 to 2001. From 1994 to 1996 he was a Senior Securities Analyst at Hyperion Capital Management, a commercial and residential mortgage related fixed income investment advisor.

Victor Wang, age 44, has been our Vice President − Director of Asset Management since January 2006. He has also been Vice President − Director of Asset Management of Resource Real Estate since 2002. From 2000 to 2002, Mr. Wang was Vice President, Financing and Dispositions at Sonnenblick-Goldman Company, a real estate investment bank. From 1998 to 1999, Mr. Wang was a Senior Asset Manager at NorthStar Presidio Management Company, an asset management arm of Northstar Capital Investment Corp. Before that, from 1994 to 1998, Mr. Wang was an Asset Manager and Senior Analyst at Newkirk and Odin Management Companies, an asset management company specializing in the management of highly leveraged net lease and operating real estate.

Michael S. Yecies, age 38, has been our Chief Legal Officer and Secretary since March 2005. Mr. Yecies has been Senior Vice President since 2005, Chief Legal Officer and Secretary since 1998 and was Vice President of Resource America from 1998 to 2005. From 1994 to 1998 he was an attorney at the law firm of Duane Morris LLP.

Information Concerning the Audit Committee

Our Board of Directors has a standing Audit Committee. Our Board of Directors has determined that all the members of the Audit Committee satisfy the independence requirements of the New York Stock Exchange and the SEC, and that Messrs. Beach and Neff are audit committee financial experts as defined by SEC rules. The Audit Committee reviews the scope and effectiveness of audits by the independent accountants, is responsible for the engagement of independent accountants, and reviews the adequacy of the Company's internal controls. The Committee did not hold any meetings during fiscal 2005 because we were not a public company in fiscal 2005. Members of the Committee are Messrs. Neff (Chairman), Beach and Hart.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to all directors, officers and employees. We will provide to any person without charge, upon request, a copy of our code of conduct. Any such request should be directed to us as follows: Resource Capital Corp., 1845 Walnut Street, Suite 1000, Philadelphia, PA 19103, Attention: Secretary. Our code of conduct is also available on our website: www.resourcecapitalcorp.com.

[Back to Index]

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports. Based solely on our review of the reports received by us, or written representations from certain reporting persons that no filings were required for those persons, we believe that, during fiscal 2005, our officers, directors and greater than ten percent stockholders complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Because our management agreement provides that our Manager assumes principal responsibility for managing our affairs, our executive officers, who are employees of Resource America, do not receive cash compensation from us for serving as our executive officers. However, in their capacities as officers or employees of our Manager, or its affiliates, they devote a portion of their time to our affairs as is required for the performance of the duties of our Manager under the management agreement.

We may from time to time, at the discretion of the Resource America Compensation Committee, grant shares of our common stock or options to purchase shares of our common stock to our officers pursuant to our 2005 Stock Incentive Plan. The following table sets forth certain information concerning the compensation paid or accrued since our inception in fiscal 2005 for our Chief Executive Officer and each of our four other most highly compensated executive officers whose aggregate salary and bonus (including amounts of salary and bonus foregone to receive non-cash compensation) exceeded $100,000:

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards
	Fiscal				Restricted Stock	Securities Underlying	All Other Compen-
Name and Principal Position	Year	Salary	Bonus	Other	Awards(1)	Options	sation
Edward E. Cohen Chairman of the Board	2005	−	−	−	70,000	−	−
Jonathan Z. Cohen Chief Executive Officer, President and Director	2005	−	−	−	100,000	−	−
Thomas C. Elliott Chief Financial Officer, Chief Accounting Officer and Treasurer	2005	−	−	−	20,000	−	−
Jeffrey D. Blomstrom Senior Vice President - CDO Structuring	2005	−	−	−	10,000	−	−
Steven J. Kessler Senior Vice President − Finance	2005	−	−	−	7,500	−	−

(1)
In consideration for services rendered, our executive officers received grants of restricted stock of Resource Capital Corp. on March 8, 2005. The shares vest one-third per year commencing on March 8, 2006. The number of restricted shares held and the value of those restricted shares (in the aggregate, and valued at the date of grant) are: Mr. E. Cohen − 70,000 shares ($1,050,000); Mr. J. Cohen − 100,000 shares ($1,500,000); Mr. Elliott − 20,000 shares ($300,000); Mr. Blomstrom − 10,000 shares ($150,000); and Mr. Kessler − 7,500 shares ($112,500). Cash dividends, as and when authorized by our Board of Directors, have been and will continue to be paid on the restricted shares.

[Back to Index]
Option/SAR Grants and Exercises in Last Fiscal Year and Fiscal Year-End Option Values

We did not grant any stock options or stock appreciation rights to any of our named executive officers in fiscal 2005. No stock options or stock appreciation rights were exercised or held by any of our named executive officers in fiscal 2005.

Employment Agreements

We do not have any employees, nor do we have any employment agreements with any of our named executive officers.

Director Compensation

Any member of our board of directors who is also an employee of the Manager or Resource America does not receive additional compensation for serving on our board of directors. Each other director receives an annual retainer of $35,000 for service on our board. In addition, we grant each non-employee director annual stock award under our Stock Incentive Plan equal to $15,000 divided by the fair market value of our common stock on the date of grant. The stock awards vest one year after the date of grant. We also reimburse our directors for their travel expenses incurred in connection with their attendance at board and committee meetings.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Messrs. Beach, Levin and Neff. Mr. Beach is the chairman of the Committee. None of such persons was an officer or employee of ours or any of our subsidiaries during fiscal 2005 or was formerly an officer of ours or any of our subsidiaries. None of our executive officers has been a director or executive officer of any entity of which any member of the Compensation Committee has been a director or executive officer during the year ended December 31, 2005, except that Mr. Neff formerly served on the Board of Directors of Resource America, and Mr. Levin formerly served on the Managing Board of Atlas Pipeline Partners GP, LLC. Mr. E. Cohen is the Chairman of the Board and Mr. J. Cohen is the Chief Executive Officer and President and a director of Resource America. Mr. E. Cohen is the Chairman of the Managing Board and Chief Executive Officer and Mr. J. Cohen is a Managing Board member of Atlas Pipeline Partners GP, LLC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                   RELATED STOCKHOLDERS MATTERS

The following table sets forth the number and percentage of shares of common stock owned, as of March 20, 2006, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of our present directors, (c) each of our executive officers and (d) all of our named executive officers and directors as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of common stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

[Back to Index]

	Common Stock
Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors (1)
Walter T. Beach (2) (3)	272,589	1.53%
Edward Cohen (4)	238,333	1.33%
Jonathan Cohen (4)	235,000	1.31%
William B. Hart (3)	12,056	*
Murray S. Levin (3)	6,056	*
P. Sherrill Neff (3)	2,056	*

Non-Director Executive Officers (1)
Jeffrey D. Blomstrom (4)	12,666	*
David E. Bloom (4)	11,666	*
Thomas C. Elliott (4)	21,500	*
Steven J. Kessler (4)	12,500	*
All named executive officers and directors as a group (10 persons)	824,422	4.56%

Other Owners of More Than 5% of Outstanding Shares
Resource America, Inc. (5)	2,123,881	11.92%
Elliott & Associates, Inc. (6)	1,467,400	8.24%
Omega Advisors, Inc. (7)	2,219,467	12.46%
Rockbay Capital Advisors, Inc. (8)	1,000,000	5.61%

*	Less than 1%.

(1)	The address for all of our executive officers and directors is c/o Resource Capital Corp., 712 Fifth Avenue, 10th Floor, New York, New York 10019.

(2)
Includes 270,533 shares purchased by Beach Investment Counsel, Inc., an investment management firm for which Mr. Beach acts as managing director and possesses investment and/or voting power over the 270,533 shares. The address for Beach Investment Counsel, Inc. is Three Radnor Corporate Center, Suite 410, Radnor, Pennsylvania 19087.

(3)
Includes 1,056 restricted shares issued to each non-employee director on March 8, 2006 in connection with their compensation for service as a director. Each non-employee director has the right to receive distributions on and vote, but not to transfer, such shares. All such shares vest in the recipient on March 8, 2007.

(4)
Includes shares originally issued to the Manager as part of the 345,000 shares of restricted stock we granted to it in connection with our March 2005 private offering, and transferred by it, without consideration, as follows: E. Cohen − 70,000; J. Cohen − 133,333; S. Kessler − 7,500; J. Blomstrom − 11,666; T. Elliott − 20,000; and D. Bloom − 6,666. Each such person has the right to receive distributions on and vote, but not to transfer, such shares. One-third of the grant amount vests in the recipient each year, commencing March 8, 2006, except that the vesting period for 33,333 of the shares transferred to J. Cohen; 1,666 shares transferred to J. Blomstrom and 1,666 shares transferred to D. Bloom commences January 3, 2007.

(5)
This information is based on Schedule 13D filed with the SEC on February 21, 2006. Includes 2,123,881 shares as to which shared voting power is claimed, and 2,123,267 shares as to which shared dispositive power is claimed. The address for Resource America is 1845 Walnut Street, Philadelphia, Pennsylvania 19103.

(6)	This information is based on Schedule 13G filed with the SEC on March 6, 2006. The address for Elliott & Associates, Inc. is 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(7)	This information is based on a Form 4 filed with the SEC on February 15, 2006. The address for Omega Advisors, Inc. is 88 Pine Street, Wall Street Plaza - 31st Floor, New York, New York 10005.

(8)
This information is based on our Registration Statement filed with the SEC on February 6, 2006. The address for Rockbay Capital Advisors, Inc. is 1211 Avenue of the Americas, New York, New York 10036-8701.

[Back to Index]

Equity Compensation Plan Information

The following table summarizes certain information about our compensation plans, in the aggregate, as of December 31, 2005:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
Options	651,666	$15.00
Restricted shares	349,000	n/a
Total	1,000,666		532,667

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into a management agreement under which the Manager receives substantial fees. We describe these fees in Item 1 − “Business − Management Agreement.” From March 8, 2005, the date we commenced operations, to December 31, 2005, the Manager had earned base management fees of approximately $2.7 million. For the period from March 8, 2005 to December 31, 2005, the Manager earned an incentive management fee of $344,000. The Manager is an indirect wholly-owned subsidiary of Resource America. Edward E. Cohen, the Chairman of Resource America and the Manager, and Jonathan Z. Cohen, the Chief Executive Officer and President of Resource America and the Manager, in the aggregate beneficially owned approximately 22% of Resource America’s common stock as of March 1, 2006. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.

Employees of Resource America act as our officers and employees. Two of our directors, Edward E. Cohen and Jonathan Z. Cohen, are also directors of Resource America, and our chief executive officer, Jonathan Cohen, is also the chief executive officer of Resource America. We reimburse the Manager and Resource America for expenses, including compensation expenses for employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform. From March 8, 2005, the date we commenced operations, through December 31, 2005, the Manager had incurred and been reimbursed for $797,000 of expenses.

Resource America, entities affiliated with it and our officers and directors collectively own 3,421,332 shares of common stock, representing approximately 17.1% of our common stock on a fully-diluted basis, including 1,000,000 shares purchased in our March 2005 private offering, 900,000 shares purchased in our February 2006 initial public offering, 278,000 shares purchased by our officers and directors in our March 2005 private offering, 70,000 shares purchased by our officers and directors in our February 2006 initial public offering, 345,000 shares of restrictive stock and options to purchase 651,666 shares of our common stock granted to the Manager upon completion of our March 2005 private offering, 8,224 shares of restricted stock granted to our directors, 5,738 shares of common stock issued to the Manager as incentive compensation and warrants to purchase 162,704 shares of our common stock received by Resource America, entities affiliated with it and our officers and directors in connection with our January 2006 special dividend.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees paid to our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the period from March 8, 2005 to December 31, 2005 were approximately $141,000.

Audit−Related Fees

The aggregate fees paid Grant Thornton LLP for audit-related services in connection with the filing of our registration statement and amended registration statements with the Securities and Exchange Commission in connection with our initial public offering of our common stock were approximately $608,000 for the period from March 8, 2005 to December 31, 2005.

[Back to Index]

Tax Fees

There were no fees paid to Deloitte Tax LLP for professional services related to tax compliance, tax advice and tax planning for the period from March 8, 2005 to December 31, 2005.

All Other Fees

We did not incur fees in 2005 for other services not included above.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee will, on at least an annual basis, review audit and non-audit services performed by Grant Thornton, LLP as well as the fees charged by Grant Thornton, LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the Audit Committee. All of such services and fees were pre-approved during the year ended December 31, 2005.

[Back to Index]

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet at December 31, 2005
Consolidated Statement of Income for the period ended December 31, 2005
Consolidated Statement of Changes in Stockholders’ Equity for the period ended December 31, 2005
Consolidated Statement of Cash Flows for the period ended December 31, 2005
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

          Exhibit No.     Description

3.1 (1)	Restated Certificate of Incorporation of Resource Capital Corp.
3.2 (1)	Amended and Restated Bylaws of Resource Capital Corp.
4.1 (2)	Form of Certificate for Common Stock for Resource Capital Corp.
10.1 (1)
Registration Rights Agreement among Resource Capital Corp. and Credit Suisse Securities (USA) LLC for the benefit of certain holders of the common stock of Resource Capital Corp., dated as of March 8, 2005.

10.2 (1)	Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of March 8, 2005.
10.3 (1)	2005 Stock Incentive Plan
10.4 (1)	Form of Stock Award Agreement
10.5 (1)	Form of Stock Option Agreement
10.6 (1)	Form of Warrant to Purchase Common Stock
21.1 (1)	List of Subsidiaries of Resource Capital Corp.
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration 333-126517.

[Back to Index]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RESOURCE CAPITAL CORP. (Registrant)
March 29, 2006                     By: /s/ Jonathan Z. Cohen
                          Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	March 29, 2006
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President and	March 29, 2006
JONATHAN Z. COHEN	Chief Executive Officer

/s/ Walter T. Beach	Director	March 29, 2006
WALTER T. BEACH

/s/ William B. Hart	Director	March 29, 2006
WILLIAM B. HART

/s/ Murray S. Levin	Director	March 29, 2006
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 29, 2006
P. SHERRILL NEFF

/s/ Thomas C. Elliott	Chief Financial Officer,	March 29, 2006
THOMAS C. ELLIOTT	Chief Accounting Officer and Treasurer

[Back to Index]