Form 10-Q
period 2006-03-31
Resource Capital Corp.
filed 2006-05-12
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
212-506-3870
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on May 1, 2006 was 17,815,150 shares.

(back to index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(back to index)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$23,671	$17,729
Restricted cash	20,040	23,592
Due from broker	−	525
Available-for-sale securities, pledged as collateral, at fair value	1,185,485	1,362,392
Available-for-sale securities, at fair value	42,873	28,285
Loans, net of allowances of $0 and $0	683,908	570,230
Direct financing leases and notes, net of unearned income	61,539	23,317
Derivatives, at fair value	4,985	3,006
Interest receivable	10,639	9,337
Accounts receivable	148	183
Principal paydowns receivables	3,382	5,805
Other assets	2,216	1,146
Total assets	$2,038,886	$2,045,547
LIABILITIES
Repurchase agreements, including accrued interest of $1,485 and $2,104	$917,293	$1,068,277
Collateralized debt obligations (“CDOs”)	687,686	687,407
Warehouse agreement	132,793	62,961
Secured term facility	55,767	−
Unsecured revolving credit facility	−	15,000
Distribution payable	5,878	5,646
Accrued interest expense	9,004	9,514
Management and incentive fee payable − related party	726	896
Security deposits	1,011	−
Accounts payable and accrued liabilities	851	513
Total liabilities	1,811,009	1,850,214
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001: 500,000,000 shares authorized; 17,813,096 and 15,682,334 shares issued and outstanding (including 234,224 and 349,000 restricted shares)	18	16
Additional paid-in capital	247,683	220,161
Deferred equity compensation	(1,936)	(2,684)
Accumulated other comprehensive loss	(14,582)	(19,581)
Distributions in excess of earnings	(3,306)	(2,579)
Total stockholders’ equity	$227,877	$195,333
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,038,886	$2,045,547

See accompanying notes to consolidated financial statements

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31, 2006	Period from March 8, 2005 (Date Operations Commenced) to March 31, 2005
	(Unaudited)
REVENUES
Net interest income:
Interest income from securities available-for-sale	$16,372	$404
Interest income from loans	11,019	−
Interest income − other	2,042	290
Total interest income	29,433	694
Interest expense	21,202	210
Net interest income	8,231	484

OTHER REVENUE
Net realized loss on investments	(699)	−

EXPENSES
Management fee expense − related party	993	208
Equity compensation expense − related party	582	209
Professional services	261	22
Insurance expense	120	30
General and administrative	426	63
Total expenses	2,382	532
NET INCOME (LOSS)	$5,150	$(48)

NET INCOME (LOSS) PER SHARE - BASIC	$0.31	$(0.00)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.31	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − BASIC	16,617,808	15,333,334

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − DILUTED	16,752,520	15,333,334

DIVIDENDS DECLARED PER SHARE	$0.33	$0.00

See accompanying notes to consolidated financial statements

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2006
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Equity Compensation	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Comprehensive Loss	Total Stockholders’ Equity
Balance, January 1, 2006	15,682,334	$16	$220,161	$(2,684)	$(19,581)	$	−	$(2,579)	$(19,581)	$195,333
Net proceeds from common stock offerings	2,120,800	2	29,663							29,665
Offering costs			(2,061)							(2,061)
Stock based compensation	9,962		146	(60)						86
Stock based compensation, fair value adjustment			(226)	226						−
Amortization of stock based compensation				582						582
Net income							5,150		5,150	5,150
Available-for-sale securities, fair value adjustment					2,619				2,619	2,619
Designated derivatives, fair value adjustment					2,380				2,380	2,380
Distributions - Common Stock							(5,150)	(727)		(5,877)
Comprehensive loss									$(9,432)
Balance, March 31, 2006	17,813,096	$18	$247,683	$(1,936)	$(14,582)	$	−	$(3,306)		$227,877

See accompanying notes to consolidated financial statements

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2006		Period from March 8, 2005 (Date Operations Commenced) to March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$5,150		$(48)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		56		−
Amortization of premium (discount) on investments		(157)		(6)
Amortization of debt issuance costs		279		−
Amortization of stock based compensation		582		209
Non-cash incentive compensation to the manager		31		−
Net realized gain on derivative instruments		(480)		−
Net realized loss on investments		699		−
Changes in operating assets and liabilities:
Decrease in restricted cash		3,552		−
Increase in interest receivable, net of purchased interest		(1,449)		(405)
Decrease in accounts receivable		35		−
Decrease in due from broker		525		−
Decrease in principal paydowns receivable		2,423		−
(Decrease) increase in management and incentive fee payable		(114)		208
Increase in offering costs payable		−		237
Increase in security deposits		1,011		−
Increase in accounts payable and accrued liabilities		328		83
(Decrease) increase in accrued interest expense		(1,129)		210
Decrease (increase) in other assets		86		(453)
Net cash provided by operating activities		11,428		35
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale		(4,724)		(502,850)
Principal payments received on securities available-for-sale		36,942		−
Proceeds from sale of securities available-for-sale		131,577		−
Purchase of loans		(186,929)		−
Principal payments received on loans		37,685		−
Proceeds from sale of loans		34,543		−
Purchase of direct financing leases and notes		(42,247)		−
Proceeds from and payments received on direct financing leases and notes		4,594		−
Net cash provided by (used in) investing activities		11,441		(502,850)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (net of offering costs of $2,06 and $541)		27,604		214,661
Proceeds from borrowings:
Repurchase agreements		2,622,885		400,753
Warehouse agreements		69,832		−
Secured term facility		55,767		−
Payments on borrowings:
Repurchase agreements		(2,773,250)		−
Unsecured revolving credit facility		(15,000)		−
Settlement of derivative instruments		881		−
Distributions paid on common stock		(5,646)		−
Net cash (used in) provided by financing activities		(16,927)		615,414
NET INCREASE IN CASH AND CASH EQUIVALENTS		5,942		112,599
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		17,729		−
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$23,671		$112,599
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$5,877	$	−
Issuance of restricted stock	$	−		$5,393
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$32,413	$	−

See accompanying notes to consolidated financial statements

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

NOTE 1 - ORGANIZATION

Resource Capital Corp. and subsidiaries (the ‘‘Company’’) was incorporated in Maryland on January 31, 2005 and commenced its operations on March 8, 2005 upon receipt of the net proceeds from a private placement of shares of its common stock. The Company’s principal business activity is to purchase and manage a diversified portfolio of real estate-related assets and commercial finance assets. The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (‘‘Management Agreement’’) (see Note 9). The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“RAI”) (Nasdaq: REXI).

The Company intends to elect to be taxed as a real estate investment trust (‘‘REIT’’) for federal income tax purposes effective for its initial taxable year ending December 31, 2005 and to comply with the provisions of the Internal Revenue Code of 1986, as amended (‘‘Code’’) with respect thereto. See Note 3 for further discussion on income taxes.

The Company has three wholly-owned subsidiaries: RCC Real Estate, Inc. (“RCC Real Estate”), RCC Commercial, Inc. (“RCC Commercial”) and Resource TRS, Inc. (“Resource TRS”). As of March 31, 2006, there was no activity in Resource TRS. RCC Real Estate holds all of the Company’s real estate investments, including commercial and residential real estate-related securities and real estate loans. RCC Real Estate owns 100% of the equity interest in Ischus CDO II, Ltd. (“Ischus CDO II”), a Cayman Islands limited liability company and qualified REIT subsidiary (“QRS”). Ischus CDO II was established to complete a collateralized debt obligation (“CDO”) issuance secured by a portfolio of mortgage-backed and other asset-backed securities. RCC Commercial holds all of the Company’s syndicated loan investments and equipment leases and notes. RCC Commercial owns 100% of the equity interest in Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”). Apidos CDO I was established to complete a CDO secured by a portfolio of syndicated bank loans. As of March 31, 2006, the Company had also formed Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company that the Company intends to elect to be treated as a TRS. RCC Commercial intends to purchase 100% of the equity interest in Apidos CDO III. Apidos CDO III was established to complete a CDO that will be secured by a portfolio of syndicated bank loans.

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

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION − (Continued)

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. The results of operations for the three months ended March 31, 2006 may not necessarily be indicative of the results of operations for the full year ending December 31, 2006.

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

Restricted Cash

Restricted cash consists of $12.6 million of principal and interest payments collected on investments held in two CDO trusts, a $1.7 million credit facility reserve used to fund future investments that will be acquired by the Company’s syndicated loan CDO trust and a $100,000 expense reserve used to cover CDO operating expenses. The remaining $5.6 million consists of $5.0 million of cash held in escrow in conjunction with Apidos CDO III, a CDO transaction expected to close in the second quarter of 2006 and a $564,000 interest reserve held on behalf of the Company’s equipment leases.

Due from Broker

Amounts due from broker generally represent cash balances held with brokers as part of margin requirements related to hedging agreements.

Securities Available-for-Sale

SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’ (‘‘SFAS No. 115’’), requires the Company to classify its investment portfolio as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally plans to hold most of its investments to maturity, it may, from time to time, sell any of its investments due to changes in market conditions or in accordance with its investment strategy. Accordingly, SFAS No. 115 requires the Company to classify all of its investment securities as available-for-sale. All investments classified as available-for-sale are reported at fair value, based on market prices provided by dealers, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Securities Available-for-Sale − (Continued)

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

Securities Interest Income Recognition

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

Loans

The Company purchases participations in corporate leveraged loans and commercial real estate loans in the secondary market and through syndications of newly originated loans. Loans are held for investment; therefore, the Company initially records them at their purchase prices, and subsequently accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts. In certain instances, where the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease, the Company may sell a loan held for investment due to adverse changes in credit fundamentals. Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company will identify these loans as “loans held for sale” and will account for these loans at the lower of amortized cost or market value.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

As of March 31, 2006, the Company had not recorded an allowance for loan losses. At March 31, 2006, all of the Company’s loans are current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans that exhibit characteristics indicating that impairment has occurred.

Direct Financing Leases and Notes

The Company invests in small- and middle-ticket equipment leases and notes. Investments in leases are recorded in accordance with SFAS No. 13, “Accounting for Leases,” as amended and interpreted. Direct financing leases and notes transfer substantially all benefits and risks of equipment ownership to the customer. The Company’s investment in direct financing leases consists of the sum of the total future minimum lease payments receivable, less unearned finance income. Unearned finance income, which is recognized over the term of the lease and financing by utilizing the effective interest method, represents the excess of the total future minimum lease payments and contract payments over the cost of the related equipment. The Company’s investment in notes receivable consists of the sum of the total future minimum loan payments receivable less unearned finance income.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Credit and Market Risk

The Company’s investments as of March 31, 2006, consist of mortgage-backed and other asset-backed securities, participations in corporate leveraged loans and commercial real estate loans and equipment leases and notes. The mortgage-backed and other asset-backed securities are securities that pass through collections of principal and interest from either underlying mortgages or other secured assets. Therefore, these securities may bear some exposure to credit loss. The Company mitigates some of this risk by holding a significant portion of its assets in securities that are issued by the Federal Home Loan Mortgage Corporation (‘‘FHLMC’’) and the Federal National Mortgage Association (‘‘FNMA’’). The payment of principal and interest on these securities is guaranteed by the respective issuing agencies. In addition, the Company’s leveraged loans and commercial real estate loans may bear exposure to credit loss.

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

Borrowings

The Company finances the acquisition of its investments, including securities available-for-sale and loans, primarily through the use of secured borrowings in the form of repurchase agreements, warehouse agreements, CDOs, secured term facilities and an unsecured revolving credit facility. The Company may use other forms of secured borrowing in the future. The Company recognizes interest expense on all borrowings on an accrual basis.

Accounting for Certain Mortgage-Backed Securities and Related Repurchase Agreements

In certain circumstances, the Company has purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty. The Company currently records the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets. Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. However, under a certain technical interpretation of SFAS 140, such transactions may not qualify as a purchase. The Company believes, and it is industry practice, that it is accounting for these transactions in an appropriate manner.  However, the result of this technical interpretation would prevent the Company from presenting the debt investments and repurchase agreements and the related interest income and interest expense on a gross basis on the Company’s consolidated financial statements. Instead, the Company would present the net investment in these transactions with the counterparty and a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. As of March 31, 2006, the Company had no transactions in mortgage-backed securities where debt instruments were financed with the same counterparty.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income (loss) and the change in net unrealized gains (losses) on available-for-sale securities and derivative instruments used to hedge exposure to interest rate fluctuations and protect against declines in the market value of assets resulting from general trends in debt markets.

Income Taxes

The Company expects to operate in a manner that will allow it to qualify and be taxed as a REIT and to comply with the provisions of the Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (‘‘Taxable Income’’) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and certain other requirements are met. If the Company fails to meet these requirements and does not qualify for certain statutory relief provisions, it would be subject to federal income tax. The Company has a wholly-owned domestic subsidiary, Resource TRS, that the Company has elected to be treated as a TRS. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in Resource TRS, a domestic taxable REIT subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Code. As of March 31, 2006, Resource TRS did not have any taxable income. Apidos CDO I, the Company’s foreign TRS is organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands, and is generally exempt from federal and state income tax at the corporate level because its activities in the United States are limited to trading in stock and securities for its own account. Therefore, despite its status as a TRS, it generally will not be subject to corporate tax on its earnings and no provision for income taxes is required; however because it is a “controlled foreign corporation,” the Company will generally be required to include Apidos CDO I’s current taxable income in its calculation of REIT taxable income. The Company also intends to make an election to treat Apidos CDO III as a TRS.

Stock Based Compensation

Pursuant to its 2005 Stock Incentive Plan (see Note 15), the Company granted 345,000 shares of restricted stock and options to purchase 651,666 shares of common stock to its Manager. A holder of the restricted shares has all of the rights of a stockholder of the Company, including the right to vote such shares and receive dividends. In 2005, the Company accounted for the restricted stock and stock options in accordance with EITF 96-18, ‘‘Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,’’ (‘‘EITF 96-18’’) and SFAS No. 123 “Accounting for Stock-Based Compensation (“SFAS No. 123”). During 2006, the Company continued to apply the provisions of EITF 96-18, but effective January 1, 2006, the Company also adopted the provisions of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), which revises SFAS No. 123. Under SFAS No. 123(R), the Company’s compensation expense for options is accounted for using a fair-value-based method with the (non-cash) compensation expense being recorded in the financial statements over the vesting period. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, therefore, has not restated financial results for prior periods. The adoption of SFAS No. 123(R) did not have any significant impact on prior periods. In accordance with EITF 96-18, stocks and options are recorded in stockholders’ equity at fair value through an increase to additional paid-in-capital and an off-setting entry to deferred equity compensation (a contra-equity account). The deferred compensation is amortized over a three year graded vesting period with the amortization expense reflected as equity compensation expense. The unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed. Any change in fair value is reflected in the equity compensation expense recognized in that quarter and in future quarters until the stock and options are fully vested.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Stock Based Compensation − (Continued)

On March 8, 2006 and 2005, the Company issued 4,224 shares and 4,000 shares of restricted stock to its non-employee directors, respectively. The stock awards vest one full year after the date of the grant. The Company accounts for this issuance using the fair value based methodology prescribed by SFAS No. 123(R). Pursuant to SFAS No. 123(R), the fair value of the award is measured on the grant date and recorded in stockholders’ equity through an increase to additional paid-in capital and an offsetting entry to deferred equity compensation (a contra-equity account). This amount is not remeasured under the fair value based method. The deferred compensation is amortized and included in equity compensation expense.

Incentive Compensation

The Management Agreement provides for incentive compensation if the Company’s financial performance exceeds certain benchmarks. See Note 9 for further discussion on the specific terms of the computation and payment of the incentive fee.

The incentive fee is paid up to 75% in cash and at least 25% in restricted stock. The cash portion of the incentive fee is accrued and expensed during the period for which it is calculated and earned. In accordance with SFAS No. 123(R) and EITF 96-18, the restricted stock portion of the incentive fee is also accrued and expensed during the period for which it is calculated and earned. Shares granted in connection with the incentive fee vest immediately. For the three months ended March 31, 2006, the Manager earned an incentive management fee of $113,000. No incentive was earned by the Manager for the period ended March 31, 2005. Based on the terms of the Management Agreement, the Manager will be paid its incentive management fee partially by the issuance of approximately 2,054 common shares and partially in cash totaling approximately $82,000. The incentive fee is payable in May 2006.

Net Income Per Share

In accordance with the provisions of SFAS No. 128, ‘‘Earnings per Share,’’ the Company calculates basic income per share by dividing net income for the period by weighted-average shares of its common stock, including vested restricted stock, outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, unvested restricted stock and warrants, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. (see Note 8).

Derivative Instruments

The Company’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Derivative Instruments− (Continued)

The Company designates its derivative instruments as cash flow hedges and evaluates them at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. A hedge instrument is highly effective if changes in the fair value of the derivative provide an offset to at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. In accordance with SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended and interpreted, the Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at their fair values. Any ineffectiveness which arises during the hedging relationship is recognized in interest expense during the period in which it arises. Before the end of the specified hedge time period, the effective portion of all contract gains and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses on futures contracts are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Realized gains and losses on interest rate swap contracts are reclassified into earnings as an adjustment to interest expense during the period after the swap repricing date through the remaining maturity of the swap.

If the Company determines not to designate the interest rate swap and cap contracts as hedges and to monitor their effectiveness as hedges, or if the Company enters into other types of financial instruments that do not meet the criteria for designation as hedges, changes in the fair values of these instruments will be recorded in the consolidated statements of operations, potentially resulting in increased volatility in the Company’s earnings.

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

On August 4, 2005, the Company terminated its Apidos CDO I warehouse agreement with Credit Suisse Securities (USA) LLC (“CS”) and the warehouse funding liability was replaced with the issuance of long-term debt by Apidos CDO I. The Company owns 100% of the equity issued by Apidos CDO I and is deemed to be the primary beneficiary. As a result, the Company consolidated Apidos CDO I at March 31, 2006.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Variable Interest Entities − (Continued)

On July 29, 2005, the Company terminated its Ischus CDO II warehouse agreement with CS and the warehouse funding liability was replaced with the issuance of long-term debt by Ischus CDO II. The Company owns 100% of the equity issued by Ischus CDO II and is deemed to be the primary beneficiary. As a result, the Company consolidated Ischus CDO II at March 31, 2006.

During July 2005, the Company entered into warehouse and master participation agreements with an affiliate of Citigroup Global Markets Inc. (“Citigroup”) providing that Citigroup will fund the purchase of loans by Apidos CDO III during the warehouse period in return for a participation interest in the interest earned on the loans of the London Inter-Bank Offered Rate (“LIBOR”) plus 0.25%. In addition, the agreements provide for a guarantee by the Company to Citigroup of the first $20.0 million in losses on the portfolio of bank loans. As of both March 31, 2006 and December 31, 2005, the Company had $5.0 million held in an escrow account in connection with the CDO. Upon review of the transaction, the Company determined that Apidos CDO III was a VIE under FIN 46-R and the Company is the primary beneficiary of the VIE. As a result, the Company consolidated Apidos CDO III as of March 31, 2006 and December 31, 2005, even though the Company does not own any of its equity. The impact of the consolidation of this VIE on the March 31, 2006 and December 31, 2005 consolidated balance sheets was to:

•	increase loans, net of allowance, by $132.8 million and $63.0 million, respectively, which represents bank loans held by Apidos CDO III; and

•	increase warehouse agreements by $132.8 million and $63.0 million, respectively, which represents the settlement of Apidos CDO III bank loans.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE

The following tables summarize the Company's mortgage-backed securities, other asset-backed securities and private equity investments, including those pledged as collateral, classified as available-for-sale, which are carried at fair value (in thousands):

March 31, 2006:	Amortized Cost	UnrealizedGains		Unrealized Losses	Estimated Fair Value
Agency residential mortgage-backed	$853,536	$	−	$(18,260)	$835,276
Non-agency residential mortgage-backed	345,038		1,477	(1,806)	344,709
Commercial mortgage-backed	27,964		44	(993)	27,015
Other asset-backed	21,558		52	(252)	21,358
Total fair value	$1,248,096		$1,573	$(21,311)	$1,228,358	(1)

December 31, 2005:
Agency residential mortgage-backed	$1,014,575	$13	$(12,918)	$1,001,670
Non-agency residential mortgage-backed	346,460	370	(9,085)	337,745
Commercial mortgage-backed	27,970	1	(608)	27,363
Other asset-backed	22,045	24	(124)	21,945
Private equity	1,984	−	(30)	1,954
Total fair value	$1,413,034	$408	$(22,765)	$1,390,677	(1)

(1)
Other than $42.9 million and $26.3 million in agency RMBS and $0 and $2.0 million in private equity investments, all securities are pledged as collateral as of March 31, 2006 and December 31, 2005, respectively.

The actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company's mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic scheduled payments of principal, and prepayments of principal, which are presented in “principal paydowns receivable” in the Company’s consolidated balance sheets.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE − (Continued)

The following tables summarize the estimated maturities of the mortgage-backed securities, other asset-backed securities and private equity investments according to their estimated weighted-average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost		Average Coupon
March 31, 2006:
Less than one year		$6,015		$6,000	5.66%
Greater than one year and less than five years		1,179,956		1,198,799	5.02%
Greater than five years		42,387		43,297	5.76%
Total		$1,228,358		$1,248,096	5.05%
December 31, 2005:
Less than one year	$	−	$	−	− %
Greater than one year and less than five years		1,355,910		1,377,537	4.91%
Greater than five years		34,767		35,497	5.60%
Total		$1,390,677		$1,413,034	4.92%

The estimated weighted-average lives of the Company’s mortgage-backed and other asset-backed securities are based upon data provided through subscription-based financial information services, assuming constant principal prepayment factors to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility. The actual weighted-average lives of the agency residential mortgage-backed securities in the Company's investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment factors experienced over the lives of the applicable securities and are sensitive to changes in both prepayment factors and interest rates.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE − (Continued)

The following tables show the Company's investments' fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2006:
Agency residential mortgage-backed	$835,277	$(18,260)	$835,277	$(18,260)
Non-agency residential mortgage-backed	144,986	(1,806)	144,986	(1,806)
Commercial mortgage-backed	18,656	(993)	18,656	(993)
Other asset-backed	8,530	(252)	8,530	(252)
Total temporarily impaired securities	$1,007,449	$(21,311)	$1,007,449	$(21,311)
December 31, 2005:
Agency residential mortgage-backed	$978,570	$(12,918)	$978,570	$(12,918)
Non-agency residential mortgage-backed	294,359	(9,085)	294,359	(9,085)
Commercial mortgage-backed	26,905	(608)	26,905	(608)
Other asset-backed	12,944	(124)	12,944	(124)
Private equity	1,954	(30)	1,954	(30)
Total temporarily impaired securities	$1,314,732	$(22,765)	$1,314,732	$(22,765)

The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis and is solely attributed to changes in interest rates. As of March 31, 2006 and December 31, 2005, respectively, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. The Company intends and has the ability to hold the securities until the fair value of the securities held is recovered, which may be maturity if necessary. As such, the Company does not believe any of the securities held are other-than-temporarily impaired at March 31, 2006 and December 31, 2005, respectively.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s loans at March 31, 2006 (in thousands).

Loan Description	Principal	Unamortized Premium	Net Amortized Cost
March 31, 2006:
Syndicated loans	$470,792	$929	$471,721
A note	20,000	−	20,000
B notes	136,262	−	136,262
Mezzanine loans	55,925	−	55,925
Total	$682,979	$929	$683,908

December 31, 2005:
Syndicated loans	$397,869	$916	$398,785
B notes	121,945	−	121,945
Mezzanine loans	49,500	−	49,500
Total	$569,314	$916	$570,230

At March 31, 2006, the Company’s syndicated loan portfolio consisted of $471.5 million of floating rate loans, which bear interest between LIBOR plus 1.38% and 7.50% with maturity dates ranging from September 2006 to December 2014, and a $249,000 fixed rate loan, which bears interest at 6.25% with a maturity date of September 2015.

At March 31, 2006, the Company’s commercial real estate loan portfolio consisted of:

•	one A note with an amortized cost of $20.0 million which bears interest at a floating rate of LIBOR plus 1.25% with a maturity date of January 2008;

•
eight B notes with an amortized cost of $136.3 million which bear interest at floating rates ranging from LIBOR plus 2.15% to LIBOR plus 6.25% and have maturity dates ranging from January 2007 to April 2008;

•
four mezzanine loans with an amortized cost of $44.4 million which bear interest at floating rates between LIBOR plus 2.25% and LIBOR plus 4.50% with maturity dates ranging from August 2007 to July 2008;

•	one mezzanine loan with an amortized cost of $6.5 million which bears interest at the 10-Year Treasury rate plus 6.64% with a maturity date of January 2016; and

•	one mezzanine loan with an amortized cost of $5.0 million which bears interest at a fixed rate of 9.50% with a maturity of May 2010.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 5 - LOANS − (Continued)

At December 31, 2005, the Company’s syndicated loan portfolio consisted of $398.5 million of floating rate loans, which bear interest between LIBOR plus 1.00% and 7.00% with maturity dates ranging from April 2006 to October 2020, and a $250,000 fixed rate loan, which bears interest at 6.25% with a maturity date of August 2015.

At December 31, 2005, the Company’s commercial real estate loan portfolio consisted of:

•
seven B notes with an amortized cost of $121.9 million which bear interest at floating rates ranging from LIBOR plus 2.15% to LIBOR plus 6.25% and have maturity dates ranging from January 2007 to April 2008;

•
four mezzanine loans with an amortized cost of $44.5 million which bear interest at floating rates between LIBOR plus 2.25% and LIBOR plus 4.50% with maturity dates ranging from August 2007 to July 2008; and

•	one mezzanine loan with an amortized cost of $5.0 million which bears interest at a fixed rate of 9.50% with a maturity of May 2010.

As of March 31, 2006 and December 31, 2005, the Company had not recorded an allowance for loan losses. At March 31, 2006 and December 31, 2005, all of the Company’s loans were current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans with characteristics indicating that impairment had occurred.

NOTE 6 -DIRECT FINANCING LEASES AND NOTES

The Company’s direct financing leases have initial lease terms of 65 months and 54 months, as of March 31, 2006 and December 31, 2005, respectively. The interest rates on notes receivable range from 7% to 9% and 8% and 9%, as of March 31, 2006 and December 31, 2005, respectively. Investments in direct financing leases and notes, net of unearned income, were as follows (in thousands):

	As of March 31, 2006	As of December 31, 2005
Direct financing leases, net of unearned income	$17,708	$18,141
Notes receivable	43,831	5,176
Total	$61,539	$23,317

The components of the net investment in direct financing leases are as follows (in thousands):

	As of March 31, 2006	As of December 31, 2005
Total future minimum lease payments	$21,050	$21,370
Unearned income	(3,342)	(3,229)
Total	$17,708	$18,141

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 6 - DIRECT FINANCING LEASES AND NOTES − (Continued)

The future minimum lease payments expected to be received on non-cancelable direct financing leases and notes were as follows on March 31, 2006 (in thousands):

Years Ending March 31,	Direct Financing Leases	Notes	Total
2007	$6,357	$9,293	$15,650
2008	5,954	9,303	15,257
2009	3,967	8,221	12,188
2010	2,110	6,058	8,168
2011	2,000	2,840	4,840
Thereafter	662	8,116	8,778
	$21,050	$43,831	$64,881

NOTE 7 - BORROWINGS

The Company finances the acquisition of its investments, including securities available-for-sale, loans and equipment leases and notes primarily through the use of secured and unsecured borrowings in the form of repurchase agreements, warehouse facilities, CDOs, secured term facilities and other secured and unsecured borrowings. The Company recognizes interest expense on all borrowings on an accrual basis.

Certain information with respect to the Company’s borrowings at March 31, 2006 and December 31, 2005 is summarized in the following table (dollars in thousands):

	Repurchase Agreements	Ischus CDO II Senior Notes (1)	Apidos CDO I Senior Notes (2)	Apidos CDO III Warehouse Agreement	Secured Term Facility	Unsecured Revolving Credit Facility	Total
March 31, 2006:
Outstanding borrowings	$917,293	$370,719	$316,967	$132,793	$55,767	−	$1,793,539
Weighted-average borrowing rate	4.96%	5.14%	5.11%	4.60%	6.23%	N/A	5.04%
Weighted-average remaining maturity	22 days	34.4 years	11.3 years	39 days	4.1 years	2.8 years
Value of the collateral	$1,009,334	$393,082	$338,941	$132,780	$61,539	N/A	$1,935,676

December 31, 2005:
Outstanding borrowings	$1,068,277	$370,569	$316,838	$62,961	−	$15,000	$1,833,645
Weighted-average borrowing rate	4.48%	4.80%	4.42%	4.29%	N/A	6.37%	4.54%
Weighted-average remaining maturity	17 days	34.6 years	11.6 years	90 days	N/A	3.0 years
Value of the collateral	$1,146,711	$387,053	$335,831	$62,954	N/A	$45,107	$1,977,656

(1)	Amount represents principal outstanding of $376.0 million less unamortized issuance costs of $5.3 million and $5.4 million as of March 31, 2006 and December 31, 2005, respectively.

(2)	Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $4.5 million and $4.7 million as of March 31, 2006 and December 31, 2005, respectively.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

The Company had repurchase agreements with the following counterparties at the dates indicated (dollars in thousands):

	Amount at Risk (1)	Weighted-Average Maturity in Days	Weighted-Average Interest Rate
March 31, 2006:
Credit Suisse Securities (USA) LLC	$20,324	22	4.77%
UBS Securities LLC	$6,692	24	4.79%
Bear, Stearns International Limited	$36,111	18	5.88%
Deutsche Bank AG, Cayman Islands Branch	$29,105	18	6.04%

December 31, 2005:
Credit Suisse Securities (USA) LLC	$31,158	17	4.34%
Bear, Stearns International Limited	$36,044	17	5.51%
Deutsche Bank AG, Cayman Islands Branch	$16,691	18	5.68%

(1)	Equal to the fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

In July 2005, the Company closed Ischus CDO II, a $400.0 million CDO transaction that provides financing for mortgage-backed and other asset-backed securities. The investments held by Ischus CDO II collateralize the debt it issued and, as a result, those investments are not available to the Company, its creditors or stockholders. Ischus CDO II issued a total of $376.0 million of senior notes at par to investors and RCC Real Estate purchased a $27.0 million equity interest representing 100% of the outstanding preference shares. The equity interest is subordinate in right of payment to all other securities issued by Ischus CDO II.

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

In August 2005, the Company closed Apidos CDO I, a $350.0 million CDO transaction that provides financing for syndicated bank loans. The investments held by Apidos CDO I collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders. Apidos CDO I issued a total of $321.5 million of senior notes at par to investors and RCC Commercial purchased a $28.5 million equity interest representing 100% of the outstanding preference shares. The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO I.

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

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

In July 2005, the Company formed Apidos CDO III and began borrowing on a warehouse facility provided by Citigroup Financial Products, Inc. to purchase syndicated loans to include in Apidos CDO III. At March 31, 2006 and December 31, 2005, Apidos CDO III had borrowed $132.8 million and $63.0 million, respectively. The facility allows borrowings of up to $200.0 million which can be increased upon mutual agreement of the parties. The facility bears interest at a rate of LIBOR plus 0.25%, which was 5.00% and 4.61% at March 31, 2006 and December 31, 2005, respectively. RCC Commercial intends to purchase 100% of the equity interest in Apidos CDO III upon execution of the CDO transaction.

The Company entered into a master repurchase agreement with CS to finance the purchase of agency RMBS securities. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. At March 31, 2006, the Company had borrowed $549.3 million with a weighted average interest rate of 4.77%. At December 31, 2005, the Company had borrowed $947.1 million with a weighted average interest rate of 4.34%.

The Company entered into a master repurchase agreement with UBS Securities LLC to finance the purchase of agency RMBS securities. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. At March 31, 2006, the Company had borrowed $218.8 million with a weighted average interest rate of 4.79%. At December 31, 2005, the Company had no borrowings under this agreement.

In August 2005, the Company entered into a master repurchase agreement with Bear, Stearns International Limited to finance the purchase of commercial real estate loans. The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. At March 31, 2006, the Company had borrowed $80.6 million with a weighted average interest rate of LIBOR plus 1.14%, which was 5.88% at March 31, 2006. At December 31, 2005, the Company had borrowed $80.6 million with a weighted average interest rate of LIBOR plus 1.14%, which was 5.51% at December 31, 2005.

In December 2005, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch to finance the purchase of commercial real estate loans. The maximum amount of the Company’s borrowing under the repurchase agreement is $300.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. At March 31, 2006, the Company had borrowed $67.2 million with a weighted average interest rate of LIBOR plus 1.29%, which was 6.04% at March 31, 2006. At December 31, 2005, the Company had borrowed $38.5 million with a weighted average interest rate of LIBOR plus 1.32%, which was 5.68% at December 31, 2005.

In December 2005, the Company entered into a $15.0 million unsecured revolving credit facility with Commerce Bank, N.A. Outstanding borrowings bear interest at one of two rates elected at the Company’s option; (i) the lender’s prime rate plus a margin ranging from 0.50% to 1.50% based upon the Company’s leverage ratio; or (ii) LIBOR plus a margin ranging from 1.50% to 2.50% based upon the Company’s leverage ratio. The facility expires in December 2008. As of March 31, 2006, no borrowings were outstanding under this facility. At December 31, 2005, the balance outstanding was $15.0 million at an interest rate of 6.37%.

In March 2006, the Company entered into a secured term credit facility with Bayerische Hypo - und Vereinsbank AG to finance the purchase of equipment leases and notes. The maximum amount of the Company’s borrowing under this facility is $100.0 million.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

Borrowings under this facility bear interest at one of two rates, determined by asset class:

•	Pool A - one-month LIBOR plus 110 basis points; or

•	Pool B - one-month LIBOR plus 80 basis points.

The facility expires March 2010. As of March 31, 2006, the Company had borrowed $55.8 million at an interest rate of 6.23%.

At March 31, 2006, the Company has complied, to the best of its knowledge, with all of the financial covenants under its debt agreements.

NOTE 8 - CAPITAL STOCK AND EARNINGS PER SHARE

The Company had 500,000,000 shares of common stock, par value $0.001 per share, authorized and 17,813,096 and 15,682,334 shares (including 234,224 and 349,000 restricted shares) outstanding as of March 31, 2006 and December 31, 2005, respectively. The Company had 100,000,000 shares of preferred stock, par value $0.001 per share, authorized and none issued and outstanding as of March 31, 2006.

On March 8, 2005, the Company completed a private placement of 15,333,334 shares of common stock at an offering price of $15.00 per share, including the sale of 666,667 shares of common stock pursuant to the over-allotment option of the initial purchasers/placement agents. The Company received proceeds from these transactions in the amount of $214.8 million, net of underwriting discounts and commissions, placement agent fees and other offering costs.

On March 8, 2005, the Company granted 345,000 shares of restricted common stock and options to purchase 651,666 common shares at an exercise price of $15.00 per share, to the Manager (see Note 15). The restrictions with respect to the restricted common stock lapse and full rights of ownership vest for one-third of the shares and options on the first anniversary of the grant date, for one-third of the shares and options on the second anniversary and for the last one-third of the shares and options on the third anniversary. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company. One third of the shares of restricted stock and options vested on March 8, 2006. In addition, the Company granted 4,000 shares of restricted common stock to the Company’s non-employee directors as part of their annual compensation. These shares vested in full on March 8, 2006.

On March 8, 2006, the Company granted 4,224 shares of restricted stock to the Company’s non-employee directors as part of their annual compensation. These shares vest in full on the first anniversary of the date of the grant.

The following table summarizes restricted common stock transactions:

	Manager	Non-Employee Directors	Total
Unvested shares as of December 31, 2005	345,000	4,000	349,000
Issued	−	4,224	4,224
Vested	(115,000)	(4,000)	(119,000)
Forfeited	−	−	−
Unvested shares as of March 31, 2006	230,000	4,224	234,224

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 8 - CAPITAL STOCK AND EARNINGS PER SHARE − (Continued)

Pursuant to SFAS No. 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager at the current market price. The fair value of the shares of restricted stock granted, including shares issued to the non-employee directors, was $4,922,381 and $5,235,000 at March 31, 2006 and December 31, 2005, respectively.

The following table summarizes common stock option transactions:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2005	651,666	$15.00
Granted	−	−
Exercised	−	−
Forfeited	−	−
Outstanding as of March 31, 2006	651,666	$15.00

None of the common stock options outstanding were exercised at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, 217,222 common stock options were exercisable, and no common stock options were exercisable as of December 31, 2005. The common stock options are valued using the Black-Scholes model using the following assumptions:

	As of March 31, 2006	As of December 31, 2005
Expected life	9.1 years	10 years
Discount rate	4.965%	4.603%
Volatility	23.10%	20.11%
Dividend yield	11.00%	12.00%

The fair value of the total common stock options was approximately $305,000 and $158,300 at March 31, 2006 and December 31, 2005, respectively. The fair value of each option grant at March 31, 2006 and December 31, 2005, respectively, was $0.468 and $0.243. For the quarter ended March 31, 2006 and the period from March 8, 2005 (date operations commenced) through March 31, 2005, the components of share-based compensation expense are as follows (in thousands):

	Three Months Ended March 31, 2006	Period from March 8, 2005 (Date Operations Commenced) to March 31, 2005
Options granted to Manager	$112	$6
Restricted shares granted to Manager	455	199
Restricted shares granted to non-employee directors	15	4
Total share-based compensation expense	$582	$209

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 8 - CAPITAL STOCK AND EARNINGS PER SHARE − (Continued)

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

On February 10, 2006, the Company completed the initial public offering of 4,000,000 shares of its common stock (including 1,879,200 shares sold by certain selling stockholders of the Company) at a price of $15.00 per share. The offering generated gross proceeds to the Company of approximately $31.8 million and net proceeds to the Company, after deducting the underwriters’ discounts and commissions and offering expenses, of approximately $27.6 million. The Company did not receive any proceeds from the shares sold by the selling stockholders.

At March 31, 2006, the Manager had received 5,738 shares as incentive compensation, valued at $86,000, pursuant to the management agreement in connection with the three months ended December 31, 2005.

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2006 and for the period from March 8, 2005 (date operations commenced) to March 31, 2005 (in thousands, except share and per share amounts):
	Three Months Ended March 31, 2006	Period from March 8, 2005 (Date Operations Commenced) to March 31, 2005
Basic:
Net income (loss)	$5,150	$(48)
Weighted-average number of shares outstanding	16,617,808	15,333,334
Basic net income (loss) per share	$0.31	$(0.00)

Diluted:
Net income (loss)	$5,150	$(48)
Weighted-average number of common shares outstanding	16,617,808	15,333,334
Additional shares due to assumed conversion of dilutive instruments	134,712	−
Adjusted weighted-average number of common shares outstanding	16,752,520	15,333,334
Diluted net income (loss) per share	$0.31	$(0.00)

Potentially dilutive shares relating to stock options to purchase 651,666 shares of common stock and warrants to purchase 1,568,244 shares of common stock for the three months ended March 31, 2006 and 349,000 restricted shares and options to purchase 651,666 shares of common stock for the period from March 8, 2005 (date operations commenced) to March 31, 2005 are not included in the calculation of diluted net income per share because the effect is anti-dilutive.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 9 - MANAGEMENT AGREEMENT

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

Incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of a stock award. The Manager may elect to receive more than 25% of its incentive compensation in stock. All shares are fully vested upon issuance. However, the Manager may not sell such shares for one year after the incentive compensation becomes due and payable. Shares payable as incentive compensation are valued at the average of the closing bid or sales price as applicable over the thirty day period ending three days prior to the issuance of such shares.

The initial term of the Management Agreement ends March 31, 2008. The Management Agreement automatically renews for a one year term at the end of the initial term and each renewal term. With a two-thirds vote of the independent directors, the independent directors may elect to terminate the Management Agreement because of the following:

•	unsatisfactory performance; or

•	unfair compensation payable to the Manager where fair compensation cannot be agreed upon by the Company (pursuant to a vote of two-thirds of the independent directors) and the Manager.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 9 - MANAGEMENT AGREEMENT − (Continued)

In the event that the Agreement is terminated based on the foregoing provisions, the Company must pay the Manager a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive during the two 12-month periods immediately preceding the date of such termination. The Company is also entitled to terminate the Management Agreement for cause (as defined therein) without payment of any termination fee.

The base and incentive management fees for the three months ended March 31, 2006 were approximately $880,000 and $113,000, respectively, and the base management fee for the period from March 8, 2005 to March 31, 2005 was approximately $208,000. No incentive fee was earned by the Manager as of March 31, 2005.

NOTE 10 - RELATED-PARTY TRANSACTIONS

At March 31, 2006, the Company was indebted to the Manager for base and incentive management fees of approximately $613,000 and $113,000, respectively, and reimbursement of expenses of approximately $197,000. At December 31, 2005, the Company was indebted to the Manager for base and incentive management fees of approximately $552,000 and $344,000, respectively, and reimbursement of expenses of approximately $143,000. These amounts are included in management and incentive fee payable and accounts payable and accrued liabilities, respectively.

Resource Real Estate, a subsidiary of RAI,  originates finances and manages our commercial real estate loan portfolio, including A notes, B notes and mezzanine loans. The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated. At March 31, 2006 and December 31, 2005, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio of approximately $295,000 and $22,000, respectively.

LEAF Financial Corporation (“LEAF”), a subsidiary of RAI, originates and manages equipment leases and notes on the Company’s behalf. The Company purchases these leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs. In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing our equipment leases and notes. At March 31, 2006 and December 31, 2005, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of approximately $35,000 and $41,000, respectively.

At March 31, 2006, the corporate parent of the Manager had a 10.7% ownership interest in the Company, consisting of 1,000,000 shares purchased in the private placement, 900,000 shares purchased in the public offering and 7,792 shares received as incentive compensation pursuant to the management agreement. Certain officers of the Manager and its affiliates purchased 232,167 shares of the Company’s common stock in the Company’s private placement for $3.5 million and 72,500 shares of the Company’s common stock in the Company’s public offering for $1.1 million, constituting 1.7% of the outstanding shares of the Company’s common stock as of March 31, 2006. All such shares were purchased at the same price at which shares were purchased by the other investors.

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood Law Firm. The Company paid Ledgewood approximately $198,000 and $400,000 for the three months ended March 31, 2006 and period ended March 31, 2005, respectively. Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

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

On December 27, 2005, the Company declared a quarterly distribution of $0.36 per share of common stock, $5.6 million in the aggregate, which was paid on January 17, 2006 to stockholders of record as of December 30, 2005.

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

On March 16, 2006, the Company declared a quarterly distribution of $0.33 per share of common stock, $5.9 million in the aggregate, which was paid on April 10, 2006 to stockholders of record as of March 27, 2006.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which it is practicable to estimate value. The fair value of available-for-sale securities, derivatives and direct financing leases and notes is equal to their respective carrying value presented in the consolidated balance sheets. The fair value of loans held for investment was $686.8 million and $571.7 million as of March 31, 2006 and December 31, 2005, respectively. The fair value of cash and cash equivalents, restricted cash, interest receivable, accounts receivable, due from broker, principal paydowns receivables, other assets, repurchase agreements (including accrued interest), warehouse agreements, liabilities and all other payables approximate carrying value as of March 31, 2006 and December 31, 2005 due to the short-term nature of these items.

NOTE 13 - INTEREST RATE RISK

The primary market risk to the Company is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of the Company’s interest-earning assets and the Company’s ability to realize gains from the sale of these assets. A decline in the value of the Company’s interest-earning assets pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 13 - INTEREST RATE RISK − (Continued)

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

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities in the Company’s investment portfolio. The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount. At March 31, 2006 and December 31, 2005, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $2.7 million and $2.8 million, respectively.

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

At March 31, 2006, the Company had eight interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 4.22% and receive a variable rate equal to one-month and three-month LIBOR. The aggregate notional amount of these contracts is $804.7 million. In addition, the Company had one interest rate cap agreement outstanding whereby it reduced its exposure to variability in future cash outflows attributable to changes in LIBOR. The aggregate notional amount of this contract was $15.0 million at March 31, 2006.

At December 31, 2005, the Company had six interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 3.89% and receive a variable rate equal to one-month and three-month LIBOR. The aggregate notional amount of these contracts was $972.2 million at December 31, 2005.  In addition, the Company had one interest rate cap agreement outstanding whereby it reduced its exposure to variability in future cash outflows attributable to changes in LIBOR. The aggregate notional amount of this contract was $15.0 million at December 31, 2005.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 14 - DERIVATIVE INSTRUMENTS − (Continued)

The interest rate swap and cap agreements (‘‘hedge instruments’’) were entered into to hedge the Company’s exposure to variable cash flows from forecasted variable rate financing transactions and, pursuant to SFAS No. 133, the hedge instruments were designated as cash flow hedges. The hedge instruments were evaluated at inception and the Company concluded that each hedge instrument was expected to be highly effective pursuant to the rules of SFAS No. 133, as amended and interpreted. As such, the Company accounts for the hedge instruments using hedge accounting and records them at their fair market value each accounting period with any changes in fair market value being recorded in accumulated other comprehensive income. The hedge instruments will be evaluated on an ongoing basis to determine whether they continue to qualify for hedge accounting. Each hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Should there be any ineffectiveness in the future, the amount of the ineffectiveness will be recorded in the Company’s consolidated statements of operations.

The fair value of the Company’s interest rate swaps and interest rate cap was $5.0 million and $3.0 million as of March 31, 2006 and December 31, 2005, respectively. The Company had aggregate unrealized gains of $5.2 million and $2.8 million on the interest rate swap agreements and interest rate cap agreement, as of March 31, 2006 and December 31, 2005, respectively, which is recorded in accumulated other comprehensive loss. The unrealized gain as of March 31, 2006 included approximately $400,000 of unamortized gain related to the termination of one of the Company’s interest rate swap agreements in January 2006, which had an original termination date of April 2006. The Company replaced this swap with an amortizing swap agreement that extended the period of time the Company has hedged the risk on its agency RMBS portfolio through October 2007.

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

Up to 1,533,333 shares of common stock are available for issuance under the Plan. The share authorization and the terms of outstanding awards may be adjusted as the board of directors determines is appropriate in the event of a stock dividend, stock split, reclassification of shares or similar events. Upon completion of the March 2005 private placement, the Company granted the Manager 345,000 shares of restricted stock and options to purchase 651,666 shares of common stock with an exercise price of $15.00 per share under the Plan. One third of the shares of restricted stock and options vested on March 8, 2006. The Company’s non-employee directors were also granted 4,000 shares of restricted stock as part of their annual compensation. These shares vested in full on March 8, 2006.

In addition, on March 8, 2006, the Company granted 4,224 shares of restricted stock to the Company’s non-employee directors as part of their annual compensation. These shares vest in full on the first anniversary of the date of grant.

NOTE 16 - SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), establishes standards for the way that public entities report information about operating segments in their financial statements. The Company is a REIT focused primarily on acquiring loans and securities related to real estate and under the provisions of SFAS No. 131 currently operates in only one segment.

(back to index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 − (Continued)
(Unaudited)

NOTE 17 - INCOME TAXES

The Company intends to elect to be taxed as a REIT for federal income tax purposes effective for its initial taxable year ending December 31, 2005. Accordingly, the Company and its qualified REIT subsidiaries are not subject to federal income tax to the extent that their distributions to stockholders satisfy the REIT requirements and certain asset, income and ownership tests.  The Company may retain up to 10% of its REIT taxable income and pay corporate income taxes on this retained income while continuing to maintain its REIT status.  The Company intends to distribute 100% of its 2006 ordinary REIT taxable income and, accordingly, the Company has not recorded a provision for income taxes.  The Company may be subject to franchise taxes in certain states that impose taxes on REITs.

Apidos CDO I, the Company’s foreign taxable REIT subsidiary, is organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands, and is generally exempt from federal and state income tax at the corporate entity level because it restricts its activities in the United States to trading in stock and securities for its own account. Therefore, despite its status as a TRS, it generally will not be subject to corporate income tax on its earnings and no provisions for income taxes are required; however, the Company will generally be required to include its current taxable income in the Company’s calculation of REIT taxable income.

Resource TRS, a domestic taxable REIT subsidiary is subject to corporate income tax on its earnings.  Resource TRS is inactive and, as a result, no provision for income taxes has been recorded.  In addition, Resource TRS does not have any items which give rise to temporary differences between its GAAP consolidated financial statements and the federal income tax basis of assets and liabilities as of the consolidated balance sheet date.  Accordingly, Resource TRS has no deferred income tax assets and liabilities recorded.

NOTE 18 - SUBSEQUENT EVENTS

On March 16, 2006, the board of directors declared a quarterly distribution of $0.33 per share of common stock, $5.9 million in the aggregate, which was paid on April 10, 2006 to stockholders of record as of March 27, 2006.

On May 9, 2006, the Apidos CDO III warehouse facility terminated and approximately $222.6 million of syndicated loan assets were transferred into a collateralized debt obligation structure in which the Company purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.

(back to index)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for fiscal 2005. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

Overview

We are a specialty finance company that intends to qualify and will elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ending December 31, 2005. Our objective is to provide attractive risk-adjusted total returns over time to our stockholders through both stable quarterly distributions and capital appreciation. We make investments in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets. We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments and to mitigate interest rate risks through derivative instruments.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks. We generate revenues from the interest we earn on our agency and non-agency residential mortgage-backed securities, or RMBS, commercial mortgage-backed securities, or CMBS, mezzanine debt, first priority tranches of commercial mortgage loans, or A notes, subordinated tranches of commercial mortgage loans, or B notes, other asset-backed securities, or ABS, syndicated bank loans and payments on equipment leases and notes. We use a substantial amount of leverage to enhance our returns and we finance each of our different asset classes with different degrees of leverage. The cost of borrowings to finance our investments comprises a significant part of our expenses. Our net income will depend on our ability to control these expenses relative to our revenue. In our non-agency RMBS, CMBS, other ABS, syndicated bank loans and equipment leases and notes, we use warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as a long-term financing source. In our commercial real estate loan portfolio, we use repurchase agreements as a short-term financing source and CDOs and, to a lesser extent, other term financing as a long-term financing source. We expect that our other term financing will consist of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs. In our agency RMBS portfolio, we finance the acquisition of our investments with short-term repurchase arrangements. We seek to mitigate the risk created by any mismatch between the maturities and repricing dates of our agency RMBS and the maturities and repricing dates of the repurchase agreements we use to finance them through derivative instruments, principally floating-to-fixed interest rate swap agreements and interest rate cap agreements.

On March 8, 2005, we received net proceeds of $214.8 million from a private placement of 15,333,334 shares of common stock. On February 10, 2006, we received net proceeds of $27.6 million from our initial public offering of 4,000,000 shares of common stock (including 1,879,200 shares sold by certain selling stockholders of the Company). As of March 31, 2006, we had invested 12.1% of our portfolio in commercial real estate-related assets, 42.3% in agency RMBS, 17.4% in non-agency RMBS and 28.2% in commercial finance assets. We intend to diversify our portfolio over our targeted asset classes during the next 12 months as follows: between 20% and 25% in commercial real estate-related assets, between 25% and 30% in agency RMBS, between 15% and 20% in non-agency RMBS, and between 30% and 35% in commercial finance assets, subject to the availability of appropriate investment opportunities and changes in market conditions. We expect that diversifying our portfolio by shifting the mix towards higher-yielding assets will increase our earnings, subject to

(back to index)
maintaining the credit quality of our portfolio. If we are unable to maintain the credit quality of our portfolio, however, our earnings will decrease. Because the amount of leverage we intend to use will vary by asset class, our asset allocation may not reflect the relative amounts of equity capital we have invested in the respective classes.

Results of Operations

Our portfolio investments have been comprised of commercial real estate loans, agency RMBS, non-agency RMBS, other ABS, syndicated bank loans, private equity and equipment leases and notes. We have financed our agency RMBS portfolio and commercial real estate loan portfolio through short-term repurchase agreements, our non-agency RMBS, other ABS and syndicated bank loans through warehouse facilities as a short-term financing source and our equipment lease and notes portfolio through a secured term facility. We intend to use CDOs and other secured borrowings as a long-term financing source for our non-agency RMBS, other ABS, syndicated bank loans and commercial real estate loans. In 2005, we closed two CDO financings and entered into an arrangement with respect to a third CDO financing. In general, to the extent that we do not hedge the interest rate exposure within our agency RMBS portfolio, rising interest rates (particularly short-term rates) will decrease our net interest income from levels that might otherwise be expected, as the cost of our repurchase agreements will rise faster than the yield on our agency RMBS. In addition, our agency RMBS are subject to interest rate caps while the short-term repurchase agreements we use to finance them are not. As a result, if interest rates rise to the point where increases in our interest income are limited by these caps, our net interest income could be reduced or, possibly, we could incur losses. In January 2006, we entered into an amortizing swap agreement that will extend the period of time we have hedged the risks on our agency RMBS portfolio through October 2007. Concurrently with entering into this interest rate swap agreement, we sold approximately $125.4 million of agency RMBS, thereby reducing our portfolio of agency RMBS to $853.5 million, on a cost basis. We expect to continue to lower our exposure to this asset class as prepayments are received on this portfolio. As of March 31, 2006, we had entered into interest rate swaps that seek to hedge a substantial portion of the risks associated with increasing interest rates with maturities ranging from May 2006 through October 2007.

For the Three Months Ended March 31, 2006

Summary

Our net income for the three months ended March 31, 2006 was $5.2 million, or $0.31 per weighted-average common share (basic and diluted).

Net Interest Income

Net interest income for the three months ended March 31, 2006 totaled $8.2 million. Investment income totaled $29.4 million and was comprised of $10.2 million of interest income on our agency RMBS portfolio, $6.1 million of interest income on our non-agency RMBS, CMBS and other ABS portfolio, $7.5 million of interest income on our syndicated loan portfolio, $3.5 million of interest income on our commercial real estate loan portfolio, $536,000 of interest income from our private equity and leasing portfolios, $1.2 million related to interest rate swap agreements and $324,000 of income from our temporary investment of offering proceeds in over-night repurchase agreements. Our interest income was offset by $21.2 million of interest expense, consisting of $9.1 million on our repurchase agreements on our agency RMBS portfolio, $8.6 million on our CDO senior notes, $1.2 million on our warehouse agreements, $1.8 million on our commercial real estate loan portfolio, $279,000 of amortization of debt issuance costs related to our two CDO offerings and $138,000 on our leasing portfolio term credit facility and corporate credit facility.

Other Gains and Losses

Net realized loss on investments for the three months ended March 31, 2006 of $699,000 consisted of $1.4 million of losses related to the sale of available-for-sale securities, $143,000 of net realized gains on the sale of bank loans and $570,000 related to the early termination of two equipment leases.

(back to index)

Non-Investment Expenses

Non-investment expenses for the three months ended March 31, 2006 totaled $2.4 million. Management fees for the period totaled $993,000, of which $880,000 was related to base management fees and $113,000 was related to incentive management fees due to the Manager pursuant to our management agreement. Equity compensation expense-related party totaled $582,000 and consisted of amortization related to the March 8, 2005 grant of restricted common stock to the Manager and consisted of amortization related to the March 8, 2005 and 2006 grants of restricted common stock to our non-employee independent directors and the grant of options to the Manager to purchase common stock. Professional services totaled $261,000 and consisted of audit, tax and legal costs. Insurance expense of $120,000 was the amortization related to our purchase of directors’ and officers’ insurance. General and administrative expenses totaled $426,000 which includes $272,000 of expense reimbursements due to the Manager and $45,000 of rating agency expenses.

For the Period from March 8, 2005 (Date Operations Commenced) to March 31, 2005

Summary

Our net loss for the period from March 8, 2005 to March 31, 2005 was $48,000, or $0.00 per weighted-average common share (basic and diluted). Since we only had 23 days of operations during the period from inception through March 31, 2005, which represented our initial period of operations following our private placement, we do not deem this period to be comparable to the quarter ended March 31, 2006.

Net Interest Income

Net interest income for the period totaled $484,000. Investment income totaled $694,000 and was comprised of $404,000 of interest income on our agency RMBS portfolio and $290,000 of income from our temporary investment of offering proceeds in over-night repurchase agreements. Our interest income was offset by $210,000 of interest expense on our repurchase agreements on our agency RMBS portfolio.

Non-Investment Expenses

Non-investment expenses for the period totaled $532,000. Management fees for the period totaled $208,000, all of which was related to base management fees due to the Manager pursuant to our management agreement. Equity compensation expense-related party totaled $209,000 and consisted of amortization related to the March 8, 2005 grant of restricted common stock to the Manager and our non-employee independent directors and the grant of options to the Manager to purchase common stock. Professional services totaled $22,000 and consisted of audit, tax and legal costs. Insurance expense of $30,000 was the amortization related to our purchase of directors’ and officers’ insurance. General and administrative expenses totaled $63,000, which includes $52,000 of expense reimbursements due to the Manager.

Income Taxes

We do not pay federal income tax on income we distribute to our stockholders, subject to our compliance with REIT qualification requirements. However, Resource TRS, our domestic TRS, is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code. As of March 31, 2006 and 2005, we did not conduct any of our operations through Resource TRS.

Apidos CDO I, our foreign TRS, was formed to complete a securitization transaction structured as a secured financing. Apidos CDO I is organized as an exempt company incorporated with limited liability under the laws of the Cayman Islands and is generally exempt from federal and state income tax at the corporate level because its activities in the United States are limited to trading in stock and securities for its own account. Therefore, despite its status as a TRS, it generally will not be subject to corporate tax on its earnings and no provision for income taxes is required; however, we generally will be required to include Apidos CDO I’s current taxable income in our calculation of REIT taxable income. We also intend to make an election to treat Apidos CDO III as a TRS. Apidos CDO III was formed to complete a securitization transaction and is expected to close in May 2006.

(back to index)

Financial Condition

Summary

Our total assets at March 31, 2006 were $2.04 billion, as compared to $2.05 billion at December 31, 2005. The reduction in total assets principally was due to the sale of approximately $125.4 million of agency RMBS coupled with principal repayments of $35.6 million on this portfolio. This decrease was largely offset by an increase of $69.8 million in our syndicated loans held by Apidos CDO III, a $40.7 million increase in our commercial real estate loan portfolio resulting from the purchase of two additional loans and two additional fundings on existing loan positions and a $38.2 million increase in equipment leases and notes in connection with our second purchase of leasing assets from LEAF Financial Corporation in March 2006. As a result of the sale of approximately $125.4 million of agency RMBS, we reduced the associated debt with this portfolio. Our liquidity at March 31, 2006 was strengthened over that at December 31, 2005 by the completion of our initial public offering in February 2006 which resulted in net proceeds of $27.6 million after deducting underwriters’ discounts and commissions and offering expenses. As of March 31, 2006, we had approximately $23.7 million of cash and cash equivalents that we had not deployed or leveraged.

Investment Portfolio

The tables below summarize the amortized cost and estimated fair value of our investment portfolio as of March 31, 2006 and as of December 31, 2005, classified by interest rate type. The tables below include both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the estimated fair value of our investment portfolio and the related dollar price, which is computed by dividing the estimated fair value by par amount (in thousands, except percentages):

	March 31, 2006
	Amortized cost	Dollar price	Estimated fair value	Dollar price	Estimated fair value less amortized cost	Dollar price
Floating rate
Non-agency RMBS	$339,038	99.12%	$338,917	99.08%	$(121)	-0.04%
CMBS	444	100.00%	445	100.23%	1	0.23%
Other ABS	18,244	99.87%	18,231	99.80%	(13)	-0.07%
A notes	20,000	100.00%	20,000	100.00%	−	0.00%
B notes	136,262	99.90%	136,262	99.90%	−	0.00%
Mezzanine loans	50,913	99.88%	50,913	99.88%	−	0.00%
Syndicated bank loans	471,472	100.20%	474,331	100.81%	2,859	0.61%
Total floating rate	$1,036,373	99.78%	$1,039,099	100.04%	$2,726	0.26%

Hybrid rate
Agency RMBS	$853,536	100.08%	$835,276	97.94%	$(18,260)	-2.14%
Total hybrid rate	$853,536	100.08%	$835,276	97.94%	$(18,260)	-2.14%

Fixed rate
Non-agency RMBS	$6,000	100.00%	$5,792	96.53%	$(208)	-3.47%
CMBS	27,520	98.66%	26,570	95.26%	(950)	-3.40%
Other ABS	3,314	99.97%	3,127	94.33%	(187)	-5.64%
Mezzanine loans	5,012	100.24%	5,012	100.24%	−	0.00%
Syndicated bank loans	249	99.60%	249	99.60%	−	0.00%
Equipment leases and notes	61,539	100.00%	61,539	100.00%	−	0.00%
Total fixed rate	$103,634	99.65%	$102,289	98.36%	$(1,345)	-1.29%
Grand total	$1,993,543	99.90%	$1,976,664	99.06%	$(16,879)	-0.84%

(back to index)

	December 31, 2005
	Amortized cost	Dollar price	Estimated fair value	Dollar price	Estimated fair value less amortized cost	Dollar price
Floating rate
Non-agency RMBS	$340,460	99.12%	$331,974	96.65%	$(8,486)	-2.47%
CMBS	458	100.00%	459	100.22%	1	0.22%
Other ABS	18,731	99.88%	18,742	99.94%	11	0.06%
B notes	121,945	100.00%	121,945	100.00%	−	0.00%
Mezzanine loans	44,500	100.00%	44,500	100.00%	−	0.00%
Syndicated bank loans	398,536	100.23%	399,979	100.59%	1,443	0.36%
Private equity	1,984	99.20%	1,954	97.70%	(30)	-1.50%
Total floating rate	$926,614	99.77%	$919,553	99.01%	$(7,061)	-0.76%

Hybrid rate
Agency RMBS	$1,014,575	100.06%	$1,001,670	98.79%	$(12,905)	-1.27%
Total hybrid rate	$1,014,575	100.06%	$1,001,670	98.79%	$(12,905)	-1.27%

Fixed rate
Non-agency RMBS	$6,000	100.00%	$5,771	96.18%	$(229)	-3.82%
CMBS	27,512	98.63%	26,904	96.45%	(608)	-2.18%
Other ABS	3,314	99.97%	3,203	96.62%	(111)	-3.35%
Mezzanine loans	5,000	100.00%	5,000	100.00%	−	0.00%
Syndicated bank loans	249	99.60%	246	98.40%	(3)	-1.20%
Equipment leases and notes	23,317	100.00%	23,317	100.00%	−	0.00%
Total fixed rate	$65,392	99.42%	$64,441	97.97%	$(951)	-1.45%
Grand total	$2,006,581	99.90%	$1,985,664	98.86%	$(20,917)	-1.04%

Residential Mortgage-Backed Securities

At March 31, 2006 and December 31, 2005, the mortgages underlying our hybrid adjustable rate agency RMBS had fixed interest rates for a weighted average of approximately 56 months and 52 months, respectively, after which time the rates reset and become adjustable. The average length of time until maturity of those mortgages was 28.8 years and 29.1 years, respectively. These mortgages are also subject to interest rate caps that limit both the amount that the applicable interest rate can increase during any year, known as an annual cap, and the amount that it can rise through maturity of the mortgage, known as a lifetime cap. After the interest rate reset date, interest rates on our hybrid adjustable rate agency RMBS float based on spreads over various London Interbank Offered Rate, or LIBOR indices. The weighted average lifetime cap for our portfolio is an increase of 6%; the weighted average maximum annual increase is 2%.

The following tables summarize our hybrid adjustable rate agency RMBS portfolio as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006
			Weighted average
Security description	Amortized cost	Estimated fair value	Coupon	Months to reset (1)
3-1 hybrid adjustable rate RMBS	$259,087	$255,545	4.13%	26.7
5-1 hybrid adjustable rate RMBS	173,024	169,734	4.72%	54.4
7-1 hybrid adjustable rate RMBS	421,425	409,997	4.81%	75.6
Total	$853,536	$835,276	4.58%	56.3

(back to index)

	December 31, 2005
			Weighted average
Security description	Amortized cost	Estimated fair value	Coupon	Months to reset (1)
3-1 hybrid adjustable rate RMBS	$405,047	$400,807	4.16%	25.2
5-1 hybrid adjustable rate RMBS	178,027	176,051	4.73%	54.3
7-1 hybrid adjustable rate RMBS	431,501	424,812	4.81%	75.6
Total	$1,014,575	$1,001,670	4.54%	51.7

(1)	Represents number of months before conversion to floating rate.

At March 31, 2006, we held $835.3 million of agency RMBS, at fair value, which is based on market prices provided by dealers, net of unrealized losses of $18.3 million, as compared to $1.0 billion at December 31, 2005, net of unrealized gains of $13,000 and unrealized losses of $12.9 million. As of March 31, 2006, our agency RMBS portfolio had a weighted-average amortized cost of 100.08%, largely unchanged from the weighted-average amortized cost of 100.06% at December 31, 2005. Our agency RMBS were purchased at a premium of $716,000 and $594,000 at March 31, 2006 and December 31, 2005, respectively, and were valued below par because the weighted-average coupons of 4.58% and 4.54% and the corresponding interest rates of loans underlying our agency RMBS were below prevailing market rates. In the current increasing interest rate environment, we expect that the fair value of our RMBS will continue to decrease, thereby increasing our net unrealized losses.

At March 31, 2006, we held $344.7 million of non-agency RMBS, at fair value, which is based on market prices provided by dealers, net of unrealized gains of $1.5 million and unrealized losses of $1.8 million as compared to $337.7 million at December 31, 2006, net of unrealized gains of $370,000 and unrealized losses of $9.1 million. At both March 31, 2006 and December 31, 2005, our non-agency RMBS portfolio had a weighted-average amortized cost of 99.13%. As of March 31, 2006 and December 31, 2005, our non-agency RMBS were valued below par, in the aggregate, because of wide credit spreads during the respective periods. The decrease in the unrealized loss position of this portfolio during the three months ended March 31, 2006 resulted from a tightening of credit spreads. If credit spreads continue to tighten, we expect that the fair value of our non-agency RMBS will continue to increase, thereby decreasing our net unrealized losses.

At both March 31, 2006 and December 31, 2005, none of the securities whose fair market value was below amortized cost had been downgraded by a credit rating agency and 85.2% and 76.9%, respectively, were guaranteed by either Freddie Mac or Fannie Mae. We intend and have the ability to hold these securities until maturity to allow for the anticipated recovery in fair value as they reach maturity.

The following tables summarize our RMBS classified as available-for-sale as of March 31, 2006 and December 31, 2005, which are carried at fair value (in thousands, except percentages):

	March 31, 2006
	Agency RMBS	Non-agency RMBS	Total RMBS
RMBS, gross	$852,820	$348,065	$1,200,885
Unamortized discount	(518)	(3,191)	(3,709)
Unamortized premium	1,234	164	1,398
Amortized cost	853,536	345,038	1,198,574
Gross unrealized gains	−	1,477	1,477
Gross unrealized losses	(18,260)	(1,806)	(20,066)
Estimated fair value	$835,276	$344,709	$1,179,985
Percent of total	70.8%	29.2%	100.0%

(back to index)

	December 31, 2005
	Agency RMBS	Non-agency RMBS	Total RMBS
RMBS, gross	$1,013,981	$349,484	$1,363,465
Unamortized discount	(777)	(3,188)	(3,965)
Unamortized premium	1,371	164	1,535
Amortized cost	1,014,575	346,460	1,361,035
Gross unrealized gains	13	370	383
Gross unrealized losses	(12,918)	(9,085)	(22,003)
Estimated fair value	$1,001,670	$337,745	$1,339,415
Percent of total	74.8%	25.2%	100.0%

The table below describes the terms of our RMBS portfolio as of March 31, 2006 and December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2006		December 31, 2005
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Aaa	$853,536	100.08%	$1,014,575	100.06%
A1 through A3	42,324	100.23%	42,172	100.23%
Baa1 through Baa3	279,740	99.84%	281,929	99.85%
Ba1 through Ba3	22,974	89.51%	22,359	89.20%
Total	$1,198,574	99.81%	$1,361,035	99.82%

S&P ratings category:
AAA	$853,536	100.08%	$1,014,575	100.06%
AA+ through AA-	−	− %	2,000	100.00%
A+ through A-	59,586	99.58%	59,699	99.55%
BBB+ through BBB-	262,729	99.01%	262,524	98.99%
BB+ through BB-	1,723	92.39%	1,199	94.78%
No rating provided	21,000	100.00%	21,038	100.00%
Total	$1,198,574	99.81%	$1,361,035	99.82%

Weighted average rating factor	118		104
Weighted average original FICO (1)	631		633
Weighted average original LTV (1)	79.01%		80.02%

(1)	Weighted average only reflects the 29.2% and 25.2%, respectively, of the RMBS in our portfolio that are non-agency.

The constant prepayment rate to balloon, or CPB, on our RMBS for both the three months ended March 31, 2006 and the period ended December 31, 2005 was 15%. CPB attempts to predict the percentage of principal that will repay over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancing typically declines, which we believe may result in lower rates of prepayments and, as a result, a lower portfolio CPB.

(back to index)

Commercial Mortgage-Backed Securities

At March 31, 2006 and December 31, 2005, we held $27.0 million and $27.4 million, respectively, of CMBS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $44,000 and $1,000, respectively, and unrealized losses of $993,000 and $608,000, respectively. In the aggregate, we purchased our CMBS portfolio at a discount. As of March 31, 2006, the remaining discount to be accreted into income over the remaining lives of the securities was $373,000, which was substantially the same as the $380,000 to be accreted into income at December 31, 2005. These securities are classified as available-for-sale and as a result are carried at their fair market value.

The table below describes the terms of our CMBS as of March 31, 2006 and December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2006		December 31, 2005
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$27,964	98.68%	$27,970	98.66%
Total	$27,964	98.68%	$27,970	98.66%

S&P ratings category:
BBB+ through BBB-	$12,215	99.01%	$12,225	98.98%
No rating provided	15,749	98.43%	15,745	98.41%
Total	$27,964	98.68%	$27,970	98.66%

Weighted average rating factor	346		346

Other Asset-Backed Securities

At March 31, 2006 and December 31, 2005, we held $21.4 million and $21.9 million, respectively, of other ABS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $52,000 and $24,000, respectively, and unrealized losses of $252,000 and $124,000, respectively. In the aggregate, we purchased our other ABS portfolio at a discount. As of March 31, 2006 and December 31, 2005, the remaining discount to be accreted into income over the remaining lives of securities was $24,000 and $25,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The table below describes the terms of our other ABS as of March 31, 2006 and December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2006		December 31, 2005
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$21,558	99.88%	$22,045	99.89%
Total	$21,558	99.88%	$22,045	99.89%

S&P ratings category:
BBB+ through BBB-	$19,091	99.87%	$19,091	99.87%
No rating provided	2,467	99.96%	2,954	100.00%
Total	$21,558	99.88%	$22,045	99.89%

Weighted average rating factor	398		398

(back to index)

Private Equity Investments

In February 2006, we sold our private equity investment for approximately $2.0 million. We intend to invest in trust preferred securities and private equity investments with an emphasis on securities of small- to middle-market financial institutions, including banks, savings and thrift institutions, insurance companies, holding companies for these institutions and REITS. Trust preferred securities are issued by a special purpose trust that holds a subordinated debenture or other debt obligation issued by a company to the trust.

Commercial Loans

At March 31, 2006, our commercial real estate loan portfolio consisted of:

•	one A note with an amortized cost of $20.0 million which bears interest at a floating rate of LIBOR plus 1.25% with a maturity date of January 2008;

•
eight B notes with an amortized cost of $136.3 million which bear interest at floating rates ranging from LIBOR plus 2.15% to LIBOR plus 6.25% and have maturity dates ranging from January 2007 to April 2008;

•
four mezzanine loans with an amortized cost of $44.4 million which bear interest at floating rates between LIBOR plus 2.25% and LIBOR plus 4.50% with maturity dates ranging from August 2007 to July 2008;

•	one mezzanine loan with an amortized cost of $6.5 million which bears interest at the 10-Year Treasury rate plus 6.64% with a maturity date of January 2016; and

•	one mezzanine loan with an amortized cost of $5.0 million which bears interest at a fixed rate of 9.50% with a maturity of May 2010.

At December 31, 2005, the Company’s commercial real estate loan portfolio consisted of:

•
seven B notes with an amortized cost of $121.9 million which bear interest at floating rates ranging from LIBOR plus 2.15% to LIBOR plus 6.25% and have maturity dates ranging from January 2007 to April 2008;

•
four mezzanine loans with an amortized cost of $44.5 million which bear interest at floating rates between LIBOR plus 2.25% and LIBOR plus 4.50% with maturity dates ranging from August 2007 to July 2008; and

•	one mezzanine loan with an amortized cost of $5.0 million which bears interest at a fixed rate of 9.50% with a maturity of May 2010.

Syndicated Bank Loans

At March 31, 2006, we held a total of $474.6 million of syndicated loans at fair value, of which $341.0 million are held by and secure the debt issued by Apidos CDO I, an increase of $74.4 million and $3.8 million, respectively, over our holdings at December 31, 2005. The increase in total syndicated loans was principally due to the continued ramping of Apidos CDO III. We own 100% of the equity issued by Apidos CDO I, which we have determined is a variable interest entity, or VIE, and are therefore deemed to be its primary beneficiary. In addition, at March 31, 2006, $133.6 million ($63.0 million at December 31, 2005) of our syndicated loans were financed and held on our Apidos CDO III warehouse facility. As a result, we consolidate Apidos CDO I and also consolidated Apidos CDO III as of March 31, 2006 and December 31, 2005, even though we do not yet own any of the equity of Apidos CDO III. We accrued interest income based on the contractual terms of the loans and recognized interest expense in accordance with the terms of the warehouse agreement in our consolidated statements of operations.

(back to index)

The table below describes the terms of our syndicated bank loan investments as of March 31, 2006 and December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2006		December 31, 2005
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Ba1 through Ba3	$193,600	100.18%	$155,292	100.24%
B1 through B3	277,865	100.21%	243,493	100.23%
Caa1 and through Caa3	256	102.40%	−	− %
Total	$471,721	100.20%	$398,785	100.23%

S&P ratings category:
BBB+ through BBB-	$5,158	100.14%	$15,347	100.20%
BB+ through BB-	180,496	100.17%	131,607	100.22%
B+ through B-	283,865	100.22%	246,335	100.24%
CCC+ through CCC-	1,202	99.42%	5,496	100.37%
No rating provided	1,000	100.00%	−	− %
Total	$471,721	100.20%	$398,785	100.23%

Weighted average rating factor	2,070		2,089

Equipment Leases and Notes

Investments in direct financing leases and notes as of March 31, 2006 and December 31, 2005 were as follows (in thousands):

	As of March 31, 2006	As of December 31, 2005
Direct financing leases	$17,708	$18,141
Notes receivable	43,831	5,176
Total	$61,539	$23,317

Interest Receivable

The amount of our interest receivable was largely unchanged at March 31, 2006 as compared to December 31, 2005. At March 31, 2006, we had interest receivable of $10.6 million, which consisted of $10.5 million of interest on our securities, loans and equipment leases and notes, $24,000 of purchased interest that had been accrued on securities and loans purchased and $160,000 of interest earned on escrow and sweep accounts. At December 31, 2005, we had interest receivable of $9.5 million, which consisted of $9.2 million of interest on our securities, loans and equipment leases and notes, $172,000 of purchased interest that had been accrued when our securities and loans were purchased and $98,000 of interest earned on escrow and sweep accounts.

Other Assets

Other assets at March 31, 2006 of $2.2 million consisted primarily of $1.0 million of proceeds to be received on syndicated loans sold, $544,000 of loan origination costs associated with our revolving credit facility, commercial real estate loan portfolio and secured term facility, $471,000 of prepaid directors’ and officers’ liability insurance, $87,000 of equipment lease and security deposit receivables, $65,000 of prepaid costs associated with the structuring of our hedging transactions and $8,000 of prepaid expenses.

(back to index)

Other assets at December 31, 2005 of $1.1 million, consisted primarily of $89,000 of prepaid directors’ and officers’ liability insurance, $1.2 million of prepaid costs, principally professional fees, associated with the preparation and filing with the SEC of a registration statement for our initial public offering and $34,000 of prepaid costs associated with the structuring of our hedging transactions. These were partially offset by $164,000 of deferred loan origination fees associated with our commercial real estate loan portfolio.

Hedging Instruments

As of March 31, 2006 and December 31, 2005, we had entered into hedges with a notional amount of $819.7 million and $987.2 million, respectively. The decrease in notional amount was the result of the decreased size of the underlying hedged portfolio. Our hedges at March 31, 2006 and December 31, 2005 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest. The maturities of these hedges range from May 2006 to September 2015 and April 2006 to June 2014, as of March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, the unrealized gain on our interest rate swap agreements was $5.2 million and $2.8 million, respectively. In an increasing interest rate environment, we expect that the fair value of our hedges will continue to increase. We intend to continue to seek such hedges for our floating rate debt in the future.

Repurchase Agreements

We have entered into repurchase agreements to finance our agency RMBS and commercial real estate loans. These agreements are secured by our agency RMBS and commercial real estate loans and bear interest rates that have historically moved in close relationship to LIBOR. At March 31, 2006, we had established nine borrowing arrangements with various financial institutions and had utilized four of these arrangements, principally our arrangement with Credit Suisse Securities (USA) LLC. None of the counterparties to these agreements are affiliates of the Manager or us.

We seek to renew our repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. Through March 31, 2006, we have encountered no difficulties in effecting renewals of our repurchase agreements.

At March 31, 2006, we had outstanding $549.3 million of repurchase agreements secured by our agency RMBS with Credit Suisse Securities (USA) LLC, which was substantially lower than our December 31, 2005 outstanding balance of $947.1 million, all of which matured in less than 30 days. This decrease resulted primarily from two events that occurred during the quarter ended March 31, 2006:

•	the sale of approximately $125.4 million of our agency RMBS portfolio and the corresponding reduction in debt associated with this sale; and

•
the completion of transitioning our financing on 19 agency RMBS transactions, originally purchased and financed with Credit Suisse Securities (USA) LLC, to another counterparty, UBS Securities LLC, which is consistent with our strategy as previous discussed in our Annual Report on Form 10-K. This transition eliminates our exposure to same party transactions at March 31, 2006, as covered under SFAS 140.

The weighted-average current borrowing rates of repurchase agreements under this facility were 4.77% and 4.34% at March 31, 2006 and December 31, 2005, respectively. The repurchase agreements were secured by agency RMBS with an estimated fair value of $570.5 million and $975.3 million at March 31, 2006 and December 31, 2005, respectively, with weighted-average maturities of 22 days and 17 days, respectively. The net amount at risk, defined as the sum of the fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense, was $20.3 million and $31.2 million at March 31, 2006 and December 31, 2005, respectively.

(back to index)

At March 31, 2006, we had outstanding $218.7 million of repurchase agreements secured by our agency RMBS with UBS Securities LLC with a weighted-average current borrowing rate of 4.79%, all of which matured in less than 30 days. At March 31, 2006, the repurchase agreements were secured by agency RMBS with an estimated fair value of $225.7 million and a weighted-average maturity of 24 days. The net amount at risk was $6.7 million at March 31, 2006. At December 31, 2005, we had no borrowings under repurchase agreements with UBS Securities LLC.

In August 2005, we also entered into a master repurchase agreement with Bear, Stearns International Limited to finance the purchase of commercial real estate loans. The maximum amount of our borrowing under the repurchase agreement is $150.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. At both March 31, 2006 and December 31, 2005, we had outstanding $80.6 million of repurchase agreements with weighted average current borrowing rates of 5.88% and 5.51%, respectively, all of which matured in less than 30 days. At March 31, 2006, the repurchase agreements were secured by commercial real estate loans with an estimated fair value of $116.9 million, which was largely unchanged from our estimated fair value of $116.3 million at December 31, 2005. The repurchase agreements had weighted average maturities of 18 days and 17 days at March 31, 2006 and December 31, 2005, respectively. The net amount of risk was $36.1 million and $36.0 million at March 31, 2006 and December 31, 2005, respectively.

In December 2005, we entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch to finance the purchase of commercial real estate loans. The maximum amount of our borrowing under the repurchase agreement is $300.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. At March 31, 2006, we had outstanding $67.2 million of repurchase agreements, which was substantially higher than the outstanding balance at December 31, 2005 of $38.5 million, all of which matured in less than 30 days. This increase resulted from the purchase of two additional loans and two additional fundings on existing loan positions. The weighted average current borrowing rates were 6.04% and 5.68% at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, the repurchase agreements were secured by commercial real estate loans with an estimated fair value of $96.2 million and $55.0 million, respectively, and had weighted average maturities of 18 days each. The net amount of risk was $29.1 million and $16.7 million at March 31, 2006 and December 31, 2005, respectively.

Collaterized Debt Obligations

As of March 31, 2006, we had executed two CDO transactions. In July 2005, we closed Ischus CDO II, a $400.0 million CDO transaction that provided financing for mortgage-backed and other asset-backed securities. The investments held by Ischus CDO II collateralize $376.0 million of senior notes issued by the CDO vehicle. In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for syndicated bank loans. The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.

Warehouse Facility

In May 2005, we formed Apidos CDO III and began borrowing on a warehouse facility provided by Citigroup Financial Products, Inc. to purchase syndicated loans. At March 31, 2006, $132.8 million was outstanding under the facility, which was substantially higher than the outstanding balance of $63.0 million at December 31, 2005. This increase was due to the continued ramping of syndicated loans in connection with the May 2006 closing of Apidos CDO III. The facility bears interest at a rate of LIBOR plus 0.25%, which was 5.00% at March 31, 2006.

(back to index)

Term Facility

In March 2006, we entered into a secured term credit facility with Bayerische Hypo - und Vereinsbank AG, New York Branch to finance the purchase of equipment leases and notes. The maximum amount of our borrowing under this facility is $100.0 million. At March 31, 2006, $55.8 million was outstanding under the facility. The facility bears interest at one of two rates, determined by asset class.

•	Pool A - one-month LIBOR plus 110 basis points; or

•	Pool B - one-month LIBOR plus 80 basis points.

The interest rate was 6.23% at March 31, 2006.

Credit Facility

In December 2005, we entered into a $15.0 million corporate credit facility with Commerce Bank, N.A. The unsecured revolving credit facility permits us to borrow up to the lesser of the facility amount and the sum of 80% of the sum of our unsecured assets rated higher than Baa3 or better by Moody’s and BBB- or better by Standard and Poor’s plus our interest receivables plus 65% of our unsecured assets rated lower than Baa3 by Moody’s and BBB- from Standard and Poor’s. Up to 20% of the borrowings under the facility may be in the form of standby letters of credit. At March 31, 2006, no balance was outstanding under this facility.

Stockholders’ Equity

Stockholders’ equity at March 31, 2006 was $227.9 million and included $19.7 million of net unrealized losses on securities classified as available-for-sale, offset by $5.2 million of unrealized gains on cash flow hedges, shown as a component of accumulated other comprehensive loss. The unrealized losses consist of $18.3 million of net unrealized losses on our agency RMBS portfolio and $1.5 million of net unrealized losses on our non-agency RMBS, CMBS, and other ABS portfolio. Stockholders’ equity at December 31, 2005 was $195.3 million and included $22.4 million of net unrealized losses on securities classified as available-for-sale, offset by $2.8 million of unrealized gains on cash flow hedges, shown as a component of accumulated other comprehensive loss. The unrealized losses consist of $12.9 million of net unrealized losses on our agency RMBS portfolio, $9.4 million of net unrealized losses on our non-agency RMBS, CMBS, and other ABS portfolio and a $30,000 unrealized loss on a private equity investment. The increase during the quarter ended March 31, 2006 was principally due to the completion of our initial public offering of 4,000,000 shares of our common stock (including 1,879,200 shares sold by certain selling stockholders) at a price of $15.00 per share. The offering generated net proceeds of $27.6 million after deducting underwriters’ discounts and commissions and offering expenses.

As a result of our ‘‘available-for-sale’’ accounting treatment, unrealized fluctuations in market values of assets do not impact our income determined in accordance with GAAP, or our taxable income, but rather are reflected on our consolidated balance sheets by changing the carrying value of the asset and stockholders’ equity under ‘‘Accumulated Other Comprehensive Income (Loss).’’ By accounting for our assets in this manner, we hope to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

(back to index)

Estimated REIT Taxable Income

Estimated REIT taxable income, which is a non-GAAP financial measure, is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles net income to estimated REIT taxable income for the three months ended March 31, 2006 and for the period from March 8, 2005 (date operations commenced) to March 31, 2005 (in thousands):

	Three Months Ended March 31, 2006	Period from March 8, 2005 (date operations commenced) to March 31, 2005
Net income (loss)	$5,150	$(48)
Additions:
Share-based compensation to related parties	582	209
Incentive management fee expense to related parties paid in shares	31	−
Capital losses from the sale of available-for-sale securities	1,412	−
Estimated REIT taxable income	$7,175	$161

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

Liquidity and Capital Resources

Through March 31, 2006, our principal sources of funds were the net proceeds from our March 2005 private placement, net proceeds from our February 2006 public offering, repurchase agreements totaling $917.3 million, including accrued interest of $1.5 million with a weighted average current borrowing rate of 4.96%, CDO financings totaling $687.7 million with a weighted average current borrowing rate of 5.13%, warehouse agreements totaling $132.8 million, with a weighted average current borrowing rate of 4.60% and an equipment leasing secured term facility totaling $55.8 million, with a weighted average current borrowing rate of 6.23%. We expect to continue to borrow funds in the form of repurchase agreements to finance our agency RMBS and commercial real estate loan portfolios, through warehouse agreements to finance our non-agency RMBS, CMBS, other ABS, syndicated bank loans, trust preferred securities and private equity investments and through our secured term facility to finance our equipment leases and notes prior to the execution of CDOs and other term financing vehicles.

We held cash and cash equivalents of $23.7 million at March 31, 2006. In addition, we held $42.9 million of available-for-sale securities that had not been pledged as collateral under our repurchase agreements at March 31, 2006.

We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will immediately use the collateral released by the repayment as collateral for borrowing under a new repurchase agreement. We also anticipate that our borrowings under our warehouse credit facility will be refinanced through the issuance of CDOs. Our leverage ratio may vary as a result of the various funding strategies we use. As of March 31, 2006, our leverage ratio was 7.9 times. Our target leverage ratio is eight to 12 times.

(back to index)

We have entered into master repurchase agreements with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., J.P. Morgan Securities Inc., Countrywide Securities Corporation, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear, Stearns International Limited and UBS Securities LLC. As of March 31, 2006, we had $549.3 million outstanding under our agreement with Credit Suisse Securities (USA) LLC and $218.8 million outstanding under our agreement with UBS Securities LLC to finance our agency RMBS portfolio.

We have also entered into a master repurchase agreement with Bear, Stearns International Limited to finance our commercial real estate loan portfolio. As of March 31, 2006, we had $80.6 million outstanding under this agreement.

We have also entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, an affiliate of Deutsche Bank Securities, Inc. to finance our commercial real estate loan portfolio. As of March 31, 2006, we had $67.2 million outstanding under this agreement.

We have a warehouse facility with Citigroup Financial Products, Inc. pursuant to which it will provide up to $200.0 million of financing for the acquisition of syndicated bank loans to be sold to Apidos CDO III. At March 31, 2006, approximately $132.8 million had been funded through the facility at a weighted average interest rate of 4.60%.

In December 2005, we entered into a $15.0 million corporate credit facility with Commerce Bank, N.A. At March 31, 2006, no borrowings were outstanding under this facility.

In March 2006, we entered into a $100.0 million secured term credit facility with Bayerische Hypo - und Vereinsbank AG, New York Branch to finance the purchase of equipment leases and notes. At March 31, 2006, we had $55.8 million outstanding under the facility.

Our liquidity needs consist principally of funds to make investments, make distributions to our stockholders and pay our operating expenses, including our management fees. Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to obtain additional debt financing and equity capital. Through March 31, 2006, we have not experienced difficulty utilizing any of our repurchase agreements. We may increase our capital resources through offerings of equity securities (possibly including common stock and one or more classes of preferred stock), CDOs or other forms of term financing. Such financing will depend on market conditions. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments. If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock. This requirement can impact our liquidity and capital resources.

During the quarter ended March 31, 2006, we declared a dividend of $5.9 million or $0.33 per common share, which was paid on April 10, 2006 to stockholders of record as of March 27, 2006.

(back to index)

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of March 31, 2006. The table below excludes contractual commitments related to our derivatives, which we discuss in our Annual Report on Form 10-K for fiscal 2005 in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and the management agreement that we have with our Manager, which we discuss in our Annual Report on Form 10-K for fiscal 2005 in Item 1 − “Business” − and Item 13 − “Certain Relationships and Related Transactions” because those contracts do not have fixed and determinable payments.

	Contractual commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year	1 - 3 years		3 - 5 years		More than 5 years
Repurchase agreements(1)	$917,293	$917,293	$	−	$	−	$	−
Warehouse agreements	132,793	132,793		−		−		−
CDOs	687,686	−		−		−		687,686
Equipment leasing secured term facility	55,767	−		−		55,767		−
Base management fees(2)	3,693	3,693		−		−		−
Total	$1,797,232	$1,053,779	$	−		$55,767		$687,686

(1)	Includes accrued interest of $1.5 million.
(2)	Calculated only for the next 12 months based on our current equity, as defined in our management agreement.

At March 31, 2006, we had eight interest rate swap contracts with a notional value of $804.7 million. These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest. As of March 31, 2006, the average fixed pay rate of our interest rate hedges was 4.22% and our receive rate was one-month and three-month LIBOR, or 4.73%.

At March 31, 2006, we also had one interest rate cap with a notional value of $15.0 million. This cap reduces our exposure to the variability in future cash flows attributable to changes in LIBOR.

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes. Further, as of March 31, 2006, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Recent Developments

On March 16, 2006, our board of directors declared a quarterly distribution of $0.33 per share of common stock, $5.9 million in the aggregate, which will be paid on April 10, 2006 to stockholders of record as of March 27, 2006.

On May 9, 2006, the Apidos CDO III warehouse facility terminated and approximately $222.6 million of syndicated loan assets were transferred into a collateralized debt obligation structure in which we purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.

(back to index)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2006 and December 31, 2005, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

The following sensitivity analysis tables show, at March 31, 2006 and December 31, 2005, the estimated impact on the fair value of our interest rate-sensitive investments and repurchase agreement liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	March 31, 2006
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
Hybrid adjustable-rate agency RMBS and other ABS(1)
Fair value		$897,414		$872,485		$849,248
Change in fair value		$24,929	$	−		$(23,237)
Change as a percent of fair value		2.86%		−		2.66%

Repurchase and warehouse agreements (2)
Fair value		$1,105,853		$1,105,853		$1,105,853
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(10,581)		$4,985		$10,095
Change in fair value		$(15,566)	$	−		$5,110
Change as a percent of fair value		n/m		−		n/m

	December 31, 2005
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
Hybrid adjustable-rate agency RMBS and other ABS(1)
Fair value		$1,067,628		$1,038,878		$1,011,384
Change in fair value		$28,750	$	−		$(27,494)
Change as a percent of fair value		2.77%		−		2.65%

Repurchase and warehouse agreements (2)
Fair value		$1,131,238		$1,131,238		$1,131,238
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(4,651)		$3,006		$4,748
Change in fair value		$(7,657)	$	−		$1,742
Change as a percent of fair value		n/m		−		n/m

(1)	Includes the fair value of other available-for-sale investments that are sensitive to interest rate changes.

(2)	The fair value of the repurchase agreements and warehouse agreements would not change materially due to the short-term nature of these instruments.

(back to index)
For purposes of the tables, we have excluded our investments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short-term in nature, we are not subject to material exposure to movements in fair value as a result of changes in interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(back to index)

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

       Exhibit No. Description
3.1 (1)	Restated Certificate of Incorporation of Resource Capital Corp.
3.2 (1)	Amended and Restated Bylaws of Resource Capital Corp.
4.1 (1)	Form of Certificate for Common Stock for Resource Capital Corp.
10.1 (1)
Registration Rights Agreement among Resource Capital Corp. and Credit Suisse Securities (USA) LLC for the benefit of certain holders of the common stock of Resource Capital Corp., dated as of March 8, 2005.

10.2 (1)	Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of March 8, 2005.
10.3 (1)	2005 Stock Incentive Plan
10.4 (1)	Form of Stock Award Agreement
10.5 (1)	Form of Stock Option Agreement
10.6 (1)	Form of Warrant to Purchase Common Stock
21.1 (1)	List of Subsidiaries of Resource Capital Corp.
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(back to index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: May 12, 2006	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: May 12, 2006	By: /s/ Thomas C. Elliott
Thomas C. Elliott
Chief Financial Officer, Chief Accounting Officer and Treasurer

(back to index)