Form 10-Q
period 2006-06-30
Resource Capital Corp.
filed 2006-08-10
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of outstanding shares of the registrant’s common stock on August 1, 2006 was 17,821,434 shares.

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Index)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,648	$17,729
Restricted cash	33,534	23,592
Due from broker	−	525
Available-for-sale securities, pledged as collateral, at fair value	1,146,888	1,362,392
Available-for-sale securities, at fair value	39,932	28,285
Loans	897,606	569,873
Direct financing leases and notes, net of unearned income	77,984	23,317
Investment in unconsolidated trust	774	−
Derivatives, at fair value	6,673	3,006
Interest receivable	10,183	9,337
Accounts receivable	121	183
Principal paydown receivables	3,795	5,805
Other assets	2,956	1,503
Total assets	$2,224,094	$2,045,547
LIABILITIES
Repurchase agreements, including accrued interest of $1,342 and $2,104	$934,060	$1,068,277
Collateralized debt obligations (“CDOs”), (net of debt issuance costs of $13,474 and $10,093)	946,526	687,407
Warehouse agreement	−	62,961
Secured term facility	73,343	−
Unsecured revolving credit facility	−	15,000
Distribution payable	6,413	5,646
Accrued interest expense	8,809	9,514
Unsecured junior subordinated debenture held by an unconsolidated trust that issued trust preferred securities	25,774	−
Management and incentive fee payable − related party	930	896
Security deposits	1,191	−
Due to broker	771	−
Accounts payable and accrued liabilities	738	513
Total liabilities	1,998,555	1,850,214
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001: 500,000,000 shares authorized; 17,815,182 and 15,682,334 shares issued and outstanding (including 234,224 and 349,000 restricted shares)	18	16
Additional paid-in capital	247,160	220,161
Deferred equity compensation	(1,466)	(2,684)
Accumulated other comprehensive loss	(16,519)	(19,581)
Distributions in excess of earnings	(3,654)	(2,579)
Total stockholders’ equity	225,539	195,333
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,224,094	$2,045,547

See accompanying notes to consolidated financial statements

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,	Period from March 8, 2005 (Date Operations Commenced) to June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
REVENUES
Net interest income:
Interest income from securities available-for-sale	$16,053	$10,089	$32,425	$10,493
Interest income from loans	15,700	1,458	26,720	1,458
Interest income − other	3,150	852	5,192	1,142
Total interest income	34,903	12,399	64,337	13,093
Interest expense	26,519	7,930	47,721	8,140
Net interest income	8,384	4,469	16,616	4,953

OTHER REVENUE
Net realized gains (losses) on investments	161	(14)	(538)	(14)

EXPENSES
Management fees − related party	1,237	808	2,230	1,016
Equity compensation − related party	240	827	822	1,036
Professional services	304	100	565	122
Insurance	125	120	246	150
General and administrative	573	320	998	383
Total expenses	2,479	2,175	4,861	2,707
NET INCOME	$6,066	$2,280	$11,217	$2,232

NET INCOME PER SHARE - BASIC	$0.35	$0.15	$0.66	$0.15

NET INCOME PER SHARE - DILUTED	$0.34	$0.15	$0.65	$0.14

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − BASIC	17,580,293	15,333,334	17,099,051	15,333,334

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − DILUTED	17,692,586	15,373,644	17,222,553	15,402,401

DIVIDENDS DECLARED PER SHARE	$0.36	$0.00	$0.69	$0.00

See accompanying notes to consolidated financial statements

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2006
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In	Deferred Equity	Accumulated Other Comprehensive	Retained		Distributions in Excess of	Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Compensation	Loss	Earnings		Earnings	Loss	Equity
Balance, January 1, 2006	15,682,334	$16	$220,161	$(2,684)	$(19,581)	$	−	$(2,579)	$(19,581)	$195,333
Net proceeds from common stock offerings	2,120,800	2	29,663							29,665
Offering costs			(2,384)							(2,384)
Stock based compensation	12,048		176	(60)						116
Stock based compensation, fair value adjustment			(456)	456						−
Amortization of stock based compensation				822						822
Net income							11,217		11,217	11,217
Available-for-sale securities, fair value adjustment					(605)				(605)	(605)
Designated derivatives, fair value adjustment					3,667				3,667	3,667
Distributions on common stock							(11,217)	(1,075)		(12,292)
Comprehensive loss									$(5,302)
Balance, June 30, 2006	17,815,182	$18	$247,160	$(1,466)	$(16,519)	$	−	$(3,654)		$225,539

See accompanying notes to consolidated financial statements

(Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30, 2006	Period from March 8, 2005 (Date Operations Commenced) to June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)
Net income	$11,217	$2,232
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	140	−
Amortization of premium (discount) on investments	(154)	(118)
Amortization of debt issuance costs	627	−
Amortization of stock-based compensation	822	1,036
Non-cash incentive compensation to the manager	108	−
Net realized gain on derivative instruments	(881)	−
Net realized loss on investments	538	14
Changes in operating assets and liabilities:
Increase in restricted cash	(9,943)	−
Decrease in due from broker	525	−
Increase in interest receivable, net of purchased interest	(647)	(8,349)
Decrease in accounts receivable	62	−
Decrease (increase) in principal paydowns receivable	2,010	(4,854)
Increase in other assets	(1,579)	(615)
Increase in offering costs payable	−	209
(Decrease) increase in accrued interest expense	(1,467)	3,900
Increase in management and incentive fee payable	41	540
Increase in security deposits	1,191	−
Increase in accounts payable and accrued liabilities	218	349
Net cash provided by (used in) operating activities	2,828	(5,656)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(7,724)	(1,286,013)
Principal payments received on securities available-for-sale	79,099	28,467
Proceeds from sale of securities available-for-sale	131,577	5,483
Purchase of loans	(478,562)	(212,335)
Principal payments received on loans	86,979	2,507
Proceeds from sale of loans	63,769	29,958
Purchase of direct financing leases and notes	(62,506)	−
Proceeds from and payments received on direct financing leases and notes	8,408	−
Purchase of property and equipment	(5)	−
Net cash used in investing activities	(178,965)	(1,431,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $2,384 and $566)	27,281	214,759
Proceeds from borrowings:
Repurchase agreements	4,853,067	2,525,697
Collateralized debt obligations	262,500	−
Warehouse agreements	159,616	472,848
Secured term facility	75,645	−
Payments on borrowings:
Repurchase agreements	(4,986,522)	(1,675,209)
Warehouse agreements	(222,577)	−
Secured term facility	(2,303)	−
Unsecured revolving credit facility	(15,000)	−
Proceeds from issuance of unsecured junior subordinated debenture to subsidiary trust issuing preferred securities	25,000	−
Settlement of derivative instruments	881	−
Payment of debt issuance costs	(4,008)	−
Distributions paid on common stock	(11,524)	−
Net cash provided by financing activities	162,056	1,538,095
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,081)	100,506
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,729	−
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,648	$100,506

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)

	Six Months Ended June 30, 2006	Period from March 8, 2005 (Date Operations Commenced) to June 30, 2005
	(Unaudited)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid	$6,413	$	−
Unsettled security purchases - Due to broker	$771		$6,750
Issuance of restricted stock	$ −		$5,393
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$66,258		$4,229

See accompanying notes to consolidated financial statements

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource Capital Corp. and subsidiaries (the ‘‘Company’’) was incorporated in Maryland on January 31, 2005 and commenced its operations on March 8, 2005 upon receipt of the net proceeds from a private placement of shares of its common stock. The Company’s principal business activity is to purchase and manage a diversified portfolio of real estate-related assets and commercial finance assets. The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (‘‘Management Agreement’’). The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“RAI”) (Nasdaq: REXI).

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 may not necessarily be indicative of the results of operations for the full year ending December 31, 2006.

Certain reclassifications have been made to the 2005 consolidated financials statements to conform to the 2006 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in Resource TRS, Inc. (“Resource TRS”), a domestic taxable real estate investment trust (“REIT”) subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Code. As of June 30, 2006, Resource TRS did not have any taxable income.

Apidos CDO I and Apidos CDO III, the Company’s foreign taxable REIT subsidiaries, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I’s and Apidos CDO III’s current taxable income in its calculation of REIT taxable income.

Allowance and Provision for Loan Losses

At June 30, 2006, all of the Company’s loans are current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans that exhibit characteristics indicating that impairment has occurred. Accordingly, as of June 30, 2006, the Company had not recorded an allowance for loan losses.

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 − (Continued)
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” as of January 1, 2006. Issuances of restricted stock and options are accounted for using the fair value based methodology prescribed by SFAS No. 123(R) whereby the fair value of the award is measured on the grant date and recorded in stockholders’ equity through an increase to additional paid-in capital and an offsetting entry to deferred equity compensation (a contra-equity account). For issuances to the Company’s Manager, the unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed. For issuance to our non-employee directors, the amount is not remeasured under the fair value based method. The deferred compensation for each of these issuances is amortized and included in equity compensation expense (see Note 8).

Variable Interest Entities

During July 2005, the Company entered into warehouse and master participation agreements with an affiliate of Citigroup Global Markets Inc. (“Citigroup”) providing that Citigroup will fund the purchase of loans by Apidos CDO III. On May 9, 2006, the Company terminated its Apidos CDO III warehouse agreement with Citigroup upon the closing of the CDO. The warehouse funding liability was replaced with the issuance of long-term debt by Apidos CDO III. The Company owns 100% of the equity issued by Apidos CDO III and is deemed to be the primary beneficiary. As a result, the Company consolidated Apidos CDO III at June 30, 2006.

Accounting for Certain Mortgage-Backed Securities and Related Repurchase Agreements

In certain circumstances, the Company has purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty. The Company currently records the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets. Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated statements of operations. However, under a certain technical interpretation of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets,” such transactions may not qualify as a purchase. Management of the Company believes, and it is industry practice, that it is accounting for these transactions in an appropriate manner.  However, the result of this technical interpretation would prevent the Company from presenting the debt investments and repurchase agreements and the related interest income and interest expense on a gross basis on the Company’s consolidated financial statements. Instead, the Company would present the net investment in these transactions with the counterparty as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. As of June 30, 2006, the Company had no transactions in mortgage-backed securities where debt instruments were financed with the same counterparty.

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 − (Continued)
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities in the Company’s investment portfolio. The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount. At both June 30, 2006 and December 31, 2005, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $2.8 million.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

NOTE 3 - RESTRICTED CASH

Restricted cash consists of $27.9 million of principal and interest payments collected on investments held in three CDO trusts, a $2.8 million credit facility reserve used to fund future investments that will be acquired by the Company’s two syndicated loan CDO trusts and a $252,000 expense reserve used to cover CDO's operating expenses. The remaining $2.6 million consists of an interest reserve and security deposits held in connection with the Company’s equipment lease and loan portfolio.

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 − (Continued)
(Unaudited)

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE

The following tables summarize the Company's mortgage-backed securities, other asset-backed securities and private equity investments, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

June 30, 2006 (Unaudited):	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency residential mortgage-backed	$812,791	$10	$(21,986)	$790,815
Non-agency residential mortgage-backed	347,148	2,042	(1,357)	347,833
Commercial mortgage-backed	27,957	3	(1,525)	26,435
Other asset-backed	21,885	71	(219)	21,737
Total	$1,209,781	$2,126	$(25,087)	$1,186,820	(1)
December 31, 2005:
Agency residential mortgage-backed	$1,014,575	$13	$(12,918)	$1,001,670
Non-agency residential mortgage-backed	346,460	370	(9,085)	337,745
Commercial mortgage-backed	27,970	1	(608)	27,363
Other asset-backed	22,045	24	(124)	21,945
Private equity	1,984	−	(30)	1,954
Total	$1,413,034	$408	$(22,765)	$1,390,677	(1)

(1)
Other than $39.9 million and $26.3 million in agency Residential Mortgage Back Securities (“RMBS”) and $0 and $2.0 million in private equity investments, all securities are pledged as collateral as of June 30, 2006 and December 31, 2005, respectively.

The following tables summarize the estimated maturities of the Company’s mortgage-backed securities, other asset-backed securities and private equity investments according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Estimated Fair Value		Amortized Cost		Weighted Average Coupon
June 30, 2006 (Unaudited):
Less than one year		$6,022		$6,000	5.66%
Greater than one year and less than five years		1,137,949		1,159,476	5.04%
Greater than five years		42,849		44,305	6.02%
Total		$1,186,820		$1,209,781	5.08%
December 31, 2005:
Less than one year	$	−	$	−	− %
Greater than one year and less than five years		1,355,910		1,377,537	4.91%
Greater than five years		34,767		35,497	5.60%
Total		$1,390,677		$1,413,034	4.92%

(Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 − (Continued)
(Unaudited)

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE − (Continued)

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2006 (Unaudted):
Agency residential mortgage-backed	$490,944	$(15,616)	$771,901	$(21,986)
Non-agency residential mortgage-backed	119,035	(991)	142,925	(1,357)
Commercial mortgage-backed	22,253	(1,258)	26,003	(1,525)
Other asset-backed	−	−	3,094	(219)
Total temporarily impaired securities	$632,232	$(17,865)	$943,923	$(25,087)
December 31, 2005:
Agency residential mortgage-backed	$978,570	$(12,918)	$978,570	$(12,918)
Non-agency residential mortgage-backed	294,359	(9,085)	294,359	(9,085)
Commercial mortgage-backed	26,905	(608)	26,905	(608)
Other asset-backed	12,944	(124)	12,944	(124)
Private equity	1,954	(30)	1,954	(30)
Total temporarily impaired securities	$1,314,732	$(22,765)	$1,314,732	$(22,765)

The temporary impairment of the available-for-sale securities results from the estimated fair value of the securities falling below the amortized cost basis and is solely attributed to changes in interest rates. As of June 30, 2006 and December 31, 2005, respectively, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. The Company intends and has the ability to hold the securities until the estimated fair value of the securities held is recovered, which may be maturity if necessary. As such, the Company does not believe any of the securities held are other-than-temporarily impaired at June 30, 2006 and December 31, 2005, respectively.

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 − (Continued)
(Unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized Premium (Discount)	Net Amortized Cost
June 30, 2006 (Unaudited):
Syndicated bank loans	$603,828	$1,263	$605,091
Commercial real estate loans:
A note	20,000	−	20,000
B notes	164,639	(295)	164,344
Mezzanine loans	114,164	(5,993)	108,171
Total	$902,631	$(5,025)	$897,606
December 31, 2005:
Syndicated bank loans	$397,869	$916	$398,785
Commercial real estate loans:
B notes	121,671	−	121,671
Mezzanine loans	49,417	−	49,417
Total	$568,957	$916	$569,873

At June 30, 2006, the Company’s syndicated bank loan portfolio consisted of $604.8 million of floating rate loans, which bear interest between London Interbank Offered Rate (“LIBOR”) plus 1.38% and LIBOR plus 7.50% with maturity dates ranging from December 2006 to October 2020, and a $249,000 fixed rate loan, which bears interest at 6.25% with a maturity date of September 2015.

At December 31, 2005, the Company’s syndicated bank loan portfolio consisted of $398.5 million of floating rate loans, which bear interest between LIBOR plus 1.00% and LIBOR plus 7.00% with maturity dates ranging from April 2006 to October 2020, and a $249,000 fixed rate loan, which bears interest at 6.25% with a maturity date of September 2015.

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 − (Continued)
(Unaudited)

NOTE 5 - LOANS − (Continued)

The following is a summary of the loans in the Company’s commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Interest Rates	Maturity Dates
June 30, 2006 (Unaudited):
A note - whole loan, floating rate	1	$20,000	LIBOR plus 1.25%	January 2008
B notes, floating rate	9	147,600	LIBOR plus 1.90% to LIBOR plus 6.25%	January 2007 to April 2008
B note, fixed rate	1	16,700	8.68%	April 2016
Mezzanine loans, floating rate	5	55,500	LIBOR plus 2.25% to LIBOR plus 4.50%	August 2007 to July 2008
Mezzanine loan, floating rate	1	6,500	10 year Treasury rate plus 6.64%	January 2016
Mezzanine loans, fixed rate	4	46,200	5.78% to 9.50%	October 2009 to May 2016
Total	21	$292,500

December 31, 2005:
B notes, floating rate	7	$121,700	LIBOR plus 2.15% to LIBOR plus 6.25%	January 2007 to April 2008
Mezzanine loans, floating rate	4	44,400	LIBOR plus 2.25% to LIBOR plus 4.50%	August 2007 to July 2008
Mezzanine loans, fixed rate	1	5,000	5.78% to 9.50%	October 2009 to May 2016
Total	12	$171,100

As of June 30, 2006 and December 31, 2005, the Company had not recorded an allowance for loan losses. At June 30, 2006 and December 31, 2005, all of the Company’s loans were current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and secondary market prices, the Company did not identify any loans with characteristics indicating that impairment had occurred.

NOTE 6 -DIRECT FINANCING LEASES AND NOTES

The Company’s direct financing leases have initial lease terms of 67 months and 54 months, as of June 30, 2006 and December 31, 2005, respectively. The interest rates on notes receivable range from 6% to 12% and from 8% to 9%, as of June 30, 2006 and December 31, 2005, respectively. Investments in direct financing leases and notes, net of unearned income, were as follows (in thousands):

	June 30, 2006	December 31, 2005
	(Unaudited)
Direct financing leases, net of unearned income	$21,077	$18,141
Notes receivable	56,907	5,176
Total	$77,984	$23,317

The components of the net investment in direct financing leases are as follows (in thousands):

	June 30, 2006	December 31, 2005
	(Unaudited)
Total future minimum lease payments	$25,231	$21,370
Unearned income	(4,154)	(3,229)
Total	$21,077	$18,141

(Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 − (Continued)
(Unaudited)

NOTE 6 - DIRECT FINANCING LEASES AND NOTES − (Continued)

The future minimum lease payments expected to be received on non-cancelable direct financing leases and notes were as follows (in thousands):

Years Ending June 30, (Unaudited)	Direct Financing Leases	Notes	Total
2007	$7,323	$12,132	$19,455
2008	6,905	12,218	19,123
2009	4,318	10,802	15,120
2010	2,752	7,555	10,307
2011	2,448	4,269	6,717
Thereafter	1,485	9,931	11,416
	$25,231	$56,907	$82,138

NOTE 7 - BORROWINGS

The Company finances the acquisition of its investments, including securities available-for-sale, loans and equipment leases and notes, primarily through the use of secured and unsecured borrowings in the form of repurchase agreements, warehouse facilities, CDOs, a secured term facility, trust preferred securities issuances and other secured and unsecured borrowings.

Certain information with respect to the Company’s borrowings at June 30, 2006 and December 31, 2005 is summarized in the following table (dollars in thousands):

	Repurchase Agreements	Ischus CDO II Senior Notes (1)	Apidos CDO I Senior Notes (2)	Apidos CDO III Senior Notes (3)	Secured Term Facility	Unsecured Revolving Credit Facility	Unsecured Junior Subordinated Debenture	Total
June 30, 2006 (Unaudited):
Outstanding borrowings	$934,060	$370,867	$317,097	$258,562	$73,343	−	$25,774	$1,979,703
Weighted average borrowing rate	5.52%	5.62%	5.57%	5.76%	7.39%	N/A	9.17%	5.70%
Weighted average remaining maturity	21 days	34.1 years	11.1 years	14.0 years	3.8 years	2.5 years	30 years	N/A
Value of the collateral	$1,048,376	$396,005	$339,763	$265,328	$77,984	N/A	N/A	$2,127,456

December 31, 2005:
Outstanding borrowings	$1,068,277	$370,569	$316,838	$62,961	−	$15,000	−	$1,833,645
Weighted average borrowing rate	4.48%	4.80%	4.42%	4.29%	N/A	6.37%	N/A	4.54%
Weighted average remaining maturity	17 days	34.6 years	11.6 years	90 days	N/A	3.0 years	N/A	N/A
Value of the collateral	$1,146,711	$387,053	$335,831	$62,954	N/A	$45,107	N/A	$1,977,656

(1)	Amount represents principal outstanding of $376.0 million less unamortized issuance costs of $5.1 million and $5.4 million as of June 30, 2006 and December 31, 2005, respectively.

(2)	Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $4.4 million and $4.7 million as of June 30, 2006 and December 31, 2005, respectively.

(3)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $3.9 million as of June 30, 2006. This CDO transaction closed in May 2006. The December 31, 2005 information presented above represents the warehouse agreement balance and related information for Apidos CDO III.

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 − (Continued)
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

The Company had repurchase agreements with the following counterparties at the dates indicated (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
June 30, 2006 (Unaudited):
Credit Suisse Securities (USA) LLC	$17,290	22	5.27%
UBS Securities LLC	$7,031	24	5.29%
Bear, Stearns International Limited	$45,720	17	6.30%
Deutsche Bank AG, Cayman Islands Branch	$44,393	18	6.54%

December 31, 2005:
Credit Suisse Securities (USA) LLC	$31,158	17	4.34%
Bear, Stearns International Limited	$36,044	17	5.51%
Deutsche Bank AG, Cayman Islands Branch	$16,691	18	5.68%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Repurchase and Credit Facilities

The Company entered into a master repurchase agreement with Credit Suisse Securities (USA) LLC (“CS”) to finance the purchase of agency RMBS securities. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. At June 30, 2006, the Company had borrowed $527.7 million with a weighted average interest rate of 5.27%. At December 31, 2005, the Company had borrowed $947.1 million with a weighted average interest rate of 4.34%.

The Company entered into a master repurchase agreement with UBS Securities LLC to finance the purchase of agency RMBS securities. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. At June 30, 2006, the Company had borrowed $201.6 million with a weighted average interest rate of 5.29%. At December 31, 2005, the Company had no borrowings under this agreement.

In August 2005, our subsidiary, RCC Real Estate, entered into a master repurchase agreement with Bear, Stearns International Limited to finance the purchase of commercial real estate loans. The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. The Company has guaranteed RCC Real Estate’s obligations under the repurchase agreement to a maximum of $150.0 million, of which $102.3 million was guaranteed at June 30, 2006. At June 30, 2006, the Company had borrowed $102.3 million with a weighted average interest rate of LIBOR plus 1.07%, which was 6.30% at June 30, 2006. At December 31, 2005, the Company had borrowed $80.6 million with a weighted average interest rate of LIBOR plus 1.14%, which was 5.51% at December 31, 2005.

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 − (Continued)
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

Repurchase and Credit Facilities (continued)

In December 2005, our subsidiary, RCC Real Estate SPE, LLC, entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch to finance the purchase of commercial real estate loans. The maximum amount of the Company’s borrowing under the repurchase agreement is $300.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. The Company has guaranteed RCC Real Estate SPE’s obligations under the repurchase agreement to a maximum of $30.0 million, which may be reduced based upon the amount of equity the Company has in the commercial real estate loans held on this facility. Our maximum risk under this guaranty was $10.1 million at June 30, 2006 and $30.0 million at December 31, 2005. At June 30, 2006, the Company had borrowed $101.1 million with a weighted average interest rate of LIBOR plus 1.28%, which was 6.54% at June 30, 2006. At December 31, 2005, the Company had borrowed $38.5 million with a weighted average interest rate of LIBOR plus 1.32%, which was 5.68% at December 31, 2005.

In December 2005, the Company entered into a $15.0 million unsecured revolving credit facility with Commerce Bank, N.A. This facility was increased to $25.0 million in April 2006. Outstanding borrowings bear interest at one of two rates elected at the Company’s option; (i) the lender’s prime rate plus a margin ranging from 0.50% to 1.50% based upon the Company’s leverage ratio; or (ii) LIBOR plus a margin ranging from 1.50% to 2.50% based upon the Company’s leverage ratio. The facility expires in December 2008. The Company paid $250,000 and $19,000 in commitment fees and unused fees as of June 30, 2006. Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility and are recorded in the consolidated statements of operations. Unused fees are expensed immediately into interest expense and are recorded in the consolidated statements of operations. As of June 30, 2006, no borrowings were outstanding under this facility. At December 31, 2005, the balance outstanding was $15.0 million at an interest rate of 6.37%.

In March 2006, the Company entered into a secured term credit facility with Bayerische Hypo - und Vereinsbank AG to finance the purchase of equipment leases and notes. The maximum amount of the Company’s borrowing under this facility is $100.0 million.

Borrowings under this facility bear interest at one of two rates, determined by asset class:
•	Pool A - one-month LIBOR plus 1.10%; or
•	Pool B - one-month LIBOR plus 0.80%.

The facility expires March 2010. The Company paid $300,000 in commitment fees as of June 30, 2006. Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility and are recorded in the consolidated statements of operations. No unused fees were incurred as of June 30, 2006. As of June 30, 2006, the Company had borrowed $73.3 million at a weighted average interest rate of 7.39%.

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 − (Continued)
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

Collateralized Debt Obligations

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

The senior notes issued to investors by Ischus CDO II consist of the following classes: (i) $214.0 million of class A-1A notes bearing interest at 1-month LIBOR plus 0.27%; (ii) $50.0 million of class A-1B delayed draw notes bearing interest on the drawn amount at 1-month LIBOR plus 0.27%; (iii) $28.0 million of class A-2 notes bearing interest at 1-month LIBOR plus 0.45%; (iv) $55.0 million of class B notes bearing interest at 1-month LIBOR plus 0.58%; (v) $11.0 million of class C notes bearing interest at 1-month LIBOR plus 1.30%; and (vi) $18.0 million of class D notes bearing interest at 1-month LIBOR plus 2.85%. All of the notes issued mature on August 6, 2040, although the Company has the right to call the notes at par any time after August 6, 2009 until maturity. The weighted average interest rate on all notes was 5.62% at June 30, 2006.

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

The senior notes issued to investors by Apidos CDO I consists of the following classes: (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%. All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity. The weighted average interest rate on all notes was 5.57% at June 30, 2006.

In May 2006, the Company closed Apidos CDO III, a $285.5 million CDO transaction that provides financing for syndicated bank loans. The investments held by Apidos CDO III collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders. Apidos CDO III issued a total of $262.5 million of senior notes at par to investors and RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares. The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO III.

The senior notes issued to investors by Apidos CDO III consists of the following classes: (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%. All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity. The weighted average interest rate on all notes was 5.76% at June 30, 2006.

At June 30, 2006, the Company has complied, to the best of its knowledge, with all of the financial covenants under its debt agreements.

(Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 − (Continued)
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

Trust Preferred Securities

In May 2006, the Company formed Resource Capital Trust I (“RCTI”) for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, RCTI is not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of RCTI. The Company owns 100% of the common shares of RCTI, which also issued $25.0 million of preferred shares to unaffiliated investors.

In connection with the issuance and sale of the trust preferred securities, the Company issued a junior subordinated debenture to RCTI of $25.8 million, representing the Company’s maximum exposure to loss. The junior subordinated debt security is recorded as junior subordinated debenture and debt issuance costs are recorded in other assets in the consolidated balance sheets. Unamortized debt issuance costs associated with the junior subordinated debenture were $837,000 at June 30, 2006. These costs are being amortized into interest expense using the effective yield method over a ten year period and are recorded in the consolidated statements of operations.

The rights of holders of common shares of RCTI are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, the common shareholders’ economic and voting rights are pari passu with the preferred shareholders. The preferred and common securities of RCTI do not have a stated maturity date; however, they are subject to mandatory redemption upon the maturity or call of the junior subordinated debenture. The junior subordinated debenture is the sole asset of RCTI and matures on June 30, 2036 and may be called at par by the Company any time after June 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 3.95% per annum. This rate at June 30, 2006 was 9.17%. The Company records its investment in RCTI’s common shares of $774,000 as investment in unconsolidated trust and records dividend income upon declaration by RCTI.

NOTE 8 - CAPITAL STOCK AND EARNINGS PER SHARE

The Company had 500,000,000 shares of common stock, par value $0.001 per share, authorized and 17,815,182 and 15,682,334 shares (including 234,224 and 349,000 restricted shares) outstanding as of June 30, 2006 and December 31, 2005, respectively.

On March 8, 2005, the Company granted 345,000 shares of restricted common stock and options to purchase 651,666 common shares at an exercise price of $15.00 per share, to the Manager. One third of the shares of restricted stock and options vested on March 8, 2006. The Company granted 4,000 shares of restricted common stock to the Company’s non-employee directors as part of their annual compensation. These shares vested in full on March 8, 2006. On March 8, 2006, the Company granted 4,224 shares of restricted stock to the Company’s non-employee directors as part of their annual compensation. These shares vest in full on the first anniversary of the date of the grant.

The following table summarizes restricted common stock transactions:

	Manager	Non-Employee Directors	Total
Unvested shares as of December 31, 2005	345,000	4,000	349,000
Issued	−	4,224	4,224
Vested	(115,000)	(4,000)	(119,000)
Forfeited	−	−	−
Unvested shares as of June 30, 2006 (Unaudited)	230,000	4,224	234,224

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 − (Continued)
(Unaudited)

NOTE 8 - CAPITAL STOCK AND EARNINGS PER SHARE − (Continued)

Pursuant to SFAS No. 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager at the current market price. The estimated fair value of the shares of restricted stock granted, including shares issued to the non-employee directors, was $4.7 million and $5.2 million at June 30, 2006 and December 31, 2005, respectively.

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2005	651,666		$15.00
Granted	−	$	−
Exercised	−	$	−
Forfeited	−	$	−
Outstanding as of June 30, 2006 (Unaudited)	651,666		$15.00

None of the common stock options outstanding were exercised at June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, 722 common stock options were exercisable, and no common stock options were exercisable as of December 31, 2005. The common stock options are valued using the Black-Scholes model using the following assumptions:

	June 30, 2006	December 31, 2005
	(Unaudited)
Expected life	9 years	10 years
Discount rate	5.220%	4.603%
Volatility	24.68%	20.11%
Dividend yield	11.50%	12.00%

The estimated fair value of the total common stock options was $284,500 and $158,300 at June 30, 2006 and December 31, 2005, respectively. The estimated fair value of each option grant at June 30, 2006 and December 31, 2005, respectively, was $0.421 and $0.243. For the three months ended June 30, 2006 and 2005, six months ended June 30, 2006 and the period from March 8, 2005 (date operations commenced) through June 30, 2005 (hereafter referred to as period ended June 30, 2005), the components of equity compensation expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,	Period Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Options granted to Manager	$10	$24	$122	$30
Restricted shares granted to Manager	215	788	670	987
Restricted shares granted to non-employee directors	15	15	30	19
Total equity compensation expense	$240	$827	$822	$1,036

During the three and six months ended June 30, 2006, the Manager had received 2,086 and 7,824 shares, respectively, as incentive compensation, valued at $29,000 and $115,000, respectively, pursuant to the management agreement. No incentive fee compensation shares were issued as of December 31, 2005.

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 − (Continued)
(Unaudited)

NOTE 8 - CAPITAL STOCK AND EARNINGS PER SHARE − (Continued)

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,	Period Ended June 30,
	2006	2005	2006	2005
Basic:	(Unaudited)		(Unaudited)
Net income	$6,066	$2,280	$11,217	$2,232
Weighted average number of shares outstanding	17,580,293	15,333,334	17,099,051	15,333,334
Basic net income per share	$0.35	$0.15	$0.66	$0.15

Diluted:
Net income	$6,066	$2,280	$11,217	$2,232
Weighted average number of shares outstanding	17,580,293	15,333,334	17,099,051	15,333,334
Additional shares due to assumed conversion of dilutive instruments	112,293	40,310	123,502	69,067
Adjusted weighed-average number of common shares outstanding	17,692,586	15,373,644	17,222,553	15,402,401
Diluted net income per share	$0.34	$0.15	$0.65	$0.14

Potentially dilutive shares relating to stock options to purchase 651,666 shares of common stock and warrants to purchase 1,568,244 shares of common stock for the three and six months ended June 30, 2006 and 349,000 restricted shares and options to purchase 651,666 shares of common stock for the three months ended June 2005 and the period ended June 30, 2005 are not included in the calculation of diluted net income per share because the effect is anti-dilutive.

NOTE 9 - RELATED-PARTY TRANSACTIONS

Management Agreement

The base management fee for the three and six months ended June 30, 2006 was $918,000 and $1.8 million respectively. The incentive management fee for the three and six months ended June 30, 2006 was $319,000 and $432,000, respectively. The base management fee for the three months ended June 30, 2005 and period from March 8, 2005 to June 30, 2005 was $808,000 and $1.0 million, respectively. No incentive management fee was earned by the Manager for the three months ended June 30, 2005 and the period ended June 30, 2005.

At June 30, 2006, the Company was indebted to the Manager for base and incentive management fees of $615,000 and $315,000, respectively, and reimbursement of expenses of $142,000. At December 31, 2005, the Company was indebted to the Manager for base and incentive management fees of $552,000 and $344,000, respectively, and reimbursement of expenses of $143,000. These amounts are included in management and incentive fee payable and accounts payable and accrued liabilities, respectively.

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 − (Continued)
(Unaudited)

NOTE 9 - RELATED-PARTY TRANSACTIONS − (Continued)

Relationship with Resource Real Estate

Resource Real Estate, a subsidiary of RAI, originates, finances and manages the Company’s commercial real estate loan portfolio, including A notes, B notes and mezzanine loans. The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated. At June 30, 2006 and December 31, 2005, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio of $164,000 and $22,000, respectively.

Relationship with LEAF Financial Corporation (“LEAF”)

LEAF, a subsidiary of RAI, originates and manages equipment leases and notes on the Company’s behalf. The Company purchases these leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs. In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes. At June 30, 2006 and December 31, 2005, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of $114,000 and $41,000, respectively. The LEAF servicing fees for the three and six months ended June 30, 2006 were $165,000 and $220,000, respectively. No LEAF servicing fees were incurred for the three months and period ended June 30, 2005.

Relationship with RAI

At June 30, 2006, RAI, the corporate parent of the Manager, had a 10.7% ownership interest in the Company, consisting of 1,900,000 shares purchased, 7,824 shares received as incentive compensation pursuant to the management agreement (excluding 6,149 shares earned but not received relating to incentive compensation for the three months ended June 30, 2006) and 307 vested shares associated with the issuance of restricted stock. In addition, certain officers of the Manager and its affiliates had a 2.2% ownership interest in the Company, consisting of 313,167 shares purchased and 83,995 vested shares associated with the issuance of restricted stock as of June 30, 2006. All such shares were purchased at the same price at which shares were purchased by the other investors.

Relationship with Law Firm

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood Law Firm. The Company paid Ledgewood $91,000 and $289,000 for the three and six months ended June 30, 2006, respectively, and $400,000 for the period ended June 30, 2005. No such fees were paid for the three months ended June 30, 2005. Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

NOTE 10 - DISTRIBUTIONS

On June 20, 2006, the Company declared a quarterly distribution of $0.36 per share of common stock, $6.4 million in the aggregate, which was paid on July 21, 2006 to stockholders of record as of June 29, 2006.

On March 16, 2006, the Company declared a quarterly distribution of $0.33 per share of common stock, $5.9 million in the aggregate, which was paid on April 10, 2006 to stockholders of record as of March 27, 2006.

(Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 − (Continued)
(Unaudited)

NOTE 10 - DISTRIBUTIONS − (Continued)

On January 13, 2006, the Company paid a special dividend to stockholders of record on January 4, 2006, including holders of restricted stock, consisting of warrants to purchase the Company’s common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $15.00 per share. Stockholders received one warrant for each ten shares of common stock and restricted stock held. If an existing stockholder owned shares in other than a ten-share increment, the stockholder received an additional warrant. The warrants will expire on January 13, 2009 and will not be exercisable until January 13, 2007. An aggregate of 1,568,244 shares are issuable upon exercise of the warrants.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which it is practicable to estimate value. The estimated fair value of available-for-sale securities, derivatives and direct financing leases and notes is equal to their respective carrying value presented in the consolidated balance sheets. The estimated fair value of loans held for investment was $780.1 million and $571.7 million as of June 30, 2006 and December 31, 2005, respectively. The estimated fair value of all other assets and liabilities approximate carrying value as of June 30, 2006 and December 31, 2005 due to the short-term nature of these items.

NOTE 12 - DERIVATIVE INSTRUMENTS

At June 30, 2006, the Company had nine interest rate swap contracts and four forward interest rate swap contracts. The Company will pay an average fixed rate of 4.67% and receive a variable rate equal to one-month and three-month LIBOR on the interest rate swap contracts. The aggregate notional amount of these contracts is $836.8 million. The Company will pay an average fixed rate of 5.65% and receive a variable rate equal to one-month LIBOR on the forward interest rate swap contracts. The aggregate notional amount of these contracts is $56.6 million, of which three contacts will commence in August 2006 and one contract will commence in February 2007. In addition, the Company had one interest rate cap agreement outstanding whereby it reduced its exposure to variability in future cash outflows attributable to changes in LIBOR. The aggregate notional amount of this contract was $15.0 million at June 30, 2006.

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

The estimated fair value of the Company’s interest rate swaps, forward swaps and interest rate cap was $6.7 million and $3.0 million as of June 30, 2006 and December 31, 2005, respectively. The Company had aggregate unrealized gains of $6.4 million and $2.8 million on the interest rate swap agreements and interest rate cap agreement, as of June 30, 2006 and December 31, 2005, respectively, which is recorded in accumulated other comprehensive loss.

NOTE 13 - SUBSEQUENT EVENT

On August 7, 2006, the Company closed an offering for $25.0 million in unsecured trust preferred securities through a wholly-owned Delaware statutory trust, RCC Trust II.  The Company intends to issue the trust preferred securities and fund the offering on or before September 15, 2006.  The securities bear a floating rate of interest equal to three-month LIBOR plus 3.95%.  The securities mature on October 30, 2036 and may be called at par by the Company any time after October 30, 2011.

(Index)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for period ended December 31, 2005. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

Overview

We are a specialty finance company that intends to qualify and will elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable period ended December 31, 2005. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy. We invest in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets. We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and to mitigate interest rate risk through derivative instruments. Future distributions and capital appreciation are not guaranteed, however, and we have only limited operating history and REIT experience upon which you can base an assessment of our ability to achieve our objectives.

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

(Index)

On March 8, 2005, we received net proceeds of $214.8 million from a private placement of 15,333,334 shares of common stock. On February 10, 2006, we received net proceeds of $27.3 million from our initial public offering of 4,000,000 shares of common stock (including 1,879,200 shares sold by certain selling stockholders of the Company). As of June 30, 2006, we had invested 14.8% of our portfolio in commercial real estate-related assets, 36.6% in agency RMBS, 16.1% in non-agency RMBS and 32.5% in commercial finance assets. We intend to diversify our portfolio over our targeted asset classes during the next 12 months as follows: between 20% and 25% in commercial real estate-related assets, between 25% and 30% in agency RMBS, between 15% and 20% in non-agency RMBS, and between 30% and 35% in commercial finance assets, subject to the availability of appropriate investment opportunities and changes in market conditions. We expect that diversifying our portfolio by shifting the mix towards higher-yielding assets will increase our earnings, subject to maintaining the credit quality of our portfolio. If we are unable to maintain the credit quality of our portfolio, however, our earnings will decrease. Because the amount of leverage we intend to use will vary by asset class, our asset allocation may not reflect the relative amounts of equity capital we have invested in the respective classes. The results of operations discussed below are for the three and six months ended June 30, 2006, three months ended June 30, 2005 and the period from March 8, 2005 (date operations commenced) to June 30, 2005 (which we refer to as the period ended June 30, 2005).

Results of Operations

Our portfolio investments have been comprised of commercial real estate loans, agency RMBS, non-agency RMBS, other ABS, syndicated bank loans, private equity and equipment leases and notes. We have financed our agency RMBS portfolio and commercial real estate loan portfolio through short-term repurchase agreements, our non-agency RMBS, other ABS and syndicated bank loans through warehouse facilities as a short-term financing source and our equipment lease and notes portfolio through a secured term facility. We intend to use CDOs and other secured borrowings as a long-term financing source for our non-agency RMBS, other ABS, syndicated bank loans and commercial real estate loans. Through June 30, 2006 and the period ended December 31, 2005, we closed one and two CDO financings, respectively. In general, to the extent that we do not hedge the interest rate exposure within our agency RMBS portfolio, rising interest rates (particularly short-term rates) will decrease our net interest income from levels that might otherwise be expected, as the cost of our repurchase agreements will rise faster than the yield on our agency RMBS. In addition, our agency RMBS are subject to interest rate caps while the short-term repurchase agreements we use to finance them are not. As a result, if interest rates rise to the point where increases in our interest income are limited by these caps, our net interest income could be reduced or, possibly, we could incur losses. In January 2006, we entered into an amortizing swap agreement that will extend the period of time we have hedged the risks on our agency RMBS portfolio through October 2007. Concurrently with entering into this interest rate swap agreement, we sold approximately $125.4 million of agency RMBS, thereby reducing our portfolio of agency RMBS to $853.5 million, on a cost basis. Since this sale, our agency RMBS portfolio has been reduced further by prepayments to a balance of $812.8 million, on a cost basis, at June 30, 2006. We expect to continue to lower our exposure to this asset class as prepayments are received on this portfolio. As of June 30, 2006, we had entered into interest rate swaps that seek to hedge a substantial portion of the risks associated with increasing interest rates with maturities ranging from July 2006 through October 2007.

Our net income for the three and six months ended June 30, 2006 was $6.1 million and $11.2 million, or $0.34 and $0.65 per weighted average common share-diluted, respectively, as compared to $2.3 million and $2.2 million, or $0.15 and $0.14 per weighted average common share (basic and diluted), for the three months and period ended June 30, 2005, respectively.

(Index)

The following table sets forth information relating to our interest income recognized for the periods presented (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,	Period Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest income from securities available-for-sale:
Agency RMBS	$9,404	$7,478	$19,631	$7,881
Non-agency RMBS	5,900	2,109	11,299	2,110
CMBS	395	314	784	314
Other ABS	354	188	681	188
Private equity	−	−	30	−
Total interest income from securities available-for-sale	16,053	10,089	32,425	10,493

Interest income from loans:
Syndicated bank loans	10,496	1,445	17,991	1,445
Commercial real estate loans	5,204	13	8,729	13
Total interest income from loans	15,700	1,458	26,720	1,458

Interest income - other:
Leasing	1,297	−	1,803	−
Interest rate swap agreements	1,451	−	2,663	−
Temporary investment in over-night repurchase agreements	402	852	726	1,142
Total interest income - other	3,150	852	5,192	1,142
TOTAL INTEREST INCOME	$34,903	$12,399	$64,337	$13,093

Interest Income - Three and Six Months Ended June 30, 2006 as compared to Three Months and Period Ended June 30, 2005

During 2005, we were in the process of acquiring and building our investment portfolio. As a result, we acquired a substantial portion of our commercial real estate loans and commercial finance assets after the three months and period ended June 30, 2005 had been completed. This balance sheet trend is important in comparing and analyzing the results of operations for the 2006 and 2005 periods presented.

In addition, since the Company commenced operations on March 8, 2005, results for the period ended June 30, 2005 reflect less than four months of activity as compared with the six full months ended June 30, 2006.

Interest income increased $22.5 million (182%) and $51.2 million (391%) to $34.9 million and $64.3 million for the three and six months ended June 30, 2006, respectively, from $12.4 million and $13.1 million for the three months and period ended June 30, 2005, respectively. We attribute these increases to the following:

Interest income from securities available-for-sale

Agency RMBS securities generated $9.4 million and $19.6 million of interest income for the three and six months ended June 30, 2006, respectively, as compared to $7.5 million and $7.9 million for the three months and period ended June 30, 2005, respectively, an increase of $1.9 million (26%) and $11.7 million (149%), respectively. These increases primarily resulted from the following:

•	The acquisition of $459.8 million of agency RMBS securities during the three months and period ended June 30, 2005, which were held for the entire three and six months ended June 30, 2006.

(Index)

•	The acquisition of $186.3 million of agency RMBS securities since June 30, 2005.

These acquisitions were partially offset by:

•	The sale of agency RMBS securities in January 2006 totaling approximately $125.4 million.

•
The receipt of principal payments on agency RMBS securities totaling $182.0 million since June 30, 2005, including $40.7 million and $76.3 million during the three and six months ended June 30, 2006, respectively.

Non-agency RMBS securities contributed $5.9 million and $11.3 million of interest income for the three and six months ended June 30, 2006, respectively, as compared to $2.1 million for both the three months and period ended June 30, 2005, an increase of $3.8 million (180%) and $9.2 million (435%), respectively. These increases resulted primarily from the following:

•	The acquisition of $274.4 million of non-agency securities during the three months and period ended June 30, 2005, which were held for the entire three and six months ended June 30, 2006.

•
The acquisition of $84.2 million of non-agency securities (net of sales of $3.5 million) since June 30, 2005, including $3.1 million and $4.4 million (net of sales of $3.5 million) acquired during the three and six months ended June 30, 2006, respectively.

CMBS securities contributed $395,000 and $784,000 of interest income for the three and six months ended June 30, 2006, respectively, as compared to $314,000 for both the three months and period ended June 30, 2005, respectively, an increase of $81,000 (26%) and $470,000 (150%). These increases resulted primarily from the following:

•	The acquisition of $28.0 million of CMBS securities during the three months and period ended June 30, 2005, which were held for the entire three and six months ended June 30, 2006.

Other ABS securities contributed $354,000 and $681,000 of interest income for the three and six months ended June 30, 2006, respectively, as compared to $188,000 for both the three months and period ended June 30, 2005, respectively, an increase of $166,000 (88%) and $493,000 (262%), respectively. These increases resulted primarily from the following:

•
The acquisition of $23.1 million of other ABS securities (net of sales of $5.5 million) during the three months and period ended June 30, 2005, which were held for the entire three and six months ended June 30, 2006.

•	The acquisition of $771,000 of other ABS securities during both the three and six months ended June 30, 2006.

These acquisitions were partially offset by:

•	The receipt of principal payments on other ABS securities totaling $1.5 million since June 30, 2005, including $444,000 and $931,000 during the three and six months ended June 30, 2006, respectively.

Interest income from loans

Syndicated bank loans generated $10.5 million and $18.0 million of interest income for the three and six months ended June 30, 2006, respectively, as compared to $1.4 million for both the three months and period ended June 30, 2005, an increase of $9.1 million (626%) and $16.6 million (1,145%), respectively. These increases resulted primarily from the following:

•
The acquisition of $157.1 million of syndicated bank loans (net of sales of $30.0 million) during the three months and period ended June 30, 2005, which were held for the entire three and six months ended June 30, 2006.

•
The acquisition of $553.6 million of syndicated bank loans (net of sales of $124.8 million) since June 30, 2005, including $165.4 million (net of sales of $29.2 million) and $340.8 million (net of sales of $63.8 million) during the three and six months ended June 30, 2006, respectively.

(Index)

These acquisitions were partially offset by:

•
The receipt of principal payments on syndicated bank loans totaling $103.1 million since June 30, 2005, including $32.8 million and $70.5 million during the three and six months ended June 30, 2006, respectively.

Commercial real estate loans produced $5.2 million and $8.7 million of interest income for the three and six months ended June 30, 2006, as compared to $13,000 for both the three months and period ended June 30, 2005, respectively. These increases resulted entirely from the following:

•	The acquisition of $25.3 million of commercial real estate loans during the three months and period ended June 30, 2005, which were held for the entire three and six months ended June 30, 2006.

•
The acquisition of $267.6 million of commercial real estate loans (net of principal payments of $16.5 million) since June 30, 2005, including $96.8 million and $137.8 million during the three and six months ended June 30, 2006, respectively.

Interest income - other

Our equipment leasing portfolio generated $1.3 million and $1.8 million in interest income for the three and six months ended June 30, 2006, respectively, resulting from the purchase of $87.6 million of equipment leases and notes (net of principal payments of $10.2 million) since June 30, 2005, including $20.3 million (net of principal payments of $3.8 million) and $62.5 million (net of principal payments of $8.4 million) of equipment leases and notes acquisitions during the three and six months ended June 30, 2006, respectively. No income was generated from our equipment leasing and notes portfolio for the three months and period ended June 30, 2005.

Interest from interest rate swap agreements produced $1.5 million and $2.7 million of interest income for the three and six months ended June 30, 2006, respectively, resulting from increases in the floating rate index we receive under our swap agreements. During the prior year, the floating rate we received did not exceed the fixed rate we paid under these same agreements. As a result, no interest income from interest rate swap agreements was generated for the three months and period ended June 30, 2005.

The following table sets forth information relating to our interest expense incurred for the periods presented (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,	Period Ended June 30,
	2006	2005	2006	2005
INTEREST EXPENSE:
Agency RMBS	$9,419	$4,522	$18,536	$4,732
Non-agency / CMBS / ABS	5,339	1,982	10,191	1,982
Syndicated bank loans	7,829	791	13,103	791
Commercial real estate loans	2,655	−	4,476	−
Leasing	938	−	948	−
General	339	635	467	635
TOTAL INTEREST EXPENSE	$26,519	$7,930	$47,721	$8,140

Interest Expense - Three and Six Months Ended June 30, 2006 as compared to Three Months and Period Ended June 30, 2005

During 2005, while we were in the process of acquiring and building an investment portfolio, our borrowing obligations grew in tandem with the related underlying assets. Subsequent to June 30, 2005, we added additional borrowings that substantially funded our investment portfolio acquisitions that are detailed under the “Results of Operations−Interest Income” section. Further, some of the existing borrowings at June 30, 2005 were repaid by new borrowings after June 30, 2005. These developing borrowing trends are important in comparing and analyzing interest expense for the 2006 and 2005 periods presented.

(Index)

In addition, since the Company commenced operations on March 8, 2005, results for the period ended June 30, 2005 reflect less than four months of activity as compared with the six full months ended June 30, 2006.

Interest expense increased $18.6 million (235%) and $39.6 million (486%) to $26.5 million and $47.7 million for the three and six months ended June 30, 2006, respectively, from $7.9 million and $8.1 million for the three months and period ended June 30, 2005, respectively. We attribute these increases to the following:

Interest expense related to Agency RMBS repurchase agreements was $9.4 million and $18.5 million for the three and six months ended June 30, 2006, respectively, as compared to $4.5 million and $4.7 million for the three months and period ended June 30, 2005, respectively, an increase of $4.9 million (108%) and $13.8 million (292%). These increases resulted primarily from the following:

•
We funded securities acquired during the 2005 period substantially with repurchase agreement obligations which were $741.0 million and $764.0 million, on average, during the three and six months ended June 30, 2006, respectively, as compared to $708.0 million and $631.0 million, on average, during the three months and period ended June 30, 2005, respectively.

•
Our weighted average interest rate on these repurchase agreement obligations increased to 5.07% and 4.83% for the three and six months ended June 30, 2006, respectively, from 3.14% and 3.09% for both the three months and period ended June 30, 2005, respectively.

Non-agency RMBS, CMBS and other ABS, which we refer to collectively as ABS, assets were pooled and financed by a CDO (Ischus CDO II). Interest expense related to these obligations was $5.3 million and $10.2 million for both the three and six months ended June 30, 2006, respectively, as compared to $2.0 million for both the three months and period ended June 30, 2005, an increase of $3.3 million (169%) and $8.2 million (414%). These increases resulted primarily from the following:

•
As a result of the continued acquisitions of ABS assets during the period after June 30, 2005, we financed our first ABS CDO (Ischus CDO II) in July 2005. Ischus CDO II issued $376.0 million of senior notes into several classes with rates ranging from 1-month LIBOR plus 0.27% to 1-month LIBOR plus 2.85%. The Ischus CDO II proceeds were used to repay borrowings under our warehouse facility, which had a balance at June 30, 2005 of $318.2 million.

•
The weighted average interest rate on the senior notes was 5.47% and 5.23% for the three and six months ended June 30, 2006, respectively, as compared to 3.53% on the warehouse facility for both the three months and period ended June 30, 2005.

•
We amortized $148,000 and $299,000 of deferred debt issuance costs related to the Ischus CDO II closing for the three and six months ended June 30, 2006, respectively. No such costs were incurred for the three months and period ended June 30, 2005.

Interest expense on syndicated bank loans was $7.8 million and $13.1 million for the three and six months ended June 30, 2006, as compared to $791,000 for both the three months and period ended June 30, 2005, respectively, an increase of $7.0 million (890%) and $12.3 million (1,557%), respectively. These increases resulted primarily from the following:

•
As a result of the continued acquisitions of syndicated bank loans during the period after June 30, 2005, we financed our first syndicated bank loan CDO (Apidos CDO I) in August 2005. Apidos CDO I issued $321.5 million of senior notes into several classes with rates ranging from 3-month LIBOR plus 0.26% to a fixed rate of 9.251%. The Apidos CDO I financing proceeds were used to repay borrowings under our warehouse facility, which had a balance at June 30, 2005 of $154.6 million. The weighted average interest rate on the senior notes was 5.44% and 5.17% for the three and six months ended June 30, 2006, respectively, as compared to 3.14% on the warehouse facility for both the three months and period ended June 30, 2005.

(Index)

•
As a result of the continued acquisitions of syndicated bank loans after the closing of Apidos I, we financed our second syndicated bank loan CDO (Apidos CDO III) in May 2006. Apidos CDO III issued $262.5 million of senior notes into several classes with rates ranging from 3-month LIBOR plus 0.26% to 3-month LIBOR plus 4.25%. The Apidos CDO III proceeds used to repay borrowings under a warehouse facility, which had a balance as of March 31, 2006 of $132.8 million. The weighted average interest rate on the senior notes was 5.48% and 5.14% for the three and six months ended June 30, 2006, respectively. No such facility existed as of June 30, 2005.

•
We amortized $200,000 and $329,000 of deferred debt issuance costs related to the CDO closings for the three and six months ended June 30, 2006, respectively. No such costs were incurred for the three months and period ended June 30, 2005.

Interest expense on commercial real estate loans was $2.7 million and $4.5 million for the three and six months ended June 30, 2006, respectively, resulting from the financing of our commercial real estate loan portfolio acquired after June 30, 2005 primarily with repurchase agreements. At June 30, 2006, we had an outstanding balance of $203.9 million with an interest rate of 6.29%. No interest expense was incurred in connection with financing our commercial real estate loan portfolio for the three months and period ended June 30, 2005.

Interest expense on leasing activities was $938,000 and $948,000 for the three and six months ended June 30, 2006, respectively, resulting from the financing of direct financing leases and notes acquired since June 30, 2005 with our secured term credit facility. At June 30, 2006, we had an outstanding balance of $73.3 million with an interest rate of 7.39%. No interest expense was incurred in connection with financing our equipment leasing and notes portfolio for the three months and period ended June 30, 2005.

Other Gains and Losses - Three Months Ended June 30, 2006 as compared to Three Months Ended June 30, 2005

Net realized gain on investments for the three months ended June 30, 2006 of $161,000 consisted of gains on the sale of bank loans. Net realized loss on investments for the three months ended June 30, 2005 of $14,000 consisted of $18,000 of losses related to the sale of bank loans and $4,000 of gains related to the sale of available-for-sale securities.

Other Gains and Losses - Six Months Ended June 30, 2006 as compared to the Period Ended June 30, 2005

Net realized loss on investments for the six months ended June 30, 2006 of $538,000 consisted of $1.4 million of losses related to the sale of available-for-sale securities, $303,000 of net realized gains on the sale of bank loans and $570,000 of gains related to the early termination of two equipment leases. Net realized loss on investments for the period ended June 30, 2005 of $14,000 consisted of $18,000 of losses related to the sale of bank loans and $4,000 of gains related to the sale of available-for-sale securities.

(Index)

The following table sets forth information relating to our non-investment expenses incurred for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,	Period Ended June 30,
	2006	2005	2006	2005
NON−INVESTMENT EXPENSES:
Management fee - related party	$1,237	$808	$2,230	$1,016
Equity compensation - related party	240	827	822	1,036
Professional services	304	100	565	122
Insurance	125	120	246	150
General and administrative	573	320	998	383
TOTAL NON−INVESTMENT EXPENSES	$2,479	$2,175	$4,861	$2,707

Since the Company commenced operations on March 8, 2005, results for the period ended June 30, 2005 reflect less than four months of activity as compared with the six full months ended June 30, 2006.

Non-Investment Expenses - Three and Six Months Ended June 30, 2006 as compared to Three Months and Period Ended June 30, 2005

Management fee - related party increased $429,000 (53%) and $1.2 million (119%) to $1.2 million and $2.2 million for the three and six months ended June 30, 2006, respectively, as compared to $808,000 and $1.0 million for the three months and period ended June 30, 2005, respectively. These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement. The base management fees increased by $109,000 (14%) and $782,000 (77%) to $918,000 and $1.8 million for the three and six months ended June 30, 2006, respectively, as compared to $808,000 and $1.0 million for the three months and period ended June 30, 2005, respectively. These increases were due to increased equity as a result of our public offering in February 2006. Incentive management fees totaled $319,000 and $432,000 for the three and six months ended June 30, 2006, respectively. The manager did not earn an incentive management fee for the three months and period ended June 30, 2005.

Equity compensation - related party decreased $587,000 (71%) and $214,000 (21%) to $240,000 and $822,000 for the three and six months ended June 30, 2006, respectively, as compared to $827,000 and $1.0 million for the three months and period ended June 30, 2005, respectively. These expenses relate to the amortization of the March 8, 2005 grant of restricted common stock to the manager, the March 8, 2005 and 2006 grants of restricted common stock to our non-employee independent directors and the March 8, 2005 grant of options to the manager to purchase common stock. The decreases in expense were primarily the result of an adjustment related to our quarterly remeasurement of unvested stock and options to reflect changes in fair value of our common stock.

Professional services increased $204,000 (204%) and $443,000 (363%) to $304,000 and $565,000 for the three and six months ended June 30, 2006, respectively, as compared to $100,000 and $122,000 for the three months and period ended June 30, 2005. These increases were primarily due to an increase in audit and tax fees associated with the closing of Apidos CDO III.

Insurance expense increased $5,000 (.4%) and $96,000 (64%) to $125,000 and $246,000 for the three and six months ended June 30, 2006, respectively, as compared to $120,000 and $150,000 for the three months and period ended June 30, 2005, respectively. These amounts represent amortization related to our purchase of directors’ and officers’ insurance. The increase for the six months ended June 30, 2006 was due to the fact that the period ended June 30, 2005 did not contain a full six months of operations, but rather covered the period from our initial date of operations, March 8, 2005, through June 30, 2005, as compared to the full six months ended June 30, 2006.

(Index)

General and administrative expenses increased $253,000 (79%) and $615,000 (161%) to $573,000 and $998,000 for the three and six months ended June 30, 2006, respectively, as compared to $320,000 and $383,000 for the three months and period ended June 30, 2005, respectively. These expenses include expense reimbursements due to our manager, rating agency expenses and all other operating costs incurred. These increases were primarily the result of the addition of rating agency fees associated with our three CDOs, which all closed subsequent to June 30, 2005 as well as an increase in general operating expenses.

Income Taxes

We do not pay federal income tax on income we distribute to our stockholders, subject to our compliance with REIT qualification requirements. However, Resource TRS, our domestic TRS, is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code. As of June 30, 2006 and 2005, we did not conduct any of our operations through Resource TRS.

Apidos CDO I and Apidos CDO III, our foreign taxable REIT subsidiaries, were formed to complete securitization transactions structured as secured financings. Apidos CDO I and Apidos CDO III are organized as exempt companies incorporated with limited liability under the laws of the Cayman Islands and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, we generally will be required to include Apidos CDO I and Apidos CDO III’s current taxable income in our calculation of REIT taxable income.

Financial Condition

Summary

Our total assets at June 30, 2006 were $2.2 billion as compared to $2.0 billion at December 31, 2005. The increase in total assets principally was due to a $202.4 million increase in our syndicated bank loans held by Apidos CDO III, which closed in May 2006, a $138.0 million increase in our commercial real estate loan portfolio resulting from the purchase of nine additional loans and three additional fundings on existing loan positions, and a $54.7 million increase in equipment leases and notes in connection with three additional purchases of leasing assets from LEAF Financial Corporation in March, May and June 2006. This increase was partially offset by the sale of approximately $125.4 million of agency RMBS coupled with principal repayments of $76.3 million on this portfolio. As a result of the sale, we reduced the associated debt with this portfolio. Our liquidity at June 30, 2006 was strengthened by the completion of our initial public offering in February 2006 which resulted in net proceeds of $27.3 million after deducting underwriters’ discounts and commissions and offering expenses and the completion of our May 2006 trust preferred securities issuance which resulted in net proceeds of $24.2 million after deducting issuance costs. As of June 30, 2006, we had $3.6 million of cash and cash equivalents.

(Index)

Investment Portfolio

The tables below summarize the amortized cost and estimated fair value of our investment portfolio as of June 30, 2006 and as of December 31, 2005, classified by interest rate type. The tables below include both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the estimated fair value of our investment portfolio and the related dollar price, which is computed by dividing the estimated fair value by par amount (in thousands, except percentages):

	June 30, 2006
	Amortized cost	Dollar price	Estimated fair value	Dollar price	Estimated fair value less amortized cost	Dollar price
Floating rate
Non-agency RMBS	$341,148	99.15%	$341,951	99.39%	$803	0.24%
CMBS	429	100.00%	433	100.93%	4	0.93%
Other ABS	18,571	98.92%	18,642	99.30%	71	0.38%
A notes	20,000	100.00%	20,000	100.00%	−	0.00%
B notes	147,639	99.90%	147,639	99.90%	−	0.00%
Mezzanine loans	55,484	99.97%	55,484	99.97%	−	0.00%
Syndicated bank loans	604,842	100.21%	603,128	99.93%	(1,714)	-0.28%
Total floating rate	$1,188,113	99.83%	$1,187,277	99.76%	$(836)	-0.07%
Hybrid rate
Agency RMBS	$812,791	100.08%	$790,815	97.38%	$(21,976)	-2.70%
Total hybrid rate	$812,791	100.08%	$790,815	97.38%	$(21,976)	-2.70%
Fixed rate
Non-agency RMBS	$6,000	100.00%	$5,882	98.03%	$(118)	-1.97%
CMBS	27,528	98.69%	26,002	93.22%	(1,526)	-5.47%
Other ABS	3,314	99.97%	3,095	93.36%	(219)	-6.61%
B notes	16,705	98.26%	16,705	98.26%	−	0.00%
Mezzanine loans	52,687	89.87%	52,687	89.87%	−	0.00%
Syndicated bank loans	249	99.60%	249	99.60%	−	0.00%
Equipment leases and notes	77,984	100.00%	77,984	100.00%	−	0.00%
Total fixed rate	$184,467	96.55%	$182,604	95.57%	$(1,863)	-0.98%
Grand total	$2,185,371	99.64%	$2,160,696	98.51%	$(24,675)	-1.13%

(Index)

	December 31, 2005
	Amortized cost	Dollar price	Estimated fair value	Dollar price	Estimated fair value less amortized cost	Dollar price
Floating rate
Non-agency RMBS	$340,460	99.12%	$331,974	96.65%	$(8,486)	-2.47%
CMBS	458	100.00%	459	100.22%	1	0.22%
Other ABS	18,731	99.88%	18,742	99.94%	11	0.06%
B notes	121,945	100.00%	121,945	100.00%	−	0.00%
Mezzanine loans	44,500	100.00%	44,500	100.00%	−	0.00%
Syndicated bank loans	398,536	100.23%	399,979	100.59%	1,443	0.36%
Private equity	1,984	99.20%	1,954	97.70%	(30)	-1.50%
Total floating rate	$926,614	99.77%	$919,553	99.01%	$(7,061)	-0.76%
Hybrid rate
Agency RMBS	$1,014,575	100.06%	$1,001,670	98.79%	$(12,905)	-1.27%
Total hybrid rate	$1,014,575	100.06%	$1,001,670	98.79%	$(12,905)	-1.27%
Fixed rate
Non-agency RMBS	$6,000	100.00%	$5,771	96.18%	$(229)	-3.82%
CMBS	27,512	98.63%	26,904	96.45%	(608)	-2.18%
Other ABS	3,314	99.97%	3,203	96.62%	(111)	-3.35%
Mezzanine loans	5,000	100.00%	5,000	100.00%	−	0.00%
Syndicated bank loans	249	99.60%	246	98.40%	(3)	-1.20%
Equipment leases and notes	23,317	100.00%	23,317	100.00%	−	0.00%
Total fixed rate	$65,392	99.42%	$64,441	97.97%	$(951)	-1.45%
Grand total	$2,006,581	99.90%	$1,985,664	98.86%	$(20,917)	-1.04%

Residential Mortgage-Backed Securities

At June 30, 2006 and December 31, 2005, the mortgages underlying our hybrid adjustable rate agency RMBS had fixed interest rates for a weighted average of approximately 54 months and 52 months, respectively, after which time the rates reset and become adjustable. The average length of time until maturity of those mortgages was 28.9 years and 29.1 years, respectively. These mortgages are also subject to interest rate caps that limit both the amount that the applicable interest rate can increase during any year, known as an annual cap, and the amount that it can rise through maturity of the mortgage, known as a lifetime cap. After the interest rate reset date, interest rates on our hybrid adjustable rate agency RMBS float based on spreads over various London Interbank Offered Rate, or LIBOR indices. The weighted average lifetime cap for our portfolio is an increase of 6%; the weighted average maximum annual increase is 2%.

The following tables summarize our hybrid adjustable rate agency RMBS portfolio as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006
			Weighted average
Security description	Amortized cost	Estimated fair value	Coupon	Months to reset (1)
3-1 hybrid adjustable rate RMBS	$238,990	$234,989	4.12%	23.7
5-1 hybrid adjustable rate RMBS	167,215	163,111	4.72%	51.4
7-1 hybrid adjustable rate RMBS	406,586	392,715	4.81%	72.6
Total	$812,791	$790,815	4.59%	53.7

(Index)

	December 31, 2005
			Weighted average
Security description	Amortized cost	Estimated fair value	Coupon	Months to reset (1)
3-1 hybrid adjustable rate RMBS	$405,047	$400,807	4.16%	25.2
5-1 hybrid adjustable rate RMBS	178,027	176,051	4.73%	54.3
7-1 hybrid adjustable rate RMBS	431,501	424,812	4.81%	75.6
Total	$1,014,575	$1,001,670	4.54%	51.7

(1)	Represents number of months before conversion to floating rate.

At June 30, 2006, we held $790.8 million of agency RMBS, at fair value, which is based on market prices provided by dealers, net of unrealized gains of $10,000 and unrealized losses of $22.0 million, as compared to $1.0 billion at December 31, 2005, net of unrealized gains of $13,000 and unrealized losses of $12.9 million. As of June 30, 2006, our agency RMBS portfolio had a weighted average amortized cost of 100.08%, largely unchanged from the weighted average amortized cost of 100.06% at December 31, 2005. Our agency RMBS were purchased at a net premium of $667,000 and $594,000 at June 30, 2006 and December 31, 2005, respectively, and were valued below par because the weighted average coupons of 4.59% and 4.54% and the corresponding interest rates of loans underlying our agency RMBS were below prevailing market rates. During an increasing interest rate environment, the fair value of our RMBS would continue to decrease, thereby increasing our net unrealized losses.

At June 30, 2006, we held $347.8 million of non-agency RMBS, at fair value, which is based on market prices provided by dealers, net of unrealized gains of $2.0 million and unrealized losses of $1.4 million as compared to $337.7 million at December 31, 2005, net of unrealized gains of $370,000 and unrealized losses of $9.1 million. At June 30, 2006 and December 31, 2005, our non-agency RMBS portfolio had a weighted average amortized cost of 99.17% and 99.13%, respectively. As of June 30, 2006 and December 31, 2005, our non-agency RMBS were valued below par, in the aggregate, because of wide credit spreads during the respective periods.

At both June 30, 2006 and December 31, 2005, none of the securities whose fair market value was below amortized cost had been downgraded by a credit rating agency and 84.5% and 76.9%, respectively, were guaranteed by either Freddie Mac or Fannie Mae. We intend and have the ability to hold these securities until maturity to allow for the anticipated recovery in fair value as they reach maturity.

The following tables summarize our RMBS classified as available-for-sale as of June 30, 2006 and December 31, 2005, which are carried at fair value (in thousands, except percentages):

	June 30, 2006
	Agency RMBS	Non-agency RMBS	Total RMBS
RMBS, gross	$812,125	$350,062	$1,162,187
Unamortized discount	(420)	(3,071)	(3,491)
Unamortized premium	1,086	157	1,243
Amortized cost	812,791	347,148	1,159,939
Gross unrealized gains	10	2,042	2,052
Gross unrealized losses	(21,986)	(1,357)	(23,343)
Estimated fair value	$790,815	$347,833	$1,138,648
Percent of total	69.5%	30.5%	100.0%

(Index)

	December 31, 2005
	Agency RMBS	Non-agency RMBS	Total RMBS
RMBS, gross	$1,013,981	$349,484	$1,363,465
Unamortized discount	(777)	(3,188)	(3,965)
Unamortized premium	1,371	164	1,535
Amortized cost	1,014,575	346,460	1,361,035
Gross unrealized gains	13	370	383
Gross unrealized losses	(12,918)	(9,085)	(22,003)
Estimated fair value	$1,001,670	$337,745	$1,339,415
Percent of total	74.8%	25.2%	100.0%

The table below describes the terms of our RMBS portfolio as of June 30, 2006 and December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2006		December 31, 2005
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Aaa	$812,791	100.08%	$1,014,575	100.06%
A1 through A3	42,319	100.22%	42,172	100.23%
Baa1 through Baa3	279,750	99.85%	281,929	99.85%
Ba1 through Ba3	25,079	90.65%	22,359	89.20%
Total	$1,159,939	99.81%	$1,361,035	99.82%

S&P ratings category:
AAA	$812,791	100.08%	$1,014,575	100.06%
AA+ through AA-	−	− %	2,000	100.00%
A+ through A-	59,274	99.59%	59,699	99.55%
BBB+ through BBB-	265,146	99.05%	262,524	98.99%
BB+ through BB-	1,728	92.65%	1,199	94.78%
No rating provided	21,000	100.00%	21,038	100.00%
Total	$1,159,939	99.81%	$1,361,035	99.82%

Weighted average rating factor	123		104
Weighted average original FICO (1)	631		633
Weighted average original LTV (1)	79.91%		80.02%

(1)	Weighted average only reflects the 30.5% and 25.2%, respectively, of the RMBS in our portfolio that are non-agency.

The constant prepayment rate to balloon, or CPB, on our RMBS at June 30, 2006 and December 31, 2005 was 15%. CPB attempts to predict the percentage of principal that will repay over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancing typically declines, which we believe may result in lower rates of prepayments and, as a result, a lower portfolio CPB.

(Index)

Commercial Mortgage-Backed Securities

At June 30, 2006 and December 31, 2005, we held $26.4 million and $27.4 million, respectively, of CMBS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $3,000 and $1,000, respectively, and unrealized losses of $1.5 million and $608,000, respectively. In the aggregate, we purchased our CMBS portfolio at a discount. As of June 30, 2006, the remaining discount to be accreted into income over the remaining lives of the securities was $365,000, which was substantially the same as the $380,000 to be accreted into income at December 31, 2005. These securities are classified as available-for-sale and as a result are carried at their fair market value.

The table below describes the terms of our CMBS as of June 30, 2006 and December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2006		December 31, 2005
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$27,957	98.71%	$27,970	98.66%
Total	$27,957	98.71%	$27,970	98.66%

S&P ratings category:
BBB+ through BBB-	$12,204	99.04%	$12,225	98.98%
No rating provided	15,753	98.46%	15,745	98.41%
Total	$27,957	98.71%	$27,970	98.66%

Weighted average rating factor	346		346

Other Asset-Backed Securities

At June 30, 2006 and December 31, 2005, we held $21.7 million and $21.9 million, respectively, of other ABS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $71,000 and $24,000, respectively, and unrealized losses of $219,000 and $124,000, respectively. In the aggregate, we purchased our other ABS portfolio at a discount. As of June 30, 2006 and December 31, 2005, the remaining discount to be accreted into income over the remaining lives of securities was $203,000 and $25,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The table below describes the terms of our other ABS as of June 30, 2006 and December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2006		December 31, 2005
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$21,885	99.08%	$22,045	99.89%
Total	$21,885	99.08%	$22,045	99.89%

S&P ratings category:
BBB+ through BBB-	$19,862	98.99%	$19,091	99.87%
No rating provided	2,023	100.00%	2,954	100.00%
Total	$21,885	99.08%	$22,045	99.89%

Weighted average rating factor	408		398

(Index)

Commercial Real Estate Loans

The following is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Interest Rates	Maturity Dates
June 30, 2006:
A note - whole loan, floating rate	1	$20,000	LIBOR plus 1.25%	January 2008
B notes, floating rate	9	147,600	LIBOR plus 1.90% to LIBOR plus 6.25%	January 2007 to April 2008
B note, fixed rate	1	16,700	8.68%	April 2016
Mezzanine loans, floating rate	5	55,500	LIBOR plus 2.25% to LIBOR plus 4.50%	August 2007 to July 2008
Mezzanine loan, floating rate	1	6,500	10 year Treasury rate plus 6.64%	January 2016
Mezzanine loans, fixed rate	4	46,200	5.78% to 9.50%	October 2009 to May 2016
Total	21	$292,500

December 31, 2005:
B notes, floating rate	7	$121,700	LIBOR plus 2.15% to LIBOR plus 6.25%	January 2007 to April 2008
Mezzanine loans, floating rate	4	44,400	LIBOR plus 2.25% to LIBOR plus 4.50%	August 2007 to July 2008
Mezzanine loans, fixed rate	1	5,000	5.78% to 9.50%	October 2009 to May 2016
Total	12	$171,100

 Syndicated Bank Loans

At June 30, 2006, we held a total of $603.4 million of syndicated bank loans at fair value all of which are held by and secure the debt issued by Apidos CDO I and Apidos CDO III. At December 31, 2005, we held a total of $400.2 million of syndicated loans at fair value, of which $63.0 million were financed and held on our Apidos CDO III warehouse facility. This facility was subsequently terminated in May 2006 upon the closing of Apidos CDO III. The increase in total syndicated loans was principally due to the Apidos CDO III funding. We own 100% of the equity issued by Apidos CDO I and Apidos CDO III, which we have determined are variable interest entities, or VIEs, and are therefore deemed to be their primary beneficiaries. As a result, we consolidated Apidos CDO I and Apidos CDO III as of June 30, 2006 and December 31, 2005, even though we did not own any of the equity of Apidos CDO III as of December 31, 2005.

(Index)

The table below describes the terms of our syndicated bank loan investments as of June 30, 2006 and December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2006		December 31, 2005
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Ba1 through Ba3	$227,422	100.01%	$155,292	100.24%
B1 through B3	376,168	100.28%	243,493	100.23%
Caa1 and through Caa3	1,501	100.13%	−	− %
Total	$605,091	100.21%	$398,785	100.23%

S&P ratings category:
BBB+ through BBB-	$13,592	100.01%	$15,347	100.20%
BB+ through BB-	245,267	100.05%	131,607	100.22%
B+ through B-	331,165	100.34%	246,335	100.24%
CCC+ through CCC-	11,640	100.09%	5,496	100.37%
No rating provided	3,427	100.59%	−	− %
Total	$605,091	100.21%	$398,785	100.23%

Weighted average rating factor	2,098		2,089

Equipment Leases and Notes

Investments in direct financing leases and notes as of June 30, 2006 and December 31, 2005 were as follows (in thousands):

	June 30, 2006	December 31, 2005
Direct financing leases	$21,077	$18,141
Notes receivable	56,907	5,176
Total	$77,984	$23,317

Private Equity Investments

In February 2006, we sold our private equity investment for $2.0 million. We intend to invest in trust preferred securities and private equity investments with an emphasis on securities of small- to middle-market financial institutions, including banks, savings and thrift institutions, insurance companies, holding companies for these institutions and REITS. Trust preferred securities are issued by a special purpose trust that holds a subordinated debenture or other debt obligation issued by a company to the trust.

Interest Receivable

At June 30, 2006, we had interest receivable of $10.2 million, which consisted of $9.7 million of interest on our securities, loans and equipment leases and notes, $374,000 of purchased interest that had been accrued on syndicated and commercial real estate loans purchased and $129,000 of interest earned on sweep accounts. At December 31, 2005, we had interest receivable of $9.3 million, which consisted of $9.1 million of interest on our securities, loans and equipment leases and notes, $172,000 of purchased interest that had been accrued when our securities and loans were purchased and $95,000 of interest earned on escrow and sweep accounts.

(Index)

Other Assets

Other assets at June 30, 2006 of $3.0 million consisted primarily of $2.0 million of loan origination costs associated with our trust preferred securities issuance, revolving credit facility, commercial real estate loan portfolio and secured term facility, a $380,000 receivable due in connection with a commercial real estate loan hedging transaction, $345,000 of prepaid directors’ and officers’ liability insurance.

Other assets at December 31, 2005 of $1.5 million consisted primarily of $1.2 million of prepaid costs, principally professional fees, associated with the preparation and filing with the SEC of a registration statement for our initial public offering and $193,000 of loan origination costs associated with our revolving credit facility, commercial real estate loan portfolio and secured term facility.

Hedging Instruments

As of June 30, 2006 and December 31, 2005, we had entered into hedges with a notional amount of $851.8 million and $987.2 million, respectively. Our hedges at June 30, 2006 and December 31, 2005 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest. The maturities of these hedges range from July 2006 to February 2017 and April 2006 to June 2014, as of June 30, 2006 and December 31, 2005, respectively. At June 30, 2006 and December 31, 2005, the unrealized gain on our interest rate swap agreements and interest rate cap agreement was $6.4 million and $2.8 million, respectively. In an increasing interest rate environment, we expect that the fair value of our hedges will continue to increase. We intend to continue to seek such hedges for our floating rate debt in the future.

Repurchase Agreements

We have entered into repurchase agreements to finance our agency RMBS and commercial real estate loans. These agreements are secured by our agency RMBS and commercial real estate loans and bear interest rates that have historically moved in close relationship to LIBOR. At June 30, 2006, we had established nine borrowing arrangements with various financial institutions and had utilized four of these arrangements, principally our arrangement with Credit Suisse Securities (USA) LLC or CS. None of the counterparties to these agreements are affiliates of the Manager or us.

We seek to renew our repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. Through June 30, 2006, we have encountered no difficulties in effecting renewals of our repurchase agreements.

At June 30, 2006, we had outstanding $527.7 million of repurchase agreements secured by our agency RMBS with CS, which was substantially lower than our December 31, 2005 outstanding balance of $947.1 million, all of which matured in less than 30 days. This decrease resulted primarily from two events that occurred during the six months ended June 30, 2006:

•	the sale of approximately $125.4 million of our agency RMBS portfolio and the corresponding reduction in debt associated with this sale; and

•
the completion of the transition of our financing on 19 agency RMBS transactions, originally purchased and financed with CS, to another counterparty, UBS Securities LLC, which is consistent with our strategy as previous discussed in our Annual Report on Form 10-K. This transition eliminates our exposure to same party transactions at June 30, 2006, as covered under SFAS 140.

The weighted average current borrowing rates of repurchase agreements under the CS facility were 5.27% and 4.34% at June 30, 2006 and December 31, 2005, respectively. The repurchase agreements were secured by agency RMBS with an estimated fair value of $545.7 million and $975.3 million at June 30, 2006 and December 31, 2005, respectively, with weighted average maturities of 22 days and 17 days, respectively. The net amount at risk, defined as the sum of the fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense, was $17.3 million and $31.2 million at June 30, 2006 and December 31, 2005, respectively.

(Index)

At June 30, 2006, we had outstanding $201.6 million of repurchase agreements secured by our agency RMBS with UBS Securities LLC with a weighted average current borrowing rate of 5.29%, all of which matured in less than 30 days. At June 30, 2006, the repurchase agreements were secured by agency RMBS with an estimated fair value of $208.8 million and a weighted average maturity of 24 days. The net amount at risk was $7.0 million at June 30, 2006. At December 31, 2005, we had no borrowings under repurchase agreements with UBS Securities LLC.

In August 2005, our subsidiary, RCC Real Estate, entered into a master repurchase agreement with Bear, Stearns International Limited to finance the purchase of commercial real estate loans. The maximum amount of borrowing under the repurchase agreement is $150.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. We guarantee RCC Real Estate’s obligations under the repurchase agreement to a maximum of $150.0 million, of which $102.3 million was guaranteed at June 30, 2006. At June 30, 2006, we had outstanding $102.3 million of repurchase agreements, which was substantially higher than the outstanding balance at December 31, 2005 of $80.6 million, all of which matured in than 30 days. This increase resulted from the purchase of three additional loans. The weighted average current borrowing rates were 6.30% and 5.51% at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006 and December 31, 2005, the repurchase agreements were secured by commercial real estate loans with an estimated fair value of $148.2 million and $116.3 million, respectively, and had weighted average maturities of 17 days each. The net amount of risk was $45.7 million and $36.0 million at June 30, 2006 and December 31, 2005, respectively.

In December 2005, our subsidiary, RCC Real Estate SPE, LLC, entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch to finance the purchase of commercial real estate loans. The maximum amount of our borrowing under the repurchase agreement is $300.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. We have guaranteed RCC Real Estate SPE’s obligations under the repurchase agreement to a maximum of $30.0 million, which may be reduced based upon the amount of equity we have in the commercial real estate loans held on this facility. Our maximum risk under this guaranty was $10.1 million at June 30, 2006 and $30.0 million at December 31, 2005. At June 30, 2006, we had outstanding $101.1 million of repurchase agreements, which was substantially higher than the outstanding balance at December 31, 2005 of $38.5 million, all of which matured in less than 30 days. This increase resulted from the purchase of six additional loans and three additional fundings on existing loan positions. The weighted average current borrowing rates were 6.54% and 5.68% at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006 and December 31, 2005, the repurchase agreements were secured by commercial real estate loans with an estimated fair value of $145.6 million and $55.0 million, respectively, and had weighted average maturities of 18 days each. The net amount of risk was $44.4 million and $16.7 million at June 30, 2006 and December 31, 2005, respectively.

Collaterized Debt Obligations

As of June 30, 2006, we had executed three CDO transactions. In July 2005, we closed Ischus CDO II, a $400.0 million CDO transaction that provided financing for mortgage-backed and other asset-backed securities. The investments held by Ischus CDO II collateralize $376.0 million of senior notes issued by the CDO vehicle. In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for syndicated bank loans. The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle. In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for syndicated bank loans. The investment held by Apidos CDO III collaterized $262.5 million of senior notes issued by the CDO vehicle.

Warehouse Facility

In May 2005, we formed Apidos CDO III and began borrowing on a warehouse facility provided by Citigroup Financial Products, Inc. to purchase syndicated loans. At December 31, 2005, $63.0 million was outstanding under the facility. On May 9, 2006, we terminated our Apidos CDO III warehouse agreement with Citigroup Global Markets Inc. and the warehouse funding liability was replaced with the issuance of long-term debt by Apidos CDO III.

(Index)

Trust Preferred Securities

In May 2006, the Company formed RCTI for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, RCTI is not consolidated into our consolidated financial statements because we are not deemed to be the primary beneficiary of RCTI. We own 100% of the common shares of RCTI, which also issued $25.0 million of preferred shares to unaffiliated investors. Our rights as the holder of the common shares of RCTI are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, our economic and voting rights are pari passu with the preferred shareholders. We record our $774,000 as an investment in RCTI’s common shares as an investment in an unconsolidated trust and record dividend income upon declaration by RCTI.

In connection with the issuance and sale of the trust preferred securities, we issued a $25.8 million junior subordinated debenture to RCTI. The junior subordinated debenture debt issuance costs are deferred in other assets in the consolidated balance sheets. We record interest expense on the junior subordinated debenture and amortization of debt issuance costs in our consolidated statements of operations.

Term Facility

In March 2006, we entered into a secured term credit facility with Bayerische Hypo - und Vereinsbank AG, New York Branch to finance the purchase of equipment leases and notes. The maximum amount of our borrowing under this facility is $100.0 million. At June 30, 2006, $73.3 million was outstanding under the facility. The facility bears interest at one of two rates, determined by asset class.

•	Pool A - one-month LIBOR plus 1.10%; or
•	Pool B - one-month LIBOR plus 0.80%.

The weighted average interest rate was 7.39% at June 30, 2006.

Credit Facility

In December 2005, we entered into a $15.0 million corporate credit facility with Commerce Bank, N.A. This facility was increased to $25.0 million in April 2006. The unsecured revolving credit facility permits us to borrow up to the lesser of the facility amount and the sum of 80% of the sum of our unsecured assets rated higher than Baa3 or better by Moody’s and BBB- or better by Standard and Poor’s plus our interest receivables plus 65% of our unsecured assets rated lower than Baa3 by Moody’s and BBB- from Standard and Poor’s. Up to 20% of the borrowings under the facility may be in the form of standby letters of credit. At June 30, 2006, no balance was outstanding under this facility.

Stockholders’ Equity

Stockholders’ equity at June 30, 2006 was $225.5 million and included $23.0 million of net unrealized losses on securities classified as available-for-sale, offset by $6.4 million of unrealized gains on cash flow hedges, shown as a component of accumulated other comprehensive loss. The unrealized losses consist of $22.0 million of net unrealized losses on our agency RMBS portfolio and $985,000 of net unrealized losses on our non-agency RMBS, CMBS, and other ABS portfolio. Stockholders’ equity at December 31, 2005 was $195.3 million and included $22.4 million of net unrealized losses on securities classified as available-for-sale, offset by $2.8 million of unrealized gains on cash flow hedges, shown as a component of accumulated other comprehensive loss. The unrealized losses consist of $12.9 million of net unrealized losses on our agency RMBS portfolio, $9.4 million of net unrealized losses on our non-agency RMBS, CMBS, and other ABS portfolio and a $30,000 unrealized loss on a private equity investment. The increase during the six months ended June 30, 2006 was principally due to the completion of our initial public offering of 4,000,000 shares of our common stock (including 1,879,200 shares sold by certain selling stockholders) at a price of $15.00 per share. The offering generated net proceeds of $27.3 million after deducting underwriters’ discounts and commissions and offering expenses.

(Index)

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

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code. The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,	Period Ended June 30,
	2006	2005	2006	2005
Net income	$6,066	$2,280	$11,217	$2,232
Additions:
Share-based compensation to related parties	240	827	822	1,036
Incentive management fee expense to related party paid in shares	77	−	108	−
Capital losses from the sale of available-for-sale securities	−	−	1,411	−
Estimated REIT taxable income	$6,383	$3,107	$13,558	$3,268

We believe that a presentation of estimated REIT taxable income provides useful information to investors regarding our financial condition and results of operations as this measurement is used to determine the amount of dividends that we are required to declare to our stockholders in order to maintain our status as a REIT for federal income tax purposes. Since we, as a REIT, expect to make distributions based on taxable earnings, we expect that our distributions may at times be more or less than our reported earnings. Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries. Estimated REIT taxable income excludes the undistributed taxable income of our domestic taxable REIT subsidiary, if any such income exists, which is not included in REIT taxable income until distributed to us. There is no requirement that our domestic taxable REIT subsidiary distribute its earning to us. Estimated REIT taxable income, however, includes the taxable income of our foreign taxable REIT subsidiaries because we will generally be required to recognize and report their taxable income on a current basis. We use estimated REIT taxable income for this purpose. Because not all companies use identical calculations, this presentation of estimated REIT taxable income may not be comparable to other similarly-titled measures of other companies.

Liquidity and Capital Resources

Through June 30, 2006, our principal sources of funds were the net proceeds from our March 2005 private placement, net proceeds from our February 2006 public offering, net proceeds from our May 2006 trust preferred securities issuance, repurchase agreements totaling $934.1 million, CDO financings totaling $946.5 million and an equipment leasing secured term facility totaling $73.3 million. We expect to continue to borrow funds in the form of repurchase agreements to finance our agency RMBS and commercial real estate loan portfolios, through warehouse agreements to finance our non-agency RMBS, CMBS, other ABS, syndicated bank loans, trust preferred securities and private equity investments and through our secured term facility to finance our equipment leases and notes prior to the execution of CDOs and other term financing vehicles.

(Index)

Our liquidity needs consist principally of funds to make investments, make distributions to our stockholders and pay our operating expenses, including our management fees. Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to obtain additional debt financing and equity capital. Through June 30, 2006, we have not experienced difficulty utilizing any of our repurchase agreements. We may increase our capital resources through offerings of equity securities (possibly including common stock and one or more classes of preferred stock), CDOs, trust preferred securities issuances or other forms of term financing. Such financing will depend on market conditions. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments. If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

We held cash and cash equivalents of $3.6 million at June 30, 2006. In addition, we held $39.9 million of available-for-sale securities that had not been pledged as collateral under our repurchase agreements at June 30, 2006.

We entered into a $15.0 million credit facility with Commerce Bank, N.A., in December 2005. In April 2006, this facility was increased to $25.0 million. At June 30, 2006, no borrowings were outstanding under this facility.

We entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, an affiliate of Deutsche Bank Securities, Inc. for a maximum of $300.0 million to finance our commercial real estate loan portfolio. As of June 30, 2006, we had $101.1 million outstanding under this agreement.

We entered into a master repurchase agreement with Bear, Stearns International Limited for a maximum of $150.0 million to finance our commercial real estate loan portfolio. As of June 30, 2006, we had $102.3 million outstanding under this agreement.

We entered into a $100.0 million secured term credit facility with Bayerische Hypo - und Vereinsbank AG, New York Branch to finance the purchase of equipment leases and notes, in March 2006. At June 30, 2006, we had $73.3 million outstanding under the facility.

We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will immediately use the collateral released by the repayment as collateral for borrowing under a new repurchase agreement. We also anticipate that our borrowings under any warehouse credit facility will be refinanced through the issuance of CDOs. Our leverage ratio may vary as a result of the various funding strategies we use. As of June 30, 2006 and December 31, 2005, our leverage ratio was 8.8 times and 9.4 times, respectively. This decrease was primarily due to the proceeds received from our initial public offering in February 2006. Our target leverage ratio is eight to 12 times.

We have entered into master repurchase agreements with CS, Barclays Capital Inc., J.P. Morgan Securities Inc., Countrywide Securities Corporation, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear, Stearns International Limited and UBS Securities LLC. As of June 30, 2006, we had $527.7 million outstanding under our agreement with CS and $201.6 million outstanding under our agreement with UBS Securities LLC to finance our agency RMBS portfolio.

We had a warehouse facility with Citigroup Financial Products, Inc. pursuant to which it would provide up to $200.0 million of financing for the acquisition of syndicated bank loans to be sold to Apidos CDO III. On May 9, 2006, we terminated our Apidos CDO III warehouse agreement with Citigroup Global Markets Inc. and the warehouse funding liability was replaced with the issuance of long-term debt by Apidos CDO III.

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock. This requirement can impact our liquidity and capital resources.

(Index)
During the quarter ended June 30, 2006, we declared a dividend of $6.4 million or $0.36 per common share, which was paid on July 21, 2006 to stockholders of record as of June 29, 2006.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of June 30, 2006. The table below excludes contractual commitments related to our derivatives, which we discuss in our Annual Report on Form 10-K for fiscal 2005 in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and the management agreement that we have with our Manager, which we discuss in our Annual Report on Form 10-K for fiscal 2005 in Item 1 − “Business” − and Item 13 − “Certain Relationships and Related Transactions” because those contracts do not have fixed and determinable payments.

	Contractual commitments (in thousands)
	Payments due by period
	Total	Less than 1 year	1 - 3 years		3 - 5 years		More than 5 years
Repurchase agreements(1)	$934,060	$934,060	$	−	$	−	$	−
CDOs	946,526	−		−		−		946,526
Secured term facility	73,343	−		−		73,343		−
Junior subordinated debenture held by an unconsolidated trust that issued trust preferred securities	25,774	−		−		−		25,774
Base management fees(2)	3,702	3,702		−		−		−
Total	$1,983,405	$937,762	$	−		$73,343		$972,300

(1)	Includes accrued interest of $1.3 million.
(2)	Calculated only for the next 12 months based on our current equity, as defined in our management agreement.

At June 30, 2006, we had nine interest rate swap contracts and four forward interest rate swap contracts with a notional value of $836.8 million. These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest. As of June 30, 2006, the average fixed pay rate of our interest rate hedges was 4.67% and our receive rate was one-month and three-month LIBOR, or 5.14%. As of June 30, 2006, the average fixed pay rate of our forward interest rate hedges was 5.65% and our receive rate was one-month and three-month LIBOR. Three of our forward interest rate swap contracts that were to become effective in August 2006 were terminated subsequent to June 30, 2006 and one remaining forward interest rate swap contract will become effective in February 2007.

At June 30, 2006, we also had one interest rate cap with a notional value of $15.0 million. This cap reduces our exposure to the variability in future cash flows attributable to changes in LIBOR.

Off-Balance Sheet Arrangements

As of June 30, 2006, other than RCTI as previously discussed in “Summary of Financial Condition - Trust Preferred Securities”, we did not maintain any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes. Further, as of June 30, 2006, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Recent Developments

On August 7, 2006, we closed an offering for $25.0 million in unsecured trust preferred securities through a wholly-owned Delaware statutory trust, RCC Trust II.  We intend to issue the trust preferred securities and fund the offering on or before September 15, 2006.  The securities bear a floating rate of interest equal to three-month LIBOR plus 3.95%.  The securities mature on October 30, 2036 and may be called at par by the Company any time after October 30, 2011.

(Index)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2006 and December 31, 2005, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

The following sensitivity analysis tables show, at June 30, 2006 and December 31, 2005, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	June 30, 2006
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
Hybrid adjustable-rate agency RMBS and other ABS(1)
Fair value		$847,353		$825,794		$805,227
Change in fair value		$21,559	$	−		$(20,567)
Change as a percent of fair value		2.61%		−		2.49%

Repurchase and secured term facility (2)
Fair value		$1,007,403		$1,007,403		$1,007,403
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(12,631)		$6,673		$12,778
Change in fair value		$(19,304)	$	−		$6,105
Change as a percent of fair value		n/m		−		n/m

	December 31, 2005
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
Hybrid adjustable-rate agency RMBS and other ABS(1)
Fair value		$1,067,628		$1,038,878		$1,011,384
Change in fair value		$28,750	$	−		$(27,494)
Change as a percent of fair value		2.77%		−		2.65%

Repurchase and warehouse agreements (2)
Fair value		$1,131,238		$1,131,238		$1,131,238
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(4,651)		$3,006		$4,748
Change in fair value		$(7,657)	$	−		$1,742
Change as a percent of fair value		n/m		−		n/m

(1)	Includes the fair value of other available-for-sale investments that are sensitive to interest rate changes.

(2)	The fair value of the repurchase agreements and the secured term facility would not change materially due to the short-term nature of these instruments.

(Index)

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Index)
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.  Description

3.1 (1)	Restated Certificate of Incorporation of Resource Capital Corp.
3.2 (1)	Amended and Restated Bylaws of Resource Capital Corp.
4.1 (1)	Form of Certificate for Common Stock for Resource Capital Corp.
4.2	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., as Trustee, dated May 25, 2006.
4.3	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006.
4.4	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated May 25, 2006.
10.1 (1)
Registration Rights Agreement among Resource Capital Corp. and Credit Suisse Securities (USA) LLC for the benefit of certain holders of the common stock of Resource Capital Corp., dated as of March 8, 2005.

10.2 (1)	Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of March 8, 2005.
10.3 (1)	2005 Stock Incentive Plan
10.4 (1)	Form of Stock Award Agreement
10.5 (1)	Form of Stock Option Agreement
10.6 (1)	Form of Warrant to Purchase Common Stock
10.7	Junior Subordinated Note Purchase Agreement by and between Resource Capital Corp., Resource Capital Trust I and Wells Fargo Bank, N.A., as trustee, dated May 25, 2006.
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to our registration statement on Form S-11, Registration No. 333-126517.

(Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: August 10, 2006	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: August 10, 2006	By: /s/ David Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer

(Index)