Form 10-Q
period 2006-09-30
Resource Capital Corp.
filed 2006-11-13
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 1-32733

RESOURCE CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20-2287134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 5th Avenue, 10th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock on November 1, 2006 was 17,821,434 shares.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets - September 30, 2006 (Unaudited) and December 31, 2005	3
	Consolidated Statements of Operations (Unaudited) Three Months and Nine Months Ended September 30, 2006 and Three Months Ended September 30, 2005 and Period from March 8, 2005 (Date Operations Commenced) to September 30, 2005	4
	Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) Nine Months Ended September 30, 2006	5
	Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2006 and Period from March 8, 2005 (Date Operations Commenced) to September 30, 2005	6 − 7

	Notes to Consolidated Financial Statements - September 30, 2006 (Unaudited)	8 −27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28 −50

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51− 52

Item 4.	Controls and Procedures	52

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	52

Item 6.	Exhibits	53

SIGNATURES		54

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,505	$17,729
Restricted cash	29,054	23,592
Receivables on investment securities sold	753,195	−
Due from broker	−	525
Available-for-sale securities, pledged as collateral, at fair value	395,884	1,362,392
Available-for-sale securities, at fair value	−	28,285
Loans	1,054,602	569,873
Direct financing leases and notes, net of unearned income	91,909	23,317
Investments in unconsolidated trusts	1,548	−
Derivatives, at fair value	−	3,006
Interest receivable	11,369	9,337
Accounts receivable	503	183
Principal paydown receivables	14,668	5,805
Other assets	3,142	1,503
Total assets	$2,369,379	$2,045,547
LIABILITIES
Repurchase agreements, including accrued interest of $1,012 and $2,104	$770,167	$1,068,277
Collateralized debt obligations (“CDOs”) (net of debt issuance costs of $18,730 and $10,093)	1,206,751	687,407
Warehouse agreement	−	62,961
Secured term facility	87,080	−
Unsecured revolving credit facility	−	15,000
Distribution payable	6,594	5,646
Accrued interest expense	11,357	9,514
Unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities	51,548	−
Management and incentive fee payable − related party	614	896
Derivatives, at fair value	3,094	−
Security deposits	868	−
Accounts payable and accrued liabilities	1,319	513
Total liabilities	2,139,392	1,850,214
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001: 500,000,000 shares authorized; 17,821,434 and 15,682,334 shares issued and outstanding (including 234,224 and 349,000 restricted shares)	18	16
Additional paid-in capital	247,934	220,161
Deferred equity compensation	(1,364)	(2,684)
Accumulated other comprehensive loss	(3,951)	(19,581)
Distributions in excess of earnings	(12,650)	(2,579)
Total stockholders’ equity	229,987	195,333
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,369,379	$2,045,547

See accompanying notes to consolidated financial statements

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from March 8, 2005 (Date Operations Commenced) to September 30,
	2006	2005	2006	2005
REVENUES
Net interest income:
Interest income from securities available-for-sale	$16,248	$16,248	$48,673	$26,741
Interest income from loans	19,905	4,864	46,625	6,322
Interest income − other	2,995	484	8,179	1,627
Total interest income	39,148	21,596	103,477	34,690
Interest expense	30,855	15,595	78,576	23,736
Net interest income	8,293	6,001	24,901	10,954

OTHER (LOSS) REVENUE
Net realized (losses) gains on investments	(8,314)	192	(8,853)	178
Other income	384	−	391	−
Total other (loss) revenue	(7,930)	192	(8,462)	178

EXPENSES
Management fees − related party	917	822	3,147	1,839
Equity compensation − related party	798	836	1,620	1,873
Professional services	480	222	1,266	344
Insurance	126	122	372	273
General and administrative	443	415	1,220	795
Total expenses	2,764	2,417	7,625	5,124

NET (LOSS) INCOME	$(2,401)	$3,776	$8,814	$6,008

NET (LOSS) INCOME PER SHARE - BASIC	$(0.14)	$0.25	$0.51	$0.39

NET (LOSS) INCOME PER SHARE - DILUTED	$(0.14)	$0.24	$0.51	$0.39

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − BASIC	17,585,171	15,333,334	17,261,091	15,333,334

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − DILUTED	17,585,171	15,458,133	17,388,566	15,458,133

DIVIDENDS DECLARED PER SHARE	$0.37	$0.20	$1.06	$0.20

See accompanying notes to consolidated financial statements

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In	Deferred Equity	Accumulated Other Comprehensive	Retained		Distributions in Excess of	Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Compensation	Loss	Earnings		Earnings	Income	Equity
Balance, January 1, 2006	15,682,334	$16	$220,161	$(2,684)	$(19,581)	$	−	$(2,579)	$(19,581)	$195,333
Net proceeds from common stock offerings	2,120,800	2	29,663							29,665
Offering costs			(2,384)							(2,384)
Stock based compensation	18,300		254	(60)						194
Stock based compensation, fair value adjustment			240	(240)						−
Amortization of stock based compensation				1,620						1,620
Net income							8,814		8,814	8,814
Available-for-sale securities, fair value adjustment					21,847				21,847	21,847
Designated derivatives, fair value adjustment					(6,217)				(6,217)	(6,217)
Distributions on common stock							(8,814)	(10,071)		(18,885)
Comprehensive income									$4,863
Balance, September 30, 2006	17,821,434	$18	$247,934	$(1,364)	$(3,951)	$	−	$(12,650)		$229,987

See accompanying notes to consolidated financial statements

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2006	Period from March 8, 2005 (Date Operations Commenced) to September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,814	$6,008
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	250	−
Amortization of discount on investments and notes	(362)	(259)
Amortization of debt issuance costs	1,094	183
Amortization of stock-based compensation	1,620	1,873
Non-cash incentive compensation to the manager	108	−
Net realized gain on derivative instruments	(3,453)	−
Net realized loss (gain) on investments	11,427	(178)
Changes in operating assets and liabilities:
Increase in restricted cash	(5,463)	−
Decrease (increase) in due from broker	525	(6,635)
Increase in interest receivable, net of purchased interest	(2,102)	(7,968)
Increase in accounts receivable	(368)	−
Decrease (increase) in principal paydown receivables	2,801	(4,701)
Increase in other assets	(1,873)	(1,166)
Increase in accrued interest expense	750	11,587
(Decrease) increase in management and incentive fee payable	(196)	549
Increase in security deposits	868	−
Increase in accounts payable and accrued liabilities	844	613
Net cash provided by (used in) operating activities	15,284	(94)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(8,939)	(1,538,995)
Principal payments received on securities available-for-sale	117,402	79,230
Proceeds from sale of securities available-for-sale	131,577	5,483
Purchase of loans	(743,113)	(470,151)
Principal payments received on loans	154,764	9,630
Proceeds from sale of loans	103,793	58,079
Purchase of direct financing leases and notes	(97,524)	(25,097)
Proceeds from and payments received on direct financing leases and notes	29,509	−
Purchase of property and equipment	(6)	−
Net cash used in investing activities	(312,537)	(1,881,821)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $2,384 and $566)	27,281	214,784
Proceeds from borrowings:
Repurchase agreements	7,060,816	5,494,638
Collateralized debt obligations	527,980	689,500
Warehouse agreements	159,616	572,927
Secured term facility	109,333	−
Unsecured credit facility	21,000	−
Payments on borrowings:
Repurchase agreements	(7,357,834)	(4,436,030)
Warehouse agreements	(222,577)	(537,672)
Secured term facility	(22,253)	−
Unsecured revolving credit facility	(36,000)	−
Proceeds from issuance of unsecured junior subordinated debentures to subsidiary trusts issuing preferred securities	50,000	−
Settlement of derivative instruments	3,335	−
Payment of debt issuance costs	(9,731)	(10,554)
Distributions paid on common stock	(17,937)	(3,136)
Net cash provided by financing activities	293,029	1,984,457
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,224)	102,542
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,729	−
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,505	$102,542

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2006		Period from March 8, 2005 (Date Operations Commenced) to September 30, 2005

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$6,594	$	−
Unsettled security sales − receivables on investment securities sold		$753,195	$	−
Unsettled security sales - principal paydown receivables		$14,481	$	−
Unsettled security purchases - due to broker	$	−		$3,000
Issuance of restricted stock	$	−		$5,393
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$107,195		$17,960

See accompanying notes to consolidated financial statements

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource Capital Corp. and subsidiaries (the ‘‘Company’’) was incorporated in Maryland on January 31, 2005 and commenced its operations on March 8, 2005 upon receipt of the net proceeds from a private placement of shares of its common stock. The Company’s principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets. The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (‘‘Management Agreement’’). The Manager is a wholly owned indirect subsidiary of Resource America, Inc. (“RAI”) (Nasdaq: REXI).

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 may not necessarily be indicative of the results of operations for the full year ending December 31, 2006.

Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in Resource TRS, Inc. (“Resource TRS”), a domestic taxable real estate investment trust (“REIT”) subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code of 1986, as amended. As of September 30, 2006, Resource TRS did not have any taxable income.

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

Allowance and Provision for Loan Losses

At September 30, 2006, all of the Company’s loans are current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans that exhibit characteristics indicating that impairment has occurred. Accordingly, as of September 30, 2006, the Company had not recorded an allowance for loan losses.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” as of January 1, 2006. Issuances of restricted stock and options are accounted for using the fair value based methodology prescribed by SFAS No. 123(R) whereby the fair value of the award is measured on the grant date and recorded in stockholders’ equity through an increase to additional paid-in capital and an offsetting entry to deferred equity compensation (a contra-equity account). For issuances to the Company’s Manager, the unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed. For issuance to the Company’s four non-employee directors, the amount is not remeasured under the fair value-based method. The deferred compensation for each of these issuances is amortized over the service period and included in equity compensation expense (see Note 8).

Variable Interest Entities

During July 2005, the Company entered into warehouse and master participation agreements with an affiliate of Citigroup Global Markets Inc. (“Citigroup”) providing that Citigroup will fund the purchase of loans by Apidos CDO III. On May 9, 2006, the Company terminated its Apidos CDO III warehouse agreement with Citigroup upon the closing of the CDO. The warehouse funding liability was replaced with the issuance of long-term debt by Apidos CDO III. The Company owns 100% of the equity issued by Apidos CDO III and is deemed to be the primary beneficiary. As a result, the Company consolidated Apidos CDO III at September 30, 2006.

Accounting for Certain Mortgage-Backed Securities and Related Repurchase Agreements

In certain circumstances, the Company has purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty. The Company currently records the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets. Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated statements of operations. However, under a certain technical interpretation of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets,” such transactions may not qualify as a purchase. Management of the Company believes, and it is industry practice, that it is accounting for these transactions in an appropriate manner.  However, the result of this technical interpretation would prevent the Company from presenting the debt investments and repurchase agreements and the related interest income and interest expense on a gross basis on the Company’s consolidated financial statements. Instead, the Company would present the net investment in these transactions with the counterparty as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. As of September 30, 2006, the Company had no transactions in mortgage-backed securities where debt instruments were financed with the same counterparty.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
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

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities in the Company’s investment portfolio. The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount. At September 30, 2006, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $3.3 million. At December 31, 2005, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $2.8 million.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”) “Fair Value Measurements”.  FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and expands the disclosure of fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently determining the effect, if any, the adoption of FAS 157 will have on its financial statements.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Pronouncements − (Continued)

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted for the fiscal years ending after November 30, 2006 and is not expected to have a material effect on the Company’s financial statements.

NOTE 3 - RESTRICTED CASH

Restricted cash consists of $24.8 million of principal and interest payments collected on investments held in four CDO trusts, a $1.5 million credit facility reserve used to fund future investments that will be acquired by the Company’s two bank loan CDO trusts and a $1.2 million expense reserve used to cover CDOs’ operating expenses. The remaining $1.6 million consists of an interest reserve and security deposits held in connection with the Company’s equipment lease and loan portfolio.

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE

    On September 27, 2006, the Company entered into an agreement to sell its remaining agency residential mortgage-backed securities (“RMBS”) for gross proceeds totaling $753.2 million, realizing a loss of $10.9 million. The proceeds from this sale were used to repay related debt of $716.5 million on October 2, 2006. The balance of the proceeds will be subsequently received in October and November 2006. Principal repayment receivables of $14.5 million relating to the agency RMBS portfolio sold have been reflected in principal paydown receivables in the Company’s consolidated balance sheets.

The following tables summarize the Company's mortgage-backed securities, other asset-backed securities and private equity investments, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

September 30, 2006 (Unaudited):	Amortized Cost	Unrealize Gains	Unrealized Losses	Estimated Fair Value
ABS-RMBS	$346,988	$1,813	$(1,733)	$347,068
Commercial mortgage-backed	27,954	4	(570)	27,388
Other asset-backed	21,452	113	(137)	21,428
Total	$396,394	$1,930	$(2,440)	$395,884	(1)
December 31, 2005:
Agency RMBS	$1,014,575	$13	$(12,918)	$1,001,670
ABS-RMBS	346,460	370	(9,085)	337,745
Commercial mortgage-backed	27,970	1	(608)	27,363
Other asset-backed	22,045	24	(124)	21,945
Private equity	1,984	−	(30)	1,954
Total	$1,413,034	$408	$(22,765)	$1,390,677	(1)

(1)
As of September 30, 2006, all securities were pledged as collateral. As of December 31, 2005, all securities, other than $26.3 million in agency RMBS and $2.0 million in private equity investments, were pledged as collateral.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE − (Continued)

The following tables summarize the estimated maturities of the Company’s mortgage-backed securities, other asset-backed securities and private equity investments according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Estimated Fair Value		Amortized Cost		Weighted average Coupon
September 30, 2006 (Unaudited):
Less than one year		$3,971		$3,967	6.66%
Greater than one year and less than five years		344,999		345,110	6.88%
Greater than five years		46,914		47,317	6.19%
Total		$395,884		$396,394	6.79%
December 31, 2005:
Less than one year	$	−	$	−	− %
Greater than one year and less than five years		1,355,910		1,377,537	4.91%
Greater than five years		34,767		35,497	5.60%
Total		$1,390,677		$1,413,034	4.92%

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time, of only those individual securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2006 (Unaudited):
ABS-RMBS	$74,533	$(798)	$153,692	$(1,733)
Commercial mortgage-backed	19,093	(568)	26,968	(570)
Other asset-backed	2,999	(137)	2,999	(137)
Total temporarily impaired securities	$96,625	$(1,503)	$183,659	$(2,440)
December 31, 2005:
Agency RMBS	$978,570	$(12,918)	$978,570	$(12,918)
ABS-RMBS	294,359	(9,085)	294,359	(9,085)
Commercial mortgage-backed	26,905	(608)	26,905	(608)
Other asset-backed	12,944	(124)	12,944	(124)
Private equity	1,954	(30)	1,954	(30)
Total temporarily impaired securities	$1,314,732	$(22,765)	$1,314,732	$(22,765)

The temporary impairment of the available-for-sale securities results from the estimated fair value of the securities falling below their amortized cost basis and is solely attributed to changes in interest rates. As of September 30, 2006 and December 31, 2005, respectively, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. The Company intends and has the ability to hold the securities until the estimated fair value of the securities held is recovered, which may be maturity if necessary. As such, the Company does not believe any of the securities held are other-than-temporarily impaired at September 30, 2006 and December 31, 2005, respectively.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium	Net Amortized Cost
September 30, 2006 (Unaudited):
Bank loans	$613,979	$968	$614,947
Commercial real estate loans:
Whole loans	76,440	(619)	75,821
A notes	42,500	17	42,517
B notes	162,280	(109)	162,171
Mezzanine loans	164,750	(5,604)	159,146
Total	$1,059,949	$(5,347)	$1,054,602
December 31, 2005:
Bank loans	$397,869	$916	$398,785
Commercial real estate loans:
B notes	121,671	−	121,671
Mezzanine loans	49,417	−	49,417
Total	$568,957	$916	$569,873

At September 30, 2006, the Company’s bank loan portfolio consisted of $614.7 million of floating rate loans, which bear interest between London Interbank Offered Rate (“LIBOR”) plus 1.38% and LIBOR plus 7.50% with maturity dates ranging from March 2007 to August 2022, and a $249,000 fixed rate loan, which bears interest at 6.25% with a maturity date of September 2015.

At December 31, 2005, the Company’s bank loan portfolio consisted of $398.5 million of floating rate loans, which bear interest between LIBOR plus 1.00% and LIBOR plus 7.00% with maturity dates ranging from April 2006 to October 2020, and a $249,000 fixed rate loan, which bears interest at 6.25% with a maturity date of September 2015.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 5 - LOANS − (Continued)

The following is a summary of the loans in the Company’s commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Interest Rates	Maturity Dates
September 30, 2006 (Unaudited):
Whole loans, floating rate	4	$75,821	LIBOR plus 2.50% to LIBOR plus 3.60%	August 2007 to September 2008
A notes, floating rate	2	42,517	LIBOR plus 1.25% to LIBOR plus 1.35%	January 2008 to April 2008
B notes, floating rate	8	120,251	LIBOR plus 1.90% to LIBOR plus 6.25%	January 2007 to April 2008
B notes, fixed rate	2	41,920	7.18% to 8.68%	April 2016 to July 2016
Mezzanine loans, floating rate	6	75,476	LIBOR plus 2.25% to LIBOR plus 4.50%	August 2007 to July 2008
Mezzanine loan, floating rate	1	6,523	10 year Treasury rate plus 6.64%	January 2016
Mezzanine loans, fixed rate	7	77,147	5.78% to 9.50%	October 2009 to September 2016
Total	30	$439,655
December 31, 2005:
B notes, floating rate	7	$121,671	LIBOR plus 2.15% to LIBOR plus 6.25%	January 2007 to April 2008
Mezzanine loans, floating rate	4	44,405	LIBOR plus 2.25% to LIBOR plus 4.50%	August 2007 to July 2008
Mezzanine loan, fixed rate	1	5,012	9.50%	May 2010
Total	12	$171,088

As of September 30, 2006 and December 31, 2005, the Company had not recorded an allowance for loan losses. At September 30, 2006 and December 31, 2005, all of the Company’s loans were current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and secondary market prices, the Company did not identify any loans with characteristics indicating that impairment had occurred.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 6 -DIRECT FINANCING LEASES AND NOTES

The Company’s direct financing leases have initial lease terms of 73 months and 54 months, as of September 30, 2006 and December 31, 2005, respectively. The interest rates on notes receivable range from 6% to 13% and from 8% to 9%, as of September 30, 2006 and December 31, 2005, respectively. Investments in direct financing leases and notes, net of unearned income, were as follows (in thousands):

	September 30, 2006	December 31, 2005
	(Unaudited)
Direct financing leases, net of unearned income	$33,197	$18,141
Notes receivable	58,712	5,176
Total	$91,909	$23,317

The components of the net investment in direct financing leases are as follows (in thousands):

	September 30, 2006	December 31, 2005
	(Unaudited)
Total future minimum lease payments	$39,583	$21,370
Unearned income	(6,386)	(3,229)
Total	$33,197	$18,141

The future minimum lease payments expected to be received on non-cancelable direct financing leases and notes were as follows (in thousands):

Years Ending September 30, (Unaudited)	Direct Financing Leases	Notes	Total
2007	$11,695	$10,299	$21,994
2008	10,794	10,599	21,393
2009	6,719	9,782	16,501
2010	5,714	8,035	13,749
2011	2,898	6,073	8,971
Thereafter	1,763	13,924	15,687
	$39,583	$58,712	$98,295

NOTE 7 - BORROWINGS

The Company finances the acquisition of its investments, including securities available-for-sale, loans and equipment leases and notes, primarily through the use of secured and unsecured borrowings in the form of CDOs, repurchase agreements, a secured term facility, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

Certain information with respect to the Company’s borrowings at September 30, 2006 and December 31, 2005 is summarized in the following table (dollars in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
September 30, 2006 (Unaudited):
Repurchase Agreements	$770,167	5.45%	3 days	$818,084
RREF CDO 2006-1 Senior Notes (1)	259,850	6.15%	39.9 years	339,825
Ischus CDO II Senior Notes (2)	371,014	5.62%	33.9 years	395,884
Apidos CDO I Senior Notes (3)	317,226	5.94%	10.8 years	338,184
Apidos CDO III Senior Notes (4)	258,661	5.76%	13.7 years	275,701
Secured Term Facility	87,080	6.34%	3.5 years	91,909
Unsecured Revolving Credit Facility	−	N/A	2.3 years	−
Unsecured Junior Subordinated Debentures (5)	51,548	9.39%	29.9 years	−
Total	$2,115,546	5.81%		$2,259,587
December 31, 2005:
Repurchase Agreements	$1,068,277	4.48%	17 days	$1,146,711
Ischus CDO II Senior Notes (2)	370,569	4.80%	34.6 years	387,053
Apidos CDO I Senior Notes (3)	316,838	4.42%	11.6 years	335,831
Apidos CDO III - Warehouse Facility (4)	62,961	4.29%	90 days	62,954
Unsecured Revolving Credit Facility	15,000	6.37%	3.0 years	45,107
Total	$1,833,645	4.54%		$1,977,656

(1)	Amount represents principal outstanding of $265.5 million less unamortized issuance costs of $5.6 million as of September 30, 2006. This CDO transaction closed in August 2006.
(2)	Amount represents principal outstanding of $376.0 million less unamortized issuance costs of $5.0 million and $5.4 million as of September 30, 2006 and December 31, 2005, respectively.
(3)	Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $4.3 million and $4.7 million as of September 30, 2006 and December 31, 2005, respectively.
(4)	Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $3.8 million as of September 30, 2006. This CDO transaction closed in May 2006.
(5)
Amount represents junior subordinated debentures issued to Resource Capital Trust I and RCC Trust II in connection with each respective trust’s issuance of trust preferred securities in May 2006 and September 2006, respectively.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

The Company had repurchase agreements with the following counterparties at the dates indicated (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2006 (Unaudited):
Credit Suisse Securities (USA) LLC (2)	$25,400	2	5.38%
UBS Securities LLC (2)	$4,962	2	5.31%
Bear, Stearns International Limited	$5,898	16	6.83%
Column Financial Inc, a subsidiary of Credit Suisse Securities (USA) LLC.	$12,262	18	6.50%

December 31, 2005:
Credit Suisse Securities (USA) LLC	$31,158	17	4.34%
Bear, Stearns International Limited	$36,044	17	5.51%
Deutsche Bank AG, Cayman Islands Branch	$16,691	18	5.68%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
(2)	Facility was repaid in full as part of the sale of the Company’s agency RMBS portfolio on October 2, 2006.

Repurchase and Credit Facilities

In August 2006, the Company’s subsidiary, RCC Real Estate SPE 2, LLC, entered into a master repurchase agreement with Column Financial, Inc., a wholly-owned subsidiary of Credit Suisse Securities (USA) LLC, (“CS”) to finance the purchase of commercial real estate loans. The maximum amount of the Company’s borrowing under the repurchase agreement is $300.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. The Company has guaranteed RCC Real Estate SPE 2, LLC’s obligations under the repurchase agreement to a maximum of $300.0 million. At September 30, 2006, the Company had borrowed $43.0 million, all of which was guaranteed, with a weighted average interest rate of LIBOR plus 1.17%, which was 6.50% at September 30, 2006.

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

The facility expires March 2010. The Company paid $300,000 and $20,000 in commitment fees and unused fees as of September 30, 2006. Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility and are recorded in the consolidated statements of operations. Unused fees are expensed immediately into interest expense and are recorded in the consolidated statements of operations. As of September 30, 2006, the Company had borrowed $87.1 million at a weighted average interest rate of 6.34%.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

Repurchase and Credit Facilities (continued)
In December 2005, the Company’s subsidiary, RCC Real Estate SPE, LLC, entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch to finance the purchase of commercial real estate loans. The maximum amount of the Company’s borrowing under the repurchase agreement is $300.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. The Company had guaranteed RCC Real Estate SPE’s obligations under the repurchase agreement to a maximum of $30.0 million, which may be reduced based upon the amount of equity the Company has in the commercial real estate loans held on this facility. At September 30, 2006, no borrowings were outstanding under this facility. At December 31, 2005, the Company had borrowed $38.6 million with a weighted average interest rate of LIBOR plus 1.32%, which was 5.68% at December 31, 2005. The Company had no risk under this guaranty at September 30, 2006 and the Company’s maximum risk under this guaranty was $30.0 million at December 31, 2005.

In December 2005, the Company entered into a $15.0 million unsecured revolving credit facility with Commerce Bank, N.A. This facility was increased to $25.0 million in April 2006. Outstanding borrowings bear interest at one of two rates elected at the Company’s option; (i) the lender’s prime rate plus a margin ranging from 0.50% to 1.50% based upon the Company’s leverage ratio; or (ii) LIBOR plus a margin ranging from 1.50% to 2.50% based upon the Company’s leverage ratio. The facility expires in December 2008. The Company paid $250,000 and $11,000 in commitment fees and unused line fees as of September 30, 2006. Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility and are recorded in the consolidated statements of operations. Unused line fees are expensed immediately into interest expense and are recorded in the consolidated statements of operations. As of September 30, 2006, no borrowings were outstanding under this facility. At December 31, 2005, the balance outstanding was $15.0 million at an interest rate of 6.37%.

In August 2005, the Company’s subsidiary, RCC Real Estate, Inc. (“RCC Real Estate”), entered into a master repurchase agreement with Bear, Stearns International Limited (“Bear Stearns”) to finance the purchase of commercial real estate loans. The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. The Company has guaranteed RCC Real Estate’s obligations under the repurchase agreement to a maximum of $150.0 million. At September 30, 2006, the Company had borrowed $10.9 million, all of which was guaranteed, with a weighted average interest rate of LIBOR plus 1.50%, which was 6.83% at September 30, 2006. At December 31, 2005, the Company had borrowed $80.8 million with a weighted average interest rate of LIBOR plus 1.14%, which was 5.51% at December 31, 2005.

RCC Real Estate has received a waiver from Bear Stearns with respect to compliance with a financial covenant in the master repurchase agreement between it and Bear Stearns.  The waiver was required due to the Company's net loss during the three months ended September 30, 2006, which was caused by the loss realized by the Company on the sale of the remainder of its portfolio of agency RMBS (see Note 4).  Under the covenant, the Company is required to have no less than $1.00 of net income in any period of four consecutive calendar months.  The waiver is effective through January 31, 2007.

At September 30, 2006, the Company has complied, to the best of its knowledge, with all of its other financial covenants under its debt agreements.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

Repurchase and Credit Facilities (continued)

In March 2005, the Company entered into a master repurchase agreement with CS to finance the purchase of agency RMBS portfolio. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. At September 30, 2006, the Company had borrowed $577.2 million with a weighted average interest rate of 5.38%. On October 2, 2006, all outstanding borrowings under this facility were repaid in full in connection with the sale of the Company’s agency RMBS portfolio. At December 31, 2005, the Company had borrowed $948.9 million with a weighted average interest rate of 4.34%.

In March 2005, the Company entered into a master repurchase agreement with UBS Securities LLC to finance the purchase of agency RMBS portfolio. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. At September 30, 2006, the Company had borrowed $139.1 million with a weighted average interest rate of 5.31%. On October 2, 2006, all outstanding borrowings under this facility were repaid in full in connection with the sale of the Company’s remaining agency RMBS portfolio. At December 31, 2005, the Company had no borrowings under this agreement.

Collateralized Debt Obligations

In August 2006, the Company closed Resource Real Estate Funding CDO 2006-1 (“RREF 2006-1”), a $345.0 million CDO transaction that provides financing for commercial real estate loans. The investments held by RREF 2006-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders. RREF 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class J senior notes (rated BB:Moody’s) and class K senior notes (rated B:Moody’s) for $43.1 million. In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate Inc., purchased a $36.3 million equity interest representing 100% of the outstanding preference shares. The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF 2006-1 but are senior in right of payment to the preference shares. The equity interest is subordinated in right of payment to all other securities issued by RREF 2006-1.

The senior notes issued to investors by RREF 2006-1 consist of the following classes: (i) $129.4 million of class A-1 notes bearing interest at 1-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at 1-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at 1-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at 1-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at 1-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at 1-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at 1-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at 1-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at 1-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%. As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation. All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity. The weighted average interest rate on all notes issued to investors was 6.15% at September 30, 2006.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

Collateralized Debt Obligations − (Continued)

In May 2006, the Company closed Apidos CDO III, a $285.5 million CDO transaction that provides financing for bank loans. The investments held by Apidos CDO III collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders. Apidos CDO III issued a total of $262.5 million of senior notes at par to investors and RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares. The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO III.

The senior notes issued to investors by Apidos CDO III consist of the following classes: (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%. All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity. The weighted average interest rate on all notes was 5.76% at September 30, 2006.

In August 2005, the Company closed Apidos CDO I, a $350.0 million CDO transaction that provides financing for bank loans. The investments held by Apidos CDO I collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders. Apidos CDO I issued a total of $321.5 million of senior notes at par to investors and RCC Commercial purchased a $28.5 million equity interest representing 100% of the outstanding preference shares. The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO I.

The senior notes issued to investors by Apidos CDO I consist of the following classes: (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%. All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity. The weighted average interest rate on all notes was 5.94% at September 30, 2006.

In July 2005, the Company closed Ischus CDO II, a $403.0 million CDO transaction that provides financing for mortgage-backed and other asset-backed securities. The investments held by Ischus CDO II collateralize the debt it issued and, as a result, those investments are not available to the Company, its creditors or stockholders. Ischus CDO II issued a total of $376.0 million of senior notes at par to investors and RCC Real Estate purchased a $27.0 million equity interest representing 100% of the outstanding preference shares. In August 2006, upon approval by the Company’s Board of Directors, the preference shares of Ischus CDO II were transferred to the Company’s wholly-owned subsidiary, RCC Commercial, Inc. (“RCC Commercial”). As of September 30, 2006, RCC Commercial owned a $27.0 million equity interest representing 100% of the outstanding preference shares. The equity interest is subordinate in right of payment to all other securities issued by Ischus CDO II.

The senior notes issued to investors by Ischus CDO II consist of the following classes: (i) $214.0 million of class A-1A notes bearing interest at 1-month LIBOR plus 0.27%; (ii) $50.0 million of class A-1B delayed draw notes bearing interest on the drawn amount at 1-month LIBOR plus 0.27%; (iii) $28.0 million of class A-2 notes bearing interest at 1-month LIBOR plus 0.45%; (iv) $55.0 million of class B notes bearing interest at 1-month LIBOR plus 0.58%; (v) $11.0 million of class C notes bearing interest at 1-month LIBOR plus 1.30%; and (vi) $18.0 million of class D notes bearing interest at 1-month LIBOR plus 2.85%. All of the notes issued mature on August 6, 2040, although the Company has the right to call the notes at par any time after August 6, 2009 until maturity. The weighted average interest rate on all notes was 5.62% at September 30, 2006.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

Trust Preferred Securities

In May 2006 and September 2006, the Company formed Resource Capital Trust I (“RCTI”) and RCC Trust II (“RCTII”), respectively, for the sole purpose of issuing and selling trust preferred securities. In accordance with FASB Interpretation No. 46R (“FIN 46R”), RCTI and RCTII are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiaries of these entities. The Company owns 100% of the common shares in RCTI and RCTII. Each respective trust issued $25.0 million of preferred shares to unaffiliated investors.

In connection with the issuance and sale of the trust preferred securities, the Company issued junior subordinated debentures to RCTI and RCTII of $25.8 million each, representing the Company’s maximum exposure to loss. The debt issuance costs associated with the junior subordinated debentures for RCTI and RCTII at September 30, 2006 were $829,000 and $828,000, respectively. These costs are being amortized into interest expense using the effective yield method over a ten year period and are recorded in the consolidated statements of operations.

The rights of holders of common shares of RCTI and RCTII are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, the common shareholders’ economic and voting rights are pari passu with the preferred shareholders. The preferred and common securities of RCTI and RCTII are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures. Unless earlier dissolved, RCTI will dissolve on May 25, 2041 and RCTII will dissolve on September 29, 2041. The junior subordinated debentures are the sole asset of RCTI and RCTII and mature on June 30, 2036 and October 30, 2036, respectively, and may be called at par by the Company any time after June 30, 2011 and October 30, 2011, respectively. Interest is payable for RCTI and RCTII quarterly at a floating rate equal to three-month LIBOR plus 3.95% per annum. The rates for RCTI and RCTII, at September 30, 2006, were 9.45% and 9.32%, respectively. The Company records its investments in RCTI and RCTII’s common shares of $774,000 each as investments in unconsolidated trusts and records dividend income upon declaration by RCTI and RCTII.

NOTE 8 - CAPITAL STOCK AND EARNINGS PER SHARE

The Company had authorized 500,000,000 shares of common stock, par value $0.001 per share, of which 17,821,434 and 15,682,334 shares (including 234,224 and 349,000 restricted shares) were outstanding as of September 30, 2006 and December 31, 2005, respectively.

On March 8, 2005, the Company granted 345,000 shares of restricted common stock and options to purchase 651,666 common shares at an exercise price of $15.00 per share, to the Manager. One third of the shares of restricted stock and options vested on March 8, 2006. The Company also granted 4,000 shares of restricted common stock to the Company’s four non-employee directors as part of their annual compensation. These shares vested in full on March 8, 2006. On March 8, 2006, the Company granted 4,224 shares of restricted stock to the Company’s four non-employee directors as part of their annual compensation. These shares vest in full on March 8, 2007.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 8 - CAPITAL STOCK AND EARNINGS PER SHARE − (Continued)

The following table summarizes restricted common stock transactions:

	Manager	Non-Employee Directors	Total
Unvested shares as of December 31, 2005	345,000	4,000	349,000
Issued	−	4,224	4,224
Vested	(115,000)	(4,000)	(119,000)
Forfeited	−	−	−
Unvested shares as of September 30, 2006 (Unaudited)	230,000	4,224	234,224

Pursuant to SFAS No. 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager at the current market price. The estimated fair value of the shares of restricted stock granted, including shares issued to the four non-employee directors, was $5.3 million and $5.2 million at September 30, 2006 and December 31, 2005, respectively.

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2005	651,666		$15.00
Granted	−	$	−
Exercised	−	$	−
Forfeited	−	$	−
Outstanding as of September 30, 2006 (Unaudited)	651,666		$15.00

None of the common stock options outstanding were exercised at September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, 722 common stock options were exercisable, and no common stock options were exercisable as of December 31, 2005. The common stock options are valued using the Black-Scholes model using the following assumptions:

	September 30, 2006	December 31, 2005
	(Unaudited)
Expected life	9 years	10 years
Discount rate	4.694%	4.603%
Volatility	21.27%	20.11%
Dividend yield	10.40%	12.00%

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 8 - CAPITAL STOCK AND EARNINGS PER SHARE − (Continued)

The estimated fair value of the total common stock options was $386,200 and $158,300 at September 30, 2006 and December 31, 2005, respectively. The estimated fair value of each option grant at September 30, 2006 and December 31, 2005, respectively, was $0.655 and $0.243. For the three months ended September 30, 2006 and 2005, nine months ended September 30, 2006 and the period from March 8, 2005 (date operations commenced) through September 30, 2005 (hereafter referred to as period ended September 30, 2005), the components of equity compensation expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,	Period Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)	(Unaudited)
Options granted to Manager	$86	$24	$208	$55
Restricted shares granted to Manager	697	797	1,367	1,784
Restricted shares granted to non-employee directors	15	15	45	34
Total equity compensation expense	$798	$836	$1,620	$1,873

During the three and nine months ended September 30, 2006, the Manager received 6,252 and 14,076 shares, respectively, as incentive compensation, valued at $79,000 and $194,000, respectively, pursuant to the management agreement. No incentive fee compensation shares were issued as of December 31, 2005.

In connection with the July 2006 hiring of a commercial mortgage direct loan origination team by Resource Real Estate, Inc. (see Related Party Transactions - Note 9), the Company agreed to issue up to 100,000 shares of common stock and options to purchase an additional 100,000 shares of common stock, if certain loan origination performance thresholds are achieved.  The performance thresholds are two-tiered.  Upon the achievement of $400.0 million of direct loan originations of commercial real estate loans, 60,000 restricted shares of common stock and options to purchase an additional 60,000 shares of common stock are issuable.  Upon the achievement of another $300.0 million of direct loan originations of commercial real estate loans, a second tranche of 40,000 restricted shares of common stock and options to purchase another 40,000 shares of common stock are issuable.  The restricted shares and options to purchase shares of common stock vest over a two-year period after issuance. The Company accounts for equity instruments issued to non-employees for goods or services in accordance with the provisions of SFAS No. 123(R) and Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"). Accordingly, when the non-employees complete their performance or when a performance commitment is reached, the Company is required to measure the fair value of the equity instruments.  No expense was recognized for the three months ended September 30, 2006, as neither a performance commitment nor completion of performance was achieved.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 8 - CAPITAL STOCK AND EARNINGS PER SHARE − (Continued)

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,	Period Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)	(Unaudited)
Basic:
Net (loss) income	$(2,401)	$3,776	$8,814	$6,008
Weighted average number of shares outstanding	17,585,171	15,333,334	17,261,091	15,333,334
Basic net (loss) income per share	$(0.14)	$0.25	$0.51	$0.39

Diluted:
Net (loss) income	$(2,401)	$3,776	$8,814	$6,008
Weighted average number of shares outstanding	17,585,171	15,333,334	17,261,091	15,333,334
Additional shares due to assumed conversion of dilutive instruments	−	124,799	127,475	124,799
Adjusted weighed-average number of common shares outstanding (1)	17,585,171	15,458,133	17,388,566	15,458,133
Diluted net (loss) income per share	$(0.14)	$0.24	$0.51	$0.39

(1)
For the three months ended September 30, 2006, the weighted average number of shares used in calculating the diluted net loss per share is the same as the basic weighted average number of shares as a result of a net loss available to common shareholders for the period.

Potentially dilutive shares relating to stock options to purchase 651,666 shares of common stock and warrants to purchase 1,568,244 shares of common stock for the three and nine months ended September 30, 2006 and 349,000 restricted shares and options to purchase 651,666 shares of common stock for the three months ended September 2005 and the period ended September 30, 2005 are not included in the calculation of diluted net income per share because the effect is anti-dilutive.

NOTE 9 - RELATED-PARTY TRANSACTIONS

Management Agreement

The base management fee for the three and nine months ended September 30, 2006 was $916,000 and $2.7 million, respectively. The incentive management fee for the nine months ended September 30, 2006 was $432,000. No incentive management fee was earned by the Manager for the three months ended September 30, 2006. The base management fee for the three months ended September 30, 2005 and period from March 8, 2005 to September 30, 2005 was $822,000 and $1.8 million, respectively. No incentive management fee was earned by the Manager for the three months and the period ended September 30, 2005.

At September 30, 2006, the Company was indebted to the Manager for base management fees of $614,000 and for reimbursement of expenses of $263,000. At December 31, 2005, the Company was indebted to the Manager for base and incentive management fees of $552,000 and $344,000, respectively, and for reimbursement of expenses of $143,000. These amounts are included in management and incentive fee payable and accounts payable and accrued liabilities, respectively.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 9 - RELATED-PARTY TRANSACTIONS − (Continued)

Relationship with Resource Real Estate

Resource Real Estate, Inc., a subsidiary of RAI, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes and mezzanine loans. The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated. At September 30, 2006 and December 31, 2005, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio of $332,000 and $22,000, respectively.

Relationship with LEAF Financial Corporation (“LEAF”)

LEAF, a subsidiary of RAI, originates and manages equipment leases and notes on the Company’s behalf. The Company purchases these leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs. In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes. At September 30, 2006 and December 31, 2005, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of $143,000 and $41,000, respectively. The LEAF servicing fees for the three and nine months ended September 30, 2006 were $210,000 and $430,000, respectively. No LEAF servicing fees were incurred for the three months and period ended September 30, 2005.

During the three months ended September 30, 2006, the Company sold two notes back to LEAF at a price equal to their book value. The total proceeds received on outstanding notes receivable were $16.3 million.

Relationship with RAI

At September 30, 2006, RAI, had a 10.7% ownership interest in the Company, consisting of 1,900,000 shares it had purchased, 14,076 shares it received as incentive compensation pursuant to the management agreement and 307 vested shares associated with the issuance of restricted stock. In addition, certain officers of the Manager and its affiliates had a 2.3% ownership interest in the Company, consisting of 334,667 shares they had purchased and 83,995 vested shares associated with the issuance of restricted stock as of September 30, 2006. All purchased shares were acquired in offerings by the Company at the same price at which shares were purchased by the other investors in those offerings.

Relationship with Law Firm

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood, P.C., a law firm. The Company paid Ledgewood $25,000 and $314,000 for the three and nine months ended September 30, 2006, respectively, and $203,000 and $613,000 for the three months and period ended September 30, 2005. Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 10 - DISTRIBUTIONS

On September 19, 2006, the Company declared a quarterly distribution of $0.37 per share of common stock, $6.6 million in the aggregate, which was paid on October 13, 2006 to stockholders of record as of September 29, 2006.

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

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which it is practicable to estimate value. The estimated fair value of available-for-sale securities, derivatives and direct financing leases and notes is equal to their respective carrying value presented in the consolidated balance sheets. The estimated fair value of loans held for investment was $1.1 billion and $571.7 million as of September 30, 2006 and December 31, 2005, respectively. The estimated fair value of all other assets and liabilities approximate carrying value as of September 30, 2006 and December 31, 2005 due to the short-term nature of these items.

NOTE 12 - DERIVATIVE INSTRUMENTS

At September 30, 2006, the Company had 11 interest rate swap contracts and four forward interest rate swap contracts. The Company will pay an average fixed rate of 5.34% and receive a variable rate equal to one-month and three-month LIBOR on the interest rate swap contracts. The aggregate notional amount of these contracts was $212.3 million. The Company will pay an average fixed rate of 5.31% and receive a variable rate equal to one-month LIBOR on the forward interest rate swap contracts, which will commence in February 2007. The aggregate notional amount of these contracts was $61.0 million. In addition, the Company had one interest rate cap agreement outstanding whereby it reduced its exposure to variability in future cash outflows attributable to changes in LIBOR. The aggregate notional amount of this contract was $15.0 million at September 30, 2006.

Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 − (Continued)
(Unaudited)

NOTE 12 - DERIVATIVE INSTRUMENTS − (Continued)

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

The estimated fair value of the Company’s interest rate swaps, forward swaps and interest rate cap was $(3.3) million and $3.0 million as of September 30, 2006 and December 31, 2005, respectively. The Company had aggregate unrealized losses of $3.4 million and aggregate unrealized gains of $2.8 million on the interest rate swap agreements and interest rate cap agreement, as of September 30, 2006 and December 31, 2005, respectively, which is recorded in accumulated other comprehensive loss. In connection with the January 2006 sale of a portion of the Company’s agency RMBS portfolio, the Company realized a swap termination gain of $881,000, which is reflected in interest expense in the Company’s consolidated statements of operations. In connection with the sale of the Company’s remaining agency RMBS portfolio on September 27, 2006, the Company realized a swap termination gain of $2.6 million. This swap agreement had an original termination date of October 2007. The realized gain is reflected in net realized gains on investments in the Company’s consolidated statements of operations.

NOTE 13 - SUBSEQUENT EVENT

On October 2, 2006, in connection with the sale of the Company’s agency RMBS portfolio, all borrowings were repaid under the CS and UBS Securities LLC agency RMBS repurchase facilities totaling $716.5 million. In addition, the net proceeds were used to repay outstanding borrowings under the Column Financial Inc. commercial real estate loan repurchase facility in October 2006.

On October 31, 2006, the Company entered into a secured term credit facility with Morgan Stanley Bank to finance the purchase of equipment leases and notes.  The maximum amount of the Company’s borrowing under this facility is $100.0 million for the first 12 months and $250.0 million thereafter.  The facility expires October 2009.

Borrowings under this facility bear interest at one of two rates, determined by the outstanding balance of the facility:

•	Less than $100.0 million - one-month LIBOR plus 0.60%; and
•	Greater than $100.0 million - one-month LIBOR plus 0.75%

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

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

Overview

We are a specialty finance company that has elected and intends to continue to qualify as a real estate investment trust, or REIT, under Subchapter M of the Internal Revenue Code of 1986, as amended. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy. We invest in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets. We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and to mitigate interest rate risk through derivative instruments. Future distributions and capital appreciation are not guaranteed, however, and we have only limited operating history and REIT experience upon which you can base an assessment of our ability to achieve our objectives.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks. We generate revenues from the interest we earn on our first priority tranches of commercial mortgage loans, or A notes, subordinated tranches of commercial mortgage loans, or B notes, mezzanine debt, whole loans, commercial mortgage-backed securities, or CMBS, residential mortgage-backed securities, or RMBS, other asset-backed securities, or ABS, bank loans and payments on equipment leases and notes. We use a substantial amount of leverage to enhance our returns and we finance each of our different asset classes with different degrees of leverage. The cost of borrowings to finance our investments comprises a significant part of our expenses. Our net income will depend on our ability to control these expenses relative to our revenue. In our ABS-RMBS, CMBS, other ABS, bank loans and equipment leases and notes, we use warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as a long-term financing source. In our commercial real estate loan portfolio, we use repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as a long-term financing source. We expect that our other term financing will consist of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs.

Before October 2, 2006, we had a significant portfolio of agency RMBS. In order to redeploy the capital we had invested in this asset class into higher-yielding asset classes, we entered into an agreement to sell this portfolio on September 27, 2006. The sale settled on October 2, 2006, and we have no remaining agency RMBS. We had financed the acquisition of our agency RMBS with short-term repurchase arrangements. We also had sought to mitigate the risk created by any mismatch between the maturities and repricing dates of our agency RMBS and the maturities and repricing dates of the repurchase agreements we used to finance them through derivative instruments, principally floating-to-fixed interest rate swap agreements and interest rate cap agreements. We terminated these derivatives upon completion of the sale of our agency RMBS.

Index
On March 8, 2005, we received net proceeds of $214.8 million from a private placement of 15,333,334 shares of common stock. On February 10, 2006, we received net proceeds of $27.3 million from our initial public offering of 4,000,000 shares of common stock (including 1,879,200 shares sold by certain selling stockholders of ours). As of September 30, 2006, we had invested 20.3% of our portfolio in commercial real estate-related assets, 33.2% in agency RMBS, 15.0% in ABS - RMBS and 31.5% in commercial finance assets. As a result of the October 2, 2006 settlement of our agency RMBS portfolio, our portfolio composition subsequent to the third quarter has shifted so that, as of that date and giving effect to the sale, we had invested 30.3% of our portfolio in commercial real estate-related assets, 22.5% in ABS-RMBS and 47.2% in commercial finance assets.

We expect that diversifying our portfolio by shifting the mix towards higher-yielding assets will increase our earnings, subject to maintaining the credit quality of our portfolio. If we are unable to maintain the credit quality of our portfolio, however, our earnings will decrease. Because the amount of leverage we intend to use will vary by asset class, our asset allocation may not reflect the relative amounts of equity capital we have invested in the respective classes. To illustrate after giving effect to the agency RMBS portfolio settlement on October 2, 2006, our equity was invested 68.0% in commercial real estate-related assets, 21.7% in commercial finance assets and 10.3% in ABS-RMBS. The results of operations discussed below are for the three and nine months ended September 30, 2006, three months ended September 30, 2005 and the period from March 8, 2005 (date operations commenced) to September 30, 2005 (which we refer to as the period ended September 30, 2005).

Results of Operations

Our net loss for the three months ended September 30, 2006 including a net loss of $8.3 million from the sale of our agency RMBS portfolio was $2.4 million, or $0.14 per weighted average common share (basic and diluted) as compared to net income of $3.8 million, or $0.24 per weighted average common share-diluted for the three months ended September 30, 2005.

Our net income for the nine months ended September 30, 2006, including a net loss of $8.8 million from the sale of our agency RMBS portfolio, was $8.8 million, or $0.51 per weighted average common share (basic and diluted) as compared to $6.0 million, or $0.39 per weighted average common share (basic and diluted) for the period ended September 30, 2005.

Interest Income -	Three and Nine Months Ended September 30, 2006 as compared to Three Months and Period Ended September 30, 2005

During 2005, we were in the process of acquiring and building our investment portfolio. As a result, we acquired a substantial portion of our commercial real estate loans and commercial finance assets after the three months and period ended September 30, 2005 had been completed. This balance sheet trend is important in comparing and analyzing the results of operations for the 2006 and 2005 periods presented.

In addition, since we commenced operations on March 8, 2005, results for the period ended September 30, 2005 reflect less than seven months of activity as compared with the nine full months ended September 30, 2006.

Index

    The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

			Weighted Average
			Rate	Balance	Rate	Balance
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006 (1)	2005 (1)	2006 (1)	2006	2005 (1)	2005
Interest Income:
Interest income from securities available-for-sale:
Agency RMBS	$9,095	$11,610	4.61%	$788,425	4.53%	$1,039,882
ABS-RMBS	6,363	3,929	7.16%	$347,460	5.18%	$291,784
CMBS	400	394	5.69%	$26,744	5.52%	$28,294
Other ABS	390	299	7.03%	$21,460	5.18%	$22,396
Private equity	−	16	N/A	N/A	6.18%	$1,000
Total interest income from securities available-for-sale	16,248	16,248
Interest income from loans:
Bank loans	12,215	4,125	7.53%	$617,465	5.97%	$272,995
Commercial real estate loans	7,690	739	8.57%	$351,849	6.82%	$42,453
Total interest income from loans	19,905	4,864
Interest income - other:
Leasing	1,588	14	8.49%	$77,451	9.93%	$546
Interest rate swap agreements	1,130	−	0.75%	$602,373	N/A	N/A
Temporary investment in over-night repurchase agreements	277	470
Total interest income − other	2,995	484
Total Interest Income	$39,148	$21,596

			Weighted Average
	Nine Months Ended	Period Ended	Rate	Balance	Rate	Balance
	September 30,		Nine Months Ended September 30,		Period Ended September 30,
	2006(1)	2005(1)	2006(1)	2006	2005(1)	2005
Interest Income:
Interest income from securities available-for-sale:
Agency RMBS	$28,727	$19,491	4.59%	$802,731	4.45%	$785,781
ABS-RMBS	17,662	6,039	6.65%	$343,291	4.89%	$208,983
CMBS	1,183	707	5.64%	$26,933	5.51%	$22,700
Other ABS	1,071	488	6.51%	$21,446	4.21%	$20,654
Private equity	30	16	16.98%	$227	6.18%	$444
Total interest income from securities available-for-sale	48,673	26,741
Interest income from loans:
Bank loans	30,205	5,570	7.19%	$552,458	5.88%	$171,766
Commercial real estate loans	16,420	752	8.46%	$258,091	6.80%	$19,233
Total interest income from loans	46,625	6,322
Interest income - other:
Leasing	3,391	14	8.51%	$54,274	9.93%	$242
Interest rate swap agreements	3,792	−	0.60%	$679,611	N/A	N/A
Temporary investment in over-night repurchase agreements	996	1,613
Total interest income − other	8,179	1,627
Total Interest Income	$103,477	$34,690

(1)	Certain one-time items reflected in interest income have been excluded in calculating the weighted average rate, since they are not indicative of the expected results.

Index

Interest income increased $17.5 million (81%) and $68.8 million (198%) to $39.1 million and $103.5 million for the three and nine months ended September 30, 2006, respectively, from $21.6 million and $34.7 million for the three months and period ended September 30, 2005, respectively. We attribute these increases to the following:

Interest income from securities available-for-sale

Agency RMBS generated $9.1 million of interest income for the three months ended September 30, 2006 as compared to $11.6 million for the three months ended September 30, 2005, a decrease of $2.5 million (22%). Agency RMBS generated $28.7 million of interest income for the nine months ended September 30, 2006 as compared to $19.5 million for the period ended September 30, 2005, an increase of $9.2 million (47%). These changes primarily resulted from the following:

•	The sale of agency RMBS in January 2006 totaling approximately $125.4 million.
•
The receipt of principal payments on agency RMBS totaling $169.5 million since September 30, 2005, including $37.0 million and $113.4 million during the three and nine months ended September 30, 2006, respectively.

Sales and principal repayments were partially offset by the acquisition of $186.3 million and $646.1 million of agency RMBS during the three months and period ended September 30, 2005, which were held for the entire three and nine months ended September 30, 2006.

ABS-RMBS contributed $6.4 million and $17.7 million of interest income for the three and nine months ended September 30, 2006, respectively, as compared to $3.9 million and $6.0 million for the three months and period ended September, 2005, an increase of $2.5 million (62%) and $11.7 million (192%), respectively. These increases resulted primarily from the following:

•
The acquisition of $64.6 million and $332.3 million of non-agency securities during the three months and period ended September 30, 2005, which were held for the entire three and nine months ended September 30, 2006, respectively.

•
The acquisition of $24.8 million of non-agency securities (net of sales of $8.5 million) since September 30, 2005, including $6.2 million (net of sales of $2.0 million) and $445,000 of such securities acquired during the three and nine months ended September 30, 2006, respectively.

•
The increase of the weighted average interest rate on these securities to 7.16% and 6.65% for the three and nine months ended September 30, 2006, respectively, from 5.18% and 4.89% for the three months and period ended September 30, 2005, respectively.

CMBS contributed $400,000 and $1.2 million of interest income for the three and nine months ended September 30, 2006, respectively, as compared to $394,000 and $707,000 for the three months and period ended September 30, 2005, an increase of $6,000 (2%) and $493,000 (70%), respectively. These increases resulted primarily from the acquisition of $28.0 million of CMBS during the period ended September 30, 2005, which were held for the entire three and nine months ended September 30, 2006.

      Other ABS contributed $390,000 and $1.1 million of interest income for the three and nine months ended September 30, 2006, respectively, as compared to 299,000 and $488,000 for the three months and period ended September 30, 2005, an increase of $91,000 (30%) and $612,000 (125%), respectively. These increases resulted primarily from the following:

•	The acquisition of $23.1 million of other ABS (net of sales of $5.5 million) during the period ended September 30, 2005, which were held for the entire three and nine months ended September 30, 2006.
•	The acquisition of $771,000 of other ABS during the nine months ended September 30, 2006.
•
The increase of the weighted average interest rate on these securities to 7.03% and 6.51% for the three and nine months ended September 30, 2006, respectively, from 5.18% and 4.21% for the three months and period ended September 30, 2005, respectively.

These acquisitions and the increase in weighted average rate were partially offset by the receipt of principal payments on other ABS totaling $1.7 million since September 30, 2005, including $441,000 and $1.4 million during the three and nine months ended September 30, 2006, respectively.

Index

Interest income from loans

Bank loans generated $12.2 million and $30.2 million of interest income for the three and nine months ended September 30, 2006, respectively, as compared to $4.1 million and $5.6 million for the three months and period ended September 30, 2005, an increase of $8.1 million (196%) and $24.6 million (442%), respectively. These increases resulted primarily from the following:

•
The acquisition of $325.2 million of bank loans (net of sales of $58.1 million) during the three months and period ended September 30, 2005, which were held for the entire three and nine months ended September 30, 2006.

•
The acquisition of $435.6 million of bank loans (net of sales of $136.7 million) since September 30, 2005, including $327.1 million (net of sales of $103.8 million) and $50.1 million (net of sales of $40.0 million) during the three and nine months ended September 30, 2006, respectively.

•
The increase of the weighted average interest rate on these loans to 7.53% and 7.19% for the three and nine months ended September 30, 2006, respectively, from 5.97% and 5.88% for the three months and period ended September 30, 2005, respectively.

These acquisitions and the increase in weighted average rate were partially offset by the receipt of principal payments on bank loans totaling $136.2 million since September 30, 2005, including $110.7 million and $40.3 million during the three and nine months ended September 30, 2006, respectively.

Commercial real estate loans produced $7.7 million and $16.4 million of interest income for the three and nine months ended September 30, 2006, respectively, as compared to $739,000 and $752,000 for the three months and period ended September 30, 2005, an increase of $7.0 million (941%) and $15.6 million (2,084%), respectively. These increases resulted entirely from the following:

•
The acquisition of $61.6 million of commercial real estate loans during the three months and period ended September 30, 2005, which were held for the entire three and nine months ended September 30, 2006.

•
The acquisition of $396.9 million of commercial real estate loans (net of principal payments of $44.0 million) since September 30, 2005, including $174.4 million and $312.2 million (net of principal payments of $27.5 million and $44.0 million) during the three and nine months ended September 30, 2006, respectively.

Interest income - other

Our equipment leasing portfolio generated $1.6 million and $3.4 million of interest income for the three and nine months ended September 30, 2006, respectively as compared to $14,000 for both the three months and period ended September 30,2005, resulting from the purchase of $97.5 million of equipment leases and notes (net of principal payments of $31.3 million) since September 30, 2005, including $35.0 million (net of principal payments of $21.1 million) and $185.1 million (net of principal payments of $29.5 million) of equipment leases and notes acquisitions during the three and nine months ended September 30, 2006, respectively.

Interest rate swap agreements generated $1.1 million and $3.8 million of interest income for the three and nine months ended September 30, 2006, respectively, resulting from increases in the floating rate index we receive under our swap agreements. During the prior year periods, the floating rate we received did not exceed the fixed rate we paid under these same agreements. As a result, no interest income from interest rate swap agreements was generated for the three months and period ended September 30, 2005.

Index

Interest Expense -	Three and Nine Months Ended September 30, 2006 as compared to Three Months and Period Ended September 30, 2005

During 2005, while we were in the process of acquiring and building an investment portfolio, our borrowing obligations grew in tandem with the related underlying assets. Subsequent to September 30, 2005, we added additional borrowings that substantially funded the investment portfolio acquisitions that we discuss in “Results of Operations−Interest Income.” Further, some of the existing borrowings at September 30, 2005 were repaid by new borrowings after September 30, 2005. These developing borrowing trends are important in comparing and analyzing interest expense for the 2006 and 2005 periods presented.

In addition, since we commenced operations on March 8, 2005, results for the period ended September 30, 2005 reflect less than seven months of activity as compared with the nine full months ended September 30, 2006.

The following tables set forth information relating to our interest expense incurred for the periods presented (in thousands):
			Weighted Average
			Rate	Balance	Rate	Balance
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006 (1)	2005 (1)	2006 (1)	2006	2005 (1)	2005
Interest Expense:
Agency RMBS	$9,859	$8,475	5.35%	$720,000	3.63%	$988,000
ABS-RMBS / CMBS / ABS	5,745	3,520	5.99%	$376,000	4.01%	$317,896
Bank loans	8,886	3,035	5.96%	$584,000	4.10%	$318,218
Commercial real estate loans	4,360	81	6.65%	$263,582	5.00%	$6,385
Leasing	1,260	−	6.32%	$80,194	N/A	N/A
Interest rate swap agreements	−	484	N/A	N/A	0.22%	$867,527
General	745	−	9.76%	$29,815	N/A	N/A
Total Interest Income	$30,855	$15,595

			Weighted Average
	Nine Months Ended	Period Ended	Rate	Balance	Rate	Balance
	September 30,		Nine Months Ended September 30,		Period Ended September 30,
	2006 (1)	2005 (1)	2006 (1)	2006	2005 (1)	2005
Interest Expense:
Agency RMBS	$28,394	$13,208	5.01%	$749,100	3.29%	$786,900
ABS-RMBS / CMBS / ABS	15,936	5,502	5.59%	$376,000	3.77%	$238,763
Bank loans	21,990	3,826	5.51%	$520,429	3.64%	$179,665
Commercial real estate loans	8,835	81	6.22%	$185,784	5.00%	$2,838
Leasing	2,208	−	6.30%	$47,893	N/A	N/A
Interest rate swap agreements	−	1,119	N/A	N/A	0.33%	$598,191
General	1,213	−	9.56%	$16,731	N/A	N/A
Total Interest Income	$78,576	$23,736

(1)	Certain one-time items reflected in interest expense have been excluded in calculating the weighted average rate, since they are not indicative of the expected results.

Index

Interest expense increased $15.3 million (98%) and $54.9 million (231%) to $30.9 million and $78.6 million for the three and nine months ended September 30, 2006, respectively, from $15.6 million and $23.7 million for the three months and period ended September 30, 2005, respectively. We attribute these increases to the following:

Interest expense related to agency RMBS repurchase agreements was $9.9 million and $28.4 million for the three and nine months ended September 30, 2006, respectively, as compared to $8.5 million and $13.2 million for the three months and period ended September 30, 2005, respectively, an increase of $1.4 million (16%) and $15.2 million (115%), respectively. These increases resulted primarily from the following:

•
The weighted average interest rate on these repurchase agreement obligations increased to 5.35% and 5.01% for the three and nine months ended September 30, 2006, respectively, from 3.63% and 3.29% for both the three months and period ended September 30, 2005, respectively.

•
The increase in rates was partially offset by a decrease in the average balance of our repurchase agreements financing our agency RMBS portfolio. Our average repurchase obligations during the three and nine months ended September 30, 2006 were $720.0 million and $749.1 million, respectively.

ABS-RMBS, CMBS and other ABS, which we refer to collectively as ABS, were pooled and financed by a CDO (Ischus CDO II). Interest expense related to these obligations was $5.7 million and $15.9 million for the three and nine months ended September 30, 2006, respectively, as compared to $3.5 million and $5.5 million for the three months and period ended September 30, 2005, an increase of $2.2 million (63%) and $10.4 million (190%), respectively. These increases resulted primarily from the following:

•
The weighted average interest rate on the senior notes issued by Ischus CDO II was 5.99% and 5.59% for the three and nine months ended September 30, 2006, respectively, as compared to 4.01% and 3.77% on the warehouse facility / senior notes for the three months and period ended September 30, 2005, respectively.

•
In July 2005, Ischus CDO II issued $376.0 million of senior notes into several classes with rates ranging from 1-month LIBOR plus 0.27% to 1-month LIBOR plus 2.85%. The Ischus CDO II proceeds were used to repay borrowings under a related warehouse facility, which had a balance at the time of repayment of $317.8 million.

•
We amortized $147,000 and $445,000 of deferred debt issuance costs related to the Ischus CDO II financing for the three and nine months ended September 30, 2006, respectively. No such costs were incurred for the three months and period ended September 30, 2005.

Interest expense on bank loans was $8.9 million and $22.0 million for the three and nine months ended September 30, 2006, respectively, as compared to $3.0 million and $3.8 million for the three months and period ended September 30, 2005, an increase of $5.9 million (193%) and $18.2 million (475%), respectively. These increases resulted primarily from the following:

•
As a result of the continued acquisitions of bank loans after the closing of Apidos I, we financed our second bank loan CDO (Apidos CDO III) in May 2006. Apidos CDO III issued $262.5 million of senior notes into several classes with rates ranging from 3-month LIBOR plus .26% to 3-month LIBOR plus 4.25%. The Apidos CDO III proceeds used to repay borrowings under a warehouse facility, which had a balance at the time of repayment of $222.6 million. The weighted average interest rate on the senior notes was 5.76% and 5.33% for the three and nine months ended September 30, 2006, respectively. The warehouse facility did not exist as of September 30, 2005, so we incurred no warehouse interest expense in the prior year periods.

•
In August 2005, Apidos CDO I issued $321.5 million of senior notes in several classes with rates ranging from 3-month LIBOR plus 0.26% to a fixed rate of 9.251%. The Apidos CDO I financing proceeds were used to repay borrowings under a related warehouse facility, which had a balance at the time of repayment of $219.8 million. The weighted average interest rate on the senior notes was 5.84% and 5.40% for the three and nine months ended September 30, 2006, respectively, as compared to 4.11% and 3.63% on the warehouse facility / senior notes for the three months and period ended September 30, 2005.

•
We amortized $229,000 and $558,000 of deferred debt issuance costs related to the CDO financings for the three and nine months ended September 30, 2006, respectively. No such costs were incurred for the three months and period ended September 30, 2005.

Interest expense on commercial real estate loans was $4.4 million and $8.8 million for the three and nine months ended September 30, 2006, respectively, as compared to $81,000 for both the three months and period ended September 30, 2005. These increases resulted primarily from the following:

•
We closed our first commercial real estate loan CDO, Resource Real Estate Funding CDO 2006-1, or RREF 2006-1, in August 2006. RREF 2006-1 issued $308.7 million of senior notes at par in several classes with rates ranging from one month LIBOR plus 0.32% to one-month LIBOR plus 3.75%. Prior to August 10, 2006, we financed these commercial real estate loans primarily with repurchase agreements. The RREF 2006-1 financing proceeds were used to repay a majority of these repurchase agreements, which had a balance at August 10, 2006 of $189.6 million. The weighted average interest rate on the senior notes was 6.17% for the three months and nine months ended September 30, 2006. The warehouse facility did not exist as of September 30, 2005, so we incurred no warehouse interest expense in the prior year periods.

•
We amortized $91,000 of deferred debt issuance costs related to the RREF 2006-1 closing for the three and nine months ended September 30, 2006. No such costs were incurred during the three months and period ended September 30, 2005.

•
As a result of the growth of our commercial real estate loan portfolio after the closing of RREF 2006-1, we continued to finance our commercial real estate loans primarily with repurchase agreements through September 30, 2006. We had $53.8 million and $56.2 million of repurchase agreements outstanding at September 30, 2006 and September 30, 2005, respectively. We had a weighted average interest rate of 6.56% and 6.17% for the three and nine months ended September 30, 2006, respectively, as compared to 5.00% for the three months and period ended September 30, 2005.

Interest expense on leasing activities was $1.3 million and $2.2 million for the three and nine months ended September 30, 2006, respectively, resulting from the financing of direct financing leases and notes acquired since September 30, 2005 with our secured term credit facility. At September 30, 2006, we had an outstanding balance of $87.1 million with an interest rate of 6.34%. We did not execute financing on our equipment leasing and notes portfolio until after the period ended September 30, 2005, therefore we did not incur interest expense during the three months and period ended September 30, 2005.

Net Realized Gains (Losses) on Investments -	Three Months Ended September 30, 2006 as compared to Three Months Ended September 30, 2005

Net realized loss on investments for the three months ended September 30, 2006 of $8.3 million primarily resulted from $10.9 million loss on the sale of our agency RMBS portfolio on September 27, 2006, which settled on October 2, 2006, offset by a $2.6 million gain on the termination of the corresponding amortizing swap agreement.

Net Realized Gains (Losses) on Investments -	Nine Months Ended September 30, 2006 as compared to the Period Ended September 30, 2005

Net realized loss on investments for the nine months ended September 30, 2006 of $8.9 million consisted of $12.3 million of losses related to the sale of our agency RMBS portfolio, offset by a $2.6 million gain on termination of our amortizing swap agreement in connection with the sale of our agency RMBS portfolio in September 2006, $282,000 of net realized gains on the sale of bank loans and $577,000 of gains related to the early termination of two equipment leases. Net realized gain on investments for the period ended September 30, 2005 of $178,000 primarily consisted of $174,000 of gains related to the sale of bank loans.

Other Income -	Three Months Ended September 30, 2006 as compared to Three Months Ended September 30, 2005

Other income for the three months ended September 30, 2006 of $384,000 consisted of a $275,000 prepayment premium paid in connection with the payoff of one mezzanine loan, $90,000 of consulting fee income and $19,000 of dividend income. There was no such income for the three months ended September 30, 2005.

Index
Other Income -	Nine Months Ended September 30, 2006 as compared to the Period Ended September 30, 2005

Other income for the nine months ended September 30, 2006 of $391,000 consisted of a $275,000 prepayment premium paid in connection with the payoff of one mezzanine loan, $90,000 of consulting fee income and $26,000 of dividend income. There was no such income for the period ended September 30, 2005.

Non-Investment Expenses -	Three and Nine Months Ended September 30, 2006 as compared to Three Months and Period Ended September 30, 2005

The following table sets forth information relating to our non-investment expenses incurred for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,	Period Ended September 30,
	2006	2005	2006	2005
Non-Investment Expenses:
Management fee - related party	$917	$822	$3,147	$1,839
Equity compensation - related party	798	836	1,620	1,873
Professional services	480	222	1,266	344
Insurance	126	122	372	273
General and administrative	443	415	1,220	795
Total Non-Investment Expenses	$2,764	$2,417	$7,625	$5,124

Since we commenced operations on March 8, 2005, results for the period ended September 30, 2005 reflect less than seven months of activity as compared with the nine full months ended September 30, 2006.

Management fee - related party increased $95,000 (12%) and $1.3 million (71%) to $917,000 and $3.1 million for the three and nine months ended September 30, 2006, respectively, as compared to $822,000 and $1.8 million for the three months and period ended September 30, 2005, respectively. These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement. The base management fees increased by $95,000 (11%) and $900,000 (50%) to $917,000 and $2.7 million for the three and nine months ended September 30, 2006, respectively, as compared to $822,000 and $1.8 million for the three months and period ended September 30, 2005, respectively. These increases were due to increased equity as a result of our public offering in February 2006. Incentive management fees were $433,000 for the nine months ended September 30, 2006. The Manager did not earn an incentive management fee for the three months and period ended September 30, 2005 or the three months ended September 30, 2006.

Equity compensation - related party decreased $38,000 (5%) and $300,000 (16%) to $798,000 and $1.6 million for the three and nine months ended September 30, 2006, respectively, as compared to $836,000 and $1.9 million for the three months and period ended September 30, 2005, respectively. These expenses relate to the amortization of the March 8, 2005 grant of restricted common stock to the Manager, the March 8, 2005 and 2006 grants of restricted common stock to our non-employee independent directors and the March 8, 2005 grant of options to the Manager to purchase common stock. The decreases in expense were primarily the result of an adjustment related to our quarterly remeasurement of unvested stock and options to reflect changes in fair value of our common stock.

Professional services increased $258,000 (116%) and $956,000 (278%) to $480,000 and $1.3 million for the three and nine months ended September 30, 2006, respectively, as compared to $222,000 and $344,000 for the three months and period ended September 30, 2005. These increases were primarily due to an increase in audit and tax fees associated with the closing of Apidos CDO III and an increase in legal fees in connection with our general corporate operations and compliance.

Index

Insurance expense increased $4,000 (3%) and $99,000 (36%) to $126,000 and $372,000 for the three and nine months ended September 30, 2006, respectively, as compared to $122,000 and $273,000 for the three months and period ended September 30, 2005, respectively. These amounts represent amortization related to our purchase of directors’ and officers’ insurance. The increase for the nine months ended September 30, 2006 was due to the fact that the period ended September 30, 2005 did not contain a full nine months of operations, but rather covered the period from our initial date of operations, March 8, 2005, through September 30, 2005, as compared to the full nine months ended September 30, 2006.

General and administrative expenses increased $28,000 (7%) and $405,000 (51%) to $443,000 and $1.2 million for the three and nine months ended September 30, 2006, respectively, as compared to $415,000 and $795,000 for the three months and period ended September 30, 2005, respectively. These expenses include expense reimbursements to our Manager, rating agency expenses and all other operating costs incurred. These increases were primarily the result of the addition of rating agency fees associated with our four CDOs, two of which closed subsequent to September 30, 2005, as well as to an increase in general operating expenses, primarily from bank fees and printing expenses.

Income Taxes

We do not pay federal income tax on income we distribute to our stockholders, subject to our compliance with REIT qualification requirements. However, Resource TRS, our domestic TRS, is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code. As of September 30, 2006 and 2005, we did not conduct any of our operations through Resource TRS.

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

Financial Condition

Summary

Our total assets at September 30, 2006 were $2.4 billion as compared to $2.0 billion at December 31, 2005. The increase in total assets principally was due to a $213.3 million increase in our bank loans held by Apidos CDO III, which closed in May 2006, a $312.6 million increase in our commercial real estate loan portfolio resulting from the purchase of 20 additional loans, 13 of which are held by RREF 2006-1, which closed in August 2006, four additional fundings on one existing loan position, which is also being held by RREF 2006-1, and a $52.3 million increase (net of sales of $16.3 million) in equipment leases and notes in connection with six additional purchases of leasing and note assets from LEAF Financial Corporation during the nine months ended September 30, 2006. This increase was partially offset by the sale of approximately $125.4 million of agency RMBS in January 2006 coupled with principal repayments during the nine months ended September 30, 2006 of $113.4 million on this portfolio. As a result of the sale, we reduced the associated debt with this portfolio. Our liquidity at September 30, 2006 was strengthened by the completion of our initial public offering in February 2006 which resulted in net proceeds of $27.3 million after deducting underwriters’ discounts and commissions and offering expenses and the completion of our May and September 2006 trust preferred securities issuances which resulted in net proceeds of $48.4 million after deducting issuance costs. As of September 30, 2006, we had $13.5 million of cash and cash equivalents.

Index

Investment Portfolio

The tables below summarize the amortized cost and estimated fair value of our investment portfolio as of September 30, 2006 and as of December 31, 2005, classified by interest rate type. The table below for September 30, 2006 excludes the agency RMBS portfolio that was sold in September 2006 (see discussion in “Overview” section). The tables below include both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the estimated fair value of our investment portfolio and the related dollar price, which is computed by dividing the estimated fair value by par amount (in thousands, except percentages):

September 30, 2006	Amortized cost	Dollar price	Estimated fair value	Dollar price	Estimated fair value less amortized cost	Dollar price
Floating rate
ABS-RMBS	$340,988	99.19%	$341,225	99.26%	$237	0.07%
CMBS	415	100.00%	420	101.20%	5	1.20%
Other ABS	18,317	98.95%	18,419	99.50%	102	0.55%
Whole loans	75,821	99.19%	75,821	99.19%	−	0.00%
A notes	42,517	100.04%	42,517	100.04%	−	0.00%
B notes	120,251	99.98%	120,251	99.98%	−	0.00%
Mezzanine loans	78,631	99.97%	78,631	99.97%	−	0.00%
Bank loans	614,699	100.16%	613,636	99.98%	(1,063)	-0.18%
Total floating rate	$1,291,639	99.80%	$1,290,920	99.74%	$(719)	-0.06%
Fixed rate
ABS-RMBS	$6,000	100.00%	$5,853	97.55%	$(147)	-2.45%
CMBS	27,539	98.73%	26,968	96.68%	(571)	-2.05%
Other ABS	3,135	99.97%	2,999	95.63%	(136)	-4.34%
B notes	41,920	99.81%	41,920	99.81%	−	0.00%
Mezzanine loans	80,515	93.52%	80,515	93.52%	−	0.00%
Bank loans	248	99.60%	248	99.60%	−	0.00%
Equipment leases and notes	91,909	100.00%	91,909	100.00%	−	0.00%
Total fixed rate	$251,266	97.66%	$250,412	97.33%	$(854)	-0.33%
Grand total	$1,542,905	99.44%	$1,541,332	99.34%	$(1,573)	-0.10%
December 31, 2005
Floating rate
ABS-RMBS	$340,460	99.12%	$331,974	96.65%	$(8,486)	-2.47%
CMBS	458	100.00%	459	100.22%	1	0.22%
Other ABS	18,731	99.88%	18,742	99.94%	11	0.06%
B notes	121,671	99.78%	121,671	99.78%	−	0.00%
Mezzanine loans	44,405	99.79%	44,405	99.79%	−	0.00%
Bank loans	398,536	100.23%	399,979	100.59%	1,443	0.36%
Private equity	1,984	99.20%	1,954	97.70%	(30)	-1.50%
Total floating rate	$926,245	99.77%	$919,184	98.97%	$(7,061)	-0.76%
Hybrid rate
Agency RMBS	$1,014,575	100.06%	$1,001,670	98.79%	$(12,905)	-1.27%
Total hybrid rate	$1,014,575	100.06%	$1,001,670	98.79%	$(12,905)	-1.27%
Fixed rate
ABS-RMBS	$6,000	100.00%	$5,771	96.18%	$(229)	-3.82%
CMBS	27,512	98.63%	26,904	96.45%	(608)	-2.18%
Other ABS	3,314	99.97%	3,203	96.62%	(111)	-3.35%
Mezzanine loans	5,012	100.00%	5,012	100.00%	−	0.00%
Bank loans	249	99.60%	246	98.40%	(3)	-1.20%
Equipment leases and notes	23,317	100.00%	23,317	100.00%	−	0.00%
Total fixed rate	$65,404	99.42%	$64,453	97.97%	$(951)	-1.45%
Grand total	$2,006,224	99.90%	$1,985,307	98.86%	$(20,917)	-1.04%

Index

At September 30, 2006, we held $347.1 million of ABS-RMBS, at fair value, which is based on market prices provided by dealers, net of unrealized gains of $1.8 million and unrealized losses of $1.7 million as compared to $337.7 million at December 31, 2005, net of unrealized gains of $370,000 and unrealized losses of $9.1 million. At September 30, 2006 and December 31, 2005, our ABS-RMBS portfolio had a weighted average amortized cost of 99.21% and 99.13%, respectively. As of September 30, 2006 and December 31, 2005, our ABS-RMBS were valued below par, in the aggregate, because of wide credit spreads during the respective periods.

The following table summarize our RMBS portfolio classified as available-for-sale as of September 30, 2006 and December 31, 2005, which are carried at fair value (in thousands, except percentages):

	September 30, 2006	December 31, 2005
	ABS-RMBS	Agency RMBS	ABS-RMBS	Total RMBS
RMBS, gross	$349,761	$1,013,981	$349,484	$1,363,465
Unamortized discount	(2,915)	(777)	(3,188)	(3,965)
Unamortized premium	142	1,371	164	1,535
Amortized cost	346,988	1,014,575	346,460	1,361,035
Gross unrealized gains	1,813	13	370	383
Gross unrealized losses	(1,733)	(12,918)	(9,085)	(22,003)
Estimated fair value	$347,068	$1,001,670	$337,745	$1,339,415
Percent of total	100.0%	74.8%	25.2%	100.0%

The table below describes the terms of our RMBS portfolio as of September 30, 2006 and December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2006			December 31, 2005
	Amortized cost		Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Aaa	$	−	N/A	$1,014,575	100.06%
A1 through A3		42,273	100.20%	42,172	100.23%
Baa1 through Baa3		279,022	99.86%	281,929	99.85%
Ba1 through Ba3		25,693	91.22%	22,359	89.20%
Total		$346,988	99.21%	$1,361,035	99.82%

S&P ratings category:
AAA	$	−	N/A	$1,014,575	100.06%
AA+ through AA-		−	− %	2,000	100.00%
A+ through A-		58,963	99.62%	59,699	99.55%
BBB+ through BBB-		264,844	99.12%	262,524	98.99%
BB+ through BB-		2,181	92.22%	1,199	94.78%
No rating provided		21,000	100.00%	21,038	100.00%
Total		$346,988	99.21%	$1,361,035	99.82%

Weighted average rating factor		410		104
Weighted average original FICO (1)		636		633
Weighted average original LTV (1)		79.92%		80.02%

(1)	Weighted average reflects 100.0% and 25.2% at September 30, 2006 and December 31, 2005, respectively, of the RMBS in our portfolio that are non-agency.

The constant prepayment rate to balloon, or CPB, on our ABS-RMBS at September 30, 2006 and December 31, 2005 was 15%. CPB attempts to predict the percentage of principal that will repay over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancing typically declines, which we believe may result in lower rates of prepayments and, as a result, a lower portfolio CPB.

Index

Commercial Mortgage-Backed Securities

At September 30, 2006 and December 31, 2005, we held $27.4 million of CMBS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $5,000 and $1,000, respectively, and unrealized losses of $570,000 and $608,000, respectively. In the aggregate, we purchased our CMBS portfolio at a discount. As of September 30, 2006 and December 31, 2005, the remaining discount to be accreted into income over the remaining lives of the securities was $354,000 and $380,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The table below describes the terms of our CMBS as of September 30, 2006 and December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2006		December 31, 2005
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$27,954	98.75%	$27,970	98.66%
Total	$27,954	98.75%	$27,970	98.66%

S&P ratings category:
BBB+ through BBB-	$12,193	99.07%	$12,225	98.98%
No rating provided	15,761	98.51%	15,745	98.41%
Total	$27,954	98.75%	$27,970	98.66%

Weighted average rating factor	346		346

Other Asset-Backed Securities

At September 30, 2006 and December 31, 2005, we held $21.4 million and $21.9 million, respectively, of other ABS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $113,000 and $24,000, respectively, and unrealized losses of $137,000 and $124,000, respectively. In the aggregate, we purchased our other ABS portfolio at a discount. As of September 30, 2006 and December 31, 2005, the remaining discount to be accreted into income over the remaining lives of securities was $195,000 and $25,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The table below describes the terms of our other ABS as of September 30, 2006 and December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2006		December 31, 2005
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$20,674	99.89%	$22,045	99.89%
Ba1 through Ba3	778	81.89%	−	99.89%
Total	$21,452	99.10%	$22,045	99.89%

S&P ratings category:
BBB+ through BBB-	$19,691	99.02%	$19,091	99.87%
No rating provided	1,761	100.00%	2,954	100.00%
Total	$21,452	99.10%	$22,045	99.89%

Weighted average rating factor	407		398

Index

Commercial Real Estate Loans

The following is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Interest Rates	Maturity Dates
September 30, 2006:
Whole loans, floating rate	4	$75,821	LIBOR plus 2.50% to LIBOR plus 3.60%	August 2007 to September 2008
A notes, floating rate	2	42,517	LIBOR plus 1.25% to LIBOR plus 1.35%	January 2008 to April 2008
B notes, floating rate	8	120,251	LIBOR plus 1.90% to LIBOR plus 6.25%	January 2007 to April 2008
B notes, fixed rate	2	41,920	7.18% to 8.68%	April 2016 to July 2016
Mezzanine loans, floating rate	6	75,476	LIBOR plus 2.25% to LIBOR plus 4.50%	August 2007 to July 2008
Mezzanine loan, floating rate	1	6,523	10 year Treasury rate plus 6.64%	January 2016
Mezzanine loans, fixed rate	7	77,147	5.78% to 9.50%	October 2009 to September 2016
Total	30	$439,655
December 31, 2005:
B notes, floating rate	7	$121,671	LIBOR plus 2.15% to LIBOR plus 6.25%	January 2007 to April 2008
Mezzanine loans, floating rate	4	44,405	LIBOR plus 2.25% to LIBOR plus 4.50%	August 2007 to July 2008
Mezzanine loan, fixed rate	1	5,012	9.50%	May 2010
Total	12	$171,088

Bank Loans

At September 30, 2006, we held a total of $613.9 million of bank loans at fair value, all of which are held by and secure the debt issued by Apidos CDO I and Apidos CDO III. At December 31, 2005, we held a total of $400.2 million of bank loans at fair value, of which $63.0 million were financed and held on our Apidos CDO III warehouse facility. This facility was subsequently terminated in May 2006 upon the closing of Apidos CDO III. The increase in total bank loans was principally due to the Apidos CDO III funding. We own 100% of the equity issued by Apidos CDO I and Apidos CDO III, which we have determined are variable interest entities, or VIEs, and are therefore deemed to be their primary beneficiaries. As a result, we consolidated Apidos CDO I and Apidos CDO III as of September 30, 2006 and December 31, 2005, even though we did not own any of the equity of Apidos CDO III as of December 31, 2005.

Index

The table below describes the terms of our bank loan investments as of September 30, 2006 and December 31, 2005 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2006		December 31, 2005
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Ba1 through Ba3	$195,373	100.09%	$155,292	100.24%
B1 through B3	408,101	100.20%	243,493	100.23%
Caa1 and through Caa3	11,473	100.01%	−	− %
Total	$614,947	100.16%	$398,785	100.23%

S&P ratings category:
BBB+ through BBB-	$9,495	100.00%	$15,347	100.20%
BB+ through BB-	219,801	100.13%	131,607	100.22%
B+ through B-	361,376	100.18%	246,335	100.24%
CCC+ through CCC-	15,956	100.11%	5,496	100.37%
No rating provided	8,319	100.00%	−	− %
Total	$614,947	100.16%	$398,785	100.23%

Weighted average rating factor	2,143		2,089

Equipment Leases and Notes

Investments in direct financing leases and notes as of September 30, 2006 and December 31, 2005 were as follows (in thousands):

	September 30, 2006	December 31, 2005
Direct financing leases	$33,197	$18,141
Notes receivable	58,712	5,176
Total	$91,909	$23,317

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

Interest Receivable

At September 30, 2006, we had interest receivable of $11.4 million, which consisted of $11.2 million of interest on our securities, loans and equipment leases and notes, $105,000 of purchased interest that had been accrued on bank and commercial real estate loans purchased and $67,000 of interest earned on brokerage and sweep accounts. At December 31, 2005, we had interest receivable of $9.3 million, which consisted of $9.1 million of interest on our securities, loans and equipment leases and notes, $172,000 of purchased interest that had been accrued when our securities and loans were purchased and $95,000 of interest earned on escrow and sweep accounts.

Principal Paydown Receivables

At September 30, 2006, we had principal paydown receivables of $14.7 million, which consisted of $14.5 million of principal payments on our agency RMBS portfolio and $187,000 of principal payments on our bank loans.

Index

At December 31, 2005, we had principal paydown receivables of $5.8 million, all of which related to principal payments on our agency RMBS portfolio.

Other Assets

Other assets at September 30, 2006 of $3.1 million consisted primarily of $2.8 million of loan origination costs associated with our trust preferred securities issuance, revolving credit facility, commercial real estate loan portfolio and secured term facility and $219,000 of prepaid directors’ and officers’ liability insurance.

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

Hedging Instruments

As of September 30, 2006 and December 31, 2005, we had entered into hedges with a notional amount of $227.3 million and $987.2 million, respectively. Our hedges at September 30, 2006 and December 31, 2005 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest. The maturities of these hedges range from November 2009 to February 2017 and April 2006 to June 2014, as of September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 the unrealized loss on our interest rate swap agreements and interest rate cap agreement was $3.4 million. At December 31, 2005, the unrealized gain on our interest rate swap agreements and interest rate cap agreement was $2.8 million. In an increasing interest rate environment, we expect that the fair value of our hedges will continue to increase. We intend to continue to seek such hedges for our floating rate debt in the future.

Repurchase Agreements

We have entered into repurchase agreements to finance our agency RMBS and commercial real estate loans. These agreements were secured by our agency RMBS and commercial real estate loans and bear interest rates that have historically moved in close relationship to LIBOR. At September 30, 2006, we had established ten borrowing arrangements with various financial institutions and had utilized four of these arrangements, principally our arrangement with Credit Suisse Securities (USA) LLC, or CS. None of the counterparties to these agreements are affiliates of the Manager or us.

We seek to renew the repurchase agreements we use to finance asset acquisition as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. Through September 30, 2006, we have encountered no difficulties in effecting renewals of our repurchase agreements.

In August 2006, our subsidiary, RCC Real Estate SPE 2, LLC, entered into a master repurchase agreement with Column Financial, Inc., a subsidiary of CS, to finance the purchase of commercial real estate loans. The maximum amount of our borrowing under the repurchase agreement is $300.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. We guarantee RCC Real Estate SPE 2, LLC’s obligations under the repurchase agreement to a maximum of $300.0 million. At September 30, 2006, we had borrowed $43.0 million, all of which was guaranteed, with a weighted average interest rate of LIBOR plus 1.17%, which was 6.50% at September 30, 2006.

Index
In December 2005, our subsidiary, RCC Real Estate SPE, LLC, entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch to finance the purchase of commercial real estate loans. The maximum amount of our borrowing under the repurchase agreement is $300.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. We had guaranteed RCC Real Estate SPE’s obligations under the repurchase agreement to a maximum of $30.0 million, which may be reduced based upon the amount of equity we have in the commercial real estate loans held on this facility. At September 30, 2006, we had no outstanding borrowings as a result of the closing of RREF 2006-1 in August 2006, and our use of the proceeds generated thereby to repay the outstanding borrowings. At December 31, 2005, we had $38.5 million of outstanding borrowings, all of which matured in less than 30 days. We had no risk under this guarantee at September 30, 2006 and our maximum risk under this guaranty was $30.0 million at December 31, 2005. The weighted average borrowing rate was 5.68% at December 31, 2005. At December 31, 2005, the repurchase agreement was secured by commercial real estate loans with an estimated fair value of $55.0 million and had a weighted average maturity of 18 days. The net amount of risk was $16.7 million at December 31, 2005.

In August 2005, our subsidiary, RCC Real Estate, entered into a master repurchase agreement with Bear, Stearns International Limited, or Bear Stearns, to finance the purchase of commercial real estate loans. The maximum amount of borrowing under the repurchase agreement is $150.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. We guarantee RCC Real Estate’s obligations under the repurchase agreement to a maximum of $150.0 million. At September 30, 2006, we had outstanding $10.9 million of repurchase agreements, all of which was guaranteed, which was substantially lower than the outstanding balance at December 31, 2005 of $80.6 million, all of which matured in less than 30 days. This decrease resulted from the closing of RREF 2006-1 in August 2006, and our use of the proceeds generated thereby to repay the outstanding borrowings. The outstanding balance as of September 30, 2006 represented one loan. The weighted average current borrowing rates were 6.83% and 5.51% at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, the repurchase agreements were secured by commercial real estate loans with an estimated fair value of $16.7 million and $116.3 million, respectively, and had weighted average maturities of 16 and 17 days, respectively. The net amount of risk was $5.9 million and $36.0 million at September 30, 2006 and December 31, 2005, respectively.

RCC Real Estate has received a waiver from Bear Stearns with respect to compliance with a financial covenant in the master repurchase agreement between us and Bear Stearns.  The waiver was required due to our net loss during the three months ended September 30, 2006, which was caused by the loss realized by us on the sale of the remainder of our portfolio of agency RMBS (see Note 4).  Under the covenant, we are required to have no less than $1.00 of net income in any period of four consecutive calendar months.  The waiver is effective through January 31, 2007. We expect to be in compliance by the end of the waiver period.

At September 30, 2006, we have complied, to the best of our knowledge, with all of our other financial covenants under our debt agreements.

At September 30, 2006, we had outstanding $577.2 million of repurchase agreements secured by our agency RMBS with CS, all of which was repaid in connection with the sale of our agency RMBS portfolio on October 2, 2006. The September 30, 2006 outstanding balance was substantially lower than our December 31, 2005 outstanding balance of $947.1 million, all of which matured in less than 30 days. This decrease resulted primarily from two events that occurred during the nine months ended September 30, 2006:

•	the sale of approximately $125.4 million of our agency RMBS portfolio and the corresponding reduction in debt associated with this sale; and
•
the completion of the transition of our financing on 19 agency RMBS transactions, originally purchased and financed with CS, to another counterparty, UBS Securities LLC, which is consistent with our strategy as previous discussed in our Annual Report on Form 10-K. This transition eliminates our exposure to same party transactions at September 30, 2006, as covered under Statement of Financial Accounting Standards No. 140.

Index
The weighted average current borrowing rates of repurchase agreements under the CS facility were 5.38% and 4.34% at September 30, 2006 and December 31, 2005, respectively. The repurchase agreements were secured by agency RMBS with an estimated fair value of $602.6 million and $975.3 million at September 30, 2006 and December 31, 2005, respectively, with weighted average maturities of two days and 17 days, respectively. The net amount at risk, defined as the sum of the fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense, was $25.4 million and $31.2 million at September 30, 2006 and December 31, 2005, respectively.

At September 30, 2006, we had outstanding $139.1 million of repurchase agreements secured by our agency RMBS with UBS Securities LLC, all of which was repaid in connection with the sale of our agency RMBS portfolio on October 2, 2006, with a weighted average current borrowing rate of 5.31%, all of which matured in less than 30 days. At September 30, 2006, the repurchase agreements were secured by agency RMBS with an estimated fair value of $144.0 million and a weighted average maturity of two days. The net amount at risk was $5.0 million at September 30, 2006. At December 31, 2005, we had no borrowings under repurchase agreements with UBS Securities LLC.

Collaterized Debt Obligations

As of September 30, 2006, we had executed four CDO transactions. In July 2005, we closed Ischus CDO II, a $403.0 million CDO transaction that provided financing for mortgage-backed and other asset-backed securities. The investments held by Ischus CDO II collateralize $376.0 million of senior notes issued by the CDO vehicle. In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans. The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle. In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans. The investment held by Apidos CDO III collaterized $262.5 million of senior notes issued by the CDO vehicle. In August 2006, we closed RREF 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans. The investment held by RREF 2006-1 collaterized $308.7 million of senior notes issued by the CDO vehicle.

Warehouse Facility

In May 2005, we formed Apidos CDO III and began borrowing on a warehouse facility provided by Citigroup Financial Products, Inc. to purchase bank loans. At December 31, 2005, $63.0 million was outstanding under the facility. On May 9, 2006, we terminated our Apidos CDO III warehouse agreement with Citigroup Global Markets Inc. and the warehouse funding liability was replaced with the issuance of long-term debt by Apidos CDO III.

Trust Preferred Securities

In May and September 2006, we formed Resource Capital Trust I and RCC Trust II, respectively, for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, Resource Capital Trust I and RCC Trust II are not consolidated into our consolidated financial statements because we are not deemed to be the primary beneficiary of either trust. We own 100% of the common shares of each trust, each of which issued $25.0 million of preferred shares to unaffiliated investors. Our rights as the holder of the common shares of each trust are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, our economic and voting rights are pari passu with the preferred shareholders. We record each of our investments in the trusts’ common shares of $774,000 as an investment in unconsolidated trusts and record dividend income upon declaration by each trust.

In connection with the issuance and sale of the trust preferred securities, we issued a $25.8 million junior subordinated debenture to both Resource Capital Trust I and RCC Trust II. The junior subordinated debentures debt issuance costs are deferred in other assets in the consolidated balance sheets. We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations.

Index

Term Facility

In March 2006, we entered into a secured term credit facility with Bayerische Hypo - und Vereinsbank AG, New York Branch to finance the purchase of equipment leases and notes. The maximum amount of our borrowing under this facility is $100.0 million. At September 30, 2006, $87.1 million was outstanding under the facility. The facility bears interest at one of two rates, determined by asset class.

•	Pool A - one-month LIBOR plus 1.10%; or
•	Pool B - one-month LIBOR plus 0.80%.

The weighted average interest rate was 6.34% at September 30, 2006.

Credit Facility

In December 2005, we entered into a $15.0 million corporate credit facility with Commerce Bank, N.A. This facility was increased to $25.0 million in April 2006. The unsecured revolving credit facility permits us to borrow up to the lesser of the facility amount and the sum of 80% of the sum of our unsecured assets rated higher than Baa3 or better by Moody’s and BBB- or better by Standard and Poor’s plus our interest receivables plus 65% of our unsecured assets rated lower than Baa3 by Moody’s and BBB- from Standard and Poor’s. Up to 20% of the borrowings under the facility may be in the form of standby letters of credit. At September 30, 2006, no balance was outstanding under this facility.

Stockholders’ Equity

Stockholders’ equity at September 30, 2006 was $230.0 million and included $510,000 of net unrealized losses on our ABS-RMBS, CMBS and other ABS portfolio and $3.4 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss. Stockholders’ equity at December 31, 2005 was $195.3 million and included $22.4 million of net unrealized losses on securities classified as available-for-sale, offset by $2.8 million of unrealized gains on cash flow hedges, shown as a component of accumulated other comprehensive loss. The unrealized losses consist of $12.9 million of net unrealized losses on our agency RMBS portfolio, $9.4 million of net unrealized losses on our ABS-RMBS, CMBS, and other ABS portfolio and a $30,000 unrealized loss on a private equity investment. The increase during the nine months ended September 30, 2006 was principally due to the completion of our initial public offering of 4,000,000 shares of our common stock (including 1,879,200 shares sold by certain selling stockholders) at a price of $15.00 per share. The offering generated net proceeds of $27.3 million after deducting underwriters’ discounts and commissions and offering expenses.

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

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code. The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

Index

	Three Months Ended September 30,		Nine Months Ended September 30,	Period Ended September 30,
	2006	2005	2006	2005
Net (loss) income	$(2,401)	$3,776	$8,814	$6,008
Additions:
Share-based compensation to related parties	798	836	1,620	1,873
Incentive management fee expense to relatedparty paid in shares	−	−	108	−
Capital losses from the sale of available-for-sale securities	10,875	−	12,286	−
Accrued and/or prepaid expenses	−	−	89	−
Net book to tax adjustment for the inclusion of our taxable foreign REIT subsidiaries	(1)	20	764	20
Amortization of deferred debt issuance costs on CDO financings	(48)	(40)	(140)	(40)
Estimated REIT taxable income	$9,223	$4,592	$23,541	$7,861

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

Liquidity and Capital Resources

Through September 30, 2006, our principal sources of funds were the net proceeds from our March 2005 private placement, net proceeds from our February 2006 public offering, net proceeds from our May 2006 and September 2006 trust preferred securities issuances totaling $48.4 million, repurchase agreements totaling $770.2 million, CDO financings totaling $1.2 billion and an equipment leasing secured term facility totaling $87.1 million. We expect to continue to borrow funds in the form of repurchase agreements to finance our commercial real estate loan portfolio, through warehouse agreements to finance our ABS-RMBS, CMBS, other ABS, bank loans, trust preferred securities and private equity investments and through our secured term facility to finance our equipment leases and notes prior to the execution of CDOs and other term financing vehicles.

Index

Our liquidity needs consist principally of funds to make investments, make distributions to our stockholders and pay our operating expenses, including our management fees. Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to obtain additional debt financing and equity capital. Through September 30, 2006, we have not experienced difficulty in obtaining debt financing. We may increase our capital resources through offerings of equity securities (possibly including common stock and one or more classes of preferred stock), CDOs, trust preferred securities issuances or other forms of term financing. Such financing will depend on market conditions. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments. If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

We held cash and cash equivalents of $13.5 million at September 30, 2006. In addition, we held $21.7 million of agency RMBS that had not been pledged as collateral under our repurchase agreements at September 30, 2006. These securities were sold on September 27, 2006, settling October 2, 2006.

We entered into a master repurchase agreement with Column Financial, Inc., a wholly-owned subsidiary of CS, for a maximum of $300.0 million to finance our commercial real estate loan portfolio. At September 30, 2006, we had $43.0 million outstanding under this agreement.

We entered into a $100.0 million secured term credit facility with Bayerische Hypo - und Vereinsbank AG, New York Branch to finance the purchase of equipment leases and notes, in March 2006. At September 30, 2006, we had $87.1 million outstanding under the facility.

We entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, an affiliate of Deutsche Bank Securities, Inc. for a maximum of $300.0 million to finance our commercial real estate loan portfolio. At September 30, 2006, no borrowings were outstanding under this agreement.

We entered into a $15.0 million credit facility with Commerce Bank, N.A., in December 2005. In April 2006, this facility was increased to $25.0 million. At September 30, 2006, no borrowings were outstanding under this facility.

We entered into a master repurchase agreement with Bear, Stearns International Limited for a maximum of $150.0 million to finance our commercial real estate loan portfolio. As of September 30, 2006, we had $10.9 million outstanding under this agreement.

We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will immediately use the collateral released by the repayment as collateral for borrowing under a new repurchase agreement. We also anticipate that our borrowings under any warehouse credit facility will be refinanced through the issuance of CDOs. Our leverage ratio may vary as a result of the various funding strategies we use. As of September 30, 2006 and December 31, 2005, our leverage ratio was 9.2 times and 9.4 times, respectively. This decrease was primarily due to the proceeds received from our initial public offering in February 2006. Our target leverage ratio is eight to 12 times.

We have entered into master repurchase agreements with CS, Barclays Capital Inc., J.P. Morgan Securities Inc., Countrywide Securities Corporation, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear, Stearns International Limited and UBS Securities LLC. As of September 30, 2006, we had $577.2 million outstanding under our agreement with CS and $139.1 million outstanding under our agreement with UBS Securities LLC to finance our agency RMBS portfolio. On October 2, 2006, these respective borrowings were repaid in connection with the sale of our agency RMBS portfolio.

We had a warehouse facility with Citigroup Financial Products, Inc. pursuant to which it would provide up to $200.0 million of financing for the acquisition of bank loans to be sold to Apidos CDO III. On May 9, 2006, we terminated our Apidos CDO III warehouse agreement with Citigroup Global Markets Inc. and the warehouse funding liability was replaced with the issuance of long-term debt by Apidos CDO III.

Index

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock. This requirement can impact our liquidity and capital resources.

During the quarter ended September 30, 2006, we declared a dividend of $6.6 million or $0.37 per common share, which was paid on October 13, 2006 to stockholders of record as of September 29, 2006.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of September 30, 2006. The table below excludes contractual commitments related to our derivatives, which we discuss in our Annual Report on Form 10-K for fiscal 2005 in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and the management agreement that we have with our Manager, which we discuss in our Annual Report on Form 10-K for fiscal 2005 in Item 1 − “Business” and Item 13 − “Certain Relationships and Related Transactions” because those contracts do not have fixed and determinable payments.

	Contractual commitments (in thousands)
	Payments due by period
	Total	Less than 1 year	1 - 3 years		3 - 5 years		More than 5 years
Repurchase agreements(1)	$770,167	$770,167	$	−	$	−	$	−
CDOs	1,206,751	−		−		−		1,206,751
Secured term facility	87,080	−		−		87,080		−
Junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities	51,548	−		−		−		51,548
Base management fees(2)	3,698	3,698		−		−		−
Total	$2,119,244	$773,865	$	−		$87,080		$1,258,299

(1)	Includes accrued interest of $1.0 million.
(2)	Calculated only for the next 12 months based on our current equity, as defined in our management agreement.

At September 30, 2006, we had 11 interest rate swap contracts and four forward interest rate swap contracts with a notional value of $227.3 million. These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest. As of September 30, 2006, the average fixed pay rate of our interest rate hedges was 5.34% and our receive rate was one-month and three-month LIBOR, or 5.33%. As of September 30, 2006, the average fixed pay rate of our forward interest rate hedges was 5.31% and our receive rate was one-month LIBOR. All four of our forward interest rate swap contracts will become effective in February 2007.

At September 30, 2006, we also had one interest rate cap with a notional value of $15.0 million. This cap reduces our exposure to the variability in future cash flows attributable to changes in LIBOR.

Off-Balance Sheet Arrangements

As of September 30, 2006, other than Resource Capital Trust I and RCC Trust II as previously discussed in “Financial Condition - Trust Preferred Securities”, we did not maintain any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes. Further, as of September 30, 2006, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Index

Recent Developments

On October 2, 2006, in connection with the sale of our agency RMBS portfolio, all borrowings were repaid under the CS and UBS Securities LLC agency RMBS repurchase facilities totaling $716.5 million. In addition, the net proceeds were used to repay outstanding borrowings under the Column Financial Inc. commercial real estate loan repurchase facility in October 2006.

On October 31, 2006, we entered into a secured term credit facility with Morgan Stanley Bank to finance the purchase of equipment leases and notes.  The maximum amount of our borrowing under this facility is $100.0 million for the first 12 months and $250.0 million thereafter.  The facility expires October 2009.

Borrowings under this facility bear interest at one of two rates, determined by the outstanding balance of the facility:

•	Less than $100.0 million - one-month LIBOR plus 0.60%; and
•	Greater than $100.0 million − one-month LIBOR plus 0.75%

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2006 and December 31, 2005, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

The following sensitivity analysis tables show, at September 30, 2006 and December 31, 2005, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	September 30, 2006
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
Other ABS(1)
Fair value		$37,924		$35,820		$33,873
Change in fair value		$2,104	$	−		$(1,947)
Change as a percent of fair value		5.87%		−		5.44%

Repurchase and secured term facility (2)
Fair value		$857,247		$857,247		$857,247
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(14,599)		$(3,094)		$7,522
Change in fair value		$(11,505)	$	−		$10,616
Change as a percent of fair value		n/m		−		n/m

	December 31, 2005
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
Hybrid adjustable-rate agency RMBS and other ABS(1)
Fair value		$1,067,628		$1,038,878		$1,011,384
Change in fair value		$28,750	$	−		$(27,494)
Change as a percent of fair value		2.77%		−		2.65%

Repurchase and warehouse agreements (2)
Fair value		$1,131,238		$1,131,238		$1,131,238
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(4,651)		$3,006		$4,748
Change in fair value		$(7,657)	$	−		$1,742
Change as a percent of fair value		n/m		−		n/m

(1)
Includes the fair value of other available-for-sale investments that are sensitive to interest rate changes.  For September 30, 2006, we have excluded agency RMBS due to the sale of the portfolio which settled on October 2, 2006.

(2)	The fair value of the repurchase agreements and the secured term facility would not change materially due to the short-term nature of these instruments.

Index

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on July 25, 2006, our stockholders re-elected six directors, Messrs. Walter T. Beach, Edward E. Cohen, Jonathan Z. Cohen, William B. Hart, Murray S. Levin and P. Sherrill Neff, to each serve a one-year term expiring at the annual meeting of stockholders in 2007. The voting results were 15,181,539 shares for and 10,450 shares withheld for Mr. Beach, 15,174,243 shares for and 17,746 shares withheld for Mr. E. Cohen, 15,141,539 shares for and 50,450 shares withheld for Mr. J. Cohen, 15,181,539 shares for and 10,450 shares withheld for Mr. Hart, 15,181,539 shares for and 10,450 shares withheld for Mr. Levin and 15,181,539 shares for and 10,450 shares withheld for Mr. Neff.

Index

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit No.		Description
3.1	(1)	Restated Certificate of Incorporation of Resource Capital Corp.
3.2	(1)	Amended and Restated Bylaws of Resource Capital Corp.
4.2	(2)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., as Trustee, dated May 25, 2006.
4.3	(2)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006.
4.4	(2)	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated May 25, 2006.
4.5		Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., as Trustee, dated September 29, 2006.
4.6		Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated September 29, 2006.
4.7		Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated September 29, 2006.
10.7	(2)	Junior Subordinated Note Purchase Agreement by and between Resource Capital Corp. and Resource Capital Trust I., as trustee, dated May 25, 2006.
10.8		Junior Subordinated Note Purchase Agreement by and between Resource Capital Corp. and RCC Trust II, dated September 29, 2006.
31.1		Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1		Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2		Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to our registration statement on Form S-11, Registration No. 333-126517 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and by this reference incorporated herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: November 13, 2006	By	/s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: November 13, 2006	By:	/s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer