Form 10-K
period 2006-12-31
Resource Capital Corp.
filed 2007-03-30
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
     (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

   Large accelerated filer ☐                     Accelerated filer ☐                 Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was approximately $160,772,194.

The number of outstanding shares of the registrant’s common stock on March 23, 2007 was 24,991,629 shares.

DOCUMENTS INCORPORATED BY REFERENCE
[None]

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

Back to Index
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

Forward-looking statements contained in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•	the factors described in this report, including those set forth under the sections captioned “Risk Factors” and “Business;”

•	our future operating results;

•	our business prospects;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates, the debt securities markets, real estate markets or the general economy;

•	increased rates of default and/or decreased recovery rates on our investments;

•	increased prepayments of the mortgage and other loans underlying our mortgage-backed securities, or other asset-backed securities;

•	changes in governmental regulations, tax rates and similar matters;

•	availability of investment opportunities in commercial real estate-related and commercial finance assets;

•	the degree and nature of our competition;

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.

We caution you not to place undue reliance on these forward-looking statements which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Back to Index
PART I
ITEM 1.  BUSINESS

General

We are a specialty finance company that focuses primarily on commercial real estate and commercial finance. We qualify as a real estate investment trust, or REIT, for federal income tax purposes. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy. We invest in a combination of commercial real estate debt and other real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets. We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and to mitigate interest rate risk through derivative instruments.

We are externally managed by Resource Capital Manager, Inc., which we refer to as the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (Nasdaq: REXI), a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for its own account and for outside investors in the financial fund management, real estate, and commercial finance sectors. As of December 31, 2006, Resource America managed approximately $13.6 billion of assets in these sectors. To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

Our investments target the following asset classes:

Asset Class	Principal Investments
Commercial real estate-related assets
    • First mortgage loans, which we refer to as whole loans
• First priority interests in first mortgage real estate loans, which we refer to as A notes
• Subordinated interests in first mortgage real estate loans, which we refer to as B notes
• Mezzanine debt related to commercial real estate that is senior to the borrower’s equity position but subordinated to other third-party financing
• Commercial mortgage-backed securities, which we refer to as CMBS

Commercial finance assets
• Senior secured corporate loans, which we refer to as bank loans
• Other asset-backed securities, which we refer to as other ABS, backed principally by small business and bank loans and, to a lesser extent, by consumer receivables
• Equipment leases and notes, principally small- and middle-ticket commercial direct financing leases and notes
• Trust preferred securities of financial institutions
• Debt tranches of collateralized debt obligations, which we refer to as CDOs
• Private equity investments, principally issued by financial institutions

Residential real estate-related assets	• Residential mortgage-backed securities, which we refer to as ABS-RMBS

Back to Index
Our Business Strategy

We intend to achieve our investment objective by constructing a diversified portfolio, using our disciplined approach to credit analysis to identify appropriate opportunities in our targeted asset classes. Future distributions and capital appreciation are not guaranteed, however, and we have only limited operating history and REIT experience upon which you can base an assessment of our ability to achieve our objectives. The core components and values of our business strategy are described in more detail below.

Disciplined credit underwriting and active risk management.  The core of our investment process is credit analysis and active risk management. Senior management of our Manager and Resource America has extensive experience in underwriting the credit risk associated with our targeted asset classes, and conducts detailed due diligence on all credit-sensitive investments, including the use of proprietary credit stratifications and collateral stresses. After making an investment, the Manager and Resource America engage in active monitoring of our investments through several highly specialized, proprietary risk management systems, including their PROTECT procedures for early detection of troubled and deteriorating securities. If a default occurs, we will use our senior management team’s asset management skills to mitigate the severity of any losses, and we will seek to optimize the recovery from assets if we foreclose upon them.

Investment in higher-yielding assets.  Our portfolio is and will be substantially comprised of assets such as commercial real estate whole loans, B notes, mezzanine debt, ABS-RMBS and CMBS, rated below AAA by Standard & Poors, or S&P, and bank loans, which generally have higher yields than more senior or more highly-rated obligations. In line with this strategy, we recently sold our portfolio of agency ABS-RMBS and redeployed the net proceeds into higher yielding assets. Depending upon relative yields, we may reinvest in agency ABS-RMBS in the future.

Diversification of investments.  We invest in a diversified portfolio of real estate debt and other real estate-related assets, and commercial finance assets. We believe that our diversification strategy will allow us to continually allocate our capital to the most attractive sectors, enhancing the returns we will be able to achieve, while reducing the overall risk of our portfolio through the autonomous nature of these various asset classes. The percentage of assets that we may invest in certain of our targeted asset classes is subject to the federal income tax requirements for REIT qualification and the requirements for exclusion from Investment Company Act regulation.

Use of leverage.  We use leverage to increase the potential returns to our stockholders, and seek to achieve leverage consistent with our analysis of the risk profile of the investments we finance and the borrowing sources available to us. Our income is generated primarily from the net spread between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Leverage can enhance returns but also magnifies losses.

Active management of interest rate risk and liquidity risk.  We expect to finance a substantial portion of our portfolio investments on a long-term basis through borrowing strategies that seek to match the maturity and repricing dates of our investments with the maturities and repricing dates of our financing. We believe that these strategies allow us to mitigate our interest rate risk and liquidity risk, resulting in more stable and predictable cash flows and will include the use of CDOs structured for us by the Manager. We will retain the equity portion of the CDO and can retain one or more series of the subordinated obligations issued by the CDO. We also use derivative instruments such as interest rate swaps and interest rate caps to hedge the borrowings we use to finance our assets on a short-term basis. We intend to maintain borrowing arrangements with multiple counterparties in order to manage the liquidity risk associated with our short-term financing.

Back to Index
Our Operating Policies and Strategies

Investment guidelines. We have established investment policies, procedures and guidelines that are reviewed and approved by our investment committee and board of directors. The investment committee meets regularly to monitor the execution of our investment strategies and our progress in achieving our investment objectives. As a result of our investment strategies and targeted asset classes, we acquire our investments primarily for income. We do not have a policy that requires us to focus our investments in one or more particular geographic areas.

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

We typically accumulate investments in warehouse facilities or through repurchase agreements and, upon our acquisition of the assets in those facilities, refinance them with CDOs. We are not limited to CDOs for our refinancing needs, and may use other forms of term financing if we believe market conditions make it appropriate.

Hedging and interest rate management strategy. We use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Under the federal income tax laws applicable to REITs, we generally will be able to enter into certain transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, provided that our total gross income from such hedges and other non-qualifying sources must not exceed 25% of our total gross income. These hedging transactions may include interest rate swaps, collars, caps or floors, puts and calls and options.

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

Our Investment Strategy

Commercial Real Estate-Related Investments

Whole loans.  We originate first mortgage loans, or whole loans, directly to borrowers. The direct origination of whole loans enable us to better control the structure of the loans and to maintain direct lending relationships with the borrowers. We may create senior tranches of a loan, consisting of an A note (described below), B notes (described below), mezzanine loans or other participations, which we may hold or sell to third parties. We do not expect to obtain ratings on these investments until we aggregate and finance them through a CDO transaction. We expect our whole loan investments to have loan to value, or LTV, ratios of up to 85%.

Senior interests in whole loans (A notes).  We invest in senior interests in whole loans, referred to as A notes, either directly originated or purchased from third parties. A notes are loans that, generally, consist of senior participations in, or a senior tranche within a first mortgage. We do not expect to obtain ratings on these investments unless we aggregate and finance them through a CDO transaction. We expect our A note investments to have LTV ratios of up to 70%. We expect to hold our A note investments to their maturity.

Back to Index
Subordinate interests in whole loans (B notes).  We invest in subordinate interests in whole loans, referred to as B notes, which we either directly originate or purchase from third parties. B notes are loans secured by a first mortgage and subordinated to an A note. The subordination of a B note is generally evidenced by an intercreditor or participation agreement between the holders of the A note and the B note. In some instances, the B note lender may require a security interest in the stock or partnership interests of the borrower as part of the transaction. B note lenders have the same obligations, collateral and borrower as the A note lender, but typically are subordinated in recovery upon a default. B notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A note. We do not expect to obtain ratings on these investments unless we aggregate and finance them through a CDO transactions. We expect our B note investments to have LTV ratios of between 55% and 80%. Typical B note investments will have terms of three years to five years, and are generally structured with an original term of up to three years, with one year extensions that bring the loan to a maximum term of five years. We expect to hold our B note investments to their maturity.

In addition to the interest payable on the B note, we may earn fees charged to the borrower under the note or additional income by receiving principal payments in excess of the discounted price (below par value) we paid to acquire the note. Our ownership of a B note with controlling class rights may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the B note, which may include foreclosure on, or modification of, the note. In some cases, the owner of the A note may be able to foreclose or modify the note against our wishes as owner of the B note. As a result, our economic and business interests may diverge from the interests of the owner of the A note.

Mezzanine financing.  We invest in mezzanine loans that are senior to the borrower’s equity in, and subordinate to a first mortgage loan on, a property. These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Our mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. We expect our mezzanine investments to have LTV ratios between 65% and 90%. We expect the stated maturity of our mezzanine financings to range from three to five years. Mezzanine loans may have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms. We expect to hold these investments to maturity.

CMBS.  We invest in CMBS, which are securities that are secured by or evidence interests in a pool of mortgage loans secured by commercial properties. These securities may be senior or subordinate and may be either investment grade or non-investment grade. We expect that the majority of our CMBS investments will be rated by at least one nationally recognized rating agency.

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

Back to Index
Commercial Finance Investments

Subject to limitations imposed by REIT qualification standards and requirements for exclusion from regulation under the Investment Company Act of 1940, which we refer to as the Investment Company Act, we may invest in the following commercial finance assets:

Bank loans.  We acquire senior and subordinated, secured and unsecured loans made by banks or other financial entities. Bank loans may also include revolving credit facilities, under which the lender is obligated to advance funds to the borrower under the credit facility as requested by the borrower from time to time. We expect that some amount of these loans will be secured by real estate mortgages or liens on other assets. Certain of these loans may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. These loans may include restrictive financial and operating covenants. We also have invested, to a lesser extent, in bonds which pay holders a coupon periodically until maturity of the bonds, when the face value is due.

Other ABS.  We invest in other ABS, principally CDOs backed by small business loans and trust preferred securities of financial institutions such as banks, savings and thrift institutions, insurance companies, holding companies for these institutions and REITs. As with CDOs collateralized by ABS-RMBS and CMBS, discussed above, we may invest in either the equity or debt tranches of the CDOs. Although we currently have no plans to do so, we may also invest in consumer ABS, such as ABS backed by credit card receivables and automobile loans.

Equipment leases and notes.  We invest in small- and middle-ticket full payout equipment leases and notes. Under full payout leases and notes, the payments we receive over the term of the financing will return our invested capital plus an appropriate return without consideration of the value of the leased equipment of the end of the lease or note term, known as the residual, and the obligor will acquire the equipment at the end of the payment term. We focus on equipment and other assets that are essential for businesses to conduct their operations so that end users will be highly motivated to make required monthly payments. We focus on equipment in the following areas:

•	general office equipment, such as office machinery, furniture and telephone and computer systems;

•	medical and dental practices and equipment for diagnostic and treatment use;

•	energy and climate control systems;

•	industrial equipment, including manufacturing, material handling and electronic diagnostic systems; and

•	agricultural equipment and facilities.

Trust preferred securities.  We may invest in trust preferred securities, with an emphasis on securities of small- to middle-market financial institutions, including banks, savings and thrift institutions, insurance companies, holding companies for these institutions and REITS. Trust preferred securities are issued by a special purpose trust that holds a subordinated debenture or other debt obligation issued by a company to the trust. The company holds the equity interest in the trust, with the preferred securities of the trust being sold to investors. The trust invests the proceeds of the preferred securities in the sponsoring company through the purchase of the debenture issued by the company. Issuers of trust preferred securities are generally affiliated with financial institutions because, under current regulatory and tax structures, unlike the proceeds from debt securities the proceeds from trust preferred securities may be treated as primary regulatory capital by the financial institution, while it may deduct the interest it pays on the debt obligation held by the trust from its income for federal income tax purposes. Our focus will be to invest in trust preferred securities issued by financial institutions that have favorable characteristics with respect to market demographics, cash flow stability and franchise value.

Back to Index
Collateralized Debt Obligations

Subject to limitations imposed by REIT qualification standards and requirements for exclusion from regulation under the Investment Company Act, we invest in the debt tranches of CDOs collateralized by CMBS, ABS-RMBS, other ABS and bank loans. To avoid any actual or perceived conflicts of interest with the Manager and Resource America, we will not invest in any CDO structured or co-structured by them other than those structured or co-structured on our behalf.

In general, CDOs are issued by special purpose vehicles that hold a portfolio of debt obligation securities. The CDO vehicle issues tranches of debt securities of different seniority, and equity, to fund the purchase of the portfolio. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the CDO vehicle are the “first loss” piece of the vehicle’s capital structure, but they are also generally entitled to all residual amounts available for payment after the vehicle’s obligations to the debt holders have been satisfied.

Private Equity Investments

To a lesser extent, subject to limitations imposed by REIT qualification standards and requirements for exclusion from regulation under the Investment Company Act, we also may invest from time to time in equity securities, which may or may not be related to real estate. We do not have a policy regarding the amount in these investments we may hold, but do not expect that they will be material to our total assets. These investments may include direct purchases of private equity as well as purchases of interests in private equity funds. While we do not have a policy or limitation with respect to the types of securities we may acquire, or the activities of the person in which we may invest, we expect that any such investments will consist primarily of private equity securities issued by financial institutions, particularly banks and savings and thrift institutions. We will follow a value-oriented investment approach and focus on the anticipated future cash flows generated by the underlying business, discounted by an appropriate rate to reflect both the risk of achieving those cash flows and the alternative uses for the capital to be invested. We will also consider other factors such as the strength of management, the liquidity of the investment, the underlying value of the assets owned by the issuer, and prices of similar or comparable securities.

Residential Real Estate-Related Investments

We invest in ABS-RMBS, which are securities that are secured by or evidence interests in a pool of residential mortgage loans. These securities may be issued by government sponsored agencies or other entities and may or may not be rated investment grade by rating agencies. The principal difference between agency ABS-RMBS and ABS-RMBS is that the mortgages underlying the ABS-RMBS do not conform to agency guidelines as a result of documentation deficiencies, high LTV ratios or credit quality issues. We currently invest in ABS-RMBS but may invest in agency ABS-RMBS in the future. We expect that our ABS-RMBS will include loan pools with home equity loans (loans that are secured by subordinate liens), residential B or C loans (loans where the borrower’s FICO score, a measure used to rate the financial strength of the borrower, is low, generally below 625), “Alt-A” loans (where the borrower’s FICO score is between 675 and 725) and “high LTV” loans (loans where the LTV 95% or greater).

Our investment strategy within our ABS-RMBS portfolio includes an analysis of credit, relative value, supply and demand, costs of hedging, forward LIBOR interest rate volatility and the overall shape of the U.S. treasury and interest rate swap yield curves.

Competition

See “Risk Factors” - “Risks Relating to Our Business”

Back to Index
Management Agreement

We have a management agreement with the Manager and Resource America under which the Manager provides the day-to-day management of our operations. The management agreement requires the Manager to manage our business affairs in conformity with the policies and the investment guidelines established by our board of directors. The Manager’s role as manager is under the supervision and direction of our board of directors. The Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities, and providing us with investment advisory services. The Manager receives fees and is reimbursed for its expenses as follows:

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

Incentive compensation will be paid quarterly. Seventy-five percent (75%) of the incentive compensation will be paid in cash and at least twenty-five percent (25%) will be paid in the form of a stock award. The Manager may elect to receive more than 25% of its incentive compensation in stock. All shares are fully vested upon issuance. However, the Manager may not sell such shares for one year after the incentive compensation becomes due and payable unless the management agreement is terminated. Shares payable as incentive compensation are valued as follows:

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

•	if there is no active market for such shares, at the fair market value as reasonably determined in good faith by our board of directors.

The initial term of the management agreement expires on March 31, 2008 and will be automatically renewed for a one-year term on that date and each anniversary date thereafter. Our board of directors will review the Manager’s performance annually. After the initial term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our board of directors must provide 180 days’ prior notice of any such termination. The Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

Back to Index

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

We believe that RCC Real Estate, Inc., the subsidiary that as of December 31, 2006 held all of our commercial real estate loan assets, is excluded from Investment Company Act regulation under Sections 3(c)(5)(C) and 3(c)(6), provisions designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of RCC Real Estate’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act, which we refer to as “qualifying real estate assets.” Moreover, 80% of RCC Real Estate’s assets must consist of qualifying real estate assets and other real estate-related assets. RCC Real Estate has not issued, and does not intend to issue, redeemable securities.

We consider whole pool certificates to be qualifying real estate assets. A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans. By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test.

Back to Index

We treat our investments in whole loans, specific types of B notes and specific types of mezzanine loans as qualifying real estate assets for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the SEC or its staff. We believe that SEC staff guidance allows us to treat B notes as qualifying real estate assets where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A note in the event of a default on the mortgage loan. We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as qualifying real estate assets where (i) the borrower is a special purpose bankruptcy remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral, and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property is set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan. If the SEC staff provides guidance that these investments are not qualifying real estate assets, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate. We do not expect that investments in non-whole pool loans, CDOs, other ABS, bank loans, equipment leases and notes, trust preferred securities and private equity will constitute qualifying real estate assets. Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets. Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of RCC Real Estate’s assets.

To the extent RCC Real Estate holds its commercial real estate loan assets through wholly-owned CDO subsidiaries, RCC Real Estate also intends to conduct its operations so that it will not come within the definition of an investment company set forth in Section 3(a)(1)(C) of the Investment Company Act because less than 40% of the value of its total assets on an unconsolidated basis will consist of “investment securities,” which we refer to as the 40% test. “Investment securities” exclude U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Certain of the wholly-owned CDO subsidiaries of RCC Real Estate intend to rely on Section 3(c)(5)(C) for their Investment Company Act exemption, with the result that RCC Real Estate’s interest in the CDO subsidiaries would not constitute “investment securities” for the purpose of the 40% test.

We do not expect that our other subsidiaries, RCC Commercial, Inc. and Resource TRS, Inc. will qualify for the Section 3(c)(5)(C) exclusion. However, we do expect them to qualify for another exclusion under either Section 3(c)(1) or 3(c)(7). As required by these exclusions, we will not allow either entity to make, or propose to make, a public offering of its securities, and we will require that each owner of securities issued by those entities be a “qualified purchaser” so that those entities are not investment companies subject to regulation under the Investment Company Act. If we form other subsidiaries, we must ensure that they qualify for an exemption or exclusion from regulation under the Investment Company Act.

Moreover, we must ensure that Resource Capital Corp. itself qualifies for an exclusion from regulation under the Investment Company Act. We will do so by monitoring the value of our interests in our subsidiaries. At all times, we must ensure that Resource Capital Corp. meets the 40% test. Our interest in RCC Real Estate does not constitute an “investment security” for purposes of the 40% test, but our interests in RCC Commercial does, and our interest in Resource TRS may in the future, constitute “investment securities.” Accordingly, we must monitor the value of our interest in these two subsidiaries to ensure that the value of our interests in them never exceeds 40% of the value of our total assets. We will monitor the value of our interest in Resource TRS for tax purposes as well; the applicable tax rules require us to ensure that the total value of the stock and other securities of Resource TRS and any other taxable REIT subsidiary, or TRS, held directly or indirectly by us does not exceed 20% of the value of our total assets. These requirements may limit our flexibility in acquiring assets in the future.

Back to Index

We have not received, nor have we sought, a no-action letter from the SEC regarding how our investment strategy fits within the exclusions from regulation under the Investment Company Act that we and our subsidiaries are using. To the extent that the SEC provides more specific or different guidance regarding the treatment of assets as qualifying real estate assets or real estate-related assets, we may have to adjust our investment strategy accordingly. Any additional guidance from the SEC could provide additional flexibility to us or it could further inhibit our ability to pursue the investment strategy we have chosen.

Employees

We have no direct employees. Under our management agreement, the Manager provides us with all management and support personnel and services necessary for our day-to-day operations. We depend upon the Manager and Resource America for personnel and administrative infrastructure. To provide its services, the Manager draws upon the expertise and experience of Resource America which, as of December 31, 2006 and 2005, had 237 and 175 employees, respectively, involved in asset management, including 82 and 61 asset management professionals and 155 and 114 asset management support personnel, respectively.

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

Back to Index
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

We have only a limited operating history. We commenced operations on March 8, 2005. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not be able to execute our investment strategy or achieve our investment objectives and that the value of your investment could decline substantially. Our ability to achieve returns for our stockholders depends on our ability both to generate sufficient cash flow to pay distributions and to achieve capital appreciation, and we cannot assure you that we will do either.

We depend on the Manager and Resource America and may not find suitable replacements if the management agreement terminates.

We have no employees. Our officers, portfolio managers, administrative personnel and support personnel are employees of Resource America. We have no separate facilities and completely rely on the Manager and, because the Manager has no direct employees, Resource America, which has significant discretion as to the implementation of our operating policies and investment strategies. If our management agreement terminates, we may be unable to find a suitable replacement for them. Moreover, we believe that our success depends to a significant extent upon the experience of the Manager’s and Resource America’s executive officers and senior portfolio managers, and in particular Edward E. Cohen, Jonathan Z. Cohen, Steven J. Kessler, Jeffrey D. Blomstrom, David J. Bryant, Thomas C. Elliott, Christopher D. Allen, Gretchen Bergstresser, David Bloom, Crit DeMent, Alan F. Feldman and Andrew P. Shook, whose continued service is not guaranteed. The departure of any of the executive officers or senior portfolio managers could harm our investment performance.

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

The Manager is entitled to receive a monthly base management fee equal to 1/12 of our equity, as defined in the management agreement, times 1.50%, regardless of the performance of our portfolio. The Manager’s entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could hurt our ability to make distributions to our stockholders.

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

Back to Index

The Manager manages our portfolio pursuant to very broad investment guidelines and our board does not approve each investment decision, which may result in our making riskier investments.

The Manager is authorized to follow very broad investment guidelines. While our directors periodically review our investment guidelines and our investment portfolio, they do not review all of our proposed investments. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by the Manager. Furthermore, the Manager may use complex strategies, and transactions entered into by the Manager may be difficult or impossible to unwind by the time they are reviewed by the directors. The Manager has great latitude within the broad investment guidelines in determining the types of investments it makes for us. Poor investment decisions could impair our ability to make distributions to our stockholders.

We may change our investment strategy without stockholder consent, which may result in riskier investments than those currently targeted.

Subject to maintaining our qualification as a REIT and our exclusion from regulation under the Investment Company Act, we may change our investment strategy, including the percentage of assets that may be invested in each class, or in the case of securities, in a single issuer, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this report. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations, all of which may reduce the market price of our common stock and impair our ability to make distributions to you. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this prospectus.

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

Termination of our management agreement without cause is difficult and could be costly. We may terminate the management agreement without cause only annually following its initial term upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least a majority of our outstanding common stock, based upon unsatisfactory performance by the Manager that is materially detrimental to us or a determination that the management fee payable to the Manager is not fair. Moreover, with respect to a determination that the management fee is not fair, the Manager may prevent termination by accepting a mutually acceptable reduction of management fees. We must give not less than 180 days’ prior notice of any termination. Upon any termination without cause, the Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by it during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

The Manager and Resource America may engage in activities that compete with us.

Our management agreement does not prohibit the Manager or Resource America from investing in or managing entities that invest in asset classes that are the same as or similar to our targeted asset classes, except that they may not raise funds for, sponsor or advise any new publicly-traded REIT that invests primarily in mortgage-backed securities, or MBS, in the United States. The Manager’s policies regarding resolution of conflicts of interest may be varied by it if economic, market, regulatory or other conditions make their application economically inefficient or otherwise impractical. Moreover, our officers, other than our chief financial officer, and the officers, directors and employees of Resource America who provide services to us are not required to work full time on our affairs, and anticipate devoting significant time to the affairs of Resource America. As a result, there may be significant conflicts between us, on the one hand, and the Manager and Resource America on the other, regarding allocation of the Manager’s and Resource America’s resources to the management of our investment portfolio.

Back to Index

Our Manager’s liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities.

Our Manager does not assume any responsibility under the management agreement other than to render the services called for under it, and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Resource America, the Manager, their directors, managers, officers, employees and affiliates will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders for acts performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify the parties for all damages and claims arising from acts not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

We leverage our portfolio, which may reduce the return on our investments and cash available for distribution.

We currently leverage our portfolio through securitizations, including CDOs, repurchase agreements, secured term facilities, warehouse facilities, issuance of trust preferred securities, bank credit facilities and other forms of borrowing. We are not limited in the amount of leverage we may use. As of December 31, 2006, our outstanding indebtedness was $1.5 billion and our leverage ratio was 4.6 times. The amount of leverage we use will vary depending on the availability of credit facilities, our ability to structure and market securitizations, the asset classes we leverage and the cash flows from the assets being financed. Our use of leverage subjects us to risks associated with debt financing, including the risks that:

•	the cash provided by our operating activities will not be sufficient to meet required payments of principal and interest,

•	the cost of financing will increase relative to the income from the assets financed, reducing the income we have available to pay distributions, and

•
our investments may have maturities that differ from the maturities of the related financing and, consequently, the risk that the terms of any refinancing we obtain will not be as favorable as the terms of existing financing.

If we are unable to secure refinancing on acceptable terms, we may be forced to dispose of some of our assets upon disadvantageous terms or to obtain financing at unfavorable terms, either of which may result in losses to us or reduce the cash flow available to meet our debt service obligations or to pay distributions.

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

Our ability to achieve our investment objectives depends on our ability to grow, which will depend on the ability of the Manager to identify investments that meet our investment criteria and to obtain financing on acceptable terms. Our ability to grow also depends upon the ability of the Manager and Resource America to successfully hire, train, supervise and manage any personnel needed to discharge their duties to us under our management agreement. Our business operations may strain the management infrastructure of the Manager and Resource America, which could increase our costs, reduce our profitability and reduce either or both of the distributions we can pay or the price at which our common stock trades.

Back to Index

We operate in a highly competitive market for investment opportunities, which may result in higher prices, lower yields and a narrower net interest spread for our investments, and may inhibit the growth or delay the diversification of our portfolio.

A number of entities compete with us to make the types of investments that we seek to make. We compete with other REITs, public and private investment funds, commercial and investment banks, commercial finance companies and other debt-oriented investors. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives substantially similar to ours. Some of our competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments or establish more investment sourcing relationships than us. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time or be able to identify and make investments that are consistent with our investment objectives. Competition for desirable investments may result in higher prices, lower yields and a narrower net interest spread. If competition has these effects, our earnings and ability to pay distributions could be reduced.

Failure to procure adequate capital and funding may decrease our profitability and our ability to make distributions, reducing the market price of our common stock.

We depend upon the availability of adequate funding and capital for our operations. As a REIT, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. Moreover, although Resource TRS, our TRS, may retain earnings as new capital, we are subject to REIT qualification requirements which limit the relative value of TRS stock and securities to the other assets owned by a REIT. Consequently, we will depend upon the availability of financing and additional capital to execute our investment strategy. If sufficient financing or capital is not available to us on acceptable terms, we may not be able to achieve anticipated levels of profitability either due to the lack of funding or an increase in funding costs and our ability to make distributions and the price of our common stock may decline.

We intend to finance some of our investments through CDOs in which we will retain the equity. CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

We seek to finance our commercial real estate-related loans, ABS-RMBS, CMBS and commercial finance assets through CDOs in which we will retain the equity interest. A CDO is a special purpose vehicle that purchases collateral that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity interests are subordinate in right of payment to all other securities issued by the CDO. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and other expenses. However, there will be little or no income available to the CDO equity if there are excessive defaults by the issuers of the underlying collateral. In that event, the value of our investment in the CDO’s equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

Back to Index

The use of CDO financings with over-collateralization requirements may reduce our cash flow.

We expect that the terms of CDOs we may use to finance our portfolio will generally require the principal amount of the assets forming the collateral pool to exceed the principal balance of the CDOs, commonly referred to as “over-collateralization.” Typically, in a CDO if the delinquencies or losses exceed specified levels, which are generally established based on the analysis by the rating agencies or a financial guaranty insurer of the characteristics of the assets collateralizing the CDOs, the amount of over-collateralization required increases or may be prevented from decreasing from what would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests, based on delinquency levels or other criteria, may restrict our ability to receive net income from assets collateralizing the obligations. Before structuring any CDO issuances, we will not know the actual terms of the delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant terms. If our assets fail to perform as anticipated, we may be unable to comply with these terms, which would reduce or eliminate our cash flow from our CDO financings and, as a result, our net income and ability to make distributions.

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

In order to be excluded from regulation under the Investment Company Act, we must comply with the requirements of one or more of the exclusions from the definition of investment company. Because we conduct our business through wholly-owned subsidiaries, we must ensure not only that we qualify for an exclusion from regulation under the Investment Company Act, but also that each of our subsidiaries so qualifies. If we fail to qualify for an exclusion, we could be required to restructure our activities or register as an investment company. Either alternative would require significant changes in our operations and could reduce the market price of our common stock. For example, if the market value of our investments in assets other than qualifying real estate assets or real estate-related assets were to increase beyond the levels permitted under the Investment Company Act exclusion upon which we rely or if assets in our portfolio were deemed not to be qualifying real estate assets as a result of SEC staff guidance, we might have to sell those assets or acquire additional qualifying real estate assets in order to maintain our exclusion. Any such sale or acquisition could occur under adverse market conditions. If we were required to register as an investment company, our use of leverage to fund our investment strategies would be significantly limited, which would limit our profitability and ability to make distributions, and we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons, portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

Back to Index

Rapid changes in the values of our real-estate related investments may make it more difficult for us to maintain our qualification as a REIT or exclusion from regulation under the Investment Company Act.

If the market value or income potential of our real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate-related investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of our non-real estate assets. We may have to make investment decisions that we otherwise would not make absent REIT qualification and Investment Company Act considerations.

We are highly dependent on information systems. Systems failures could significantly disrupt our business.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities which could harm our operating results, cause the market price of our common stock to decline and reduce our ability to make distributions.

If we issue debt securities, the terms may restrict our ability to make cash distributions, require us to obtain approval to sell our assets or otherwise restrict our operations in ways which could make it difficult to execute our investment strategy and achieve our investment objectives.

Any debt securities we may issue in the future will likely be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted the right to hold a perfected security interest in certain of our assets, to accelerate payments due under the indenture, to restrict distributions, and to require approval to sell assets. These covenants could make it more difficult to execute our investment strategy and achieve our investment objectives. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities.

Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we conduct our operations and our profitability.

Terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying our ABS or the securities markets in general. Losses resulting from these types of events are uninsurable.

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

A significant risk associated with our investment in commercial real estate-related loans, ABS-RMBS, CMBS and other debt instruments is the risk that either or both of long-term and short-term interest rates increase significantly. If long-term rates increase, the market value of our assets would decline. Even if the mortgages underlying any agency ABS-RMBS we may own in the future are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, those guarantees do not protect against declines in market value of the related ABS-RMBS caused by interest rate changes. At the same time, because of the short-term nature of the financing we expect to use to acquire our investments and to hold ABS-RMBS, an increase in short-term interest rates would increase our interest expense, reducing our net interest spread. This could result in reduced profitability and distributions.

Back to Index

We invest in ABS-RMBS backed by sub-prime residential mortgage loans which are subject to higher delinquency, foreclosure and loss rates than mid-prime or prime residential mortgage loans, which could result in losses to us.

Sub-prime residential mortgage loans are made to borrowers who have poor or limited credit histories and, as a result, do not qualify for traditional mortgage products. Because of their credit histories, sub-prime borrowers have materially higher rates of delinquency, foreclosure and loss compared to mid-prime and prime credit quality borrowers. As a result, investments in ABS-RMBS backed by sub-prime residential mortgage loans may have higher risk of loss than investments in ABS-RMBS backed by mid-prime and prime residential mortgage loans. At December 31, 2006, approximately $179.1 million (44.8%) of our RMBS portfolio, the underlying assets of Ischus CDO II is invested in such securities.

Investing in mezzanine debt and mezzanine or other subordinated tranches of CMBS, bank loans and other ABS involves greater risks of loss than senior secured debt investments.

Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we will invest in mezzanine debt and expect to invest in mezzanine or other subordinated tranches of CMBS, bank loans and other ABS. These types of investments carry a higher degree of risk of loss than senior secured debt investments such as our ABS-RMBS investments because, in the event of default and foreclosure, holders of senior liens will be paid in full before mezzanine investors and, depending on the value of the underlying collateral at the time of foreclosure, there may not be sufficient assets to pay all or any part of amounts owed to mezzanine investors. Moreover, our mezzanine and other subordinate debt investments may have higher LTV ratios than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal. If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, foreclose on collateral, accelerate maturity or control decisions made in bankruptcy proceedings. In addition, the prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments. An economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of instruments underlying the securities to make principal and interest payments may be impaired. In such event, existing credit support relating to the securities’ structure may not be sufficient to protect us against loss of our principal.

The B notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

A B note is a loan typically secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B note owners after payment to the senior note owners. Since each transaction is privately negotiated, B notes can vary in their structural characteristics and risks. For example, the rights of holders of B notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B note investment we will make. Further, B notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties. B notes also are less liquid than other forms of commercial real estate debt investments, such as CMBS, and, as a result we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with the subordinate position of our B note investments could subject us to increased risk of losses.

Back to Index
Our assets likely will include trust preferred securities of financial institutions, or CDOs collateralized by these securities, which may have greater risks of loss than senior secured loans.

Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we expect that we will invest in the trust preferred securities of financial institutions or CDOs collateralized by these securities. Investing in these securities will involve a higher degree of risk than investing in senior secured loans, including the following:

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

We invest in small- and middle-ticket equipment leases and notes to small- and mid-size businesses which may have greater risks of default than leases or loans to larger businesses.

We invest in small- and middle-ticket equipment leases and notes. Many of the obligors are small- to mid-size businesses. As a result, we may be subject to higher risks of lease default than if our obligors were larger businesses. While we will seek to repossess and re-lease or sell the equipment subject to a defaulted lease or note, we may not be able to do so on advantageous terms. If an obligor files for protection under the bankruptcy laws, we may experience difficulties and delays in recovering the equipment. Moreover, the equipment may be returned in poor condition and we may be unable to enforce important lease provisions against an insolvent obligor, including the contract provisions that require the obligor to return the equipment in good condition. In some cases, an obligor’s deteriorating financial condition may make trying to recover what the obligor owes impractical. The costs of recovering equipment upon an obligor’s default, enforcing the obligor’s obligations under the lease, and transporting, storing, repairing and finding a new obligor or purchaser for the equipment may be high. Higher than expected lease defaults will result in a loss of anticipated revenues. These losses may impair our ability to make distributions and reduce the market price of our common stock.

Private equity investments involve a greater risk of loss than traditional debt financing.

Private equity investments are subordinate to debt financing and are not secured. Should the issuer default on our investment, we would only be able to proceed against the entity that issued the private equity in accordance with the terms of the security, and not any property owned by the entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after any lenders to the entity are paid. As a result, we may not recover some or all of our investment, which could result in losses.

Back to Index
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

We may enter into repurchase or warehouse agreements in connection with our planned investment in the equity securities of CDOs and if the investment in the CDO is not consummated, the collateral will be sold and we must bear any loss resulting from the purchase price of the collateral exceeding the sale price up to the amount of our investment or guaranty.

In connection with our investment in CDOs that the Manager structures for us, we enter into repurchase or warehouse agreements with investment banks or other financial institutions, pursuant to which the institutions will initially finance the purchase of the collateral that will be transferred to the CDOs. The Manager will select the collateral. If the CDO transaction is not consummated, the institution would liquidate the collateral and we would have to pay any amount by which the original purchase price of the collateral exceeds its sale price up to the amount of our investment or guaranty, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the CDO transaction is consummated, if any of the collateral is sold before the consummation, we will have to bear any resulting loss on the sale up to the amount of our investment or guaranty. At December 31, 2006, we have $120.5 million outstanding under three of our repurchase agreements, with a maximum amount at risk of $29.7 million.

We may not be able to acquire eligible securities for a CDO issuance, or may not be able to issue CDO securities on attractive terms, which may require us to seek more costly financing for our investments or to liquidate assets.

During the accumulation period for our CDOs, we are subject to the risk that we will not be able to acquire a sufficient amount of eligible assets to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of CDOs less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets, we may have to seek other forms of potentially less attractive financing or otherwise to liquidate the assets at a price that could result in a loss of all or a portion of the cash and other collateral backing our purchase commitment or require us to make payments under any guaranties we have given.

Back to Index
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

We use short-term borrowings, principally repurchase agreements, to initially finance our commercial real estate portfolio. As these short-term borrowings mature, we will be required either to enter into new borrowings or to sell certain of our investments at times when we might otherwise not choose to do so. At December 31, 2006, our repurchase agreements had a weighted average maturity of 16 days. We also use a secured term facility to finance our direct financing leases and notes. At December 31, 2006, this facility had a weighted average maturity of 3.2 years. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the income on our assets and the cost of our borrowings. This would reduce returns on our assets, which would reduce earnings and, in turn, cash available for distribution to our stockholders.

Termination events contained in our repurchase agreements increase the possibility that we will be unable to maintain adequate capital and funding and may reduce cash available for distribution.

The occurrence of an event of default under our repurchase agreements may cause commercial real estate investment transactions to be terminated early. Events of default include failure to complete an agreed upon repurchase transaction, failure to comply with margin and margin repayment requirements, the commencement by us of a bankruptcy, insolvency or similar proceeding or filing of a petition against us under bankruptcy, insolvency or similar laws, or admission of an inability to, or intention not to, perform our obligation under the agreement. The occurrence of an event of default or termination event would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If outstanding repurchase transactions terminate and we are unable to negotiate more favorable funding terms, our financing costs will increase. This may reduce the amount of capital we have available for investing and/or may impair our ability to make distributions. In addition, we may have to sell assets at a time when we might not otherwise choose to do so.

We will lose money on our repurchase transactions if the counterparty to the transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of the term or if we default on our obligations under the repurchase agreement.

When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty must resell the securities back to us at the end of the term of the transaction, which is typically 30-90 days. Because the cash we receive from the counterparty when we initially sell the securities to the counterparty is less than the market value of those securities, typically about 60% to 85% of that value, if the counterparty defaults on its obligation to resell the securities back to us we will incur a loss on the transaction. We will also incur a loss if the value of the underlying securities has declined as of the end of the transaction term, as we will have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could reduce our earnings, and thus our cash available for distribution to our stockholders.

Back to Index

A prolonged economic slowdown, recession or decline in real estate values could impair our investments and harm our operating results.

Many of our investments may be susceptible to economic slowdowns or recessions or declines in real estate values, which could lead to financial losses on our investments and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and reduce or eliminate our earnings and ability to make distributions.

We may be exposed to environmental liabilities with respect to properties to which we take title.

In the course of our business, we may take title to real estate through foreclosure on collateral underlying real estate investments. If we do take title to any property, we could be subject to environmental liabilities with respect to it. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs they incur as a result of environmental contamination, or may have to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial and could reduce our income and ability to make distributions.

Our hedging transactions may not completely insulate us from interest rate risk and may result in poorer overall investment performance than if we had not engaged in any hedging transactions.

Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Our interest rate hedging activity varies in scope depending upon market conditions relating to, among other factors, the level and volatility of interest rates and the type of assets we hold. There are practical limitations on our ability to insulate our portfolio from all of the negative consequences associated with changes in short-term interest rates, including:

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

Back to Index

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

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into puts and calls on securities or indices of securities, interest rate swaps, caps and collars, including options and forward contracts, and interest rate lock agreements, principally Treasury lock agreements, to seek to hedge against mismatches between the cash flows from our assets and the interest payments on our liabilities. Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we entered into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, we may not always be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. A liquid secondary market may not exist for hedging instruments purchased or sold, and we may have to maintain a position until exercise or expiration, which could result in losses.

We may enter into hedging instruments that could expose us to unexpected losses in the future.

We may enter into hedging instruments that would require us to fund cash payments in the future under certain circumstances, for example, upon the early termination of the instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the instrument. The amount due would be equal to the unrealized loss of the open positions with the counterparty and could also include other fees and charges. These losses will be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Back to Index

Increased levels of prepayments on our MBS might decrease our net interest income or result in a net loss.

Pools of mortgage loans underlie the MBS that we acquire. We generally will receive payments from the payments that are made on these underlying mortgage loans. When we acquire MBS, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. When borrowers prepay their mortgage loans faster than expected, this results in corresponding prepayments on the mortgage-related securities and may reduce the expected yield. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. No strategy can completely insulate us from prepayment or other such risks. As a result, in periods of declining rates, owners of MBS may have more money to reinvest than anticipated and be required to invest it at the lower prevailing market rates. Conversely, in periods of rising rates, owners of MBS may have less money to invest than anticipated at the higher prevailing rates. This volatility in prepayment rates also may affect our ability to maintain targeted amounts of leverage on our MBS portfolio and may result in reduced earnings or losses for us and reduce or eliminate the cash available for distribution.

Our real estate debt investments will be subject to the risks inherent in the real estate securing or underlying those investments which could result in losses to us.

Commercial mortgage loans are secured by, and mezzanine loans depend on, the performance of the underlying, multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss, that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by or dependent upon an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things:

•	tenant mix, success of tenant businesses and property management decisions,

•	property location and condition,

•	competition from comparable types of properties,

•	changes in laws that increase operating expense or limit rents that may be charged,

•	any need to address environmental contamination at the property,

•	the occurrence of any uninsured casualty at the property,

•	changes in national, regional or local economic conditions and/or specific industry segments,

•	declines in regional or local real estate values,

•	declines in regional or local rental or occupancy rates,

•	increases in interest rates, real estate tax rates and other operating expenses,

•	transitional nature of a property being converted to an alternate use;

•	increases in costs of construction material;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation, and

•	acts of God, terrorism, social unrest and civil disturbances.

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

Back to Index
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

For a discussion of other risks associated with mezzanine loans, see “—Investing in mezzanine debt or mezzanine or other subordinated tranches of CMBS, bank loans and other ABS involves greater risks of loss than senior secured debt instruments.”

Our assets will include bank loans, other ABS and private equity investments, which will carry higher risks of loss than our real estate-related portfolio.

Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we invest in bank loans and other ABS. Our bank loan investments or our other ABS investments, which are principally backed by small business and bank loans, may not be secured by mortgages or other liens on assets or may involve higher LTV ratios than our real estate-related investments. Our bank loan investments, and our ABS backed by loans, may involve one or more loans that have an interest-only payment schedule or a schedule that does not fully amortize principal over the term of the loan, which will make repayment of the loan depend upon the borrower’s liquidity or ability to refinance the loan at maturity. Numerous factors affect a borrower’s ability to repay or refinance loans at maturity, including national and local economic conditions, a downturn in a borrower’s industry, loss of one or more principal customers and conditions in the credit markets. A deterioration in a company’s financial condition or prospects may be accompanied by a deterioration in the collateral for the bank loan or any ABS backed by such company’s loans.

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

Back to Index

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

-
discourage a tender offer or other transactions or a change in the composition of our board of directors or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders; or

-	result in shares issued or transferred in violation of such restrictions being automatically transferred to a trust for a charitable beneficiary, resulting in the forfeiture of those shares.

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

Back to Index
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

Back to Index

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

We expect to make quarterly distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be impaired by the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated taxable earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital is not taxable, but it has the effect of reducing the holder’s tax basis in its investment. Although we currently do not expect that we will do so, we have in the past and may in the future also use proceeds from any offering of our securities that we have not invested or borrowed funds to make distributions. During 2006, we borrowed funds and used uninvested proceeds to make distributions and as a result, our distributions exceeded GAAP net income for the year ended December 31, 2006 by $10.9 million. Our GAAP net income included a loss on the sale of our agency ABS-RMBS portfolio, net of hedging activities, of $8.8 million as a result of our portfolio restructuring in the third quarter of 2006. If we use uninvested offering proceeds to pay distributions in the future, we will have less funds available for investment and, as a result, our earnings and cash available for distribution would be less than we might otherwise have realized had such funds been invested. Similarly, if we borrow to fund distributions, our future interest costs would increase, thereby reducing our future earnings and cash available for distribution from what they otherwise would have been.

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

In particular, at least 75% of our assets at the end of each calendar quarter must consist of real estate assets, government securities, cash and cash items. For this purpose, “real estate assets” generally include interests in real property, such as land, buildings, leasehold interests in real property, stock of other entities that qualify as REITs, interests in mortgage loans secured by real property, investments in stock or debt instruments during the one-year period following the receipt of new capital and regular or residual interests in a real estate mortgage investment conduit, or REMIC. In addition, the amount of securities of a single issuer, other than a TRS, that we hold must generally not exceed either 5% of the value of our gross assets or 10% of the vote or value of such issuer’s outstanding securities.

Back to Index
Certain of the assets that we hold or intend to hold, including interests in CDOs or corporate leveraged loans, are not qualified and will not be qualified real estate assets for purposes of the REIT asset tests. ABS-RMBS and CMBS securities should generally qualify as real estate assets. However, to the extent that we own non-REMIC collateralized mortgage obligations or other debt instruments secured by mortgage loans (rather than by real property) or secured by non-real estate assets, or debt securities that are not secured by mortgages on real property, those securities are likely not qualifying real estate assets for purposes of the REIT asset test, and will not produce qualifying real estate income. Further, whether securities held by warehouse lenders or financed using repurchase agreements are treated as qualifying assets or as generating qualifying real estate income for purposes of the REIT asset and income tests depends on the terms of the warehouse or repurchase financing arrangement.

We generally will be treated as the owner of any assets that collateralize CDO transactions to the extent that we retain all of the equity of the securitization vehicle and do not make an election to treat such securitization vehicle as a TRS, as described in further detail below. It may be possible to reduce the impact of the REIT asset and gross income requirements by holding certain assets through our TRSs, subject to certain limitations as described below.

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of securities in which we invest, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate level tax.

When purchasing securities, we have relied and may rely on opinions or advice of counsel for the issuer of such securities, or statements, made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing CDO equity, we have relied and may rely on opinions or advice of counsel regarding the qualification of interests in the debt of such CDOs for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

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

Excess inclusion income could result if we hold a residual interest in a REMIC. Excess inclusion income also could be generated if we issue debt obligations, such as certain CDOs, with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage related securities securing those debt obligations, i.e., if we were to own an interest in a taxable mortgage pool. While we do not expect to acquire significant amounts of residual interests in REMICs, we do own residual interests in taxable mortgage pools, which means that we will likely generate significant amounts of excess inclusion income.

If we realize excess inclusion income, we will be taxed at the highest corporate income tax rate on a portion of such income that is allocable to the percentage of our stock held in record name by “disqualified organizations,” which are generally cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income. To the extent that our stock owned by “disqualified organizations” is held in record name by a broker/dealer or other nominee, the broker/dealer or other nominee would be liable for the corporate level tax on the portion of our excess inclusion income allocable to the stock held by the broker/dealer or other nominee on behalf of “disqualified organizations.” We expect that disqualified organizations will own our stock. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A regulated investment company or other pass through entity owning stock in record name will be subject to tax at the highest corporate rate on any excess inclusion income allocated to its owners that are disqualified organizations. Finally, if we fail to qualify as a REIT, our taxable mortgage pool securitizations will be treated as separate corporations, for federal income tax purposes that cannot be included in any consolidated corporate tax return.

Back to Index

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.

We believe that we have been organized and operated in a manner that has enabled us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended on December 31, 2005. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis.

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

We intend to make distributions to our stockholders in a manner intended to satisfy the 90% distribution requirement and to distribute all or substantially all of our net taxable income to avoid both corporate income tax and the 4% nondeductible excise tax. There is no requirement that a domestic TRS distribute its after-tax net income to its parent REIT or their stockholders and Resource TRS may determine not to make any distributions to us. However, non-U.S. TRSs, such as Apidos CDO I and Apidos CDO III, which we discuss in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” will generally be deemed to distribute their earnings to us on an annual basis for federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.

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

Back to Index

If we make distributions in excess of our current and accumulated earnings and profits, they will be treated as a return of capital, which will reduce the adjusted basis of your stock. To the extent such distributions exceed your adjusted basis, you may recognize a capital gain.

Unless you are a tax-exempt entity, distributions that we make to you generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes. If the amount we distribute to you exceeds your allocable share of our current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock, which will reduce your basis in your stock but will not be subject to tax. To the extent the amount we distribute to you exceeds both your allocable share of our current and accumulated earnings and profits and your adjusted basis, this excess amount will be treated as a gain from the sale or exchange of a capital asset. For risks related to the use of uninvested offering proceeds or borrowings to fund distributions to stockholders, see “—Risks Related to Our Organization and Structure—We have not established a minimum distribution payment level and we cannot assure you of our ability to make distributions in the future.”

Our ownership of and relationship with our TRSs will be limited and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

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

Resource TRS will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. Income that is not distributed to us by Resource TRS will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders. We anticipate that the aggregate value of the securities of Resource TRS, together with the securities we hold in our other TRSs, including Apidos CDO I and Apidos CDO III, will be less than 20% of the value of our total assets, including our TRS securities. We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm’s-length basis. We cannot assure you, however, that we will be able to comply with such rules.

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

Back to Index

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

We may lose our REIT qualification or be subject to a penalty tax if the Internal Revenue Service successfully challenges our characterization of income inclusions from our foreign TRSs.

We likely will be required to include in our income, even without the receipt of actual distributions, earnings from our foreign TRSs, including from our current and contemplated equity investments in CDOs, such as our investment in Apidos CDO I and Apidos CDO III. We intend to treat certain of these income inclusions as qualifying income for purposes of the 95% gross income test applicable to REITs but not for purposes of the REIT 75% gross income test. The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and other enumerated classes of passive income qualify for purposes of the 95% gross income test. Income inclusions from equity investments in our foreign TRSs are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes, and there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests. However, based on advice of counsel, we intend to treat such income inclusions, to the extent distributed by a foreign TRS in the year accrued, as qualifying income for purposes of the 95% gross income test. Nevertheless, because this income does not meet the literal requirements of the REIT provisions, it is possible that the IRS could successfully take the position that it is not qualifying income. In the event that it was determined not to qualify for the 95% gross income test, we would be subject to a penalty tax with respect to the income to the extent it and other nonqualifying income exceeds 5% of our gross income and/or we could fail to qualify as a REIT. See “Federal Income Tax Consequences of Our Qualification as a REIT.” In addition, if such income was determined not to qualify for the 95% gross income test, we would need to invest in sufficient qualifying assets, or sell some of our interests in our foreign TRSs to ensure that the income recognized by us from our foreign TRSs or such other corporations does not exceed 5% of our gross income, or cease to qualify as a REIT.

Back to Index

The failure of a loan subject to a repurchase agreement or a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

We have entered into and we intend to continue to enter into sale and repurchase agreements under which we nominally sell certain of our loan assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we have been and will be treated for U.S. federal income tax purposes as the owner of the loan assets that are the subject of any such agreement notwithstanding that the agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the loan assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

In addition, we have acquired and will continue to acquire mezzanine loans, which are loans secured by equity interest in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We have acquired and will continue to acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge the loan’s treatment as a real estate asset for purposes of the REIT asset and income tests, and if the challenge were sustained, we could fail to qualify as a REIT.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Philadelphia, Pennsylvania:

We maintain offices through our Manager. Our Manager maintains executive and corporate offices at One Crescent Drive in the Philadelphia Naval Yard under a lease for 8,771 square feet that expires in May 2019. We also lease 20,207 square feet for additional executive office space at 1845 Walnut Street. This lease, which expires in May 2008, contains extension options through 2033. The Manager’s commercial finance operations are located in another office building at 1818 Market Street under a lease for 29,554 square feet that expires in March 2008.

New York City, New York:

Our Manager maintains additional executive offices in a 12,930 square foot location in New York City at 712 5th Avenue under a lease agreement that expires in March 2010. Certain of our commercial finance and real estate operations are also located in these offices.

Other:

Our Manager maintains another office in Los Angeles, California under a lease agreement that expires in August 2009.

Back to Index

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “RSO” since our initial public offering in February 2006. The following table sets forth for the indicated periods the high and low prices for our common stock, as reported on the New York Stock Exchange, and the dividends declared and paid during our past two fiscal years:

	High	Low	Dividends Declared
Fiscal 2006
Fourth Quarter	17.73	15.09	$$0.43(1)
Third Quarter	15.67	12.01	$$0.37
Second Quarter	14.23	12.00	$$0.36
First Quarter	14.79	13.67	$$0.33

Fiscal 2005 (2)
Fourth Quarter	N/A	N/A	$$0.36
Third Quarter	N/A	N/A	$$0.30
Second Quarter	N/A	N/A	$$0.20
First Quarter	N/A	N/A	N/A

(1)	We distributed a regular dividend ($0.38) and a special dividend ($0.05), payable on January 4, 2007, for stockholders of record on December 15, 2006.

(2)	We were formed in January 2005 as a Maryland corporation.

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

As of March 23, 2007, there were 24,991,629 common shares outstanding held by 68 persons of record.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In accordance with the provisions of the management agreement, on January 31, 2007, July 31, 2006, April 30, 2006 and January 31, 2006 we issued 9,960, 6,252, 2,086 and 5,738 shares of common stock, respectively, to the Manager. These shares represented 25% of the Manager’s quarterly incentive compensation fee that accrued for the three months ended December 31, 2006, June 30, 2006, March 31, 2006 and December 31, 2005, respectively. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Performance Graph

The following line graph presentation compares cumulative total shareholder returns of our common stock with the Russell 2000 Index and the NAREIT All REIT Index for the period from February 10, 2006 to December 31, 2006. The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the NAREIT All REIT Index on February 10, 2006, and that all dividends were reinvested. This data was furnished by the Research Data Group.

Back to Index

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION OF
RESOURCE CAPITAL CORP AND SUBSIDIARIES

The following selected financial and operating information should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements, including the notes, included elsewhere herein (in thousands, except share data).
	As of and for the Year Ended December 31, 2006	As of and for the Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005
Consolidated Statement of Operations Data
Revenues:
Net interest income:
Interest income	$136,748	$61,387
Interest expense	101,851	43,062
Net interest income	34,897	18,325

Other (loss) revenue:
Net realized (losses) gains on investments	(8,627)	311
Other income	480	−
Total other (loss) revenue	(8,147)	311

Expenses:
Management fees - related party	4,838	3,012
Equity compensation − related party	2,432	2,709
Professional services	1,881	580
Insurance	498	395
General and administrative	1,495	1,032
Total expenses	11,144	7,728

Net income	$15,606	$10,908

Net income per share − basic	$0.89	$0.71
Net income per share − diluted	$0.87	$0.71
Weighted average number of shares outstanding − basic	17,538,273	15,333,334
Weighted average number of shares outstanding - diluted	17,881,355	15,405,714

Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,354	$17,729
Restricted cash	30,721	23,592
Available-for-sale securities, pledged as collateral, at fair value	420,997	1,362,392
Available-for-sale securities, at fair value	−	28,285
Loans, net of allowances of $0	1,240,288	569,873
Direct financing leases and notes, net of unearned income	88,970	23,317
Total assets	1,802,829	2,045,547
Repurchase agreements (including accrued interest of $322 and $2,104)	120,457	1,068,277
CDOs (net of debt issuance costs of $18,310 and $10,093)	1,207,175	687,407
Warehouse agreement	−	62,961
Secured term facility	84,673	−
Unsecured revolving credit facility	−	15,000
Unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities	51,548	−
Total liabilities	1,485,278	1,850,214
Total stockholders’ equity	317,551	195,333

Other Data:
Dividends declared per common share	$1.49	$0.86

Back to Index

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist you in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this prospectus. This discussion contains forward-looking statements. Actual results could differ materially from those expressed in or implied by those forward looking statements. Please see “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of certain risks, uncertainties and assumptions associated with those statements.

Overview

We are a specialty finance company that focuses primarily on commercial real estate and commercial finance. We qualify as a REIT under Subchapter M of the Internal Revenue Code of 1986, as amended. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy. We invest in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets. We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and to mitigate interest rate risk through derivative instruments. Future distributions and capital appreciation are not guaranteed, however, and we have only limited operating history and REIT experience upon which you can base an assessment of our ability to achieve our objectives.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks. We generate revenues from the interest we earn on our whole loans, A notes, B notes, mezzanine debt, CMBS, ABS-RMBS, other ABS, bank loans and payments on equipment leases and notes. We use a substantial amount of leverage to enhance our returns and we finance each of our different asset classes with different degrees of leverage. The cost of borrowings to finance our investments comprises a significant part of our expenses. Our net income will depend on our ability to control these expenses relative to our revenue. In our ABS-RMBS, CMBS, other ABS, bank loans and equipment leases and notes, we use warehouse facilities as a short-term financing source and CDOs, and, to a lesser extent, other term financing as a long-term financing source. In our commercial real estate loan portfolio, we use repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as a long-term financing source. We expect that our other term financing will consist of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs.

Before October 2, 2006, we had a significant portfolio of agency ABS-RMBS. In order to redeploy the capital we had invested in this asset class into higher-yielding asset classes, we entered into an agreement to sell this portfolio on September 27, 2006. The sale settled on October 2, 2006, and we have no remaining agency ABS-RMBS. We had financed the acquisition of our agency ABS-RMBS with short-term repurchase arrangements which were paid off upon settlement of the transaction. We also had sought to mitigate the risk created by any mismatch between the maturities and repricing dates of our agency ABS-RMBS and the maturities and repricing dates of the repurchase agreements we used to finance them through derivative instruments, principally floating-to-fixed interest rate swap agreements and interest rate cap agreements. We terminated these derivatives upon completion of the sale of our agency ABS-RMBS.

On March 8, 2005, we received net proceeds of $214.8 million from a private placement of 15,333,334 shares of common stock. On February 10, 2006, we received net proceeds of $27.3 million from our initial public offering of 4,000,000 shares of common stock (including 1,879,200 shares sold by certain selling stockholders of ours). On December 20, 2006, we received net proceeds of $93.0 million from our follow-on offering of 6,000,000 shares of common stock and we received net proceeds of $10.1 million on January 8, 2007 through exercise of 650,000 shares of common stock of the over-allotment in connection with the December 2006 offering.

Back to Index

As of December 31, 2006, we had invested 77.2% of our portfolio in commercial real estate-related assets, 7.4% in ABS-RMBS and 15.4% in commercial finance assets. As of December 31, 2005, we had invested 10.0% of our portfolio in commercial real estate-related assets, 50.5% in agency ABS-RMBS, 17.0% in non-agency ABS-RMBS and 22.5% in commercial finance assets. We expect that diversifying our portfolio by shifting the mix towards higher-yielding assets will increase our earnings, subject to maintaining the credit quality of our portfolio. If we are unable to maintain the credit quality of our portfolio, however, our earnings may decrease. Because the amount of leverage we intend to use will vary by asset class, our asset allocation may not reflect the relative amounts of equity capital we have invested in the respective classes. The results of operations discussed below are for the year ended December 31, 2006 and the period from March 8, 2005 (date operations commenced) to December 31, 2005 (which we refer to as the period ended December 31, 2005).

Results of Operations

Our net income for the year ended December 31, 2006, including a net loss of $8.8 million from the sale of our agency ABS-RMBS portfolio, was $15.6 million, or $0.89 per weighted average common share-basic ($0.87 per weighted average common share-diluted) as compared to $10.9 million, or $0.71 per weighted average common share (basic and diluted) for the period ended December 31, 2005.

Interest Income—Year Ended December 31, 2006 as compared to Period Ended December 31, 2005

During 2005, we were in the process of acquiring and building our investment portfolio. As a result, we acquired a substantial portion of our commercial real estate loans and commercial finance assets after the period ended December 31, 2005 had been completed. This balance sheet trend is important in comparing and analyzing the results of operations for the 2006 and 2005 periods presented.

In addition, since we commenced operations on March 8, 2005, results for the period ended December 31, 2005 reflect less than ten months of activity as compared with the full year ended December 31, 2006.

Back to Index

The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):
			Weighted Average
			Rate	Balance	Rate	Balance
	Year Ended	Period Ended	Year Ended December 31,		Period Ended December 31,
	2006 (1)	2005 (1)	2006 (1)	2006	2005 (1)	2005
Interest income:
Interest income from securities available-for-sale:
Agency ABS-RMBS	$28,825	$31,134	4.60%	$621,299	4.50%	$867,388
ABS-RMBS	24,102	11,142	6.76%	$344,969	5.27%	$251,940
CMBS	1,590	1,110	5.65%	$27,274	5.57%	$24,598
Other ABS	1,414	811	6.70%	$21,232	5.25%	$19,118
CMBS-private placement	87	−	5.46%	$1,564	N/A	N/A
Private equity	30	50	16.42%	$170	6.29%	$923
Total interest income from securities available-for-sale	56,048	44,247
Interest income from loans:
Bank loans	42,526	11,903	7.41%	$565,414	6.06%	$230,171
Commercial real estate loans	27,736	2,759	8.44%	$325,301	6.90%	$47,980
Total interest income from loans	70,262	14,662
Interest income - other:
Leasing	5,259	578	8.57%	$62,612	9.44%	$7,625
Interest rate swap agreements	3,755	−	0.78%	$511,639	N/A	N/A
Temporary investment in over-night repurchase agreements	1,424	1,900
Total interest income − other	10,438	2,478
Total interest income	$136,748	$61,387

(1)	Certain one-time items reflected in interest income have been excluded in calculating the weighted average rate, since they are not indicative of expected future results.

Interest income increased $75.4 million (123%) to $136.7 million for the year ended December 31, 2006, from $61.4 million for the period ended December 31, 2005. We attribute this increase to the following:

Interest Income from Securities Available-for-Sale

Interest income from securities available-for-sale increased $11.8 million (27%) to $56.0 million for the year ended December 31, 2006, from $44.2 million for the period ended December 31, 2005.

ABS-RMBS contributed $24.1 million of interest income for year ended December 31, 2006, respectively, as compared to $11.1 million period ended December 31, 2005, an increase of $13.0 million (117%). This increase resulted primarily from the following:

•	The acquisition of $348.2 million of ABS-RMBS (net of sales of $3.0 million) during the period ended December 31, 2005, which was held for the entire year ended December 31, 2006, respectively.

•	The increase of the weighted average interest rate on these securities to 6.76% for the year ended December 31, 2006 from 5.27% for the period ended December 31, 2005.

These acquisitions and the increase in weighted average rate were partially offset by the receipt of principal payments on ABS-RMBS totaling $3.0 million since December 31, 2005.

Back to Index

CMBS contributed $1.6 million for the year ended December 31, 2006 as compared to $1.1 million for the period ended December 31, 2005, an increase of $500,000 (45%). This increase resulted primarily from the following:

•	The acquisition of $28.0 million of CMBS during the period ended December 31, 2005, which were held for the entire year ended December 31, 2006.

•	The increase in weighted average interest rate on these securities to 5.65% for the year ended December 31, 2006 from 5.57% for the period ended December 31, 2005.

Other ABS contributed $1.4 million of interest income for the year ended December 31, 2006 as compared to $811,000 for the period ended December 31, 2005, an increase of $589,000 (73%). This increase resulted primarily from the following:

•	The acquisition of $23.1 million of ABS (net of sales of $5.5 million) during the period ended December 31, 2005, which were held for the entire year ended December 31, 2006.

•	The increase in weighted average interest rate on these securities to 6.70% for the year ended December 31, 2006 from 5.25% for the period ended December 31, 2005.

These acquisitions and the increase in weighted average rate were partially offset by the receipt of principal payments on other ABS totaling $1.5 million since December 31, 2005.

CMBS-private placement contributed $87,000 for the year ended December 31, 2006 due to the purchase of $30.1 million of securities in December 2006. We held no such securities for the period ended December 31, 2005.

These increases were partially offset by the decrease in interest income from our agency ABS-RMBS portfolio which generated $28.8 million of interest income for the year ended December 31, 2006 as compared to $31.1 million for the period ended December 31, 2005, a decrease of $2.3 million (7%). This change primarily resulted from the sell-off of our agency ABS-RMBS portfolio beginning in January 2006 with the sale of approximately $125.4 million of portfolio securities and the sale of the remaining $753.1 million of portfolio securities in September 2006.

Interest Income from Loans

Interest income from loans increased $55.6 million (378%) to $70.3 million for the year ended December 31, 2006 from $14.7 million for the period ended December 31, 2005.

Bank loans generated $42.5 million of interest income for the year ended December 31, 2006 as compared to $11.9 million for the period ended December 31, 2005, an increase of $30.6 million (257%). This increase resulted primarily from the following:

•	The acquisition of $433.7 million of bank loans (net of sales of $91.0 million) during the year ended December 31, 2005, which were held for the entire year ended December 31, 2006.

•	The acquisition of $366.1 million of bank loans (net of sales of $128.5 million) since December 31, 2005.

•	The increase of the weighted average interest rate on these loans to 7.41% for the year ended December 31, 2006 from 6.06% for the period ended December 31, 2005.

These acquisitions and the increase in weighted average rate were partially offset by the receipt of principal payments on bank loans totaling $150.4 million since December 31, 2005.

Back to Index
Commercial real estate loans produced $27.7 million of interest income for the year ended December 31, 2006 as compared to $2.8 million for the period ended December 31, 2005, an increase of $24.9 million (889%). This increase resulted entirely from the following:

•	The acquisition of $454.3 million of commercial real estate loans (net of principal payments of $55.2 million) since December 31, 2005.

•	The increase of the weighted average interest rate on these loans to 8.44% for the year ended December 31, 2006 from 6.90% for the period ended December 31, 2005.

Interest Income—Other

Interest income-other increased $7.9 million (316%) to $10.4 million for the year ended December 31, 2006 as compared to $2.5 million for the period ended December 31, 2005.

Our equipment leasing portfolio generated $5.3 million of interest income for the year ended December 31, 2006, as compared to $578,000 for the period ended December 31, 2005, resulting from the purchase of $64.8 million of equipment leases and notes (net of principal payments and sales of $41.9 million) following December 31, 2005.

Interest rate swap agreements generated $3.8 million for the year ended December 31, 2006 resulting from increases in the floating rate index we receive under our swap agreements. During the prior year, the floating rate we received did not exceed the fixed rate we paid under these same agreements. The resulting interest expense of $516,000 is included in general interest expense for the period ended December 31, 2005. As a result, no interest income from interest rate swap agreements was generated for the year ended December 31, 2005.

Interest Expense—Year Ended December 31, 2006 as compared to the Period Ended December 31, 2005

During 2005, while we were in the process of acquiring and building our investment portfolio, our borrowing obligations grew in tandem with the related underlying assets. In 2006, we continued to expand our investment portfolio and the amount of our borrowings. In addition, we repaid some of the borrowings existing during 2005 with new borrowings in 2006. These developing borrowing trends are important in comparing and analyzing interest expense for the 2006 and 2005 periods presented.

In addition, since we commenced operations on March 8, 2005, results for the period ended December 31, 2005 reflect less than ten months of activity as compared with the full year ended December 31, 2006.

The following tables set forth information relating to our interest expense incurred for the periods presented (in thousands, except percentages):
			Weighted Average
			Rate	Balance	Rate	Balance
	Year Ended December 31,	Period Ended December 31,	Year Ended December 31,		Period Ended December 31,
	2006 (1)	2005 (1)	2006 (1)	2006	2005 (1)	2005
Interest expense:
Commercial real estate loans	$14,436	$1,090	6.42%	$224,844	5.15%	$25,406
Bank loans	30,903	8,149	5.61%	$535,894	4.18%	$234,701
Agency ABS-RMBS	28,607	23,256	5.01%	$560,259	3.49%	$810,868
ABS-RMBS / CMBS / ABS	21,666	10,003	5.69%	$376,000	4.26%	$282,646
CMBS-private placement	83	−	5.40%	$1,519	N/A	N/A
Leasing	3,659	−	6.31%	$57,214	N/A	N/A
General	2,497	564	9.06%	$24,916	0.09%	$709,997
Total interest expense	$101,851	$43,062

(1)	Certain one-time items reflected in interest expense have been excluded in calculating the weighted average rate, since they are not indicative of expected future results.

Back to Index

Interest expense increased $58.8 million (136%) to $101.9 million for the year ended December 31, 2006 from $43.1 million for the period ended December 31, 2005. We attribute this increase to the following:

Interest expense on commercial real estate loans was $14.4 million for the year ended December 31, 2006 as compared to $1.1 million for the period ended December 31, 2005, an increase of $13.3 million (1,209%). This increase resulted primarily from the following:

•
We closed our first commercial real estate loan CDO, Resource Real Estate Funding CDO 2006-1 in August 2006. Resource Real Estate Funding CDO 2006-1 issued $308.7 million of senior notes at par consisting of several classes with rates ranging from one month LIBOR plus 0.32% to one-month LIBOR plus 3.75%. Prior to August 10, 2006, we financed these commercial real estate loans primarily with repurchase agreements. The Resource Real Estate Funding CDO 2006-1 financing proceeds were used to repay a majority of these repurchase agreements, which had a balance at August 10, 2006 of $189.6 million. The weighted average interest rate on the repurchase agreements was 6.07% for the period January 1, 2006 to August 10, 2006 and was 6.17% on the senior notes from August 10, 2006 through December 31, 2006.

•
We financed the growth of our commercial real estate loan portfolio after the closing of Resource Real Estate Funding CDO 2006-1 primarily through repurchase agreements. We had a weighted average balances of $224.8 million and $25.4 million of repurchase agreements outstanding at December 31, 2006 and 2005, respectively.

•	We had a weighted average interest rate of 6.42% for the year ended December 31, 2006 as compared to 5.15% for the period ended December 31, 2005.

•
We amortized $233,000 of deferred debt issuance costs related to the Resource Real Estate Funding CDO 2006-1 closing for the year ended December 31, 2006. No such costs were incurred during the period ended December 31, 2005.

Interest expense on bank loans was $30.9 million for the year ended December 31, 2006 as compared to $8.1 million for the period ended December 31, 2005, an increase of $22.8 million (281%) . This increase resulted primarily from the following:

•
As a result of the continued acquisitions of bank loans after the closing of Apidos CDO I, we financed our second bank loan CDO (Apidos CDO III) in May 2006. Apidos CDO III issued $262.5 million of senior notes into several classes with rates ranging from three-month LIBOR plus 0.26% to three-month LIBOR plus 4.25%. We used the Apidos CDO III proceeds to repay borrowings under a warehouse facility which had a balance at the time of repayment of $222.6 million. The weighted average interest rate on the senior notes was 5.58% for the year ended December 31, 2006 as compared to 4.24% for the period ended December 31, 2005 on the warehouse facility which began ramping in July 2005.

•
In August 2005, Apidos CDO I issued $321.5 million of senior notes consisting of several classes with rates ranging from three-month LIBOR plus 0.26% to a fixed rate of 9.25%. The Apidos CDO I financing proceeds were used to repay borrowings under a related warehouse facility, which had a balance at the time of repayment of $219.8 million. The weighted average interest rate on the senior notes was 5.47% for the year ended December 31, 2006 as compared to 4.08% on the warehouse facility and senior notes for period ended December 31, 2005.

•	The weighted average balance of debt related to bank loans increased by $301.2 million to $535.9 million in the year ended December 31, 2006 from $234.7 million for the period ended December 31, 2005.

•	We amortized $785,000 of deferred debt issuance costs related to the CDO financings for the year ended December 31, 2006 and $213,000 for the period ended December 31, 2005.

Interest expense related to agency ABS-RMBS repurchase agreements was $28.6 million for the year ended December 31, 2006 as compared to $23.3 million for the period ended December 31, 2005 an increase of $5.3 million (23%). This increase resulted primarily from the following:

•	The weighted average interest rate on these repurchase agreement obligations increased to 5.01% for the year ended December 31, 2006 from 3.49% for the period ended December 31, 2005.

Back to Index

•
The increase in rates was partially offset by a decrease in the average balance of our repurchase agreements financing our agency ABS-RMBS portfolio. Our average repurchase obligations during the year ended December 31, 2006 was $560.3 million as compared with $810.9 million for the period ended December 31, 2005.

ABS-RMBS, CMBS and other ABS, which we refer to collectively as ABS, were pooled and financed by Ischus CDO II. Interest expense related to these obligations was $21.7 million for the year ended December 31, 2006 as compared to $10.0 million for the period ended December 31, 2005, an increase of $11.7 million (117%). This increase resulted primarily from the following:

•
The weighted average interest rate on the senior notes issued by Ischus CDO II was 5.69% for the year ended December 31, 2006 as compared to 4.26% on the warehouse facility and senior notes for the period ended December 31, 2005.

•
In July 2005, Ischus CDO II issued $376.0 million of senior notes consisting of several classes with rates ranging from one-month LIBOR plus 0.27% to one-month LIBOR plus 2.85%. The Ischus CDO II proceeds were used to repay borrowings under a related warehouse facility, which had a balance at the time of repayment of $317.8 million and a weighted-average balance of $282.6 million during the period ended December 31, 2005.

•	We amortized $591,000 of deferred debt issuance costs related to the Ischus CDO II financing for the year ended December 31, 2006 as compared with $248,000 for the period ended December 31, 2005.

Interest expense on CMBS-private placement was $83,000 for the year ended December 31, 2006 due to the purchase and financing of two assets in December 2006. There was no interest expense for the period ended December 31, 2005.

Interest expense on leasing activities was $3.7 million for the year ended December 31, 2006 resulting from the financing of direct financing leases and notes acquired beginning in September 2005 with our secured term credit facility. There was no interest expense for the period ended December 31, 2005 because the term credit facility did not begin until March 2006. At December 31, 2006, we had an outstanding balance of $84.7 million with an interest rate of 6.33%.

General interest expense was $2.5 million for the year ended December 31, 2006 as compared to $564,000 for the period ended December 31, 2005 an increase $1.9 million (337%).  This increase resulted primarily from the following:

•
An increase of $2.1 million in expense on our unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities which were not issued until May 2006 and September 2006, respectively.

•	An increase in interest expense on our credit facility of $320,000 which was not entered into until December 2005.

These increases were offset by a $516,000 decrease in interest expense related to interest rate swap agreements.  During the current year, the floating rate we received exceeded the fixed rate we paid under these agreements generating interest income.  For the year ended December 31, 2006, the interest income is classified as “Interest income - other” on our Consolidated Statement of Operations.

Back to Index
Net Realized (Losses) Gains on Investments—Year Ended December 31, 2006 as compared to the Period Ended December 31, 2005

Net realized losses on investments for the year ended December 31, 2006 of $8.6 million consisted of $12.2 million of gross losses related to the sale of our agency ABS-RMBS portfolio, offset by a $2.6 million gain on termination of our amortizing swap agreement in connection with the sale of our agency ABS-RMBS portfolio in September 2006, $279,000 of net realized gains on the sale of bank loans and $807,000 of gains related to the early termination of equipment leases. Net realized gains on investments for the period ended December 31, 2005 of $311,000 primarily consisted of $307,000 of gains related to the sale of bank loans.

Other Income—Year Ended December 31, 2006 as compared to the Period Ended December 31, 2005

Other income for the year ended December 31, 2006 of $480,000 consisted of a $327,000 prepayment fees paid in connection with the payoff of two mezzanine loans, $90,000 of consulting fee income and $63,000 of dividend income. There was no such income for the period ended December 31, 2005.

Non-Investment Expenses—Year Ended December 31, 2006 as compared to the Period Ended December 31, 2005

The following table sets forth information relating to our non-investment expenses incurred for the periods presented (in thousands):

	Year Ended 2006	Period Ended 2005
Non-investment expenses:
Management fee - related party	$4,838	$3,012
Equity compensation − related party	2,432	2,709
Professional services	1,881	580
Insurance	498	395
General and administrative	1,495	1,032
Total non-investment expenses	$11,144	$7,728

Since we commenced operations on March 8, 2005, results for the period ended December 31, 2005 reflect less than ten months of activity as compared with the full year ended December 31, 2006.

Management fee-related party increased $1.8 million (60%) to $4.8 million for the year ended December 31, 2006 as compared to $3.0 million for the period ended December 31, 2005. These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement. The base management fees increased by $1.0 million (37%) to $3.7 million for the year ended December 31, 2006 as compared to $2.7 million for the period ended December 31, 2005. This increase was due to increased equity as a result of our public offerings in February and December 2006. Incentive management fees increased by $756,000 (220%) to $1.1 million from $344,000.

Equity compensation-related party decreased $300,000 (11%) to $2.4 million for the year ended December 31, 2006 as compared to $2.7 million for the period ended December 31, 2005. These expenses relate to the amortization of the March 8, 2005 grant of restricted common stock to the Manager, the March 8, 2005 and 2006 grants of restricted common stock to our non-employee independent directors and the March 8, 2005 grant of options to the Manager to purchase common stock. The decreases in expense were primarily the result of an adjustment related to our quarterly remeasurement of unvested stock and options to the Manager to reflect changes in the fair value of our common stock.

Professional services increased $1.3 million (224%) to $1.9 million for the year ended December 31, 2006 as compared to $580,000 for the period ended December 31, 2005. This increase was primarily due to an $308,000 increase in consultant and tax fees associated with the closing of Apidos CDO III and an increase of $162,000 in legal fees in connection with our general corporate operations and compliance. There was also a $214,000 increase in administrative fees in connection with the closing of Apidos CDO III and RREF 2006-1.  In addition, there was an increase of $595,000 in LEAF servicing expense due to the increase in managed assets in the year ended December 31, 2006.

Back to Index
Insurance increased $103,000 (26%) to $498,000 for the year ended December 31, 2006 as compared to $395,000 for the period ended December 31, 2005. These amounts represent expense related to our purchase of directors’ and officers’ insurance. The increase for the year ended December 31, 2006 was due to the fact that the period ended December 31, 2005 did not contain a full year of operations, but rather covered the period from our initial date of operations, March 8, 2005, through December 31, 2005, as compared to the full year ended December 31, 2006.

General and administrative expenses increased $500,000 (50%) to $1.5 million for the year ended December 31, 2006 as compared to $1.0 million for the period ended December 31, 2005. These expenses include expense reimbursements to our Manager, rating agency expenses and all other operating costs incurred. These increases were primarily the result of the addition of rating agency fees associated with our four CDOs, two of which closed subsequent to December 31, 2005, as well as to an increase in general operating expenses, primarily from bank fees and printing expenses and income tax expense incurred at our taxable REIT subsidiary, Resource TRS, Inc.

Income Taxes

We do not pay federal income tax on income we distribute to our stockholders, subject to our compliance with REIT qualification requirements. However, Resource TRS, our domestic TRS, is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code. As of December 31, 2006, Resource TRS recognized a $67,000 provision for income taxes. As of December 31, 2005, we did not conduct any of our operations through Resource TRS.

Apidos CDO III, one of our foreign TRSs, was formed to complete securitization transactions structured as secured financings. Apidos CDO III is organized as an exempt company incorporated with limited liability under the laws of the Cayman Islands and is generally exempt from federal and state income tax at the corporate level because its activities in the United States is limited to trading in stock and securities for its own account. Therefore, despite its status as a TRS, it generally will not be subject to corporate tax on its earnings and no provision for income taxes is required; however, we generally will be required to include Apidos CDO III’s current taxable income in our calculation of REIT taxable income.

Financial Condition

Summary

Our total assets at December 31, 2006 were $1.8 billion as compared to $2.0 billion at December 31, 2005. The decrease in total assets was principally due to the sale of approximately $125.4 million of agency ABS-RMBS in January 2006 and sale of the remaining agency ABS-RMBS of approximately $764.1 in 2006 and principal repayments during the fiscal year ended December 31, 2006 of $125.0 million on this portfolio. As a result of the September agency ABS-RMBS sale, we repaid the associated debt with this portfolio. This $1.0 billion decrease in the agency portfolio was partially offset by a $509.4 million increase in our commercial real estate loan portfolio resulting from the purchase of 28 additional loans, 13 of which are held by Resource Real Estate Funding CDO 2006-1, which closed in August 2006, five additional fundings on one existing loan position, which is also being held by Resource Real Estate Funding CDO 2006-1, a $213.3 million increase in our bank loans held by Apidos CDO III, which closed in May 2006, and a $64.8 million increase (net of sales and principal payment of $41.9 million) in equipment leases and notes in connection with nine additional purchases of leasing and note assets from LEAF Financial Corporation during the year ended December 31, 2006. Our financial condition at December 31, 2006 was strengthened by the completion of our initial public offering in February 2006 and follow-on offering in December 2006, which resulted in net proceeds of $27.3 million and $93.0 million (totaling $120.3 million), respectively, after deducting underwriters’ discounts and commissions and other offering expenses, We also completed two trust preferred securities issuances in May and September 2006 that generated net proceeds totaling $48.4 million after issuance costs. As of December 31, 2006, we held $5.4 million of cash and cash equivalents. For a discussion of our liquidity and its effect on our financial condition, see “- Liquidity and Capital Resources,” below.

Back to Index

Investment Portfolio

The table below summarizes the amortized cost and estimated fair value of our investment portfolio as of December 31, 2006 and 2005, classified by interest rate type. The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the estimated fair value of our investment portfolio and the related dollar price, which is computed by dividing the estimated fair value by par amount (in thousands, except percentages):

Back to Index

	Amortized cost	Dollar price	Estimated fair value	Dollar price	Estimated fair value less amortized cost	Dollar price
December 31, 2006
Floating rate
ABS-RMBS	$342,496	99.22%	$336,968	97.62%	$(5,528)	-1.60%
CMBS	401	100.00%	406	101.25%	5	1.25%
CMBS-private placement	30,055	100.00%	30,055	100.00%	−	0.00%
Other ABS	17,539	99.87%	17,669	100.61%	130	0.74%
A notes	42,515	100.04%	42,515	100.04%	−	0.00%
B notes	147,196	100.03%	147,196	100.03%	−	0.00%
Mezzanine loans	105,288	100.07%	105,288	100.07%	−	0.00%
Whole loans	190,768	99.06%	190,768	99.06%	−	0.00%
Bank loans	613,981	100.15%	613,540	100.08%	(441)	-0.07%
Total floating rate	$1,490,239	99.77%	$1,484,405	99.38%	$(5,834)	-0.39%
Fixed rate
ABS-RMBS	$6,000	100.00%	$5,880	98.00%	$(120)	-2.00%
CMBS	27,550	98.77%	27,031	96.91%	(519)	-1.86%
Other ABS	2,987	99.97%	2,988	100.00%	1	0.03%
B notes	56,390	100.22%	56,390	100.22%	−	0.00%
Mezzanine loans	83,901	94.06%	83,901	94.06%	−	0.00%
Bank loans	249	100.00%	249	100.00%	−	0.00%
Equipment leases and notes	88,970	100.00%	88,970	100.00%	−	0.00%
Total fixed rate	$266,047	97.97%	$265,409	97.73%	$(638)	-0.24%
Grand total	$1,756,286	99.49%	$1,749,814	99.12%	$(6,472)	-0.37%
December 31, 2005
Floating rate
ABS-RMBS	$340,460	99.12%	$331,974	96.65%	$(8,486)	-2.47%
CMBS	458	100.00%	459	100.22%	1	0.22%
Other ABS	18,731	99.88%	18,742	99.94%	11	0.06%
B notes	121,671	99.78%	121,671	99.78%	−	0.00%
Mezzanine loans	44,405	99.79%	44,405	99.79%	−	0.00%
Bank loans	398,536	100.23%	399,979	100.59%	1,443	0.36%
Private equity	1,984	99.20%	1,954	97.70%	(30)	-1.50%
Total floating rate	$926,245	99.77%	$919,184	98.97%	$(7,061)	-0.76%
Hybrid rate
Agency ABS-RMBS	$1,014,575	100.06%	$1,001,670	98.79%	$(12,905)	-1.27%
Total hybrid rate	$1,014,575	100.06%	$1,001,670	98.79%	$(12,905)	-1.27%
Fixed rate
ABS-RMBS	$6,000	100.00%	$5,771	96.18%	$(229)	-3.82%
CMBS	27,512	98.63%	26,904	96.45%	(608)	-2.18%
Other ABS	3,314	99.97%	3,203	96.62%	(111)	-3.35%
Mezzanine loans	5,012	100.00%	5,012	100.00%	−	0.00%
Bank loans	249	99.60%	246	98.40%	(3)	-1.20%
Equipment leases and notes	23,317	100.00%	23,317	100.00%	−	0.00%
Total fixed rate	$65,404	99.42%	$64,453	97.97%	$(951)	-1.45%
Grand total	$2,006,224	99.90%	$1,985,307	98.86%	$(20,917)	-1.04%

Back to Index
At December 31, 2006, we held $342.8 million of ABS-RMBS, at fair value, which is based on market prices provided by dealers, net of unrealized gains of $913,000 and unrealized losses of $6.6 million as compared to $337.7 million at December 31, 2005, net of unrealized gains of $370,000 and unrealized losses of $9.1 million. At December 31, 2006 and 2005, our ABS-RMBS portfolio had a weighted average amortized cost of 99.23% and 99.13%, respectively. As of December 31, 2006 and 2005, our ABS-RMBS were valued below par, in the aggregate, because of wide credit spreads during the respective periods.

The following table summarize our ABS-RMBS portfolio classified as available-for-sale as of December 31, 2006 and 2005 which are carried at fair value (in thousands, except percentages):

	December 31, 2006	December 31, 2005
	ABS-RMBS	Agency ABS-RMBS	ABS-RMBS	Total RMBS
ABS-RMBS, gross	$351,194	$1,013,981	$349,484	$1,363,465
Unamortized discount	(2,823)	(777)	(3,188)	(3,965)
Unamortized premium	125	1,371	164	1,535
Amortized cost	348,496	1,014,575	346,460	1,361,035
Gross unrealized gains	913	13	370	383
Gross unrealized losses	(6,561)	(12,918)	(9,085)	(22,003)
Estimated fair value	$342,848	$1,001,670	$337,745	$1,339,415
Percent of total	100.0%	74.8%	25.2%	100.0%

The table below summarizes our ABS-RMBS portfolio as of December 31, 2006 and 2005 (in thousands, except percentages). Dollar price is computed by dividing amortized cost by par amount.

	December 31
	2006			2005
	Amortized cost		Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Aaa	$	−	N/A	$1,014,575	100.06%
A1 through A3		42,163	100.18%	42,172	100.23%
Baa1 through Baa3		279,641	99.88%	281,929	99.85%
Ba1 through Ba3		26,692	91.68%	22,359	89.20%
Total		$348,496	99.23%	$1,361,035	99.82%

S&P ratings category:
AAA	$	−	N/A	$1,014,575	100.06%
AA+ through AA-		−	N/A	2,000	100.00%
A+ through A-		58,749	99.65%	59,699	99.55%
BBB+ through BBB-		266,555	99.14%	262,524	98.99%
BB+ through BB-		2,192	92.68%	1,199	94.78%
No rating provided		21,000	100.00%	21,038	100.00%
Total		$348,496	99.23%	$1,361,035	99.82%

Weighted average rating factor		412		104
Weighted average original FICO (1)		636		633
Weighted average original LTV (1)		80.58%		80.02%

(1)	Weighted average reflects 100.0% and 25.2% at December 31, 2006 and 2005, respectively, of the RMBS in our portfolio that are non-agency.

Back to Index

The constant prepayment rate to balloon, or CPB, on our agency ABS-RMBS at December 31, 2005 was 15%. We did not hold any agency ABS-RMBS at December 31, 2006. CPB attempts to predict the percentage of principal that will repay over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancing typically declines, which we believe may result in lower rates of prepayments and, as a result, a lower portfolio CPB.

Commercial Mortgage-Backed Securities

At December 31, 2006 and 2005, we held $27.4 million of CMBS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $23,000 and $1,000, respectively, and unrealized losses of $536,000 and $608,000, respectively. In the aggregate, we purchased our CMBS portfolio at a discount. As of December 31, 2006 and 2005, the remaining discount (net of premium) to be accreted into income over the remaining lives of the securities was $343,000 and $380,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The table below describes the terms of our CMBS as of December 31, 2006 and 2005 (in thousands, except percentages). Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2006		December 31, 2005
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$27,951	98.79%	$27,970	98.66%
Total	$27,951	98.79%	$27,970	98.66%

S&P ratings category:
BBB+ through BBB-	$12,183	99.10%	$12,225	98.98%
No rating provided	15,768	98.55%	15,745	98.41%
Total	$27,951	98.79%	$27,970	98.66%

Weighted average rating factor (1)	346		346

(1)	WARF is the quantitative equivalent of Moody’s traditional rating categories and used by Moody’s in its credit enhancement calculation for securitization transactions.

Commercial Mortgage-Backed Securities-Private Placement

At December 31, 2006, we held $30.1 million of CMBS-private placement at fair value which is based on market prices provided by dealers. There were no gains or losses at December 31, 2006. The portfolio was purchased at par. These securities are classified as available-for-sale and, as a result, are carried at their fair value. We did not hold any CMBS-private placement at December 31, 2005.

The table below summarizes our CMBS-private placement as of December 31, 2006 (in thousands, except percentages). Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2006
	Amortized Cost	Dollar Price
Moody’s Ratings Category:
Aaa	$30,055	100.00%
Total	$30,055	100.00%

S&P Ratings Category:
AAA	$30,055	100.00%
Total	$30,055	100.00%

Weighted average rating factor	1

Back to Index

Other Asset-Backed Securities

At December 31, 2006 and 2005, we held $20.7 million and $21.9 million, respectively, of other ABS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $130,000 and $24,000, respectively, and unrealized losses of $0 and $124,000, respectively. In the aggregate, we purchased our other ABS portfolio at a discount. As of December 31, 2006 and 2005, the remaining discount to be accreted into income over the remaining lives of securities was $22,000 and $25,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The table below summarizes our other ABS as of December 31, 2006 and 2005 (in thousands, except percentages). Dollar price is computed by dividing amortized cost by par amount.

	December 31,
	2006		2005
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$20,526	99.89%	$20,045	99.89%
Ba1 through Ba3	−	− %	−	− %
Total	$20,526	99.89%	$22,045	99.89%

S&P ratings category:
BBB+ through BBB-	$18,765	99.08%	$19,091	99.87%
No rating provided	1,761	100.0%	2,954	100.00%
Total	$20,526	99.89%	$22,045	99.89%

Weighted average rating factor	396		398

Back to Index
Commercial Real Estate Loans

The following is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates
December 31, 2006:
Whole loans, floating rate	9	$190,768	LIBOR plus 2.50% to LIBOR plus 3.65%	August 2007 to January 2010
A notes, floating rate	2	42,515	LIBOR plus 1.25% to LIBOR plus 1.35%	January 2008 to April 2008
B notes, floating rate	10	147,196	LIBOR plus 1.90% to LIBOR plus 6.25%	April 2007 to October 2008
B notes, fixed rate	3	56,390	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	7	105,288	LIBOR plus 2.20% to LIBOR plus 4.50%	August 2007 to October 2008
Mezzanine loans, fixed rate	8	83,901	5.78% to 11.00%	August 2007 to September 2016
Total	39	$626,058
December 31, 2005:
B notes, floating rate	7	$121,671	LIBOR plus 2.15% to LIBOR plus 6.25%	January 2007 to April 2008
Mezzanine loans, floating rate	4	44,405	LIBOR plus 2.25% to LIBOR plus 4.50%	August 2007 to July 2008
Mezzanine loan, fixed rate	1	5,012	9.50%	May 2010
Total	12	$171,088

Bank Loans

At December 31, 2006, we held a total of $613.8 million of bank loans at fair value, all of which are held by and secure the debt issued by Apidos CDO I and Apidos CDO III. At December 31, 2005, we held a total of $400.2 million of bank loans at fair value, of which $63.0 million were financed and held on our Apidos CDO III warehouse facility. This facility was subsequently terminated in May 2006 upon the closing of Apidos CDO III. The increase in total bank loans was principally due to the Apidos CDO III funding. We own 100% of the equity issued by Apidos CDO I and Apidos CDO III, which we have determined are variable interest entities, or VIEs, and are therefore deemed to be their primary beneficiaries. See “—Variable Interest Entities.” As a result, we consolidated Apidos CDO I and Apidos CDO III as of December 31, 2006 and 2005, even though we did not own any of the equity of Apidos CDO III as of December 31, 2005.

Back to Index

The table below summarizes our bank loan investments as of December 31, 2006 and 2005 (in thousands, except percentages). Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2006		December 31, 2005
	Amortized cost	Dollar price	Amortized cost		Dollar price
Moody’s ratings category:
Baa1 through Baa3	$3,500	100.00%	$	−	−%
Ba1 through Ba3	218,941	100.09%		155,292	100.24%
B1 through B3	385,560	100.15%		243,493	100.23%
Caa1 through Caa3	3,722	100.00%		−	−%
No rating provided	2,507	100.28%		−	−%
Total	$614,230	100.13%		$398,785	100.23%

S&P ratings category:
BBB+ through BBB-	$8,490	100.00%		$15,347	100.20%
BB+ through BB-	241,012	100.13%		131,607	100.22%
B+ through B-	350,262	100.13%		246,335	100.24%
CCC+ through CCC-	10,193	100.05%		5,496	100.37%
No rating provided	4,273	100.16%		−	−%
Total	$614,230	100.13%		$398,785	100.23%

Weighted average rating factor	2,131			2,089

Equipment Leases and Notes

Investments in direct financing leases and notes as of December 31, 2006 and 2005, were as follows (in thousands):

	December 31,
	2006	2005
Direct financing leases	$30,270	$18,141
Notes receivable	58,700	5,176
Total	$88,970	$23,317

Private Equity Investments

In February 2006, we sold our private equity investment for $2.0 million. We may invest in trust preferred securities and private equity investments with an emphasis on securities of small- to middle-market financial institutions, including banks, savings and thrift institutions, insurance companies, holding companies for these institutions and REITS. Trust preferred securities are issued by a special purpose trust that holds a subordinated debenture or other debt obligation issued by a company to the trust.

Interest Receivable

At December 31, 2006, we had interest receivable of $8.8 million, which consisted of $8.7 million of interest on our securities, loans and equipment leases and notes, $8,000 of purchased interest that had been accrued on commercial real estate loans purchased and $73,000 of interest earned on brokerage and sweep accounts. At December 31, 2005, we had interest receivable of $9.3 million, which consisted of $9.1 million of interest on our securities, loans and equipment leases and notes, $172,000 of purchased interest that had been accrued when our securities and loans were purchased and $95,000 of interest earned on escrow and sweep accounts.

Back to Index

Principal Paydown Receivables

At December 31, 2006, we had principal paydown receivables of $503,000, which consisted of principal payments on our bank loans. At December 31, 2005, we had principal paydown receivables of $5.8 million, all of which related to principal payments on our agency ABS-RMBS portfolio that was sold during the year ended December 31, 2006.

Other Assets

Other assets at December 31, 2006 of $3.1 million consisted primarily of $2.9 million of loan origination costs associated with our trust preferred securities issuance, revolving credit facility, commercial real estate loan portfolio and secured term facility and $92,000 of prepaid directors’ and officers’ liability insurance. Other assets at December 31, 2005 of $1.5 million consisted primarily of $1.2 million of prepaid costs, principally professional fees, associated with the preparation and filing with the SEC of a registration statement for our initial public offering and $193,000 of loan origination costs associated with our revolving credit facility, commercial real estate loan portfolio and secured term facility.

Hedging Instruments

Our hedges at December 31, 2006 and 2005, were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest. We also had one interest rate cap. As of December 31, 2005, we had entered into hedges with a notional amount of $987.2 million and maturities ranging from April 2006 to June 2014. At December 31, 2005, the unrealized gain on our interest rate swap agreements and interest rate cap agreement was $2.8 million. In an increasing interest rate environment, we expect that the fair value of our hedges will continue to increase. We intend to continue to seek such hedges for our floating rate debt in the future. Our hedges at December 31, 2006 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$13,200	4.49%	07/27/05	06/06/14	$295
Interest rate swap	1 month LIBOR	29,607	5.32%	03/30/06	09/22/15	(242)
Interest rate swap	1 month LIBOR	17,608	5.31%	03/30/06	11/23/09	(50)
Interest rate swap	1 month LIBOR	9,128	5.41%	05/26/06	08/22/12	(71)
Interest rate swap	1 month LIBOR	4,884	5.43%	05/26/06	04/22/13	(58)
Interest rate swap	1 month LIBOR	4,313	5.72%	06/28/06	06/22/16	(102)
Interest rate swap	1 month LIBOR	2,462	5.52%	07/27/06	07/22/11	(56)
Interest rate swap	1 month LIBOR	3,769	5.54%	07/27/06	09/22/13	(118)
Interest rate swap	1 month LIBOR	53,541	5.53%	08/10/06	05/25/16	(1,456)
Interest rate swap	1 month LIBOR	5,289	5.25%	08/18/06	07/22/16	(81)
Interest rate swap	1 month LIBOR	5,014	5.06%	09/28/06	07/22/16	(19)
Interest rate swap	1 month LIBOR	2,109	4.97%	12/22/06	12/23/13	2
Interest rate swap	3 month LIBOR	18,000	5.27%	02/01/07	06/01/16	(338)
Interest rate swap	1 month LIBOR	6,750	5.16%	02/01/07	09/01/16	(67)
Interest rate swap	1 month LIBOR	22,377	5.05%	02/01/07	07/01/16	(45)
Interest rate swap	1 month LIBOR	13,875	5.86%	02/01/07	02/01/17	(744)
Interest rate swap	1 month LIBOR	12,965	4.63%	03/01/07	07/01/11	152
Interest rate cap	1 month LIBOR	15,000	7.50%	05/06/07	11/07/16	(136)
Total		$239,891	5.43%			$(3,134)

Repurchase Agreements

We have entered into repurchase agreements to finance our commercial real estate loans and CMBS-private placement portfolio. We discuss these repurchase agreements at “-Liquidity and Capital Resources,” below. These agreements are secured by the financed assets and bear interest rates that have historically moved in close relationship to LIBOR. At December 31, 2006, we had established ten borrowing arrangements with various financial institutions and had utilized four of these arrangements, principally our arrangement with Credit Suisse Securities (USA) LLC, the initial purchaser and placement agent for our March 2005 offering and one of the underwriters in our two public offerings. None of the counterparties to these agreements are affiliates of the Manager or us.

We seek to renew the repurchase agreements we use to finance asset acquisitions as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. Through December 31, 2006, we have encountered no difficulties in effecting renewals of our repurchase agreements.

Back to Index

At December 31, 2006, we have complied, to the best of our knowledge, with all of our other financial covenants under our debt agreements.

Collateralized Debt Obligations

As of December 31, 2006, we had executed four CDO transactions. In August 2006, we closed Resource Real Estate Funding CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans. The investments held by Resource Real Estate Funding CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle, of which RCC Real Estate purchased 100% of the class J senior notes (rated BB:Moody’s) and class K senior notes (rated B:Moody’s) for $43.1 million. At December 31, 2006, the notes had a weighted average borrowing rate of 6.17%. In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans. The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle. At December 31, 2006, the notes had a weighted average borrowing rate of 5.81%. In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans. The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle. At December 31, 2006, the notes had a weighted average borrowing rate of 5.83%. In July 2005, we closed Ischus CDO II, a $403.0 million CDO transaction that provided financing for MBS and other ABS. The investments held by Ischus CDO II collateralize $376.0 million of senior notes issued by the CDO vehicle. At December 31, 2006, the notes had a weighted average borrowing rate of 5.83%.

Trust Preferred Securities

In May and September 2006, we formed Resource Capital Trust I and RCC Trust II, respectively, for the sole purpose of issuing and selling trust preferred securities. In accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46-R, or FIN 46-R, Resource Capital Trust I and RCC Trust II are not consolidated into our consolidated financial statements because we are not deemed to be the primary beneficiary of either trust. We own 100% of the common shares of each trust, each of which issued $25.0 million of preferred shares to unaffiliated investors. Our rights as the holder of the common shares of each trust are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, our economic and voting rights are pari passu with the preferred shareholders. We record each of our investments in the trusts’ common shares of $774,000 as an investment in unconsolidated trusts and record dividend income upon declaration by each trust.

In connection with the issuance and sale of the trust preferred securities, we issued $25.8 million principal amount of junior subordinated debentures to each of Resource Capital Trust I and RCC Trust II. The junior subordinated debentures debt issuance costs are deferred in other assets in the consolidated balance sheets. We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations. At December 31, 2006, the junior subordinated debentures had a weighted average borrowing rate of 9.32%.

Term Facility

In March 2006, we entered into a secured term credit facility with Bayerische Hypo-und Vereinsbank AG, New York Branch to finance the purchase of equipment leases and notes. The maximum amount of our borrowing under this facility is $100.0 million. At December 31, 2006, $84.7 million was outstanding under the facility. The facility bears interest at one of two rates, determined by asset class.

•	Pool A—one-month LIBOR plus 1.10%; or

•	Pool B—one-month LIBOR plus 0.80%.

The weighted average interest rate was 6.33% at December 31, 2006.

Back to Index

Credit Facility

In December 2005, we entered into a $15.0 million corporate credit facility with Commerce Bank, N.A. This facility was increased to $25.0 million in April 2006. The unsecured revolving credit facility permits us to borrow up to the lesser of the facility amount and the sum of 80% of the sum of our unsecured assets rated higher than Baa3 or better by Moody’s and BBB- or better by Standard and Poor’s plus our interest receivables plus 65% of our unsecured assets rated lower than Baa3 by Moody’s and BBB- from Standard and Poor’s. Up to 20% of the borrowings under the facility may be in the form of standby letters of credit. At December 31, 2006, no balance was outstanding under this facility. The interest rate varies from, in the case of LIBOR loans, from the adjusted LIBOR rate (as defined in the agreement) plus between 1.50% to 2.50% depending upon our leverage ratio (the ratio of consolidated total liability to consolidated tangible net worth) or, in the case of base rate loans, from Commerce Bank’s base rate plus between 0.50% and 1.50% also depending upon our leverage ratio.

Pricing Level	Total Leverage Ratio	Adjusted LIBOR Rate +	Base Rate +
I	Less than 7.00:1.00	1.50%	0.50%
II	Greater than or equal to 7.00:1.00, but less than 8.00:1.00	1.75%	0.75%
III	Greater than or equal to 8.00:1.00, but less than 9.00:1.00	2.00%	1.00%
IV	Greater than or equal to 9.00:1.00, but less than 10.00:1.00	2.25%	1.25%
V	Greater than or equal to 10.00:1.00	2.50%	1.50%

Stockholders’ Equity

Stockholders’ equity at December 31, 2006 was $317.6 million and included $6.0 million of net unrealized losses on our ABS-RMBS, CMBS and other ABS portfolio and $3.2 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss. Stockholders’ equity at December 31, 2005 was $195.3 million and included $22.4 million of net unrealized losses on securities classified as available-for-sale, offset by $2.8 million of unrealized gains on cash flow hedges, shown as a component of accumulated other comprehensive loss. The increase in stockholders’ equity during the year ended December 31, 2006 was principally due to the completion of our initial public offering of 4,000,000 shares of our common stock (including 1,879,200 shares sold by certain selling stockholders) at a price of $15.00 per share and the follow-on offering of 6,000,000 shares of common stock at a price of $16.50 per share. The offerings generated net proceed after underwriting discounts and commissions of $27.3 million and $93.0 million, respectively.

As a result of our “available-for-sale” accounting treatment, unrealized fluctuations in market values of certain assets do not impact our income determined in accordance with GAAP, or our taxable income, but rather are reflected on our consolidated balance sheets by changing the carrying value of the asset and stockholders’ equity under “Accumulated Other Comprehensive Income (Loss).” By accounting for our assets in this manner, we hope to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

Back to Index

REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code. The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):
	Year Ended December 31, 2006	Period Ended December 31, 2005
Net income	$15,606	$10,908

Adjustments:
Share-based compensation to related parties	368	2,709
Incentive management fee expense to related party paid in shares	371	86
Capital losses from the sale of available-for-sale securities	11,624	−
Accrued and/or prepaid expenses	90	(86)
Removal of nonconsolidating REIT subsidiary	(80)	−
Net book to tax adjustment for the inclusion of our taxable Foreign REIT subsidiaries	121	(876)
Amortization of deferred debt issuance costs on CDO financings	(162)	(71)
Estimated REIT taxable income	$27,938	$12,670

We believe that a presentation of estimated REIT taxable income provides useful information to investors regarding our financial condition and results of operations as this measurement is used to determine the amount of dividends that we are required to declare to our stockholders in order to maintain our status as a REIT for federal income tax purposes. Since we, as a REIT, expect to make distributions based on taxable earnings, we expect that our distributions may at times be more or less than our reported earnings. Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries. Estimated REIT taxable income excludes the undistributed taxable income of our domestic TRS, if any such income exists, which is not included in REIT taxable income until distributed to us. There is no requirement that our domestic TRS distribute its earning to us. Estimated REIT taxable income, however, includes the taxable income of our foreign TRSs because we will generally be required to recognize and report their taxable income on a current basis. We use estimated REIT taxable income for this purpose. Because not all companies use identical calculations, this presentation of estimated REIT taxable income may not be comparable to other similarly-titled measures of other companies.

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock. This requirement can impact our liquidity and capital resources.

Liquidity and Capital Resources

Through December 31, 2006, our principal sources of funds were CDO financings totaling $1.2 billion, the net proceeds of $214.8 million from our March 2005 private placement, net proceeds of $27.3 million from our February 2006 public offering, net proceeds of $93.0 million from our December 2006 follow-on offering, net proceeds from our May 2006 and September 2006 trust preferred securities issuances totaling $48.4 million, repurchase agreements totaling $120.5 million, and an equipment leasing secured term facility totaling $84.7 million. We expect to continue to borrow funds in the form of repurchase agreements to finance our commercial real estate loan portfolio and CMBS, through warehouse agreements to finance bank loans, other ABS, trust preferred securities and private equity investments and through our secured term facility to finance our equipment leases and notes, in each case prior to the execution of CDOs and other term financing vehicles. The remaining capacity under our repurchase agreements at December 31, 2006 was $358.8 million.

Back to Index

Our liquidity needs consist principally of funds to make investments, make distributions to our stockholders and pay our operating expenses, including our management fees. Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to obtain additional debt financing and equity capital. Through December 31, 2006, we have not experienced difficulty in obtaining debt financing. We may increase our capital resources through offerings of equity securities (possibly including common stock and one or more classes of preferred stock), CDOs, trust preferred securities issuances or other forms of term financing. Such financing will depend on market conditions. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments. If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

We held cash and cash equivalents of $5.4 million at December 31, 2006.

In August 2006, our subsidiary, RCC Real Estate SPE 2, LLC, entered into a master repurchase agreement with Column Financial, Inc., a subsidiary of Credit Suisse Securities (USA) LLC, to finance the purchase of commercial real estate loans. At December 31, 2006, we had borrowed $54.5 million with a weighted average current borrowing rate of LIBOR plus 1.07%, which was 6.42%. At December 31, 2006 the repurchase agreement was secured by commercial real estate loans with an estimated fair value of $67.4 million and had a weighted average maturity of 18 days. The net amount of risk was $13.3 million at December 31, 2006. The agreement provides as follows:

•	Column Financial will purchase assets from us and will transfer those assets back to us at a particular date or on demand;

•	the maximum amount of repurchase transactions is $300.0 million;

•	each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term;

•	we guaranteed RCC Real Estate SPE 2, LLC’s obligations under the repurchase agreement to a maximum of $300.0 million;

•	we must cover margin deficits by depositing cash or other assets acceptable to Column Financial in its discretion.

It is an event of default under the agreement if:

•	we fail to repurchase securities, we fail to pay any price differential or we fail to make any other payment after we reach an agreement with respect to a particular transaction;

•	we fail to transfer purchased assets to Column Financial by a particular date;

•	we fail to comply with the margin and margin repayment requirements;

•	RCC Real Estate SPE 2, LLC or any of its affiliates are in default under any form of indebtedness in an amount which exceeds $1.0 million ($5.0 million in the case of our default);

•	we assign the facility without obtaining the written consent of Column Financial;

•	an act of insolvency has occurred;

•	a material adverse change in our operations, business or financial condition has occurred;

•	a material impairment of the ability to avoid an event of default has occurred;

•	we breach any material representation, warranty or covenant set forth in the agreement;

•	a change of control has occurred;

•	a final judgment is rendered against us in an amount greater than $5.0 million ($1.0 million in the case of RCC Real Estate SPE 2, LLC) and remains unpaid for a period of 30 days;

•	any governmental or regulatory authority takes action materially adverse to our business operations;

•	we admit our inability to, or our intention not to, perform under the agreement;

•	the agreement fails to create a first priority security interest in the purchased assets;

•	a “going concern” or similar qualification is stated in our audited annual financial statements; and

Back to Index

•	we fail to qualify as a REIT.

Upon an event of default, Column Financial may accelerate the repurchase date for the transaction and all income paid will belong to it. It may also sell the securities or give us credit for the value of the securities on the date of default, and we would remain liable for any deficit. We will also be liable for all costs, expenses and damages, including the costs of entering into or terminating hedge transactions, of Column Financial, plus interest.

The agreement also provides that we will:

•	maintain tangible net worth greater than or equal to $125.0 million; and

•	maintain a ratio of consolidated indebtedness to consolidated tangible net worth not to exceed 11:1.

Through our subsidiary, RCC Real Estate, Inc., we have also entered into a master repurchase agreement with Bear, Stearns International Limited to finance our commercial real estate loan portfolio. As of December 31, 2006, we had $36.7 million outstanding under this agreement all of which was guaranteed, which was substantially lower than the outstanding balance at December 31, 2005 of $80.8 million, all of which matured in less than 30 days. This decrease resulted from the closing of Resource Real Estate Funding CDO 2006-1 in August 2006, and our use of the proceeds generated thereby to repay the outstanding borrowings. The outstanding balance as of December 31, 2006 represented three loans. The weighted average current borrowing rates were 6.43% and 5.51% at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, borrowings under the repurchase agreement was secured by commercial real estate loans with an estimated fair value of $52.0 million and $116.3 million, respectively, and had weighted average maturities of 17 and 17 days, respectively. The net amount of risk was $15.5 million and $36.0 million at December 31, 2006 and 2005, respectively. The agreement provides as follows:

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

•	we have guaranteed RCC Real Estate’s obligations under the repurchase agreement to a maximum of $150.0 million;

•	if we control the servicing of the purchased assets, we must service the assets for the benefit of Bear, Stearns International Limited.

It is an event of default under the agreement if:

•	Bear, Stearns International Limited is not granted a first priority security interest in the assets;

•	we fail to repurchase securities, we fail to pay any price differential or we fail to make any other payment after we reach an agreement with respect to a particular transaction;

•	any governmental or regulatory authority takes any action materially adverse to our business operations;

•	Bear, Stearns International Limited determines, in good faith,

-	that there has been a material adverse change in our corporate structure, financial condition or creditworthiness;

-	that we will not meet or we have breached any of our obligations; or

-	that a material adverse change in our financial condition may occur due to pending legal actions;

•	we have commenced a proceeding, or had a proceeding commenced against us, under any bankruptcy, insolvency, reorganization or similar laws;

•	we make a general assignment for the benefit of creditors;

Back to Index

•	we admit in writing our inability to pay our debts as they become due;

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

The repurchase agreement also provides that we shall not, without the prior written consent of Bear, Stearns International Limited:

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

RCC Real Estate has received a waiver from Bear Stearns with respect to compliance with the consolidated net income financial covenant.  The waiver was required due to our net loss during the three months ended September 30, 2006, which was caused by the loss realized by us on the sale of the remainder of our portfolio of agency ABS-RMBS.  The waiver was effective through January 31, 2007. As of the end of the waiver period, we were in compliance with the covenant.

Through our subsidiary, RCC Real Estate SPE, LLC, we have also entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, an affiliate of Deutsche Bank Securities, Inc. to finance our commercial real estate loan portfolio. At December 31, 2005, we had $38.6 million of outstanding borrowings, all of which matured in less than 30 days. We had no risk under this guarantee at December 31, 2006 and our maximum risk under this guaranty was $30.0 million at December 31, 2005. The weighted average borrowing rate was 5.68% at December 31, 2005. At December 31, 2005, the repurchase agreement was secured by commercial real estate loans with an estimated fair value of $55.0 million and had a weighted average maturity of 18 days. The net amount of risk was $16.7 million at December 31, 2005. The agreement provides as follows:

•	Deutsche Bank will purchase assets from us and will transfer those assets back to us on a particular date;

•	the maximum aggregate amount of outstanding repurchase transactions is $300.0 million;

Back to Index

•
each repurchase transaction will be entered into by written agreement between the parties including identification of the assets subject to the transaction, sale price, repurchase price, rate, term and margin maintenance requirements; and

•	we must cover margin deficits by depositing cash or additional securities acceptable to Deutsche Bank in its sole discretion.

•
we guaranteed RCC Real Estate SPE, LLC’s obligations under the repurchase agreement to a maximum of $30.0 million, which may be reduced based upon the amount of equity we have in commercial real estate loans held on this facility.

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

•
we have commenced a proceeding, or had a proceeding commenced against us, under the provisions of the Securities Investor Protection Act of 1970, which we consent to or do not timely contest and results in the entry of an order for relief, or is not dismissed within 60 days;

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

If we default, Deutsche Bank may accelerate the repurchase date for each transaction. Unless we have tendered the repurchase price for the assets, Deutsche Bank may sell the assets and apply the proceeds first to cover its actual out-of-pocket costs and expenses; second to cover its actual out-of-pocket costs to cover hedging transactions; third to the repurchase price of the assets; fourth to pay an exit fee and other of our obligations; and fifth, to return to us any excess.

We may terminate a repurchase transaction without cause upon written notice to Deutsche Bank and the repayment of the repurchase price plus fees.

We have entered into master repurchase agreements with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., J.P. Morgan Securities Inc., Countrywide Securities Corporation, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear, Stearns International Limited and UBS Securities LLC. As of December 31, 2006, we had $29.3 million outstanding under our agreement with Credit Suisse Securities (USA) LLC to finance our CMBS-private placement portfolio. Each such agreement is a standard form providing as follows:

•
The parties may from time to time enter into repurchase transactions. The agreement for a repurchase transaction may be oral or in writing. None of the master repurchase agreements specifies a maximum amount for repurchase transactions with us.

Back to Index

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

•	We are entitled to receive all income paid on or with respect to the securities subject to a transaction, provided that the counterparty may apply income received to reduce our repurchase price.

It is an event of default under the agreement if:

-	we fail to transfer or our counterparty fails to purchase securities after we reach an agreement with respect to a particular transaction.

-	either party fails to comply with the margin and margin repayment requirements.

-	the counterparty fails to pay to us or credit us with income from the securities subject to a transaction.

-	either party commences a proceeding or has a proceeding commenced against it, under any bankruptcy, insolvency or similar laws; or

-	either party shall admit its inability to, or intention not to, perform any of its obligations under the master repurchase agreement.

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

The master repurchase agreements may be terminated by either party without cause upon written notice, but will remain in effect as to any transactions then outstanding.

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

In December 2005, we entered into a $15.0 million corporate credit facility with Commerce Bank, N.A. The facility was increased to $25.0 million in April 2006. At December 31, 2006, no borrowings were outstanding under this facility.

Back to Index

In March 2006, Resource Capital Funding, LLC, a special purpose entity whose sole member is Resource TRS, Inc., our wholly-owned subsidiary, entered into a Receivables Loan and Security Agreement as the borrower among LEAF Financial Corporation as the servicer, Black Forest Funding Corporation as the lender, Bayerische Hypo-Und Vereinsbank AG, New York Branch as the agent, U.S. Bank National Association, as the custodian and the agent’s bank, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer. This agreement is a $100.0 million secured term credit facility used to finance the purchase of equipment leases and notes. At December 31, 2006, there was $84.7 million outstanding under the facility.

It is an event of default under the agreement if, among other events:

•	a bankruptcy event occurs involving any of us, Resource TRS, Resource Capital Funding, the originator or the servicer;

•	any representation or warranty was false or incorrect;

•	Resource Capital Funding or the servicer fails to perform any term, covenant or agreement under the agreement or any ancillary agreement in any material respect;

•
Resource Capital Funding, Resource TRS or we fail to pay any principal of or premium or interest on any of the debt under the agreement in an amount in excess of $10.0 million when the same becomes due and payable;

•	Resource Capital Funding or the servicer suffer any material adverse change to its financial condition;

•	the lender fails to have a valid, perfected, first priority security interest in the pledged assets except for certain de minimus exceptions;

•	a change of control of us, Resource TRS, Resource Capital Funding, the servicer or the originator occurs;

•	the facility amount (as calculated under the agreement) exceeds certain financial tests set forth in the agreement; or

•	Resource America’s tangible net worth falls below a formula defined in the agreement.

Upon a default, the program will terminate and Resource Capital Funding must cease purchasing receivables from Resource TRS and the lender may declare all loans made and any yield or fees due thereon to be immediately due and payable.

In October 2006, Resource Capital Funding II, LLC, a special purpose entity whose sole member is Resource TRS, entered into a Receivables Loan and Security Agreement as the borrower among LEAF Financial Corporation as the servicer, Morgan Stanley Bank as the lender, U.S. Bank National Association, as the custodian and the lender’s bank, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer. This agreement provided a $100.0 million secured term borrowing facility for the first 12 months and a $250.0 million secured term credit facility thereafter to finance the purchase of equipment leases and notes. In December 2006, this facility was transferred to Resource America, Inc.

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

We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will immediately use the collateral released by the repayment as collateral for borrowing under a new repurchase agreement. We also anticipate that our borrowings under any warehouse credit facility will be refinanced through the issuance of CDOs. Our leverage ratio may vary as a result of the various funding strategies we use. As of December 31, 2006 and 2005, our leverage ratio was 4.6 times and 9.4 times, respectively. This decrease was primarily due to reducing borrowings using the proceeds received from our initial public offering in February 2006 and follow-on offering in December 2006 and the sale of our agency ABS-RMBS portfolio during 2006.

Back to Index

During the quarter ended December 31, 2006, we declared a dividend of $7.7 million, or $0.43 per common share, which was paid on January 4, 2007 to stockholders of record as of December 15, 2006.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of December 31, 2006. The table below excludes contractual commitments related to our derivatives, which we discuss in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and the management agreement that we have with our Manager, which we discuss in Item 1 − “Business” − and Item 13 − “Certain Relationships and Related Transactions” because those contracts do not have fixed and determinable payments.

	Contractual commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year	1 - 3 years		3 - 5 years		More than 5 years
Repurchase agreements(1)	$120,457	$120,457	$	−	$	−	$	−
CDOs	1,207,175	−		−		−		1,207,175
Secured term facility	84,673	−		−		84,673		−
Junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities	51,548	−		−		−		51,548
Base management fees(2)	4,985	4,985		−		−		−
Total	$1,468,838	$125,442	$	−		$84,673		$1,258,723

(1)	Includes accrued interest of $322,000.

(2)	Calculated only for the next 12 months based on our current equity, as defined in our management agreement.

At December 31, 2006, we had 12 interest rate swap contracts and five forward interest rate swap contracts with a notional value of $224.9 million. These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest. As of December 31, 2006, the average fixed pay rate of our interest rate hedges was 5.33% and our receive rate was one-month LIBOR, or 5.35%. As of December 31, 2006, the average fixed pay rate of our forward interest rate hedges was 5.19% and our receive rate was one-month and three-month LIBOR. Four of our forward interest rate swap contracts became effective in February 2007 and one will become effective in March 2007.

At December 31, 2006, we also had one interest rate cap with a notional value of $15.0 million. This cap reduces our exposure to the variability in future cash flows attributable to changes in LIBOR.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes. Further, as of December 31, 2006, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Back to Index

Recent Developments

On January 8, 2007, we entered into an agreement with a CDO issuer to purchase 10,000 preference shares in the CDO. The agreement provides for guarantees by us on the first $10.0 million of losses on a portfolio of bank loans. This guarantee, secured by a $5.0 million cash deposit, expires upon the closing of the associated CDO which is expected in the second quarter of 2007.

On January 8, 2007, in connection with our December 2006 follow-on offering, our underwriters exercised their over-allotment option with respect to 650,000 shares of 900,000 shares available, generating net proceeds of $10.1 million. These proceeds were used to repay debt under our repurchase agreements.

On March 20, 2007, our board of directors declared a quarterly distribution of $0.39 per share of common stock, $9.7 million in the aggregate, which will be paid on April 16, 2007 to stockholders of record as of March 30, 2007.

On January 13, 2007, the warrants issued as part of a special dividend paid on January 13, 2006 became exercisable. As of March 23, 2007, 324,878 warrants had been exercised which resulted in our receipt of net proceeds of $4.9 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared by management in accordance with GAAP. Note 3 to our financial statements, “Summary of Significant Accounting Policies,” includes a detailed description of our significant accounting policies. Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and our financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain. The critical policies summarized below relate to classifications of investment securities, revenue recognition, accounting for derivative financial instruments and hedging activities, and stock-based compensation. We have reviewed these accounting policies with our board of directors and believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at the time. We rely on the Manager’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates.

Classifications of Investment Securities

Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, requires us to classify our investment portfolio as either trading investments, available-for-sale investments or held-to-maturity investments. Although we generally plan to hold most of our investments to maturity, we may, from time to time, sell any of our investments due to changes in market conditions or in accordance with our investment strategy. Accordingly, SFAS 115 requires us to classify all of our investment securities as available-for-sale. We report all investments classified as available-for-sale at fair value, based on market prices provided by dealers, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. As of December 31, 2006, we had aggregate unrealized losses on our available-for-sale securities of $7.1 million, which if not recovered, may result in the recognition of future losses.

Back to Index

We evaluate our available-for-sale investments for other-than-temporary impairment charges on available-for-sale securities under SFAS 115 in accordance with Emerging Issues Task Force, or EITF, 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” SFAS 115 and EITF 03-1 requires an investor to determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), evaluate whether the impairment is other than temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. EITF 03-1 also includes disclosure requirements for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized.

We record investment securities transactions on the trade date. We record purchases of newly issued securities when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. We determine realized gains and losses on investment securities on the specific identification method.

Repurchase Agreements

As a financing source, we utilize repurchase agreements to finance our commercial real estate loans and CMBS-private placement portfolios. Furthermore, we intend to use repurchase agreements as a short-term financing source for our commercial real estate loan portfolio prior to the execution of a CDO. Although structured as a sale and purchase obligation, a repurchase agreement operates as a financing arrangement under which we pledge our securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while we retain beneficial ownership of the pledged collateral. We carry these repurchase agreements at their contractual amounts, as specified in the respective agreements. We recognize interest expense on all borrowings on an accrual basis.

We have from time to time purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty. We currently record the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets. Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on our consolidated income statements. However, under an interpretation of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” such transactions may not qualify as a purchase by us. We believe, and it is industry practice, that we are accounting for these transactions in an appropriate manner. However, the result of this technical interpretation would prevent us from presenting the debt investments and repurchase agreements and the related interest income and interest expense on a gross basis on our financial statements. Instead, we would present the net investment in these transactions with the counterparty and a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. As of December 31, 2006, we had one transaction where debt instruments were financed with the same counterparty.

Interest Income Recognition

We accrue interest income on our MBS, commercial real estate loans, other ABS, bank loans, equipment leases and notes and private equity investments using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets. We amortize or accrete into interest income premiums and discounts over the lives of the investments also using the effective yield method (or a method that approximates effective yield), adjusted for the effects of estimated prepayments based on SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” For investments purchased at par, the effective yield is the contractual interest rate on the investment. If the investment is purchased at a discount or at a premium, the effective yield is computed based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium. The effective yield method requires that we make estimates of future prepayment rates for our investments that can be contractually prepaid before their contractual maturity date so that the purchase discount can be accreted, or the

Back to Index

 purchase premium can be amortized, over the estimated remaining life of the investment. The prepayment estimates that we use directly impact the estimated remaining lives or our investments. We review and adjust our prepayment estimates as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an adjustment is necessary. If our estimate of prepayments is incorrect, we may have to adjust the amortization or accretion of premiums and discounts, which would have an impact on future income.

We use both our experience and judgment and third-party prepayment projections when developing our estimates of future prepayment rates. Prepayment rates for residential mortgage loans and their related ABS-RMBS are very difficult to predict accurately because the underlying borrowers have the option to prepay their mortgages at any time before the contractual maturity date of their mortgages, generally without incurring any prepayment penalties. Prepayment models attempt to predict borrower behavior under different interest rate scenarios and the related projected prepayment rates. The experience of the Manager’s managers indicates that prepayment models are less accurate during periods when there are material interest rate changes and material changes in the shape of the interest rate yield curves.

If we experience material differences between our projected prepayment rates and the actual prepayment rates that we realize, the remaining estimated lives of our investments may change and result in greater earnings volatility and/or lower net income than originally estimated. We may mitigate this risk by minimizing the amount of purchase premium and purchase discount on our investment portfolio and by purchasing investments where the underlying borrowers have no or fewer prepayment options. As of December 31, 2006, the aggregate amount of unamortized purchase premium on our ABS-RMBS portfolio totaled approximately $125,000 and the aggregate amount of unamortized purchase discount totaled approximately $2.8 million. Net purchase discount and purchase premium accretion totaled approximately $726,000 for the year ended December 31, 2006.

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

As of December 31, 2006, we had engaged in 12 interest rate swaps, five forward interest swaps and one interest rate cap with a notional value of $239.9 million and a fair value of ($3.1) million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts. The contracts we have entered into have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. A hedge instrument is highly effective if changes in the fair value of the derivative provide an offset to at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The futures and interest rate swap contracts are carried on the consolidated balance sheets at fair value. Any ineffectiveness which arises during the hedging relationship must be recognized in interest expense during the period in which it arises. Before the end of the specified hedge time period, the effective portion of all contract gain and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses on futures contracts are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Realized gains and losses on the interest rate hedges are reclassified into earnings as an adjustment to interest expense during the period after the swap repricing date through the remaining maturity of the swap. For taxable income purposes, realized gains and losses on futures and interest rate cap and swap contracts are reclassified into earnings over the term of the hedged transactions as designated for tax.

Back to Index
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

Income Taxes

We expect to operate in a manner that will allow us to qualify and be taxed as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided, that at least 90% of REIT taxable income is distributed and certain other requirements are met. If we fail to meet these requirements and do not qualify for certain statutory relief provisions, we would be subject to federal income tax. We have a wholly-owned domestic subsidiary, Resource TRS, that we and Resource TRS have elected to be treated as a taxable REIT subsidiary. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in Resource TRS, because it is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code. During the year ended December 31, 2006, we recorded a $67,000 provision for income taxes related to earnings for Resource TRS. This provision is included in general and administrative expense on our Consolidated Statement of Operations. During the period ended December 31, 2005, no such provision was recorded.

Apidos CDO I and Apidos CDO III, our foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account. Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision from income taxes is required; however because they are “controlled foreign corporations,” we will generally be required to include their current taxable income in our calculation of REIT taxable income.

Loans

Our investments in corporate leveraged loans and commercial real estate loans are held for investment and, therefore, we record them on our consolidated balance sheets initially at their purchase price less any origination fees applied at closing and subsequently account for them based on their outstanding principal plus or minus unamortized premiums or discounts. In certain instances when the credit fundamentals underlying a particular loan have changed in such a manner that our expected return on investment may decrease, we may sell a loan held for investment. Once the determination has been made that we will no longer hold the loan for investment, we will identify the loan as a “loan held for sale” and will account for it at the lower of amortized cost or market value.

Direct Financing Leases and Notes

We invest in small- and middle-ticket equipment leases and notes. Investments in leases are recorded in accordance with SFAS No. 13, “Accounting for Leases,” as amended and interpreted. Direct financing leases and notes transfer substantially all benefits and risks of equipment ownership to the customer. Our investment in direct financing leases consists of the sum of the total future minimum lease payments receivable, less unearned finance income. Unearned finance income, which we recognize over the term of the lease and financing by utilizing the effective interest method, represents the excess of the total future minimum lease payments and contract payments over the cost of the related equipment. Our investment in notes receivable consists of the sum of the total future minimum loan payments receivable less unearned finance income.

Back to Index

Loan Interest Income Recognition

Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted into income using the effective yield method. When we purchase a loan or pool of loans at a discount, we consider the provisions of the American Institute of Certified Public Accountants Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” to evaluate whether all or a portion of the discount represents accretable yield. If a loan with a premium or discount is prepaid, we immediately recognize the unamortized portion as a decrease or increase to interest income.

Stock Based Compensation

Pursuant to our 2005 stock incentive plan, we granted 345,000 shares of restricted stock and options to purchase 651,666 shares of common stock to the Manager. Holders of the restricted shares have all of the rights of a stockholder, including the right to vote and receive dividends. We account for the restricted stock and stock options granted in accordance with the consensus in Issue 1 of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and SFAS No. 123, “Accounting for Stock-Based Compensation.” During 2006, we continued to apply the provisions of EITF 96-18, but effective January 1, 2006, we also adopted the provisions of SFAS No. 123(R) “Share-Based Payment.” Under SFAS No. 123(R), our compensation expense for options is accounted for using a fair-value-based method with the (non-cash) compensation expense being recorded in the financial statements over the vesting period. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, therefore, have not restated financial results for prior periods. The adoption of SFAS No. 123(R) did not have any significant impact on prior periods. In accordance with EITF 96-18, we recorded the stock and options in stockholders’ equity at fair value through an increase to additional paid-in-capital and an off-setting entry to deferred equity compensation (a contra-equity account). We are amortizing the deferred compensation over a three year graded vesting period with the amortization expense reflected as equity compensation expense. The unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed. We reflect change in fair value in stockholders’ equity in the equity compensation expense recognized in that quarter and in future quarters until the stock and options are fully vested.

We also issued 4,000 and 4,224 shares of stock to our directors on March 8, 2005 and March 8, 2006, respectively. The stock awards vest in full one year after the date of the grant. We account for this issuance using the fair value based methodology prescribed by SFAS No. 123(R). Pursuant to SFAS No. 123(R), we measured the fair value of the award on the grant date and recorded this value in stockholders’ equity through an increase to additional paid-in capital and an offsetting entry to deferred equity compensation. This amount is not remeasured under the fair value-based method. The deferred compensation is amortized and included in equity compensation expense.

Incentive Compensation

Our management agreement with the Manager also provides for incentive compensation if our financial performance exceeds certain benchmarks. Under the management agreement, the incentive compensation will be paid up to 75% in cash and at least 25% in stock. The cash portion of the incentive fee is accrued and expensed during the period for which it is calculated and earned. In accordance with SFAS No. 123(R) and EITF 96-18, the restricted stock portion of the incentive fee is also accrued and expensed during the period for which it is calculated and earned. Shares granted in connection with the incentive fee will vest immediately. For the year ended December 31, 2006, the Manager received incentive management compensation of $1.1 million which was comprised of $840,000 in cash and $280,000 in stock.

Back to Index
Variable Interest Entities

In December 2003, the Financial Accounting Standards Board, or FASB, issued FIN 46-R. FIN 46-R addresses the application of Accounting Research Bulletin No. 51, ‘‘Consolidated Financial Statements,’’ to a variable interest entity, or VIE, and requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity which we refer to as variable interests. We consider all counterparties to a transaction to determine whether a counterparty is a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity. We perform analyses to determine whether we are the primary beneficiary. As of December 31, 2006, we determined that Resource Real Estate Funding CDO 2006-1, Ischus CDO II, Apidos CDO I and Apidos CDO III were VIEs and that we were the primary beneficiary of the VIEs. We own 100% of the equity interests of our four CDOs and, accordingly, we consolidated these entities.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities − Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. We are required to adopt SFAS 159 in the first quarter of 2008 and are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” or SFAS 157. SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and expands the disclosure of fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently determining the effect, if any, the adoption of SFAS 157 will have on our financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted for fiscal years ending after November 30, 2006 and did not have a material effect on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us beginning in the first quarter of fiscal 2007. Although we will continue to evaluate the application of FIN 48, we do not expect that adoption will have a material effect on our financial statements.

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

Back to Index
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006 and 2005, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of the mortgage loan. Prepayment rates for existing ABS-RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. Prepayments of ABS-RMBS could harm our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate agency ABS-RMBS may bear initial “teaser” interest rates that are lower than their “fully-indexed” rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate mortgage-backed security. Although we currently do not own any adjustable-rate agency ABS-RMBS with “teaser” rates, we may obtain some in the future which would expose us to this prepayment risk. Additionally, we currently own ABS-RMBS that were purchased at a premium. The prepayment of such ABS-RMBS at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new ABS-RMBS to replace the prepaid ABS-RMBS, our financial condition, cash flow and results of operations could be negatively impacted.

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

Back to Index

The following sensitivity analysis tables show, at December 31, 2006 and 2005, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	December 31, 2006
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
ABS-RMBS, CMBS and other ABS(1)
Fair value		$37,962		$35,900		$34,036
Change in fair value		$2,062	$	−		$(1,864)
Change as a percent of fair value		5.74%		−		5.19%

Repurchase and warehouse agreements (2)
Fair value		$205,130		$205,130		$205,130
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(14,493)		$(2,904)		$7,144
Change in fair value		$(11,589)	$	−		$10,048
Change as a percent of fair value		n/m		−		n/m

	December 31, 2005
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
Hybrid adjustable-rate agency ABS-RMBS, ABS-RMBS, CMBS and other ABS(1)
Fair value		$1,067,628		$1,038,878		$1,011,384
Change in fair value		$28,750	$	−		$(27,494)
Change as a percent of fair value		2.77%		−		2.65%

Repurchase and warehouse agreements (2)
Fair value		$1,131,238		$1,131,238		$1,131,238
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(4,651)		$3,006		$4,748
Change in fair value		$(7,657)	$	−		$1,742
Change as a percent of fair value		n/m		−		n/m

(1)	Includes the fair value of other available-for-sale investments that are sensitive to interest rate changes.

(2)	The fair value of the repurchase agreements and warehouse agreements would not change materially due to the short-term nature of these instruments.

For purposes of the tables, we have excluded our investments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short-term in nature, we are not subject to material exposure to movements in fair value as a result of changes in interest rates.

Back to Index

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

Risk Management

To the extent consistent with maintaining our status as a REIT, we seek to manage our interest rate risk exposure to protect our portfolio of ABS-RMBS and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our mortgage-backed securities and our borrowings;

•	attempting to structure our borrowing agreements for our ABS-RMBS to have a range of different maturities, terms, amortizations and interest rate adjustment periods; and

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales, to adjust the interest rate sensitivity of our ABS-RMBS and our borrowing.

Back to Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Resource Capital Corp.

We have audited the accompanying consolidated balance sheets of Resource Capital Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2006 and the period from March 8, 2005 (Date Operations Commenced) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations, and their cash flows for the year ended December 31, 2006 and the period from March 8, 2005 (Date Operations Commenced) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

New York, New York
March 23, 2007

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$5,354	$17,729
Restricted cash	30,721	23,592
Due from broker	2,010	525
Available-for-sale securities, pledged as collateral, at fair value	420,997	1,362,392
Available-for-sale securities, at fair value	−	28,285
Loans, net of allowances of $0	1,240,288	569,873
Direct financing leases and notes, net of unearned income	88,970	23,317
Investments in unconsolidated trusts	1,548	−
Derivatives, at fair value	−	3,006
Interest receivable	8,839	9,337
Accounts receivable	486	183
Principal paydown receivables	503	5,805
Other assets	3,113	1,503
Total assets	$1,802,829	$2,045,547
LIABILITIES
Repurchase agreements, including accrued interest of $322 and $2,104	$120,457	$1,068,277
Collateralized debt obligations (“CDOs”) (net of debt issuance costs of $18,310 and $10,093)	1,207,175	687,407
Warehouse agreement	−	62,961
Secured term facility	84,673	−
Unsecured revolving credit facility	−	15,000
Distribution payable	7,663	5,646
Accrued interest expense	6,523	9,514
Unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities	51,548	−
Management and incentive fee payable − related party	1,398	896
Derivatives, at fair value	2,904	−
Security deposits	725	−
Accounts payable and other liabilities	2,212	513
Total liabilities	1,485,278	1,850,214
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001: 500,000,000 shares authorized; 23,821,434 and 15,682,334 shares issued and outstanding (including 234,224 and 349,000 unvested restricted shares)	24	16
Additional paid-in capital	341,400	220,161
Deferred equity compensation	(1,072)	(2,684)
Accumulated other comprehensive loss	(9,279)	(19,581)
Distributions in excess of earnings	(13,522)	(2,579)
Total stockholders’ equity	317,551	195,333
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,802,829	$2,045,547

See accompanying notes to consolidated financial statements

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	December 31, 2006	Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005
REVENUES
Net interest income:
Interest income from securities available-for-sale	$56,048	$44,247
Interest income from loans	70,262	14,662
Interest income - other	10,438	2,478
Total interest income	136,748	61,387
Interest expense	101,851	43,062
Net interest income	34,897	18,325

OTHER (LOSS) REVENUE
Net realized (losses) gains on investments	(8,627)	311
Other income	480	−
Total other (loss) revenue	(8,147)	311

EXPENSES
Management fees - related party	4,838	3,012
Equity compensation - related party	2,432	2,709
Professional services	1,881	580
Insurance	498	395
General and administrative	1,495	1,032
Total expenses	11,144	7,728

NET INCOME	$15,606	$10,908

NET INCOME PER SHARE - BASIC	$0.89	$0.71

NET INCOME PER SHARE - DILUTED	$0.87	$0.71

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	17,538,273	15,333,334

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	17,881,355	15,405,714

DIVIDENDS DECLARED PER SHARE	$1.49	$0.86

See accompanying notes to consolidated financial statements

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year Ended December 31, 2006 and
Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Equity Compensation		Accumulated Other Comprehensive Income (Loss)		Retained Earnings		Distributions in Excess of Earnings		Total Stockholders’ Equity	Comprehensive Loss
Common shares issued	15,333,334	$15	$215,310	$	−	$	−		−	$	−	$215,325	$	−
Offering costs	−	−	(541)		−		−		−		−	(541)		−
Stock based compensation	349,000	1	5,392		(5,393)		−		−		−	−		−
Amortization of stock based compensation	−	−	−		2,709		−		−		−	2,709		−
Net income	−	−	−		−		−		10,908		−	10,908		10,908
Available-for-sale securities, fair value adjustment	−	−	−		−		(22,357)		−		−	(22,357)		(22,357)
Designated derivatives, fair value adjustment	−	−	−		−		2,776		−		−	2,776		2,776
Distributions - Common Stock	−	−	−		−		−		(10,908)		(2,579)	(13,487)
Comprehensive loss	−	−	−		−		−		−		−	−		$(8,673)
Balance, December 31, 2005	15,682,334	16	220,161		(2,684)		(19,581)		−		(2,579)	195,333
Net proceeds from common stock offerings	8,120,800	8	123,213		−		−		−		−	123,221		−
Offering costs	−	−	(2,988)		−		−		−		−	(2,988)		−
Stock based compensation	18,300	−	254		(60)		−		−		−	194		−
Stock based compensation, fair value adjustment	−	−	760		(760)		−		−		−	−		−
Amortization of stock based compensation	−	−	−		2,432		−		−		−	2,432		−
Net income	−	−	−		−		−		15,606		−	15,606		15,606
Available-for-sale securities, fair value adjustment	−	−	−		−		16,325		−		−	16,325		16,325
Designated derivatives, fair value adjustment	−	−	−		−		(6,023)		−		−	(6,023)		(6,023)
Distributions on common stock	−	−	−		−		−		(15,606)		(10,943)	(26,549)		−
Comprehensive income	−	−	−		−		−		−		−	−		$25,908
Balance, December 31, 2006	23,821,434	$24	$341,400		$(1,072)		$(9,279)	$	−		$(13,522)	$317,551

See accompanying notes to consolidated financial statements

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	December 31, 2006	Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,606	$10,908
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	399	5
Amortization of premium (discount) on investments and notes	(705)	(362)
Amortization of debt issuance costs	1,608	461
Amortization of stock-based compensation	2,432	2,709
Non-cash incentive compensation to the manager	280	86
Net realized gain on derivative instruments	(3,449)	−
Net realized losses (gains) on investments	11,201	(311)
Changes in operating assets and liabilities:
Increase in restricted cash	(14,409)	(11,763)
Decrease (increase) in interest receivable, net of purchased interest	332	(9,339)
Increase in accounts receivable	(303)	−
Increase in due from broker	(1,485)	(525)
Decrease (increase) in principal paydowns receivable	5,301	(5,805)
Increase in management and incentive fee payable	417	810
Increase in security deposits	725	−
Increase in accounts payable and accrued liabilities	1,698	501
(Decrease) increase in accrued interest expense	(4,774)	11,595
Increase in other assets	(2,002)	(1,365)
Net cash provided by (used in) operating activities	12,872	(2,395)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	7,279	(11,829)
Purchase of securities available-for-sale	(40,147)	(1,557,752)
Principal payments received on securities available-for-sale	129,900	136,688
Proceeds from sale of securities available-for-sale	884,772	8,483
Purchase of loans	(1,004,107)	(696,320)
Principal payments received on loans	205,546	35,130
Proceeds from sale of loans	128,498	91,023
Purchase of direct financing leases and notes	(106,742)	(25,097)
Proceeds from and payments received on direct financing leases and notes	41,895	1,780
Purchase of property and equipment	(6)	(5)
Net cash used in investing activities	246,888	(2,017,899)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $2,988 and $541)	120,232	214,784
Proceeds from borrowings:
Repurchase agreements	7,170,093	8,446,739
Warehouse agreements	159,616	600,633
Collateralized debt obligations	527,980	697,500
Unsecured revolving credit facility	25,500	15,000
Secured term facility	112,887	−
Payments on borrowings:
Repurchase agreements	(8,116,131)	(7,380,566)
Warehouse agreements	(222,577)	(537,672)
Unsecured revolving credit facility	(40,500)	−
Secured term facility	(28,214)	−
Issuance of Trust Preferred Securities	50,000	−
Settlement of derivative instruments	3,335	−
Payment of debt issuance costs	(9,825)	(10,554)
Distributions paid on common stock	(24,531)	(7,841)
Net cash (used in) provided by financing activities	(272,135)	2,038,023
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,375)	17,729
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,729	−
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,354	$17,729

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)

	December 31, 2006	Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid	$7,663	$5,646
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$137,748	$46,268

See accompanying notes to consolidated financial statements

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource Capital Corp. (the ‘‘Company’’) was incorporated in Maryland on January 31, 2005 and commenced its operations on March 8, 2005 upon receipt of the net proceeds from a private placement of shares of its common stock. The Company’s principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets. The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (‘‘Management Agreement’’). The Manager is a wholly owned indirect subsidiary of Resource America, Inc. (“RAI”) (Nasdaq: REXI).

The Company has three direct wholly-owned subsidiaries: RCC Real Estate, Inc. (“RCC Real Estate”), RCC Commercial, Inc. (“RCC Commercial”) and Resource TRS, Inc. (“Resource TRS”). RCC Real Estate holds real estate investments, including commercial real estate loans. RCC Commercial holds bank loan investments and real estate investments, including commercial and residential real estate-related securities. Resource TRS holds all the Company’s equipment leases and notes. RCC Real Estate owns 100% of the equity interest in Resource Real Estate Funding CDO 2006-1 (“RREF 2006-1”), a Cayman Islands limited liability company and qualified REIT subsidiary (“QRS”). RREF 2006-1 was established to complete a collateralized debt obligation (“CDO”) issuance secured by a portfolio of commercial real estate loans. RCC Commercial owns 100% of the equity interest in Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”). Apidos CDO I was established to complete a CDO secured by a portfolio of syndicated bank loans. RCC Commercial owns 100% of the equity interest in Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and TRS. Apidos CDO III was established to complete a CDO secured by a portfolio of bank loans. RCC Commercial owns 100% of the equity interest in Ischus CDO II, Ltd. (“Ischus CDO II”), a Cayman Islands limited liability company and QRS. Ischus CDO II was established to complete a CDO issuance secured by a portfolio of mortgage-backed and other asset-backed securities.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and entities which are variable interest entities (“VIE’s”) in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities” (“FIN 46-R”). In general, FIN 46-R requires an entity to consolidate a VIE when the entity holds a variable interest in the VIE and is deemed to be the primary beneficiary of the VIE. An entity is the primary beneficiary if it absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both.

RREF 2006-1, Ischus CDO II, Apidos CDO I and Apidos CDO III are VIEs and are not considered to be qualifying special-purpose entities as defined by Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”). The Company owns 100% of the equity (“preference shares”) issued by RREF 2006-1, Ischus CDO II, Apidos CDO I and Apidos CDO III. As a result, the Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in the consolidated financial statements. See Note 3 for a further discussion of our VIEs.

All significant intercompany balances and transactions have been eliminated in consolidation.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

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

Securities Available for Sale

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’ (‘‘SFAS 115’’), requires the Company to classify its investment portfolio as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally plans to hold most of its investments to maturity, it may, from time to time, sell any of its investments due to changes in market conditions or in accordance with its investment strategy. Accordingly, SFAS 115 requires the Company to classify all of its investment securities as available-for sale. All investments classified as available-for-sale are reported at fair value, based on market prices provided by dealers, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

The Company evaluates its available-for-sale investments for other-than-temporary impairment charges under SFAS 115, in accordance with Emerging Issues Task Force (‘‘EITF’’) 03-1, ‘‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.’’ SFAS 115 and EITF 03-1 requires an investor to determine when an investment is considered impaired (i.e., a decline in fair value below its amortized cost), evaluate whether that impairment is other than temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. SFAS 115 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

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

Loans

The Company purchases whole loans through direct origination and participations in commercial real estate loans and corporate leveraged loans in the secondary market and through syndications of newly originated loans. Loans are held for investment; therefore, the Company initially records them at their purchase prices, and subsequently accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts. In certain instances, where the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease, the Company may sell a loan held for investment due to adverse changes in credit fundamentals. Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company will identify these loans as “Loans held for sale” and will account for these loans at the lower of amortized cost or market value.

Loan Interest Income Recognition

Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted into income using the effective yield method. When the Company purchases a loan or pool of loans at a discount, it considers the provisions of AICPA Statement of Position (‘‘SOP’’) 03-3 ‘‘Accounting for Certain Loans or Debt Securities Acquired in a Transfer’’ to evaluate whether all or a portion of the discount represents accretable yield. If a loan with a premium or discount is prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase to interest income. In addition, the Company defers loan origination fees and loan origination costs and recognizes them over the life of the related loan against interest using the effective yield method.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Allowance and Provision for Loan Losses

At December 31, 2006, all of the Company’s loans are current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans that exhibit characteristics indicating that impairment has occurred. Accordingly, as of December 31, 2006, the Company had not recorded an allowance for loan losses.

Variable Interest Entities

During July 2005, the Company entered into warehouse and master participation agreements with an affiliate of Citigroup Global Markets Inc. (“Citigroup”) providing that Citigroup will fund the purchase of loans by Apidos CDO III. On May 9, 2006, the Company terminated its Apidos CDO III warehouse agreement with Citigroup upon the closing of the CDO. The warehouse funding liability was replaced with the issuance of long-term debt by Apidos CDO III. The Company owns 100% of the equity issued by Apidos CDO III and is deemed to be the primary beneficiary. As a result, the Company consolidated Apidos CDO III at December 31, 2006.

Borrowings

The Company finances the acquisition of its investments, including securities available-for-sale and loans, primarily through the use of secured borrowings in the form of CDOs, repurchase agreements, unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities, warehouse agreements and an unsecured revolving credit facility. The Company may use other forms of secured borrowing in the future. The Company recognizes interest expense on all borrowings on an accrual basis.

Accounting for Certain Mortgage-Backed Securities (“MBS”) and Related Repurchase Agreements

In certain circumstances, the Company has purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty. The Company currently records the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets. Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated statements of operations. However, under a certain technical interpretation of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets,” such transactions may not qualify as a purchase. Instead, the Company would present the net investment in these transactions with the counterparty as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. Management of the Company believes, and it is industry practice, that it is accounting for these transactions in an appropriate manner.  As of December 31, 2006, the Company had one transaction where debt instruments were financed with the same counterparty.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Comprehensive Income

Comprehensive income for the Company includes net income and the change in net unrealized gains/ (losses) on available-for-sale securities and derivative instruments used to hedge exposure to interest rate fluctuations and protect against declines in the market-value of assets resulting from general trends in debt markets.

Income Taxes

The Company expects to operate in a manner that will allow it to qualify and be taxed as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code of 1986 (the “Code”) with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (‘‘Taxable Income’’) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and certain other requirements are met. If the Company fails to meet these requirements and does not qualify for certain statutory relief provisions, it would be subject to federal income tax. The Company has a wholly-owned domestic subsidiary, Resource TRS, that the Company and Resource TRS have elected to be treated as a taxable REIT subsidiary (“TRS”). For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in Resource TRS, a domestic TRS, because it is taxed as a regular subchapter C corporation under the provisions of the Code. As of December 31, 2006, Resource TRS recognized a $67,000 provision for income taxes. Apidos CDO I and Apidos CDO III, the Company’s foreign TRSs are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account. Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes are required; however because they are “controlled foreign corporations,” the Company will generally be required to include their current taxable income in its calculation of REIT taxable income.

Stock Based Compensation

Pursuant to its 2005 Stock Incentive Plan (see Note 15), the Company granted 345,000 shares of restricted stock and options to purchase 651,666 shares of common stock to its Manager. A holder of the restricted shares has all of the rights of a stockholder of the Company, including the right to vote such shares and receive dividends. The Company accounts for the restricted stock and stock options in accordance with EITF 96-18, ‘‘Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,’’ (‘‘EITF 96-18’’) and SFAS No. 123(R), ‘‘Accounting for Stock-Based Compensation,’’ (‘‘SFAS No. 123(R)’’). In accordance with EITF 96-18, the stock and options are recorded in stockholders’ equity at fair value through an increase to additional paid-in-capital and an off-setting entry to deferred equity compensation (a contra-equity account). The deferred compensation is amortized over a three year graded vesting period with the amortization expense reflected as equity compensation expense. The unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed. Any change in fair value is reflected in the equity compensation expense recognized in that quarter and in future quarters until the stock and options are fully vested.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

The Company also issued 4,000 and 4,224 shares of restricted stock to its directors on March 8, 2005 and March 8, 2006. The stock awards vest in full one year after the date of the grant. The Company accounts for this issuance using the fair value based methodology prescribed by SFAS No. 123(R). Pursuant to SFAS No. 123(R), the fair value of the award is measured on the grant date and recorded in stockholders’ equity through an increase to additional paid-in capital and an offsetting entry to deferred equity compensation (a contra-equity account). This amount is not remeasured under the fair value based method. The deferred compensation is amortized and included in equity compensation expense.

Incentive Compensation

The Management Agreement provides for incentive compensation if the Company’s financial performance exceeds certain benchmarks. See Note 10 for further discussion on the specific terms of the computation and payment of the incentive fee.

The incentive fee will be paid up to 75% in cash and at least 25% in restricted stock. The cash portion of the incentive fee is accrued and expensed during the period for which it is calculated and earned. In accordance with SFAS No. 123(R) and EITF 96-18, the restricted stock portion of the incentive fee is also accrued and expensed during the period for which it is calculated and earned. Shares granted in connection with the incentive fee will vest immediately. For the period from January 1, 2006 to December 31, 2006, the manager earned an incentive management fee of $1.1 million of which $840,000 was paid in cash and $280, 000 was paid in stock. For the period from March 8, 2005 to December 31, 2005, the Manager earned an incentive management fee of $344,000 of which $258,000 was paid in cash and $86,000 was paid in stock.

Net Income Per Share

In accordance with the provisions of SFAS No. 128, ‘‘Earnings per Share,’’ the Company calculates basic income per share by dividing net income for the period by weighted-average shares of its common stock, including vested restricted stock, outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (see Note 9).

Derivative Instruments

The Company’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks. The Company has designated these transactions as cash flow hedges. The contracts or hedge instruments are evaluated at inception and at subsequent balance sheet dates to determine if they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 133 requires that we recognize all derivatives on the balance sheet at fair value. The Company records changes in the estimated fair value of the derivative in other comprehensive income to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities − Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of 2008 and is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and expands the disclosure of fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company beginning in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of FIN 48, the Company does not expect that adoption will have a material effect on the Company’s financial statements.

NOTE 4 - RESTRICTED CASH

Restricted cash consists of $25.1 million of principal and interest payments collected on investments held in four CDO trusts, a $2.5 million credit facility reserve used to fund future investments that will be acquired by Apidos CDO I and Apidos CDO III and a $629,000 expense reserve used to cover CDOs’ operating expenses. The remaining $2.4 million consists of an interest reserve and security deposits held in connection with the Company’s equipment lease and note portfolio.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 5 - SECURITIES AVAILABLE-FOR-SALE

On September 27, 2006, the Company entered into an agreement to sell its remaining agency residential mortgage-backed securities (“RMBS”) for gross proceeds totaling $753.2 million, realizing a loss of $10.9 million. On October 2, 2006, $716.5 million of the proceeds from the sale were received and were used to repay related debt. The balance of the proceeds was subsequently received in October and November 2006 and was used to pay down debt on repurchase agreements used to fund our commercial real estate loan portfolio.

The following tables summarize the Company's mortgage-backed securities, other asset-backed securities and private equity investments, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

December 31, 2006:	Amortized Cost	UnrealizedGains	Unrealized Losses	Estimated Fair Value
ABS-RMBS	$348,496	$913	$(6,561)	$342,848
Commercial mortgage-backed	27,951	23	(536)	27,438
Commercial mortgage-backed private placement	30,055	−	−	30,055
Other asset-backed	20,526	130	−	20,656
Total	$427,028	$1,066	$(7,097)	$420,997	(1)
December 31, 2005:
Agency ABS-RMBS	$1,014,575	$13	$(12,918)	$1,001,670
ABS-RMBS	346,460	370	(9,085)	337,745
Commercial mortgage-backed	27,970	1	(608)	27,363
Other asset-backed	22,045	24	(124)	21,945
Private equity	1,984	−	(30)	1,954
Total	$1,413,034	$408	$(22,765)	$1,390,677	(1)

(1)
As of December 31, 2006, all securities were pledged as collateral security under related financings. As of December 31, 2005, all securities, other than $26.3 million in agency ABS-RMBS and $2.0 million in private equity investments, were pledged as collateral security under related financings.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 5 - SECURITIES AVAILABLE-FOR-SALE − (Continued)

The following tables summarize the estimated maturities of the Company’s mortgage-backed securities, other asset-backed securities and private equity investments according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Estimated Fair Value		Amortized Cost		Weighted Average Coupon
December 31, 2006:
Less than one year	$	−	$	−	− %
Greater than one year and less than five years		378,057		383,700	6.78%
Greater than five years		42,940		43,328	6.15%
Total		$420,997		$427,028	6.71%
December 31, 2005:
Less than one year	$	−	$	−	− %
Greater than one year and less than five years		1,355,910		1,377,537	4.91%
Greater than five years		34,767		35,497	5.60%
Total		$1,390,677		$1,413,034	4.92%

The contractual maturities of the available-for-sale securities range from February 20, 2014 to May 11, 2045.

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time, of only those individual securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2006:
ABS-RMBS	$143,948	$(2,580)	$230,660	$(6,561)
Commercial mortgage-backed	−	−	19,132	(537)
Other asset-backed	−	−	−	−
Total temporarily impaired securities	$143,948	$(2,580)	$249,792	$(7,098)
December 31, 2005:
Agency ABS-RMBS	$978,570	$(12,918)	$978,570	$(12,918)
ABS-RMBS	294,359	(9,085)	294,359	(9,085)
Commercial mortgage-backed	26,905	(608)	26,905	(608)
Other asset-backed	12,944	(124)	12,944	(124)
Private equity	1,954	(30)	1,954	(30)
Total temporarily impaired securities	$1,314,732	$(22,765)	$1,314,732	$(22,765)

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 5 - SECURITIES AVAILABLE-FOR-SALE − (Continued)

The temporary impairment of the available-for-sale securities results from the estimated fair value of the securities falling below their amortized cost basis and is solely attributed to changes in interest rates. As of December 31, 2006 and 2005, respectively, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. The Company intends and has the ability to hold the securities until the estimated fair value of the securities held is recovered, which may be maturity if necessary. As such, the Company does not believe any of the securities held are other-than-temporarily impaired at December 31, 2006 and 2005, respectively.

NOTE 6 - LOANS

The following is a summary of the Company’s loans (in thousands):
Loan Description	Principal	Unamortized (Discount) Premium	Net Amortized Cost
December 31, 2006:
Bank loans	$613,322	$908	$614,230
Commercial real estate loans:
Whole loans	190,768	−	190,768
A notes	42,515	−	42,515
B notes	203,553	33	203,586
Mezzanine loans	194,776	(5,587)	189,189
Total	$1,244,934	$(4,646)	$1,240,288
December 31, 2005:
Bank loans	$397,869	$916	$398,785
Commercial real estate loans:
B notes	121,671	−	121,671
Mezzanine loans	49,417	−	49,417
Total	$568,957	$916	$569,873

At December 31, 2006, the Company’s bank loan portfolio consisted of $614.0 million of floating rate loans, which bear interest between the London Interbank Offered Rate (“LIBOR”) plus 1.38% and LIBOR plus 7.50% with maturity dates ranging from March 2008 to August 2022, and a $249,000 fixed rate loan, which bears interest at 6.25% with a maturity date of September 2015.

At December 31, 2005, the Company’s bank loan portfolio consisted of $398.5 million of floating rate loans, which bore interest between LIBOR plus 1.00% and LIBOR plus 7.00% with maturity dates ranging from April 2006 to October 2020, and a $249,000 fixed rate loan, which bore interest at 6.25% with a maturity date of September 2015.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 6 - LOANS − (Continued)

The following is a summary of the loans in the Company’s commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates
December 31, 2006:
Whole loans, floating rate	9	$190,768	LIBOR plus 2.50% to LIBOR plus 3.65%	August 2007 to January 2010
A notes, floating rate	2	42,515	LIBOR plus 1.25% to LIBOR plus 1.35%	January 2008 to April 2008
B notes, floating rate	10	147,196	LIBOR plus 1.90% to LIBOR plus 6.25%	April 2007 to October 2008
B notes, fixed rate	3	56,390	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	7	105,288	LIBOR plus 2.20% to LIBOR plus 4.50%	August 2007 to October 2008
Mezzanine loans, fixed rate	8	83,901	5.78% to 11.00%	August 2007 to September 2016
Total	39	$626,058
December 31, 2005:
B notes, floating rate	7	$121,671	LIBOR plus 2.15% to LIBOR plus 6.25%	January 2007 to April 2008
Mezzanine loans, floating rate	4	44,405	LIBOR plus 2.25% to LIBOR plus 4.50%	August 2007 to July 2008
Mezzanine loan, fixed rate	1	5,012	9.50%	May 2010
Total	12	$171,088

As of December 31, 2006 and 2005, the Company had not recorded an allowance for loan losses. At December 31, 2006 and 2005, all of the Company’s loans were current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and secondary market prices, the Company did not identify any loans with characteristics indicating that impairment had occurred.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 7 -DIRECT FINANCING LEASES AND NOTES

The Company’s direct financing leases and notes have initial lease and note terms of 73 months and 54 months, as of December 31, 2006 and 2005, respectively. The interest rates on leases and notes receivable range from 6.1% to 13.4% and from 8.2% to 12.2%, as of December 31, 2006 and 2005, respectively. Investments in direct financing leases and notes, net of unearned income, were as follows (in thousands):

	December 31,
	2006	2005
Direct financing leases, net of unearned income	$30,270	$18,141
Notes receivable	58,700	5,176
Total	$88,970	$23,317

The components of the net investment in direct financing leases are as follows (in thousands):

	December 31,
	2006	2005
Total future minimum lease payments	$36,008	$21,370
Unearned income	(5,738)	(3,229)
Total	$30,270	$18,141

The future minimum lease payments expected to be received on non-cancelable direct financing leases and notes were as follows (in thousands):

Years Ending December 31,	Direct Financing Leases	Notes	Total
2007	$10,705	$10,519	$21,224
2008	9,173	10,923	20,096
2009	6,692	9,613	16,305
2010	5,770	8,059	13,829
2011	2,269	6,100	8,369
Thereafter	1,399	13,486	14,885
	$36,008	$58,700	$94,708

NOTE 8 - BORROWINGS

The Company finances the acquisition of its investments, including securities available-for-sale, loans and equipment leases and notes, primarily through the use of secured and unsecured borrowings in the form of CDOs, repurchase agreements, a secured term facility, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 8 - BORROWINGS − (Continued)

Certain information with respect to the Company’s borrowings at December 31, 2006 and 2005 is summarized in the following table (dollars in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
December 31, 2006:
Repurchase Agreements (1)	$120,457	6.18%	16 days	$149,439
RREF CDO 2006-1 Senior Notes (2)	259,902	6.17%	39.6 years	334,682
Ischus CDO II Senior Notes (3)	371,159	5.83%	33.6 years	390,942
Apidos CDO I Senior Notes (4)	317,353	5.83%	10.6 years	339,858
Apidos CDO III Senior Notes (5)	258,761	5.81%	13.5 years	273,932
Secured Term Facility	84,673	6.33%	3.25 years	88,970
Unsecured Revolving Credit Facility	−	N/A	2.0 years	−
Unsecured Junior Subordinated Debentures (6)	51,548	9.32%	29.7 years	−
Total	$1,463,853	6.07%	21.5 years	$1,577,823
December 31, 2005:
Repurchase Agreements (1)	$1,068,277	4.48%	17 days	$1,146,711
Ischus CDO II Senior Notes (3)	370,569	4.80%	34.6 years	387,053
Apidos CDO I Senior Notes (4)	316,838	4.42%	11.6 years	335,831
Apidos CDO III - Warehouse Facility (5)	62,961	4.29%	90 days	62,954
Unsecured Revolving Credit Facility	15,000	6.37%	3.0 years	45,107
Total	$1,833,645	4.54%	9.1 years	$1,977,656

(1)
For December 31, 2006, collateral consists of available-for-sale securities of $30.1 million and loans of $119.4 million. For December 31, 2005, collateral consists of available-for-sale securities of $975.3 million and loans of $171.4 million.

(2)	Amount represents principal outstanding of $265.5 million less unamortized issuance costs of $5.6 million as of December 31, 2006. This CDO transaction closed in August 2006.

(3)	Amount represents principal outstanding of $376.0 million less unamortized issuance costs of $4.8 million and $5.4 million as of December 31, 2006 and 2005, respectively.

(4)	Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $4.1 million and $4.7 million as of December 31, 2006 and 2005, respectively.

(5)	Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $3.7 million as of December 31, 2006. This CDO transaction closed in May 2006.

(6)
Amount represents junior subordinated debentures issued to Resource Capital Trust I and RCC Trust II in connection with each respective trust’s issuance of trust preferred securities in May 2006 and September 2006, respectively.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 8 - BORROWINGS − (Continued)

The Company had repurchase agreements with the following counterparties at the dates indicated (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2006:
Credit Suisse Securities (USA) LLC	$863	11	5.40%
Bear, Stearns International Limited	$15,538	17	6.43%
Column Financial Inc, a subsidiary of Credit Suisse Securities (USA) LLC.	$13,262	18	6.42%

December 31, 2005:
Credit Suisse Securities (USA) LLC	$31,158	17	4.34%
Bear, Stearns International Limited	$36,044	17	5.51%
Deutsche Bank AG, Cayman Islands Branch	$16,691	18	5.68%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Repurchase and Credit Facilities

In August 2006, the Company’s subsidiary, RCC Real Estate SPE 2, LLC, entered into a master repurchase agreement with Column Financial, Inc., a wholly-owned subsidiary of Credit Suisse Securities (USA) LLC, (“CS”) to finance the purchase of commercial real estate loans. The maximum amount of the Company’s borrowing under the repurchase agreement is $300.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. These are 30 day contracts. The Company has guaranteed RCC Real Estate SPE 2, LLC’s obligations under the repurchase agreement to a maximum of $300.0 million. At December 31, 2006, the Company had borrowed $54.5 million, all of which was guaranteed, with a weighted average interest rate of LIBOR plus 1.07%, which was 6.42% at December 31, 2006.

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

The facility expires March 2010. The Company paid $300,000 and $34,000 in commitment fees and unused line fees, respectively, as of December 31, 2006. Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility and are recorded in the consolidated statements of operations. Unused line fees are expensed immediately into interest expense and are recorded in the consolidated statements of operations. As of December 31, 2006, the Company had borrowed $84.7 million at a weighted average interest rate of 6.33%.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 8 - BORROWINGS − (Continued)

Repurchase and Credit Facilities (continued)

In December 2005, the Company’s subsidiary, RCC Real Estate SPE, LLC, entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch to finance the purchase of commercial real estate loans. The maximum amount of the Company’s borrowing under the repurchase agreement is $300.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. These are 30 day contracts. The Company had guaranteed RCC Real Estate SPE’s obligations under the repurchase agreement to a maximum of $30.0 million, which may be reduced based upon the amount of equity the Company has in the commercial real estate loans held on this facility. At December 31, 2006, no borrowings were outstanding under this facility. At December 31, 2005, the Company had borrowed $38.6 million with a weighted average interest rate of LIBOR plus 1.32%, which was 5.68% at December 31, 2005. The Company had no risk under this guaranty at December 31, 2006 and the Company’s maximum risk under this guaranty was $30.0 million at December 31, 2005.

In December 2005, the Company entered into a $15.0 million unsecured revolving credit facility with Commerce Bank, N.A. This facility was increased to $25.0 million in April 2006. Outstanding borrowings bear interest at one of two rates elected at the Company’s option; (i) the lender’s prime rate plus a margin ranging from 0.50% to 1.50% based upon the Company’s leverage ratio; or (ii) LIBOR plus a margin ranging from 1.50% to 2.50% based upon the Company’s leverage ratio. The facility expires in December 2008. The Company paid $250,000 and $19,000 in commitment fees and unused line fees as of December 31, 2006. Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility and are recorded in the consolidated statements of operations. Unused line fees are expensed immediately into interest expense and are recorded in the consolidated statements of operations. As of December 31, 2006, no borrowings were outstanding under this facility. At December 31, 2005, the balance outstanding was $15.0 million at an interest rate of 6.37%.

In August 2005, the Company’s subsidiary, RCC Real Estate, Inc. (“RCC Real Estate”), entered into a master repurchase agreement with Bear, Stearns International Limited (“Bear Stearns”) to finance the purchase of commercial real estate loans. The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. These are 30 day contracts. The Company has guaranteed RCC Real Estate’s obligations under the repurchase agreement to a maximum of $150.0 million. At December 31, 2006, the Company had borrowed $36.7 million, all of which was guaranteed, with a weighted average interest rate of LIBOR plus 1.08%, which was 6.43% at December 31, 2006. At December 31, 2005, the Company had borrowed $80.8 million with a weighted average interest rate of LIBOR plus 1.14%, which was 5.51% at December 31, 2005.

RCC Real Estate has received a waiver from Bear Stearns with respect to compliance with a financial covenant in the master repurchase agreement between it and Bear Stearns.  The waiver was required due to the Company's net loss during the three months ended September 30, 2006, which was caused by the loss realized by the Company on the sale of the remainder of its portfolio of agency ABS-RMBS (see Note 5).  Under the covenant, the Company is required to have no less than $1.00 of net income in any period of four consecutive calendar months.  The waiver was effective through January 31, 2007.

At December 31, 2006, the Company has complied, to the best of its knowledge, with all of its other financial covenants under its debt agreements.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 8 - BORROWINGS − (Continued)

Repurchase and Credit Facilities (continued)

In March 2005, the Company entered into a master repurchase agreement with CS to finance the purchase of agency ABS-RMBS securities. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. These are 30 days contracts. On October 2, 2006, all outstanding borrowings under this facility were repaid in full in connection with the sale of the Company’s agency ABS-RMBS portfolio. In December 2006, the Company financed two CMBS-private placement securities with this facility. At December 31, 2006, the Company had borrowed $29.3 million with a weighted average interest rate of 5.40%. At December 31, 2005, the Company had borrowed $948.9 million with a weighted average interest rate of 4.34%.

Collateralized Debt Obligations

In August 2006, the Company closed Resource Real Estate Funding CDO 2006-1 (“RREF 2006-1”), a $345.0 million CDO transaction that provides financing for commercial real estate loans. The investments held by RREF 2006-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders. RREF 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class J senior notes (rated BB:Moody’s) and class K senior notes (rated B:Moody’s) for $43.1 million. In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares. The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF 2006-1 but are senior in right of payment to the preference shares. The equity interest is subordinated in right of payment to all other securities issued by RREF 2006-1.

The senior notes issued to investors by RREF 2006-1 consist of the following classes: (i) $129.4 million of class A-1 notes bearing interest at 1-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at 1-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at 1-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at 1-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at 1-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at 1-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at 1-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at 1-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at 1-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%. As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation. All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity. The weighted average interest rate on all notes issued to investors was 6.17% at December 31, 2006.

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

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 8 - BORROWINGS − (Continued)

Collateralized Debt Obligations − (Continued)

The senior notes issued to investors by Apidos CDO III consist of the following classes: (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%. All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity. The weighted average interest rate on all notes was 5.81% at December 31, 2006.

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

The senior notes issued to investors by Apidos CDO I consist of the following classes: (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%. All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity. The weighted average interest rate on all notes was 5.83% at December 31, 2006.

In July 2005, the Company closed Ischus CDO II, a $403.0 million CDO transaction that provides financing for mortgage-backed and other asset-backed securities. The investments held by Ischus CDO II collateralize the debt it issued and, as a result, those investments are not available to the Company, its creditors or stockholders. Ischus CDO II issued a total of $376.0 million of senior notes at par to investors and RCC Real Estate purchased a $27.0 million equity interest representing 100% of the outstanding preference shares. In August 2006, upon approval by the Company’s Board of Directors, the preference shares of Ischus CDO II were transferred to the Company’s wholly-owned subsidiary, RCC Commercial, Inc. (“RCC Commercial”). As of December 31, 2006, RCC Commercial owned a $27.0 million equity interest representing 100% of the outstanding preference shares. The equity interest is subordinate in right of payment to all other securities issued by Ischus CDO II.

The senior notes issued to investors by Ischus CDO II consist of the following classes: (i) $214.0 million of class A-1A notes bearing interest at 1-month LIBOR plus 0.27%; (ii) $50.0 million of class A-1B delayed draw notes bearing interest on the drawn amount at 1-month LIBOR plus 0.27%; (iii) $28.0 million of class A-2 notes bearing interest at 1-month LIBOR plus 0.45%; (iv) $55.0 million of class B notes bearing interest at 1-month LIBOR plus 0.58%; (v) $11.0 million of class C notes bearing interest at 1-month LIBOR plus 1.30%; and (vi) $18.0 million of class D notes bearing interest at 1-month LIBOR plus 2.85%. All of the notes issued mature on August 6, 2040, although the Company has the right to call the notes at par any time after August 6, 2009 until maturity. The weighted average interest rate on all notes was 5.83% at December 31, 2006.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 8 - BORROWINGS − (Continued)

Trust Preferred Securities

In May 2006 and September 2006, the Company formed Resource Capital Trust I (“RCTI”) and RCC Trust II (“RCTII”), respectively, for the sole purpose of issuing and selling trust preferred securities. In accordance with FASB Interpretation No. 46R (“FIN 46R”), although the Company owns 100% of the common shares of RCTI and RCTII, RCTI and RCTII are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiaries of these entities. The Company owns 100% of the common shares in RCTI and RCTII. Each respective trust issued $25.0 million of preferred shares to unaffiliated investors.

In connection with the issuance and sale of the trust preferred securities, the Company issued junior subordinated debentures to RCTI and RCTII of $25.8 million each, representing the Company’s maximum exposure to loss. The debt issuance costs associated with the junior subordinated debentures for RCTI and RCTII at December 31, 2006 were $816,000 and $822,000, respectively. These costs included in other assets are being amortized into interest expense using the effective yield method over a ten year period and are recorded in the consolidated statements of operations.

The rights of holders of common shares of RCTI and RCTII are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, the common shareholders’ economic and voting rights are pari passu with the preferred shareholders. The preferred and common securities of RCTI and RCTII are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures. Unless earlier dissolved, RCTI will dissolve on May 25, 2041 and RCTII will dissolve on September 29, 2041. The junior subordinated debentures are the sole asset of RCTI and RCTII and mature on June 30, 2036 and October 30, 2036, respectively, and may be called at par by the Company any time after June 30, 2011 and October 30, 2011, respectively. Interest is payable for RCTI and RCTII quarterly at a floating rate equal to three-month LIBOR plus 3.95% per annum. The rates for RCTI and RCTII, at December 31, 2006, were 9.31% and 9.33%, respectively. The Company records its investments in RCTI and RCTII’s common shares of $774,000 each as investments in unconsolidated trusts and records dividend income upon declaration by RCTI and RCTII.

NOTE 9 - CAPITAL STOCK AND EARNINGS PER SHARE

The Company had authorized 500,000,000 shares of common stock, par value $0.001 per share, of which 23,821,434 and 15,682,334 shares (including 234,224 and 349,000 restricted shares) were outstanding as of December 31, 2006 and 2005, respectively.

On March 8, 2005, the Company granted 345,000 shares of restricted common stock and options to purchase 651,666 common shares at an exercise price of $15.00 per share, to the Manager. One third of the shares of restricted stock and options vested on March 8, 2006. The Company also granted 4,000 shares of restricted common stock to the Company’s four non-employee directors as part of their annual compensation. These shares vested in full on March 8, 2006. On March 8, 2006, the Company granted 4,224 shares of restricted stock to the Company’s four non-employee directors as part of their annual compensation. These shares vested in full on March 8, 2007.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 9 - CAPITAL STOCK AND EARNINGS PER SHARE − (Continued)

On December 19, 2006, we sold 6,000,000 shares of common stock, at a price of $16.50 per share, during our follow-on offering. We received net proceeds of approximately $93.0 million after payment of underwriting discounts and commissions of approximately $5.4 million and other offering expenses of approximately $600,000.

The following table summarizes restricted common stock transactions:

	Manager	Non-Employee Directors	Total
Unvested shares as of December 31, 2005	345,000	4,000	349,000
Issued	−	4,224	4,224
Vested	(115,000)	(4,000)	(119,000)
Forfeited	−	−	−
Unvested shares as of December 31, 2006	230,000	4,224	234,224

Pursuant to SFAS No. 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager at the current market price. The estimated fair value of the shares of restricted stock granted, including shares issued to the four non-employee directors, was $3.9 million and $5.2 million at December 31, 2006 and 2005, respectively.

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2005	651,666		$15.00
Granted	−	$	−
Exercised	−	$	−
Forfeited	−	$	−
Outstanding as of December 31, 2006	651,666		$15.00

As of December 31, 2006, 722 common stock options were exercisable. No common stock options were exercisable as of December 31, 2005. None of the common stock options outstanding were exercised at December 31, 2006 and 2005, respectively. The common stock options are valued using the Black-Scholes model using the following assumptions:

	December 31,
	2006	2005
Expected life	8 years	10 years
Discount rate	4.775%	4.603%
Volatility	20.91%	20.11%
Dividend yield	9.73%	12.00%

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 9 - CAPITAL STOCK AND EARNINGS PER SHARE − (Continued)

The estimated fair value of the total common stock options was $562,400 and $158,300 at December 31, 2006 and 2005, respectively. The estimated fair value of each option grant at December 31, 2006 and 2005, respectively, was $1.061 and $0.243. For the year ended December 31, 2006 and the period from March 8, 2005 (date operations commenced) through December 31, 2005 (hereafter referred to as the period ended December 31, 2005), the components of equity compensation expense are as follows (in thousands):

	December 31, 2006	Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005
Options granted to Manager	$371	$79
Restricted shares granted to Manager	2,001	2,581
Restricted shares granted to non-employee directors	60	49
Total equity compensation expense	$2,432	$2,709

During the year ended December 31, 2006, the Manager received 14,076 shares as incentive compensation, valued at $194,000, pursuant to the management agreement. No incentive fee compensation shares were issued as of December 31, 2005.

In connection with the July 2006 hiring of a commercial mortgage direct loan origination team by Resource Real Estate, Inc. (see Related Party Transactions - Note 11), the Company agreed to issue up to 100,000 shares of common stock and options to purchase an additional 100,000 shares of common stock, if certain loan origination performance thresholds are achieved by this origination team on behalf of the Company’s account. The performance thresholds are two-tiered.  Upon the achievement of $400.0 million of direct loan originations of commercial real estate loans, 60,000 restricted shares of common stock and options to purchase an additional 60,000 shares of common stock are issuable.  Upon the achievement of another $300.0 million of direct loan originations of commercial real estate loans, a second tranche of 40,000 restricted shares of common stock and options to purchase another 40,000 shares of common stock are issuable.  The restricted shares and options to purchase shares of common stock vest over a two-year period after issuance. The Company accounts for equity instruments issued to non-employees for goods or services in accordance with the provisions of SFAS No. 123(R) and Emerging Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” ("EITF 96-18"). Accordingly, when the non-employees complete their performance or when a performance commitment is reached, the Company is required to measure the fair value of the equity instruments.  No expense was recognized for the year ended December 31, 2006, as neither a performance commitment nor completion of performance was achieved.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 9 - CAPITAL STOCK AND EARNINGS PER SHARE − (Continued)

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	December 31, 2006	Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005
Basic:
Net income	$15,606	$10,908
Weighted average number of shares outstanding	17,538,273	15,333,334
Basic net income per share	$0.89	$0.71

Diluted:
Net income	$15,606	$10,908

Weighted average number of shares outstanding	17,538,273	15,333,334
Additional shares due to assumed conversion of dilutive instruments	343,082	72,380
Adjusted weighted-average number of common shares outstanding	17,881,355	15,405,714
Diluted net income per share	$0.87	$0.71

NOTE 10 - THE MANAGEMENT AGREEMENT

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

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 − (Continued)

NOTE 10 - THE MANAGEMENT AGREEMENT − (Continued)

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

The base management fee for the year ended December 31, 2006 was $3.7 million. The incentive management fee for the year ended December 31, 2006 was $1.1 million. The base management fee for the period ended December 31, 2005 was $2.7 million. The incentive management fee for the period ended December 31, 2005 was $344,000.

At December 31, 2006, the Company was indebted to the Manager for base and incentive management fees of $711,000 and $683,000, respectively, and for expense reimbursements of $87,000. At December 31, 2005, the Company was indebted to the Manager for base and incentive management fees of $552,000 and $344,000, respectively, and for expense reimbursements of $143,000. These amounts are included in management and incentive fee payable and accounts payable and accrued liabilities, respectively.

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 11 - RELATED-PARTY TRANSACTIONS

Relationship with Resource Real Estate

Resource Real Estate, Inc., a subsidiary of RAI, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes and mezzanine loans. The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated. At December 31, 2006 and 2005, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio of $753,000 and $22,000, respectively.

Relationship with LEAF Financial Corporation (“LEAF”)

LEAF, a majority-owned subsidiary of RAI, originates and manages equipment leases and notes on the Company’s behalf. The Company purchases these leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs. At December 31, 2006 and December 31, 2005, we acquired $106.7 million and $25.1 million of equipment lease and note investments from LEAF, including $1.1 million and $247,000 of origination cost reimbursements, respectively. In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes. At December 31, 2006 and December 31, 2005, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of $229,000 and $41,000, respectively. The LEAF servicing fees for the year ended December 31, 2006 and 2005, were $659,000 and $64,000, respectively.

During year ended December 31, 2006, the Company sold four notes back to LEAF at a price equal to their book value. The total proceeds received on the outstanding notes receivable were $17.3 million.

Relationship with RAI

At December 31, 2006, RAI, had an 8.0% ownership interest in the Company, consisting of 1,900,000 shares it had purchased, 14,076 shares it received as incentive compensation pursuant to the management agreement and 307 vested shares associated with the issuance of restricted stock. In addition, executive officers of the Manager and its affiliates had a 0.8% ownership interest in the Company, consisting of 156,388 shares they had purchased and 40,832 vested shares associated with the issuance of restricted stock as of December 31, 2006. All purchased shares were acquired in offerings by the Company at the same price at which shares were purchased by the other investors in those offerings.

The Company entered into a management agreement under which the Manager receives substantial fees. From March 8, 2005, the date the Company commenced operations, through December 31, 2005, the Manager earned base management fees of approximately $2.7 million, incentive compensation fees of $344,000. For the year ended December 31, 2006, the Manager earned base management fees of approximately $3.7 million, incentive compensation fees of $1.1 million. The Company may also reimburse the Manager and Resource America for financial services expense, rent and other expenses incurred in performance under the management agreement. From March 8, 2005, the date the Company commenced operations, through December 31, 2005, the Company reimbursed the Manager $797,000 for such expenses. For the year ended December 31, 2006, the Company reimbursed the Manager $954,000 for such expenses. As of December 31, 2006, the Company executed four CDO transactions. These CDO transactions are structured for the Company by the Manager, however, the Manager is not separately compensated by the Company for these transactions. In addition, the Company may reimburse the Manager and Resource America for expenses for employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 11 - RELATED-PARTY TRANSACTIONS − (Continued)

Relationship with Law Firm

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood, P.C., a law firm. The Company paid Ledgewood $361,000 for the year ended December 31, 2006 and $876,000 for the period ended December 31, 2005. Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

NOTE 12 - DISTRIBUTIONS

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

During the year ended December 31, 2006 and 2005, the Company declared and paid distributions totaling $26.5 million and $13.5 million, respectively, or $1.49 and $0.86 per share, respectively, including a distribution of $0.38 per share of common stock, $6.8 million in the aggregate, declared on December 8, 2006 and paid on January 4, 2007 to stockholders of record as of December 15, 2006 along with a special dividend of $0.05 per common share $891,000 in the aggregate, which was paid on January 4, 2007 to stockholders of record as of December 15, 2006. For tax purposes, 100% of the distributions declared in 2006 and 2005 have been classified as ordinary income.

On January 13, 2006, the Company paid a special dividend to stockholders of record on January 4, 2006, including holders of restricted stock, consisting of warrants to purchase the Company’s common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $15.00 per share. Stockholders received one warrant for each ten shares of common stock and restricted stock held. If an existing stockholder owned shares in other than a ten-share increment, the stockholder received an additional warrant. The warrants will expire on January 13, 2009 and will not be exercisable until January 13, 2007. An aggregate of 1,568,244 shares are issuable upon exercise of the warrants.  See Note 18 -"Subsequent Events" for a further discussion on warrants.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which it is practicable to estimate value. The estimated fair value of available-for-sale securities, derivatives and direct financing leases and notes is equal to their respective carrying value presented in the consolidated balance sheets. The estimated fair value of loans held for investment was $1.2 billion and $571.3 million as of December 31, 2006 and 2005, respectively. The estimated fair value of all other assets and liabilities approximate carrying value as of December 31, 2006 and 2005 due to the short-term nature of these items.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 14 - INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

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

At December 31, 2006, the Company had 12 interest rate swap contracts and five forward interest rate swap contracts. The Company will pay an average fixed rate of 5.33% and receive a variable rate equal to one-month and three-month LIBOR on the interest rate swap contracts. The aggregate notional amount of these contracts was $150.9 million. The Company will pay an average fixed rate of 5.19% and receive a variable rate equal to one-month and three-month LIBOR on the forward interest rate swap contracts, which will commence in February 2007. The aggregate notional amount of these contracts was $74.0 million. In addition, the Company had one interest rate cap agreement outstanding whereby it reduced its exposure to variability in future cash outflows attributable to changes in LIBOR. The aggregate notional amount of this contract was $15.0 million at December 31, 2006.

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

The estimated fair value of the Company’s interest rate swaps, forward swaps and interest rate cap was ($3.1) million and $3.0 million as of December 31, 2006 and 2005, respectively. The Company had aggregate unrealized losses of $3.2 million and aggregate unrealized gains of $2.8 million on the interest rate swap agreements and interest rate cap agreement, as of December 31, 2006 and 2005, respectively, which is recorded in accumulated other comprehensive loss. In connection with the January 2006 sale of a portion of the Company’s agency ABS-RMBS portfolio, the Company realized a swap termination gain of $881,000, which is reflected in interest expense in the Company’s consolidated statements of operations. In connection with the sale of the Company’s remaining agency ABS-RMBS portfolio on September 27, 2006, the Company realized a swap termination gain of $2.6 million. This swap agreement had an original termination date of October 2007. The realized gain is reflected in net realized gains (losses) on investments in the Company’s consolidated statements of operations.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 14 - INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS − (Continued)

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities in the Company’s investment portfolio. The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount. At December 31, 2006, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $3.1 million. At December 31, 2005, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $2.8 million.

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

Up to 1,533,333 shares of common stock are available for issuance under the Plan. The share authorization, the incentive stock option limit and the terms of outstanding awards will be adjusted as the board of directors determines is appropriate in the event of a stock dividend, stock split, reclassification of shares or similar events. Upon completion of the March 2005 private placement, the Company granted the Manager 345,000 shares of restricted stock and options to purchase 651,666 shares of common stock with an exercise price of $15.00 per share under the Plan, none of which were exercisable as of December 31, 2006 and 2005. The Company’s non-employee directors were also granted 4,224 and 4,000 shares of restricted stock as part of their annual compensation for the year ended December 31, 2006 and the period ended December 31, 2005, respectively.

NOTE 16 - INCOME TAXES

For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in Resource TRS, a domestic TRS, because it is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code of 1986, as amended.

During the year ended December 31, 2006, the Company recorded a $67,000 provision for income taxes related to the earnings for Resource TRS. This provision is included in general and administrative expenses on the Consolidated Statement of Operations. During the period ended December 31, 2005, no such provision was recorded.

Apidos CDO I and Apidos CDO III, the Company’s foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I’s and Apidos CDO III’s current taxable income in its calculation of REIT taxable income.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 17 - QUARTERLY RESULTS

The following is a presentation of the quarterly results of operations for the year ended December 31, 2006 and period ended December 31, 2005:

Year ended December 31, 2006	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Interest income	$29,433	$34,895	$39,148	$33,272
Interest expense	21,202	26,519	30,855	23,275
Net interest income	8,231	8,376	8,293	9,997
Other (loss) revenue	(699)	168	(7,930)	314
Expenses	2,382	2,479	2,764	3,519
Net income (loss)	$5,150	$6,065	$(2,401)	$6,792

Net income (loss) per share − basic	$0.31	$0.35	$(0.14)	$0.37
Net income (loss) per share − diluted	$0.31	$0.34	$(0.14)	$0.36

Period ended December 31, 2005	Period from March 8 to March 31	June 30	September 30	December 31
	(audited)	(audited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Interest income	$694	$12,399	$21,596	$26,698
Interest expense	210	7,930	15,595	19,327
Net interest income	484	4,469	6,001	7,371
Other revenue (loss)	−	(14)	192	133
Expenses	532	2,175	2,417	2,604
Net (loss) income	$(48)	$2,280	$3,776	$4,900

Net (loss) income per share − basic	$(0.00)	$0.15	$0.25	$0.32
Net (loss) income per share − diluted	$(0.00)	$0.14	$0.24	$0.32

NOTE 18 - SUBSEQUENT EVENTS

On January 8, 2007, the Company entered into an agreement with a CDO issuer to purchase 10,000 preference shares in the CDO.  The agreement provides for guarantees by the Company on the first $10.0 million of losses on a portfolio of bank loans.  This guarantee, secured by a $5.0 million cash deposit, expires upon the closing of the associated CDO which is expected in the second quarter of 2007.

On January 8, 2007, in connection with the Company’s December 2006 follow-on offering, the underwriters exercised their over-allotment option with respect to 650,000 of the 900,000 shares available generating net proceeds of $10.1 million. These proceeds were used to repay debt under the Company’s repurchase agreements.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 18 - SUBSEQUENT EVENTS − (Continued)

On March 20, 2007, the Company’s board of directors declared a quarterly distribution of $0.39 per share of common stock, $9.7 million in the aggregate, which will be paid on April 16, 2007 to stockholders of record as of March 30, 2007.

On January 5, 2007, the Company issued 184,541 shares of restricted common stock under its 2005 Stock Incentive Plan valued at $3.2 million based on the closing price of the Company’s stock as of the date of grant. These restricted shares vest 33.3% on January 5, 2008. The balance will vest quarterly thereafter through January 5, 2010.

On January 13, 2007, the warrants issued as part of a special dividend paid on January 13, 2006 became exercisable. As of March 23, 2007, 324,878 warrants had been exercised which resulted in the receipt of net proceeds of $4.9 million.

Back to Index

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

There have been no significant changes in our internal controls over financial reporting that have partially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal year.

ITEM 9B. OTHER INFORMATION

None.

Back to Index
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Names of Directors, Principal Occupation and Other Information

Edward E. Cohen, age 68, has been our Chairman since March 2005. Mr. Cohen is Chairman of Resource America, a position he has held since 1990. He was Resource America’s Chief Executive Officer from 1988 to 2004 and its President from 2000 to 2003. He is Chairman, Chief Executive Officer and President of Atlas America, Inc., a publicly-traded (NASDAQ: ATLS) energy company, a position he has held since 2000, Chairman and Chief Executive Officer of Atlas Pipeline Holdings GP, LLC, a wholly-owned subsidiary of Atlas America that is the general partner of Atlas Pipeline Holdings, L.P., a publicly-traded (NYSE: AHD) holding company, a position he has held since 2006, Chairman and Chief Executive Officer of Atlas Energy Resources, LLC, a publicly-traded (NYSE:ATN) energy company, a position he has held since 2006 and Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, a wholly-owned subsidiary of Atlas America that is the general partner of Atlas Pipeline Partners, L.P., a publicly-traded (NYSE: APL) natural gas pipeline company. He is also a director of TRM Corporation, a publicly-traded (NASDAQ: TRMM) consumer services company, and Chairman of Brandywine Construction & Management, Inc., a privately-held real estate management company. From 1981 to 1999 he was Chairman of the Executive Committee of JeffBanks, Inc., a bank holding company acquired by Hudson United Bancorporation. From 1969 to 1989 he was Chairman of the Executive Committee of State National Bank of Maryland (now a part of Wachovia Bank).

Jonathan Z. Cohen, age 36, has been our Chief Executive Officer and President and a director since March 2005. Mr. Cohen has been President since 2003, Chief Executive Officer since 2004 and a Director since 2002 of Resource America. He was Executive Vice President of Resource America from 2001 to 2003, and a Senior Vice President from 1999 to 2001. He has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP since its formation in 1999, Vice Chairman of Atlas America since 2000, Vice Chairman of Atlas Energy Resources since 2006 and Vice Chairman of Atlas Pipeline Holdings GP since 2006. He was the Vice Chairman of RAIT Investment Trust, (now RAIT Financial Trust) a publicly-traded (NYSE: RAS) REIT, from 2003 to 2006, and Secretary, trustee and member of RAIT’s investment committee from 1997 to 2006. Since 2003 he has been the general partner of Castine Partners, L.P., a financial services hedge fund.

Walter T. Beach, age 40, has been a director since March 2005. Mr. Beach has been Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997. From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm where, beginning in 1994, he was responsible for the firm’s investment decisions for its principal equity product. Before that he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm, and an analyst at Industry Analysis Group, an industry and economic consulting firm. Mr. Beach has served as a director of The Bancorp, Inc., a publicly-traded (NASDAQ: TBBK) Delaware bank holding company, and its subsidiary bank, The Bancorp Bank, since 1999.

William B. Hart, age 63, has been a director since March 2005. Mr. Hart was Chairman of the Board of Trustees of the National Trust for Historic Preservation from 1999 to 2004. He was also a director of Anthem, Inc. (now Wellpoint, Inc.), a publicly-traded (NYSE: WLP) health insurance company, from 2000 to 2004. Mr. Hart was Director of SIS Bancorp (now Banknorth Massachusetts, a division of Banknorth, N.A.) from 1995 to 2000. From 1988 to 1999, Mr. Hart served in various positions with Blue Cross/Blue Shield of New Hampshire, ending as Chairman of the Audit Committee and Chairman of the Board of Directors from 1996 to 1999. He also served as President of the Foundation for the National Capital Region, Washington, DC, from 1993 to 1996 and President of The Dunfey Group, a private investment firm, from 1986 to 1998. From 1986 to 1994 he was also director of First NH Banks where he was Chairman of the Audit Committee from 1992 to 1994.

Back to Index

Gary Ickowicz, age 51, has been a director since February 2007. Mr. Ickowicz has been a Principal of Lazard Freres Real Estate Investors, a manager of funds invested in debt and equity securities of North American real estate assets and enterprises, since 2001. In addition, he was a director of Lazard Freres’s real estate investment banking unit from 1989 through 2001. Since 2000 he has been a director of Grant Street Settlement, and since 2002 he has been a director of NCC/Neumann, both not-for-profit developers of senior housing. Since 2001 he has been a director of Commonwealth Atlantic Properties, Inc., a privately-held REIT. From 2001 to 2006 he was a director of Kimsouth, Inc., a joint venture with Kimco Realty Corporation, a publicly-traded (NYSE: KIM) REIT.

Murray S. Levin, age 64, has been a director since March 2005. Mr. Levin is a senior litigation partner at Pepper Hamilton LLP, a law firm with which he has been associated since 1970. Mr. Levin served as the first American president of the Association Internationale des Jeunes Avocats (Young Lawyers International Association), headquartered in Western Europe. He is a past president of the American Chapter and a member of the board of directors of the Union Internationale des Avocats (International Association of Lawyers), a Paris-based organization that is the world’s oldest international lawyers association. Mr. Levin was a member of the managing board of Atlas Pipeline Partners GP from 2001 to March 2005.

P. Sherrill Neff, age 55, has been a director since March 2005. Mr. Neff is a founder of Quaker BioVentures, Inc., a life sciences venture fund, and has been Managing Partner since 2002. He was a director of Resource America from 1998 to March 2005. From 1994 to 2002 he was President and Chief Financial Officer, and from 1994 to 2003, a director of Neose Technologies, Inc., a publicly-traded (NASDAQ: NTEC) life sciences company. Mr. Neff was also a director of The Bancorp from its formation in 1999 until 2002.

Non-Director Executive Officers

David J. Bryant, age 49, has been our Chief Financial Officer, Chief Accounting Officer and Treasurer since June 2006. From 2005 to 2006 Mr. Bryant served as Senior Vice-President, Real Estate Services, at Pennsylvania Real Estate Investment Trust, a publicly-traded (NYSE: PEI) REIT principally engaged in owning, managing, developing and leasing malls and strip centers in the eastern United States. Prior to that, from 2000 to 2005, Mr. Bryant served as PEI’s Senior Vice President—Finance and Treasurer, and was its principal accounting officer.

Jeffrey D. Blomstrom, age 38, has been our Senior Vice President—CDO structuring since March 2005. Mr. Blomstrom has been President and Managing Director of Resource Financial Fund Management, Inc., a subsidiary of Resource America, since 2003. Mr. Blomstrom currently serves as the head of collateral origination and as a member of the credit committee for Trapeza Capital, Resource America’s trust preferred security collateral manager. From 2001 to 2003 Mr. Blomstrom was a Managing Director at Cohen and Company, a Philadelphia-based investment bank specializing in the financial services sector. From 2000 to 2001 he was Senior Vice President of iATMglobal.net, Inc., an ATM software development company. Mr. Blomstrom was, from 1999 to 2000, an associate at Covington & Burling, a law firm, where he focused on mergers and acquisitions and corporate governance.

Steven J. Kessler, age 64, has been our Senior Vice President—Finance since September 2005 and, before that, served as our Chief Financial Officer, Chief Accounting Officer and Treasurer from March 2005. Mr. Kessler has been Executive Vice President since 2005 and Chief Financial Officer since 1997 and was Senior Vice President from 1997 to 2005 of Resource America. He was Vice President—Finance and Acquisitions at Kravco Company, a national shopping center developer and operator, from 1994 to 1997. He has been a Trustee of GMH Communities Trust, a publicly traded (NYSE: GCT) specialty housing REIT, since 2004. From 1983 to 1993 he was employed by Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer. Before that, he was a partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants.

Back to Index

David E. Bloom, age 42, has been our Senior Vice President—Real Estate Investments since March 2005. Mr. Bloom has been Senior Vice President of Resource America since 2001. He has also been President of Resource Real Estate, Inc., a wholly owned real estate subsidiary of Resource America, since 2004 and President of Resource Capital Partners from 2002 to 2006. From 2001 to 2002 he was President of Resource Properties. Before that he was Senior Vice President at Colony Capital, LLC, an international real estate opportunity fund, from 1999 to 2001. From 1998 to 1999 he was Director at Sonnenblick-Goldman Company, a real estate investment bank. From 1995 to 1998 he was an attorney at the law firm of Willkie Farr & Gallagher, LLP.

Other Significant Employees

The following sets forth certain information regarding other significant employees of the Manager and Resource America who provide services to us:

Christopher D. Allen, age 37, has been our Senior Vice President—Commercial Lending since March 2005. Mr. Allen has been a Managing Director of Resource Financial Fund Management since 2003. At Resource Financial Fund Management, Mr. Allen is in charge of identifying, implementing and overseeing new CDO products. He is a member of the investment committee of Ischus Capital Management, LLC, a wholly-owned asset management subsidiary of Resource America, and is also a member of the investment committee of Apidos Capital Management, LLC, a wholly-owned asset management subsidiary of Resource America, where he serves as the Chief Operating Officer and Director of Product Management. Before joining Resource Financial Fund Management, from 2002 to 2003 he was a Vice President at Trenwith Securities, the investment banking arm of BDO Seidman, LLP, where he was in charge of corporate finance, mergers and acquisitions and restructuring transactions. From 1994 to 1997 he was an Associate with Citicorp Venture Capital working on leveraged buyout and recapitalization transactions.

Gretchen L. Bergstresser, age 44, has been our Senior Vice President—Bank Loans since March 2005. Ms. Bergstresser has been the President and Senior Portfolio Manager of Apidos Capital Management since 2005. Before joining Apidos Capital Management, from 2003 to 2005 she was the Managing Director and Portfolio Manager of MJX Asset Management, a multi-billion dollar boutique asset management firm managing leveraged loans across five structured vehicles. From 1996 to 2003 Ms. Bergstresser was CDO Portfolio Manager and Head Par Loan Trader at Eaton Vance Management, an investment management company. From 1995 to 1996 she was a Vice President in the Diversified Finance Division of Bank of Boston. From 1991 to 1995 she was a Vice President at ING (U.S.), Capital Markets, an investment banking firm.

John R. Boyt, age 32, has been our Vice President—Director of Loan Originations since January 2006. He has also been Senior Vice President of Resource Real Estate, Inc. since 2005. From 2004 to 2005 he was a principal of Structured Property Advisors, LLC, a CMBS investment advisory firm. From 1998 to 2004 he was an Associate Director of Bear, Stearns & Co. Inc., where he was a senior member of the commercial mortgage group involved in loan origination, underwriting, and CMBS sales. Before that, from 1997 to 1998, Mr. Boyt worked for Bankers Trust Company within their mortgage backed securities services unit, focusing on MBS and whole loan sales.

Crit DeMent, age 54, has been our Senior Vice President—Equipment Leasing since March 2005. Mr. DeMent has been Chairman and Chief Executive Officer of LEAF Financial Corporation, a majority-owned commercial finance subsidiary of Resource America, since 2001. Mr. DeMent was Chairman and Chief Executive Officer of its subsidiary, LEAF Asset Management, Inc., from 2002 until 2004. From 2000 to 2001 he was President of the Small Ticket Group, an equipment leasing division of European American Bank. Before that, he was President and Chief Operating Officer of Fidelity Leasing, Inc., then the equipment leasing subsidiary of Resource America, and its successor, the Technology Finance Group of CitiCapital Vendor Finance, from 1996 to 2000. From 1987 to 1996 he was Vice President of Marketing for Tokai Financial Services, an equipment leasing firm.

Back to Index

Thomas C. Elliott, age 34, has been our Senior Vice President—Finance and Operations since September 2006 and, prior to that, was our Chief Financial Officer, Chief Accounting Officer and Treasurer from September 2005 to June 2006. He was our Senior Vice President—Assets and Liabilities Management from June 2005 until September 2005 and, before that, served as our Vice President—Finance from March 2005. Mr. Elliott has been Senior Vice President—Finance and Operations of Resource America since 2006; was its Senior Vice President from 2005 to 2006 and was its Vice President—Finance from 2001 to 2005. He has also been Chief Financial Officer of Resource Financial Fund Management since 2004. From 1997 to 2001 Mr. Elliott was a Vice President at Fidelity Leasing, where he managed all capital market functions, including the negotiation of all securitizations and credit and banking facilities in the U.S. and Canada. Mr. Elliott also oversaw the financial controls and budgeting departments.

Alan F. Feldman, age 43, has been our Senior Vice President—Real Estate Investments since March 2005. Mr. Feldman has been Chief Executive Officer of Resource Real Estate since 2004 and Senior Vice President of Resource America since 2002. Mr. Feldman was President of Resource Properties from 2002 to 2005. From 1998 to 2002, Mr. Feldman was Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization. From 1992 through 1998, Mr. Feldman was Executive Vice President of PREIT-RUBIN, Inc. the management subsidiary of Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization. Before that, from 1990 to 1992, he was a Director at Strouse, Greenberg & Co., a regional full service real estate company.

Kevin M. Finkel, age 35, has been our Vice President—Real Estate Investments since January 2006. He has also been employed by Resource Capital Partners since 2002, having been its Vice President and Director of Acquisitions from 2003 to 2006 and President since 2006. Mr. Finkel has also been an officer of Resource Real Estate since 2004, and is currently its Executive Vice President and Director of Acquisitions. In 2000, Mr. Finkel was an Associate at Lehman Brothers, a global investment banking firm. From 1998 to 1999, Mr. Finkel was an Associate at Barclays Capital, the investment banking division of Barclays Bank PLC. From 1994 to 1998, Mr. Finkel was an investment banker at Deutsche Bank Securities, the investment banking division of Deutsche Bank AG.

Kyle Geoghegan, age 38, has been a Managing Director of Resource Real Estate Funding, Inc., a real estate subsidiary of Resource America, since July 2006. Mr. Geoghegan co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles. Mr. Geoghegan worked at Bear Stearns from January 1998 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles which originated over $1 billion of loans annually. Prior to joining Bear Stearns, Mr. Geoghegan spent four years as a real estate loan officer at PNC Bank in Philadelphia, PA, primarily originating construction and bridge loans.

Darryl Myrose, age 33, has been a Managing Director of Resource Real Estate Funding since July 2006. Mr. Myrose co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles. Mr. Myrose worked at Bear Stearns from April 1996 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles which originated over $1 billion of loans annually. Prior to joining Bear Stearns, Mr. Myrose was employed with Clarion Advisors (formerly Jones Lang Wootton Realty Advisors) where he was an asset management analyst.

Joan M. Sapinsley, age 55, joined Resource Financial Fund Management, Inc. in February 2007, as Managing Director to manage and increase the firm’s CMBS portfolio. Prior to joining RAI, Ms Sapinsley was a Managing Director at TIAA, where she worked from 1992 through 2006 purchasing CMBS. She was responsible for all single borrower and single asset CMBS, as well as subordinate CMBS and B-notes. She also directed TIAA’s conduit origination and securitization activities. Before TIAA, Ms Sapinsley was a Director in the Financial Services Group of Cushman & Wakefield and a real estate consultant at Laventhol & Horwath.

Back to Index
Andrew P. Shook, age 37, has been our Senior Vice President—ABS-RMBS and CMBS since March 2005. Mr. Shook has been the President, Chief Investment Officer and Senior Portfolio Manager of Ischus Capital Management since 2004. In 2001 Mr. Shook founded and ran HSBC Bank USA’s structured finance credit arbitrage book until 2004. Before that, Mr. Shook worked domestically and in London for Bank of America from 1996 to 2001. From 1994 to 1996 he was a Senior Securities Analyst at Hyperion Capital Management, a commercial and residential mortgage related fixed income investment advisor.

Victor Wang, age 45, has been our Vice President—Director of Asset Management since January 2006. He has also been Vice President—Director of Asset Management of Resource Real Estate since 2002. From 2000 to 2002, Mr. Wang was Vice President, Financing and Dispositions, at Sonnenblick-Goldman Company, a real estate investment banking firm. From 1998 to 1999, Mr. Wang was a Senior Asset Manager at NorthStar Presidio Management Company, an asset management arm of Northstar Capital Investment Corp. Before that, from 1994 to 1998, Mr. Wang was an Asset Manager and Senior Analyst at Newkirk and Odin Management Companies, an asset management company specializing in the management of highly leveraged net lease and operating real estate.

Michael S. Yecies, age 39, has been our Chief Legal Officer and Secretary since March 2005. Mr. Yecies has been Senior Vice President of Resource America since 2005 and Chief Legal Officer and Secretary since 1998. From 1994 to 1998 he was an attorney at the law firm of Duane Morris LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports.

Based solely on our review of the reports received by us, we believe that, during fiscal 2006, our officers, directors and greater than ten percent shareholders complied with all applicable filings requirements, except as follows: Messrs. E. Cohen, J. Cohen, Kessler, Elliott, Bloom and Blomstrom each filed one late Form 4 relating to stock option grants; and Mr. Leon Cooperman, a stockholder that reportedly beneficially owns more than 10% of our outstanding equity securities, filed three late Form 4s, each relating to purchases of common stock by entities affiliated or controlled by him.

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

Information Concerning the Audit Committee

Our Board of Directors has a standing Audit Committee. The Audit Committee reviews the scope and effectiveness of audits by the independent accountants, is responsible for the engagement of independent accountants, and reviews the adequacy of our internal financial controls. Members of the Committee are Messrs. Neff (Chairman), Beach and Hart. The board of directors has determined that each member of the audit committee meets the independence standards for audit committee members set forth in the listing standards of the New York Stock Exchange, or NYSE, including those set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, and that Messrs. Beach and Neff each qualify as an “audit committee financial expert” as that term is defined in the rules and regulations thereunder.

Back to Index

ITEM 11. EXECUTIVE COMPENSATION

Because our management agreement provides that our Manager assumes principal responsibility and is paid a management fee for managing our affairs, we have not paid, and we do not intend to pay, any annual cash compensation to our executive officers for their services to us as executive officers. In their capacities as officers or employees of Resource America or our Manager, or their affiliates, our executive officers devote such portion of their time to our affairs as is required for the performance of the duties of our Manager under the management agreement. While our Chief Financial Officer is compensated by Resource America, he is exclusively dedicated to our operations. Therefore, the compensation paid to our Chief Financial Officer by Resource America is included in the tables below. Additionally, we may from time to time grant shares of our common stock or options to purchase shares of our common stock to our officers pursuant to our 2005 Stock Incentive Plan.

Back to Index
The following table sets forth certain information concerning the compensation paid or accrued in fiscal 2006 for our Principal Executive Officer, Principal Financial Officer and each of our three other most highly compensated executive officers whose aggregate salary and bonus (including amounts of salary and bonus foregone to receive non-cash compensation) exceeded $100,000:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Jonathan Z. Cohen Chief Executive Officer, President and Director	2006	−	−	−	−	−	−	−	−

David J. Bryant (1) Chief Financial Officer, Chief Accounting Officer and Treasurer	2006	122,769	−	−	10,761	−	−	−	133,530

Thomas C. Elliott (2) Senior Vice President − Finance and Operations	2006	101,438	146,301	115,997	10,761	−	−	−	374,497

Jeffrey D. Blomstrom Senior Vice President - CDO Structuring	2006	−	−	−	−	−	−	−	−

David E. Bloom Senior Vice President—Real Estate Investments	2006	−	−	−	−	−	−	−	−

Steven J. Kessler Senior Vice President − Finance	2006	−	−	−	−	−	−	−	−

(1)	Mr. Bryant joined us as our Chief Financial Officer, Chief Accounting Officer and Treasurer on June 28, 2006.

(2)	Mr. Elliott was our Chief Financial Officer, Chief Accounting Officer and Treasurer through June 27, 2006.

(3)
In March 2005, we granted the Manager 345,000 shares of restricted stock in connection with our March 8, 2005 private placement. The Manager transferred 142,500 of these shares in 2005 to the named executive officers as follows: Mr. Cohen - 100,000 shares ($579,983); Mr. Elliott - 20,000 shares ($115,997); Mr. Blomstrom - 10,000 shares ($57,998); Mr. Bloom - 5,000 shares ($28,999) and Mr. Kessler - 7,500 shares ($43,499). The Manager made a further transfer of 36,665 of these shares in 2006 to the named executive officers, as follows: Mr. Cohen - 33,333 shares ($193,326); Mr. Blomstrom - 1,666 shares ($9,663) and Mr. Bloom - 1,666 shares ($9,663). Dollar values represent the dollar amount recognized for financial statement reporting purposes with respect to 2006. For financial statement purposes, we are required to value these shares under EITF 96-18 because neither the Manager nor its transferees are employees of our company.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Stock Based Compensation” for a further discussion.

(4)
In March 2005, we granted the Manager options to purchase 651,666 shares of our common stock in connection with our March 2005 private placement. The Manager transferred options to acquire 230,000 shares of our common stock to the named executive officers in 2005, as follows: Mr. Cohen - 100,000 options ($107,611); Mr. Elliott - 10,000 options ($10,761); Mr. Blomstrom - 10,000 options ($10,761); Mr. Bloom - 100,000 options ($107,611); and Mr. Kessler 10,000 options ($10,761). The Manager made a further transfer of its options in 2006 to Mr. Bryant - 10,000 options ($10,761). Dollar values represent the dollar amount recognized for financial statement reporting purposes with respect to 2006. For financial statement purposes, we are required to value these shares under EITF 96-18 because neither the Manager nor its transferees are employees of our company. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Stock Based Compensation” for a further discussion. In valuing options transferred to Messrs. Cohen, Bryant, Elliott, Blomstrom, Bloom and Kessler at $1.06 per option, we used the Black-Scholes option pricing model to estimate the weighted average fair value of each option granted with weighted average assumptions for (a) expected dividend yield of 9.7%, (b) risk-free interest rate of 4.8%, (c) expected volatility of 20.9%, and (d) an expected life of 8.0 years.

Back to Index

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Jonathan Z. Cohen	−	100,000 (2)	−	$15.00	3/7/15	100,000	1,695,000	−	−

David J. Bryant	−	10,000 (3)	−	$15.00	3/7/15	−	−	−	−

Jeffrey D. Blomstrom	−	10,000 (2)	−	$15.00	3/7/15	8,333	141,244	−	−

David E. Bloom	−	100,000 (2)	−	$15.00	3/7/15	5,000	84,750	−	−

Steven J. Kessler	−	10,000 (2)	−	$15.00	3/7/15	5,000	84,750	−	−

Thomas C. Elliott	−	10,000 (2)	−	$15.00	3/7/15	13,334	226,011	−	−

(1)	Based on the closing price of $16.95, our stock price on December 29, 2006.

(2)	Represents options to purchase our stock that vest 33.33% on each of May 17, 2007, May 17, 2008 and May 17, 2009.

(3)	Represents options to purchase our stock that vest 33.33% on each of June 28, 2007, June 28, 2008 and June 28, 2009.

Back to Index
OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Jonathan Z. Cohen	−	−	33,333	473,329

David J. Bryant	−	−	−	−

Jeffrey D. Blomstrom	−	−	3,333	47,329

David E. Bloom	−	−	1,666	23,657

Steven J. Kessler	−	−	2,500	35,500

Thomas C. Elliott	−	−	6,666	94,657

(1)	Calculated by multiplying the number of shares of stock by the market value of such shares on the date of vesting ($14.20 per share).

For 2006, the board of directors approved compensation for each independent director consisting of an annual cash retainer of $35,000 and an annual stock award of $15,000 worth of restricted stock, as set forth in the following table:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Walter T. Beach	35,000	14,996	−	−	−	−	49,996

William B. Hart	35,000	14,996	−	−	−	−	49,996

Murray S. Levin	35,000	14,996	−	−	−	−	49,996

P. Sherrill Neff	35,000	14,996	−	−	−	−	49,996

Gary Ickowicz (1)	−	−	−	−	−	−	−

Edward E. Cohen	−	−	−	−	−	−	−

Jonathan Z. Cohen	−	−	−	−	−	−	−

(1)	Mr. Ickowicz joined the Board of Directors in February 2007.

(2)
Dollar value represents the dollar amount recognized for financial statement reporting purposes with respect to 2006 of 1,000 and 1,056 restricted shares granted to each independent director on March 8, 2005 and March 8, 2006, respectively. The 1,000 shares vested on March 8, 2006. The 1,056 shares will vest on March 8, 2007.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board during 2006 consisted of Messrs. Beach, Levin and Neff. None of such persons was an officer or employee, or former officer or employee, of our company or any of its subsidiaries during fiscal 2006. None of our executive officers was a director or executive officer of any entity of which any member of the compensation committee was a director or executive officer during 2006.

Back to Index

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the number and percentage of shares of common stock owned, as of March 23, 2007, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of our present directors, (c) each of our executive officers and (d) all of our named executive officers and directors as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of common stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person.

	Shares owned	Percentage(1)
Executive officers and directors: (2)
Edward E. Cohen (3)	267,000	1.07%
Jonathan Z. Cohen (3)	399,492	1.60%
Walter T. Beach (4)(5)	843,120	3.37%
William B. Hart (5)	14,053	*
Gary Ickowicz (5)	816	*
Murray S. Levin (5)	7,453	*
P. Sherrill Neff (5)	13,053	*
Steven J. Kessler (3)	19,583	*
Jeffrey D. Blomstrom (3)	31,792	*
David J. Bryant (3)	9,183	*
David E. Bloom (3)	60,437	*
Thomas C. Elliott (3)	37,793	*
All executive officers and directors as a group (12 persons)	1,703,775	6.78%

Owners of 5% or more of outstanding shares: (6)
Resource America, Inc. (7)	2,025,045	8.07%
Omega Advisors, Inc. (8)	2,762,834	11.06%
Kensington Investment Group, Inc. (9)	1,283,308	5.13%

*	Less than 1%.
(1)
Does not include 139,498 shares of common stock available for future grant under our stock incentive plan. Includes 59,903 shares of common stock issuable upon exercise of the warrants which vested on January 13, 2007 and 81,665 shares of common stock issuable upon exercise of stock options.

(2)	The address for all of our executive officers and directors is c/o Resource Capital Corp., 712 Fifth Avenue, 10th Floor, New York, New York 10019.
(3)
In connection with our March 2005 private offering, we granted the Manager 345,000 shares of restricted stock. The Manager subsequently transferred a portion of those shares to certain of our executive officers, without cash consideration, as follows: Mr. E. Cohen—70,000 shares; Mr. J. Cohen—133,333 shares; Mr. Kessler—7,500 shares; Mr. Blomstrom—11,666 shares; Mr. Bloom—6,666 shares and Mr. Elliott - 20,000 shares. Each such person has the right to receive distributions on and vote, but not to transfer, such shares. One-third of the grant amount vests to the recipient each year, commencing March 8, 2006, except that the vesting period for 33,333 of the shares transferred to Mr. J. Cohen, 1,666 shares transferred to Mr. Blomstrom and 1,666 shares transferred to Mr. Bloom commenced January 3, 2007. Also includes restricted stock awards granted to certain officers and directors on January 5, 2007 as follows: Mr. J. Cohen—87,158 shares; Mr. Blomstrom—14,526 shares; Mr. Bloom—11,621 shares; Mr. Elliott—5,810 shares and Mr. Bryant—4,183 shares. These shares vest  33.3% on January 5, 2008 and 8.33% quarterly thereafter.

(4)
Includes (i) 300,000 shares purchased by Beach Investment Counsel, Inc. and 525,733 shares purchased by Beach Asset Management, LLC, Beach Investment Counsel, Inc. or Beach Investment Management, LLC, investment management firms for which Mr. Beach is a principal and possesses investment and/or voting power over the shares and (ii) 14,434 shares of common stock issuable upon exercise of the warrants which vested on January 13, 2007. The address for these investment management firms is Five Tower Bridge, 300 Barr Harbor Drive, Suite 220, West Conshohocken, PA 19428.

Back to Index

(5)
Includes (i) 1,056 shares of restricted stock issued to Messrs. Beach, Hart, Levin and Neff on March 8, 2006 which vest on March 8, 2007, (ii) 816 shares of restricted stock issued to Mr. Ickowicz on February 1, 2007 which vest on February 1, 2008 and (iii) 897 shares of restricted stock issued to Messrs. Beach, Hart, Levin and Neff on March 8, 2007 which vest March 8, 2006. Each non-employee director has the right to receive distributions on and vote, but not to transfer such shares.

(6)
The addresses for our 5% or more holders are as follows: Resource America: 1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103; Omega Advisors, Inc.: 88 Pine Street, Wall Street Plaza, 31st Floor, New York, New York 10005 and Kensington Investment Group, Inc.: 4 Orinda Way, Orinda, California 94563.

(7)
Includes (i) 921 shares of restricted stock granted to the Manager in connection with our March 2005 private placement that the Manager has not allocated to its employees, (ii) 100,000 shares purchased by the Manager in our initial public offering, (iii) 900,000 shares purchased by Resource Capital Investor in our March 2005 private placement, (iv) 900,000 shares purchased by Resource Capital Investor in our initial public offering, (v) 24,036 shares transferred to the Manager as incentive compensation pursuant to the terms of its management agreement with us and (vi) 100,088 shares of common stock issuable upon exercise of the warrants which vested on January 13, 2007.

(8)
This information is based on a Schedule 13G/A filed with the SEC on February 9, 2007. Leon G. Cooperman has or shares voting and/or investment power over these shares. Under the terms of a limited waiver granted to Omega Advisors with respect to ownership limitations in our declaration of trust, Omega Advisors may be prohibited from exercising a majority of these warrants without first disposing of other shares of our common stock. See “Description of Capital Stock and Warrants—Restrictions on Ownership and Transfer.”

(9)	This information is based on a Schedule 13G/A filed with the SEC on January 30, 2007.

Equity Compensation Plan Information

The following table summarizes certain information about our 2005 stock incentive plan as of December 31, 2006:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
Options	651,666	$15.00
Restricted shares	252,584	N/A
Total	904,250		528,444 (1)

1)
Upon the July 2006 hiring of certain significant employees of the Manager, RCC agreed to pay up to 100,000 shares of restricted stock and 100,000 options to purchase restricted stock upon the achievement of certain performance thresholds. These securities remain available for future issuance. See Item 8, “Financial Statements and Supplementary Data” - “Note 9 Capital Stock and Earnings Per Share” for a further discussion.

Back to Index
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationships and Related Transactions

We have entered into a management agreement under which the Manager receives substantial fees. We describe these fees in Item 1 − “Business − Management Agreement.” For the year ended December 31, 2006, the Manager earned base management fees of approximately $3.7 million and incentive compensation fees of $1.1 million. We also reimburse the Manager and Resource America for financial services expense, rent and other expenses incurred in the performance of their duties under the management agreement. For the year ended December 31, 2006, we reimbursed the Manager $954,000 for such expenses. In addition, we may reimburse the Manager and Resource America for expenses for employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform. No such expense reimbursements were made in the year ended December 31, 2006. As of December 31, 2006, we had executed four CDO transactions. These CDO transactions are structured for us by the Manager; however, the Manager is not separately compensated by us for these transactions.

The Manager is an indirect wholly-owned subsidiary of Resource America. Edward E. Cohen, the Chairman of Resource America and the Manager, and Jonathan Z. Cohen, the Chief Executive Officer and President of Resource America and the Manager, in the aggregate beneficially owned approximately 23% of Resource America’s common stock as of December 1, 2006. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Steven J. Kessler, one of our executive officers, is the Executive Vice President and Chief Financial Officer of Resource America. Thomas C. Elliott, one of our officers and an executive officer through June 27, 2006, is a Senior Vice President - Finance and Operations of Resource America. Two other of our executive officers, Jeffrey D. Blomstrom and David E. Bloom, are executive officers of subsidiaries of Resource America.

Resource America, entities affiliated with it and our executive officers and directors collectively beneficially own 3,728,820 shares of common stock, representing approximately 15% of our common stock on a fully-diluted basis, including 72,500 shares purchased by our executive officers and directors in our February 2006 initial public offering, 84,400 shares purchased by our executive officers and directors subsequent to our February 2006 initial public offering, 345,000 shares of restricted stock and options to purchase 651,666 shares of our common stock granted to the Manager upon completion of our March 2005 private offering (of which 344,079 shares of restricted stock and 649,500 stock options were allocated to Resource America, entities affiliated with it and our officers and directors), 12,628 shares of restricted stock granted to our directors and 24,036 shares of common stock issued to the Manager as incentive compensation.

LEAF Financial Corp. a majority-owned subsidiary of Resource America, originates and manages our equipment lease and note investments. We purchase these investments from LEAF Financial at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF Financial for its origination costs. In addition, we pay LEAF Financial an annual servicing fee, equal to 1% of the book value of managed assets, for servicing our equipment lease investments. For the year ended December 31, 2006, we acquired $106.7 million of equipment lease and note investments from LEAF Financial, including $1.1 million of origination cost reimbursements. During the year ended December 31, 2006, we paid LEAF Financial $659,000 in annual servicing fees. During the year ended December 31, 2006, we sold four leases back to LEAF Financial for $17.3 million, their book value.

Back to Index

In December 2006, our wholly-owned subsidiary, RCC Commercial, transferred 100% of the membership interests in Resource Capital Funding II to LEAF Funding, Inc., an indirect subsidiary of Resource America. Resource Capital Funding had no assets at the time of the transfer. As we discuss in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” as part of this transfer, the related loan agreement with Morgan Stanley Bank was transferred. We were reimbursed $125,000 by LEAF Funding for fees and expenses we had incurred in establishing the facility.

Policies and Procedures Regarding Related Transactions

Under our Management Agreement with the Manager and Resource America, we have established policies regarding the offer of potential investments to us, our acquisition of those investments and the allocation of those investments among other programs managed by the Manager or Resource America. We have also established policies regarding investing in investment opportunities in which the Manager or Resource America has an interest and regarding investing in any investment fund or CDO structured, co-structured or managed by the Manager or Resource America.

The Manager and Resource America must offer us the right to consider all investments they identify that are within the parameters of our investment strategies and policies. For all potential investments other than in equipment leases and notes, if the Manager and Resource America identify an investment that is appropriate both for us and for one or more other investment programs managed by them, but the amount available is less than the amount sought by all of their investment programs, they will allocate the investment among us and such other investment programs in proportion to the relative amounts of the investment sought by each. If the portion of the investment allocable to a particular investment program would be too small for it to be appropriate for that investment program, either because of economic or market inefficiency, regulatory constraints (such as REIT qualification or exclusion from regulation under the Investment Company Act) or otherwise, that portion will be reallocated among the other investment programs. Investment programs that do not receive an allocation will have preference in future investments where investment programs are seeking more of the investment than is available so that, on an overall basis, each investment program is treated equitably.

To equitably allocate investments that the Manager or Resource America has acquired at varying prices, the Manager and Resource America will allocate the investment so that each investment program will pay approximately the same average price.

With respect to equipment leases and notes, if an investment is appropriate for more than one investment program, including us, the Manager and Resource America will allocate the investment based on the following factors:

•	which investment program has been seeking investments for the longest period of time;

•	whether the investment program has the cash required for the investment;

•	whether the amount of debt to be incurred with respect to the investment is acceptable for the investment program;

•	the effect the investment will have on the investment program’s cash flow;

•	whether the investment would further diversify, or unduly concentrate, the investment program’s investments in a particular lessee, class or type of equipment, location or industry; and

•	whether the term of the investment is within the term of the investment program.

The Manager and Resource America may make exceptions to these general policies when other circumstances make application of the policies inequitable or uneconomic.

Back to Index

The Manager has also instituted policies designed to mitigate potential conflicts of interest between it and us, including:

•
We will not be permitted to invest in any investment fund or CDO structured, co-structured or managed by the Manager or Resource America other than those structured, co-structured or managed on our behalf. The Manager and Resource America will not receive duplicate management fees from any such investment fund or CDO to the extent we invest in it.

•
We will not be permitted to purchase investments from, or sell investments to, the Manager or Resource America, except that we may purchase investments originated by those entities within 60 days before our investment.

Except as described above or provided for in our management agreement with the Manager and Resource America, we have not adopted a policy that expressly prohibits transactions between us or any of our directors, officers, employees, security-holders or affiliates. However, our code of business conduct and ethics prohibits any transaction that involves an actual or potential conflict except for transactions permitted under guidelines which may be adopted by our Board of Directors. No such guidelines have been adopted as of the date of this report. In addition, our Board of Directors may approve a waiver of the code of ethics and business conduct for a specific transaction, which must be reported to our stockholders to the extent required by applicable law or New York Stock Exchange rule. No such waivers have been granted through the date hereof.

Director Independence

Our common stock is listed on the NYSE under the symbol “RSO” and we are subject to the NYSE’s listing standards. The board of directors has determined that Messrs. Beach, Hart, Ickowicz, Levin and Neff each satisfy the requirement for independence set out in Section 303A.02 of the rules of the NYSE and that each of these directors has no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the NYSE rule referenced above.

Back to Index

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees (Revised)

The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the period from March 8, 2005 to December 31, 2005 were approximately $316,000. This amount has been revised to include $175,000 of audit fees relating to that period but which had not yet been billed as of December 31, 2005. The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2006 were approximately $515,000.

The aggregate fees billed by Grant Thornton LLP for audit services in connection with the filing of our registration statements with the Securities and Exchange Commission were approximately $646,000 for the period from March 8 2005 to December 31, 2005 and $638,000 for the year ended December 31, 2006. The amount for the period from March 8, 2005 to December 31, 2005 has been reallocated to Audit Fees from Audit - Related fees and include $38,000 of fees relating to the period but which had not yet been billed as of December 31, 2005.

Audit−Related Fees (Revised)

Fees previously reported under this caption in 2005  have been reallocated and are included above.

Tax Fees

There were no fees paid to Grant Thornton LLP for professional services related to tax compliance, tax advice and tax planning for the year period from March 8, 2005 to December 31, 2005 or the year ended December 31, 2006.

All Other Fees

We did not incur fees in 2005 or 2006 for other services not included above.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee will, on at least an annual basis, review audit and non-audit services performed by Grant Thornton, LLP as well as the fees charged by Grant Thornton, LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the Audit Committee. All of such services and fees were pre-approved during the year ended December 31, 2006.

Back to Index
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and 2005.
Consolidated Statements of Income for the year ended December 31, 2006 and the period ended December 31, 2005
Consolidated Statements of Changes in Stockholders’ Equity for year ended December 31, 2006 and the period ended December 31, 2005
Consolidated Statements of Cash Flows for the year ended December 31, 2006 and the period ended December 31, 2005
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

Exhibit No.  Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Resource Capital Corp.
3.2 (1)	Amended and Restated Bylaws of Resource Capital Corp.
4.1 (1)	Form of Certificate for Common Stock for Resource Capital Corp.
4.2 (2)	Junior Subordinated indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., as Trustee, dated May 25, 2006.
4.3 (2)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006.
4.4 (2)	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated May 25, 2006.
4.5 (3)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., as Trustee, dated September 29, 2006.
4.6 (3)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated September 29, 2006.
4.7 (3)	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated September 29, 2006.
10.2 (1)	Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of March 8, 2005.
10.3 (1)	2005 Stock Incentive Plan.
10.4 (1)	Form of Stock Award Agreement.
10.5 (1)	Form of Stock Option Agreement.
10.6 (1)	Form of Warrant to Purchase Common Stock.
10.7 (2)	Junior Subordinated Note and Purchase Agreement by and between Resource Capital Corp. and Resource Capital Trust I, dated May 25, 2006.
10.8 (3)	Junior Subordinated Note Purchase Agreement by and between Resource Capital Corp. and RCC Trust II, dated September 29, 2006.

Back to Index
         Exhibit No.  Description
21.1 (4)	List of Subsidiaries of Resource Capital Corp.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-138990.

Back to Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP. (Registrant)

Date: March 30, 2007	By:	/s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	March 30, 2007
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President and Chief Executive Officer	March 30, 2007
JONATHAN Z. COHEN

/s/ Walter T. Beach	Director	March 30, 2007
WALTER T. BEACH

/s/ William B. Hart	Director	March 30, 2007
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 30, 2007
GARY ICKOWICZ

/s/ Murray S. Levin	Director	March 30, 2007
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 30, 2007
P. SHERRILL NEFF

/s/ David J. Bryant	Chief Financial Officer, Chief Accounting Officer and Treasurer	March 30, 2007
DAVID J. BRYANT