Form 10-Q
period 2007-03-31
Resource Capital Corp.
filed 2007-05-10
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on May 7, 2007 was 24,995,217 shares.

Baick to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Baick to Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$14,517	$5,354
Restricted cash	48,298	30,721
Due from broker	1,883	2,010
Securities available-for-sale, at fair value	379,856	420,997
Loans held for investment	1,576,305	1,240,288
Direct financing leases and notes	87,934	88,970
Investments in unconsolidated entities	1,548	1,548
Accrued interest receivable	12,498	8,839
Principal paydown receivables	1,496	503
Other assets	3,579	3,599
Total assets	$2,127,914	$1,802,829
LIABILITIES
Borrowings	$1,806,693	$1,463,853
Distribution payable	9,748	7,663
Accrued interest expense	9,161	6,523
Derivatives, at fair value	3,457	2,904
Accounts payable and other liabilities	3,438	4,335
Total liabilities	1,832,497	1,485,278
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001: 500,000,000 shares authorized; 24,995,217 and 23,821,434 shares issued and outstanding (including 303,945 and 234,224 unvested restricted shares)	25	24
Additional paid-in capital	355,707	341,400
Deferred equity compensation	-	(1,072)
Accumulated other comprehensive loss	(46,485)	(9,279)
Distributions in excess of earnings	(13,830)	(13,522)
Total stockholders’ equity	295,417	317,551
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,127,914	$1,802,829

See accompanying notes to consolidated financial statements

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
REVENUES
Securities	$7,396	$16,372
Loans	30,281	11,019
Leases	1,910	506
Interest income − other	423	1,536
Interest income	40,010	29,433
Interest expense	26,789	21,202
Net interest income	13,221	8,231

Net realized gains (losses) on securities available-for-sale	70	(699)
Other income	36	−
Total revenues	13,327	7,532

EXPENSES
Management fee expense − related party	2,032	993
Equity compensation expense − related party	486	582
Professional services	692	261
Insurance expense	121	120
General and administrative	557	426
Total expenses	3,888	2,382
NET INCOME	$9,439	$5,150

NET INCOME PER SHARE - BASIC	$0.39	$0.31

NET INCOME PER SHARE - DILUTED	$0.38	$0.31

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − BASIC	24,433,417	16,617,808

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − DILUTED	24,837,709	16,752,520

DIVIDENDS DECLARED PER SHARE	$0.39	$0.33

See accompanying notes to consolidated financial statements

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Equity Compensation		Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Total Stockholders’ Equity	Comprehensive Loss
Balance, January 1, 2007	23,821,434	$24	$341,400		$(1,072)	$(9,279)	$	−	$(13,522)	$317,551
Net proceeds from common stock offerings	650,000	1	10,134							10,135
Offering costs			(285)							(285)
Reclassification of deferred equity compensation			(1,072)		1,072					−
Stock based compensation	198,905		171							171
Stock based compensation, fair value adjustment										−
Exercise of common stock warrant	324,878		4,873							4,873
Amortization of stock based compensation			486							486
Net income								9,439		9,439	$9,439
Securities available-for- sale, fair value adjustment						(36,675)				(36,675)	(36,675)
Designated derivatives, fair value adjustment						(530)				(530)	(530)
Distributions - Common Stock								(9,439)	(309)	(9,748)
Comprehensive loss											$(27,766)
Balance, March 31, 2007	24,995,217	$25	$355,707	$	−	$(46,484)	$	−	$(13,831)	$295,417

See accompanying notes to consolidated financial statements

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,439		$5,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175		56
Amortization of discount on investments, net	(293)		(157)
Amortization of debt issuance costs	523		279
Amortization of stock based compensation	486		582
Non-cash incentive compensation to the manager	186		31
Net realized losses (gains) on derivative instruments	15		(480)
Net realized (losses) gains on investments	(70)		699
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(17,577)		3,552
Increase in accrued interest receivable, net of purchased interest	(3,551)		(1,449)
Decrease in due from broker	127		525
(Increase) decrease in principal paydowns receivable	(992)		2,423
Increase (decrease) in management and incentive fee payable	26		(114)
Increase in security deposits	78		1,011
(Decrease) increase in accounts payable and accrued liabilities	(1,189)		328
Increase (decrease) in accrued interest expense	2,752		(1,129)
(Increase) decrease in other assets	(149)		121
Net cash (used in) provided by operating activities	(10,014)		11,428
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(28,916)		(4,724)
Principal payments on securities available-for-sale	3,707		36,942
Proceeds from sale of securities available-for-sale	29,867		131,577
Purchase of loans	(245,921)		(117,097)
Principal payments received on loans	98,224		37,685
Proceeds from sales of loans	65,713		34,543
Purchase of direct financing leases and notes	(6,747)		(42,247)
Proceeds from and payments received on direct financing leases and notes	6,615		4,594
Proceeds from sale of direct financing leases and notes	1,214		–
Net cash provided by (used in) investing activities	(76,244)		81,273
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (net of offering costs of $285 and $2,061)	14,895		27,604
Proceeds from borrowings:
Repurchase agreements	180,058		2,622,885
Secured term facility	6,387		55,767
Payments on borrowings:
Repurchase agreements	(91,682)		(2,773,250)
Secured term facility	(6,574)		−
Unsecured revolving credit facility	−		(15,000)
Settlement of derivative instruments	−		881
Distributions paid on common stock	(7,663)		(5,646)
Net cash provided by (used in) financing activities	95,421		(86,759)
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,163		5,942
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,354		17,729
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,517		$23,671
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid	$9,748		$5,877
Issuance of restricted stock	$3,176	$	−
Purchase of loans on warehouse line	$(254,012)		$(69,832)
Proceeds from warehouse line	$254,012		$69,832
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$26,090		$32,413

See accompanying notes to consolidated financial statements

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

The Company has three direct wholly-owned subsidiaries: RCC Real Estate, Inc. (“RCC Real Estate”), RCC Commercial, Inc. (“RCC Commercial”) and Resource TRS, Inc. (“Resource TRS”). RCC Real Estate holds real estate investments, including commercial real estate loans. RCC Commercial holds bank loan investments and real estate investments, including commercial and residential real estate-related securities. Resource TRS holds all the Company’s equipment leases and notes. RCC Real Estate owns 100% of the equity interest in Resource Real Estate Funding CDO 2006-1 (“RREF 2006-1”), a Cayman Islands limited liability company and qualified REIT subsidiary (“QRS”). RREF 2006-1 was established to complete a collateralized debt obligation (“CDO”) issuance secured by a portfolio of commercial real estate loans. RCC Commercial owns 100% of the equity interest in Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”). Apidos CDO I was established to complete a CDO secured by a portfolio of bank loans. RCC Commercial owns 100% of the equity interest in Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and TRS. Apidos CDO III was established to complete a CDO secured by a portfolio of bank loans. RCC Commercial owns 100% of the equity interest in Ischus CDO II, Ltd. (“Ischus CDO II”), a Cayman Islands limited liability company and QRS. Ischus CDO II was established to complete a CDO issuance secured by a portfolio of mortgage-backed and other asset-backed securities. As of March 31, 2007, the Company had also formed Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company that the Company has elected to treat as a TRS. RCC Commercial purchased 10,000 preference shares in the amount of $5.0 million, constituting 100% of the equity in the CDO, during the warehouse period and intends to purchase 100% of the equity interest in Apidos Cinco CDO upon termination of the warehouse agreement. Apidos Cinco CDO was established to complete the Company’s third CDO that will be secured by a portfolio of bank loans.

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. The results of operations for the three months ended March 31, 2007 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2007.

Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation.

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in Resource TRS, a domestic taxable real estate investment trust (“REIT”) subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code of 1986, as amended. As of March 31, 2007 and December 31, 2006, Resource TRS recognized a $145,000 and $67,000, respectively, provision for income taxes.

Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, the Company’s foreign taxable REIT subsidiaries, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I’s, Apidos CDO III’s and Apidos Cinco CDO’s current taxable income in its calculation of REIT taxable income.

Allowance for Loan and Lease Losses

At March 31, 2007, all of the Company’s loans were current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans that exhibit characteristics indicating that permanent impairment has occurred. Accordingly, as of March 31, 2007, the Company had not recorded an allowance for loan losses.

Stock Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” as of January 1, 2006. Issuances of restricted stock and options are accounted for using the fair value based methodology prescribed by SFAS No. 123(R) whereby the fair value of the award is measured on the grant date and expensed monthly in stockholders’ equity through an increase to additional paid-in capital and an offsetting entry to equity compensation expense - related party on the consolidated statements of income. For issuances to the Company’s Manager and to non-employees, the unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed. For issuance to the Company’s four non-employee directors, the amount is not remeasured under the fair value-based method. The compensation for each of these issuances is amortized over the service period and included in equity compensation expense (see Note 9).

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

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Variable Interest Entities − (Continued)

During January 2007, the Company entered into warehouse agreement with an affiliate of Credit Suisse Securities (USA) LLC, (“CS”) providing that CS will fund the purchase of bank loans by Apidos Cinco CDO. On January 8, 2007, the Company purchased 10,000 preference shares for $5.0 million from Apidos Cinco CDO and guaranteed up to the first $10.0 million in losses. The Company intends to purchase 100% of the equity issued by Apidos Cinco CDO upon termination of the warehouse agreement. As a result, the Company consolidated Apidos Cinco CDO at March 31, 2007.

Accounting for Certain Mortgage-Backed Securities and Related Repurchase Agreements

In certain circumstances, the Company has purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty. The Company’s policy is to currently record the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets. Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated statements of income. However, under a certain technical interpretation of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets,” such transactions may not qualify as a purchase. Management of the Company believes, based upon its determination that the method it has adopted is industry practice, that it is accounting for these transactions in an appropriate manner.  However, the result of this technical interpretation would prevent the Company from presenting the debt investments and repurchase agreements and the related interest income and interest expense on a gross basis on the Company’s consolidated financial statements. Instead, the Company would present the net investment in these transactions with the counterparty as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. As of March 31, 2007, the Company had no transactions in mortgage-backed securities where debt instruments were financed with the same counterparty. As of December 31, 2006, the Company had one transaction where debt instruments were financed with the same counterparty.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities − Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

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

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Pronouncements − (Continued)

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. The Company adopted FIN 48 on January 1, 2007. The adoption had no material effect on the Company’s financial statements.

NOTE 3 - RESTRICTED CASH

Restricted cash consists of $38.3 million of principal and interest payments collected on investments held in four CDO trusts, a $2.4 million credit facility reserve used to fund future investments that will be acquired by the Company’s two closed bank loan CDO trusts, a $100,000 expense reserve used to cover CDO operating expenses and $5.0 million of cash held in escrow in conjunction with Apidos CDO Cinco. The remaining $2.5 million interest reserve and security deposits held in connection with the Company’s equipment lease and loan portfolio.

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE

The following tables summarize the Company's mortgage-backed securities and other asset-backed securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
March 31, 2007:
ABS-RMBS	$345,842	$176	$(41,735)	$304,283
Commercial mortgage-backed	27,947	3	(830)	27,120
Commercial mortgage-backed private placement	27,427	12	(117)	27,322
Other asset-backed	21,346	75	(290)	21,131
Total	$422,562	$266	$(42,972)	$379,856
December 31, 2006:
ABS-RMBS	$348,496	$913	$(6,561)	$342,848
Commercial mortgage-backed	27,951	23	(536)	27,438
Commercial mortgage-backed private placement	30,055	−	−	30,055
Other asset-backed	20,526	130	−	20,656
Total	$427,028	$1,066	$(7,097)	$420,997

(1)	As of March 31, 2007 and December 31, 2006, all securities were pledged as collateral security under related financings.

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE − (Continued)

The following tables summarize the estimated maturities of the Company’s mortgage-backed securities and other asset-backed securities according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost		Weighted Average Coupon
March 31, 2007:
Less than one year		$7,683		$9,560	7.10%
Greater than one year and less than five years		314,027		353,884	6.86%
Greater than five years and less than ten years		53,396		54,279	6.07%
Ten years or greater		4,750		4,839	6.02%
Total		$379,856		$422,562	6.76%
December 31, 2006:
Less than one year	$	−	$	−	−%
Greater than one year and less than five years		378,057		383,700	6.78%
Greater than five years and less than ten years		39,931		40,328	6.07%
Ten years or greater		3,009		3,000	7.23%
Total		$420,997		$427,028	6.71%

The contractual maturities of the securities available-for-sale range from February 2014 to March 2051.

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2007:
ABS-RMBS	$221,365	$(23,324)	$75,137	$(18,411)	$296,502	$(41,735)
Commercial mortgage-backed	7,701	(184)	19,029	(646)	26,730	(830)
Commercial mortgage-backed private placement	14,722	(117)	−	−	14,722	(117)
Other asset-backed	8,276	(290)	−	−	8,276	(290)
Total temporarily impaired securities	$252,064	$(23,915)	$94,166	$(19,057)	$346,230	$(42,972)
December 31, 2006:
ABS-RMBS	$143,948	$(2,580)	$86,712	$(3,981)	$230,660	$(6,561)
Commercial mortgage-backed	−	−	19,132	(536)	19,132	(536)
Other asset-backed	−	−	−	−	−	−
Total temporarily impaired securities	$143,948	$(2,580)	$105,844	$(4,517)	$249,792	$(7,097)

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE − (Continued)

The temporary impairment of the securities available-for-sale results from the fair value of the securities falling below their amortized cost basis and is primarily attributed to changes in interest rates. The Company intends and has the ability to hold the securities until the fair value of the securities held is recovered, which may be maturity. As such, the Company does not believe any of the securities held are other-than-temporarily impaired at March 31, 2007 and December 31, 2006, respectively.

NOTE 5 - LOANS HELD FOR INVESTMENT

The following is a summary of loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium	Amortized Cost (1)
March 31, 2007:
Bank loans	$870,419	$1,214	$871,633
Commercial real estate loans:
Whole loans	270,189	(2,372)	267,817
A notes	22,500	12	22,512
B notes	195,734	134	195,868
Mezzanine loans	223,522	(5,047)	218,475
Total commercial real estate loans	711,945	(7,273)	704,672
Total	$1,582,364	$(6,059)	$1,576,305
December 31, 2006:
Bank loans	$613,322	$908	$614,230
Commercial real estate loans:
Whole loans	190,768	−	190,768
A notes	42,515	−	42,515
B notes	203,553	33	203,586
Mezzanine loans	194,776	(5,587)	189,189
Total commercial real estate loans	631,612	(5,554)	626,058
Total	$1,244,934	$(4,646)	$1,240,288

(1)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2007 and December 31, 2006.

At March 31, 2007, the Company’s bank loan portfolio consisted of $871.6 million of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 1.38% and LIBOR plus 6.25% with maturity dates ranging from November 2007 to August 2022.

At December 31, 2006, the Company’s bank loan portfolio consisted of $614.0 million of floating rate loans, which bear interest ranging between the LIBOR plus 1.38% and LIBOR plus 7.50% with maturity dates ranging from March 2008 to August 2022, and a $249,000 fixed rate loan, which bears interest at 6.25% with a maturity date of September 2015.

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 5 - LOANS HELD FOR INVESTMENT− (Continued)

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Range of Maturity Dates
March 31, 2007:
Whole loans, floating rate	15	$233,787	LIBOR plus 2.00% to LIBOR plus 3.65%	August 2007 to March 2010
Whole loans, fixed rate	3	34,030	6.98% to 7.52%	February 2010 to March 2012
A notes, floating rate	1	22,512	LIBOR plus 1.35%	April 2008
B notes, floating rate	9	139,571	LIBOR plus 1.90% to LIBOR plus 6.25%	May 2007 to October 2008
B notes, fixed rate	3	56,297	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	9	134,454	LIBOR plus 2.15% to LIBOR plus 4.50%	August 2007 to February 2009
Mezzanine loans, fixed rate	8	84,021	5.78% to 11.00%	April 2007 to September 2016
Total	48	$704,672
December 31, 2006:
Whole loans, floating rate	9	$190,768	LIBOR plus 2.50% to LIBOR plus 3.65%	August 2007 to January 2010
A notes, floating rate	2	42,515	LIBOR plus 1.25% to LIBOR plus 1.35%	January 2008 to April 2008
B notes, floating rate	10	147,196	LIBOR plus 1.90% to LIBOR plus 6.25%	April 2007 to October 2008
B notes, fixed rate	3	56,390	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	7	105,288	LIBOR plus 2.20% to LIBOR plus 4.50%	August 2007 to October 2008
Mezzanine loans, fixed rate	8	83,901	5.78% to 11.00%	August 2007 to September 2016
Total	39	$626,058

As of March 31, 2007 and December 31, 2006, the Company had not recorded an allowance for loan losses. At March 31, 2007 and December 31, 2006, all of the Company’s loans were current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and secondary market prices, the Company did not identify any loans with characteristics indicating that permanent impairment had occurred.

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 6 - DIRECT FINANCING LEASES AND NOTES

The Company’s direct financing leases and notes have weighed average initial lease and note terms of 72 months and 73 months, as of March 31, 2007 and December 31, 2006. The interest rates on leases and notes receivable range from 6.8% to 13.4% and from 6.1% to 13.4% as of March 31, 2007 and December 31, 2006, respectively. Investments in direct financing leases and notes, net of unearned income, were as follows (in thousands):

	March 31,	December 31,
	2007	2006
Direct financing leases, net	$30,296	$30,270
Notes receivable	57,638	58,700
Total	$87,934	$88,970

The components of direct financing leases are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Total future minimum lease payments	$36,030	$36,008
Unguaranteed residual	11	11
Unearned income	(5,745)	(5,749)
Total	$30,296	$30,270

NOTE 7 - BORROWINGS

The Company finances the acquisition of its investments, including securities available-for-sale, loans and equipment leases and notes, primarily through the use of secured and unsecured borrowings in the form of CDOs, repurchase agreements, a secured term facility, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

Borrowings at March 31, 2007 and December 31, 2006 is summarized in the following table (dollars in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
March 31, 2007:
Repurchase Agreements (1)	$208,947	6.32%	19 days	$270,892
RREF CDO 2006-1 Senior Notes (2)	260,048	6.14%	39.4 years	319,368
Ischus CDO II Senior Notes (3)	371,307	5.80%	33.4 years	352,534
Apidos CDO I Senior Notes (4)	317,483	5.83%	10.3 years	341,137
Apidos CDO III Senior Notes (5)	258,863	5.81%	13.2 years	278,005
Apidos Cinco CDO Warehouse Agreement (6)	254,012	5.95%	91 days	253,570
Secured Term Facility	84,485	6.33%	3.0 years	87,934
Unsecured Junior Subordinated Debentures (7)	51,548	9.31%	29.4 years	−
Total	$1,806,693	6.06%	17.3 years	$1,903,440
December 31, 2006:
Repurchase Agreements (1)	$120,457	6.18%	16 days	$149,439
RREF CDO 2006-1 Senior Notes (2)	259,902	6.17%	39.6 years	334,682
Ischus CDO II Senior Notes (3)	371,159	5.83%	33.6 years	390,942
Apidos CDO I Senior Notes (4)	317,353	5.83%	10.6 years	339,858
Apidos CDO III Senior Notes (5)	258,761	5.81%	13.5 years	273,932
Secured Term Facility	84,673	6.33%	3.25 years	88,970
Unsecured Junior Subordinated Debentures (7)	51,548	9.32%	29.7 years	−
Total	$1,463,853	6.07%	21.5 years	$1,577,823

(1)
For March 31, 2007, collateral consists of securities available-for-sale of $27.3 million and loans of $243.6 million. For December 31, 2006, collateral consists of securities available-for-sale of $30.1 million and loans of $119.4 million.

(2)	Amount represents principal outstanding of $265.5 million less unamortized issuance costs of $5.5 million and $5.6 million as of March 31, 2007 and December 31, 2006, respectively.
(3)	Amount represents principal outstanding of $376.0 million less unamortized issuance costs of $4.7 million and $4.8 million as of March 31, 2007 and December 31, 2006, respectively.
(4)	Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $4.0 million and $4.1 million as of March 31, 2007 and December 31, 2006, respectively.
(5)	Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $3.6 million and $3.7 million as of March 31, 2007 and December 31, 2006, respectively.
(6)	The value of the collateral does not include $5.0 million held in escrow that is reported on the consolidated balance sheet as a part of restricted cash as of March 31, 2007.
(7)
Amount represents junior subordinated debentures issued to Resource Capital Trust I and RCC Trust II in connection with each respective trust’s issuance of trust preferred securities in May 2006 and September 2006, respectively.

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

The Company had repurchase agreements with the following counterparties at the dates indicated (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2007:
Credit Suisse Securities (USA) LLC	$1,434	24	5.48%
Bear, Stearns International Limited	$17,494	16	6.37%
Column Financial Inc, a subsidiary of Credit Suisse Securities (USA) LLC	$41,788	18	6.43%
J.P. Morgan Securities, Inc.	$2,566	30	5.78%

December 31, 2006:
Credit Suisse Securities (USA) LLC	$863	11	5.40%
Bear, Stearns International Limited	$15,538	17	6.43%
Column Financial Inc, a subsidiary of Credit Suisse Securities (USA) LLC	$13,262	18	6.42%

(1)	Equal to the fair value of securities or loans sold to the counterparties, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Repurchase and Credit Facilities

In August 2006, the Company’s subsidiary, RCC Real Estate SPE 2, LLC, entered into a master repurchase agreement with Column Financial, Inc., a wholly-owned subsidiary of CS to finance the purchase of commercial real estate loans. The maximum amount of the Company’s borrowing under the repurchase agreement is $300.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. These are 30 day contracts. The Company has guaranteed RCC Real Estate SPE 2, LLC’s obligations under the repurchase agreement to a maximum of $300.0 million. At March 31, 2007, RCC Real Estate SPE 2, LLC had borrowed $141.6 million, all of which was guaranteed by the Company, with a weighted average interest rate of one-month LIBOR plus 1.01%, which was 6.43%. At December 31, 2006, RCC Real Estate SPE 2, LLC had borrowed $54.5 million, all of which was guaranteed by the Company, with a weighted average interest rate of LIBOR plus 1.07%, which was 6.42% at December 31, 2006.

In March 2006, the Company entered into a secured term credit facility with Bayerische Hypo - und Vereinsbank AG to finance the purchase of equipment leases and notes. The maximum amount of the Company’s borrowing under this facility is $100.0 million. Borrowings under this facility bear interest at one of two rates, determined by asset class.

       The Company paid $300,000 in commitment fees during the quarter ended March 31, 2006. Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility and are recorded in the consolidated statements of income. The Company paid $13,000 in unused line fees for the quarter ended March 31, 2007. Unused line fees are charged immediately into interest expense and are recorded in the consolidated statements of income. As of March 31, 2007, the Company had borrowed $84.5 million at a weighted average interest rate of 6.33%. As of December 31, 2006, the Company had borrowed $84.7 million at a weighted average interest rate of 6.33%.  The facility expires March 2010.

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

Repurchase and Credit Facilities - (continued)

In December 2005, the Company entered into a $15.0 million unsecured revolving credit facility with Commerce Bank, N.A. This facility was increased to $25.0 million in April 2006. Outstanding borrowings bear interest at one of two rates elected at the Company’s option; (i) the lender’s prime rate plus a margin ranging from 0.50% to 1.50% based upon the Company’s leverage ratio; or (ii) LIBOR plus a margin ranging from 1.50% to 2.50% based upon the Company’s leverage ratio. The facility expires in December 2008. The Company paid Commerce $250,000 in commitment fees to enter into the facility and to increase the facility. Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility and are recorded in the consolidated statements of income. The Company paid $10,000 and $3,000 and in unused line fees as of March 31, 2007 and 2006, respectively. Unused line fees are expensed immediately into interest expense and are recorded in the consolidated statements of income. As of March 31, 2007 and December 31, 2006, no borrowings were outstanding under this facility.

The Company has received a waiver for the period ended March 31, 2007 from Commerce Bank, N.A. with respect to its non-compliance with the consolidated tangible net worth covenant. The waiver was required due to the Company’s unrealized loss on its ABS-RMBS portfolio during the three months ended March 31, 2007. Under the covenant, the Company is required to maintain a consolidated net worth (stockholder’s equity) of at least $195.0 million plus 90% of the net proceeds of any capital transactions, measured at each quarter end, as further described in the agreement.

In August 2005, the Company’s subsidiary, RCC Real Estate, Inc. (“RCC Real Estate”), entered into a master repurchase agreement with Bear, Stearns International Limited (“Bear Stearns”) to finance the purchase of commercial real estate loans. The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. These are 30 day contracts. The Company has guaranteed RCC Real Estate’s obligations under the repurchase agreement to a maximum of $150.0 million. At March 31, 2007, RCC Real Estate had borrowed $43.9 million, all of which was guaranteed by the Company, with a weighted average interest rate of one-month LIBOR plus 1.05%, which was 6.37% at March 31, 2007. At December 31, 2006, RCC Real Estate had borrowed $36.7 million, all of which was guaranteed by the Company, with a weighted average interest rate of one-month LIBOR plus 1.08%, which was 6.43% at December 31, 2006.

RCC Real Estate had received a waiver from Bear Stearns with respect to compliance with a financial covenant in the master repurchase agreement.  The waiver was required due to the Company's net loss during the three months ended September 30, 2006, which was caused by the loss realized by the Company on the sale of the remainder of its portfolio of agency ABS-RMBS.  Under the covenant, the Company is required to have no less than $1.00 of net income in any period of four consecutive calendar months.  The waiver was effective through January 31, 2007. As of the end of the waiver period, the Company was in compliance with the covenant.

In March 2005, the Company entered into a master repurchase agreement with CS to finance the purchase of agency ABS-RMBS securities. In December 2006, the Company began using this facility to finance the purchase of CMBS-private placement. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. These are 30 days contracts. At March 31, 2007, the Company had borrowed $13.3 million with a weighted average interest rate of 5.48%. At December 31, 2006, the Company had borrowed $29.3 million with a weighted average interest rate of 5.40%.

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

Repurchase and Credit Facilities - (continued)

The Company’s subsidiary, RCC Commercial, Inc., has received a waiver from CS as of and for the period ended March 31, 2007 with respect to its non-compliance with the net asset value decline condition, as defined in the agreement. The waiver was required due to the unrealized loss on its ABS-RMBS portfolio during the three months ended March 31, 2007.

In March 2005, the Company entered into a master repurchase agreement with J.P. Morgan Securities Inc. to finance the purchase of agency ABS-RMBS securities. In March 2007, the Company began using this facility to finance the purchase of CMBS-private placement. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term. These are 30 day contracts. At March 31, 2007, the Company had borrowed $10.1 million with a weighted average interest rate of 5.78%. As of December 31, 2006, no borrowings were outstanding under this facility.

Collateralized Debt Obligations

Apidos Cinco CDO Warehouse Agreement

In January 2007, the Company formed Apidos Cinco CDO and began borrowing on a warehouse facility provided by Credit Suisse Securities (USA) LLC, NA to purchase bank loans to include in Apidos Cinco CDO. This agreement, secured by a $5.0 million purchase of 10,000 preference shares of Apidos Cinco CDO, expires upon the closing of Apidos Cinco CDO. At March 31, 2007, Apidos Cinco CDO had borrowed $254.0 million. The facility bears interest at a rate of LIBOR plus 0.625%, which was 5.95% at March 31, 2007. RCC Commercial intends to purchase 100% of the equity in Apidos Cinco CDO upon execution of the CDO transaction.

Resource Real Estate Funding CDO 2006-1

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

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

Collateralized Debt Obligations − (Continued)

Resource Real Estate Funding CDO 2006-1 - (continued)

The senior notes issued to investors by RREF 2006-1 consist of the following classes: (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%. As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation. All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity. The weighted average interest rate on all notes issued to investors was 6.14% at March 31, 2007.

Apidos CDO III

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

The senior notes issued to investors by Apidos CDO III consist of the following classes: (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%. All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity. The weighted average interest rate on all notes was 5.81% at March 31, 2007.

Apidos CDO I

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

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

Collateralized Debt Obligations − (Continued)

Apidos CDO I - (continued)

The senior notes issued to investors by Apidos CDO I consist of the following classes: (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%. All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity. The weighted average interest rate on all notes was 5.83% at March 31, 2007.

Ischus CDO II, Ltd.

In July 2005, the Company closed Ischus CDO II, a $403.0 million CDO transaction that provides financing for mortgage-backed and other asset-backed securities. The investments held by Ischus CDO II collateralize the debt it issued and, as a result, those investments are not available to the Company, its creditors or stockholders. Ischus CDO II issued a total of $376.0 million of senior notes at par to investors and RCC Real Estate purchased a $27.0 million equity interest representing 100% of the outstanding preference shares. In August 2006, upon approval by the Company’s Board of Directors, the preference shares of Ischus CDO II were transferred to the Company’s wholly-owned subsidiary, RCC Commercial, Inc. (“RCC Commercial”). As of March 31, 2007, RCC Commercial owned a $27.0 million equity interest representing 100% of the outstanding preference shares. The equity interest is subordinate in right of payment to all other securities issued by Ischus CDO II.

The senior notes issued to investors by Ischus CDO II consist of the following classes: (i) $214.0 million of class A-1A notes bearing interest at one-month LIBOR plus 0.27%; (ii) $50.0 million of class A-1B delayed draw notes bearing interest on the drawn amount at one-month LIBOR plus 0.27%; (iii) $28.0 million of class A-2 notes bearing interest at one-month LIBOR plus 0.45%; (iv) $55.0 million of class B notes bearing interest at one-month LIBOR plus 0.58%; (v) $11.0 million of class C notes bearing interest at one-month LIBOR plus 1.30%; and (vi) $18.0 million of class D notes bearing interest at one-month LIBOR plus 2.85%. All of the notes issued mature on August 6, 2040, although the Company has the right to call the notes at par any time after August 6, 2009 until maturity. The weighted average interest rate on all notes was 5.80% at March 31, 2007.

Trust Preferred Securities

In May 2006 and September 2006, the Company formed Resource Capital Trust I (“RCTI”) and RCC Trust II (“RCTII”), respectively, for the sole purpose of issuing and selling trust preferred securities. In accordance with FASB Interpretation No. 46R (“FIN 46R”), although the Company owns 100% of the common shares of RCTI and RCTII, RCTI and RCTII are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of these entities. Each respective trust issued $25.0 million of preferred shares to unaffiliated investors.

In connection with the issuance and sale of the trust preferred securities, the Company issued junior subordinated debentures to RCTI and RCTII of $25.8 million each, representing the Company’s maximum exposure to loss. The debt issuance costs associated with the junior subordinated debentures for RCTI and RCTII at March 31, 2007 were $802,000 and $808,000, respectively. These costs, which are included in other assets, are being amortized into interest expense using the effective yield method over a ten year period.

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 7 - BORROWINGS − (Continued)

Trust Preferred Securities − (Continued)

The rights of holders of common shares of RCTI and RCTII are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, the common shareholders’ economic and voting rights are pari passu with the preferred shareholders. The preferred and common securities of RCTI and RCTII are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures. Unless earlier dissolved, RCTI will dissolve on May 25, 2041 and RCTII will dissolve on September 29, 2041. The junior subordinated debentures are the sole asset of RCTI and RCTII and mature on June 30, 2036 and October 30, 2036, respectively, and may be called at par by the Company any time after June 30, 2011 and October 30, 2011, respectively. Interest is payable for RCTI and RCTII quarterly at a floating rate equal to three-month LIBOR plus 3.95% per annum. The rates for RCTI and RCTII, at March 31, 2007, were 9.30% and 9.31%, respectively. The Company records its investments in RCTI and RCTII’s common shares of $774,000 each as investments in unconsolidated entities and records dividend income upon declaration by RCTI and RCTII.

NOTE 8 - CAPITAL STOCK

On December 19, 2006, the Company sold 6,000,000 shares of common stock, at a price of $16.50 per share, in a public offering.  The Company received net proceeds of approximately $93.0 million after payment of underwriting discounts and commissions of approximately $5.4 million and other offering expenses of approximately $600,000. On January 8, 2007, pursuant to a partial exercise by the underwriters of their over-allotment option, the Company sold 650,000 shares of common stock at a price of $16.50 per share. The Company received net proceeds of approximately $10.1 million after payment of underwriting discounts and commissions of approximately $590,000.

NOTE 9 - SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Manager	Non-Employee Directors	Non-Employees	Total
Unvested shares as of December 31, 2006	230,000	4,224	−	234,224
Issued	−	4,404	184,541	188,945
Vested	(115,000)	(4,224)	−	(119,224)
Forfeited	−	−	−	−
Unvested shares as of March 31, 2007	115,000	4,404	184,541	303,945

Pursuant to SFAS No. 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager at the current market price. The fair value of the unvested shares of restricted stock granted during the respective periods, including shares issued to the non-employee directors, was $3.3 million and $60,000 at March 31, 2007 and December 31, 2006, respectively.

On March 8, 2005, the Company granted 345,000 shares of restricted common stock and options to purchase 651,666 common shares at an exercise price of $15.00 per share, to the Manager. One third of the shares of restricted stock and options vested on each of March 8, 2006 and March 8, 2007. On March 8, 2005 and March 8, 2006, the Company also granted 4,000 and 4,224 shares of restricted common stock, respectively, to the Company’s non-employee directors as part of their annual compensation. These shares vested in full on March 8, 2006 and March 8, 2007, respectively.

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 9 - SHARED-BASED COMPENSATION − (Continued)

        On January 5, 2007, the Company issued 184,541 shares of restricted common stock under its 2005 Stock Incentive Plan. These restricted shares vest 33.3% on January 5, 2008. The balance will vest quarterly thereafter through January 5, 2010.

        On February 1, 2007 and March 8, 2007, the Company granted 816 and 3,588 shares of restricted stock, respectively, to the Company’s non-employee directors as part of their annual compensation. These shares will vest in full on the first anniversary of the date of grant.

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2007	651,666	$15.00
Granted	−	−
Exercised	−	−
Forfeited	−	−
Outstanding as of March 31, 2007	651,666	$15.00	8	$502
Exercisable at March 31, 2007	1,444	$15.00	8	$1

The common stock options have a contractual term of eight years. Upon exercise of options, new shares are issued.

The following table summarizes the status of the Company’s unvested shares as of March 31, 2007:

Unvested Shares	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2007	650,944	$15.00
Granted	−	15.00
Vested	(722)	15.00
Forfeited	−	−
Unvested at March 31, 2007	650,222	$15.00

The common stock transactions are valued using the Black-Scholes model using the following assumptions:

	As of March 31, 2007	As of December 31, 2006
Expected life	8 years	8 years
Discount rate	4.670%	4.775%
Volatility	23.79%	20.91%
Dividend yield	10.69%	9.73%

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 9 - SHARED-BASED COMPENSATION − (Continued)

The fair value of each common stock transaction for the three months ended March 31, 2007 and for the year ended December 31, 2006, respectively, was $0.922 and $1.061. For the three months ended March 31, 2007 and 2006, the components of equity compensation expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Options granted to Manager	$(11)	$112
Restricted shares granted to Manager	480	455
Restricted shares granted to non-employee directors	17	15
Total equity compensation expense	$486	$582

During the three months ended March 31, 2007 and 2006, the Manager received 9,960 and 5,738 shares, respectively, as incentive compensation, valued at $172,000 and $86,000, respectively, pursuant to the management agreement.

In connection with the July 2006 hiring of a commercial mortgage direct loan origination team by Resource Real Estate, Inc. (“Resource Real Estate”), a subsidiary of RAI, (see Related Party Transactions - Note 11), the Company agreed to issue up to 100,000 shares of common stock and options to purchase an additional 100,000 shares of common stock, if certain loan origination performance thresholds are achieved by this origination team for the Company’s account. The performance thresholds are two-tiered.  Upon the achievement of $400.0 million of direct loan originations of commercial real estate loans, 60,000 restricted shares of common stock and options to purchase an additional 60,000 shares of common stock are issuable.  Upon the achievement of another $300.0 million of direct loan originations of commercial real estate loans, a second tranche of 40,000 restricted shares of common stock and options to purchase another 40,000 shares of common stock are issuable.  The restricted shares and options to purchase shares of common stock vest over a two-year period after issuance. The Company accounts for equity instruments issued to non-employees for goods or services in accordance with the provisions of SFAS No. 123(R) and Emerging Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” ("EITF 96-18"). Accordingly, when the origination team, none of whom is an employee of the Company, completes its performance or when a performance commitment is reached, the Company is required to measure the fair value of the equity instruments. No expense was recognized for the three months ended March 31, 2007, as neither a performance commitment nor completion of performance was achieved.

The Company has no formal equity award plan. All awards are discretionary in nature and subject to approval by the compensation committee.

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 10 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Basic:
Net income	$9,439	$5,150
Weighted average number of shares outstanding	24,433,417	16,617,808
Basic net income per share	$0.39	$0.31

Diluted:
Net income	$9,439	$5,150

Weighted average number of shares outstanding	24,433,417	16,617,808
Additional shares due to assumed conversion of dilutive instruments	404,292	134,712
Adjusted weighted-average number of common shares outstanding	24,837,709	16,752,520
Diluted net income per share	$0.38	$0.31

NOTE 11 - RELATED PARTY TRANSACTIONS

Management Agreement

The base management fee for the three months ended March 31, 2007 and 2006 was $1.3 million and $880,000, respectively. The incentive management fee for the three months ended March 31, 2007 and 2006 was $753,000 and $113,000, respectively.

At March 31, 2007, the Company was indebted to the Manager for base and incentive management fees of $866,000 and $753,000, respectively, and for the reimbursement of expenses of $149,000. At December 31, 2006, the Company was indebted to the Manager for base and incentive management fees of $711,000 and $687,000, respectively, and for reimbursement of expenses of $87,000. These amounts are included in accounts payable and accrued liabilities and management and incentive fee payable, respectively.

Relationship with Resource Real Estate

Resource Real Estate originates, finances and manages our commercial real estate loan portfolio, including A notes, B notes and mezzanine loans. The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated. At March 31, 2007 and December 31, 2006, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio of approximately $60,000 and $700,000, respectively.

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 11 - RELATED-PARTY TRANSACTIONS − (Continued)

Relationship with LEAF Financial Corporation (“LEAF”)

LEAF, a majority-owned subsidiary of RAI, originates and manages equipment leases and notes on the Company’s behalf. The Company purchases these leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs. At March 31, 2007 and December 31, 2006, the Company acquired $6.7 million and $106.7 million of equipment lease and note investments from LEAF, including $67,000 and $1.1 million of origination cost reimbursements, respectively. In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes. At March 31, 2007 and December 31, 2006, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of approximately $137,000 and $229,000, respectively. LEAF’s servicing fees for the three months ended March 31, 2007 and 2006 were $209,000 and $55,000, respectively.

During the three months ended March 31, 2007, the Company sold two notes back to LEAF at a price equal to their book value. The total proceeds received on outstanding notes receivable were $1.2 million.

Relationship with RAI

At March 31, 2007, RAI had a 7.7% ownership interest in the Company, consisting of 1,900,000 shares it had purchased, 24,036 shares received as incentive compensation pursuant to the management agreement and 614 vested shares associated with the issuance of restricted stock. In addition, executive officers of the Manager and its affiliates had a 1.0% ownership interest in the Company, consisting of 156,388 shares they had purchased and 81,664 vested shares associated with the issuance of restricted stock as of March 31, 2007. All purchased shares were either acquired in offerings by the Company at the same price at which shares were purchased by the other investors in those offerings or in the open market.

As of March 31, 2007, the Company had executed four CDO transactions. These CDO transactions are structured for the Company by the Manager; however, the Manager is not separately compensated by the Company for these transactions. In addition, the Company may reimburse the Manager and RAI for expenses for employees of RAI who perform legal, accounting, due diligence and other services that outside professional or consultants would otherwise perform.

Relationship with Law Firm

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood Law Firm. The Company paid Ledgewood approximately $152,000 and $198,000 for legal services during the three months ended March 31, 2007 and 2006, respectively. Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

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

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 12 - DISTRIBUTIONS − (Continued)

On March 20, 2007, the Company declared a quarterly distribution of $0.39 per share of common stock, $9.7 million in the aggregate, which was paid on April 16, 2007 to stockholders of record as of March 30, 2007.

On January 13, 2006, the Company paid a special dividend to stockholders of record on January 4, 2006, including holders of restricted stock, consisting of warrants to purchase the Company’s common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $15.00 per share. Stockholders received one warrant for each ten shares of common stock and restricted stock held. If an existing stockholder owned shares in other than a ten-share increment, the stockholder received an additional warrant. The warrants will expire on January 13, 2009 and were not exercisable until January 13, 2007. An aggregate of 1,568,244 shares were issuable upon exercise of the warrants, of which 324,878 shares have been issued as of March 31, 2007.  Upon exercise of warrants, new shares are issued.

NOTE 13 - INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

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

At March 31, 2007, the Company had 19 interest rate swap contracts and four forward interest rate swap contracts. The Company paid an average fixed rate of 5.28% and received a variable rate equal to one-month and three-month LIBOR on the interest rate swap contracts. The aggregate notional amount of these contracts was $226.8 million. The Company will pay an average fixed rate of 5.04% and receive a variable rate equal to one-month LIBOR on the forward interest rate swap contracts, of which $7.0 million commenced in April 2007 and $34.4 million commenced in May 2007. In addition, the Company had one interest rate cap agreement outstanding whereby it reduced its exposure to variability in future cash outflows attributable to changes in LIBOR. The aggregate notional amount of this contract was $15.0 million at March 31, 2007.

Baick to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 13 - INTEREST RISK AND DERIVATIVE INSTRUMENTS − (Continued)

At December 31, 2006, the Company has 12 interest swap contracts and five forward interest rate swap contracts. The Company paid an average fixed rate of 5.33% and received a variable rate equal to one-month and three-month LIBOR on the interest rate swap contracts. The aggregate notional amount of these contracts was $150.9 million. The Company paid an average fixed rate of 5.19% and received a variable rate equal to one-month and three-month LIBOR on the forward interest rate swap contracts, which commenced in February 2007. The aggregate notional amount of these contracts was $74.0 million. In addition, the Company had one interest rate cap agreement outstanding whereby it reduced its exposure to variability in future cash outflows attributable to changes in LIBOR. The aggregate notional amount of this contract was $15.0 million at December 31, 2006.

The fair value of the Company’s interest rate swaps, forward swaps and interest rate cap was $(3.7) million and $(3.1) million as of March 31, 2007 and December 31, 2006, respectively. The Company had aggregate unrealized losses of $3.8 million and $3.2 million on the interest rate swap agreements and interest rate cap agreement, as of March 31, 2007 and December 31, 2006, respectively, which is recorded in accumulated other comprehensive loss.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities in the Company’s investment portfolio. The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount. At March 31, 2007, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $3.1 million. At December 31, 2006, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $3.1 million.

NOTE 14 - SUBSEQUENT EVENTS

RCC Real Estate SPE 3, LLC, (“SPE 3”) an indirect wholly-owned subsidiary of the Company, entered into a $150,000,000 Master Repurchase Agreement executed April 20, 2007 (effective April 12, 2007) with Natixis Real Estate Capital, Inc. to be used as a warehouse facility to finance the purchase of commercial real estate loans. The financing provided by the agreement matures April 18, 2010 subject to a one-year extension at the option of SPE 3 and subject further to the right of SPE 3 to repurchase the assets held in the facility earlier. The Company paid a facility fee of 0.75% of the maximum facility amount, or $1.125 million, at closing. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Company has guaranteed the obligations of SPE 3 under the agreement.

Baick to Index
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for period ended December 31, 2006. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

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

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks. We generate revenues from the interest we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, residential mortgage-backed securities, or ABS-RMBS, and other asset-backed securities, or ABS, bank loans and payments on equipment leases and notes. We use a substantial amount of leverage to enhance our returns and we finance each of our different asset classes with different degrees of leverage. The cost of borrowings to finance our investments comprises a significant part of our expenses. Our net income will depend on our ability to control these expenses relative to our revenue. In our ABS-RMBS, CMBS, other ABS, bank loans and equipment leases and notes, we use warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as a long-term financing source. In our commercial real estate loan portfolio, we use repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as a long-term financing source. We expect that our other term financing will consist of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs.

On December 20, 2006, we received net proceeds of $93.0 million from our follow-on offering of 6,000,000 shares of common stock and we received net proceeds of $10.1 million on January 8, 2007 on the sale of an additional 650,000 shares of common stock pursuant to the partial exercise of the underwriters' overallotment option.

As of March 31, 2007, we had invested 76.2% of our portfolio in commercial real estate-related assets, 7.4% in ABS-RMBS and 16.4% in commercial finance assets. As of December 31, 2006, we had invested 77.2% of our portfolio in commercial real estate-related assets, 7.4% in ABS-RMBS and 15.4% in commercial finance assets. If we are unable to maintain the credit quality of our portfolio, however, our earnings may decrease. Because the amount of leverage we intend to use will vary by asset class, our asset allocation may not reflect the relative amounts of equity capital we have invested in the respective classes.

Baick to Index

Critical Accounting Policies and Estimates

The following represents our most critical accounting policies and estimates. For a complete list of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2006 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Securities Available-for-Sale

Statement of Financial Accounting Standards, or SFAS, No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities,” requires us to classify our investment portfolio as either trading investments, available-for-sale investments or held-to-maturity investments. Although we generally plan to hold most of its investments to maturity, we may, from time to time, sell any of our investments due to changes in market conditions or in accordance with our investment strategy. Accordingly, SFAS 115 requires us to classify all of our investment securities as available-for sale. All investments classified as available-for-sale are reported at fair value, based on market prices provided by dealers, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

We evaluate our available-for-sale investments for other-than-temporary impairment charges under SFAS 115, in accordance with Emerging Issues Task Force, or EITF, 03-1, ‘‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.’’ SFAS 115 and EITF 03-1 require an investor to determine when an investment is considered impaired (i.e., a decline in fair value below its amortized cost), evaluate whether that impairment is other than temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. SFAS 115 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

Investment securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on investment securities are determined on the specific identification method.

Derivative Instruments

Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps to add stability to our interest expense and to manage our exposure to interest rate movements or other identified risks. We designated these transactions as cash flow hedges. The contracts or hedge instruments are evaluated at inception and at subsequent balance sheet dates to determine if they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 133 requires that we recognize all derivatives on the balance sheet at fair value. We record changes in the fair value of the derivative in other comprehensive income to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Interest Income Recognition

We accrue income on our mortgage-backed and other asset-backed securities using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets.  We amortize or accrete premiums and discounts into interest income over the lives of the securities also using the effective yield method (or a method that approximates effective yield), adjusted for the effects of estimated prepayments based on SFAS No. 91, ‘‘Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.’’ For an investment purchased at par, the effective yield is the contractual interest rate on the investment. If we purchase the investment at a discount or at a premium, we compute the effective yield based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium. The effective yield method requires us to make estimates of future prepayment rates for our investments that can be contractually prepaid before their contractual maturity date

Baick to Index
so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment. The prepayment estimates that we use directly impact the estimated remaining lives of our investments. We review actual prepayment estimates as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that anadjustment is necessary. If prepayment estimates are incorrect, the amortization or accretion of premiums and discounts may have to be adjusted, which would have an impact on future income.

Loan Interest Income Recognition

Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts, as discussed in "-Interest Income Recognition."  When we purchase a loan or pool of loans at a discount, we consider the provisions of AICPA Statement of Position (‘‘SOP’’) 03-3 ‘‘Accounting for Certain Loans or Debt Securities Acquired in a Transfer’’ to evaluate whether all or a portion of the discount represents accretable yield. If a loan with a premium or discount is prepaid, we immediately recognize the unamortized portion as a decrease or increase to interest income. In addition, we defer loan origination fees and loan origination costs and recognizes them over the life of the related loan against interest using the effective yield method.

Results of Operations − Three Months Ended March 31, 2007 as compared to Three Months Ended March 31, 2006

Our net income for the three months ended March 31, 2007 was $9.4 million, or $0.39 per weighted average common share-basic ($0.38 per weighted average common share-diluted) as compared to $5.2 million, or $0.31 per weighted average common share (basic and diluted) for the three months ended March 31, 2006.

Interest Income

The following table sets forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):
	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
			Weighted Average			Weighted Average
	Interest Income		Yield	Balance	Interest Income	Yield	Balance
Interest income from securities available-for-sale:
Agency ABS-RMBS	$	−	N/A	N/A	$10,227	4.60%	$884,762
ABS-RMBS		6,287	7.04%	$350,279	5,399	6.17%	$349,197
CMBS		401	5.48%	$28,283	389	5.67%	$28,340
Other ABS		354	6.78%	$20,476	327	5.97%	$21,794
CMBS-private placement		354	5.49%	$25,868	−	N/A	N/A
Private equity		−	N/A	N/A	30	6.92%	$689
Total interest income from securities available-for-sale		7,396			16,372
Interest income from loans:
Bank loans		15,559	7.53%	$815,184	7,494	6.74%	$451,285
Commercial real estate loans		14,722	8.43%	$671,540	3,525	8.04%	$175,740
Total interest income from loans		30,281			11,019
Interest income - other:
Leasing		1,910	8.74	$87,308	506	8.51%	$22,897
Interest rate swap agreements		−	N/A	N/A	1,212	0.64%	$757,117
Temporary investment in over-night repurchase agreements		423			324
Total interest income − other		2,333			2,042
Total interest income		$40,010			$29,433

Baick to Index
Interest income increased $10.6 million (36%) to $40.0 million for the three months ended March 31, 2007, from $29.4 million for the three months ended March 31, 2006. We attribute this increase to the following:

Interest Income from Loans

Interest income from loans increased $19.3 million (175%) to $30.3 million for the three months ended March 31, 2007 from $11.0 million for the three months ended March 31, 2006.

Bank loans generated $15.6 million of interest income for the three months ended March 31, 2007 as compared to $7.5 million for the three months ended March 31, 2006, an increase of $8.1 million (108%). This increase resulted primarily from the following:

•	The acquisition of $111.6 million of bank loans (net of sales of $34.5 million) during the three months ended March 31, 2006, which were held for the entire three months ended March 31, 2007.

•	The acquisition of an additional $254.5 million of bank loans (net of sales of $94.0 million) since March 31, 2006.

•
The increase of the weighted average interest rate on these loans to 7.53% for the three months ended March 31, 2007 from 6.74% for the three months ended March 31, 2006 due to an increase in the LIBOR rate.

These acquisitions and the increase in weighted average rate were partially offset by the receipt of principal payments on bank loans totaling $182.7 million since March 31, 2006.

Commercial real estate loans produced $14.7 million of interest income for the three months ended March 31, 2007 as compared to $3.5 million for the three months ended March 31, 2006, an increase of $11.2 million (319%). This increase resulted from the following:

•	The acquisition of $40.8 million of commercial real estate loans during the three months ended March 31, 2006, which were held for the entire three months ended March 31, 2007.

•	The acquisition of $344.0 million of commercial real estate loans (net of principal payments and sales of $124.6 million) since March 31, 2006.

•	The $495,000 acceleration of loan origination fees as a result of loan sales that we booked as part of interest income.

•
The increase of the weighted average interest rate on these loans to 8.36% for the three months ended March 31, 2007 from 8.04% for the three months ended March 31, 2006 due to an increase in LIBOR rate at March 31, 2007 as compared to March 31, 2006. This increase was partially offset by lower weighted average spreads, the result of a change in our asset mix.

These acquisitions and the increase in weighted average rate were partially offset by the receipt of principal payments on commercial real estate loans totaling $83.4 million since March 31, 2006.

Interest Income - Other

Interest income-other increased $300,000 (15%) to $2.3 million for the three months ended March 31, 2007 as compared to $2.0 million for the three months ended March 31, 2006.

Our equipment leasing portfolio generated $1.9 million of interest income for the three months ended March 31, 2007, as compared to $506,000 for the three months ended March 31, 2006, an increase of $1.4 million (275%). This increase resulted from the following:

•
The acquisition of $32.4 million of equipment leases and notes (net of principal payments and sales of $9.8 million) during the three months ended March 31, 2006, which were held for the entire three months ended March 31, 2007.

Baick to Index

•	The acquisition of an additional $19.4 million of equipment leases and notes (net of principal payments and sales of $45.1 million) since March 31, 2006.

Interest rate swap agreements generated $1.2 million of interest income for the three months ended March 31, 2006. No such income was generated from the interest rate swap agreements for the three months ended March 31, 2007. This was a result of decreases in the floating rate index we receive under our swap agreements. During the current year, the fixed rate we paid exceeded the floating rate we received under these same agreements. The resulting interest expense of $22,000 is included in general interest expense for the three months ended March 31, 2007.

Interest Income from Securities Available-for-Sale

The increase in interest income was offset by a decrease in interest income from securities available-for-sale. Interest income from securities available-for-sale decreased $9.0 million (55%) to $7.4 million for the three months ended March 31, 2007, from $16.4 million for the three months ended March 31, 2006.

Interest income from our agency ABS-RMBS portfolio generated $10.2 million of interest income for the three months ended March 31, 2006. No interest income from this portfolio was generated during the three months ended March 31, 2007 as a result of the sale of $125.4 million of such securities in January 2006, and the sale of the remaining $753.1 million of these securities in September 2006.

This decrease was offset by the contribution from ABS-RMBS of $6.3 million of interest income for the three months ended March 31, 2007 as compared to $5.4 million for the three months ended March 31, 2006, an increase of $888,000 (16%). This increase resulted primarily from the increase of the weighted average interest rate on these securities to 7.04% for the three months ended March 31, 2007 from 6.01% for the three months ended March 31, 2006.

CMBS-private placement contributed $354,000 for the three months ended March 31, 2007 due to the accumulation of securities in this portfolio beginning in December 2006. We held no such securities for the three months ended March 31, 2006.

Interest Expense

The following tables set forth information relating to our interest expense incurred for the periods presented (in thousands, except percentages):
	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Commercial real estate loans	$6,546	6.46%	$405,526	$1,821	5.77%	$124,290
Bank loans	11,600	5.88%	$783,528	5,274	4.92%	$422,599
Agency ABS-RMBS	−	N/A	N/A	9,117	4.60%	$786,619
ABS-RMBS / CMBS / ABS	5,604	5.84%	$376,000	4,852	5.05%	$376,000
CMBS-private placement	337	5.39%	$25,091	−	N/A	N/A
Leasing	1,411	6.39%	$85,397	10	6.23%	$620
General	1,291	3.00%	$161,387	128	6.70%	$6,833
Total interest expense	$26,789			$21,202

Interest expense increased $5.6 million (26%) to $26.8 million for the three months ended March 31, 2007 from $21.2 million for the three months ended March 31, 2006. We attribute this increase to the following:

Baick to Index

Interest expense on commercial real estate loans was $6.5 million for the three months ended March 31, 2007 as compared to $1.8 million for the three months ended March 31, 2006, an increase of $4.7 million (259%). This increase resulted primarily from the following:

•
We closed our first commercial real estate loan CDO, Resource Real Estate Funding CDO 2006-1 in August 2006. Resource Real Estate Funding CDO 2006-1 issued $308.7 million of senior notes at par consisting of several classes with rates ranging from one-month LIBOR plus 0.32% to one-month LIBOR plus 3.75%. Prior to August 10, 2006, we financed these commercial real estate loans primarily with repurchase agreements and continue to do so for the commercial real estate loans that are not long-term match-funded. The weighted average interest rate on the repurchase agreements was 5.74% for the three months ended March 31, 2006 and was 6.40% on the senior notes and repurchase agreements for the three months ended March 31, 2007.

•
We continued to finance the growth of our commercial real estate loan portfolio after the closing of Resource Real Estate Funding CDO 2006-1 through repurchase agreements. We had weighted average balances of $405.5 million of repurchase agreements and $124.3 million of repurchase agreements outstanding at March 31, 2007 and 2006, respectively.

•
We amortized $233,000 of deferred debt issuance costs related to the Resource Real Estate Funding CDO 2006-1 closing for the three months ended March 31, 2007. No such costs were incurred during the three months ended March 31, 2006.

Interest expense on bank loans was $11.6 million for the three months ended March 31, 2007 as compared to $5.3 million for the three months ended March 31, 2006, an increase of $6.3 million (120%). This increase resulted primarily from the following:

•
As a result of the continued acquisitions of bank loans after the closing of Apidos CDO I, we financed our second bank loan CDO (Apidos CDO III) in May 2006. Apidos CDO III issued $262.5 million of senior notes into several classes with rates ranging from three-month LIBOR plus 0.26% to three-month LIBOR plus 4.25%. We used the Apidos CDO III proceeds to repay borrowings under a warehouse facility which had a balance at the time of repayment of $222.6 million. The weighted average interest rate on the senior notes was 5.81% for the three months ended March 31, 2007 as compared to 4.80% for the three months ended March 31, 2006 on the warehouse facility which began accumulating asset in July 2005.

•
In August 2005, Apidos CDO I issued $321.5 million of senior notes consisting of several classes with rates ranging from three-month LIBOR plus 0.26% to a fixed rate of 9.25%. The weighted average interest rate on the senior notes was 5.82% for the three months ended March 31, 2007 as compared to 4.92% for the three months ended March 31, 2006.

•
The weighted average balance of debt related to bank loans increased by $360.9 million to $783.5 million in the three months ended March 31, 2007 from $422.6 million for the three months ended March 31, 2006.

•	We amortized $232,000 of deferred debt issuance costs related to the CDO financings for the three months ended March 31, 2007 and $128,000 for the three months ended March 31, 2006.

ABS-RMBS, CMBS and other ABS, which we refer to collectively as ABS, were pooled and financed by Ischus CDO II. Interest expense related to these obligations was $5.6 million for the three months ended March 31, 2007 as compared to $4.9 million for the three months ended March 31, 2006, an increase of $752,000 (16%). This increase resulted primarily from the an increase in weighted average interest rate on the senior notes issued by Ischus CDO II which was 5.84% for the three months ended March 31, 2007 as compared to 5.01% for the three months ended March 31, 2006.

Interest expense on CMBS-private placement was $337,000 for the three months ended March 31, 2007 due to the accumulation of securities in this portfolio beginning in December 2006. There were no such assets for the three months ended March 31, 2006.

Interest expense - other increased $300,000 (15%) to $2.3 million for the three months ended March 31, 2007 as compared to $2.0 million for the three months ended March 31, 2006.

Baick to Index
Interest expense on leasing activities was $1.4 million for the three months ended March 31, 2007 as compared to $10,000 for the three months ended March 31, 2006, an increase of $1.4 million resulting from increases in the amount of direct financing leases and notes we acquired and the related financing after March 31, 2006 and through March 31, 2007. The assets were acquired with cash until the facility closed on March 31, 2006 when we entered into a secured term facility.

General interest expense was $1.3 million for the three months ended March 31, 2007 as compared to $128,000 for the three months ended March 31, 2006 an increase $1.2 million (909%).  This increase resulted primarily from an increase of $1.2 million in expense on our unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities which were not issued until May 2006 and September 2006, respectively.

These increases in interest expense were offset by a $9.1 million decrease in interest expense related to the agency ABS-RMBS portfolio as a result of the sale and pay down of debt on our agency ABS-RMBS portfolio in January and September 2006, respectively.

Net Realized Gains (Losses) on Investments

Net realized gains on investments for the three months ended March 31, 2007 of $70,000 consisted of $23,000 of net realized gains on the sale of bank loans and $45,000 of gains related to the early termination of equipment leases. Net realized losses on investments for the three months ended March 31, 2006 of $699,000 primarily consisted of a $1.3 million loss on the sale of a part of our Agency ABS-RMBS portfolio and $54,000 of losses on the sale of ABS-RMBS. These losses were offset by $143,000 of net realized gains on the sale of bank loans and $570,000 of gains related to the early termination of equipment leases.

Non-Investment Expenses

The following table sets forth information relating to our expenses incurred for the periods presented (in thousands):

	Three Months Ended March 31,
	2007	2006
Management fee - related party	$2,032	$993
Equity compensation − related party	486	582
Professional services	692	316
Insurance	121	120
General and administrative	557	371
Total	$3,888	$2,382

Management fee-related party increased $1.0 million (100%) to $2.0 million for the three months ended March 31, 2007 as compared to $1.0 million for the three months ended March 31, 2006. These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement. The base management fees increased by $420,000 (48%) to $1.3 million for the three months ended March 31, 2007 as compared to $880,000 for the three months ended March 31, 2006. This increase was due to increased equity as a result of our public offerings in February and December 2006 and the January 2007 exercise of the over-allotment option that was part of the December 2006 follow-on offering. Incentive management fees increased by $640,000 (566%) to $753,000 from $113,000, as a result of an increase of $4.9 million in our adjusted GAAP income, as defined in the management agreement, during the three months ended March 31, 2007 as compared to March 31, 2006. This was partially offset by an increase during the quarter in two measures used in the formula calculating the incentive management fee:  weighted average common shares and weighted average offering price per share.

Baick to Index

Equity compensation-related party decreased $96,000 (16%) to $486,000 for the three months ended March 31, 2007 as compared to $582,000 for the three months ended March 31, 2006. These expenses relate to the amortization of the March 8, 2005 grant of restricted common stock to the Manager, the March 8, 2005, 2006 and 2007 grants of restricted common stock to our non-employee independent directors, the March 8, 2005 grant of options to the Manager to purchase common stock and the January 5, 2007 grant of restricted stock to several employees of Resource America, Inc., or RAI, who provide investment management services to us. The decreases in expense were primarily the result of the vesting of two thirds of the stock and options related to the March 8, 2005 grants of restricted stock and options to the manager on March 8, 2006 and March 8, 2007. This was offset by an adjustment related to our quarterly remeasurement of unvested stock and options to the Manager to reflect changes in the fair value of our common stock as well as additional expense related to the January 5, 2007 grant.

Professional services increased $377,000 (119%) to $693,000 for the three months ended March 31, 2007 as compared to $316,000 for the three months ended March 31, 2006. This increase was primarily due to a $187,000 increase in audit fees due to the timing of when the services were performed and billed as well as an increase of $154,000 in LEAF servicing expense due to the increase in managed assets in the three months ended March 31, 2007.

General and administrative expenses increased $186,000 (50%) to $557,000 for the three months ended March 31, 2007 as compared to $371,000 for the three months ended March 31, 2006. These expenses include expense reimbursements to our Manager, rating agency expenses and all other operating costs incurred. These increases were primarily the result of an increase of $145,000 in income tax expense related to Resource TRS, our taxable REIT subsidiary. Resource TRS had no taxable income for the three months ended March 31, 2006.

Income Taxes

We do not pay federal income tax on income we distribute to our stockholders, subject to our compliance with REIT qualification requirements. However, Resource TRS, our domestic TRS, is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code. For the three months ended March 31, 2007, Resource TRS recognized a $145,000 provision for income taxes. For the three months ended March 31, 2006, we did not conduct any of our operations through Resource TRS.

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

Financial Condition

Summary

Our total assets at March 31, 2007 were $2.1 billion, as compared to $1.8 billion at December 31, 2006. The increase in total assets was principally due to a $257.4 million increase (net of sales and principal payments of $94.4 million) in bank loans due to the accumulation of assets for our third CLO, Apidos Cinco CDO, and a $78.6 million increase in our commercial real estate loan portfolio resulting from the purchase of 11 additional loans, all of which are for our second commercial real estate CDO, and one additional funding on an existing loan position. Our financial condition at March 31, 2007 was strengthened by the completion of our initial public offering in February 2006, follow-on offering in December 2006 and the over-allotment exercise in January 2007, which resulted in net proceeds of $27.3 million, $93.0 million and $10.0 million (totaling $130.4 million), respectively, after deducting underwriters’ discounts and commissions and other offering expenses. We also completed two trust preferred securities issuances, one in May 2006 and the other in September 2006, that generated net proceeds totaling $48.4 million after issuance costs. As of March 31, 2007, we held $14.5 million of cash and cash equivalents.

Baick to Index
Investment Portfolio

The table below summarizes the amortized cost and fair value of our investment portfolio as of March 31, 2007 and December 31, 2006, classified by interest rate type. The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the fair value of our investment portfolio and the related dollar price, which is computed by dividing the fair value by par amount (in thousands, except percentages):

Baick to Index

	Amortized cost	Premium/ discount to par	Fair value	Market value to par	Unrealized gains/losses	Dollar price
March 31, 2007
Floating rate
ABS-RMBS	$339,842	99.28%	$299,476	87.49%	$(40,366)	-11.79%
CMBS	387	100.00%	390	100.78%	3	0.78%
CMBS-private placement	14,839	98.93%	14,722	98.15%	(117)	-0.78%
Other ABS	18,480	99.56%	18,451	99.41%	(29)	-0.15%
A notes	22,512	100.05%	22,512	100.05%	−	0.00%
B notes	139,571	100.01%	139,571	100.01%	−	0.00%
Mezzanine loans	134,454	100.05%	134,454	100.05%	−	0.00%
Whole loans	233,787	99.14%	233,787	99.14%	−	0.00%
Bank loans	871,633	100.14%	872,713	100.26%	1,080	0.12%
Total floating rate	$1,775,505	99.81%	$1,736,076	97.59%	$(39,429)	-2.22%
Fixed rate
ABS-RMBS	$6,000	100.00%	$4,807	80.12%	$(1,193)	-19.88%
CMBS	27,560	98.81%	26,730	95.83%	(830)	-2.98%
CMBS - Private Placement	12,588	99.90%	12,600	100.00%	12	0.10%
Other ABS	2,866	100.00%	2,680	93.51%	(186)	-6.49%
B notes	56,297	100.22%	56,297	100.22%	−	0.00%
Mezzanine loans	84,021	94.26%	84,021	94.26%	−	0.00%
Whole loans	34,030	98.97%	34,030	98.97%	−	0.00%
Equipment leases and notes	87,934	100.00%	87,934	100.00%	−	0.00%
Total fixed rate	$311,296	98.20%	$309,099	97.51%	$(2,197)	-0.69%
Grand total	$2,086,801	99.57%	$2,045,175	97.58%	$(41,626)	-1.99%
December 31, 2006
Floating rate
ABS-RMBS	$342,496	99.22%	$336,968	97.62%	$(5,528)	-1.60%
CMBS	401	100.00%	406	101.25%	5	1.25%
CMBS-private placement	30,055	100.00%	30,055	100.00%	−	0.00%
Other ABS	17,539	99.87%	17,669	100.61%	130	0.74%
A notes	42,515	100.04%	42,515	100.04%	−	0.00%
B notes	147,196	100.03%	147,196	100.03%	−	0.00%
Mezzanine loans	105,288	100.07%	105,288	100.07%	−	0.00%
Whole loans	190,768	99.06%	190,768	99.06%	−	0.00%
Bank loans	613,981	100.15%	613,540	100.08%	(441)	-0.07%
Total floating rate	$1,490,239	99.77%	$1,484,405	99.38%	$(5,834)	-0.39%
Fixed rate
ABS-RMBS	$6,000	100.00%	$5,880	98.00%	$(120)	-2.00%
CMBS	27,550	98.77%	27,031	96.91%	(519)	-1.86%
Other ABS	2,987	99.97%	2,988	100.00%	1	0.03%
B notes	56,390	100.22%	56,390	100.22%	−	0.00%
Mezzanine loans	83,901	94.06%	83,901	94.06%	−	0.00%
Bank loans	249	100.00%	249	100.00%	−	0.00%
Equipment leases and notes	88,970	100.00%	88,970	100.00%	−	0.00%
Total fixed rate	$266,047	97.97%	$265,409	97.73%	$(638)	-0.24%
Grand total	$1,756,286	99.49%	$1,749,814	99.12%	$(6,472)	-0.37%

Baick to Index
At March 31, 2007 and December 31, 2006, we held $304.3 million and $342.8 million, respectively, of ABS-RMBS, at fair value, which is based on market prices provided by dealers, net of unrealized gains of $176,000 and $913,000, respectively, and unrealized losses of $41.7 million and $6.6 million, respectively. In the aggregate, we purchased our ABS-RMBS portfolio at a discount as of March 31, 2007 and December 31, 2006. The remaining discounts (net of premium) to be accreted into income over the remaining lives of the securities at March 31, 2007 and December 31, 2006 was $2.5 million and $2.7 million, respectively. As of March 31, 2007 and December 31, 2006, our ABS-RMBS were valued below par, in the aggregate, because of wide credit spreads during the respective periods. These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The table below summarizes our ABS-RMBS portfolio as of March 31, 2007 and December 31, 2006 (in thousands, except percentages). Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2007			December 31, 2006
	Amortized cost		Dollar price	Amortized cost		Dollar price
Moody’s ratings category:
Aaa	$	−	N/A	$	−	N/A
A1 through A3		39,400	100.17%		42,163	100.18%
Baa1 through Baa3		281,540	99.89%		279,641	99.88%
Ba1 through Ba3		24,902	91.84%		26,692	91.68%
Total		$345,842	99.29%		$348,496	99.23%

S&P ratings category:
AAA	$	−	N/A	$	−	N/A
AA+ through AA-		−	N/A		−	N/A
A+ through A-		61,404	99.69%		58,749	99.65%
BBB+ through BBB-		282,232	99.26%		266,555	99.14%
BB+ through BB-		2,206	93.28%		2,192	92.68%
No rating provided		−	N/A		21,000	100.00%
Total		$345,842	99.29%		$348,496	99.23%

Weighted average rating factor		414			412
Weighted average original FICO		636			636
Weighted average original loan to value, or LTV		80.63%			80.58%

Commercial Mortgage-Backed Securities

At March 31, 2007 and December 31, 2006, we held $27.1 million and $27.4 million, respectively, of CMBS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $3,000 and $23,000, respectively, and unrealized losses of $830,000 and $536,000, respectively. In the aggregate, we purchased our CMBS portfolio at a discount. As of March 31, 2007 and December 31, 2006, the remaining discount (net of premium) to be accreted into income over the remaining lives of the securities was $333,000 and $343,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

Baick to Index
The table below describes the terms of our CMBS as of March 31, 2007 and December 31, 2006 (in thousands, except percentages). Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2007		December 31, 2006
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$27,947	98.82%	$27,951	98.79%
Total	$27,947	98.82%	$27,951	98.79%

S&P ratings category:
BBB+ through BBB-	$16,130	99.08%	$12,183	99.10%
No rating provided	11,817	98.48%	15,768	98.55%
Total	$27,947	98.82%	$27,951	98.79%

Weighted average rating factor (1)	346		346

(1)	WARF is the quantitative equivalent of Moody’s traditional rating categories and used by Moody’s in its credit enhancement calculation for securitization transactions.

Commercial Mortgage-Backed Securities-Private Placement

At March 31, 2007 and December 31, 2006, we held $27.3 million and $30.1 million, respectively, of CMBS-private placement at fair value which is based on market prices provided by dealers, net of unrealized gains of $12,000 and $0, respectively, and unrealized losses of $117,000 and $0, respectively. The portfolio was purchased at a discount. As of March 31, 2007 and December 31, 2006, the remaining discount to be accreted into income over the remaining lives of the securities was $173,000 and $0, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.

The table below summarizes our CMBS-private placement as of March 31, 2007 and December 31, 2006 (in thousands, except percentages). Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2007		December 31, 2006
	Amortized Cost	Dollar Price	Amortized Cost	Dollar Price
Moody’s Ratings Category:
AAA	$10,000	100.00%	$30,055	100.00%
Baa1 through Baa3	10,434	98.43%	−	100.00%
Ba1 through Ba3	6,993	99.91%	−	100.00%
Total	$27,427	99.37%	$30,055	100.00%

S&P Ratings Category:
AAA	$10,000	100.00%	$30,055	100.00%
BBB+ through BBB-	17,427	99.02%	−	100.00%
Total	$27,427	99.37%	$30,055	100.00%

Weighted average rating factor	472		1

Baick to Index

Other Asset-Backed Securities

At March 31, 2007 and December 31, 2006, we held $21.1 million and $20.7 million, respectively, of other ABS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $75,000 and $130,000, respectively, and unrealized losses of $290,000 and $0, respectively. In the aggregate, we purchased our other ABS portfolio at a discount. As of March 31, 2007 and December 31, 2006, the remaining discount to be accreted into income over the remaining lives of securities was $82,000 and $22,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The table below summarizes our other ABS as of March 31, 2007 and December 31, 2006 (in thousands, except percentages). Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2007		December 31, 2006
	Amortized cost	Dollar price	Amortized cost		Dollar price
Moody’s ratings category:
Aa1 through A3	$940	94.00%	$	−	N/A
A1 through A3	1,761	100.00%		−	N/A
Baa1 through Baa3	18,645	99.89%		20,526	99.89%
Total	$21,346	99.62%		$20,526	99.89%

S&P ratings category:
AA+ through AA-	$940	94.00%		$18,765	99.08%
BBB+ through BBB-	18,645	99.89%		−	N/A
BB+ through BB-	1,761	100.00%		−	N/A
No rating provided	−	N/A		1,761	100.00%
Total	$21,346	99.62%		$20,526	99.89%

Weighted average rating factor	378			396

Bank Loans

At March 31, 2007, we held a total of $872.7 million of bank loans at fair value, of which $619.1 million are held by and secure the debt issued by Apidos CDO I and Apidos CDO III and $253.6 million were financed and held on our Apidos Cinco CDO warehouse facility. This is an increase of $258.9 million over our holdings at December 31, 2006. The increase in total bank loans was principally due to the accumulation of bank loans for Apidos Cinco CDO. We own 100% of the equity issued by Apidos CDO I and Apidos CDO III which we have determined are variable interest entities, or VIEs and are, therefore, deemed to be their primary beneficiaries. See “-Variable Interest Entities.” On January 8, 2007, we purchased 10,000 preference shares in Apidos Cinco CDO and intend to purchase 100% of the equity issued by Apidos Cinco CDO upon termination of the warehouse agreement. As a result, we consolidated Apidos CDO I, Apidos CDO III and Apidos Cinco CDO as of March 31, 2007.

Baick to Index
The table below describes the terms of our syndicated bank loan investments as of March 31, 2007 and December 31, 2006 (dollars in thousands). Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2007		December 31, 2006
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$5,499	100.24%	$3,500	100.00%
Ba1 through Ba3	369,020	100.12%	218,941	100.09%
B1 through B3	469,168	100.16%	385,560	100.15%
Caa1 through Caa3	8,382	100.24%	3,722	100.00%
No rating provided	19,564	100.04%	2,507	100.28%
Total	$871,633	100.14%	$614,230	100.13%

S&P ratings category:
BBB+ through BBB-	$6,916	99.99%	$8,490	100.00%
BB+ through BB-	362,959	100.14%	241,012	100.13%
B+ through B-	466,176	100.16%	350,262	100.13%
CCC+ through CCC-	4,702	100.09%	10,193	100.05%
No rating provided	30,880	99.80%	4,273	100.16%
Total	$871,633	100.14%	$614,230	100.13%

Weighted average rating factor	2,056		2,131

Variable Interest Entities

In December 2003, the Financial Accounting Standards Board, or FASB, issued FIN 46-R which addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to a variable interest entity, or VIE, and requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity which we refer to as variable interests. We consider all counterparties to a transaction to determine whether a counterparty is a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity. We perform analyses to determine whether we are the primary beneficiary. As of March 31, 2007, we determined that Resource Real Estate Funding CDO 2006-1, Ischus CDO II, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO were VIEs and that we were the primary beneficiary of the VIEs. We own 100% of the equity interests of Resource Real Estate Funding CDO 2006-1, Ischus CDO II, Apidos CDO I, Apidos CDO III. On January 8, 2007, we purchased 10,000 preference shares of Apidos Cinco CDO and guaranteed up to the first $10.0 million in losses on the warehouse facility used to accumulate investments for Apidos Cinco CDO. We intend to purchase 100% of the equity issued by Apidos Cinco CDO upon termination of the warehouse agreement. As a result of the application of FIN 46-R, we consolidated $1.5 billion of assets for these entities onto our balance sheet; however, only our equity investments in these VIEs, amounting to $160.4 million as of March 31, 2007, is available to our creditors.

Interest Receivable

At March 31, 2007, we had accrued interest receivable of $12.5 million, which consisted of $12.2 million of interest on our securities, loans and equipment leases and notes, $117,000 of purchased interest that had been accrued on securities and loans purchased and $173,000 of interest earned on escrow and sweep accounts. At December 31, 2006, we had accrued interest receivable of $8.8 million, which consisted of $8.7 million of interest on our securities, loans and equipment leases and notes, $8,000 of purchased interest that had been accrued on commercial real estate loans purchased and $73,000 of interest earned on brokerage and sweep accounts.

Baick to Index

Principal Paydown Receivables

At March 31, 2007, we had principal paydown receivables of $1.5 million, which consisted of $1.0 million principal payments on our bank loans and $492,000 of principal payments on our commercial real estate loans. At December 31, 2006, we had principal paydown receivables of $503,000, which consisted of principal payments on our bank loans.

Other Assets

Other assets at March 31, 2007 of $3.3 million consisted primarily of $2.8 million of loan origination costs associated with our revolving credit facility, commercial real estate loan portfolio and secured term facility, $430,000 of prepaid directors’ and officers’ liability insurance and $102,000 of prepaid expenses.

Other assets at December 31, 2006 of $3.1 million consisted primarily of $2.9 million of loan origination costs associated with our trust preferred securities issuance, revolving credit facility, commercial real estate loan portfolio and secured term facility and $92,000 of prepaid directors’ and officers’ liability insurance.

Hedging Instruments

Our hedges at March 31, 2007 and December 31, 2006, were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest. We also had one interest rate cap. As of December 31, 2006, we had entered into hedges with a notional amount of $239.9 million and maturities ranging from November 2009 to February 2017. At December 31, 2006, the unrealized loss on our interest rate swap agreements and interest rate cap agreement was $3.1 million. We intend to continue to seek such hedges for our floating rate debt in the future. Our hedges at March 31, 2007 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$13,200	4.49%	07/27/05	06/06/14	$227
Interest rate swap	1 month LIBOR	27,654	5.32%	03/30/06	09/22/15	(301)
Interest rate swap	3 month LIBOR	15,254	5.31%	03/30/06	11/23/09	(61)
Interest rate swap	1 month LIBOR	8,457	5.41%	05/26/06	08/22/12	(84)
Interest rate swap	1 month LIBOR	4,629	5.43%	05/26/06	04/22/13	(69)
Interest rate swap	1 month LIBOR	4,124	5.72%	06/28/06	06/22/16	(109)
Interest rate swap	1 month LIBOR	2,055	5.52%	07/27/06	07/22/11	(19)
Interest rate swap	1 month LIBOR	3,597	5.54%	07/27/06	09/23/13	(72)
Interest rate swap	1 month LIBOR	53,485	5.53%	08/10/06	05/25/16	(1,560)
Interest rate swap	1 month LIBOR	5,191	5.25%	08/18/06	07/22/16	(42)
Interest rate swap	1 month LIBOR	4,946	5.06%	09/28/06	08/22/16	(48)
Interest rate swap	1 month LIBOR	2,202	4.97%	12/22/06	12/23/13	(8)
Interest rate swap	1 month LIBOR	3,106	5.22%	01/19/07	12/22/16	(40)
Interest rate swap	3 month LIBOR	13,875	5.86%	02/01/07	02/01/17	(748)
Interest rate swap	1 month LIBOR	18,000	5.27%	02/01/07	06/01/16	(369)
Interest rate swap	1 month LIBOR	6,750	5.16%	02/01/07	09/01/16	(78)
Interest rate swap	1 month LIBOR	22,341	5.05%	02/01/07	07/01/16	(88)
Interest rate swap	1 month LIBOR	12,965	4.63%	03/01/07	07/01/11	99
Interest rate swap	1 month LIBOR	5,000	5.01%	03/28/07	06/28/16	24
Interest rate swap	1 month LIBOR	7,000	5.13%	04/12/07	03/12/17	(17)
Interest rate swap	1 month LIBOR	7,000	5.08%	05/01/07	11/01/09	(44)
Interest rate swap	1 month LIBOR	15,235	5.12%	05/01/07	01/31/10	(127)
Interest rate swap	1 month LIBOR	12,150	4.86%	05/01/07	03/05/12	(9)
Interest rate cap	1 month LIBOR	15,000	7.50%	05/06/07	11/07/16	(144)
Total		$283,216	5.36%			$(3,687)

Baick to Index
Borrowings

Repurchase Agreements

We have entered into repurchase agreements to finance our commercial real estate loans and CMBS-private placement portfolio. We discuss these repurchase agreements at “-Liquidity and Capital Resources,” below. These agreements are secured by the financed assets and bear interest rates that have historically moved in close relationship to LIBOR. At March 31, 2007, we had established ten borrowing arrangements with various financial institutions and had utilized five of these arrangements, principally our arrangement with Credit Suisse Securities (USA) LLC, the initial purchaser and placement agent for our March 2005 offering and one of the underwriters in our two public offerings. None of the counterparties to these agreements are affiliates of the Manager or us.

         Our subsidiary, RCC Commercial, Inc., has received a waiver from CS as of and for the period ended March 31, 2007 with respect to our compliance with the net asset value decline. The waiver was required due to the unrealized loss on our ABS-RMBS portfolio during the three months ended March 31, 2007.

We seek to renew the repurchase agreements we use to finance asset acquisitions as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. Through March 31, 2007, we have encountered no difficulties in effecting renewals of our repurchase agreements.

Collaterized Debt Obligations

As of March 31, 2007, we had closed four CDO transactions. In August 2006, we closed Resource Real Estate Funding CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans. The investments held by Resource Real Estate Funding CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, purchased 100% of the class J senior notes (rated BB:Moody’s) and class K senior notes (rated B:Moody’s) for $43.1 million. At March 31, 2007, the notes had a weighted average borrowing rate of 6.14%. In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans. The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle. At March 31, 2007, the notes had a weighted average borrowing rate of 5.81%. In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans. The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle. At March 31, 2007, the notes had a weighted average borrowing rate of 5.83%. In July 2005, we closed Ischus CDO II, a $403.0 million CDO transaction that provided financing for MBS and other ABS. The investments held by Ischus CDO II collateralize $376.0 million of senior notes issued by the CDO vehicle. At March 31, 2007, the notes had a weighted average borrowing rate of 5.80%.

Trust Preferred Securities

In May and September 2006, we formed Resource Capital Trust I and RCC Trust II, respectively, for the sole purpose of issuing and selling trust preferred securities. In accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46-R, or FIN 46-R, Resource Capital Trust I and RCC Trust II are not consolidated into our consolidated financial statements because we are not deemed to be the primary beneficiary of either trust. We own 100% of the common shares of each trust, each of which issued $25.0 million of preferred shares to unaffiliated investors. Our rights as the holder of the common shares of each trust are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, our economic and voting rights are pari passu with the preferred shareholders. We record each of our investments in the trusts’ common shares of $774,000 as an investment in unconsolidated entities and record dividend income upon declaration by each trust.

In connection with the issuance and sale of the trust preferred securities, we issued $25.8 million principal amount of junior subordinated debentures to each of Resource Capital Trust I and RCC Trust II. The junior subordinated debentures debt issuance costs are deferred in other assets in the consolidated balance sheets. We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of income. At March 31, 2007, the junior subordinated debentures had a weighted average borrowing rate of 9.31%.

Baick to Index
Warehouse Facility

In January 2007, we formed Apidos Cinco CDO and began borrowing on a warehouse facility provided by Credit Suisse Securities (USA) LLC to purchase bank loans. At March 31, 2007, $254.0 million was outstanding under the facility. The facility bears interest at a rate of LIBOR plus 0.625% which was 5.95% at March 31, 2007.

Term Facility

In March 2006, we entered into a secured term credit facility with Bayerische Hypo - und Vereinsbank AG, New York Branch to finance the purchase of equipment leases and notes. The maximum amount of our borrowing under this facility is $100.0 million. At March 31, 2007, $84.5 million was outstanding under the facility. The facility bears interest at one of two rates, determined by asset class. The interest rate was 6.33% at March 31, 2007.

Credit Facility

In December 2005, we entered into a $15.0 million corporate credit facility with Commerce Bank, N.A. This facility was increased to $25.0 million in April 2006. The unsecured revolving credit facility permits us to borrow up to the lesser of the facility amount and the sum of 80% of the sum of our unsecured assets rated higher than Baa3 or better by Moody’s and BBB- or better by Standard and Poor’s plus our interest receivables plus 65% of our unsecured assets rated lower than Baa3 by Moody’s and BBB- from Standard and Poor’s. Up to 20% of the borrowings under the facility may be in the form of standby letters of credit. At March 31, 2007, no balance was outstanding under this facility. The interest rate varies from, in the case of LIBOR loans, from the adjusted LIBOR rate (as defined in the agreement) plus between 1.50% to 2.50% depending upon our leverage ratio (the ratio of consolidated total liability to consolidated tangible net worth) or, in the case of base rate loans, from Commerce Bank’s base rate plus between 0.50% and 1.50% also depending upon our leverage ratio.

We received a waiver for the period ended March 31, 2007 from Commerce Bank, N.A. with respect to our non-compliance with the consolidated tangible net worth covenant. The waiver was required due to the unrealized loss on our ABS-RMBS portfolio during the three months ended March 31, 2007. Under the covenant, we are required to maintain a consolidated net worth (stockholder’s equity) of at least $195.0 million plus 90% of the net proceeds of any capital transactions, measured at each quarter end, as further described in the agreement.

Stockholders’ Equity

Stockholders’ equity at March 31, 2007 was $295.4 million and included $42.6 million of net unrealized losses on our ABS-RMBS, CMBS and other ABS portfolio, $105,000 of unrealized losses on our CMBS-private placement portfolio and $3.8 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss. Stockholders’ equity at December 31, 2006 was $317.6 million and included $6.0 million of net unrealized losses on our ABS-RMBS, CMBS and other ABS portfolio and $3.2 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.

The decrease in stockholders’ equity during the three months ended March 31, 2007 was principally due to an increase of $36.6 million in the unrealized losses in the ABS-RMBS portfolio held by Ischus II CDO. The unrealized losses were due primarily to significant widening in interest rate spreads in the ABS-RMBS market, which produced illiquidity and increased levels of risk premium attached to these types of securities.  The Ischus II investment is the only residential mortgage exposure in our portfolio. Our investment and, as a consequence, our risk exposure in Ischus II CDO is limited to our original $27.0 million investment.  However, as a result of the application of FIN 46R, we are deemed to be the primary beneficiary of Ischus II CDO and must consolidate its assets and liabilities with ours. Consequently, the full $42.6 million of unrealized loss experienced by Ischus II CDO is reflected in our other comprehensive income, notwithstanding that our maximum risk exposure is $27.0 million. We intend and have the ability to hold the securities until the fair value of the securities held is recovered, which may be maturity. We do not believe that any of the securities held are other than temporarily impaired at March 31, 2007 and December 31, 2006, respectively.

Baick to Index

The decrease in the ABS-RMBS portfolio was partially offset by the exercise of the over allotment of 650,000 shares of common stock related to the December 2006 follow-on offering at a price of $16.50 per share of common stock. The offering generated net proceeds after underwriting discounts and commissions of $10.1 million. The decrease in stockholders equity was also offset by the exercise of 324,878 warrants at a price of $15.00 per share of common stock during the three months ended March 31, 2007.

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

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code. The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$9,439	$5,150
Additions:
Share-based compensation to related parties	5	582
Incentive management fee expense to related parties paid in shares	186	31
Capital losses from the sale of securities available-for-sale	−	1,412
Other net book to tax adjustments	41	−
Estimated REIT taxable income	$9,671	$7,175

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

Baick to Index

Liquidity and Capital Resources

Through March 31, 2007, our principal sources of funds were the net proceeds of $10.1 million from the exercise of the over-allotment option related to our December 2006 follow-on offering, repurchase agreements totaling $208.9 million and a bank loan warehouse facility totaling $254.0 million. We expect to continue to borrow funds in the form of repurchase agreements to finance our commercial real estate loan portfolio and CMBS-private placement, through warehouse agreements to finance bank loans, other ABS, trust preferred securities and private equity investments and through our secured term facility to finance our equipment leases and notes, in each case prior to the execution of CDOs and other term financing vehicles. The remaining capacity under our repurchase agreements with maximum borrowing capacities at March 31, 2007 was $264.9 million.

We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will immediately use the collateral released by the repayment as collateral for borrowing under a new repurchase agreement. We also anticipate that our borrowings under any warehouse credit facility will be refinanced through the issuance of CDOs. Our leverage ratio may vary as a result of the various funding strategies we use. As of March 31, 2007 and December 31, 2006, our leverage ratio was 6.1 times and 4.6 times, respectively. This increase was primarily due to increasing borrowings using the proceeds received from our follow-on offering in December 2006 and the availability on our warehouse line facility for Apidos Cinco CDO.

        Our liquidity needs consist principally of funds to make investments, make distributions to our stockholders and pay our operating expenses, including our management fees. Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to obtain additional debt financing and equity capital. Through March 31, 2007, we have not experienced difficulty in obtaining debt financing. We may increase our capital resources through offerings of equity securities (possibly including common stock and one or more classes of preferred stock), CDOs, trust preferred securities issuances or other forms of term financing. Such financing will depend on market conditions. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments. If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

On March 20, 2007, we declared a quarterly distribution of $0.39 per share of common stock, $9.7 million in the aggregate, which was paid on April 16, 2007 to stockholders of record as of March 30, 2007.

We held cash and cash equivalents of $14.5 million at March 31, 2007.

Baick to Index
Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of December 31, 2006. The table below excludes contractual commitments related to our derivatives, which we discuss in our Annual Report on From 10-K for fiscal 2005 in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and the management agreement that we have with our Manager, which we discuss in our Annual Report on Form 10-K for fiscal 2006 in Item 1 − “Business” − and Item 13 − “Certain Relationships and Related Transactions” because those contracts do not have fixed and determinable payments.

	Contractual commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year	1 - 3 years		3 - 5 years		More than 5 years
Repurchase agreements(1)	$208,947	$208,947	$	−	$	−	$	−
Warehouse agreements	254,012	254,012		−		−		−
CDOs	1,207,701	−		−		−		1,207,701
Secured term facility	84,485	−		−		84,485		−
Junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities	51,548	−		−		−		51,548
Base management fees(2)	5,224	5,224		−		−		−
Total	$1,811,917	$468,183	$	−		$84,485		$1,259,249

(1)	Includes accrued interest of $436.
(2)	Calculated only for the next 12 months based on our current equity, as defined in our management agreement.

At March 31, 2007, we had 19 interest rate swap contracts and 4 forward interest rate swap contracts with a notional value of $268.2 million. These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest. As of March 31, 2007, the average fixed pay rate of our interest rate hedges was 5.28% and our receive rate was one-month and three-month LIBOR, or 5.32%. As of March 31, 2007, the average fixed pay rate of our forward interest rate hedges was 5.04% and our receive rate was one-month LIBOR. One of our forward interest rate swap contracts became effective in April 2007 and three will became effective in May 2007.

At March 31, 2007, we also had one interest rate cap with a notional value of $15.0 million. This cap reduces our exposure to the variability in future cash flows attributable to changes in LIBOR.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes. Further, as of March 31, 2007, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Baick to Index
Recent Developments

Our indirect wholly-owned subsidiary, RCC Real Estate SPE 3, LLC, or SPE 3, entered into a $150,000,000 master repurchase agreement executed on April 20, 2007 (effective April 12, 2007) with Natixis Real Estate Capital, Inc. to be used as a warehouse facility to finance the purchase of commercial real estate loans. The financing provided by the agreement matures April 18, 2010 subject to a one-year extension at the option of SPE 3 and subject further to the right of SPE 3 to repurchase the assets held in the facility earlier. We paid a facility fee of 0.75% of the maximum facility amount, or $1.125 million, at closing. Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. We have guaranteed the obligations of SPE 3 under the agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2007 and December 31, 2006, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

The following sensitivity analysis tables show, at March 31, 2007 and December 31, 2006, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	March 31, 2007
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
ABS-RMBS, CMBS and other ABS(1)
Fair value		$36,021		$34,217		$32,363
Change in fair value		$1,804	$	−		$(1,854)
Change as a percent of fair value		5.27%		−		5.42%

Repurchase and warehouse agreements (2)
Fair value		$547,445		$547,445		$547,445
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(16,453)		$(3,457)		$8,743
Change in fair value		$(12,996)	$	−		$12,200
Change as a percent of fair value		n/m		−		n/m

Baick to Index

	December 31, 2006
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
ABS-RMBS, CMBS and other ABS(1)
Fair value		$37,962		$35,900		$34,036
Change in fair value		$2,062	$	−		$(1,864)
Change as a percent of fair value		5.74%		−		5.19%

Repurchase and warehouse agreements (2)
Fair value		$205,130		$205,130		$205,130
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(14,493)		$(2,904)		$7,144
Change in fair value		$(11,589)	$	−		$10,048
Change as a percent of fair value		n/m		−		n/m

(1)	Includes the fair value of other available-for-sale investments that are sensitive to interest rate changes.
(2)	The fair value of the repurchase agreements and warehouse agreements would not change materially due to the short-term nature of these instruments.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There were no significant changes in our internal control over financial reporting that have partially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

Baick to Index
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

Baick to Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: May 9, 2007	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: May 9, 2007	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer

Baick to Index