Form 10-Q
period 2007-06-30
Resource Capital Corp.
filed 2007-08-09
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 1-32733

RESOURCE CAPITAL CORP.
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	20-228713487 (I.R.S. Employer Identification No.)
712 5th Avenue, 10th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)
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

The number of outstanding shares of the registrant’s common stock on August 6, 2007 was 25,117,235 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$2,729	$5,354
Restricted cash	102,509	30,721
Due from broker	−	2,010
Securities available-for-sale, at fair value	414,474	420,997
Loans held for investment	1,759,686	1,240,288
Direct financing leases and notes	83,074	88,970
Investments in unconsolidated entities	1,548	1,548
Derivatives, at fair value	72	−
Accrued interest receivable	12,538	8,839
Principal paydown receivables	4,595	503
Other assets	4,600	3,599
Total assets	$2,385,825	$1,802,829
LIABILITIES
Borrowings	$2,072,786	$1,463,853
Distribution payable	10,298	7,663
Accrued interest expense	8,155	6,523
Derivatives, at fair value	−	2,904
Accounts payable and other liabilities	3,988	4,335
Total liabilities	2,095,227	1,485,278
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001: 500,000,000 shares authorized; 25,116,217 and 23,821,434 shares issued and outstanding (including 363,945 and 234,224 unvested restricted shares)	25	24
Additional paid-in capital	356,774	341,400
Deferred equity compensation	-	(1,072)
Accumulated other comprehensive loss	(51,908)	(9,279)
Distributions in excess of earnings	(14,293)	(13,522)
Total stockholders’ equity	290,598	317,551
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,385,825	$1,802,829

See accompanying notes to consolidated financial statements

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES
Securities	$7,908	$16,053	$15,304	$32,425
Loans	32,711	15,700	62,992	26,720
Leases	1,901	1,297	3,811	1,803
Interest income − other	910	1,846	1,311	3,382
Interest income	43,430	34,896	83,418	64,330
Interest expense	30,222	26,519	56,989	47,721
Net interest income	13,208	8,377	26,429	16,609

OTHER REVENUE
Net realized (losses) gains on investments	(636)	161	(566)	(538)
Other income	433	7	469	7
Total revenues	13,005	8,545	26,332	16,078

EXPENSES
Management fees − related party	2,027	1,237	4,059	2,230
Equity compensation − related party	137	240	623	822
Professional services	541	469	1,233	785
Insurance	114	125	235	246
General and administrative	350	408	907	778
Total expenses	3,169	2,479	7,057	4,861

NET INCOME	$9,836	$6,066	$19,275	$11,217

NET INCOME PER SHARE – BASIC	$0.40	$0.35	$0.78	$0.66

NET INCOME PER SHARE – DILUTED	$0.39	$0.34	$0.77	$0.65

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	24,704,471	17,580,293	24,569,694	17,099,051

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	24,944,162	17,692,586	24,891,686	17,222,553

DIVIDENDS DECLARED PER SHARE	$0.41	$0.36	$0.80	$0.69

See accompanying notes to consolidated financial statements

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
SIX MONTHS ENDED JUNE 30, 2007
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Equity Compensation		Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Total Stockholders’ Equity	Comprehensive Loss
Balance, January 1, 2007	23,821,434	$24	$341,400		$(1,072)	$(9,279)	$	−	$(13,522)	$317,551
Net proceeds from common stock offerings	650,000	1	10,134		−	−		−	−	10,135
Offering costs	−	−	(287)		−	−		−	−	(287)
Reclassification of deferred equity compensation	−	−	(1,072)		1,072	−		−	−	−
Stock based compensation	270,254	−	358		−	−		−	−	358
Exercise of common stock warrant	374,529	−	5,618		−	−		−	−	5,618
Amortization of stock based compensation	−	−	623		−	−		−	−	623
Net income	−	−	−		−	−		19,275	−	19,275	$19,275
Securities available-for- sale, fair value adjustment	−	−	−		−	(48,173)		−	−	(48,173)	(48,173)
Designated derivatives, fair value adjustment	−	−	−		−	5,544		−	−	5,544	5,544
Distributions – Common Stock	−	−	−		−	−		(19,275)	(771)	(20,046)	−
Comprehensive loss	−	−	−		−	−		−	−	−	$(23,354)
Balance, June 30, 2007	25,116,217	$25	$356,774	$	−	$(51,908)	$	−	$(14,293)	$290,598

See accompanying notes to consolidated financial statements

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,275	$11,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	364	140
Amortization of discount on investments, net	(334)	(154)
Amortization of debt issuance costs	1,091	627
Amortization of stock based compensation	623	822
Non-cash incentive compensation to the manager	551	108
Net realized gain on derivative instruments	(13)	(881)
Net realized loss on investments	566	538
Changes in operating assets and liabilities:
Increase in restricted cash	(71,788)	(9,943)
Increase in accrued interest receivable, net of purchased interest	(2,350)	(647)
Decrease in due from broker	2,010	525
(Increase) decrease in principal paydowns receivable	(4,092)	2,010
Increase in management and incentive fee payable	8	41
(Decrease) increase in security deposits	(14)	1,191
(Decrease) increase in accounts payable and accrued liabilities	(789)	218
Increase (decrease) in accrued interest expense	1,372	(1,467)
Increase in other assets	(1,110)	(1,517)
Net cash (used in) provided by operating activities	(54,630)	2,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(69,488)	(7,724)
Principal payments on securities available-for-sale	6,970	79,099
Proceeds from sale of securities available-for-sale	29,867	131,577
Purchase of loans	(1,069,897)	(541,523)
Principal payments received on loans	390,500	86,979
Proceeds from sales of loans	149,346	63,769
Purchase of direct financing leases and notes	(9,715)	(62,506)
Principal payments received on direct financing leases and notes	12,351	8,408
Proceeds from sale of direct financing leases and notes	3,320	−
Purchase of property and equipment	−	(5)
Net cash used in investing activities	(556,746)	(241,926)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (net of offering costs of $287 and $2,384)	15,466	27,281
Proceeds from borrowings:
Repurchase agreements	388,827	4,853,067
Collateralized debt obligations	660,565	262,500
Secured term facility	9,158	75,645
Unsecured revolving credit facility	5,000	−
Payments on borrowings:
Repurchase agreements	(425,933)	(4,986,522)
Secured term facility	(12,896)	(2,303)
Unsecured revolving credit facility	(5,000)	(15,000)
Proceeds from issuance of unsecured junior subordinated debenture to subsidiary trust issuing preferred securities	−	25,000
Settlement of derivative instruments	2,581	881
Payment of debt issuance costs	(11,606)	(4,008)
Distributions paid on common stock	(17,411)	(11,524)
Net cash provided by financing activities	608,751	225,017
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,625)	(14,081)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,354	17,729
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,729	$3,648

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007		2006
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$10,298		$6,413
Unsettled security purchases – Due to broker	$	−		$771
Issuance of restricted stock		$4,051	$	−
Purchase of loans on warehouse line		$(311,069)		$(222,577)
Proceeds from warehouse line		$311,069		$222,577
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$58,672		$66,258

See accompanying notes to consolidated financial statements

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource Capital Corp. and subsidiaries (the ‘‘Company’’) principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“RAI”) (Nasdaq: REXI).

The Company has three direct wholly-owned subsidiaries: RCC Real Estate, Inc. (“RCC Real Estate”), RCC Commercial, Inc. (“RCC Commercial”) and Resource TRS, Inc. (“Resource TRS”).  RCC Real Estate holds real estate investments, including commercial real estate loans.  RCC Commercial holds bank loan investments and real estate investments, including commercial and residential real estate-related securities.  Resource TRS holds all the Company’s equipment leases and notes.  RCC Real Estate owns 100% of the equity interest in Resource Real Estate Funding CDO 2006-1 (“RREF 2006-1”), a Cayman Islands limited liability company and qualified real estate investment trust (“REIT”) subsidiary (“QRS”).  RREF 2006-1 was established to complete a collateralized debt obligation (“CDO”) issuance secured by a portfolio of commercial real estate loans and commercial mortgage-backed securities.  RCC Real Estate also owns 100% of the equity interest in Resource Real Estate Fundings CDO 2007-1 (“RREF 2007-1”), a Cayman Islands limited liability company and QRS.  RREF 2007-1 was established to complete a CDO issuance secured by a portfolio of commercial real estate loans and commercial mortgage-backed securities.  RCC Commercial owns 100% of the equity interest in Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”).  Apidos CDO I was established to complete a CDO secured by a portfolio of bank loans.  RCC Commercial also owns 100% of the equity interest in Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and TRS.  Apidos CDO III was established to complete a CDO secured by a portfolio of bank loans.  RCC Commercial also owns 100% of the equity interest in Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company and TRS.  Apidos Cinco CDO was established to complete a CDO secured by a portfolio of bank loans.  Additionally, RCC Commercial owns 100% of the equity interest in Ischus CDO II, Ltd. (“Ischus CDO II”), a Cayman Islands limited liability company and QRS.  Ischus CDO II was established to complete a CDO issuance secured by a portfolio of mortgage-backed and other asset-backed securities.

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.  The results of operations for the three and six months ended June 30, 2007 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2007.

Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes

For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in Resource TRS, a domestic TRS, because it is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code of 1986, as amended.  As of June 30, 2007 and December 31, 2006, Resource TRS recognized a $171,000 and $67,000, respectively, provision for income taxes.

Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, the Company’s foreign TRSs are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I’s, Apidos CDO III’s and Apidos Cinco CDO’s current taxable income in its calculation of REIT taxable income.

Allowance for Loan and Lease Losses

At June 30, 2007, all of the Company’s loans were current with respect to the scheduled payments of principal and interest.  In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans that exhibit characteristics indicating that permanent impairment has occurred.  Accordingly, as of June 30, 2007, the Company had not recorded an allowance for loan losses.

Stock Based Compensation

    The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.”   Issuances of restricted stock and options are accounted for using the fair value based methodology prescribed by SFAS No. 123(R) whereby the fair value of the award is measured on the grant date and expensed monthly in stockholders’ equity through an increase to additional paid-in capital and an offsetting entry to equity compensation expense – related party on the consolidated statements of income.  For issuances to the Company’s Manager and to non-employees, the unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed.  For issuance to the Company’s five non-employee directors, the amount is not remeasured under the fair value-based method.  The compensation for each of these issuances is amortized over the service period and included in equity compensation expense.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Variable Interest Entities

During July 2005, the Company entered into warehouse and master participation agreements with an affiliate of Citigroup Global Markets Inc. (“Citigroup”) providing that Citigroup would fund the purchase of loans by Apidos CDO III.  On May 9, 2006, the Company terminated its Apidos CDO III warehouse agreement with Citigroup upon the closing of the CDO.  The warehouse funding liability was replaced with the issuance of long-term debt by Apidos CDO III.  The Company owns 100% of the equity issued by Apidos CDO III and is deemed to be the primary beneficiary.  As a result, the Company consolidated Apidos CDO III at June 30, 2007.

During January 2007, the Company entered into warehouse agreement with an affiliate of Credit Suisse Securities (USA) LLC, (“CS”) providing that CS would fund the purchase of bank loans by Apidos Cinco CDO.  On May 30, 2007, the Company terminated its Apidos Cinco CDO warehouse agreement with CS upon the closing of the CDO.  The warehouse facility liability was replaced with the issuance of long-term debt by Apidos Cinco CDO.  The Company owns 100% of the equity issued by Apidos Cinco CDO and is deemed to be the primary beneficiary.  As a result, the Company consolidated Apidos Cinco CDO at June 30, 2007.

Accounting for Certain Mortgage-Backed Securities and Related Repurchase Agreements

In certain circumstances, the Company has purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty.  The Company’s policy is to currently record the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets.  Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated statements of income.  However, under a certain technical interpretation of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets,” such transactions may not qualify as a purchase.  Management of the Company believes, based upon its determination that the method it has adopted is industry practice, that it is accounting for these transactions in an appropriate manner.  However, the result of this technical interpretation would prevent the Company from presenting the debt investments and repurchase agreements and the related interest income and interest expense on a gross basis on the Company’s consolidated financial statements.  Instead, the Company would present the net investment in these transactions with the counterparty as a derivative with the corresponding change in fair value of the derivative being recorded through earnings.  The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty.  As of June 30, 2007, the Company had no transactions in mortgage-backed securities where debt instruments were financed with the same counterparty.  As of December 31, 2006, the Company had one transaction where debt instruments were financed with the same counterparty.

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

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

NOTE 3 – RESTRICTED CASH

Restricted cash consists of $91.9 million of uninvested proceeds, an interest reserve and principal and interest payments collected on investments held in six c onsolidated CDO trusts, a $6.7 million credit facility reserve used to fund future investments that will be acquired by the Company’s three closed bank loan CDO trusts and three expense reserves totaling $200,000 used to cover CDO operating expenses.  The remaining $3.7 million consists of interest reserves and security deposits held in connection with the Company’s equipment lease and loan portfolio.

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

The following tables summarize the Company's mortgage-backed securities and other asset-backed securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
June 30, 2007:
ABS-RMBS	$343,983	$168	$(49,955)	$294,196
Commercial mortgage-backed	27,943	2	(1,902)	26,043
Commercial mortgage-backed private placement	71,675	24	(1,572)	70,127
REIT-TRUPS	5,644	−	(30)	5,614
Other asset-backed	19,434	−	(940)	18,494
Total	$468,679	$194	$(54,399)	$414,474
December 31, 2006:
ABS-RMBS	$348,496	$913	$(6,561)	$342,848
Commercial mortgage-backed	27,951	23	(536)	27,438
Commercial mortgage-backed private placement	30,055	−	−	30,055
Other asset-backed	20,526	130	−	20,656
Total	$427,028	$1,066	$(7,097)	$420,997

(1)	As of June 30, 2007 and December 31, 2006, all securities were pledged as collateral security under related financings.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE − (Continued)

The following tables summarize the estimated maturities of the Company’s mortgage-backed securities and other asset-backed securities according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost		Weighted Average Coupon
June 30, 2007:
Less than one year		$16,185		$21,068	7.02%
Greater than one year and less than five years		314,809		361,881	6.85%
Greater than five years and less than ten years		63,843		67,190	6.10%
Ten years or greater		19,637		18,540	5.85%
Total		$414,474		$468,679	6.71%
December 31, 2006:
Less than one year	$	−	$	−	−%
Greater than one year and less than five years		378,057		383,700	6.78%
Greater than five years and less than ten years		39,931		40,328	6.07%
Ten years or greater		3,009		3,000	7.23%
Total		$420,997		$427,028	6.71%

The contractual maturities of the securities available-for-sale range from February 2017 to March 2051.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE − (Continued)

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2007:
ABS-RMBS	$202,906	$(28,391)	$85,891	$(21,564)	$288,797	$(49,955)
Commercial mortgage-backed	7,485	(403)	18,184	(1,499)	25,669	(1,902)
Commercial mortgage- backed private placement	70,127	(1,572)	−	−	70,127	(1,572)
REIT-TRUPS	5,614	(30)	−	−	5,614	(30)
Other asset-backed	18,494	(940)	−	−	18,494	(940)
Total temporarily impaired securities	$304,626	$(31,336)	$104,075	$(23,063)	$408,701	$(54,399)
December 31, 2006:
ABS-RMBS	$143,948	$(2,580)	$86,712	$(3,981)	$230,660	$(6,561)
Commercial mortgage-acked	−	−	19,132	(536)	19,132	(536)
Total temporarily impaired securities	$143,948	$(2,580)	$105,844	$(4,517)	$249,792	$(7,097)

The temporary impairment of the securities classified as available-for-sale results from the fair value of the securities falling below their amortized cost basis and is primarily attributed to changes in interest rates and market conditions.  The Company intends and has the ability to hold the securities until the fair value of the securities held is recovered, which may be maturity.  For the three months ended June 30, 2007, the Company recognized $787,000 of other-than-temporary impairment related to two securities.  As a result of the impairment charge, the cost of these securities was written down to fair value as of June 30, 2007.  The Company does not believe that any other of its securities classified as available-for-sale were other-than-temporarily impaired as of June 30, 2007.

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. The Company reviews its portfolios monthly and the determination of other-than-temporary impairment is made at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

•	the length of time the market value has been less than amortized cost;

•	the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value;

•	the severity of the impairment;

•	the expected loss of the security as generated by third party software; and

•	credit ratings from the rating agencies.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT

The following is a summary of loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium	Amortized Cost (1)
June 30, 2007:
Bank loans	$937,058	$1,010	$938,068
Commercial real estate loans:
Whole loans	436,678	(3,806)	432,872
B notes	156,027	100	156,127
Mezzanine loans	237,481	(4,862)	232,619
Total commercial real estate loans	830,186	(8,568)	821,618
Total	$1,767,244	$(7,558)	$1,759,686
December 31, 2006:
Bank loans	$613,322	$908	$614,230
Commercial real estate loans:
Whole loans	190,768	−	190,768
A notes	42,515	−	42,515
B notes	203,553	33	203,586
Mezzanine loans	194,776	(5,587)	189,189
Total commercial real estate loans	631,612	(5,554)	626,058
Total	$1,244,934	$(4,646)	$1,240,288

(1)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2007 and December 31, 2006.

At June 30, 2007, the Company’s bank loan portfolio consisted of $938.1 million of floating rate loans, which bore interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 1.13% and LIBOR plus 6.25% with maturity dates ranging from December 2007 to August 2022.

At December 31, 2006, the Company’s bank loan portfolio consisted of $614.0 million of floating rate loans, which bore interest ranging between the LIBOR plus 1.38% and LIBOR plus 7.50% with maturity dates ranging from March 2008 to August 2022, and a $249,000 fixed rate loan, which bore interest at 6.25% with a maturity date of September 2015.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT − (Continued)

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Range of Maturity Dates
June 30, 2007:
Whole loans, floating rate	21	$348,221	LIBOR plus 1.50% to LIBOR plus 3.65%	August 2007 to June 2010
Whole loans, fixed rate	6	84,651	6.98% to 8.57%	May 2009 to March 2012
B notes, floating rate	7	99,929	LIBOR plus 2.50% to LIBOR plus 4.25%	September 2007 to October 2008
B notes, fixed rate	3	56,198	7.00% to 8.65%	July 2011 to July 2016
Mezzanine loans, floating rate	8	151,626	LIBOR plus 2.15% to LIBOR plus 3.45%	August 2007 to May 2009
Mezzanine loans, fixed rate	7	80,993	5.78% to 11.00%	October 2009 to September 2016
Total	52	$821,618
December 31, 2006:
Whole loans, floating rate	9	$190,768	LIBOR plus 2.50% to LIBOR plus 3.65%	August 2007 to January 2010
A notes, floating rate	2	42,515	LIBOR plus 1.25% to LIBOR plus 1.35%	January 2008 to April 2008
B notes, floating rate	10	147,196	LIBOR plus 1.90% to LIBOR plus 6.25%	April 2007 to October 2008
B notes, fixed rate	3	56,390	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	7	105,288	LIBOR plus 2.20% to LIBOR plus 4.50%	August 2007 to October 2008
Mezzanine loans, fixed rate	8	83,901	5.78% to 11.00%	August 2007 to September 2016
Total	39	$626,058

As of June 30, 2007 and December 31, 2006, the Company had not recorded an allowance for loan losses.  At June 30, 2007 and December 31, 2006, all of the Company’s loans were current with respect to the scheduled payments of principal and interest.  In reviewing the portfolio of loans and secondary market prices, the Company did not identify any loans with characteristics indicating that impairment had occurred.

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 6 –DIRECT FINANCING LEASES AND NOTES

The Company’s direct financing leases and notes have weighed average initial note terms of 72 and 73 months, as of June 30, 2007 and December 31, 2006, respectively.  The interest rates on notes receivable range from 7.7% to 16.8% and from 6.1% to 13.4% as of June 30, 2007 and December 31, 2006, respectively.  Investments in direct financing leases and notes, net of unearned income, were as follows (in thousands):

	June 30,	December 31,
	2007	2006
Direct financing leases, net	$27,904	$30,270
Notes receivable	55,170	58,700
Total	$83,074	$88,970

The components of direct financing leases are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Total future minimum lease payments	$33,034	$36,008
Unguaranteed residual	11	11
Unearned income	(5,141)	(5,749)
Total	$27,904	$30,270

NOTE 7 – BORROWINGS

The Company finances the acquisition of its investments, including securities available-for-sale, loans and equipment leases and notes, primarily through the use of secured and unsecured borrowings in the form of CDOs, repurchase agreements, a secured term facility, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Borrowings at June 30, 2007 and December 31, 2006 is summarized in the following table (dollars in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
June 30, 2007:
Repurchase Agreements (1)	$83,072	6.10%	20.6 days	$138,966
RREF CDO 2006-1 Senior Notes (2)	260,198	6.14%	39.1 years	327,539
RREF CDO 2007-1 Senior Notes (3)	331,524	5.93%	39.3 years	396,349
Ischus CDO II Senior Notes (4)	371,456	5.80%	33.1 years	338,733
Apidos CDO I Senior Notes (5)	317,614	5.81%	10.1 years	336,301
Apidos CDO III Senior Notes (6)	258,967	5.81%	13.0 years	271,502
Apidos Cinco CDO Senior Notes (7)	317,472	5.88%	12.9 years	328,813
Secured Term Facility	80,935	6.32%	2.75 years	83,074
Unsecured Junior Subordinated Debentures (8)	51,548	9.31%	29.2 years	−
Total	$2,072,786	6.00%	23.1 years	$2,221,277
December 31, 2006:
Repurchase Agreements (1	$120,457	6.18%	16 days	$149,439
RREF CDO 2006-1 Senior Notes (2)	259,902	6.17%	39.6 years	334,682
Ischus CDO II Senior Notes (4)	371,159	5.83%	33.6 years	390,942
Apidos CDO I Senior Notes (5)	317,353	5.83%	10.6 years	339,858
Apidos CDO III Senior Notes (6)	258,761	5.81%	13.5 years	273,932
Secured Term Facility	84,673	6.33%	3.25 years	88,970
Unsecured Junior Subordinated Debentures (8)	51,548	9.32%	29.7 years	−
Total	$1,463,853	6.07%	21.5 years	$1,577,823

(1)
For June 30, 2007, collateral consists of securities available-for-sale of $42.1 million and loans of $96.9 million.  For December 31, 2006, collateral consists of securities available-for-sale of $30.1 million and loans of $119.4 million.

(2)	Amount represents principal outstanding of $265.6 million less unamortized issuance costs of $5.4 million and $5.6 million as of June 30, 2007 and December 31, 2006, respectively.

(3)	Amount represents principal outstanding of $338.5 million less unamortized issuance costs of $7.0 million as of June 30, 2007.

(4)	Amount represents principal outstanding of $376.0 million less unamortized issuance costs of $4.5 million and $4.8 million as of June 30, 2007 and December 31, 2006, respectively.

(5)	Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $3.9 million and $4.1 million as of June 30, 2007 and December 31, 2006, respectively.

(6)	Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $3.5 million and $3.7 million as of June 30, 2007 and December 31, 2006, respectively.

(7)	Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $4.5 million as of June 30, 2007.

(8)
Amount represents junior subordinated debentures issued to Resource Capital Trust I and RCC Trust II in connection with each respective trust’s issuance of trust preferred securities in May 2006 and September 2006, respectively.

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

The Company had repurchase agreements with the following counterparties at the dates indicated (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
June 30, 2007:
Credit Suisse Securities (USA) LLC	$8,294	25	5.63%
Bear, Stearns International Limited	$2,176	15	6.32%
Natixis Real Estate Capital, Inc.	$45,989	18	6.53%

December 31, 2006:
Credit Suisse Securities (USA) LLC	$863	11	5.40%
Bear, Stearns International Limited	$15,538	17	6.43%
Column Financial Inc, a subsidiary of Credit Suisse Securities (USA) LLC.	$13,262	18	6.42%

(1)	Equal to the fair value of securities or loans sold to the counterparties, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Repurchase and Credit Facilities

In April 2007, the Company’s indirect wholly-owned subsidiary, RCC Real Estate SPE 3, LLC, entered into a master repurchase agreement with Natixis Real Estate Capital, Inc. to be used as a warehouse facility to finance the purchase of commercial real estate loans and commercial mortgage-backed securities.  The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million.  The financing provided by the agreement matures April 18, 2010 subject to a one-year extension at the option of RCC Real Estate SPE 3 and subject further to the right of RCC Real Estate SPE 3 to repurchase the assets held in the facility earlier.  The Company paid a facility fee of 0.75% of the maximum facility amount, or $1.2 million, at closing.  In addition, once the borrowings exceed a weighted average undrawn balance of $75.0 million for the prior 90 day period, the Company will be required to pay a Non-Usage Fee equal to the product of (i) 0.15% per annum multiplied by, (ii) the weighted average undrawn balance during the prior 90 day period.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price, rate and term.  These are one-month contracts.  The Company has guaranteed RCC Real Estate SPE 3, LLC’s obligations under the repurchase agreement to a maximum of $150.0 million.  At June 30, 2007, RCC Real Estate SPE 3 had borrowed $44.1 million, all of which was guaranteed by the Company, with a weighted average interest rate of one-month LIBOR plus 1.21%, which was 6.53% at June 30, 2007.

In August 2006, the Company’s subsidiary, RCC Real Estate SPE 2, LLC, entered into a master repurchase agreement with Column Financial, Inc., a wholly-owned subsidiary of CS, to finance the purchase of commercial real estate loans.  The maximum amount of the Company’s borrowing under the repurchase agreement is $300.0 million.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  The Company has guaranteed RCC Real Estate SPE 2, LLC’s obligations under the repurchase agreement to a maximum of $300.0 million.  At June 30, 2007, there were no outstanding borrowings.  At December 31, 2006, RCC Real Estate SPE 2, LLC had borrowed $54.5 million, all of which was guaranteed by the Company, with a weighted average interest rate of one-month LIBOR plus 1.07%, which was 6.42% at December 31, 2006.

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Repurchase and Credit Facilities − (Continued)

In March 2006, the Company entered into a secured term credit facility with Bayerische Hypo–und Vereinsbank AG to finance the purchase of equipment leases and notes.  The maximum amount of the Company’s borrowing under this facility is $100.0 million.  Borrowings under this facility bear interest at one of two rates, determined by asset class.

The Company paid $300,000 in commitment fees during the year ended December 31, 2006.  Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility and are recorded in the consolidated statements of income.  The Company paid $14,000 and $27,000 for the three and six months ended June 30, 2007 in unused line fees.  Unused line fees are charged immediately into interest expense and are recorded in the consolidated statements of income.  As of June 30, 2007, the Company had borrowed $80.9 million at a weighted average interest rate of 6.32%.  As of December 31, 2006, the Company had borrowed $84.7 million at a weighted average interest rate of 6.33%.  The facility expires March 2010.

In December 2005, the Company entered into a $15.0 million unsecured revolving credit facility with Commerce Bank, N.A. (“Commerce”).  This facility was increased to $25.0 million in April 2006.  Outstanding borrowings bear interest at one of two rates elected at the Company’s option; (i) the lender’s prime rate plus a margin ranging from 0.50% to 1.50% based upon the Company’s leverage ratio; or (ii) LIBOR plus a margin ranging from 1.50% to 2.50% based upon the Company’s leverage ratio.  The facility expires in December 2008.  The Company paid Commerce $250,000 in commitment fees to enter into the facility and to increase the facility.  Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility and are recorded in the consolidated statements of income.  The Company paid $18,000 and $11,000 and in unused line fees as of June 30, 2007 and 2006, respectively.  Unused line fees are expensed immediately into interest expense and are recorded in the consolidated statements of income.  As of June 30, 2007 and December 31, 2006, no borrowings were outstanding under this facility.

In August 2005, the Company’s subsidiary, RCC Real Estate, Inc. (“RCC Real Estate”), entered into a master repurchase agreement with Bear, Stearns International Limited (“Bear Stearns”) to finance the purchase of commercial real estate loans.  The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  The Company has guaranteed RCC Real Estate’s obligations under the repurchase agreement to a maximum of $150.0 million.  At June 30, 2007, RCC Real Estate had borrowed $5.0 million, all of which was guaranteed by the Company, with a weighted average interest rate of one-month LIBOR plus 1.00%, which was 6.32% at June 30, 2007.  At December 31, 2006, RCC Real Estate had borrowed $36.7 million, all of which was guaranteed by the Company, with a weighted average interest rate of one-month LIBOR plus 1.08%, which was 6.43% at December 31, 2006.

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Repurchase and Credit Facilities − (Continued)

In March 2005, the Company entered into a master repurchase agreement with CS to finance the purchase of agency ABS-RMBS securities.  In December 2006, the Company began using this facility to finance the purchase of CMBS-private placement and REIT TRUPS securities.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At June 30, 2007, the Company had borrowed $33.9 million with a weighted average interest rate of 5.63%.  At December 31, 2006, the Company had borrowed $29.3 million with a weighted average interest rate of 5.40%.

Collateralized Debt Obligations

Resource Real Estate Funding CDO 2007-1

On June 26, 2007, the Company closed RREF 2007-1, a $500.0 million CDO transaction that provides financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF 2007-1 collateralize the debt it issued and as a result, the investments are not available to the Company, its creditors or stockholders.  RREF 2007-1 issued a total of $390.0 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF 2007-1.

The senior notes issued to investors by RREF 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (ix) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  As a result of the Company’s ownership of the Class H, K, L and M senior notes, these notes eliminate in consolidation.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors was 5.93% at June 30, 2007.

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Collateralized Debt Obligations − (Continued)

Apidos Cinco CDO

In May 2007, the Company closed Apidos Cinco CDO, a $350.0 million CDO transaction that provides financing for bank loans.  The investments held by Apidos Cinco CDO collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos Cinco CDO issued a total of $322.0 million of senior notes at par to investors and RCC commercial purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  The equity interest is subordinated in right of payment to all other securities issued by Apidos Cinco CDO.

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 5.88% at June 30, 2007.

Resource Real Estate Funding CDO 2006-1

In August 2006, the Company closed RREF 2006-1, a $345.0 million CDO transaction that provides financing for commercial real estate loans.  The investments held by RREF 2006-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class J senior notes (rated BB: Fitch) and class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF 2006-1.

The senior notes issued to investors by RREF 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors was 6.14% at June 30, 2007.

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Collateralized Debt Obligations − (Continued)

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

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity.  The weighted average interest rate on all notes was 5.81% at June 30, 2007.

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

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 5.81% at June 30, 2007.

Ischus CDO II, Ltd.

In July 2005, the Company closed Ischus CDO II, a $403.0 million CDO transaction that provides financing for mortgage-backed and other asset-backed securities.  The investments held by Ischus CDO II collateralize the debt it issued and, as a result, those investments are not available to the Company, its creditors or stockholders.  Ischus CDO II issued a total of $376.0 million of senior notes at par to investors and RCC Real Estate purchased a $27.0 million equity interest representing 100% of the outstanding preference shares.  In August 2006, upon approval by the Company’s Board of Directors, the preference shares of Ischus CDO II were transferred to RCC Commercial.  As of June 30, 2007, RCC Commercial owned a $27.0 million equity interest representing 100% of the outstanding preference shares.  The equity interest is subordinate in right of payment to all other securities issued by Ischus CDO II.

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Collateralized Debt Obligations − (Continued)

Ischus CDO II, Ltd. - (Continued)

The senior notes issued to investors by Ischus CDO II consist of the following classes:  (i) $214.0 million of class A-1A notes bearing interest at one-month LIBOR plus 0.27%; (ii) $50.0 million of class A-1B delayed draw notes bearing interest on the drawn amount at one-month LIBOR plus 0.27%; (iii) $28.0 million of class A-2 notes bearing interest at one-month LIBOR plus 0.45%; (iv) $55.0 million of class B notes bearing interest at one-month LIBOR plus 0.58%; (v) $11.0 million of class C notes bearing interest at one-month LIBOR plus 1.30%; and (vi) $18.0 million of class D notes bearing interest at one-month LIBOR plus 2.85%.  All of the notes issued mature on August 6, 2040, although the Company has the right to call the notes at par any time after August 6, 2009 until maturity.  The weighted average interest rate on all notes was 5.80% at June 30, 2007.

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

In connection with the issuance and sale of the trust preferred securities, the Company issued junior subordinated debentures to RCTI and RCTII of $25.8 million each, representing the Company’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCTI and RCTII at June 30, 2007 were $788,000 and $795,000, respectively.  These costs, which are included in other assets, are being amortized into interest expense using the effective yield method over a ten year period.

The rights of holders of common shares of RCTI and RCTII are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, the common shareholders’ economic and voting rights are pari passu with the preferred shareholders.  The preferred and common securities of RCTI and RCTII are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures.  Unless earlier dissolved, RCTI will dissolve on May 25, 2041 and RCTII will dissolve on September 29, 2041.  The junior subordinated debentures are the sole asset of RCTI and RCTII and mature on June 30, 2036 and October 30, 2036, respectively, and may be called at par by the Company any time after June 30, 2011 and October 30, 2011, respectively.  Interest is payable for RCTI and RCTII quarterly at a floating rate equal to three-month LIBOR plus 3.95% per annum.  The rates for RCTI and RCTII, at June 30, 2007, were 9.30% and 9.31%, respectively.  The Company records its investments in RCTI and RCTII’s common shares of $774,000 each as investments in unconsolidated entities and records dividend income upon declaration by RCTI and RCTII.

At June 30, 2007, the Company has complied, to the best if its knowledge, with all of our financial covenants under our debt agreements.

NOTE 8 – CAPITAL STOCK

On January 8, 2007, pursuant to a partial exercise by the underwriters of their over-allotment option related to the December 19, 2006 public offering, the Company sold 650,000 shares of common stock at a price of $16.50 per share.  The Company received net proceeds of $10.1 million after payment of underwriting discounts and commissions of approximately $590,000.  In addition, during the six months ended June 30, 2007, 374,529 warrants were exercised.  The Company received proceeds of $5.6 million.

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 9 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Manager	Non-Employee Directors	Non-Employees	Total
Unvested shares as of December 31, 2006	230,000	4,224	−	234,224
Issued	−	4,404	244,541	248,945
Vested	(115,000)	(4,224)	−	(119,224)
Forfeited	−	−	−	−
Unvested shares as of June 30, 2007	115,000	4,404	244,541	363,945

Pursuant to SFAS No. 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager and non-employee at the current market price.  The fair value of the unvested shares of restricted stock granted during the respective periods, including shares issued to the non-employee directors, was $4.1 million and $60,000 at June 30, 2007 and December 31, 2006, respectively.

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

In connection with the July 2006 hiring of a commercial mortgage direct loan origination team by Resource Real Estate, Inc. (“Resource Real Estate”), a subsidiary of RAI,  (see Related Party Transactions – Note 11), the Company agreed to issue up to 100,000 shares of common stock and options to purchase an additional 100,000 shares of common stock if certain loan origination performance thresholds are achieved by this origination team for the Company’s account.  The performance thresholds are two-tiered.  Upon the achievement of $400.0 million of direct loan originations of commercial real estate loans, 60,000 restricted shares of common stock and options to purchase an additional 60,000 shares of common stock are issuable.  Upon the achievement of another $300.0 million of direct loan originations of commercial real estate loans, a second tranche of 40,000 restricted shares of common stock and options to purchase another 40,000 shares of common stock are issuable.  The restricted shares and options to purchase shares of common stock vest over a two-year period after issuance.  The Company accounts for equity instruments issued to non-employees for goods or services in accordance with the provisions of SFAS No. 123(R) and Emerging Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” ("EITF 96-18").  Accordingly, when the origination team, none of whom is an employee of the Company, completes its performance or when a performance commitment is reached, the Company is required to measure the fair value of the equity instruments.  On June 27, 2007, 60,000 shares of restricted common stock and 60,000 options to purchase additional shares were issued as a result of the achievement of $400.0 million of direct loan originations of commercial real estate loans.  The restricted shares vest 50% on June 27, 2008 and 50% on June 27, 2009.  The options vest 33.3% per year beginning on June 27, 2008.

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 9 – SHARED-BASED COMPENSATION − (Continued)

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2007	651,666	$15.00
Granted	60,000	14.59
Exercised	−	−
Forfeited	−	−
Outstanding as of June 30, 2007	711,666	$14.97	8	$428
Exercisable at June 30, 2007	151,277	$15.00	8	$91

The common stock options have a remaining contractual term of eight years.  Upon exercise of options, new shares are issued.

The following table summarizes the status of the Company’s unvested stock options as of June 30, 2007:

Unvested Shares	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2007	434,444		$15.00
Granted	60,000		$14.59
Vested	(217,222)		$15.00
Forfeited	−	$	−
Unvested at June 30, 2007	277,222		$14.91

The common stock option transactions are valued using the Black-Scholes model using the following assumptions:

	As of June 30, 2007	As of December 31, 2006
Expected life	8 years	8 years
Discount rate	5.07%	4.775%
Volatility	26.17%	20.91%
Dividend yield	11.80%	9.73%

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 9 – SHARED-BASED COMPENSATION − (Continued)

The fair value of each common stock transaction for the period ended June 30, 2007 and for the year ended December 31, 2006, respectively, was $0.601 and $1.061.  For the three and six months ended June 30, 2007 and 2006, the components of equity compensation expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Options granted to Manager	$151	$10	$631	$122
Restricted shares granted to Manager	(33)	215	(44)	670
Restricted shares granted to non-employee directors	19	15	36	30
Total equity compensation expense	$137	$240	$623	$822

During the three and six months ended June 30, 2007, the Manager received 11,349 and 21,309 shares, respectively, as incentive compensation, valued at $186,000 and $358,000, respectively, pursuant to the management agreement.  During the three and six months ended June 30, 2006, the Manager received 2,086 and 7,824 shares, respectively, as incentive compensation valued at $29,000 and $115,000, respectively, pursuant to the management agreement.

The Company has no formal equity award plan.  All awards are discretionary in nature and subject to approval by the compensation committee.

NOTE 10 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic:
Net income	$9,836	$6,066	$19,275	$11,217
Weighted average number of shares outstanding	24,704,471	17,580,293	24,569,694	17,099,051
Basic net income per share	$0.40	$0.35	$0.78	$0.66

Diluted:
Net income	$9,836	$6,066	$19,275	$11,217

Weighted average number of shares outstanding	24,704,471	17,580,293	24,569,694	17,099,051
Additional shares due to assumed conversion of dilutive instruments	239,691	112,293	321,992	123,502
Adjusted weighted-average number of common shares outstanding	24,944,162	17,692,586	24,891,686	17,222,553
Diluted net income per share	$0.39	$0.34	$0.77	$0.65

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

Management Agreement

The base management fee for the three and six months ended June 30, 2007 was $1.3 million and $2.6 million, respectively.  The incentive management fee for the three and six months ended June 30, 2007 was $730,000 and $1.5 million, respectively.  The base management fee for the three and six months ended June 30, 2006 was $918,000 and $1.8 million, respectively.  The incentive management fee for the three and six months ended June 30, 2006 was $319,000 and $432,000, respectively.

At June 30, 2007, the Company was indebted to the Manager for base and incentive management fees of $869,000 and $730,000, respectively, and for the reimbursement of expenses of $26,000.  At December 31, 2006, the Company was indebted to the Manager for base and incentive management fees of $711,000 and $687,000, respectively, and for reimbursement of expenses of $87,000.  These amounts are included in accounts payable and other liabilities.

Relationship with Resource Real Estate

Resource Real Estate originates, finances and manages the Company’s commercial real estate loan portfolio, including A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At June 30, 2007 and December 31, 2006, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio of approximately $42,000 and $700,000, respectively.  At June 30, 2007, Resource Real Estate was indebted to the Company for deposits held in trust in connection with the Company’s commercial real estate portfolio of approximately $158,000.  There were no such receivables at December 31, 2006.

Relationship with LEAF Financial Corporation (“LEAF”)

LEAF, a majority-owned subsidiary of RAI, originates and manages equipment leases and notes on the Company’s behalf.  The Company purchases these leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs.  At June 30, 2007 and December 31, 2006, the Company acquired $3.0 million and $106.7 million of equipment lease and note investments from LEAF, including $30,000 and $1.1 million of origination cost reimbursements, respectively.  In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes.  At June 30, 2007 and December 31, 2006, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of approximately $135,000 and $229,000, respectively.  LEAF’s servicing fees for the three and six months ended June 30, 2007 were $204,000 and $413,000, respectively, compared to $165,000 and $220,000 for the three and six months ended June 30, 2006, respectively.

During the three and six months ended June 30, 2007, the Company sold one lease back to LEAF at a price equal to its book value.  The total proceeds received on outstanding notes receivable were $600,000.

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 11 – RELATED-PARTY TRANSACTIONS − (Continued)

Relationship with RAI

At June 30, 2007, RAI had a 7.7% ownership interest in the Company, consisting of 1,900,000 shares it had purchased, 35,385 shares received as incentive compensation pursuant to the management agreement and 614 vested shares associated with the issuance of restricted stock.  In addition, executive officers of the Manager and its affiliates had a 1.0% ownership interest in the Company, consisting of 161,388 shares they had purchased and 81,664 vested shares associated with the issuance of restricted stock as of June 30, 2007.  All purchased shares were either acquired in offerings by the Company at the same price at which shares were purchased by the other investors in those offerings or in the open market.

As of June 30, 2007, the Company had executed six CDO transactions.  These CDO transactions are structured for the Company by the Manager; however, the Manager is not separately compensated by the Company for these transactions.  In addition, the Company may reimburse the Manager and RAI for expenses for employees of RAI who perform legal, accounting, due diligence and other services that outside professional or consultants would otherwise perform.

Relationship with Law Firm

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood Law Firm.  The Company paid Ledgewood approximately $152,000 and $252,000 for legal services during the three and six months ended June 30, 2007, respectively, compared to $91,000 and $289,000 during the three and six months ended June 30, 2006, respectively.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

NOTE 12 – DISTRIBUTIONS

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

On June 18, 2007, the Company declared a quarterly distribution of $0.41 per share of common stock, $10.3 million in the aggregate, which was paid on July 17, 2007 to stockholders of record as of June 29, 2007.

On March 20, 2007, the Company declared a quarterly distribution of $0.39 per share of common stock, $9.7 million in the aggregate, which was paid on April 16, 2007 to stockholders of record as of March 30, 2007.

On January 13, 2006, the Company paid a special dividend to stockholders of record on January 4, 2006, including holders of restricted stock, consisting of warrants to purchase the Company’s common stock.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $15.00 per share.  Stockholders received one warrant for each ten shares of common stock and restricted stock held.  If an existing stockholder owned shares in other than a ten-share increment, the stockholder received an additional warrant.  The warrants will expire on January 13, 2009 and became exercisable on January 13, 2007.  An aggregate of 1,568,244 shares were issuable upon exercise of the warrants, of which 374,529 shares have been issued as of June 30, 2007.  Upon exercise of warrants, new shares are issued.

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 13 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

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

At June 30, 2007, the Company had 20 interest rate swap contracts and three forward interest rate swap contracts.  The Company paid an average fixed rate of 5.37% and received a variable rate equal to one-month LIBOR on the interest rate swap contracts.  The aggregate notional amount of these contracts was $287.1 million.  The Company will pay an average fixed rate of 5.25% and receive a variable rate equal to one-month LIBOR on the forward interest rate swap contracts, of which $42.4 million of the aggregate notional amount became effective in July 2007.  In addition, the Company had one interest rate cap agreement outstanding whereby it reduced its exposure to variability in future cash outflows attributable to changes in LIBOR.  The aggregate notional amount of this contract was $15.0 million at June 30, 2007.

At December 31, 2006, the Company had 12 interest swap contracts and five forward interest rate swap contracts.  The Company paid an average fixed rate of 5.33% and received a variable rate equal to one-month and three-month LIBOR on the interest rate swap contracts.  The aggregate notional amount of these contracts was $150.9 million.  The Company paid an average fixed rate of 5.19% and received a variable rate equal to one-month and three-month LIBOR on the forward interest rate swap contracts, which commenced in February 2007.  The aggregate notional amount of these contracts was $74.0 million.  In addition, the Company had one interest rate cap agreement outstanding whereby it reduced its exposure to variability in future cash outflows attributable to changes in LIBOR.  The aggregate notional amount of this contract was $15.0 million at December 31, 2006.

The fair value of the Company’s interest rate swaps, forward swaps and interest rate cap was $158,000 and $(3.1) million as of June 30, 2007 and December 31, 2006, respectively.  The Company had aggregate unrealized gains of $2.3 million and aggregate unrealized losses of $3.2 million on the interest rate swap agreements and interest rate cap agreement, as of June 30, 2007 and December 31, 2006, respectively, which is recorded in accumulated other comprehensive loss.

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 13 – INTEREST RISK AND DERIVATIVE INSTRUMENTS − (Continued)

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities in the Company’s investment portfolio.  The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount.  At June 30, 2007, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $4.9 million.  At December 31, 2006, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $3.1 million.

NOTE 14 – SUBSEQUENT EVENTS

On July 13, 2007, the Company filed a registration statement with the SEC covering the common stock underlying the warrants it issued on January 13, 2006 as a dividend to the Company’s stockholders.

On July 26, 2007, the Company’s board of directors authorized a share repurchase program to buy back up to 2.5 million outstanding shares.

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

Overview

We are a specialty finance company that focuses primarily on commercial real estate and commercial finance.  We qualify as a real estate investment trust, or REIT, under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.  We invest in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets.  We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and to mitigate interest rate risk through derivative instruments.  Future distributions and capital appreciation are not guaranteed, however, and we have only limited operating history and REIT experience upon which you can base an assessment of our ability to achieve our objectives.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks.  We generate revenues from the interest we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, residential mortgage-backed securities, or ABS-RMBS, other asset-backed securities, or ABS, bank loans, REIT trust preferred securities, or REIT TRUPS, and payments on equipment leases and notes.  We use a substantial amount of leverage to enhance our returns and we finance each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments comprises a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our ABS-RMBS, CMBS, other ABS, REIT TRUPS, bank loans and equipment leases and notes, we use warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as a long-term financing source.  In our commercial real estate loan portfolio, we use repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as a long-term financing source.  We expect that our other term financing will consist of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs.

    Recently, the credit markets in the United States and elsewhere have been subject to substantial volatility and reduction in liquidity, principally as a result of conditions in the residential mortgage sector, particularly in the sub-prime sector.  To the date of this report, our ability to use the funding available to us under existing credit facilities has not been materially affected, nor have our lenders indicated that they intend to restrict our ability to use the funding available under such facilities.  We discuss funding availability in “− Borrowings,” below.  We anticipate, however, that obtaining long-term CDO financing for future asset acquisitions may be more difficult than it has been in the past and, if successful, the terms may be less favorable than what was previously available to us.  This may affect our ability to sustain our historical asset in income growth.  Current market conditions also have, as discussed in “-Stockholders’ Equity” below, reduced the value of our interest in one CDO investment and, if they persist, may further affect the value of this investment and that of other of our investments, which could reduce our book value and earnings.

(Back to Index)
On December 20, 2006, we received net proceeds of $93.0 million from our follow-on offering of 6,000,000 shares of common stock and we received net proceeds of $10.1 million on January 8, 2007 on the sale of an additional 650,000 shares of common stock pursuant to the partial exercise of the underwriters’ overallotment option.

On December 20, 2006, we received net proceeds of $93.0 million from our follow-on offering of 6,000,000 shares of common stock and we received net proceeds of $10.1 million on January 8, 2007 on the sale of an additional 650,000 shares of common stock pursuant to the partial exercise of the underwriters’ overallotment option.

As of June 30, 2007, we had invested 71.3% of our portfolio in commercial real estate-related assets, 7.1% in ABS-RMBS and 21.6% in commercial finance assets.  As of December 31, 2006, we had invested 77.2% of our portfolio in commercial real estate-related assets, 7.4% in ABS-RMBS and 15.4% in commercial finance assets.  If we are unable to maintain the credit quality of our portfolio, however, our earnings may decrease.  Because the amount of leverage we intend to use will vary by asset class, our asset allocation may not reflect the relative amounts of equity capital we have invested in the respective classes.

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

       We evaluate our available-for-sale investments for other-than-temporary impairment charges under SFAS 115, in accordance with Emerging Issues Task Force, or EITF, Issue No. 03-1, ‘‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.’’ SFAS 115 and EITF 03-1 require an investor to determine when an investment is considered impaired (i.e., a decline in fair value below its amortized cost), evaluate whether that impairment is other than temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.  SFAS 115 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  In November 2005, the FASB issued FASB staff position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which replaces the guidance for impairment evaluation.  We have adopted FSP SFAS No. 115-1 as required.

Investment securities transactions are recorded on the trade date.  Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date.  Realized gains and losses on investment securities are determined on the specific identification method.

Derivative Instruments

Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps to add stability to our interest expense and to manage our exposure to interest rate movements or other identified risks.  We designate these transactions as cash flow hedges.  We evaluate the contracts or hedge instruments at inception and at subsequent balance sheet dates to determine if they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”).  SFAS 133 requires that we recognize all derivatives on the balance sheet at fair value.  We record changes in the fair value of the derivative in other comprehensive income to the extent that it is effective.  Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

(Back to Index)

Interest Income Recognition

We accrue interest income on our mortgage-backed and other asset-backed securities using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets.  We amortize or accrete premiums and discounts into interest income over the lives of the securities also using the effective yield method (or a method that approximates effective yield), adjusted for the effects of estimated prepayments based on SFAS No. 91, ‘‘Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.’’  For an investment purchased at par, the effective yield is the contractual interest rate on the investment.  If we purchase the investment at a discount or at a premium, we compute the effective yield based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium.  The effective yield method requires us to make estimates of future prepayment rates for our investments that can be contractually prepaid before their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment.  The prepayment estimates that we use directly impact the estimated remaining lives of our investments.  We review actual prepayment estimates as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an adjustment is necessary.  If prepayment estimates are incorrect, we may have to adjust the amortization or accretion of premiums and discounts, which would have an impact on future income.

Loan Interest Income Recognition

Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts, as discussed in “- Interest Income Recognition.”  When we purchase a loan or pool of loans at a discount, we consider the provisions of AICPA Statement of Position (‘‘SOP’’) 03-3 ‘‘Accounting for Certain Loans or Debt Securities Acquired in a Transfer’’ to evaluate whether all or a portion of the discount represents accretable yield.  If a loan with a premium or discount is prepaid, we immediately recognize the unamortized portion as a decrease or increase to interest income.  In addition, we defer loan origination fees and loan origination costs and recognizes them over the life of the related loan against interest using the effective yield method.

Results of Operations − Three and Six Months Ended June 30, 2007 as compared to Three and Six Months Ended June 30, 2006

Our net income for the three and six months ended June 30, 2007 was $9.8 million, or $0.40 per weighted average common share-basic ($0.39 per weighted average common share-diluted) and $19.3 million, or $0.78 per weighted average common share-basic ($0.77 per weighted average common share-diluted), respectively, as compared to $6.1 million, or $0.35 per weighted average common share-basic ($0.34 per weighted average common share-diluted) and $11.2 million, or $0.66 per weighted average common share-basic ($0.65 per weighted average common share-diluted) for the three and six months ended June 30, 2006, respectively.

(Back to Index)

Interest Income

The following table sets forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2006
			Weighted Average			Weighted Average
	Interest Income		Yield	Balance	Interest Income	Yield	Balance
Interest income from securities available-for-sale:
Agency ABS-RMBS	$	−	N/A	N/A	$9,404	4.58%	$837,955
ABS-RMBS		6,272	7.00%	$347,671	5,900	6.62%	$346,469
CMBS		400	5.56%	$28,269	395	5.54%	$28,311
Other ABS		365	6.68%	$21,147	354	6.43%	$21,364
CMBS-private placement		832	6.33%	$50,353	−	N/A	N/A
REIT TRUPS		39	6.99%	$2,044	−	N/A	N/A
Total interest income from securities available-for-sale		7,908			16,053
Interest income from loans:
Bank loans		17,506	7.47%	$916,289	10,496	7.19%	$572,103
Commercial real estate loans		15,205	8.17%	$723,679	5,204	8.33%	$244,967
Total interest income from loans		32,711			15,700
Leasing		1,901	8.68%	$86,772	1,297	8.13%	$64,255
Interest income – other:
Interest rate swap agreements		55	0.14%	$158,802	1,451	0.85%	$684,055
Temporary investment in over-night repurchase agreements		855			395
Total interest income − other		910			1,846
Total interest income		$43,430			$34,896

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
			Weighted Average			Weighted Average
	Interest Income		Yield	Balance	Interest Income	Yield	Balance
Interest income from securities available-for-sale:
Agency ABS-RMBS	$	−	N/A	N/A	$19,631	4.60%	$861,229
ABS-RMBS		12,558	7.08%	$349,373	11,299	6.43%	$346,894
CMBS		801	5.59%	$28,276	784	5.54%	$28,319
Other ABS		719	6.74%	$20,830	681	6.26%	$21,579
CMBS-private placement		1,187	5.99%	$38,178	−	N/A	N/A
REIT TRUPS		39	7.18%	$1,028	−	N/A	N/A
Private equity		−	N/A	N/A	30	11.63%	$343
Total interest income from securities available-for-sale		15,304			32,425
Interest income from loans:
Bank loans		33,065	7.47%	$868,986	17,991	6.96%	$509,944
Commercial real estate loans		29,927	8.49%	$692,939	8,729	8.12%	$210,545
Total interest income from loans		62,992			26,720
Leasing		3,811	8.71%	$87,039	1,803	8.44%	$43,714
Interest income – other:
Interest rate swap agreements		33	0.05%	$135,226	2,663	0.74%	$718,262
Temporary investment in over-night repurchase agreements		1,278			719
Total interest income − other		1,311			3,382
Total interest income		$83,418			$64,330

(Back to Index)

Interest Income − Three and Six Months Ended June 30, 2007 as compared to Three and Six Months Ended June 30, 2006

Interest income increased $8.5 million (25%) and $19.1 million (30%) to $43.4 million and $83.4 million for the three and six months ended June 30, 2007, respectively, from $34.9 million and $64.3 million for the three and six months ended June 30, 2006, respectively.  We attribute this increase to the following:

Interest Income from Loans

Interest income from loans increased $17.0 million (108%) and $36.3 million (136%) to $32.7 million and $63.0 million for the three and six months ended June 30, 2007 from $15.7 million and $26.7 million for the three and six months ended June 30, 2006, respectively.

Bank loans generated $17.5 million and $33.1 million of interest income for the three and six months ended June 30, 2007 as compared to $10.5 million and $18.0 million for the three and six months ended June 30, 2006, respectively an increase of $7.0 million (67%) and $15.1 million (84%).  These increases resulted primarily from the following:

•
The acquisition of $132.6 million and $206.5 of bank loans (net of principal repayments and sales of $62.0 million and $134.2 million) during the three and six months ended June 30, 2006 primarily for the accumulation of assets for Apidos CDO III which closed in May 2006.  These loans were held for the entire three and six months ended June 30, 2007.

•
The acquisition of an additional $334.6 million of bank loans (net of principal repayments and sales of $486.3 million) since June 30, 2006 primarily from Apidos Cinco CDO which began accumulating assets in January 2007.

•
The increase of the weighted average interest rate on these loans to 7.50% and 7.52% for the three and six months ended June 30, 2007, respectively, from 7.22% and 7.01% for the three and six months ended June 30, 2006, respectively, primarily due to an increase in the LIBOR rate.

Commercial real estate loans produced $15.2 million and $29.9 million of interest income for the three and six months ended June 30, 2007 as compared to $5.2 million and $8.7 million for the three months ended June 30, 2006, an increase of $10.0 million (192%) and $21.2 million (243%), respectively.  These increase resulted from the following:

•
The acquisitions of $80.5 million and $121.3 million of commercial real estate loans (net of principal repayments and sales of $16.5 million) during the three and six months ended June 30, 2006, which were held for the entire three months ended June 30, 2007.

•	The acquisition of $537.7 million of commercial real estate loans (net of principal repayments and sales of $236.9 million) since June 30, 2006.

•	A $505,000 acceleration of loan origination fees as a result of loan sales that we booked as part of interest income for the six months ended June 30, 2007.

Interest Income - Leasing

Our equipment leasing portfolio generated $1.9 million and $3.8 million of interest income for the three and six months ended June 30, 2007, respectively, as compared to $1.3 million and $1.8 million for the three and six months ended June 30, 2006, respectively, an increase of $604,000 (47%) and $2.0 million (111%), respectively.  This increase resulted from the following:

•
The acquisition of $16.4 million and $54.1 million of equipment leases and notes (net of principal payments and sales of $3.4 million and $8.0 million) during the three and six months ended June 30, 2006, which were held for the entire three and six months ended June 30, 2007.

•
The increase in the weighted average interest rate on these leases to 8.68% and 8.71% for the three and six months ended June 30, 2007, respectively, from 8.13% and 8.44% for the three and six months ended June 30, 2006, respectively.

(Back to Index)
Interest Income - Other

The increase in interest income was offset by a decrease in interest income - other.  Interest income - other decreased to $910,000 (51%) and $1.3 million (61%) for the three and six months ended June 30, 2007, respectively, as compared to $1.8 million and $3.4 million for the three and six months ended June 30, 2006, respectively.  This was due to interest rate swap agreements which generated $55,000 and $33,000 of interest income a decrease of $1.4 million (96%) and $2.6 million (99%) from $1.5 million and $2.7 million for the three and six months ended June 30, 2007 and June 30, 2006, respectively.  This was primarily the result of the termination of swaps related to our agency ABS-RMBS portfolio which was sold on October 2, 2006.

Interest Income from Securities Available-for-Sale

The increase in total interest income was also offset by a decrease in interest income from securities available-for-sale.  Interest income from securities available-for-sale decreased $8.1 million (51%) and $17.2 million (53%) to $7.9 million and $15.3 million for the three and six months ended June 30, 2007, respectively, from $16.1 million and $32.4 million for the three and six months ended June 30, 2006, respectively.

Our agency ABS-RMBS portfolio generated $9.4 million and $19.6 million of interest income for the three and six months ended June 30, 2006.  No interest income from this portfolio was generated during the three and six months ended June 30, 2007 as a result of the sale of $125.4 million of such securities in January 2006 and the sale of the remaining $753.1 million of these securities in September 2006.

This decrease was offset by the following:

•
Contribution from non-agency ABS-RMBS of $6.3 million and $12.6 million of interest income for the three and six months ended June 30, 2007, respectively, as compared to $5.9 million and $11.3 million for the three and six months ended June 30, 2006, respectively, an increase of $372,000 (6%) and $1.3 million (11%), respectively.  This increase resulted primarily from the increase of the weighted average interest rate on these securities to 6.94% and 6.95% for the three and six months ended June 30, 2007, respectively, from 6.59% and 6.37% for the three and six months ended June 30, 2006, respectively.

•
CMBS-private placement contributed $832,000 and $1.2 million for the three and six months ended June 30, 2007, respectively, due to the accumulation of securities in this portfolio beginning in December 2006.  We held no such securities for the three and six months ended June 30, 2006.

(Back to Index)

Interest Expense − Three and Six Months Ended June 30, 2007 as compared to Three and Six Months Ended June 30, 2006

The following tables set forth information relating to our interest expense incurred for the periods presented (in thousands, except percentages):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Commercial real estate loans	$8,050	6.28%	$496,132	$2,655	6.22%	$167,949
Bank loans	13,338	5.87%	$881,131	7,829	5.51%	$550,675
Agency ABS-RMBS	−	N/A	N/A	9,419	5.01%	$741,115
ABS-RMBS / CMBS / ABS	5,665	5.84%	$376,000	5,339	5.51%	$376,000
CMBS-private placement	472	5.69%	$32,951	−	N/A	N/A
REIT TRUPS	22	5.42%	$1,657	−	N/A	N/A
Leasing	1,401	6.37%	$83,894	938	6.29%	$63,485
General	1,274	9.39%	$50,385	339	9.29%	$13,154
Total interest expense	$30,222			$26,519

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Commercial real estate loans	$14,594	6.35%	$451,079	$4,476	6.01%	$146,240
Bank loans	24,938	5.91%	$830,066	13,103	5.29%	$486,991
Agency ABS-RMBS	−	N/A	N/A	18,536	5.01%	$763,741
ABS-RMBS / CMBS / ABS	11,269	5.88%	$376,000	10,191	5.32%	$376,000
CMBS-private placement	811	5.55%	$29,042	−	N/A	N/A
REIT TRUPS	22	5.42%	$833	−	N/A	N/A
Leasing	2,812	6.41%	$84,646	948	6.36%	$31,743
General	2,543	9.53%	$50,244	467	8.39%	$10,011
Total interest expense	$56,989			$47,721

Interest expense increased $3.7 million (14%) and $9.3 million (19%) to $30.2 million and $57.0 million for the three and six months ended June 30, 2007. respectively, from $26.5 million and $47.7 million for the three and six months ended June 30, 2006, respectively.  We attribute this increase to the following:

Interest expense on commercial real estate loans was $8.1 million and $14.6 million for the three and six months ended June 30, 2007, respectively, as compared to $2.7 million and $4.5 million for the three and six months ended June 30, 2006, respectively, an increase of $5.4 million (203%) and $10.1 million (226%), respectively.  This increase resulted primarily from the following:

•
We closed our first commercial real estate loan CDO, Resource Real Estate Funding CDO 2006-1, in August 2006.  Resource Real Estate Funding CDO 2006-1 issued $308.7 million of senior notes at par consisting of several classes with floating rates ranging from one-month LIBOR plus 0.32% to one-month LIBOR plus 3.75% and fixed rates ranging from 5.84% to 6.00%.  Prior to August 10, 2006 we financed these commercial real estate loans primarily with repurchase agreements.  We continued to finance the growth of our commercial real estate loan portfolio after the closing of Resource Real Estate Funding CDO 2006-1 through repurchase agreements and closed our second commercial real estate loan CDO, Resource Real Estate Funding CDO 2007-1 in June 2007.  Resource Real Estate Funding CDO 2007-1 issued $408.8 million of senior notes at par consisting of several classes with floating rates ranging from one-month LIBOR plus 0.28% to one-month LIBOR plus 3.25% and fixed rates ranging from 6.42% to 8.50%.  We continue to finance the growth of our commercial real estate loan portfolio with repurchase agreements for loans that are not long-term match-funded.  The increase in expense is in part related to the growth of this portfolio.  The weighted average balance for the three and six

(Back to Index)

months ended June 30, 2007 was $496,000 and $451,000, respectively as compared to $168,000 and $146,000 for the three and six months ended June 30, 2006.

•
The increase of the weighted average interest rate on these borrowings to 6.23%  and 6.24% for the three and six months ended June 30, 2007, respectively, from 6.21% and 5.97% for the three and six months ended June 30, 2006, respectively, due to an increase in LIBOR rate at June 30, 2007 as compared to June 30, 2006.  This increase was partially offset by lower weighted average spreads, as a result of the closing of our CDOs and obtaining long-term match funding.

•
We amortized $244,000 and $474,000 of deferred debt issuance costs related to the CDO and repurchase facility financings for the three and six months ended June 30, 2007, respectively, compared to $24,000 and $65,000 for the three and six months ended June 30, 2006, respectively.

Interest expense on bank loans was $13.3 million and $25.0 million for the three and six months ended June 30, 2007, respectively, as compared to $7.8 million and $13.1 million for the three and six months ended June 30, 2006, respectively, an increase of $5.5 million (70%), and $11.9 million (90%), respectively.  This increase resulted primarily from the following:

•
As a result of the continued acquisitions of bank loans after the closing of Apidos CDO III, we financed our third bank loan CDO (Apidos Cinco CDO) in May 2007.  Apidos CDO Cinco issued $322.0 million of senior notes into several classes with floating rates ranging from three-month LIBOR plus 0.23% to three-month LIBOR plus 4.25%.We used Apidos CDO Cinco proceeds to repay borrowings under a warehouse facility which had a balance at the time of repayment of $311.1 million.The weighted average interest rate on the senior notes and warehouse line was 5.92% and 5.93% for the three and six months ended June 30, 2007.  No such debt existed for the three and six months ended June 30, 2006.

•
In May 2006, Apidos CDO III issued $262.5 million of senior notes into several classes with floating rates ranging from three-month LIBOR plus 0.26% to three-month LIBOR plus 4.25%.  We used the Apidos CDO III proceeds to repay borrowings under a warehouse facility which had a balance at the time of repayment of $222.6 million.
The weighted average interest rate on the senior notes was 5.80% for the three and six months ended June 30, 2007 as compared to 5.51% and 5.29% for the three and six months ended June 30, 2006 on the warehouse facility and on the notes.  The warehouse facility began accumulating assets in July 2006.

•
In August 2005, Apidos CDO I issued $321.5 million of senior notes consisting of several classes with floating rates ranging from three-month LIBOR plus 0.26% to three-month LIBOR plus 1.85% and a fixed rate of 9.25%.  The weighted average interest rate on the senior notes was 5.81% for the three month and six months ended June 30, 2007, respectively, as compared to 5.44% and 5.18% for the three and six months ended June 30, 2006, respectively.

•
The weighted average balance of debt related to bank loans increased to $881.1 million and $830.1 million for the three and six months ended June 30, 2007, respectively, from $550.7 million and $487.0 million for the three and six months ended June 30, 2006, respectively.

•
We amortized $272,000 and $503,000 of deferred debt issuance costs related to the CDO financings for the three and six months ended June 30, 2007, respectively, compared to $200,000 and $329,000 for the three and six months ended June 30, 2006, respectively.

ABS-RMBS, CMBS and other ABS, which we refer to collectively as ABS, were pooled and financed by Ischus CDO II.  Interest expense related to these obligations was $5.7 million and $11.3 million for the three and six months ended June 30, 2007, respectively, as compared to $5.3 million and $10.2 million for the three and six months ended June 30, 2006, respectively, an increase of $326,000 (6%) and $1.1 million (11%).  This increase resulted primarily from the an increase in weighted average interest rate on the senior notes issued by Ischus CDO II which was 5.80% for the three and six months ended June 30, 2007, respectively, as compared to 5.47% and 5.24% for the three and six months ended June 30, 2006, respectively.

Interest expense on CMBS-private placement was $472,000 and $811,000 for the three and six months ended June 30, 2007, respectively, due to the accumulation of securities in this portfolio beginning in December 2006.  There were no such assets for the three and six months ended June 30, 2006.

(Back to Index)

Interest expense on leasing activities was $1.4 million and $2.8 million for the three and six months ended June 30, 2007, respectively, as compared to $938,000 and $948,000 for the three and six months ended June 30, 2006, respectively, an increase of $463,000 (49%) and $1.9 million (197%), respectively.  These increases resulted from increase in the amount of direct financing leases and notes we acquired and the related financing after March 31, 2006 and through June 30, 2007.  The assets were acquired with cash until the facility closed on March 31, 2006 when we entered into a secured term facility.

General interest expense was $1.3 million and $2.5 million for the three and six months ended June 30, 2007, respectively, as compared to $339,000 and $467,000 for the three and six months ended June 30, 2006, respectively, an increase of $935,000 (276%) and $2.1 million (445%), respectively.  These increases resulted from an increase of $999,000 and $2.2 million in expenses on our unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities which were not issued until May 2006 and September 2006, respectively.

These increases in interest expense were offset by a decrease of $9.4 million and $18.5 million for the three and six months ended June 30, 2007 in interest expense related to the agency ABS-RMBS portfolio as a result of the sale and pay down of debt on our agency ABS-RMBS portfolio in January and September 2006, respectively.

Net Realized (Losses) Gains on Investments

Net realized losses on investments increased $797,000 (495%) to $636,000 from a gain of $161,000 for the three months ended June 30, 2007 primarily due to a $787,000 other-than-temporary impairment loss taken on two assets in our ABS-RMBS portfolio.  There was no such loss for the three months ended June 30, 2006.

Net realized losses on investments increased $28,000 (5%) to $566,000 for the six months ended June 30, 2007 from a loss of $538,000 for the six months ended June 30, 2006.  Realized losses during the six months ended June 30, 2007 consisted primarily of a $787,000 other-than-temporary impairment loss taken on two assets in our ABS-RMBS portfolio, $113,000 of net realized gains on the sale of bank loans and $60,000 of net realized gains related to the early termination of equipment leases.  Realized losses during the six months ended June 30, 2006 consisted of a $1.4 million of losses on our agency ABS-RMBS portfolio, $303,000 of net realized gains on the sale of bank loans and $570,000 of gains related to the early termination of two equipment leases.

Non-Investment Expenses

The following table sets forth information relating to our expenses incurred for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Management fee − related party	$2,027	$1,237	$4,059	$2,230
Equity compensation − related party	137	240	623	822
Professional services	541	469	1,233	785
Insurance	114	125	235	246
General and administrative	350	408	907	778
Total	$3,169	$2,479	$7,057	$4,861

(Back to Index)

Management fee–related party increased $790,000 (64%) and $1.8 million (82%) to $2.0 million and $4.1 million for the three and six months ended June 30, 2007, respectively, as compared to $1.2 million and $2.3 million for the three and six months ended June 30, 2006, respectively.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement.  The base management fees increased by $379,000 (41%) and $786,000 (44%) to $1.3 million and $2.6 million for the three and six months ended June 30, 2007, respectively, as compared to $918,000 and $1.8 million for the three and six months ended June 30, 2006, respectively.  This increase was due to increased equity as a result of our public offerings in February and December 2006 and the January 2007 exercise of the over-allotment option that was part of the December 2006 follow-on offering.  Incentive management fees increased by $411,000 (129%) and $1.0 million (241%) to $730,000 and $1.5 million from $319,000 and $432,000, as a result of an increase of $4.1 million and $8.9 million in our adjusted GAAP income, as defined in the management agreement, during the three and six months ended June 30, 2007 as compared to June 30, 2006, respectively.  This was partially offset by an increase during the three and six months ended June 30, 2007 in two measures used in the formula calculating the incentive management fee: weighted average common shares and weighted average offering price per share.

Equity compensation–related party decreased $103,000 (43%) and $199,000 (24%) to $137,000 and $623,000 for the three and six months ended June 30, 2007, respectively, as compared to $240,000 and $822,000 for the three and six months ended June 30, 2006, respectively.  These expenses relate to the amortization of the March 8, 2005 grant of restricted common stock to the Manager, the March 8, 2005, 2006 and 2007 grants of restricted common stock to our non-employee independent directors, the March 8, 2005 grant of options to the Manager to purchase common stock, the January 5, 2007 grant of restricted stock to several employees of Resource America, Inc., or RAI, who provide investment management services to us and a June 27, 2007 grant of performance shares to two employees of RAI.  The decreases in expense were primarily the result of the vesting of two thirds of the stock and options related to the March 8, 2005 grants of restricted stock and options to the manager on March 8, 2006 and March 8, 2007 as well as an adjustment related to our quarterly remeasurement of unvested stock and options granted to the Manager to reflect changes in the fair value of our common stock.  This was offset by expense related to the January 5, 2007 and January 27, 2007 grants.

Professional services increased $71,000 (15%) and $447,000 (57%) to $540,000 and $1.2 million for the three and six months ended June 30, 2007, respectively, as compared to $469,000 and $785,000 for the three and six months ended June 30, 2006, respectively, due to the following:

•	a $40,000 decrease and a $122,000 increase in audit and tax fees for the three and nine months ended June 30, 2007, respectively, due to the timing of when the services were performed and billed;

•
an increase of $38,000 and $193,000 in LEAF servicing expense for the three and six months ended June 30, 2007, respectively, due to the increase in managed assets in the six months ended June 30, 2007;

•	an increase of $30,000 and $48,000 in fees associated with our Sarbanes-Oxley compliance for the three and six months ended June 30, 2007, respectively; and

•
a $36,000 and $79,000 increase in trustee fees for the three and six months ended June 30, 2007, respectively, due to the closing of Apidos CDO III in May 2006.  There was only one month of expense during the three and six months ended June 30, 2006 compared to three and six months of expense during the three and six months ended June 30, 2007.  In addition, Resource Real Estate Funding CDO 2006-1, Apidos CDO Cinco, Resource Real Estate Funding CDO 2007-1 all closed subsequent to June 30, 2006 and, therefore, we had no trustee fee expenses for them for the three and six months ended June 30, 2006.

General and administrative expenses decreased $58,000 (14%) and increased $130,000 (17%) to $350,000 and $907,000 for the three and six months ended June 30, 2007, respectively, as compared to $408,000 and $778,000 for the three and six months ended June 30, 2006, respectively.  These expenses include expense reimbursements to our Manager, rating agency expenses and all other operating costs incurred.  The increase for the six months ended June 30, 2007 primarily was the result of an increase of $171,000 in income tax expense related to Resource TRS, our taxable REIT subsidiary.  Resource TRS had no taxable income for the six months ended June 30, 2006.

(Back to Index)
Income Taxes

We do not pay federal income tax on income we distribute to our stockholders, subject to our compliance with REIT qualification requirements.  However, Resource TRS, our domestic TRS, is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code.  For the three and six months ended June 30, 2007, Resource TRS recognized a $26,000 and $171,000 provision for income taxes.  For the three and six months ended June 30, 2006, we did not conduct any of our operations through Resource TRS.

Financial Condition

Investment Portfolio

The table below summarizes the amortized cost and fair value of our investment portfolio as of June 30, 2007 and December 31, 2006, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the fair value of our investment portfolio and the related dollar price, which is computed by dividing the fair value by par amount (in thousands, except percentages):

(Back to Index)

	Amortized cost	Premium/ discount to par	Fair value	Market value to par	Unrealized gains/losses		Dollar price
June 30, 2007
Floating rate
ABS-RMBS	$337,983	99.12%	$289,208	84.82%		$(48,775)	-14.30%
CMBS	373	100.00%	375	100.54%		2	0.54%
CMBS-private placement	33,288	99.98%	33,199	99.72%		(89)	-0.26%
REIT – TRUPS	5,644	94.07%	5,614	93.57%		(30)	-0.50%
Other ABS	16,719	99.52%	15,965	95.03%		(754)	-4.49%
B notes	99,929	99.99%	99,929	99.99%		−	0.00%
Mezzanine loans	151,626	100.05%	151,626	100.05%		−	0.00%
Whole loans	348,221	99.16%	348,221	99.16%		−	0.00%
Bank loans	938,068	100.11%	936,616	99.95%		(1,452)	-0.16%
Total floating rate	$1,931,851	99.73%	$1,880,753	97.09%		$(51,098)	-2.64%
Fixed rate
ABS-RMBS	$6,000	100.00%	$4,988	83.13%		$(1,012)	-16.87%
CMBS	27,570	98.84%	25,668	92.02%		(1,902)	-6.82%
CMBS – Private Placement	38,387	94.38%	36,928	90.79%		(1,459)	-3.59%
Other ABS	2,715	100.00%	2,529	93.15%		(186)	-6.85%
B notes	56,198	100.19%	56,198	100.19%		−	0.00%
Mezzanine loans	80,993	94.25%	80,993	94.25%		−	0.00%
Whole loans	84,651	99.01%	84,651	99.01%		−	0.00%
Equipment leases and notes	83,074	100.00%	83,074	100.00%		−	0.00%
Total fixed rate	$379,588	97.86%	$375,029	96.69%		$(4,559)	-1.17%
Grand total	$2,311,439	99.41%	$2,255,782	97.02%		$(55,657)	-2.39%
December 31, 2006					$	−
Floating rate
ABS-RMBS	$342,496	99.22%	$336,968	97.62%		$(5,528)	-1.60%
CMBS	401	100.00%	406	101.25%		5	1.25%
CMBS-private placement	30,055	100.00%	30,055	100.00%		−	0.00%
Other ABS	17,539	99.87%	17,669	100.61%		130	0.74%
A notes	42,515	100.04%	42,515	100.04%		−	0.00%
B notes	147,196	100.03%	147,196	100.03%		−	0.00%
Mezzanine loans	105,288	100.07%	105,288	100.07%		−	0.00%
Whole loans	190,768	99.06%	190,768	99.06%		−	0.00%
Bank loans	613,981	100.15%	613,540	100.08%		(441)	-0.07%
Total floating rate	$1,490,239	99.77%	$1,484,405	99.38%		$(5,834)	-0.39%
Fixed rate
ABS-RMBS	$6,000	100.00%	$5,880	98.00%		$(120)	-2.00%
CMBS	27,550	98.77%	27,031	96.91%		(519)	-1.86%
Other ABS	2,987	99.97%	2,988	100.00%		1	0.03%
B notes	56,390	100.22%	56,390	100.22%		−	0.00%
Mezzanine loans	83,901	94.06%	83,901	94.06%		−	0.00%
Bank loans	249	100.00%	249	100.00%		−	0.00%
Equipment leases and notes	88,970	100.00%	88,970	100.00%		−	0.00%
Total fixed rate	$266,047	97.97%	$265,409	97.73%		$(638)	-0.24%
Grand total	$1,756,286	99.49%	$1,749,814	99.12%		$(6,472)	-0.37%

(Back to Index)

At June 30, 2007 and December 31, 2006, we held $294.2 million and $342.8 million, respectively, of ABS-RMBS, at fair value, which is based on market prices provided by dealers, net of unrealized gains of $168,000 and $913,000, respectively, and unrealized losses of $50.0 million and $6.6 million, respectively.  The fair value also included $787,000 of realized losses as a result of other-than-temporary impairment recognized on two of our securities during the three months ended June 30, 2007.  In the aggregate, we purchased our ABS-RMBS portfolio at a discount.  The remaining discounts (net of premium) to be accreted into income over the remaining lives of the securities at June 30, 2007 and December 31, 2006 was $2.2 million and $2.7 million, respectively.  As of June 30, 2007 and December 31, 2006, our ABS-RMBS were valued below par, in the aggregate, because of wide credit spreads during the respective periods.  These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The table below summarizes our ABS-RMBS portfolio as of June 30, 2007 and December 31, 2006 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2007		December 31, 2006
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
A1 through A3	$38,855	100.15%	$42,163	100.18%
Baa1 through Baa3	280,336	99.74%	279,641	99.88%
Ba1 through Ba3	24,792	91.43%	26,692	91.68%
Total	$343,983	99.14%	$348,496	99.23%

S&P ratings category:
A+ through A-	$61,187	99.72%	$58,749	99.65%
BBB+ through BBB-	280,882	99.16%	266,555	99.14%
BB+ through BB-	1,914	80.93%	2,192	92.68%
No rating provided	−	N/A	21,000	100.00%
Total	$343,983	99.14%	$348,496	99.23%

Weighted average rating factor	414		412
Weighted average original FICO	636		636
Weighted average original loan to value, or LTV (1)	80.62%		80.58%

(1)	WARF is the quantitative equivalent of Moody’s traditional rating categories and used by Moody’s in its credit enhancement calculation for securitization transactions.

Commercial Mortgage-Backed Securities

At June 30, 2007 and December 31, 2006, we held $26.0 million and $27.4 million, respectively, of CMBS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $2,000 and $23,000, respectively, and unrealized losses of $1.9 million and $536,000, respectively.  In the aggregate, we purchased our CMBS portfolio at a discount.  As of June 30, 2007 and December 31, 2006, the remaining discount (net of premium) to be accreted into income over the remaining lives of the securities was $323,000 and $343,000, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

(Back to Index)

The table below describes the terms of our CMBS as of June 30, 2007 and December 31, 2006 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2007		December 31, 2006
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$27,943	98.86%	$27,951	98.79%
Total	$27,943	98.86%	$27,951	98.79%

S&P ratings category:
BBB+ through BBB-	$16,120	99.11%	$12,183	99.10%
BB+ through BB-	11,823	98.52%	−	0.00%
No rating provided	−	0.00%	15,768	98.55%
Total	$27,943	98.86%	$27,951	98.79%

Weighted average rating factor	346		346

Commercial Mortgage-Backed Securities-Private Placement

At June 30, 2007 and December 31, 2006, we held $70.1 million and $30.1 million, respectively, of CMBS-private placement at fair value which is based on market prices provided by dealers.  At June 30, 2007, the net unrealized gains were $24,000 and the net unrealized losses were $1.6 million.  There were no net unrealized gains or losses at December 31, 2006.  At June 30, 2007, the remaining discount to be accreted into income over the remaining lives of the securities was $2.3 million.  There was no discount to be accreted at December 31, 2006.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

The table below summarizes our CMBS-private placement as of June 30, 2007 and December 31, 2006 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2007		December 31, 2006
	Amortized Cost	Dollar Price	Amortized Cost	Dollar Price
Moody’s Ratings Category:
AAA	$10,000	100.00%	$30,055	100.00%
Baa1 through Baa3	54,681	95.99%	−	0.00%
Ba1 through Ba3	6,994	99.92%	−	0.00%
Total	$71,675	96.90%	$30,055	100.00%

S&P Ratings Category:
AAA	$10,000	100.00%	$30,055	100.00%
BBB+ through BBB-	61,675	96.42%	−	0.00%
Total	$71,675	96.90%	$30,055	100.00%

Weighted average rating factor	532		1

(Back to Index)

REIT Trust Preferred Securities

At June 30, 2007, we held $5.6 million of REIT TRUPS at fair value which is based on market prices provided by dealers net of unrealized losses of $30,000.  In the aggregate, we purchased our REIT TRUPS portfolio at a discount.  As of June 30, 2007, the remaining discount to be accreted into income over the remaining lives of the securities was $356,000.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.  We did not hold any REIT TRUPS at December 31, 2006.

The table below summarizes our REIT TRUPS as of June 30, 2007 and December 31, 2006 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2007		December 31, 2006
	Amortized Cost	Dollar Price	Amortized Cost		Dollar Price
Moody’s Ratings Category:
A1 through A3	$5,644	94.06%		−	N/A
Total	$5,644	94.06%	$	−	N/A

S&P Ratings Category:
A+ through A-	$5,644	94.06%		−	N/A
Total	$5,644	94.06%	$	−	N/A

Weighted average rating factor	120			−

Other Asset-Backed Securities

At June 30, 2007 and December 31, 2006, we held $18.5 million and $20.7 million, respectively, of other ABS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $0 and $130,000, respectively, and unrealized losses of $940,000 and $0, respectively.  In the aggregate, we purchased our other ABS portfolio at a discount.  As of June 30, 2007 and December 31, 2006, the remaining discount to be accreted into income over the remaining lives of securities was $81,000 and $22,000, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The table below summarizes our other ABS as of June 30, 2007 and December 31, 2006 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2007		December 31, 2006
	Amortized cost	Dollar price	Amortized cost		Dollar price
Moody’s ratings category:
Aa1 through A3	$940	94.00%	$	−	N/A
Baa1 through Baa3	18,494	99.89%		20,526	99.89%
Total	$19,434	99.58%		$20,526	99.89%

S&P ratings category:
AA+ through AA-	$940	94.00%		$18,765	99.08%
BBB+ through BBB-	18,494	99.89%		−	N/A
No rating provided	−	N/A		1,761	100.00%
Total	$19,434	99.58%		$20,526	99.89%

Weighted average rating factor	377			396

(Back to Index)
Bank Loans

At June 30, 2007, we held a total of $936.6 million of bank loans at fair value, all of which are held by and secure the debt issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.  This is an increase of $322.8 million over our holdings at December 31, 2006.  The increase in total bank loans was principally due to the accumulation of bank loans for Apidos Cinco CDO.  We own 100% of the equity issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO which we have determined are variable interest entities, or VIEs and are, therefore, deemed to be their primary beneficiaries.  See “-Variable Interest Entities.”  As a result, we consolidated Apidos CDO I, Apidos CDO III and Apidos Cinco CDO as of June 30, 2007.

The table below describes the terms of our syndicated bank loan investments as of June 30, 2007 and December 31, 2006 (dollars in thousands).  Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2007		December 31, 2006
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$18,365	100.07%	$3,500	100.00%
Ba1 through Ba3	410,532	100.12%	218,941	100.09%
B1 through B3	468,053	100.13%	385,560	100.15%
Caa1 through Caa3	18,562	100.38%	3,722	100.00%
No rating provided	22,556	99.24%	2,507	100.28%
Total	$938,068	100.11%	$614,230	100.13%

S&P ratings category:
BBB+ through BBB-	$8,323	100.07%	$8,490	100.00%
BB+ through BB-	378,112	100.12%	241,012	100.13%
B+ through B-	491,791	100.14%	350,262	100.13%
CCC+ through CCC-	2,437	100.00%	10,193	100.05%
No rating provided	57,405	99.77%	4,273	100.16%
Total	$938,068	100.11%	$614,230	100.13%

Weighted average rating factor	2,056		2,131

Variable Interest Entities

In December 2003, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No., or FIN, 46-R which addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to a VIE, and requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity which we refer to as variable interests. We consider all counterparties to a transaction to determine whether a counterparty is a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity. We perform analyses to determine whether we are the primary beneficiary.  As of June 30, 2007, we determined that Resource Real Estate Funding CDO 2006-1, Resource Real Estate Funding CDO 2007-1, Ischus CDO II, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO were VIEs and that we were the primary beneficiary of the VIEs.  We own 100% of the equity interests of Resource Real Estate Funding CDO 2006-1, Resource Real Estate Funding CDO 2007-1, Ischus CDO II, Apidos CDO I, Apidos CDO III.  As a result of the application of FIN 46-R, we consolidated $2.0 billion of assets for these entities onto our balance sheet; however, only our initial equity investments in these VIEs, amounting to $295.9 million as of June 30, 2007, is available to our creditors.

(Back to Index)
Interest Receivable

At June 30, 2007, we had accrued interest receivable of $12.5 million, which consisted of $10.8 million of interest on our securities, loans and equipment leases and notes, $1.4 million of purchased interest that had been accrued on securities and loans purchased and $283,000 of interest earned on escrow and sweep accounts.  At December 31, 2006, we had accrued interest receivable of $8.8 million, which consisted of $8.7 million of interest on our securities, loans and equipment leases and notes, $8,000 of purchased interest that had been accrued on commercial real estate loans purchased and $73,000 of interest earned on brokerage and sweep accounts.

Principal Paydown Receivables

At June 30, 2007 and December 31, 2006, we had principal paydown receivables of $4.6 million and $503,000, respectively, which consisted of principal payments on our bank loans.

Other Assets

Other assets at June 30, 2007 of $4.6 million consisted primarily of $3.7 million of loan origination costs associated with our revolving credit facility, commercial real estate loan portfolio and secured term facility, $316,000 of prepaid directors’ and officers’ liability insurance, $113,000 of prepaid expenses, $127,000 of lease payment receivables and $296,000 of other receivables.

Other assets at December 31, 2006 of $3.1 million consisted primarily of $2.9 million of loan origination costs associated with our trust preferred securities issuance, revolving credit facility, commercial real estate loan portfolio and secured term facility and $92,000 of prepaid directors’ and officers’ liability insurance.

Hedging Instruments

Our hedges at June 30, 2007 and December 31, 2006, were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  We also had one interest rate cap.  As of December 31, 2006, we had entered into hedges with a notional amount of $239.9 million and maturities ranging from November 2009 to February 2017. At June 30, 2007, the unrealized gain on our interest rate swap agreements and interest rate cap agreement was $2.3 million.  We intend to continue to seek such hedges for our floating rate debt in the future.We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at June 30, 2007 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$13,200	4.49%	07/27/05	06/06/14	$340
Interest rate swap	1 month LIBOR	53,433	5.53%	08/10/06	05/25/16	(64)
Interest rate swap	1 month LIBOR	12,964	4.63%	03/01/07	07/01/11	306
Interest rate swap	1 month LIBOR	28,000	5.10%	05/24/07	06/05/10	101
Interest rate swap	1 month LIBOR	12,675	5.52%	06/12/07	07/05/10	(72)
Interest rate swap	1 month LIBOR	15,235	5.34%	06/08/07	02/25/10	(47)
Interest rate swap	1 month LIBOR	10,435	5.32%	06/08/07	05/25/09	(23)
Interest rate swap	1 month LIBOR	12,150	5.44%	06/08/07	03/25/12	(64)
Interest rate swap	1 month LIBOR	7,000	5.34%	06/08/07	02/25/10	(21)
Interest rate swap	1 month LIBOR	83,259	5.58%	06/08/07	04/25/17	(615)
Interest rate swap	1 month LIBOR	1,726	5.65%	06/28/07	07/15/17	(8)
Interest rate swap	1 month LIBOR	26,115	5.32%	03/30/06	09/22/15	(3)
Interest rate swap	1 month LIBOR	13,492	5.31%	03/30/06	11/23/09	(10)
Interest rate swap	1 month LIBOR	7,940	5.41%	05/26/06	08/22/12	(22)
Interest rate swap	1 month LIBOR	4,440	5.43%	05/26/06	04/22/13	(15)
Interest rate swap	1 month LIBOR	3,983	5.72%	06/28/06	06/22/16	(47)
Interest rate swap	1 month LIBOR	1,871	5.52%	07/27/06	07/22/11	(7)
Interest rate swap	1 month LIBOR	3,488	5.54%	07/27/06	09/23/13	(23)
Interest rate swap	1 month LIBOR	5,315	5.25%	08/18/06	07/22/16	79
Interest rate swap	1 month LIBOR	4,754	5.06%	09/28/06	08/22/16	8
Interest rate swap	1 month LIBOR	2,243	4.97%	12/22/06	12/23/13	28
Interest rate swap	1 month LIBOR	3,219	5.22%	01/19/07	12/22/16	8
Interest rate swap	1 month LIBOR	2,524	5.05%	04/23/07	09/22/11	14
Interest rate cap	1 month LIBOR	15,000	7.50%	05/06/07	11/07/16	−
Total		$344,461	5.45%			$(157)

(Back to Index)
Borrowings

Repurchase Agreements

We have entered into repurchase agreements to finance our commercial real estate loans and CMBS-private placement portfolio.  These agreements are secured by the financed assets and bear interest rates that have historically moved in close relationship to LIBOR.  At June 30, 2007, we had established 11 borrowing arrangements with various financial institutions and had utilized six of these arrangements, principally our arrangement with Credit Suisse Securities (USA) LLC, the initial purchaser and placement agent for our March 2005 offering and one of the underwriters in our two public offerings.  None of the counterparties to these agreements are affiliates of the Manager or us.

In April 2007, RCC Real Estate SPE 3, LLC, entered into a master repurchase agreement with Natixis Real Estate Capital, Inc. to finance the purchase of commercial real estate loans and commercial mortgage-backed securities.  The maximum amount of our borrowings under the repurchase agreement is $150.0 million.  The financing provided by the agreement matures April 18, 2010 subject to a one-year extension at the option of RCC Real Estate SPE 3 and subject further to the right of RCC Real Estate SPE 3 to repurchase the assets held in the facility earlier.  We paid a facility fee of 0.75% of the maximum facility amount, or $1.2 million, at closing.  In addition, once the borrowings exceed a weighted average undrawn balance of $75.0 million for the prior 90 day period, we will be required to pay a Non-Usage Fee equal to the product of (i) 0.15% per annum multiplied by, (ii) the weighted average undrawn balance during the prior 90 day period.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  We guarantee RCC Real Estate SPE 3, LLC’s obligations under the repurchase agreement to a maximum of $150.0 million.  At June 30, 2007, we had borrowed $44.1 million, all of which was guaranteed, with a weighted average interest rate of 6.53%.

We seek to renew the repurchase agreements we use to finance asset acquisitions as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements.  Through June 30, 2007, we have encountered no difficulties in effecting renewals of our repurchase agreements.

At June 30, 2007, we have complied, to the best of our knowledge, with all of our financial covenants under our debt agreements.

Collaterized Debt Obligations

As of June 30, 2007, we had closed six CDO transactions as follows:

•
In June 2007, we closed Resource Real Estate CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by Resource Real Estate Funding CDO 2007-1 collateralized $390.0 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, purchased 100% of the class H senior notes (rated BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B:Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2007, the notes issued to outside investors had a weighted average borrowing rate of 5.93%.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  At June 30, 2007, the notes had a weighted average borrowing rate of 5.88%.

•
In August 2006, we closed Resource Real Estate Funding CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by Resource Real Estate Funding CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, purchased 100% of the class J senior notes (rated BB:Fitch) and class K senior notes (rated B:Fitch) for $43.1 million.  At June 30, 2007, the notes issued to outside investors had a weighted average borrowing rate of 6.14%.

(Back to Index)

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  At June 30, 2007, the notes had a weighted average borrowing rate of 5.81%.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  At June 30, 2007, the notes had a weighted average borrowing rate of 5.81%.

•
In July 2005, we closed Ischus CDO II, a $403.0 million CDO transaction that provided financing for MBS and other ABS.  The investments held by Ischus CDO II collateralize $376.0 million of senior notes issued by the CDO vehicle.  At June 30, 2007, the notes had a weighted average borrowing rate of 5.80%.

Trust Preferred Securities

In May and September 2006, we formed Resource Capital Trust I and RCC Trust II, respectively, for the sole purpose of issuing and selling trust preferred securities.  In accordance with FIN 46-R, Resource Capital Trust I and RCC Trust II are not consolidated into our consolidated financial statements because we are not deemed to be the primary beneficiary of either trust.  We own 100% of the common shares of each trust, each of which issued $25.0 million of preferred shares to unaffiliated investors.  Our rights as the holder of the common shares of each trust are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, our economic and voting rights are pari passu with the preferred shareholders.  We record each of our investments in the trusts’ common shares of $774,000 as an investment in unconsolidated entities and record dividend income upon declaration by each trust.

In connection with the issuance and sale of the trust preferred securities, we issued $25.8 million principal amount of junior subordinated debentures to each of Resource Capital Trust I and RCC Trust II.  The junior subordinated debentures debt issuance costs are deferred in other assets in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of income.  At June 30, 2007, the junior subordinated debentures had a weighted average borrowing rate of 9.31%.

Warehouse Facility

In January 2007, we formed Apidos Cinco CDO and began borrowing on a warehouse facility provided by Credit Suisse Securities (USA) LLC to purchase bank loans.  At May 30, 2007, $311.1 million was outstanding under the facility.  On May 30, 2007, we terminated our Apidos Cinco CDO warehouse agreement with Credit Suisse Securities (USA) LLC and the warehouse funding liability was replaced with the issuance of long-term debt by Apidos Cinco CDO.

Term Facility

In March 2006, we entered into a secured term credit facility with Bayerische Hypo–und Vereinsbank AG, New York Branch to finance the purchase of equipment leases and notes.  The maximum amount of our borrowing under this facility is $100.0 million.  At June 30, 2007, $80.9 million was outstanding under the facility.  The facility bears interest at one of two rates, determined by asset class.  The weighted average borrowing rate was 6.32% at June 30, 2007.

(Back to Index)

Credit Facility

In December 2005, we entered into a $15.0 million corporate credit facility with Commerce Bank, N.A., or Commerce Bank.  This facility was increased to $25.0 million in April 2006.  The unsecured revolving credit facility permits us to borrow up to the lesser of the facility amount and the sum of 80% of the sum of our unsecured assets rated higher than Baa3 or better by Moody’s and BBB- or better by Standard and Poor’s plus our interest receivables plus 65% of our unsecured assets rated lower than Baa3 by Moody’s and BBB- from Standard and Poor’s.  Up to 20% of the borrowings under the facility may be in the form of standby letters of credit.  At June 30, 2007, there were no borrowings outstanding under this facility.  The interest rate varies, in the case of LIBOR loans, from the adjusted LIBOR rate (as defined in the agreement) plus between 1.50% to 2.50% depending upon our leverage ratio (the ratio of consolidated total liabilites to consolidated tangible net worth) or, in the case of base rate loans, from Commerce Bank’s base rate plus between 0.50% and 1.50% also depending upon our leverage ratio.

Stockholders’ Equity

Stockholders’ equity at June 30, 2007 was $290.6 million and included $52.6 million of net unrealized losses on our ABS-RMBS, CMBS and other ABS portfolio and $1.5 million of unrealized losses on our CMBS-private placement portfolio, which was offset by $2.3 million of unrealized gains on cash flow hedges all of which are shown as components of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2006 was $317.6 million and included $6.0 million of net unrealized losses on our ABS-RMBS, CMBS and other ABS portfolio and $3.2 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.

The decrease in stockholders’ equity during the six months ended June 30, 2007 was principally due to a decrease of $46.6 million in the unrealized losses in the ABS-RMBS portfolio held by Ischus II CDO.  The unrealized losses were due primarily to significant widening in interest rate spreads in the ABS-RMBS market, which produced illiquidity and increased levels of risk premium attached to these types of securities.  The Ischus II investment is the only residential mortgage exposure in our portfolio.  Our investment and, as a consequence, our risk exposure in Ischus II CDO is limited to our original $27.0 million investment.  However, as a result of the application of FIN 46R, we are deemed to be the primary beneficiary of Ischus II CDO and must consolidate its assets and liabilities with ours.  Consequently, $52.6 million of unrealized loss experienced by Ischus II CDO is reflected in our other comprehensive income, notwithstanding that our maximum risk exposure is $27.0 million.  We intend and have the ability to hold the securities until the fair value of the securities held is recovered, which may be maturity.  At June 30, 2007, we recognized an other-than-temporary impairment on two of our securities totaling $787,000.

The decrease in the Ischus II portfolio was partially offset by the exercise in January 2007, of the over allotment option of 650,000 shares of common stock related to our December 2006 follow-on offering at a price of $16.50 per share.  The option exercise generated net proceeds after underwriting discounts and commissions of $10.1 million.  The decrease in stockholders equity was also offset by the exercise of 374,529 warrants at a price of $15.00 per share during the three months ended June 30, 2007.

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

(Back to Index)

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$9,836	$6,066	$19,275	$11,217
Additions:
Share-based compensation to related parties	(345)	240	(340)	822
Incentive management fee expense to related parties paid in shares	231	77	417	108
Capital losses from the sale of securities available-for-sale	−	−	−	1,411
Addback of GAAP loss reserve	856	−	856	−
Other net book to tax adjustments	(60)	−	(20)	−
Estimated REIT taxable income	$10,518	$6,383	$20,188	$13,558

We believe that a presentation of estimated REIT taxable income provides useful information to investors regarding our financial condition and results of operations as this measurement is used to determine the amount of dividends that we are required to declare to our stockholders in order to maintain our status as a REIT for federal income tax purposes.  Since we, as a REIT, expect to make distributions based on taxable earnings, we expect that our distributions may at times be more or less than our reported GAAP earnings.  Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries.  Estimated REIT taxable income excludes the undistributed taxable income of our domestic taxable REIT subsidiary, if any such income exists, which is not included in REIT taxable income until distributed to us.  There is no requirement that our domestic taxable REIT subsidiary distribute its earnings to us.  Estimated REIT taxable income, however, includes the taxable income of our foreign taxable REIT subsidiaries because we will generally be required to recognize and report their taxable income on a current basis.  We use estimated REIT taxable income for this purpose.  Because not all companies use identical calculations, this presentation of estimated REIT taxable income may not be comparable to other similarly-titled measures of other companies.

Liquidity and Capital Resources

Capital Sources

For the six months ended June 30, 2007, our principal sources of funds were CDO financings of $662.0 million, $44.1 million from secured term financings, $34.0 million of repurchase agreement debt, $5.0 million from a commercial real estate credit facility, $10.1 million of net proceeds from the exercise of the over-allotment option related to our December 31, 2006 follow-on offering, and $5.6 million of proceeds from the exercise of warrants.

Liquidity

Our liquidity needs consist principally of capital needed to make investments, make distributions to our stockholders, pay our operating expenses, including management fees, and the potential implementation of our approved share repurchase plan. Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and with respect to our investments, our ability to obtain debt financing and equity capital.  Through June 30, 2007, we did not experience difficulty in obtaining debt financing. We may increase our capital resources through offerings of equity securities (possibly including common stock and one or more classes of preferred stock), CDOs, trust preferred securities or other forms as has been available to us in the past of term financing.  Such financing will depend on market conditions.  If we are unable to renew, replace or expand our sources of financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments. If required, a sale of portfolio investments could be at prices lower than the carrying value of such investments, which could result in losses and reduced income.

(Back to Index)

       At June 30, 2007, we maintained adequate liquidity.  We had $102.5 million of restricted cash in our six CDOs available for investment by them and $51.1 million of cash and available cash from our three year non-recourse secured financing facilities.  We also had $550.8 million of unused capacity under our secured financing facilities, $50.0 million available to finance future funding commitments associated with real estate whole loans under RREF CDO-2, $19.1 million of availability under a secured term facility and $10.5 million of unused capacity under a unsecured revolving credit facility.

Subsequent to June 30, 2007, we have continued to maintain adequate liquidity.  At August 7, 2007, we had $40.5 million of restricted cash in our six CDO’s available for investment by them, and $47.1 million of cash and available cash from our three year non-recourse secured financing facilities.  We also had $518.1 million of unused capacity under our secured financing facilities, $43.3 million available to finance future funding commitments associated with real estate whole loans under RREF CDO-2, $16.8 million of availability under a secured term facility and $5.5 million of unused capacity under a unsecured revolving credit facility.

As discussed in “Overview,” above, through the date of this report we have not experience any constraints with respect to our use of our existing credit facilities, nor have any lenders indicated to us that they will impose any such constraints.  We expect to continue to borrow funds through secured term non-recourse financing facilities and the use of repayments of commercial real estate loans within our CDO financing vehicles to finance our commercial real estate portfolio and CMBS.  We also have the ability under RREF CDO-2 to finance future funding commitments associated with commercial real estate whole loans.  We also expect to finance our investments in equipment leases and notes through a dedicated secured term facility.  We may use, on a limited basis, repurchase agreement facilities to make investments that do not have access to longer term financing structures, such as CDO’s.  We also anticipate that our borrowings under our repurchase agreements will be refinanced through the issuance of CDOs.  We remain focused on market conditions and will manage our assets according to our availability to finance them effectively on a long-term basis.

Distributions

On June 18, 2007, the Company declared a quarterly distribution of $0.41 per share of common stock, $10.3 million in the aggregate, which was paid on July 17, 2007. On March 20, 2007, we declared a quarterly distribution of $0.39 per share of common stock, $9.7 million in the aggregate, which was paid on April 16, 2007.

Leverage

Our leverage ratio may vary as a result of the different asset categories and funding strategies we apply.  As of June 30, 2007 and December 31, 2006 our leverage ratio was 7.1 times and 4.6 times, respectively.  This increase was primarily from CDO closings and other financings through June 30, 2007.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of June 30, 2007.  The table below excludes contractual commitments related to our derivatives, which we discuss in our Annual Report on From 10-K for fiscal 2005 in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” and the management agreement that we have with our Manager, which we discuss in our Annual Report on Form 10-K for fiscal 2006 in Item 1, “Business” and Item 13, “Certain Relationships and Related Transactions” because those contracts do not have fixed and determinable payments.

	Contractual commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year	1 – 3 years		3 – 5 years		More than 5 years
Repurchase agreements(1)	$83,072	$83,072	$	−	$	−	$	−
CDOs	1,857,289	−		−		−		1,857,289
Secured term facility	80,935	−		−		80,935		−
Junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities	51,548	−		−		−		51,548
Base management fees(2)	5,249	5,249		−		−		−
Total	$2,078,093	$88,321	$	−		$80,935		$1,908,837

(1)	Includes accrued interest of $43.

(2)	Calculated only for the next 12 months based on our current equity, as defined in our management agreement.

At June 30, 2007, we had 20 interest rate swap contracts and three forward interest rate swap contracts with a notional value of $329.5 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of June 30, 2007, the average fixed pay rate of our interest rate hedges was 5.37% and our receive rate was one-month LIBOR, or 5.32%.  As of June 30, 2007, the average fixed pay rate of our forward interest rate hedges was 5.25% and our receive rate was one-month LIBOR.  All of our forward interest rate swap contracts became effective in July 2007.

(Back to Index)

At June 30, 2007, we also had one interest rate cap with a notional value of $15.0 million.  This cap reduces our exposure to the variability in future cash flows attributable to changes in LIBOR.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of June 30, 2007, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Recent Developments

On July 13, 2007, we filed a registration statement with the SEC covering the common stock underlying the warrants we issued on January 13, 2006 as a dividend to our stockholders.

On July 26, 2007, our board of directors authorized a share repurchase program to buy back up to 2.5 million outstanding shares.

(Back to Index)

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007 and December 31, 2006, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

The following sensitivity analysis tables show, at June 30, 2007 and December 31, 2006, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	June 30, 2007
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
ABS-RMBS, CMBS and other ABS(1)
Fair value		$61,732		$57,491		$53,616
Change in fair value		$4,241	$	−		$(3,875)
Change as a percent of fair value		7.38%		−		6.74%

Repurchase and warehouse agreements (2)
Fair value		$164,008		$164,008		$164,008
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(14,350)		$72		$13,301
Change in fair value		$(14,422)	$	−		$13,229
Change as a percent of fair value		n/m				n/m

	December 31, 2006
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
ABS-RMBS, CMBS and other ABS(1)
Fair value		$37,962		$35,900		$34,036
Change in fair value		$2,062	$	−		$(1,864)
Change as a percent of fair value		5.74%		−		5.19%

Repurchase and warehouse agreements (2)
Fair value		$205,130		$205,130		$205,130
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(14,493)		$(2,904)		$7,144
Change in fair value		$(11,589)	$	−		$10,048
Change as a percent of fair value		n/m		−		n/m

(1)	Includes the fair value of other available-for-sale investments that are sensitive to interest rate changes.

(2)	The fair value of the repurchase agreements and warehouse agreements would not change materially due to the short-term nature of these instruments.

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

10.2 (2)	Guaranty made by Resource Capital Corp. as guarantor, in favor of Natixis Real Estate Capital, Inc., dated April 20, 2007.
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 23, 2007.

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: August 9, 2007	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: August 9, 2007	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer