Form 10-Q
period 2007-09-30
Resource Capital Corp.
filed 2007-11-14
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of outstanding shares of the registrant’s common stock on November 9, 2007 was 24,923,866 shares.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$15,138	$5,354
Restricted cash	76,887	32,731
Securities available-for-sale, at fair value	323,017	420,997
Loans held for investment, net	1,806,912	1,240,288
Direct financing leases and notes, net	82,605	88,970
Investments in unconsolidated entities	1,548	1,548
Accrued interest receivable	14,002	8,839
Principal paydown receivables	427	503
Other assets	5,700	3,599
Total assets	$2,326,236	$1,802,829

LIABILITIES
Borrowings	2,115,381	1,463,853
Distribution payable	10,257	7,663
Accrued interest expense	13,819	6,523
Derivatives, at fair value	8,571	2,904
Accounts payable and other liabilities	3,910	4,335
Total liabilities	2,151,938	1,485,278

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001: 500,000,000 shares authorized; 25,136,866 and 23,821,434 shares issued (including 357,382 and 234,224 unvested restricted shares)	25	24
Additional paid-in capital	357,184	341,400
Deferred equity compensation	-	(1,072)
Accumulated other comprehensive loss	(143,166)	(9,279)
Treasury stock, at cost; 118,900 and 0 shares, respectively	(1,280)	−
Distributions in excess of earnings	(38,465)	(13,522)
Total stockholders’ equity	174,298	317,551
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,326,236	$1,802,829

See accompanying notes to consolidated financial statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES
Securities	$8,768	$16,248	$24,072	$48,673
Loans	37,125	19,905	100,117	46,625
Leases	1,856	1,589	5,667	3,391
Interest income − other	769	1,406	2,080	4,788
Interest income	48,518	39,148	131,936	103,477
Interest expense	34,266	30,855	91,255	78,576
Net interest income	14,252	8,293	40,681	24,901

OTHER REVENUE
Net realized gains (losses) on investments	115	(8,314)	336	(8,853)
Other income	310	384	779	391
Total revenues	14,677	363	41,796	16,439

OPERATING EXPENSES
Management fees − related party	1,298	917	5,357	3,147
Equity compensation − related party	94	798	717	1,620
Professional services	772	480	2,005	1,266
Insurance	116	126	351	372
General and administrative	496	443	1,403	1,220
Total operating expenses	2,776	2,764	9,833	7,625

OTHER EXPENSES
Provision for loan and lease losses	326	−	326	−
Asset impairments	25,490	−	26,277	−
Total expenses	28,592	2,764	36,436	7,625

NET (LOSS) INCOME	$(13,915)	$(2,401)	$5,360	$8,814

NET (LOSS) INCOME PER SHARE – BASIC	$(0.56)	$(0.14)	$0.22	$0.51

NET (LOSS) INCOME PER SHARE – DILUTED	$(0.56)	$(0.14)	$0.22	$0.51

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	24,807,162	17,585,171	24,650,313	17,261,091

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	24,807,162	17,585,171	24,910,848	17,388,566

DIVIDENDS DECLARED PER SHARE	$0.41	$0.37	$1.21	$1.06

See accompanying notes to consolidated financial statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
NINE MONTHS ENDED SEPTEMBER 30, 2007
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Equity Compensation		Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Treasury Shares		Total Stockholders’Equity	Compre-hensive Income (Loss)
Balance, January 1, 2007	23,821,434	$24	$341,400		$(1,072)	$(9,279)	$	−	$(13,522)	$	−	$317,551
Net proceeds from common stock offerings	650,000	1	10,134		−	−		−	−		−	10,135
Offering costs	−	−	(350)		−	−		−	−		−	(350)
Reclassification of deferred equity compensation	−	−	(1,072)		1,072	−		−	−		−	−
Stock based compensation	296,448	−	723		−	−		−	−		−	723
Exercise of common stock warrant	375,547	−	5,632		−	−		−	−		−	5,632
Amortization of stock based compensation	−	−	717		−	−		−	−		−	717
Purchase of treasury stock	(118,900)	−	−		−	−		−	−		(1,280)	(1,280)
Forfeiture of unvested stock	(6,563)	−	−		−	−		−	−		−	−
Net income	−	−	−		−	−		5,360	−		−	5,360	$5,360
Securities available-for-sale, fair value adjustment	−	−	−		−	(130,714)		−	−		−	(130,714)	(130,714)
Designated derivatives, fair value adjustment	−	−	−		−	(3,173)		−	−		−	(3,173)	(3,173)
Distributions – common stock	−	−	−		−	−		(5,360)	(24,943)		−	(30,303)	−
Comprehensive loss	−	−	−		−	−		−	−		−	−	$(128,527)
Balance, September 30, 2007	25,017,966	$25	$357,184	$	−	$(143,166)	$	−	$(38,465)		$(1,280)	$174,298

See accompanying notes to consolidated financial statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,360	$8,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	597	250
Amortization of discount on investments, net	(767)	(362)
Amortization of debt issuance costs	1,917	1,094
Amortization of stock based compensation	717	1,620
Non-cash incentive compensation to the manager	551	108
Net realized gain on derivative instruments	(88)	(3,453)
Net realized (loss) gain on investments	(336)	11,427
Asset impairments	26,277	−
Changes in operating assets and liabilities:
Increase in restricted cash	(7,120)	(6,834)
Increase in accrued interest receivable, net of purchased interest	(5,219)	(2,102)
Increase in accounts receivable	(1,142)	(368)
Decrease in principal paydowns receivable	16	2,801
Decrease in management and incentive fee payable	(293)	(196)
Increase in security deposits	77	868
Increase in accounts payable and accrued liabilities	6	844
Increase in accrued interest expense	7,251	750
Increase in other assets	(1,515)	(1,873)
Net cash (used in) provided by operating activities	26,289	13,388
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(37,036)	1,896
Purchase of securities available-for-sale	(87,378)	(8,939)
Principal payments on securities available-for-sale	8,703	117,402
Proceeds from sale of securities available-for-sale	29,867	131,577
Purchase of loans	(1,206,066)	(806,074)
Principal payments received on loans	452,700	154,764
Proceeds from sales of loans	177,494	103,793
Purchase of direct financing leases and notes	(16,002)	(97,524)
Principal payments received on direct financing leases and notes	17,978	29,509
Proceeds from sale of direct financing leases and notes	4,592	−
Purchase of property and equipment	−	(6)
Net cash used in investing activities	(655,148)	(373,602)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (net of offering costs of $350 and $2,384)	15,416	27,281
Purchase of treasury stock	(1,280)	−
Proceeds from borrowings:
Repurchase agreements	458,246	7,060,816
Collateralized debt obligations	670,869	527,980
Secured term facility	14,916	109,333
Unsecured revolving credit facility	10,000	21,000
Payments on borrowings:
Repurchase agreements	(462,342)	(7,357,834)
Secured term facility	(20,412)	(22,253)
Unsecured revolving credit facility	(10,000)	(36,000)
Proceeds from issuance of unsecured junior subordinated debenture to subsidiary trust issuing preferred securities	−	50,000
Settlement of derivative instruments	2,581	3,335
Payment of debt issuance costs	(11,642)	(9,731)
Distributions paid on common stock	(27,709)	(17,937)
Net cash provided by financing activities	638,643	355,990
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,784	(4,224)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,354	17,729
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,138	$13,505

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007		2006
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$10,257		$6,594
Unsettled security sales – receivables on investment securities sold	$	−		$753,195
Unsettled security sales – principal paydown receivables	$	−		$14,481
Issuance of restricted stock		$4,051	$	−
Purchase of loans on warehouse line		$(311,069)		$(222,577)
Proceeds from warehouse line		$311,069		$222,577
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$92,422		$107,195
Income taxes paid in cash		$90	$	−

See accompanying notes to consolidated financial statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource Capital Corp. and subsidiaries’ (the ‘‘Company’’) principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“RAI”) (Nasdaq: REXI).

The Company has three direct wholly-owned subsidiaries:

•	RCC Real Estate, Inc. (“RCC Real Estate”) holds real estate investments, including commercial real estate loans. RCC Real Estate owns 100% of the equity of the following entities:

-
Resource Real Estate Funding CDO 2006-1 (“RREF 2006-1”), a Cayman Islands limited liability company and qualified real estate investment trust (“REIT”) subsidiary (“QRS”).  RREF 2006-1 was established to complete a collateralized debt obligation (“CDO”) issuance secured by a portfolio of commercial real estate loans and commercial mortgage-backed securities.

-
Resource Real Estate Funding CDO 2007-1 (“RREF 2007-1”), a Cayman Islands limited liability company and QRS.  RREF 2007-1 was established to complete a CDO issuance secured by a portfolio of commercial real estate loans and commercial mortgage-backed securities.

•
RCC Commercial, Inc. (“RCC Commercial”) holds bank loan investments and real estate investments, including commercial and residential real estate-related securities.  RCC Commercial owns 100% of the equity of the following entities:

-
Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”).  Apidos CDO I was established to complete a CDO secured by a portfolio of bank loans.

-	Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and TRS. Apidos CDO III was established to complete a CDO secured by a portfolio of bank loans.

-	Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company and TRS. Apidos Cinco CDO was established to complete a CDO secured by a portfolio of bank loans.

-
Ischus CDO II, Ltd. (“Ischus CDO II”), a Cayman Islands limited liability company and QRS.  Ischus CDO II was established to complete a CDO issuance secured by a portfolio of mortgage-backed and other asset-backed securities.

•	Resource TRS, Inc. (“Resource TRS”) holds all the Company’s equipment leases and notes.

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.  The results of operations for the three and nine months ended September 30, 2007 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2007.

Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include the net realizable and fair values of the Company’s investments and derivatives and the estimated life used to calculate amortization and accretion of premiums and discounts, respectively, on investments.

Income Taxes

For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in Resource TRS, a domestic TRS, because it is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code of 1986, as amended.  As of September 30, 2007 and December 31, 2006, Resource TRS recognized a provision for income taxes of $254,000 and $67,000, respectively.

Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, the Company’s foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I’s, Apidos CDO III’s and Apidos Cinco CDO’s current taxable income in its calculation of REIT taxable income.

Allowance for Loan and Lease Losses

At September 30, 2007, the Company had one bank loan and five leases that were not current with respect to the scheduled payments of principal and interest.  In reviewing the portfolio of loans and the observable secondary market prices, the Company evaluates its portfolio of loans and leases each quarter for individual loan impairment.  The Company reflected a provision for loan and lease losses of $326,000 in its results of operations during the three and nine months ended September 30, 2007.  This provision represents an increase in the loan and lease loss reserve based on management’s evaluation of general market conditions, the Company’s internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, the credit quality of the underlying collateral and changes in the size of the loan portfolio.

Stock Based Compensation

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.”  Issuances of restricted stock and options are accounted for using the fair value based methodology prescribed by SFAS No. 123(R) whereby the fair value of the award is measured on the grant date and expensed monthly in stockholders’ equity through an increase to additional paid-in capital and an offsetting entry to equity compensation expense – related party on the consolidated statements of operations.  For issuances to the Company’s Manager and to non-employees, the unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed.  For issuance to the Company’s five non-employee directors, the amount is not remeasured under the fair value-based method.  The compensation for each of these issuances is amortized over the service period and included in equity compensation expense.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Variable Interest Entities

In accordance with FASB Interpretation No. 46R (“FIN 46-R”), the Company is deemed to be the primary beneficiary of the following entities since it will absorb a majority of the expected losses or receive a majority of the expected returns and therefore the Company consolidates these entities as of September 30, 2007:

•	Resource Real Estate Funding CDO 2007-1

•	Apidos Cinco CDO

•	Resource Real Estate Funding CDO 2006-1

•	Apidos CDO III

•	Apidos CDO I

•	Ischus CDO II (see Note 14)

Accounting for Certain Mortgage-Backed Securities and Related Repurchase Agreements

In certain circumstances, the Company has purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty.  The Company’s policy is to currently record the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets.  Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated statements of operations.  However, under a certain technical interpretation of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets,” such transactions may not qualify as a purchase.  Management of the Company believes, based upon its determination that the method it has adopted is industry practice, that it is accounting for these transactions in an appropriate manner.  However, the result of this technical interpretation would prevent the Company from presenting the debt investments and repurchase agreements and the related interest income and interest expense on a gross basis on the Company’s consolidated financial statements.  Instead, the Company would present the net investment in these transactions with the counterparty as a derivative with the corresponding change in fair value of the derivative being recorded through earnings.  The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty.  As of September 30, 2007, the Company had no transactions in mortgage-backed securities where debt instruments were financed with the same counterparty.  As of December 31, 2006, the Company had one transaction where debt instruments were financed with the same counterparty.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities − Including an amendment of FASB Statement No. 115,” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of SFAS 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return.  The Company adopted FIN 48 on January 1, 2007.  The adoption had no material effect on the Company’s financial statements.

NOTE 3 – RESTRICTED CASH

Restricted cash consists of $64.2 million held in six consolidated CDO trusts, $5.8 million in cash collateralizing outstanding margin calls, a $4.8 million credit facility reserve used to fund future investments that will be acquired by the Company’s three closed bank loan CDO trusts and three expense reserves totaling $152,000 used to cover CDO operating expenses.  The remaining $2.0 million consists of interest reserves and security deposits held in connection with the Company’s equipment lease and loan portfolio.

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

The following tables summarize the Company's mortgage-backed securities and other asset-backed securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
September 30, 2007:
ABS-RMBS	$323,769	$31	$(119,966)	$203,834
Commercial mortgage-backed	27,940	−	(3,781)	24,159
Commercial mortgage-backed private placement	83,096	−	(7,825)	75,271
Other asset-backed	24,957	−	(5,204)	19,753
Total	$459,762	$31	$(136,776)	$323,017
December 31, 2006:
ABS-RMBS	$348,496	$913	$(6,561)	$342,848
Commercial mortgage-backed	27,951	23	(536)	27,438
Commercial mortgage-backed private placement	30,055	−	−	30,055
Other asset-backed	20,526	130	−	20,656
Total	$427,028	$1,066	$(7,097)	$420,997

(1)	As of September 30, 2007 and December 31, 2006, all securities were pledged as collateral security under related financings.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE − (Continued)

The following tables summarize the estimated maturities of the Company’s mortgage-backed securities and other asset-backed securities according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost		Weighted Average Coupon
September 30, 2007:
Less than one year		$10,472		$19,442	6.77%
Greater than one year and less than five years		226,591		336,224	6.68%
Greater than five years and less than ten years		59,934		72,551	6.17%
Ten years or greater		26,020		31,545	5.88%
Total		$323,017		$459,762	6.59%
December 31, 2006:
Less than one year	$	−	$	−	− %
Greater than one year and less than five years		378,057		383,700	6.78%
Greater than five years and less than ten years		39,931		40,328	6.07%
Ten years or greater		3,009		3,000	7.23%
Total		$420,997		$427,028	6.71%

The contractual maturities of the securities available-for-sale range from February 2017 to March 2051.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE − (Continued)

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2007:
ABS-RMBS	$115,438	$(57,793)	$64,230	$(62,173)	$179,668	$(119,966)
Commercial mortgage-backed	7,246	(1,005)	16,913	(2,776)	24,159	(3,781)
Commercial mortgage- backed private placement	75,271	(7,825)	−	−	75,271	(7,825)
Other asset-backed	19,753	(5,204)	−	−	19,753	(5,204)
Total temporarily impaired securities	$217,708	$(71,827)	$81,143	$(64,949)	$298,851	$(136,776)
December 31, 2006:
ABS-RMBS	$143,948	$(2,580)	$86,712	$(3,981)	$230,660	$(6,561)
Commercial mortgage-backed	−	−	19,132	(536)	19,132	(536)
Total temporarily impaired securities	$143,948	$(2,580)	$105,844	$(4,517)	$249,792	$(7,097)

The temporary impairment of the securities classified as available-for-sale results from the fair value of the securities falling below their amortized cost basis and is primarily attributed to changes in interest rates and market conditions.  The Company intends and has the ability to hold the securities until the fair value of the securities held is recovered, which may be maturity.  For the three and nine months ended September 30, 2007, the Company recognized $25.5 million and $26.3 million, respectively, of other-than-temporary impairment on its securities.  As a result of the impairment charge, the cost of these securities was written down to fair value.  The Company does not believe that any other of its securities classified as available-for-sale were other-than-temporarily impaired as of September 30, 2007.  For the three and nine months ended September 30, 2006, the Company recognized no other-than-temporary impairment.

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

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT

The following is a summary of loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium	Carrying Value (1)
September 30, 2007:
Bank loans	$951,318	$666	$951,984
Allowance for loan losses	(196)	−	(196)
Total bank loans	951,122	666	951,788
Commercial real estate loans:
Whole loans	499,433	(3,665)	495,768
B notes	135,740	148	135,888
Mezzanine loans	228,091	(4,623)	223,468
Total commercial real estate loans	863,264	(8,140)	855,124
Total	$1,814,386	$(7,474)	$1,806,912
December 31, 2006:
Bank loans	$613,322	$908	$614,230
Commercial real estate loans:
Whole loans	190,768	−	190,768
A notes	42,515	−	42,515
B notes	203,553	33	203,586
Mezzanine loans	194,776	(5,587)	189,189
Total commercial real estate loans	631,612	(5,554)	626,058
Total	$1,244,934	$(4,646)	$1,240,288

(1)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2007 and December 31, 2006.

At September 30, 2007, the Company’s bank loan portfolio consisted of $951.8 million, net of allowance, of floating rate loans, which bore interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 1.34% and LIBOR plus 6.25% with maturity dates ranging from December 2007 to May 2022.

At December 31, 2006, the Company’s bank loan portfolio consisted of $614.0 million of floating rate loans, which bore interest ranging between LIBOR plus 1.38% and LIBOR plus 7.50% with maturity dates ranging from March 2008 to August 2022, and a $249,000 fixed rate loan, which bore interest at 6.25% with a maturity date of September 2015.

As of September 30, 2007, the Company had recorded an allowance of $196,000 for loan losses which is recorded on the consolidated financial statements under provision for loan and lease losses.  At September 30, 2007, the Company had one bank loan that was not current with respect to scheduled payments of interest.  At December 31, 2006, all of the Company’s loans were current with respect to the scheduled payments of principal and interest.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT − (Continued)

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Range of Maturity Dates
September 30, 2007:
Whole loans, floating rate	23	$398,037	LIBOR plus 1.50% to LIBOR plus 3.65%	February 2008 to June 2010
Whole loans, fixed rate	7	97,731	6.98% to 8.57%	May 2009 to August 2012
B notes, floating rate	5	79,781	LIBOR plus 2.50% to LIBOR plus 4.25%	November 2007 to October 2008
B notes, fixed rate	3	56,107	7.00% to 8.66%	July 2011 to July 2016
Mezzanine loans, floating rate	8	142,327	LIBOR plus 2.15% to LIBOR plus 3.45%	February 2008 to May 2009
Mezzanine loans, fixed rate	7	81,141	5.78% to 11.00%	October 2009 to September 2016
Total	53	$855,124
December 31, 2006:
Whole loans, floating rate	9	$190,768	LIBOR plus 2.50% to LIBOR plus 3.65%	August 2007 to January 2010
A notes, floating rate	2	42,515	LIBOR plus 1.25% to LIBOR plus 1.35%	January 2008 to April 2008
B notes, floating rate	10	147,196	LIBOR plus 1.90% to LIBOR plus 6.25%	April 2007 to October 2008
B notes, fixed rate	3	56,390	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	7	105,288	LIBOR plus 2.20% to LIBOR plus 4.50%	August 2007 to October 2008
Mezzanine loans, fixed rate	8	83,901	5.78% to 11.00%	August 2007 to September 2016
Total	39	$626,058

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 6 –DIRECT FINANCING LEASES AND NOTES

The Company’s direct financing leases and notes have weighed average initial terms of 72 and 73 months, as of September 30, 2007 and December 31, 2006, respectively.  The interest rates on notes receivable generally range from 6.8% to 13.0% and from 6.1% to 13.4% as of September 30, 2007 and December 31, 2006, respectively.  Investments in direct financing leases and notes, net of unearned income, were as follows (in thousands):

	September 30,		December 31,
	2007		2006
Direct financing leases, net	$27,767	(1)	$30,270
Notes receivable	54,838		58,700
Total	$82,605		$88,970

(1)	Includes $199,000 provision for lease losses.

The components of direct financing leases are as follows (in thousands):

	September 30,	December 31,
	2007	2006
Total future minimum lease payments	$32,570	$36,008
Unguaranteed residual	11	11
Unearned income	(4,814)	(5,749)
Total	$27,767	$30,270

At September 30, 2007, the Company had five leases that were not current with respect to scheduled payments of interest.  As a result, the Company had recorded an allowance of $130,000 for lease losses at September 30, 2007 which is recorded on the consolidated financial statements under provision for loan and lease losses.  At December 31, 2006, all of the Company’s leases were current with respect to the scheduled payments of principal and interest.

NOTE 7 – BORROWINGS

The Company finances the acquisition of its investments, including securities available-for-sale, loans and equipment leases and notes, primarily through the use of secured and unsecured borrowings in the form of CDOs, repurchase agreements, a secured term facility, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Borrowings at September 30, 2007 and December 31, 2006 are summarized in the following table (dollars in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
September 30, 2007:
RREF CDO 2006-1 Senior Notes (2)	$260,355	5.96%	38.9 years	$317,690
RREF CDO 2007-1 Senior Notes (3)	341,997	5.74%	39.0 years	439,507
Ischus CDO II Senior Notes (4)	371,608	6.28%	32.9 years	243,674
Apidos CDO I Senior Notes (5)	317,746	5.81%	9.8 years	328,874
Apidos CDO III Senior Notes (6)	259,072	6.16%	12.7 years	264,511
Apidos Cinco CDO Senior Notes (7)	317,585	5.88%	12.6 years	322,489
Repurchase Agreements (1)	116,293	6.79%	18.68 days	190,523
Secured Term Facility	79,177	6.40%	2.5 years	82,605
Unsecured Junior Subordinated Debentures (8)	51,548	9.31%	28.9 years	−
Total	$2,115,381	6.11%	22.5 years	$2,189,873
December 31, 2006:
RREF CDO 2006-1 Senior Notes (2)	$259,902	6.17%	39.6 years	$334,682
Ischus CDO II Senior Notes (4)	371,159	5.83%	33.6 years	390,942
Apidos CDO I Senior Notes (5)	317,353	5.83%	10.6 years	339,858
Apidos CDO III Senior Notes (6)	258,761	5.81%	13.5 years	273,932
Repurchase Agreements (1)	120,457	6.18%	16 days	149,439
Secured Term Facility	84,673	6.33%	3.25 years	88,970
Unsecured Junior Subordinated Debentures (8)	51,548	9.32%	29.7 years	−
Total	$1,463,853	6.07%	21.5 years	$1,577,823

(1)
At September 30, 2007, collateral consists of securities available-for-sale of $39.2 million and loans of $151.3 million.  At December 31, 2006, collateral consists of securities available-for-sale of $30.1 million and loans of $119.4 million.

(2)	Amount represents principal outstanding of $265.5 million less unamortized issuance costs of $5.1 million and $5.6 million as of September 30, 2007 and December 31, 2006, respectively.

(3)	Amount represents principal outstanding of $348.9 million less unamortized issuance costs of $6.9 million as of September 30, 2007.

(4)	Amount represents principal outstanding of $376.0 million less unamortized issuance costs of $4.4 million and $4.8 million as of September 30, 2007 and December 31, 2006, respectively.

(5)	Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $3.8 million and $4.1 million as of September 30, 2007 and December 31, 2006, respectively.

(6)	Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $3.4 million and $3.7 million as of September 30, 2007 and December 31, 2006, respectively.

(7)	Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $4.4 million as of September 30, 2007.

(8)
Amount represents junior subordinated debentures issued to Resource Capital Trust I and RCC Trust II in connection with each respective trust’s issuance of trust preferred securities in May 2006 and September 2006, respectively.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

The Company had repurchase agreements with the following counterparties at the dates indicated (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2007:
Natixis Real Estate Capital, Inc.	$56,874	18 (2)	7.01%
Credit Suisse Securities (USA) LLC	$16,336	25	5.81%
J.P. Morgan Securities, Inc.	$1,085	10	6.12%
Bear, Stearns International Limited	$953	15	6.50%

December 31, 2006:
Bear, Stearns International Limited	$15,538	17	6.43%
Column Financial Inc, a subsidiary of Credit Suisse Securities (USA) LLC	$13,262	18	6.42%
Credit Suisse Securities (USA) LLC	$863	11	5.40%

(1)	Equal to the fair value of securities or loans sold to the counterparties, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	Repurchase agreement has a three year term and one year extension as described below. Weighted average maturity represents the interest rate reset date.

Repurchase and Credit Facilities

In April 2007, the Company’s indirect wholly-owned subsidiary, RCC Real Estate SPE 3, LLC, entered into a master repurchase agreement with Natixis Real Estate Capital, Inc. to be used as a warehouse facility to finance the purchase of commercial real estate loans and commercial mortgage-backed securities.  The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million.  The financing provided by the agreement matures April 18, 2010 subject to a one-year extension at the option of RCC Real Estate SPE 3 and subject further to the right of RCC Real Estate SPE 3 to repurchase the assets held in the facility earlier.  The Company paid a facility fee of 0.75% of the maximum facility amount, or $1.2 million, at closing.  In addition, once the borrowings exceed a weighted average undrawn balance of $75.0 million for the prior 90 day period, the Company will be required to pay a Non-Usage Fee on the unused portion equal to the product of (i) 0.15% per annum multiplied by, (ii) the weighted average undrawn balance during the prior 90 day period.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price, rate and term.  These are one-month contracts.  The Company has guaranteed RCC Real Estate SPE 3, LLC’s obligations under the repurchase agreement to a maximum of $150.0 million.  At September 30, 2007, RCC Real Estate SPE 3 had borrowed $92.2 million, all of which was guaranteed by the Company, with a weighted average interest rate of one-month LIBOR plus 1.26%, which was 7.01% at September 30, 2007.

In August 2006, the Company’s subsidiary, RCC Real Estate SPE 2, LLC, entered into a master repurchase agreement with Column Financial, Inc., a wholly-owned subsidiary of CS, to finance the purchase of commercial real estate loans.  As of September 30, 2007, all borrowings had been repaid and the agreement has been terminated.  At December 31, 2006, RCC Real Estate SPE 2, LLC had borrowed $54.5 million, all of which was guaranteed by the Company, with a weighted average interest rate of one-month LIBOR plus 1.07%, which was 6.42% at December 31, 2006.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
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

The Company paid $300,000 in commitment fees during the year ended December 31, 2006.  Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility and are recorded in the consolidated statements of operations.  The Company paid $17,000 and $44,000 for the three and nine months ended September 30, 2007 in unused line fees.  Unused line fees are charged immediately into interest expense and are recorded in the consolidated statements of operations.  At September 30, 2007, the Company had borrowed $79.2 million at a weighted average interest rate of 6.40%.  As of December 31, 2006, the Company had borrowed $84.7 million at a weighted average interest rate of 6.33%.  The facility expires March 2010.

In December 2005, the Company entered into a $15.0 million unsecured revolving credit facility with Commerce Bank, N.A. (“Commerce”).  This facility was increased to $25.0 million in April 2006.  Outstanding borrowings bear interest at one of two rates elected at the Company’s option; (i) the lender’s prime rate plus a margin ranging from 0.50% to 1.50% based upon the Company’s leverage ratio; or (ii) LIBOR plus a margin ranging from 1.50% to 2.50% based upon the Company’s leverage ratio.  The facility expires in December 2008.  The Company paid Commerce $250,000 in commitment fees to enter into the facility and to increase the facility.  Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility and are recorded in the consolidated statements of operations.  The Company paid $9,000 and $27,000 for the three and nine months ended September 30, 2007, respectively, in unused line fees.  Unused line fees are expensed immediately into interest expense and are recorded in the consolidated statements of operations.  As of September 30, 2007 and December 31, 2006, $11.2 million and $7.3 million, respectively, were available under this facility.  As of September 30, 2007 and December 31, 2006, no borrowings were outstanding under this facility.

The Company has received a waiver for the period ended September 30, 2007 from Commerce Bank, N.A. with respect to its non-compliance with the consolidated tangible net worth covenant.  The waiver was required due to the Company’s unrealized losses on its derivatives and CMBS-private placement securities during the three months ended September 30, 2007.  Under the covenant, the Company is required to maintain a consolidated net worth (stockholder’s equity) of at least $195.0 million plus 90% of the net proceeds of any capital transactions, measured at each quarter end, as further described in the agreement.

In August 2005, the Company’s subsidiary, RCC Real Estate, Inc. (“RCC Real Estate”), entered into a master repurchase agreement with Bear Stearns International Limited (“Bear Stearns”) to finance the purchase of commercial real estate loans.  The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  The Company has guaranteed RCC Real Estate’s obligations under the repurchase agreement to a maximum of $150.0 million.  At September 30, 2007, RCC Real Estate had borrowed $2.2 million, all of which was guaranteed by the Company, with a weighted average interest rate of one-month LIBOR plus 1.00%, which was 6.50% at September 30, 2007.  At December 31, 2006, RCC Real Estate had borrowed $36.7 million, all of which was guaranteed by the Company, with a weighted average interest rate of one-month LIBOR plus 1.08%, which was 6.43% at December 31, 2006.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Repurchase and Credit Facilities − (Continued)

In March 2005, the Company entered into a master repurchase agreement with CS to finance the purchase of agency ABS-RMBS securities.  In December 2006, the Company began using this facility to finance the purchase of CMBS-private placement and other securities.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At September 30, 2007, the Company had borrowed $17.7 million with a weighted average interest rate of 5.81%.  At December 31, 2006, the Company had borrowed $29.3 million with a weighted average interest rate of 5.40%.

In March 2005, the Company entered into a master repurchase agreement with J.P. Morgan Securities, Inc. to finance the purchase of agency ABS-RMBS securities.  In August 2007, the Company began using this facility to finance the purchase of CMBS-private placement securities.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At September 30, 2007, the Company borrowed $4.2 million with a weighted average interest rate of 6.12%.  At December 31, 2006, no borrowings were outstanding under this facility.

Collateralized Debt Obligations

Resource Real Estate Funding CDO 2007-1

In June 2007, the Company closed RREF 2007-1, a $500.0 million CDO transaction that provides financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF 2007-1 collateralize the debt it issued and as a result, the investments are not available to the Company, its creditors or stockholders.  RREF 2007-1 issued a total of $390.0 million of senior notes at par to unrelated investors.  In addition, RCC Real Estate purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF 2007-1.

The senior notes issued to investors by RREF 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  As a result of the Company’s ownership of the Class H, K, L and M senior notes, these notes eliminate in consolidation.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors was 5.74% at September 30, 2007.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
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

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 5.88% at September 30, 2007.

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

The senior notes issued to investors by RREF 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors was 5.96% at September 30, 2007.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
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

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity.  The weighted average interest rate on all notes was 6.16% at September 30, 2007.

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

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 5.81% at September 30, 2007.

Ischus CDO II, Ltd.

In July 2005, the Company closed Ischus CDO II, a $403.0 million CDO transaction that provides financing for mortgage-backed and other asset-backed securities.  The investments held by Ischus CDO II collateralize the debt it issued and, as a result, those investments are not available to the Company, its creditors or stockholders.  Ischus CDO II issued a total of $376.0 million of senior notes at par to investors and RCC Real Estate purchased a $27.0 million equity interest representing 100% of the outstanding preference shares.  In August 2006, upon approval by the Company’s Board of Directors, the preference shares of Ischus CDO II were transferred to RCC Commercial.  As of September 30, 2007, RCC Commercial owned a $27.0 million equity interest representing 100% of the outstanding preference shares.  The equity interest is subordinate in right of payment to all other securities issued by Ischus CDO II.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Collateralized Debt Obligations − (Continued)

Ischus CDO II, Ltd. − (Continued)

The senior notes issued to investors by Ischus CDO II consist of the following classes:  (i) $214.0 million of class A-1A notes bearing interest at one-month LIBOR plus 0.27%; (ii) $50.0 million of class A-1B delayed draw notes bearing interest on the drawn amount at one-month LIBOR plus 0.27%; (iii) $28.0 million of class A-2 notes bearing interest at one-month LIBOR plus 0.45%; (iv) $55.0 million of class B notes bearing interest at one-month LIBOR plus 0.58%; (v) $11.0 million of class C notes bearing interest at one-month LIBOR plus 1.30%; and (vi) $18.0 million of class D notes bearing interest at one-month LIBOR plus 2.85%.  All of the notes issued mature on August 6, 2040, although the Company has the right to call the notes at par any time after August 6, 2009 until maturity.  The weighted average interest rate on all notes was 6.28% at September 30, 2007.

Trust Preferred Securities

In May 2006 and September 2006, the Company formed Resource Capital Trust I (“RCTI”) and RCC Trust II (“RCTII”), respectively, for the sole purpose of issuing and selling trust preferred securities.  In accordance with FIN 46-R, although the Company owns 100% of the common shares of RCTI and RCTII, RCTI and RCTII are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of these entities.  Each respective trust issued $25.0 million of preferred shares to unaffiliated investors.

In connection with the issuance and sale of the trust preferred securities, the Company issued junior subordinated debentures to RCTI and RCTII of $25.8 million each, representing the Company’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCTI and RCTII at September 30, 2007 were $774,000 and $781,000, respectively.  These costs, which are included in other assets, are being amortized into interest expense using the effective yield method over a ten year period.

The rights of holders of common shares of RCTI and RCTII are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, the common shareholders’ economic and voting rights are pari passu with the preferred shareholders.  The preferred and common securities of RCTI and RCTII are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures.  Unless earlier dissolved, RCTI will dissolve on May 25, 2041 and RCTII will dissolve on September 29, 2041.  The junior subordinated debentures are the sole assets of RCTI and RCTII and mature on June 30, 2036 and October 30, 2036, respectively, and may be called at par by the Company any time after June 30, 2011 and October 30, 2011, respectively.  Interest is payable for RCTI and RCTII quarterly at a floating rate equal to three-month LIBOR plus 3.95% per annum.  The rates for RCTI and RCTII, at September 30, 2007, were 9.31% and 9.31%, respectively.  The Company records its investments in RCTI and RCTII’s common shares of $774,000 each as investments in unconsolidated entities and records dividend income upon declaration by RCTI and RCTII.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)
NOTE 8 – CAPITAL STOCK

On January 8, 2007, pursuant to a partial exercise by the underwriters of their over-allotment option related to the December 19, 2006 public offering, the Company sold 650,000 shares of common stock at a price of $16.50 per share.  The Company received net proceeds of $10.1 million after payment of underwriting discounts and commissions of approximately $590,000.  In addition, during the nine months ended September 30, 2007, 375,547 warrants were exercised for proceeds of $5.6 million.

The Company repurchased shares as part of the share repurchase program authorized by the board of directors on July 26, 2007.  As of September 30, 2007, the Company had repurchased 118,900 shares at a weighted average price, including commissions, of $10.76.

NOTE 9 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Manager	Non-Employee Directors	Non-Employees	Total
Unvested shares as of December 31, 2006	230,000	4,224	−	234,224
Issued	−	4,404	244,541	248,945
Vested	(115,000)	(4,224)	−	(119,224)
Forfeited	(1,334)	−	(5,229)	(6,563)
Unvested shares as of September 30, 2007	113,666	4,404	239,312	357,382

Pursuant to SFAS No. 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager and non-employees at the current market price.  The fair value of the unvested shares of restricted stock granted during the respective periods, including shares issued to the non-employee directors, was $4.1 million and $60,000 at September 30, 2007 and December 31, 2006, respectively.

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

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 9 – SHARED-BASED COMPENSATION − (Continued)

In connection with the July 2006 hiring of a commercial mortgage direct loan origination team by Resource Real Estate, Inc. (“Resource Real Estate”), a subsidiary of RAI (see Related Party Transactions – Note 11), the Company agreed to issue up to 100,000 shares of common stock and options to purchase an additional 100,000 shares of common stock if certain loan origination performance thresholds are achieved by this origination team for the Company’s account.  The performance thresholds are two-tiered.  Upon the achievement of $400.0 million of direct loan originations of commercial real estate loans, 60,000 restricted shares of common stock and options to purchase an additional 60,000 shares of common stock are issuable.  Upon the achievement of another $300.0 million of direct loan originations of commercial real estate loans, a second tranche of 40,000 restricted shares of common stock and options to purchase another 40,000 shares of common stock are issuable.  The restricted shares and options to purchase shares of common stock vest over a two-year period after issuance.  The Company accounts for equity instruments issued to non-employees for goods or services in accordance with the provisions of SFAS No. 123(R) and Emerging Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” ("EITF 96-18").  Accordingly, when the origination team, none of whom is an employee of the Company, completes its performance or when a performance commitment is reached, the Company is required to measure the fair value of the equity instruments.  On June 27, 2007, 60,000 shares of restricted common stock and 60,000 options to purchase additional shares were issued as a result of the achievement of $400.0 million of direct loan originations of commercial real estate loans.  The restricted shares vest 50% on June 27, 2008 and 50% on June 27, 2009.  The options vest 33.3% per year beginning on June 27, 2008.

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2007	651,666	$15.00
Granted	65,000	14.88
Exercised	−	−
Forfeited	(75,000)	15.00
Outstanding as of September 30, 2007	641,666	$14.99	7	$	−
Exercisable at September 30, 2007	192,944	$15.00	7	$	−

The common stock options have a remaining contractual term of eight years.  Upon exercise of options, new shares are issued.

The following table summarizes the status of the Company’s unvested stock options as of September 30, 2007:

Unvested Shares	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2007	434,444	$15.00
Granted	65,000	$14.88
Vested	(217,222)	$15.00
Forfeited	(75,000)	$15.00
Unvested at September 30, 2007	207,222	$14.96

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 9 – SHARED-BASED COMPENSATION − (Continued)

The common stock option transactions are valued using the Black-Scholes model using the following assumptions:

	As of September 30, 2007	As of December 31, 2006
Expected life	7 years	8 years
Discount rate	4.54%	4.775%
Volatility	37.81%	20.91%
Dividend yield	14.56%	9.73%

The fair value of each common stock transaction for the period ended September 30, 2007 and for the year ended December 31, 2006, respectively, was $0.471 and $1.061.  For the three and nine months ended September 30, 2007 and 2006, the components of equity compensation expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Options granted to Manager	$(9)	$86	$(53)	$208
Restricted shares granted to Manager	84	697	715	1,367
Restricted shares granted to non-employee directors	19	15	55	45
Total equity compensation expense	$94	$798	$717	$1,620

During the three and nine months ended September 30, 2007, the Manager received 26,194 and 47,503 shares, respectively, as incentive compensation, valued at $365,000 and $723,000, respectively, pursuant to the management agreement.  During the three and nine months ended September 30, 2006, the Manager received 6,252 and 14,076 shares, respectively, as incentive compensation valued at $79,000 and $194,000, respectively, pursuant to the management agreement.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the management agreement, the Company has established no formal criteria for equity awards as of September 30, 2007.  All awards are discretionary in nature and subject to approval by the compensation committee.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 10 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic:
Net (loss) income	$(13,915)	$(2,401)	$5,360	$8,814
Weighted average number of shares outstanding	24,807,162	17,585,171	24,650,313	17,261,091
Basic net (loss) income per share	$(0.56)	$(0.14)	$0.22	$0.51

Diluted:
Net (loss) income	$(13,915)	$(2,401)	$5,360	$8,814

Weighted average number of shares outstanding	24,807,162	17,585,171	24,650,313	17,261,091
Additional shares due to assumed conversion of dilutive instruments	−	−	260,535	127,475
Adjusted weighted-average number of common shares outstanding	24,807,162	17,585,171	24,910,848	17,388,566
Diluted net (loss) income per share	$(0.56)	$(0.14)	$0.22	$0.51

Potentially dilutive shares relating to stock options to purchase 651,666 shares of common stock and warrants to purchase 1,568,244 shares of common stock are not included in the calculation of diluted net income per share for the three months ended September 30, 2007 and the three and nine months ended September 30, 2006 because the effect was anti-dilutive.  Additionally, 373,165 and 234,224 shares of unvested restricted stock are not included in the calculation of diluted net income per share for the three months ended September 30, 2007 and 2006, respectively, because the effect was anti-dilutive as a result of the reporting of net losses for the period.

NOTE 11 – RELATED PARTY TRANSACTIONS

Management Agreement

The base management fee for the three and nine months ended September 30, 2007 was $1.3 million and $3.9 million, respectively.  The incentive management fee for the three and nine months ended September 30, 2007 was $0 and $1.5 million, respectively.  The base management fee for the three and nine months ended September 30, 2006 was $917,000 and $2.7 million, respectively.  The incentive management fee for the three and nine months ended September 30, 2006 was $0 and $432,000, respectively.

At September 30, 2007, the Company was indebted to the Manager for base and incentive management fees of $870,000 and $0, respectively, and for the reimbursement of expenses of $61,000.  At December 31, 2006, the Company was indebted to the Manager for base and incentive management fees of $711,000 and $687,000, respectively, and for reimbursement of expenses of $87,000.  These amounts are included in accounts payable and other liabilities.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 11 – RELATED-PARTY TRANSACTIONS − (Continued)

Relationship with Resource Real Estate

Resource Real Estate originates, finances and manages the Company’s commercial real estate loan portfolio, including A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At September 30, 2007 and December 31, 2006, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio of approximately $16,000 and $700,000, respectively.  At September 30, 2007, Resource Real Estate was indebted to the Company for deposits held in trust in connection with the Company’s commercial real estate portfolio of approximately $25,000.  There were no such receivables at December 31, 2006.

Relationship with LEAF Financial Corporation (“LEAF”)

LEAF, a majority-owned subsidiary of RAI, originates and manages equipment leases and notes on the Company’s behalf.  The Company purchases these leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs.  At September 30, 2007 and December 31, 2006, the Company acquired $16.0 million and $106.7 million of equipment lease and note investments from LEAF, including $160,000 and $1.1 million of origination cost reimbursements, respectively.  In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes.  At September 30, 2007 and December 31, 2006, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of approximately $134,000 and $229,000, respectively.  LEAF’s servicing fees for the three and nine months ended September 30, 2007 were $199,000 and $612,000, respectively, as compared to $210,000 and $430,000 for the three and nine months ended September 30, 2006, respectively.

During the three months ended September 30, 2007, the Company did not sell any leases back to LEAF.  During the nine months ended September 30, 2007, the Company sold three leases back to LEAF at a price equal to the Company’s book value.  The total proceeds received on outstanding notes receivable were $1.8 million.

Relationship with RAI

At September 30 30, 2007, RAI had a 7.8% ownership interest in the Company, consisting of 1,900,000 shares it had purchased, 61,579 shares received by the Manager, its subsidiary, as incentive compensation pursuant to the management agreement and 614 vested shares associated with the issuance of restricted stock.  In addition, executive officers of the Manager and its affiliates had a 1.1% ownership interest in the Company, consisting of 193,918 shares they had purchased and 81,664 vested shares associated with the issuance of restricted stock as of September 30, 2007.  All purchased shares were either acquired in offerings by the Company at the same price at which shares were purchased by the other investors in those offerings or in the open market.

As of September 30, 2007, the Company had executed six CDO transactions.  These CDO transactions are structured for the Company by the Manager; however, the Manager is not separately compensated by the Company for these transactions.  In addition, the Company may reimburse the Manager and RAI for expenses for employees of RAI who perform legal, accounting, due diligence and other services that outside professional or consultants would otherwise perform.  As of and for the periods ended September 30, 2007 and December 31, 2006, the Company was not obligated for, and had not paid, any reimbursements to the Manager for such services.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 11 – RELATED-PARTY TRANSACTIONS − (Continued)

Relationship with Law Firm

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood Law Firm.  The Company paid Ledgewood approximately $31,000 and $283,000 for legal services during the three and nine months ended September 30, 2007, respectively, compared to $25,000 and $314,000 during the three and nine months ended September 30, 2006, respectively.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

NOTE 12 – DISTRIBUTIONS

In order to qualify as a REIT, the Company must currently distribute at least 90% of its taxable income.  In addition, the Company must distribute 100% of its taxable income in order not to be subject to corporate federal income taxes on retained income.  The Company anticipates it will distribute substantially all of its taxable income to its stockholders.  Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow to make sufficient distribution payments.

On September 17, 2007, the Company declared a quarterly distribution of $0.41 per share of common stock, $10.3 million in the aggregate, which was paid on October 12, 2007 to stockholders of record on September 28, 2007.

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

On January 13, 2006, the Company paid a special dividend to stockholders of record on January 4, 2006, including holders of restricted stock, consisting of warrants to purchase the Company’s common stock.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $15.00 per share.  Stockholders received one warrant for each ten shares of common stock and restricted stock held.  If an existing stockholder owned shares in other than a ten-share increment, the stockholder received an additional warrant.  The warrants will expire on January 13, 2009 and became exercisable on January 13, 2007.  An aggregate of 1,568,244 shares were issuable upon exercise of the warrants, of which 375,547 shares have been issued as of September 30, 2007.  Upon exercise of warrants, new shares are issued.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
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

At September 30, 2007, the Company had 29 interest rate swap contracts.  The Company paid an average fixed rate of 5.36% and received a variable rate equal to one-month LIBOR on the interest rate swap contracts.  The aggregate notional amount of these contracts was $352.0 million.  In addition, the Company had one interest rate cap agreement outstanding whereby it reduced its exposure to variability in future cash outflows attributable to changes in LIBOR.  The aggregate notional amount of this contract was $15.0 million at September 30, 2007.

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

The fair value of the Company’s interest rate swaps and interest rate cap was $(8.8) million and $(3.1) million as of September 30, 2007 and December 31, 2006, respectively.  The Company had aggregate unrealized losses of $6.4 million and $3.2 million on the interest rate swap agreements and interest rate cap agreement, as of September 30, 2007 and December 31, 2006, respectively, which is recorded in accumulated other comprehensive loss.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007
(Unaudited)

NOTE 13 – INTEREST RISK AND DERIVATIVE INSTRUMENTS − (Continued)

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities in the Company’s investment portfolio.  The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount.  At September 30, 2007, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $7.1 million.  At December 31, 2006, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $3.1 million.

NOTE 14 – SUBSEQUENT EVENTS

The Company continued to buy back shares as part of the share repurchase program authorized by the board of directors.  As of November 9, 2007, the Company had bought back a total of 263,000 shares at a weighted average price, including commissions, of $10.54.

On November 7, 2007, the Company sold a notional $2.7 million, or 10%, of its preference equity of $27.0 million in Ischus CDO II to an unrelated party.  Under FIN 46-R, Ischus CDO II was determined to be a Variable Interest Entity (“VIE”) and the Company was deemed the primary beneficiary at inception in July 2005.  Further, under paragraph 15 of the Interpretation, the primary beneficiary is required to reconsider its initial decision to consolidate a VIE if the primary beneficiary sells all or part of its variable interests to unrelated parties.  Given these circumstances, the Company has reconsidered its initial decision to consolidate the VIE and concluded that it is no longer the primary beneficiary of Ischus CDO II since the Company will not absorb a majority of the expected losses or receive a majority of the expected returns.  As a result, the Company will not consolidate the VIE beginning in the fourth quarter of 2007.

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

Overview

We are a specialty finance company that focuses primarily on commercial real estate loans and commercial finance.  We qualify as a real estate investment trust, or REIT, under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.  We invest in a combination of real estate-related loan assets and, to a lesser extent, commercial finance assets.  We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and to mitigate interest rate risk through derivative instruments.  Future distributions and capital appreciation are not guaranteed, however, and we have only limited operating history and REIT experience upon which you can base an assessment of our ability to achieve our objectives.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks.  We generate revenues from the interest we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, residential mortgage-backed securities, or ABS-RMBS, other asset-backed securities, bank loans and payments on equipment leases and notes.  We use a substantial amount of leverage to enhance our returns and we finance each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments comprises a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our ABS-RMBS, CMBS, other asset-backed, bank loans and equipment leases and notes, we have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as a long-term financing source.  In our commercial real estate loan portfolio, we have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as a long-term financing source.  Our other term financing consists of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs.

Recently, the credit markets in the United States and elsewhere have been subject to substantial volatility and reduction in liquidity, principally as a result of conditions in the residential mortgage sector, particularly in the sub-prime sector.  To the date of this report, our ability to use the funding available to us under existing credit facilities has not been materially affected, nor have our lenders indicated that they intend to restrict our ability to use the funding available under such facilities.  We discuss funding availability in “− Borrowings,” below.  We anticipate, however, that obtaining long-term CDO and other financing for future asset acquisitions may be more difficult than it has been in the past and, if successful, the terms may be less favorable than those that have been available to us previously.  This may affect our ability to sustain our historical asset and income growth.  Current market conditions also have, as discussed in “-Stockholders’ Equity” below, reduced the value of our interest in one CDO investment and, if they persist, may further affect the value of this investment and other of our investments, which could reduce our book value and earnings.

        On December 20, 2006, we received net proceeds of $93.0 million from our follow-on offering of 6,000,000 shares of common stock and we received net proceeds of $10.1 million on January 8, 2007 on the sale of an additional 650,000 shares of common stock pursuant to the partial exercise of the underwriters’ overallotment option.

As of September 30, 2007, we had allocated our equity among our targeted asset classes as follows:  75% of our portfolio was in commercial real estate-related assets, 24% was in commercial bank loans and 1% was in direct financing leases and notes.  As of December 31, 2006, we had allocated our equity as follows:  77% of our portfolio was in commercial real estate-related assets, 8% was in ABS-RMBS, 14% was in commercial bank loans and 1% was in direct financing leases and notes.

Critical Accounting Policies and Estimates

The following represents our critical accounting policies and estimates.  For a complete list of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2006 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Securities Available-for-Sale

Statement of Financial Accounting Standards, or SFAS, No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities,” requires us to classify our investment portfolio as either trading investments, available-for-sale investments or held-to-maturity investments.  Although we generally plan to hold most of our investments to maturity, we may, from time to time, sell any of our investments due to changes in market conditions or changes in our investment strategy.  Accordingly, SFAS 115 requires us to classify all of our investment securities as available-for sale.  All investments classified as available-for-sale are reported at fair value, based on market prices provided by dealers, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

We evaluate our available-for-sale investments for other-than-temporary impairment charges under SFAS 115, and the disclosure requirements of Emerging Issues Task Force, or EITF, Issue No. 03-1, ‘‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.’’ SFAS 115 and EITF 03-1 require an investor to determine when an investment is considered impaired (that is, experienced a decline in fair value below its amortized cost), evaluate whether that impairment is other than temporary (that is, the investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.  SFAS 115 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  In November 2005, and as interpreted by the Financial Accounting Standards Board, or FASB, issued FASB staff position, or FSP, 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which replaces the guidance for impairment evaluation.  We have adopted FSP No. 115-1 as required.

Investment securities transactions are recorded on the trade date.  Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date.  Realized gains and losses on investment securities are determined on the specific identification method.

Derivative Instruments

Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps, to add stability to our interest expense and to manage our exposure to interest rate movements or other identified risks.  We designate these transactions as cash flow hedges.  We evaluate the contracts or hedge instruments at inception and at subsequent balance sheet dates to determine if they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 requires that we recognize all derivatives on the balance sheet at fair value.  We record changes in the fair value of the derivative in other comprehensive income to the extent that it is deemed to be an effective hedge.  Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

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

Loan Interest Income Recognition

Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts, as discussed in “- Interest Income Recognition.”  When we purchase a loan or pool of loans at a discount, we consider the provisions of AICPA Statement of Position, or SOP, 03-3 ‘‘Accounting for Certain Loans or Debt Securities Acquired in a Transfer’’ to evaluate whether all or a portion of the discount represents accretable yield.  If a loan with a premium or discount is prepaid, we immediately recognize the unamortized portion as a decrease or increase to interest income.  In addition, we defer loan origination fees and loan origination costs and recognize them over the life of the related loan against interest using the effective yield method.

Results of Operations − Three and Nine Months Ended September 30, 2007 as compared to Three and Nine Months Ended September 30, 2006

Our net loss for the three months ended September 30, 2007 was $13.9 million, or $0.56 per weighted average common share-basic ($0.56 per weighted average common share-diluted) while our net income for the nine months ended September 30, 2007 was $5.4 million, or $0.22 per weighted average common share-basic ($0.22 per weighted average common share-diluted), as compared to a net loss of $2.4 million, or $0.14 per weighted average common share-basic ($0.14 per weighted average common share-diluted) and net income of $8.8 million, or $0.51 per weighted average common share-basic ($0.51 per weighted average common share-diluted) for the three and nine months ended September 30, 2006, respectively.

Interest Income

The following table sets forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):
	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
			Weighted Average			Weighted Average
	Interest Income		Yield	Balance	Interest Income	Yield	Balance
Interest income from securities available-for-sale:
Agency ABS-RMBS	$	−	N/A	N/A	$9,095	4.61%	$788,425
ABS-RMBS		6,452	7.00%	$350,347	6,363	7.22%	$347,460
CMBS		404	5.59%	$28,255	400	5.73%	$26,744
CMBS-private placement		1,451	6.41%	$83,682	−	N/A	N/A
Other asset-backed		461	6.98%	$25,429	390	7.07%	$21,460
Total interest income from securities available-for-sale		8,768			16,248
Interest income from loans:
Bank loans		18,734	7.55%	$953,632	12,215	7.62%	$618,018
Commercial real estate loans		18,391	8.26%	$861,689	7,690	8.63%	$351,849
Total interest income from loans		37,125			19,905
Leasing		1,856	8.67%	$84,016	1,589	8.49%	$77,451
Interest income – other:
Interest rate swap agreements		118	0.21%	$212,298	1,130	0.75%	$602,373
Temporary investment in over-night repurchase agreements		651			276
Total interest income − other		769			1,406
Total interest income		$48,518			$39,148

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
			Weighted Average			Weighted Average
	Interest Income		Yield	Balance	Interest Income	Yield	Balance
Interest income from securities available-for-sale:
Agency ABS-RMBS	$	−	N/A	N/A	$28,727	4.59%	$802,731
ABS-RMBS		19,011	7.10%	$349,701	17,662	6.77%	$343,291
CMBS		1,205	5.65%	$28,269	1,183	5.74%	$26,933
CMBS-private placement		2,638	6.29%	$53,513	−	N/A	N/A
Other asset-backed		1,218	6.97%	$23,061	1,071	6.55%	$21,446
Private equity		−	N/A	N/A	30	0.00%	$ −
Total interest income from securities available-for-sale		24,072			48,673
Interest income from loans:
Bank loans		51,799	7.47%	$896,474	30,205	7.17%	$546,291
Commercial real estate loans		48,318	8.42%	$749,807	16,420	8.58%	$258,091
Total interest income from loans		100,117			46,625
Leasing		5,667	8.70%	$85,544	3,391	8.51%	$54,274
Interest income – other:
Interest rate swap agreements		150	0.17%	$157,226	3,793	0.73%	$679,611
Temporary investment in over-night repurchase agreements		1,930			995
Total interest income − other		2,080			4,788
Total interest income		$131,936			$103,477

Interest Income − Three and Nine Months Ended September 30, 2007 as compared to Three and Nine Months Ended September 30, 2006

Interest income increased $9.4 million (24%) and $28.5 million (28%) to $48.5 million and $131.9 million for the three and nine months ended September 30, 2007, respectively, from $39.1 million and $103.5 million for the three and nine months ended September 30, 2006, respectively.  We attribute this increase to the following:

Interest Income from Loans

Interest income from loans increased $17.2 million (87%) and $53.5 million (115%) to $37.1 million and $100.1 million for the three and nine months ended September 30, 2007 from $19.9 million and $46.6 million for the three and nine months ended September 30, 2006, respectively.

Bank loans generated $18.7 million and $51.8 million of interest income for the three and nine months ended September 30, 2007 as compared to $12.2 million and $30.2 million for the three and nine months ended September 30, 2006, respectively an increase of $6.5 million (53%) and $21.6 million (71%).  These increases resulted primarily from the following:

•
The acquisition of $28.1 million and $216.4 million of bank loans (net of principal repayments and sales of $62.0 million and $214.5 million) during the three and nine months ended September 30, 2006 primarily for the accumulation of assets for Apidos CDO III which closed in May 2006.  These loans were held for the entire three and nine months ended September 30, 2007.

•
The acquisition of an additional $337.5 million of bank loans (net of principal repayments and sales of $466.6 million) since September 30, 2006 primarily for Apidos Cinco CDO which began accumulating assets in January 2007.

•
An increase in the weighted average interest rate on these loans to 7.53% for the nine months ended September 30, 2007, respectively, from 7.25% for the nine months ended September 30, 2006 primarily due to an increase in the LIBOR rate.

Commercial real estate loans produced $18.4 million and $48.3 million of interest income for the three and nine months ended September 30, 2007 as compared to $7.7 and $16.4 million for the three and nine months ended September 30, 2006, an increase of $10.7 million (139%) and $31.9 million (194%), respectively.  These increase resulted from the following:

•
The acquisition of $157.9 million and $268.2 million of commercial real estate loans (net of principal repayments and sales of $16.5 million and $44.0 million) during the three and nine months ended September 30, 2006, which were held for the entire three and nine months ended September 30, 2007.

•	The acquisition of $423.9 million of commercial real estate loans (net of principal repayments and sales of $239.0 million) since September 30, 2006.

•	A $505,000 acceleration of loan origination fees as a result of loan sales that we booked as part of interest income for the nine months ended September 30, 2007.

Interest Income - Leasing

Our equipment leasing portfolio generated $1.9 million and $5.7 million of interest income for the three and nine months ended September 30, 2007, respectively, as compared to $1.6 million and $3.4 million for the three and nine months ended September 30, 2006, respectively, an increase of $267,000 (17%) and $2.3 million (67%), respectively.  This increase resulted from the following:

•
The acquisition of $31.6 million and $68.0 million of equipment leases and notes (net of principal payments and sales of $3.4 million and $29.1 million) during the three and nine months ended September 30, 2006, which were held for the entire three and nine months ended September 30, 2007.

•
An increase in the weighted average interest rate on these leases to 8.67% and 8.70% for the three and nine months ended September 30, 2007, respectively, from 8.49% and 8.51% for the three and nine months ended September 30, 2006, respectively.

Interest Income from Securities Available-for-Sale

The increase in total interest income was offset by a decrease in interest income from securities available-for-sale.  Interest income from securities available-for-sale decreased $7.5 million (46%) and $24.6 million (51%) to $8.8 million and $24.1 million for the three and nine months ended September 30, 2007, respectively, from $16.2 million and $48.7 million for the three and nine months ended September 30, 2006, respectively.  The decrease in interest income from securities available-for-sale resulted principally from the sale of $125.4 million of our agency ABS-RMBS portfolio in January 2006 and the sale of the remaining $753.1 million of these securities in September 2006.  This portfolio had generated $9.1 million and $28.7 million of interest income for the three and nine months ended September 30, 2006.  As a result of the sale, no interest income from this portfolio was generated during the three and nine months ended September 30, 2007.

The decrease was offset by the following:

•
Our ABS-RMBS contributed $6.5 million and $19.0 million to interest income for the three and nine months ended September 30, 2007, respectively, as compared to $6.4 million and $17.7 million for the three and nine months ended September 30, 2006, respectively, an increase of $89,000 (1%) and $1.3 million (8%) for the three and nine months ended September 30, 2007, respectively.  The increase for the nine months ended September 30, 2007 was primarily the result of an increase in LIBOR, which increased the weighted average rate from 6.65% for the nine months ended September 30, 2006 to 6.90% for the nine months ended September 30, 2007.

•
Our CMBS-private placement portfolio contributed $1.5 million and $2.6 million to interest income for the three and nine months ended September 30, 2007, respectively, due to the accumulation of securities in this portfolio beginning in December 2006.  We held no such securities for the three and nine months ended September 30, 2006.

Interest Income - Other

The increase in interest income was also offset by a decrease in interest income - other.  Interest income - other decreased $637,000 (45%) and $2.7 million (57%) to $769,000 and $2.1 million for the three and nine months ended September 30, 2007, respectively, as compared to $1.4 million and $4.8 million for the three and nine months ended September 30, 2006, respectively.  This was due to interest rate swap agreements which generated $118,000 and $150,000 of interest income, for the three and nine months ended September 30, 2007, respectively, a decrease of $1.0 million (90%) and $3.6 million (96%) from $1.1 million and $3.8 million for the three and nine months ended September 30, 2006, respectively.  This was primarily the result of the termination of interest rate swaps related to our agency ABS-RMBS portfolio which we sold in January and September 2006.

Interest Expense − Three and Nine Months Ended September 30, 2007 as compared to Three and Nine Months Ended September 30, 2006

The following tables set forth information relating to our interest expense incurred for the periods presented (in thousands, except percentages):

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Commercial real estate loans	$11,496	6.18%	$700,725	$4,360	6.68%	$263,582
Bank loans	13,908	5.90%	$906,000	8,886	6.00%	$584,000
Agency ABS-RMBS	−	N/A	N/A	9,859	5.35%	$720,000
ABS-RMBS / CMBS / ABS	5,850	5.94%	$376,000	5,745	6.03%	$376,000
CMBS-private placement	190	5.63%	$13,286	−	N/A	N/A
Leasing	1,443	6.72%	$81,888	1,260	6.36%	$80,194
Other asset-backed	1,379	8.84%	$54,670	745	9.90%	$29,815
Total interest expense	$34,266			$30,855

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Commercial real estate loans	$26,091	6.38%	$534,477	$8,835	6.27%	$185,784
Bank loans	38,846	5.95%	$855,656	21,990	5.62%	$520,429
Agency ABS-RMBS	−	N/A	N/A	28,394	5.01%	$749,100
ABS-RMBS / CMBS / ABS	17,118	5.97%	$376,000	15,936	5.71%	$376,000
CMBS-private placement	1,000	5.56%	$23,732	−	N/A	N/A
Leasing	4,255	6.57%	$83,727	2,208	6.43%	$47,893
Other asset-backed	3,945	9.03%	$52,270	1,213	10.10%	$16,731
Total interest expense	$91,255			$78,576

Interest expense increased $3.4 million (11%) and $12.7 million (16%) to $34.3 million and $91.3 million for the three and nine months ended September 30, 2007, respectively, from $30.9 million and $78.6 million for the three and nine months ended September 30, 2006, respectively.  We attribute this increase to the following:

Interest expense on commercial real estate loans was $11.5 million and $26.1 million for the three and nine months ended September 30, 2007, respectively, as compared to $4.4 million and $8.8 million for the three and nine months ended September 30, 2006, respectively, an increase of $7.1 million (164%) and $17.3 million (195%), respectively.  This increase resulted primarily from the following:

•
We closed our first commercial real estate loan CDO, Resource Real Estate Funding CDO 2006-1, in August 2006.  Resource Real Estate Funding CDO 2006-1 issued $308.7 million of senior notes at par consisting of several classes with floating rates ranging from one-month LIBOR plus 0.32% to one-month LIBOR plus 3.75% and fixed rates ranging from 5.84% to 6.00%.  Prior to August 10, 2006, we financed these commercial real estate loans primarily with repurchase agreements.  We continued to finance the growth of our commercial real estate loan portfolio after the closing of Resource Real Estate Funding CDO 2006-1 through repurchase agreements and closed our second commercial real estate loan CDO, Resource Real Estate Funding CDO 2007-1 in June 2007.  Resource Real Estate Funding CDO 2007-1 issued $408.8 million of senior notes at par consisting of several classes with floating rates ranging from one-month LIBOR plus 0.28% to one-month LIBOR plus 3.25% and fixed rates ranging from 6.42% to 8.50%.  We continue to finance the growth of our commercial real estate loan portfolio with a secured term facility until loans can be matched-funded through one of our CDO vehicles.  The increase in expense is primarily related to the growth of this portfolio.  The weighted average balance for the three and nine months ended September 30, 2007 was $700.7 million and $534.5 million, respectively, as compared to $263.6 million and $185.8 million for the three and nine months ended September 30, 2006.

•
We amortized $469,000 and $944,000 of deferred debt issuance costs related to the CDO and repurchase facility financings for the three and nine months ended September 30, 2007, respectively, compared to $147,000 and $445,000 for the three and nine months ended September 30, 2006, respectively.

Interest expense on bank loans was $13.9 million and $38.8 million for the three and nine months ended September 30, 2007, respectively, as compared to $8.9 million and $22.0 million for the three and nine months ended September 30, 2006, respectively, an increase of $5.0 million (57%), and $16.9 million (77%), respectively.  This increase resulted primarily from the following:

•
As a result of the continued acquisitions of bank loans after the closing of Apidos CDO III, we financed our third bank loan CDO (Apidos Cinco CDO) in May 2007.  Apidos CDO Cinco issued $322.0 million of senior notes into several classes with floating rates ranging from three-month LIBOR plus 0.23% to three-month LIBOR plus 4.25%.  We used Apidos CDO Cinco proceeds to repay borrowings under a warehouse facility which had a balance at the time of repayment of $311.1 million.  The weighted average interest rate on the senior notes and warehouse line was 5.88% and 5.92% for the three and nine months ended September 30, 2007.  No such debt existed for the three and nine months ended September 30, 2006.

•
In May 2006, Apidos CDO III issued $262.5 million of senior notes into several classes with floating rates ranging from three-month LIBOR plus 0.26% to three-month LIBOR plus 4.25%.  We used the Apidos CDO III proceeds to repay borrowings under a warehouse facility which had a balance at the time of repayment of $222.6 million.  The weighted average interest rate on the senior notes was 5.88% and 5.83% for the three and nine months ended September 30, 2007, respectively, as compared to 5.76% and 5.50% for the three and nine months ended September 30, 2006, respectively, on the warehouse facility and on the notes.  The warehouse facility began accumulating assets in July 2006.

•
In August 2005, Apidos CDO I issued $321.5 million of senior notes consisting of several classes with floating rates ranging from three-month LIBOR plus 0.26% to three-month LIBOR plus 1.85% and a fixed rate of 9.25%.  The weighted average interest rate on the senior notes was 5.81% for the three month and nine months ended September 30, 2007, respectively, as compared to 5.84% and 5.40% for the three and nine months ended September 30, 2006, respectively.

•
The weighted average balance of debt related to bank loans increased to $906.0 million and $855.7 million for the three and nine months ended September 30, 2007, respectively, from $584.0 million and $520.4 million for the three and nine months ended September 30, 2006, respectively.

•
We amortized $351,000 and $854,000 of deferred debt issuance costs related to the CDO financings for the three and nine months ended September 30, 2007, respectively, compared to $229,000 and $558,000 for the three and nine months ended September 30, 2006, respectively.

ABS-RMBS, CMBS and other asset-backed were pooled and financed by Ischus CDO II.  Interest expense related to these obligations was $5.9 million and $17.1 million for the three and nine months ended September 30, 2007, respectively, as compared to $5.7 million and $15.9 million for the three and nine months ended September 30, 2006, respectively, an increase of $105,000 (2%) and $1.2 million (7%).  This increase resulted primarily from an increase in LIBOR, which increased the weighted average interest rate on the senior notes issued by Ischus CDO II which was 5.94% and 5.84% for the three and nine months ended September 30, 2007, respectively, as compared to 5.83% and 5.43% for the three and nine months ended September 30, 2006, respectively.

Interest expense on CMBS-private placement was $190,000 and $1.0 million for the three and nine months ended September 30, 2007, respectively, due to the accumulation of securities in this portfolio beginning in December 2006.  There were no such assets for the three and nine months ended September 30, 2006.

Interest expense on leasing activities was $1.4 million and $4.3 million for the three and nine months ended September 30, 2007, respectively, as compared to $1.3 million and $2.2 million for the three and nine months ended September 30, 2006, respectively, an increase of $183,000 (15%) and $2.0 million (93%), respectively.  The increase for the nine months ended September 30, 2007 resulted from an increase in the amount of direct financing leases and notes we acquired and the related financing after March 31, 2006 and through September 30, 2007.  The assets were acquired with cash until the facility closed on March 31, 2006 when we entered into a secured term facility.  The increase for the three and nine months ended September 30, 2007 was also the result of an increase in the weighted average rate from 6.36% and 6.43% for the three and nine months ended September 30, 2006, respectively, to 6.72% and 6.57% for the three and nine months ended September 30, 2007, respectively.

General interest expense was $1.4 million and $3.9 million for the three and nine months ended September 30, 2007, respectively, as compared to $745,000 and $1.2 million for the three and nine months ended September 30, 2006, respectively, an increase of $634,000 (85%) and $2.7 million (225%), respectively.  These increases resulted from an increase of $613,000 and $2.8 million in expenses on our unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities which were not issued until May 2006 and September 2006, respectively.

These increases in interest expense were offset by a decrease of $9.9 million and $28.4 million for the three and nine months ended September 30, 2007 in interest expense related to the agency ABS-RMBS portfolio as a result of the sale and repayment of debt on our agency ABS-RMBS portfolio in January and September 2006, respectively.

Other Revenue

Net realized losses on investments decreased $8.4 million (101%) and $9.2 million (104%) to a gain of $115,000 and $336,000 for the three and nine months ended September 30, 2007, respectively, from a loss of $8.3 million and $8.9 million for the three and nine months ended September 30, 2006, respectively.  Realized losses during the three and nine months ended September 30, 2006 primarily consisted of $8.3 million and $9.6 million, respectively, of losses on the sale of our agency ABS-RMBS portfolio.

Other income decreased $74,000 (19%) to $310,000 for the three months ended September 30, 2007 from $384,000 for the three months ended September 30, 2006, primarily due to $90,000 in consulting fee income earned during the three months ended September 30, 2006.  There was no such income during the three months ended September 30, 2007.

         Other income increased $388,000 (99%) to $779,000 for the nine months ended September 30, 2007 from $391,000 for the nine months ended September 30, 2006 as a result of an increase of $394,000 in prepayment penalties on commercial real estate loans and an increase of $83,000 in dividend income related to our unsecured junior subordinated debentures held by unconsolidated trusts that issue trust preferred securities which were not issued until May 2006 and September 2006, respectively.  These increases were offset by the decrease in consulting fee income referred to above.

Non-Investment Expenses

The following table sets forth information relating to the expenses we incurred for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Management fee − related party	$1,298	$917	$5,357	$3,147
Equity compensation − related party	94	798	717	1,620
Professional services	772	480	2,005	1,266
Insurance	116	126	351	372
General and administrative	496	443	1,403	1,220
Total	$2,776	$2,764	$9,833	$7,625

Management fee–related party increased $381,000 (42%) and $2.2 million (70%) to $1.3 million and $5.4 million for the three and nine months ended September 30, 2007, respectively, as compared to $917,000 and $3.1 million for the three and nine months ended September 30, 2006, respectively.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement.  The base management fees increased by $381,000 (42%) and $1.2 million (43%) to $1.3 million and $3.9 million for the three and nine months ended September 30, 2007, respectively, as compared to $917,000 and $2.7 million for the three and nine months ended September 30, 2006, respectively.  This increase was due to increased equity as a result of our public offerings in February and December 2006 and the January 2007 exercise of the over-allotment option that was part of the December 2006 follow-on offering.  Incentive management fees increased by $1.0 million (241%) to $1.5 million for the nine months ended September 30, 2007 from $433,000 for the nine months ended September 30, 2006 as a result of an increase of $8.9 million in our adjusted GAAP income, as defined in the management agreement, during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.  This was partially offset by an increase during the nine months ended September 30, 2007 in two measures used in the formula calculating the incentive management fee: weighted average common shares and weighted average offering price per share.  The Manager did not earn an incentive management fee for the three months ended September 30, 2007 and 2006.

Equity compensation–related party decreased $704,000 (88%) and $903,000 (56%) to $94,000 and $717,000 for the three and nine months ended September 30, 2007, respectively, as compared to $798,000 and $1.6 million for the three and nine months ended September 30, 2006, respectively.  These expenses relate to the amortization of the March 8, 2005 grant of restricted common stock to the Manager, the March 8, 2005, 2006 and 2007 grants of restricted common stock to our non-employee independent directors, the March 8, 2005 grant of options to the Manager to purchase common stock, the January 5, 2007 grant of restricted stock to several employees of Resource America, Inc., or RAI, who provide investment management services to us through our Manager and a June 27, 2007 grant of performance shares to two employees of RAI.  The decreases in expense were primarily the result of the vesting of two thirds of the stock and options related to the March 8, 2005 grants of restricted stock and options to the Manager on March 8, 2006 and March 8, 2007 as well as an adjustment related to our quarterly remeasurement of unvested stock and options granted to the Manager to reflect changes in the fair value of our common stock.  This was offset by expense related to the January 5, 2007 and June 27, 2007 grants.

Professional services increased $292,000 (61%) and $739,000 (58%) to $772,000 and $2.0 million for the three and nine months ended September 30, 2007, respectively, as compared to $480,000 and $1.3 million for the three and nine months ended September 30, 2006, respectively, due to the following:

•	Increases of $78,000 and $201,000 in audit and tax fees for the three and nine months ended September 30, 2007, respectively, due to the timing of when the services were performed and billed.

•	Increase of $182,000 in LEAF servicing expense for the nine months ended September 30, 2007 due to the increase in managed assets in the nine months ended September 30, 2007.

•	Increases of $41,000 and $89,000 in fees associated with our Sarbanes-Oxley compliance for the three and nine months ended September 30, 2007, respectively.

•
Increases of $60,000 and $139,000 in trustee fees with respect to our CDOs and increases of $62,000 and $63,000 in agreed-upon procedures fees to independent audit firms for the three and nine months ended September 30, 2007, respectively, due to three CDO vehicles closing subsequent to September 30, 2006.  Therefore, we incurred no trustee fees or agreed-upon procedures fees for them for the three and nine months ended September 30, 2006.

•	Increases of $61,000 and $72,000 in legal fees due to our having been subject to a full nine months of reporting obligations under the Securities Exchange Act of 1934.

General and administrative expenses increased $53,000 (12%) and $183,000 (15%) to $496,000 and $1.4 million for the three and nine months ended September 30, 2007, respectively, as compared to $443,000 and $1.2 million for the three and nine months ended September 30, 2006, respectively.  These expenses include expense reimbursements to our Manager, rating agency expenses and all other operating costs incurred.  The increase for the nine months ended September 30, 2007 primarily was the result of an increase in income tax expense related to Resource TRS, our domestic taxable REIT subsidiary.  Resource TRS had no taxable income for the nine months ended September 30, 2006.

Other Expenses

Our provision for loan and lease losses was $326,000 for the three and nine months ended September 30, 2007.  It consisted of a $196,000 provision for loan loss on our bank loan portfolio and a $130,000 provision for lease loss on our direct financing leases and notes as a result of having one bank loan and five leases that were not current with respect to scheduled payment of interest.  There was no such provision for the three and nine months ended September 30, 2006.

Asset impairments were $25.5 million and $26.3 million for the three and nine months ended September 30, 2007, respectively, and consisted entirely of other-than-temporary impairment on assets in our ABS-RMBS portfolio.  During the second and third quarters of 2007 we experienced illiquidity in the sub-prime market and deteriorating delinquency characteristics of the mortgages underlying our bonds.  These trends together with significant rating agency actions supported the need to further reevaluate the level of asset impairments in our ABS-RMBS portfolio.  The asset impairments recorded reflect these worsening market conditions.  There was no such impairment for the three and nine months ended September 30, 2006.

Income Taxes

        We do not pay federal income tax on income we distribute to our stockholders, subject to our compliance with REIT qualification requirements.  However, Resource TRS, our domestic TRS, is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code.  For the three and nine months ended September 30, 2007, Resource TRS recorded a $254,000 and $83,000 provision for income taxes.  For the three and nine months ended September 30, 2006, we did not conduct any of our operations through Resource TRS.  These amounts are included in general and administrative expense.

Financial Condition

Investment Portfolio

The table below summarizes the amortized cost and fair value of our investment portfolio as of September 30, 2007 and December 31, 2006, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the fair value of our investment portfolio and the related dollar price, which is computed by dividing the fair value by par amount (in thousands, except percentages):

	Amortized cost	Premium/ discount to par	Fair value	Fair value to par	Unrealized gains (losses)	Dollar price
September 30, 2007
Floating rate
ABS-RMBS	$317,769	91.70%	$201,134	58.04%	$(116,635)	-33.66%
CMBS	359	100.00%	357	99.44%	(2)	-0.56%
CMBS-private placement	54,850	93.32%	49,700	84.56%	(5,150)	-8.76%
B notes	79,781	100.06%	79,781	100.06%	−	0.00%
Mezzanine loans	142,327	100.08%	142,327	100.08%	−	0.00%
Whole loans	398,037	99.33%	398,037	99.33%	−	0.00%
Bank loans (1)	951,984	100.07%	915,678	96.25%	(36,306)	-3.82%
Other asset-backed	22,377	98.14%	17,521	76.85%	(4,856)	-21.29%
Total floating rate	$1,967,484	98.25%	$1,804,535	90.12%	$(162,949)	-8.13%
Fixed rate
ABS-RMBS	$6,000	100.00%	$2,700	45.00%	$(3,300)	-55.00%
CMBS	27,581	98.88%	23,802	85.33%	(3,779)	-13.55%
CMBS – private placement	28,246	98.92%	25,571	89.55%	(2,675)	-9.37%
B notes	56,107	100.18%	56,107	100.18%	−	0.00%
Mezzanine loans	81,141	94.48%	81,141	94.48%	−	0.00%
Whole loans	97,731	99.02%	97,731	99.02%	−	0.00%
Equipment leases and notes (2)	82,804	100.24%	82,605	100.00%	(199)	-0.24%
Other asset-backed	2,580	99.96%	2,232	86.48%	(348)	-13.48%
Total fixed rate	$382,190	98.45%	$371,889	95.79%	$(10,301)	-2.66%
Grand total	$2,349,674	98.28%	$2,176,424	91.04%	$(173,250)	-7.24%
December 31, 2006
Floating rate
ABS-RMBS	$342,496	99.22%	$336,968	97.62%	$(5,528)	-1.60%
CMBS	401	100.00%	406	101.25%	5	1.25%
CMBS-private placement	30,055	100.00%	30,055	100.00%	−	0.00%
A notes	42,515	100.04%	42,515	100.04%	−	0.00%
B notes	147,196	100.03%	147,196	100.03%	−	0.00%
Mezzanine loans	105,288	100.07%	105,288	100.07%	−	0.00%
Whole loans	190,768	99.06%	190,768	99.06%	−	0.00%
Bank loans	613,981	100.15%	613,540	100.08%	(441)	-0.07%
Other asset-backed	17,539	99.87%	17,669	100.61%	130	0.74%
Total floating rate	$1,490,239	99.77%	$1,484,405	99.38%	$(5,834)	-0.39%
Fixed rate
ABS-RMBS	$6,000	100.00%	$5,880	98.00%	$(120)	-2.00%
CMBS	27,550	98.77%	27,031	96.91%	(519)	-1.86%
B notes	56,390	100.22%	56,390	100.22%	−	0.00%
Mezzanine loans	83,901	94.06%	83,901	94.06%	−	0.00%
Bank loans	249	100.00%	249	100.00%	−	0.00%
Equipment leases and notes	88,970	100.00%	88,970	100.00%	−	0.00%
Other asset-backed	2,987	99.97%	2,988	100.00%	1	0.03%
Total fixed rate	$266,047	97.97%	$265,409	97.73%	$(638)	-0.24%
Grand total	$1,756,286	99.49%	$1,749,814	99.12%	$(6,472)	-0.37%

(1)	Fair value and unrealized gains (losses) include a $196,000 provision for loan loss.

(2)	Fair value and unrealized gains (losses) include a $199,000 provision for lease loss.

We present an analysis of the credit quality of each of our principal asset classes below.  If we are unable to maintain the credit quality of our portfolio, however, our earnings may decrease.  Because the amount of leverage we intend to use will vary by asset class, our asset allocation may not reflect the relative amounts of equity capital we have invested in the respective classes.

ABS.RMBS.  At September 30, 2007 and December 31, 2006, we held $203.8 million and $342.8 million, respectively, of ABS-RMBS, at fair value, which is based on market prices provided by dealers, net of unrealized gains of $31,000 and $913,000, respectively, and unrealized losses of $120.0 million and $6.6 million, respectively.  The fair value also included $26.3 million of realized losses as a result of other-than-temporary impairment recognized on our securities during the nine months ended September 30, 2007.  In the aggregate, we purchased our ABS-RMBS portfolio at a discount.  The remaining discounts (net of premium) to be accreted into income over the remaining lives of the securities at September 30, 2007 and December 31, 2006 was $2.5 million and $2.7 million, respectively.  As of September 30, 2007 and December 31, 2006, our ABS-RMBS were valued below par, in the aggregate, because of wide credit spreads during the respective periods.  These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The table below summarizes our ABS-RMBS portfolio as of September 30, 2007 and December 31, 2006 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2007		December 31, 2006
	Amortized cost	Dollar price	Amortized cost		Dollar price
Moody’s ratings category:
Aa1 through Aa3	$3,694	92.35%	$	−	N/A
A1 through A3	41,100	99.65%		42,163	100.18%
Baa1 through Baa3	246,945	96.74%		279,641	99.88%
Ba1 through Ba3	23,249	56.85%		26,692	91.68%
B1 through B3	8,781	78.97%		−	N/A
Total	$323,769	91.84%		$348,496	99.23%

S&P ratings category:
AA+ through AA-	$5,999	92.29%	$	−	N/A
A+ through A-	67,635	99.41%		58,749	99.65%
BBB+ through BBB-	246,289	93.10%		266,555	99.14%
BB+ through BB-	3,471	44.13%		2,192	92.68%
B+ through B-	300	13.64%		−	N/A
CCC+ through CCC-	75	15.00%		−	N/A
No rating provided	−	N/A		21,000	100.00%
Total	$323,769	91.84%		$348,496	99.23%

Weighted average rating factor (1)	402			412
Weighted average original FICO	613			636
Weighted average original loan to value, or LTV	77.61%			80.58%

(1)
Weighted Average Rating Factor, or WARF, is the quantitative equivalent of Moody’s traditional rating categories and used by Moody’s in its credit enhancement calculation for securitization transactions.

       Commercial Mortgage-Backed Securities.  At September 30, 2007 and December 31, 2006, we held $24.2 million and $27.4 million, respectively, of CMBS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $0 and $23,000, respectively, and unrealized losses of $3.8 million and $536,000, respectively.  In the aggregate, we purchased our CMBS portfolio at a discount.  As of September 30, 2007 and December 31, 2006, the remaining discount (net of premium) to be accreted into income over the remaining lives of the securities was $312,000 and $343,000, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The table below describes the terms of our CMBS as of September 30, 2007 and December 31, 2006 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2007		December 31, 2006
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$27,940	98.90%	$27,951	98.79%
Total	$27,940	98.90%	$27,951	98.79%

S&P ratings category:
BBB+ through BBB-	$27,940	98.90%	$12,183	99.10%
No rating provided	−	N/A	15,768	98.55%
Total	$27,940	98.90%	$27,951	98.79%

Weighted average rating factor	295		346

      Commercial Mortgage-Backed Securities-Private Placement.  At September 30, 2007 and December 31, 2006, we held $75.3 million and $30.1 million, respectively, of CMBS-private placement at fair value which is based on market prices provided by dealers.  At September 30, 2007, the net unrealized losses were $7.8 million.  There were no net unrealized gains or losses at December 31, 2006.  At September 30, 2007, the remaining discount to be accreted into income over the remaining lives of the securities was $4.2 million.  There was no discount to be accreted at December 31, 2006.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

The table below summarizes our CMBS-private placement as of September 30, 2007 and December 31, 2006 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2007			December 31, 2006
	Amortized Cost		Dollar Price	Amortized Cost	Dollar Price
Moody’s Ratings Category:
AAA	$	−	N/A	$30,055	100.00%
Aaa		10,000	100.00%	−	N/A
Baa1 through Baa3		66,101	93.99%	−	N/A
Ba1 through Ba3		6,995	99.93%	−	N/A
Total		$83,096	95.15%	$30,055	100.00%

S&P Ratings Category:
AAA		$10,000	100.00%	$30,055	100.00%
BBB+ through BBB-		73,096	94.52%	−	N/A
Total		$83,096	95.15%	$30,055	100.00%

Weighted average rating factor		499		1

       Other Asset-Backed.  At September 30, 2007 and December 31, 2006, we held $19.8 million and $20.7 million, respectively, of other asset-backed securities at fair value, which is based on market prices provided by dealers, net of unrealized gains of $0 and $130,000, respectively, and unrealized losses of $5.2 million and $0, respectively.  In the aggregate, we purchased our other asset-backed securities at a discount.  As of September 30, 2007 and December 31, 2006, the remaining discount to be accreted into income over the remaining lives of securities was $423,000 and $22,000, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The table below summarizes our other securities as of September 30, 2007 and December 31, 2006 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2007		December 31, 2006
	Amortized cost	Dollar price	Amortized cost		Dollar price
Moody’s ratings category:
Aa1 through Aa3	$942	94.20%	$	−	N/A
A1 through A3	5,655	94.25%		−	N/A
Baa1 through Baa3	18,360	99.89%		20,526	99.89%
Total	$24,957	98.33%		$20,526	99.89%

S&P ratings category:
AA+ through AA-	$942	94.20%		$18,765	99.08%
A+ through A-	5,655	94.25%		−	N/A
BBB+ through BBB-	18,360	99.89%		−	N/A
No rating provided	−	N/A		1,761	100.00%
Total	$24,957	98.33%		$20,526	99.89%

Weighted average rating factor	315			396

       Bank Loans.  At September 30, 2007, we held a total of $915.7 million of bank loans at fair value, all of which are held by and secure the debt issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.  This is an increase of $301.9 million over our holdings at December 31, 2006.  The increase in total bank loans was principally due to the accumulation of bank loans for Apidos Cinco CDO.  We own 100% of the equity issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO which we have determined are variable interest entities, or VIEs and are, therefore, deemed to be their primary beneficiaries.  See “-Variable Interest Entities.”  As a result, we consolidated Apidos CDO I, Apidos CDO III and Apidos Cinco CDO as of September 30, 2007.

The table below describes the terms of our syndicated bank loan investments as of September 30, 2007 and December 31, 2006 (dollars in thousands).  Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2007		December 31, 2006
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$13,635	99.48%	$3,500	100.00%
Ba1 through Ba3	474,111	100.09%	218,941	100.09%
B1 through B3	430,647	100.08%	385,560	100.15%
Caa1 through Caa3	23,933	100.29%	3,722	100.00%
No rating provided	9,658	98.97%	2,507	100.28%
Total	$951,984	100.07%	$614,230	100.13%

S&P ratings category:
BBB+ through BBB-	$10,368	100.11%	$8,490	100.00%
BB+ through BB-	399,546	100.10%	241,012	100.13%
B+ through B-	465,706	100.11%	350,262	100.13%
CCC+ through CCC-	2,362	100.00%	10,193	100.05%
No rating provided	74,002	99.62%	4,273	100.16%
Total	$951,984	100.07%	$614,230	100.13%

Weighted average rating factor	2,017		2,131

Variable Interest Entities

        In December 2003, the FASB issued Financial Interpretation No. 46-R, or FIN 46-R which addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to a VIE, and requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity which we refer to as variable interests.  We consider all counterparties to a transaction to determine whether a counterparty is a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity. We perform analyses to determine whether we are the primary beneficiary.  As of September 30, 2007, we determined that Resource Real Estate Funding CDO 2006-1, Resource Real Estate Funding CDO 2007-1, Ischus CDO II, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO were VIEs and that we were the primary beneficiary of the VIEs.  We own 100% of the equity interests of Resource Real Estate Funding CDO 2006-1, Resource Real Estate Funding CDO 2007-1, Ischus CDO II, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.  As a result of the application of FIN 46-R, we consolidated $2.0 billion of loans and securities for these entities onto our balance sheet; however, only our initial equity investments in these VIEs, amounting to $295.9 million as of September 30, 2007, is available to our creditors.

Interest Receivable

At September 30, 2007, we had accrued interest receivable of $14.0 million, which consisted of $13.7 million of interest on our securities, loans and equipment leases and notes and $273,000 of interest earned on escrow, sweep accounts and margin calls.  At December 31, 2006, we had accrued interest receivable of $8.8 million, which consisted of $8.7 million of interest on our securities, loans and equipment leases and notes, $8,000 of purchased interest that had been accrued on commercial real estate loans purchased and $73,000 of interest earned on brokerage and sweep accounts.

Principal Paydown Receivables

At September 30, 2007 and December 31, 2006, we had principal paydown receivables of $427,000 and $503,000, respectively, which consisted of principal payments on our bank loans.

Other Assets

Other assets at September 30, 2007 of $5.7 million consisted primarily of $3.5 million of loan origination costs associated with our revolving credit facility, commercial real estate loan portfolio and secured term facility, $201,000 of prepaid directors’ and officers’ liability insurance, $337,000 of prepaid expenses and $1.6 million of lease payment receivables.

Other assets at December 31, 2006 of $3.1 million consisted primarily of $2.9 million of loan origination costs associated with our trust preferred securities issuance, revolving credit facility, commercial real estate loan portfolio and secured term facility and $92,000 of prepaid directors’ and officers’ liability insurance.

Hedging Instruments

Our hedges at September 30, 2007 and December 31, 2006, were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  We also had one interest rate cap.  As of December 31, 2006, we had entered into hedges with a notional amount of $239.9 million and maturities ranging from November 2009 to February 2017.  At September 30, 2007, the unrealized loss on our interest rate swap agreements and interest rate cap agreement was $6.4 million.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at September 30, 2007 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$13,200	4.49%	07/27/05	06/06/14	$116
Interest rate swap	1 month LIBOR	53,381	5.53%	07/27/06	05/25/16	(1,660)
Interest rate swap	1 month LIBOR	12,750	5.27%	07/25/07	08/06/12	(319)
Interest rate swap	1 month LIBOR	12,965	4.63%	12/04/06	07/01/11	(13)
Interest rate swap	1 month LIBOR	28,000	5.10%	05/24/07	06/05/10	(416)
Interest rate swap	1 month LIBOR	12,675	5.52%	06/12/07	07/05/10	(306)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(83)
Interest rate swap	1 month LIBOR	15,235	5.34%	06/08/07	02/25/10	(297)
Interest rate swap	1 month LIBOR	10,435	5.32%	06/08/07	05/25/09	(138)
Interest rate swap	1 month LIBOR	12,150	5.44%	06/08/07	03/25/12	(383)
Interest rate swap	1 month LIBOR	7,000	5.34%	06/08/07	02/25/10	(136)
Interest rate swap	1 month LIBOR	83,173	5.58%	06/08/07	04/25/17	(3,514)
Interest rate swap	1 month LIBOR	1,726	5.65%	06/28/07	07/15/17	(72)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/09/07	10/01/16	(79)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/19/07	07/15/17	(160)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/07/07	07/25/17	(93)
Interest rate swap	1 month LIBOR	24,537	5.32%	03/30/06	09/22/15	(379)
Interest rate swap	1 month LIBOR	11,725	5.31%	03/30/06	11/23/09	(79)
Interest rate swap	1 month LIBOR	7,412	5.41%	05/26/06	08/22/12	(102)
Interest rate swap	1 month LIBOR	4,239	5.43%	05/26/06	04/22/13	(82)
Interest rate swap	1 month LIBOR	3,838	5.72%	06/28/06	06/22/16	(115)
Interest rate swap	1 month LIBOR	1,692	5.52%	07/27/06	07/22/11	(21)
Interest rate swap	1 month LIBOR	3,367	5.54%	07/27/06	09/23/13	(81)
Interest rate swap	1 month LIBOR	5,404	5.25%	08/18/06	07/22/16	(72)
Interest rate swap	1 month LIBOR	4,548	5.06%	09/28/06	08/22/16	(64)
Interest rate swap	1 month LIBOR	2,323	4.97%	12/22/06	12/23/13	(21)
Interest rate swap	1 month LIBOR	3,325	5.22%	01/19/07	11/22/16	(57)
Interest rate swap	1 month LIBOR	2,393	5.05%	04/23/07	09/22/11	(17)
Interest rate swap	1 month LIBOR	3,064	5.42%	07/25/07	04/24/17	(66)
Interest rate cap	1 month LIBOR	15,000	7.50%	05/06/07	11/07/16	(91)
Total		$366,991	5.45%			$(8,800)

Borrowings

Repurchase Agreements

We have entered into repurchase agreements to finance our commercial real estate loans and CMBS-private placement portfolio.  These agreements are secured by the financed assets and bear interest rates that have historically moved in close relationship to LIBOR.  At September 30, 2007, we had established 10 borrowing arrangements with various financial institutions and had utilized four of these arrangements, principally our arrangement with Credit Suisse Securities (USA) LLC, the initial purchaser and placement agent for our March 2005 offering and one of the underwriters in our two public offerings.  None of the counterparties to these agreements are affiliates of the Manager or us.

In April 2007, RCC Real Estate SPE 3, LLC, entered into a three year term master repurchase agreement with Natixis Real Estate Capital, Inc. to finance the purchase of commercial real estate loans and commercial mortgage-backed securities.  The maximum amount of our borrowings under the repurchase agreement is $150.0 million.  The financing provided by the agreement matures April 18, 2010 subject to a one-year extension at the option of RCC Real Estate SPE 3 and subject further to the right of RCC Real Estate SPE 3 to repurchase the assets held in the facility earlier.  We paid a facility fee of 0.75% of the maximum facility amount, or $1.2 million, at closing.  In addition, once the borrowings exceed a weighted average undrawn balance of $75.0 million for the prior 90 day period, we will be required to pay a Non-Usage Fee equal to the product of (i) 0.15% per annum multiplied by, (ii) the weighted average undrawn balance during the prior 90 day period.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  We guarantee RCC Real Estate SPE 3, LLC’s obligations under the repurchase agreement to a maximum of $150.0 million.  At September 30, 2007, we had borrowed $92.2 million, all of which was guaranteed, with a weighted average interest rate of 7.01%.

Collaterized Debt Obligations

As of September 30, 2007, we had closed six CDO transactions as follows:

•
In June 2007, we closed Resource Real Estate CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by Resource Real Estate Funding CDO 2007-1 collateralized $390.0 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, purchased 100% of the class H senior notes (rated BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B:Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2007, the notes issued to outside investors had a weighted average borrowing rate of 5.74%.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  At September 30, 2007, the notes issued to outside investors had a weighted average borrowing rate of 5.88%.

•
In August 2006, we closed Resource Real Estate Funding CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by Resource Real Estate Funding CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, purchased 100% of the class J senior notes (rated BB:Fitch) and class K senior notes (rated B:Fitch) for $43.1 million.  At September 30, 2007, the notes issued to outside investors had a weighted average borrowing rate of 5.96%.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  At September 30, 2007, the notes issued to outside investors had a weighted average borrowing rate of 6.16%.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  At September 30, 2007, the notes issued to outside investors had a weighted average borrowing rate of 5.81%.

•
In July 2005, we closed Ischus CDO II, a $403.0 million CDO transaction that provided financing for MBS and other asset-backed.  The investments held by Ischus CDO II collateralize $376.0 million of senior notes issued by the CDO vehicle.  At September 30, 2007, the notes had a weighted average borrowing rate of 6.28%.

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

In connection with the issuance and sale of the trust preferred securities, we issued $25.8 million principal amount of junior subordinated debentures to each of Resource Capital Trust I and RCC Trust II.  The junior subordinated debentures debt issuance costs are deferred in other assets in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations.  At September 30, 2007, the junior subordinated debentures had a weighted average borrowing rate of 9.31%.

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

Term Facility

In March 2006, we entered into a secured term credit facility with Bayerische Hypo–und Vereinsbank AG, New York Branch to finance the purchase of equipment leases and notes.  The maximum amount of our borrowing under this facility is $100.0 million.  At September 30, 2007, $79.2 million was outstanding under the facility.  The facility bears interest at one of two rates, determined by asset class.  The weighted average borrowing rate was 6.40% at September 30, 2007.

Credit Facility

In December 2005, we entered into a $15.0 million corporate credit facility with Commerce Bank, N.A., or Commerce Bank.  This facility was increased to $25.0 million in April 2006.  The unsecured revolving credit facility permits us to borrow up to the lesser of the facility amount and the sum of 80% of the sum of our unsecured assets rated higher than Baa3 or better by Moody’s and BBB- or better by Standard and Poor’s plus our interest receivables plus 65% of our unsecured assets rated lower than Baa3 by Moody’s and BBB- from Standard and Poor’s.  Up to 20% of the borrowings under the facility may be in the form of standby letters of credit.  At September 30, 2007, there were no borrowings outstanding under this facility.  The interest rate varies, in the case of LIBOR loans, from the adjusted LIBOR rate (as defined in the agreement) plus between 1.50% to 2.50% depending upon our leverage ratio (the ratio of consolidated total liabilities to consolidated tangible net worth) or, in the case of base rate loans, from Commerce Bank’s base rate plus between 0.50% and 1.50% also depending upon our leverage ratio.  As of September 30, 2007, $11.2 million was available under this facility.

We received a waiver for the period ended September 30, 2007 from Commerce Bank, N.A. with respect to our non-compliance with the consolidated tangible net worth covenant.  The waiver was required due to our unrealized losses on our derivatives and CMBS private placement securities during the three months ended September 30, 2007.  Under the covenant, we are required to maintain a consolidated net worth (stockholder’s equity) of at least $195.0 million plus 90% of the net proceeds of any capital transactions, measured at each quarter end, as further described in the agreement.  The next covenant measurement date is December 31, 2007.  We will seek to renegotiate this agreement during the fourth quarter of 2007.

Stockholders’ Equity

Stockholders’ equity at September 30, 2007 was $174.3 million and included $127.3 million of net unrealized losses on our ABS-RMBS, CMBS and other asset-backed portfolio, $7.8 million of unrealized losses on our CMBS-private placement portfolio, and $6.4 million of unrealized losses on cash flow hedges all of which are shown as components of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2006 was $317.6 million and included $6.0 million of net unrealized losses on our ABS-RMBS, CMBS and other asset-backed portfolio and $3.2 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.

The decrease in stockholders’ equity during the nine months ended September 30, 2007 was principally due to an increase of $121.3 million in the unrealized losses in the ABS-RMBS portfolio held by Ischus CDO II.  The unrealized losses were due primarily to significant widening in interest rate spreads in the ABS-RMBS market, which produced illiquidity and increased levels of risk premium attached to these types of securities.  The Ischus CDO II investment is the only residential mortgage exposure in our portfolio.  Our investment and, as a consequence, our risk exposure in Ischus CDO II is limited to our original $27.0 million investment.  However, as a result of the application of FIN 46-R, we have been deemed to be the primary beneficiary of Ischus CDO II and must consolidate its assets and liabilities with ours.  Consequently, $127.3 million of unrealized loss experienced by Ischus CDO II is reflected in our other comprehensive income, notwithstanding that our maximum risk exposure is $27.0 million.  At September 30, 2007, we recognized an other-than-temporary impairment on securities in this portfolio totaling $25.5 million and $26.3 million for the three and nine months ended September 30, 2007, respectively.

On November 7, 2007, we sold 10% of our $27.0 million of preference equity in Ischus CDO II to an unrelated party.  Under FIN 46-R, we are required to reconsider our initial decision to consolidate the Ischus CDO II investment if we sell all or part of our variable interest in the investment.  We have reconsidered our initial decision to consolidate the VIE and concluded that we are no longer the primary beneficiary of Ischus CDO II since we will not absorb the majority of the expected losses or receive the majority of the expected returns.  As a result, we will not consolidate the VIE beginning in the fourth quarter of 2007.

The decrease in the Ischus CDO II portfolio was partially offset by the exercise in January 2007, of the over allotment option of 650,000 shares of common stock related to our December 2006 follow-on offering at a price of $16.50 per share.  The option exercise generated net proceeds after underwriting discounts and commissions of $10.1 million.  The decrease in stockholders equity was also offset by the exercise of 375,547 warrants at a price of $15.00 per share during the three months ended September 30, 2007.

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

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net (loss) income	$(13,915)	$(2,401)	$5,360	$8,814
Adjustments:
Share-based compensation to related parties	(385)	798	(725)	1,620
Incentive management fee expense to related parties paid in shares	(417)	−	−	108
Capital losses from the sale of securities available-for-sale	−	10,875	−	12,286
Asset impairments related to ABS-RMBS portfolio	25,490	−	26,277	−
Other net book to tax adjustments	90	(49)	139	713
Estimated REIT taxable income	$10,863	$9,223	$31,051	$23,541

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

Liquidity and Capital Resources

Capital Sources

For the nine months ended September 30, 2007, our principal sources of funds were CDO financings of $670.9 million, $92.0 million from secured term financings, $21.9 million of repurchase agreement debt, $2.2 million from a commercial real estate credit facility, $10.1 million of net proceeds from the exercise of the over-allotment option related to our December 31, 2006 follow-on offering, and $5.6 million of proceeds from the exercise of warrants.

Liquidity

Our liquidity needs consist principally of capital needed to make investments, make distributions to our stockholders, pay our operating expenses, including management fees and our approved share repurchase plan.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to obtain debt financing and equity capital.  We may seek to increase our capital resources through offerings of equity securities (possibly including common stock and one or more classes of preferred stock), CDOs, trust preferred securities or other forms as has been available to us in the past of term financing.  However, the availability of any such financing will depend on market conditions which, as discussed in “Overview”, have recently been subject to substantial volatility and reduction in liquidity.  If we are unable to renew, replace or expand our sources of financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such investments, which could result in losses and reduced income.

Through the date of this report we have not experienced any constraints with respect to our use of our existing credit facilities, nor have any lenders indicated to us that they will impose any such constraints and at September 30, 2007, we maintained adequate liquidity.  We had $76.9 million of restricted cash in our six CDOs available for investment by them and $8.9 million of cash and available cash from our three year non-recourse secured financing facilities.  We also had $205.8 million of unused capacity under our secured financing facilities, $39.7 million available to finance future funding commitments associated with real estate whole loans under Resource Real Estate Funding CDO 2007-1, Ltd., or RREF CDO 2, $20.8 million of availability under a secured term facility and $12.7 million of unused capacity under a unsecured revolving credit facility.

Subsequent to September 30, 2007, we have continued to maintain adequate liquidity.  At November 9, 2007, we had $35.3 million of restricted cash in our six CDOs available for investment by them, $7.4 million of cash and cash equivalents, $5.3 million of restricted cash in margin call accounts and $10.8 million of cash and available cash from our three year non-recourse secured financing facilities.  We also had $199.4 million of unused capacity under our secured financing facilities, $38.3 million available to finance future funding commitments associated with real estate whole loans under RREF CDO 2, $23.4 million of availability under a secured term facility and $11.2 million of unused capacity under a unsecured revolving credit facility.

Distributions

On September 17, 2007, we declared a quarterly distribution of $0.41 per share of common stock, $10.3 million in aggregate, which was paid on October 12, 2007.  On June 18, 2007, we declared a quarterly distribution of $0.41 per share of common stock, $10.3 million in the aggregate, which was paid on July 17, 2007.  On March 20, 2007, we declared a quarterly distribution of $0.39 per share of common stock, $9.7 million in the aggregate, which was paid on April 16, 2007.

Leverage

Our leverage ratio may vary as a result of the different asset categories and funding strategies we apply.  As of September 30, 2007 and December 31, 2006 our leverage ratio was 12.1 times and 4.6 times, respectively.  This increase was primarily a result of mark to market adjustments through Other Comprehensive Income and CDO closings and other financings through September 30, 2007.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of September 30, 2007.  The table below excludes contractual commitments related to our derivatives, which we discuss in our Annual Report on Form 10-K for fiscal 2006 in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” and the incentive fee payable under the management agreement that we have with our Manager, which we discuss in our Annual Report on Form 10-K for fiscal 2006 in Item 1, “Business” and Item 13, “Certain Relationships and Related Transactions” because those contracts do not have fixed and determinable payments.

	Contractual commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year	1 – 3 years		3 – 5 years		More than 5 years
Repurchase agreements (1)	$116,293	$116,293	$	−	$	−	$	−
CDOs	1,868,363	−		−		−		1,868,363
Secured term facility	79,177	−		79,177		−		−
Junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities	51,548	−		−		−		51,548
Base management fees (2)	5,243	5,243		−		−		−
Total	$2,120,624	$121,536		$79,177	$	−		$1,919,911

(1)	Includes accrued interest of $254.

(2)	Calculated only for the next 12 months based on our current equity, as defined in our management agreement.

At September 30, 2007, we had 29 interest rate swap contracts with a notional value of $352.0 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of September 30, 2007, the average fixed pay rate of our interest rate hedges was 5.36% and our receive rate was one-month LIBOR, or 5.28%.

At September 30, 2007, we also had one interest rate cap with a notional value of $15.0 million.  This cap reduces our exposure to the variability in future cash flows attributable to changes in LIBOR.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of September 30, 2007, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Recent Developments

We continue to buy back shares as part of the share repurchase program authorized by the board of directors.  As of November 9, 2007, we had repurchased a total of 263,000 shares at a weighted average price, including commission, of $10.54.

On November 7, 2007, we sold a notional $2.7 million or 10% of our preference equity of $27.0 million in Ischus CDO II to an unrelated party.  Under FIN 46-R, Ischus CDO II was considered a VIE and we were deemed the primary beneficiary at inception in July 2005.  Further, (under paragraph 15 of the Interpretation) the primary beneficiary is required to reconsider its initial decision to consolidate a VIE if the primary beneficiary sells all or part of its variable interests to unrelated parties.  Given these circumstances, we reconsidered our initial decision to consolidate the VIE and concluded that it is no longer the primary beneficiary of Ischus CDO II since we will not absorb a majority of the expected losses or receive a majority of the expected returns.  As a result, we will not consolidate the VIE beginning in the fourth quarter of 2007.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2007 and December 31, 2006, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

The following sensitivity analysis tables illustrate the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
ABS-RMBS, CMBS and other asset-backed (1)
Fair value		$67,244		$63,791		$55,458
Change in fair value		$3,453	$	−		$(8,333)
Change as a percent of fair value		5.41%		−		13.06%

Repurchase and warehouse agreements (2)
Fair value		$195,215		$195,215		$195,215
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(24,346)		$(8,800)		$6,282
Change in fair value		$(15,546)	$	−		$15,082
Change as a percent of fair value		n/m				n/m

	December 31, 2006
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
ABS-RMBS, CMBS and other asset-backed (1)
Fair value		$37,962		$35,900		$34,036
Change in fair value		$2,062	$	−		$(1,864)
Change as a percent of fair value		5.74%		−		5.19%

Repurchase and warehouse agreements (2)
Fair value		$205,130		$205,130		$205,130
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(14,493)		$(2,904)		$7,144
Change in fair value		$(11,589)	$	−		$10,048
Change as a percent of fair value		n/m		−		n/m

(1)	Includes the fair value of other available-for-sale investments that are sensitive to interest rate changes.

(2)	The fair value of the repurchase agreements and warehouse agreements would not change materially due to the short-term nature of these instruments.

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

PART II.  OTHER INFORMATION

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a).  In accordance with the provisions of the management agreement, on July 31, 2007, we issued 26,194 shares of common stock to the Manager.  These shares represented 50% of the Manager’s quarterly incentive compensation fee that accrued for the three months ended June 30, 2007.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

        (c).  The following table provides information about purchases by us during the three months ended September 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 26 to July 31, 2007	−	$	−	−	2,500,000
August 1 to August 31, 2007	−	$	−	−	2,500,000
September 1 to September 30, 2007	118,900		$10.76	118,900	2,381,100
Total	118,900			118,900

(1)
On July 26, 2007, the Board of Directors approved a share repurchase program under which we may repurchase our common stock up to an aggregate of 2.5 million shares, or approximately 10% of our outstanding common shares.  Repurchases may be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company and in accordance with the rules of the Securities and Exchange Commission, as applicable. The amount and timing of any repurchases will depend on market conditions.

(2)
Through September 30, 2007, we have repurchased an aggregate of 118,900 shares at a total cost of approximately $1.3 million pursuant to our stock repurchase program, at an average cost, including commission, of $10.76 per share.

ITEM 6.                      EXHIBITS

Exhibit No.                                        Description

3.1	(1)	Restated Certificate of Incorporation of Resource Capital Corp.
3.2	(1)	Amended and Restated Bylaws of Resource Capital Corp.
4.1	(1)	Form of Certificate for Common Stock for Resource Capital Corp.
10.1	(2)	Master Purchase Agreement for $150,000,000 between RCC Real Estate SPE 3, LLC, as Seller, and Natixis Real Estate Capital, Inc., as Buyer, dated April 20, 2007.
10.2	(2)	Guaranty made by Resource Capital Corp. as guarantor, in favor of Natixis Real Estate, Inc., dated April 20, 2007.
31.1		Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1		Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2		Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s periodic report on Form 8-K, filed April 23, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: November 14, 2007	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: November 14, 2007	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer