Form 10-K
period 2007-12-31
Resource Capital Corp.
filed 2008-03-17
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was approximately $258,130,718.

The number of outstanding shares of the registrant’s common stock on March 10, 2008 was 25,264,793 shares.

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

Forward-looking statements contained in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  Forward-looking statements we make in this report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•	the factors described in this report, including those set forth under the sections captioned “Risk Factors” and “Business;”

•	changes in our industry, interest rates, the debt securities markets, real estate markets or the general economy;

•	increased rates of default and/or decreased recovery rates on our investments;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in governmental regulations, tax rates and similar matters;

•	changes in our business strategy;

•	availability of investment opportunities in commercial real estate-related and commercial finance assets;

•	the degree and nature of our competition;

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.

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

PART I

ITEM 1.    BUSINESS

General

We are a specialty finance company that focuses primarily on commercial real estate and commercial finance.  We are organized and conduct our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.  We invest in a combination of commercial real estate debt and other real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets.  We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and to mitigate interest rate risk through derivative instruments.

Back to Index
We are externally managed by Resource Capital Manager, Inc., which we refer to as the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (Nasdaq: REXI), a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for its own account and for outside investors in the commercial finance, real estate, and financial fund management sectors.  As of December 31, 2007, Resource America managed approximately $17.9 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

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

Beginning in the second half of 2007, there have been unprecedented disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the U.S. real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets.  These conditions have had, and we expect will continue to have, an adverse effect on us and companies we finance.  During the second half of 2007, we recorded material asset impairments of $26.3 million on our ABS-RMBS portfolio due primarily to credit defaults.

The events occurring in the credit markets have impacted our financing strategies.  The market for securities issued by securitizations collateralized by assets similar to those in our investment portfolio has contracted severely.  While we were able to sponsor two new securitizations in 2007, we expect our ability to sponsor new securitizations will be limited for the foreseeable future.  Short-term financing through warehouse lines of credit and repurchase agreements has become less available and reliable as increasing volatility in the valuation of assets similar to those we originate has increased the risk of margin calls.  These events have impacted (and we expect will continue to impact) our ability to finance our business on a long-term, match-funded basis and may impede our ability to originate loans and securities.

Beginning in the second half of 2007, we have focused on managing our exposure to liquidity risks primarily by reducing our exposure to possible margin calls under repurchase agreements and seeking to conserve our liquidity.  We have continued to manage our liquidity and originate new assets primarily through capital recycling as payoffs occur and through existing capacities within our completed securitizations.  While we recorded asset impairments as a result of the developments in the capital markets resulting in our reduced GAAP net income during 2007, we declared common dividends of $1.62 per share on estimated REIT taxable income of $1.70 per share.

Back to Index
We calculate our distributions to our shareholders based on our estimate of our REIT taxable income, which may vary from our net income calculated in accordance with U.S. generally accepted accounting principles, or GAAP. We expect that our REIT taxable income will be comprised primarily of our net investment income and our fee income.  We expect that our REIT taxable income will be greater than our GAAP net income primarily because of asset impairments, provisions for loan and lease losses until realized for tax purposes, net book to tax adjustments for our taxable foreign REIT subsidiaries and fee income received by our taxable REIT subsidiaries, or TRSs, that is dividended to us is included in our REIT taxable income but deferred or eliminated for GAAP.  For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Business Strategy

The core components and values of our business strategy are described below.

Disciplined credit underwriting and active risk management.  The core of our investment process is credit analysis and active risk management.  Senior management of our Manager and Resource America has extensive experience in underwriting the credit risk associated with our targeted asset classes, and conducts detailed due diligence on all credit-sensitive investments, including the use of proprietary credit stratifications and collateral stresses.  After making an investment, the Manager and Resource America engage in active monitoring of our investments for early detection of troubled and deteriorating securities.  If a default occurs, we will use our senior management team’s asset management skills to mitigate the severity of any losses, and we will seek to optimize the recovery from assets if we foreclose upon them.

Investment in higher-yielding assets.  Our portfolio is, and we expect will continue to be substantially comprised of assets such as commercial real estate whole loans, B notes, mezzanine debt, CMBS rated below AAA by Standard & Poors, or S&P, commercial finance assets, including bank loans that generally have higher-yields than more senior or more highly-rated obligations and to a lesser extent, direct financing leases and notes and when appropriate, ABS-RMBS.  In line with this strategy, our equity at December 31, 2007 was invested 74.9% in commercial real estate loans, 24.1% in commercial bank loans and 1% in direct financing lease and notes.

Diversification of investments.  We invest in a diversified portfolio of real estate debt and other real estate-related assets, and commercial finance assets and seek to continually allocate our capital to the most attractive sectors.  Our objective is to enhance the returns we will be able to achieve, while reducing the overall risk of our portfolio through the autonomous nature of these various asset classes.  The percentage of assets that we may invest in certain of our targeted asset classes is subject to the federal income tax requirements for REIT qualification and the requirements for exclusion from Investment Company Act regulation.

        Use of leverage.  Subject to market conditions and credit availability, we seek to use leverage to increase the potential returns to our stockholders and to achieve leverage consistent with our analysis of the risk profile of the investments we finance and the borrowing sources available to us.  We generate our income primarily from the net spread between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities.  Leverage can enhance returns but also magnifies losses.

Active management of interest rate risk and liquidity risk.  Historically, we have sought to finance a substantial portion of our portfolio investments on a long-term basis through borrowing strategies that seek to match the maturity and repricing dates of our investments with the maturities and repricing dates of our financing.  We believe that these strategies have allowed us to mitigate our interest rate risk and liquidity risk, resulting in more stable and predictable cash flows.  Depending upon market conditions and credit availability, we will seek to continue these strategies.  Historically, we have used CDOs structured for us by the Manager to provide long-term match funding for our investments, and will seek to continue to do so if market conditions permit.  We typically retain the equity portion of the CDO and may retain one or more series of the subordinated obligations issued by the CDO.  We also use derivative instruments such as interest rate swaps and interest rate caps to hedge the borrowings we use to finance our assets on a short-term basis.

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

We have historically used borrowing and securitization strategies, substantially through CDOs, to accomplish our long-term match funding, financing strategy and, depending upon market conditions, expect to seek to do so in the future.  However, the developments in the credit markets, particularly during the second half of 2007, have significantly limited our ability to execute our long term financing strategy.  In the foreseeable future, we will seek to finance our investments through investing restricted cash and reinvesting loan repayments received under our current securitized financings, joint venture opportunities and to a lesser extent, bank lines of credit and other methods that preserve our capital.

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

Back to Index

Our Investment Strategy

The following table describes certain characteristics of our commercial real estate loans, bank loans, CMBS, other ABS and equipment leases and notes as of December 31, 2007 (dollars in thousands):

	Amortized cost	Estimated fair value (1)	Percent of portfolio	Weighted average coupon
Loans Held for Investment
Commercial real estate loans
Mezzanine loans	$223,162	$221,555	11.8%	7.80%
B notes	89,577	89,353	4.8%	7.67%
Whole loans	528,718	527,396	28.1%	7.99%
Bank loans	931,101	874,736	46.7%	7.24%
	1,772,558	1,713,040	91.4%
Investments in Available-for-Sale Securities
CMBS	82,373	64,564	3.4%	6.03%
Other ABS	5,665	900	0.1%	6.33%
	88,038	65,464	3.5%
Investments in direct financing leases and notes	95,323	95,030	5.1%	9.43%
Total portfolio/weighted average	$1,955,919	$1,873,534	100.0%	7.58%

(1)
The fair value of our investments represents our management’s estimate of the price that a willing buyer would pay a willing seller for such assets.  Management bases this estimate on the underlying interest rates and credit spreads for fixed-rate securities and, to the extent available, quoted market prices.

Commercial Real Estate-Related Investments

Whole loans.  We originate first mortgage loans, or whole loans, directly to borrowers.  The direct origination of whole loans enable us to better control the structure of the loans and to maintain direct lending relationships with the borrowers.  We may create senior tranches of a loan, consisting of an A note (described below), B notes (described below), mezzanine loans or other participations, which we may hold or sell to third parties.  We do not expect to obtain ratings on these investments unless we are able to aggregate and finance them through a securitization transaction.  We expect our whole loan investments to have loan to value, or LTV, ratios of up to 85%.  We expect to hold our whole loan investments to their maturity.

Senior interests in whole loans (A notes).  We invest in senior interests in whole loans, referred to as A notes, either directly originated or purchased from third parties.  A notes are loans that, generally, consist of senior participations in, or a senior tranche within a first mortgage.  We do not expect to obtain ratings on these investments unless we are able to aggregate and finance them through a securitization transaction.  We expect our A note investments to have LTV ratios of up to 70%.  We expect to hold our A note investments to their maturity.

Subordinate interests in whole loans (B notes).  We invest in subordinate interests in whole loans, referred to as B notes, which we either directly originate or purchase from third parties.  B notes are loans secured by a first mortgage and subordinated to an A note.  The subordination of a B note is generally evidenced by an intercreditor or participation agreement between the holders of the A note and the B note.  In some instances, the B note lender may require a security interest in the stock or partnership interests of the borrower as part of the transaction.  B note lenders have the same obligations, collateral and borrower as the A note lender, but typically are subordinated in recovery upon a default.  B notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A note.  We do not expect to obtain ratings on these investments unless we are able to aggregate and finance them through a securitization transaction.  We expect our B note investments to have LTV ratios of between 55% and 80%.  Typical B note investments will have terms of three years to five years, and are generally structured with an original term of up to three years, with one year extensions that bring the loan to a maximum term of five years.  We expect to hold our B note investments to their maturity.

Back to Index

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

The following charts describe the loan type, property type and the geographic breakdown of our commercial real estate loan as of December 31, 2007 (based on par value):

Loan Type

Property Type

Back to Index
Geographic by State

As these charts demonstrate, our portfolio contains a diversified mix of property types with 90% of the portfolio focus on four types, Multifamily 30%, Office 24%, Hotel 24% and Retail 16%.

Our geographic mix includes approximately 41% in California, which we split into Southern (23%) and Northern (19%) regions.  Within the Southern region, we have 86% of our portfolio in whole loans with 83% on four property types, Hotel 31%, Office 24%, Multifamily 17%, and Retail 11%.  Within the Northern region, we have 88% of our portfolio in whole loans with 88% on two property types, Multifamily 72% and Retail 16%.  As noted in these statistics, this portfolio is made up primarily of whole loans where we are able to better control the structure of the loan and maintain a direct lending relationship with the borrower.  We view the investment and credit strategy as being adequately diversified across property type and loan type across both the Southern and Northern California regions.

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

Residential Real Estate-Related Investments

Historically, we had invested in agency RMBS and non-agency ABS-RMBS portfolios.  We sold our agency RMBS portfolio in September 2006.  We sold 10% of the equity invested in an ABS-RMBS portfolio in November 2007 and wrote down the investment materially in September 2007.  As a result of the sale, we deconsolidated the portfolio in the quarter ended December 31, 2007 at which time our remaining investment was $257,000.  We do not anticipate investing in agency RMBS or non-agency RMBS for the foreseeable future.

Commercial Finance Investments

Subject to limitations imposed by REIT qualification standards and requirements for exclusion from regulation under the Investment Company Act of 1940, which we refer to as the Investment Company Act, we may invest in the following commercial finance assets:

Back to Index

Bank loans.  We acquire senior and subordinated, secured and unsecured loans made by banks or other financial entities.  Bank loans may also include revolving credit facilities, under which the lender is obligated to advance funds to the borrower under the credit facility as requested by the borrower from time to time.  We expect that some amount of these loans will be secured by mortgages and liens on the assets of the borrowers.  Certain of these loans may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan.  These loans may include restrictive financial and operating covenants.  We also have invested, to a lesser extent, in bonds which pay holders a coupon periodically until maturity of the bonds, when the face value is due.

       The following chart describes the industry breakdown of our bank loans as of December 31, 2007 (based on par value):

Bank Loans by Industry

(1)	All other is made up of the following industries (by percentage):
Building and real estate	3.29%
Personal, food and miscellaneous services	2.98%
Automobile	2.63%
Finance	2.57%
Leisure, amusement, motion pictures, entertainment	2.45%
Containers, packaging and glass	2.22%
Aerospace and defense	2.14%
Personal and non durable consumer products (mfg. only)	2.07%
CDO	2.03%
Ecological	1.97%
Textiles and leather	0.88%
Personal and nondurable consumer products	0.87%
Electronics	0.72%
Personal transportation	0.64%
Cargo transport	0.45%
Farming and agriculture	0.36%
Insurance	0.34%
Machinery (non-agriculture, non-construction, non-electronic)	0.33%
Packaging and forest products	0.28%
Home and office furnishings, housewares and durable consumer products	0.23%
Mining, steel, iron and non-precious metals	0.21%
Diversified natural resource, precious metals and minerals	0.09%

Back to Index

Equipment leases and notes.  We invest in small- and middle-ticket full payout equipment leases and notes.  Under full payout leases and notes, the payments we receive over the term of the financing will return our invested capital plus an appropriate return without consideration of the value of the leased equipment at the end of the lease or note term, known as the residual, and the obligor will acquire the equipment at the end of the payment term.  We focus on equipment and other assets that are essential for businesses to conduct their operations so that end users will be highly motivated to make required monthly payments.  We focus on equipment in the following areas:

•	general office equipment, such as office machinery, furniture and telephone and computer systems;

•	medical and dental practices and equipment for diagnostic and treatment use;

•	energy and climate control systems;

•	industrial equipment, including manufacturing, material handling and electronic diagnostic systems; and

•	agricultural equipment and facilities.

The following charts describe the industry and the geographic breakdown of our equipment leases and notes as of December 31, 2007 (based on par value):

Equipment Lease and Notes by Industry

Geographic by State

Back to Index
Trust preferred securities and other ABS.  We have one investment (less than 0.1% of our total assets) in trust preferred securities.  Trust preferred securities are issued by a special purpose trust that holds a subordinated debenture or other debt obligation issued by a company to the trust.  We hold the equity interest in the trust, with the preferred securities of the trust being sold to investors.  The trust invests the proceeds of the preferred securities in the sponsoring company through the purchase of the debenture issued by us.  Issuers of trust preferred securities are generally affiliated with financial institutions because, under current regulatory and tax structures, unlike the proceeds from debt securities the proceeds from trust preferred securities may be treated as primary regulatory capital by the financial institution, while it may deduct the interest it pays on the debt obligation held by the trust from its income for federal income tax purposes.

We may invest in other ABS other than trust preferred securities, principally CDOs backed by small business loans and trust preferred securities of financial institutions such as banks, savings and thrift institutions, insurance companies, holding companies for these institutions and REITs.  As with CDOs collateralized by ABS-RMBS and CMBS, discussed above, we may invest in either the equity or debt tranches of the CDOs.

Competition

See “Risk Factors” - “Risks Relating to Our Business”

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

Back to Index

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

Back to Index

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

We believe that RCC Real Estate, Inc., the subsidiary that as of December 31, 2007 held all of our commercial real estate loan assets, is excluded from Investment Company Act regulation under Sections 3(c)(5)(C) and 3(c)(6), provisions designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.  To qualify for this exclusion, at least 55% of RCC Real Estate’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act, which we refer to as “qualifying real estate assets.”  Moreover, 80% of RCC Real Estate’s assets must consist of qualifying real estate assets and other real estate-related assets.  RCC Real Estate has not issued, and does not intend to issue, redeemable securities.

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

Back to Index

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

Employees

We have no direct employees.  Under our management agreement, the Manager provides us with all management and support personnel and services necessary for our day-to-day operations.  We depend upon the Manager and Resource America for personnel and administrative infrastructure.  To provide its services, the Manager draws upon the expertise and experience of Resource America which, as of December 31, 2007 and 2006, had 719 and 237 employees, respectively, involved in asset management, including 208 and 82 asset management professionals and 511 and 155 asset management support personnel, respectively.

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

Back to Index

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

Risks Related to Our Business

We have a relatively short operating history.  We may not be able to operate our business successfully or generate sufficient revenue to make distributions to our stockholders.

We have a relatively short operating history.  We commenced operations on March 8, 2005.  We are subject to all of the business risks and uncertainties associated with a relatively new business, including the risk that we will not be able to execute our investment strategy or achieve our investment objectives and that the value of your investment could decline substantially.  Our ability to achieve returns for our stockholders depends on our ability both to generate sufficient cash flow to pay distributions and to achieve capital appreciation, and we cannot assure you that we will do either.

We depend on the Manager and Resource America and may not find suitable replacements if the management agreement terminates.

We have no employees.  Our officers, portfolio managers, administrative personnel and support personnel are employees of Resource America.  We have no separate facilities and completely rely on the Manager and, because the Manager has no direct employees, Resource America, which has significant discretion as to the implementation of our operating policies and investment strategies.  If our management agreement terminates, we may be unable to find a suitable replacement for them.  Moreover, we believe that our success depends to a significant extent upon the experience of the Manager’s and Resource America’s executive officers and senior portfolio managers, and in particular Edward E. Cohen, Jonathan Z. Cohen, Steven J. Kessler, Jeffrey D. Blomstrom, Joan Sapinsley, David J. Bryant, Thomas C. Elliott, Christopher D. Allen, Gretchen Bergstresser, David Bloom, Crit DeMent, Alan F. Feldman and Andrew P. Shook, whose continued service is not guaranteed.  The departure of any of the executive officers or senior portfolio managers could harm our investment performance.

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

Back to Index

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

We currently leverage our portfolio through securitizations, including CDOs, secured term facilities, issuance of trust preferred securities, repurchase agreements, warehouse facilities, bank credit facilities and other forms of borrowing.  Depending on market conditions and credit availability, we will seek to continue using these borrowing sources although, as a result of conditions in the credit markets that arose in the second half of 2007, we cannot assure you that we will be able to do so on acceptable terms, or at all.  As of December 31, 2007, our outstanding indebtedness was $1.8 billion and our leverage ratio was 6.5 times.  Using leverage subjects us to risks associated with debt financing, including the risks that:

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

If we are unable to secure refinancing of our currently outstanding financing, when due, on acceptable terms, we may be forced to dispose of some of our assets upon disadvantageous terms or to obtain financing at unfavorable terms, either of which may result in losses to us or reduce the cash flow available to meet our debt service obligations or to pay distributions.

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

A number of entities compete with us to make the types of investments that we seek to make.  We compete with other REITs, public and private investment funds, commercial and investment banks, commercial finance companies and other debt-oriented investors.  Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.  Some of our competitors may have a lower cost of funds and access to funding sources and liquidity that are not available to us.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments or establish more investment sourcing relationships than us.  As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time or be able to identify and make investments that are consistent with our investment objectives.  Competition for desirable investments may result in higher prices, lower yields and a narrower net interest spread.  If competition has these effects, our earnings and ability to pay distributions could be reduced.

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

Historically, we have financed most of our investments through CDOs and have retained the equity. CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

We have financed our commercial real estate-related loans, CMBS, commercial finance assets and ABS-RMBS, primarily through CDOs in which we had retained the equity interest.  Depending on market conditions, credit availability, and resolution of current credit market conditions, we may seek to use CDOs to finance our investments in the future.  A CDO is a special purpose vehicle that purchases collateral that is expected to generate a stream of interest or other income.  The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities.  The equity interests are subordinate in right of payment to all other securities issued by the CDO.  The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and other expenses.  However, there will be little or no income available to the CDO equity if there are excessive defaults by the issuers of the underlying collateral.  In that event, the value of our investment in the CDO’s equity could decrease substantially.  In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

Back to Index

The use of CDO financings with over-collateralization requirements may reduce our cash flow.

Our current CDOs, and CDOs we are able to use to finance our portfolio in the future, will generally require the principal amount of the assets forming the collateral pool to exceed the principal balance of the CDOs, commonly referred to as “over-collateralization.”  Typically, in a CDO if the delinquencies or losses exceed specified levels, which are generally established based on the analysis by the rating agencies or a financial guaranty insurer of the characteristics of the assets collateralizing the CDOs, the amount of over-collateralization required increases or may be prevented from decreasing from what would otherwise be permitted if losses or delinquencies did not exceed those levels.  Other tests, based on delinquency levels or other criteria, typically restrict our ability to receive net income from assets collateralizing the obligations.  If our assets fail to perform as anticipated, we may be unable to comply with these terms, which would reduce or eliminate our cash flow from our CDO financings and, as a result, our net income and ability to make distributions.

Declines in the market values of our investments may reduce periodic reported results, credit availability and our ability to make distributions.

We classify a substantial portion of our assets for accounting purposes as “available-for-sale.”  As a result, changes in the market values of those assets are directly charged or credited to stockholders’ equity.  A decline in these values will reduce the book value of our assets.  Moreover, if the decline in value of an available-for-sale asset is other than temporary, such decline will reduce earnings.  During the second half of 2007, as a result of credit market conditions, we recorded asset impairments of $26.3 million on our ABS-RMBS portfolio.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

If we fail to maintain an effective system of internal controls, fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting, or fail to prevent fraud, our shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Back to Index

Risks Related to Our Investments

Increases in interest rates and other factors could reduce the value of our investments, result in reduced earnings or losses and reduce our ability to pay distributions.

A significant risk associated with our investment in commercial real estate-related loans, CMBS and other debt instruments is the risk that either or both of long-term and short-term interest rates increase significantly.  If long-term rates increase, the market value of our assets would decline.  Even if the mortgages underlying any MBS we may own in the future are guaranteed by one or more persons, including government or government-sponsored agencies, or those guarantees do not protect against declines in market value of the related assets caused by interest rate changes.  At the same time, because of the short-term nature of the financing we have historically used to acquire our investments, an increase in short-term interest rates would increase our interest expense, reducing our net interest spread.  This could result in reduced profitability and distributions.

We receive income from our interest in an entity that has invested in sub-prime mortgages which may be reduced or eliminated if the default rate on these assets increases.

During the second half of 2007, as a result of delinquencies and foreclosures in the sub-prime mortgage portfolio of Ischus CDO II, then wholly-owned by us, we recorded asset impairments of $26.3 million on our ABS-RMBS portfolio held by Ischus CDO II.  We sold a 10% portion of the equity investment in this portfolio in the quarter ended December 31, 2007 and deconsolidated the portfolio from our balance sheet.  However, we continue to receive cash flow from Ischus CDO II, after giving effect to our sale of the 10% interest, which amounted to $465,000 for the quarter ended December 31, 2007.  If the delinquencies and foreclosures in the Ischus CDO II portfolio continue to increase, our cash flow from the portfolio may be reduced or eliminated.

Investing in mezzanine debt and mezzanine or other subordinated tranches of CMBS, bank loans and other ABS involves greater risks of loss than senior secured debt investments.

Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we will invest in mezzanine debt and expect to invest in mezzanine or other subordinated tranches of CMBS, bank loans and other ABS.  These types of investments carry a higher degree of risk of loss than senior secured debt investments such as our whole loan investments because, in the event of default and foreclosure, holders of senior liens will be paid in full before mezzanine investors and, depending on the value of the underlying collateral at the time of foreclosure, there may not be sufficient assets to pay all or any part of amounts owed to mezzanine investors.  Moreover, our mezzanine and other subordinate debt investments may have higher LTV ratios than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal.  If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, foreclose on collateral, accelerate maturity or control decisions made in bankruptcy proceedings.  In addition, the prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments.  An economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of instruments underlying the securities to make principal and interest payments may be impaired.  In such event, existing credit support relating to the securities’ structure may not be sufficient to protect us against loss of our principal.

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

Back to Index
Our assets historically have included trust preferred securities of financial institutions, or CDOs collateralized by these securities, which may have greater risks of loss than senior secured loans.

Historically, we have invested in the trust preferred securities of financial institutions or CDOs collateralized by these securities.  Depending upon future market conditions (and subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act)) we may do so in the future. Investing in these securities involves a higher degree of risk than investing in senior secured loans, including the following:

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

If we use CDOs in the future, we expect to accumulate assets through repurchase agreement facilities or warehouse facilities.  If we do not consummate a CDO for which we have been accumulating assets on one of these facilities, the collateral will be sold and we will bear any loss resulting from the purchase price of the collateral exceeding the sale price up to the amount of our investment or guaranty with respect to the facility.

If we use CDOs in the future, we expect to accumulate assets through repurchase agreement facilities or warehouse facilities with investment banks or other financial institutions, pursuant to which the institutions will initially finance the purchase of the collateral that will be transferred to the CDOs.  The Manager will select the collateral.  If we do not consummate the CDO transaction, the institution would liquidate the collateral and we would have to pay any amount by which the original purchase price of the collateral exceeds its sale price up to the amount of our investment or guaranty, subject to negotiated caps, if any, on our exposure.  In addition, regardless of whether the CDO transaction is consummated, if any of the collateral is sold before the consummation, we will have to bear any resulting loss on the sale up to the amount of our investment or guaranty.

We may not be able to acquire eligible securities for a CDO issuance, or may not be able to issue CDO securities on attractive terms, which may require us to seek more costly financing for our investments or to liquidate assets.

During the accumulation period for a CDO, we may not be able to acquire a sufficient amount of eligible assets to maximize the efficiency of a CDO issuance.  In addition, conditions in the capital markets may make the issuance of CDOs less attractive to us when we do have a sufficient pool of collateral.  If we are unable to issue a CDO to finance these assets, we may have to seek other forms of potentially less attractive financing or otherwise to liquidate the assets at a price that could result in a loss of all or a portion of the cash and other collateral backing our purchase commitment or require us to make payments under any guaranties we have given.

Back to Index

We may have to repurchase assets that we have sold in connection with CDOs and other securitizations.

If any of the assets that we originate or acquire and sell or securitize do not comply with representations and warranties that we make about their characteristics, the borrowers and the underlying assets, we may have to purchase these assets from the CDO or securitization vehicle, or replace them with substitute loans or securities.  In addition, in the case of loans or securities that we have sold instead of retained, we may have to indemnify purchasers for losses or expenses incurred as a result of a breach of a representation or warranty.  Any significant repurchases or indemnification payments could materially reduce our liquidity, earnings and ability to make distributions.

An increase in our borrowing costs relative to the interest we receive on our assets may impair our profitability, and thus our cash available for distribution to our stockholders.

We have used short-term borrowings, principally repurchase agreements, to accumulate commercial real estate assets.  As these short-term borrowings mature, we will be required either to enter into new borrowings or to sell certain of our investments at times when we might otherwise not choose to do so.  At December 31, 2007, we had $116.4 million of outstanding repurchase agreements with a weighted average maturity of 19 days.  We have also used a secured term facility to finance our direct financing leases and notes.  At December 31, 2007, this facility had $91.7 million outstanding with a weighted average maturity of 2.2 years.  An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the income on our assets and the cost of our borrowings.  This would reduce returns on our assets, which would reduce earnings and, in turn, cash available for distribution to our stockholders.

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

Many of our investments may be susceptible to economic slowdowns or recessions or declines in real estate values, which could lead to financial losses on our investments and a decrease in revenues, net income and assets.  Beginning in the second half of 2007, there have been unparalleled disruptions in the credit markets, affecting every class of financial asset, but most dramatically in the United States sub-prime mortgage markets.  During the second half of 2007, these unprecedented events resulted in an asset impairment of $26.3 million on our ABS-RMBS portfolio.  Continued unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.  These events could prevent us from increasing investments and reduce or eliminate our earnings and ability to make distributions.

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

For a discussion of other risks associated with mezzanine loans, see “-Investing in mezzanine debt or mezzanine or other subordinated tranches of CMBS, bank loans and other ABS involves greater risks of loss than senior secured debt instruments.”

Back to Index

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

If our allowance for loan and lease losses is not adequate to cover actual or estimated future loan and lease losses, our earnings may decline.

       We maintain an allowance for loan and lease losses to provide for loan defaults and non-performance by borrowers of their obligations.  Our allowance for loan and lease losses may not be adequate to cover actual or estimated future loan and lease losses and future provisions for loan and lease losses could materially and adversely affect our operating results.  Our allowance for loan and lease losses is based on prior experience, as well as an evaluation of risks in the current portfolio.  However, losses may exceed our current estimates.  The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers’ creditworthiness and the value of collateral securing loans and leases.  Additionally, as our loan and lease portfolios grow, we may need to make provisions for loan and lease losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of portfolio. While we believe that our allowance for loan and lease losses is adequate to cover our anticipated losses, we cannot assure you that will continue to be the case or that we will not further increase the allowance for loan and lease losses.  This occurrence could materially affect our earnings.

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

Back to Index

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

We believe that we have been organized and operated in a manner that has enabled us to qualify as a REIT for federal income tax purposes commencing with our taxable years ended on December 31, 2005 and 2006.  However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited.  Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis.

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

We intend to make distributions to our stockholders in a manner intended to satisfy the 90% distribution requirement and to distribute all or substantially all of our net taxable income to avoid both corporate income tax and the 4% nondeductible excise tax.  There is no requirement that a domestic TRS distribute its after-tax net income to its parent REIT or their stockholders and Resource TRS may determine not to make any distributions to us.  However, non-U.S. TRSs, such as Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, which we discuss in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” will generally be deemed to distribute their earnings to us on an annual basis for federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.

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

Resource TRS will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us.  Income that is not distributed to us by Resource TRS will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders.  We anticipate that the aggregate value of the securities of Resource TRS, together with the securities we hold in our other TRSs, including Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, will be less than 20% of the value of our total assets, including our TRS securities.  We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm’s-length basis.  We cannot assure you, however, that we will be able to comply with such rules.

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

We likely will be required to include in our income, even without the receipt of actual distributions, earnings from our foreign TRSs, including from our current and contemplated equity investments in CDOs, such as our investment in Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.  We intend to treat certain of these income inclusions as qualifying income for purposes of the 95% gross income test applicable to REITs but not for purposes of the REIT 75% gross income test.  The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and other enumerated classes of passive income qualify for purposes of the 95% gross income test. Income inclusions from equity investments in our foreign TRSs are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes, and there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests. However, based on advice of counsel, we intend to treat such income inclusions, to the extent distributed by a foreign TRS in the year accrued, as qualifying income for purposes of the 95% gross income test. Nevertheless, because this income does not meet the literal requirements of the REIT provisions, it is possible that the IRS could successfully take the position that it is not qualifying income. In the event that it was determined not to qualify for the 95% gross income test, we would be subject to a penalty tax with respect to the income to the extent it and other nonqualifying income exceeds 5% of our gross income and/or we could fail to qualify as a REIT.  See “Federal Income Tax Consequences of Our Qualification as a REIT.”  In addition, if such income was determined not to qualify for the 95% gross income test, we would need to invest in sufficient qualifying assets, or sell some of our interests in our foreign TRSs to ensure that the income recognized by us from our foreign TRSs or such other corporations does not exceed 5% of our gross income, or cease to qualify as a REIT.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Philadelphia, Pennsylvania:

We maintain offices through our Manager.  Our Manager maintains executive and corporate offices at One Crescent Drive in the Philadelphia Naval Yard Corporate Center under a lease for 13,484 square feet that expires in May 2019.  It also leases 21,554 square feet for additional executive office space at 1845 Walnut Street.  This lease, which expires in May 2008, contains extension options through 2033.  The Manager’s commercial finance operations are located in another office building at 1 Commerce Square, 2005 Market Street under a lease for 59,448 square feet that expires in August 2013.

New York City, New York:

Our Manager maintains additional executive offices in a 19,590 square foot location in New York City at 712 5th Avenue under a lease agreement that expires in March 2010.

Other:

Our Manager maintains another office in Los Angeles, California under a lease agreement that expires in August 2009.

ITEM 3.     LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders during the fourth quarter of 2007.

Back to Index
PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
      STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “RSO” since our initial public offering in February 2006.  The following table sets forth for the indicated periods the high and low prices for our common stock, as reported on the New York Stock Exchange, and the dividends declared and paid during our past two fiscal years:

	High	Low	Dividends Declared
Fiscal 2007
Fourth Quarter	$12.49	$8.14	$0.41	(1)
Third Quarter	$14.20	$7.50	$0.41
Second Quarter	$16.85	$13.98	$0.41
First Quarter	$18.78	$14.67	$0.39
Fiscal 2006
Fourth Quarter	$17.73	$15.09	$0.43	(2)
Third Quarter	$15.67	$12.01	$0.37
Second Quarter	$14.23	$12.00	$0.36
First Quarter	$14.79	$13.67	$0.33

(1)	We distributed a regular dividend ($0.41) payable on January 14, 2008, for stockholders of record on December 31, 2007.

(2)	We distributed a regular dividend ($0.38) and a special dividend ($0.05), payable on January 4, 2007, for stockholders of record on December 15, 2006.

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

As of March 10, 2008, there were 25,264,793 common shares outstanding held by 121 persons of record.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In accordance with the provisions of the management agreement, on July 31, 2007, April 30, 2007 and January 31, 2007 we issued 26,194, 11,349 and 9,960 shares of common stock, respectively, to the Manager.  These shares represented 50% of the Manager’s quarterly incentive compensation fee that accrued for the three months ended June 30, 2007 and 25% of the Manager’s quarterly incentive compensation fee that accrued for the three months ended March 31, 2007 and December 31, 2006, respectively.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Back to Index

Performance Graph

The following line graph presentation compares cumulative total shareholder returns of our common stock with the Russell 2000 Index and the NAREIT All REIT Index for the period from February 10, 2006 to December 31, 2007.  The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the NAREIT All REIT Index on February 10, 2006, and that all dividends were reinvested.  This data was furnished by the Research Data Group.

For information concerning securities authorized for issuance under our equity compensation plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Back to Index

ITEM 6.                      SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION OF
RESOURCE CAPITAL CORP AND SUBSIDIARIES

The following selected financial and operating information should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements, including the notes, included elsewhere herein (in thousands, except share data).
	As of and for the Year Ended		As of and for the Period from March 8, 2005 (Date Operations Commenced) to
	December 31,		December 31,
	2007	2006	2005
Consolidated Statement of Operations Data
REVENUES
Net interest income:
Interest income	$176,995	$137,075	$61,387
Interest expense	121,564	101,851	43,062
Net interest income	55,431	35,224	18,325

OPERATING EXPENSES
Management fees – related party	6,554	4,838	3,012
Equity compensation − related party	1,565	2,432	2,709
Professional services	2,911	1,881	580
Insurance	466	498	395
General and administrative	1,581	1,428	1,032
Income tax expense	338	67	−
Total operating expenses	13,415	11,144	7,728

NET OPERATING INCOME	42,016	24,080	10,597

OTHER (EXPENSES) REVENUES
Net realized (losses) gains on investments	(15,098)	(8,627)	311
Gain on deconsolidation	14,259	−	−
Provision for loan and lease losses	(6,211)	−	−
Asset impairments	(26,277)	−	−
Other income	201	153	−
Total other (loss) revenue	(33,126)	(8,474)	311
NET INCOME	$8,890	$15,606	$10,908

Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,029	$5,354	$17,729
Restricted cash	119,482	30,721	23,592
Available-for-sale securities, pledged as collateral, at fair value	65,464	420,997	1,362,392
Available-for-sale securities, at fair value	−	−	28,285
Loans, net of allowances of $5.9 million, $0 and $0	1,766,639	1,240,288	569,873
Direct financing leases and notes, net of allowances of $0.3 million, $0 and $0 and net of unearned income	95,030	88,970	23,317
Total assets	2,072,148	1,802,829	2,045,547
Borrowings	1,760,969	1,463,853	1,833,645
Total liabilities	1,800,542	1,485,278	1,850,214
Total stockholders’ equity	271,606	317,551	195,333

Per Share Data:
Dividends declared per common share	$1.62	$1.49	$0.86

Net income per share − basic	$0.36	$0.89	$0.71
Net income per share − diluted	$0.36	$0.87	$0.71
Weighted average number of shares outstanding − basic	24,610,468	17,538,273	15,333,334
Weighted average number of shares outstanding – diluted	24,860,184	17,881,355	15,405,714

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

Overview

We are a specialty finance company that focuses primarily on commercial real estate and commercial finance.  We are organized and conduct our operations to qualify as a REIT under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.  We invest in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets.  We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and to mitigate interest rate risk through derivative instruments.  Future distributions and capital appreciation are not guaranteed, however, and we have only limited operating history and REIT experience upon which you can base an assessment of our ability to achieve our objectives.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks.  We generate revenues from the interest we earn on our whole loans, A notes, B notes, mezzanine debt, CMBS, bank loans, payments on equipment leases and notes and other ABS.  We use a substantial amount of leverage to enhance our returns and we finance each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments comprises a significant part of our expenses.  Our net income will depend on our ability to control these expenses relative to our revenue.  In our bank loans, CMBS, equipment leases and notes and other ABS, we have used warehouse facilities as a short-term financing source and CDOs, and, to a lesser extent, other term financing as a long-term financing source.  In our commercial real estate loan portfolio, we have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as a long-term financing source.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

Beginning in the second half of 2007, there have been unprecedented disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the U.S. real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets.  These conditions have had, and we expect will continue to have, an adverse effect on us and companies we finance.  During 2007, we recorded asset impairments of $26.3 million on our ABS-RMBS portfolio due primarily to credit defaults related to the residential mortgage sector on securities financed by a collateralized securitization in which we have invested.  This asset impairment was a primary cause of the reduction in net income in 2007 from 2006.  In addition, during 2007, the market valuation for CMBS in our investment portfolio was temporarily impaired and, as a result, our ability to finance them was reduced.  While we believe we have appropriately valued the assets in our investment portfolio at December 31, 2007, we cannot assure you that further impairment will not occur or that our assets will otherwise not be adversely effected by market conditions.

The events occurring in the credit markets have impacted our financing strategies.  The market for securities issued by securitizations collateralized by assets similar to those in our investment portfolio has contracted severely.  While we were able to sponsor two new securitizations in 2007, we expect our ability to sponsor new securitizations will be limited for the foreseeable future.  Short-term financing through warehouse lines of credit and repurchase agreements has become less available and reliable as increasing volatility in the valuation of assets similar to those we originate has increased the risk of margin calls.  These events have impacted (and we expect will continue to impact) our ability to finance our business on a long-term, match-funded basis and may impede our ability to originate loans and securities.

Back to Index

Beginning in the second half of 2007, we have focused on managing our exposure to liquidity risks primarily by reducing our exposure to possible margin calls under repurchase agreements, seeking to conserve our liquidity.  We have continued to manage our liquidity and originate new assets primarily through capital recycling as payoffs occur and through existing capacities within our completed securitizations.

While we recorded asset impairments as a result of the developments in the credit markets resulting in our reduced net income in 2007, we declared common dividends of $1.62 per share on estimated REIT taxable income of approximately $1.71 per share.  We reconcile REIT taxable income, a non-GAAP measure, to GAAP net income and explain how our management uses this measure in “-REIT Taxable Income,” below.  We expect to continue to generate net investment income from our current investment portfolio and generate dividends for our shareholders.  We are also seeking to develop new sources of financing, including additional bank financing, and increased use of co-investment, participations and joint venture strategies that will enable us to originate investments and generate fee income while preserving capital.

We consolidate Variable Interest Entities, or VIEs, if we determine we are the primary beneficiary, in accordance with Financial Accounting Standards Board, FASB Interpretation 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46-R”.  During the year ended December 31, 2007, we sold ten percent of our equity investment in Ischus CDO II to an independent third party at market value.  The sale was deemed to be a reconsideration event under FIN 46-R and we determined we were no longer the primary beneficiary.  Therefore, we deconsolidated Ischus CDO II and wrote down our investment in the CDO by $15.6 million to market value.  We recorded this loss in net realized gain (loss) on investments on our consolidated statement of income.  Additionally, the losses we recorded on the sales of the net assets were in excess of our cost basis and we recorded a gain on the deconsolidation of Ischus CDO II of $14.3 million.  The losses on the sales of the net assets were in excess of our cost basis due to the other than temporary impairments we recorded on investments in securities held by the CDO.  We have recorded the gain on deconsolidation on our consolidated statement of income.  We discuss the deconsolidation of Ischus CDO II in more detail in Note 4 to the notes to our consolidated financial statements included in Item 8 of this report.  We will continue to recognize income in our investment in Ischus CDO II using the cost recovery method.  From the date of deconsolidation to December 31, 2007, no income was recognized on this investment but we did collect cash distributions of $465,000, all of which was applied as a reduction of our investment.  We will continue to manage Ischus CDO II, but our remaining exposure at December 31, 2007 was $257,000.

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

As of December 31, 2007, we had invested 75% of our portfolio in commercial real estate-related assets, 24% in commercial bank loans and 1% in direct financing leases and notes.  As of December 31, 2006, we had invested 77% of our portfolio in commercial real estate-related assets, 14% in commercial bank loans, 8% in ABS-RMBS and 1% in direct financing leases and notes.

Results of Operations

Our net income for the year ended December 31, 2007 was $8.9 million, or $0.36 per weighted average common share (basic and diluted) as compared to $15.6 million, or $0.89 per weighted average common share (basic and diluted), for the year ended December 31, 2006 and compared to $10.9 million, or $0.71 per weighted average common shares–basic ($0.71 per weighted average common share-diluted) for the period from March 8, 2005 (date operations commenced) to December 31, 2005.

Back to Index
Interest Income

The following tables sets forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	As of and for the Years Ended		As of and for the Period from March 8, 2005 (Date Operations Commenced) to
	December 31,		December 31,
	2007	2006	2005
Interest income:
Interest income from loans:
Bank loans	$70,183	$42,526	$11,903
Commercial real estate loans	67,895	28,062	2,759
Total interest income from loans	138,078	70,588	14,662

Interest income from securities available for sale:
Agency RMBS	−	28,825	31,134
Non-agency RMBS	21,837	24,102	11,142
CMBS	1,394	1,590	1,110
CMBS-private placement	4,082	87	−
Other	1,496	1,414	811
Private equity	−	30	50
Total interest income from securities available-for-sale	28,809	56,048	44,247

Leasing	7,553	5,259	578

Interest income – other:
Interest rate swap agreements	−	3,755	−
Temporary investment in over-night repurchase agreements	2,555	1,424	1,900
Total interest income – other	2,555	5,179	1,900
Total interest income	$176,995	$137,074	$61,387

	Weighted Average			Weighted Average			Weighted Average
	Rate	Balance		Rate		Balance	Rate	Balance
	Year Ended December 31,			Period Ended December 31,			Period Ended December 31,
	2007 (1)	2007		2006 (1)		2006	2005 (1)	2005
Interest income:
Interest income from loans:
Bank loans	7.42%		$911,514	7.41%	%	$565,414	6.06%		$565,414
Commercial real estate loans	8.58%		$781,954	8.55%	%	$325,301	6.90%		$325,301

Interest income from securities available for sale:
Agency RMBS	N/A	$	−	4.60%	%	$621,299	4.50%		$867,388
Non-agency RMBS	7.09%		$303,960	6.76%	%	$344,969	5.27%		$251,940
CMBS	5.67%		$24,549	5.65%	%	$27,274	5.57%		$24,598
CMBS-private placement	6.45%		$61,952	5.46%	%	$1,564	5.25%		$19,118
Other	6.96%		$21,094	6.69%	%	$21,232	N/A	$	−
Private equity	N/A	$	−	16.42%	%	$170	6.29%		$923

Leasing	8.71%		$85,092	8.57%	%	$62,612	9.44%		$7,625

Interest income – other:
Interest rate swap agreements	N/A	$	−	0.78%	%	$511,639	0.78%		$511,639
Temporary investment in over-night repurchase agreements	N/A	$	−	N/A		$ −	N/A	$	−

(1)	Certain one-time items reflected in interest income have been excluded in calculating the weighted average rate, since they are not indicative of expected future results.

Back to Index

Year Ended December 31, 2007 as compared to Year Ended December 31, 2006

Interest income increased $39.9 million (29%) to $177.0 million for the year ended December 31, 2007, from $137.1 million for the year ended December 31, 2006.  We attribute this increase to the following:

Interest Income from Loans

Interest income from loans increased $67.5 million (96%) to $138.1 million for the year ended December 31, 2007 from $70.6 million for the year ended December 31, 2006.

Bank loans generated $70.2 million of interest income for the year ended December 31, 2007 as compared to $42.5 million for the year ended December 31, 2006, an increase of $27.7 million (65%).  This increase resulted primarily from the following:

•
an increase of $346.1 million in the weighted average balance of loans primarily from the accumulation of investments by our third bank loan CDO, Apidos Cinco CDO, which closed on May 30, 2007 and had $331.2 million of assets at December 31, 2007.  In addition, 2007 reflects a full year of income for Apidos CDO III which closed on May 9, 2006 while the prior year reflects only a partial year of income.  Apidos CDO III had $270.9 million in assets at December 31, 2007.

Commercial real estate loans produced $67.9 million of interest income for the year ended December 31, 2007 as compared to $28.1 million for the year ended December 31, 2006, an increase of $39.8 million (142%).  This increase resulted from the following:

•
an increase of $456.7 million in the weighted average balance of loans primarily from the accumulation of investments by our second CRE CDO, Resource Real Estate Funding 2007-1, or RREF 2007-1, which closed on June 26, 2007 and had $463.0 million of assets at December 31, 2007.  In addition, 2007 reflects a full year of income for Resource Real Estate Funding 2006-1, or RREF 2006-1, which closed on August 10, 2006 while the prior year reflects only a partial year of income.  RREF 2006-1 had $291.7 million in assets at December 31, 2007; and

•
a $505,000 acceleration of loan origination fees as a result of loan sales that are included as part of interest income for the year ended December 31, 2007.  There was no such acceleration of fees for the year ended December 31, 2006.

This increase was offset by a decrease in the interest rate on these loans to 8.06% for the year ended December 31, 2007 from 8.26% for the year ended December 31, 2006, primarily due to the interest rates on $421.9 million of whole loans we added during the year ended December 31, 2007.

Interest Income from Securities Available-for-Sale

The increase in interest income from loans was offset by a decrease in interest income from securities available-for-sale.  Interest income from securities available-for-sale decreased $27.2 million (49%) to $28.8 million for the year ended December 31, 2007 from $56.0 million for the year ended December 31, 2006.  The decrease in interest income from securities available-for-sale resulted principally from the following:

•
the sale of $125.4 million of our agency ABS-RMBS portfolio in January 2006 and the sale of the remaining $753.1 million of these securities in September 2006.  This portfolio had generated $28.8 million of interest income for the year ended December 31, 2006.  As a result of the sale, we generated no agency ABS-RMBS interest income during the year ended December 31, 2007;

•
our non-agency ABS-RMBS contributed $21.8 million of interest income for the year ended December 31, 2007, as compared to $24.1 million for the year ended December 31, 2006, a decrease of $2.3 million (9%) primarily due to the deconsolidation of Ischus CDO II on November 13, 2007 which came as a result of the sale of a 10% portion of our equity ownership, a reconsideration event in accordance with FIN 46-R; and

Back to Index

•
our CMBS contributed $1.4 million of interest income for the year ended December 31, 2007, as compared to $1.6 million for the year ended December 31, 2006, a decrease of $196,000 (12%) for the year ended December 31, 2006 primarily due to the deconsolidation of Ischus CDO II on November 13, 2007.

The decrease was partially offset by the following:

•
our CMBS-private placement portfolio contributed $4.1 million of interest income for the year ended December 31, 2007, as compared to $87,000 for the year ended December 31, 2006, an increase of $4.0 million (4,592%) due to the accumulation of securities in this portfolio beginning in December 2006.

Interest Income - Leasing

Our equipment leasing portfolio generated $7.6 million of interest income for the year ended December 31, 2007 as compared to $5.3 million for the year ended December 31, 2006, an increase of $2.3 million (44%).  This increase resulted from the following:

•	the increase of $22.4 million in the weighted average balance of leases primarily from the addition of leases we funded following the closing of our secured term credit facility in March 2006; and

•	an increase in the weighted average interest rate on these leases to 8.71% for the year ended December 31, 2007 from 8.57% for the year ended December 31, 2006.

Interest Income - Other

The overall increase in interest income was impacted by a decrease in interest income - other.  Interest income - other decreased $2.6 million (51%) to $2.6 million for the year ended December 31, 2007, as compared to $5.2 million for the year ended December 31, 2006.  This was due to interest rate swap agreements which generated $3.8 million of interest income for the year ended December 31, 2006.  Our swaps generated interest expense for the year ended December 31, 2007 due to reductions in market interest rates which caused the fixed rate we paid to exceed the floating rate we received under these agreements during the year.

The decrease of interest income – other was offset by an increase in our temporary investment income which increased $1.2 million (79%) to $2.6 million for the year ended December 31, 2007 from $1.4 million for the year ended December 31, 2006.  This increase is primarily due to an increase of $1.1 million in sweep income from our two commercial real estate CDOs, RREF 2006-1 and RREF 2007-1.  The year ended December 31, 2007 contains a full year of income for RREF 2006-1 which closed in August 2006 and six months of income for RREF 2007-1 which closed at the end of June 2007.  The year ended December 31, 2006 contains four months of income for RREF 2006-1 and no income for RREF 2007-1.

Year Ended December 31, 2006 as compared to Period Ended December 31, 2005

During 2005, we were in the process of acquiring and building our investment portfolio.  As a result, we acquired a substantial amount of commercial real estate loans and commercial finance assets after the period ended December 31, 2005 had been completed.  This balance sheet trend is important in comparing and analyzing the results of operations for the 2006 and 2005 periods presented.

In addition, since we commenced operations on March 8, 2005, results for the period ended December 31, 2005 reflect less than ten months of activity as compared with the full year ended December 31, 2006.

Interest income increased $75.7 million (123%) to $137.1 million for the year ended December 31, 2006, from $61.4 million for the period ended December 31, 2005.  We attribute this increase to the following:

Back to Index
Interest Income from Loans

Interest income from loans increased $55.9 million (381%) to $70.6 million for the year ended December 31, 2006 from $14.7 million for the period ended December 31, 2005.

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

•
An increase in the weighted average interest rate on these loans to 7.41% for the year ended December 31, 2006 from 6.06% for the period ended December 31, 2005 due primarily to the increase in the London Interbank Offered Rate, or LIBOR.

These acquisitions and the increase in weighted average rate were partially offset by the receipt of principal payments on bank loans totaling $150.4 million since December 31, 2005.

Commercial real estate loans produced $28.1 million of interest income for the year ended December 31, 2006 as compared to $2.8 million for the period ended December 31, 2005, an increase of $25.3 million (917%).  This increase resulted entirely from the following:

•	The acquisition of $454.3 million of commercial real estate loans (net of principal payments of $55.2 million) during the year ended December 31, 2006.

•
The increase of the weighted average interest rate on these loans to 8.44% for the year ended December 31, 2006 from 6.90% for the period ended December 31, 2005 due primarily to the increase in interest rates earned on assets acquire during 2006.

Interest Income from Securities Available-for-Sale

Interest income from securities available-for-sale increased $11.8 million (27%) to $56.0 million for the year ended December 31, 2006, from $44.2 million for the period ended December 31, 2005.

ABS-RMBS contributed $24.1 million of interest income for year ended December 31, 2006 as compared to $11.1 million for the period ended December 31, 2005, an increase of $13.0 million (117%).  This increase resulted primarily from the following:

•	The acquisition of $348.2 million of ABS-RMBS (net of sales of $3.0 million) during the period ended December 31, 2005, which was held for the entire year ended December 31, 2006, respectively.

•
An increase in the weighted average interest rate on these securities to 6.76% for the year ended December 31, 2006 from 5.27% for the period ended December 31, 2005 due primarily to the increase in LIBOR.

These acquisitions and the increase in the weighted average rate were partially offset by the receipt of principal payments on ABS-RMBS totaling $3.0 million since December 31, 2005.

CMBS contributed $1.6 million for the year ended December 31, 2006 as compared to $1.1 million for the period ended December 31, 2005, an increase of $500,000 (45%).  This increase resulted primarily from the following:

•	The acquisition of $28.0 million of CMBS during the period ended December 31, 2005, which were held for the entire year ended December 31, 2006.

•
An increase in the weighted average interest rate on these securities to 5.65% for the year ended December 31, 2006 from 5.57% for the period ended December 31, 2005 due primarily to the increase in LIBOR.

Back to Index

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

•
An increase in the weighted average interest rate on these securities to 6.70% for the year ended December 31, 2006 from 5.25% for the period ended December 31, 2005 due primarily to the increase in LIBOR.

These acquisitions and the increase in the weighted average rate were partially offset by the receipt of principal payments on other ABS totaling $1.5 million since December 31, 2005.

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

Interest Income from Leases

Interest income on our equipment leasing portfolio increased $4.7 million (810%) to $5.3 million for the year ended December 31, 2006, as compared to $578,000 for the period ended December 31, 2005, resulting from the purchase of $64.8 million of equipment leases and notes (net of principal payments and sales of $41.9 million) subsequent to December 31, 2005.

Interest Income — Other

Interest income − other increased $3.3 million (173%) to $5.2 million for the year ended December 31, 2006 as compared to $1.9 million for the period ended December 31, 2005.

Interest rate swap agreements generated $3.8 million for the year ended December 31, 2006 resulting from increases in the floating rate index we receive under our swap agreements.  During the prior year, the floating rate we received did not exceed the fixed rate we paid under these same agreements.  The resulting interest expense of $516,000 was included in general interest expense for the period ended December 31, 2005.  As a result, no interest income from interest rate swap agreements was generated for the year ended December 31, 2005.

Back to Index

Interest Expense

Year Ended December 31, 2007 as compared to Year Ended December 31, 2006

The following tables set forth information relating to our interest expense incurred for the periods presented (in thousands, except percentages):
	As of and for the Years Ended		As of and for the Period from March 8, 2005 (Date Operations Commenced) to
	December 31,		December 31,
	2007	2006	2005
Interest expense:
Bank loans	$52,466	$30,903	$8,149
Commercial real estate loans	37,184	14,436	1,090
Agency RMBS	−	28,607	23,256
Non-agency / CMBS / ABS	19,794	21,666	10,003
CMBS – private placement	1,223	83	−
Leasing	5,595	3,659	−
General	5,302	2,497	564
Total interest expense	$121,564	$101,851	$43,062

	Weighted Average		Weighted Average		Weighted Average
	Rate	Balance	Rate	Balance	Rate	Balance
	Year Ended December 31,		Year Ended December 31,		Period Ended December 31,
	2007 (1)	2007	2006 (1)	2006	2005 (1)	2005
Interest expense:
Bank loans	5.96%	$868,345	5.61%	$535,894	4.18%	$234,701
Commercial real estate loans	6.29%	$582,173	6.42%	$224,844	5.15%	$25,406
Agency RMBS	N/A	N/A	5.01%	$560,269	3.49%	$810,868
Non-agency / CMBS / ABS	5.93%	$326,458	5.69%	$376,000	4.26%	$282,646
CMBS – private placement	5.84%	$20,571	5.40%	$1,519	N/A	N/A
Leasing	6.68%	$83,405	6.51%	$57,214	N/A	N/A
General	9.91%	$51,981	9.52%	$24,916	0.09%	$709,997

(1)	Certain one-time items reflected in interest expense have been excluded in calculating the weighted average rate, since they are not indicative of expected future results.

Interest expense increased $19.7 million (19%) to $121.6 million for the year ended December 31, 2007, from $101.9 million for the year ended December 31, 2006.  We attribute this increase to the following:

Interest expense on bank loans was $52.5 million for the year ended December 31, 2007, as compared to $30.9 million for the year ended December 31, 2006, an increase of $21.6 million (70%).  This increase resulted primarily from the following:

•
The increase of $332.5 million in the weighted average balance of debt primarily related to the accumulation of investments by, and the closing of our third bank loan CDO, Apidos Cinco CDO, which closed on May 30, 2007 and issued $322.0 of debt.  In addition, the current year reflects a full year of interest expense for Apidos CDO III which issued $262.5 million of debt and closed on May 9, 2006.  The prior year reflected only eight months of such interest expense.

•
The weighted average rate on the debt related to bank loans increased to 5.82% for the year ended December 31, 2007, from 5.46% for the year ended December 31, 2006 due primarily to the increase in LIBOR.

Back to Index

•
We amortized $1.2 million of deferred debt issuance costs related to our CDO financings for the year ended December 31, 2007, compared to $785,000 for the year ended December 31, 2006.  This increase resulted primarily from the addition of Apidos Cinco CDO and a full year of deferred debt issuance cost amortization for Apidos CDO III.

Interest expense on commercial real estate loans was $37.2 million for the year ended December 31, 2007, as compared to $14.4 million for the year ended December 31, 2006, an increase of $22.8 million (158%).  This increase resulted primarily from the following:

•
An increase of $357.3 million in the weighted average balance of debt primarily from the accumulation of investments of our second CRE CDO, RREF 2007-1 which closed on June 26, 2007 and issued $348.9 million of debt at that time.  In addition, the current year reflects a full year of interest expense for RREF 2006-1 which closed on August 10, 2006 and issued $265.5 million in debt, while the prior year reflects only five months of such interest expense.

•
We amortized $1.4 million of deferred debt issuance costs related to our CDOs and repurchase facility financings for the year ended December 31, 2007, compared to $376,000 for the year ended December 31, 2006 due to primarily a full year of expense from RREF 2006-1, six months of expense from RREF 2007-1 and the closing costs of our three year term facility that closed in April 2007.

This increase was offset by a decrease in the weighted average rate on our financings from 6.25% for the year ended December 31, 2006 to 6.05% at December 31, 2007 primarily due to the issuance of long-term debt by RREF 2006-1 in August 2006 and RREF 2007-1 in June 2007 and the related reduction in repurchase agreement debt for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Interest expense on CMBS-private placement was $1.2 million for the year ended December 31, 2007, as compared to $83,000 for the year ended December 31, 2006, an increase of $1.1 million due to the accumulation of securities in this portfolio beginning in December 2006.  There were no such assets prior to December 2006.

Interest expense on our equipment leasing portfolio was $5.6 million for the year ended December 31, 2007, as compared to $3.7 million for the year ended December 31, 2006, an increase of $1.9 million (53%).  The increase for the year ended December 31, 2007 resulted from an increase in the amount of direct financing leases and notes we acquired and the related financing after March 31, 2006 and through September 30, 2007.  The assets were acquired with cash until the facility closed on March 31, 2006 when we entered into a secured term facility.  The increase for the year ended December 31, 2007 was also the result of an increase in the weighted average rate from 6.51% for the year ended December 31, 2006, to 6.68% for the year ended December 31, 2007 due to an increase in the commercial paper rate.

General interest expense was $5.3 million for the year ended December 31, 2007, as compared to $2.5 million for the year ended December 31, 2006, an increase of $2.8 million (112%).  This increase resulted from an increase of $2.8 million in interest expense on our unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities which were not issued until May 2006 and September 2006, respectively.

These increases in interest expense were offset by the following:

•
Agency ABS-RMBS generated $28.6 million in interest expense for the year ended December 31, 2006.  No such expense was incurred for the year ended December 31, 2007 since we sold our agency ABS-RMBS portfolio in January and September 2006 and repaid the related debt.

•
ABS-RMBS, CMBS and other asset-backed securities were pooled and financed by Ischus CDO II.  Interest expense related to these obligations was $19.8 million for the year ended December 31, 2007, as compared to $21.7 million for the year ended December 31, 2006, a decrease of $1.9 million (9%).  This decrease resulted primarily from the deconsolidation of Ischus CDO II on November 13, 2007 as a result of the sale of a 10% portion of our equity ownership, a reconsideration event In accordance with FIN 46-R.

Back to Index

Year Ended December 31, 2006 as compared to the Period Ended December 31, 2005

During 2005, while we were in the process of acquiring and building our investment portfolio, our borrowing obligations grew in tandem with the related underlying assets.  In 2006, we continued to expand our investment portfolio and the amount of our borrowings.  In addition, we repaid some of the borrowings existing during 2005 with new borrowings in 2006.  These borrowing trends are important in comparing and analyzing interest expense for the 2006 and 2005 periods presented.

In addition, since we commenced operations on March 8, 2005, results for the period ended December 31, 2005 reflect less than ten months of activity as compared with a full year of activity for the year ended December 31, 2006.

Interest expense increased $58.8 million (136%) to $101.9 million for the year ended December 31, 2006 from $43.1 million for the period ended December 31, 2005.  We attribute this increase to the following:

Interest expense on bank loans was $30.9 million for the year ended December 31, 2006 as compared to $8.1 million for the period ended December 31, 2005, an increase of $22.8 million (281%).  This increase resulted primarily from the following:

•
As a result of the continued acquisitions of bank loans after the closing of Apidos CDO I, we financed our second bank loan CDO (Apidos CDO III) in May 2006.  Apidos CDO III issued $262.5 million of senior notes into several classes with rates ranging from three-month LIBOR plus 0.26% to three-month LIBOR plus 4.25%.  We used the Apidos CDO III proceeds to repay borrowings under a warehouse facility which had a balance at the time of repayment of $222.6 million.  The weighted average interest rate on the senior notes was 5.58% for the year ended December 31, 2006 as compared to 4.24% for the period ended December 31, 2005 on the warehouse facility which began accumulating assets in July 2005.

•
In August 2005, Apidos CDO I issued $321.5 million of senior notes consisting of several classes with rates ranging from three-month LIBOR plus 0.26% to a fixed rate of 9.25%.  The Apidos CDO I financing proceeds were used to repay borrowings under a related warehouse facility, which had a balance at the time of repayment of $219.8 million.  The weighted average interest rate on the senior notes was 5.47% for the year ended December 31, 2006 as compared to 4.08% on the warehouse facility and senior notes for the period ended December 31, 2005.

•	The weighted average balance of debt related to bank loans increased by $301.2 million to $535.9 million in the year ended December 31, 2006 from $234.7 million for the period ended December 31, 2005.

•
We amortized $785,000 of deferred debt issuance costs related to the CDO financings for the year ended December 31, 2006 and $213,000 for the period ended December 31, 2005.  This increase resulted from the addition of Apidos CDO III and a full year of deferred debt issuance costs amortization for Apidos CDO I.

Interest expense on commercial real estate loans was $14.4 million for the year ended December 31, 2006 as compared to $1.1 million for the period ended December 31, 2005, an increase of $13.3 million (1,209%).  This increase resulted primarily from the following:

•
We closed our first commercial real estate loan CDO, Resource Real Estate Funding CDO 2006-1 in August 2006.  Resource Real Estate Funding CDO 2006-1 issued $308.7 million of senior notes at par consisting of several classes with rates ranging from one month LIBOR plus 0.32% to one-month LIBOR plus 3.75%.  Prior to August 10, 2006, we financed these commercial real estate loans primarily with repurchase agreements.  The Resource Real Estate Funding CDO 2006-1 financing proceeds were used to repay a majority of these repurchase agreements, which had a balance at August 10, 2006 of $189.6 million.  The weighted average interest rate on the repurchase agreements was 6.07% for the period from January 1, 2006 to August 10, 2006 and was 6.17% on the senior notes from August 10, 2006 through December 31, 2006.

•
We financed the growth of our commercial real estate loan portfolio after the closing of Resource Real Estate Funding CDO 2006-1 primarily through repurchase agreements.  We had weighted average balances of $224.8 million and $25.4 million of repurchase agreements outstanding at each of December 31, 2006 and 2005.

Back to Index

•
We had a weighted average interest rate of 6.42% for the year ended December 31, 2006 as compared to 5.15% for the period ended December 31, 2005 due primarily to changes in LIBOR and increased spreads on repurchase agreements.

•
We amortized $233,000 of deferred debt issuance costs related to Resource Real Estate Funding CDO 2006-1 for the year ended December 31, 2006.  No such costs were incurred during the period ended December 31, 2005.

Interest expense related to agency ABS-RMBS repurchase agreements was $28.6 million for the year ended December 31, 2006 as compared to $23.3 million for the period ended December 31, 2005 an increase of $5.3 million (23%).  This increase resulted primarily from the following:

•
The weighted average interest rate on these repurchase agreement obligations increased to 5.01% for the year ended December 31, 2006 from 3.49% for the period ended December 31, 2005 due primarily to increases in LIBOR.

•
The increase in rates was partially offset by a decrease in the average balance of our repurchase agreements financing our agency ABS-RMBS portfolio.  Our average repurchase obligations during the year ended December 31, 2006 was $560.3 million as compared with $810.9 million for the period ended December 31, 2005 due to the partial sale of our agency ABS-RMBS portfolio in January 2006 and the subsequent sale of our remaining agency ABS-RMBS in September 2006.

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

Interest expense on our equipment leasing portfolio was $3.7 million for the year ended December 31, 2006 resulting from the financing of direct financing leases and notes acquired beginning in September 2005 with our secured term credit facility.  There was no interest expense for the period ended December 31, 2005 because the term credit facility did not exist until March 2006.  At December 31, 2006, we had an outstanding balance of $84.7 million with an interest rate of 6.33%.

General interest expense was $2.5 million for the year ended December 31, 2006 as compared to $564,000 for the period ended December 31, 2005 an increase $1.9 million (337%).  This increase resulted primarily from the following:

•
An increase of $2.1 million in interest expense on our unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities which were not issued until May 2006 and September 2006, respectively.

Back to Index

•	An increase in interest expense on our credit facility of $320,000 which was not entered into until December 2005.

These increases were offset by a $516,000 decrease in interest expense related to interest rate swap agreements.  During 2006, the floating rate we received exceeded the fixed rate we paid under these agreements generating interest income.  This interest income is classified as “Interest income – other” on our Consolidated Statement of Income.

Non-Investment Expenses

The following table sets forth information relating to our non-investment expenses incurred for the periods presented (in thousands):

	Years Ended December 31,		Period from March 8, 2005 (Date Operations Commenced) to December 31,
	2007	2006	2005
Non-investment expenses:
Management fees - related party	$6,554	$4,838	$3,012
Equity compensation – related party	1,565	2,432	2,709
Professional services	2,911	1,881	580
Insurance	466	498	395
General and administrative	1,581	1,428	1,032
Income tax expense	338	67	−
Total non-investment expenses	$13,415	$11,144	$7,728

Year Ended December 31, 2007 as compared to the Year Ended December 31, 2006

Management fees – related party increased $1.8 million (35%) to $6.6 million for the year ended December 31, 2007 as compared to $4.8 million for the year ended December 31, 2006.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement.  The base management fees increased by $1.4 million (37%) to $5.1 million for the year ended December 31, 2007 as compared to $3.7 million for the year ended December 31, 2006.  This increase was due to increased equity as a result of our public offerings in February and December 2006 and the January 2007 exercise of the over-allotment option that was part of the December 2006 follow-on offering.  Equity is a principal component of the management fee calculation.  See Item 1, “Business-Management Agreement.”  Incentive management fees increased by $355,000 (32%) to $1.5 million for the year ended December 31, 2007 from $1.1 million for the year ended December 31, 2006.  The incentive fee is calculated for each quarter and the calculation in any quarter is not affected by the results of any other quarter.  During the first two quarters of 2006 and 2007, adjusted net income increased $8.9 million causing a $1.1 million increase in incentive management fees.  No incentive management fee was paid for the quarters ended December 31, 2007, September 30, 2007 or September 30, 2006 because adjusted net income thresholds, as defined in the management agreement (see Note 12) were not met.

Equity compensation – related party decreased $867,000 (36%) to $1.6 million for the year ended December 31, 2007 as compared to $2.4 million for the year ended December 31, 2006.  These expenses relate to the amortization of the March 8, 2005 grant of restricted common stock to the Manager, the March 8, 2005, 2006 and 2007 grants of restricted common stock to our non-employee independent directors, the March 8, 2005 grant of options to the Manager to purchase common stock, the January 5, 2007 grant of restricted stock to several employees of Resource America, Inc., or Resource America, who provide investment management services to us through our Manager, a June 27, 2007 grant of performance shares to two employees of Resource America and several grants of restricted common stock to various employees of our Manager in October and December 2007.  The decrease in expense was primarily the result of the vesting of two thirds of the stock and options related to the March 8, 2005 grants of restricted stock and options to the Manager on March 8, 2006 and March 8, 2007 as well as an adjustment related to our quarterly remeasurement of unvested stock and options granted to the Manager to reflect changes in the fair value of our common stock.  This was offset by expense related to the January 5, 2007, June 27, 2007 and the October and December 2007 grants.

Back to Index

Professional services increased $1.0 million (55%) to $2.9 million for the year ended December 31, 2007 as compared to $1.9 million for the year ended December 31, 2006 due to the following:

•	Increase of $391,000 in audit and tax fees for the year ended December 31, 2007 due to the timing of when the services were performed and billed.

•	Increase of $151,000 in LEAF servicing expense for the year ended December 31, 2007 due to the increase in managed assets in the year ended December 31, 2007.

•	Increase of $135,000 in fees associated with our Sarbanes-Oxley compliance for the year ended December 31, 2007.

•
Increase of $170,000 in trustee fees with respect to our CDOs and increases of $71,000 in agreed-upon procedures fees to independent audit firms for the year ended December 31, 2007 due to two CDO vehicles closing subsequent to December 31, 2006.  There were no such fees for the year ended December 31, 2006.

•	Increase of $117,000 in legal fees due to our having been subject to a full year of reporting obligations under the Securities Exchange Act of 1934.

General and administrative expenses increased $151,000 (11%) to $1.6 million for the year ended December 31, 2007 as compared to $1.4 million for the year ended December 31, 2006.  These expenses include expense reimbursements to our Manager, rating agency expenses and all other operating costs incurred.  The increase is due to the following:

•
Increase of $203,000 in rating agency and other fees with respect to our CDOs for the year ended December 31, 2007 due to two CDO vehicles closing subsequent to December 31, 2006.  There were no such fees for the year ended December 31, 2006.

•
Increase of $172,000 in director’s fees for the year ended December 31, 2007 due to the new fees paid to members of the investment committee who approve all investments in commercial real estate mortgages.

•	Increase of $66,000 in bad debt expense for the year ended December 31, 2007 related to several assets in our bank loan portfolio. There was no such expense for the year ended December 31, 2006.

•
Increase of $126,000 in other general and administrative expenses including bank fees related to cost of servicing our commercial real estate portfolio, printing fees for our first proxy filing, dues and subscriptions, and travel due to our growing portfolio for the year ended December 31, 2007.

These were offset by a decrease in reimbursed expenses to our Manager of $447, 000 for the year ended December 31, 2007 due to a determination by our Manager not to seek reimbursement of a portion of general office expenses for which reimbursement is permitted under our management agreement.

Income tax expense increased $271,000 (404%) to $338,000 for the year ended December 31, 2007 as compared to $67,000 for the year ended December 31, 2006 due to an increase in taxable income related to Resource TRS, our domestic taxable REIT subsidiary.  Resource TRS had no taxable income for the period from January 1, 2006 through December 15, 2006.

Year Ended December 31, 2006 as compared to the Period Ended December 31, 2005

Since we commenced operations on March 8, 2005, results for the period ended December 31, 2005 reflect less than ten months of activity as compared with the full year ended December 31, 2006.

Management fees – related party increased $1.8 million (60%) to $4.8 million for the year ended December 31, 2006 as compared to $3.0 million for the period ended December 31, 2005.  Base management fees increased by $1.0 million (37%) to $3.7 million for the year ended December 31, 2006 as compared to $2.7 million for the period ended December 31, 2005.  This increase was due to increased equity as a result of our public offerings in February and December 2006.  Incentive management fees increased by $756,000 (220%) to $1.1 million from $344,000, primarily due to the incentive management fee only being paid for one quarter during the period ended December 31, 2005 as compared to being paid for three quarters during the year ended December 31, 2006.

Back to Index
        Equity compensation – related party decreased $300,000 (11%) to $2.4 million for the year ended December 31, 2006 as compared to $2.7 million for the period ended December 31, 2005.  These expenses relate to the amortization of the March 8, 2005 grant of restricted common stock to the Manager, the March 8, 2005 and 2006 grants of restricted common stock to our non-employee independent directors and the March 8, 2005 grant of options to the Manager to purchase common stock.  The decreases in expense were primarily the result of an adjustment related to our quarterly remeasurement of unvested stock and options to the Manager to reflect changes in the fair value of our common stock.

Professional services expense increased $1.3 million (224%) to $1.9 million for the year ended December 31, 2006 as compared to $580,000 for the period ended December 31, 2005.  This increase was primarily due to an $308,000 increase in consultant and tax fees associated with the closing of Apidos CDO III and an increase of $162,000 in legal fees in connection with our general corporate operations and compliance.  There was also a $214,000 increase in administrative fees in connection with the closing of Apidos CDO III and RREF 2006-1.  In addition, there was an increase of $595,000 in LEAF servicing expense due to the increase in managed assets in the year ended December 31, 2006.

Insurance expense increased $103,000 (26%) to $498,000 for the year ended December 31, 2006 as compared to $395,000 for the period ended December 31, 2005.  These amounts represent expense related to our purchase of directors’ and officers’ insurance.  The increase for the year ended December 31, 2006 was due to the fact that the period ended December 31, 2005 did not contain a full year of operations, but rather covered the period from our initial date of operations, March 8, 2005, through December 31, 2005, as compared to the full year ended December 31, 2006.

General and administrative expenses increased $396,000 (38%) to $1.4 million for the year ended December 31, 2006 as compared to $1.0 million for the period ended December 31, 2005.  These expenses include expense reimbursements to our Manager, rating agency expenses and all other operating costs incurred.  These increases were primarily the result of the addition of rating agency fees associated with our four CDOs, two of which closed subsequent to December 31, 2005, as well as to an increase in general operating expenses, primarily from bank fees and printing expenses.

Other (Expenses) Revenues

The following table sets forth information relating to our other (expenses) revenues incurred for the periods presented (in thousands):

	Years Ended December 31,		Period from March 8, 2005 (Date Operations Commenced) to December 31,
	2007	2006	2005
Other (expenses) revenues
Net realized (loss) gain on investments	$(15,098)	$(8,627)	$311
Gain on deconsolidation of VIE	14,259	−	−
Provision for loan and lease losses	(6,211)	−	−
Asset impairments	(26,277)	−	−
Other income	201	154	−
Total (expenses) revenues	$(33,126)	$(8,473)	$311

Year Ended December 31, 2007 as compared to Year Ended December 31, 2006

Net realized losses on investments increased $6.5 million (75%) to a loss of $15.1 million for the year ended December 31, 2007 from a loss of $8.6 million for the year ended December 31, 2006.  Realized losses during the year ended December 31, 2007 consisted primarily of a $15.6 million realized gross loss on deconsolidation of Ischus CDO II.  Realized losses during the year ended December 31, 2006 primarily consisted of $12.2 million of gross losses related to the sale of our agency ABS-RMBS portfolio, offset by a $2.6 million gain on termination of our amortizing swap agreement in connection with the sale of our agency ABS-RMBS portfolio in September 2006.

Back to Index

Gain on deconsolidation of VIE of $14.3 million is due to the partial sale of equity in Ischus CDO II, which was determined to be a reconsideration event under FIN 46-R and resulted in the deconsolidation of Ischus CDO II in November 2007.  Ischus CDO II had previously been a consolidated entity (see “Overview”).

Our provision for loan and lease losses was $6.2 million for the year ended December 31, 2007.  It consisted of a $2.8 million provision for loan loss on our bank loan portfolio, a $3.2 million provision on our commercial real estate portfolio and a $293,000 provision for lease loss on our direct financing leases and notes.  There were no such provisions for the year ended December 31, 2006.  The increase in the provision for loan and lease losses was due to payment defaults on two bank loans and three leases and declining credit market conditions in the second half of 2007.

Asset impairments of $26.3 million consisted entirely of other-than-temporary impairment on assets in our ABS-RMBS portfolio held by Ischus CDO II.  During the second and third quarters of 2007 we experienced illiquidity in the sub-prime market and deteriorating delinquency characteristics of the mortgages underlying Ischus CDO II’s investments.  These trends together with significant rating agency actions supported the need to further reevaluate the level of asset impairments in Ischus CDO II’s ABS-RMBS portfolio.  The asset impairments recorded reflect these declining market conditions.  There was no such impairment for the year ended December 31, 2006.  These impairments were partially recaptured as part of our gain on the deconsolidation of Ischus CDO II (see “Overview”).

Other income increased $47,000 (31%) to $201,000 for the year ended December 31, 2007 from $154,000 for the year ended December 31, 2006, primarily due to an increase of $83,000 in dividend income related to the common shares held in two unconsolidated trusts that issued trust preferred securities for our benefit.  See “ – Financial Condition – Trust Preferred Securities,” below.  The trust had a full year of operations in 2007 compared to a partial year in 2006.  These increases were offset by a decrease in consulting fee income of approximately $35,000.

Year Ended December 31, 2006 as compared to the Period Ended December 31, 2005

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

Other income for the year ended December 31, 2006 of $164,000 consisted of $90,000 of consulting fee income and $63,000 of dividend income.  There was no such income for the period ended December 31, 2005.

Income Taxes

We do not pay federal income tax on income we distribute to our stockholders, subject to our compliance with REIT qualification requirements.  However, Resource TRS, our domestic TRS, is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code.  For the years ended December 31, 2007 and 2006, Resource TRS recorded a $338,000 and $67,000 provision for income taxes, respectively.  As of December 31, 2005, we did not conduct any of our operations through Resource TRS.

Back to Index

Financial Condition

Summary

Our total assets at December 31, 2007 were $2.1 billion as compared to $1.8 billion at December 31, 2006.  The increase in total assets was principally due to the acquisition of assets for two CDOs that closed during the year ended December 31, 2007.  The additional CDOs also led to an increase in our restricted cash.  This increase in assets was partially offset by the deconsolidation of Ischus CDO II during November 2007.  As a result of the closing of two CDOs, borrowings also increased.  The increase in borrowings was also partially offset by the deconsolidation of Ischus CDO II in November 2007.

Investment Portfolio

The following tables summarize the amortized cost and estimated fair value of our investment portfolio as of December 31, 2007 and 2006, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the estimated fair value of our investment portfolio and the related dollar price, which is computed by dividing the estimated fair value by par amount (in thousands, except percentages):

	Amortized cost	Dollar price	Estimated fair value	Dollar price	Estimated fair value less amortized cost	Dollar price
December 31, 2007
Floating rate
CMBS-private placement	$54,132	93.40%	$41,524	71.65%	$(12,608)	-21.75%
Other ABS	5,665	94.42%	900	15.00%	(4,765)	-79.42%
B notes (1)	33,570	100.10%	33,486	99.85%	(84)	-0.25%
Mezzanine loans (1)	141,894	100.09%	141,539	99.83%	(355)	-0.26%
Whole loans (1)	430,776	99.35%	429,699	99.10%	(1,077)	-0.25%
Bank loans (2)	931,101	100.00%	874,736	93.95%	(56,365)	-6.05%
Total floating rate	$1,597,138	99.58%	$1,521,884	94.88%	$(75.254)	-4.69%
Fixed rate
CMBS – private placement	$28,241	98.95%	$23,040	80.73%	$(5,201)	-18.22%
B notes (1)	56,007	100.17%	55,867	99.92%	(140)	-0.25%
Mezzanine loans (1)	81,268	94.69%	80,016	93.23%	(1,252)	-1.46%
Whole loans (1)	97,942	99.24%	97,697	98.99%	(245)	-0.25%
Equipment leases and notes (3)	95,323	100.00%	95,030	99.69%	(293)	-0.31%
Total fixed rate	$358,781	98.49%	$351,650	96.53%	$(7,131)	-1.96%
Grand total	$1.955,919	99.37%	$1,873,534	95.19%	$(82,385)	-4.18%

(1)	Estimated fair value of B notes, mezzanine loans and whole loans includes a provision for loan losses of $3.2 million at December 31, 2007.

(2)	Estimated fair value includes a $2.7 million provision for loan losses at December 31, 2007.

(3)	Estimated fair value includes a $293,000 provision for lease losses at December 31, 2007.

Back to Index

	Amortized cost	Dollar price	Estimated fair value	Dollar price	Estimated fair value less amortized cost	Dollar price
December 31, 2006
Floating rate
ABS-RMBS	$342,496	99.22%	$336,968	97.62%	$(5,528)	-1.60%
CMBS	401	100.00%	406	101.25%	5	1.25%
CMBS-private placement	30,055	100.00%	30,055	100.00%	−	0.00%
Other ABS	17,539	99.87%	17,669	100.61%	130	0.74%
A notes	42,515	100.04%	42,515	100.04%	−	0.00%
B notes	147,196	100.03%	147,196	100.03%	−	0.00%
Mezzanine loans	105,288	100.07%	105,288	100.07%	−	0.00%
Whole loans	190,768	99.06%	190,768	99.06%	−	0.00%
Bank loans	613,981	100.15%	613,540	100.08%	(441)	-0.07%
Total floating rate	$1,490,239	99.77%	$1,484,405	99.38%	$(5,834)	-0.39%
Fixed rate
ABS-RMBS	$6,000	100.00%	$5,880	98.00%	$(120)	-2.00%
CMBS	27,550	98.77%	27,031	96.91%	(519)	-1.86%
Other ABS	2,987	99.97%	2,988	100.00%	1	0.03%
B notes	56,390	100.22%	56,390	100.22%	−	0.00%
Mezzanine loans	83,901	94.06%	83,901	94.06%	−	0.00%
Bank loans	249	100.00%	249	100.00%	−	0.00%
Equipment leases and notes	88,970	100.00%	88,970	100.00%	−	0.00%
Total fixed rate	$266,047	97.97%	$265,409	97.73%	$(638)	-0.24%
Grand total	$1,756,286	99.49%	$1,749,814	99.12%	$(6,472)	-0.37%

We had no ABS-RMBS portfolio as of December 31, 2007.  The following table summarizes our ABS-RMBS portfolio classified as available-for-sale as of December 31, 2006 which are carried at fair value (in thousands, except percentages):

December 31, 2006
ABS-RMBS, gross	$351,194
Unamortized discount	(2,823)
Unamortized premium	125
Amortized cost	348,496
Gross unrealized gains	913
Gross unrealized losses	(6,561)
Estimated fair value	$342,848
Percent of total	100.0%

Back to Index

The following table summarizes by ratings category our ABS-RMBS portfolio as of December 31, 2006 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2006
	Amortized cost	Dollar price
Moody’s ratings category:
A1 through A3	$42,163	100.18%
Baa1 through Baa3	279,641	99.88%
Ba1 through Ba3	26,692	91.68%
Total	$348,496	99.23%

S&P ratings category:
A+ through A-	$58,749	99.65%
BBB+ through BBB-	266,555	99.14%
BB+ through BB-	2,192	92.68%
No rating provided	21,000	100.00%
Total	$348,496	99.23%

Weighted average rating factor	412
Weighted average original FICO (1)	636
Weighted average original LTV (1)	80.58%

(1)	Weighted average reflects 100.0% at December 31, 2006 of the RMBS in our portfolio.

Commercial Mortgage-Backed Securities

We held no CMBS in this category as of December 31, 2007.  At December 31, 2006, we held $27.4 million of CMBS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $23,000 and unrealized losses of $536,000.  In the aggregate, we purchased our CMBS portfolio at a discount.  As of December 31, 2006, the remaining discount (net of premium) to be accreted into income over the remaining lives of the securities was $343,000.  These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The following table describes the terms of our CMBS as of December 31, 2007 and 2006 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2006
	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$27,951	98.79%
Total	$27,951	98.79%

S&P ratings category:
BBB+ through BBB-	$12,183	99.10%
No rating provided	15,768	98.55%
Total	$27,951	98.79%

Weighted average rating factor (1)	346

(1)	Weighted average rating factor is the quantitative equivalent of Moody’s traditional rating categories and used by Moody’s in its credit enhancement calculation for securitization transactions.

Back to Index

Commercial Mortgage-Backed Securities-Private Placement

At December 31, 2007 and 2006, we held $64.6 million and $30.1 million, respectively  of CMBS-private placement at fair value which is based on market prices provided by dealers, net of unrealized losses of $17.8 million at December 31, 2007.  There were no gains or losses at December 31, 2006.  In the aggregate, we purchased our CMBS-private placement portfolio at a discount.  At December 31, 2007, the remaining discount to be accreted into income over the remaining lives of the securities was $4.1 million and no discount existed as of December 31, 2006 since those existing securities were purchased at par.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.  We did not hold any CMBS-private placement at December 31, 2005.

The following table summarizes our CMBS-private placement as of December 31, 2007 and 2006 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2007		December 31, 2006
	Amortized Cost	Dollar Price	Amortized Cost	Dollar Price
Moody’s Ratings Category:
Aaa	$10,000	100.00%	$30,055	100.00%
Baa1 through Baa3	65,377	94.07%	−	N/A
Ba1 through Ba3	6,996	99.94%	−	N/A
Total	$82,373	95.23%	$30,055	100.00%

S&P Ratings Category:

AAA	$10,000	100.00%	$30,055	100.00%
BBB+ through BBB-	72,373	94.61%	−	N/A
Total	$82,373	95.23%	$30,055	100.00%

Weighted average rating factor	497		1

Other Asset-Backed Securities

At December 31, 2007 and 2006, we held $900,000 and $20.7 million, respectively, of other ABS at fair value, which is based on market prices provided by dealers, net of unrealized gains of $0 and $130,000, respectively, and losses of $4.8 million and $0, respectively.  In the aggregate, we purchased our other ABS portfolio at a discount.  As of December 31, 2007 and 2006, the remaining discount to be accreted into income over the remaining lives of securities was $335,000 and $22,000, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The following table summarizes our other ABS as of December 31, 2007 and 2006 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2007		December 31, 2006
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$5,665	94.42%	$20,526	99.89%
Total	$5,665	94.42%	$20,526	99.89%

S&P ratings category:
BBB+ through BBB-	$5,665	94.42%	$18,765	99.08%
No rating provided	−	N/A	1,761	100.00%
Total	$5,665	94.42%	$20,526	99.89%

Weighted average rating factor	610		396

Back to Index

Commercial Real Estate Loans

The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates
December 31, 2007:
Whole loans, floating rate	28	$430,776	LIBOR plus 1.50% to LIBOR plus 4.25%	May 2008 to July 2010
Whole loans, fixed rate	7	97,942	6.98% to 8.57%	May 2009 to August 2012
B notes, floating rate	3	33,570	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2008 to October 2008
B notes, fixed rate	3	56,007	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	11	141,894	LIBOR plus 2.15% to LIBOR plus 3.45%	February 2008 to May 2009
Mezzanine loans, fixed rate	7	81,268	5.78% to 11.00%	October 2009 to September 2016
Total (1)	59	$841,457

December 31, 2006:
Whole loans, floating rate	9	$190,768	LIBOR plus 2.50% to LIBOR plus 3.65%	August 2007 to January 2010
A notes, floating rate	2	42,515	LIBOR plus 1.25% to LIBOR plus 1.35%	January 2008 to April 2008
B notes, floating rate	10	147,196	LIBOR plus 1.90% to LIBOR plus 6.25%	April 2007 to October 2008
B notes, fixed rate	3	56,390	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	7	105,288	LIBOR plus 2.20% to LIBOR plus 4.50%	August 2007 to October 2008
Mezzanine loans, fixed rate	8	83,901	5.78% to 11.00%	August 2007 to September 2016
Total	39	$626,058

(1)	The total does not include a provision for loan losses of $3.2 million recorded as of December 31, 2007.

We have one Mezzanine Loan, with a book value of $11.7 million, net of a reserve of $1.1 million, that is secured by 100% of the equity interests in two shopping centers.  We had been informed in writing that the Borrower would be making the February 2008 payment directly to us on March 17, 2008 and that funds sufficient to make the March 2008 payment were on deposit with the special servicer of the senior loan secured by the properties.  However, on March 17, 2008, the borrower informed us that it would not make the February 2008 payment directly to us, but would direct such payment to the special servicer.  The special servicer has informed us that it will hold the February 2008 and March 2008 payments in a curtailment account until the borrower provides certain financial information.  We continue to work closely with the borrower and special servicer.

Bank Loans

At December 31, 2007, we held a total of $874.7 million of bank loans at fair value, all of which are held by and secure the debt issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.  This is an increase of $263.5 million over our holdings at December 31, 2006.  The increase in total bank loans was principally due to the accumulation of bank loans for Apidos Cinco CDO.  We own 100% of the equity issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO which we have determined are VIEs and are, therefore, deemed to be their primary beneficiaries.  See “-Variable Interest Entities.”  As a result, we consolidated Apidos CDO I, Apidos CDO III and Apidos Cinco CDO as of December 31, 2007.

Back to Index

The following table summarizes our bank loan investments as of December 31, 2007 and 2006 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2007		December 31, 2006
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$5,914	98.65%	$3,500	100.00%
Ba1 through Ba3	500,417	100.02%	218,941	100.09%
B1 through B3	386,589	100.01%	385,560	100.15%
Caa1 through Caa3	20,380	100.20%	3,722	100.00%
Ca	1,000	100.00%	−	−%
No rating provided	16,800	99.44%	2,507	100.28%
Total	$931,100	100.00%	$614,230	100.13%

S&P ratings category:
BBB+ through BBB-	$14,819	100.15%	$8,490	100.00%
BB+ through BB-	433,624	100.00%	241,012	100.13%
B+ through B-	405,780	100.06%	350,262	100.13%
CCC+ through CCC-	4,207	100.00%	10,193	100.05%
No rating provided	72,670	99.59%	4,273	100.16%
Total	$931,100	100.00%	$614,230	100.13%

Weighted average rating factor	2,000		2,131

Equipment Leases and Notes

Investments in direct financing leases and notes as of December 31, 2007 and 2006, were as follows (in thousands):

	December 31,
	2007		2006
Direct financing leases	$28,880		$30,270
Notes receivable	66,150		58,700
Total	$95,030	(1)	$88,970

(1)	Includes a $293,000 provision for lease losses.

Private Equity Investments

In February 2006, we sold our private equity investment for $2.0 million.

Interest Receivable

At December 31, 2007, we had interest receivable of $12.0 million, which consisted of $11.7 million of interest on our securities, loans and equipment leases and notes and $228,000 of interest earned on escrow and sweep accounts.  At December 31, 2006, we had interest receivable of $8.8 million, which consisted of $8.7 million of interest on our securities, loans and equipment leases and notes, $8,000 of purchased interest that had been accrued on commercial real estate loans purchased and $73,000 of interest earned on brokerage and sweep accounts.

Principal Paydown Receivables

At December 31, 2007 and 2006, we had principal paydown receivables of $836,000 and $503,000, respectively, which consisted of principal payments on our bank loans.

Back to Index

Other Assets

Other assets at December 31, 2007 of $4.9 million consisted primarily of $3.4 million of loan origination costs associated with our trust preferred securities issuances, revolving credit facility, commercial real estate loan portfolio and secured term facility, $85,000 of prepaid directors’ and officers’ liability insurance, $412,000 of prepaid expenses, $998,000 of lease payment receivables and $37,000 of other receivables.  Other assets at December 31, 2006 of $3.1 million consisted primarily of $2.9 million of loan origination costs associated with our trust preferred securities issuance, revolving credit facility, commercial real estate loan portfolio and secured term facility and $92,000 of prepaid directors’ and officers’ liability insurance.

Hedging Instruments

Our hedges at December 31, 2007 and 2006, were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  At December 31, 2006, we also had one interest rate cap.  As of December 31, 2006, we had entered into hedges with a notional amount of $239.9 million and maturities ranging from November 2009 to February 2017.  At December 31, 2006, the unrealized loss on our interest rate swap agreements and interest rate cap agreement was $3.2 million.  In a decreasing interest rate environment, we expect that the fair value of our hedges will continue to decrease.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at December 31, 2007 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$53,325	5.53%	07/27/06	05/25/16	$(3,477)
Interest rate swap	1 month LIBOR	12,750	5.27%	07/25/07	08/06/12	(702)
Interest rate swap	1 month LIBOR	12,965	4.63%	12/04/06	07/01/11	(348)
Interest rate swap	1 month LIBOR	28,000	5.10%	05/24/07	06/05/10	(934)
Interest rate swap	1 month LIBOR	12,675	5.52%	06/12/07	07/05/10	(540)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(166)
Interest rate swap	1 month LIBOR	15,235	5.34%	06/08/07	02/25/10	(541)
Interest rate swap	1 month LIBOR	10,435	5.32%	06/08/07	05/25/09	(227)
Interest rate swap	1 month LIBOR	12,150	5.44%	06/08/07	03/25/12	(723)
Interest rate swap	1 month LIBOR	7,000	5.34%	06/08/07	02/25/10	(249)
Interest rate swap	1 month LIBOR	83,080	5.58%	06/08/07	04/25/17	(6,948)
Interest rate swap	1 month LIBOR	1,726	5.65%	06/28/07	07/15/17	(149)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/09/07	10/01/16	(151)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/19/07	07/15/17	(332)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/07/07	07/25/17	(271)
Interest rate swap	1 month LIBOR	22,919	5.32%	03/30/06	09/22/15	(706)
Interest rate swap	1 month LIBOR	10,001	5.31%	03/30/06	11/23/09	(119)
Interest rate swap	1 month LIBOR	6,873	5.41%	05/26/06	08/22/12	(164)
Interest rate swap	1 month LIBOR	4,034	5.43%	05/26/06	04/22/13	(139)
Interest rate swap	1 month LIBOR	3,681	5.72%	06/28/06	06/22/16	(175)
Interest rate swap	1 month LIBOR	1,511	5.52%	07/27/06	07/22/11	(31)
Interest rate swap	1 month LIBOR	3,243	5.54%	07/27/06	09/23/13	(133)
Interest rate swap	1 month LIBOR	5,550	5.25%	08/18/06	07/22/16	(218)
Interest rate swap	1 month LIBOR	4,334	5.06%	09/28/06	08/22/16	(128)
Interest rate swap	1 month LIBOR	2,339	4.97%	12/22/06	12/23/13	(65)
Interest rate swap	1 month LIBOR	3,384	5.22%	01/19/07	11/22/16	(115)
Interest rate swap	1 month LIBOR	2,285	5.05%	04/23/07	09/22/11	(40)
Interest rate swap	1 month LIBOR	3,173	5.42%	07/25/07	04/24/17	(121)
Interest rate swap	1 month LIBOR	8,535	4.53%	11/29/07	10/23/17	(88)
Interest rate swap	1 month LIBOR	5,291	4.40%	12/26/07	11/22/17	(40)
Total		$347,928	5.36%			$(18,040)

Back to Index

Repurchase Agreements

We have entered into repurchase agreements to finance our commercial real estate loans and CMBS-private placement portfolio.  We discuss these repurchase agreements in “− Liquidity and Capital Resources,” below.  These agreements are secured by the financed assets and bear interest rates that have historically moved in close relationship to LIBOR.  At December 31, 2007 and 2006, we had established nine and ten borrowing arrangements, respectively, with various financial institutions and had utilized four each, respectively, of these arrangements, principally our arrangement with Credit Suisse Securities (USA) LLC, the initial purchaser and placement agent for our March 2005 offering and one of the underwriters in our two public offerings.  None of the counterparties to these agreements are affiliates of the Manager or us.

              We seek to renew the repurchase agreements we use to finance asset acquisitions as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements.  Through December 31, 2007 and 2006, we have encountered no difficulties in effecting renewals of our repurchase agreements.  However, we have had to post more collateral and/or pay down a particular repurchase agreement depending upon the market value of the securities or other collateral subject to that repurchase agreement.

Collateralized Debt Obligations

As of December 31, 2007, we had executed six CDO transactions as follows:

•
In June 2007, we closed Resource Real Estate Funding CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by Resource Real Estate Funding CDO 2007-1 collateralized $390.0 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2007, the notes issued to outside investors had a weighted average borrowing rate of 5.49%.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle, of which RCC Commercial Inc., or RCC Commercial, purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2007, the notes issued to outside investors had a weighted average borrowing rate of 5.38%.

•
In August 2006, we closed Resource Real Estate Funding CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by Resource Real Estate Funding CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, purchased 100% of the class J senior notes and class K senior notes for $43.1 million.  At December 31, 2007, the notes issued to outside investors had a weighted average borrowing rate of 5.69%.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  At December 31, 2007, the notes issued to outside investors had a weighted average borrowing rate of 5.59%.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $23.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2007, the notes issued to outside investors had a weighted average borrowing rate of 5.47%.

Back to Index

•
In July 2005, we closed Ischus CDO II, a $403.0 million CDO transaction that provided financing for MBS and other asset-backed.  The investments held by Ischus CDO II collateralize $376.0 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $28.5 million equity interest representing 100% of the outstanding preference shares.  At November 13, 2007, we sold 10% of our equity interest and are no longer deemed to be the primary beneficiary.  Our remaining investment at December 31, 2007 was $257,000.  As a result, we deconsolidated Ischus CDO II at that date.

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

In connection with the issuance and sale of the trust preferred securities, we issued $25.8 million principal amount of junior subordinated debentures to each of Resource Capital Trust I and RCC Trust II.  The junior subordinated debentures debt issuance costs are deferred in other assets in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of income.  At December 31, 2007, the junior subordinated debentures had a weighted average borrowing rate of 8.86%.

Stockholders’ Equity

Stockholders’ equity at December 31, 2007 was $271.6 million and gave effect to $15.7 million of unrealized losses on cash flow hedges and $22.6 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2006 was $317.6 million and gave effect to $6.0 million of net unrealized losses on our ABS-RMBS, CMBS and other ABS portfolio and $3.2 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  The decrease in stockholders’ equity during the year ended December 31, 2007 was principally due to the decrease in the market value of our available-for-sale securities and on our cash flow hedges.

As a result of our “available-for-sale” accounting treatment, unrealized fluctuations in market values of certain assets do not impact our income determined in accordance with GAAP, or our taxable income, but rather are reflected on our consolidated balance sheets by changing the carrying value of the asset and stockholders’ equity under “Accumulated Other Comprehensive Loss.”  By accounting for our assets in this manner, we hope to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

Back to Index

REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):
	Years Ended December 31,		Period from March 8, 2005 (Date Operations Commenced) to December 31,
	2007	2006	2005
Net income	$8,890	$15,606	$10,908

Adjustments:
Share-based compensation to related parties	(500)	368	2,709
Incentive management fee expense to related party paid in shares	−	371	86
Capital carryover (utilization)/losses from the sale of securities	(49)	11,624	−
Net unrealized loss on the deconsolidation of ABS-RMBS portfolio	1,317	−	−
Asset impairments related to ABS-RMBS portfolio	26,277	−	−
Provision for loan and lease losses	3,153	−	−
Net book to tax adjustment for the inclusion of our taxable foreign REIT subsidiaries	3,432	121	(876)
Other net book to tax adjustments	(110)	(152)	(157)
Estimated REIT taxable income	$42,410	$27,938	$12,670

We believe that a presentation of estimated REIT taxable income provides useful information to investors regarding our financial condition and results of operations as we use this measurement to determine the amount of dividends that we are required to declare to our stockholders in order to maintain our status as a REIT for federal income tax purposes.  Since we, as a REIT, expect to make distributions based on taxable earnings, we expect that our distributions may at times be more or less than our reported GAAP earnings.  Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries.  Estimated REIT taxable income excludes the undistributed taxable income of our domestic TRS, if any such income exists, which is not included in REIT taxable income until distributed to us.  There is no requirement that our domestic TRS distribute its earning to us.  Estimated REIT taxable income, however, includes the taxable income of our foreign TRSs because we will generally be required to recognize and report their taxable income on a current basis.  Because not all companies use identical calculations, this presentation of estimated REIT taxable income may not be comparable to other similarly-titled measures of other companies.

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.

Liquidity and Capital Resources

For the year ended December 31, 2007, our principal sources of funds were CDO financings of $673.7 million, $7.1 million from secured term financings, $10.1 million of net proceeds from the exercise in January 2007 of the over-allotment option related to our December 31, 2006 follow-on offering and $5.6 million of proceeds from the exercise of warrants.

Back to Index

Our liquidity needs consist principally of funds to make investments, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital.  Through December 31, 2007, we have not experienced difficulty in maintaining our existing debt financing.  Such financing will depend on market conditions, which have declined during the second half of 2007.  If we are unable to renew, replace or expand our sources of financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

    At March 5, 2008, RCC’s liquidity consists of three primary sources:

•	cash and cash equivalents of $11.7 million, $6.9 million of restricted cash in margin call accounts and $3.4 million of restricted cash related to our leasing portfolio;

•
capital available for reinvestment in our five CDOs of $75.1 million, which is made up of $45.0 million of restricted cash and $30.1 million of availability to finance future funding commitments on commercial real estate loans; and

•
financing available under existing borrowing facilities of $14.8 million, comprised of $5.6 million of available cash from our three year non-recourse secured financing facility and $9.2 million of unused capacity under our unsecured revolving credit facility.  We also have $227.9 million of unused capacity under our repurchase facilities, which are, however, subject to approval of individual repurchase transactions by the repurchase counterparties.

     We anticipate that, depending upon market conditions and credit availability, upon repayment of each borrowing under a repurchase agreement, we will immediately use the collateral released by the repayment as collateral for borrowing under a new repurchase agreement to maximize liquidity.  Our leverage ratio may vary as a result of the various funding strategies we use.  As of December 31, 2007 and 2006, our leverage ratio was 6.5 times and 4.6 times, respectively.  This increase was primarily due to the issuance of our two CDOs, RREF CDO 2007 and Apidos Cinco CDO and the decrease in fair market value adjustments that are recorded in the statement of stockholders equity through other comprehensive income due to available-for-sale securities and derivatives.

Repurchase Agreements

In April 2007, our indirect wholly-owned subsidiary, RCC Real Estate SPE 3, LLC, entered into a master repurchase agreement with Natixis Real Estate Capital, Inc. to be used as a warehouse facility to finance the purchase of commercial real estate loans and commercial mortgage-backed securities.  The maximum amount of our borrowing capacity under the repurchase agreement is $150.0 million.  The financing provided by the agreement matures April 18, 2010 subject to a one-year extension at the option of RCC Real Estate SPE 3 and subject further to the right of RCC Real Estate SPE 3 to repurchase the assets held in the facility earlier.  We paid a facility fee of 0.75% of the maximum facility amount, or $1.2 million, at closing.  In addition, once the borrowings exceed a weighted average undrawn balance of $75.0 million for the prior 90 day period, we must pay a non-usage fee on the unused portion equal to the product of (i) 0.15% per annum multiplied by, (ii) the weighted average undrawn balance during the prior 90 day period.  The repurchase agreement is with recourse only to the assets financed, subject to standardized exceptions relating to breaches of representations, fraud and similar matters.  We have guaranteed RCC Real Estate SPE 3, LLC’s performance of our obligations under the repurchase agreement.  At December 31, 2007, RCC Real Estate SPE 3 had borrowed $96.7 million, all of which we had guaranteed.  At December 31, 2007, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $154.2 million and had a weighted average interest rate of one-month LIBOR plus 1.39%, which was 6.42% at December 31, 2007.

•	Natixis, in its sole discretion, will purchase assets from us, and will transfer those assets back to us at a particular date or on demand;

•	the maximum amount of outstanding repurchase transactions is $150.0 million;

Back to Index

•
each repurchase transaction will be entered into by agreement between the parties specifying the terms of the transaction, including identification of the assets subject to the transaction, sale price, repurchase price, rate, term and margin maintenance requirements; and

•	we must cover margin deficits by depositing cash or other assets acceptable to Natixis, in its discretion, if the value of the sold assets falls bellow the value of the money paid for them.

It is an event of default under the agreement if:

•	we fail to repurchase securities, we fail to pay any margin deficits or we fail to make any other payment after we reach an agreement with respect to a particular transaction;

•	an act of insolvency has occurred;

•	we admit in writing our inability, or our intention not to pay our debts as they become due;

•
any of the purchased assets cease to be owned free and clear of adverse claims, or, should the transaction be characterized as a secured refinancing, Natixis no longer has first priority in the purchased assets;

•	we fail to pay any amount owed to Natixis;

•	any governmental or regulatory authority takes any action materially adverse to our business operations;

•	we experience a change of control or an act of insolvency ;

•	there is a breach of the covenants in the guarantee agreement;

•	a final non-appealable judgment is entered against us in an amount greater than $100,000 for RCC Real Estate SPE 3, LLC or $5,000,000 against us; and

•	we default or fail to perform under any agreement we are a party to, without cure, with a value of greater than $1,000,000 or more which permits the acceleration of obligations in that amount.

Upon an event of default, Natixis may accelerate the repurchase date and sell the securities or give us credit for the value of the securities on the date of default, and we would remain liable for any deficit.  We will also be liable for all costs, expenses and damages, including the costs of entering into or terminating hedge transactions, of Natixis, plus interest.

The agreement also provides that we must:

•	maintain tangible net worth greater than or equal to $250.0 million;

•	maintain liquid assets with a market value of $10.0 million; and

•	maintain a total ratio of consolidated indebtedness to consolidated tangible net worth not to exceed 90%.

Through our subsidiary, RCC Real Estate, Inc., we have also entered into a master repurchase agreement with Bear, Stearns International Limited to finance our commercial real estate loan portfolio.  As of December 31, 2007, we had $1.9 million outstanding under this agreement all of which was guaranteed, which was substantially lower than the outstanding balance at December 31, 2006 of $36.7 million.  These are one-month contracts.  This decrease resulted from the closing of Resource Real Estate Funding CDO 2007-1 in June 2007, and our use of the proceeds generated thereby to repay the outstanding borrowings.  The outstanding balance as of December 31, 2007 represented one loan.  The weighted average current borrowing rates were 6.22% and 6.43% at December 31, 2007 and 2006, respectively.  At December 31, 2007 and 2006, borrowings under the repurchase agreement was secured by commercial real estate loans with an estimated fair value of $3.1 million and $52.0 million, respectively, and had weighted average maturities of 15 and 17 days, respectively.  The net amount of risk was $1.2 million and $15.5 million at December 31, 2007 and 2006, respectively.  The agreement provides as follows:

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

Back to Index
•	permit our ratio of total liabilities to net worth to exceed 14:1; or

•	permit our consolidated net income, determined in accordance with GAAP, to be less than $1.00 during the period of any four consecutive calendar months.

We have entered into master repurchase agreements with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., J.P. Morgan Securities Inc., Countrywide Securities Corporation, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear, Stearns International Limited and UBS Securities LLC.  As of December 31, 2007 and 2006, we had $14.6 million and $29.3 million, respectively, outstanding under our agreement with Credit Suisse Securities (USA) LLC to finance our CMBS-private placement portfolio which was secured by CMBS-private placement securities with a fair value of $30.1 million and $30.1 million each.  These are one-month contracts.  As of December 31, 2007, we had $3.2 million outstanding under our agreement with J.P. Morgan Securities, Inc. to finance our CMBS-private placement portfolio which was secured by CMBS-private placement with a fair value of $4.0 million.  These are one-month contracts.  There were no such borrowings at December 31, 2006.  Each such agreement is in standard form providing as follows:

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

Back to Index
Our repurchase agreement with Credit Suisse Securities (USA) LLC also provides that it will terminate if:

•	our net asset value declines 20% on a monthly basis, 30% on a quarterly basis, 40% on an annual basis, or 50% or more from the highest net asset value since the inception of the repurchase agreement;

•	we fail to maintain a minimum net asset value of $100.0 million;

•	the Manager ceases to be our manager;

•	we fail to qualify as a REIT; or

•	we fail to deliver specified documents, including financial statements or financial information due annually, quarterly or monthly, or an estimate of net asset values.

Credit Facilities

In December 2005, we entered into a $15.0 million corporate credit facility with Commerce Bank, N.A.  This facility was increased to $25.0 million in April 2006.  The unsecured revolving credit facility permits us to borrow up to the lesser of the facility amount and the sum of 80% of the sum of our unsecured assets rated higher than Baa3 or better by Moody’s and BBB- or better by Standard and Poor’s plus our interest receivables plus 65% of our unsecured assets rated lower than Baa3 by Moody’s and BBB- from Standard and Poor’s.  Up to 20% of the borrowings under the facility may be in the form of standby letters of credit.  At both December 31, 2007 and 2006, no balance was outstanding under this facility.  The interest rate varies from, in the case of LIBOR loans, from the adjusted LIBOR rate (as defined in the agreement) plus between 1.50% to 2.50% depending upon our leverage ratio (the ratio of consolidated total liability to consolidated tangible net worth) or, in the case of base rate loans, from Commerce Bank’s base rate plus between 0.50% and 1.50% also depending upon our leverage ratio, as follows:

Pricing Level	Total Leverage Ratio	Adjusted LIBOR Rate +	Base Rate +
I	Less than 7.00:1.00	1.50%	0.50%
II	Greater than or equal to 7.00:1.00, but less than 8.00:1.00	1.75%	0.75%
III	Greater than or equal to 8.00:1.00, but less than 9.00:1.00	2.00%	1.00%
IV	Greater than or equal to 9.00:1.00, but less than 10.00:1.00	2.25%	1.25%
V	Greater than or equal to 10.00:1.00	2.50%	1.50%

We received a waiver for the period ended December 31, 2007 from Commerce Bank, N.A. with respect to our non-compliance with the revolving credit facility’s consolidated tangible net worth covenant.  The waiver was required due to our unrealized losses on our derivatives and CMBS-private placement securities at December 31, 2007.  Under the covenant, we are required to maintain a consolidated net worth (stockholder’s equity) of at least $195.0 million plus 90% of the net proceeds of any capital transactions, measured at each quarter end, as further described in the agreement.

In March 2006, Resource Capital Funding, LLC, a special purpose entity whose sole member is Resource TRS, Inc., our wholly-owned subsidiary, entered into a Receivables Loan and Security Agreement as the borrower among LEAF Financial Corporation as the servicer, Black Forest Funding Corporation as the lender, Bayerische Hypo-Und Vereinsbank AG, New York Branch as the agent, U.S. Bank National Association, as the custodian and the agent’s bank, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer.  This agreement is a $100.0 million secured term credit facility used to finance the purchase of equipment leases and notes.  At December 31, 2007 and 2006, there was $91.7 million and $84.7 million, respectively, outstanding under the facility.  See “ – Financial Condition – Credit Facility.”

Back to Index

The facility bears interest at one of two rates, determined by asset class.

•	Pool A—one-month LIBOR plus 1.10%; or

•	Pool B—one-month LIBOR plus 0.80%.

The weighted average interest rate was 6.82% at December 31, 2007.

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

We received a waiver for the period ended December 31, 2007 from Bayerische Hypo- und Vereinsbank AG with respect to our non-compliance with the tangible net worth covenant.  Under the covenant, Resource America, the parent of our Manager, is required to maintain a consolidated net worth (stockholder’s equity) of at least $175.0 million plus 90% of the net proceeds of any capital transactions, minus all amounts (not to exceed $50,000,000) paid by Resource America to repurchase any outstanding shares of common or preferred stock of Resource America, measured by each quarter end, as further described in the agreement.

Back to Index

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of December 31, 2007.  The table below excludes contractual commitments related to our derivatives, which we discuss in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and the management agreement that we have with our Manager, which we discuss in Item 1 − “Business” − and Item 13 − “Certain Relationships and Related Transactions” because those contracts do not have fixed and determinable payments.

	Contractual commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year	1 – 3 years		3 – 5 years		More than 5 years
Repurchase agreements (1)	$116,423	$116,423	$	−	$	−	$	−
CDOs	1,501,259	−		−		−		1,501,259
Secured term facility	91,739	−		91,739		−		−
Junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities	51,548	−		−		−		51,548
Base management fees (2)	4,938	4,938		−		−		−
Total	$1,765,907	$121,361		$91,739	$	−		$1,552,807

(1)	Includes accrued interest of $253,000.

(2)	Calculated only for the next 12 months based on our current equity, as defined in our management agreement.

At December 31, 2007, we had 30 interest rate swap contracts with a notional value of $347.9 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  See “– Financial Condition – Hedging Instruments.”  As of December 31, 2007, the average fixed pay rate of our interest rate hedges was 5.36% and our receive rate was one-month LIBOR, or 4.95%.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of December 31, 2007, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Recent Developments

On March 11, 2008, we announced a quarterly distribution of $0.41 per share of common stock which will be paid on April 28, 2008 to stockholders of record as of March 31, 2008.

On January 14, 2008, we issued 144,000 shares of restricted common stock under our 2007 Omnibus Equity Compensation Plan valued at $1.3 million based on the closing price of our stock as of the date of grant.  These restricted shares vest 33.3% on January 14, 2009 and 33.3% annually thereafter through January 14, 2011.

Back to Index

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

Classifications of Investment Securities

Statement of Financial Accounting Standards, or SFAS, 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, requires us to classify our investment portfolio as either trading investments, available-for-sale investments or held-to-maturity investments.  Although we generally plan to hold most of our investments to maturity, we may, from time to time, sell any of our investments due to changes in market conditions or in accordance with our investment strategy.  Accordingly, SFAS 115 requires us to classify all of our investment securities as available-for-sale.  We report all investments classified as available-for-sale at fair value, based on market prices provided by dealers, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  As of December 31, 2007 and 2006, we had aggregate unrealized losses on our available-for-sale securities of $8.9 million and $7.1 million, respectively, which if not recovered, may result in the recognition of future losses.

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

Repurchase Agreements

We have used repurchase agreements as a financing source in acquiring our commercial real estate loans and CMBS-private placement portfolios, and have used repurchase agreements as a short-term financing source for our commercial real estate loan portfolio prior to the execution of a CDO. Although structured as a sale and purchase obligation, a repurchase agreement operates as a financing arrangement under which we pledge our securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while we retain beneficial ownership of the pledged collateral.  We carry these repurchase agreements at their contractual amounts, as specified in the respective agreements.  We recognize interest expense on all borrowings on an accrual basis.

Back to Index
We have from time to time purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty.  We currently record the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets.  Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on our consolidated income statements.  However, under an interpretation of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” such transactions may not qualify as a purchase by us.  We believe, and it is industry practice, that we are accounting for these transactions in an appropriate manner.  However, the result of this technical interpretation would prevent us from presenting the debt investments and repurchase agreements and the related interest income and interest expense on a gross basis on our financial statements.  Instead, we would present the net investment in these transactions with the counterparty and a derivative with the corresponding change in fair value of the derivative being recorded through earnings.  The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty.  There were no such transactions as of December 31, 2007.  As of December 31, 2006, we had one transaction where debt instruments were financed with the same counterparty.  In February 2008, the FASB issued FASB Staff Position 140-3, or FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and repurchase financing, which is effective for fiscal years beginning after November 15, 2008.  We do not expect FSP FAS 140-3 will have a material effect on our consolidated financial statements.

Interest Income Recognition

We accrue interest income on our MBS, commercial real estate loans, other ABS, bank loans, equipment leases and notes and private equity investments using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets.  We amortize or accrete into interest income premiums and discounts over the lives of the investments also using the effective yield method (or a method that approximates effective yield), adjusted for the effects of estimated prepayments based on SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”  For investments purchased at par, the effective yield is the contractual interest rate on the investment.  If the investment is purchased at a discount or at a premium, the effective yield is computed based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium.  The effective yield method requires that we make estimates of future prepayment rates for our investments that can be contractually prepaid before their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment.  The prepayment estimates that we use directly impact the estimated remaining lives or our investments.  We review and adjust our prepayment estimates as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an adjustment is necessary. If our estimate of prepayments is incorrect, we may have to adjust the amortization or accretion of premiums and discounts, which would have an impact on future income.

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

Back to Index

As of December 31, 2007, we had engaged in 30 interest rate swaps with a notional value of $347.9 million and a fair value of ($18.0) million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts.  The contracts we have entered into have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting.  A hedge instrument is highly effective if changes in the fair value of the derivative provide an offset to at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged.  The futures and interest rate swap contracts are carried on the consolidated balance sheets at fair value.  Any ineffectiveness which arises during the hedging relationship must be recognized in interest expense during the period in which it arises.  Before the end of the specified hedge time period, the effective portion of all contract gain and losses (whether realized or unrealized) is recorded in other comprehensive income or loss.  Realized gains and losses on futures contracts are reclassified into earnings as an adjustment to interest expense during the specified hedge time period.  Realized gains and losses on the interest rate hedges are reclassified into earnings as an adjustment to interest expense during the period after the swap repricing date through the remaining maturity of the swap.  For taxable income purposes, realized gains and losses on futures and interest rate cap and swap contracts are reclassified into earnings over the term of the hedged transactions as designated for tax.

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

Income Taxes

We expect to operate in a manner that will allow us to qualify and be taxed as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided, that at least 90% of REIT taxable income is distributed and certain other requirements are met.  If we fail to meet these requirements and do not qualify for certain statutory relief provisions, we would be subject to federal income tax.  We have a wholly-owned domestic subsidiary, Resource TRS, that we and Resource TRS have elected to be treated as a taxable REIT subsidiary.  For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in Resource TRS, because it is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code.  During the years ended December 31, 2007 and 2006, we recorded a $338,000 and $67,000, respectively, provision for income taxes related to earnings for Resource TRS.  This provision is included in general and administrative expense on our Consolidated Statement of Income.

Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Ischus CDO II, our foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account. Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision from income taxes is required; however because they are “controlled foreign corporations,” we will generally be required to include their current taxable income in our calculation of REIT taxable income.

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

Back to Index

Direct Financing Leases and Notes

We invest in small- and middle-ticket equipment leases and notes.  Investments in leases are recorded in accordance with SFAS 13, “Accounting for Leases,” as amended and interpreted.  Direct financing leases and notes transfer substantially all benefits and risks of equipment ownership to the customer.  Our investment in direct financing leases consists of the sum of the total future minimum lease payments receivable, less unearned finance income. Unearned finance income, which we recognize over the term of the lease and financing by utilizing the effective interest method, represents the excess of the total future minimum lease payments and contract payments over the cost of the related equipment. Our investment in notes receivable consists of the sum of the total future minimum loan payments receivable less unearned finance income.

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses.  Loans and leases held for investment are first individually evaluated for impairment, and then evaluated as a homogeneous pool as loans with substantially similar characteristics for impairment.  The reviews are performed at least quarterly.

For individually impaired loans, we consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based the present value of estimated cash flows; on market price, if available; or the fair value of the collateral less estimated disposition costs.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, then we will record a charge-off or write-down of the loan against the allowance for credit losses.  The balance of impaired loans and leases was $17.4 million at December 31, 2007.  The total balance of impaired loans and leases with a valuation allowance at December 31, 2007 was $17.0 million.  All of the loans deemed impaired at December 31, 2007 have an associated valuation allowance.  The total balance of impaired leases without a specific valuation allowance was $359,000 at December 31, 2007.  The specific valuation allowance related to these impaired loans and leases was $2.3 million at December 31, 2007.  The average balance of impaired loans and leases was $4.3 million during 2007.  We did not recognize any income on impaired loans and leases during 2007 once each individual loan or lease became impaired.  There were no such impaired loans or leases at December 31, 2006.

An impaired loan or lease may remain on accrual status during the period in which we are pursuing repayment of the loan or lease; however, the loan or lease would be placed on non-accrual status at such time as either (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan or lease becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the loan’s underlying collateral approximates our carrying value of such loan.  While on non-accrual status, we recognize interest income only when an actual payment is received.

The following tables show the changes in the allowance for loan and lease losses (in thousands):

	Year Ended December 31, 2007
Allowance for loan loss at December 31, 2006	$	−
Reserve charged to expense		5,918
Loans charged-off		−
Recoveries		−
Allowance for loan loss at December 31, 2007		5,918

	Year Ended December 31, 2007
Allowance for lease loss at December 31, 2006	$	−
Reserve charged to expense		293
Loans charged-off		−
Recoveries		−
Allowance for lease loss at December 31, 2007		293

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

Stock Based Compensation

Pursuant to our 2005 stock incentive plan, we granted 345,000 shares of restricted stock and options to purchase 651,666 shares of common stock to the Manager.  Holders of the restricted shares have all of the rights of a stockholder, including the right to vote and receive dividends.  We account for the restricted stock and stock options granted in accordance with the consensus in Issue 1 of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and SFAS 123, “Accounting for Stock-Based Compensation.”  During 2006, we continued to apply the provisions of EITF 96-18, but effective January 1, 2006, we also adopted the provisions of SFAS 123(R) “Share-Based Payment.”  Under SFAS 123(R), our compensation expense for options is accounted for using a fair-value-based method with the (non-cash) compensation expense being recorded in the financial statements over the vesting period.  We elected to use the modified prospective transition method as permitted by SFAS 123(R) and, therefore, have not restated financial results for prior periods.  The adoption of SFAS 123(R) did not have any significant impact on prior periods.  In accordance with EITF 96-18, we recorded the stock and options in stockholders’ equity at fair value through an increase to additional paid-in-capital and an off-setting entry to deferred equity compensation (a contra-equity account).  We are amortizing the deferred compensation over a three year graded vesting period with the amortization expense reflected as equity compensation expense.  The unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed.  We reflect change in fair value in stockholders’ equity in the equity compensation expense recognized in that quarter and in future quarters until the stock and options are fully vested.

Back to Index

In connection with the July 2006 hiring of a commercial mortgage direct loan origination team by Resource Real Estate, Inc., a subsidiary of Resource America, we agreed to issue up to 100,000 shares of common stock and options to purchase an additional 100,000 shares of common stock if certain loan origination performance thresholds are achieved by this origination team for our account.  The performance thresholds are two-tiered.  Upon the achievement of $400.0 million of direct loan originations of commercial real estate loans, 60,000 restricted shares of common stock and options to purchase an additional 60,000 shares of common stock are issuable.  Upon the achievement of another $300.0 million of direct loan originations of commercial real estate loans, a second tranche of 40,000 restricted shares of common stock and options to purchase another 40,000 shares of common stock are issuable.  The restricted shares and options to purchase shares of common stock vest over a two-year period after issuance.  We account for equity instruments issued to non-employees for goods or services in accordance with the provisions of SFAS 123(R) and Emerging Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” ("EITF 96-18").  Accordingly, when the origination team, none of whom is an employee of the RCC, completes its performance or when a performance commitment is reached, we are required to measure the fair value of the equity instruments.  On June 27, 2007, 60,000 shares of restricted common stock and 60,000 options to purchase additional shares were issued as a result of the achievement of $400.0 million of direct loan originations of commercial real estate loans.  The restricted shares vest 50% on June 27, 2008 and 50% on June 27, 2009.  The options vest 33.3% per year beginning on June 27, 2008.

On January 5, 2007, we issued 184,541 shares of restricted common stock under our 2005 Stock Incentive Plan.  These restricted shares vest 33.3% on January 5, 2008.  The balance will vest quarterly thereafter through January 5, 2010.

On October 1, 2007, we issued 240,000 shares of restricted common stock under our 2007 Omnibus Equity Compensation Plan in two equal grants, a time based grant and a performance based grant.  The time-based restricted share grant vests 15% on June 30, 2008 and 15% on June 30, 2009.  The balance will vest on December 31, 2010.  The performance-based restricted share grant will be earned one-third per year on the satisfaction of certain performance criteria, as defined on a specified measurement date over a three year period.  These shares will vest 12.5% each quarter following the measurement dates.

On October 30, 2007, we issued 50,000 shares of restricted common stock under our 2005 Stock Incentive Plan.  These restricted shares vested one ninth on December 31, 2007.  The balance will vest quarterly thereafter through December 31, 2009.

On December 26, 2007, we issued 60,000 shares of restricted common stock under our 2007 Omnibus Equity Compensation Plan .  These restricted shares vest 15% on June 30, 2008 and 15% on June 30, 2009.  The balance will vest on December 31, 2010.

We also issued 4,224, 816 and 3,588 shares of restricted stock to our non-employee directors as part of their annual compensation on March 8, 2006, February 1, 2007 and March 8, 2007, respectively.  These shares will vest in full on the first anniversary of the date of grant.

Incentive Compensation

Our management agreement with the Manager also provides for incentive compensation if our financial performance exceeds certain benchmarks.  Under the management agreement, the incentive compensation will be paid up to 75% in cash and at least 25% in stock.  The cash portion of the incentive fee is accrued and expensed during the period for which it is calculated and earned.  In accordance with SFAS  123(R) and EITF 96-18, the restricted stock portion of the incentive fee is also accrued and expensed during the period for which it is calculated and earned.  Shares granted in connection with the incentive fee will vest immediately.  For the year ended December 31, 2007, the Manager received incentive management compensation of $1.5 million which was comprised of $924,000 in cash and $551,000 in stock (37,543 shares).

Back to Index
Variable Interest Entities

In December 2003, the FASB, issued FIN 46-R.  FIN 46-R addresses the application of Accounting Research Bulletin 51, ‘‘Consolidated Financial Statements,’’ to a variable interest entity, or VIE, and requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity which we refer to as variable interests.  We consider all counterparties to a transaction to determine whether a counterparty is a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity.  We perform analyses to determine whether we are the primary beneficiary.  As of December 31, 2007, we determined that Resource Real Estate Funding CDO 2007-1, Resource Real Estate Funding CDO 2006-1, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO were VIEs and that we were the primary beneficiary of Resource Real Estate Funding CDO 2007-1, Resource Real Estate Funding CDO 2006-1, Apidos CDO I, Apidos CDO III Apidos Cinco CDO.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position 140-3, or FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and repurchase financing.  FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  We do not expect FSP FAS 140-3 will have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  We are currently determining the effect, if any, that SFAS 160 will have on our consolidated financial statements.  SFAS 160 is effective for fiscal years beginning after December 15, 2009.

In December 2007, the Securities and Exchange Commission, or SEC issued Staff Accounting Bulletin 110, or SAB 110.  SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities − Including an amendment of FASB Statement 115, or SFAS 159.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  We are required to adopt SFAS 159 in the first quarter of 2008 and are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements,” or SFAS 157.  SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and expands the disclosure of fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We are currently determining the effect, if any, the adoption of SFAS 157 will have on our financial statements.

Back to Index

In July 2006, the FASB issued Interpretation 48, or FIN 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of SFAS 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return.  We adopted FIN 48 on January 1, 2007.  The adoption had no material effect on our consolidated financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007 and 2006, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The following sensitivity analysis tables show, at December 31, 2007 and 2006, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	December 31, 2007
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value		$28,756		$27,154		$11,519
Change in fair value		$1,602	$	−		$(15,635)
Change as a percent of fair value		5.90%		−		57.58%

Repurchase and warehouse agreements (2)
Fair value		$207,908		$207,908		$207,908
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(33,731)		$(18,040)		$(3,234)
Change in fair value		$(15,691)	$	−		$14,806
Change as a percent of fair value		N/M		−		N/M

Back to Index

	December 31, 2006
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
ABS-RMBS, CMBS and other ABS(1)
Fair value		$37,962		$35,900		$34,036
Change in fair value		$2,062	$	−		$(1,864)
Change as a percent of fair value		5.74%		−		5.19%

Repurchase and warehouse agreements (2)
Fair value		$205,130		$205,130		$205,130
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(14,493)		$(2,904)		$7,144
Change in fair value		$(11,589)	$	−		$10,048
Change as a percent of fair value		N/M		−		N/M

(1)	Includes the fair value of available-for-sale investments that are sensitive to interest rate changes.

(2)	The fair value of the repurchase agreements and warehouse agreements would not change materially due to the short-term nature of these instruments.

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

Risk Management

To the extent consistent with maintaining our status as a REIT, we seek to manage our interest rate risk exposure to protect our portfolio of fixed-rate commercial real estate mortgages and CMBS and related debt against the effects of major interest rate changes.  We generally seek to manage our interest rate risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our mortgage-backed securities and our borrowings;

•	attempting to structure our borrowing agreements for our CMBS to have a range of different maturities, terms, amortizations and interest rate adjustment periods; and

•
using derivatives, financial futures, swaps, options, caps, floors and forward sales, to adjust the interest rate sensitivity of our fixed-rate commercial real estate mortgages and CMBS and our borrowing.

Back to Index

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Resource Capital Corp.

We have audited the accompanying consolidated balance sheets of Resource Capital Corp. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and the period from March 8, 2005 (Date Operations Commenced) to December 31, 2005. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007, 2006 and the period from March 8, 2005 (Date Operations Commenced) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Resource Capital Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our reported dated March 14, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 14, 2008

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$6,029	$5,354
Restricted cash	119,482	32,731
Investment securities available-for-sale, pledged as collateral, at fair value	65,464	420,997
Loans, pledged as collateral and net of allowances of $5.9 million and $0	1,766,639	1,240,288
Direct financing leases and notes, pledged as collateral and net of allowance of $0.3 million and $0 and net of unearned income	95,030	88,970
Investments in unconsolidated entities	1,805	1,548
Interest receivable	11,965	8,839
Principal paydown receivables	836	503
Other assets	4,898	3,599
Total assets	$2,072,148	$1,802,829
LIABILITIES
Borrowings	$1,760,969	$1,463,853
Distribution payable	10,366	7,663
Accrued interest expense	7,209	6,523
Derivatives, at fair value	18,040	2,904
Accounts payable and other liabilities	3,958	4,335
Total liabilities	1,800,542	1,485,278
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	-
Common stock, par value $0.001: 500,000,000 shares authorized; 25,103,532 and 23,821,434 shares issued and outstanding (including 581,493 and 234,224 unvested restricted shares)	25	24
Additional paid-in capital	355,205	341,400
Deferred equity compensation	−	(1,072)
Accumulated other comprehensive loss	(38,323)	(9,279)
Distributions in excess of earnings	(45,301)	(13,522)
Total stockholders’ equity	271,606	317,551
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,072,148	$1,802,829

See accompanying notes to consolidated financial statements

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	December 31, 2007	December 31, 2006	Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005
REVENUES
Loans	$138,078	$70,588	$14,662
Securities	28,810	56,048	44,247
Leases	7,553	5,259	578
Interest income – other	2,554	5,180	1,900
Interest income	176,995	137,075	61,387
Interest expense	121,564	101,851	43,062
Net interest income	55,431	35,224	18,325

OPERATING EXPENSES
Management fees - related party	6,554	4,838	3,012
Equity compensation – related party	1,565	2,432	2,709
Professional services	2,911	1,881	580
Insurance	466	498	395
General and administrative	1,581	1,428	1,032
Income tax expense	338	67	−
Total operating expenses	13,415	11,144	7,728

NET OPERATING INCOME	42,016	24,080	10,597

OTHER (EXPENSES) REVENUES
Net realized (losses) gains on sales of investments	(15,098)	(8,627)	311
Gain on deconsolidation of VIE	14,259	−	−
Provision for loan and lease losses	(6,211)	−	−
Asset impairments	(26,277)	−	−
Other income	201	153	−
Total (expenses) revenue	(33,126)	(8,474)	311

NET INCOME	$8,890	$15,606	$10,908

NET INCOME PER SHARE – BASIC	$0.36	$0.89	$0.71

NET INCOME PER SHARE – DILUTED	$0.36	$0.87	$0.71

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	24,610,468	17,538,273	15,333,334

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	24,860,184	17,881,355	15,405,714

DIVIDENDS DECLARED PER SHARE	$1.62	$1.49	$0.86

See accompanying notes to consolidated financial statements

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and
Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005
(in thousands, except share and per share data)

	Shares	Amount	Additional Paid-In Capital	Deferred Equity Compensation		Accumulated Other Comprehensive Loss		Retained Earnings		Distributions in Excess of Earnings		Treasury Shares		Total Stockholders’ Equity	Comprehensive Loss
Common shares issued	15,333,334	$15	$215,310	$	−	$	−		−	$	−	$	−	$215,325	$	−
Offering costs	−	−	(541)		−		−		−		−		−	(541)		−
Stock based compensation	349,000	1	5,392		(5,393)		−		−		−		−	−		−
Amortization of stock based compensation	−	−	−		2,709		−		−		−		−	2,709		−
Net income	−	−	−		−		−		10,908		−		−	10,908		10,908
Available-for-sale securities, fair value adjustment	−	−	−		−		(22,357)		−		−		−	(22,357)		(22,357)
Designated derivatives, fair value adjustment	−	−	−		−		2,776		−		−		−	2,776		2,776
Distributions on common stock	−	−	−		−		−		(10,908)		(2,579)		−	(13,487)
Comprehensive loss	−	−	−		−		−		−		−		−	−		$(8,673)
Balance, December 31, 2005	15,682,334	16	220,161		(2,684)		(19,581)		−		(2,579)		−	195,333
Net proceeds from common stock offerings	8,120,800	8	123,213		−		−		−		−		−	123,221		−
Offering costs	−	−	(2,988)		−		−		−		−		−	(2,988)		−
Stock based compensation	18,300	−	254		(60)		−		−		−		−	194		−
Stock based compensation, fair value adjustment	−	−	760		(760)		−		−		−		−	−		−
Amortization of stock based compensation	−	−	−		2,432		−		−		−		−	2,432		−
Net income	−	−	−		−		−		15,606		−		−	15,606		15,606
Available-for-sale securities, fair value adjustment	−	−	−		−		16,325		−		−		−	16,325		16,325
Designated derivatives, fair value adjustment	−	−	−		−		(6,023)		−		−		−	(6,023)		(6,023)
Distributions on common stock	−	−	−		−		−		(15,606)		(10,943)		−	(26,549)		−
Comprehensive income	−	−	−		−		−		−		−		−	−		$25,908
Balance, December 31, 2006	23,821,434	24	341,400		(1,072)		(9,279)		−		(13,522)		−	317,551
Net proceeds from common stock offerings	650,000	1	10,134		−		−		−		−		−	10,135		−
Offering costs	−	−	(406)		−		−		−		−		−	(406)		−
Reclassification of deferred equity compensation	−	−	(1,072)		1,072		−		−		−		−	−		−
Stock based compensation	526,448	−	723		−		−		−		−		−	723		−
Stock based compensation, fair value adjustment	−	−	−		−		−		−		−		−	−		−
Exercise of common stock warrants	375,547	−	5,632		−		−		−		−		−	5,632		−
Amortization of stock based compensation	−	−	1,565		−		−		−		−		−	1,565		−
Repurchase and retirement of treasury shares	(263,000)	−	−		−		−		−		−		(2,771)	(2,771)
Forfeiture of unvested stock	(6,897)	−	−		−		−		−		−		−	−
Net income	−	−	−		−		−		8,890		−		−	8,890		8,890
Available-for-sale securities, fair value adjustment	−	−	−		−		(16,544)		−		−		−	(16,544)		(16,544)
Designated derivatives, fair value adjustment	−	−	−		−		(12,500)		−		−		−	(12,500)		(12,500)
Distributions on common stock	−	−	−		−		−		(8,890)		(31,779)		−	(40,669)
Comprehensive loss	−	−	−		−		−		−		−		−	−		$(20,154)
Balance, December 31, 2007	25,103,532	$25	$357,976	$	−		$(38,323)	$	−		$(45,301)		$(2,771)	$271,606
See accompanying notes to consolidated financial statements

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	December 31,		Period from March 8, 2005 (Date Operations Commenced) to December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,890	$15,606	$10,908
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	793	399	5
Amortization of premium (discount) on investments	(1,034)	(709)	(362)
Amortization of discount on notes	83	4	−
Amortization of debt issuance costs	2,681	1,608	461
Amortization of stock-based compensation	1,565	2,432	2,709
Non-cash incentive compensation to the Manager	774	280	86
Gain on deconsolidation of VIEs	(14,259)	−	−
Net realized gain on derivative instruments	(174)	(3,449)	−
Net realized losses (gains) on investments	15,098	11,201	(311)
Asset impairments	26,278	−	−
Provision for loan and lease losses	6,211	−	−
Changes in operating assets and liabilities:
Increase in restricted cash	(16,775)	(15,894)	(12,288)
Increase (decrease) in interest receivable, net of purchased interest	(4,881)	332	(9,339)
Increase in accounts receivable	(511)	(303)	−
Increase (decrease) in principal paydowns receivable	(333)	5,301	(5,805)
(Decrease) increase in management and incentive fee payable	(647)	417	810
Increase in security deposits	134	725	−
Increase in accounts payable and accrued liabilities	54	1,698	501
Increase (decrease) in accrued interest expense	993	(4,774)	11,595
Increase in other assets	(1,562)	(2,002)	(1,365)
Net cash provided by (used in) operating activities	23,378	12,872	(2,395)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(71,930)	7,279	(11,829)
Purchase of securities available-for-sale	(87,378)	(40,147)	(1,557,752)
Principal payments on securities available-for-sale	11,333	129,900	136,688
Proceeds from sale of securities available-for-sale	29,867	884,772	8,483
Distribution from unconsolidated entities	517	−	−
Purchase of loans	(1,296,938)	(1,067,068)	(633,359)
Principal payments received on loans	572,046	205,546	35,130
Proceeds from sale of loans	183,455	128,498	91,023
Purchase of direct financing leases and notes	(38,735)	(106,742)	(25,097)
Principal payments received on direct financing leases and notes	26,366	24,634	1,780
Proceeds from sale of direct financing leases and notes	6,378	17,261	−
Purchase of property and equipment	−	(6)	(5)
Net cash used in (provided by) investing activities	(665,019)	183,927	(1,954,938)

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)

	December 31,			Period from March 8, 2005 (Date Operations Commenced) to December 31,
	2007	2006		2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $406, $2,988 and $541)	15,362		120,232	214,784
Repurchase of common stock	(2,771)		−	−
Proceeds from borrowings:
Repurchase agreements	464,137		7,170,093	8,446,739
Collateralized debt obligations	674,653		527,980	697,500
Unsecured revolving credit facility	10,000		25,500	15,000
Secured term facility	30,077		112,887	−
Payments on borrowings:
Repurchase agreements	(468,102)		(8,116,131)	(7,380,566)
Collateralized debt obligations	(993)		−	−
Unsecured revolving credit facility	(10,000)		(40,500)	−
Secured term facility	(23,011)		(28,214)	−
Issuance of Trust Preferred Securities	−		50,000	−
Settlement of derivative instruments	2,581		3,335	−
Payment of debt issuance costs	(11,651)		(9,825)	(10,554)
Distributions paid on common stock	(37,966)		(24,531)	(7,841)
Net cash provided by (used in) financing activities	642,316		(209,174)	1,975,062
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	675		(12,375)	17,729
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,354		17,729	−
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,029		$5,354	$17,729

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid	$10,366		$7,663	$5,646
Issuance of restricted stock	$6,650	$	−	$5,175
Purchase of loans on warehouse line	$(311,069)		$(222,577)	$(537,672)
Proceeds from warehouse line	$311,069		$222,577	$537,672
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$136,683		$137,748	$46,268
Income taxes paid in cash	$90	$	−	$ −

See accompanying notes to consolidated financial statements

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 − ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource Capital Corp. and subsidiaries’ (the ‘‘Company’’) principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (Nasdaq: REXI).

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

-	Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and TRS. Apidos CDO III was established to complete a CDO secured by a portfolio of bank loans.

-	Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company and TRS. Apidos Cinco CDO was established to complete a CDO secured by a portfolio of bank loans.

•	Resource TRS, Inc. (“Resource TRS”), the Company's directly-owned TRS, holds all the Company’s direct financing leases and notes.

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Principles of Consolidation − (Continued)

When the Company obtains an explicit or implicit interest in an entity, the Company evaluates the entity to determine if the entity is a variable interest entity (“VIE”), and, if so, whether or not the Company is deemed to be the primary beneficiary of the VIE, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46-R”).  Generally, the Company consolidates VIEs for which the Company is deemed to be the primary beneficiary or for non-VIEs which the Company controls. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE.  When determining the primary beneficiary of a VIE, the Company considers its aggregate explicit and implicit variable interests as a single variable interest.  If the Company’s single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Company is considered the primary beneficiary of the VIE.  The Company reconsiders its determination of whether an entity is a VIE and whether the Company is the primary beneficiary of such VIE if certain events occur.

The Company has a 100% interest in two trusts, Resource Capital Trust I (“RCT I”) and Resource Capital Trust II (“RCT II”).  Because the Company is not deemed to be the primary beneficiary of either trust, RCT I and RCT II are not consolidated in the Company’s consolidated financial statements, and are accounted for as investments in unconsolidated entities on the consolidated balance sheet.  For the years ended December 31, 2007 and 2006, the Company recognized $146,000 and $56,000, respectively, of income on its investment in RCT I and RCT II.  For the years ended December 31, 2007 and 2006, the Company recognized $4.8 million and $2.1 million, respectively, of interest expense which included $117,000 and $43,000, respectively, of amortization of deferred debt issuance costs.

All inter-company transactions and balances have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase, which include overnight deposits in the form of reverse repurchase agreements that are held at financial institutions.

Investment Securities Available for Sale

The Company accounts for its investments in securities under SFAS 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities,” which requires the Company to classify its investment portfolio as either trading investments, available-for-sale or held-to-maturity.  Although the Company generally plans to hold most of its investments to maturity, it may, from time to time, sell any of its investments due to changes in market conditions or in accordance with its investment strategy.  Accordingly, the Company classifies all of its investment securities as available-for-sale and reports them at fair value, based on market prices provided by dealers.  Unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity.

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Investment Securities Available for Sale − (Continued)

The Company evaluates its investments for other-than-temporary impairment in accordance with SFAS 115 and related prouncements, which requires an investor to determine when an investment is considered impaired (i.e., when its fair value has declined below its amortized cost), evaluate whether that impairment is other than temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognizes an impairment loss equal to the difference between the investment’s cost and its fair value.

Investment securities transactions are recorded on the trade date.  Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date.  Realized gains and losses on investment securities are determined on the specific identification method.

Interest Income Recognition

Interest income on the Company’s mortgage-backed and other asset-backed securities is accrued using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets.  Premiums and discounts are amortized or accreted into interest income over the lives of the securities also using the effective yield method (or a method that approximates effective yield), adjusted for the effects of estimated prepayments based on SFAS 91, ‘‘Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,’’ (“SFAS 91”).  For an investment purchased at par, the effective yield is the contractual interest rate on the investment.  If the investment is purchased at a discount or at a premium, the effective yield is computed based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium.  The effective yield method requires the Company to make estimates of future prepayment rates for its investments that can be contractually prepaid before their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment.  The prepayment estimates that the Company uses directly impact the estimated remaining lives of its investments.  Actual prepayment estimates are reviewed as of each quarter end or more frequently if the Company becomes aware of any material information that would lead it to believe that an adjustment is necessary. If prepayment estimates are incorrect, the amortization or accretion of premiums and discounts may have to be adjusted, which would have an impact on future income.

Loans

The Company acquires whole loans through direct origination, through the acquisition of participations in commercial real estate loans and corporate leveraged loans in the secondary market and through syndications of newly originated loans.  Loans are held for investment; therefore, the Company initially records them at their acquisition price, and subsequently, accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts.  In certain instances, where the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease, the Company may sell a loan held for investment due to adverse changes in credit fundamentals.  Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company identifies these loans as “Loans held for sale” and will account for them at the lower of amortized cost or fair value.

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses.  Loans and leases held for investment are first individually evaluated for impairment, and then evaluated as a homogeneous pool as loans with substantially similar characteristics for impairment.  The reviews are performed at least quarterly.

For individually impaired loans, the Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based the present value of estimated cash flows; on market price, if available; or the fair value of the collateral less estimated disposition costs.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, then the Company will record a charge-off or write-down of the loan against the allowance for credit losses.  The balance of impaired loans and leases was $17.4 million at December 31, 2007.  The total balance of impaired loans and leases with a valuation allowance at December 31, 2007 was $17.0 million.  All of the loans deemed impaired at December 31, 2007 have an associated valuation allowance.  The total balance of impaired leases without a specific valuation allowance was $359,000 at December 31, 2007.  The specific valuation allowance related to these impaired loans and leases was $2.3 million at December 31, 2007.  The average balance of impaired loans and leases was $4.3 million during 2007.  The Company did not recognize any income on impaired loans and leases during 2007 once each individual loan or lease became impaired.  There were no such impaired loans or leases at December 31, 2006.

An impaired loan or lease may remain on accrual status during the period in which the Company is pursuing repayment of the loan or lease; however, the loan or lease would be placed on non-accrual status at such time as either (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan or lease becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received.

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Allowance for Loan and Lease Losses − (Continued)

The following tables show the changes in the allowance for loan and lease losses (in thousands):

	Year Ended December 31, 2007
Allowance for loan loss at December 31, 2006	$	−
Reserve charged to expense		5,918
Loans charged-off		−
Recoveries		−
Allowance for loan loss at December 31, 2007		5,918

	Year Ended December 31, 2007
Allowance for lease loss at December 31, 2006	$	−
Reserve charged to expense		293
Loans charged-off		−
Recoveries		−
Allowance for lease loss at December 31, 2007		293

Accounting for Certain Mortgage-Backed Securities (“MBS”) and Related Repurchase Agreements

In certain circumstances, the Company has purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty.  The Company’s policy is to currently record the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets.  Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated statements of income.  However, under a certain technical interpretation of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets” (“SFAS 140”) such transactions may not qualify as a purchase.  Management of the Company believes, based upon its determination that the method it has adopted is industry practice, that it is accounting for these transactions in an appropriate manner.  However, the result of this technical interpretation would prevent the Company from presenting the debt investments and repurchase agreements and the related interest income and interest expense on a gross basis on the Company’s consolidated financial statements.  Instead, the Company would present the net investment in these transactions with the counterparty as a derivative with the corresponding change in fair value of the derivative being recorded through earnings.  The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty.  As of December 31, 2007, the Company had no transactions where debt instruments were financed with the same counterparty.  As of December 31, 2006, the Company had one transaction where debt instruments were financed with the same counterparty.

Comprehensive Income

Comprehensive income for the Company includes net income and the change in net unrealized gains/ (losses) on available-for-sale securities and derivative instruments used to hedge exposure to interest rate fluctuations and protect against declines in the market-value of assets resulting from general trends in debt markets.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Income Taxes

The Company operates in such a manner as to qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"); therefore applicable REIT taxable income is included in the taxable income of its shareholders, to the extent distributed by the Company.  To maintain REIT status for Federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other qualification requirements as defined under the Code.  Accordingly, the Company is not subject to federal corporate income tax to extent that it distributes 100% of its REIT taxable income each year.

Taxable income from non-REIT activities managed through Resource TRS are subject to federal, state and local income taxes.  Resource TRS' income taxes are accounted for under the asset and liability method as required under SFAS 109 "Accounting for Income Taxes."  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of Resource TRS' assets and liabilities.

Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Ischus CDO II, the Company’s foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I’s, Apidos CDO III’s and Apidos Cinco CDO’s current taxable income in its calculation of REIT taxable income.

Stock Based Compensation

The Company follows SFAS 123(R), “Share Based Payment,” (“SFAS 123(R)”).  Issuances of restricted stock and options are accounted for using the fair value based methodology prescribed by SFAS 123(R) whereby the fair value of the award is measured on the grant date and expensed monthly to equity compensation expense - related party on the consolidated statements of income with an offsetting entry to additional paid-in capital.  For issuances to the Company’s Manager and to non-employees, the unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed.  For issuances to the Company’s five non-employee directors, the amount is not remeasured under the fair value-based method.  The compensation for each of these issuances is amortized over the service period and included in equity compensation expense.

Incentive Compensation

The Management Agreement provides for incentive compensation if the Company’s financial performance exceeds certain benchmarks.  See Note 12 for further discussion on the specific terms of the computation and payment of the incentive fee.

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Incentive Compensation − (Continued)

The incentive fee will be paid up to 75% in cash and at least 25% in restricted stock.  The cash portion of the incentive fee is accrued and expensed during the period for which it is calculated and earned.  In accordance with SFAS 123(R) and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), the restricted stock portion of the incentive fee is also accrued and expensed during the period for which it is calculated and earned.  Shares granted in connection with the incentive fee will vest immediately.  The Manager earned an incentive management fee of $1.5 million of which $924,000 was paid in cash and $551,000 was paid in stock (37,543 shares) for the period from January 1, 2007 to December 31, 2007.  The Manager earned an incentive management fee of $1.1 million of which $840,000 was paid in cash and $280,000 was paid in stock (18,298 shares) for the period from January 1, 2006 to December 31, 2006.  The Manager earned an incentive management fee of $344,000 of which $258,000 was paid in cash and $86,000 was paid in stock (5,738 shares) for the period from March 8, 2005 to December 31, 2005.

Net Income Per Share

In accordance with the provisions of SFAS 128, ‘‘Earnings per Share,’’ (“SFAS 128”) the Company calculates basic income per share by dividing net income for the period by weighted-average shares of its common stock, including vested restricted stock, outstanding for that period.  Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (see Note 11).

Derivative Instruments

The Company’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks.  The Company has designated these transactions as cash flow hedges.  The contracts or hedge instruments are evaluated at inception and at subsequent balance sheet dates to determine if they qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”).  SFAS 133 requires the Company recognize all derivatives on the balance sheet at fair value.  The Company records changes in the estimated fair value of the derivative in other comprehensive income to the extent that it is effective.  Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position 140-3, or FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and repurchase financing.  FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company does not expect FSP FAS 140-3 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The Company is currently determining the effect, if any, that SFAS 160 will have on its consolidated financial statements.  SFAS 160 is effective for fiscal years beginning after December 15, 2009.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”).  SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities − Including an amendment of FASB Statement 115,” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and expands the disclosure of fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently determining the effect, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

In July 2006, the FASB issued Interpretation FIN 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of SFAS 109,” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return.  The Company adopted FIN 48 on January 1, 2007.  The adoption had no material effect on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements to conform to the 2007 presentation.

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 3 − RESTRICTED CASH

Restricted cash consists of $103.6 million held in five consolidated CDO trusts, $7.1 million in cash collateralizing outstanding margin calls and a $4.8 million credit facility reserve used to fund future investments that will be acquired by the Company’s three closed bank loan CDO trusts.  The remaining $4.0 million consists of interest reserves and security deposits held in connection with the Company’s equipment lease and note portfolio.

NOTE 4 – DECONSOLIDATION OF VARIABLE INTEREST ENTITY

The Company consolidates VIEs if the Company determines it is the primary beneficiary, in accordance with FIN 46-R.  During the quarter year ended December 31, 2007, the Company sold a portion of its preferred shares in Ischus CDO II to an independent third party.  The sale was deemed to be a reconsideration event under FIN 46-R and the Company determined it was no longer the primary beneficiary.  Therefore, as of the date of the sale, the Company deconsolidated Ischus CDO II and wrote down its investment in this CDO by $15.6 million which is recorded in net realized (losses) gains on sales of investments on the Company’s consolidated statement of income.  Additionally, the losses the Company recorded on the sales of the net assets were in excess of its cost basis and, as a result, the Company recorded a gain on the deconsolidation of Ischus CDO II of $14.3 million.

At December 31, 2007, the Company’s remaining value of its preferred shares in Ischus CDO II was $257,000.  The Company will recognize income on these preferred shares using the cost recovery method.  During the period from deconsolidation through December 31, 2007, the Company collected cash distributions of $465,000, which was all applied as a reduction of the Company’s investment.  No income was recognized on this investment from the period of deconsolidation through December 31, 2007.

The following table summarizes the Company’s calculation of its loss on its investment in Ischus CDO II (in thousands):

December 31, 2007
Write-down of Investment in Ischus CDO II
Original investment	$27,000
Cumulative cash distributions	(10,697)
Net basis	16,303
Investment valuation at time of sale	(722)
Write-down of investment	$15,581

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 4 – DECONSOLIDATION OF VARIABLE INTEREST ENTITIES − (Continued)

The following tables summarize the balance sheet and statement of operations of Ischus CDO II as of the date of deconsolidation during 2007 and its income statements for historical periods.  The statement of operations for Ischus CDO II is included in the Company’s consolidated statement of income during 2007 whereas the assets of the consolidated balance sheet below have been removed from the Company’s consolidated balance sheet as of December 31, 2007.  The following table also describes the non-cash changes in the Company’s assets and liabilities during 2007 caused by the deconsolidation of Ischus CDO II (in thousands):

November 13, 2007
ASSETS
Available-for-sale securities, pledged	$214,769
Restricted cash	1,954
Interest receivable	1,747
Other assets	191
Total assets	$218,661
LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$370,688
Accrued interest and other payables	414
Other comprehensive loss	(154,486)
RCC investment at date of deconsolidation	16,304
232,920
Gain on deconsolidation of VIE	(14,259)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,661

	December 31, 2007	December 31, 2006	Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005
REVENUES
Securities	$24,463	$27,189	$9,252
Interest income – other	134	86	100
Total interest income	24,597	27,275	9,352
Interest expense	19,688	21,666	7,161
Net interest income	4,909	5,609	2,191

OPERATING EXPENSES
Professional services	138	228	97
General and administrative	83	99	45
Total operating expenses	221	327	142

NET OPERATING INCOME	4,688	5,282	2,049

OTHER (EXPENSES) REVENUES
Net realized gain (loss) on investments	47	(47)	−
Asset impairments	(26,277)	−	−
Total expenses	(26,230)	(47)	−

NET (LOSS) INCOME	$(21,542)	$5,235	$2,049

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's mortgage-backed securities, other asset-backed securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains		Unrealized Losses	Estimated Fair Value (1)
December 31, 2007:
Commercial mortgage-backed private placement	$82,373	$	−	$(17,809)	$64,564
Other asset-backed	5,665		−	(4,765)	900
Total	$88,038	$	−	$(22,574)	$65,464
December 31, 2006:
ABS-RMBS	$348,496		$913	$(6,561)	$342,848
Commercial mortgage-backed	27,951		23	(536)	27,438
Commercial mortgage-backed private placement	30,055		−	−	30,055
Other asset-backed	20,526		130	−	20,656
Total	$427,028		$1,066	$(7,097)	$420,997

(1)	As of December 31, 2007 and 2006, all securities were pledged as collateral security under related financings.

The following table summarizes the estimated maturities of the Company’s mortgage-backed securities, other asset-backed securities and private equity investments according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost		Weighted Average Coupon
December 31, 2007:
Less than one year		$11,908		$12,824	6.15%
Greater than one year and less than five years		19,042		21,589	6.16%
Greater than five years		34,514		53,625	5.85%
Total		$65,464		$88,038	5.96%
December 31, 2006:
Less than one year	$	−	$	−	−%
Greater than one year and less than five years		378,057		383,700	6.78%
Greater than five years		42,940		43,328	6.15%
Total		$420,997		$427,028	6.71%

The contractual maturities of the investment securities available-for-sale range from July 2017 to March 2051.

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months				Total
	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
December 31, 2007:
Commercial mortgage- backed private placement	$64,564	$(17,809)	$	−	$	−	$64,564	$(17,809)
Other asset-backed	900	(4,765)		−		−	900	(4,765)
Total temporarily impaired securities	$65,464	$(22,574)	$	−	$	−	$65,464	$(22,574)
December 31, 2006:
ABS-RMBS	$143,948	$(2,580)		$86,712		$(3,981)	$230,660	$(6,561)
Commercial mortgage- backed	−	−		19,132		(536)	19,132	(536)
Total temporarily impaired securities	$143,948	$(2,580)		$105,844		$(4,517)	$249,792	$(7,097)

The temporary impairment of the investment securities available-for-sale results from the fair value of the securities falling below their amortized cost basis and is primarily attributed to changes in interest rates and market conditions.  The Company intends and has the ability to hold the securities until the fair value of the securities held is recovered, which may be maturity.  As of December 31, 2007, the Company recognized $26.3 million of other-than-temporary impairment on its securities.  No such impairment was recognized for the year ended December 31, 2006.  As a result of the impairment charge, the cost of these securities was written down to fair value.  The assets that related to these impairment charges were part of Ischus CDO II.  In November 2007, Ischus CDO II was deconsolidated and this impairment charge was offset through the gain recorded on deconsolidation of $14.3 million (see Note 4).  The Company does not believe that any other of its securities classified as available-for-sale were other-than-temporarily impaired as of December 31, 2007.

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

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 6 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium	Carrying Value (1)
December 31, 2007:
Bank loans	$931,107	$(6)	$931,101
Commercial real estate loans:
Whole loans	532,277	(3,559)	528,718
B notes	89,448	129	89,577
Mezzanine loans	227,597	(4,435)	223,162
Total commercial real estate loans	849,322	(7,865)	841,457
	1,780,429	(7,871)	1,772,558
Allowance for loan loss	(5,919)	−	(5,919)
Total	$1,774,510	$(7,871)	$1,766,639

December 31, 2006:
Bank loans	$613,322	$908	$614,230
Commercial real estate loans:
Whole loans	190,768	−	190,768
A notes	42,515	−	42,515
B notes	203,553	33	203,586
Mezzanine loans	194,776	(5,587)	189,189
Total commercial real estate loans	631,612	(5,554)	626,058
Total	$1,244,934	$(4,646)	$1,240,288

(1)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2007 and December 31, 2006.

                 As of December 31, 2007, approximately 16% of the Company’s portfolio was concentrated in California.

        At December 31, 2007, the Company’s bank loan portfolio consisted of $928.3 million of floating rate loans, which bear interest between the London Interbank Offered Rate (“LIBOR”) plus 1.38% and LIBOR plus 7.50%, with maturity dates ranging from July 2008 to August 2022.

At December 31, 2006, the Company’s bank loan portfolio consisted of $614.2 million of floating rate loans, which bear interest between LIBOR plus 1.38% and LIBOR plus 7.50%, with maturity dates ranging from March 2008 to August 2022, and a $249,000 fixed rate loan, which bears interest at 6.25% with a maturity date of September 2015.

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 6 – LOANS HELD FOR INVESTMENT − (Continued)

The following is a summary of the loans in the Company’s commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates
December 31, 2007:
Whole loans, floating rate	28	$430,776	LIBOR plus 1.50% to LIBOR plus 4.25%	May 2008 to July 2010
Whole loans, fixed rate	7	97,942	6.98% to 8.57%	May 2009 to August 2012
B notes, floating rate	3	33,570	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2008 to October 2008
B notes, fixed rate	3	56,007	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	11	141,894	LIBOR plus 2.15% to LIBOR plus 3.45%	February 2008 to May 2009
Mezzanine loans, fixed rate	7	81,268	5.78% to 11.00%	October 2009 to September 2016
Total	59	$841,457

December 31, 2006:
Whole loans, floating rate	9	$190,768	LIBOR plus 2.50% to LIBOR plus 3.65%	August 2007 to January 2010
A notes, floating rate	2	42,515	LIBOR plus 1.25% to LIBOR plus 1.35%	January 2008 to April 2008
B notes, floating rate	10	147,196	LIBOR plus 1.90% to LIBOR plus 6.25%	April 2007 to October 2008
B notes, fixed rate	3	56,390	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	7	105,288	LIBOR plus 2.20% to LIBOR plus 4.50%	August 2007 to October 2008
Mezzanine loans, fixed rate	8	83,901	5.78% to 11.00%	August 2007 to September 2016
Total	39	$626,058

As of December 31, 2007, the Company had recorded a provision for loan loss of $5.9 million consisting of a $2.7 million provision on the Company’s bank loan portfolio and a $3.2 million provision on the Company’s commercial real estate portfolio as a result of the Company having two bank loans and one commercial real estate loan that were deemed impaired.  As of December 31, 2006, the Company had not recorded an allowance for loan losses.

The Company has one Mezzanine Loan, with a book value of $11.7 million, net of a reserve of $1.1 million, that is secured by 100% of the equity interests in two shopping centers.  The Company had been informed in writing that the Borrower would be making the February 2008 payment directly to the Company on March 17, 2008 and that funds sufficient to make the March 2008 payment were on deposit with the special servicer of the senior loan secured by the properties.  However, on March 17, 2008, the borrower informed the Company that it would not make the February 2008 payment directly to the Company, but would direct such payment to the special servicer.  The special servicer has informed the Company that it will hold the February 2008 and March 2008 payments in a curtailment account until the borrower provides certain financial information.  The Company continues to work closely with the borrower and special servicer.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 7 –DIRECT FINANCING LEASES AND NOTES

The Company’s direct financing leases and notes have initial lease and note terms of 72 months and 73 months, as of December 31, 2007 and 2006, respectively.  The interest rates on notes receivable range from 6.8% to 14.5% and from 6.5% to 12.4%, as of December 31, 2007 and 2006, respectively.  Investments in direct financing leases and notes, net of unearned income, were as follows (in thousands):

	December 31,
	2007		2006
Direct financing leases, net of unearned income	$28,880		$30,270
Notes receivable	66,150		58,700
Total	$95,030	(1)	$88,970

(1)	Includes $293,000 provision for lease losses.

The components of the net investment in direct financing leases are as follows (in thousands):

	December 31,
	2007	2006
Total future minimum lease payments	$34,009	$36,008
Unguaranteed residual	21	−
Unearned income	(5,150)	(5,738)
Total	$28,880	$30,270

The future minimum lease payments expected to be received on non-cancelable direct financing leases and notes were as follows (in thousands):

Years Ending December 31,	Direct Financing Leases	Notes	Total
2008	$10,820	$12,687	$23,507
2009	8,486	12,171	20,657
2010	7,775	11,412	19,187
2011	3,962	9,661	13,623
2012	2,188	8,883	11,071
Thereafter	778	11,336	12,114
	$34,009	$66,150	$100,159

At December 31, 2007, the Company had three leases that were sufficiently delinquent with respect to scheduled payments of interest to require a provision for lease losses.  As a result, the Company had recorded an allowance for lease losses of $293,000 for the year ended December 31, 2007.  At December 31, 2006, all of the Company’s leases were current with respect to the scheduled payments of principal and interest.

NOTE 8 – BORROWINGS

The Company has financed the acquisition of its investments, including securities available-for-sale, loans and equipment leases and notes, primarily through the use of secured and unsecured borrowings in the form of CDOs, repurchase agreements, a secured term facility, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 8 – BORROWINGS – (Continued)

Certain information with respect to the Company’s borrowings at December 31, 2007 and 2006 is summarized in the following table (dollars in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
December 31, 2007:
Repurchase Agreements (1)	$116,423	6.33%	18.5 days	$190,914
RREF CDO 2006-1 Senior Notes (2)	260,510	5.69%	38.6 years	282,849
RREF CDO 2007-1 Senior Notes (3)	345,986	5.49%	38.8 years	444,715
Apidos CDO I Senior Notes (4)	317,882	5.47%	9.6 years	309,495
Apidos CDO III Senior Notes (5)	259,178	5.59%	12.5 years	253,427
Apidos Cinco CDO Senior Notes (6)	317,703	5.38%	12.4 years	311,813
Secured Term Facility	91,739	6.82%	2.3 years	95,030
Unsecured Junior Subordinated Debentures (7)	51,548	8.86%	28.7 years	−
Total	$1,760,969	5.73%	20.1 years	$1,888,243
December 31, 2006:
Repurchase Agreements (1)	$120,457	6.18%	16 days	$149,439
RREF CDO 2006-1 Senior Notes (2)	259,902	6.17%	39.6 years	334,682
Apidos CDO I Senior Notes (4)	317,353	5.83%	10.6 years	339,858
Apidos CDO III Senior Notes (5)	258,761	5.81%	13.5 years	273,932
Ischus CDO II Senior Notes (8)	371,159	5.83%	33.6 years	390,942
Secured Term Facility	84,673	6.33%	3.25 years	88,970
Unsecured Junior Subordinated Debentures (7)	51,548	9.32%	29.7 years	−
Total	$1,463,853	6.07%	21.5 years	$1,577,823

(1)
For December 31, 2007, collateral consists of available-for-sale securities with a fair value of $34.2 million and loans of $156.7 million.  For December 31, 2006, collateral consists of available-for-sale securities with a fair value of $30.1 million and loans of $119.4 million.

(2)
Amount represents principal outstanding of $265.5 million less unamortized issuance costs of $5.0 and $5.6 million as of December 31, 2007 and 2006, respectively.  This CDO transaction closed in August 2006.

(3)	Amount represents principal outstanding of $352.7 million less unamortized issuance costs of $6.7 million as of December 31, 2007. This CDO transaction closed in June 2007.

(4)	Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $3.6 million and $4.1 million as of December 31, 2007 and 2006, respectively.

(5)	Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $3.3 million and $3.7 million as of December 31, 2006.

(6)	Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $4.3 million as of December 31, 2007. This CDO transaction closed in May 2007.

(7)	Amount represents junior subordinated debentures issued to Resource Capital Trust I and RCC Trust II in May 2006 and September 2006, respectively.

(8)	Amount represents principal outstanding of $376.0 million less unamortized issuance costs of $4.8 million as of December 31, 2006.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 8 – BORROWINGS − (Continued)

The Company had repurchase agreements with the following counterparties at the dates indicated (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2007:
Natixis Real Estate Capital Inc.	$58,155	18	6.42%
Credit Suisse Securities (USA) LLC	$15,626	25	5.91%
J.P. Morgan Securities, Inc.	$886	9	5.63%
Bear, Stearns International Limited	$1,170	15	6.22%

December 31, 2006:
Credit Suisse Securities (USA) LLC	$863	11	5.40%
Bear, Stearns International Limited	$15,538	17	6.43%
Column Financial Inc, a subsidiary of Credit Suisse Securities (USA) LLC.	$13,262	18	6.42%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Repurchase and Credit Facilities

In April 2007, the Company’s indirect wholly-owned subsidiary, RCC Real Estate SPE 3, LLC, entered into a master repurchase agreement with Natixis Real Estate Capital, Inc. to be used as a warehouse facility to finance the purchase of commercial real estate loans and commercial mortgage-backed securities.  The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million.  The financing provided by the agreement matures April 18, 2010 subject to a one-year extension at the option of RCC Real Estate SPE 3 and subject further to the right of RCC Real Estate SPE 3 to repurchase the assets held in the facility earlier.  The Company paid a facility fee of 0.75% of the maximum facility amount, or $1.2 million, at closing.  In addition, once the borrowings exceed a weighted average undrawn balance of $75.0 million for the prior 90 day period, the Company will be required to pay a Non-Usage Fee on the unused portion equal to the product of (i) 0.15% per annum multiplied by, (ii) the weighted average undrawn balance during the prior 90 day period.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price, rate and term.  These are one-month contracts.  The repurchase agreement is with recourse only to the assets financed, subject to standardized exceptions relating to breaches of representations, fraud and similar matters.  The Company has guaranteed RCC Real Estate SPE 3, LLC’s performance of its obligations under the repurchase agreement.  At December 31, 2007, RCC Real Estate SPE 3 had borrowed $96.7 million, all of which the Company had guaranteed.  At December 31, 2007, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $154.2 million and had a weighted average interest rate of one-month LIBOR plus 1.39%, which was 6.42% at December 31, 2007.

In March 2006, the Company entered into a secured term credit facility with Bayerische Hypo – und Vereinsbank AG to finance the purchase of equipment leases and notes.  The maximum amount of the Company’s borrowing under this facility is $100.0 million.  Borrowings under this facility bear interest at one of two rates, determined by asset class.

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 8 – BORROWINGS − (Continued)

Repurchase and Credit Facilities − (continued)

The Company received a waiver for the period ended December 31, 2007 from Bayerische Hypo- und Vereinsbank AG with respect to its non-compliance with the tangible net worth covenant.  Under the covenant, Resource America is required to maintain a consolidated net worth (stockholder’s equity) of at least $175.0 million plus 90% of the net proceeds of any capital transactions, minus all amounts (not to exceed $50,000,000) paid by Resource America to repurchase any outstanding shares of common or preferred stock of the Company, measured by each quarter end, as further described in the agreement.

The Company paid $300,000 in commitment fees during the year ended December 31, 2006.  Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility in the consolidated statements of income.  The Company paid $61,000 and $34,000 in unused line fees as of December 31, 2007 and 2006, respectively.  Unused line fees are expensed immediately into interest expense in the consolidated statements of income.  As of December 31, 2007, the Company had borrowed $91.7 million at a weighted average interest rate of 6.82%.  As of December 31, 2006, the Company had borrowed $84.7 million at a weighted average interest rate of 6.33%.  The facility expires March 2010.

In December 2005, the Company entered into a $15.0 million unsecured revolving credit facility with Commerce Bank, N.A.  This facility was increased to $25.0 million in April 2006.  Outstanding borrowings bear interest at one of two rates elected at the Company’s option; (i) the lender’s prime rate plus a margin ranging from 0.50% to 1.50% based upon the Company’s leverage ratio; or (ii) LIBOR plus a margin ranging from 1.50% to 2.50% based upon the Company’s leverage ratio.  The facility expires in December 2008.  The Company paid $37,000 in unused line fees as of December 31, 2007.  The Company paid $250,000 and $19,000 in commitment fees and unused line fees as of December 31, 2006.  Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility in the consolidated statements of income.  Unused line fees are expensed immediately into interest expense in the consolidated statements of income.  As of December 31, 2007 and 2006, no borrowings were outstanding under this facility.

The Company received a waiver for the period ended December 31, 2007 from Commerce Bank, N.A. with respect to its non-compliance with the revolving credit facility’s consolidated tangible net worth covenant.  The waiver was required due to the Company’s unrealized losses on its derivatives and CMBS-private placement securities at December 31, 2007.  Under the covenant, the Company is required to maintain a consolidated net worth (stockholder’s equity) of at least $195.0 million plus 90% of the net proceeds of any capital transactions, measured at each quarter end, as further described in the agreement.

In August 2005, the Company’s subsidiary, RCC Real Estate, entered into a master repurchase agreement with Bear, Stearns International Limited (“Bear Stearns”) to finance the purchase of commercial real estate loans.  The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  The Company has guaranteed RCC Real Estate’s obligations under the repurchase agreement to a maximum of $150.0 million.  At December 31, 2007, the Company had borrowed $1.9 million, all of which was guaranteed, with a weighted average interest rate of LIBOR plus 1.25%, which was 6.22% at December 31, 2007.  At December 31, 2006, the Company had borrowed $36.7 million, all of which was guaranteed, with a weighted average interest rate of LIBOR plus 1.08%, which was 6.43% at December 31, 2006.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 8 – BORROWINGS − (Continued)

Repurchase and Credit Facilities - (continued)

In March 2005, the Company entered into a master repurchase agreement with Credit Suisse to finance the purchase of agency ABS-RMBS securities.  In December 2006, the Company began using this facility to finance the purchase of CMBS-private placement and other securities.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At December 31, 2007, the Company had borrowed $14.6 million with a weighted average interest rate of 5.91%.  At December 31, 2006, the Company had borrowed $29.3 million with a weighted average interest rate of 5.40%.

In March 2005, the Company entered into a master repurchase agreement with J.P. Morgan Securities, Inc. to finance the purchase of agency ABS-RMBS securities.  In August 2007, the Company began using this facility to finance the purchase of CMBS-private placement securities.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At December 31, 2007, the Company had borrowed $3.2 million with a weighted average interest rate of 5.63%.  At December 31, 2006, no borrowings were outstanding under this facility.

Collateralized Debt Obligations

Resource Real Estate Funding CDO 2007-1

In June 2007, the Company closed RREF 2007-1, a $500.0 million CDO transaction that provides financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF 2007-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF 2007-1 issued a total of $390.0 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF 2007-1.

The senior notes issued to investors by RREF 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  As a result of the Company’s ownership of the Class H, K, L and M senior notes, these notes eliminate in consolidation.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors was 5.49% at December 31, 2007.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 8 – BORROWINGS − (Continued)

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

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 5.38% at December 31, 2007.

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

The senior notes issued to investors by RREF 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors was 5.69% at December 31, 2007.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 8 – BORROWINGS − (Continued)

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

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity.  The weighted average interest rate on all notes was 5.59% at December 31, 2007.

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

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 5.47% at December 31, 2007.

Trust Preferred Securities

In May 2006 and September 2006, the Company formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although the Company owns 100% of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of these entities in accordance with FIN 46-R.  In connection with the issuance and sale of the capital securities, the Company issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing the Company’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2007 were $759,000 and $767,000, respectively.  These costs which are included in other assets are being amortized into interest expense using the effective yield method over a ten year period and are recorded in the consolidated statements of income.

Back to Index
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 8 – BORROWINGS − (Continued)

Trust Preferred Securities − (Continued)

The rights of holders of common securities of RCT I and RCT II are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities economic and voting rights are pari passu with the capital securities.  The capital and common securities of RCT I and RCT II are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each.  Unless earlier dissolved, RCT I will dissolve on May 25, 2041 and RCT II will dissolve on September 29, 2041.  The junior subordinated debentures are the sole assets of RCT I and RCT II and mature on June 30, 2036 and October 30, 2036, respectively, and may be called at par by the Company any time after June 30, 2011 and October 30, 2011, respectively.  Interest is payable for RCT I and RCT II quarterly at a floating rate equal to three-month LIBOR plus 3.95% per annum.  The rates for RCT I and RCT II, at December 31, 2007, were 8.78% and 8.93%, respectively.  The Company records its investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated trusts and records dividend income upon declaration by RCT I and RCT II.

NOTE 9 – CAPITAL STOCK

On January 8, 2007, pursuant to a partial exercise by the underwriters of their over-allotment option related to the December 19, 2006 public offering, the Company sold 650,000 shares of common stock at a price of $16.50 per share.  The Company received net proceeds of $10.1 million after payment of underwriting discounts and commissions of approximately $590,000.  In addition, during the year ended December 31, 2007, 375,547 warrants were exercised for proceeds of $5.6 million.

The Company repurchased shares as part of the share repurchase program authorized by the board of directors on July 26, 2007 to buy back up to 2.5 million outstanding shares.  As of December 31, 2007, the Company had repurchased 263,000 shares at a weighted average price, including commissions, of $10.54.

NOTE 10 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Manager	Non-Employee Directors	Non-Employees	Total
Unvested shares as of December 31, 2006	230,000	4,224	−	234,224
Issued	−	4,404	474,541	478,945
Vested	(115,000)	(4,224)	(5,555)	(124,779)
Forfeited	(1,668)	−	(5,229)	(6,897)
Unvested shares as of December 31, 2007	113,332	4,404	463,757	581,493

Pursuant to SFAS 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager and non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted, including shares issued to the four non-employee directors, was $6.7 million and $60,000 at December 31, 2007 and 2006, respectively.

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

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 10 – SHARE-BASED COMPENSATION − (Continued)

In connection with the July 2006 hiring of a commercial mortgage direct loan origination team by Resource Real Estate, Inc. (“Resource Real Estate”), a subsidiary of Resource America (see Related Party Transactions – Note 11), the Company agreed to issue up to 100,000 shares of common stock and options to purchase an additional 100,000 shares of common stock if certain loan origination performance thresholds are achieved by this origination team for the Company’s account.  The performance thresholds are two-tiered.  Upon the achievement of $400.0 million of direct loan originations of commercial real estate loans, 60,000 restricted shares of common stock and options to purchase an additional 60,000 shares of common stock are issuable.  Upon the achievement of another $300.0 million of direct loan originations of commercial real estate loans, a second tranche of 40,000 restricted shares of common stock and options to purchase another 40,000 shares of common stock are issuable.  The restricted shares and options to purchase shares of common stock vest over a two-year period after issuance.  The Company accounts for equity instruments issued to non-employees for goods or services in accordance with the provisions of SFAS 123(R) and EITF 96-18.  Accordingly, when the origination team, none of whom is an employee of the Company, completes its performance or when a performance commitment is reached, the Company is required to measure the fair value of the equity instruments.  On June 27, 2007, 60,000 shares of restricted common stock and 60,000 options to purchase additional shares were issued as a result of the achievement of $400.0 million of direct loan originations of commercial real estate loans.  The restricted shares vest 50% on June 27, 2008 and 50% on June 27, 2009.  The options vest 33.3% per year beginning on June 27, 2008.

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

On October 1, 2007, the Company issued 240,000 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan in two equal grants, a time based grant and a performance based grant.  The time-based restricted share grant vests 15% on June 30, 2008, 15% on June 30, 2009 and 70% on December 31, 2010.  The performance-based restricted share grant will be earned one-third per year based on the satisfaction of certain performance criteria, as defined on a specified measurement date over a three year period.  These shares will vest 12.5% each quarter following the measurement dates.

On October 30, 2007, the Company issued 50,000 shares of restricted common stock under its 2005 Stock Incentive Plan.  These restricted shares vested one ninth on December 31, 2007.  The balance will vest quarterly thereafter through December 31, 2009.

On December 26, 2007, the Company issued 120,000 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan in two equal grants, a time based grant and a performance based grant.  The time-based restricted share grant vests 15% on June 30, 2008, 15% on June 30, 2009 and 70% on December 31, 2010.  The performance-based restricted share grant will be earned one-third per year based on the satisfaction of certain performance criteria, as defined on a specified measurement date over a three year period.  These shares will vest 12.5% each quarter following the measurement dates.

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 10 – SHARE-BASED COMPENSATION − (Continued)

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2007	651,666	$15.00
Granted	65,000	14.88
Exercised	−	−
Forfeited	(76,500)	15.00
Outstanding as of December 31, 2007	640,166	$14.99	7	$161
Exercisable at December 31, 2007	192,444	$15.00	7	$48

The common stock options have a remaining contractual term of seven years.  Upon exercise of options, new shares are issued.

The following table summarizes the status of the Company’s unvested stock options as of December 31, 2007:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	434,444	$15.00
Granted	65,000	$14.88
Vested	(217,222)	$15.00
Forfeited	(76,500)	$15.00
Unvested at December 31, 2007	205,722	$14.97

The weighted average period the Company expects to recognize the remaining expense on the unvested options is less than one year.

The following table summarizes the status of the Company’s vested stock options as of December 31, 2007:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2007	217,222	$15.00
Vested	217,222	15.00
Exercised	−	−
Forfeited	(76,500)	15.00
Vested as of December 31, 2007	357,944	$15.00	7	$ 301

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 10 – SHARE-BASED COMPENSATION − (Continued)

The common stock option transactions are valued using the Black-Scholes model using the following assumptions:

	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005
Expected life	7 years	8 years	10 years
Discount rate	3.97%	4.78%	4.61%
Volatility	42.84%	20.91%	20.11%
Dividend yield	17.62%	9.73%	12.00%

The fair value of each common stock transaction for the year ended December 31, 2007 and for the year ended December 31, 2006, respectively, was $0.251 and $1.061.  For the years ended December 31, 2007 and 2006, the components of equity compensation expense were as follows (in thousands):

	December 31, 2007	December 31, 2006	Period from March 8, 2005 (Date Operations Commenced) to December 31, 2005

Options granted to Manager	$(91)	$371	$79
Restricted shares granted to Manager	1,582	2,001	2,581
Restricted shares granted to non-employee	74	60	49
Total equity compensation expense	$1,565	$2,432	$2,709

        During the years ended December 31, 2007 and 2006, the Manager received 47,503 and 14,076 shares as incentive compensation valued at $723,000 and $194,000, respectively pursuant to the management agreement.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the management agreement, the Company has established no formal criteria for equity awards as of December 31, 2007.  All awards are discretionary in nature and subject to approval by the compensation committee.

NOTE 11 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	December 31,		Period from March 8, 2005 (Date Operations Commenced) to December 31,
	2007	2006	2005
Basic:
Net income	$8,890	$15,606	$10,908
Weighted average number of shares outstanding	24,610,468	17,538,273	15,333,334
Basic net income per share	$0.36	$0.89	$0.71

Diluted:
Net income	$8,890	$15,606	$10,908

Weighted average number of shares outstanding	24,610,468	17,538,273	15,333,334
Additional shares due to assumed conversion of dilutive instruments	249,716	343,082	72,380
Adjusted weighted-average number of common shares outstanding	24,860,184	17,881,355	15,405,714
Diluted net income per share	$0.36	$0.87	$0.71

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 12 – THE MANAGEMENT AGREEMENT

On March 8, 2005, the Company entered into a Management Agreement pursuant to which the Manager provides the Company investment management, administrative and related services.  The Manager receives fees and is reimbursed for its expenses as follows:-

•
A monthly base management fee equal to 1/12th of the amount of the Company’s equity multiplied by 1.50%.  Under the Management Agreement, ‘‘equity’’ is equal to the net proceeds from any issuance of shares of common stock less other offering related costs plus or minus the Company’s retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts the Company paid for common stock repurchases.  The calculation may be adjusted for one-time events due to changes in GAAP as well as other non-cash charges, upon approval of the independent directors of the Company.

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

Incentive compensation is paid quarterly.  Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock.  The Manager may elect to receive more than 25% of its incentive compensation in common stock.  All shares are fully vested upon issuance.  However, the Manager may not sell such shares for one year after the incentive compensation becomes due and payable.  Shares payable as incentive compensation are valued as follows:

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

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 12 – THE MANAGEMENT AGREEMENT − (Continued)

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

The base management fee for the years ended December 31, 2007 and 2006 was $5.1 million and $3.7 million, respectively.  The base management fee for the period ended December 31, 2005 was $2.7 million.  The manager earned an incentive management fee of $1.5 million of which $924,000 was paid in cash and $551,000 was paid in stock (37,543 shares) for the period from January 1, 2007 to December 31, 2007.  The manager earned an incentive management fee of $1.1 million of which $840,000 was paid in cash and $280,000 was paid in stock (18,298 shares) for the period from January 1, 2006 to December 31, 2006,  The manager earned an incentive management fee of $344,000 of which $258,000 was paid in cash and $86,000 was paid in stock (5,738 shares) for the period from March 8, 2005 to December 31, 2005.

At December 31, 2007, the Company was indebted to the Manager for base management fees of $802,000 and for expense reimbursements of $65,000.  At December 31, 2006, the Company was indebted to the Manager for base and incentive management fees of $711,000 and $683,000, respectively, and for expense reimbursements of $87,000.  These amounts are included in management and incentive fee payable and accounts payable and accrued liabilities, respectively.

NOTE 13 – RELATED-PARTY TRANSACTIONS

Relationship with Resource Real Estate

Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At December 31, 2007 and 2006, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio of $197,000 and $700,000, respectively.  At December 31, 2007, Resource Real Estate was indebted to the Company for deposits held in trust in connection with the Company’s commercial real estate portfolio of approximately $90,000.  There were no such receivables at December 31, 2006.

Relationship with LEAF Financial Corporation (“LEAF”)

LEAF, a majority-owned subsidiary of Resource America, originates and manages equipment leases and notes on the Company’s behalf.  The Company purchases its equipment leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs.  At December 31, 2007 and 2006, the Company acquired $38.7 million and $106.7 million, respectively, of equipment lease and note investments from LEAF, including $387,000 and $1.1 million of origination cost reimbursements, respectively.  In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes.  At December 31, 2007 and 2006, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of $133,000 and $229,000, respectively.  The LEAF servicing fees for the years ended December 31, 2007 and 2006 were $810,000 and $659,000, respectively.  The LEAF servicing fee for the year ended December 31, 2005 was $64,000.

During years ended December 31, 2007 and 2006, the Company sold nine and four equipment notes, respectively, back to LEAF at a price equal to their book value.  The total proceeds received on the outstanding notes receivable were $5.1 million and $17.3 million for the years ended December 31, 2007 and 2006, respectively.

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 13 – RELATED-PARTY TRANSACTIONS − (Continued)

Relationship with Resource America

At December 31, 2007, Resource America, owned 1,962,193 shares, or 7.8% of the Company’s outstanding common stock.  In addition, Resource America has 100,088 unexercised warrants and 2,166 options to purchase restricted stock.

The Company entered into a management agreement under which the Manager receives substantial fees.  For the years ended December 31, 2007 and 2006, the Manager earned base management fees of approximately $5.1 million and $3.7 million, respectively, and incentive compensation fees of $1.5 million and $1.1 million, respectively.  For the period from March 8, 2005, the date the Company commenced operations, through December 31, 2005, the Manager earned base management fees of approximately $2.7 million and incentive compensation fees of $344,000.  The Company may also reimburse the Manager and Resource America for financial services expense, rent and other expenses incurred in performance under the management agreement.  For the years ended December 31, 2007 and 2006, the Company reimbursed the Manager $507,000 and $954,000, respectively, for such expenses.  For the period from March 8, 2005, the date the Company commenced operations, through December 31, 2005, the Company reimbursed the Manager $797,000 for such expenses.  For a more complete description of the management agreement and fees paid and payable to the Manager (see Note 12).  As of December 31, 2007 and 2006, the Company had executed six and four CDO transactions, respectively.  These CDO transactions were structured for the Company by the Manager, but, under the management agreement the Manager was not separately compensated by the Company for these transactions.  In addition, the Company may reimburse the Manager and Resource America for expenses for employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.

Relationship with Law Firm

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood, P.C., a law firm.  For the years ended December 31, 2007 and 2006, the Company paid Ledgewood $361,000 and $361,000, respectively.  For the period ended December 31, 2005, the Company paid Ledgewood $876,000.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

NOTE 14 – DISTRIBUTIONS

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

During the year ended December 31, 2007, the Company declared and paid distributions totaling $40.7 million, or $1.62 per share.  This includes $10.4 million, in the aggregate, declared on December 18, 2007 and paid on January 14, 2008 to stockholders of record as of December 31, 2007.  During the year ended December 31, 2006, the Company declared and paid distributions totaling $26.5 million, or $1.49 per share.  From March 8, 2005, the date the Company commenced operations, through December 31, 2005, the Company declared and paid distributions totaling $13.5 million, or $0.86 per share.  For tax purposes, 100% of the distributions declared in 2007, 2006 and 2005 have been classified as ordinary income.

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 14 – DISTRIBUTIONS − (Continued)

On January 13, 2006, the Company paid a special dividend to stockholders of record on January 4, 2006, including holders of restricted stock, consisting of warrants to purchase the Company’s common stock.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $15.00 per share.  Stockholders received one warrant for each ten shares of common stock and restricted stock held.  If an existing stockholder owned shares in other than a ten-share increment, the stockholder received an additional warrant.  The warrants will expire on January 13, 2009 and became exercisable on January 13, 2007.  As of March 10, 2007, 375,547 warrants had been exercised which resulted in the receipt of net proceeds of $5.6 million.  An aggregate of 1,568,244 shares are issuable upon exercise of the warrants.  Upon exercise of warrants, new shares are issued.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS 107, “Disclosure About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which it is practicable to estimate value.  The fair value of available-for-sale securities, derivatives and direct financing leases and notes is equal to their respective carrying value presented in the consolidated balance sheets.  The estimated fair value of loans held for investment was $1.7 billion and $1.2 billion as of December 31, 2007 and 2006, respectively.  The fair value of the Company’s investments represent management’s estimate of the price that a willing buyer would pay a willing seller for such assets.  This estimate is based on the underlying interest rates and credit spreads for fixed-rate securities and, to the extent available, quoted market prices.  The fair value of all other assets and liabilities approximates carrying value as of December 31, 2007 and 2006, due to the short-term nature of these items.

NOTE 16 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

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

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 16 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS − (Continued)

At December 31, 2007, the Company had 30 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.36% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $347.9 million at December 31, 2007.

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

The estimated fair value of the Company’s interest rate swaps was ($18.0) million as of December 31, 2007.  The Company had aggregate unrealized losses of $15.7 million on the interest rate swap agreements, as of December 31, 2007, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of Resource Real Estate Funding CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the maturity of RREF CDO 2006-1 and the amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of Resource Real Estate Funding CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the maturity of RREF CDO 2007-1 and the accretion is reflected in interest expense in the Company’s consolidated statements of income.

The estimated fair value of the Company’s interest rate swaps, forward swaps and interest rate cap was $3.1 million as of December 31, 2006.  The Company had aggregate unrealized gains of $3.2 million on the interest rate swap agreements and interest rate cap agreement as of December 31, 2006, which is recorded in accumulated other comprehensive loss.  In connection with the January 2006 sale of a portion of the Company’s agency ABS-RMBS portfolio, the Company realized a swap termination gain of $881,000, which is reflected interest expense in the Company’s consolidated statements of income.  In connection with the sale of the Company’s remaining agency ABS-RMBS portfolio on September 27, 2007, the Company realized a swap termination gain of $2.6 million.  This swap agreement had an original termination date of October 2007.  The realized gain is reflected in net realized gains (losses) on investments in the Company’s consolidated statements of income.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities in the Company’s investment portfolio.  The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount.  At December 31, 2007, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $4.1 million.  At December 31, 2006, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $3.1 million.

NOTE 17 – STOCK INCENTIVE PLANS

Upon formation of the Company, the 2005 Stock Incentive Plan (the “2005 Plan”) was adopted for the purpose of attracting and retaining executive officers, employees, directors and other persons and entities that provide services to the Company.  The 2005 Plan authorizes the issuance of options to purchase common stock, stock awards, performance shares and stock appreciation rights.

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 17 – STOCK INCENTIVE PLANS − (Continued)

Up to 1,533,333 shares of common stock are available for issuance under the 2005 Plan.  The share authorization, incentive stock option limit and the terms of outstanding awards will be adjusted as the board of directors determines is appropriate in the event of a stock dividend, stock split, reclassification of shares or similar events.  Upon completion of the March 2005 private placement, the Company granted the Manager 345,000 shares of restricted stock and options to purchase 651,666 shares of common stock with an exercise price of $15.00 per share under the 2005 Plan.

In July 2007, the Company’s shareholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”).  The 2007 Plan authorizes the issuance of up to 2,000,000 shares of common stock in the form of options to purchase common stock, stock awards, performance shares and stock appreciation rights.

NOTE 18 – INCOME TAXES

The Company has made an election to be taxed, and believes it qualifies as a REIT under Sections 856 through 860 of the Code.  To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other qualification requirements as defined under the Code.  Accordingly, the Company is not subject to federal corporate income tax to extent that it distributes 100% of its REIT taxable income each year.  Taxable income from non-REIT activities managed through Resource TRS, the Company's taxable REIT subsidiary, is subject to federal, state and local income taxes.

Resource TRS' income taxes are accounted for under the asset and liability method as required under SFAS 109 "Accounting for Income Taxes."  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of Resource TRS' assets and liabilities.

During the years ended December 31, 2007 and 2006, the Company recorded provisions for income taxes related to taxable income from Resource TRS of $338,000 and $67,000, respectively.  These provisions are part of operating expenses on the consolidated statements of income.

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

The Company adopted FIN 48 as of January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The adoption of FIN 48 did not have a material effect on the Company's results of operations or financial position.

Back to Index

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 18 – INCOME TAXES

The Company had no unrecognized tax benefits as of the adoption date or as of December 31, 2007.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within the 12-month period after December 31, 2007.  As of December 31, 2007, income tax returns for the calendar years 2005 - 2007 remain subject to examination by Internal Revenue Service ("IRS") and/or any state or local taxing jurisdiction.  The Company has not executed any agreements with the IRS or any state and/or local taxing jurisdiction to extend a statue of limitations in relation to any previous year.  If applicable, the Company will classify tax penalties as “other operating expenses,” and any interest as “interest expense.”

NOTE 19 – QUARTERLY RESULTS

The following is a presentation of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2007
Interest income	$40,010	$43,826	$48,791	$44,541
Interest expense	26,789	30,222	34,266	30,460
Net interest income	$13,221	$13,604	$14,525	$14,081
Net income (loss)	$9,439	$9,836	$(13,915)	$3,530

Net income (loss) per share − basic	$0.39	$0.40	$(0.56)	$0.14
Net income (loss) per share − diluted	$0.38	$0.39	$(0.56)	$0.14

Year ended December 31, 2006
Interest income	$29,433	$34,895	$39,423	$33,323
Interest expense	21,202	26,519	30,855	23,275
Net interest income	$8,231	$8,376	$8,568	$10,048
Net income (loss)	$5,150	$6,065	$(2,401)	$6,792

Net income (loss) per share − basic	$0.31	$0.35	$(0.14)	$0.37
Net income (loss) per share − diluted	$0.31	$0.34	$(0.14)	$0.36

NOTE 20 – SUBSEQUENT EVENTS

On March 11, 2008, the Company announced a quarterly distribution of $0.41 per share of common stock which will be paid on April 28, 2008 to stockholders of record as of March 31, 2008.

On January 14, 2008, the Company issued 144,000 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan valued at $1.3 million based on the closing price of the Company’s stock as of the date of grant.  These restricted shares vest 33.3% on January 14, 2009 and annually thereafter through January 14, 2011.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, audited the Company’s internal control over financial reporting as of December 31, 2007 and their report dated March 14, 2008 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

Based on this assessment management believes that, as of December 31, 2007, our internal control over financial reporting is effective.

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Resource Capital Corp.

    We have audited Resource Capital Corp. and subsidiaries’ (a Maryland Corporation) (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, Resource Capital Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resource Capital Corp. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and the period from March 8, 2005 (Date Operations Commenced) to December 31, 2005, and our report dated March 14, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 14, 2008

Back to Index

ITEM  9B.            OTHER INFORMATION

None.

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

Names of Directors, Principal Occupation and Other Information

Edward E. Cohen, age 69, has been our Chairman since March 2005.  Mr. Cohen is Chairman of Resource America, a position he has held since 1990.  He was Resource America’s Chief Executive Officer from 1988 to 2004 and its President from 2000 to 2003.  He is Chairman, Chief Executive Officer and President of Atlas America, Inc., a publicly-traded (NASDAQ: ATLS) energy company, a position he has held since 2000, Chairman and Chief Executive Officer of Atlas Pipeline Holdings GP, LLC, a wholly-owned subsidiary of Atlas America that is the general partner of Atlas Pipeline Holdings, L.P., a publicly-traded (NYSE: AHD) holding company, a position he has held since 2006, Chairman and Chief Executive Officer of Atlas Energy Resources, LLC, a publicly-traded (NYSE:ATN) energy company, a position he has held since 2006 and Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, a wholly-owned subsidiary of Atlas America that is the general partner of Atlas Pipeline Partners, L.P., a publicly-traded (NYSE: APL) natural gas pipeline company.  He is also Chairman of Brandywine Construction & Management, Inc., a privately-held real estate management company.  From 1981 to 1999 he was Chairman of the Executive Committee of JeffBanks, Inc., a bank holding company acquired by Hudson United Bancorporation.  From 1969 to 1989 he was Chairman of the Executive Committee of State National Bank of Maryland (now a part of Wachovia Bank).

Jonathan Z. Cohen, age 37, has been our Chief Executive Officer, President and a director since March 2005.  Mr. Cohen has been President since 2003, Chief Executive Officer since 2004 and a Director since 2002 of Resource America.  He was Executive Vice President of Resource America from 2001 to 2003, and a Senior Vice President from 1999 to 2001.  He has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP since its formation in 1999, Vice Chairman of Atlas America since 2000, Vice Chairman of Atlas Energy Resources since 2006 and Vice Chairman of Atlas Pipeline Holdings GP since 2006.  He was the Vice Chairman of RAIT Investment Trust, (now RAIT Financial Trust) a publicly-traded (NYSE: RAS) REIT, from 2003 to 2006, and Secretary, trustee and member of RAIT’s investment committee from 1997 to 2006.

Walter T. Beach, age 41, has been a director since March 2005.  Mr. Beach has been Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997.  From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm where, beginning in 1994, he was responsible for the firm’s investment decisions for its principal equity product.  Before that he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm, and an analyst at Industry Analysis Group, an industry and economic consulting firm.  Mr. Beach has served as a director of The Bancorp, Inc., a publicly-traded (NASDAQ: TBBK) Delaware bank holding company, and its subsidiary bank, The Bancorp Bank, since 1999.

Back to Index

William B. Hart, age 64, has been a director since March 2005.  Mr. Hart was Chairman of the Board of Trustees of the National Trust for Historic Preservation from 1999 to 2004.  He was also a director of Anthem, Inc. (now Wellpoint, Inc.), a publicly-traded (NYSE: WLP) health insurance company, from 2000 to 2004.  Mr. Hart was Director of SIS Bancorp (now Banknorth Massachusetts, a division of Banknorth, N.A.) from 1995 to 2000.  From 1988 to 1999, Mr. Hart served in various positions with Blue Cross/Blue Shield of New Hampshire, ending as Chairman of the Audit Committee and Chairman of the Board of Directors from 1996 to 1999.  He also served as President of the Foundation for the National Capital Region, Washington, DC, from 1993 to 1996 and President of The Dunfey Group, a private investment firm, from 1986 to 1998.  From 1986 to 1994 he was also director of First NH Banks where he was Chairman of the Audit Committee from 1992 to 1994.

Gary Ickowicz, age 52, has been a director since February 2007.  Mr. Ickowicz has been a Principal of Lazard Freres Real Estate Investors, a manager of funds invested in debt and equity securities of North American real estate assets and enterprises, since 2001.  In addition, he was a director of Lazard Freres’s real estate investment banking unit from 1989 through 2001.  Since 2000 he has been a director of Grant Street Settlement, and since 2002 he has been a director of NCC/Neumann, both not-for-profit developers of senior housing.  Since 2001 he has been a director of Commonwealth Atlantic Properties, Inc., a privately-held REIT.  From 2001 to 2006 he was a director of Kimsouth, Inc., a joint venture with Kimco Realty Corporation, a publicly-traded (NYSE: KIM) REIT.

Murray S. Levin, age 65, has been a director since March 2005.  Mr. Levin is a senior litigation partner at Pepper Hamilton LLP, a law firm with which he has been associated since 1970.  Mr. Levin served as the first American president of the Association Internationale des Jeunes Avocats (Young Lawyers International Association), headquartered in Western Europe.  He is a past president of the American Chapter and a member of the board of directors of the Union Internationale des Avocats (International Association of Lawyers), a Paris-based organization that is the world’s oldest international lawyers association.  Mr. Levin was a member of the managing board of Atlas Pipeline Partners GP from 2001 to March 2005.

P. Sherrill Neff, age 56, has been a director since March 2005.  Mr. Neff is a founder of Quaker BioVentures, Inc., a life sciences venture fund, and has been Managing Partner since 2002.  He was a director of Resource America from 1998 to March 2005.  From 1994 to 2002 he was President and Chief Financial Officer, and from 1994 to 2003, a director of Neose Technologies, Inc., a publicly-traded (NASDAQ: NTEC) life sciences company.  Mr. Neff was also a director of The Bancorp from its formation in 1999 until 2002.

Non-Director Executive Officers

David J. Bryant, age 50, has been our Chief Financial Officer, Chief Accounting Officer and Treasurer since June 2006.  From 2005 to 2006 Mr. Bryant served as Senior Vice-President, Real Estate Services, at Pennsylvania Real Estate Investment Trust, a publicly-traded (NYSE: PEI) REIT principally engaged in owning, managing, developing and leasing malls and strip centers in the eastern United States.  From 2000 to 2005, Mr. Bryant served as PEI’s Senior Vice President - Finance and Treasurer, and was its principal accounting officer.

Jeffrey D. Blomstrom, age 39, has been our Senior Vice President - CDO structuring since March 2005.  Mr. Blomstrom has been President and Managing Director of Resource Financial Fund Management, Inc., an asset management subsidiary of Resource America, since 2003.  Mr. Blomstrom currently serves as the head of collateral origination and as a member of the credit committee for Trapeza Capital, Resource America’s trust preferred security collateral manager.  From 2001 to 2003 Mr. Blomstrom was a Managing Director at Cohen and Company, a Philadelphia-based investment bank specializing in the financial services sector.  From 2000 to 2001 he was Senior Vice President of iATMglobal.net, Inc., an ATM software development company.  Mr. Blomstrom was, from 1999 to 2000, an associate at Covington & Burling, a law firm, where he focused on mergers and acquisitions and corporate governance.

Back to Index

Steven J. Kessler, age 65, has been our Senior Vice President - Finance since September 2005 and, before that, served as our Chief Financial Officer, Chief Accounting Officer and Treasurer from March 2005.  Mr. Kessler has been Executive Vice President since 2005 and Chief Financial Officer since 1997 and was Senior Vice President from 1997 to 2005 of Resource America.  He was Vice President - Finance and Acquisitions at Kravco Company, a national shopping center developer and operator, from 1994 to 1997.  He has been a Trustee of GMH Communities Trust, a publicly traded (NYSE: GCT) specialty housing REIT, since 2004.  From 1983 to 1993 he was employed by Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer.  Before that, he was a partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants.

David E. Bloom, age 43, has been our Senior Vice President - Real Estate Investments since March 2005.  Mr. Bloom has been Senior Vice President of Resource America since 2001.  He has also been President of Resource Real Estate, Inc., a wholly-owned real estate subsidiary of Resource America, since 2004 and President of Resource Capital Partners, a subsidiary of Resource Real Estate, from 2002 to 2006.  From 2001 to 2002 he was President of Resource Properties, a former real estate subsidiary of Resource America.  Before that he was Senior Vice President at Colony Capital, LLC, an international real estate opportunity fund, from 1999 to 2001.  From 1998 to 1999 he was Director at Sonnenblick-Goldman Company, a real estate investment bank.  From 1995 to 1998 he was an attorney at the law firm of Willkie Farr & Gallagher, LLP.

Other Significant Employees

The following sets forth certain information regarding other significant employees of the Manager and Resource America who provide services to us:

Christopher D. Allen, age 38, has been our Senior Vice President - Commercial Lending since March 2005.  Mr. Allen has been a Managing Director of Resource Financial Fund Management since 2003.  At Resource Financial Fund Management, Mr. Allen is in charge of identifying, implementing and overseeing new leveraged loan and CDO products.  He is a member of the investment committee of Apidos Capital Management, LLC, a wholly-owned asset management subsidiary of Resource America, where he serves as the Chief Operating Officer.  Before joining Resource Financial Fund Management, from 2002 to 2003 he was a Vice President at Trenwith Securities, the investment banking arm of BDO Seidman, LLP, where he was in charge of corporate finance, mergers and acquisitions and restructuring transactions.  From 1994 to 1997 he was an Associate with Citicorp Venture Capital working on leveraged buyout and recapitalization transactions.

Gretchen L. Bergstresser, age 45, has been our Senior Vice President - Bank Loans since March 2005.  Ms. Bergstresser has been the President and Senior Portfolio Manager of Apidos Capital Management since 2005.  Before joining Apidos Capital Management, from 2003 to 2005 she was the Managing Director and Portfolio Manager of MJX Asset Management, a multi-billion dollar boutique asset management firm managing leveraged loans across five structured vehicles.  From 1996 to 2003 Ms. Bergstresser was CDO Portfolio Manager and Head Par Loan Trader at Eaton Vance Management, an investment management company.  From 1995 to 1996 she was a Vice President in the Diversified Finance Division of Bank of Boston.  From 1991 to 1995 she was a Vice President at ING (U.S.), Capital Markets, an investment banking firm.

Crit DeMent, age 55, has been our Senior Vice President - Equipment Leasing since March 2005.  Mr. DeMent has been Chairman and Chief Executive Officer of LEAF Financial Corporation, a majority-owned commercial finance subsidiary of Resource America, since 2001.  Mr. DeMent was Chairman and Chief Executive Officer of its subsidiary, LEAF Asset Management, Inc., from 2002 until 2004.  From 2000 to 2001 he was President of the Small Ticket Group, an equipment leasing division of European American Bank.  Before that, he was President and Chief Operating Officer of Fidelity Leasing, Inc., then the equipment leasing subsidiary of Resource America, and its successor, the Technology Finance Group of CitiCapital Vendor Finance, from 1996 to 2000.  From 1987 to 1996 he was Vice President of Marketing for Tokai Financial Services, an equipment leasing firm.

Back to Index

Thomas C. Elliott, age 34, has been our Senior Vice President - Finance and Operations since September 2006 and, prior to that, was our Chief Financial Officer, Chief Accounting Officer and Treasurer from September 2005 to June 2006.  He was our Senior Vice President - Assets and Liabilities Management from June 2005 until September 2005 and, before that, served as our Vice President - Finance from March 2005.  Mr. Elliott has been Senior Vice President - Finance and Operations of Resource America since 2006; was its Senior Vice President from 2005 to 2006 and was its Vice President - Finance from 2001 to 2005.  He has also been Chief Financial Officer of Resource Financial Fund Management since 2004.  From 1997 to 2001 Mr. Elliott was a Vice President at Fidelity Leasing, where he managed all capital market functions, including the negotiation of all securitizations and credit and banking facilities in the U.S. and Canada.  Mr. Elliott also oversaw the financial controls and budgeting departments.

Alan F. Feldman, age 44, has been our Senior Vice President - Real Estate Investments since March 2005.  Mr. Feldman has been Chief Executive Officer of Resource Real Estate since 2004 and Senior Vice President of Resource America since 2002.  Mr. Feldman was President of Resource Properties from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998, Mr. Feldman was Executive Vice President of PREIT-RUBIN, Inc. the management subsidiary of Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization.  Before that, from 1990 to 1992, he was a Director at Strouse, Greenberg & Co., a regional full service real estate company.

Kevin M. Finkel, age 36, has been our Vice President - Real Estate Investments since January 2006.  He has also been employed by Resource Capital Partners since 2002, having been its Vice President and Director of Acquisitions from 2003 to 2006 and President since 2006.  Mr. Finkel has also been an officer of Resource Real Estate since 2004, and is currently its Executive Vice President and Director of Acquisitions.  In 2000, Mr. Finkel was an Associate at Lehman Brothers, a global investment banking firm.  From 1998 to 1999, Mr. Finkel was an Associate at Barclays Capital, the investment banking division of Barclays Bank PLC.  From 1994 to 1998, Mr. Finkel was an investment banker at Deutsche Bank Securities, the investment banking division of Deutsche Bank AG.

Kyle Geoghegan, age 39, has been a Managing Director of Resource Real Estate Funding, Inc., a real estate subsidiary of Resource America, since July 2006.  Mr. Geoghegan co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles.  Mr. Geoghegan worked at Bear Stearns from January 1998 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles which originated over $1 billion of loans annually.  Prior to joining Bear Stearns, Mr. Geoghegan spent four years as a real estate loan officer at PNC Bank in Philadelphia, PA, primarily originating construction and bridge loans.

Darryl Myrose, age 34, has been a Managing Director of Resource Real Estate Funding since July 2006.  Mr. Myrose co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles.  Mr. Myrose worked at Bear Stearns from April 1996 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles which originated over $1 billion of loans annually.  Prior to joining Bear Stearns, Mr. Myrose was employed with Clarion Advisors (formerly Jones Lang Wootton Realty Advisors) where he was an asset management analyst.

Joan M. Sapinsley, age 55, joined Resource Financial Fund Management, Inc. in February 2007, as Managing Director to manage and increase the firm’s CMBS portfolio. Prior to joining Resource Financial Fund Management, Ms Sapinsley was a Managing Director at TIAA, where she worked from 1992 through 2006 purchasing CMBS. She was responsible for all single borrower and single asset CMBS, as well as subordinate CMBS and B-notes.  She also directed TIAA’s conduit origination and securitization activities. Before TIAA, Ms Sapinsley was a Director in the Financial Services Group of Cushman & Wakefield and a real estate consultant at Laventhol & Horwath.

Back to Index

Andrew P. Shook, age 38, has been our Senior Vice President - ABS-RMBS and CMBS since March 2005.  Mr. Shook has been the President, Chief Investment Officer and Senior Portfolio Manager of Ischus Capital Management since 2004.  In 2001 Mr. Shook founded and ran HSBC Bank USA’s structured finance credit arbitrage book until 2004.  Before that, Mr. Shook worked domestically and in London for Bank of America from 1996 to 2001.  From 1994 to 1996 he was a Senior Securities Analyst at Hyperion Capital Management, a commercial and residential mortgage related fixed income investment advisor.

Victor Wang, age 45, has been our Vice President - Director of Asset Management since January 2006.  He has also been Vice President - Director of Asset Management of Resource Real Estate since 2002.  From 2000 to 2002, Mr. Wang was Vice President, Financing and Dispositions, at Sonnenblick-Goldman Company, a real estate investment banking firm.  From 1998 to 1999, Mr. Wang was a Senior Asset Manager at NorthStar Presidio Management Company, an asset management arm of Northstar Capital Investment Corp.  Before that, from 1994 to 1998, Mr. Wang was an Asset Manager and Senior Analyst at Newkirk and Odin Management Companies, an asset management company specializing in the management of highly leveraged net lease and operating real estate.

Michael S. Yecies, age 40, has been our Chief Legal Officer and Secretary since March 2005 and our Senior Vice President since July 2007.  Mr. Yecies has been Senior Vice President of Resource America since 2005 and Chief Legal Officer and Secretary since 1998.  From 1994 to 1998 he was an attorney at the law firm of Duane Morris LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports.

Based solely on our review of the reports received by us, we believe that, during fiscal 2007, our officers, directors and greater than ten percent shareholders complied with all applicable filings requirements, except Mr. Bloom filed one late Form 4 relating to a restricted stock grant.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to all directors, officers and employees.  We will provide to any person without charge, upon request, a copy of our code of conduct.  Any such request should be directed to us as follows: Resource Capital Corp., 1845 Walnut Street, Suite 1000, Philadelphia, PA 19103, Attention: Secretary.  Our code of conduct is also available on our website: www.resourcecapitalcorp.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of conduct by posting such information on our website, unless otherwise required by applicable law or regulation.

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

Back to Index

ITEM 11.      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We are required to provide information regarding the compensation program in place for our CEO, CFO and the three other most highly-compensated executive officers. In the following discussion, we refer to our CEO, CFO and the other most highly-compensated executive officers whose compensation in fiscal 2007 exceeded $100,000 as our “Named Executive Officers” or “NEOs.”

Objectives of Our Compensation Program

We have no employees.  We are managed by our Manager pursuant to a management agreement between our Manager and us.  All of our NEOs are employees of our Manager or one of its affiliates.  We have not paid, and do not intend to pay, any cash compensation to our NEOs. However, our Compensation Committee may, from time to time, grant equity awards in the form of restricted stock, stock options or performance awards to our NEOs pursuant to our 2005 Stock Incentive Plan and/or the 2007 Omnibus Equity Compensation Plan.  These awards are designed to align the interests of our NEOs with those of our stockholders, by allowing our NEOs to share in the creation of value for our stockholders through stock appreciation and dividends.  These equity awards are generally subject to time-based vesting requirements designed to promote the retention of management and to achieve strong performance for our company. These awards further provide us flexibility in our ability to enable our Manager to attract, motivate and retain talented individuals at our Manager.

Setting Executive Compensation

Resource America determines the levels of base salary and cash incentive compensation paid to our NEOs, a portion of which comes from the fees paid by us under the management agreement. We do not control how such fees are allocated by Resource America to its employees. For a description of our management agreement, see Item 1:  Business—Management Agreement.”  We disclose the cash amounts paid to our CFO, our only NEO who devotes his full business time to our affairs, by Resource America in the Summary Compensation Table below even though we do not pay these amounts to them.

Our Compensation Committee, in conjunction with Resource America’s compensation committee, determines equity compensation for our NEOs.  Our Compensation Committee operates under a written charter adopted by our Board of Directors, a copy of which is available on our website at www.resourcecapitalcorp.com. Our Compensation Committee determines compensation amounts after the end of Resource America’s fiscal year, and makes equity awards in January of the following year.  Our Compensation Committee has the discretion to issue equity awards at other times during the fiscal year.  Our CEO makes recommendations to the committee regarding proposed equity awards for each of our executives, other than himself.  The committee determines the equity awards for our CEO.

In addition, our NEOs and other employees may receive stock-based awards from Resource America.  These awards are approved by Resource America’s compensation committee.  Our Compensation Committee considers any such awards from Resource America as part of the overall compensation package to our NEOs in assessing the compensation to be awarded by our company.

Back to Index

Elements of Our Compensation Program

As described above, our NEOs do not receive cash compensation from us.  However, our Compensation Committee may, from time to time, grant equity awards in the form of restricted stock, stock options or performance awards to our NEOs pursuant to our 2005 Stock Incentive Plan and/or the 2007 Omnibus Equity Compensation Plan as follows:

Stock Options.  Stock options provide value to the executive only if our stock price increases after the grants are made.  Stock options typically vest 33.3% per year.

Restricted Stock.  Restricted stock units reward stockholder value creation slightly differently than stock options:  restricted stock units are impacted by all stock price changes, both increases and decreases.  Restricted stock units typically  vest 33.3% per year and include a right to receive dividends on unvested shares.

Resource America Restricted Stock.  As described above, Resource America’s compensation committee approves awards of Resource America restricted stock to NEOs.  These awards generally vest 25% per year, and include a right to receive dividends on unvested shares.

Supplemental Incentive Arrangements with David Bloom.  In October 2007, we entered to an agreement with David Bloom, our Senior Vice President—Real Estate Investments, which awarded him 50,000 shares of our restricted stock under our 2005 Stock Incentive Plan.  These shares vest one-ninth (1/9) at the end of each fiscal quarter, beginning December 31, 2007.  In addition, all unvested shares will vest upon a change of control, as defined in the 2005 Stock Incentive Plan.  The right to receive unvested shares will terminate upon the termination of Mr. Bloom’s employment by Resource America, unless the termination results from Mr. Bloom’s death or illness or injury that lasts at least 6 months, is expected to be permanent and renders Mr. Bloom unable to carry out his duties.  We pay dividends on unvested awards.

In December 2007, Resource America entered into another agreement with Mr. Bloom which provides for awards to him of our restricted stock and Resource America restricted stock.  With respect to our restricted stock, Mr. Bloom was awarded 120,000 shares, 60,000 of which are subject to vesting over time and 60,000 of which are earned based on the achievement of predetermined, objective performance goals over a multi-year performance period.  We pay dividends on unvested awards.  With respect to the shares that vest over time, 15% vest on June 30, 2008, 15% vest on June 30, 2009 and 70% vest on December 31, 2010, provided that Mr. Bloom is employed by Resource America at each vesting date.  The award opportunities, presented in number of potential shares earned, are included in the Grant of Plan-Based Awards table below.  With respect to the performance-based shares, they will be earned on achievement of performance goals over the performance period beginning July 1, 2007 and ending June 30, 2010, with one-third of the units being earned at the end of each 12-month period measurement period.  The performance measures are as follows:

•
Loan Origination. For each measurement period, the loan origination volume generated by Mr. Bloom and his colleagues in Resource America’s Los Angeles office, which we refer to as Mr. Bloom’s team, must be equal to or greater than 90% of the loan origination volume generated by Mr. Bloom’s team for the previous 12-month period.  Resource America may waive the loan origination performance criteria, if in its reasonable discretion, reaching such levels could not be reasonably achieved notwithstanding Mr. Bloom’s team’s best efforts.  Our Compensation Committee along with Resource America’s Compensation Committee will exercise this discretion.

•
Portfolio Diversity. The loans generated by Mr. Bloom’s team during the measurement period must conform to the diversity and loan type standards set forth in the investment parameters of the commercial real estate CDOs managed on our behalf.

•
Pricing.  The gross weighted average spread on loans generated by Mr. Bloom’s team during the measurement period must be not less than 250 bps over the applicable index.  Resource America may exclude certain loans from this calculation and/or may waive the pricing provision for the measurement period in its entirety.

Back to Index

•
Credit Quality. There shall have been no principal losses during the measurement period on any loan originated by Mr. Bloom’s team and no greater than 10% of the loans originated by Mr. Bloom’s team (measured by principal balance) shall have been in default during such measurement period.

If the performance criteria for a given measurement period are largely, but not entirely, met, the Compensation Committees will reasonably take such substantial performance into account in determining an equitable partial earning of the award for such measurement period.  Once earned, the shares of restricted stock vest over the following two years, at the rate of one-eighth (1/8) per quarter, as long as Mr. Bloom is employed by Resource America on the last day of such quarter. The performance-based stock awards are disclosed under the Grants of Plan-Based Awards table under the heading “Estimated future payouts under equity incentive plan awards” and in the Outstanding Equity Awards at Fiscal Year-End table under the heading “Equity incentive plan awards.”

How We Determined 2007 Compensation Amounts

Upon the recommendation our CEO, our Compensation Committee made the following awards for fiscal 2007:

•	Mr. J. Cohen was awarded 0 options and 87,158 shares of restricted stock for fiscal 2007, as compared to 100,000 options and 33,333 shares of restricted stock for fiscal 2006.

•	Mr. Bryant was awarded 0 options and 4,183 shares of restricted stock for fiscal 2007, as compared to 10,000 options and 0 shares of restricted stock for fiscal 2006.

•
Mr. Bloom was awarded 0 options and 181,621 shares of restricted stock for fiscal 2007, as compared to 100,000 options and 1,666 shares of restricted stock for fiscal 2006.  See “—Elements of Our Compensation Program--Supplemental Incentive Arrangements with David Bloom.”

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this filing.

This report has been provided by the Compensation Committee of the Board of Directors of Resource Capital Corp.

Murray S. Levin
P. Sherrill Neff
Walter T. Beach

Back to Index

The following table sets forth certain information concerning the compensation paid or accrued in fiscal 2007 and 2006 for our Named Executive Officers:

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compen-sation ($)		Total ($)
Jonathan Z. Cohen	2007	−		−		538,860	(14,449)	−		524,411
Chief Executive Officer, President and Director	2006	−		−		773,309	107,611	−		880,920

David J. Bryant	2007	240,000	(1)	120,000	(1)	25,862	(1,445)	47,978	(4)	432,395
Chief Financial Officer, Chief Accounting Officer and Treasurer	2006	122,769	(1)	−	(1)	−	10,761	−		133,530

David E. Bloom	2007	−		−		205,803	(14,449)	−		191,354
Senior Vice President—Real Estate Investments	2006	−		−		38,662	107,611	−		146,273

(1)
Mr. Bryant joined us as our Chief Financial Officer, Chief Accounting Officer and Treasurer on June 28, 2006.  Mr. Bryant’s salary and bonus were paid by Resource America.  We do not reimburse Resource America for any part of Mr. Bryant’s salary or bonus.

(2)
The dollar value of stock awards represents the dollar amount recognized for financial statement reporting purposes.  For financial statement purposes, we are required to value these shares under EITF 96-18 because neither the Manager, nor our Named Executive Officers are employees of our company.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Stock Based Compensation” and Note 11 to our consolidated financial statements for an explanation of the assumptions for this valuation.  These values were net income for us in 2007 due to stock revaluation which we are required to do quarterly until the shares vest under EITF 96-18 because neither the Manager nor the grantees are employees of ours.

(3)
The dollar value of option awards represents the dollar amount recognized for financial statement reporting purposes.  For financial statement purposes, we are required to value these options under EITF 96-18 because neither the Manager nor our Named Executive Officers are employees of our company.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Based Compensation” for a more detailed discussion.  In valuing options awarded to Messrs. J. Cohen, Bryant, and Bloom at $0.27 per option, we used the Black-Scholes option pricing model to estimate the weighted average fair value of each option granted with weighted average assumptions for (a) expected dividend yield of 17.6%, (b) risk-free interest rate of 3.9%, (c) expected volatility of 42.8%, and (d) an expected life of 7.0 years.

(4)	Represents awards of Resource America restricted stock earned during 2007, valued at the closing price of Resource America common stock on the date of the grant in January 2007.

Back to Index

GRANTS OF PLAN-BASED AWARDS TABLE

During 2007, we granted the following plan-based awards to our named executive officers from our 2005 Stock Incentive Plan and our 2007 Omnibus Compensation Plan:

•	Restricted stock awards; and

•	Multi-year performance-based stock awards

In addition, our chief financial officer received an award of restricted stock of Resource America.

The following table sets forth information with respect to each of these awards on a grant-by-grant basis.

		Estimated future payouts under equity incentive plan awards
Name	Grant date	Threshold (#)	Target (#)	Maximum (#)	All other stock awards: number of shares of stock (#)	Grant date fair value of stock awards ($)(1)
Jonathan Z. Cohen
Our restricted stock - 2005 Plan	01/05/07	−	−	−	87,158	1,499,989

David J. Bryant
Resource America restricted stock	01/03/07	−	−	−	1,846	47,978
Our restricted stock - 2005 Plan	01/05/07	−	−	−	4,183	71,989

David E. Bloom
Our restricted stock – 2005 Plan	01/05/07	−	−	−	11,621	199,997
Our restricted stock – 2005 Plan	10/31/07	−	−	−	50,000	516,000
Our restricted stock – 2007 Plan	12/26/07	−	−	−	60,000	669,600
Performance-based stock awards (2) – 2007 Plan	12/26/07	− (3)	60,000	60,000	−	669,600

(1)
Based on the closing price of our stock on the respective grant date with the exception of Mr. Bryant’s Resource America stock grant which was valued based on the closing price of Resource America’s stock on the respective grant date.

(2)
Represents performance based restricted stock awards under our 2007 Omnibus Equity Compensation Plan that vest based on the achievement of pre-determined objective performance goals over a multi-year performance period.  Refer to “Compensation Discussion and Analysis” for additional information.

(3)	Grant provides, however, that if performance is largely but not entirely met we will reasonably endeavor to take substantial performance into account and determine an appropriate award to make.

Back to Index

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)		Equity Incent-ive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable

Jonathan Z. Cohen	33,333	66,667	(2)	−	$15.00	3/7/15	142,714		1,328,667		−		−

David J. Bryant	3,333	6,667	(3)	−	$15.00	3/7/15	4,183		38,944		−		−
							1,846	(5)	27,081	(5)

David E. Bloom	33,333	66,667	(2)	−	$15.00	3/7/15	118,845		1,106,447		60,000	(4)	558,600

(1)	Based on the closing price of $9.31, our stock price on December 31, 2007.

(2)	Represents options to purchase our stock that vest 50% on each of May 17, 2008 and May 17, 2009.

(3)	Represents options to purchase our stock that vest 50% on each of June 28, 2008 and June 28, 2009.

(4)
Represents performance based restricted stock awards under our 2007 Omnibus Equity Compensation Plan that vest based on the achievement of pre-determined objective performance goals over a multi-year performance period.  Refer to “Compensation Discussion and Analysis” for additional information.

(5)	Represents shares of Resource America stock based on the closing price of $14.67, Resource America’s stock price on December 31, 2007.

Back to Index

2007 OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Jonathan Z. Cohen	44,444	747,881

David J. Bryant	−	−

David E. Bloom	7,776	89,091

(1)	Represents market value of our common stock on vesting date.

DIRECTOR COMPENSATION

In 2007, the board of directors approved an increase in compensation for each independent director from an annual cash retainer of $35,000 and an annual stock award of $15,000 an annual cash retainer of $52,500 and an annual stock award of $22,500.  The increase in the cash retainer became effective July 1, 2007 and the increase in the annual stock award becamed effective in 2008.  Effective July 1, 2007, members of our investment committee are paid an additional $100,000 annually for their services.  The following table sets forth director compensation for 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)

Walter T. Beach (2)	93,750	14,997	108,747

William B. Hart	43,750	14,997	58,747

Murray S. Levin	43,750	14,997	58,747

P. Sherrill Neff	43,750	14,997	58,747

Gary Ickowicz (2) (3)	90,833	13,748	104,581

Edward E. Cohen	−	−	−

Jonathan Z. Cohen	−	−	−

(1)
Dollar value represents the amount recognized for financial statement reporting purposes with respect to 2007.  For Messrs. Beach, Hart, Levin and Neff represents 1,056 restricted shares granted March 8, 2006 ($14,995 grant date fair value) which vested March 8, 2007 and 897 restricted shares granted March 8, 2007 ($14,998 grant date fair value) which vested on March 8, 2008; and for Mr. Ickowicz, represents 816 restricted shares granted February 1, 2007 ($14,998 grant date fair value) which vested on February 1, 2008.

(2)	Messrs. Beach and Ickowicz are members of our investment committee.

(3)	Mr. Ickowicz joined the board of directors in February 2007.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board during 2007 consisted of Messrs. Beach, Levin and Neff.  None of such persons was an officer or employee, or former officer or employee, of our company or any of its subsidiaries during fiscal 2007.  None of our executive officers was a director or executive officer of any entity of which any member of the compensation committee was a director or executive officer during 2007.

Back to Index

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the number and percentage of shares of common stock owned, as of March 10, 2008, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of our present directors, (c) each of our executive officers and (d) all of our named executive officers and directors as a group.  This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.  Shares of common stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person.

	Shares owned	Percentage(1)
Executive officers and directors: (2)
Edward E. Cohen (3)	277,787	1.10%
Jonathan Z. Cohen (3)	429,492	1.70%
Walter T. Beach (4)(5)	1,068,182	4.23%
William B. Hart (5)	17,803	*
Gary Ickowicz (5)	3,077	*
Murray S. Levin (5)	11,203	*
P. Sherrill Neff (5)	16,803	*
Jeffrey D. Blomstrom (3)	42,579	*
David E. Bloom (3)	192,945	*
David J. Bryant (3)	32,000	*
Steven J. Kessler (3)	29,976	*
All executive officers and directors as a group (11 persons)	2,121,847	8.35%

Owners of 5% or more of outstanding shares: (6)
Resource America, Inc. (7)	2,062,588	8.13%
Leon G. Cooperman (8)	3,637,833	14.40%

*      Less than 1%.

(1)	Includes 59,903 shares of common stock issuable upon exercise of warrants which vested on January 13, 2007 and 84,998 shares of common stock issuable upon exercise of stock options.

(2)	The address for all of our executive officers and directors is c/o Resource Capital Corp., 712 Fifth Avenue, 10th Floor, New York, New York 10019.

(3)
Includes restricted stock awards granted to certain officers and directors as follows:  (i) on January 3, 2006: Mr. Blomstrom – 1,666 shares; Mr. Bloom – 1,666 shares; and Mr. J. Cohen – 33,333 shares; all these shares vest 33.33% per year, (ii) on January 5, 2007: Mr. Blomstrom – 14,526 shares; Mr. Bloom – 11,621 shares; Mr. Bryant – 4,183 shares; and Mr. J. Cohen – 87,158 shares; all these shares vest 33.33% on January 5, 2008 and 8.33% quarterly thereafter, (iii) on October 30, 2007: 50,000 shares to Mr. Bloom; these shares vest quarterly through December 31, 2009; (iv) on December 26, 2007: 60,000 shares to Mr. Bloom; these shares vest 15% on June 30, 2008, 15% on June 30, 2009 and 70% on December 31, 2010; and (v) on January 14, 2008: Mr. Blomstrom – 10,787 shares; Mr. Bloom – 18,878 shares; Mr. Bryant – 13,484 shares; Mr. E. Cohen – 10,787 shares; and Mr. Kessler – 5,393 shares.  Each such person has the right to receive distributions on and vote, but not to transfer, such shares.

(4)
Includes (i) 1,047,045 shares purchased by Beach Asset Management, LLC, Beach Investment Counsel, Inc. and/or Beach Investment Management, LLC, investment management firms for which Mr. Beach is a principal and possesses investment and/or voting power over the shares and (ii) 14,434 shares of common stock issuable upon exercise of the warrants which vested on January 13, 2007.  The address for these investment management firms is Five Tower Bridge, 300 Barr Harbor Drive, Suite 220, West Conshohocken, Pennsylvania 19428.

(5)
Includes (i) 3,750 shares of restricted stock issued to each of Messrs. Beach, Hart, Levin and Neff on March 8, 2008 which vest on March 8, 2009, and (ii) 2,261 shares of restricted stock issued to Mr. Ickowicz on February 1, 2008 which vest on February 1, 2009.  Each non-employee director has the right to receive distributions on and vote, but not to transfer, such shares.

(6)
The addresses for our 5% or more holders are as follows: Resource America, Inc.: 1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103; and Omega Advisors, Inc.: 88 Pine Street, Wall Street Plaza, 31st Floor, New York, New York 10005.

Back to Index

(7)
Includes (i) 921 shares of restricted stock granted to the Manager in connection with our March 2005 private placement that the Manager has not allocated to its employees, (ii) 100,000 shares purchased by the Manager in our initial public offering, (iii) 900,000 shares purchased by Resource Capital Investor in our March 2005 private placement, (iv) 900,000 shares purchased by Resource Capital Investor in our initial public offering, (v) 61,579 shares transferred to the Manager as incentive compensation pursuant to the terms of its management agreement with us and (vi) 100,088 shares of common stock issuable upon exercise of the warrants which vested on January 13, 2007.

(8)
This information is based on a Schedule 13G/A filed with the SEC on February 6, 2008.  Leon G. Cooperman has or shares voting and/or investment power over these shares.  Under the terms of a limited waiver granted to Omega Advisors Inc., of which Mr. Cooperman is President and majority stockholder, with respect to ownership limitations in our declaration of trust, Omega Advisors may be prohibited from exercising a majority of these warrants without first disposing of other shares of our common stock.  See “Description of Capital Stock and Warrants—Restrictions on Ownership and Transfer.”

Equity Compensation Plan Information

The following table summarizes certain information about our 2005 Stock Incentive Plan and 2007 Omnibus Equity Compensation Plan as of December 31, 2007:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
Options	640,166	$14.99
Restricted shares	581,493	N/A
Total	1,221,659		1,807,895 (1) (2)

(1)
Upon the July 2006 hiring of certain significant employees of the Manager, we agreed to pay up to 100,000 shares of restricted stock and 100,000 options to purchase restricted stock upon the achievement of certain performance thresholds, the first of which was met in June 2007 and, as a result, 60,000 shares of restricted stock and 60,000 options to purchase restricted stock were issued at that time.  As of December 31, 2007, 40,000 shares of restricted stock and 40,000 options to purchase restricted stock are unissued.  These shares and options to purchase restricted stock, which have been reserved for future issuance under the plans, have been deducted from the number of securities remaining available for future issuance.  See Item 8, “Financial Statements and Supplementary Data” at Note 11 for a more detailed discussion.

(2)
We agreed to award certain personnel up to 180,000 shares of restricted stock upon the achievement of certain performance thresholds.  These shares, which have been reserved for future issuance under the plans, have been deducted from the number of securities remaining available for future issuance.

Back to Index

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationships and Related Transactions

We have entered into a management agreement under which the Manager receives substantial fees.  We describe these fees in Item 1 − “Business − Management Agreement.”  For the year ended December 31, 2007, the Manager earned base management fees of approximately $5.1 million and incentive compensation fees of $1.5 million (including $924,000 paid in the form of 37,543 shares).  We also reimburse the Manager and Resource America for financial services expense, rent and other expenses incurred in the performance of their duties under the management agreement.  For the year ended December 31, 2007, we reimbursed the Manager $507,000 for such expenses.  In addition, we may reimburse the Manager and Resource America for expenses for employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  No such expense reimbursements were made in the year ended December 31, 2007.  As of December 31, 2007 we had executed six CDO transactions.  These CDO transactions are structured for us by the Manager; however, the Manager is not separately compensated by us for these transactions.

Resource America, entities affiliated with it and our executive officers and directors collectively beneficially own 4,184,435 shares of common stock, representing approximately 16% of our common stock on a fully-diluted basis.  Our executive officers are also officers of our Manager and/or of Resource America or its subsidiaries.

LEAF Financial Corp. a majority-owned subsidiary of Resource America, originates and manages our equipment lease and note investments.  We purchase these investments from LEAF Financial at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF Financial for its origination costs.  In addition, we pay LEAF Financial an annual servicing fee, equal to 1% of the book value of managed assets, for servicing our equipment lease investments.  For the year ended December 31, 2007, we acquired $38.7 million of equipment lease and note investments from LEAF Financial, including $387,000 of origination cost reimbursements.  During the year ended December 31, 2007, we paid LEAF Financial $810,000 in annual servicing fees.  During the year ended December 31, 2007, we sold nine leases back to LEAF Financial for $5.1 million, their book value.

During the year ended December 31, 2007, we sold nine equipment notes back to LEAF Financial at a price equal to their book value.  The total proceeds received on the outstanding notes receivable was $5.1 million.

Until 1996, our Chairman, Edward Cohen, was of counsel to Ledgewood, P.C., a law firm.  For the year ended December 31, 2007, we paid Ledgewood $361,000.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

Policies and Procedures Regarding Related Transactions

Under our Management Agreement with the Manager and Resource Amercia, we have established policies regarding the offer of potential investments to us, our acquisition of those investments and the allocation of those investments among other programs managed by the Manager or Resource America.  We have also established policies regarding investing in investment opportunities in which the Manager or Resource America has an interest and regarding investing in any investment fund or CDO structured, co-structured or managed by the Manager or Resource America.

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

Back to Index

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

Director Independence

Our common stock is listed on the New York Stock Exchange and, as a result, we are subject to its listing standards.  The board of directors has determined that Messrs. Beach, Hart, Ickowicz, Levin and Neff each satisfy the requirement for independence set out in Section 303A.02 of the rules of the New York Stock Exchange and that each of these directors has no material relationship with us (other than being a director and/or a stockholder).  In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the New York Stock Exchange rule referenced above.

Back to Index

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and 2006 (including a review of internal controls for 2007 as required under Section 404 of the Sarbanes-Oxley Act of 2002) and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during each of the years then ended were $541,000 and $515,000, respectively.

The aggregate fees billed by Grant Thornton LLP for audit services in connection with the filing of our registration statements with the Securities and Exchange Commission were approximately $638,000 for the year ended December 31, 2006.  There were no such fees for the year ended December 31, 2007.

Tax Fees

There were no fees paid to Grant Thornton LLP for professional services related to tax compliance, tax advice or tax planning for the years ended December 31, 2006 and 2007.

All Other Fees

The aggregate fees billed by Grant Thornton, LLP for the review of the deconsolidation accounting of Ischus CDO II were $16,000 for the year ended December 31, 2007.  We did not incur fees in 2006 for other services not included above.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee will, on at least an annual basis, review audit and non-audit services performed by Grant Thornton, LLP as well as the fees charged by Grant Thornton, LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the Audit Committee.  All of such services and fees were pre-approved during the year ended December 31, 2007.

Back to Index

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006.
Consolidated Statements of Income for the years ended December 31, 2007 and 2006and the period ended December 31, 2005
Consolidated Statements of Changes in Stockholders’ Equity for years ended
December 31, 2007 and 2006 and the period ended December 31, 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and
2006 and the period ended December 31, 2005
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Back to Index

3.	Exhibits
Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (1)
4.1	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.2	Junior Subordinated indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., as Trustee, dated May 25, 2006. (3)
4.3	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (3)
4.4	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated May 25, 2006. (3)
4.5	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., as Trustee, dated September 29, 2006. (4)
4.6
Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated September 29, 2006. (4)

4.7	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated September 29, 2006. (4)
10.1
Registration Rights Agreement among Resource Capital Corp. and Credit Suisse Securities (USA) LLC for the benefit of certain holders of the common stock of Resource Capital Corp., dated as of March 8, 2005. (1)

10.2	Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of March 8, 2005. (1)
10.3	2005 Stock Incentive Plan (1)
10.4	Form of Stock Award Agreement (1)
10.5	Form of Stock Option Agreement (1)
10.6	Form of Warrant to Purchase Common Stock (1)
10.7a	Master Repurchase Agreement between RCC Real Estate SPE 3, LLC and Natixis Real Estate Capital. (2)
10.7b	Guaranty made by Resource Capital Corp. as guarantor, in favor of Natixis Real Estate Capital, Inc., dated April 20, 2007. (2)
21.1	List of Subsidiaries of Resource Capital Corp.
23.1	Consent of Grant Thornton LLP
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 23, 2007.

(3)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(4)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    RESOURCE CAPITAL CORP. (Registrant)
March 17, 2008                                                                                  By:  /s/ Jonathan Z. Cohen
        Jonathan Z. Cohen
       Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	March 17, 2008
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President and Chief Executive Officer	March 17, 2008
JONATHAN Z. COHEN

/s/ Walter T. Beach	Director	March 17, 2008
WALTER T. BEACH

/s/ William B. Hart	Director	March 17, 2008
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 17, 2008
GARY ICKOWICZ

/s/ Murray S. Levin	Director	March 17, 2008
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 17, 2008
P. SHERRILL NEFF

/s/ David J. Bryant	Chief Financial Officer,	March 17, 2008
DAVID J. BRYANT	Chief Accounting Officer and Treasurer

SCHEDULE II
Resource Capital Corp.
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at beginning of period		Charge to expense	Write-offs		Balance at end of period
Year Ended December 31, 2007
Allowance for doubtful accounts	$	−	$6,211	$	−	$6,211