Form 10-Q
period 2008-03-31
Resource Capital Corp.
filed 2008-05-12
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 1-32733

RESOURCE CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20-2297134
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

712 5th Avenue, 10th Floor
New York, New York	10019
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code): 212-506-3870

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting Company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on May 9, 2008 was 25,282,632 shares.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$9,098	$6,029
Restricted cash	45,718	119,482
Investment securities available-for-sale, pledged as collateral, at fair value	48,771	65,464
Loans, pledged as collateral and net of allowances of $6.7 million and $5.9 million	1,806,117	1,766,639
Direct financing leases and notes, pledged as collateral and net of allowances of $0.3 million and $0.3 million and net of unearned income	94,252	95,030
Investments in unconsolidated entities	1,548	1,805
Interest receivable	9,554	11,965
Principal paydown receivables	189	836
Other assets	4,492	4,898
Total assets	$2,019,739	$2,072,148
LIABILITIES
Borrowings	$1,723,066	$1,760,969
Distribution payable	10,432	10,366
Accrued interest expense	5,050	7,209
Derivatives, at fair value	24,454	18,040
Accounts payable and other liabilities	3,419	3,958
Total liabilities	1,766,421	1,800,542
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 25,264,793 and 25,103,532 shares issued and outstanding (including 559,692 and 581,493 unvested restricted shares)	26	25
Additional paid-in capital	355,286	355,205
Accumulated other comprehensive loss	(55,623)	(38,323)
Distributions in excess of earnings	(46,371)	(45,301)
Total stockholders’ equity	253,318	271,606
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,019,739	$2,072,148

The accompanying notes are an integral part of these statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
REVENUES
Loans	$32,439	$30,281
Securities	1,181	7,396
Leases	1,990	1,910
Interest income − other	1,373	423
Interest income	36,983	40,010
Interest expense	23,148	26,789
Net interest income	13,835	13,221

OPERATING EXPENSES
Management fee expense − related party	1,738	2,032
Equity compensation expense − related party	81	486
Professional services	792	692
Insurance expense	128	121
General and administrative	355	412
Income tax expense	29	145
Total expenses	3,123	3,888

NET OPERATING INCOME	10,712	9,333

OTHER (EXPENSE) REVENUES
Net realized (losses) gains on sales of investments	(2,346)	70
Other income	33	36
Provision for loan and lease loss	(786)	−
Gain on the extinguishment of debt	1,750	−
Total other (expenses) revenues	(1,349)	106

NET INCOME	$9,363	$9,439

NET INCOME PER SHARE – BASIC	$0.38	$0.39

NET INCOME PER SHARE – DILUTED	$0.38	$0.38

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − BASIC	24,612,724	24,433,417

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − DILUTED	24,883,444	24,837,709

DIVIDENDS DECLARED PER SHARE	$0.41	$0.39

The accompanying notes are an integral part of these statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Treasury Shares		Total Stockholders’ Equity	Comprehensive Loss
Balance, January 1, 2008	25,103,532	$25	$357,976	$(38,323)	$	−	$(45,301)		$(2,771)	$271,606
Retirement of treasury shares	−	−	(2,771)	−		−	−		2,771	−
Stock based compensation	161,261	1	−	−		−	−		−	1
Amortization of stock based compensation	−	−	81	−		−	−		−	81
Net income	−	−	−	−		9,363	−		−	9,363	9,363
Available-for-sale, fair value adjustment	−	−	−	(6,729)		−	−		−	(6,729)	(6,729)
Designated derivatives, fair value adjustment	−	−	−	(10,571)		−	−		−	(10,571)	(10,571)
Distributions on common stock	−	−	−	−		(9,363)	(1,070)		−	(10,433)
Comprehensive loss	−	−	−	−		−	−		−	−	$(7,937)
Balance, March 31, 2008	25,264,793	$26	$355,286	$(55,623)	$	−	$(46,371)	$	−	$253,318

The accompanying notes are an integral part of these statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,363	$9,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196	175
Amortization of net premium (discount) on investments	(184)	(296)
Amortization of discount on notes	41	3
Amortization of debt issuance costs	729	523
Amortization of stock based compensation	81	486
Non-cash incentive compensation to the Manager	141	186
Net realized losses on derivative instruments	21	15
Net realized losses (gains) on investments	2,346	(70)
Gain on the extinguishment of debt	(1,750)	−
Provision for loan and lease losses	786	−
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	2,534	(1,208)
Decrease (increase) in interest receivable, net of purchased interest	2,412	(3,551)
Decrease in accounts receivables	716	−
Decrease (increase) in principal paydowns receivable	647	(992)
Increase in management and incentive fee payable	408	26
Increase in security deposits	483	78
Decrease in accounts payable and accrued liabilities	(1,601)	(1,189)
(Decrease) increase in accrued interest expense	(2,308)	2,752
Increase in other assets	(477)	(149)
Net cash provided by (used in) operating activities	14,584	6,228
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	71,230	(16,242)
Purchase of securities available-for-sale	−	(28,916)
Principal payments on securities available-for-sale	74	3,707
Proceeds from sale of securities available-for-sale	8,000	29,867
Distribution from unconsolidated entities	257	−
Purchase of loans	(85,000)	(245,921)
Principal payments received on loans	37,829	98,224
Proceeds from sales of loans	6,629	65,713
Purchase of direct financing leases and notes	(6,208)	(6,747)
Proceeds payments received on direct financing leases and notes	6,991	6,615
Proceeds from sale of direct financing leases and notes	−	1,214
Net cash provided by investing activities	39,802	(92,486)

(Continued)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008		2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (net of offering costs of $0 and $285)		−		14,895
Proceeds from borrowings:
Repurchase agreements		−		180,058
Collateralized debt obligations		12,589		−
Unsecured revolving credit facility		−		−
Secured term facility		2,675		6,387
Payments on borrowings:
Repurchase agreements		(44,358)		(91,682)
Secured term facility		(4,429)		(6,574)
Use of unrestricted cash for early extinguishment of debt		(3,250)		−
Settlement of derivative instruments		(4,178)		−
Distributions paid on common stock		(10,366)		(7,663)
Net cash provided by (used in) financing activities		(51,317)		95,421
NET INCREASE IN CASH AND CASH EQUIVALENTS		3,069		9,163
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		6,029		5,354
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$9,098		$14,517
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$10,433		$9,748
Issuance of restricted stock		$1,335		$3,176
Purchase of loans on warehouse line	$	−		$(254,012)
Proceeds from warehouse line	$	−		$254,012
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$25,372		$26,090
Income taxes paid in cash		$335	$	−

The accompanying notes are an integral part of these statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

-	Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and TRS. Apidos CDO III was established to complete a CDO secured by a portfolio of bank loans.

-	Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company and TRS. Apidos Cinco CDO was established to complete a CDO secured by a portfolio of bank loans.

•	Resource TRS, Inc. (“Resource TRS”), the Company’s directly-owned TRS, holds all the Company’s direct financing leases and notes.

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.  The results of operations for the three months ended March 31, 2008 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2008.

Certain reclassifications have been made to the 2007 consolidated financial statements to conform to the 2008 presentation.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
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

Taxable income from non-REIT activities managed through Resource TRS are subject to federal, state and local income taxes.  Resource TRS' income taxes are accounted for under the asset and liability method as required under SFAS 109 "Accounting for Income Taxes."  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of Resource TRS' assets and liabilities.  As of March 31, 2008 and December 31, 2007, Resource TRS recognized a provision for income taxes of $29,000 and $338,000, respectively.

Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Ischus CDO II, the Company’s foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I’s, Apidos CDO III’s, Apidos Cinco CDO’s and Ischus CDO II’s current taxable income in its calculation of REIT taxable income.

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses.  Loans and leases held for investment are first individually evaluated for impairment, and then evaluated as a homogeneous pool as loans with substantially similar characteristics for impairment.  The reviews are performed at least quarterly.

The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on the present value of estimated cash flows; on market price, if available; or on the fair value of the collateral less estimated disposition costs.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, then the Company will record a charge-off or write-down of the loan against the allowance for credit losses.

The balance of impaired loans and leases was $17.2 million at March 31, 2008.  The total balance of impaired loans and leases with a valuation allowance at March 31, 2008 was $16.9 million.  All of the loans deemed impaired at March 31, 2008 have an associated valuation allowance.  The total balance of impaired leases without a specific valuation allowance was $360,000 at March 31, 2008.  The specific valuation allowance related to these impaired loans and leases was $2.7 million at March 31, 2008.  The average balance of impaired loans and leases was $16.9 million during the quarter ended March 31, 2008.  The Company did not recognize any income on impaired loans and leases during 2008.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

The following tables show the changes in the allowance for loan and lease losses (in thousands):

Allowance for loan loss at January 1, 2008	$5,918
Provision for loan loss	786
Loans charged-off	−
Recoveries	−
Allowance for loan loss at March 31, 2008	$6,704

Allowance for lease loss at January 1, 2008	$293
Provision for lease loss	−
Leases charged-off	−
Recoveries	−
Allowance for lease loss at March 31, 2008	$293

Stock Based Compensation

The Company follows Statement of Financial Account Standards (‘SFAS”) 123(R), “Share Based Payment,” (“SFAS 123(R)”).  Issuances of restricted stock and options are accounted for using the fair value based methodology prescribed by SFAS 123(R) whereby the fair value of the award is measured on the grant date and expensed monthly to equity compensation expense - related party on the consolidated statements of income with a corresponding entry to additional paid-in capital.  For issuances to the Company’s Manager and to non-employees, the unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed.  For issuances to the Company’s five non-employee directors, the amount is not remeasured under the fair value-based method.  The compensation for each of these issuances is amortized over the service period and included in equity compensation expense.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”).  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Company in the first quarter of fiscal 2009.  The Company is assessing the potential impact that the adoption of SFAS 161 may have on its financial statements.

In February 2008, the FASB issued FASB Staff Position 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”) which provides guidance on accounting for a transfer of a financial asset and repurchase financing.  FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company does not expect FSP FAS 140-3 will have a material effect on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141 (“SFAS 141R”). SFAS 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS 141R requires that all transaction costs will be expensed as incurred. The Company is currently evaluating the effect, if any, that SFAS 141R will have on its financial statements.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”).  SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate of the expected term of outstanding options to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Pronouncements − (Continued)

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities − Including an amendment of FASB Statement 115,” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company did not elect to apply the provisions of SFAS 159 for existing eligible instruments at December 31, 2007.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and expands the disclosure of fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company adopted SFAS 157 in the first quarter of 2008, which did not result in recognition of a transition adjustment to retained earnings.

NOTE 3 − RESTRICTED CASH

Restricted cash consists of $31.4 million held in five consolidated CDO trusts, $7.5 million in cash collateralizing outstanding margin calls and a $3.9 million credit facility reserve used to fund future investments that will be acquired by the Company’s three closed bank loan CDO trusts.  The remaining $2.9 million consists of interest reserves and security deposits held in connection with the Company’s equipment lease and note portfolio.

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following tables summarize the Company's MBS and other asset-backed securities (“ABS”), including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains		Unrealized Losses	Fair Value (1)
March 31, 2008:
Commercial MBS private placement	$72,410	$	−	$(23,928)	$48,482
Other ABS	5,665		−	(5,376)	289
Total	$78,075	$	−	$(29,304)	$48,771
December 31, 2007:
Commercial MBS private placement	$82,373	$	−	$(17,809)	$64,564
Other ABS	5,665		−	(4,765)	900
Total	$88,038	$	−	$(22,574)	$65,464

(1)	As of March 31, 2008 and December 31, 2007, all securities were pledged as collateral security under related financings.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

The following tables summarize the estimated maturities of the Company’s MBS and other ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
March 31, 2008:
Less than one year	$17,162	$25,344	4.23%
Greater than one year and less than five years	6,592	8,997	4.32%
Greater than five years and less than ten years	25,017	43,734	5.64%
Total	$48,771	$78,075	5.06%
December 31, 2007:
Less than one year	$11,908	$12,824	6.15%
Greater than one year and less than five years	19,042	21,589	6.16%
Greater than five years and less than ten years	34,514	53,625	5.85%
Total	$65,464	$88,038	5.96%

The contractual maturities of the securities available-for-sale range from July 2017 to March 2051.

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months				Total
	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
March 31, 2008:
Commercial MBS private placement	$42,013	$(19,015)		$6,469		$(4,913)	$48,482	$(23,928)
Other ABS	289	(5,376)		−		−	289	(5,376)
Total temporarily impaired securities	$42,302	$(24,391)		$6,469		$(4,913)	$48,771	$(29,304)
December 31, 2007:
Commercial MBS private placement	$64,564	$(17,809)	$	−	$	−	$64,564	$(17,809)
Other ABS	900	(4,765)		−		−	900	(4,765)
Total temporarily impaired securities	$65,464	$(22,754)	$	−	$	−	$65,464	$(22,574)

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios monthly and the determination of other-than-temporary impairment is made at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

•	the length of time the market value has been less than amortized cost;

•	the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value;

•	the severity of the impairment;

•	the expected loss of the security as generated by third party software;

•	credit ratings from the rating agencies; and

•	underlying credit fundamentals of the collateral backing the securities.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

While the available-for-sale investments have continued to decline in fair value, their change continues to be temporary.  In particular, with respect to CMBS, all assets are current with respect to interest and principal payments.  In addition, the Company performs an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  The Company’s review concludes, that there exist no credit characteristics that would indicate other-than-temporary impairments as of March 31, 2008.

In November 2007, the Company sold a portion of its preferred shares in Ischus CDO II to an independent third party.  The sale was deemed to be a reconsideration event under FIN 46-R and as a result, the Company was no longer considered the primary beneficiary and Ischus CDO II was deconsolidated.  The Company currently recognizes income on its remaining investment using the cost recovery method.  The investment in Ischus CDO II was fully recovered during the months ended March 31, 2008.  For the three months ended March 31, 2008, $1.3 million of cash receipts was collected of which, $997,000 was recognized as interest income – other on the consolidated statement of income.  No additional cash has been collected since March 31, 2008.

NOTE 5 – LOANS HELD FOR INVESTMENT

The following is a summary of loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium	Amortized Cost (1)
March 31, 2008:
Bank loans	$951,043	$(2,093)	$948,950
Commercial real estate loans:
Whole loans	566,132	(3,141)	562,991
B notes	89,353	109	89,462
Mezzanine loans	215,946	(4,528)	211,418
Total commercial real estate loans	871,431	(7,560)	863,871
	1,822,474	(9,653)	1,812,821
Allowance for loan loss	(6,704)	−	(6,704)
Total	$1,815,770	$(9,653)	$1,806,117
December 31, 2007:
Bank loans	$931,107	$(6)	$931,101
Commercial real estate loans:
Whole loans	532,277	(3,559)	528,718
B notes	89,448	129	89,577
Mezzanine loans	227,597	(4,435)	223,162
Total commercial real estate loans	849,322	(7,865)	841,457
	1,780,429	(7,871)	1,772,558
Allowance for loan loss	(5,919)	−	(5,919)
Total	$1,774,510	$(7,871)	$1,766,639

(1)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2008 and December 31, 2007.

As of March 31, 2008, approximately 18.0% of the Company’s portfolio was concentrated in California.

At March 31, 2008, the Company’s bank loan portfolio consisted of $945.5 million (net of allowance of $3.5 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 1.50% and LIBOR plus 9.50% with maturity dates ranging from July 2008 to August 2022.

At December 31, 2007, the Company’s bank loan portfolio consisted of $928.3 million (net of allowance of $2.8 million) of floating rate loans, which bear interest ranging between the LIBOR plus 1.38% and LIBOR plus 7.50% with maturity dates ranging from July 2008 to August 2022.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT− (Continued)

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Range of Maturity Dates
March 31, 2008:
Whole loans, floating rate	29	$464,697	LIBOR plus 1.50% to LIBOR plus 4.40%	May 2008 to July 2010
Whole loans, fixed rate	7	98,294	6.98% to 8.57%	May 2009 to August 2012
B notes, floating rate	3	33,557	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2008 to March 2009
B notes, fixed rate	3	55,905	7.00% to 8.66%	July 2011 to July 2016
Mezzanine loans, floating rate	10	130,201	LIBOR plus 2.15% to LIBOR plus 3.45%	August 2008 to May 2009
Mezzanine loans, fixed rate	7	81,217	5.78% to 11.00%	November 2009 to September 2016
Total	59	$863,871

December 31, 2007:
Whole loans, floating rate	28	$430,776	LIBOR plus 1.50% to LIBOR plus 4.25%	May 2008 to July 2010
Whole loans, fixed rates	7	97,942	6.98% to 8.57%	May 2009 to August 2012
B notes, floating rate	3	33,570	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2008 to October 2008
B notes, fixed rate	3	56,007	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	11	141,894	LIBOR plus 2.15% to LIBOR plus 3.45%	February 2008 to May 2009
Mezzanine loans, fixed rate	7	81,268	5.78% to 11.00%	November 2009 to September 2016
Total	59	$841,457

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT− (Continued)

As of March 31, 2008, the Company had recorded a provision for loan loss of $6.7 million consisting of a $3.5 million provision on the Company’s bank loan portfolio and a $3.2 million provision on the Company’s commercial real estate portfolio as a result of the Company having two bank loans and one commercial real estate loan that were deemed impaired.

As of December 31, 2007, the Company had recorded a provision for loan loss of $5.9 million consisting of a $2.7 million provision on the Company’s bank loan portfolio and a $3.2 million provision on the Company’s commercial real estate portfolio as a result of the Company having two bank loans and one commercial real estate loan that were deemed impaired.

The Company has one mezzanine loan, with a book value of $11.6 million, net of a reserve of $1.1 million that is secured by 100% of the equity interests in two enclosed regional shopping malls.    A cash trap event has been triggered as a result of the properties failing to achieve certain operating hurdles originally set forth in the loan documents.  Currently, all excess cash flow is being held in a curtailment reserve by the senior lender.  As of March 31, 2008, the loan is more than 30 days past due for payment.   The Company continues to work closely with the borrower and special servicer toward a resolution.

NOTE 6 –DIRECT FINANCING LEASES AND NOTES

The Company’s direct financing leases and notes have weighed average initial lease and note terms of 71 months and 72 months as of March 31, 2008 and December 31, 2007, respectively.  The interest rates on notes receivable range from 6.5% to 22.5% and from 6.8% to 13.4% as of March 31, 2008 and December 31, 2007, respectively.  Investments in direct financing leases and notes, net of unearned income, were as follows (in thousands):

	March 31,		December 31,
	2008		2007
Direct financing leases, net	$26,524		$28,880
Notes receivable	67,728		66,150
Total	$94,252	(1)	$95,030	(1)

(1)	Includes a $293,000 provision for lease losses.

The components of net investment in direct financing leases are as follows (in thousands):

	March 31,	December 31,
	2008	2007
Total future minimum lease payments	$31,143	$34,009
Unguaranteed residual	21	21
Unearned income	(4,640)	(5,150)
Total	$26,524	$28,880

At December 31, 2007, the Company had three leases that were sufficiently delinquent with respect to scheduled payments of interest to require a provision for lease losses.  As a result, the Company had recorded an allowance for lease losses of $293,000 for the year ended December 31, 2007.  The Company did not record any additional allowances for lease losses as of March 31, 2008.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 7 – BORROWINGS

The Company finances the acquisition of its investments, including securities available-for-sale, loans and equipment leases and notes, primarily through the use of secured and unsecured borrowings in the form of CDOs, repurchase agreements, a secured term facility, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.  Certain information with respect to the Company’s borrowings at March 31, 2008 and December 31, 2007 is summarized in the following table (dollars in thousands):
	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
March 31, 2008:
Repurchase Agreements (1)	$71,915	4.29%	18.2 days	$139,004
RREF CDO 2006-1 Senior Notes (2)	260,673	3.47%	38.4 years	328,405
RREF CDO 2007-1 Senior Notes (3)	353,801	3.27%	38.5 years	456,425
Apidos CDO I Senior Notes (4)	318,026	3.75%	9.3 years	293,007
Apidos CDO III Senior Notes (5)	259,289	3.35%	12.2 years	239,974
Apidos Cinco CDO Senior Notes (6)	317,829	3.57%	12.1 years	298,185
Secured Term Facility	89,985	6.74%	2.0 years	94,252
Unsecured Junior Subordinated Debentures (7)	51,548	6.92%	28.4 years	−
Total	$1,723,066	3.79%	20.5 years	$1,849,252

December 31, 2007:
Repurchase Agreements (1)	$116,423	6.33%	18.5 days	$190,914
RREF CDO 2006-1 Senior Notes (2)	260,510	5.69%	38.6 years	282,849
RREF CDO 2007-1 Senior Notes (3)	345,986	5.49%	38.8 years	444,715
Apidos CDO I Senior Notes (4)	317,882	5.47%	9.6 years	309,495
Apidos CDO III Senior Notes (5)	259,178	5.59%	12.5 years	253,427
Apidos Cinco CDO Senior Notes (6)	317,703	5.38%	12.4 years	311,813
Secured Term Facility	91,739	6.82%	2.3 years	95,030
Unsecured Junior Subordinated Debentures (7)	51,548	8.86%	28.7 years	−
Total	$1,760,969	5.73%	20.1 years	$1,888,243

(1)
For March 31, 2008, collateral consists of available-for-sale securities with a fair value of $24.2 million and loans of $114.8 million.  For December 31, 2007, collateral consists of available-for-sale securities with a fair value of $34.2 million and loans of $156.7 million.

(2)
Amount represents principal outstanding of $265.5 million less unamortized issuance costs of $4.8 million and $5.0 million as of March 31, 2008 and December 31, 2007, respectively.  This CDO transaction closed in August 2006.

(3)
Amount represents principal outstanding of $360.3 million less unamortized issuance costs of $6.5 million as of March 31, 2008 and principal outstanding of $352.7 million less unamortized issuance costs of $6.7 million as of December 31, 2007.  This CDO transaction closed in June 2007.

(4)
Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $3.5 million as of March 31, 2008 and $3.6 million as of December 31, 2007.  This CDO transaction closed in August 2005.

(5)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $3.2 million as of March 31, 2008 and $3.3 million as of December 31, 2007.  This CDO transaction closed in May 2006.

(6)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $4.2 million as of March 31, 2008 and $4.3 million as of December 31, 2007.  This CDO transaction closed in May 2007.

(7)	Amount represents junior subordinated debentures issued to Resource Capital Trust I and RCC Trust II in May 2006 and September 2006, respectively.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

The Company had repurchase agreements with the following counterparties at the dates indicated (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2008:
Natixis Real Estate Capital, Inc.	$47,983	18	4.21%
Credit Suisse Securities (USA) LLC	$16,501	28	4.70%
J.P. Morgan Securities, Inc.	$2,030	2	3.65%
Bear, Stearns International Limited	$1,219	18	4.07%

December 31, 2007:
Natixis Real Estate Capital, Inc.	$58,155	18	6.42%
Credit Suisse Securities (USA) LLC	$15,626	25	5.91%
J.P. Morgan Securities, Inc.	$886	9	5.63%
Bear, Stearns International Limited	$1,170	15	6.22%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Repurchase and Credit Facilities

In April 2007, the Company’s indirect wholly-owned subsidiary, RCC Real Estate SPE 3, LLC, (“RCC Real Estate SPE 3”) entered into a master repurchase agreement with Natixis Real Estate Capital, Inc. to be used as a warehouse facility to finance the purchase of commercial real estate loans and commercial mortgage-backed securities.  The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million.  The financing provided by the agreement matures April 18, 2010 subject to a one-year extension at the option of RCC Real Estate SPE 3 and subject further to the right of RCC Real Estate SPE 3 to repurchase the assets held in the facility earlier.  The Company paid a facility fee of 0.75% of the maximum facility amount, or $1.2 million, at closing.  In addition, once the borrowings exceed a weighted average undrawn balance of $75.0 million for the prior 90 day period, the Company will be required to pay a Non-Usage Fee on the unused portion equal to the product of (i) 0.15% per annum multiplied by, (ii) the weighted average undrawn balance during the prior 90 day period.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price, rate and term.  These are one-month contracts.  The repurchase agreement is with recourse only to the assets financed, subject to standardized exceptions relating to breaches of representations, fraud and similar matters.  The Company has guaranteed RCC Real Estate SPE 3’s performance of its obligations under the repurchase agreement.  At March 31, 2008, RCC Real Estate SPE 3 had borrowed $64.3 million.  At March 31, 2008, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $111.7 million and had a weighted average interest rate of one-month LIBOR plus 1.39%, which was 4.21% at March 31, 2008.  At December 31, 2007, RCC Real Estate SPE 3 had borrowed $96.7 million.  At December 31, 2007, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $154.2 million and had a weighted average interest rate of one-month LIBOR plus 1.39%, which was 6.42% at December 31, 2007.

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
MARCH 31, 2008
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Repurchase and Credit Facilities − (continued)

The Company received a waiver for the period ended December 31, 2007, which is effective through May 15, 2008, from Bayerische Hypo- und Vereinsbank AG with respect to its non-compliance with the tangible net worth covenant.  Under the covenant, Resource America is required to maintain a consolidated net worth (stockholder’s equity) of at least $175.0 million plus 90% of the net proceeds of any capital transactions, minus all amounts (not to exceed $50,000,000) paid by Resource America to repurchase any outstanding shares of common or preferred stock of the Company, measured by each quarter end, as further described in the agreement.

The Company paid $300,000 in commitment fees during the year ended December 31, 2006.  Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility in the consolidated statements of income.  The Company paid $6,000 in unused line fees as of March 31, 2008.  Unused line fees are expensed immediately into interest expense in the consolidated statements of income.  As of March 31, 2008, the Company had borrowed $90.0 million at a weighted average interest rate of 6.74%.  As of December 31, 2007, the Company had borrowed $91.7 million at a weighted average interest rate of 6.82%.  The facility expires March 2010.

In December 2005, the Company entered into a $15.0 million unsecured revolving credit facility with Commerce Bank, N.A.  This facility was increased to $25.0 million in April 2006.  This facility was decreased to $10.0 million in April 2008 to reflect more closely the actual borrowing base available to the Company under the facility and to reduce fees payable on the amount available for borrowing under the facility.  Outstanding borrowings bear interest at one of two rates elected at the Company’s option; (i) the lender’s prime rate plus a margin ranging from 0.50% to 1.50% based upon the Company’s leverage ratio; or (ii) LIBOR plus a margin ranging from 1.50% to 2.50% based upon the Company’s leverage ratio.  The facility expires in December 2008.  The Company paid $9,000 and $37,000 in unused line fees as of March 31, 2008 and December 31, 2007, respectively.  Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility in the consolidated statements of income.  Unused line fees are expensed immediately into interest expense in the consolidated statements of income.  As of March 31, 2008 and December 31, 2007, no borrowings were outstanding under this facility.

In August 2005, the Company’s subsidiary, RCC Real Estate, entered into a master repurchase agreement with Bear, Stearns International Limited (“Bear Stearns”) to finance the purchase of commercial real estate loans.  The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  The Company has guaranteed RCC Real Estate’s obligations under the repurchase agreement to a maximum of $150.0 million.  At March 31, 2008, the Company had borrowed $1.9 million, all of which was guaranteed, with a weighted average interest rate of LIBOR plus 1.25%, which was 4.07% at March 31, 2008.  At December 31, 2007, the Company had borrowed $1.9 million, all of which was guaranteed, with a weighted average interest rate of LIBOR plus 1.25%, which was 6.22% at December 31, 2007.  As of April 18, 2008, the Company repaid all obligations under this facility.

In March 2005, the Company entered into a master repurchase agreement with Credit Suisse Securities (USA) LLC to finance the purchase of agency ABS-residential MBS (“RMBS”) securities.  In December 2006, the Company began using this facility to finance the purchase of commercial MBS (“CMBS”)-private placement and other securities.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At March 31, 2008, the Company had borrowed $4.1 million with a weighted average interest rate of 4.70%.  At December 31, 2007, the Company had borrowed $14.6 million with a weighted average interest rate of 5.91%.

In March 2005, the Company entered into a master repurchase agreement with J.P. Morgan Securities, Inc. to finance the purchase of agency ABS-RMBS.  In August 2007, the Company began using this facility to finance the purchase of CMBS-private placement.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At March 31, 2008, the Company had borrowed $1.7 million with a weighted average interest rate of 3.65%.  At December 31, 2007, the Company had borrowed $3.2 million with a weighted average interest rate of 5.63%.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Collateralized Debt Obligations

Resource Real Estate Funding CDO 2007-1

In June 2007, the Company closed RREF 2007-1, a $500.0 million CDO transaction that provides financing for commercial real estate loans and CMBS.  The investments held by RREF 2007-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF 2007-1 issued a total of $390.0 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF 2007-1.

The senior notes issued to investors by RREF 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of available class A-1R notes ($26.7 million was funded as of March 31, 2008), which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  As a result of the Company’s ownership of 100% of the Class H, K, L and M senior notes and $5.0 million of the Class J senior note, the notes retained eliminate in consolidation.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors was 3.27% at March 31, 2008.

During the period ended March 31, 2008, the Company repurchased $5.0 million of the Class J notes in RREF 2007-1 at a price of 65.0% which resulted in a $1.75 million gain.  The Company reported the gain as gain on the extinguishment of debt in its consolidated statement of income.

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

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 3.57% at March 31, 2008.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

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

The senior notes issued to investors by RREF 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors was 3.47% at March 31, 2008.

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

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity.  The weighted average interest rate on all notes was 3.35% at March 31, 2008.

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
MARCH 31, 2008
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Collateralized Debt Obligations − (Continued)

Apidos CDO I − (Continued)

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 3.75% at March 31, 2008.

Trust Preferred Securities

In May 2006 and September 2006, the Company formed Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although the Company owns 100% of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of these entities in accordance with Financial Accounting Standards Board, (“FASB”) Interpretation 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46-R”).  In connection with the issuance and sale of the capital securities, the Company issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing the Company’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at March 31, 2008 were $743,000 and $751,000, respectively.  These costs, which are included in other assets, are being amortized into interest expense using the effective yield method over a ten year period and are recorded in the consolidated statements of income.

The rights of holders of common securities of RCT I and RCT II are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities economic and voting rights are pari passu with the capital securities.  The capital and common securities of RCT I and RCT II are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each.  Unless earlier dissolved, RCT I will dissolve on May 25, 2041 and RCT II will dissolve on September 29, 2041.  The junior subordinated debentures are the sole assets of RCT I and RCT II, mature on June 30, 2036 and October 30, 2036, respectively, and may be called at par by the Company any time after June 30, 2011 and October 30, 2011, respectively.  Interest is payable on the junior subordinated debentures held by RCT I and RCT II quarterly at a floating rate equal to three-month LIBOR plus 3.95% per annum.  The rates for RCT I and RCT II, at March 31, 2008, were 6.65% and 7.20%, respectively.  The Company records its investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated trusts and records dividend income upon declaration by RCT I and RCT II.

NOTE 8 – CAPITAL STOCK

Under a share repurchase plan authorized by the board of directors on July 26, 2007, the Company was authorized to buy back up to 2.5 million outstanding shares.  As of December 31, 2007, the Company had repurchased 263,000 shares at a weighted average price, including commissions, of $10.54 per share.  No additional shares were repurchased during the three months ended March 31, 2008.

NOTE 9 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Manager	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2008	113,332	4,404	463,757	581,493
Issued	−	17,261	144,000	161,261
Vested	(113,332)	(4,404)	(65,326)	(183,062)
Forfeited	−	−	−	−
Unvested shares as of March 31, 2008	−	17,261	542,431	559,692

ESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 9 – SHARE-BASED COMPENSATION − (Continued)

Pursuant to SFAS 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager and non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the three months ended March 31, 2008 and 2007, including shares issued to the four non-employee directors, was $1.4 million and $6.7 million, respectively.

On January 14, 2008, the Company issued 144,000 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on January 14, 2009.  The balance will vest annually thereafter through January 14, 2011.

On February 1, 2008 and March 8, 2008, the Company granted 2,261 and 15,000 shares of restricted stock, respectively, to the Company’s non-employee directors as part of their annual compensation.  These shares will vest in full on the first anniversary of the date of grant.

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2008	640,166	$14.99
Granted	−	−
Exercised	−	−
Forfeited	−	−
Outstanding as of March 31, 2008	640,166	$14.99	7	$30
Exercisable at March 31, 2008	194,833	$15.03	7	$7

The common stock options have a remaining contractual term of seven years.  Upon exercise of options, new shares are issued.

The following table summarizes the status of the Company’s unvested stock options as of March 31, 2008:

Unvested Options	Options	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2008	205,722		$14.97
Granted	−	$	−
Vested	(142,389)		$15.04
Forfeited	−	$	−
Unvested at March 31, 2008	63,333		$15.18

The weighted average period over which the Company expects to recognize the remaining expense on the unvested options is one year.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 9 – SHARED-BASED COMPENSATION − (Continued)

The following table summarizes the status of the Company’s vested stock options as of March 31, 2008:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2008	357,944	$15.00
Vested	142,389	15.04
Exercised	−	−
Forfeited	−	−
Vested as of March 31, 2008	500,333	$15.01	7	$307

The common stock option transactions are valued using the Black-Scholes model using the following assumptions:

	As of March 31, 2008	As of December 31, 2007
Expected life	7 years	7 years
Discount rate	3.34%	3.97%
Volatility	51.09%	42.84%
Dividend yield	26.75%	17.62%

The fair value of each common stock transaction for the three months ended March 31, 2008 and for the year ended December 31, 2007, respectively, was $0.047 and $0.251.  For the three months ended March 31, 2008 and 2007, the components of equity compensation expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Options granted to Manager and non-employees	$(58)	$(11)
Restricted shares granted to Manager and non-employees	117	480
Restricted shares granted to non-employee directors	22	17
Total equity compensation expense	$81	$486

During the three months ended March 31, 2007, the Manager received 9,960 shares as incentive compensation valued at $172,000 pursuant to the management agreement.  There was no incentive fee paid during the three months ended March 31, 2008.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the management agreement, the Company had established no formal criteria for equity awards as of March 31, 2008.  All awards are discretionary in nature and subject to approval by the compensation committee of the Company’s board of directors.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 10 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	March 31,
	2008	2007
Basic:
Net income	$9,363	$9,439
Weighted average number of shares outstanding	24,612,724	24,433,417
Basic net income per share	$0.38	$0.39

Diluted:
Net income	$9,363	$9,439
Weighted average number of shares outstanding	24,612,724	24,433417
Additional shares due to assumed conversion of dilutive instruments	270,720	404,292
Adjusted weighted-average number of common shares outstanding	24,883,444	24,837,709
Diluted net income per share	$0.38	$0.38

Potentially dilutive shares relating to stock options to purchase 640,166 shares of common stock and warrants to purchase 1,192,697 shares of common stock are not included in the calculation of diluted net income per share for the three months ended March 31, 2008 because the effect was anti-dilutive.

NOTE 11 – RELATED PARTY TRANSACTIONS

Relationship with Resource Real Estate

Resource Real Estate originates, finances and manages our commercial real estate loan portfolio, including A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At March 31, 2008 and December 31, 2007, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio of approximately $232,000 and $197,000, respectively.  At March 31, 2008 and December 31, 2007, Resource Real Estate was indebted to the Company for deposits held in trust in connection with the Company’s commercial real estate portfolio of approximately $90,000 and $70,000, respectively.

Relationship with LEAF Financial Corporation (“LEAF”)

LEAF, a majority-owned subsidiary of RAI, originates and manages equipment leases and notes on the Company’s behalf.  The Company purchases these leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs.  At March 31, 2008 and December 31, 2007, the Company acquired $6.2 million and $38.7 million, respectively, of equipment lease and note investments from LEAF, including $61,000 and $387,000 million of origination cost reimbursements, respectively.  In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes.  At March 31, 2008 and December 31, 2007, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of approximately $157,000 and $133,000, respectively.  LEAF’s servicing fees for the three months ended March 31, 2008 and 2007 were $236,000 and $209,000, respectively.

Relationship with Resource America

At March 31, 2008, RAI owned 1,962,500 shares, or 7.8%, of the Company’s outstanding common stock.  In addition, RAI has 100,088 unexercised warrants and 2,166 options to purchase restricted stock.

The Company entered into a management agreement under which the Manager receives substantial fees.  For the three months ended March 31, 2008 and 2007, the Manager earned base management fees of approximately $1.2 million and $1.3 million, respectively, and incentive compensation fees of $564,000 and $745,000, respectively.  The Company may also reimburse the Manager and Resource America for financial services expense, rent and other expenses incurred in performance under the management agreement.  For the three months ended March 31, 2008 and 2007, the Company reimbursed the Manager $101,000 and $230,000, respectively, for such expenses.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 11 – RELATED-PARTY TRANSACTIONS − (Continued)

Relationship with Resource America − (Continued)

The base management fee for the three months ended March 31, 2008 and 2007 was $1.2 million and $1.3 million, respectively.  The incentive management fee for the three months ended March 31, 2008 and 2007 was $564,000 and $753,000, respectively.

At March 31, 2008, the Company was indebted to the Manager for base and incentive management fees of $787,000 and $564,000, respectively, and for the reimbursement of expenses of $64,000.  At December 31, 2007, the Company was indebted to the Manager for base management fees of $802,000 and for reimbursement of expenses of $65,000.  These amounts are included in accounts payable and other liabilities.

As of March 31, 2008 and December 31, 2007, the Company had executed six CDO transactions.  These CDO transactions were structured for the Company by the Manager but, under the management agreement, the Manager was not separately compensated by the Company for these transactions.  In addition, the Company may reimburse the Manager and Resource America for expenses for employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.

Relationship with Law Firm

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood, P.C., a law firm.  For the three months ended March 31, 2008 and 2007, the Company paid Ledgewood approximately $66,000 and $152,000, respectively, for legal services.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

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

On March 11, 2008, the Company declared a quarterly distribution of $0.41 per share of common stock, $10.4 million in the aggregate, which was paid on April 28, 2008 to stockholders of record as of March 30, 2008.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

       Effective January 1, 2008, the Company adopted the provisions of SFAS 157 which did not have a material effect on the Company’s consolidated financial statements as investment securities available-for-sale and derivatives have always been disclosed at fair value.  SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 - Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability falls in the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter; and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.  However, the Company expects that changes in classifications between levels will be rare.

Certain assets and liabilities are measured at fair value on a recurring basis.  The following is a discussion of these assets and liabilities as well as the valuation techniques applied to each for fair value measurement.
Investment securities available-for-sale are measured with dealer quotes and income valuation approaches using the following types of  inputs:

•
Commercial Mortgage Backed Securities with no secondary trading except for distressed sellers and markets reflecting forced liquidations are valued using an income approach and utilizing an appropriate current market yield, time value and estimated losses from default assumptions based on historical analysis.

•	Other ABS is priced using consensus pricing and a dealer quote.

The following is a discussion of the valuation techniques applied to derivatives for fair value measurement.

•
Derivatives (Interest rate swap contracts), both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors.

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Quoted Prices in Active Markets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Balance as of March 31, 2008
Securities available-for-sale	$	−	$	−	$48,771	$48,771
Derivatives, net		−		(24,454)	−	(24,454)
Total	$	−		$(24,454)	$48,771	$24,317

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS − (Continued)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Securities Available-for-Sale
Beginning balance	$65,464
Total gains or losses (realized/unrealized):
Included in earnings	(2,000)
Purchases, sales, issuances, and settlements (net)	(7,963)
Included in other comprehensive income	(6,730)
Ending balance	$48,771

The Company had $2.0 million of losses includes in earnings due to the sale of one asset during the three months ended.  The loss is included on consolidated statement of income as net realized (losses) gains on sales of investments.

SFAS 107, “Disclosure About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which it is practicable to estimate value.  The fair value of available-for-sale securities, derivatives and direct financing leases and notes is equal to their respective carrying value presented in the consolidated balance sheets.  The estimated fair value of loans held for investment was $1.7 billion as of March 31, 2008 and December 31, 2007.  The fair value of the Company’s investments represent management’s estimate of the price that a willing buyer would pay a willing seller for such assets.  This estimate is based on the underlying interest rates and credit spreads for fixed-rate securities and, to the extent available, quoted market prices.  The fair value of all other assets and liabilities approximates carrying value as of March 31, 2008 and December 31, 2007, due to the short-term nature of these items.

NOTE 14 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

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

At March 31, 2008, the Company had 31 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.14% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $340.0 million at March 31, 2008.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2008
(Unaudited)

NOTE 14 – INTEREST RISK AND DERIVATIVE INSTRUMENTS − (Continued)

At December 31, 2007, the Company had 30 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.36% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $347.9 million at December 31, 2007.

The estimated fair value of the Company’s interest rate swaps was ($24.5) million and ($18.0) million as of March 31, 2008 and December 31, 2007, respectively.  The Company had aggregate unrealized losses of $26.3 million and $15.7 million on the interest rate swap agreements as of March 31, 2008 and December 31, 2007, respectively, which is recorded in accumulated other comprehensive loss.  In connection, with the August 2006 close of Resource Real Estate Funding CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the maturity of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of Resource Real Estate Funding CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the maturity of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF 2006-1 during the three months ended March 31, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the maturity of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on MBS in the Company’s investment portfolio.  The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount.  At March 31, 2008, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $4.0 million.  At December 31, 2007, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $4.1 million.

NOTE 15 – SUBSEQUENT EVENTS

On March 11, 2008, the Company announced a quarterly distribution of $0.41 per share of common stock which was paid on April 28, 2008 to stockholders of record as of March 31, 2008.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Unaudited)

This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for period ended December 31, 2007.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

Overview

We are a specialty finance company that focuses primarily on commercial real estate and commercial finance.  We are organized and conduct our operations to qualify as a REIT under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.  We invest in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets.  Future distributions and capital appreciation are not guaranteed, however, and we have only a relatively short operating history and REIT experience upon which you can base an assessment of our ability to achieve our objectives.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks.  We generate revenues from the interest we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, payments on equipment leases and notes and other ABS.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments comprises a significant part of our expenses.  Our net income will depend on our ability to control these expenses relative to our revenue.  In our bank loans, CMBS, equipment leases and notes and other ABS, we have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as a long-term financing source.  In our commercial real estate loan portfolio, we have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as a long-term financing source.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

Beginning in the second half of 2007 and continuing through the first quarter of 2008, there have been unprecedented disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the U.S. real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets.  These conditions have had, and we expect will continue to have, an adverse effect on us and companies we finance.  In particular, the market valuation for CMBS in our investment portfolio has been temporarily impaired and, as a result, our ability to finance has been significantly reduced.  While we believe we have appropriately valued the assets in our investment portfolio at March 31, 2008, we cannot assure you that further impairment will not occur or that our assets will otherwise not be adversely effected by market conditions.

The events occurring in the credit markets have impacted our financing and investing strategies.  The market for securities issued by securitizations collateralized by assets similar to those in our investment portfolio has contracted severely.  Since our sponsorship in June 2007 of RREF 2007-1, we have not sponsored any new securitizations and we expect our ability to sponsor new securitizations will be limited for the foreseeable future.  Short-term financing through warehouse lines of credit and repurchase agreements has become less available and reliable as increasing volatility in the valuation of assets similar to those we originate has increased the risk of margin calls. To reduce our exposure to margin calls or facility terminations, we have been paying down various repurchase agreement borrowings that finance CMBS and other securities that we hold.  During the three month period ended March 31, 2008, we paid down repurchase borrowings by $5.1 million.  In addition, we have funded margin calls for additional collateral on a term facility that finances several commercial real estate loans by $6 million during the same three month period. These events have impacted (and we expect will continue to impact) our ability to finance our business on a long-term, match-funded basis and may impede our ability to originate loans and securities.

Beginning in the second half of 2007, we have focused on managing our exposure to liquidity risks primarily by reducing our exposure to possible margin calls under repurchase agreements, seeking to conserve our liquidity.  We have continued to manage our liquidity and originate new assets primarily through capital recycling as payoffs occur and through existing capacities within our completed securitizations.  To illustrate these efforts, within our commercial real estate loan portfolio we had uninvested cash of $54.0 million at December 31, 2007 coupled with the proceeds of a loan that paid off of $11.4 million during the quarter ended March 31, 2008 to originate a new loan of $20.8 million and transfer $42.8 million of commercial real estate loans into RREF CDO 2006-1.  The proceeds from the transfer of commercial real estate loans into RREF CDO 2006-1 were used to repay related repurchase agreement debt of $26.3 million and the remaining $16.5 million became unrestricted cash during the period.  As of March 31, 2008, our repurchase agreement exposure was $49.2 million on commercial real estate loans and $17.7 million on CMBS and commercial real estate CDO notes.

We expect to continue to generate net investment income from our current investment portfolio and generate dividends for our shareholders. We continue to seek additional sources of financing, including expanded bank financing, and use of co-investment, participations and joint venture strategies that will enable us to originate investments and generate fee income while preserving capital.

We consolidate variable interest entities, or VIEs, if we determine we are the primary beneficiary, in accordance with Financial Accounting Standards Board, FASB Interpretation 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46-R.  During the year ended December 31, 2007, we sold ten percent of our equity investment in Ischus CDO II to an independent third party at market value.  The sale was deemed to be a reconsideration event under FIN 46-R and we determined we were no longer the primary beneficiary.  Therefore, we deconsolidated Ischus CDO II and recognized income in our investment in Ischus CDO II using the cost recovery method.  Our investment in Ischus CDO II was fully recovered during the three months ended March 31, 2008.  For the three months ended March 31, 2008, we recognized $997,000 of interest income on this investment which we record on our income statement as interest income – other.  No additional cash has been collected since March 31, 2008.

As of March 31, 2008, we had invested 74% of our portfolio in commercial real estate-related assets 25% in commercial bank loans and 1% in direct financing leases and notes.  As of December 31, 2007, we had invested 75% of our portfolio in commercial real estate-related assets, 24% in commercial bank loans and 1% in direct financing leases and notes.

Critical Accounting Policies and Estimates

The following represents our most critical accounting policies and estimates.  For a complete discussion of our critical accounting policies and estimates, see the discussion our annual report on Form 10-K for fiscal 2007 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations − Critical Accounting Policies and Estimates.”

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses.  Loans and leases held for investment are first individually evaluated for impairment, and then evaluated as a homogeneous pool as loans with substantially similar characteristics for impairment.  The reviews are performed at least quarterly.

We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based the present value of estimated cash flows; on market price, if available; or on the fair value of the collateral less estimated disposition costs.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, then we will record a charge-off or write-down of the loan against the allowance for credit losses.

The balance of impaired loans and leases was $17.2 million at March 31, 2008.  The total balance of impaired loans and leases with a valuation allowance at March 31, 2008 was $16.9 million.  All of the loans deemed impaired at March 31, 2008 have an associated valuation allowance.  The total balance of impaired leases without a specific valuation allowance was $360,000 at March 31, 2008.  The specific valuation allowance related to these impaired loans and leases was $2.7 million at March 31, 2008.  The average balance of impaired loans and leases was $16.9 million during the three months ended March 31, 2008.  We did not recognize any income on impaired loans and leases during 2008.

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

The following tables show the changes in the allowance for loan and lease losses (in thousands):

Three Months Ended March 31, 2008
Allowance for loan loss at January 1, 2008	$5,918
Provision for loan loss	786
Loans charged-off	−
Recoveries	−
Allowance for loan loss at March 31, 2008	$6,704

Three Months Ended March 31, 2008
Allowance for lease loss at January 1, 2008	$293
Provision for lease loss	−
Leases charged-off	−
Recoveries	−
Allowance for lease loss at March 31, 2008	$293

Classifications and Valuation of Investment Securities

Effective January 1, 2008, we adopted the provisions of SFAS 157 which did not have a material effect on our consolidated financial statements as investment securities available-for-sale and derivatives have always been disclosed at fair value.  SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We determined fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value:
Level 1 - Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 - Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability falls in the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter; and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.  However, we expect that changes in classifications between levels will be rare.

Certain assets and liabilities are measured at fair value on a recurring basis.  The following is a discussion of these assets and liabilities as well as the valuation techniques applied to each for fair value measurement.  Investment securities available-for-sale are measured with dealer quotes and income valuation approaches using the following types of  inputs:

•
Commercial Mortgage Backed Securities with no secondary trading except for distressed sellers and markets reflecting forced liquidations are valued using an income approach and utilizing an appropriate current market yield, time value and estimated losses from default assumptions based on historical analysis.

•	Other ABS is priced using consensus pricing and a dealer quote.

The following is a discussion of the valuation techniques applied to derivatives for fair value measurement.

•
Derivatives (Interest rate swap contracts), both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors.

The following table presents information about our assets (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Quoted Prices in Active Markets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Balance as of March 31, 2008
Securities available-for-sale	$	−	$	−	$48,771	$48,771
Derivatives, net		−		(24,454)	−	(24,454)
Total	$	−		$(24,454)	$48,771	$24,317

The following table presents additional information about assets which are measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Securities Available-for-Sale
Beginning balance	$65,464
Total gains or losses (realized/unrealized):
Included in earnings	(2,000)
Purchases, sales, issuances, and settlements (net)	(7,963)
Included in other comprehensive income	(6,730)
Ending balance	$48,771

We had $2.0 million of losses includes in earnings due to the sale of one asset during the three months ended.  The loss is included on consolidated statement of income as net realized (losses) gains on sales of investments.

Statement of Financial Accounting Standards, or SFAS, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, requires us to classify our investment portfolio as either trading investments, available-for-sale investments or held-to-maturity investments.  Although we generally plan to hold most of our investments to maturity, we may from time to time sell any of our investments due to changes in market conditions or in accordance with our investment strategy.  Accordingly, SFAS 115 requires us to classify all of our investment securities as available-for-sale.  We report all investments classified as available-for-sale at fair value, based on market prices provided by dealers, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

We evaluate our available-for-sale investments for other-than-temporary impairment charges in accordance with Emerging Issues Task Force, or EITF, 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  SFAS 115 and EITF 03-1 require an investor to determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), evaluate whether the impairment is other than temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.  The guidance also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  EITF 03-1 also includes disclosure requirements for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized.

While the available-for-sale investments have continued to decline in fair value, their change continues to be temporary. In particular, with respect to CMBS, all assets are current with respect to interest and principal payments. In addition, we perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Our review concludes, that there exist no credit characteristics that would indicate other-than-temporary impairments as of March 31, 2008.

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

We have from time to time purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty.  We currently record the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets.  Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on our consolidated income statements.  However, under an interpretation of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” such transactions may not qualify as a purchase by us.  We believe, and it is industry practice, that we are accounting for these transactions in an appropriate manner.  However, the result of this technical interpretation would prevent us from presenting the debt investments and repurchase agreements and the related interest income and interest expense on a gross basis on our financial statements.  Instead, we would present the net investment in these transactions with the counterparty and a derivative with the corresponding change in fair value of the derivative being recorded through earnings.  The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty.  There were no such transactions as of March 31, 2008 and December 31, 2007.  In February 2008, the Financial Accounting Standards Boards, or FASB issued FASB Staff Position 140-3, or FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and repurchase financing, which is effective for fiscal years beginning after November 15, 2008.  We do not expect FSP FAS 140-3 will have a material effect on our consolidated financial statements.

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

Results of Operations − Three Months Ended March 31, 2008 as compared to Three Months Ended March 31, 2007

Our net income for the three months ended March 31, 2008 was $9.4 million, or $0.38 per weighted average common share (basic and diluted) as compared to $9.4 million, or $0.39 per weighted average common share (basic and diluted) for the three months ended March 31, 2007.

Interest Income

The following table sets forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income from loans:
Bank loans	$16,163	6.62%	$940,832	$15,559	7.53%	$815,184
Commercial real estate loans	16,276	7.35%	$860,019	14,722	8.43%	$671,540
Total interest income from loans	32,439			30,281

Interest income from securities available-for-sale:
ABS-RMBS	−	N/A	N/A	6,287	7.04%	$350,279
CMBS	−	N/A	N/A	401	5.48%	$28,283
Other ABS	(51)	(3.34%)	$6,006	354	6.78%	$20,476
CMBS-private placement	1,232	5.58%	$81,973	354	5.49%	$25,868
Total interest income from securities available-for-sale	1,181			7,396

Leasing	1,990	8.68%	$94,568	1,910	8.74%	$87,308

Interest income – other:
Interest income - other (1)	997	N/A	N/A	−	N/A	N/A
Temporary investment in over-night repurchase agreements	376	N/A	N/A	423	N/A	N/A
Total interest income − other	1,373			423
Total interest income	$36,983			$40,010

(1)	Represents cash received on our 90% equity investment in Ischus CDO II in excess of our investment. Income on this investment is recognized using the cost recovery method.

Interest income decreased $3.0 million (8%) to $37.0 million for the three months ended March 31, 2008, from $40.0 million for the three months ended March 31, 2007.  We attribute this decrease to the following:

Interest Income from Securities Available-for-Sale

Interest income from securities available-for-sale decreased $6.2 million (84%) to $1.2 million for the three months ended March 31, 2008, from $7.4 million for the three months ended March 31, 2007.

Interest income from our ABS-RMBS, CMBS and Other ABS portfolio generated $6.3 million, $354,000 and $354,000, respectively for the three months ended March 31, 2007.  No interest income from this portfolio was generated during the three months ended March 31, 2008 as a result of the deconsolidation of Ischus CDO II  on November 13, 2007 following our sale of a 10% portion of our equity ownership, a reconsideration event in accordance with FIN 46-R.

This decrease was partially offset by the contribution from CMBS-private placement of $1.2 million of interest income for the three months ended March 31, 2008 as compared to $401,000 for the three months ended March 31, 2007, an increase of $831,000 (207%).  This increase resulted primarily from the increase of the weighted average balance on these securities to $82.0 million for the three months ended March 31, 2008 from $25.9 million for the three months ended March 31, 2007.

Interest Income from Loans

The decrease in interest income from securities-available-for-sale was partially offset by an increase in interest income from loans.  Interest income from loans increased $2.1 million (7%) to $32.4 million for the three months ended March 31, 2008 from $30.3 million for the three months ended March 31, 2007.

Bank loans generated $16.2 million of interest income for the three months ended March 31, 2008 as compared to $15.6 million for the three months ended March 31, 2007, an increase of $604,000 (4%).  This increase resulted primarily from an increase of $125.6 million in the weighted average balance of assets to $940.8 million for the three months ended March 31, 2008 from $815.2 million for the three months ended March 31, 2007, as a result of the acquisition of investments for and the closing of our third Apidos CDO.  The effects of the increase in the amount of bank loans were partially offset by a decrease in the weighted average rate earned by our bank loans to 6.62% for the three months ended March 31, 2008 from 7.53% for the three months ended March 31, 2007 primarily from the decrease in LIBOR which is a reference index for the rates payable by these loans.

Commercial real estate loans produced $16.3 million of interest income for the three months ended March 31, 2008 as compared to $14.7 million for the three months ended March 31, 2007, an increase of $1.6 million (11%).  This increase resulted from the increase in weighted average balance of $188.5 million on our commercial real estate loans to $860.0 million for the three months ended March 31, 2008 from $671.5 million for the three months ended March 31, 2007 as a result of the accumulation of assets for our second CRE CDO, RREF 2007-1.  This increase was partially offset by the following:

•
a decrease in the weighted average rate to 7.35% for the three months ended March 31, 2008 from 8.43% for the three months ended March 31, 2007, primarily as a result of the decrease in LIBOR which is a reference index for the rates payable by these loans; and

•
the acceleration of loan origination fees of $495,000 for the three months ended March 31, 2007 as a result of the sale of loans. There was no such acceleration of loan origination fees for the three months ended March 31, 2008.

Interest Income - Other

The decrease in interest income from securities-available-for-sale was also partially offset by an increase in interest income-other.  Interest income-other increased $1.0 million (225%) to $1.4 million for the three months ended March 31, 2008 as compared to $423,000 for the three months ended March 31, 2007 from an increase in interest income from our equity method investment in Ischus CDO II.  We use the cost recovery method to recognize the income on this investment.  For the three months ended March 31, 2008, $997,000 of interest income was recognized on this investment.  No such income was recognized for the three months ended March 31, 2007.

Interest Expense

The following tables set forth information relating to our interest expense incurred for the periods presented (in thousands, except percentages):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$10,886	4.63%	$906,000	$11,600	5.88%	$783,528
Commercial real estate loans	8,474	4.53%	$705,524	6,546	6.46%	$405,526
ABS-RMBS / CMBS / ABS	−	N/A	N/A	5,604	5.84%	$376,000
CMBS-private placement	77	5.57%	$6,291	337	5.39%	$25,091
Leasing	1,285	6.57%	$92,547	1,411	6.39%	$85,397
General	2,426	2.36%	$392,465	1,291	3.00%	$161,387
Total interest expense	$23,148			$26,789

Interest expense decreased $3.7 million (14%) to $23.1 million for the three months ended March 31, 2008 from $26.8 million for the three months ended March 31, 2007.  We attribute this increase to the following:

Interest expense on bank loans was $10.9 million for the three months ended March 31, 2008 as compared to $11.6 million for the three months ended March 31, 2007, a decrease of $714,000 (6%).  This decrease resulted primarily from the weighted average rate on the debt related to bank loans which decreased to 4.59% for the three months ended March 31, 2008 from 5.85% for the three months ended March 31, 2007 due primarily to the decrease in the LIBOR rate.  This decrease was partially offset by the following:

•
The increase of $122.5 million in the weighted average balance of debt to $906.0 million for the three months ended March 31, 2008 from $783.5 million for the three months ended March 31, 2007 primarily related to the accumulation of investments by, and the closing of our third bank loan CDO, Apidos Cinco CDO, which closed on May 30, 2007 and issued $322.0 million of debt.

•	We amortized $381,000 of deferred debt issuance costs related to the CDO financings for the three months ended March 31, 2008 as compared to $232,000 for the three months ended March 31, 2007.

ABS-RMBS, CMBS and other ABS, which we refer to collectively as ABS, were pooled and financed by Ischus CDO II.  Interest expense related to these obligations was $5.6 million for the three months ended March 31, 2007.  There was no such interest expense for the three months ended March 31, 2008 due to the deconsolidation of Ischus CDO II on November 13, 2007 as a result of the sale of a 10% portion of our equity ownership, a reconsideration event in accordance with FIN 46-R.

Interest expense on CMBS-private placement was $77,000 for the three months ended March 31, 2008 as compared to $337,000 for the three months ended March 31, 2007, a decrease of $260,000 (77%) due to a majority of the assets being financed by CDO debt for the three months ended March 31, 2008.  For the three months ended March 31, 2007, most of the assets were held outside of the CDOs.

Interest expense on leasing activities was $1.3 million for the three months ended March 31, 2008 as compared to $1.4 million for the three months ended March 31, 2007, a decrease of $126,000 (9%) resulting from the decrease in the commercial paper index, which is a reference index for the rate payable on this facility.

These decreases in interest expense were partially offset by interest expense on commercial real estate loans which generated $8.5 million of interest expense for the three months ended March 31, 2008 as compared to $6.5 million for the three months ended March 31, 2007, an increase of $2.0 million (29%).  This increase resulted primarily from the following:

•
The increase of $300.0 million in the weighted average balance of debt primarily related to the accumulation of investments by, and the closing of our second CRE CDO, RREF 2007-1, which closed on June 26, 2007 and issued $348.9 million of debt.

•	We amortized $348,000 of deferred debt issuance costs related to the CDO financings for the three months ended March 31, 2008 as compared to $144,000 for the three months ended March 31, 2007.

The increase in the weighted average balance and the increase in issuance cost amortization were partially offset by a decrease in the weighted average rate to 4.46% for the three months ended March 31, 2008 from 6.40% for the three months ended March 31, 2007 as a result of the decrease in LIBOR.

The decrease in interest expense was also partially offset by the increase in general interest expense which generated $2.4 million for the three months ended March 31, 2008 as compared to $1.3 million for the three months ended March 31, 2007 an increase $1.1 million (88%).  This increase resulted primarily from an increase of $1.3 million in expense on our derivatives due to the fact that the fixed rate we paid under these agreements exceeded the floating rate we received due to the decrease in LIBOR.

Non-Investment Expenses

The following table sets forth information relating to our expenses incurred for the periods presented (in thousands):

	Three Months Ended March 31,
	2008	2007
Management fee – related party	$1,738	$2,032
Equity compensation − related party	81	486
Professional services	792	692
Insurance	128	121
General and administrative	355	412
Income tax expense	29	145
Total	$3,123	$3,888

Management fee–related party decreased $294,000 (14%) to $1.7 million for the three months ended March 31, 2008 as compared to $2.0 million for the three months ended March 31, 2007.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement.  The base management fees decreased by $112,000 (9%) to $1.2 million for the three months ended March 31, 2008 as compared to $1.3 million for the three months ended March 31, 2007.  This decrease was due to decreased equity, a component in the formula by which base management fees are calculated, as a result of the buyback of 263,000 shares during the third and fourth quarters of 2007.  Incentive management fees decreased by $182,000 (24%) to $564,000 from $745,000, as a result of a decrease of $663,000 in our adjusted GAAP income, as defined in the management agreement, during the three months ended March 31, 2008 as compared to March 31, 2007.  The decrease is also a result of an increase in the number of weighted average common shares outstanding, a component in the formula by which incentive management fees are calculated, during for the months ended March 31, 2008 as compared to March 31, 2007.

Equity compensation–related party decreased $405,000 (83%) to $81,000 for the three months ended March 31, 2008 as compared to $486,000 for the three months ended March 31, 2007.  These expenses relate to the amortization of the March 8, 2005 grant of restricted common stock and options to the Manager, annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America, Inc., or RAI, who provide investment management services to us through our Manager.  The decrease in expense was primarily the result of our quarterly remeasurement of unvested stock and options as a result of the decrease in our stock price as well as the vesting of the remaining stock and options related to the March 8, 2005 grants of restricted stock and options to the Manager and the vesting of one third of the January 5, 2007 grant of restricted stock.  This was partially offset by discretionary grants during 2007.

Professional services increased $100,000 (14%) to $792,000 for the three months ended March 31, 2008 as compared to $692,000 for the three months ended March 31, 2007.  This increase was primarily due to the following:

•	a $52,000 increase in legal fees mostly related to compliance.

•	a $27,000 increase in LEAF servicing expense due to the increase in managed assets in the three months ended March 31, 2008.

•
a $24,000 increase in trustee fees due to the addition of the Apidos Cinco and RREF 2007-1 CDOs in May and June 2007, respectively.  No trustee fees were paid for these CDOs during the three months ended March 31, 2007.

General and administrative expenses decreased $57,000 (14%) to $355,000 for the three months ended March 31, 2008 as compared to $412,000 for the three months ended March 31, 2007.  These expenses include expense reimbursements to our Manager, rating agency expenses and all other operating costs incurred.  These increases were primarily the result of a decrease of $128,000 in reimbursements to our manager due to a determination by our Manager not to seek reimbursement of a portion of general office expenses for which reimbursement is permitted under our management agreement.  This was offset by $56,000 in bank fees related to the cost of servicing our commercial real estate portfolio.

Income tax expense decreased $116,000 (80%) to $29,000 for the three months ended March 31, 2008 from $145,000 for the three months ended March 31, 2007 as a result of a decrease in net income on our taxable REIT subsidiary, Resource TRS, Inc..  The decrease was a result of the increase in swap expense of $287,000 partially offset by a decrease in interest expense of $120,000 during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Other (Expenses) Revenues

The following table sets forth information relating to our other (expenses) revenues incurred for the periods presented (in thousands):

	Three Months Ended March 31,
	2008	2007
Net realized (losses) gains on sales of investments	$(2,346)	$70
Other income	33	36
Provision for loan and lease loss	(786)	−
Gain on the extinguishment of debt	1,750	−
Total	$(1,349)	$106

Net realized losses (gains) on investments decreased $2.4 million (3,451%) to a loss of $2.3 million for the three months ended March 31, 2008 from a gain of $70,000 for the three months ended March 31, 2007.  Realized losses during the three months ended March 31, 208 consisted primarily of a $2.0 million loss on the sale of one of our CMBS – private placement positions.  In addition, we incurred $350,000 of losses on the sale of bank loan positions during the three months ended March 31, 2008.

        Our provision for loan and lease losses was $786,000 for the three months ended March 31, 2008.  It consisted of a $729,000 provision for loan loss on our bank loan portfolio and a $56,000 provision for loan loss on our commercial real estate portfolio.  There was no allowance deemed necessary for the three months ended March 31, 2007.  The principal reason for the increase in the provision for loan and lease losses was due to impairment recognized on one bank loan in addition to impairment recognized in 2007.  We also increased our general reserve due to an increase in the size of our bank loan and commercial real estate loan portfolios.

Gain on the extinguishment of debt is due to the buyback of a portion of debt issued by RREF 2007-1 during the three months ended March 31, 2008.  The notes, issued at par, were bought back as an investment by us at a price of 65%.  The repurchase of $5.0 million par resulted in a gain of $1.8 million.  The related deferred debt issuance costs were immaterial.  There was no such transaction in the three months ended March 31, 2007.

Income Taxes

We do not pay federal income tax on income we distribute to our stockholders, subject to our compliance with REIT qualification requirements.  However, Resource TRS, our domestic TRS, is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code.  For the three months ended March 31, 2008, Resource TRS recognized a $29,000 provision for income taxes.  For the three months ended March 31, 2007, Resource TRS recognized a $145,000 provision for income taxes.

Financial Condition

Summary

Our total assets at March 31, 2008 were $2.0 billion as compared to $2.1 billion at December 31, 2007.  As of March 31, 2008, we held $9.1 million of cash and cash equivalents.

Investment Portfolio

The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of March 31, 2008 and December 31, 2007, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

	Amortized cost	Dollar price	Net carrying amount (4)	Dollar price	Net carrying amount less amortized cost	Dollar price
March 31, 2008
Floating rate
CMBS-private placement	$35,751	94.19%	$25,445	67.04%	$(10,306)	-27.15%
Other ABS	5,665	94.42%	289	4.82%	(5,376)	-89.60%
B notes (1)	33,557	100.07%	33,474	99.82%	(83)	-0.25%
Mezzanine loans (1)	130,201	100.05%	129,876	99.80%	(325)	-0.25%
Whole loans (1)	464,697	99.47%	463,536	99.22%	(1,161)	-0.25%
Bank loans (2)	948,950	99.78%	831,166	87.40%	(117,784)	-12.38%
Total floating rate	$1,618,821	99.57%	$1,483,786	91.26%	$(135,035)	-8.31%
Fixed rate
CMBS – private placement	$36,659	95.30%	$23,037	59.89%	$(13,622)	-35.41%
B notes (1)	55,905	100.15%	55,765	99.90%	(140)	-0.25%
Mezzanine loans (1)	81,217	94.65%	79,963	93.19%	(1,254)	-1.46%
Whole loans (1)	98,294	99.34%	98,048	99.09%	(246)	-0.25%
Equipment leases and notes (3)	94,545	100.00%	94,252	99.69%	(293)	-0.31%
Total fixed rate	$366,620	98.14%	$351,065	93.97%	$(15,555)	-4.17%
Grand total	$1,985,441	99.30%	$1,834,851	91.77%	$(150,590)	-7.53%

December 31, 2007
Floating rate
CMBS-private placement	$54,132	93.40%	$41,524	71.65%	$(12,608)	-21.75%
Other ABS	5,665	94.42%	900	15.00%	(4,765)	-79.42%
B notes (1)	33,570	100.10%	33,486	99.85%	(84)	-0.25%
Mezzanine loans (1)	141,894	100.09%	141,539	99.83%	(355)	-0.26%
Whole loans (1)	430,776	99.35%	429,699	99.10%	(1,077)	-0.25%
Bank loans (2)	931,101	100.00%	874,736	93.95%	(56,365)	-6.05%
Total floating rate	$1,597,138	99.58%	$1,521,884	94.88%	$(75.254)	-4.69%
Fixed rate
CMBS – private placement	$28,241	98.95%	$23,040	80.73%	$(5,201)	-18.22%
B notes (1)	56,007	100.17%	55,867	99.92%	(140)	-0.25%
Mezzanine loans (1)	81,268	94.69%	80,016	93.23%	(1,252)	-1.46%
Whole loans (1)	97,942	99.24%	97,697	98.99%	(245)	-0.25%
Equipment leases and notes (3)	95,323	100.00%	95,030	99.69%	(293)	-0.31%
Total fixed rate	$358,781	98.49%	$351,650	96.53%	$(7,131)	-1.9%
Grand total	$1.955,919	99.37%	$1,873,534	95.19%	$(82,385)	-4.18%

(1)
Net carrying amount includes an allowance for loan losses of $3.2 million at March 31, 2008, allocated as follows:  B notes ($0.2 million), mezzanine loans ($1.6 million) and whole loans ($1.4 million).  Net carrying amount includes an allowance for loan losses of $3.2 million at December 31, 2007, allocated as follows:  B notes ($0.2 million), mezzanine loans ($1.6 million) and whole loans ($1.4 million).

(2)	Net carrying amount includes a $3.5 million and $2.7 million allowance for loan losses at March 31, 2008 and December 31, 2007, respectively.

(3)	Net carrying amount includes a $293,000 allowance for lease losses at March 31, 2008 and December 31, 2007, respectively.

(4)	Bank loan portfolio is carried at amortized cost less allowance for loan loss.

Commercial Mortgage-Backed Securities-Private Placement

At March 31, 2008 and December 31, 2007, we held $48.5 million and $64.6 million, respectively, of CMBS-private placement at fair value which is based on certain valuation techniques, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations − Critical Accounting Policies and Estimates,” net of unrealized losses of $23.9 million and $17.8 million, respectively.  The portfolio was purchased at a discount.  As of March 31, 2008 and December 31, 2007, the remaining discount to be accreted into income over the remaining lives of the securities was $4.0 million and $4.1 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

The following table summarizes our CMBS-private placement as of March 31, 2008 and December 31, 2007 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2008			December 31, 2007
	Amortized Cost		Dollar Price	Amortized Cost	Dollar Price
Moody’s Ratings Category:
Aaa	$	−	N/A	$10,000	100.00%
Baa1 through Baa3		65,413	94.22%	65,377	94.07%
Ba1 through Ba3		6,997	99.95%	6,996	99.94%
Total		$72,410	94.75%	$82,373	95.23%

S&P Ratings Category:

AAA	$	−	N/A	$10,000	100.00%
BBB+ through BBB-		72,410	94.75%	72,373	94.61%
Total		$72,410	94.75%	$82,373	95.23%

Weighted average rating factor		550		497

Other Asset-Backed Securities

At March 31, 2008 and December 31, 2007, we held $289,000 and $900,000, respectively, of other ABS at fair value, which is based on market prices provided by dealers, net of losses of $5.4 million and $4.8 million, respectively.  In the aggregate, we purchased our other ABS portfolio at a discount.  As of March 31, 2008 and December 31, 2007, the remaining discount to be accreted into income over the remaining lives of securities was $335,000.  These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The following table summarizes our other ABS as of March 31, 2008 and December 31, 2007 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2008		December 31, 2007
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$5,665	94.42%	$5,665	94.42%
Total	$5,665	94.42%	$5,665	94.42%

S&P ratings category:
BBB+ through BBB-	$5,665	94.42%	$5,665	94.42%
Total	$5,665	94.42%	$5,665	94.42%

Weighted average rating factor	610		610

In November 2007, we sold a portion of our preferred shares in Ischus CDO II to an independent third party.  The sale was deemed to be a reconsideration event under FIN 46-R and as a result, we were no longer considered the primary beneficiary and Ischus CDO II was deconsolidated.  We currently recognize income on our remaining investment using the cost recovery method.  For the three months ended March 31, 2008, $1.3 million of cash receipts was collected of which, $997,000 was recognized as interest income – other on the consolidated statement of income.  No additional cash has been collected since March 31, 2008.

Commercial Real Estate Loans

The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates
March 31, 2008:
Whole loans, floating rate	29	$464,697	LIBOR plus 1.50% to LIBOR plus 4.40%	May 2008 to July 2010
Whole loans, fixed rate	7	98,294	6.98% to 8.57%	May 2009 to August 2012
B notes, floating rate	3	33,557	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2008 to March 2009
B notes, fixed rate	3	55,905	7.00% to 8.66%	July 2011 to July 2016
Mezzanine loans, floating rate	10	130,201	LIBOR plus 2.15% to LIBOR plus 3.45%	August 2008 to May 2009
Mezzanine loans, fixed rate	7	81,217	5.78% to 11.00%	November 2009 to September 2016
Total (1)	59	$863,871

December 31, 2007:
Whole loans, floating rate	28	$430,776	LIBOR plus 1.50% to LIBOR plus 4.25%	May 2008 to July 2010
Whole loans, fixed rate	7	97,942	6.98% to 8.57%	May 2009 to August 2012
B notes, floating rate	3	33,570	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2008 to October 2008
B notes, fixed rate	3	56,007	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	11	141,894	LIBOR plus 2.15% to LIBOR plus 3.45%	February 2008 to May 2009
Mezzanine loans, fixed rate	7	81,268	5.78% to 11.00%	November 2009 to September 2016
Total (1)	59	$841,457

(1)	The total does not include a provision for loan losses of $3.2 million recorded as of March 31, 2008 and December 31, 2007.

We have one mezzanine loan, with a book value of $11.6 million, net of a reserve of $1.1 million that is secured by 100% of the equity interests in two enclosed regional shopping malls.    A cash trap event has been triggered as a result of the properties failing to achieve certain operating hurdles originally set forth in the loan documents.  Currently, all excess cash flow is being held in a curtailment reserve by the senior lender.  As of March 31, 2008, the loan is more than 30 days past due for payment.   We continue to work closely with the borrower and special servicer toward a resolution.

Bank Loans

At March 31, 2008, we held a total of $831.2 million of bank loans at fair value, all of which are held by and secure the debt issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.  This is a decrease of $43.6 million over our holdings at December 31, 2007 at fair value.  The decrease in the fair value of bank loans was principally due to the reduction of market prices.  We own 100% of the equity issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.  We have determined that Apidos CDO I, Apidos CDO III and Apidos Cinco are variable interest entities, or VIEs for which we are the primary beneficiaries.  See “-Variable Interest Entities.”  As a result, we consolidated Apidos CDO I, Apidos CDO III and Apidos Cinco CDO as of March 31, 2008.

The following table summarizes our bank loan investments as of March 31, 2008 and December 31, 2007 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2008		December 31, 2007
	Amortized cost	Dollar price	Amortized cost		Dollar price
Moody’s ratings category:
A1 through A3	$5,750	100.00%	$	−	−
Baa1 through Baa3	10,121	99.22%		5,914	98.65%
Ba1 through Ba3	520,057	99.81%		500,417	100.02%
B1 through B3	358,162	99.72%		386,589	100.01%
Caa1 through Caa3	23,368	100.20%		20,380	100.20%
Ca through C	−	−		1,000	100.00%
No rating provided	31,492	99.85%		16,800	99.44%
Total	$948,950	99.78%		$931,100	100.00%
S&P ratings category:
BBB+ through BBB-	$67,227	99.95%		$14,819	100.15%
BB+ through BB-	451,166	99.78%		433,624	100.00%
B+ through B-	322,458	99.92%		405,780	100.06%
CCC+ through CCC-	4,204	100.00%		4,207	100.00%
No rating provided	103,895	99.15%		72,670	99.59%
Total	$948,950	99.78%		$931,100	100.00%
Weighted average rating factor	1,883			2,000

Equipment Leases and Notes

Investments in direct financing leases and notes as of March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008		December 31, 2007
Direct financing leases	$26,524		$28,880
Notes receivable	67,728		66,150
Total	$94,252	(1)	$95,030	(1)

(1)	Includes a $293,000 provision for lease losses.

Variable Interest Entities

In December 2003, FASB issued FIN 46-R which addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to a variable interest entity, or VIE, and requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity which we refer to as variable interests. We consider all counterparties to a transaction to determine whether a counterparty is a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity. We perform analyses to determine whether we are the primary beneficiary.  As of March 31, 2008, we determined that Resource Real Estate Funding CDO 2007-1, Resource Real Estate Funding CDO 2006-1, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO were VIEs and that we were the primary beneficiary of the VIEs.  We own 100% of the equity interests of Resource Real Estate Funding CDO 2007-1, Resource Real Estate Funding CDO 2006-1, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.  As a result of the application of FIN 46-R, we consolidated $1.7 billion of assets for these entities onto our balance sheet; however, only our equity investments in these VIEs, amounting to $273.9 million as of March 31, 2008, is available to our creditors.

Interest Receivable

At March 31, 2008, we had accrued interest receivable of $9.6 million, which consisted of $9.5 million of interest on our securities, loans and equipment leases and notes, and $102,000 of interest earned on escrow and sweep accounts.  At December 31, 2007, we had interest receivable of $12.0 million, which consisted of $11.7 million of interest on our securities, loans and equipment leases and notes and $228,000 of interest earned on escrow and sweep accounts.

Principal Paydown Receivables

At March 31, 2008 and December 31, 2007, we had principal paydown receivables of $189,000 and $836,000, respectively, which consisted of principal payments on our bank loans.  The decrease was primarily due to one position at December 31, 2007 and the timing of when the principal was paid.

Other Assets

Other assets at March 31, 2008 of $4.5 million consisted primarily of $3.2 million of loan origination costs associated with our revolving credit facility, commercial real estate loan portfolio and secured term facility, $340,000 of prepaid expenses, $742,000 of lease payment receivables and $242,000 of other receivables.

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

Hedging Instruments

Our hedges at March 31, 2008 and December 31, 2007, were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  As of December 31, 2007, we had entered into hedges with a notional amount of $347.9 million and maturities ranging from May 2009 to November 2017.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at March 31, 2008 were as follows (in thousands):

	Benchmark rate	Notional value	Pay rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$12,750	5.27%	07/25/07	08/06/12	$(1,192)
Interest rate swap	1 month LIBOR	12,965	4.63%	12/04/06	07/01/11	(790)
Interest rate swap	1 month LIBOR	28,000	5.10%	05/24/07	06/05/10	(1,651)
Interest rate swap	1 month LIBOR	12,675	5.52%	06/12/07	07/05/10	(865)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(260)
Interest rate swap	1 month LIBOR	15,235	5.34%	06/08/07	02/25/10	(882)
Interest rate swap	1 month LIBOR	10,435	5.32%	06/08/07	05/25/09	(380)
Interest rate swap	1 month LIBOR	12,150	5.44%	06/08/07	03/25/12	(1,171)
Interest rate swap	1 month LIBOR	7,000	5.34%	06/08/07	02/25/10	(405)
Interest rate swap	1 month LIBOR	44,943	4.13%	01/10/08	05/25/16	(1,115)
Interest rate swap	1 month LIBOR	82,986	5.58%	06/08/07	04/25/17	(9,834)
Interest rate swap	1 month LIBOR	1,726	5.65%	06/28/07	07/15/17	(210)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/09/07	10/01/16	(209)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/19/07	07/15/17	(468)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/07/07	07/25/17	(422)
Interest rate swap	1 month LIBOR	21,264	5.32%	03/30/06	09/22/15	(1,268)
Interest rate swap	1 month LIBOR	8,430	5.31%	03/30/06	11/23/09	(202)
Interest rate swap	1 month LIBOR	6,317	5.41%	05/26/06	08/22/12	(278)
Interest rate swap	1 month LIBOR	3,825	5.43%	05/26/06	04/22/13	(239)
Interest rate swap	1 month LIBOR	3,521	5.72%	06/28/06	06/22/16	(279)
Interest rate swap	1 month LIBOR	1,325	5.52%	07/27/06	07/22/11	(50)
Interest rate swap	1 month LIBOR	3,116	5.54%	07/27/06	09/23/13	(222)
Interest rate swap	1 month LIBOR	5,579	5.25%	08/18/06	07/22/16	(455)
Interest rate swap	1 month LIBOR	4,116	5.06%	09/28/06	08/22/16	(236)
Interest rate swap	1 month LIBOR	2,251	4.97%	12/22/06	12/23/13	(139)
Interest rate swap	1 month LIBOR	3,442	5.22%	01/19/07	11/22/16	(215)
Interest rate swap	1 month LIBOR	2,250	5.05%	04/23/07	09/22/11	(83)
Interest rate swap	1 month LIBOR	2,970	5.42%	07/25/07	04/24/17	(219)
Interest rate swap	1 month LIBOR	8,385	4.53%	11/29/07	10/23/17	(394)
Interest rate swap	1 month LIBOR	5,455	4.40%	12/26/07	11/22/17	(261)
Interest rate swap	1 month LIBOR	5,445	3.35%	01/23/08	12/22/14	(60)
Total		$339,990	5.14%			$(24,454)

Borrowings

Repurchase Agreements

We have entered into repurchase agreements to finance our commercial real estate loans and CMBS-private placement portfolio.  We discuss these repurchase agreements in “− Liquidity and Capital Resources,” below.  These agreements are secured by the financed assets and bear interest rates that have historically moved in close relationship to LIBOR.  At March 31, 2008, we had established nine borrowing arrangements with various financial institutions and had utilized four of these arrangements, principally our arrangement with Credit Suisse Securities (USA) LLC, the initial purchaser and placement agent for our March 2005 offering and one of the underwriters in our two public offerings.  None of the counterparties to these agreements are affiliates of the Manager or us.

We seek to renew the repurchase agreements we use to finance asset acquisitions as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements.  Through March 31, 2008, we have encountered no difficulties in effecting renewals of our repurchase agreements.  However, we have had to post more collateral and/or pay down a particular repurchase agreement depending upon the market value of the securities or other collateral subject to that repurchase agreement.

Collaterized Debt Obligations

As of March 31, 2008, we had executed six CDO transactions as follows:

•
In June 2007, we closed Resource Real Estate Funding CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by Resource Real Estate Funding CDO 2007-1 collateralized $390.0 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million and $5.0 million of the class J senior notes purchased during the quarter ended March 31, 2008.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2008, Resource Real Estate Funding CDO 2007-1 had $1.3 million of uninvested principal and $23.3 million of A1-R availability to fund future funding commitments on commercial real estate loans.  At March 31, 2008, the notes issued to outside investors had a weighted average borrowing rate of 3.27%.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle, of which RCC Commercial Inc., or RCC Commercial, purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2008, Apidos Cinco CDO had $2.8 million in uninvested principal and $2.2 million in a credit facility reserve.  At March 31, 2008, the notes issued to outside investors had a weighted average borrowing rate of 3.57%.

•
In August 2006, we closed Resource Real Estate Funding CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by Resource Real Estate Funding CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, purchased 100% of the class J senior notes and class K senior notes for $43.1 million.  At March 31, 2008, Resource Real Estate Funding CDO 2006-1 had $1.3 million of uninvested principal.  At March 31, 2008, the notes issued to outside investors had a weighted average borrowing rate of 3.47%.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  At March 31, 2005, Apidos CDO III had $4.7 million in uninvested principal and $878,000 in a credit facility reserve.  At March 31, 2008, the notes issued to outside investors had a weighted average borrowing rate of 3.35%.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $23.0 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2008, Apidos CDO I had $9.7 million in uninvested principal and $851,000 in a credit facility reserve.  At March 31, 2008, the notes issued to outside investors had a weighted average borrowing rate of 3.75%.

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

In connection with the issuance and sale of the trust preferred securities, we issued $25.8 million principal amount of junior subordinated debentures to each of Resource Capital Trust I and RCC Trust II.  The junior subordinated debentures debt issuance costs are deferred in other assets in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of income.  At March 31, 2008, the junior subordinated debentures had a weighted average borrowing rate of 6.92%.

Term Facility

In March 2006, we entered into a secured term credit facility with Bayerische Hypo – und Vereinsbank AG, New York Branch to finance the purchase of equipment leases and notes.  The maximum amount of our borrowing under this facility is $100.0 million.  At March 31, 2008, $90.0 million was outstanding under the facility.  The facility bears interest at one of two rates, determined by asset class.  The interest rate was 6.74% at March 31, 2008.

Credit Facility

In December 2005, we entered into a $15.0 million corporate credit facility with Commerce Bank, N.A.  This facility was increased to $25.0 million in April 2006 and decreased to $10.0 million in April 2008 to reflect more closely the actual borrowing base available to us under the facility and to reduce fees payable on the amount available for borrowing under the facility.  As a result, we do not believe the reduction will have a material impact on our current liquidity.  The unsecured revolving credit facility permits us to borrow up to the lesser of the facility amount and the sum of 80% of the sum of our unsecured assets rated higher than Baa3 or better by Moody’s and BBB- or better by Standard and Poor’s plus our interest receivables plus 65% of our unsecured assets rated lower than Baa3 by Moody’s and BBB- from Standard and Poor’s.  Up to 20% of the borrowings under the facility may be in the form of standby letters of credit.  At March 31, 2008 and December 31, 2007, no balance was outstanding under this facility.  The interest rate varies from, in the case of LIBOR loans, from the adjusted LIBOR rate (as defined in the agreement) plus between 1.50% to 2.50% depending upon our leverage ratio (the ratio of consolidated total liability to consolidated tangible net worth) or, in the case of base rate loans, from Commerce Bank’s base rate plus between 0.50% and 1.50% also depending upon our leverage ratio.

Stockholders’ Equity

Stockholders’ equity at March 31, 2008 was $253.3 million and included $29.3 million of net unrealized losses on our CMBS-private placement and other asset-backed portfolio, and $26.3 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2007 was $271.6 million and included $15.7 million of unrealized losses on cash flow hedges and $22.6 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  The decrease in stockholder’s equity during the three months ended March 31, 2008 was principally due to the decrease in the market value of our available-for-sale securities and on our cash flow hedges.

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

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income	$9,363	$9,439
Adjustments:
Share-based compensation to related parties	(147)	5
Incentive management fee expense to related parties paid in shares	−	186
Capital loss carryover (utilization)/losses from the sale of securities	2,000	−
Provisions for loan and lease losses unrealized	56	−
Net book to tax adjustments for the Company’s taxable foreign REIT subsidiaries	775	−
Other net book to tax adjustments	8	41
Estimated REIT taxable income	$12,055	$9,671

Amounts per share – diluted	$0.48	$0.39

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

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement does not allow us to generate any material amount of investment funds from operations to fund investments or to provide operating liquidity.

Liquidity and Capital Resources

Capital Sources

For the three months ended March 31, 2008, we had both restricted and unrestricted sources of funds as follows:

•	Restricted - $66.6 million of principal repayments on investments held by our CDO issuers and $12.6 million of CDO future funding advances.

•
Unrestricted - $17.5 million from the transfer of commercial real estate loans to RREF CDO 2006-1 after the repayment of related repurchase agreements and $10.0 million from the sale of available for sale securities.

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

At April 30, 2008, RCC’s liquidity consists of three primary sources:

•	unrestricted cash and cash equivalents of $7.5 million, and restricted cash of $8.9 million comprised of $5.5 million in margin call accounts and $3.4 million related to our leasing portfolio;

•
capital available for reinvestment in our five CDOs of $56.0 million, which is made up of $34.4 million of restricted cash and $21.6 million of availability to finance future funding commitments on commercial real estate loans; and

•
financing available under existing borrowing facilities of $19.7 million, comprised of $12.1 million of available cash from our three year non-recourse secured financing facility and $7.6 million of unused capacity under our unsecured revolving credit facility.  We also have $85.8 million of unused capacity under our three-year non-recourse commercial real estate repurchase facility, which, however, requires approval of individual repurchase transactions by the repurchase counterparty.

We anticipate that, depending upon market conditions and credit availability, upon repayment of each borrowing under a repurchase agreement, we will immediately use the collateral released by the repayment as collateral for borrowing under a new repurchase agreement to maximize liquidity.  Our leverage ratio may vary as a result of the various funding strategies we use.  As of March 31, 2008 and December 31, 2007, our leverage ratio was 6.8 times and 6.4 times, respectively.  This increase was primarily due to the decrease in fair market value adjustments that are recorded in the statement of stockholders equity through accumulated other comprehensive loss due to available-for-sale securities and derivatives and offset by the repayment of repurchase agreements.

Distributions

On March 11, 2008, the Company declared a quarterly distribution of $0.41 per share of common stock, $10.4 million in the aggregate, which was paid on April 28, 2008 to stockholders of record as of March 30, 2008.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of March 31, 2008.  The table below excludes contractual commitments related to our derivatives, which we discuss in our Annual Report on Form 10-K for fiscal 2007 in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and in “Financial Condition  − Hedging Instruments,” above and incentive fee payable under the management agreement that we have with our Manager, which we discuss in our Annual Report on Form 10-K for fiscal 2007 in Item 1 − “Business” and Item 13, “Certain Relationships and Related Transactions” because those contracts do not have fixed and determinable payments.

	Contractual commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year	1 – 3 years		3 – 5 years		More than 5 years
Repurchase agreements (1)	$71,915	$71,915	$	−	$	−	$	−
CDOs	1,509,618	−		318,026		577,118		614,474
Secured term facility	90,000	−		90,000		−		−
Junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities	51,548	−		−		−		51,548
Base management fees(2)	4,749	4,749		−		−		−
Total	$1,727,830	$76,664		$408,026		$577,118		$666,022

(1)	Includes accrued interest of $104,000.

(2)	Calculated only for the next 12 months based on our current equity, as defined in our management agreement.

At March 31, 2008, we had 31 interest rate swap contracts with a notional value of $340.0 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of March 31, 2008, the average fixed pay rate of our interest rate hedges was 5.14% and our receive rate was one-month LIBOR, or 2.70%.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance vehicles special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of March 31, 2008, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Recent Developments

On March 11, 2008, we announced a quarterly distribution of $0.41 per share of common stock which was paid on April 28, 2008 to stockholders of record as of March 31, 2008.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2008 and December 31, 2007, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

The following sensitivity analysis tables show, at March 31, 2008 and December 31, 2007, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	March 31, 2008
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
ABS-RMBS, CMBS and other ABS(1)
Fair value		$28,719		$27,049		$11,425
Change in fair value		$1,670	$	−		$(15,624)
Change as a percent of fair value		6.17%				57.76%

Repurchase and warehouse agreements (2)
Fair value		$161,796		$161,796		$161,796
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value				−		−

Hedging instruments
Fair value		$(41,267)		$(24,454)		$(11,875)
Change in fair value		$(16,813)	$	−		$12,579
Change as a percent of fair value		n/m		−		n/m

	December 31, 2007
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value		$28,756		$27,154		$11,519
Change in fair value		$1,602	$	−		$(15,635)
Change as a percent of fair value		5.90%		−		57.58%

Repurchase and warehouse agreements (2)
Fair value		$207,908		$207,908		$207,908
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(33,731)		$(18,040)		$(3,234)
Change in fair value		$(15,691)	$	−		$14,806
Change as a percent of fair value		N/M		−		N/M

(1)	Includes the fair value of other available-for-sale investments that are sensitive to interest rate changes.

(2)	The fair value of the repurchase agreements and warehouse agreements would not change materially due to the short-term nature of these instruments.

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

PART II.  OTHER INFORMATION

ITEM 6.                      EXHIBITS

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

4.7	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated September 29, 2006. (4)
10.1	Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of March 8, 2005. (1)
10.2	2005 Stock Incentive Plan (1)
10.3	Form of Stock Award Agreement (1)
10.4	Form of Stock Option Agreement (1)
10.5	Form of Warrant to Purchase Common Stock (1)
10.6	Third Amendment dated April 11, 2008 but effective as of March 31, 2008 to the Loan Agreement dated December 15, 2005, by and among Resource Capital Corp. and Commerce Bank, N.A. (5)
10.7a	Master Repurchase Agreement between RCC Real Estate SPE 3, LLC and Natixis Real Estate Capital. (2)
10.7b	Guaranty made by Resource Capital Corp. as guarantor, in favor of Natixis Real Estate Capital, Inc., dated April 20, 2007. (2)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 23, 2007.

(3)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(4)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: May 12, 2008	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: May 12, 2008	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer