Form 10-Q
period 2008-06-30
Resource Capital Corp.
filed 2008-08-08
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of outstanding shares of the registrant’s common stock on August 6, 2008 was 25,282,632 shares.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$14,255	$6,029
Restricted cash	36,292	119,482
Investment securities available-for-sale, pledged as collateral, at fair value	47,074	65,464
Loans, pledged as collateral and net of allowances of $20.3 million and $5.9 million	1,798,504	1,766,639
Direct financing leases and notes, pledged as collateral and net of allowances of $0.1 million and $0.3 million and net of unearned income	92,104	95,030
Investments in unconsolidated entities	1,548	1,805
Interest receivable	9,112	11,965
Principal paydown receivables	60	836
Other assets	5,072	4,898
Total assets	$2,004,021	$2,072,148
LIABILITIES
Borrowings	$1,722,244	$1,760,969
Distribution payable	10,440	10,366
Accrued interest expense	4,599	7,209
Derivatives, at fair value	12,833	18,040
Accounts payable and other liabilities	3,557	3,958
Total liabilities	1,753,673	1,800,542
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 25,282,632 and 25,103,532 shares issued and outstanding (including 491,195 and 581,493 unvested restricted shares)	25	25
Additional paid-in capital	355,969	355,205
Accumulated other comprehensive loss	(43,579)	(38,323)
Distributions in excess of earnings	(62,067)	(45,301)
Total stockholders’ equity	250,348	271,606
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,004,021	$2,072,148

The accompanying notes are an integral part of these statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES
Loans	$28,686	$33,107	$61,125	$63,388
Securities	1,158	7,908	2,339	15,304
Leases	1,961	1,901	3,951	3,811
Interest income − other	453	910	1,826	1,311
Interest income	32,258	43,826	69,241	83,814
Interest expense	18,924	30,222	42,072	56,989
Net interest income	13,334	13,604	27,169	26,825

OPERATING EXPENSES
Management fees − related party	1,171	2,027	2,909	4,059
Equity compensation − related party	541	137	622	623
Professional services	664	541	1,456	1,233
Insurance expenses	170	114	298	235
General and administrative	343	324	698	736
Income tax expense	138	26	167	171
Total expenses	3,027	3,169	6,150	7,057

NET OPERATING INCOME	10,307	10,435	21,019	19,768

OTHER (EXPENSE) REVENUE
Net realized gains (losses) on investments	102	152	(1,893)	222
Asset impairments	−	(788)	−	(788)
Other income	26	37	59	73
Provision for loan and lease loss	(15,692)	−	(16,829)	−
Gain on the extinguishment of debt	−	−	1,750	−
Total other (expenses) revenues	(15,564)	(599)	(16,913)	(493)

NET (LOSS) INCOME	$(5,257)	$9,836	$4,106	$19,275

NET (LOSS) INCOME PER SHARE – BASIC	$(0.21)	$0.40	$0.17	$0.78

NET (LOSS) INCOME PER SHARE – DILUTED	$(0.21)	$0.39	$0.16	$0.77

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	24,721,063	24,704,471	24,665,840	24,569,694

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	24,721,063	24,944,162	24,922,340	24,891,686

DIVIDENDS DECLARED PER SHARE	$0.41	$0.41	$0.82	$0.80

The accompanying notes are an integral part of these statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Treasury Shares		Total Stockholders’ Equity	Comprehensive Loss
Balance, January 1, 2008	25,103,532	$25	$357,976	$(38,323)	$	−	$(45,301)		$(2,771)	$271,606
Retirement of treasury shares	−	−	(2,771)	−		−	−		2,771	−
Stock based compensation	179,100	−	142	−		−	−		−	142
Amortization of stock based compensation	−	−	622	−		−	−		−	622
Net income	−	−	−	−		4,106	−		−	4,106	4,106
Available-for-sale, fair value adjustment	−	−	−	(6,342)		−	−		−	(6,342)	(6,342)
Designated derivatives, fair value adjustment	−	−	−	1,086		−	−		−	1,086	1,086
Distributions on common stock	−	−	−	−		(4,106)	(16,766)		−	(20,872)
Comprehensive loss	−	−	−	−		−	−		−	−	$(1,150)
Balance, June 30, 2008	25,282,632	$25	$355,969	$(43,579)	$	−	$(62,067)	$	−	$250,348

The accompanying notes are an integral part of these statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,106	$19,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396	364
Amortization of net premium (discount) on investments	(483)	(341)
Amortization of discount on notes	84	7
Amortization of debt issuance costs	1,576	1,091
Amortization of stock based compensation	622	623
Non-cash incentive compensation to the Manager	141	551
Net realized losses (gains) on derivative instruments	56	(13)
Net realized losses on investments	1,893	566
Gain on the extinguishment of debt	(1,750)	−
Provision for loan and lease losses	16,828	−
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	9,935	(8,579)
Decrease (increase) in interest receivable, net of purchased interest	2,843	(2,350)
Decrease in accounts receivables	188	−
Decrease (increase) in principal paydowns receivable	776	(4,092)
Decrease (increase) in management and incentive fee payable	(17)	8
Increase (decrease) in security deposits	120	(14)
Decrease in accounts payable and accrued liabilities	(493)	(789)
(Decrease) increase in accrued interest expense	(2,769)	1,372
Increase in other assets	(764)	(1,110)
Net cash provided by operating activities	33,288	6,569
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	73,255	(61,199)
Purchase of securities available-for-sale	−	(69,488)
Principal payments on securities available-for-sale	2,269	6,970
Proceeds from sale of securities available-for-sale	8,000	29,867
Distribution from unconsolidated entities	257	−
Purchase of loans	(131,498)	(1,069,897)
Principal payments received on loans	63,473	390,500
Proceeds from sales of loans	19,836	149,346
Purchase of direct financing leases and notes	(14,291)	(9,715)
Proceeds payments received on direct financing leases and notes	15,907	12,351
Proceeds from sale of direct financing leases and notes	1,174	3,320
Net cash provided by (used in) investing activities	38,382	(617,945)

(Continued)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008		2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (net of offering costs of $0 and $287)		−		15,466
Proceeds from borrowings:
Repurchase agreements		239		388,827
Collateralized debt obligations		18,040		660,565
Unsecured revolving credit facility		−		5,000
Secured term facility		4,083		9,158
Payments on borrowings:
Repurchase agreements		(47,586)		(425,933)
Secured term facility		(9,993)		(12,896)
Unsecured revolving credit facility		−		(5,000)
Use of unrestricted cash for early extinguishment of debt		(3,250)		−
Settlement of derivative instruments		(4,178)		2,581
Payment of debt issuance costs		−		(11,606)
Distributions paid on common stock		(20,799)		(17,411)
Net cash (used in) provided by financing activities		(63,444)		608,751
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		8,226		(2,625)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		6,029		5,354
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$14,255		$2,729
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$10,440		$10,298
Issuance of restricted stock		$1,335		$4,051
Purchase of loans on warehouse line	$	−		$(311,069)
Proceeds from warehouse line	$	−		$311,069
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$44,984		$58,672
Income taxes paid in cash		$489	$	−

The accompanying notes are an integral part of these statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

•
RCC Commercial, Inc. (“RCC Commercial”) holds bank loan investments and real estate investments, including commercial real estate-related securities.  RCC Commercial owns 100% of the equity of the following entities:

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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.  The results of operations for the three and six months ended June 30, 2008 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2008.

Certain reclassifications with respect to the exit fees and income taxes have been made to the 2007 consolidated financial statements to conform to the 2008 presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
JUNE 30, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

       The Company has a 100% interest valued at $1.5 million in the common shares (three percent of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  Accordingly, the Company does not have the right to the majority of RCTs’ expected residual returns.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated in the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated trusts and records dividend income upon declaration by RCT I and RCT II.  For the three months ended June 30, 2008, the Company recognized $26,000 and $59,000, respectively, of income on its investment in RCT I and RCT II and $916,000 and $2.0 million, respectively, of interest expense which included $34,000 and $65,000, respectively, of amortization of deferred debt issuance costs.  For the three months ended June 30, 2007, the Company recognized $36,000 and $73,000, respectively, of income on its investment in RCT I and RCT II and $1.2 million and $2.5 million, respectively, of interest expense which included $27,000 and $55,000, respectively, of amortization of deferred debt issuance costs (see Note 7 for further discussion on RCT I and RCT II under Trust Preferred Securities) .

b
All inter-company transactions and balances have been eliminated.
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include the net realizable and fair values of the Company’s investments and derivatives, the estimated life used to calculate amortization and accretion of premiums and discounts, respectively, on investments and provisions for loan and lease losses.

Income Taxes

The Company operates in such a manner as to qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"); therefore, applicable REIT taxable income is included in the taxable income of its shareholders, to the extent distributed by the Company.  To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other qualification requirements as defined under the Code.  As a REIT, the Company is not subject to federal corporate income tax to extent that it distributes 100% of its REIT taxable income each year.

Taxable income from non-REIT activities managed through Resource TRS are subject to federal, state and local income taxes.  Resource TRS' income taxes are accounted for under the asset and liability method as required under Statement of Financial Account Standards (‘SFAS”) 109 "Accounting for Income Taxes."  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of Resource TRS' assets and liabilities.  As of June 30, 2008 and December 31, 2007, Resource TRS recognized a provision for income taxes of $167,000 and $338,000, respectively.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Income Taxes − (Continued)

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

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses.  Loans and leases held for investment are first individually evaluated for impairment, and then evaluated for impairment as a homogeneous pool of loans with substantially similar characteristics.  The reviews are performed at least quarterly.

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

The balance of impaired loans and leases was $17.7 million at June 30, 2008.  The total balance of impaired loans and leases with a valuation allowance at June 30, 2008 was $16.9 million.  All of the loans deemed impaired at June 30, 2008 have an associated valuation allowance.  The total balance of impaired leases without a specific valuation allowance was $771,000 at June 30, 2008.  The specific valuation allowance related to these impaired loans and leases was $15.5 million at June 30, 2008.  The average balance of impaired loans and leases was $17.2 million during the quarter ended June 30, 2008.  The Company did not recognize any income on impaired loans and leases during 2008.

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

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

The following tables show the changes in the allowance for loan and lease losses (in thousands):

Allowance for loan loss at January 1, 2008	$5,918
Provision for loan loss	16,631
Loans charged-off	(2,269)
Recoveries	−
Allowance for loan loss at June 30, 2008	$20,280

Allowance for lease loss at January 1, 2008	$293
Provision for lease loss	198
Leases charged-off	(391)
Recoveries	−
Allowance for lease loss at June 30, 2008	$100

Stock Based Compensation

The Company follows SFAS 123(R), “Share Based Payment,” (“SFAS 123(R)”).  Issuances of restricted stock and options are accounted for using the fair value based methodology prescribed by SFAS 123(R) whereby the fair value of the award is measured on the grant date and expensed monthly to equity compensation expense-related party on the consolidated statements of operations with a corresponding entry to additional paid-in capital.  For issuances to the Company’s Manager and to non-employees, the unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed.  For issuances to the Company’s five non-employee directors, the amount is not remeasured under the fair value-based method.  The compensation for each of these issuances is amortized over the service period and included in equity compensation expense.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for the Company in fiscal 2009.  After the effective date of FSP EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively.  The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements in conformity with U.S. GAAP.  The Company does not expect that SFAS 162 will have an impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”).  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Company in the first quarter of fiscal 2009.  The Company is assessing the potential impact that the adoption of SFAS 161 may have on its financial statements.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Pronouncements − (Continued)

In February 2008, the FASB issued FASB Staff Position 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”) which provides guidance on accounting for a transfer of a financial asset and repurchase financing.  FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company does not expect that FSP FAS 140-3 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The Company is currently determining the effect, if any, that SFAS 160 will have on its consolidated financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141 (“SFAS 141R”). SFAS 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS 141R requires that all transaction costs be expensed as incurred. The Company is currently evaluating the effect, if any, that SFAS 141R will have on its financial statements.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.

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

NOTE 3 − RESTRICTED CASH

Restricted cash consists of $27.8 million held in five consolidated CDO trusts, $3.5 million in cash collateralizing outstanding margin calls and a $2.2 million credit facility reserve used to fund future investments that will be acquired by the Company’s three closed bank loan CDO trusts.  The remaining $2.8 million consists of interest reserves and security deposits held in connection with the Company’s equipment lease and note portfolio.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following tables summarize the Company's mortgage-backed securities (“MBS”) and other asset-backed securities (“ABS”), including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains		Unrealized Losses	Fair Value (1)
June 30, 2008:
Commercial MBS private placement	$70,326	$	−	$(23,552)	$46,774
Other ABS	5,665		−	(5,365)	300
Total	$75,991	$	−	$(28,917)	$47,074
December 31, 2007:
Commercial MBS private placement	$82,373	$	−	$(17,809)	$64,564
Other ABS	5,665		−	(4,765)	900
Total	$88,038	$	−	$(22,574)	$65,464

(1)	As of June 30, 2008 and December 31, 2007, all securities were pledged as collateral security under related financings.

The following tables summarize the estimated maturities of the Company’s MBS and other ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
June 30, 2008:
Less than one year	$16,154	$23,150	4.17%
Greater than one year and less than five years	6,656	8,998	4.49%
Greater than five years and less than ten years	24,264	43,843	5.55%
Total	$47,074	$75,991	5.03%
December 31, 2007:
Less than one year	$11,908	$12,824	6.15%
Greater than one year and less than five years	19,042	21,589	6.16%
Greater than five years and less than ten years	34,514	53,625	5.85%
Total	$65,464	$88,038	5.96%

The contractual maturities of the securities available-for-sale range from July 2017 to March 2051.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE - (Continued)

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time, that individual securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months				Total
	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
June 30, 2008:
Commercial MBS private placement	$3,108	$(1,195)		$43,666		$(22,357)	$46,774	$(23,552)
Other ABS	−	−		300		(5,365)	300	(5,365)
Total temporarily impaired securities	$3,108	$(1,195)		$43,966		$(27,722)	$47,074	$(28,917)
December 31, 2007:
Commercial MBS private placement	$64,564	$(17,809)	$	−	$	−	$64,564	$(17,809)
Other ABS	900	(4,765)		−		−	900	(4,765)
Total temporarily impaired securities	$65,464	$(22,574)	$	−	$	−	$65,464	$(22,574)

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

While the available-for-sale investments have continued to decline in fair value, their change continues to be temporary.  In particular, with respect to CMBS, all assets are current with respect to interest and principal payments.  In addition, the Company performs an on-going review of third-party reports and updated financial data on the underlying property to analyze current and projected loan performance.  The Company’s review concluded that there exist no credit characteristics that would indicate other-than-temporary impairments as of June 30, 2008.

In November 2007, the Company sold a portion of its preferred shares in Ischus CDO II, Ltd., a Cayman Islands TRS to an independent third party.  The sale was deemed to be a reconsideration event under FASB Interpretation No. 46, “Consolidation of Variable Interests,” as revised (“FIN 46-R”) and as a result, the Company was no longer considered to be its primary beneficiary based on a discounted cash flow analysis of expected losses and expected residual returns and Ischus CDO II was deconsolidated.  The Company currently recognizes income on its remaining investment using the cost recovery method.  At the date of deconsolidation, the value of the Company’s investments in Ischus CDO II was $722,000.  From the date of deconsolidation through December 31, 2007, the Company received $465,000 of distributions leaving a balance of $257,000 at December 31, 2007.  For the three months ended March 31, 2008, $1.3 million of cash receipts were collected of which $997,000 was recognized as interest income – other on the consolidated statements of operations.  No additional cash has been collected since March 31, 2008.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT

The following is a summary of loans (in thousands):
Loan Description	Principal	Unamortized (Discount) Premium	Amortized Cost (1)
June 30, 2008:
Bank loans	$950,826	$(3,909)	$946,917
Commercial real estate loans:
Whole loans	573,858	(2,696)	571,162
B notes	89,246	91	89,337
Mezzanine loans	215,889	(4,521)	211,368
Subtotal commercial real estate loans	878,993	(7,126)	871,867
Loans before allowances	1,829,819	(11,035)	1,818,784
Allowance for loan loss	(20,280)	−	(20,280)
Total loans, net of allowances	$1,809,539	$(11,035)	$1,798,504

December 31, 2007:
Bank loans	$931,107	$(6)	$931,101
Commercial real estate loans:
Whole loans	532,277	(3,559)	528,718
B notes	89,448	129	89,577
Mezzanine loans	227,597	(4,435)	223,162
Subtotal commercial real estate loans	849,322	(7,865)	841,457
Loans before allowances	1,780,429	(7,871)	1,772,558
Allowance for loan loss	(5,919)	−	(5,919)
Total loans, net of allowances	$1,774,510	$(7,871)	$1,766,639

(1)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2008 and December 31, 2007.

As of June 30, 2008, approximately 40.7% and 10.5% of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California and New York, respectively.  As of June 30, 2008, approximately 10.8% of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.

At June 30, 2008, the Company’s bank loan portfolio consisted of $941.5 million (net of allowance of $5.4 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 1.38% and LIBOR plus 9.50% with maturity dates ranging from March 2009 to August 2022.

At December 31, 2007, the Company’s bank loan portfolio consisted of $928.3 million (net of allowance of $2.8 million) of floating rate loans, which bore interest ranging between LIBOR plus 1.38% and LIBOR plus 7.50% with maturity dates ranging from July 2008 to August 2022.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT− (Continued)

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Range of Maturity Dates
June 30, 2008:
Whole loans, floating rate	30	$473,493	LIBOR plus 1.50% to LIBOR plus 4.40%	August 2008 to July 2010
Whole loans, fixed rate	7	97,669	6.98% to 8.57%	May 2009 to August 2012
B notes, floating rate	3	33,545	LIBOR plus 2.50% to LIBOR plus 3.01%	October 2008 to July 2009
B notes, fixed rate	3	55,792	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	130,132	LIBOR plus 2.15% to LIBOR plus 3.45%	August 2008 to May 2009
Mezzanine loans, fixed rate	7	81,236	5.78% to 11.00%	November 2009 to September 2016
Total	60	$871,867

December 31, 2007:
Whole loans, floating rate	28	$430,776	LIBOR plus 1.50% to LIBOR plus 4.25%	May 2008 to July 2010
Whole loans, fixed rates	7	97,942	6.98% to 8.57%	May 2009 to August 2012
B notes, floating rate	3	33,570	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2008 to October 2008
B notes, fixed rate	3	56,007	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	11	141,894	LIBOR plus 2.15% to LIBOR plus 3.45%	February 2008 to May 2009
Mezzanine loans, fixed rate	7	81,268	5.78% to 11.00%	November 2009 to September 2016
Total	59	$841,457

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT− (Continued)

As of June 30, 2008, the Company had recorded a provision for loan loss of $20.3 million consisting of a $5.4 million provision on the Company’s bank loan portfolio and a $14.9 million provision on the Company’s commercial real estate portfolio as a result of the Company having two bank loan issuers and one commercial real estate loan that were deemed impaired as well as the establishment of a general reserve for these portfolios.

As of December 31, 2007, the Company had recorded a provision for loan loss of $5.9 million consisting of a $2.7 million provision on the Company’s bank loan portfolio and a $3.2 million provision on the Company’s commercial real estate portfolio as a result of the Company having two bank loans and one commercial real estate loan that were deemed impaired.

The Company has one mezzanine loan, with a book value of $11.6 million secured by 100% of the equity interests in two enclosed regional malls.  RCC had been working with the borrower and special servicer toward a resolution as the mezzanine loan was in default since February 2008.  However, during the quarter ended June 30, 2008, the borrower on the mezzanine loan defaulted on the more senior first mortgage position.  This event triggered the reevaluation of our provision for loan loss and the Company determined that a full reserve of the remaining book value balance of $11.6 million was necessary.  If in the future, the Company is able to recover any value from this loan, the amount would be credited directly to income in that period.

NOTE 6 –DIRECT FINANCING LEASES AND NOTES

The Company’s direct financing leases and notes had weighted average initial lease and note terms of 79 months and 72 months as of June 30, 2008 and December 31, 2007, respectively.  The interest rates on notes receivable range from 6.5% to 14.7% and from 6.8% to 13.4% as of June 30, 2008 and December 31, 2007, respectively.  Investments in direct financing leases and notes, net of unearned income, were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Direct financing leases, net	$25,542	$28,880
Notes receivable	66,662	66,150
Subtotal	92,204	95,030
Allowance for lease losses	(100)	−
Total	$92,104	$95,030

The components of net investment in direct financing leases are as follows (in thousands):

	June 30,	December 31,
	2008	2007
Total future minimum lease payments	$29,753	$34,009
Unguaranteed residual	21	21
Unearned income	(4,232)	(5,150)
Total	$25,542	$28,880

At June 30, 2008, the Company had five leases that were sufficiently delinquent with respect to scheduled payments of interest to require a provision for lease losses.  As a result, the Company had recorded an allowance for lease losses of $393,000 and written the leases off.  The Company also recorded an additional allowance of $100,000 during the three months ended June 30, 2008  At December 31, 2007, the Company had three leases that were sufficiently delinquent with respect to scheduled payments of interest to require a provision for lease losses.  As a result, the Company had recorded an allowance for lease losses of $293,000.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
(Unaudited)

NOTE 7 – BORROWINGS

The Company has historically financed the acquisition of its investments, including securities available-for-sale, loans and equipment leases and notes, primarily through the use of secured and unsecured borrowings in the form of CDOs, repurchase agreements, a secured term facility, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.  Certain information with respect to the Company’s borrowings at June 30, 2008 and December 31, 2007 is summarized in the following table (dollars in thousands):
	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
June 30, 2008:
Repurchase Agreements (1)	$68,907	3.87%	18.7 days	$133,977
RREF CDO 2006-1 Senior Notes (2)	260,846	3.36%	38.1 years	319,591
RREF CDO 2007-1 Senior Notes (3)	359,575	3.24%	38.3 years	462,677
Apidos CDO I Senior Notes (4)	318,173	3.42%	9.1 years	301,404
Apidos CDO III Senior Notes (5)	259,408	3.24%	12.0 years	248,864
Apidos Cinco CDO Senior Notes (6)	317,958	3.18%	11.9 years	307,006
Secured Term Facility	85,829	3.84%	1.8 years	92,104
Unsecured Junior Subordinated Debentures (7)	51,548	6.75%	28.2 years	−
Total	$1,722,244	3.44%	20.4 years	$1,865,623

December 31, 2007:
Repurchase Agreements (1)	$116,423	6.33%	18.5 days	$190,914
RREF CDO 2006-1 Senior Notes (2)	260,510	5.69%	38.6 years	282,849
RREF CDO 2007-1 Senior Notes (3)	345,986	5.49%	38.8 years	444,715
Apidos CDO I Senior Notes (4)	317,882	5.47%	9.6 years	309,495
Apidos CDO III Senior Notes (5)	259,178	5.59%	12.5 years	253,427
Apidos Cinco CDO Senior Notes (6)	317,703	5.38%	12.4 years	311,813
Secured Term Facility	91,739	6.55%	2.3 years	95,030
Unsecured Junior Subordinated Debentures (7)	51,548	8.86%	28.7 years	−
Total	$1,760,969	5.72%	20.1 years	$1,888,243

(1)
At June 30, 2008, collateral consisted of available-for-sale securities with a fair value of $21.3 million and loans of $112.7 million.  At December 31, 2007, collateral consisted of available-for-sale securities with a fair value of $34.2 million and loans of $156.7 million.

(2)
Amount represents principal outstanding of $265.5 million less unamortized issuance costs of $4.7 million and $5.0 million as of June 30, 2008 and December 31, 2007, respectively.  This CDO transaction closed in August 2006.

(3)
Amount represents principal outstanding of $365.8 million less unamortized issuance costs of $6.3 million as of June 30, 2008 and principal outstanding of $352.7 million less unamortized issuance costs of $6.7 million as of December 31, 2007.  This CDO transaction closed in June 2007.

(4)
Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $3.3 million as of June 30, 2008 and $3.6 million as of December 31, 2007.  This CDO transaction closed in August 2005.

(5)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $3.1 million as of June 30, 2008 and $3.3 million as of December 31, 2007.  This CDO transaction closed in May 2006.

(6)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $4.0 million as of June 30, 2008 and $4.3 million as of December 31, 2007.  This CDO transaction closed in May 2007.

(7)	Amount represents junior subordinated debentures issued to Resource Capital Trust I and RCC Trust II in May 2006 and September 2006, respectively.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

The Company had repurchase agreements with the following counterparties at the dates indicated (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
June 30, 2008:
Natixis Real Estate Capital, Inc.	$49,015	18	3.86%
Credit Suisse Securities (USA) LLC	$16,633	28	4.00%

December 31, 2007:
Natixis Real Estate Capital, Inc.	$58,155	18	6.42%
Credit Suisse Securities (USA) LLC	$15,626	25	5.91%
J.P. Morgan Securities, Inc.	$886	9	5.63%
Bear, Stearns International Limited	$1,170	15	6.22%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Repurchase and Credit Facilities

In April 2007, the Company’s indirect wholly-owned subsidiary, RCC Real Estate SPE 3, LLC, (“RCC Real Estate SPE 3”) entered into a master repurchase agreement with Natixis Real Estate Capital, Inc. to be used as a warehouse facility to finance the purchase of commercial real estate loans and commercial mortgage-backed securities.  The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million.  The financing provided by the agreement matures April 18, 2010 subject to a one-year extension at the option of RCC Real Estate SPE 3 and subject further to the right of RCC Real Estate SPE 3 to repurchase the assets held in the facility earlier.  The Company paid a facility fee of 0.75% of the maximum facility amount, or $1.2 million, at closing.  In addition, once the borrowings exceed a weighted average undrawn balance of $75.0 million for the prior 90 day period, the Company will be required to pay a Non-Usage Fee on the unused portion equal to the product of (i) 0.15% per annum multiplied by (ii) the weighted average undrawn balance during the prior 90 day period.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price, rate and term.  These are one-month contracts.  The repurchase agreement is with recourse only to the assets financed, subject to standardized exceptions relating to breaches of representations, fraud and similar matters.  The Company has guaranteed RCC Real Estate SPE 3’s performance of its obligations under the repurchase agreement.  At June 30, 2008, RCC Real Estate SPE 3 had borrowed $64.3 million.  At June 30, 2008, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $112.7 million and had a weighted average interest rate of one-month LIBOR plus 1.39%, which was 3.86% at June 30, 2008.  At December 31, 2007, RCC Real Estate SPE 3 had borrowed $96.7 million.  At December 31, 2007, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $154.2 million and had a weighted average interest rate of one-month LIBOR plus 1.39%, which was 6.42% at December 31, 2007.

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
JUNE 30, 2008
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Repurchase and Credit Facilities − (continued)

The Company received a waiver for the period ended December 31, 2007, which was effective through June 23, 2008, from Bayerische Hypo- und Vereinsbank AG with respect to Resource America’s non-compliance with the tangible net worth covenant.  Under the covenant, Resource America was required to maintain a consolidated net worth (stockholder’s equity) of at least $175.0 million plus 90% of the net proceeds of any capital transactions, minus all amounts (not to exceed $50,000,000) paid by Resource America to repurchase any outstanding shares of common or preferred stock of Resource America, measured by each quarter end, as further described in the agreement.  On June 23, 2008, the facility was amended to base the net worth test on LEAF Financial Corporation (“LEAF”) and to change the measure of net worth to not less than the sum of (i) $17,000,000, plus (ii) 50% of the aggregate net income of LEAF for each fiscal quarter beginning with the fiscal quarter ended June 30, 2008.  See Note 11 regarding the Company’s relationship with LEAF.

The Company paid $300,000 in commitment fees during the year ended December 31, 2006.  Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility in the consolidated statements of operations.  The Company paid $11,000 and $18,000 for the three and six months ended June 30, 2008, respectively, in unused line fees.  Unused line fees are expensed immediately into interest expense in the consolidated statements of operations.  As of June 30, 2008, the Company had borrowed $85.8 million at a weighted average interest rate of 3.84%.  As of December 31, 2007, the Company had borrowed $91.7 million at a weighted average interest rate of 6.55%.  The facility expires March 2010.

In December 2005, the Company entered into a $15.0 million unsecured revolving credit facility with TD Bank, N.A. (successor by merger to Commerce Bank, N.A.).  This facility was increased to $25.0 million in April 2006.  This facility was decreased to $10.0 million in April 2008 to reflect more closely the actual borrowing base available to the Company under the facility and to reduce fees payable on the amount available for borrowing under the facility.  Outstanding borrowings bear interest at one of two rates elected at the Company’s option; (i) the lender’s prime rate plus a margin ranging from 0.50% to 1.50% based upon the Company’s leverage ratio; or (ii) LIBOR plus a margin ranging from 1.50% to 2.50% based upon the Company’s leverage ratio.  The facility expires in December 2008.  The Company paid $13,000 and $37,000 in unused line fees as of June 30, 2008 and December 31, 2007, respectively.  Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility in the consolidated statements of operations.  Unused line fees are expensed immediately into interest expense in the consolidated statements of operations.  As of June 30, 2008 and December 31, 2007, no borrowings were outstanding under this facility.

In August 2005, the Company’s subsidiary, RCC Real Estate, entered into a master repurchase agreement with Bear, Stearns International Limited (“Bear Stearns”) to finance the purchase of commercial real estate loans.  The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  The Company has guaranteed RCC Real Estate’s obligations under the repurchase agreement to a maximum of $150.0 million.  At June 30, 2008, the Company had repaid all obligations under this facility.  At December 31, 2007, the Company had borrowed $1.9 million, all of which was guaranteed, with a weighted average interest rate of LIBOR plus 1.25%, which was 6.22% at December 31, 2007.

In March 2005, the Company entered into a master repurchase agreement with Credit Suisse Securities (USA) LLC to finance the purchase of agency ABS-residential MBS (“RMBS”) securities.  In December 2006, the Company began using this facility to finance the purchase of commercial MBS (“CMBS”)-private placement and other securities.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At June 30, 2008, the Company had borrowed $4.6 million with a weighted average interest rate of 4.00%.  At December 31, 2007, the Company had borrowed $14.6 million with a weighted average interest rate of 5.91%.

In March 2005, the Company entered into a master repurchase agreement with J.P. Morgan Securities, Inc. to finance the purchase of agency ABS-RMBS.  In August 2007, the Company began using this facility to finance the purchase of CMBS-private placement.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At June 30, 2008, the Company had repaid all obligations under this facility.  At December 31, 2007, the Company had borrowed $3.2 million with a weighted average interest rate of 5.63%.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
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

The senior notes issued to investors by RREF 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of available class A-1R notes ($32.1 million was funded as of June 30, 2008), which allow the CDO to fund future funding obligations under the existing whole loan participations held by RREF 2007-1 that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  As a result of the Company’s ownership of 100% of the Class H, K, L and M senior notes and $5.0 million of the Class J senior note, the notes retained eliminate in consolidation.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors was 3.24% at June 30, 2008.

During the six months ended June 30, 2008, the Company repurchased $5.0 million of the Class J notes in RREF 2007-1 at a price of 65.0% which resulted in a $1.75 million gain.  The Company reported the gain as gain on the extinguishment of debt in its consolidated statements of operations.

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

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 3.18% at June 30, 2008.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
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

The senior notes issued to investors by RREF 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors was 3.36% at June 30, 2008.

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

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity.  The weighted average interest rate on all notes was 3.24% at June 30, 2008.

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
JUNE 30, 2008
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Collateralized Debt Obligations − (Continued)

Apidos CDO I − (Continued)

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 3.42% at June 30, 2008.

Trust Preferred Securities

In May 2006 and September 2006, the Company formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests in the trusts.  Although the Company owns 100% of the common securities’ of RCT I and RCT II, RCT I and RCT II are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of these entities in accordance with FIN 46-R.  In connection with the issuance and sale of the capital securities, the Company issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing the Company’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at June 30, 2008 were $726,000 and $735,000, respectively.  These costs, which are included in other assets, are being amortized into interest expense using the effective yield method over a ten year period and are recorded in the consolidated statements of operations.

The rights of holders of common securities of RCT I and RCT II are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities.  The capital and common securities of RCT I and RCT II are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each.  Unless earlier dissolved, RCT I will dissolve on May 25, 2041 and RCT II will dissolve on September 29, 2041.  The junior subordinated debentures are the sole assets of RCT I and RCT II, mature on June 30, 2036 and October 30, 2036, respectively, and may be called at par by the Company any time after June 30, 2011 and October 30, 2011, respectively.  Interest is payable on the junior subordinated debentures held by RCT I and RCT II quarterly at a floating rate equal to three-month LIBOR plus 3.95% per annum.  The rates for RCT I and RCT II, at June 30, 2008, were 6.65% and 6.85%, respectively.  The Company records its investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated trusts and records dividend income upon declaration by RCT I and RCT II.

NOTE 8 – CAPITAL STOCK

Under a share repurchase plan authorized by the board of directors on July 26, 2007, the Company was authorized to buy back up to 2.5 million outstanding shares.  As of December 31, 2007, the Company had repurchased 263,000 shares at a weighted average price, including commissions, of $10.54 per share.  No additional shares were repurchased during the six months ended June 30, 2008.

NOTE 9 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Manager	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2008	113,332	4,404	463,757	581,493
Issued	−	17,261	144,000	161,261
Vested	(113,332)	(4,404)	(133,823)	(251,559)
Forfeited	−	−	−	−
Unvested shares as of June 30, 2008	−	17,261	473,934	491,195

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(Unaudited)

NOTE 9 – SHARE-BASED COMPENSATION − (Continued)

Pursuant to SFAS 123(R) and EITF 96-18, the Company is required to value any unvested shares of restricted common stock granted to the Manager and non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the six months ended June 30, 2008 and 2007, including shares issued to the four non-employee directors, was $1.4 million and $4.1 million, respectively.

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

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2008	640,166	$14.99
Granted	−	−
Exercised	−	−
Forfeited	−	−
Outstanding as of June 30, 2008	640,166	$14.99	7	$91
Exercisable at June 30, 2008	339,166	$14.99	7	$48

The common stock options have a remaining contractual term of seven years.  Upon exercise of options, new shares are issued.

The following table summarizes the status of the Company’s unvested stock options as of June 30, 2008:

Unvested Options	Options	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2008	205,722		$14.97
Granted	−	$	−
Vested	(162,389)		$14.98
Forfeited	−	$	−
Unvested at June 30, 2008	43,333		$14.88

The weighted average period over which the Company expects to recognize the remaining expense on the unvested options is less than one year.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(Unaudited)

NOTE 9 – SHARED-BASED COMPENSATION − (Continued)

The following table summarizes the status of the Company’s vested stock options as of June 30, 2008:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2008	357,944	$15.00
Vested	162,389	14.98
Exercised	−	−
Forfeited	−	−
Vested as of June 30, 2008	520,333	$15.00	7	$ 312

The common stock option transactions are valued using the Black-Scholes model using the following assumptions:

	As of June 30, 2008	As of December 31, 2007
Expected life	9 years	7 years
Discount rate	4.29%	3.97%
Volatility	55.96%	42.84%
Dividend yield	22.75%	17.62%

The fair value of each common stock transaction for the period ended June 30, 2008 and for the year ended December 31, 2007, respectively, was $0.142 and $0.251.  For the three and six months ended June 30, 2008 and 2007, the components of equity compensation expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Options granted to Manager and non-employees	$4	$151	$(54)	$631
Restricted shares granted to Manager and non-employees	509	(33)	626	(44)
Restricted shares granted to non-employee directors	28	19	50	36
Total equity compensation expense	$541	$137	$622	$623

During the three and six months ended June 30, 2008, the Manager received 17,839 shares as compensation, valued at $141,000, pursuant to the management agreement.  During the three and six months ended June 30, 2007, the Manager received 11,349 and 21,309 shares, respectively, as incentive compensation, valued at $186,000 and $358,000, respectively, pursuant to the management agreement.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the management agreement, the Company had established no formal criteria for equity awards as of June 30, 2008.  All awards are discretionary in nature and subject to approval by the compensation committee of the Company’s board of directors.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
(Unaudited)

NOTE 10 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic:
Net (loss) income	$(5,257)	$9,836	$4,106	$19,275
Weighted average number of shares outstanding	24,721,063	24,704,471	24,665,840	24,569,694
Basic net income per share	$(0.21)	$0.40	$0.17	$0.78

Diluted:
Net (loss) income	$(5,257)	$9,836	$4,106	$19,275
Weighted average number of shares outstanding	24,721,063	24,704,471	24,665,840	24,569,694
Additional shares due to assumed conversion of dilutive instruments	−	239,691	256,500	321,992
Adjusted weighted-average number of common shares outstanding	24,721,063	24,944,162	24,922,340	24,891,686
Diluted net (loss) income per share	$(0.21)	$0.39	$0.16	$0.77

Potentially dilutive shares relating to stock options to purchase 640,166 shares of common stock warrants to purchase 1,192,697 shares of common stock and 485,245 shares of unvested restricted stock are not included in the calculation of diluted net (loss) income per share for the three and six months ended June 30, 2008 because the effect was anti-dilutive.

NOTE 11 – RELATED PARTY TRANSACTIONS

Relationship with Resource Real Estate

Resource Real Estate originates, finances and manages the Company’s commercial real estate loan portfolio, including A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At December 31, 2007, the Company was indebted to Resource Real Estate for $197,000 of loan origination costs.  The Company was not indebted to Resource Real Estate for any such costs at June 30, 2008.  At December 31, 2007, Resource Real Estate was indebted to the Company for deposits held in trust in connection with the Company’s commercial real estate portfolio of approximately $90,000.  The Company was not indebted to Resource Real Estate for any such deposits at June 30, 2008.

Relationship with LEAF

LEAF, a majority-owned subsidiary of RAI, originates and manages equipment leases and notes on the Company’s behalf.  The Company purchases these leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs.  At June 30, 2008 and December 31, 2007, the Company acquired $14.3 million and $38.7 million, respectively, of equipment lease and note investments from LEAF, including $141,000 and $387,000 million of origination cost reimbursements, respectively.  In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes.  At June 30, 2008 and December 31, 2007, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of approximately $148,000 and $133,000, respectively.  LEAF’s servicing fees for the three and six months ended June 30, 2008 were $224,000 and $460,000, respectively, compared to $204,000 and $413,000 for the three and six months ended June 30, 2007, respectively.

During the three and six months ended June 30, 2008, the Company sold two leases back to LEAF at a price equal to their book value.  The total proceeds received were $2.6 million.  During the three and six months ended June 30, 2007, the Company sold one and three leases back to LEAF at a price equal to their book value.  The total proceeds received were $600,000 and $1.8 million, respectively.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
(Unaudited)

NOTE 11 – RELATED-PARTY TRANSACTIONS − (Continued)

Relationship with Resource America

At June 30, 2008, RAI owned 1,980,339 shares, or 7.8%, of the Company’s outstanding common stock.  In addition, RAI has 100,088 unexercised warrants and 2,166 options to purchase restricted stock.

The Company is managed by the Manager pursuant to a management agreement that provides for both base and incentive management fees.  On June 30, 2008, the Company and the Manager entered into an amended and restated management agreement that shall be in effect until March 31, 2009 and shall be automatically renewed for a one-year term annually unless at least two-thirds of the independent directors or a majority of the outstanding common shares agree to not automatically renew.  Incentive compensation calculation was revised as follows:  (i) twenty-five percent (25%) of the dollar amount by which (A) the Company’s Adjusted Operating Earnings (before Incentive Compensation but after the Base Management Fee) for such quarter per Common Share (based on the weighted average number of Common Shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the Common Shares in the initial offering by the Company and the prices per share of the Common Shares in any subsequent offerings by the Company, in each case at the time of issuance thereof, multiplied by (2) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of Common Shares outstanding during such quarter; provided, that the foregoing calculation of Incentive Compensation shall be adjusted to exclude events pursuant to changes in GAAP or the application of GAAP, as well as non-recurring or unusual transactions or events, after discussion between the Manager and the Independent Directors and approval by a majority of the Independent Directors in the case of non-recurring or unusual transactions or events.  For the three and six months ended June 30, 2008, the Manager earned base management fees of approximately $1.2 million and $2.3 million, respectively, and incentive management fees of $564,000.  For the three and six months ended June 30, 2007, the Manager earned base management fees of approximately $1.3 million and $2.6 million, respectively, and incentive management fees of $730,000 and $1.5 million, respectively.  The Company also reimbursed the Manager and Resource America for various expenses incurred on behalf of the Company.  For the three and six months ended June 30, 2008, the Company reimbursed the Manager $82,000 and $183,000, respectively, for such expenses.  For the three and six months ended June 30, 2007, the Company reimbursed the Manager $63,000 and $293,000, respectively, for such expenses.

At June 30, 2008, the Company was indebted to the Manager for base management fees of $785,000 and for the reimbursement of expenses of $59,000.  At December 31, 2007, the Company was indebted to the Manager for base management fees of $802,000 and for reimbursement of expenses of $65,000.  These amounts are included in accounts payable and other liabilities.

As of June 30, 2008 and December 31, 2007, the Company had executed six CDO transactions.  These CDO transactions were structured for the Company by the Manager but, under the management agreement, the Manager was not separately compensated by the Company for these transactions.  In addition, the Company may reimburse the Manager and Resource America for expenses for employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.

Relationship with Law Firm

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood, P.C., a law firm.  For the three and six months ended June 30, 2008, the Company paid Ledgewood $36,000 and $104,000, respectively, compared to $152,000 and $252,000 during the three and six months ended June 30, 2007, respectively.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

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

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
(Unaudited)

NOTE 12 – DISTRIBUTIONS − (Continued)

On June 20, 2008, the Company declared a quarterly distribution of $0.41 per share of common stock, $10.4 million in the aggregate, which was paid on July 28, 2008 to stockholders of record as of June 30, 2008.

On March 11, 2008, the Company declared quarterly distribution of $0.41 per share of common stock which was paid on April 28, 2008 to stockholders of record as of March 31, 2008.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS 157 which did not have a material effect on the Company’s consolidated financial statements as the Company historically has valued its investment securities available-for-sale and derivatives at fair value.  SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

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

Certain assets and liabilities are measured at fair value on a recurring basis.  The following is a discussion of these assets and liabilities as well as the valuation techniques applied to each for fair value measurement.  Investment securities available-for-sale are measured with income valuation approaches and dealer quotes using the following types of  inputs:

•
CMBS with no secondary trading except for distressed sellers and markets reflecting forced liquidations are valued using an income approach and utilizing an appropriate current market yield, time value and estimated losses from default assumptions based on historical analysis.

•	Other ABS are priced using consensus pricing and a dealer quote.

Derivatives (Interest rate swap contracts), both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in otheir entirety are classified in Level 2 of the fair value hierarchy.

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2008
(Unaudited)

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS − (Continued)

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Quoted Prices in Active Markets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Balance as of June 30, 2008
Securities available-for-sale	$	−	$	−	$47,074	$47,074
Derivatives, net		−		(12,833)	−	(12,833)
Total	$	−		$(12,833)	$47,074	$34,241

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Securities Available-for-Sale
Beginning balance	$65,464
Total gains or losses (realized/unrealized):
Included in earnings	(2,000)
Purchases, sales, issuances, and settlements (net)	(10,048)
Included in other comprehensive income	(6,342)
Ending balance	$47,074

The Company had $2.0 million of losses included in earnings due to the sale of one asset during the six months ended June 30, 2008.  The loss is included on consolidated statements of operations as net realized gains (losses) on sales of investments.

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
JUNE 30, 2008
(Unaudited)

NOTE 14 – INTEREST RISK AND DERIVATIVE INSTRUMENTS − (Continued)

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

At June 30, 2008, the Company had 31 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.14% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $334.8 million at June 30, 2008.

At December 31, 2007, the Company had 30 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.36% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $347.9 million at December 31, 2007.

           The estimated fair value of the Company’s interest rate swaps was ($12.8) million and ($18.0) million as of June 30, 2008 and December 31, 2007, respectively.  The Company had aggregate unrealized losses of $14.7 million and $15.7 million on the interest rate swap agreements as of June 30, 2008 and December 31, 2007, respectively, which is recorded in accumulated other comprehensive loss.  In connection, with the August 2006 close of Resource Real Estate Funding CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the maturity of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the June 2007 close of RREF 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the maturity of RREF 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the termination of a $53.6 million swap related to RREF 2006-1 during the six months ended June 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the maturity of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on MBS in the Company’s investment portfolio.  The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount.  At June 30, 2008, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $3.9 million.  At December 31, 2007, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $4.1 million.

NOTE 15 – SUBSEQUENT EVENTS

On June 20, 2008, the Company declared a quarterly distribution of $0.41 per share of common stock, $10.4 million in the aggregate, which was paid on July 28, 2008 to stockholders of record as of June 30, 2008.

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

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks.  We generate revenues from the interest we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, payments on equipment leases and notes and other asset-backed securities, or ABS.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments comprises a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loans, CMBS, equipment leases and notes and other ABS, we have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as a long-term financing source.  In our commercial real estate loan portfolio, we have used repurchase agreements as a short-term financing source, and CDOs and have used, to a lesser extent, other term financing as a long-term financing source.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

         Ongoing problems in real estate and credit markets continue to impact our operations, particularly our ability to generate capital and financing to execute our investment strategies.  These ongoing problems have affected our earnings on a GAAP basis as we have increased our provision for loan and lease losses to reflect this trend. We have also determined that the market valuation for CMBS and Other ABS in our investment portfolio has been temporarily impaired.  While we believe we have appropriately valued the assets in our investment portfolio at June 30, 2008, we cannot assure you that further impairment will not occur or that our assets will otherwise not be adversely effected by market conditions.

The events occurring in the credit markets have impacted our financing and investing strategies.  The market for securities issued by securitizations collateralized by assets similar to those in our investment portfolio has contracted severely.  Since our sponsorship in June 2007 of Resource Real Estate Funding CDO 2007-1, or RREF 2007-1, we have not sponsored any new securitizations and we expect our ability to sponsor new securitizations will be limited for the foreseeable future.  Short-term financing through warehouse lines of credit and repurchase agreements has become less available and reliable as increasing volatility in the valuation of assets similar to those we originate has increased the risk of margin calls. To reduce our exposure to margin calls or facility terminations, we have been paying down various repurchase agreement borrowings that finance CMBS and other securities that we hold.  In addition, we have received returns of funded margin calls related to our interest rate derivatives and repurchase agreements of $3.3 million and $295,000, respectively, during the six months ended June 30, 2008.  As a result, our ability to originate and finance new investments has been significantly diminished.

Beginning in the second half of 2007, we have focused on managing our exposure to liquidity risks primarily by reducing our exposure to possible margin calls under repurchase agreements, seeking to conserve our liquidity.  We have continued to manage our liquidity and originate new assets primarily through capital recycling as payoffs occur and through existing capacities within our completed securitizations.  To illustrate these efforts, within our commercial real estate loan portfolio we had uninvested cash of $54.0 million at December 31, 2007 coupled with proceeds of $11.4 million from a commercial real estate loan that paid off during the six months ended June 30, 2008 to originate a new loan of $20.8 million and transfer $42.8 million of commercial real estate loans into RREF CDO 2006-1.  In addition, during the six months ended June 30, 2008 we sold a CMBS security that provided proceeds of $8.0 million.  The proceeds from the transfer of commercial real estate loans from our commercial real estate non-recourse term facility and the sale of a CMBS security were used to repay related repurchase agreement debt of $47.3 million and the remaining $3.5 million became unrestricted cash during the period.  As of June 30, 2008, our repurchase agreement exposure was $49.0 million on commercial real estate loans and $16.6 million on commercial real estate CDO notes, which was reduced from $75.8 million in the aggregate as of December 31, 2007.

We expect to continue to generate net investment income from our current investment portfolio and generate dividends for our shareholders. We continue to seek additional sources of financing, including expanded bank financing, and use of co-investment, participations and joint venture strategies that will enable us to originate investments and generate fee income while preserving capital.

We consolidate variable interest entities, or VIEs, if we determine we are the primary beneficiary, in accordance with Financial Accounting Standards Board, or FASB, Interpretation 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46-R.  During the year ended December 31, 2007, we sold ten percent of our equity investment in Ischus CDO II to an independent third party at market value.  The sale was deemed to be a reconsideration event under FIN 46-R and we determined we were no longer the primary beneficiary based on a discounted cash flow analysis of expected losses and expected residual returns.  Therefore, we deconsolidated Ischus CDO II and recognized income in our investment in Ischus CDO II using the cost recovery method.  Our investment in Ischus CDO II was fully recovered during the three months ended March 31, 2008.  For the six months ended June 30, 2008, we recognized $997,000 of interest income on this investment which we record on our income statement as interest income – other.

As of June 30, 2008, we had invested 73% of our portfolio in commercial real estate-related assets 25% in commercial bank loans and 2% in direct financing leases and notes.  As of December 31, 2007, we had invested 75% of our portfolio in commercial real estate-related assets, 24% in commercial bank loans and 1% in direct financing leases and notes.

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

We consolidate variable interest entities, or VIEs, if we determine we are the primary beneficiary, in accordance with Financial Accounting Standards Board, or FASB, Interpretation 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46-R.  During the year ended December 31, 2007, we sold ten percent of our equity investment in Ischus CDO II to an independent third party at market value.  The sale was deemed to be a reconsideration event under FIN 46-R and we determined we were no longer the primary beneficiary based on a discounted cash flow analysis of expected losses and expected residual returns.  Therefore, we deconsolidated Ischus CDO II and recognized income in our investment in Ischus CDO II using the cost recovery method.  At the date of deconsolidation, the value of our investment in Ischus CDO II was $722,000.  From the date of deconsolidation through December 31, 2007, we received $465,000 of distributions leaving a balance of $257,000 at December 31, 2007.  For the three months ended March 31, 2008, $1.3 million of cash receipts were collected and we recognized $997,000 of interest income on this investment which we record on our income statement as interest income – other.  No additional cash has been collected since March 31, 2008.

The balance of impaired loans and leases was $17.1 million at June 30, 2008.  The balance of impaired loans and leases with a valuation allowance at June 30, 2008 was $16.9 million.  All of the loans deemed impaired at June 30, 2008 have an associated valuation allowance.  The balance of impaired leases without a specific valuation allowance was $771,000 at June 30, 2008.  The valuation allowance related to these specifically impaired loans and leases was $15.5 million at June 30, 2008.  The average balance of impaired loans and leases was $17.2 million during the six months ended June 30, 2008.  We did not recognize any income on impaired loans and leases during 2008.

The balance of impaired loans and leases was $17.4 million at December 31, 2007.  The balance of impaired loans and leases with a valuation allowance at December 31, 2007 was $17.0 million.  All of the loans deemed impaired at December 31, 2007 have an associated valuation allowance.  The balance of impaired leases without a specific valuation allowance was $359,000 at December 31, 2007.  The valuation allowance related to these specifically impaired loans and leases was $2.3 million at December 31, 2007.  The average balance of impaired loans and leases was $4.3 million during 2007.  We did not recognize any income on impaired loans and leases during 2007 once each individual loan or lease became impaired.

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

The following tables show the changes in the allowance for loan and lease losses (in thousands):

Allowance for loan loss at January 1, 2008	$5,918
Provision for loan loss	16,631
Loans charged-off	(2,269)
Recoveries	−
Allowance for loan loss at June 30, 2008	$20,280

Allowance for lease loss at January 1, 2008	$293
Provision for lease loss	198
Leases charged-off	(391)
Recoveries	−
Allowance for lease loss at June 30, 2008	$100

Classifications and Valuation of Investment Securities

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, or SFAS, “Fair Value Measurements.”  SFAS 157 did not have a material effect on our consolidated financial statements with respect to investment securities available-for-sale and derivatives as we historically have valued them at fair value.  SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We determined fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

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

Certain assets and liabilities are measured at fair value on a recurring basis.  The following is a discussion of these assets and liabilities as well as the valuation techniques applied to each for fair value measurement.  Investment securities available-for-sale are measured with income valuation approaches and dealer quotes using the following types of inputs:

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

•
Derivatives (Interest rate swap contracts), both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in otheir entirety are classified in Level 2 of the fair value hierarchy.

The following table presents information about our assets (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Quoted Prices in Active Markets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Balance as of June 30, 2008
Securities available-for-sale	$	−	$	−	$47,074	$47,047
Derivatives, net		−		(12,833)	−	(12,833)
Total	$	−		$(12,833)	$47,074	$34,241

The following table presents additional information about assets which we measure at fair value on a recurring basis for which we used Level 3 inputs to determine fair value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Securities Available-for-Sale
Beginning balance	$65,464
Total gains or losses (realized/unrealized):
Included in earnings	(2,000)
Purchases, sales, issuances, and settlements (net)	(10,048)
Included in other comprehensive income	(6,342)
Ending balance	$47,074

We had $2.0 million of losses included in earnings due to the sale of one asset during the six months ended June 30, 2008.  The loss is included on consolidated statements of operations as net realized gains (losses) on sales of investments.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires us to classify our investment portfolio as either trading investments, available-for-sale investments or held-to-maturity investments.  Although we generally plan to hold most of our investments to maturity, we may from time to time sell any of our investments due to changes in market conditions or in accordance with our investment strategy.  Accordingly, SFAS 115 requires us to classify all of our investment securities as available-for-sale.  We report all investments classified as available-for-sale at fair value, based on market prices provided by dealers, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

While our available-for-sale investments have continued to decline in fair value, we believe that these declines continue to be temporary. In particular, with respect to CMBS, all assets are current with respect to interest and principal payments. In addition, we perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Our review concluded, that there exist no credit characteristics that would indicate other-than-temporary impairments as of June 30, 2008.

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

We have from time to time purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty.  We currently record the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets.  Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on our consolidated income statements.  However, under an interpretation of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” such transactions may not qualify as a purchase by us.  We believe, and it is industry practice, that we account for these transactions in an appropriate manner.  However, the result of this technical interpretation would prevent us from presenting the debt investments and repurchase agreements and the related interest income and interest expense on a gross basis on our financial statements.  Instead, we would present the net investment in these transactions with the counterparty and a derivative with the corresponding change in fair value of the derivative being recorded through earnings.  The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty.  There were no such transactions as of June 30, 2008 and December 31, 2007.  In February 2008, FASB issued FASB Staff Position 140-3, or FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and repurchase financing, which is effective for fiscal years beginning after November 15, 2008.  We do not expect FSP FAS 140-3 will have a material effect on our consolidated financial statements.

Derivative Instruments

Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps to add stability to our interest expense and to manage our exposure to interest rate movements or other identified risks.  We designated these transactions as cash flow hedges.  We evaluate contracts or hedge instruments at inception and at subsequent balance sheet dates to determine if they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 requires that we recognize all derivatives on the balance sheet at fair value.  We record changes in the fair value of the derivative in other comprehensive income to the extent that it is effective.  Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Results of Operations − Three and Six Months Ended June 30, 2008 as compared to Three and Six Months Ended June 30, 2007

Our net loss for the three months ended June 30, 2008 was $5.3 million, or ($0.21) per weighted average common share (basic and diluted) while our net income for the six months ended June 30, 2008 was $4.1 million or $0.17 per weighted average common share-basic ($0.16 per weighted average common share-diluted) as compared to $9.8 million, or $0.40 per weighted average common share-basic ($0.39 per weighted average common share-diluted) and $19.3 million, or $0.78 per weighted average common share-basic ($0.77 per weighted average common share-diluted) for the three and six months ended June 30, 2007, respectively.

The decrease in net income of $15.1 million for the three months ended June 30, 2008 from the comparative 2007 period is primarily attributable to provisions for loan and lease losses of $15.7 million during the three months ended June 30, 2008.  The decrease in net income for the six months ended June 30, 2008 from the comparative 2007 period is primarily attributable to provisions for loan and lease losses of $16.8 million offset by a gain on the extinguishment of debt of $1.8 million during the six months ended June 30, 2008.

Interest Income

The following table sets forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income from loans:
Bank loans	$12,637	5.27%	$945,219	$17,506	7.38%	$916,289
Commercial real estate loans	16,049	7.43%	$858,603	15,601	8.63%	$723,679
Total interest income from loans	28,686			33,107

Interest income from securities available-for-sale:
ABS-RMBS	−	N/A	N/A	6,272	7.19%	$347,671
CMBS	−	N/A	N/A	400	5.67%	$28,269
Other ABS	70	4.67%	$6,000	404	6.76%	$23,191
CMBS-private placement	1,088	5.58%	$74,565	832	6.58%	$50,353
Total interest income from securities available-for-sale	1,158			7,908

Leasing	1,961	8.68%	$90,487	1,901	8.68%	$86,772

Interest income – other:
Interest rate swap agreements	−	N/A	N/A	55	0.14%	$158,802
Temporary investment in over-night repurchase agreements	453	N/A	N/A	855	N/A	N/A
Total interest income − other	453			910
Total interest income	$32,258			$43,826

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income from loans:
Bank loans	$28,800	6.02%	$943,026	$33,065	7.42%	$868,986
Commercial real estate loans	32,325	7.54%	$851,589	30,323	8.82%	$692,939
Total interest income from loans	61,125			63,388

Interest income from securities available-for-sale:
ABS-RMBS	−	N/A	N/A	12,558	7.21%	$349,373
CMBS	−	N/A	N/A	801	5.67%	$28,276
Other ABS	19	0.66%	$6,000	758	6.67%	$21,858
CMBS-private placement	2,320	5.79%	$78,269	1,187	6.11%	$38,178
Total interest income from securities available-for-sale	2,339			15,304

Leasing	3,951	8.68%	$93,490	3,811	8.71%	$87,039

Interest income – other:
Interest rate swap agreements	−	N/A	N/A	33	0.05%	$135,226
Interest income – other (1)	997	N/A	N/A	−	N/A	N/A
Temporary investment in over-night repurchase agreements	829	N/A	N/A	1,278	N/A	N/A
Total interest income − other	1,826			1,311
Total interest income	$69,241			$83,814

(1)	Represents cash received on our 90% equity investment in Ischus CDO II in excess of our investment. Income on this investment is recognized using the cost recovery method.

Interest income decreased $11.5 million (26%) and $14.6 million (17%) to $32.3 million and $69.2 million for the three and six months ended June 30, 2008, respectively, from $43.8 million and $83.8 million for the three and six months ended June 30, 2007.  We attribute this decrease to the following:

Interest Income from Loans

Interest income from loans decreased $4.4 million (13%) and $2.3 million (4%) to $28.7 million and $61.1 million for the three and six months ended June 30, 2008, respectively, from $33.1 million and $63.4 million for the three and six months ended June 30, 2007, respectively.

Bank loans generated interest income of $12.6 million and $28.8 million for the three and six months ended June 30, 2008, respectively, as compared to $17.5 million and $33.1 million for the three and six months ended June 30, 2007, respectively, a decrease of $4.9 million (28%) and $4.3 million (13%), respectively.  These decreases resulted primarily from a decrease in the weighted average rate earned by our bank loans to 5.27% and 6.02% for the three and six months ended June 30, 2008, respectively from 7.38% and 7.42% for the three and six months ended June 30, 2007, respectively, principally as a result of the decrease in LIBOR which is a reference index for the rates payable on these loans.  The effects of the decrease in the weighted average rate were partially offset by an increase of $28.9 million and $74.0 million in the weighted average balance of assets to $945.2 million and $943.0 million for the three and six months ended June 30, 2008, respectively, from $916.3 million and $869.0 million for the three and six months ended June 30, 2007, respectively, as a result of the acquisition of investments for Apidos Cinco CDO.

The decrease in bank loans was partially offset by an increase in commercial real estate loans which produced $16.0 million and $32.3 million of interest income for the three and six months ended June 30, 2008, respectively, as compared to $15.6 million and $30.3 million for the three and six months ended June 30, 2007, respectively, an increase of $448,000 (3%) and $2.0 million (7%), respectively.  This increase resulted from an increase of $134.9 million and $158.7 million in the weighted average balance of our commercial real estate loans to $858.6 million and $851.6 million, respectively for the three and six months ended June 30, 2008, respectively, from $723.7 million and $692.9 million for the three and six months ended June 30, 2007, respectively, as a result of the accumulation of assets for our second commercial real estate, or CRE CDO, RREF 2007-1 which closed in June 2007.  This increase was partially offset by the following:

•
a decrease in the weighted average rate to 7.17% and 7.31% for the three and six months ended June 30, 2008, respectively, from 8.09% and 8.28% for the three and six months ended June 30, 2007, respectively, primarily as a result of the decrease in LIBOR which is a reference index for the rates payable on a substantial portion of these loans; and

•
the acceleration of loan origination fees of $495,000 for the six months ended June 30, 2007, respectively, as a result of the sale of loans. There was no such acceleration of loan origination fees for the three and six months ended June 30, 2008.

Interest Income from Securities Available-for-Sale

Interest income from securities available-for-sale decreased $6.8 million (85%) and $13.0 million (85%) to $1.2 million and $2.3 million for the three and six months ended June 30, 2008, respectively, from $7.9 million and $15.3 million for the three and six months ended June 30, 2007.

Interest income from our asset-backed securities-residential mortgage-backed securities, or ABS-RMBS, CMBS and other ABS portfolio generated $6.3 million, $400,000 and $404,000, respectively for the three months ended June 30, 2007 and $12.6 million, $801,000 and $758,000 for the six months ended June 30, 2008.  No interest income from ABS-RMBS and CMBS was generated during the three and six months ended June 30, 2008.  The other ABS portfolio generated $70,000 and $19,000 for the three and six months ended June 30, 2008.  The decrease is primarily a result of the deconsolidation of Ischus CDO II  on November 13, 2007 following our sale of a 10% portion of our equity ownership, a reconsideration event in accordance with FIN 46-R.

This decrease was partially offset by the contribution from CMBS-private placement of $1.1 million and $2.3 million of interest income for the three and six months ended June 30, 2008, respectively, as compared to $832,000 and $1.2 million for the three and six months ended June 30, 2007, respectively, an increase of $256,000 (31%) and $1.1 million (95%), respectively.  This increase resulted primarily from the increase of the weighted average balance of $24.2 million and $40.1 million on these securities to $74.6 million and $78.3 million for the three and six months ended June 30, 2008, respectively, from $50.4 million and $38.2 million for the three and six months ended June 30, 2007, respectively.

Interest Income - Other

Interest income-other decreased $457,000 (50%) and increased $515,000 (39%) to $453,000 and $1.8 million for the three and six months ended June 30, 2008, respectively, as compared to $910,000 and $1.3 million for the three and six months ended June 30, 2007, respectively.  The decrease for the three months ended June 30, 2008 was due to lower rates earned on our over-night repurchase agreements.  The increase for the six months ended June 30, 2008 was from an increase in interest income from our equity method investment in Ischus CDO II.  We use the cost recovery method to recognize the income on this investment and recognized $997,000 during the three months ended March 31, 2008.  No such income was recognized for the three months ended June 30, 2008 or in the prior year.  This increase during the six months ended June 30, 2008 was partially offset by a decrease in temporary investment income due to lower rates earned on our over-night repurchase agreements.

Interest Expense

The following tables set forth information relating to our interest expense incurred for the periods presented (in thousands, except percentages):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$8,208	3.58%	$906,000	$13,338	5.90%	$881,131
Commercial real estate loans	6,626	3.78%	$699,850	8,050	6.33%	$496,132
ABS-RMBS / CMBS / ABS	−	N/A	N/A	5,665	5.88%	$376,000
CMBS-private placement	11	5.52%	$848	494	5.68%	$34,554
Leasing	931	4.25%	$86,751	1,401	6.41%	$83,894
General	3,148	3.21%	$384,385	1,274	9.51%	$50,385
Total interest expense	$18,924			$30,222

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$19,094	4.17%	$906,000	$24,938	5.97%	$830,066
Commercial real estate loans	15,101	4.26%	$701,615	14,594	6.45%	$451,079
ABS-RMBS / CMBS / ABS	−	N/A	N/A	11,269	5.96%	$376,000
CMBS-private placement	88	4.88%	$3,570	833	5.54%	$29,848
Leasing	2,215	4.94%	$89,649	2,812	6.50%	$84,646
General	5,574	2.79%	$388,523	2,543	9.77%	$50,244
Total interest expense	$42,072			$56,989

Interest expense decreased $11.3 million (37%) and $14.9 million (26%) to $18.9 million and $42.1 million for the three and six months ended June 30, 2008, respectively, from $30.2 million and $57.0 million for the three and six months ended June 30, 2007.  We attribute this decrease to the following:

Interest expense on bank loans was $8.2 million and $19.1 million for the three and six months ended June 30, 2008, respectively, as compared to $13.3 million and $24.9 million for the three and six months ended June 30, 2007, a decrease of $5.1 million (38%) and $5.8 million (23%), respectively.  This decrease resulted from a decrease in the weighted average rate on the debt related to bank loans to 3.41% and 4.00% for the three and six months ended June 30, 2008, respectively, from 5.84% and 5.85% for the three and six months ended June 30, 2007, respectively, on a substantial portion of this debt due primarily to the decrease in LIBOR.  This decrease was partially offset by our amortization of $395,000 and $776,000 of deferred debt issuance costs related to the CDO financings for the three and six months ended June 30, 2008, respectively, as compared to $272,000 and $504,000 for the three and six months ended June 30, 2007.

Interest expense on commercial real estate loans which was $6.6 million and $15.1 million for the three and six months ended June 30, 2008, respectively, decreased $1.4 million (18%) for the three months ended June 30, 2008 and increased $507,000 (3%) for the six months ended June 30, 2008 from $8.1 million and $14.6 million for the three and six months ended June 30, 2007 due principally to the following:

•
The increase in the weighted average balance of debt of $203.7 million and $250.5 million to $699.9 million and $701.6 million for the three and six months ended June 30, 2008, respectively, from $496.1 million and $451.1 million for the three and six months ended June 30, 2007, respectively, primarily related to the accumulation of investments and the closing of our second CRE CDO, RREF 2007-1, which closed on June 26, 2007 and issued $348.9 million of debt.

•
Our amortization of $453,000 and $800,000 of deferred debt issuance costs related to the CDO financings for the three and six months ended June 30, 2008, respectively, as compared to $146,000 and $290,000 for the three and six months ended June 30, 2007, respectively.

The increase in the weighted average balance and the increase in issuance cost amortization were offset by a decrease in the weighted average rate to 3.48% and 3.97% for the three and six months ended June 30, 2008, respectively, from 6.23% and 6.24% for the three and six months ended June 30, 2007, respectively, on a substantial portion of debt as a result of the decrease in LIBOR.

ABS-RMBS, CMBS and other ABS, which we refer to collectively as ABS, were pooled and financed by Ischus CDO II.  Interest expense related to these obligations was $5.7 million and $11.3 million for the three and six months ended June 30, 2007, respectively.  There was no such interest expense for the three and six months ended June 30, 2008 due to the deconsolidation of Ischus CDO II on November 13, 2007 as a result of the sale of 10% of our equity ownership, a reconsideration event in accordance with FIN 46-R.

Interest expense on CMBS-private placement was $11,000 and $88,000 for the three and six months ended June 30, 2008, respectively, as compared to $494,000 and $833,000 for the three and six months ended June 30, 2007, respectively, a decrease of $483,000 (98%) and $745,000 (89%) due to a majority of the assets being refinanced by CDO debt for the three and six months ended June 30, 2008, respectively.  For the three and six months ended June 30, 2007, most of the assets were held outside of the CDOs.

Interest expense on leasing activities was $931,000 and $2.2 million for the three and six months ended June 30, 2008, respectively, as compared to $1.4 million and $2.8 million for the three and six months ended June 30, 2007, respectively, a decrease of $470,000 (34%) and $597,000 (21%), respectively, resulting from the decrease in the commercial paper index, which is a reference index for the rate payable on this facility.

The decrease in interest expense was partially offset by the increase in general interest expense which incurred $3.1 million and $5.6 million of interest expense for the three and six months ended June 30, 2008, respectively, as compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2007, respectively, an increase $1.9 million (147%) and $3.0 million (119%), respectively.  This increase resulted primarily from an increase of $2.2 million and $3.5 million in expenses on our interest rate derivatives that fix the rate we pay under these agreements.  During the three and six months ended June 30, 2008, the floating rate we paid exceeded the fixed rate we received due to the decrease in LIBOR. The increase in derivative expense was partially offset by a decrease in interest expense related to our unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities as a result of a decrease in the LIBOR rate which is a reference index for the rates payable by these debentures.

Non-Investment Expenses

The following table sets forth information relating to our expenses incurred for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Management fee – related party	$1,171	$2,027	$2,909	$4,059
Equity compensation − related party	541	137	622	623
Professional services	664	541	1,456	1,233
Insurance	170	114	298	235
General and administrative	343	324	698	736
Income tax expense	138	26	167	171
Total	$3,027	$3,169	$6,150	$7,057

Management fee–related party decreased $856,000 (42%) and $1.2 million (28%) to $1.2 million and $2.9 million for the three and six months ended June 30, 2008, respectively, as compared to $2.0 million and $4.1 million for the three and six months ended June 30, 2007, respectively.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement.  The base management fees decreased by $125,000 (10%) and $238,000 (9%) to $1.2 million and $2.3 million for the three and six months ended June 30, 2008, respectively, as compared to $1.3 million and $2.6 million for the three and six months ended June 30, 2007, respectively.  This decrease was due to decreased equity, a component in the formula by which base management fees are calculated, as a result of the buyback of 263,000 shares during the third and fourth quarters of 2007 as well as asset impairment and eventual deconsolidation of Ischus CDO II.  Incentive management fees decreased by $730,000 (100%) and $912,000 (62%) to $0 and $564,000 for the three and six months ended June 30, 2008 from $730,000 and $1.5 million in the three and six months ended June 30, 2007, respectively.  The decrease for the three and six months ended was due to the fact that no incentive was paid as a result of the net loss for the three months ended June 30, 2008.  The decrease for the six months ended June 30, 2008 was also a result of the decrease in our adjusted net income of $11.4 million, as defined in the management agreement, during the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 as well as an increase in the number of weighted average common shares outstanding, a component in the formula by which incentive management fees are calculated, for the three months ended June 30, 2008 as compared to June 30, 2007.

Equity compensation–related party increased $404,000 (295%) to $541,000 for the three months ended June 30, 2008 as compared to $137,000 for the three months ended June 30, 2007.  These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America, Inc., or RAI, who provide investment management services to us through our Manager.  The increase in expense was primarily the result of several restricted stock grants during and subsequent to June 2007.  This was partially offset by our quarterly remeasurement of unvested stock and options as a result of the decrease in our stock price.

Professional services increased $123,000 (23%) and $223,000 (18%) to $664,000 and $1.5 million for the three and six months ended June 30, 2008, respectively, as compared to $541,000 and $1.2 million for the three and six months ended June 30, 2007, respectively.  These increases during the three and six months ended June 30, 2008 were primarily due to a $74,000 and $125,000, respectively, increase in legal fees related principally to compliance work performed.

Other (Expenses) Revenues

The following table sets forth information relating to our other (expenses) revenues incurred for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net realized gains (losses) on sales of investments	$102	$152	$(1,893)	$222
Asset impairments	−	(788)	−	(788)
Other income	26	37	59	73
Provision for loan and lease loss	(15,692)	−	(16,829)	−
Gain on the extinguishment of debt	−	−	1,750	−
Total	$(15,564)	$(599)	$(16,913)	$(493)

Net realized gains (losses) on investments decreased $50,000 (33%) and decreased $2.1 million (953%) to a gain of $102,000 and a loss of $1.9 million for the three and six months ended June 30, 2008, respectively, from gains of $152,000 and $222,000 for the three and six months ended June 30, 2007, respectively.  The increase in realized losses during the six months ended June 30, 2008 was primarily due to a loss of $2.0 million on the sale of one of our CMBS – private placement positions.

Asset impairments were $788,000 for the three and six months ended June 30, 2007 and consisted entirely of other-than-temporary impairment on assets in our ABS-RMBS portfolio.  During the second quarter, we experienced illiquidity in the sub-prime market and deteriorating delinquency characteristics of the mortgages underlying our bonds.  These trends together with significant rating agency actions supported the need to further reevaluate the level of asset impairments in our ABS-RMBS portfolio.  The asset impairments recorded reflect these worsening market conditions.  Due to the deconsolidation of Ischus CDO II on November 13, 2007, as a result of the sale of 10% of our equity ownership, a reconsideration event in accordance with FIN 46-R, there was no such impairment for the three and six months ended June 30, 2008.

Our provision for loan and lease losses was $15.7 million and $16.8 million for the three and six months ended June 30, 2008, respectively.  It consisted of $3.9 million and $4.6 million of provisions for loan loss on our bank loan portfolio for the three and six months ended June 30, 2008, respectively, $11.6 million and $11.7 million of provisions for loan loss on our commercial real estate portfolio for the three and six months ended June 30, 2008, respectively and $198,000 of provision on our leasing portfolio for the three and six months ended June 30, 2008.  There was no provision deemed necessary for the three and six months ended June 30, 2007.  The principal reason for the increase in the provision for loan and lease losses was due to reserves recognized on three defaulted bank loans and fully reserving for one defaulted CRE loan.  We also increased our general reserve due to deteriorating credit market conditions.

Gain on the extinguishment of debt is due to the buyback of $5.0 million of debt issued by RREF 2007-1 during the six months ended June 30, 2008.  The notes, issued at par, were bought back as an investment by us at a price of 65% resulting in a gain of $1.8 million.  The related deferred debt issuance costs were immaterial.  There was no such transaction in the six months ended June 30, 2007.

Income Taxes

We do not pay federal income tax on income we distribute to our stockholders, subject to our compliance with REIT qualification requirements.  However, Resource TRS, our domestic TRS, is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code.  For the three and six months ended June 30, 2008, Resource TRS recognized a $138,000 and $167,000 provision for income taxes, respectively.  For the three and six months ended June 30, 2007, Resource TRS recognized a $26,000 and $171,000 provision for income taxes, respectively.

Financial Condition

Investment Portfolio

The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of June 30, 2008 and December 31, 2007, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

	Amortized cost	Dollar price	Net carrying amount (4)	Dollar price	Net carrying amount less amortized cost	Dollar price
June 30, 2008
Floating rate
CMBS-private placement	$39,212	94.58%	$26,773	64.58%	$(12,439)	-30.00%
Other ABS	5,665	94.42%	300	5.00%	(5,365)	-89.42%
B notes (1)	33,545	100.03%	33,462	99.78%	(83)	-0.25%
Mezzanine loans (1)	130,132	100.04%	129,807	99.79%	(325)	-0.25%
Whole loans (1)	473,493	99.55%	472,309	99.31%	(1,184)	-0.24%
Bank loans (2)	946,917	99.59%	857,274	90.16%	(89,643)	-9.43%
Total floating rate	$1,628,964	99.48%	$1,519,925	92.82%	$(109,039)	-6.66%
Fixed rate
CMBS – private placement	$31,114	94.94%	$20,001	61.03%	$(11,113)	-33.91%
B notes (1)	55,792	100.14%	55,652	99.89%	(140)	-0.25%
Mezzanine loans (1)	81,236	94.67%	68,374	79.68%	(12,862)	-14.99%
Whole loans (1)	97,669	99.41%	97,425	99.17%	(244)	-0.24%
Equipment leases and notes (3)	92,597	100.00%	92,104	99.47%	(493)	-0.53%
Total fixed rate	$358,408	98.16%	$333,556	91.35%	$(24,852)	-6.81%
Grand total	$1,987,372	99.24%	$1,853,481	92.55%	$(133,891)	-6.69%
December 31, 2007
Floating rate
CMBS-private placement	$54,132	93.40%	$41,524	71.65%	$(12,608)	-21.75%
Other ABS	5,665	94.42%	900	15.00%	(4,765)	-79.42%
B notes (1)	33,570	100.10%	33,486	99.85%	(84)	-0.25%
Mezzanine loans (1)	141,894	100.09%	141,539	99.83%	(355)	-0.26%
Whole loans (1)	430,776	99.35%	429,699	99.10%	(1,077)	-0.25%
Bank loans (2)	931,101	100.00%	874,736	93.95%	(56,365)	-6.05%
Total floating rate	$1,597,138	99.58%	$1,521,884	94.88%	$(75.254)	-4.69%
Fixed rate
CMBS – private placement	$28,241	98.95%	$23,040	80.73%	$(5,201)	-18.22%
B notes (1)	56,007	100.17%	55,867	99.92%	(140)	-0.25%
Mezzanine loans (1)	81,268	94.69%	80,016	93.23%	(1,252)	-1.46%
Whole loans (1)	97,942	99.24%	97,697	98.99%	(245)	-0.25%
Equipment leases and notes (3)	95,323	100.00%	95,030	99.69%	(293)	-0.31%
Total fixed rate	$358,781	98.49%	$351,650	96.53%	$(7,131)	-1.96%
Grand total	$1.955,919	99.37%	$1,873,534	95.19%	$(82,385)	-4.18%

(1)
Net carrying amount includes an allowance for loan losses of $14.9 million at June 30, 2008, allocated as follows:  B notes ($0.2 million), mezzanine loans ($13.2 million) and whole loans ($1.5 million).  Net carrying amount includes an allowance for loan losses of $3.2 million at December 31, 2007, allocated as follows:  B notes ($0.2 million), mezzanine loans ($1.6 million) and whole loans ($1.4 million).

(2)	Net carrying amount includes a $5.4 million and $2.7 million allowance for loan losses at June 30, 2008 and December 31, 2007, respectively.

(3)	Net carrying amount includes $100,000 and $293,000 allowance for lease losses at June 30, 2008 December 31, 2007, respectively.

(4)	Bank loan portfolio is carried at amortized cost less allowance for loan loss.

Commercial Mortgage-Backed Securities-Private Placement

At June 30, 2008 and December 31, 2007, we held $46.8 million and $64.6 million, respectively, of CMBS-private placement at fair value which is based on certain valuation techniques, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations − Critical Accounting Policies and Estimates,” net of unrealized losses of $23.6 million and $17.8 million, respectively.  The portfolio was purchased at a discount.  As of June 30, 2008 and December 31, 2007, the remaining discount to be accreted into income over the remaining lives of the securities was $3.9 million and $4.1 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

The following table summarizes our CMBS-private placement as of June 30, 2008 and December 31, 2007 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2008			December 31, 2007
	Amortized Cost		Dollar Price	Amortized Cost	Dollar Price
Moody’s Ratings Category:
Aaa	$	−	N/A	$10,000	100.00%
Baa1 through Baa3		64,728	96.28%	65,377	94.07%
Ba1 through Ba3		5,598	79.97%	6,996	99.94%
Total		$70,326	94.74%	$82,373	95.23%

S&P Ratings Category:

AAA	$	−	N/A	$10,000	100.00%
BBB+ through BBB-		67,655	94.55%	72,373	94.61%
BB+ through BB-		2,671	100.00%	−	N/A
Total		$70,326	94.74%	$82,373	95.23%

Weighted average rating factor		595		497

Other Asset-Backed Securities

At June 30, 2008 and December 31, 2007, we held $300,000 and $900,000, respectively, of other ABS at fair value, which is based on market prices provided by dealers, net of losses of $5.4 million and $4.8 million, respectively.  In the aggregate, we purchased our other ABS portfolio at a discount.  As of June 30, 2008 and December 31, 2007, the remaining discount to be accreted into income over the remaining lives of securities was $335,000.  These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The following table summarizes our other ABS as of June 30, 2008 and December 31, 2007 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2008		December 31, 2007
	Amortized Cost	Dollar Price	Amortized Cost	Dollar Price
Moody’s ratings category:
B1 through B3	$5,665	94.42%	$5,665	94.42%
Total	$5,665	94.42%	$5,665	94.42%

S&P ratings category:
B+ through B-	$5,665	94.42%	$5,665	94.42%
Total	$5,665	94.42%	$5,665	94.42%

Weighted average rating factor	3,490		610

Commercial Real Estate Loans

The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates
June 30, 2008:
Whole loans, floating rate	30	$473,493	LIBOR plus 1.50% to LIBOR plus 4.40%	August 2008 to July 2010
Whole loans, fixed rate	7	97,669	6.98% to 8.57%	May 2009 to August 2012
B notes, floating rate	3	33,545	LIBOR plus 2.50% to LIBOR plus 3.01%	October 2008 to July 2009
B notes, fixed rate	3	55,792	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	130,132	LIBOR plus 2.15% to LIBOR plus 3.45%	August 2008 to May 2009
Mezzanine loans, fixed rate	7	81,236	5.78% to 11.00%	November 2009 to September 2016
Total (1)	60	$871,867

December 31, 2007:
Whole loans, floating rate	28	$430,776	LIBOR plus 1.50% to LIBOR plus 4.25%	May 2008 to July 2010
Whole loans, fixed rate	7	97,942	6.98% to 8.57%	May 2009 to August 2012
B notes, floating rate	3	33,570	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2008 to October 2008
B notes, fixed rate	3	56,007	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	11	141,894	LIBOR plus 2.15% to LIBOR plus 3.45%	February 2008 to May 2009
Mezzanine loans, fixed rate	7	81,268	5.78% to 11.00%	November 2009 to September 2016
Total (1)	59	$841,457

(1)	The total does not include a provision for loan losses of $14.8 million recorded as of June 30, 2008 and $3.2 million as of December 31, 2007.

We have one mezzanine loan, with a book value of $11.6 million secured by 100% of the equity interests in two enclosed regional malls.  We had been working with the borrower and special servicer toward a resolution as the mezzanine loan was in default since February 2008.  However, during the quarter ended June 30, 2008, the borrower on the mezzanine loan defaulted on the more senior first mortgage position.  This event triggered the reevaluation of our provision for loan loss and we determined that a full reserve of the remaining book value balance of $11.6 million was necessary.  If in the future, we are able to recover any value from this loan, the amount would be credited directly to income in that period.

Bank Loans

At June 30, 2008, we held a total of $857.3 million of bank loans at fair value, all of which are held by and secure the debt issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.  This is a decrease of $17.4 million over our holdings at December 31, 2007 at fair value.  The decrease in the fair value of bank loans was principally due to the reduction of market prices.  We own 100% of the equity issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.  We have determined that Apidos CDO I, Apidos CDO III and Apidos Cinco CDO are VIEs for which we are the primary beneficiaries.  See “-Variable Interest Entities.”  As a result, we consolidated Apidos CDO I, Apidos CDO III and Apidos Cinco CDO as of June 30, 2008.

The following table summarizes our bank loan investments as of June 30, 2008 and December 31, 2007 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2008		December 31, 2007
	Amortized Cost	Dollar Price	Amortized Cost		Dollar Price
Moody’s ratings category:
A1 through A3	$5,750	100.00%	$	−	− %	%
Baa1 through Baa3	11,462	99.22%		5,914	98.65%	%
Ba1 through Ba3	533,369	99.63%		500,417	100.02%	%
B1 through B3	367,671	99.51%		386,589	100.01%	%
Caa1 through Caa3	20,444	100.32%		20,380	100.20%	%
Ca through C	−	− %		1,000	100.00%	%
No rating provided	8,221	98.55%		16,800	99.44%	%
Total	$946,917	99.59%		$931,100	100.00%	%
S&P ratings category:
BBB+ through BBB-	$60,375	99.90%		$14,819	100.15%	%
BB+ through BB-	490,708	99.47%		433,624	100.00%	%
B+ through B-	313,788	99.80%		405,780	100.06%	%
CCC+ through CCC-	8,817	100.23%		4,207	100.00%	%
No rating provided	73,229	99.14%		72,670	99.59%	%
Total	$946,917	99.59%		$931,100	100.00%	%
Weighted average rating factor	1,834			2,000

Equipment Leases and Notes

Investments in direct financing leases and notes as of June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008	December 31, 2007
Direct financing leases	$25,542	$28,880
Notes receivable	66,662	66,150
Subtotal	92,204	95,030
Allowance for possible losses	(100)	−
Total	$92,104	$95,030

Variable Interest Entities

In December 2003, FASB issued FIN 46-R which addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to a variable interest entity, or VIE, and requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity which we refer to as variable interests. We consider all counterparties to a transaction to determine whether a counterparty is a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity. We perform analyses to determine whether we are the primary beneficiary.  As of June 30, 2008, we determined that RREF CDO 2007-1, Resource Real Estate Funding CDO 2006-1, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO were VIEs and that we were the primary beneficiary of the VIEs.  We own 100% of the equity interests of RREF CDO 2007-1, Resource Real Estate Funding CDO 2006-1, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.  As a result of the application of FIN 46-R, we consolidated $1.7 billion of assets for these entities onto our balance sheet; however, only our equity investments in these VIEs, amounting to $273.9 million (before adjustment to other comprehensive loss) as of June 30, 2008, is available to our creditors.

Interest Receivable

At June 30, 2008, we had accrued interest receivable of $9.1 million, which consisted of $9.0 million of interest on our securities, loans and equipment leases and notes, and $71,000 of interest earned on escrow and sweep accounts.  At December 31, 2007, we had interest receivable of $12.0 million, which consisted of $11.7 million of interest on our securities, loans and equipment leases and notes and $228,000 of interest earned on escrow and sweep accounts.

Principal Paydown Receivables

At June 30, 2008 and December 31, 2007, we had principal paydown receivables of $60,000 and $836,000, respectively, which consisted of principal payments on our bank loans.  The decrease was primarily due to the timing of when the principal was paid.

Other Assets

Other assets at June 30, 2008 of $5.1 million consisted primarily of $3.1 million of loan origination costs associated with our revolving credit facility, commercial real estate loan portfolio and secured term facility, $1.2 million of prepaid expenses and $809,000 of lease payment receivables.

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

Hedging Instruments

Our hedges at June 30, 2008 and December 31, 2007, were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  As of December 31, 2007, we had entered into hedges with a notional amount of $347.9 million and maturities ranging from May 2009 to November 2017.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at June 30, 2008 were as follows (in thousands):

	Benchmark rate	Notional value	Pay rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$12,750	5.27	07/25/07	08/06/12	$(655)
Interest rate swap	1 month LIBOR	12,965	4.63	12/04/06	07/01/11	(349)
Interest rate swap	1 month LIBOR	28,000	5.10	05/24/07	06/05/10	(953)
Interest rate swap	1 month LIBOR	12,675	5.52	06/12/07	07/05/10	(526)
Interest rate swap	1 month LIBOR	1,880	5.68	07/13/07	03/12/17	(163)
Interest rate swap	1 month LIBOR	15,235	5.34	06/08/07	02/25/10	(536)
Interest rate swap	1 month LIBOR	10,435	5.32	06/08/07	05/25/09	(230)
Interest rate swap	1 month LIBOR	12,150	5.44	06/08/07	03/25/12	(675)
Interest rate swap	1 month LIBOR	7,000	5.34	06/08/07	02/25/10	(246)
Interest rate swap	1 month LIBOR	44,888	4.13	01/10/08	05/25/16	460
Interest rate swap	1 month LIBOR	82,879	5.58	06/08/07	04/25/17	(5,951)
Interest rate swap	1 month LIBOR	1,726	5.65	06/28/07	07/15/17	(127)
Interest rate swap	1 month LIBOR	1,681	5.72	07/09/07	10/01/16	(129)
Interest rate swap	1 month LIBOR	3,850	5.65	07/19/07	07/15/17	(282)
Interest rate swap	1 month LIBOR	4,023	5.41	08/07/07	07/25/17	(230)
Interest rate swap	1 month LIBOR	19,630	5.32	03/30/06	09/22/15	(693)
Interest rate swap	1 month LIBOR	6,918	5.31	03/30/06	11/23/09	(112)
Interest rate swap	1 month LIBOR	5,747	5.41	05/26/06	08/22/12	(161)
Interest rate swap	1 month LIBOR	3,627	5.43	05/26/06	04/22/13	(135)
Interest rate swap	1 month LIBOR	3,365	5.72	06/28/06	06/22/16	(167)
Interest rate swap	1 month LIBOR	1,143	5.52	07/27/06	07/22/11	(29)
Interest rate swap	1 month LIBOR	2,988	5.54	07/27/06	09/23/13	(128)
Interest rate swap	1 month LIBOR	5,691	5.25	08/18/06	07/22/16	(222)
Interest rate swap	1 month LIBOR	3,894	5.06	09/28/06	08/22/16	(128)
Interest rate swap	1 month LIBOR	2,171	4.97	12/22/06	12/23/13	(67)
Interest rate swap	1 month LIBOR	3,538	5.22	01/19/07	11/22/16	(119)
Interest rate swap	1 month LIBOR	2,012	5.05	04/23/07	09/22/11	(44)
Interest rate swap	1 month LIBOR	3,006	5.42	07/25/07	04/24/17	(122)
Interest rate swap	1 month LIBOR	8,245	4.53	11/29/07	10/23/17	(118)
Interest rate swap	1 month LIBOR	5,591	4.40	12/26/07	11/22/17	(67)
Interest rate swap	1 month LIBOR	5,143	3.35	01/23/08	12/22/14	71
Total		$334,846	5.14			$(12,833)

Borrowings

Repurchase Agreements

We have entered into repurchase agreements to finance our commercial real estate loans and CMBS-private placement portfolio.  These agreements are secured by the financed assets and bear interest rates that have historically moved in close relationship to LIBOR.  At June 30, 2008, we had established nine borrowing arrangements with various financial institutions and had utilized four of these arrangements, principally our arrangement with Credit Suisse Securities (USA) LLC, the initial purchaser and placement agent for our March 2005 offering and one of the underwriters in our two public offerings.  None of the counterparties to these agreements are affiliates of the Manager or us.

We seek to renew the repurchase agreements we use to finance asset acquisitions as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements.  Through June 30, 2008, we have encountered no difficulties in effecting renewals of our repurchase agreements.  However, we have had to post collateral and/or pay down a particular repurchase agreement depending upon the market value of the securities or other collateral subject to that repurchase agreement.

Collaterized Debt Obligations

As of June 30, 2008, we had executed six CDO transactions as follows:

•
In June 2007, we closed Resource Real Estate Funding CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by Resource Real Estate Funding CDO 2007-1 collateralized $390.0 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million and $5.0 million of the class J senior notes purchased in February 2008.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2008, Resource Real Estate Funding CDO 2007-1 had $106,000 of uninvested principal and $17.9 million of A1-R availability to fund future funding commitments on commercial real estate loans.  At June 30, 2008, the notes issued to outside investors had a weighted average borrowing rate of 3.24%.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle, of which RCC Commercial Inc., or RCC Commercial, purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2008, Apidos Cinco CDO had $4.3 million in uninvested principal and $1.2 million in a credit facility reserve.  At June 30, 2008, the notes issued to outside investors had a weighted average borrowing rate of 3.18%.

•
In August 2006, we closed Resource Real Estate Funding CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by Resource Real Estate Funding CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, purchased 100% of the class J senior notes and class K senior notes for $43.1 million.  At June 30, 2008, Resource Real Estate Funding CDO 2006-1 had $20,000 of uninvested principal.  At June 30, 2008, the notes issued to outside investors had a weighted average borrowing rate of 3.36%.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  At June 30, 2008, Apidos CDO III had $3.9 million in uninvested principal and $309,000 in a credit facility reserve.  At June 30, 2008, the notes issued to outside investors had a weighted average borrowing rate of 3.24%.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $23.0 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2008, Apidos CDO I had $11.2 million in uninvested principal and $642,000 in a credit facility reserve.  At June 30, 2008, the notes issued to outside investors had a weighted average borrowing rate of 3.42%.

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

Trust Preferred Securities

In May and September 2006, we formed Resource Capital Trust I and RCC Trust II, respectively, for the sole purpose of issuing and selling trust preferred securities.  In accordance with FIN 46-R, we do not consolidate Resource Capital Trust I and RCC Trust II into our consolidated financial statements because we are not deemed to be the primary beneficiary of either trust.  We own 100% of the common shares of each trust, each of which issued $25.0 million of preferred shares to unaffiliated investors.  Our rights as the holder of the common shares of each trust are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, our economic and voting rights are pari passu with the preferred shareholders.  We record each of our investments in the trusts’ common shares of $774,000 as an investment in unconsolidated entities and record dividend income upon declaration by each trust.

In connection with the issuance and sale of the trust preferred securities, we issued $25.8 million principal amount of junior subordinated debentures to each of Resource Capital Trust I and RCC Trust II.  The junior subordinated debentures debt issuance costs are deferred in other assets in our consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations.  At June 30, 2008, the junior subordinated debentures had a weighted average borrowing rate of 6.75%.

Term Facility

In March 2006, we entered into a secured term credit facility with Bayerische Hypo – und Vereinsbank AG, New York Branch to finance the purchase of equipment leases and notes.  The maximum amount of our borrowing under this facility is $100.0 million.  At June 30, 2008 and December 31, 2007, $85.8 million and $91.7 million, respectively was outstanding under the facility.  The facility bears interest at one of two rates, determined by asset class.  The interest rate was 3.84% and 6.55% at June 30, 2008 and December 31, 2007, respectively.

Credit Facility

In December 2005, we entered into a $15.0 million corporate credit facility with TD Bank, N.A. (successor by merger to Commerce Bank, N.A.)  This facility was increased to $25.0 million in April 2006 and decreased to $10.0 million in April 2008 to reflect more closely the actual borrowing base available to us under the facility and to reduce fees payable on the amount available for borrowing under the facility.  As a result, we do not believe the reduction will have a material impact on our current liquidity.  The unsecured revolving credit facility permits us to borrow up to the lesser of the facility amount and the sum of 80% of the sum of our unsecured assets rated higher than Baa3 or better by Moody’s and BBB- or better by Standard and Poor’s plus our interest receivables plus 65% of our unsecured assets rated lower than Baa3 by Moody’s and BBB- from Standard and Poor’s.  Up to 20% of the borrowings under the facility may be in the form of standby letters of credit.  At June 30, 2008 and December 31, 2007, no balance was outstanding under this facility.  The interest rate varies from, in the case of LIBOR loans, from the adjusted LIBOR rate (as defined in the agreement) plus between 1.50% to 2.50% depending upon our leverage ratio (the ratio of consolidated total liability to consolidated tangible net worth) or, in the case of base rate loans, from TD Bank, N.A. base rate plus between 0.50% and 1.50% also depending upon our leverage ratio.

Stockholders’ Equity

Stockholders’ equity at June 30, 2008 was $250.3 million and included $28.9 million of net unrealized losses on our CMBS-private placement and other asset-backed portfolio, and $14.7 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2007 was $271.6 million and included $15.7 million of unrealized losses on cash flow hedges and $22.6 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  The decrease in stockholder’s equity during the six months ended June 30, 2008 was principally due to the decrease in the market value of our available-for-sale securities and on our cash flow hedges.

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

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net (loss) income	$(5,257)	$9,836	$4,106	$19,275
Adjustments:
Share-based compensation to related parties	(392)	(345)	(539)	(340)
Incentive management fee expense to related parties paid in shares	−	231	−	417
Capital loss carryover (utilization)/losses from the sale of securities	−	−	2,000	−
Provisions for loan and lease losses unrealized	11,629	−	11,685	−
Net book to tax adjustments for the Company’s taxable foreign REIT subsidiaries	3,462	(15)	4,237	(34)
Addback of GAAP loss reserves	−	856	−	856
Other net book to tax adjustments	1	(45)	9	14
Estimated REIT taxable income	$9,443	$10,518	$21,498	$20,188

Amounts per share – diluted	$0.38	$0.42	$0.86	$0.81

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

Liquidity and Capital Resources

Capital Sources

For the six months ended June 30, 2008, we had both restricted and unrestricted sources of capital funds as follows:

•	Restricted - $64.0 million of principal repayments on investments held by our CDO issuers and $18.0 million of CDO future funding advances.

•	Unrestricted - $1.7 million from principal repayments on investments held at our term facility.

Liquidity

Our liquidity needs consist principally of capital needed to make investments, make distributions to our stockholders, pay our operating expenses, including management fees and our approved share repurchase plan.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to obtain debt financing and equity capital.  We may seek to increase our capital resources through offerings of equity securities (possibly including common stock and one or more classes of preferred stock), CDOs, trust preferred securities or other forms of financing.  However, the availability of any such financing will depend on market conditions which, as we discuss in “Overview”, have recently been subject to substantial volatility and reduction in liquidity.  If we are unable to renew, replace or expand our sources of financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such investments, which could result in losses and reduced income.

At July 31, 2008, RCC’s liquidity consisted of three primary sources:

•	unrestricted cash and cash equivalents of $7.1 million and restricted cash of $7.0 million comprised of $4.0 million in margin call accounts and $3.0 million related to its leasing portfolio;

•
capital available for reinvestment in its five collateralized debt obligation (“CDO”) entities of $44.4 million, which is made up of $27.0 million of restricted cash and $17.4 million of availability to finance future funding commitments on commercial real estate loans; and

•
financing available under existing borrowing facilities of $26.5 million, comprised of $16.5 million of available cash from RCC’s three year non-recourse secured financing facility and $10.0 million of unused capacity under its unsecured revolving credit facility.  RCC also has $83.4 million of unused capacity under a three-year non-recourse commercial real estate repurchase facility, which, however, requires approval of individual repurchase transactions by the repurchase counterparty.

We anticipate that, depending upon market conditions and credit availability, upon repayment of each borrowing under a repurchase agreement, we will immediately use the collateral released by the repayment as collateral for borrowing under a new repurchase agreement to maximize liquidity.  Our leverage ratio may vary as a result of the various funding strategies we use.  As of June 30, 2008 and December 31, 2007, our leverage ratio was 6.9 times and 6.5 times, respectively.  This increase was primarily due to the decrease in fair market value adjustments that are recorded in the statement of stockholders equity through accumulated other comprehensive loss due to available-for-sale securities and derivatives and offset by the repayment of repurchase agreements.

Distributions

On March 11, 2008, we declared a quarterly distribution of $0.41 per share of common stock, $10.4 million in the aggregate, which was paid on April 28, 2008 to stockholders of record as of March 30, 2008.

On June 20, 2008, we declared a quarterly distribution of $0.41 per share of common stock, $10.4 million in the aggregate, which was paid on July 28, 2008 to stockholders of record as of June 30, 2008.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of June 30, 2008.  The table below excludes contractual commitments related to our derivatives, which we discuss in our Annual Report on Form 10-K for fiscal 2007 in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and in “ − Financial Condition  − Hedging Instruments,” above and incentive fees payable under the management agreement that we have with our Manager, which we discuss in our Annual Report on Form 10-K for fiscal 2007 in Item 1 − “Business” and Item 13, “Certain Relationships and Related Transactions” because those contracts do not have fixed and determinable payments.

	Contractual commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year	1 – 3 years		3 – 5 years		More than 5 years
Repurchase agreements (1)	$68,907	$68,907	$	−	$	−	$	−
CDOs	1,515,960	−		318,173		577,366		620,421
Secured term facility	85,829	−		85,829		−		−
Junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities	51,548	−		−		−		51,548
Total borrowings	1,722,244	68,907		404,002		577,366		671,969
Base management fees(2)	4,736	4,736		−		−		−
Total contractual commitments	$1,726,980	$73,643		$404,002		$577,366		$671,969

(1)	Includes accrued interest of $84,000.

(2)	Calculated only for the next 12 months based on our current equity, as defined in our management agreement.

At June 30, 2008, we had 31 interest rate swap contracts with a notional value of $334.8 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of June 30, 2008, the average fixed pay rate of our interest rate hedges was 5.14% and our receive rate was one-month LIBOR, or 2.48%.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance vehicles, special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of June 30, 2008, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Recent Developments

As of July 31, 2008, short-term repurchase agreements have been reduced to $880,000 from $4.6 million as of June 30, 2008.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2008 and December 31, 2007, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

The following sensitivity analysis tables show, at June 30, 2008 and December 31, 2007, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	June 30, 2008
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value		$27,302		$25,772		$8,995
Change in fair value		$1,530	$	−		$(16,777)
Change as a percent of fair value		5.94%				65.10%

Repurchase and warehouse agreements (2)
Fair value		$154,652		$154,652		$154.652
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(27,544)		$(12,833)		$(1,094)
Change in fair value		$(14,711)	$	−		$11,739
Change as a percent of fair value		N/M		−		N/M

	December 31, 2007
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value		$28,756		$27,154		$11,519
Change in fair value		$1,602	$	−		$(15,635)
Change as a percent of fair value		5.90%		−		57.58%

Repurchase and warehouse agreements (2)
Fair value		$207,908		$207,908		$207,908
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(33,731)		$(18,040)		$(3,234)
Change in fair value		$(15,691)	$	−		$14,806
Change as a percent of fair value		N/M		−		N/M

(1)	Includes the fair value of other available-for-sale investments that are sensitive to interest rate changes.

(2)	The fair value of the repurchase agreements and warehouse agreements would not change materially due to the short-term nature of these instruments.

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

There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal year.

PART II.  OTHER INFORMATION

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 12, 2008, our stockholders re-elected seven directors - Messrs. Walter T. Beach, Edward E. Cohen, Jonathan Z. Cohen, William B. Hart, Gary Ickowicz, Murray S. Levin and P. Sherrill Neff - to serve one year terms expiring at the Annual Meeting of Stockholders in 2009.  The voting results were: 23,618,663 shares for and 244,611 shares withheld for Mr. Beach; 23,609,506 shares for and 253,768 shares withheld for Mr. E. Cohen; 23,624,492 shares for and 238,782 shares withheld for Mr. J. Cohen; 23,619,844 shares for and 243,430 shares withheld for Mr. Hart; 23,648,036 shares for and 215,238 shares withheld for Mr. Ickowicz; 23,564,621 shares for and 298,653 shares withheld for Mr. Levin; and 23,549,874 shares for and 313,400 shares withheld for Mr. Neff.

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

4.7	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated September 29, 2006. (4)
4.8	Form of Warrant to Purchase Common Stock (1)
10.1	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (6)
10.6a	Third Amendment dated April 11, 2008 but effective as of March 31, 2008 to the Loan Agreement dated December 15, 2005, by and among Resource Capital Corp. and Commerce Bank, N.A. (5)
10.6b
Fourth Amendment dated July 22, 2008 but effective as of March 31, 2008 to the Loan Agreement dated December 15, 2005, by and among Resource Capital Corp. and TD Bank, N.A. (Successor by merger to Commerce Bank, N.A.)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 23, 2007.

(3)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(4)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 11, 2008.

(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: August 8, 2008	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date August 8, 2008	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer