Form 10-Q
period 2008-09-30
Resource Capital Corp.
filed 2008-11-10
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of outstanding shares of the registrant’s common stock on November 6, 2008 was 25,314,420 shares..

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)
PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,110	$6,029
Restricted cash	74,607	119,482
Investment securities available-for-sale, pledged as collateral, at fair value	46,221	65,464
Loans, pledged as collateral and net of allowances of $30.0 million and $5.9 million	1,743,208	1,766,639
Direct financing leases and notes, pledged as collateral and net of allowances of $0.7 million and $0.3 million and net of unearned income	105,466	95,030
Investments in unconsolidated entities	1,548	1,805
Interest receivable	8,635	11,965
Principal paydown receivables	5,920	836
Other assets	5,230	4,898
Total assets	$2,002,945	$2,072,148
LIABILITIES
Borrowings	$1,732,384	$1,760,969
Distribution payable	9,928	10,366
Accrued interest expense	4,640	7,209
Derivatives, at fair value	12,885	18,040
Accounts payable and other liabilities	4,007	3,958
Total liabilities	1,763,844	1,800,542
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 25,296,164 and 25,103,532 shares issued and outstanding (including 475,230 and 581,493 unvested restricted shares)	25	25
Additional paid-in capital	356,104	355,205
Accumulated other comprehensive loss	(45,121)	(38,323)
Distributions in excess of earnings	(71,907)	(45,301)
Total stockholders’ equity	239,101	271,606
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,002,945	$2,072,148

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Loans	$28,903	$37,398	$90,028	$100,786
Securities	1,062	8,768	3,401	24,072
Leases	1,995	1,856	5,946	5,667
Interest income − other	352	769	2,178	2,080
Interest income	32,312	48,791	101,553	132,605
Interest expense	18,664	34,266	60,736	91,255
Net interest income	13,648	14,525	40,817	41,350

OPERATING EXPENSES
Management fees − related party	1,915	1,298	4,824	5,357
Equity compensation − related party	157	94	779	717
Professional services	773	772	2,229	2,005
Insurance expenses	171	116	469	351
General and administrative	421	405	1,119	1,141
Income tax (benefit) expense	(33)	91	134	262
Total expenses	3,404	2,776	9,554	9,833

NET OPERATING INCOME	10,244	11,749	31,263	31,517

OTHER (EXPENSES) REVENUES
Net realized gains (losses) on investments	242	158	(1,651)	513
Asset impairments	−	(25,490)	−	(26,277)
Other income	27	37	86	110
Provision for loan and lease loss	(10,999)	(369)	(27,828)	(503)
Gain on the extinguishment of debt and loan	574	−	2,324	−
Total other expenses	(10,156)	(25,664)	(27,069)	(26,157)

NET INCOME (LOSS)	$88	$(13,915)	$4,194	$5,360

NET INCOME (LOSS) PER SHARE – BASIC	$0.00	$(0.56)	$0.17	$0.22

NET INCOME (LOSS) PER SHARE – DILUTED	$0.00	$(0.56)	$0.17	$0.22

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	24,814,789	24,807,162	24,719,889	24,650,313

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	25,054,296	24,807,162	24,889,965	24,910,848

DIVIDENDS DECLARED PER SHARE	$0.39	$0.41	$1.21	$1.21

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Treasury Shares		Total Stockholders’ Equity	Comprehensive Loss
	25,103,532	$25	$357,976	$(38,323)	$	−	$(45,301)		$(2,771)	$271,606
Retirement of treasury shares	−	−	(2,771)	−		−	−		2,771	−
Offering costs	−	−	(22)	−			−		−	(22)
Stock based compensation	192,632	−	142	−		−	−		−	142
Amortization of stock based compensation	−	−	779	−		−	−		−	779
Net income	−	−	−	−		4,194	−		−	4,194	4,194
Available-for-sale, fair value adjustment	−	−	−	(7,287)		−	−		−	(7,287)	(7,287)
Designated derivatives, fair value adjustment	−	−	−	489		−	−		−	489	489
Distributions on common stock	−	−	−	−		(4,194)	(26,606)		−	(30,800)
Comprehensive loss	−	−	−	−		−	−		−	−	$(2,604)
Balance, September 30, 2008	25,296,164	$25	$356,104	$(45,121)	$	−	$(71,907)	$	−	$239,101

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,194	$5,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	812	597
Amortization/accretion of net discounts on investments	(873)	(812)
Amortization of discount on notes	128	45
Amortization of debt issuance costs	2,345	1,917
Amortization of stock based compensation	779	717
Non-cash incentive compensation to the Manager	341	551
Net realized losses (gains) on derivative instruments	86	(88)
Net realized losses (gains) on investments	1,651	(336)
Gain on the extinguishment of debt	(1,750)	−
Provision for loan and lease losses	27,828	−
Asset impairments	−	26,277
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	6,151	(7,120)
Decrease (increase) in interest receivable, net of purchased interest	3,320	(5,219)
Increase in accounts receivables	(27)	(1,142)
(Increase) decrease in principal paydowns receivable	(5,084)	16
(Increase) decrease in management and incentive fee payable	546	(293)
Increase in security deposits	222	77
(Decrease) increase in accounts payable and accrued liabilities	(982)	6
(Decrease) increase in accrued interest expense	(2,730)	7,251
Increase in other assets	(802)	(1,515)
Net cash provided by operating activities	36,155	26,289
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	38,724	(37,036)
Purchase of securities available-for-sale	−	(87,378)
Principal payments on securities available-for-sale	2,288	8,703
Proceeds from sale of securities available-for-sale	8,000	29,867
Distribution from unconsolidated entities	257	−
Purchase of loans	(161,299)	(1,206,066)
Principal payments received on loans	128,392	452,700
Proceeds from sales of loans	29,593	177,494
Purchase of direct financing leases and notes	(36,477)	(16,002)
Proceeds payments received on direct financing leases and notes	23,563	17,978
Proceeds from sale of direct financing leases and notes	2,280	4,592
Net cash used in investing activities	35,321	(655,148)

(Continued)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008		2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (net of offering costs of $22 and $350)		(22)	14,136
Proceeds from borrowings:
Repurchase agreements		239	458,246
Collateralized debt obligations		21,319	670,869
Unsecured revolving credit facility		−	10,000
Secured term facility		22,451	14,916
Payments on borrowings:
Repurchase agreements		(55,557)	(462,342)
Secured term facility		(14,252)	(20,412)
Unsecured revolving credit facility		−	(10,000)
Use of unrestricted cash for early extinguishment of debt		(3,250)	−
Settlement of derivative instruments		(4,752)	2,581
Payment of debt issuance costs		(333)	(11,642)
Distributions paid on common stock		(31,238)	(27,709)
Net cash (used in) provided by financing activities		(65,395)	638,643
NET INCREASE IN CASH AND CASH EQUIVALENTS		6,081	9,784
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		6,029	5,354
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$12,110	$15,138
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$9,928	$10,256
Issuance of restricted stock		$1,435	$4,051
Purchase of loans on warehouse line	$	−	$(311,069)
Proceeds from warehouse line	$	−	$311,069
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$72,835	$92,422
Income taxes paid in cash		$611	$90

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

The Company has three direct wholly-owned subsidiaries:

•
RCC Real Estate, Inc. (“RCC Real Estate”) holds real estate investments, including commercial real estate loans and commercial real estate-related securities.  RCC Real Estate owns 100% of the equity of the following entities:

-
Resource Real Estate Funding CDO 2006-1 (“RREF CDO 2006-1”), a Cayman Islands limited liability company and qualified real estate investment trust (“REIT”) subsidiary (“QRS”).  RREF 2006-1 was established to complete a collateralized debt obligation (“CDO”) issuance secured by a portfolio of commercial real estate loans and commercial mortgage-backed securities.

-
Resource Real Estate Funding CDO 2007-1 (“RREF CDO 2007-1”), a Cayman Islands limited liability company and QRS.  RREF 2007-1 was established to complete a CDO issuance secured by a portfolio of commercial real estate loans and commercial mortgage-backed securities.

•	RCC Commercial, Inc. (“RCC Commercial”) holds bank loan investments and commercial real estate-related securities. RCC Commercial owns 100% of the equity of the following entities:

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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.  The results of operations for the three and nine months ended September 30, 2008 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2008.

Certain reclassifications with respect to the exit fees and incomes taxes have been made to the 2007 consolidated financial statements to conform to the 2008 presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
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

The Company has a 100% interest valued at $1.5 million in the common shares (three percent of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  Accordingly, the Company does not have the right to the majority of RCTs’ expected residual returns.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated in the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated trusts and records dividend income upon declaration by RCT I and RCT II.  For the three and nine months ended September 30, 2008, the Company recognized $27,000 and $86,000, respectively, of income on its investment in RCT I and RCT II and $930,000 and $3.0 million, respectively, of interest expense which included $34,000 and $100,000, respectively, of amortization of deferred debt issuance costs.  For the three and nine months ended September 30, 2007, the Company recognized $37,000 and $109,000, respectively, of income on its investment in RCT I and RCT II and $1.3 million and $3.7 million, respectively, of interest expense which included $28,000 and $82,000, respectively, of amortization of deferred debt issuance costs (see Note 7 for further discussion on RCT I and RCT II under Trust Preferred Securities) .

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

Income Taxes

The Company operates in such a manner as to qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"); therefore, applicable REIT taxable income is included in the taxable income of its shareholders, to the extent distributed by the Company.  To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other qualification requirements as defined under the Code.  As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year.

Taxable income from non-REIT activities managed through Resource TRS are subject to federal, state and local income taxes.  Resource TRS income taxes are accounted for under the asset and liability method as required under Statement of Financial Account Standards (“SFAS”) 109 "Accounting for Income Taxes."  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of Resource TRS' assets and liabilities.  For the nine months ended September 30, 2008 and the year ended December 31, 2007, Resource TRS recognized a provision for income taxes of $134,000 and $338,000, respectively.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Income Taxes − (Continued)

Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Ischus CDO II, Ltd., (“Ischus CDO II”) a Cayman Islands TRS, (now de-consolidated), the Company’s foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I’s, Apidos CDO III’s, Apidos Cinco CDO’s and Ischus CDO II’s current taxable income in its calculation of REIT taxable income.

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

The balance of impaired loans and leases was $39.7 million at September 30, 2008.  The total balance of impaired loans and leases with a valuation allowance at September 30, 2008 was $38.6 million.  All of the loans deemed impaired at September 30, 2008 have an associated valuation allowance.  The total balance of impaired leases without a specific valuation allowance was $1.1 million at September 30, 2008.  The specific valuation allowance related to these impaired loans and leases was $580,000 at September 30, 2008.  The average balance of impaired loans and leases was $25.0 million for the nine months ended September 30, 2008.  The Company recognized and received $1.1 million of income on one impaired loan, which reflected all interest income due, during the nine months ended September 30, 2008.

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

An impaired loan or lease may remain on accrual status during the period in which the Company is pursuing repayment of the loan or lease; however, the loan or lease would be placed on non-accrual status at such time as (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan or lease becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
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

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset in a Market that is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 “Fair Value Measurements,” (“SFAS 157”) in an inactive market.  The provisions of FSP 157-3 are effective immediately and adoption did not have a material effect on our consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on financial position, financial performance, and cash flows of the sellers of credit derivatives.  FSP FAS 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008.   The Company is currently evaluating the potential impact of FSP FAS 133-1 and FIN 45-4.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for the Company in fiscal 2009.  After the effective date of FSP EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively.  The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

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

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
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

In September 2006, the FASB issued SFAS 157.  SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and expands the disclosure of fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company adopted SFAS 157 in the first quarter of 2008, which did not have a material effect on the consonlidated financial statements.

NOTE 3 − RESTRICTED CASH

Restricted cash as of September 30, 2008, consists of $63.1 million held in five consolidated CDO trusts, $4.0 million in cash collateralizing outstanding margin calls and a $1.6 million credit facility reserve used to fund future investments that will be acquired by the Company’s three closed bank loan CDO trusts.  The remaining $5.9 million consists of interest reserves and security deposits held in connection with the Company’s equipment lease and note portfolio.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following tables summarize the Company's mortgage-backed securities (“MBS”) and other asset-backed securities (“ABS”), including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains		Unrealized Losses	Fair Value (1)
September 30, 2008:
Commercial MBS private placement	$70,418	$	−	$(24,197)	$46,221
Other ABS	5,665		−	(5,665)	−
Total	$76,083	$	−	$(29,862)	$46,221

December 31, 2007:
Commercial MBS private placement	$82,373	$	−	$(17,809)	$64,564
Other ABS	5,665		−	(4,765)	900
Total	$88,038	$	−	$(22,574)	$65,464

(1)	As of September 30, 2008 and December 31, 2007, substantially all securities were pledged as collateral security under related financings.

The following tables summarize the estimated maturities of the Company’s MBS and other ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
September 30, 2008:
Less than one year	$16,682	$23,132	4.30%
Greater than one year and less than five years	6,801	8,997	4.62%
Greater than five years and less than ten years	22,738	43,954	5.38%
Total	$46,221	$76,083	4.99%

December 31, 2007:
Less than one year	$11,908	$12,824	6.15%
Greater than one year and less than five years	19,042	21,589	6.16%
Greater than five years and less than ten years	34,514	53,625	5.85%
Total	$65,464	$88,038	5.96%

The contractual maturities of the securities available-for-sale range from July 2017 to March 2051.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time, that individual securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				More than 12 Months				Total
	Fair Value		Gross Unrealized Losses		Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
September 30, 2008:
Commercial MBS private placement	$	−	$	−		$46,221		$(24,197)	$46,221	$(24,197)
Other ABS		−		−		−		(5,665)	−	(5,665)
Total temporarily impaired securities	$	−	$	−		$46,221		$(29,862)	$46,221	$(29,862)

December 31, 2007:
Commercial MBS private placement		$64,564		$(17,809)	$	−	$	−	$64,564	$(17,809)
Other ABS		900		(4,765)		−		−	900	(4,765)
Total temporarily impaired securities		$65,464		$(22,574)	$	−	$	−	$65,464	$(22,574)

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

While the available-for-sale investments have continued to decline in fair value, their change continues to be temporary.  In particular, with respect to CMBS, all assets are current with respect to interest and principal payments.  In addition, the Company performs an on-going review of third-party reports and updated financial data on the underlying property to analyze current and projected loan performance.  The Company’s review concluded that there exist no credit characteristics that would indicate other-than-temporary impairments as of September 30, 2008.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT

The following is a summary of loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium	Amortized Cost (1)
September 30, 2008:
Bank loans	$941,945	$(5,004)	$936,941
Commercial real estate loans:
Whole loans	538,381	(2,147)	536,234
B notes	89,131	74	89,205
Mezzanine loans	215,382	(4,527)	210,855
Subtotal commercial real estate loans	842,894	(6,600)	836,294
Loans before allowances	1,784,839	(11,604)	1,773,235
Allowance for loan loss	(30,027)	−	(30,027)
Total loans, net of allowances	$1,754,812	$(11,604)	$1,743,208

December 31, 2007:
Bank loans	$931,107	$(6)	$931,101
Commercial real estate loans:
Whole loans	532,277	(3,559)	528,718
B notes	89,448	129	89,577
Mezzanine loans	227,597	(4,435)	223,162
Subtotal commercial real estate loans	849,322	(7,865)	841,457
Loans before allowances	1,780,429	(7,871)	1,772,558
Allowance for loan loss	(5,919)	−	(5,919)
Total loans, net of allowances	$1,774,510	$(7,871)	$1,766,639

(1)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2008 and December 31, 2007.

As of September 30, 2008, approximately 40.0% and 10.9% of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California and New York, respectively.  As of September 30, 2008, approximately 11.0% of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.

At September 30, 2008, the Company’s bank loan portfolio consisted of $924.5 million (net of allowance of $12.4 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 1.00% and LIBOR plus 9.50% with maturity dates ranging from March 2009 to August 2022.

At December 31, 2007, the Company’s bank loan portfolio consisted of $928.3 million (net of allowance of $2.8 million) of floating rate loans, which bore interest ranging between LIBOR plus 1.38% and LIBOR plus 7.50% with maturity dates ranging from July 2008 to August 2022.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT− (Continued)

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Range of Maturity Dates
September 30, 2008:
Whole loans, floating rate	27	$450,426	LIBOR plus 1.50% to LIBOR plus 4.40%	November 2008 to June 2010
Whole loans, fixed rate	7	85,808	6.98% to 10.00%	May 2009 to August 2012
B notes, floating rate	3	33,537	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2009 to October 2009
B notes, fixed rate	3	55,668	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	129,600	LIBOR plus 2.15% to LIBOR plus 3.45%	December 2008 to October 2009
Mezzanine loans, fixed rate	7	81,255	5.78% to 11.00%	November 2009 to September 2016
Total	57	$836,294

December 31, 2007:
Whole loans, floating rate	28	$430,776	LIBOR plus 1.50% to LIBOR plus 4.25%	May 2008 to July 2010
Whole loans, fixed rates	7	97,942	6.98% to 8.57%	May 2009 to August 2012
B notes, floating rate	3	33,570	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2008 to October 2008
B notes, fixed rate	3	56,007	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	11	141,894	LIBOR plus 2.15% to LIBOR plus 3.45%	February 2008 to May 2009
Mezzanine loans, fixed rate	7	81,268	5.78% to 11.00%	November 2009 to September 2016
Total	59	$841,457

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT− (Continued)

As of September 30, 2008, the Company had recorded a provision for loan loss of $30.0 million consisting of a $12.4 million provision on the Company’s bank loan portfolio and a $17.6 million provision on the Company’s commercial real estate portfolio as a result of the Company having two bank loan issuers and two commercial real estate loans that were deemed impaired as well as the establishment of a general reserve for these portfolios.

As of December 31, 2007, the Company had recorded a provision for loan loss of $5.9 million consisting of a $2.7 million provision on the Company’s bank loan portfolio and a $3.2 million provision on the Company’s commercial real estate portfolio as a result of the Company having two bank loans and one commercial real estate loan that were deemed impaired.

The Company has one mezzanine loan, with a book value of $11.6 million secured by 100% of the equity interests in two enclosed regional malls.  RCC had been working with the borrower and special servicer toward a resolution as the mezzanine loan was in default since February 2008.  However, during the quarter ended June 30, 2008, the borrower on the mezzanine loan defaulted on the more senior first mortgage position.  This event triggered the reevaluation of the Company’s provision for loan loss and the Company determined that during the three months ended June 30, 2008, a full reserve of the remaining book value balance of $11.6 million was necessary.  If in the future, the Company is able to recover any value from this loan, the amount would be adjusted through our allowance.

        At September 30, 2008, the Company took a reserve of $2.8 million against one whole loan due to the prepayment of the loan at a discount subsequent to the end of the quarter.

The following table shows the changes in the allowance for loan loss (in thousands):

Allowance for loan loss at January 1, 2008	$5,918
Provision for loan loss	27,392
Loans charged-off	(3,283)
Recoveries	−
Allowance for loan loss at September 30, 2008	$30,027

NOTE 6 –DIRECT FINANCING LEASES AND NOTES

The Company’s direct financing leases and notes had weighted average initial lease and note terms of 70 months and 72 months as of September 30, 2008 and December 31, 2007, respectively.  The interest rates on notes receivable range from 4.5% to 17.8% and from 6.8% to 13.4% as of September 30, 2008 and December 31, 2007, respectively.  Investments in direct financing leases and notes, net of unearned income, were as follows (in thousands):

	September 30,	December 31,
	2008	2007
Direct financing leases, net	$29,040	$28,880
Notes receivable	76,576	66,150
Subtotal	105,616	95,030
Allowance for lease losses	(150)	−
Total	$105,466	$95,030

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 6 –DIRECT FINANCING LEASES AND NOTES − (Continued)

         The components of net investment in direct financing leases are as follows (in thousands):

	September 30,	December 31,
	2008	2007
Total future minimum lease payments	$33,924	$34,009
Unguaranteed residual	180	21
Unearned income	(5,064)	(5,150)
Total	$29,040	$28,880

At September 30, 2008, the Company had six leases that were sufficiently delinquent with respect to scheduled payments of interest to require a provision for lease losses.  As a result, the Company had recorded an allowance for lease losses of $729,000.  The Company also recorded a general reserve of $50,000 during the three months ended September 30, 2008 to bring the total general reserve to $150,000 at September 30, 2008.  At December 31, 2007, the Company had three leases that were sufficiently delinquent with respect to scheduled payments of interest to require a provision for lease losses.  As a result, the Company had recorded an allowance for lease losses of $293,000.

The following table shows the changes in the allowance for lease loss (in thousands):

Allowance for lease loss at January 1, 2008	$293
Provision for lease loss	435
Leases charged-off	−
Recoveries	−
Allowance for lease loss at September 30, 2008	$728

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 7 – BORROWINGS

The Company has historically financed the acquisition of its investments, including securities available-for-sale, loans and equipment leases and notes, primarily through the use of secured and unsecured borrowings in the form of CDOs, repurchase agreements, a secured term facility, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.  Certain information with respect to the Company’s borrowings at September 30, 2008 and December 31, 2007 is summarized in the following table (dollars in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
September 30, 2008:
Repurchase Agreements (1)	$60,930	3.89%	18.1 days	$106,491
RREF CDO 2006-1 Senior Notes (2)	261,019	4.07%	37.9 years	317,729
RREF CDO 2007-1 Senior Notes (3)	363,011	3.98%	38.0 years	440,144
Apidos CDO I Senior Notes (4)	318,322	3.31%	8.8 years	277,211
Apidos CDO III Senior Notes (5)	259,527	3.27%	11.7 years	226,068
Apidos Cinco CDO Senior Notes (6)	318,089	3.31%	11.6 years	285,077
Secured Term Facility	99,938	5.06%	1.5 years	105,466
Unsecured Junior Subordinated Debentures (7)	51,548	6.75%	27.9 years	−
Total	$1,732,384	3.79%	20.1 years	$1,758,186

December 31, 2007:
Repurchase Agreements (1)	$116,423	6.33%	18.5 days	$190,914
RREF CDO 2006-1 Senior Notes (2)	260,510	5.69%	38.6 years	282,849
RREF CDO 2007-1 Senior Notes (3)	345,986	5.49%	38.8 years	444,715
Apidos CDO I Senior Notes (4)	317,882	5.47%	9.6 years	309,495
Apidos CDO III Senior Notes (5)	259,178	5.59%	12.5 years	253,427
Apidos Cinco CDO Senior Notes (6)	317,703	5.38%	12.4 years	311,813
Secured Term Facility	91,739	6.55%	2.3 years	95,030
Unsecured Junior Subordinated Debentures (7)	51,548	8.86%	28.7 years	−
Total	$1,760,969	5.72%	20.1 years	$1,888,243

(1)
At September 30, 2008, collateral consisted of a RREF CDO 2007-1 Class H bond that was retained at closing with a carrying value of $3.9 million, available-for-sale securities with a carrying value of $10.6 million and loans with a carrying value of $92.0 million.  At December 31, 2007, collateral consisted of RREF CDO 2007-1 Class H & K bonds that were retained at closing with a carrying value of $20.5 million, available-for-sale securities with a carrying value of $13.6 million and loans with a carrying value of $156.8 million.

(2)
Amount represents principal outstanding of $265.5 million less unamortized issuance costs of $4.5 million and $5.0 million as of September 30, 2008 and December 31, 2007, respectively.  This CDO transaction closed in August 2006.

(3)
Amount represents principal outstanding of $369.2 million less unamortized issuance costs of $6.2 million as of September 30, 2008 and principal outstanding of $352.7 million less unamortized issuance costs of $6.7 million as of December 31, 2007.  This CDO transaction closed in June 2007.

(4)
Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $3.2 million as of September 30, 2008 and $3.6 million as of December 31, 2007.  This CDO transaction closed in August 2005.

(5)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $3.0 million as of September 30, 2008 and $3.3 million as of December 31, 2007.  This CDO transaction closed in May 2006.

(6)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $3.9 million as of September 30, 2008 and $4.3 million as of December 31, 2007.  This CDO transaction closed in May 2007.

(7)	Amount represents junior subordinated debentures issued to Resource Capital Trust I and RCC Trust II in May 2006 and September 2006, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

The Company had repurchase agreements with the following counterparties at the dates indicated (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2008
Natixis Real Estate Capital, Inc.	$42,534	18	3.89%
Credit Suisse Securities (USA) LLC	$3,521	29	7.00%

December 31, 2007:
Natixis Real Estate Capital, Inc.	$58,155	18	6.42%
Credit Suisse Securities (USA) LLC	$15,626	25	5.91%
J.P. Morgan Securities, Inc.	$886	9	5.63%
Bear, Stearns International Limited	$1,170	15	6.22%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Repurchase and Credit Facilities

Commercial Real Estate Loans – Term Repurchase Facility

In April 2007, the Company’s indirect wholly owned subsidiary, RCC Real Estate SPE 3, LLC, (“RCC Real Estate SPE 3”) entered into a master repurchase agreement with Natixis Real Estate Capital, Inc. (“Natixis”) to be used as a warehouse facility to finance the purchase of commercial real estate loans and commercial mortgage-backed securities.  The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million.  The financing provided by the agreement matures April 18, 2010 subject to a one-year extension at the option of RCC Real Estate SPE 3 and subject further to the right of RCC Real Estate SPE 3 to repurchase the assets held in the facility earlier.  The Company paid a facility fee of 0.75% of the maximum facility amount, or $1.2 million, at closing.  In connection with the new agreement, the Company expensed $211,000 of previously capitalized costs and capitalized the new fee of $250,000.  In addition, once the borrowings exceed a weighted average undrawn balance of $75.0 million for the prior 90 day period, the Company will be required to pay a Non-Usage Fee on the unused portion equal to the product of (i) 0.15% per annum multiplied by (ii) the weighted average undrawn balance during the prior 90 day period.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price, rate and term.  These are one-month contracts.  The repurchase agreement is with recourse only to the assets financed, subject to standardized exceptions relating to breaches of representations, fraud and similar matters.  The Company has guaranteed RCC Real Estate SPE 3’s performance of its obligations under the repurchase agreement

On September 25, 2008, RCC Real Estate SPE 3 entered into an amendment to the Master Repurchase Agreement dated as of April 12, 1007 with Natixis.  The Repurchase Agreement Amendment reduces (i) the amount of the facility from $150,000,000 to $100,000,000 and (ii) the weighted average Undrawn Balance (as defined in the Agreement) threshold exempting payment of the non-usage fee from $75,000,000 to $56,250,000. A modification fee of 0.25% of the amended facility amount of $100,000,000 was charged by Natixis in connection with the Repurchase Agreement Amendment.

On September 25, 2008, the Company also entered into a second amendment to its Guaranty, dated April 12, 2007, with Natixis, pursuant to which the Company’s minimum net worth covenant was reduced to $200,000,000 from $250,000,000.

At September 30, 2008, RCC Real Estate SPE 3 had borrowed $60.6 million which were secured by collateral of RREF CDO 2007-1 Class H bond with a carrying value of $3.9 million, available-for-sale securities with a carrying value of $10.6 million and loans with a carrying value of $92.0 million and had a weighted average interest rate of one-month LIBOR plus 1.39%, which was 3.89%.  At December 31, 2007, RCC Real Estate SPE 3 had borrowed $96.7 million which were secured by collateral of RREF CDO 2007-1 Class H & K bonds with a carrying value of $20.5 million, available-for-sale securities with a carrying value of $13.6 million and loans with a carrying value of $156.8 million and had a weighted average interest rate of one-month LIBOR plus 1.39%, which was 6.42%.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Repurchase and Credit Facilities − (Continued)

Direct Financing Leases and Notes

In March 2006, the Company entered into a secured term credit facility with Bayerische Hypo – und Vereinsbank AG to finance the purchase of equipment leases and notes.  The maximum amount of the Company’s borrowing under this facility is $100.0 million.  Borrowings under this facility bear interest at one of two rates, determined by asset class.

The Company received a waiver for the period ended December 31, 2007, which was effective through June 23, 2008, from Bayerische Hypo − und Vereinsbank AG with respect to Resource America’s non-compliance with the tangible net worth covenant.  Under the covenant, Resource America was required to maintain a consolidated net worth (stockholder’s equity) of at least $175.0 million plus 90% of the net proceeds of any capital transactions, minus all amounts (not to exceed $50,000,000) paid by Resource America to repurchase any outstanding shares of common or preferred stock of Resource America, measured by each quarter end, as further described in the agreement.  On June 23, 2008, the facility was amended to base the net worth test on LEAF Financial Corporation (“LEAF”) and to change the measure of net worth to not less than the sum of (i) $17,000,000, plus (ii) 50% of the aggregate net income of LEAF for each fiscal quarter beginning with the fiscal quarter ended September 30, 2008.  See Note 11 regarding the Company’s relationship with LEAF.

The Company paid $300,000 in commitment fees during the year ended December 31, 2006.  Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility in the consolidated statements of operations.  The Company paid $15,000 and $33,000 for the three and nine months ended September 30, 2008, respectively, in unused line fees.  Unused line fees are expensed immediately into interest expense in the consolidated statements of operations.  As of September 30, 2008, the Company had borrowed $99.9 million at a weighted average interest rate of 5.06%.  As of December 31, 2007, the Company had borrowed $91.7 million at a weighted average interest rate of 6.55%.  The facility expires March 2010.

Corporate Revolving Credit Facility

In December 2005, the Company entered into a $15.0 million unsecured revolving credit facility with TD Bank, N.A. (successor by merger to Commerce Bank, N.A.).  This facility was increased to $25.0 million in April 2006.  This facility was decreased to $10.0 million in April 2008 to reflect more closely the actual borrowing base available to the Company under the facility and to reduce fees payable on the amount available for borrowing under the facility.  Outstanding borrowings bear interest at one of two rates elected at the Company’s option; (i) the lender’s prime rate plus a margin ranging from 0.50% to 1.50% based upon the Company’s leverage ratio; or (ii) LIBOR plus a margin ranging from 1.50% to 2.50% based upon the Company’s leverage ratio.  The facility expires in December 2008.  The Company paid $17,000 and $37,000 in unused line fees as of September 30, 2008 and December 31, 2007, respectively.  Commitment fees are being amortized into interest expense using the effective yield method over the life of the facility in the consolidated statements of operations.  Unused line fees are expensed immediately into interest expense in the consolidated statements of operations.  As of September 30, 2008 and December 31, 2007, no borrowings were outstanding under this facility.

The Company received a waiver for the period ended September 30, 2008 from TD Bank with respect to its non-compliance with the interest coverage ratio covenant.  The waiver was required due to our provisions for loan and lease losses during the three months ended September 30, 2008.  Under the covenant, the Company is required to maintain a ratio of consolidated cash flow to consolidated interest expense of not less than 1.15 to 1.0, measured at each quarter end, as further described in the agreement.

Commercial Real Estate Loans – Non-term Repurchase Facilities

In August 2005, the Company’s subsidiary, RCC Real Estate, entered into a master repurchase agreement with Bear, Stearns International Limited (“Bear Stearns”) to finance the purchase of commercial real estate loans.  The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  The Company has guaranteed RCC Real Estate’s obligations under the repurchase agreement to a maximum of $150.0 million.  At September 30, 2008, the Company had repaid all obligations under this facility.  At December 31, 2007, the Company had borrowed $1.9 million, all of which was guaranteed, with a weighted average interest rate of LIBOR plus 1.25%, which was 6.22% at December 31, 2007.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Repurchase and Credit Facilities − (Continued)

Commercial Real Estate Loans – Non-term Repurchase Facilities − (Continued)

In March 2005, the Company entered into a master repurchase agreement with Credit Suisse Securities (USA) LLC to finance the purchase of agency ABS-residential MBS (“RMBS”) securities.  In December 2006, the Company began using this facility to finance the purchase of commercial MBS (“CMBS”)-private placement and other securities.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At September 30, 2008, the Company had borrowed $360,000 with a weighted average interest rate of 7.00%.  At December 31, 2007, the Company had borrowed $14.6 million with a weighted average interest rate of 5.91%.

Other Repurchase Facility

In March 2005, the Company entered into a master repurchase agreement with J.P. Morgan Securities, Inc. to finance the purchase of agency ABS-RMBS.  In August 2007, the Company began using this facility to finance the purchase of CMBS-private placement.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At September 30, 2008, the Company had repaid all obligations under this facility.  At December 31, 2007, the Company had borrowed $3.2 million with a weighted average interest rate of 5.63%.

Collateralized Debt Obligations

Resource Real Estate Funding CDO 2007-1

In June 2007, the Company closed RREF CDO 2007-1, a $500.0 million CDO transaction that provides financing for commercial real estate loans and CMBS.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $390.0 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1.

The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of available class A-1R notes ($35.4 million was funded as of September 30, 2008), which allow the CDO to fund future funding obligations under the existing whole loan participations held by RREF CDO 2007-1 that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors was 3.98% at September 30, 2008.

During the nine months ended September 30, 2008, the Company repurchased $5.0 million of the Class J notes in RREF CDO 2007-1 at a price of 65.0% which resulted in a $1.75 million gain, reported as a gain on the extinguishment of debt in its consolidated statements of operations.  As a result of the Company’s ownership of 100% of the Class H, K, L and M senior notes and $5.0 million of the Class J senior note, the notes retained eliminate in consolidation.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
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

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 3.31% at September 30, 2008.

Resource Real Estate Funding CDO 2006-1

In August 2006, the Company closed RREF CDO 2006-1, a $345.0 million CDO transaction that provides financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class J senior notes (rated BB: Fitch) and class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.

The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors was 4.07% at September 30, 2008.

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

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Collateralized Debt Obligations − (Continued)

Apidos CDO III − (Continued)

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity.  The weighted average interest rate on all notes was 3.27% at September 30, 2008.

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

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 3.31% at September 30, 2008.

Trust Preferred Securities

In May 2006 and September 2006, the Company formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests in the trusts.  Although the Company owns 100% of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of these entities in accordance with FIN 46-R.  In connection with the issuance and sale of the capital securities, the Company issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing the Company’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at September 30, 2008 were $708,000 and $718,000, respectively.  These costs, which are included in other assets, are being amortized into interest expense using the effective yield method over a ten year period and are recorded in the consolidated statements of operations.

The rights of holders of common securities of RCT I and RCT II are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities.  The capital and common securities of RCT I and RCT II are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each.  Unless earlier dissolved, RCT I will dissolve on May 25, 2041 and RCT II will dissolve on September 29, 2041.  The junior subordinated debentures are the sole assets of RCT I and RCT II, mature on June 30, 2036 and October 30, 2036, respectively, and may be called at par by the Company any time after June 30, 2011 and October 30, 2011, respectively.  Interest is payable on the junior subordinated debentures held by RCT I and RCT II quarterly at a floating rate equal to three-month LIBOR plus 3.95% per annum.  The rates for RCT I and RCT II, at September 30, 2008, were 6.75% and 6.75%, respectively.  The Company records its investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated trusts and records dividend income upon declaration by RCT I and RCT II.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 8 – CAPITAL STOCK

Under a share repurchase plan authorized by the board of directors on July 26, 2007, the Company was authorized to buy back up to 2.5 million outstanding shares.  As of December 31, 2007, the Company had repurchased 263,000 shares at a weighted average price, including commissions, of $10.54 per share.  No additional shares were repurchased during the nine months ended September 30, 2008.

NOTE 9 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Manager	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2008	113,332	4,404	463,757	581,493
Issued	−	17,261	157,532	174,793
Vested	(113,332)	(4,404)	(163,320)	(281,056)
Forfeited	−	−	−	−
Unvested shares as of September 30, 2008	−	17,261	457,969	475,230

Pursuant to SFAS 123(R) and EITF 96-18, the Company is required to value any unvested shares of restricted common stock granted to the Manager and non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the nine months ended September 30, 2008 and 2007, including shares issued to the four non-employee directors, was $1.5 million and $4.1 million, respectively.

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

On July 1, 2008, the Company granted 13,532 shares of restricted stock under its 2007 Omnibus Equity Compensation Plan. These restricted shares will vest 33.3% on June 30, 2009.  The balance will vest annually thereafter through June 30, 2011.

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2008	640,166	$14.99
Granted	−	−
Exercised	−	−
Forfeited	−	−
Outstanding as of September 30, 2008	640,166	$14.99	7	$74

Exercisable at September 30, 2008	405,833	$14.99	7	$47

The common stock options have a remaining contractual term of seven years.  Upon exercise of options, new shares are issued.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 9 – SHARED-BASED COMPENSATION − (Continued)

The following table summarizes the status of the Company’s unvested stock options as of September 30, 2008:

Unvested Options	Options	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2008	205,722		$14.97
Granted	−	$	−
Vested	(162,389)		$14.98
Forfeited	−	$	−
Unvested at September 30, 2008	43,333		$14.88

The weighted average period over which the Company expects to recognize the remaining expense on the unvested options is less than one year.

The following table summarizes the status of the Company’s vested stock options as of September 30, 2008:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2008	434,444	$15.00
Vested	162,389	14.98
Exercised	−	−
Forfeited	−	−
Vested as of September 30, 2008	596,833	$15.00	7	$ 60

The common stock option transactions are valued using the Black-Scholes model using the following assumptions:

	As of September 30, 2008	As of December 31, 2007
Expected life	9 years	7 years
Discount rate	4.18%	3.97%
Volatility	62.89%	42.84%
Dividend yield	25.08%	17.62%

The fair value of each common stock transaction for the period ended September 30, 2008 and for the year ended December 31, 2007 was $0.115 and $0.251, respectively.  For the three and nine months ended September 30, 2008 and 2007, the components of equity compensation expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Options granted to Manager and non-employees	$-	$(9)	$(54)	$(53)
Restricted shares granted to Manager and non-employees	129	84	755	715
Restricted shares granted to non-employee Directors	28	19	78	55
Total equity compensation expense	$157	$94	$779	$717

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 9 – SHARED-BASED COMPENSATION − (Continued)

During the nine months ended September 30, 2008, the Manager received 17,839 shares as compensation, valued at $142,000, pursuant to the management agreement.  There was no incentive fee received during the three months ended September 30, 2008.  During the three and nine months ended September 30, 2007, the Manager received 26,194 and 47,503 shares, respectively, as incentive compensation, valued at $365,000 and $723,000, respectively, pursuant to the management agreement.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the management agreement, the Company had established no formal criteria for equity awards as of September 30, 2008.  All awards are discretionary in nature and subject to approval by the compensation committee of the Company’s board of directors.

NOTE 10 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic:
Net income (loss)	$88	$(13,915)	$4,194	$5,360
Weighted average number of shares outstanding	24,814,789	24,807,162	24,719,889	24,650,313
Net income (loss) per share	$0.00	$(0.56)	$0.17	$0.22

Diluted:
Net income (loss)	$88	$(13,915)	$4,194	$5,360
Weighted average number of shares outstanding	24,814,789	24,807,162	24,719,889	24,650,313
Additional shares due to assumed conversion of dilutive instruments	239,507	−	170,076	260,535
Adjusted weighted-average number of common shares outstanding	25,054,296	24,807,162	24,889,965	24,910,848
Net income (loss) per share	$0.00	$(0.56)	$0.17	$0.22

Potentially dilutive shares relating to 373,165 shares of restricted stock are not included in the calculation of diluted net income per share for the three months ended September 30, 2007 because the effect was anti-dilutive.

NOTE 11 – RELATED PARTY TRANSACTIONS

Relationship with Resource Real Estate

Resource Real Estate originates, finances and manages the Company’s commercial real estate loan portfolio, including A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At December 31, 2007, the Company was indebted to Resource Real Estate for $197,000 of loan origination costs.  The Company was not indebted to Resource Real Estate for any such costs at September 30, 2008.  At December 31, 2007, Resource Real Estate was indebted to the Company for deposits held in trust in connection with the Company’s commercial real estate portfolio of approximately $90,000.  Resource Real Estate was not indebted to the Company for any such deposits at September 30, 2008.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS − (Continued)

Relationship with LEAF

LEAF, a majority-owned subsidiary of RAI, originates and manages equipment leases and notes on the Company’s behalf.  The Company purchases these leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs.  At September 30, 2008 and December 31, 2007, the Company acquired $36.3 million and $38.7 million, respectively, of equipment lease and note investments from LEAF, including $360,000 and $387,000 of origination cost reimbursements, respectively.  In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes.  At September 30, 2008 and December 31, 2007, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of approximately $151,000 and $133,000, respectively.  LEAF’s servicing fees for the three and nine months ended September 30, 2008 were $232,000 and $698,000, respectively, compared to $199,000 and $612,000 for the three and nine months ended September 30, 2007, respectively.

During the three and nine months ended September 30, 2008, the Company sold ten and thirteen leases, respectively, back to LEAF at a price equal to their book value.  The total proceeds received were $3.1 million and $5.7 million, respectively.  During the three months ended September 30, 2007, the Company did not sell any leases back to LEAF.  During the nine months ended September 30, 2007, the Company sold three lease back to LEAF at a price equal to the Company’s book value.  The total proceeds received on outstanding notes receivable were $1.8 million.

Relationship with Resource America

At September 30, 2008, RAI owned 1,980,339 shares, or 7.8%, of the Company’s outstanding common stock.  In addition, RAI has 100,088 unexercised warrants and 2,166 options to purchase restricted stock.

The Company is managed by the Manager pursuant to a management agreement that provides for both base and incentive management fees.  On June 30, 2008, the Company and the Manager entered into an amended and restated management agreement that has an initial term ending March 31, 2009 and will automatically renew for a one-year term annually unless at least two-thirds of the independent directors or a majority of the outstanding common shares agree to not automatically renew.  Incentive compensation fee was revised as follows:  (i) twenty-five percent (25%) of the dollar amount by which (A) the Company’s Adjusted Operating Earnings (before Incentive Compensation but after the Base Management Fee) for such quarter per Common Share (based on the weighted average number of Common Shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the Common Shares in the initial offering by the Company and the prices per share of the Common Shares in any subsequent offerings by the Company, in each case at the time of issuance thereof, multiplied by (2) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of Common Shares outstanding during such quarter subject to adjustment; to exclude events pursuant to changes in GAAP or the application of GAAP, as well as non-recurring or unusual transactions or events, after discussion between the Manager and the Independent Directors and approval by a majority of the Independent Directors in the case of non-recurring or unusual transactions or events.  For the three and nine months ended September 30, 2008, the Manager earned base management fees of approximately $1.1 million and $3.5 million, respectively, and incentive management fees of $799,000 and $1.4 million, respectively.  For the three and nine months ended September 30, 2007, the Manager earned base management fees of approximately $1.3 million and $3.9 million, respectively, and incentive management fees of $0 and $1.5 million, respectively.  In addition, the Company may reimburse the Manager and Resource America for expenses for employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  For the three and nine months ended September 30, 2008, the Company reimbursed the Manager $105,000 and $288,000, respectively, for such expenses.  For the three and nine months ended September 30, 2007, the Company reimbursed the Manager $121,000 and $414,000, respectively, for such expenses.

At September 30, 2008, the Company was indebted to the Manager for base management fees of $748,000, incentive management fees of $799,000 and for the reimbursement of expenses of $61,000.  At December 31, 2007, the Company was indebted to the Manager for base management fees of $802,000 and for reimbursement of expenses of $65,000.  These amounts are included in accounts payable and other liabilities.

As of September 30, 2008 and December 31, 2007, the Company had executed six CDO transactions.  These CDO transactions were structured for the Company by the Manager but, under the management agreement, the Manager was not separately compensated by the Company for these transactions.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS − (Continued)

Relationship with Law Firm

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood, P.C., a law firm.  For the three and nine months ended September 30, 2008, the Company paid Ledgewood $38,000 and $139,000, respectively, compared to $31,000 and $283,000 during the three and nine months ended September 30, 2007, respectively.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

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

On September 25, 2008, the Company declared a quarterly distribution of $0.39 per share of common stock, $9.9 million in the aggregate, which was paid on October 28, 2008 to stockholders of record as of October 6, 2008.

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

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
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

Derivatives (interest rate swap contracts), both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Quoted Prices in Active Markets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Balance as of September 30, 2008
Securities available-for-sale	$	−	$	−	$46,221	$46,221
Derivatives, net		−		(12,885)	−	(12,885)
Total	$	−		$(12,885)	$46,221	$33,336

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Securities Available-for-Sale
Beginning balance	$65,464
Total gains or losses (realized/unrealized):
Included in earnings	(1,667)
Purchases, sales, issuances, and settlements (net)	(10,288)
Included in other comprehensive income	(7,288)
Ending balance	$46,221

The Company had $2.0 million of losses included in earnings due to the sale of one asset in February 2008.  The loss is included on the consolidated statements of operations as net realized gains (losses) on sales of investments.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008
(Unaudited)

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

At September 30, 2008, the Company had 31 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.07% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $330.2 million at September 30, 2008.

At December 31, 2007, the Company had 30 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.36% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $347.9 million at December 31, 2007.

           The estimated fair value of the Company’s interest rate swaps was ($12.9) million and ($18.0) million as of September 30, 2008 and December 31, 2007, respectively.  The Company had aggregate unrealized losses of $15.3 million and $15.7 million on the interest rate swap agreements as of September 30, 2008 and December 31, 2007, respectively, which is recorded in accumulated other comprehensive loss.  In connection, with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the maturity of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the maturity of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the maturity of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the maturity of the terminated swap and the amortization is reflected in interest expense in the Company’s consolidated statements of operations.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on MBS in the Company’s investment portfolio.  The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount.  At September 30, 2008, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $3.8 million.  At December 31, 2007, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $4.1 million.

(Back to Index)

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

Ongoing problems in real estate and credit markets continue to impact our operations, particularly our ability to generate capital and financing to execute our investment strategies.  These ongoing problems have affected our earnings on a GAAP basis as we have increased our provision for loan and lease losses to reflect this trend.  We have also determined that the market valuation for CMBS and Other ABS in our investment portfolio has been temporarily impaired.  While we believe we have appropriately valued the assets in our investment portfolio at September 30, 2008, we cannot assure you that further impairment will not occur or that our assets will otherwise not be adversely effected by market conditions.

The events occurring in the credit markets have impacted our financing and investing strategies.  The market for securities issued by securitizations collateralized by assets similar to those in our investment portfolio has contracted severely.  Since our sponsorship in June 2007 of Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, we have not sponsored any new securitizations and we expect our ability to sponsor new securitizations will be limited for the foreseeable future.  As a result, our ability to originate and finance new invetments has been significantly diminished.  Short-term financing through warehouse lines of credit and repurchase agreements has become less available and reliable as increasing volatility in the valuation of assets similar to those we originate has increased the risk of margin calls.  To reduce our exposure to margin calls or facility terminations, we have paid down repurchase agreement borrowings that finance CMBS and other securities that we hold.  In addition, we have received returns of funded margin calls related to our interest rate derivatives and repurchase agreements of $295,000 and $2.8 million during the three and nine months ended September 30, 2008, respectively.
(Back to Index)

(Back to Index)

Beginning in the second half of 2007, we have focused on managing our exposure to liquidity risks primarily by reducing our exposure to possible margin calls under repurchase agreements, seeking to conserve our liquidity.  We have continued to manage our liquidity and originate new assets primarily through capital recycling as payoffs occur and through existing capacities within our completed securitizations.  As a result of commercial real estate loan repayments in the nine months ended September 30, 2008, we were able to shift loans, available-for-sale securities, and commercial real estate CDO notes from our commercial real estate term facility and short term repurchase agreements into our CDO structures and vice-versa, which resulted in the following transfers by category:

•	$79.2 million of commercial real estate loans into our commercial real estate CDO structures from our commercial real estate term facility

•	$17.3 million of commercial real estate CDO notes we owned into RREF CDO 2006-1

•	$5.0 million of available-for-sale securities into our CDO structures

The transfer of assets into our CDOs was offset by the transfer of assets from our CDOs to our commercial real estate term facility with the following transactions:

•	$11.5 million of commercial real estate loans

•	$12.0 million of available-for-sale securities

These transfers into and out of our CDO structures totaling $125.0 million, resulted in proceeds of $78.8 million, of which a net $33.1 million was used to pay down our commercial real estate term facility, $22.6 million was used to fund purchases of assets from our CDO structures, and the remainder of $23.1 million represented unrestricted cash to us.

In addition to the above transfer activity, during the nine months ended September 30, 2008 we sold a CMBS security that provided proceeds of $8.0 million.  The combined transfer to/from our CDOs and commercial real estate term facility and sale of the CMBS security resulted in a total $31.1 million net unrestricted cash to us during the nine month period.

As of September 30, 2008, our repurchase agreement exposure (pledged collateral less outstanding repurchase agreement debt) was $42.5 million on commercial real estate loans and $3.5 million on commercial real estate CDO notes, for a total of $46.0 million, which was reduced from $75.8 million in the aggregate as of December 31, 2007.

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

As of September 30, 2008, we had invested 73% of our portfolio in commercial real estate-related assets 25% in commercial bank loans and 2% in direct financing leases and notes.  As of December 31, 2007, we had invested 75% of our portfolio in commercial real estate-related assets, 24% in commercial bank loans and 1% in direct financing leases and notes.

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
(Back to Index)

(Back to Index)

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses.  Loans and leases held for investment are first individually evaluated for impairment, and then evaluated as a homogeneous pool as loans with substantially similar characteristics for impairment.  The reviews are performed at least quarterly.

We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over our fair value.  Fair value may be determined based the present value of estimated cash flows; on market price, if available; or on the fair value of the collateral less estimated disposition costs.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, then we will record a charge-off or write-down of the loan against the allowance for credit losses.

The balance of impaired loans and leases was $39.7 million at September 30, 2008.  The balance of impaired loans and leases with a valuation allowance at September 30, 2008 was $38.6 million.  All of the loans deemed impaired at September 30, 2008 have an associated valuation allowance.  The balance of impaired leases without a specific valuation allowance was $1.1 million at September 30, 2008.  The valuation allowance related to these specifically impaired loans and leases was $580,000 at September 30, 2008.  The average balance of impaired loans and leases was $25.0 million for the nine months ended September 30, 2008.  We recognized and received $1.1 million of income on one impaired loan, which reflected all interest income due, during the nine months ended September 30, 2008.

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

The following tables show the changes in the allowance for loan and lease losses (in thousands):

Allowance for loan loss at January 1, 2008	$5,918
Provision for loan loss	27,392
Loans charged-off	(3,283)
Recoveries	−
Allowance for loan loss at September 30, 2008	$30,027

Allowance for lease loss at January 1, 2008	$293
Provision for lease loss	435
Leases charged-off	−
Recoveries	−
Allowance for lease loss at September 30, 2008	$728

Classifications and Valuation of Investment Securities

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, or SFAS, “Fair Value Measurements.”  SFAS 157 did not have a material effect on our consolidated financial statements with respect to investment securities available-for-sale and derivatives.  SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  We determined fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

(Back to Index)

(Back to Index)

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment.  We evaluate our hierarchy disclosures each quarter; and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.  However, we expect that changes in classifications between levels will be rare.

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

•
Derivatives (Interest rate swap contracts), both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents information about our assets (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Quoted Prices in Active Markets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Balance as of September 30, 2008
Securities available-for-sale	$	−	$	−	$46,221	$46,221
Derivatives, net		−		(12,885)	−	(12,885)
Total	$	−		$(12,885)	$46,221	$33,336

The following table presents additional information about assets which we measure at fair value on a recurring basis for which we used Level 3 inputs to determine fair value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Securities Available-for-Sale
Beginning balance	$65,464
Total gains or losses (realized/unrealized):
Included in earnings	(1,667)
Purchases, sales, issuances, and settlements (net)	(10,288)
Included in other comprehensive income	(7,288)
Ending balance	$46,221

(Back to Index)

(Back to Index)

       We had $2.0 million of losses included in earnings due to the sale of one asset during the nine months ended September 30, 2008.  The loss is included on consolidated statements of operations as net realized gains (losses) on sales of investments.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires us to classify our investment portfolio as either trading investments, available-for-sale investments or held-to-maturity investments.  Although we generally plan to hold most of our investments to maturity, we may from time to time sell any of our investments due to changes in market conditions or in accordance with our investment strategy.  Accordingly, SFAS 115 requires us to classify all of our investment securities as available-for-sale.  We report all investments classified as available-for-sale at fair value, based on the methodology described above and based on SFAS 157 with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

We evaluate our available-for-sale investments for other-than-temporary impairment on a quarterly basis in accordance with the guidance provided in FASB Staff Position No. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1 and FSP 124-1”).  We evaluate the probability that we will not collect all of the contractual amounts due and our ability and intent to hold the security until recovery in determining whether each security has other-than-temporary impairment.
While our available-for-sale investments have continued to decline in fair value, we believe that these declines continue to be temporary. In particular, with respect to CMBS, all assets are current with respect to interest and principal payments. In addition, we perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Our review concluded, that there exist no credit characteristics that would indicate other-than-temporary impairments as of September 30, 2008.

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

We have from time to time purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty.  We currently record the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets.  Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on our consolidated income statements.  However, under an interpretation of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” such transactions may not qualify as a purchase by us.  There were no such transactions as of September 30, 2008 and December 31, 2007.  In February 2008, FASB issued FASB Staff Position 140-3, or FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and repurchase financing, which is effective for fiscal years beginning after November 15, 2008.  We do not expect FSP FAS 140-3 will have a material effect on our consolidated financial statements.

(Back to Index)

(Back to Index)
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

Results of Operations − Three and Nine Months Ended September 30, 2008 as compared to
Three and Nine Months Ended September 30, 2007

Our net income for the three and nine months ended September 30, 2008 was $88,000, or $0.00 per weighted average common share (basic and diluted), and $4.2 million or $0.17 per weighted average common share (basic and diluted), respectively as compared to a net loss of $13.9 million, or $0.56 per weighted average common share (basic and diluted), and net income of $5.4 million, or $0.22 per weighted average common share (basic and diluted) for the three and nine months ended September 30, 2007, respectively.

The increase in net income of $14.0 million for the three months ended September 30, 2008 from the comparative 2007 period is primarily attributable to asset impairments of $25.5 million recorded during the three months ended September 30, 2007.  No such impairments were recorded during the three months ended September 30, 2008.  This was partially offset by an increase in our provision for loan and lease losses of $10.6 million during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.  The decrease in net income of $1.2 million for the nine months ended September 30, 2008 from the comparative 2007 period is primarily attributable to an increase in our provision for loan and lease losses of $27.3 million during the nine months ended September 30, 2008 offset by asset impairments of $26.3 million recorded during the nine months ended September 30, 2007.  No such impairments were recorded during the nine months ended September 30, 2008.

(Back to Index)

(Back to Index)
Interest Income

The following table sets forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
		Weighted Average			Weighted Average
	Interest Income	Yield (1)	Balance	Interest Income	Yield (1)	Balance
Interest income from loans:
Bank loans	$12,589	5.19%	$952,907	$18,734	7.55%	$953,632
Commercial real estate loans	16,314	7.34%	$845,021	18,664	8.58%	$861,689
Total interest income from loans	28,903			37,398

Interest income from securities available-for-sale:
ABS-RMBS	−	N/A	N/A	6,452	7.00%	$350,347
CMBS	−	N/A	N/A	404	5.59%	$28,255
Other ABS	−	N/A	N/A	461	6.98%	$25,429
CMBS-private placement	1,062	5.68%	$74,218	1,451	6.41%	$83,682
Total interest income from securities available-for-sale	1,062			8,768

Leasing	1,995	8.68%	$89,729	1,856	8.67%	$84,016

Interest income – other:
Interest rate swap agreements	−	N/A	N/A	118	0.21%	$212,298
Temporary investment in over-night repurchase agreements	352	N/A	N/A	651	N/A	N/A
Total interest income − other	352			769
Total interest income	$32,312			$48,791

(1)	Certain one-time items reflected in interest expense have been excluded in calculating the weighted average rate, since they are not indicative of expected future results.

(Back to Index)

(Back to Index)
	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
		Weighted Average			Weighted Average
	Interest Income	Yield (1)	Balance	Interest Income	Yield (1)	Balance
Interest income from loans:
Bank loans	$41,389	5.66%	$946,320	$51,799	7.47%	$896,474
Commercial real estate loans	48,639	7.31%	$849,384	48,987	8.87%	$749,807
Total interest income from loans	90,028			100,786

Interest income from securities available-for-sale:
ABS-RMBS	−	N/A	N/A	19,011	7.10%	$349,701
CMBS	−	N/A	N/A	1,205	5.65%	$28,269
Other ABS	19	0.24%	$6,000	1,218	6.97%	$23,061
CMBS-private placement	3,382	5.50%	$76,909	2,638	6.29%	$53,513
Total interest income from securities available-for-sale	3,401			24,072

Leasing	5,946	8.68%	$92,277	5,667	8.70%	$85,544

Interest income – other:
Interest rate swap agreements	−	N/A	N/A	150	0.17%	$157,226
Interest income – other (2)	997	N/A	N/A	−	N/A	N/A
Temporary investment in over-night repurchase agreements	1,181	N/A	N/A	1,930	N/A	N/A
Total interest income − other	2,178			2,080
Total interest income	$101,553			$132,605

(1)	Certain one-time items reflected in interest expense have been excluded in calculating the weighted average rate, since they are not indicative of expected future results.

(2)	Represents cash received on our 90% equity investment in Ischus CDO II in excess of our investment. Income on this investment is recognized using the cost recovery method.

Interest income decreased $16.5 million (34%) and $31.1 million (23%) to $32.3 million and $101.6 million for the three and nine months ended September 30, 2008, respectively, from $48.8 million and $132.6 million for the three and nine months ended September 30, 2007.  We attribute this decrease to the following:

Interest Income from Loans

Interest income from loans decreased $8.5 million (23%) and $10.8 million (11%) to $28.9 million and $90.0 million for the three and nine months ended September 30, 2008, respectively, from $37.4 million and $100.8 million for the three and nine months ended September 30, 2007, respectively.

Bank loans generated interest income of $12.6 million and $41.4 million for the three and nine months ended September 30, 2008, respectively, as compared to $18.7 million and $51.8 million for the three and nine months ended September 30, 2007, respectively, a decrease of $6.1 million (33%) and $10.4 million (20%), respectively.  These decreases resulted primarily from a decrease in the weighted average rate earned by our bank loans to 5.19% and 5.66% for the three and nine months ended September 30, 2008, respectively, from 7.55% and 7.47% for the three and nine months ended September 30, 2007, respectively.  This was principally as a result of the decrease in LIBOR which is a reference index for the rates payable on these loans.  The effects of the decrease in the weighted average rate were partially offset by an increase of $49.8 million in the weighted average balance of assets to $946.3 million for the nine months ended September 30, 2008 from $896.5 million for the nine months ended September 30, 2007 as a result of the acquisition of investments for Apidos Cinco CDO.

(Back to Index)

(Back to Index)

Commercial real estate loans generated interest income of $16.3 million and $48.6 million of interest income for the three and nine months ended September 30, 2008, respectively, as compared to $18.7 million and $49.0 million for the three and nine months ended September 30, 2007, respectively, a decrease of $2.4 million (13%) and $348,000 (1%), respectively.  This decrease resulted from a decrease in the weighted average rate earned by our bank loans to 7.11% and 7.19% for the three and nine months ended September 30, 2008, respectively, from 8.19% and 8.15% for the three and nine months ended September 30, 2007, respectively, as a result of the decrease in LIBOR which is a referenced index for most of the rates.  This decrease was partially offset by the following:

•
an increase of $99.6 million in the weighted average balance of our commercial real estate loans to $849.4 million for the nine months ended September 30, 2008 from $749.8 million for the nine months ended September 30, 2007 as a result of the accumulation of assets for our second commercial real estate, or CRE CDO, RREF CDO 2007-1 which closed in June 2007; and

•
the acceleration of loan origination fees of $495,000 for the nine months ended September 30, 2008 as a result of the sale of loans.  There was no such acceleration of loan origination fees for the three months ended September 30, 2008.

Interest Income from Securities Available-for-Sale

Interest income from securities available-for-sale decreased $7.7 million (88%) and $20.7 million (86%) to $1.1 million and $3.4 million for the three and nine months ended September 30, 2008, respectively, from $8.8 million and $24.1 million for the three and nine months ended September 30, 2007, respectively.

Interest income from our asset-backed securities-residential mortgage-backed securities, or ABS-RMBS, CMBS and other ABS portfolio generated $6.5 million, $404,000 and $461,000, respectively for the three months ended September 30, 2007 and $19.0 million, $1.2 million and $1.2 million, respectively for the nine months ended September 30, 2007.  No interest income from ABS-RMBS and CMBS was generated during the three and nine months ended September 30, 2008.  The other ABS portfolio generated $19,000 for the nine months ended September 30, 2008.  The decrease is primarily a result of the deconsolidation of Ischus CDO II  on November 13, 2007 following our sale of a 10% portion of our equity ownership, a reconsideration event in accordance with FIN 46-R.

CMBS-private placement generated $1.1 million and $3.4 million of interest income for the three and nine months ended September 30, 2008, respectively, as compared to $1.5 and $2.6 million for the three and nine months ended September 30, 2007, respectively, a decrease of $389,000 (27%) for the three months ended September 30, 2008 and an increase of $744,000 (28%) for the nine months ended September 30, 2008.  The decrease for the three months ended September 30, 2008 resulted primarily from the decrease of the weighted average balance of $9.5 million on these securities to $74.2 million for the three months ended September 30, 2008 from $83.7 million for the three months ended September 30, 2007 primarily as a result of the sale of one bond with a $10.0 million par value in February 2008.  In addition, the decrease was a result of a decrease in the weighted average rate to 5.68% for the three months ended September 30, 2008 from 6.41% for the three months ended September 30, 2007 as a result of the decrease in LIBOR which is a reference index for the rates payable on some of these securities.  The increase for the nine months ended September 30, 2008 resulted primarily from an increase of $23.4 million in the weighted average balance of the securities to $76.9 million for the nine months ended September 30, 2008 from $53.5 million for the nine months ended September 30, 2007.  This increase was partially offset from a decrease in the weighted average rate to 5.50% for the nine months ended September 30, 2008 from 6.29% for the nine months ended September 30, 2007 as a result of the decrease in LIBOR which is a reference index for the rates payable on some of these securities.

Interest Income from Leasing

Leasing generated $2.0 million and $5.9 million of interest income for the three and nine months ended September 30, 2008, respectively, as compared to $1.9 million and $5.7 million for the three and nine months ended September 30, 2007, respectively, an increase of $139,000 (7%) and $279,000 (5%) for the three and nine months ended September 30, 2007, respectively.  The increase is primarily the result of an increase in the weighted average balance on the leases of $5.7 million and $6.7 million to $89.7 million (7%) and $92.3 million (5%) for the three and nine months ended September 30, 2008, respectively, as compared to $84.0 million and $85.5 million for the three and nine months ended September 30, 2007, respectively.

(Back to Index)

(Back to Index)

Interest Income - Other

Interest income-other decreased $417,000 (54%) and increased $98,000 (5%), respectively, to $352,000 and $2.2 million, respectively, for the three and nine months ended September 30, 2008, respectively, as compared to $769,000 million and $2.1 million for the three and nine months ended September 30, 2007, respectively.  The decrease for the three months ended September 30, 2008 was due to lower rates earned on our over-night repurchase agreements.  The increase for the nine months ended September 30, 2008 was from an increase in interest income from our equity method investment in Ischus CDO II.  We use the cost recovery method to recognize the income on this investment and recognized $997,000 during the three months ended March 31, 2008.  No such additional income was recognized during the nine months ended September 30, 2008.  This increase during the nine months ended September 30, 2008 was partially offset by a decrease in temporary investment income due to lower rates earned on our over-night repurchase agreements.

Interest Expense

The following tables set forth information relating to our interest expense incurred for the periods presented (in thousands, except percentages):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$7,993	3.46%	$906,000	$13,908	5.90%	$906,000
Commercial real estate loans	6,587	3.68%	$697,190	11,496	6.18%	$700,725
ABS-RMBS / CMBS / ABS	−	N/A	N/A	5,850	5.97%	$376,000
CMBS-private placement	39	3.73%	$4,181	229	5.62%	$16,031
Leasing	884	4.28%	$83,192	1,443	6.72%	$81,888
General	3,161	3.20%	$379,996	1,340	8.84%	$54,670
Total interest expense	$18,664			$34,266

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$27,087	4.02%	$906,000	$38,846	5.95%	$855,656
Commercial real estate loans	21,689	4.21%	$700,130	26,091	6.38%	$534,477
ABS-RMBS / CMBS / ABS	−	N/A	N/A	17,118	5.96%	$376,000
CMBS-private placement	126	4.24%	$3,816	1,000	5.55%	$25,193
Leasing	3,100	4.79%	$87,469	4,255	6.57%	$83,727
General	8,734	2.93%	$386,761	3,945	9.03%	$52,270
Total interest expense	$60,736			$91,255

Interest expense decreased $15.6 million (46%) and $30.5 million (33%) to $18.7 million and $60.7 million for the three and nine months ended September 30, 2008, respectively, from $34.3 million and $91.3 million for the three and nine months ended September 30, 2007, respectively.  We attribute this decrease to the following:

Interest expense on bank loans was $8.0 million and $27.1 million for the three and nine months ended September 30, 2008, respectively, as compared to $13.9 million and $38.8 million for the three and nine months ended September 30, 2007, a decrease of $5.9 million (43%) and $11.8 million (30%), respectively.  This decrease resulted from a decrease in the weighted average rate on the debt related to bank loans to 3.28% and 3.76% for the three and nine months ended September 30, 2008, respectively, from 5.86% and 5.85% for the three and nine months ended September 30, 2007, respectively, due primarily to the decrease in LIBOR which is a reference index for the rates payable on a majority of these notes.  This decrease was partially offset by an increase of $50.3 million in the weighted average balance of the notes during the nine months ended September 30, 2008 due to the closing of our third Apidos CLO, Apidos Cinco CDO.  The decrease was also partially offset due to amortization of $399,000 and $1.2 million for the three and nine months ended September 30, 2008, respectively as compared to $351,000 and $854,000 of deferred debt issuance costs related to the CDO financings for the three and nine months ended September 30, 2007, respectively.  The increase in deferred debt issuance costs is due to the closing of our third Apidos CLO, Apidos Cinco CDO.

(Back to Index)

(Back to Index)

Interest expense on commercial real estate loans which was $6.6 million and $21.7 million for the three and nine months ended September 30, 2008, respectively, decreased $4.9 million (43%) and $4.4 million (17%) for the three and nine months ended September 30, 2008 from $11.5 million and $26.1 million for the three and nine months ended September 30, 2007, respectively.  These decreases were due principally to the decrease in the weighted average rate to 3.68% and 4.21% for the three and nine months ended September 30, 2008, respectively, as compared to 6.18% and 6.38% for the three and nines months ended September 30, 2007, respectively, primarily as a result of the decrease in LIBOR which is a reference index for the rates payable on a majority of these borrowings.  This decrease in rates was partially offset by the following:

•	the amortization of $211,000 of expenses in September 2008 related to the restructuring of our Natixis facility. There was no such expense in the prior year.

•
our amortization of $370,000 and $1.2 million of deferred debt issuance costs related to the CDO financings for the three and nine months ended September 30, 2008, respectively, as compared to $324,000 and $614,000 for the three and nine months ended September 30, 2007, respectively; and

•
the increase of $165.6 million in the weighted average balance of debt to $700.1 million for the nine months ended September 30, 2008 from $534.5 million for the nine months ended September 30, 2007 as a result of the accumulation of assets for our second CRE CDO, RREF 2007-1 which closed in June 2007.

ABS-RMBS, CMBS and other ABS, which we refer to collectively as ABS, were pooled and financed by Ischus CDO II.  Interest expense related to these obligations was $5.9 million and $17.1 million for the three and nine months ended September 30, 2007, respectively.  There was no such interest expense for the three and nine months ended September 30, 2008 due to the deconsolidation of Ischus CDO II on November 13, 2007, which was a result of the sale of 10% of our equity ownership, a reconsideration event in accordance with FIN 46-R.

Interest expense on CMBS-private placement was $39,000 and $126,000 for the three and nine months ended September 30, 2008, respectively, as compared to $229,000 and $1.0 million for the three and nine months ended September 30, 2007, respectively, a decrease of $190,000 (83%) and $935,000 (88%) due to the following:

•
the decrease in weighted average balance on this facility of $11.9 million and $21.4 million to $4.2 million and $3.8 million for the three and nine months ended September 30, 2008, respectively, as compared to $16.0 million and $25.2 million for the three and nine months ended September 30, 2007, respectively, due to a majority of the assets being refinanced by CDO debt subsequent to May 2007;

•
the decrease in weighted average rate to 3.73% and 4.24% for the three and nine months ended September 30, 2008, respectively, from 5.62% and 5.55% for the three and nine months ended September 30, 2007, respectively, as a result of the decrease in LIBOR rate which is a reference index for the rates payable on these borrowings.

Interest expense on leasing activities was $884,000 and $3.1 million for the three and nine months ended September 30, 2008, respectively, as compared to $1.4 million and $4.3 million for the three and nine months ended September 30, 2007, respectively, a decrease of $559,000 (39%) and $1.2 million (27%), respectively.  The decrease is primarily due to a decrease in rate to 4.28% and 4.79% for the three and nine months ended September 30, 2008, respectively, from 6.72% and 6.57% for the three and nine months ended September 30, 2007, respectively.  The decrease in rate was the result of the decrease in the commercial paper index, which is a reference index for the rate payable on this facility.

The decrease in interest expense was partially offset by the increase in general interest expense which was $3.2 million and $8.7 million for the three and nine months ended September 30, 2008, respectively, as compared to $1.3 million and $3.9 million for the three and nine months ended September 30, 2007, respectively, an increase $1.8 million (136%) and $4.8 million (123%), respectively.  This increase resulted primarily from an increase of $2.2 million and $5.7 million in expenses on our interest rate derivatives that fix the rate we pay under these agreements.  During the three and nine months ended September 30, 2008, the floating rate we paid exceeded the fixed rate we received due to the decrease in LIBOR. The increase in derivative expense was partially offset by a decrease in interest expense related to our unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities as a result of a decrease in the LIBOR rate which is a reference index for the rates payable by these debentures.

(Back to Index)

(Back to Index)

Non-Investment Expenses

The following table sets forth information relating to our expenses incurred for the periods presented (in thousands):

	Three Months Ended September 30,		Nin Months Ended September 30,
	2008	2007	2008	2007
Management fee – related party	$1,915	$1,298	$4,824	$5,357
Equity compensation − related party	157	94	779	717
Professional services	773	772	2,229	2,005
Insurance	171	116	469	351
General and administrative	421	405	1,119	1,141
Income tax (benefit) expense	(33)	91	134	262
Total	$3,404	$2,776	$9,554	$9,833

Management fee–related party increased $617,000 (48%) for the three months ended September 30, 2008 and decreased $533,000 (10%) for the nine months ended September 30, 2008 to $1.9 million and $4.8 million for the three and nine months ended September 30, 2008, respectively, as compared to $1.3 million and $5.4 million for the three and nine months ended September 30, 2007, respectively.  These amounts represent compensation to our manager in the form of base management fees and incentive management fees pursuant to our management agreement.  The base management fees decreased by $183,000 (14%) and $421,000 (11%) to $1.1 million and $3.5 million for the three and nine months ended September 30, 2008, respectively, as compared to $1.3 million and $3.9 million for the three and nine months ended September 30, 2007, respectively.  This decrease was due to decreased equity, a component in the formula by which base management fees are calculated, as a result of asset impairments and the eventual deconsolidation of Ischus CDO II and as a result of provisions for loan and lease losses during 2008.  Incentive management fees increased $799,000 (100%) for the three months ended September 30, 2008 and decreased $113,000 (8%) for the nine months ended September 30, 2008 to $799,000 and $1.4 million for the three and nine months ended September 30, 2008, respectively, from $0 and $1.5 million in the three and nine months ended September 30, 2007, respectively.  The increase for the three months ended September 30, 2008 was due to the fact that no incentive was paid in the three months ended September 30, 2007 as a result of the net loss for that period.  The net loss was primarily the result of asset impairments on our ABS-RMBS portfolio.  The decrease for the nine months ended September 30, 2008 was primarily the result of a decrease in our adjusted net income of $352,000, as defined in the management agreement, during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Equity compensation–related party increased $63,000 (67%) and $62,000 (9%) to $157,000 and $779,000 for the three and nine months ended September 30, 2008, respectively, as compared to $94,000 and $717,000 for the three and nine months ended September 30, 2007.  These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America, Inc., or RAI, who provide investment management services to us through our Manager.  The increase in expense was primarily the result of several restricted stock grants issued during and subsequent to September 2007.  This was partially offset by our quarterly remeasurement of unvested stock and options as a result of the decrease in our stock price.

Professional services increased $224,000 (11%) to $2.2 million for the nine months ended September 30, 2008 as compared to $2.0 million for the nine months ended September 30, 2007.  The increases during the nine months ended September 30, 2008 was primarily due to an increase of $148,000 and $101,000, respectively, of legal and tax fees related principally to compliance work performed.

Insurance expense increased $55,000 (47%) and $118,000 (34%) to $171,000 and $469,000 for the three and nine months ended September 30, 2008 as compared to $116,000 and $351,000 for the three and nine months ended September 30, 2007.  The increases are the result of an increase in our director's and officer's policy premium beginning in March 2008.

Income tax expense decreased $124,000 (136%) and $128,000 (49%) to income of $33,000 and expense of $134,000 for the three and nine months ended September 30, 2008 as compared to $91,000 and $262,000 for the three and nine months ended September 30, 2007.

(Back to Index)

(Back to Index)

Other (Expenses) Revenues

The following table sets forth information relating to our other (expenses) revenues incurred for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net realized gains (losses) on sales of investments	$242	$158	$(1,651)	$513
Asset impairments	−	(25,490)	−	(26,277)
Other income	27	37	86	110
Provision for loan and lease loss	(10,999)	(369)	(27,828)	(503)
Gain on the extinguishment of debt and loan	574	−	2,324	−
Total	$(10,156)	$(25,664)	$(27,069)	$(26,157)

Net realized gains (losses) on sales of investments increased $84,000 (53%) and decreased $2.2 million (422%) to a gain of $242,000 and a loss of $1.7 million for the three and nine months ended September 30, 2008, respectively, from gains of $158,000 and $513,000 for the three and nine months ended September 30, 2007, respectively.  The increase in realized losses during the nine months ended September 30, 2008 was primarily due to a loss of $2.0 million on the sale of one of our CMBS – private placement positions.

Asset impairments were $25.5 million and $26.3 million for the three and nine months ended September 30, 2007 and consisted entirely of other-than-temporary impairment on assets in our ABS-RMBS portfolio.  During the third and fourth quarter of 2007, we experienced illiquidity in the sub-prime market and deteriorating delinquency characteristics of the mortgages underlying our bonds.  These trends, together with significant rating agency actions, supported the need to further reevaluate the level of asset impairments in our ABS-RMBS portfolio.  The asset impairments recorded reflect these worsening market conditions.  Due to the substantial impairments recorded in 2007 and the deconsolidation of Ischus CDO II on November 13, 2007, there was no such impairment for the three and nine months ended September 30, 2008.

Our provision for loan and lease losses was $11.0 million and $27.8 million for the three and nine months ended September 30, 2008, respectively.  It consisted of $8.0 million and $12.9 million of provisions for loan loss on our bank loan portfolio for the three and nine months ended September 30, 2008, respectively, $2.8 million and $14.4 million of provisions for loan loss on our commercial real estate portfolio for the three and nine months ended September 30, 2008, respectively, and $237,000 and $435,000 of provision on our leasing portfolio for the three and nine months ended September 30, 2008, respectively.  Our provision for loan and lease losses was $369,000 and $503,000 for the three and nine months ended September 30, 2007, respectively.  It consisted of $239,000 and $373,000 of provision on our bank loan portfolio and $130,000 and $130,000 of provision on our leasing portfolio for the three and nine months ended September 30, 2007, respectively.  The principal reason for the increase in the provision for loan and lease losses was due to reserves recognized on three defaulted bank loans and reserving for one defaulted CRE loan and one CRE loan sold at a discount subsequent to September 30, 2008.  We also increased our general reserve due to deteriorating credit market conditions.

Gain on the extinguishment of debt and loan in 2008 is due to the buyback of $5.0 million of debt issued by RREF 2007-1 in February 2008.  The notes, issued at par, were bought back as an investment by us at a price of 65% resulting in a gain of $1.8 million.  The related deferred debt issuance costs were immaterial.  There was no such transaction in the nine months ended September 30, 2007.  In addition, in September 2008, we were reimbursed for the termination of a hedge and recognized a gain of $574,000 in connection with the transaction.

Income Taxes

We do not pay federal income tax on income we distribute to our stockholders, subject to our compliance with REIT qualification requirements.  However, Resource TRS, our domestic TRS, is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code.  For the three and nine months ended September 30, 2008, Resource TRS recognized a reduction of $33,000 and an increase of $133,000 in the provision for income taxes, respectively.  For the three and nine months ended September 30, 2007, Resource TRS recognized a $83,000 and $254,000 provision for income taxes, respectively.

(Back to Index)

(Back to Index)

Financial Condition

Investment Portfolio

The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of September 30, 2008 and December 31, 2007, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

	Amortized cost	Dollar price	Net carrying amount		Dollar price	Net carrying amount less amortized cost	Dollar price
September 30, 2008
Floating rate
CMBS-private placement	$32,130	99.98%	$23,482		73.07%	$(8,648)	-26.91%
Other ABS	5,665	94.42%	−		0.00%	(5,665)	-94.42%
B notes (1)	22,037	100.01%	21,982		99.76%	(55)	-0.25%
Mezzanine loans (1)	129,600	100.02%	129,276		99.77%	(324)	-0.25%
Whole loans (1)	450,425	99.63%	446,450		98.75%	(3,975)	-0.88%
Bank loans (2)	936,942	99.47%	788,356	(4)	83.69%	(148,586)	-15.78%
Total floating rate	$1,576,799	99.56%	$1,409,546		89.00%	$(167,253)	-10.56%
Fixed rate
CMBS – private placement	$38,288	91.00%	$22,739		54.05%	$(15,549)	-36.95%
B notes (1)	67,168	100.11%	67,000		99.86%	(168)	-0.25%
Mezzanine loans (1)	81,254	94.69%	68,393		79.70%	(12,861)	-14.99%
Whole loans (1)	85,808	99.44%	85,593		99.19%	(215)	-0.25%
Equipment leases and notes (3)	106,196	100.00%	105,466		99.33%	(730)	-0.69%
Total fixed rate	$378,714	97.74%	$349,191		90.12%	$(29,523)	-7.62%
Grand total	$1,955,513	99.20%	$1,758,737		89.22%	$(196,776)	-9.98%

December 31, 2007
Floating rate
CMBS-private placement	$54,132	93.40%	$41,524		71.65%	$(12,608)	-21.75%
Other ABS	5,665	94.42%	900		15.00%	(4,765)	-79.42%
B notes (1)	33,570	100.10%	33,486		99.85%	(84)	-0.25%
Mezzanine loans (1)	141,894	100.09%	141,539		99.83%	(355)	-0.26%
Whole loans (1)	430,776	99.35%	429,699		99.10%	(1,077)	-0.25%
Bank loans (2)	931,101	100.00%	874,736	(4)	93.95%	(56,365)	-6.05%
Total floating rate	$1,597,138	99.58%	$1,521,884		94.88%	$(75.254)	-4.69%
Fixed rate
CMBS – private placement	$28,241	98.95%	$23,040		80.73%	$(5,201)	-18.22%
B notes (1)	56,007	100.17%	55,867		99.92%	(140)	-0.25%
Mezzanine loans (1)	81,268	94.69%	80,016		93.23%	(1,252)	-1.46%
Whole loans (1)	97,942	99.24%	97,697		98.99%	(245)	-0.25%
Equipment leases and notes (3)	95,323	100.00%	95,030		99.69%	(293)	-0.31%
Total fixed rate	$358,781	98.49%	$351,650		96.53%	$(7,131)	-1.96%
Grand total	$1.955,919	99.37%	$1,873,534		95.19%	$(82,385)	-4.18%

(1)
Net carrying amount includes an allowance for loan losses of $17.6 million at September 30, 2008, allocated as follows:  B notes ($0.2 million), mezzanine loans ($13.2 million) and whole loans ($4.2 million).  Net carrying amount includes an allowance for loan losses of $3.2 million at December 31, 2007, allocated as follows:  B notes ($0.2 million), mezzanine loans ($1.6 million) and whole loans ($1.4 million).

(2)	Net carrying amount includes a $12.4 million and $2.7 million allowance for loan losses at September 30, 2008 and December 31, 2007, respectively.

(Back to Index)

(Back to Index)

(3)	Net carrying amount includes $730,000 and $293,000 allowance for lease losses at September 30, 2008 December 31, 2007, respectively.

(4)
Bank loan portfolio is carried at amortized cost less allowance for loan loss and was $924.5 million and $928.3 million at September 30, 2008 and December 31, 2007, respectively.  Amounts disclosed in the table represent fair value.

Commercial Mortgage-Backed Securities-Private Placement

At September 30, 2008 and December 31, 2007, we held $46.2 million and $64.6 million, respectively, of CMBS-private placement at fair value which is based on certain valuation techniques, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations − Critical Accounting Policies and Estimates,” net of unrealized losses of $24.2 million and $17.8 million, respectively.  The portfolio was purchased at a discount.  As of September 30, 2008 and December 31, 2007, the remaining discount to be accreted into income over the remaining lives of the securities was $3.8 million and $4.1 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

The following table summarizes our CMBS-private placement as of September 30, 2008 and December 31, 2007 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2008			December 31, 2007
	Amortized Cost		Dollar Price	Amortized Cost	Dollar Price
Moody’s Ratings Category:
Aaa	$	−	N/A	$10,000	100.00%
Baa1 through Baa3		63,420	94.36%	65,377	94.07%
Ba1 through Ba3		6,998	99.97%	6,996	99.94%
Total		$70,418	94.89%	$82,373	95.23%

S&P Ratings Category:
AAA	$	−	N/A	$10,000	100.00%
BBB+ through BBB-		58,300	94.74%	72,373	94.61%
BB+ through BB-		12,118	95.64%	−	N/A
Total		$70,418	94.89%	$82,373	95.23%

Weighted average rating factor		562		497

Other Asset-Backed Securities

At September 30, 2008 and December 31, 2007, we held $0 and $900,000, respectively, of other ABS at fair value, which is based on market prices provided by dealers, net of fair value losses of $5.7 million and $4.8 million, respectively.  In the aggregate, we purchased our other ABS portfolio at a discount.  As of September 30, 2008 and December 31, 2007, the remaining discount to be accreted into income over the remaining lives of securities was $335,000.  These securities are classified as available-for-sale and, as a result, are carried at their fair market value.

The following table summarizes our other ABS as of September 30, 2008 and December 31, 2007 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2008		December 31, 2007
	Amortized Cost	Dollar Price	Amortized Cost	Dollar Price
Moody’s ratings category:
B1 through B3	$5,665	94.42%	$5,665	94.42%
Total	$5,665	94.42%	$5,665	94.42%

S&P ratings category:
B+ through B-	$5,665	94.42%	$5,665	94.42%
Total	$5,665	94.42%	$5,665	94.42%

Weighted average rating factor	3,490		610

(Back to Index)

(Back to Index)

Commercial Real Estate Loans

The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates
September 30, 2008:
Whole loans, floating rate	27	$450,425	LIBOR plus 1.50% to LIBOR plus 4.40%	November 2008 to June 2010
Whole loans, fixed rate	7	85,808	6.98% to 10.00%	May 2009 to August 2012
B notes, floating rate	3	33,537	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2009 to October 2009
B notes, fixed rate	3	55,669	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	129,600	LIBOR plus 2.15% to LIBOR plus 3.45%	December 2008 to October 2009
Mezzanine loans, fixed rate	7	81,255	5.78% to 11.00%	November 2009 to September 2016
Total (1)	57	$836,294

December 31, 2007:
Whole loans, floating rate	28	$430,776	LIBOR plus 1.50% to LIBOR plus 4.25%	May 2008 to July 2010
Whole loans, fixed rate	7	97,942	6.98% to 8.57%	May 2009 to August 2012
B notes, floating rate	3	33,570	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2008 to October 2008
B notes, fixed rate	3	56,007	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	11	141,894	LIBOR plus 2.15% to LIBOR plus 3.45%	February 2008 to May 2009
Mezzanine loans, fixed rate	7	81,268	5.78% to 11.00%	November 2009 to September 2016
Total (1)	59	$841,457

(1)	The total does not include a provision for loan losses of $17.6 million recorded as of September 30, 2008 and $3.2 million as of December 31, 2007.

We have one mezzanine loan, with a book value of $11.6 million secured by 100% of the equity interests in two enclosed regional malls.  We had been working with the borrower and special servicer toward a resolution as the mezzanine loan was in default since February 2008.  However, during the quarter ended June 30, 2008, the borrower on the mezzanine loan defaulted on the more senior first mortgage position.  This event triggered the reevaluation of our provision for loan loss and we determined that a full reserve of the remaining book value balance of $11.6 million was necessary.  If in the future we are able to recover any value from this loan, the amount would be credited directly to income in that period.

At September 30, 2008, we took a reserve of $2.8 million against one whole loan due to the prepayment of the loan at a discount subsequent to the end of the quarter.
(Back to Index)

(Back to Index)

Bank Loans

At September 30, 2008, we held a total of $788.4 million of bank loans at fair value, all of which are held by and secure the debt issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.  This is a decrease of $86.3 million over our holdings at December 31, 2007 at fair value.  The decrease in the fair value of bank loans was principally due to the reduction of market prices.  We own 100% of the equity issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.  We have determined that Apidos CDO I, Apidos CDO III and Apidos Cinco are VIEs for which we are the primary beneficiaries.  See “-Variable Interest Entities.”  As a result, we consolidated Apidos CDO I, Apidos CDO III and Apidos Cinco CDO as of September 30, 2008.

The following table summarizes our bank loan investments as of September 30, 2008 and December 31, 2007 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2008		December 31, 2007
	Amortized Cost	Dollar Price	Amortized Cost		Dollar Price
Moody’s ratings category:
A1 through A3	$6,347	97.65%	$	−	−%
Baa1 through Baa3	17,870	99.43%		5,914	98.65%
Ba1 through Ba3	504,912	99.55%		500,417	100.02%
B1 through B3	370,866	99.34%		386,589	100.01%
Caa1 through Caa3	30,268	100.14%		20,380	100.20%
Ca through C	−	−%		1,000	100.00%
No rating provided	6,679	98.95%		16,800	99.44%
Total	$936,942	99.47%		$931,100	100.00%

S&P ratings category:
BBB+ through BBB-	$46,260	99.80%		$14,819	100.15%
BB+ through BB-	490,133	99.39%		433,624	100.00%
B+ through B-	313,131	99.61%		405,780	100.06%
CCC+ through CCC-	16,539	100.02%		4,207	100.00%
D	1,480	100.00%		-	−%
No rating provided	69,399	99.04%		72,670	99.59%
Total	$936,942	99.47%		$931,100	100.00%

Weighted average rating factor	1,866			2,000

Equipment Leases and Notes

Investments in direct financing leases and notes as of September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008	December 31, 2007
Direct financing leases	$29,040	$28,880
Notes receivable	76,576	66,150
Subtotal	105,616	95,030
Allowance for possible losses	(150)	−
Total	$105,466	$95,030

(Back to Index)

(Back to Index)

Variable Interest Entities

In December 2003, FASB issued FIN 46-R which addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to a variable interest entity, or VIE, and requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity which we refer to as variable interests.  We consider all counterparties to a transaction to determine whether a counterparty is a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity. We perform analyses to determine whether we are the primary beneficiary.  As of September 30, 2008, we determined that RREF CDO 2007-1, RREF CDO 2006-1, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO were VIEs and that we were the primary beneficiary of the VIEs.  We own 100% of the equity interests of RREF CDO 2007-1, RREF CDO 2006-1, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.  As a result of the application of FIN 46-R, we consolidated $1.7 billion of assets for these entities onto our balance sheet; however, only our equity investments in these VIEs, amounting to $273.9 million (before adjustments to other comprehensive loss) as of September 30, 2008, is available to our creditors.

Interest Receivable

At September 30, 2008, we had accrued interest receivable of $8.6 million, which consisted of $8.5 million of interest on our securities, loans and equipment leases and notes, and $119,000 of interest earned on escrow and sweep accounts.  At December 31, 2007, we had interest receivable of $12.0 million, which consisted of $11.7 million of interest on our securities, loans and equipment leases and notes and $228,000 of interest earned on escrow and sweep accounts.

Principal Paydown Receivables

At September 30, 2008 and December 31, 2007, we had principal paydown receivables of $5.9 million and $836,000, respectively, which consisted of principal payments on our bank loans and commercial real estate loans.  The decrease was primarily due to the timing of contractual due dates.

Other Assets

Other assets at September 30, 2008 of $5.2 million consisted primarily of $2.9 million of loan origination costs associated with our revolving credit facility, commercial real estate loan portfolio and secured term facility, $1.2 million of prepaid expenses and $1.1 million of lease payment receivables.

Other assets at December 31, 2007 of $4.9 million consisted primarily of $3.4 million of loan origination costs associated with our trust preferred securities issuances, revolving credit facility, commercial real estate loan portfolio and secured term facility, $85,000 of prepaid directors’ and officers’ liability insurance, $412,000 of other prepaid expenses, $998,000 of lease payment receivables and $37,000 of other receivables.

(Back to Index)

(Back to Index)

Hedging Instruments

Our hedges at September 30, 2008 and December 31, 2007, were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  As of December 31, 2007, we had entered into hedges with a notional amount of $347.9 million and maturities ranging from May 2009 to November 2017.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at September 30, 2008 were as follows (in thousands):

	Benchmark rate	Notional value	Pay rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$12,750	5.27%	07/25/07	08/06/12	$(710)
Interest rate swap	1 month LIBOR	12,965	4.63%	12/04/06	07/01/11	(397)
Interest rate swap	1 month LIBOR	28,000	5.10%	05/24/07	06/05/10	(880)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(185)
Interest rate swap	1 month LIBOR	15,235	5.34%	06/08/07	02/25/10	(468)
Interest rate swap	1 month LIBOR	10,435	5.32%	06/08/07	05/25/09	(138)
Interest rate swap	1 month LIBOR	12,150	5.44%	06/08/07	03/25/12	(721)
Interest rate swap	1 month LIBOR	7,000	5.34%	06/08/07	02/25/10	(215)
Interest rate swap	1 month LIBOR	44,833	4.13%	01/10/08	05/25/16	120
Interest rate swap	1 month LIBOR	82,764	5.58%	06/08/07	04/25/17	(6,100)
Interest rate swap	1 month LIBOR	1,726	5.65%	06/28/07	07/15/17	(150)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/09/07	10/01/16	(149)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/19/07	07/15/17	(333)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/07/07	07/25/17	(245)
Interest rate swap	1 month LIBOR	18,200	5.32%	03/30/06	09/22/15	(683)
Interest rate swap	1 month LIBOR	5,432	5.31%	03/30/06	11/23/09	(63)
Interest rate swap	1 month LIBOR	5,186	5.41%	05/26/06	08/22/12	(135)
Interest rate swap	1 month LIBOR	3,425	5.43%	05/26/06	04/22/13	(130)
Interest rate swap	1 month LIBOR	3,205	5.72%	06/28/06	06/22/16	(167)
Interest rate swap	1 month LIBOR	971	5.52%	07/27/06	07/22/11	(23)
Interest rate swap	1 month LIBOR	2,852	5.54%	07/27/06	09/23/13	(126)
Interest rate swap	1 month LIBOR	5,792	5.25%	08/18/06	07/22/16	(254)
Interest rate swap	1 month LIBOR	3,662	5.06%	09/28/06	08/22/16	(125)
Interest rate swap	1 month LIBOR	2,105	4.97%	12/22/06	12/23/13	(72)
Interest rate swap	1 month LIBOR	3,526	5.22%	01/19/07	11/22/16	(114)
Interest rate swap	1 month LIBOR	1,823	5.05%	04/23/07	09/22/11	(37)
Interest rate swap	1 month LIBOR	2,989	5.42%	07/25/07	04/24/17	(124)
Interest rate swap	1 month LIBOR	8,105	4.53%	11/29/07	10/23/17	(155)
Interest rate swap	1 month LIBOR	5,668	4.40%	12/26/07	11/22/17	(99)
Interest rate swap	1 month LIBOR	4,837	3.35%	01/23/08	12/22/14	47
Interest rate swap	1 month LIBOR	13,177	3.96%	09/30/08	09/22/15	(54)

Total		$330,247	5.07%			$(12,885)

(Back to Index)

(Back to Index)

Borrowings

Repurchase Agreements

We have entered into repurchase agreements to finance our commercial real estate loans and CMBS-private placement portfolio.  These agreements are secured by the financed assets and bear interest rates that have historically moved in close relationship to LIBOR.  Through September 30, 2008, we had established nine borrowing arrangements with various financial institutions and had utilized four of these arrangements, principally our arrangement with Credit Suisse Securities (USA) LLC, the initial purchaser and placement agent for our March 2005 offering and one of the underwriters in our two public offerings.  None of the counterparties to these agreements are affiliates of the Manager or us.

We seek to renew the repurchase agreements we use to finance asset acquisitions as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements.  Through September 30, 2008, we have encountered no difficulties in effecting renewals of our repurchase agreements.  However, we have had to post substantial collateral and/or pay down a particular repurchase agreement depending upon the market value of the securities or other collateral subject to that repurchase agreement.

Collaterized Debt Obligations

As of September 30, 2008, we had executed six CDO transactions as follows:

•
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $390.0 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million and $5.0 million of the class J senior notes purchased in February 2008.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2008, RREF CDO 2007-1 had $20.4 million of uninvested principal and $14.6 million of A1-R availability to fund future funding commitments on commercial real estate loans.  At September 30, 2008, the notes issued to outside investors had a weighted average borrowing rate of 3.98%.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle, of which RCC Commercial Inc., or RCC Commercial, purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2008, Apidos Cinco CDO had $4.8 million in uninvested principal and $1.2 million in a credit facility reserve.  At September 30, 2008, the notes issued to outside investors had a weighted average borrowing rate of 3.31%.

•
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, purchased 100% of the class J senior notes and class K senior notes for $43.1 million.  At September 30, 2008, RREF CDO 2006-1 had $5.0 million of uninvested principal.  At September 30, 2008, the notes issued to outside investors had a weighted average borrowing rate of 4.07%.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  At September 30, 2008, Apidos CDO III had $9.7 million in uninvested principal and $151,000 in a credit facility reserve.  At September 30, 2008, the notes issued to outside investors had a weighted average borrowing rate of 3.27%.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $23.0 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2008, Apidos CDO I had $14.8 million in uninvested principal and $267,000 in a credit facility reserve.  At September 30, 2008, the notes issued to outside investors had a weighted average borrowing rate of 3.31%.

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

(Back to Index)

(Back to Index)

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

In connection with the issuance and sale of the trust preferred securities, we issued $25.8 million principal amount of junior subordinated debentures to each of Resource Capital Trust I and RCC Trust II.  The junior subordinated debentures debt issuance costs are deferred in other assets in our consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations.  At September 30, 2008, the junior subordinated debentures had a weighted average borrowing rate of 6.75%.

Term Facility

In March 2006, we entered into a secured term credit facility with Bayerische Hypo – und Vereinsbank AG, New York Branch to finance the purchase of equipment leases and notes.  The maximum amount of our borrowing under this facility is $100.0 million.  At September 30, 2008 and December 31, 2007, $99.9 million and $91.7 million, respectively was outstanding under the facility.  The facility bears interest at one of two rates, determined by asset class.  The interest rate was 5.06% and 6.55% at September 30, 2008 and December 31, 2007, respectively.

Corporate Revolving Credit Facility

In December 2005, we entered into a $15.0 million corporate credit facility with TD Bank, N.A. (successor by merger to Commerce Bank, N.A.)  This facility was increased to $25.0 million in April 2006 and decreased to $10.0 million in April 2008 to reflect more closely the actual borrowing base available to us under the facility and to reduce fees payable on the amount available for borrowing under the facility.  As a result, we do not believe the reduction will have a material impact on our current liquidity.  The unsecured revolving credit facility permits us to borrow up to the lesser of the facility amount and the sum of 80% of the sum of our unsecured assets rated higher than Baa3 or better by Moody’s and BBB- or better by Standard and Poor’s plus our interest receivables plus 65% of our unsecured assets rated lower than Baa3 by Moody’s and BBB- from Standard and Poor’s.  Up to 20% of the borrowings under the facility may be in the form of standby letters of credit.  At September 30, 2008 and December 31, 2007, no balance was outstanding under this facility.  The interest rate varies from, in the case of LIBOR loans, from the adjusted LIBOR rate (as defined in the agreement) plus between 1.50% to 2.50% depending upon our leverage ratio (the ratio of consolidated total liability to consolidated tangible net worth) or, in the case of base rate loans, from TD Bank, N.A. base rate plus between 0.50% and 1.50% also depending upon our leverage ratio.

We received a waiver for the period ended September 30, 2008 from TD Bank with respect to our non-compliance with the interest coverage ratio covenant.  The waiver was required due to our provisions for loan and lease losses during the three months ended September 30, 2008.  Under the covenant, we are required to maintain a ratio of consolidated cash flow to consolidated interest expense of not less than 1.15 to 1.0, measured at each quarter end, as further described in the agreement.

Stockholders’ Equity

Stockholders’ equity at September 30, 2008 was $239.1 million and included $29.9 million of net unrealized losses on our CMBS-private placement and other asset-backed portfolio, and $15.3 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2007 was $271.6 million and included $15.7 million of unrealized losses on cash flow hedges and $22.6 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  The decrease in stockholder’s equity during the nine months ended September 30, 2008 was principally due to the decrease in the market value of our available-for-sale securities and on our cash flow hedges.

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
(Back to Index)

(Back to Index)

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$88	$(13,915)	$4,194	$5,360
Adjustments:
Share-based compensation to related parties	(190)	(385)	(729)	(725)
Incentive management fee expense to related parties paid in shares	−	(417)	−	−
Capital loss carryover (utilization)/losses from the sale of securities	−	−	2,000	−
Provisions for loan and lease losses unrealized	2,761	−	14,446	−
Net book to tax adjustments for our taxable foreign REIT subsidiaries	7,034	−	11,271	−
Addback of GAAP loss reserve	−	25,490	−	26,277
Other net book to tax adjustments	(281)	90	(272)	139
Estimated REIT taxable income	$9,412	$10,863	$30,910	$31,051

Amounts per share – diluted	$0.38	$0.44	$1.24	$1.25

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

Liquidity and Capital Resources

Capital Sources

For the nine months ended September 30, 2008, we had both restricted and unrestricted sources of capital funds as follows:

•	Restricted - $158.5 million of principal repayments and sale proceeds on investments held by our CDO issuers and $21.3 million of CDO future funding advances.

•	Unrestricted - $1.7 million from principal repayments on investments held at our term facility.

(Back to Index)

(Back to Index)

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

At October 31, 2008, our liquidity consists of three primary sources:

•	unrestricted cash and cash equivalents of $2.8 million and restricted cash of $11.2 million comprised of $5.3 million in margin call accounts and $5.9 million related to its leasing portfolio;

•
capital available for reinvestment in our five CDO entities of $74.1 million, which is made up of $59.5 million of restricted cash and $14.6 million available to finance future funding commitments on commercial real estate loans; and

•
financing available under existing borrowing facilities of $10.1 million, comprised of $0.1 million of available cash from our three year non-recourse secured financing facility and $10.0 million of unused capacity under its unsecured revolving credit facility.  We also have $40.5 million of unused capacity under a three-year non-recourse commercial real estate repurchase facility, which, however, requires approval of individual repurchase transactions by the repurchase counterparty.

We anticipate that, depending upon market conditions and credit availability, upon repayment of each borrowing under a repurchase agreement, we will immediately use the collateral released by the repayment as collateral for borrowing under a new repurchase agreement to maximize liquidity.  Our leverage ratio may vary as a result of the various funding strategies we use.  As of September 30, 2008 and December 31, 2007, our leverage ratio was 7.2 times and 6.5 times, respectively.  This increase was primarily due to the decrease in fair market value adjustments that are recorded in the statement of stockholders’ equity through accumulated other comprehensive loss due to available-for-sale securities and derivatives and offset by the repayment of repurchase agreements.

Distributions

On September 25, 2008, we declared a quarterly distribution of $0.39 per share of common stock, $9.9 million in the aggregate, which was paid on October 28, 2008 to stockholders of record as of October 6, 2008.

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

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of September 30, 2008.  The table below excludes contractual commitments related to our derivatives, which we discuss in our Annual Report on Form 10-K for fiscal 2007 in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and in “ − Financial Condition  − Hedging Instruments,” above and incentive fees payable under the management agreement that we have with our Manager, which we discuss in our Annual Report on Form 10-K for fiscal 2007 in Item 1 − “Business” and Item 13, “Certain Relationships and Related Transactions” because those contracts do not have fixed and determinable payments.

	Contractual commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year	1 – 3 years		3 – 5 years		More than 5 years
Repurchase agreements (1)	$60,930	$60,930	$	−	$	−	$	−
CDOs	1,519,968	−		318,322		577,616		624,030
Secured term facility	99,938	−		99,938		−		−
Junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities	51,548	−		−		−		51,548
Total borrowings	1,732,384	60,930		418,260		577,616		675,578
Base management fees (2)	4,510	4,510		−		−		−
Total contractual commitments	$1,736,894	$65,440		$418,260		$577,616		$657,578

(1)	Includes accrued interest of $78,000.

(2)	Calculated only for the next 12 months based on our current equity, as defined in our management agreement.

At September 30, 2008, we had 31 interest rate swap contracts with a notional value of $330.2 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of September 30, 2008, the average fixed pay rate of our interest rate hedges was 5.07% and our receive rate was one-month LIBOR, or 3.08%.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance vehicles, special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of September 30, 2008, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

(Back to Index)

(Back to Index)

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008 and December 31, 2007, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

The following sensitivity analysis tables show, at September 30, 2008 and December 31, 2007, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	September 30, 2008
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value		$25,996		$24,590		$6,742
Change in fair value		$1,406	$	−		$(17,848)
Change as a percent of fair value		5.72%				72.58%

Repurchase and warehouse agreements (2)
Fair value		$154,652		$154,652		$154,652
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(27,628)		$(12,833)		$(2,479)
Change in fair value		$(14,795)	$	−		$10,354
Change as a percent of fair value		N/M		−		N/M

	December 31, 2007
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value		$28,756		$27,154		$11,519
Change in fair value		$1,602	$	−		$(15,635)
Change as a percent of fair value		5.90%		−		57.58%

Repurchase and warehouse agreements (2)
Fair value		$207,908		$207,908		$207,908
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(33,731)		$(18,040)		$(3,234)
Change in fair value		$(15,691)	$	−		$14,806
Change as a percent of fair value		N/M		−		N/M

(1)	Includes the fair value of other available-for-sale investments that are sensitive to interest rate changes.

(2)	The fair value of the repurchase agreements and warehouse agreements would not change materially due to the short-term nature of these instruments.

For purposes of the tables, we have excluded our investments with variable interest rates that are indexed to LIBOR.  Because the variable rates on these instruments are short-term in nature, we are not subject to material exposure to movements in fair value as a result of changes in interest rates.

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)
I
PART II.  OTHER INFORMATION

TEM 6.                      EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (1)
4.1	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.2	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., as Trustee, dated May 25, 2006. (2)
4.3	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
4.4	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated May 25, 2006. (2)
4.5	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., as Trustee, dated September 29, 2006. (3)
4.6
Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated September 29, 2006. (3)

4.7	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated September 29, 2006. (3)
4.8	Form of Warrant to Purchase Common Stock (1)
10.1	First Amendment to Master Repurchase Agreement between RCC Real Estate SPE 3, LLC and Natixis Real Estate Capital, dated September 25, 2008. (4)
10.2	Second Amendment to Guaranty made by Resource Capital Corp as guarantor, in favor of Natixis Real Estate Capital, Inc., dated September 25, 2008. (4)
10.3	Agreement between David Bloom and Resource America, Inc. dated December 26, 2007. (5)
10.4	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (6)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2008.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 18, 2008.

(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(Back to Index)

(Back to Index)
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: November 10, 2008	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: November 10, 2008	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer