Form 10-K
period 2008-12-31
Resource Capital Corp.
filed 2009-03-16
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $125,340,291.

The number of outstanding shares of the registrant’s common stock on March 2, 2009 was 24,819,046 shares.

DOCUMENTS INCORPORATED BY REFERENCE
[None]
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

(Back to Index)

(Back to Index)
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

PART I

ITEM 1.                      BUSINESS

General

We are a specialty finance company that focuses primarily on commercial real estate and commercial finance.  We are organized and conduct our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.  We invest in a combination of commercial real estate debt and other real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets.  We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and to mitigate interest rate risk through derivative instruments.

We are externally managed by Resource Capital Manager, Inc., which we refer to as the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for its own account and for outside investors in the commercial finance, real estate, and financial fund management sectors.  As of December 31, 2008, Resource America managed approximately $17.5 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

(Back to Index)

(Back to Index)

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
•    Senior secured corporate loans, which we refer to as bank loans

•    Other asset-backed securities, which we refer to as other ABS,

•    Equipment leases and notes, principally small- and middle-ticket commercial direct financing leases and notes

•    Debt tranches of collateralized debt obligations, which we refer to as CDOs

Beginning in the second half of 2007, there have been unprecedented disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the U.S. real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets.  These conditions have had, and we expect will continue to have, an adverse effect on us and companies we finance.  During the years ended December 31, 2008 and 2007, we recorded provisions for loan and lease losses of $46.2 million and $6.2 million, respectively.  We also recorded $26.3 million in asset impairments during the year ended December 31, 2007.  In addition, we recorded losses through other comprehensive income of $46.9 million and $22.6 million on our CMBS-private placement portfolio as of December 31, 2008 and 2007, respectively, all as a result of the unprecedented disruptions in the credit markets.

The events occurring in the credit markets have impacted our financing strategies.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio has largely disappeared.  While we were able to sponsor two new securitizations in 2007, we expect our ability to sponsor new securitizations will be severely limited, if not gone for the foreseeable future.  The availability of short-term financing through warehouse lines of credit and repurchase agreements has contracted severely as a result of the increased volatility in the valuation of assets similar to those we originate.  These events have impacted (and we expect will continue to impact) our ability to grow and finance our business on a long-term, match-funded basis and our ability to build our investment portfolio securities.

Beginning in the second half of 2007 and continuing throughout 2008, we have focused on managing our exposure to liquidity risks primarily by reducing our exposure to possible margin calls under repurchase agreements and seeking to conserve our liquidity.  As a result, we have substantially reduced our repurchase agreement debt to $17.1 million at December 31, 2008 from $116.4 million at December 31, 2007.  We have continued to manage our liquidity and originate new assets primarily through capital recycling as payoffs occur and through existing capacities within our completed securitizations.  While we recorded significant allowances for loan and lease loss reserves as a result of the developments in the credit markets resulting in a net loss during 2008, we declared common dividends of $1.60 per share on estimated REIT taxable income of $1.57 per share.

(Back to Index)

(Back to Index)
          We calculate our distributions to our shareholders based on our estimate of our REIT taxable income, which may vary greatly from our net income calculated in accordance with U.S. generally accepted accounting principles, or GAAP. We expect that our REIT taxable income will be comprised primarily of our net investment income and our fee income.  We expect that our REIT taxable income will be greater than our GAAP net income primarily because asset impairments and provisions for loan and lease losses are not deductible until realized for tax purposes as well as net book to tax adjustments for our taxable foreign REIT subsidiaries and fee income received by our taxable REIT subsidiaries, or TRSs, that is dividended to us and included in our REIT taxable income but deferred or eliminated for GAAP purposes.  For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Business Strategy

The core components of our business strategy are:

Managing our investment portfolio.  As of December 31, 2008, we managed $1.9 billion of assets, including $1.7 billion of assets held in CDOs.  The core of our management process is credit analysis which we use to actively monitor our existing investments and as a basis for evaluating new investments.  Senior management of our Manager and Resource America has extensive experience in underwriting the credit risk associated with our targeted asset classes, and conducts detailed due diligence on all credit-sensitive investments, including the use of proprietary credit stratifications and collateral stresses.  After making an investment, the Manager and Resource America engage in active monitoring of our investments for early detection of troubled and deteriorating securities.  If a default occurs, we will use our senior management team’s asset management skills to mitigate the severity of any losses, and we will seek to optimize the recovery from assets if we foreclose upon them.

Managing our interest rate and liquidity risk.  We generally seek to manage interest rate and liquidity risk so as to reduce the effects of interest rate changes on us.  On our long-term financing we seek to match the maturity and repricing dates of our investments with the maturities and repricing dates of our financing.  Historically, we have used CDO vehicles structured for us by our Manager to achieve this goal.  Currently, we finance new investments through existing capacity in our CDOs or through cash available from principal repayments on or payoffs of existing investments.  We also seek to mitigate interest rate risk through derivative instruments.

Historically, we have managed our interest rate and liquidity risk on our short-term financing, principally repurchase agreements, by limiting the amount of our financial exposure under the facilities to either a stated investment amount or a fixed guaranty amount.  During the past 18 months, we have managed these risks by substantially reducing the amount of our short-term financing.  As of December 31, 2008, we had $17.1 million of outstanding short term debt.

Investment in real estate and commercial finance assets.  We expect to continue to invest in commercial real estate whole loans, B notes, mezzanine debt, CMBS rated below AAA by Standard & Poors, or S&P, commercial finance assets, including bank loans, and to a lesser extent, direct financing leases and notes, subject to the availability of investment funds and financing.  Our equity at December 31, 2008 was invested 72% in commercial real estate loans, 25% in commercial bank loans and 3% in direct financing lease and notes.  In 2009, we expect to recycle capital within our CDO structures to make a limited amount of new investments to replace loans that have been paid down or paid off and to replace loans that may be sold.

Diversification of investments.  We seek to manage our investment risk by maintaining a diversified portfolio of real estate-related and commercial finance assets.  As funds become available for investment or reinvestment, we seek to maintain that diversification while allocating our capital to those sectors that we believe are the most economically attractive.  The percentage of assets that we may invest in certain of our targeted asset classes is subject to the federal income tax requirements for REIT qualification and the requirements for exclusion from Investment Company Act regulation.

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

Financing policies.  We have used leverage in order to increase potential returns to our stockholders and for financing our portfolio.  We do not speculate on changes in interest rates.  While we have identified our leverage targets for each of our targeted asset classes, our investment policies require no minimum or maximum leverage and our investment committee has the discretion, without the need for further approval by our board of directors, to increase the amount of leverage we incur above our targeted range for individual asset classes.

(Back to Index)

(Back to Index)
We have historically used borrowing and securitization strategies, substantially through CDOs, to accomplish our long-term match funding, financing strategy.  However, the developments in the credit markets, particularly since the second half of 2007, have significantly limited our ability to execute our long term financing strategy.  In the foreseeable future, we will seek to finance our investments through investing restricted cash and reinvesting loan repayments received under our current securitized financings, and to a lesser extent, bank lines of credit and other methods that preserve our capital.

Hedging and interest rate management strategy.  We use derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings.  Under the federal income tax laws applicable to REITs, we generally will be able to enter into certain transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, provided that our total gross income from such hedges and other non-qualifying sources must not exceed 25% of our total gross income.  These hedging transactions may include interest rate swaps, collars, caps or floors, puts and calls and options.

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

Our Investment Strategy

The following table describes certain characteristics of our commercial real estate loans, bank loans, CMBS, other ABS and direct financing leases and notes as of December 31, 2008 (dollars in thousands):

	Amortized cost	Estimated fair value (1)	Percent of portfolio	Weighted average coupon
Loans Held for Investment
Commercial real estate loans:
Mezzanine loans	$210,733	$197,458	13.0%	5.46%
B notes	89,069	88,529	5.8%	6.21%
Whole loans	519,337	519,524	34.2%	7.25%
Bank loans	937,507	582,416	38.3%	5.13%
	1,756,646	1,387,927	91.3%
Investments in Available-for-Sale Securities
CMBS	70,458	29,215	1.9%	4.36%
Other ABS	5,665	45	0.0%	−%
	76,123	29,260	1.9%
Investments in direct financing leases and notes	105,116	104,015	6.8%	9.35%
Total portfolio/weighted average	$1,937,885	$1,521,202	100.0%	6.21%

(1)
The fair value of our investments represents our management’s estimate of the price that a market participant would pay seller for such assets.  Management bases this estimate on the underlying interest rates and credit spreads for fixed-rate securities and, to the extent available, quoted market prices.

Commercial Real Estate-Related Investments

Whole loans.  We originate first mortgage loans, or whole loans, directly to borrowers.  The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with the borrowers.  We may create senior tranches of a loan, consisting of an A note (described below), B notes (described below), mezzanine loans or other participations, which we may hold or sell to third parties.  We do not obtain ratings on these investments.  Our whole loan investments have loan to value, or LTV, ratios of up to 80%.  We expect to hold our whole loans to their maturity.

(Back to Index)

(Back to Index)

Senior interests in whole loans (A notes).  We invest in senior interests in whole loans, referred to as A notes, either directly originated or purchased from third parties.  A notes are loans that, generally, consist of senior participations in, or a senior tranche within a first mortgage.  We do not obtain ratings on these investments.  Our A note investments have LTV ratios of up to 70%.  We expect to hold our A note investments to their maturity.

Subordinate interests in whole loans (B notes).  We invest in subordinate interests in whole loans, referred to as B notes, which we either directly originate or purchase from third parties.  B notes are loans secured by a first mortgage and subordinated to an A note.  The subordination of a B note is generally evidenced by an intercreditor or participation agreement between the holders of the A note and the B note.  In some instances, the B note lender may require a security interest in the stock or partnership interests of the borrower as part of the transaction.  B note lenders have the same obligations, collateral and borrower as the A note lender, but typically are subordinated in recovery upon a default to the A note lender.  B notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A note.  We do not obtain ratings on these investments.  Our B note investments have LTV ratios of between 55% and 80%.  Typical B note investments will have terms of three years to five years, and are generally structured with an original term of up to three years, with one year extensions that bring the loan to a maximum term of five years.  We expect to hold our B note investments to their maturity.

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

Mezzanine financing.  We invest in mezzanine loans that are senior to the borrower’s equity in, and subordinate to a first mortgage loan on, a property.  These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly own the real property.  In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property.  We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property.  Our mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment.  Our mezzanine investments have LTV ratios between 65% and 90%.  We expect the stated maturity of our mezzanine financings to range from three to five years.  Mezzanine loans may have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms.  We expect to hold these investments to maturity.

(Back to Index)

(Back to Index)
           The following charts describe the loan type, property type and the geographic breakdown of our commercial real estate loan portfolio as of December 31, 2008 (based on par value):

Loan Type

Property Type

Geographic by State

As these charts demonstrate, our portfolio contains a diversified mix of property types with approximately 94% of the portfolio focus on four types, Multifamily 30%, Office 23%, Hotel 27% and Retail 14%.

Our geographic mix includes approximately 38% in California, or CA, which we split into Southern (21%) and Northern (17%) regions.  Within the Southern CA region, we have 84% of our portfolio in whole loans and 83% in four property types, Hotel 48%, Office 16%, Retail 12% and Multifamily 7%.  Within the Northern CA region, we have 89% of our portfolio in whole loans and 89% in two property types, Multifamily 73% and Retail 16%.  As noted in these statistics, this portfolio is made up primarily of whole loans where we are able to better control the structure of the loan and maintain a direct lending relationship with the borrower.  We view the investment and credit strategy as being adequately diversified across property type and loan type across both the Southern and Northern CA regions.

CMBS.  We invest in CMBS, which are securities that are secured by or evidence interests in a pool of mortgage loans secured by commercial properties.  These securities may be senior or subordinate and may be either investment grade or non-investment grade.  The majority of our CMBS investments have been rated by at least one nationally recognized rating agency.

(Back to Index)

(Back to Index)
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

Residential Real Estate-Related Investments

Historically, we had invested in agency RMBS and non-agency ABS-RMBS portfolios.  We sold our agency RMBS portfolio in September 2006.  We sold 10% of the equity invested in an ABS-RMBS portfolio in November 2007 and wrote down the investment materially in September 2007.  As a result of the sale, we deconsolidated the variable interest entity that owned the portfolio in the quarter ended December 31, 2007 and recovered the balance of our remaining investment in 2008.  We do not anticipate investing in agency RMBS or non-agency RMBS for the foreseeable future.

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

(Back to Index)

(Back to Index)
The following chart describes the industry breakdown of our bank loans as of December 31, 2008 (based on par value):

Bank Loans by Industry

(1)	All other is made up of the following industries (by percentage):
CDO	3.1%
Telecommunications	3.0%
Beverage, food and tobacco	2.9%
Diversified/conglomerate manufacturing	2.8%
Aerospace and defense	2.6%
Personal and nondurable consumer products	2.4%
Buildings and real estate	2.2%
Containers, packaging and glass	2.2%
Personal transportation	2.2%
Electronics	2.0%
Ecological	2.0%
Cargo transport	0.7%
Personal and nondurable consumer products	0.7%
Textiles and leather	0.6%
Mining, steel, iron and non-precious metals	0.6%
Machinery (non-agriculture, non-construction, non-electronic)	0.5%
Insurance	0.3%
Farming and agriculture	0.3%
Home and office furnishings, housewares and durable consumer products	0.2%
Diversified natural resources, precious metals and minerals	0.3%

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

(Back to Index)

(Back to Index)
The following charts describe the industry and the geographic breakdown of our equipment leases and notes as of December 31, 2008 (based on par value):

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

Competition

See “Risk Factors” - “Risks Relating to Our Business”

(Back to Index)

(Back to Index)
Management Agreement

We have a management agreement with the Manager and Resource America under which the Manager provides the day-to-day management of our operations. The management agreement requires the Manager to manage our business affairs in conformity with the policies and the investment guidelines established by our board of directors.  The Manager’s role as manager is under the supervision and direction of our board of directors.  The Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities, and providing us with investment advisory services.  The Manager receives fees and is reimbursed for its expenses as follows:

•
A monthly base management fee equal to 1/12th of the amount of our equity multiplied by 1.50%.  Under the management agreement, ‘‘equity’’ is equal to the net proceeds from any issuance of shares of common stock less offering related costs, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts we have paid for common stock repurchases.  The calculation is adjusted for one-time events due to changes in accounting principles generally accepted in the United States, which we refer to as GAAP, as well as other non-cash charges, upon approval of our independent directors.

•
Incentive compensation calculated as follows: (i) twenty-five percent (25%) of the dollar amount by which (A) our Adjusted Operating Earnings (before Incentive Compensation but after the Base Management Fee) for such quarter per Common Share (based on the weighted average number of Common Shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the Common Shares in the initial offering by us and the prices per share of the Common Shares in any subsequent offerings by us, in each case at the time of issuance thereof, multiplied by (2) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of Common Shares outstanding during such quarter subject to adjustment; to exclude events pursuant to changes in GAAP or the application of GAAP, as well as non-recurring or unusual transactions or events, after discussion between the Manager and the Independent Directors and approval by a majority of the Independent Directors in the case of non-recurring or unusual transactions or events.

•	Reimbursement of out-of-pocket expenses and certain other costs incurred by the Manager that relate directly to us and our operations.

Incentive compensation will be paid quarterly.  Up to seventy-five percent (75%) of the incentive compensation will be paid in cash and at least twenty-five percent (25%) will be paid in the form of a stock award.  The Manager may elect to receive more than 25% of its incentive compensation in stock.  All shares are fully vested upon issuance.  However, the Manager may not sell such shares for one year after the incentive compensation becomes due and payable unless the management agreement is terminated.  Shares payable as incentive compensation are valued as follows:

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

The current term of the management agreement expires on March 31, 2009.  The management agreement will automatically renew for a one-year term on that date and each anniversary date thereafter.  Our board of directors will review the Manager’s performance annually.  The management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our board of directors must provide 180 days’ prior notice of any such termination.  The Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

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

(Back to Index)

(Back to Index)
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

We believe that RCC Real Estate, Inc., the subsidiary that as of December 31, 2008 held all of our commercial real estate loan assets, is excluded from Investment Company Act regulation under Sections 3(c)(5)(C) and 3(c)(6), provisions designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.  To qualify for this exclusion, at least 55% of RCC Real Estate’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act, which we refer to as “qualifying real estate assets.”  Moreover, 80% of RCC Real Estate’s assets must consist of qualifying real estate assets and other real estate-related assets.  RCC Real Estate has not issued, and does not intend to issue, redeemable securities.

We treat our investments in whole mortgage loans, specific types of B notes and specific types of mezzanine loans as qualifying real estate assets for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the SEC or its staff. We believe that SEC staff guidance allows us to treat B notes as qualifying real estate assets where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A note in the event of a default on the mortgage loan.  We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as qualifying real estate assets where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral, and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property is set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan.  If the SEC staff provides guidance that these investments are not qualifying real estate assets, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate.  Historically, we have held “whole pool certificates” in mortgage loans, although, at December 31, 2008, we had no whole pool certificates in our portfolios.  We consider whole pool certificates to be qualifying real estate assets.  A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans.  By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test.  We do not expect that investments in CDOs, other ABS, bank loans, equipment leases and notes, trust preferred securities and private equity will constitute qualifying real estate assets.  Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets.  Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of RCC Real Estate’s assets.

(Back to Index)

(Back to Index)
To the extent RCC Real Estate holds its commercial real estate loan assets through wholly-owned CDO subsidiaries, RCC Real Estate also intends to conduct its operations so that it will not come within the definition of an investment company set forth in Section 3(a)(1)(C) of the Investment Company Act because less than 40% of the value of its total assets on an unconsolidated basis will consist of “investment securities,” which we refer to as the 40% test.  “Investment securities” exclude U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.  Certain of the wholly-owned CDO subsidiaries of RCC Real Estate rely on Section 3(c)(5)(C) for their Investment Company Act exemption, with the result that RCC Real Estate’s interests in the CDO subsidiaries do not constitute “investment securities” for the purpose of the 40% test.

Our other subsidiaries, RCC Commercial, Inc. and Resource TRS, Inc. do not qualify for the Section 3(c)(5)(C) exclusion.  However, we believe they qualify for exclusion under either Section 3(c)(1) or 3(c)(7).  As required by these exclusions, we will not allow either entity to make, or propose to make, a public offering of its securities.  In addition, with respect to those subsidiaries for which we rely upon the Section 3(c)(1) exclusion, and as required thereby, we limit the number of holders of their securities to not more than 100 persons calculated in accordance with the attribution rules of Section 3(c)(1) and, with respect to those subsidiaries for which we rely on the Section 3(c)(7) exclusion, and as required thereby, we limit ownership of their securities to “qualified purchasers.”  If we form other subsidiaries, we must ensure that they qualify for an exemption or exclusion from regulation under the Investment Company Act.

Moreover, we must ensure that Resource Capital Corp. itself qualifies for an exclusion from regulation under the Investment Company Act. We will do so by monitoring the value of our interests in our subsidiaries.  At all times, we must ensure that Resource Capital Corp. meets the 40% test.  Our interest in RCC Real Estate does not constitute an “investment security” for purposes of the 40% test, but our interest in RCC Commercial does, and our interest in Resource TRS may in the future, constitute “investment securities.”  Accordingly, we must monitor the value of our interest in these two subsidiaries to ensure that the value of our interests in them never exceeds 40% of the value of our total assets.

We have not received, nor have we sought, a no-action letter from the SEC regarding how our investment strategy fits within the exclusions from regulation under the Investment Company Act.  To the extent that the SEC provides more specific or different guidance regarding the treatment of assets as qualifying real estate assets or real estate-related assets, we may have to adjust our investment strategy.  Any additional guidance from the SEC could further inhibit our ability to pursue our investment strategy.

Employees

We have no direct employees.  Under our management agreement, the Manager provides us with all management and support personnel and services necessary for our day-to-day operations.  We depend upon the Manager and Resource America for personnel and administrative infrastructure.  To provide its services, the Manager draws upon the expertise and experience of Resource America.  As of December 31, 2008, 808 employees were involved in asset management, including 144 asset management professionals and 664 asset management support personnel, respectively.

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

The New York Stock Exchange, or NYSE, requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer provided such certification to the NYSE in 2008 without qualification.  In addition, the certifications of the Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to this report.
(Back to Index)

(Back to Index)
ITEM 1A.                      RISK FACTORS

This section describes material risks affecting our business. In connection with the forward-looking statements that appear in this annual report, you should carefully review the factors discussed below and the cautionary statements referred to in “Forward-Looking Statements.”

Impact of Current Economic Conditions

Continuance of current economic conditions could further harm our financial condition, income and ability to make distributions to our stockholders.

Beginning in mid-2007 and continuing through the date of this report, the financial system in the United States, including credit markets and markets for real estate and real estate-related assets, has been subject to unprecedented turmoil.  This turmoil has resulted in severe limitations on the availability of credit, significant declines in the value of real estate and real estate related assets, impairment of the ability of many borrowers to repay their obligations and illiquidity in the markets for real estate and real estate-related assets.  These events have had significant adverse effects on us including incurrence of impairment charges with respect to investments we hold, significant increases in our provision for loan losses and the unavailability of financing to support new investments.  As a result, our income, our ability to make distributions and the price of our common stock have declined significantly.  Continuation of current economic conditions could further harm our financial condition, income and ability to make distributions to our stockholders.

Actions taken by the U.S. government and governmental agencies may not reverse, or even stabilize, current economic conditions.

In response to current economic and market conditions, the U.S. government and a number of governmental agencies have established or proposed a series of programs designed to stabilize the financial system and credit markets, including programs established pursuant to the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Tax Act of 2009.  We cannot predict whether these programs will have their intended effect, or, if they do, whether they will have a beneficial impact upon our financial condition, income or ability to make distributions to our stockholders.

Risks Related to Our Financing

Our portfolio has been financed in material part through the use of leverage, which may reduce the return on our investments and cash available for distribution.

Our portfolio has been financed in material part through the use of leverage.  Using leverage subjects us to risks associated with debt financing, including the risks that:

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

Financing that we may obtain and financing we have obtained through CDOs, does require us to maintain a specified ratio of the amount of the financing to the value of the assets financed.  A decrease in the value of these assets may lead to margin calls or calls for the pledge of additional assets which we will have to satisfy.  We may not have sufficient funds or unpledged assets to satisfy any such calls.

Under current economic and market conditions we are significantly constrained in our ability to obtain the capital and financing necessary for growth.  As a result, our profitability, ability to make distributions and the market price of our common stock have been harmed. Continuation or further deterioration of current conditions could further harm our profitability, ability to make distributions and the market price of our common stock.

(Back to Index)

(Back to Index)
We depend upon the availability of adequate funding and capital for our operations.  Our ability to obtain financing or capital has been significantly constrained as a result of current economic and market conditions, which has impaired our profitability, our ability to make distributions and the market price of our common stock.  Moreover, as a REIT, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments.  While the newly-promulgated Rev. Proc. 2008-68, allows us to satisfy this requirement by distributing common shares for up to 90% of the amount of a required distribution, such regulatory relief is currently only available for 2009.  Moreover, although Resource TRS, our TRS, may retain earnings as new capital, we are subject to REIT qualification requirements which limit the relative value of TRS stock and securities to the other assets owned by a REIT.  Consequently, we depend upon the availability of financing and additional capital to provide us with the funding necessary to permit growth.  Continuation or further deterioration of current economic and market conditions could further impair our profitability, ability to make distributions and the market price of our common shares.  Moreover, even if funding or capital were availability, we cannot assure you that it would be on acceptable terms.

Historically, we have financed most of our investments through CDOs and have retained the equity. CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

We have financed most of our investments through CDOs in which we retained the equity interest.  Depending on market conditions, credit availability, and resolution of current credit market conditions, we may seek to use CDOs to finance our investments in the future.  The equity interests of a CDO are subordinate in right of payment to all other securities issued by the CDO.  The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and other expenses.  However, there will be little or no income available to the CDO equity if there are excessive defaults by the issuers of the underlying collateral which would significantly reduce the value of that interest.  Reductions in the value of the equity interests we have in a CDO, if we determine that they are other than temporary, will reduce our earnings.  In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

If our CDO financings fail to meet their performance tests, including over-collaterization requirements, our net income and cash flow from these CDOs will be eliminated.

Our CDOs generally provide that the principal amount of their assets must exceed the principal balance of the related securities issued by them by a certain amount, commonly referred to as “over-collateralization.”   The CDO terms provide that, if delinquencies and/or losses exceed specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the securities issued by the CDO issuer, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels.  In addition, a failure by a CDO to satisfy an over-collateralization test typically results in accelerated distributions to the holders of the senior debt securities issued by the CDO entity. Our equity holdings and, when we acquire debt interests in CDOs, our debt interests, if any, are subordinate in right of payment to the other classes of debt securities issued by the CDO entity.  Accordingly, if overcollateralization tests are not met, distributions on the subordinated debt and equity we hold in these CDOs will cease, resulting in a substantial reduction in our cash flow.  Other tests (based on delinquency levels or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CDO entity.  Although at December 31, 2008, all of our CDOs met their performance tests, we cannot assure you that our CDOs will satisfy the performance tests in the future.

If any of our CDOs fails to meet collateralization tests relevant to the most senior debt issued and outstanding by the CDO issuer, an event of default may occur under that CDO.  If that occurs, our Manager’s ability to manage the CDO likely would be terminated and our ability to attempt to cure any defaults in the CDO would be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in those CDOs for an indefinite time.

If we issue debt securities, the terms may restrict our ability to make cash distributions, require us to obtain approval to sell our assets or otherwise restrict our operations in ways which could make it difficult to execute our investment strategy and achieve our investment objectives.

Any debt securities we may issue in the future will likely be governed by an indenture or other instrument containing covenants restricting our operating flexibility.  Holders of senior securities may be granted the right to hold a perfected security interest in certain of our assets, to accelerate payments due under the indenture if we breach financial or other covenants, to restrict distributions, and to require approval to sell assets.  These covenants could limit our ability to operate our business or manage our assets effectively.  Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock.  We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities.
(Back to Index)

(Back to Index)
Depending upon market conditions, we may in the future seek financing through CDOs, which would expose us to risks relating to the accumulation of assets for use in the CDOs.

Historically, we have financed a significant portion of our assets through the use of CDOs, and have accumulated assets for these financings through short-term credit facilities, typically repurchase agreement facilities.  Depending upon market conditions, we may seek similar financing arrangements in the future.  These arrangements could expose us to a number of credit risks, including the following:

•
If we accumulate assets for a CDO on a short-term credit facility and do not complete the CDO financing, or if a default occurs under the facility, the short-term lender will sell the assets and we would be responsible for the amount by which the original purchase price of the assets exceeds their sale price, up to the amount of our investment or guaranty.

•
An event of default under one short-term facility may constitute a default under other credit facilities we may have, potentially resulting in asset sales and losses to us, as well as increasing our financing costs or reducing the amount of investable funds available to us.

•
We may be unable to acquire a sufficient amount of eligible assets to maximize the efficiency of a CDO issuance, which would require us to seek other forms of term financing or liquidate the assets.  We may not be able to obtain term financing on acceptable terms, or at all, and liquidation of the assets may be at prices less than those we paid, resulting in losses to us.

•
Using short-term financing to accumulate assets for a CDO issuance may require us to obtain new financing as the short-term financing matures.  Residual financing may not be available on acceptable terms, or at all.  Moreover, an increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the income on our assets and the cost of our borrowings.  This would reduce returns on our assets, which would reduce earnings and, in turn, cash available for distribution to our stockholders.

•
We will lose money on our repurchase transactions if the counterparty to the transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of the term or if we default on our obligations under the repurchase agreements.

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

(Back to Index)

(Back to Index)
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

We have entered and may in the future enter into hedging instruments that require us to fund cash payments under certain circumstances, for example, upon the early termination of the instrument caused by an event of default or other early termination event, or the decision by a counterparty to request additional collateral for margin it is contractually owed under the terms of the instrument.  The amount due would be equal to the unrealized loss of the open positions with the counterparty and could also include other fees and charges.  These liabilities will be reflected in our consolidated balance sheet, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Approximately 74% of our hedging arrangements are with a single counterparty and, as a consequence, our hedging strategy may fail if that counterparty defaults in its obligations.

As of December 31, 2008, approximately 74% of our outstanding hedges, with a notional amount of $239.1 million, were with Credit Suisse International, or CS.  Were CS to default in its obligations under these hedging arrangements, we would lose the hedge protection for which we had contracted which, depending upon market conditions, could result in significant losses to us.  We cannot assure you that we could replace the defaulted hedges or that the terms of any replacement hedges we could obtain would be on similar terms, or as to the cost to us of obtaining replacement hedges.
(Back to Index)

(Back to Index)
Risks Related to Our Operations

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

We depend upon information systems to conduction our operations.  Systems failures could significantly disrupt our business.

Our business depends on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our activities which could harm our operating results, cause the market price of our common stock to decline and reduce our ability to make distributions.

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

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy.  Adverse economic conditions could harm the value of some or all of the investments in our portfolio or the securities markets in general which could harm our operating results and revenues and may result in the volatility of the value of our securities.

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

(Back to Index)

(Back to Index)
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

We maintain an allowance for loan and lease losses to provide for loan defaults and non-performance by borrowers of their obligations.  Our allowance for loan and lease losses may not be adequate to cover actual or estimated future loan and lease losses and future provisions for loan and lease losses could materially and adversely affect our operating results.  Our allowance for loan and lease losses is based on prior experience, as well as an evaluation of risks in the current portfolio.  However, losses may exceed our current estimates.  The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers’ creditworthiness and the value of collateral securing loans and leases.  Additionally, if we seek to expand our loan and lease portfolios, we may need to make provisions for loan and lease losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of portfolio. While we believe that our allowance for loan and lease losses is adequate to cover our anticipated losses, we cannot assure you that will continue to be the case or that we will not further increase the allowance for loan and lease losses.  This occurrence could materially affect our earnings.

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

Risks Related to Our Investments

Declines in the market values of our investments may reduce periodic reported results, credit availability and our ability to make distributions.

We classify a substantial portion of our assets for accounting purposes as “available-for-sale.”  As a result, changes in the market values of those assets are directly charged or credited to stockholders’ equity.  A decline in these values will reduce the book value of our assets.  Moreover, if the decline in value of an available-for-sale asset is other than temporary, we must record the decline as an asset impairment which will reduce our earnings.  As a result of market conditions, our “available-for-sale” investments have declined $36.2 million in value, since December 31, 2007. All of that decline has been deemed temporary.

A decline in the market value of our assets may also adversely affect us in instances where we have borrowed money based on the market value of those assets.  If the market value of those assets declines, the lender may require us to post additional collateral to support the loan.  If we were unable to post the additional collateral, we would have to sell the assets under adverse market conditions, which would reduce our earnings and, in turn, cash available to make distributions.

(Back to Index)

(Back to Index)
Increases in interest rates and other factors could reduce the value of our investments, result in reduced earnings or losses and reduce our ability to pay distributions.

A significant risk associated with our investment in commercial real estate-related loans, CMBS and other debt instruments is the risk that either or both of long-term and short-term interest rates increase significantly.  If long-term rates increase, the market value of our assets would decline.  Even if assets underlying investments we may own in the future are guaranteed by one or more persons, including government or government-sponsored agencies, those guarantees do not protect against declines in market value of the related assets caused by interest rate changes.  At the same time, because of the short-term nature of the financing we have historically used to acquire our investments, an increase in short-term interest rates would increase our interest expense, reducing our net interest spread.  This could result in reduced profitability and distributions.

Investing in mezzanine debt and mezzanine or other subordinated tranches of CMBS, bank loans and other ABS involves greater risks of loss than senior secured debt investments.

Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we invest in mezzanine debt and expect to invest in mezzanine or other subordinated tranches of CMBS, bank loans and other ABS.  These types of investments carry a higher degree of risk of loss than senior secured debt investments such as our whole loan investments because, in the event of default and foreclosure, holders of senior liens will be paid in full before mezzanine investors and, depending on the value of the underlying collateral at the time of foreclosure, there may not be sufficient assets to pay all or any part of amounts owed to mezzanine investors.  Moreover, our mezzanine and other subordinate debt investments may have higher LTV ratios than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal.  If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, foreclose on collateral, accelerate maturity or control decisions made in bankruptcy proceedings.  In addition, the prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments because the ability of obligors of instruments underlying the securities to make principal and interest payments may be impaired.  In such event, existing credit support relating to the securities’ structure may not be sufficient to protect us against loss of our principal.

We have historically invested in small- and middle-ticket equipment leases and notes to small- and mid-size businesses which may have greater risks of default than leases or loans to larger businesses.

We have historically invested in small- and middle-ticket equipment leases and notes.  Many of the obligors are small- to mid-size businesses.  As a result, we may be subject to higher risks of lease default than if our obligors were larger businesses.  While we will seek to repossess and re-lease or sell the equipment subject to a defaulted lease or note, we may not be able to do so on advantageous terms.  If an obligor files for protection under the bankruptcy laws, we may experience difficulties and delays in recovering the equipment.  Moreover, the equipment may be returned in poor condition and we may be unable to enforce important lease provisions against an insolvent obligor, including the contract provisions that require the obligor to return the equipment in good condition.  In some cases, an obligor’s deteriorating financial condition may make trying to recover what the obligor owes impractical.  The costs of recovering equipment upon an obligor’s default, enforcing the obligor’s obligations under the lease, and transporting, storing, repairing and finding a new obligor or purchaser for the equipment may be high.  Higher than expected lease defaults will result in a loss of anticipated revenues.  These losses may impair our ability to make distributions and reduce the market price of our common stock.

Private equity investments involve a greater risk of loss than traditional debt financing.

On occasion, we have made private equity investments.  Typically, these investments are subordinate to debt financing and are not secured.  Should the issuer default on our investment, we would only be able to proceed against the entity that issued the private equity in accordance with the terms of the security, and not any property owned by the entity.  In the event of bankruptcy or foreclosure, we would only be able to recoup our investment after any lenders to the entity are paid.  As a result, we may not recover some or all of our investment, which could result in losses.  Moreover, depending upon the existence of a market for the issuer’s securities, the length of time we have held the investment and any rights we may have to require registration under the Securities Act, these investments may be highly illiquid so that we may not be able to sell these investments at times we would like to do so or at prices that reflect our cost or the value of the investment on our financial statements.

(Back to Index)

(Back to Index)
We record some of our portfolio investments at fair value as estimated by our management and, as a result, there will be uncertainty as to the value of these investments.

We currently hold, and expect that we will hold in the future, portfolio investments that are not publicly traded, including the securities of Resource TRS.  The fair value of securities and other investments that are not publicly traded may not be readily determinable.  We value these investments quarterly at fair value as determined under policies approved by our board of directors.  Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have obtained if a ready market for them existed.  The value of our common stock will likely decrease if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Our assets include bank loans and other ABS which will carry higher risks of loss than our real estate-related portfolio.

Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we invest in bank loans and other ABS.  Our bank loan investments or our other ABS investments, which are principally backed by small business and bank loans, may not be secured by mortgages or other liens on assets or may involve higher LTV ratios than our real estate-related investments.  Our bank loan investments, and our ABS backed by loans, involve loans with a par amount of $178.1 million that have an interest-only payment schedule or a schedule that does not fully amortize principal over the term of the loan, which will make repayment of the loan depend upon the borrower’s liquidity or ability to refinance the loan at maturity.  Numerous factors affect a borrower’s ability to repay or refinance loans at maturity, including national and local economic conditions, a downturn in a borrower’s industry, loss of one or more principal customers and conditions in the credit markets.  A deterioration in a company’s financial condition or prospects may be accompanied by a deterioration in the collateral for the bank loan or any ABS backed by such company’s loans.

Risks Related to Our Manager

We depend on the Manager and Resource America and may not find suitable replacements if the management agreement terminates.

We have no employees.  Our officers, portfolio managers, administrative personnel and support personnel are employees of Resource America.  We have no separate facilities and completely rely on the Manager and, because the Manager has no direct employees, Resource America, which has significant discretion as to the implementation of our operating policies and investment strategies.  If our management agreement terminates, we may be unable to find a suitable replacement for them.  Moreover, we believe that our success depends to a significant extent upon the experience of the Manager’s and Resource America’s executive officers and senior portfolio managers, and in particular Edward E. Cohen, Jonathan Z. Cohen, Steven J. Kessler, Jeffrey D. Blomstrom, Joan Sapinsley, David J. Bryant, Thomas C. Elliott, Christopher D. Allen, Gretchen Bergstresser, David Bloom, Crit DeMent and Alan F. Feldman, whose continued service is not guaranteed.  The departure of any of the executive officers or senior portfolio managers could harm our investment performance.

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

(Back to Index)

(Back to Index)

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

Our management agreement does not prohibit the Manager or Resource America from investing in or managing entities that invest in asset classes that are the same as or similar to our targeted asset classes, except that they may not raise funds for, sponsor or advise any new publicly-traded REIT that invests primarily in MBS in the United States.  The Manager’s policies regarding resolution of conflicts of interest may be varied by it if economic, market, regulatory or other conditions make their application economically inefficient or otherwise impractical.  Moreover, our officers, other than our chief financial officer, and the officers, directors and employees of Resource America who provide services to us are not required to work full time on our affairs, and devote significant time to the affairs of Resource America.  As a result, there may be significant conflicts between us, on the one hand, and the Manager and Resource America on the other, regarding allocation of the Manager’s and Resource America’s resources to the management of our investment portfolio.

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
(Back to Index)

(Back to Index)
Risks Related to Real Estate Investments

 The B notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

A B note is a loan typically secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior note secured by the same first mortgage on the same collateral.  As a result, if a borrower defaults, there may not be sufficient funds remaining for B note owners after payment to the senior note owners.  Since each transaction is privately negotiated, B notes can vary in their structural characteristics and risks.  For example, the rights of holders of B notes to control the process following a borrower default may be limited in certain investments.  We cannot predict the terms of each B note investment we will make.  Further, B notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.  B notes also are less liquid than other forms of commercial real estate debt investments, such as CMBS, and, as a result we may be unable to dispose of underperforming or non-performing investments.  The higher risks associated with the subordinate position of our B note investments could subject us to increased risk of loss.

Our real estate debt investments will be subject to the risks inherent in the real estate securing or underlying those investments which could result in losses to us.

Commercial mortgage loans are secured by, and mezzanine loans depend on, the performance of the underlying, multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss, that are greater than similar risks associated with loans made on the security of single-family residential property.  The ability of a borrower to repay a loan secured by or dependent upon an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower.  If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be damaged.  Net operating income of an income producing property can be affected by, among other things:

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

Although we currently hold no residential mortgage loans in our portfolio, in the past our portfolio has included substantial residential mortgage investments.  Residential mortgage loans are subject to risks of delinquency and foreclosure, and risks of loss.  The ability of a borrower to repay these loans depends upon the borrower’s income or assets.  A number of factors, including a national, regional or local economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans.  Economic problems specific to a borrower, such as loss of a job or medical problems, may also impair a borrower’s ability to repay his or her loan.

We risk loss of principal on defaulted mortgage loans we hold to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which would reduce our cash flow from operations.  Foreclosure of a mortgage loan can be an expensive and lengthy process which could reduce our return on the foreclosed mortgage loan. In a bankruptcy of a mortgage loan borrower, the mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy as determined by the bankruptcy court, and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)
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

The obligation of the Manager under the management agreement is to render its services in good faith.  It will not be responsible for any action taken by our board of directors or investment committee in following or declining to follow its advice and recommendations.  Furthermore, as discussed above under “− Risks Related to Our Business,” it will be difficult and costly for us to terminate the management agreement without cause. In addition, we will indemnify the Manager, Resource America and their officers and affiliates for any actions taken by them in good faith.

(Back to Index)

(Back to Index)
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

(Back to Index)

(Back to Index)
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

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may depend on the accuracy of legal opinions or advice rendered or given or statements by the issuers of securities in which we invest, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate level tax.

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

(Back to Index)

(Back to Index)
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

Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  A complex set of rules applies when a distribution is made partially in stock and partially in cash and different shareholders receive different proportions of each.  The Internal Revenue Service, in Revenue Procedure 2009-15, has given guidance with respect to certain stock distributions by publicly traded REITS (and RICs).  That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2009.  It provides that publicly-traded REITS can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met.  These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  We did not use this Revenue Procedure with respect to any distributions for our 2008 taxable year, but may do so for distributions with respect to 2009.

(Back to Index)

(Back to Index)
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

Unless you are a tax-exempt entity, distributions that we make to you generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes.  If the amount we distribute to you exceeds your allocable share of our current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock, which will reduce your basis in your stock but will not be subject to tax. To the extent the amount we distribute to you exceeds both your allocable share of our current and accumulated earnings and profits and your adjusted basis, this excess amount will be treated as a gain from the sale or exchange of a capital asset.  For risks related to the use of uninvested offering proceeds or borrowings to fund distributions to stockholders, see “ − Risks Related to Our Organization and Structure − We have not established a minimum distribution payment level and we cannot assure you of our ability to make distributions in the future.”

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

(Back to Index)

(Back to Index)
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

(Back to Index)

(Back to Index)

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Philadelphia, Pennsylvania:

         We maintain offices through our Manager.  Our Manager maintains executive and corporate offices at One Crescent Drive in the Philadelphia Navy Yard under a lease for 13,484 square feet that expires in May 2019.  Certain of its financial fund management and real estate operations are also located in these offices.  It also leases 21,554 square feet for additional executive office space and for certain of our real estate operations at 1845 Walnut Street, Philadelphia, Pennsylvania.  The Manager sublet a portion of this space to Atlas America, Inc., its former energy subsidiary.  This lease, which expired in May 2008, contains extension options through 2033 and is in an office building in which it owns a 5% equity interest.  The Manager intends to stay in this space and is currently negotiating terms with the landlord.  Our Manager’s commercial finance operations are located in another office building at One Commerce Square, 2005 Market Street, 15th Floor, Philadelphia, Pennsylvania under a lease for 59,448 square feet that expires in August 2013.

New York, New York:
         Our Manager maintains additional executive offices in a 19,590 square foot location (of which a portion is sublet to Atlas America) at 712 5th Avenue, New York, New York under a lease agreement that expires in March 2010.

Other Locations:

         Our Manager’s commercial finance operations owns a 29,500 square foot building at 1720A Crete Street, Moberly, Missouri.  In addition, it maintains various office leases in the following cities:  Omaha, Nebraska; Los Angeles and Santa Ana, California; Denver, Colorado and Columbia, South Carolina.  The Manager also leases office space in London, England for our European operations.

ITEM 3.                      LEGAL PROCEEDINGS

          We are not a party to any material legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders during the fourth quarter of 2008.

(Back to Index)

(Back to Index)
PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
    STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
    SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “RSO” since our initial public offering in February 2006.  The following table sets forth for the indicated periods the high and low prices for our common stock, as reported on the New York Stock Exchange, and the dividends declared and paid during our past two fiscal years:

	High	Low	Dividends Declared
Fiscal 2008
Fourth Quarter	$6.09	$1.74	$0.39	(1)
Third Quarter	$7.63	$4.84	$0.39
Second Quarter	$9.78	$7.21	$0.41
First Quarter	$10.28	$6.00	$0.41

Fiscal 2007
Fourth Quarter	$12.49	$8.14	$0.41
Third Quarter	$14.20	$7.50	$0.41
Second Quarter	$16.85	$13.98	$0.41
First Quarter	$18.78	$14.67	$0.39

(1)	We distributed a regular dividend $0.39 payable on January 28, 2009, for stockholders of record as of December 30, 2008.

We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT, which requires that we distribute at least 90% of our REIT taxable income.  Therefore, we intend to continue to declare quarterly distributions on our common stock.  No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our board of directors seems relevant.

As of March 2, 2009, there were 24,819,046 common shares outstanding held by 136 persons of record.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In accordance with the provisions of the management agreement, on April 30, 2008 and October 31, 2008 we issued 17,839 and 42,239 shares of common stock, respectively, to the Manager.  These shares represented 25% of the Manager’s quarterly incentive compensation fee that accrued for the three months ended March 31, 2008 and for the three months ended September 30, 2008, respectively.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.
(Back to Index)

(Back to Index)
Performance Graph

The following line graph presentation compares cumulative total shareholder returns of our common stock with the Russell 2000 Index and the NAREIT All REIT Index for the period from February 10, 2006 to December 31, 2008.  The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the NAREIT All REIT Index on February 10, 2006, and that all dividends were reinvested.  This data was furnished by the Research Data Group.

For information concerning securities authorized for issuance under our equity compensation plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(Back to Index)

(Back to Index)
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
	As of and for the years ended			As of and for the Period from March 8, 2005 (date operations commenced) to
	December 31,			December 31,
	2008	2007	2006	2005
Consolidated Statement of Operations Data
REVENUES
Net interest income:
Interest income	$134,341	$176,995	$137,075	$61,387
Interest expense	79,619	121,564	101,851	43,062
Net interest income	54,722	55,431	35,224	18,325

OPERATING EXPENSES
Management fees – related party	6,301	6,554	4,838	3,012
Equity compensation − related party	540	1,565	2,432	2,709
Professional services	3,349	2,911	1,881	580
Insurance	641	466	498	395
General and administrative	1,848	1,581	1,428	1,032
Income tax expense	(241)	338	67	−
Total operating expenses	12,438	13,415	11,144	7,728

NET OPERATING INCOME	42,284	42,016	24,080	10,597

OTHER (EXPENSES) REVENUES
Net realized (losses) gains on investments	(1,637)	(15,098)	(8,627)	311
Gain on deconsolidation	−	14,259	−	−
Provision for loan and lease losses	(46,160)	(6,211)	−	−
Asset impairments	−	(26,277)	−	−
Gain on the extinguishment of debt	1,750	−	−	−
Gain on the settlement of loan	574	−	−	−
Other income	115	201	153	−
Total other (loss) revenue	(45,358)	(33,126)	(8,474)	311
NET INCOME (LOSS)	$(3,074)	$8,890	$15,606	$10,908

Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,583	$6,029	$5,354	$17,729
Restricted cash	60,394	119,482	30,721	23,592
Investment securities available-for-sale, pledged as collateral, at fair value	22,466	65,464	420,997	1,362,392
Investment securities available-for-sale, at fair value	6,794	−	−	28,285
Loans, net of allowances of $43.9 million, $5.9 million, $0 and $0	1,712,779	1,766,639	1,240,288	569,873
Direct financing leases and notes, net of allowances of $450,000, $0 and $0 and net of unearned income	104,015	95,030	88,970	23,317
Total assets	1,936,031	2,072,148	1,802,829	2,045,547
Borrowings	1,699,763	1,760,969	1,463,853	1,833,645
Total liabilities	1,749,726	1,800,542	1,485,278	1,850,214
Total stockholders’ equity	186,305	271,606	317,551	195,333

Per Share Data:
Dividends declared per common share	$1.60	$1.62	$1.49	$0.86

Net (loss) income per share − basic	$(0.12)	$0.36	$0.89	$0.71
Net (loss) income per share − diluted	$(0.12)	$0.36	$0.87	$0.71
Weighted average number of shares outstanding − basic	24,757,386	24,610,468	17,538,273	15,333,334
Weighted average number of shares outstanding – diluted	24,757,386	24,860,184	17,881,355	15,405,714

(Back to Index)

(Back to Index)
ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS

The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward looking statements.  Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of certain risks, uncertainties and assumptions associated with those statements.

Overview

We are a specialty finance company that focuses primarily on commercial real estate and commercial finance.  We are organized and conduct our operations to qualify as a REIT under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.  We invest in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets.  We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and to mitigate interest rate risk through derivative instruments.

We are externally managed by Resource Capital Manager, Inc., which we refer to as the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for its own account and for outside investors in the commercial finance, real estate, and financial fund management sectors.  As of December 31, 2008, Resource America managed approximately $17.5 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

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

Ongoing problems in real estate and credit markets continue to impact our operations, particularly our ability to generate capital and financing to execute our investment strategies.  These ongoing problems have affected our earnings on a GAAP basis as we have increased our provision for loan and lease losses to reflect these conditions.  We have also determined that the market valuation for CMBS and other ABS in our investment portfolio has been temporarily impaired.  While we believe we have appropriately valued the assets in our investment portfolio at December 31, 2008, we cannot assure you that further impairment will not occur or that our assets will otherwise not be adversely effected by market conditions.

The events occurring in the credit markets have impacted our financing and investing strategies.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio has largely disappeared.  Since our sponsorship in June 2007 of Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, we have not sponsored any new securitizations and we do not expect to be able to sponsor new securitizations for the foreseeable future.  As a result, our ability to originate and finance new investments has been significantly diminished.  Short-term financing through warehouse lines of credit and repurchase agreements has become less available and reliable as increasing volatility in the valuation of assets similar to those we originate has increased the risk of margin calls.  To reduce our exposure to margin calls or facility terminations, we have paid down repurchase agreement borrowings that finance commercial real estate loans and other securities that we hold.  In addition, we have funded margin calls related to our interest rate derivatives of $3.7 million and $605,000 during the three months and year ended December 31, 2008, respectively.

(Back to Index)

(Back to Index)
Beginning in the second half of 2007, we have focused on managing our exposure to liquidity risks primarily by reducing our exposure to possible margin calls under repurchase agreements, seeking to conserve our liquidity.  We have continued to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations.  As a result of commercial real estate loan repayments for the year ended December 31, 2008, we were able to shift loans, available-for-sale securities, and commercial real estate CDO notes from our commercial real estate term facility and short term repurchase agreements into our CDO structures, which resulted in the following transfers by category:

•	$130.7 million of commercial real estate loans into our commercial real estate CDO structures from our commercial real estate term facility

•	$17.3 million of commercial real estate CDO notes we owned into RREF CDO 2006-1

•	$5.0 million of available-for-sale securities into our CDO structures

The transfer of assets into our CDOs was offset by the transfer of assets from our CDOs to our commercial real estate term facility, as follows:

•	$11.5 million of commercial real estate loans

•	$12.0 million of available-for-sale securities

These transfers into and out of our CDO structures totaling $176.5 million, resulted in proceeds of $130.3 million, of which a net $74.6 million was used to pay down our commercial real estate term facility, $22.6 million was used to fund purchases of assets from our CDO structures, and the remainder of $33.1 million represented unrestricted cash to us.

In addition to the above transfer activity, during the year ended December 31, 2008 we sold a CMBS security that provided proceeds of $8.0 million.  The combined transfer to/from our CDOs and commercial real estate term facility and sale of the CMBS security resulted in a total of $41.1 million net unrestricted cash to us during the year ended December 31, 2008.

As of December 31, 2008, we had $17.1 million of outstanding repurchase agreements with pledged collateral of $3.9 million of CRE CDO notes and $35.8 million of CRE loans, which was reduced from $116.4 million of outstanding repurchase agreements with pledged collateral of $20.5 million CRE CDO notes, available-for-sale securities of $13.6 million and CRE loans of $156.8 million at December 31, 2007.

We expect to continue to generate net investment income from our current investment portfolio and generate dividends for our shareholders. We continue to seek additional sources of financing, including expanded bank financing, and use of co-investment, participations and joint venture strategies that will enable us to originate investments and generate fee income while preserving capital.

We consolidate variable interest entities, or VIEs, if we determine we are the primary beneficiary, in accordance with Financial Accounting Standards Board, or FASB, Interpretation 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46-R.  During the year ended December 31, 2007, we sold ten percent of our equity investment in one of our CDOs, Ischus CDO II, to an independent third party at market value.  The sale was deemed to be a reconsideration event under FIN 46-R and we determined we were no longer the primary beneficiary based on a discounted cash flow analysis of expected losses and expected residual returns.  Therefore, we deconsolidated Ischus CDO II and recognized income in our investment in Ischus CDO II using the cost recovery method.  At the date of deconsolidation, the value of our investment in Ischus CDO II was $722,000.  From the date of deconsolidation through December 31, 2007, we received $465,000 of distributions leaving a balance of $257,000 at December 31, 2007.  For the three months ended March 31, 2008, $1.3 million of cash receipts were collected and we recognized $997,000 of interest income on this investment which we record on our income statement as interest income – other.  No additional cash has been collected since March 31, 2008.

As of December 31, 2008, we had invested 72% of our portfolio in commercial real estate-related assets 25% in commercial bank loans and 3% in direct financing leases and notes.  As of December 31, 2007, we had invested 75% of our portfolio in commercial real estate-related assets, 24% in commercial bank loans and 1% in direct financing leases and notes.

Results of Operations

Our net loss for the year ended December 31, 2008 was $3.1 million, or ($0.12) per weighted average common share as compared to net income of $8.9 million, or $0.36 per weighted average common share (basic and diluted) for the year ended December 31, 2007 and compared to net income of $15.6 million, or $0.89 per weighted average common share (basic and diluted), for the year ended December 31, 2006.

(Back to Index)

(Back to Index)
Interest Income

The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	As of and for the Years Ended
	December 31,
	2008	2007	2006
Interest income:
Interest income from loans:
Bank loans	$55,106	$70,183	$42,526
Commercial real estate loans	63,936	67,895	28,062
Total interest income from loans	119,042	138,078	70,588

Interest income from securities available-for-sale:
Agency RMBS	−	−	28,825
Non-agency RMBS	−	21,837	24,102
CMBS	−	1,395	1,590
CMBS-private placement	4,425	4,082	87
Other	19	1,496	1,414
Private equity	−	−	30
Total interest income from securities available-for-sale	4,444	28,810	56,048

Leasing	8,180	7,553	5,259

Interest income – other:
Interest rate swap agreements	−	−	3,755
Interest income – other (1)	997	−	−
Temporary investment in over-night repurchase agreements	1,678	2,554	1,424
Total interest income – other	2,675	2,554	5,180
Total interest income	$134,341	$176,995	$137,075

(1)	Represents cash received on our 90% equity investment in Ischus CDO II in excess of our investment. Income on this investment is recognized using the cost recovery method.

	Weighted Average		Weighted Average		Weighted Average
	Rate	Balance	Rate	Balance	Rate	Balance
	Year Ended December 31,		Period Ended December 31,		Period Ended December 31,
	2008 (1)	2008	2007 (1)	2007	2006 (1)	2006
Interest income:
Interest income from loans:
Bank loans	5.63%	$947,753	7.42%	$911,514	7.41%	$565,414
Commercial real estate loans	7.48%	$840,874	8.58%	$781,954	8.55%	$325,301

Interest income from securities available-for-sale:
Agency RMBS	N/A	N/A	N/A	N/A	4.60%	$621,299
Non-agency RMBS	N/A	N/A	7.09%	$303,960	6.76%	$344,969
CMBS	N/A	N/A	5.67%	$24,549	5.65%	$27,274
CMBS-private placement	5.76%	$76,216	6.45%	$61,952	5.46%	$1,564
Other	0.32%	$6,000	6.96%	$21,094	6.69%	$21,232
Private equity	N/A	N/A	N/A	N/A	16.42%	$170

Leasing	8.68%	$94,864	8.71%	$85,092	8.57%	$62,612

Interest income-other:
Interest rate swap agreements	N/A	N/A	N/A	N/A	0.78%	$511,639
Temporary investment in over-night repurchase agreements	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Certain one-time items reflected in interest income have been excluded in calculating the weighted average rate, since they are not indicative of expected future results.

(Back to Index)

(Back to Index)
Year Ended December 31, 2008 as compared to Year Ended December 31, 2007

Interest income decreased $42.7 million (24%) to $134.3 million for the year ended December 31, 2008, from $177.0 million for the year ended December 31, 2007.  We attribute this decrease to the following:

Interest Income from Loans

Interest income from loans decreased $19.0 million (14%) to $119.0 million for the year ended December 31, 2008 from $138.1 million for the year ended December 31, 2007.

Bank loans generated $55.1 million of interest income for the year ended December 31, 2008 as compared to $70.2 million for the year ended December 31, 2007, a decrease of $15.1 million (21%).  This decrease resulted primarily from a decrease in the weighted average rate earned by our bank loans to 5.63% for the year ended December 31, 2008 from 7.42% for the year ended December 31, 2007.  This was principally a result of the decrease in LIBOR which is a reference index for the rates payable on these loans.  The effects of the decrease in the weighted average rate were partially offset by an increase of $36.2 million in the weighted average balance of assets to $947.8 million for the year ended December 31, 2008 from $911.5 million for the year ended December 31, 2007 as a result of the acquisition of investments for our third bank loan CDO, Apidos Cinco CDO which closed in May 2007.  The year ended December 31, 2008 includes a full year of income on the increased asset base.

Commercial real estate loans produced $63.9 million of interest income for the year ended December 31, 2008 as compared to $67.9 million for the year ended December 31, 2007, a decrease of $4.0 million (6%).  This decrease resulted primarily from a decrease in the interest rate on these loans to 7.48% for the year ended December 31, 2008 from 8.58% for the year ended December 31, 2007, primarily due to the decrease in LIBOR which is a reference index for the rates payable on some of these loans. The effects of the decrease in the weighted average rate were partially offset by an increase of $58.9 million in the weighted average balance of loans to $840.9 million from $782.0 million as a result of the accumulation of investments by our second commercial real estate CDO, Resource Real Estate Funding 2007-1, or RREF CDO 2007-1, which closed on June 26, 2007 and had $463.0 million of assets at December 31, 2007.  The year ended December 31, 2008 includes a full year of income on the increased asset base.

Interest Income from Securities Available-for-Sale

Interest income from securities available-for-sale decreased $24.4 million (85%) to $4.4 million for the year ended December 31, 2008 from $28.8 million for the year ended December 31, 2007.  The decrease in interest income from securities available-for-sale resulted principally from the following:

Interest income from our asset-backed securities-residential mortgage-backed securities, or ABS-RMBS, CMBS and other ABS portfolio generated $21.8 million, $1.4 million and $1.5 million, respectively for the year ended December 31, 2007.  No interest income from ABS-RMBS and CMBS was generated during the year ended December 31, 2008.  The other ABS portfolio generated $19,000 for the year ended December 31, 2008.  These decreases are primarily a result of the deconsolidation of Ischus CDO II  on November 13, 2007.

This decrease was partially offset by interest income on our CMBS-private placement portfolio which increased $343,000 (8%) to $4.4 million for the year ended December 31, 2008 from $4.1 million for the year ended December 31, 2007.  The increase is primarily attributed to in increase of $14.3 million in the weighted average balance of these assets to $76.2 million for the year ended December 31, 2008 as compared to $62.0 million for the year ended December 31, 2007 as a result of the accumulation of assets by RREF CDO 2007-1, which closed on June 26, 2007 and had $463.0 million of assets at December 31, 2007.  The year ended December 31, 2008 includes a whole year of income for these assets.  The effects of the increase in the weighted average balance were partially offset by an decrease in the interest rate on these securities to 5.76% for the year ended December 31, 2008 from 6.45% for the year ended December 31, 2007, primarily due to the decrease in LIBOR which is a reference index for the rates payable on some of these securities.

Interest Income - Leasing

Our equipment leasing portfolio generated $8.2 million of interest income for the year ended December 31, 2008 as compared to $7.6 million for the year ended December 31, 2007, an increase of $627,000 (8%).  This increase resulted from the increase of $9.8 million in the weighted average balance of leases to $94.9 million at December 31, 2008 from $85.1 million for the year ended December 31, 2007, primarily from the addition of leases to our portfolio in 2008.

(Back to Index)

(Back to Index)
Interest Income - Other

Interest income-other increased $120,000 (5%) to $2.7 million for the year ended December 31, 2008, as compared to $2.6 million for the year ended December 31, 2007 as a result of an increase in interest income from our cost recovery method investment in Ischus CDO II.  See “− Overview,” above.  We use the cost recovery method to recognize the income on this investment and recognized $997,000 during the three months ended March 31, 2008.  No such additional income was recognized during 2007.  This increase during the year ended December 31, 2008 was partially offset by a decrease in temporary investment income due to lower rates earned on our over-night repurchase agreements.

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

Bank loans generated $70.2 million of interest income for the year ended December 31, 2007 as compared to $42.5 million for the year ended December 31, 2006, an increase of $27.7 million (65%).  This increase resulted primarily from the following:

•
an increase of $346.1 million in the weighted average balance of loans primarily from the accumulation of investments by Apidos Cinco CDO, which closed on May 30, 2007 and had $331.2 million of assets at December 31, 2007.  In addition, 2007 reflects a full year of income for Apidos CDO III which closed on May 9, 2006 while the prior year reflects only a partial year of income.  Apidos CDO III had $270.9 million in assets at December 31, 2007.

Commercial real estate loans produced $67.9 million of interest income for the year ended December 31, 2007 as compared to $28.1 million for the year ended December 31, 2006, an increase of $39.8 million (142%).  This increase resulted from the following:

•
an increase of $456.7 million in the weighted average balance of loans primarily from the accumulation of investments by RREF CDO 2007-1, which closed on June 26, 2007 and had $463.0 million of assets at December 31, 2007.  In addition, 2007 reflects a full year of income for our first commercial real estate CDO, Resource Real Estate Funding 2006-1, or RREF CDO 2006-1, which closed on August 10, 2006 while the prior year reflects only a partial year of income.  RREF CDO 2006-1 had $291.7 million in assets at December 31, 2007; and

•
a $505,000 acceleration of loan origination fees as a result of loan sales that are included as part of interest income for the year ended December 31, 2007.  There was no such acceleration of fees for the year ended December 31, 2006.

This increase was offset by a decrease in the weighted average interest rate on these loans to 8.06% for the year ended December 31, 2007 from 8.26% for the year ended December 31, 2006, primarily due to the interest rates on $421.9 million of whole loans we added during the year ended December 31, 2007.

Interest Income from Securities Available-for-Sale

The increase in interest income from loans was partially offset by a decrease in interest income from securities available-for-sale.  Interest income from securities available-for-sale decreased $27.2 million (49%) to $28.8 million for the year ended December 31, 2007 from $56.0 million for the year ended December 31, 2006.  The decrease in interest income from securities available-for-sale resulted principally from the following:

•
the sale of $125.4 million of our agency ABS-RMBS portfolio in January 2006 and the sale of the remaining $753.1 million of these securities in September 2006.  This portfolio had generated $28.8 million of interest income for the year ended December 31, 2006.  As a result of the sale, we generated no agency ABS-RMBS interest income during the year ended December 31, 2007;

•
our non-agency ABS-RMBS contributed $21.8 million of interest income for the year ended December 31, 2007, as compared to $24.1 million for the year ended December 31, 2006, a decrease of $2.3 million (9%) primarily due to the deconsolidation of Ischus CDO II on November 13, 2007; and

(Back to Index)

(Back to Index)
•
our CMBS contributed $1.4 million of interest income for the year ended December 31, 2007, as compared to $1.6 million for the year ended December 31, 2006, a decrease of $196,000 (12%) for the year ended December 31, 2006 primarily due to the deconsolidation of Ischus CDO II on November 13, 2007.

The decrease was partially offset by the following:

•
our CMBS-private placement portfolio contributed $4.1 million of interest income for the year ended December 31, 2007, as compared to $87,000 for the year ended December 31, 2006, an increase of $4.1 million (4,592%) due to the accumulation of securities in this portfolio beginning in December 2006.

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

The decrease of interest income – other was offset by an increase in our temporary investment income which increased $1.2 million (79%) to $2.6 million for the year ended December 31, 2007 from $1.4 million for the year ended December 31, 2006.  This increase is primarily due to an increase of $1.1 million in sweep income from our two commercial real estate CDOs, RREF CDO 2006-1 and RREF CDO 2007-1.  The year ended December 31, 2007 contains a full year of income for RREF 2006-1 which closed in August 2006 and six months of income for RREF CDO 2007-1 which closed at the end of June 2007.  The year ended December 31, 2006 contains four months of income for RREF CDO 2006-1 and no income for RREF CDO 2007-1.

Interest Expense

Year Ended December 31, 2008 as compared to Year Ended December 31, 2007

The following tables set forth information relating to our interest expense incurred for the periods presented (in thousands, except percentages):

	As of and for the Years Ended
	December 31,
	2008	2007	2006
Interest expense:
Bank loans	$35,165	$52,466	$30,903
Commercial real estate loans	27,924	37,184	14,436
Agency RMBS	−	−	28,607
Non-agency / CMBS / ABS	−	19,794	21,666
CMBS-private placement	163	1,223	83
Leasing	4,357	5,595	3,659
General	12,010	5,302	2,497
Total interest expense	$79,619	$121,564	$101,851

(Back to Index)

(Back to Index)

	Weighted Average		Weighted Average		Weighted Average
	Rate	Balance	Rate	Balance	Rate	Balance
	Year Ended December 31,		Year Ended December 31,		Period Ended December 31,
	2008 (1)	2008	2007 (1)	2007	2006 (1)	2006
Interest expense:
Bank loans	3.82%	$906,000	5.96%	$868,345	5.61%	$535,894
Commercial real estate loans	3.91%	$696,492	6.29%	$582,173	6.42%	$224,844
Agency RMBS	N/A	N/A	N/A	N/A	5.01%	$560,269
Non-agency / CMBS / ABS	N/A	N/A	5.93%	$326,458	5.69%	$376,000
CMBS-private placement	4.34%	$3,597	5.84%	$20,571	5.40%	$1,519
Leasing	4.67%	$89,778	6.68%	$83,405	6.51%	$57,214
General	3.00%	$383,860	9.91%	$51,981	9.52%	$24,916

(1)	Certain one-time items reflected in interest expense have been excluded in calculating the weighted average rate, since they are not indicative of expected future results.

Interest expense decreased $41.9 million (35%) to $79.6 million for the year ended December 31, 2008, from $121.6 million for the year ended December 31, 2007.  We attribute this decrease to the following:

Interest expense on bank loans was $35.2 million for the year ended December 31, 2008, as compared to $52.5 million for the year ended December 31, 2007, a decrease of $17.3 million (33%).  This decrease resulted primarily from a decrease in the weighted average rate on this debt to 3.82% for the year ended December 31, 2008 from 5.96% for the year ended December 31, 2007 as a result of the decrease in LIBOR which is a reference index for the rates payable on these notes.  The effects of the decrease in the weighted average rate were partially offset by an increase of $37.7 million in the weighted average balance of debt to $906.0 million for the year ended December 31, 2008 from $868.3 million for the year ended December 31, 2007 as a result of the closing of Apidos Cinco CDO.  The year ended December 31, 2008 reflects a full year of expense on this portfolio.

Interest expense on commercial real estate loans was $27.9 million for the year ended December 31, 2008, as compared to $37.2 million for the year ended December 31, 2007, a decrease of $9.3 million (25%).  This decrease resulted primarily from a decrease in the weighted average rate on our financings to 3.91% for the year ended December 31, 2008 from 6.29% for the year ended December 31, 2007 primarily due to the decrease in LIBOR which is a reference index for the rates payable on a majority of these borrowings.  The effects of the decrease in the weighted average rate were partially offset by an increase of $114.3 million in the weighted average balance of debt to $696.5 million for the year ended December 31, 2008 from $582.2 million for the year ended December 31, 2007 primarily from the accumulation of investments of our second CRE CDO, RREF CDO 2007-1 which closed on June 26, 2007 and issued $348.9 million of debt at that time.  The year ended December 31, 2008 reflects a full year of expense on this debt.

Non-agency, CMBS and other ABS, which we refer to collectively as ABS, were pooled and financed by Ischus CDO II.  Interest expense related to these obligations was $19.8 million for the year ended December 31, 2007.  There was no such interest expense for the year ended December 31, 2008 due to the deconsolidation of Ischus CDO II on November 13, 2007, discussed in “ − Overview,” above.

Interest expense on CMBS-private placement was $163,000 for the year ended December 31, 2008, as compared to $1.2 million for the year ended December 31, 2007, a decrease of $1.1 (87%) million due the following:

•
A decrease in the weighted average balance of debt of $17.0 million to $3.6 million for the year ended December 31, 2008 from $20.6 for the year ended December 31, 2007 primarily from the reduction in advance rates on our pledged CMBS-private placement collateral, which resulted in $15.8 million in pay-downs on the related repurchase agreement debt.

•
A decrease in the weighted average rate on our financings to 4.34% for the year ended December 31, 2008 from 5.84% for the year ended December 31, 2007 primarily due to the decrease in LIBOR, which is a reference index for the rates payable on a majority of these borrowings.

Interest expense on our equipment leasing portfolio was $4.4 million for the year ended December 31, 2008, as compared to $5.6 million for the year ended December 31, 2007, a decrease of $1.2 million (22%).  The decrease for the year ended December 31, 2008 resulted primarily from a decrease in the weighted average rate on this debt to 4.67% for the year ended December 31, 2008 from 6.68% for the year ended December 31, 2007.  The decrease in rate was the result of the decrease in the commercial paper index, which is a reference index for the rate payable on the facility we used to finance this portfolio.

(Back to Index)

(Back to Index)
The decrease in interest expense was partially offset by an increase in general interest expense.  General interest expense was $12.0 million for the year ended December 31, 2008, as compared to $5.3 million for the year ended December 31, 2007, an increase of $6.7 million (127%).  This increase resulted primarily from an increase of $7.8 million on our interest rate derivatives that fix the rate we pay under these agreements.  During the year ended December 31, 2008, the floating rate we paid exceeded the fixed rate we received due to the decrease in LIBOR. The increase in derivative expense was partially offset by a decrease in interest expense related to our unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities as a result of a decrease in the LIBOR rate which is a reference index for the rates payable by these debentures.

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

Interest expense on bank loans was $52.5 million for the year ended December 31, 2007, as compared to $30.9 million for the year ended December 31, 2006, an increase of $21.6 million (70%).  This increase resulted primarily from the following:

•
The increase of $332.5 million in the weighted average balance of debt primarily related to the accumulation of investments by, and the closing of Apidos Cinco CDO, which closed on May 30, 2007 and issued $322.0 million of debt.  In addition, the current year reflects a full year of interest expense for Apidos CDO III which issued $262.5 million of debt and closed on May 9, 2006.  The prior year reflected only eight months of such interest expense.

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

Interest expense on commercial real estate loans was $37.2 million for the year ended December 31, 2007, as compared to $14.4 million for the year ended December 31, 2006, an increase of $22.8 million (158%).  This increase resulted primarily from the following:

•
An increase of $357.3 million in the weighted average balance of debt primarily from the accumulation of investments of RREF CDO 2007-1 which closed on June 26, 2007 and issued $348.9 million of debt at that time.  In addition, the current year reflects a full year of interest expense for RREF CDO 2006-1 which closed on August 10, 2006 and issued $265.5 million in debt, while the prior year reflects only five months of such interest expense.

•
We amortized $1.4 million of deferred debt issuance costs related to our CDOs and repurchase facility financings for the year ended December 31, 2007, compared to $376,000 for the year ended December 31, 2006 due to primarily a full year of expense from RREF CDO 2006-1, six months of expense from RREF CDO 2007-1 and the closing costs of our three year term facility that closed in April 2007.

This increase was offset by a decrease in the weighted average rate on our financings from 6.25% for the year ended December 31, 2006 to 6.05% at December 31, 2007 primarily due to the issuance of long-term debt by RREF CDO 2006-1 in August 2006 and RREF CDO 2007-1 in June 2007 and the related reduction in repurchase agreement debt for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Interest expense on CMBS-private placement was $1.2 million for the year ended December 31, 2007, as compared to $83,000 for the year ended December 31, 2006, an increase of $1.1 million (1,373%) due to the accumulation of securities in this portfolio beginning in December 2006.  There were no such assets prior to December 2006.

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

(Back to Index)

(Back to Index)
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

•
ABS-RMBS, CMBS and other asset-backed securities were pooled and financed by Ischus CDO II.  Interest expense related to these obligations was $19.8 million for the year ended December 31, 2007, as compared to $21.7 million for the year ended December 31, 2006, a decrease of $1.9 million (9%).  This decrease resulted primarily from the deconsolidation of Ischus CDO II on November 13, 2007.

Non-Investment Expenses

The following table sets forth information relating to our non-investment expenses incurred for the periods presented (in thousands):

	Years Ended
	December 31,
	2008	2007	2006
Non-investment expenses:
Management fees-related party	$6,301	$6,554	$4,838
Equity compensation-related party	540	1,565	2,432
Professional services	3,349	2,911	1,881
Insurance	641	466	498
General and administrative	1,848	1,581	1,428
Income tax expense	(241)	338	67
Total non-investment expenses	$12,438	$13,415	$11,144

Year Ended December 31, 2008 as compared to the Year Ended December 31, 2007

Management fees – related party decreased $253,000 (4%) to $6.3 million for the year ended December 31, 2008 as compared to $6.6 million for the year ended December 31, 2007.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement.  The base management fees decreased by $537,000 (11%) to $4.5 million for the year ended December 31, 2008 as compared to $5.1 million for the year ended December 31, 2007.  This decrease was due to decreased equity, a component in the formula by which base management fees are calculated, as a result of asset impairments and the eventual deconsolidation of Ischus CDO II and as a result of provisions for loan and lease losses during 2008.  Incentive management fees increased by $284,000 (19%) to $1.8 million for the year ended December 31, 2008 from $1.5 million for the year ended December 31, 2007.  The incentive fee is calculated for each quarter and the calculation in any quarter is not affected by the results of any other quarter.  The increase for the year ended December 31, 2008 is primarily due to the fact that an incentive was paid for three quarters during the year ended December 31, 2008 and only for two quarters during the year ended December 31, 2007.  No incentive management fee was paid for the quarters ended June 30, 2008, September 30, 2007 and December 31, 2007 because adjusted net income thresholds, as defined in the management agreement were not met.

Equity compensation – related party decreased $1.0 million (66%) to $540,000 for the year ended December 31, 2008 as compared to $1.6 million for the year ended December 31, 2007.  These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America who provide investment management services to us through our Manager.  The decrease in expense was primarily the result of an adjustment related to our quarterly remeasurement of unvested stock and options granted to the Manager to reflect changes in the fair value of our common stock as well as the vesting of the remaining grant of stock and options to the Manager on March 8, 2005.  These decreases were partially offset by the issuance of new grants.

Professional services increased $438,000 (15%) to $3.3 million for the year ended December 31, 2008 as compared to $2.9 million for the year ended December 31, 2007 due to the following:

•	Increase of $151,000 in lease servicing expense for the year ended December 31, 2008 due to the increase in managed assets in the year ended December 31, 2008.

(Back to Index)

(Back to Index)
•	Increase of $394,000 in legal fees due to compliance work performed.

These increases were offset by a decrease of $64,000 in audit and tax fees for the year ended December 31, 2008 due to the timing of when the services were performed and billed.

Income tax expense decreased $579,000 (171%) to a benefit of $241,000 for the year ended December 31, 2008 as compared to expense of $338,000 for the year ended December 31, 2007 due to a decrease in taxable income related to Resource TRS, our domestic taxable REIT subsidiary.

Year Ended December 31, 2007 as compared to the Year Ended December 31, 2006

Management fees-related party increased $1.8 million (35%) to $6.6 million for the year ended December 31, 2007 as compared to $4.8 million for the year ended December 31, 2006.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement.  The base management fees increased by $1.4 million (37%) to $5.1 million for the year ended December 31, 2007 as compared to $3.7 million for the year ended December 31, 2006.  This increase was due to increased equity as a result of our public offerings in February and December 2006 and the January 2007 exercise of the over-allotment option that was part of the December 2006 follow-on offering.  Equity is a principal component of the management fee calculation.  See Item 1, “Business-Management Agreement.”  Incentive management fees increased by $355,000 (32%) to $1.5 million for the year ended December 31, 2007 from $1.1 million for the year ended December 31, 2006.  The incentive fee is calculated for each quarter and the calculation in any quarter is not affected by the results of any other quarter.  During the first two quarters of 2006 and 2007, adjusted net income increased $8.9 million causing a $1.1 million increase in incentive management fees.  No incentive management fee was paid for the quarters ended December 31, 2007, September 30, 2007 or September 30, 2006 because adjusted net income thresholds, as defined in the management agreement (see Note 12) were not met.

Equity compensation-related party decreased $867,000 (36%) to $1.6 million for the year ended December 31, 2007 as compared to $2.4 million for the year ended December 31, 2006.  These expenses relate to the amortization of the March 8, 2005 grant of restricted common stock to the Manager, the March 8, 2005, 2006 and 2007 grants of restricted common stock to our non-employee independent directors, the March 8, 2005 grant of options to the Manager to purchase common stock, the January 5, 2007 grant of restricted stock to several employees of Resource America who provide investment management services to us through our Manager, a June 27, 2007 grant of performance shares to two employees of Resource America and several grants of restricted common stock to various employees of our Manager in October and December 2007.  The decrease in expense was primarily the result of the vesting of two thirds of the stock and options related to the March 8, 2005 grants of restricted stock and options to the Manager on March 8, 2006 and March 8, 2007 as well as an adjustment related to our quarterly remeasurement of unvested stock and options granted to the Manager to reflect changes in the fair value of our common stock.  This was offset by expense related to the January 5, 2007, June 27, 2007 and the October and December 2007 grants.

Professional services increased $1.0 million (55%) to $2.9 million for the year ended December 31, 2007 as compared to $1.9 million for the year ended December 31, 2006 due to the following:

•	Increase of $391,000 in audit and tax fees for the year ended December 31, 2007 due to the timing of when the services were performed and billed.

•	Increase of $151,000 in lease servicing expense for the year ended December 31, 2007 due to the increase in managed assets in the year ended December 31, 2007.

•	Increase of $135,000 in fees associated with our Sarbanes-Oxley compliance for the year ended December 31, 2007.

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

General and administrative expenses increased $153,000 (11%) to $1.6 million for the year ended December 31, 2007 as compared to $1.4 million for the year ended December 31, 2006.  These expenses include expense reimbursements to our Manager, rating agency expenses and all other operating costs incurred.  The increase is due to the following:

•
Increase of $203,000 in rating agency and other fees with respect to our CDOs for the year ended December 31, 2007 due to two CDO vehicles closing subsequent to December 31, 2006.  There were no such fees for the year ended December 31, 2006.

(Back to Index)

(Back to Index)

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

These were offset by a decrease in reimbursed expenses to our Manager of $447,000 for the year ended December 31, 2007 due to a determination by our Manager not to seek reimbursement of a portion of general office expenses for which reimbursement is permitted under our management agreement.

Income tax expense increased $271,000 (404%) to $338,000 for the year ended December 31, 2007 as compared to $67,000 for the year ended December 31, 2006 due to an increase in taxable income related to Resource TRS, our domestic taxable REIT subsidiary.  Resource TRS had no taxable income for the period from January 1, 2006 through December 15, 2006.

Other (Expenses) Revenues

The following table sets forth information relating to our other (expenses) revenues incurred for the periods presented (in thousands):

	Years Ended December 31,
	2008	2007	2006
Other (expenses) revenues
Net realized (loss) gain on investments	$(1,637)	$(15,098)	$(8,627)
Gain on deconsolidation of VIE	−	14,259	−
Provision for loan and lease losses	(46,160)	(6,211)	−
Gain on the extinguishment of debt	1,750	−	−
Gain on the settlement of loan	574	−	−
Asset impairments	−	(26,277)	−
Other income	115	201	153
Total (expenses) revenues	$(45,358)	$(33,126)	$(8,474)

Year Ended December 31, 2008 as compared to Year Ended December 31, 2007

Net realized losses on investments decreased $13.5 million (89%) to a loss of $1.6 million for the year ended December 31, 2008 from a loss of $15.1 million for the year ended December 31, 2007.  Realized losses during the year ended December 31, 2008 consisted primarily of a loss of $2.0 million on the sale of one of our CMBS – private placement positions during the year.  This loss was partially offset by gains of $252,000 and $112,000 on the sale of assets in our leasing and bank loan portfolio, respectively.  Realized losses during the year ended December 31, 2007 consisted primarily of a $15.6 million realized gross loss on deconsolidation of Ischus CDO II.

Gain on deconsolidation of VIE of $14.3 million during the year ended December 31, 2007 is due to the deconsolidation of Ischus CDO II in November 2007.  Ischus CDO II had previously been a consolidated entity.  See “− Overview.”

Our provision for loan and lease losses increased $39.9 million (643%) to $46.2 for the year ended December 31, 2008 as compared to $6.2 million for the year ended December 31, 2007.  The provision for the year ended December 31, 2008 consisted of a $30.4 million provision for loan loss on our bank loan portfolio, a $14.8 million provision on our commercial real estate portfolio and a $900,000 provision on our direct financing leases and notes.  The provision for the year ended December 31, 2007 consisted of a $2.8 million provision for loan loss on our bank loan portfolio, a $3.2 million provision on our commercial real estate portfolio and a $293,000 provision for lease loss on our direct financing leases and notes.  The principal reason for the increase in the provision for loan and lease losses was our recognition of reserves on seven defaulted bank loans, one defaulted CRE loan and one CRE loan sold at a discount.  We also increased our general reserves due to deteriorating credit market conditions.

(Back to Index)

(Back to Index)
Gain on the extinguishment of debt during the year ended December 31, 2008 is due to the buyback of $5.0 million of debt issued by RREF CDO 2007-1 in February 2008.  The notes, issued at par, were bought back as an investment by us at a price of 65% of par resulting in a gain of $1.8 million.  The related deferred debt issuance costs were immaterial.  There was no such transaction during the year ended December 31, 2007.

Gain on the settlement of loan during the year ended December 31, 2008 is due to the reimbursement of a loss related to the termination of a hedge after the paydown of a commercial real estate loan.  Per the terms of the agreement, we were to be reimbursed for any such termination costs.  There was no such transaction during the year ended December 31, 2007.

Asset impairments of $26.3 million during the year ended December 31, 2007 consisted entirely of other-than-temporary impairment on assets in our ABS-RMBS portfolio held by Ischus CDO II.  During the second and third quarters of 2007 we experienced illiquidity in the sub-prime market and deteriorating delinquency characteristics of the mortgages underlying Ischus CDO II’s investments.  These trends together with significant rating agency actions supported the need to further reevaluate the level of asset impairments in Ischus CDO II’s ABS-RMBS portfolio.  The asset impairments recorded reflect these declining market conditions.  There was no such impairment for the year ended December 31, 2008.  These impairments were partially recaptured as part of our gain on the deconsolidation of Ischus CDO II.

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

Gain on deconsolidation of VIE of $14.3 million is due to the deconsolidation of Ischus CDO II in November 2007.

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

Asset impairments of $26.3 million consisted entirely of other-than-temporary impairment on assets in our ABS-RMBS portfolio held by Ischus CDO II.  During the second and third quarters of 2007 we experienced illiquidity in the sub-prime market and deteriorating delinquency characteristics of the mortgages underlying Ischus CDO II’s investments.  These trends together with significant rating agency actions supported the need to further reevaluate the level of asset impairments in Ischus CDO II’s ABS-RMBS portfolio.  The asset impairments recorded reflect these declining market conditions.  There was no such impairment for the year ended December 31, 2006.  These impairments were partially recaptured as part of our gain on the deconsolidation of Ischus CDO II.

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

Income Taxes

We do not pay federal income tax on income we distribute to our stockholders, subject to our compliance with REIT qualification requirements.  However, Resource TRS, our domestic TRS, is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code.  For the years ended December 31, 2008 and 2007, Resource TRS recorded a $241,000 benefit for income taxes and $338,000 provision for income taxes, respectively.

(Back to Index)

(Back to Index)
Financial Condition

Summary

Our total assets at December 31, 2008 were $1.9 billion as compared to $2.1 billion at December 31, 2007.  The decrease in total assets was principally due to loan repayments in our investment portfolio.  The decrease in total assets from these loan repayments also resulted in a reduction of our borrowings as we repaid related debt.  To a lesser extent, the decrease in our total assets was due to the change in the fair market value of our available-for-sale securities and provisions for loan losses with respect to both our loans held for investment and direct financing leases and notes.

Investment Portfolio

The following tables summarize the amortized cost and net carrying amount of our investment portfolio as of December 31, 2008 and 2007, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

	Amortized cost	Dollar price	Net carrying amount		Dollar price	Net carrying amount less amortized cost	Dollar price
December 31, 2008
Floating rate
CMBS-private placement	$32,061	99.99%	$15,042		46.91%	$(17,019)	-53.08%
Other ABS	5,665	94.42%	45		0.75%	(5,620)	-93.67%
B notes (1)	33,535	100.00%	33,434		99.70%	(101)	-0.30%
Mezzanine loans (1)	129,459	100.01%	129,071		99.71%	(388)	-0.30%
Whole loans (1)	431,985	99.71%	430,690		99.41%	(1,295)	-0.30%
Bank loans (2)	937,507	99.11%	582,416	(4)	61.57%	(355,091)	-37.94%
Total floating rate	$1,570,212	99.36%	$1,190,698		75.35%	$(379,514)	-24.01%
Fixed rate
CMBS – private placement	$38,397	91.26%	$14,173		33.69%	$(24,224)	-57.57%
B notes (1)	55,534	100.11%	55,367		99.81%	(167)	-0.30%
Mezzanine loans (1)	81,274	94.72%	68,378		79.69%	(12,896)	-15.03%
Whole loans (1)	87,352	99.52%	87,090		99.23%	(262)	-0.29%
Equipment leases and notes (3)	104,465	99.38%	104,015		98.95%	(450)	-0.43%
Total fixed rate	$367,022	97.55%	$329,023		87.45%	$(37,999)	-10.10%
Grand total	$1,937,234	99.02%	$1,519,721		77.68%	$(417,513)	-21.34%

(1)
Net carrying amount includes an allowance for loan losses of $15.1 million at December 31, 2008, allocated as follows: B notes ($0.3 million), mezzanine loans ($13.3 million) and whole loans ($1.5 million).

(2)	Net carrying amount includes a $28.8 million provision for loan losses at December 31, 2008.

(3)	Net carrying amount includes a $450,000 provision for lease losses at December 31, 2008.

(4)	Bank loan portfolio is carried at amortized cost less allowance for loan loss and was $908.7 million at December 31, 2008. Amount disclosed represents fair value at December 31, 2008.

(Back to Index)

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount		Dollar price	Net carrying amount less amortized cost	Dollar price
December 31, 2007
Floating rate
CMBS-private placement	$54,132	93.40%	$41,524		71.65%	$(12,608)	-21.75%
Other ABS	5,665	94.42%	900		15.00%	(4,765)	-79.42%
B notes (1)	33,570	100.10%	33,486		99.85%	(84)	-0.25%
Mezzanine loans (1)	141,894	100.09%	141,539		99.83%	(355)	-0.26%
Whole loans (1)	430,776	99.35%	429,699		99.10%	(1,077)	-0.25%
Bank loans (2)	931,101	100.00%	874,736	(4)	93.95%	(56,365)	-6.05%
Total floating rate	$1,597,138	99.58%	$1,521,884		94.88%	$(75,254)	-4.69%
Fixed rate
CMBS – private placement	$28,241	98.95%	$23,040		80.73%	$(5,201)	-18.22%
B notes (1)	56,007	100.17%	55,867		99.92%	(140)	-0.25%
Mezzanine loans (1)	81,268	94.69%	80,016		93.23%	(1,252)	-1.46%
Whole loans (1)	97,942	99.24%	97,697		98.99%	(245)	-0.25%
Equipment leases and notes (3)	95,323	100.00%	95,030		99.69%	(293)	-0.31%
Total fixed rate	$358,781	98.49%	$351,650		96.53%	$(7,131)	-1.96%
Grand total	$1,955,919	99.37%	$1,873,534		95.19%	$(82,385)	-4.18%

(1)	Net carrying amount of B notes, mezzanine loans and whole loans includes a provision for loan losses of $3.2 million at December 31, 2007.

(2)	Net carrying amount includes a $2.7 million provision for loan losses at December 31, 2007.

(3)	Net carrying amount includes a $293,000 provision for lease losses at December 31, 2007.

(4)	Bank loan portfolio is carried at amortized cost less allowance for loan loss and was $928.3 million at December 31, 2007. Amount disclosed represents fair value at December 31, 2007.

Commercial Mortgage-Backed Securities-Private Placement

At December 31, 2008 and 2007, we held $29.2 million and $64.6 million, respectively, net of unrealized losses of $41.2 million and $17.8 million at December 31, 2008 and 2007, respectively, of CMBS-private placement at fair value which is based on taking a weighted average of the following three measures:

i.	an income approach utilizing an appropriate current risk-adjusted yield, time value and projected estimated losses from default assumptions based on historical analysis of underlying loan performance;

ii.	quotes on similar-vintage, higher rated, more actively traded CMBS securities adjusted for the lower subordination level of our securities; and

iii.	dealer quotes on our securities for which there is not an active market.

In the aggregate, we purchased our CMBS-private placement portfolio at a discount.  At December 31, 2008 and 2007, the remaining discount to be accreted into income over the remaining lives of the securities was $3.7 million and $4.1 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

(Back to Index)

(Back to Index)
The following table summarizes our CMBS-private placement as of December 31, 2008 and 2007 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2008			December 31, 2007
	Amortized Cost		Dollar Price	Amortized Cost	Dollar Price
Moody’s Ratings Category:
Aaa	$	−	−%	$10,000	100.00%
Baa1 through Baa3		63,459	94.52%	65,377	94.07%
Ba1 through Ba3		−	−%	6,996	99.94%
B1 through B3		6,999	99.99%	−	−%
Total		$70,458	95.04%	$82,373	95.23%

S&P Ratings Category:
AAA	$	−	−%	$10,000	100.00%
BBB+ through BBB-		51,378	94.24%	72,373	94.61%
BB+ through BB-		19,080	97.26%	−	−%
Total		$70,458	95.04%	$82,373	95.23%

Weighted average rating factor		830		497

Other Asset-Backed Securities

At December 31, 2008 and 2007, we held $45,000 and $900,000, respectively, of other ABS at fair value, which is based on an income approach utilizing an appropriate current risk-adjusted yield, time value and projected estimated losses from default assumptions based on historical analysis of underlying loan performance, net of unrealized gains of $0 and $0, respectively, and losses of $5.6 million and $4.8 million, respectively.  In the aggregate, we purchased our other ABS portfolio at a discount.  As of December 31, 2008 and 2007, the remaining discount to be accreted into income over the remaining lives of securities was $335,000 and $335,000, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

The following table summarizes our other ABS as of December 31, 2008 and 2007 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2008		December 31, 2007
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
B1 through B3	$5,665	94.42%	$5,665	94.42%
Total	$5,665	94.42%	$5,665	94.42%

S&P ratings category:
B+ through B-	$5,665	94.42%	$5,665	94.42%
Total	$5,665	94.42%	$5,665	94.42%

Weighted average rating factor	3,490		610

(Back to Index)

(Back to Index)
Real Estate Loans

The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates
December 31, 2008:
Whole loans, floating rate (1)	29	$431,985	LIBOR plus 1.50% to LIBOR plus 4.40%	April 2009 to August 2011
Whole loans, fixed rate (1)	7	87,352	6.98% to 10.00%	May 2009 to August 2012
B notes, floating rate	4	33,535	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2009 to October 2009
B notes, fixed rate	3	55,534	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	129,459	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2009 to February 2010
Mezzanine loans, fixed rate	7	81,274	5.78% to 11.00%	November 2009 to September 2016
Total (2)	60	$819,139

December 31, 2007:
Whole loans, floating rate	28	$430,776	LIBOR plus 1.50% to LIBOR plus 4.25%	May 2008 to July 2010
Whole loans, fixed rate	7	97,942	6.98% to 8.57%	May 2009 to August 2012
B notes, floating rate	3	33,570	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2008 to October 2008
B notes, fixed rate	3	56,007	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	11	141,894	LIBOR plus 2.15% to LIBOR plus 3.45%	February 2008 to May 2009
Mezzanine loans, fixed rate	7	81,268	5.78% to 11.00%	October 2009 to September 2016
Total (2)	59	$841,457

(1)
As of December 31, 2008, whole loans have $26.6 million in unfunded loan commitments which are not included as part of this balance.  These are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	The total does not include a provision for loan losses of $15.1 million and $3.2 million recorded as of December 31, 2008 and 2007, respectively.

We have one mezzanine loan, with a balance of $11.6 million secured by 100% of the equity interests in two enclosed regional malls which went into default in February 2008.  During early 2008, we began working with the borrower and special servicer toward a resolution of the default.  However, during the quarter ended June 30, 2008, the borrower defaulted on the more senior first mortgage position.  This event triggered the reevaluation of our provision for loan loss and we determined that during the three months ended June 30, 2008, a full reserve of the remaining balance of $11.6 million was necessary.  Any future recovery from this loan will be adjusted through our allowance for loan loss.

Bank Loans

At December 31, 2008, we held a total of $582.4 million of bank loans at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is a decrease of $292.3 million over our holdings at December 31, 2007.  The decrease in total bank loans was principally due to the reduction of market prices.  We own 100% of the equity issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO which we have determined are VIEs of which we are the primary beneficiary.  See “-Variable Interest Entities.”  As a result, we consolidated Apidos CDO I, Apidos CDO III and Apidos Cinco CDO as of December 31, 2008.

(Back to Index)

(Back to Index)
The following table summarizes our bank loan investments as of December 31, 2008 and 2007 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2008		December 31, 2007
	Amortized cost	Dollar price	Amortized cost		Dollar price
Moody’s ratings category:
Aa1 through Aa3	$1,136	75.72%	$	−	−%
A1 through A3	6,351	97.71%		−	−%
Baa1 through Baa3	19,782	97.70%		5,914	98.65%
Ba1 through Ba3	471,781	99.19%		500,417	100.02%
B1 through B3	397,157	99.10%		386,589	100.01%
Caa1 through Caa3	34,617	100.09%		20,380	100.20%
Ca	−	−%		1,000	100.00%
No rating provided	6,683	99.00%		16,801	99.44%
Total	$937,507	99.11%		$931,101	100.00%

S&P ratings category:
BBB+ through BBB-	$41,495	99.44%		$14,819	100.15%
BB+ through BB-	473,354	99.03%		433,624	100.00%
B+ through B-	317,601	99.46%		405,780	100.06%
CCC+ through CCC-	27,961	100.02%		4,207	100.00%
D	1,480	100.00%		−	−%
No rating provided	75,616	97.57%		72,671	99.59%
Total	$937,507	99.11%		$931,101	100.00%
Weighted average rating factor	1,946			2,000

Equipment Leases and Notes

Investments in direct financing leases and notes as of December 31, 2008 and 2007, were as follows (in thousands):

	December 31,
	2008	2007
Direct financing leases, net of unearned income	$29,423	$28,880
Operating Leases	337	–
Notes receivable	74,705	66,150
Sub total	104,465	95,030
Allowance for possible losses	(450)	−
Total	$104,015	$95,030

Interest Receivable

At December 31, 2008, we had interest receivable of $8.4 million, which consisted of $8.4 million of interest on our securities, loans and equipment leases and notes and $49,000 of interest earned on escrow and sweep accounts.  At December 31, 2007, we had interest receivable of $12.0 million, which consisted of $11.7 million of interest on our securities, loans and equipment leases and notes and $228,000 of interest earned on escrow and sweep accounts.  The decrease in interest receivable resulted primarily from a $2.6 million decrease in interest on our Apidos portfolio as a result of the decrease in LIBOR, a reference index for the rates payable on these assets.  There was also a decrease of $912,000 in our commercial real estate portfolio as a result of the decrease in LIBOR, a referenced index for the rates payable on a majority of the loans in this portfolio.  LIBOR had less of an impact on commercial real estate due to the fact that $401.3 million of the commercial real estate loans have LIBOR floors with a weighted average rate of 4.71%.

Principal Paydown Receivables

At December 31, 2008 and 2007, we had principal paydown receivables of $950,000 and $836,000, respectively, which consisted of principal payments due on our commercial real estate loans and bank loans.

(Back to Index)

(Back to Index)
Other Assets

Other assets at December 31, 2008 of $4.1 million consisted primarily of $2.7 million of loan origination costs associated with our trust preferred securities issuances, commercial real estate loan portfolio and secured term facility, $125,000 of prepaid directors’ and officers’ liability insurance, $764,000 of prepaid expenses, $424,000 of lease payment receivables and $60,000 of other receivables.  Other assets at December 31, 2007 of $4.9 million consisted primarily of $3.4 million of loan origination costs associated with our trust preferred securities issuances, revolving credit facility, commercial real estate loan portfolio and secured term facility, $85,000 of prepaid directors’ and officers’ liability insurance, $412,000 of prepaid expenses, $998,000 of lease payment receivables and $37,000 of other receivables.  The decrease was related to the reduction in loan origination costs due to continued amortization of existing facilities and a reduction in the amount of lease payment receivables.

Hedging Instruments
Our hedges at December 31, 2008 and 2007 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  In a decreasing interest rate environment, we expect that the fair value of our hedges will continue to decrease.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at December 31, 2008 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$12,750	5.27%	07/25/07	08/06/12	$(1,613)
Interest rate swap	1 month LIBOR	12,965	4.63%	12/04/06	07/01/11	(1,053)
Interest rate swap	1 month LIBOR	28,000	5.10%	05/24/07	06/05/10	(1,639)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(463)
Interest rate swap	1 month LIBOR	15,235	5.34%	06/08/07	02/25/10	(785)
Interest rate swap	1 month LIBOR	10,435	5.32%	06/08/07	05/25/09	(199)
Interest rate swap	1 month LIBOR	12,150	5.44%	06/08/07	03/25/12	(1,490)
Interest rate swap	1 month LIBOR	7,000	5.34%	06/08/07	02/25/10	(361)
Interest rate swap	1 month LIBOR	44,773	4.13%	01/10/08	05/25/16	(2,627)
Interest rate swap	1 month LIBOR	82,638	5.58%	06/08/07	04/25/17	(13,157)
Interest rate swap	1 month LIBOR	1,726	5.65%	06/28/07	07/15/17	(288)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/09/07	10/01/16	(280)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/19/07	07/15/17	(642)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/07/07	07/25/17	(621)
Interest rate swap	1 month LIBOR	17,017	5.32%	03/30/06	09/22/15	(1,455)
Interest rate swap	1 month LIBOR	4,054	5.31%	03/30/06	11/23/09	(85)
Interest rate swap	1 month LIBOR	4,643	5.41%	05/26/06	08/22/12	(229)
Interest rate swap	1 month LIBOR	3,220	5.43%	05/26/06	04/22/13	(256)
Interest rate swap	1 month LIBOR	3,033	5.72%	06/28/06	06/22/16	(328)
Interest rate swap	1 month LIBOR	807	5.52%	07/27/06	07/22/11	(36)
Interest rate swap	1 month LIBOR	2,712	5.54%	07/27/06	09/23/13	(250)
Interest rate swap	1 month LIBOR	5,927	5.25%	08/18/06	07/22/16	(667)
Interest rate swap	1 month LIBOR	3,423	5.06%	09/28/06	08/22/16	(272)
Interest rate swap	1 month LIBOR	2,062	4.97%	12/22/06	12/23/13	(180)
Interest rate swap	1 month LIBOR	3,425	5.22%	01/19/07	11/22/16	(236)
Interest rate swap	1 month LIBOR	1,535	5.05%	04/23/07	09/22/11	(72)
Interest rate swap	1 month LIBOR	2,954	5.42%	07/25/07	04/24/17	(263)
Interest rate swap	1 month LIBOR	7,937	4.53%	11/29/07	10/23/17	(662)
Interest rate swap	1 month LIBOR	5,728	4.40%	12/26/07	11/22/17	(457)
Interest rate swap	1 month LIBOR	4,525	3.35%	01/23/08	12/22/17	(180)
Interest rate swap	1 month LIBOR	12,927	3.96%	09/30/08	09/22/15	(743)
Total		$325,035	5.07%			$(31,589)

As of December 31, 2007, we had entered into hedges with a notional amount of $347.9 million and maturities ranging from November 2009 to November 2017.  At December 31, 2007, the unrealized loss on our interest rate swap agreements was $18.0 million.
(Back to Index)

(Back to Index)
Repurchase Agreements

We have entered into repurchase agreements to finance our commercial real estate loans and CMBS-private placement portfolio.  We discuss these repurchase agreements in “− Liquidity and Capital Resources,” below.  These agreements are secured by the financed assets and bear interest rates that have historically moved in close relationship to LIBOR.  At December 31, 2008 and 2007, we had established nine and nine borrowing arrangements, respectively, with various financial institutions and at December 31, 2008, had utilized two of these arrangements, principally our arrangement with Natixis.  Because any repurchase transaction must be approved by the lender, and as a result of current market conditions, we do not anticipate using these facilities for the foreseeable future; however, the facilities remain available for use if market conditions improve.

Collateralized Debt Obligations

As of December 31, 2008, we had executed six CDO transactions as follows:

•
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $390.0 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million and $5.0 million of the Class J senior notes purchased in February 2008.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2008, the notes issued to outside investors had a weighted average borrowing rate of 1.15%.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle, of which RCC Commercial Inc., or RCC Commercial, a subsidiary of ours, purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2008, the notes issued to outside investors had a weighted average borrowing rate of 2.64%.

•
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle, of which RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million.  At December 31, 2008, the notes issued to outside investors had a weighted average borrowing rate of 1.38%.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $23.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2008, the notes issued to outside investors had a weighted average borrowing rate of 2.55%.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $28.5 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2008, the notes issued to outside investors had a weighted average borrowing rate of 4.03%.

•
In July 2005, we closed Ischus CDO II, a $403.0 million CDO transaction that provided financing for MBS and other asset-backed.  The investments held by Ischus CDO II collateralize $376.0 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $28.5 million equity interest representing 100% of the outstanding preference shares.  At November 13, 2007, we sold 10% of our equity interest and were no longer deemed to be the primary beneficiary.  We no longer had any interest in Ischus CDO II at December 31, 2008.

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

(Back to Index)

(Back to Index)
In connection with the issuance and sale of the trust preferred securities, we issued $25.8 million principal amount of junior subordinated debentures to each of Resource Capital Trust I and RCC Trust II.  The junior subordinated debentures debt issuance costs are deferred in other assets in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations.  At December 31, 2008, the junior subordinated debentures had a weighted average borrowing rate of 6.42%.

Stockholders’ Equity

Stockholders’ equity at December 31, 2008 was $186.3 million and gave effect to $33.8 million of unrealized losses on cash flow hedges and $46.9 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2007 was $271.6 million and gave effect to $15.7 million of unrealized losses on cash flow hedges and $22.6 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  The decrease in stockholders’ equity during the year ended December 31, 2008 and 2007 was principally due to the decrease in the market value of our available-for-sale securities and on our cash flow hedges.

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

REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

	Years Ended
	December 31,
	2008	2007	2006
Net income	$(3,074)	$8,890	$15,606

Adjustments:
Share-based compensation to related parties	(1,620)	(500)	368
Incentive management fee expense to related party paid in shares	−	−	371
Capital carryover (utilization)/losses from the sale of securities	2,000	(49)	11,624
Net unrealized loss on the deconsolidation of ABS-RMBS portfolio	−	1,317	−
Asset impairments related to ABS-RMBS portfolio	−	26,277	−
Provision for loan and lease losses	14,817	3,153	−
Net book to tax adjustment for the inclusion of our taxable foreign REIT subsidiaries	27,115	3,432	121
Other net book to tax adjustments	16	(110)	(152)
Estimated REIT taxable income	$39,254	$42,410	$27,938

(Back to Index)

(Back to Index)
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

Liquidity and Capital Resources

As of December 31, 2008, our principal sources of current liquidity were funds available in existing CDO financings of $35.9 million, $4.0 million from secured term financings, and $33.1 million of net proceeds from the transfer of commercial real estate loans, available-for-sale securities and commercial real estate CDO notes from our commercial real estate term facility and short term repurchase agreements into our CDO structures.  For the year ended December 31, 2007, our principal sources of funds were CDO financings of $673.7 million, $7.1 million from secured term financings, $10.1 million of net proceeds from the exercise in January 2007 of the over-allotment option related to our December 31, 2006 follow-on offering and $5.6 million of proceeds from the exercise of warrants.

Our on-going liquidity needs consist principally of funds to make investments, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  We have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. We derive substantial operating cash from our equity investments in our CDOs. which if they fail to meet certain tests, will cease.  Through December 31, 2008, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings. However, there can be no assurance that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

At February 28, 2009, there were three primary sources for our liquidity:

•	cash and cash equivalents of $10.2 million and restricted cash of $10.6 million comprised of $7.1 million in margin call accounts and $3.5 million related to our leasing portfolio;

•	capital available for reinvestment in our five CDOs of $49.5 million, of which $8.4 million is designated to finance future funding commitments on commercial real estate loans; and

•
financing available under existing borrowing facilities of $9.3 million from our three year non-recourse secured financing facility.  We also have $83.0 million of unused capacity under our repurchase facilities, which are, however, subject to approval of individual repurchase transactions by the repurchase counterparties.

Our leverage ratio may vary as a result of the various funding strategies we use.  As of December 31, 2008 and 2007, our leverage ratio was 9.1 times and 6.5 times, respectively.  The increase in leverage ratio was primarily due to the funding of one of the drawable notes in RREF CDO 2007-1 during 2008 and the decrease in fair market value we recorded for some of our investments.

(Back to Index)

(Back to Index)
Repurchase Agreements

In April 2007, our indirect wholly-owned subsidiary, RCC Real Estate SPE 3, LLC, entered into a master repurchase agreement with Natixis Real Estate Capital, Inc. to be used as a warehouse facility to finance the purchase of commercial real estate loans and commercial mortgage-backed securities.  The maximum amount of our borrowing capacity under the repurchase agreement was $150.0 million.  The financing provided by the agreement matures April 18, 2010 subject to a one-year extension at the option of RCC Real Estate SPE 3 and subject further to the right of RCC Real Estate SPE 3 to repurchase the assets held in the facility earlier.  We paid a facility fee of 0.75% of the maximum facility amount, or $1.2 million, at closing.  In addition, once the borrowings exceed a weighted average undrawn balance of $75.0 million for the prior 90 day period, we must pay a non-usage fee on the unused portion equal to the product of (i) 0.15% per annum multiplied by, (ii) the weighted average undrawn balance during the prior 90 day period.  The repurchase agreement is with recourse only to the assets financed, subject to standardized exceptions relating to breaches of representations, fraud and similar matters.  We have guaranteed RCC Real Estate SPE 3, LLC’s performance of our obligations under the repurchase agreement.

On September 25, 2008, RCC Real Estate SPE 3 entered into an amendment to the master repurchase agreement dated as of April 12, 2007 with Natixis.  The amendment reduced (i) the amount of the facility from $150,000,000 to $100,000,000 and (ii) the weighted average undrawn balance (as defined in the agreement) threshold exempting payment of the non-usage fee from $75,000,000 to $56,250,000.  Natixis charged us a modification fee of 0.25% of the amended facility amount of $100,000,000.  In connection with the new agreement, we expensed $211,000 of previously capitalized costs and capitalized the new fee of $250,000.  In addition, once the borrowings exceed a weighted average undrawn balance of $75.0 million for the prior 90 day period, we must pay a non-usage fee on the unused portion equal to the product of (i) 0.15% per annum multiplied by (ii) the weighted average undrawn balance during the prior 90 day period.

On September 25, 2008, we also entered into a second amendment to our Guaranty, dated April 12, 2007, with Natixis, pursuant to which our minimum net worth covenant was reduced to $200,000,000 from $250,000,000.

On November 25, 2008, RCC Real Estate SPE 3 entered into a second amendment to the Master Repurchase Agreement with Natixis.  Pursuant to the second amendment:

•	We repaid $41.5 million of amounts outstanding under the facility.

•	The maximum facility amount was maintained at $100.0 million, reducing on October 18, 2009 to the amounts then outstanding on the facility.

•	Further repurchase agreement transactions under the facility were subject to Natixis’ sole discretion.

•
The repurchase prices for assets remaining subject to the facility on November 25, 2008, referred to as the Existing Assets, were set an aggregate of $17.0 million.  Premiums over new repurchase prices are required for early repurchase by RCC Real Estate SPE 3 of the Existing Assets; however, the premiums will reduce the repurchase price of the remaining Existing Assets.

•	RCC Real Estate SPE 3’s obligation to pay non-usage fees was terminated.

•	The provision permitting RCC Real Estate SPE 3 to defer its repurchase obligations for 12 months after the stated April 18, 2010 repurchase date was terminated.

•
The second amendment also modified the method under which the amount of margin maintenance RCC Real Estate SPE 3 is required to provide is calculated and terminated the revolving cash withdrawal feature of the facility.

On March 13, 2009, RCC Real Estate SPE 3 entered into a third amendment to the master repurchase agreement and the guaranty.  The amendment (i) reduces the amount of the net worth we are required to maintain under our guaranty to $165,000,000 from $200,000,000 for the period from December 31, 2008 through May 12, 2009, (ii) requires a paydown of $1.0 million of amounts outstanding under the facility by March 17, 2009 and (iii) requires that reasonable best efforts be used by (a) us to reduce amounts outstanding under the facility further and (b) us and Natixis to reduce the amount of the net worth requirement.

At December 31, 2008, RCC Real Estate SPE 3 had borrowed $17.1 million.  At December 31, 2008, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $35.8 million and had a weighted average interest rate of one-month LIBOR plus 2.30%, which was 3.50% at December 31, 2008.  At December 31, 2007, RCC Real Estate SPE 3 had borrowed $96.7 million.  At December 31, 2007, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $154.2 million and had a weighted average interest rate of one-month LIBOR plus 1.39%, which was 6.42% at December 31, 2007.

(Back to Index)

(Back to Index)

We also have entered into master repurchase agreements with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., J.P. Morgan Securities Inc., Countrywide Securities Corporation, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear, Stearns International Limited and UBS Securities LLC.  As of December 31, 2008, we had no amounts outstanding under the agreements with J.P. Morgan Securities, Inc., Countrywide Securities Corporation, Deutsche Bank Securities, Inc., Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns International Limited and UBS Securities LLC.  At December 31, 2007, we had $3.2 million outstanding with J.P. Morgan and $1.9 million outstanding with Bear, Stearns International Limited.

As of December 31, 2008, we had $90,000 outstanding under our agreement with Credit Suisse Securities (USA) LLC to finance our commercial real estate CDO Notes which was secured by commercial real estate CDO notes with a carrying value of $3.9 million.   As of December 31, 2007, we had $14.6 million outstanding under our agreement with Credit Suisse Securities (USA) LLC to finance our commercial real estate CDO notes and available-for-sale securities which were secured by commercial real estate CDO notes and available-for-sale securities with a carrying value of $20.5 million and $9.6 million, respectively.  These are one-month contracts.

Credit Facilities

We had a $10.0 million facility with TD Bank, N.A. that bore interest at one of two rates elected at our option; (i) the lender’s prime rate plus a margin ranging from 0.50% to 1.50% based upon our leverage ratio; or (ii) LIBOR plus a margin ranging from 1.50% to 2.50% based upon our leverage ratio.  The facility expired December 31, 2008.

In March 2006, Resource Capital Funding, LLC, a special purpose entity whose sole member is Resource TRS, Inc., our wholly-owned subsidiary, entered into a Receivables Loan and Security Agreement as the borrower among LEAF Financial Corporation as the servicer, Black Forest Funding Corporation as the lender, Bayerische Hypo-Und Vereinsbank AG, New York Branch as the agent, U.S. Bank National Association, as the custodian and the agent’s bank, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer.  This agreement is a $100.0 million secured term credit facility used to finance the purchase of equipment leases and notes.  At December 31, 2008 and 2007, there were $95.7 million and $91.7 million, respectively, outstanding under the facility.  See “ – Financial Condition – Credit Facility.”

The facility bears interest at one of two rates, determined by asset class.

•	Pool A—one-month LIBOR plus 1.10%; or

•	Pool B—one-month LIBOR plus 0.80%.

The weighted average interest rate was 4.14% and 6.55% at December 31, 2008 and 2007, respectively.

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

On June 23, 2008, the facility was amended to base the net worth test on LEAF Financial Corporation, or LEAF, and to change the measure of net worth to not less than the sum of (i) $17,000,000, plus (ii) 50% of the aggregate net income of LEAF for each fiscal quarter beginning with the fiscal quarter ended September 30, 2008.  See Note 13 of the notes to our consolidated financial statements in Item 8 of this report regarding our relationship with LEAF.  As of December 31, 2008, LEAF was in compliance with all covenants.
(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of December 31, 2008.  The table below excludes contractual commitments related to our derivatives, which we discuss in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and the management agreement that we have with our Manager, which we discuss in Item 1 − “Business” and Item 13 − “Certain Relationships and Related Transactions” because those contracts do not have fixed and determinable payments.

	Contractual Commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year	1 – 3 years			3 – 5 years		More than 5 years
Repurchase agreements(1)	$17,112	$17,112	$	−		$	−	$	−
CDOs	1,535,389	−		−			−		1,535,389	(2)
Secured term facility	95,714	−		95,714	(3)		−		−
Junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities	51,548	−		−			−		51,548	(4)
Base management fees(5)	4,370	4,370		−			−		−
Total	$1,704,133	$21,482		$95,714		$	−		$1,586,937

(1)	Includes accrued interest of $22,000.

(2)
Contractual commitment does not include $17.5 million, $19.0 million, $17.5 million, $19.6 million and $36.9 million of interest expense payable through the non-call dates of July 2010, May 2011, June 2011, August 2011 and June 2012, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1 and RREF 2007-1.  The non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(3)	Contractual commitment does not include $5.0 million of interest expense payable through the facility maturity date of March 2010 on our secured term facility with Bayerische Hypo- und Vereinsbank AG.

(4)
Contractual commitment does not include $7.4 million and $9.0 million of interest expense payable through the non-call dates of June 2011 and October 2011, respectively, on our trust preferred securities.

(5)	Calculated only for the next 12 months based on our current equity, as defined in our management agreement.

At December 31, 2008, we had 31 interest rate swap contracts with a notional value of $325.0 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  See “– Financial Condition – Hedging Instruments.”  As of December 31, 2008, the average fixed pay rate of our interest rate hedges was 5.07% and our receive rate was one-month LIBOR, or 0.71%.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of December 31, 2008, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

We have certain unfunded commitments related to our commercial real estate loan portfolio that we may be required to fund in the future.  Our unfunded commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria.  Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.  As of December 31, 2008, we had 14 loans with unfunded commitments totaling $26.6 million, of which $8.7 million will be funded by restricted cash in RREF CDO 2007-1.
(Back to Index)

(Back to Index)

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared by management in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that may affect the value of our assets or liabilities and our financial results.  We believe that certain of our policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain.  The critical policies summarized below relate to classifications of investment securities, revenue recognition, accounting for derivative financial instruments and hedging activities, and stock-based compensation.  We have reviewed these accounting policies with our board of directors and believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at the time.  We rely on the Manager’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates.

Classifications of Investment Securities

Statement of Financial Accounting Standards, or SFAS, 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires us to classify our investment portfolio as either trading investments, available-for-sale investments or held-to-maturity investments.  Although we generally plan to hold most of our investments to maturity, we may, from time to time, sell any of our investments due to changes in market conditions or in accordance with our investment strategy.  Accordingly, SFAS 115 requires us to classify all of our investment securities as available-for-sale.  We report all investments classified as available-for-sale at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  As of December 31, 2008 and 2007, we had aggregate unrealized losses on our available-for-sale securities of $46.9 million and $22.6 million, respectively, which if not recovered, may result in the recognition of future losses..  Fair value is determined by taking a weighted average of the following three measures:

i.	an income approach utilizing an appropriate current risk-adjusted yield, time value and projected estimated losses from default assumptions based on historical analysis of underlying loan performance;

ii.	quotes on similar-vintage, higher rated, more actively traded CMBS securities adjusted for the lower subordination level of our securities; and

iii.	dealer quotes on our securities for which there is not an active market.

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

Accounting for Derivative Financial Instruments and Hedging Activities

Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements, or other similar hedged items, for a specified future time period.
(Back to Index)

(Back to Index)
As of December 31, 2008, we had engaged in 31 interest rate swaps with a notional value of $325.0 million and a fair value of ($31.6) million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts.  The contracts we have entered into have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting.  A hedge instrument is highly effective if changes in the fair value of the derivative provide an offset to at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged.  The futures and interest rate swap contracts are carried on our consolidated balance sheets at fair value.  Any ineffectiveness which arises during the hedging relationship must be recognized in interest expense during the period in which it arises.  Before the end of the specified hedge time period, the effective portion of all contract gain and losses (whether realized or unrealized) is recorded in other comprehensive income or loss.  Realized gains and losses on futures contracts are reclassified into earnings as an adjustment to interest expense during the specified hedge time period.  Realized gains and losses on the interest rate hedges are reclassified into earnings as an adjustment to interest expense during the period after the swap repricing date through the remaining maturity of the swap.  For taxable income purposes, realized gains and losses on futures and interest rate cap and swap contracts are reclassified into earnings over the term of the hedged transactions as designated for tax.

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

Income Taxes

We expect to operate in a manner that will allow us to qualify and be taxed as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided, that at least 90% of REIT taxable income is distributed and certain other requirements are met.  If we fail to meet these requirements and do not qualify for certain statutory relief provisions, we would be subject to federal income tax.  We have a wholly-owned domestic subsidiary, Resource TRS, that we and Resource TRS have elected to be treated as a taxable REIT subsidiary.  For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in Resource TRS, because it is taxed as a regular subchapter C corporation under the Internal Revenue Code.  During the years ended December 31, 2008 and 2007, we recorded a $241,000 benefit and a $338,000 provision, respectively, for income taxes related to earnings of Resource TRS.

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

We consider an individual loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based the present value of estimated cash flows; on market price, if available; or the fair value of the collateral less estimated disposition costs.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, then we will record a charge-off or write-down of the loan against the allowance for credit losses.  The balance of impaired loans and leases was $23.9 million and $17.4 million at December 31, 2008 and 2007, respectively.  The total balance of impaired loans and leases with a valuation allowance at December 31, 2008 and 2007 was $23.9 million and $17.0 million, respectively.  All of the loans deemed impaired at December 31, 2008 and 2007 have an associated valuation allowance.  The total balance of impaired leases without a specific valuation allowance was $0 and $359,000 at December 31, 2008 and 2007, respectively.  The specific valuation allowance related to these impaired loans and leases was $19.6 million and $2.3 million at December 31, 2008 and 2007, respectively.  The average balance of impaired loans and leases was $24.9 million and $4.3 million during 2008 and 2007, respectively.  We did not recognize any income on impaired loans and leases during 2008 and 2007 once each individual loan or lease became impaired.

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
(Back to Index)

(Back to Index)

The following table shows the changes in the allowance for loan loss (in thousands):

Allowance for loan loss at December 31, 2006	$	−
Reserve charged to expense		5,918
Loans charged-off		−
Recoveries		−
Allowance for loan loss at December 31, 2007		5,918
Reserve charged to expense		45,259
Loans charged-off		(7,310)
Recoveries		−
Allowance for loan loss at December 31, 2008		$43,867

The following table shows the changes in the allowance for lease loss (in thousands):

Allowance for lease loss at December 31, 2006	$	−
Reserve charged to expense		293
Lease charged-off		(293)
Recoveries		−
Allowance for lease loss at December 31, 2007		−
Reserve charged to expense		901
Lease charged-off		(451)
Recoveries		−
Allowance for lease loss at December 31, 2008		$450

Variable Interest Entities

In December 2003, the FASB issued FIN 46-R.  FIN 46-R addresses the application of Accounting Research Bulletin 51, ‘‘Consolidated Financial Statements,’’ to a variable interest entity, or VIE, and requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity which we refer to as variable interests.  We consider all counterparties to a transaction to determine whether a counterparty is a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity.  We perform analyses to determine whether we are the primary beneficiary.  As of December 31, 2008, we determined that Resource Real Estate Funding CDO 2007-1, Resource Real Estate Funding CDO 2006-1, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO were VIEs and that we were the primary beneficiary of Resource Real Estate Funding CDO 2007-1, Resource Real Estate Funding CDO 2006-1, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.

Recent Accounting Pronouncements

In January 2009, the FASB issued Staff Position, or FSP, Emerging Issues Task Force, or EITF, 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”  FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP 99-20-1 is effective, on a prospective basis, for interim and annual reporting periods ending after December 15, 2008.  Adoption did not have a material impact on our consolidated financial statements.

(Back to Index)

(Back to Index)

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market that is Not Active.”  FSP 157-3 clarifies the application of SFAS 157 “Fair Value Measurements,” or SFAS 157 in an inactive market.  The provisions of FSP 157-3 were effective immediately.  The adoption of FSP FAS 157-3 has been reflected in our determination of fair value in our consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on financial position, financial performance, and cash flows of the sellers of credit derivatives.  FSP FAS 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008.  Adoption did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for us in fiscal 2009.  After the effective date of FSP EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively.  We are currently evaluating the potential impact of adopting FSP EITF 03-6-1.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements in conformity with U.S. GAAP.  We do not expect that SFAS 162 will have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133.”  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to us in the first quarter of fiscal 2009.  We are evaluating the potential impact that the adoption of SFAS 161 may have on our financial statements.

In February 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and repurchase financing.  FSP 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  We do not expect that FSP FAS 140-3 will have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  We are currently evaluating the potential impact, if any, that SFAS 160 will have on our consolidated financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141.  SFAS 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS 141R requires that all transaction costs be expensed as incurred.  The Company is currently evaluating the effect, if any, that SFAS 141R will have on its financial statements.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.

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

(Back to Index)

(Back to Index)
ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2008 and 2007, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

Effect on Fair Value

A component of interest rate risk is the effect changes in interest rates will have on the market value of our assets.  We face the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

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

The following sensitivity analysis tables show, at December 31, 2008, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	December 31, 2008
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value		$14,880		$14,173		$13,513
Change in fair value		$707	$	−		$(660)
Change as a percent of fair value		4.99%		−		4.66%

Repurchase and warehouse agreements (2)
Fair value		$112,804		$112,804		$112,804
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(53,727)		$(31,589)		$(26,600)
Change in fair value		$(22,138)	$	−		$4,989
Change as a percent of fair value		N/M		−		N/M

For purposes of the table, we have excluded our investments with variable interest rates that are indexed to LIBOR.  Because the variable rates on these instruments are short-term in nature, we are not subject to material exposure to movements in fair value as a result of changes in interest rates.

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

(Back to Index)

(Back to Index)
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

(Back to Index)

(Back to Index)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Back to Index)

(Back to Index)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Resource Capital Corp.

We have audited the accompanying consolidated balance sheets of Resource Capital Corp. and subsidiaries (a Maryland Corporation) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under item 15(a) (2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Resource Capital Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 16, 2009

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$14,583	$6,029
Restricted cash	60,394	119,482
Investment securities available-for-sale, pledged as collateral, at fair value	22,466	65,464
Investment securities available-for-sale, at fair value	6,794	−
Loans, pledged as collateral and net of allowances of $43.9 million and $5.9 million	1,712,779	1,766,639
Direct financing leases and notes, pledged as collateral and net of allowance of $450,000 and $0 and net of unearned income	104,015	95,030
Investments in unconsolidated entities	1,548	1,805
Interest receivable	8,440	11,965
Principal paydown receivables	950	836
Other assets	4,062	4,898
Total assets	$1,936,031	$2,072,148
LIABILITIES
Borrowings	$1,699,763	$1,760,969
Distribution payable	9,942	10,366
Accrued interest expense	4,712	7,209
Derivatives, at fair value	31,589	18,040
Accounts payable and other liabilities	3,720	3,958
Total liabilities	1,749,726	1,800,542
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 25,344,867 and 25,103,532 shares issued and outstanding (including 452,310 and 581,493 unvested restricted shares)	26	25
Additional paid-in capital	356,103	355,205
Accumulated other comprehensive loss	(80,707)	(38,323)
Distributions in excess of earnings	(89,117)	(45,301)
Total stockholders’ equity	186,305	271,606
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,936,031	$2,072,148

The accompanying notes are an integral part of these financial statements

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	December 31,
	2008	2007	2006
REVENUES
Interest Income:
Loans	$119,042	$138,078	$70,588
Securities	4,444	28,810	56,048
Leases	8,180	7,553	5,259
Interest income – other	2,675	2,554	5,180
Total interest income	134,341	176,995	137,075
Interest expense	79,619	121,564	101,851
Net interest income	54,722	55,431	35,224

OPERATING EXPENSES
Management fees − related party	6,301	6,554	4,838
Equity compensation – related party	540	1,565	2,432
Professional services	3,349	2,911	1,881
Insurance expense	641	466	498
General and administrative	1,848	1,581	1,428
Income tax (benefit) expense	(241)	338	67
Total operating expenses	12,438	13,415	11,144

NET OPERATING INCOME	42,284	42,016	24,080

OTHER (EXPENSES) REVENUES
Net realized losses on sales of investments	(1,637)	(15,098)	(8,627)
Gain on deconsolidation of VIE	−	14,259	−
Provision for loan and lease losses	(46,160)	(6,211)	−
Asset impairments	−	(26,277)	−
Gain on the extinguishment of debt	1,750	−	−
Gain on the settlement of loan	574	−	−
Other income	115	201	153
Total expenses	(45,358)	(33,126)	(8,474)

NET (LOSS) INCOME	$(3,074)	$8,890	$15,606

NET (LOSS) INCOME PER SHARE – BASIC	$(0.12)	$0.36	$0.89

NET (LOSS) INCOME PER SHARE – DILUTED	$(0.12)	$0.36	$0.87

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	24,757,386	24,610,468	17,538,273

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	24,757,386	24,860,184	17,881,355

DIVIDENDS DECLARED PER SHARE	$1.60	$1.62	$1.49

The accompanying notes are an integral part of these financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share and per share data)

	Shares	Amount	Additional Paid-In Capital	Deferred Equity Compensation		Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Treasury Shares		Total Stockholders’ Equity	Comprehensive Loss
Balance, December 31, 2005	15,682,334	$16	$220,161		$(2,684)	$(19,581)	$	−	$(2,579)	$	−	$195,333
Net proceeds from common stock offerings	8,120,800	8	123,213		−	−		−	−		−	123,221	−
Offering costs	−	−	(2,988)		−	−		−	−		−	(2,988)	−
Stock based compensation	18,300	−	254		(60)	−		−	−		−	194	−
Stock based compensation, fair value adjustment	−	−	760		(760)	−		−	−		−	−	−
Amortization of stock based compensation	−	−	−		2,432	−		−	−		−	2,432	−
Net income	−	−	−		−	−		15,606	−		−	15,606	$15,606
Available-for-sale securities, fair value adjustment	−	−	−		−	16,325		−	−		−	16,325	16,325
Designated derivatives, fair value adjustment	−	−	−		−	(6,023)		−	−		−	(6,023)	(6,023)
Distributions on common stock	−	−	−		−	−		(15,606)	(10,943)		−	(26,549)
Comprehensive income	−	−	−		−	−		−	−		−	−	$25,908
Balance, December 31, 2006	23,821,434	24	341,400		(1,072)	(9,279)		−	(13,522)		−	317,551
Net proceeds from common stock offerings	650,000	1	10,134		−	−		−	−		−	10,135	−
Offering costs	−	−	(406)		−	−		−	−		−	(406)	−
Reclassification of deferred equity compensation	−	−	(1,072)		1,072	−		−	−		−	−	−
Stock based compensation	526,448	−	723		−	−		−	−		−	723	−
Stock based compensation, fair value adjustment	−	−	−		−	−		−	−		−	−	−
Exercise of common stock warrants	375,547	−	5,632		−	−		−	−		−	5,632	−
Amortization of stock based compensation	−	−	1,565		−	−		−	−		−	1,565	−
Retirement of treasury shares	(263,000)	−	−		−	−		−	−		(2,771)	(2,771)
Forfeiture of unvested stock	(6,897)	−	−		−	−		−	−		−	−
Net income	−	−	−		−	−		8,890	−		−	8,890	8,890
Available-for-sale securities, fair value adjustment	−	−	−		−	(16,544)		−	−		−	(16,544)	(16,544)
Designated derivatives, fair value adjustment	−	−	−		−	(12,500)		−	−		−	(12,500)	(12,500)
Distributions on common stock	−	−	−		−	−		(8,890)	(31,779)		−	(40,669)
Comprehensive loss	−	−	−		−	−		−	−		−	−	$(20,154)
Balance, December 31, 2007	25,103,532	25	357,976		−	(38,323)		−	(45,301)		(2,771)	271,606
Net proceeds from dividend reinvestment and stock purchase plan	10,831	−	40		−	−		−	−		−	40	−
Offering costs	−	−	(22)		−	−		−	−		−	(22)	−
Retirement of treasury shares	−	−	(2,771)		−	−		−	−		2,771	−	−
Stock based compensation	234,871	1	340		−	−		−	−		−	341	−
Amortization of stock based compensation	−	−	540		−	−		−	−		−	540	−
Forfeiture of unvested stock	(4,367)	−	−		−	−		−	−		−	−
Net income	−	−	−		−	−		(3,074)	−		−	(3,074)	(3,074)
Available-for-sale securities, fair value adjustment	−	−	−		−	(24,288)		−	−		−	(24,288)	(24,288)
Designated derivatives, fair value adjustment	−	−	−		−	(18,096)		−	−		−	(18,096)	(18,096)
Distributions on common stock	−	−	−		−	−		3,074	(43,816)		−	(40,742)
Comprehensive loss	−	−	−		−	−		−	−		−	−	$(45,458)
Balance, December 31, 2008	25,344,867	$26	$356,103	$	−	$(80,707)	$	−	$(89,117)	$	−	$186,305

The accompanying notes are an integral part of these financial statements

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,074)	$8,890	$15,606
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	46,160	6,211	−
Depreciation and amortization	1,019	793	399
Amortization/accretion on net discounts on investments	(1,478)	(1,034)	(709)
Amortization of discount on notes	173	83	4
Amortization of debt issuance costs	3,129	2,681	1,608
Amortization of stock-based compensation	540	1,565	2,432
Non-cash incentive compensation to the Manager	440	774	280
Net realized (losses) gains on derivative instruments	205	(174)	(3,449)
Net realized losses on investments	1,637	15,098	11,201
Gain on the extinguishment of debt	(1,750)	−	−
Gain on deconsolidation of VIEs	−	(14,259)	−
Gain on the settlement of loan	(574)	−	−
Asset impairments	−	26,277	−
Changes in operating assets and liabilities:
(Decrease) increase in restricted cash	4,113	(16,775)	(15,894)
(Decrease) increase in interest receivable, net of purchased interest	3,526	(4,881)	332
(Decrease) increase in accounts receivable	574	(511)	(303)
Increase (decrease) in principal paydowns receivable	(115)	(333)	5,301
Increase (decrease) in management and incentive fee payable	221	(647)	417
Increase in security deposits	353	134	725
(Decrease) increase in accounts payable and accrued liabilities	(962)	55	1,698
(Decrease) increase in accrued interest expense	(2,729)	993	(4,774)
(Decrease) increase in other assets	(458)	(1,562)	(2,002)
Net cash provided by operating activities	50,950	23,378	12,872
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	54,976	(71,930)	7,279
Purchase of securities available-for-sale	−	(87,378)	(40,147)
Principal payments on securities available-for-sale	2,359	11,333	129,900
Proceeds from sale of securities available-for-sale	8,000	29,867	884,772
Distribution from unconsolidated entities	257	517	−
Purchase of loans	(186,759)	(1,296,938)	(1,067,068)
Principal payments received on loans	161,653	572,046	205,546
Proceeds from sale of loans	34,853	183,455	128,498
Purchase of direct financing leases and notes	(42,490)	(38,735)	(106,742)
Principal payments received on direct financing leases and notes	27,823	26,366	24,634
Proceeds from sale of direct financing leases and notes	5,034	6,378	17,261
Purchase of property and equipment	−	−	(6)
Net cash provided by (used in) investing activities	65,706	(665,019)	183,927

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)

	Years Ended
	December 31,
	2008		2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $0, $406 and $2,988)		−	15,362		120,232
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $22, $0 and $0		18	−		−
Repurchase of common stock		−	(2,771)		−
Proceeds from borrowings:
Repurchase agreements		239	464,137		7,170,093
Collateralized debt obligations		35,912	674,653		527,980
Unsecured revolving credit facility		−	10,000		25,500
Secured term facility		26,342	30,077		112,887
Payments on borrowings:
Repurchase agreements		(99,319)	(468,102)		(8,116,131)
Collateralized debt obligations		−	(993)		−
Unsecured revolving credit facility		−	(10,000)		(40,500)
Secured term facility		(22,367)	(23,011)		(28,214)
Use of unrestricted cash for early extinguishment of debt		(3,250)	−		−
Issuance of Trust Preferred Securities		−	−		50,000
Settlement of derivative instruments		(4,178)	2,581		3,335
Payment of debt issuance costs		(333)	(11,651)		(9,825)
Distributions paid on common stock		(41,166)	(37,966)		(24,531)
Net cash (used in) provided by financing activities		(108,102)	642,316		(209,174)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		8,554	675		(12,375)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		6,029	5,354		17,729
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$14,583	$6,029		$5,354

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$9,942	$10,366		$7,663
Issuance of restricted stock		$1,435	$6,650	$	−
Purchase of loans on warehouse line	$	−	$(311,069)		$(222,577)
Proceeds from warehouse line	$	−	$311,069		$222,577
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$94,879	$136,683		$137,748
Income taxes paid in cash		$627	$90	$	−

The accompanying notes are an integral part of these financial statements

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1 − ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource Capital Corp. and subsidiaries’ (the ‘‘Company’’) principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (NASDAQ: REXI).  The following variable interest entities ("VIE") are consolidated in the Company's financial statements:

•
RCC Real Estate, Inc. (“RCC Real Estate”) holds real estate investments, including commercial real estate loans and commercial real estate-related securities.  RCC Real Estate owns 100% of the equity of the following entities:

-
Resource Real Estate Funding CDO 2006-1 (“RREF CDO 2006-1”), a Cayman Islands limited liability company and qualified real estate investment trust (“REIT”) subsidiary (“QRS”).  RREF CDO 2006-1 was established to complete a collateralized debt obligation (“CDO”) issuance secured by a portfolio of commercial real estate loans and commercial mortgage-backed securities.

-
Resource Real Estate Funding CDO 2007-1 (“RREF CDO 2007-1”), a Cayman Islands limited liability company and QRS.  RREF CDO 2007-1 was established to complete a CDO issuance secured by a portfolio of commercial real estate loans and commercial mortgage-backed securities.

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

When the Company obtains an explicit or implicit interest in an entity, the Company evaluates the entity to determine if the entity is a VIE, and, if so, whether or not the Company is deemed to be the primary beneficiary of the VIE, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46-R”).  Generally, the Company consolidates VIEs for which the Company is deemed to be the primary beneficiary or for non-VIEs which the Company controls. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE.  When determining the primary beneficiary of a VIE, the Company considers its aggregate explicit and implicit variable interests as a single variable interest.  If the Company’s single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Company is considered the primary beneficiary of the VIE.  The Company reconsiders its determination of whether an entity is a VIE and whether the Company is the primary beneficiary of such VIE if certain events occur.

The Company has a 100% interest valued at $1.5 million in the common shares (three percent of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  Accordingly, the Company does not have the right to the majority of RCTs’ expected residual returns.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated in the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the years ended December 31, 2008 and 2007, the Company recognized $4.0 million and $4.8 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $134,000 and $117,000, respectively, of amortization of deferred debt issuance costs.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase.  At December 31, 2008 and 2007, this includes $8.0 million and $5.8 million, respectively, in overnight deposits in the form of reverse repurchase agreements that are held at financial institutions, $1.6 million and $221,000, respectively, held in a prime brokerage account and $5.0 million and $0, respectively, held in a money market account.

Investment Securities Available-for-Sale

The Company accounts for its investments in securities under Statement of Financial Accounting Standards (“SFAS”) 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) which requires the Company to classify its investment portfolio as either trading investments, available-for-sale or held-to-maturity.  Although the Company generally plans to hold most of its investments to maturity, it may, from time to time, sell any of its investments due to changes in market conditions or in accordance with its investment strategy.  Accordingly, the Company classifies all of its investment securities as available-for-sale and reports them at fair value, which is based on taking a weighted average of the following three measures:

i.	an income approach utilizing an appropriate current risk-adjusted yield, time value and projected estimated losses from default assumptions based on analysis of underlying loan performance; and

ii.	quotes on similar-vintage, higher rate, more actively traded CMBS securities adjusted for the lower subordination level of the Company’s securities; and

iii.	dealer quotes on the Company’s securities for which there is not an active market.

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity.

The Company evaluates its investments for other-than-temporary impairment in accordance with SFAS 115, Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”) and EITF 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“FSP 99-20”) which requires an investor to determine when an investment is considered impaired (i.e., when its fair value has declined below its amortized cost), evaluate whether that impairment is other than temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognizes an impairment loss equal to the difference between the investment’s cost and its fair value.

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

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Interest Income Recognition

Interest income on the Company’s mortgage-backed and other asset-backed securities is accrued using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets.  Premiums and discounts are amortized or accreted into interest income over the lives of the securities also using the effective yield method, adjusted for the effects of estimated prepayments based on SFAS 91, ‘‘Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,’’ (“SFAS 91”).  For an investment purchased at par, the effective yield is the contractual interest rate on the investment.  If the investment is purchased at a discount or at a premium, the effective yield is computed based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium.  The effective yield method requires the Company to make estimates of future prepayment rates for its investments that can be contractually prepaid before their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment.  The prepayment estimates that the Company uses directly impact the estimated remaining lives of its investments.  Actual prepayment estimates are reviewed as of each quarter end or more frequently if the Company becomes aware of any material information that would lead it to believe that an adjustment is necessary.  If prepayment estimates are incorrect, the amortization or accretion of premiums and discounts may have to be adjusted, which would have an impact on future income.

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

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses.  Loans and leases held for investment are first individually evaluated for impairment so specific reserves can be applied, and then evaluated for impairment as a homogeneous pool of loans with substantially similar characteristics so that a general reserve can be established, if needed.  The reviews are performed at least quarterly.

The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on the present value of estimated cash flows; on market price, if available; or on the fair value of the collateral less estimated disposition costs.  When a loan, or a portion thereof, is considered uncollectible and pursuit of collection is not warranted, then the Company will record a charge-off or write-down of the loan against the allowance for loan and lease losses.
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Allowance for Loan and Lease Losses − (Continued)

The balance of impaired loans and leases was $23.9 million and $17.4 million at December 31, 2008 and 2007, respectively.  The total balance of impaired loans and leases with a valuation allowance at December 31, 2008 and 2007 was $23.9 million and $17.0 million, respectively.  All of the loans deemed impaired at December 31, 2008 and 2007 have an associated valuation allowance.  The total balance of impaired leases without a specific valuation allowance was $0 and $359,000 at December 31, 2008 and 2007, respectively.  The specific valuation allowance related to these impaired loans and leases was $19.6 million and $2.3 million at December 31, 2008 and 2007, respectively.  The average balance of impaired loans and leases was $24.9 million and $4.3 million during 2008 and 2007, respectively.  The Company did not recognize any income on impaired loans and leases during 2008 and 2007 once each individual loan or lease became impaired.

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

Comprehensive Loss

Comprehensive loss for the Company includes net income and the change in net unrealized gains/ (losses) on available-for-sale securities and derivative instruments used to hedge exposure to interest rate fluctuations and protect against declines in the market-value of assets resulting from general trends in debt markets.

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
DECEMBER 31, 2008

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

Recent Accounting Pronouncements

In January 2009, the FASB issued FSP 99-20-1.  FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP 99-20-1 is effective, on a prospective basis, for interim and annual reporting periods ending after December 15, 2008.  Adoption of FSP 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market that is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 “Fair Value Measurements,” (“SFAS 157”) in an inactive market.  The provisions of FSP 157-3 were effective immediately.  The adoption of FSP FAS 157-3 has been reflected in the determination of fair value in the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 are intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on financial position, financial performance, and cash flows of the sellers of credit derivatives.  FSP FAS 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008.   Adoption did not have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements in conformity with U.S. GAAP.  It is effective for fiscal years and interim period beginning on or after December 15, 2008 and will be applicable to the Company in the first quarter of fiscal 2009.  The Company does not expect that SFAS 162 will have an impact on its consolidated financial statements.
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

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

In February 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”) which provides guidance on accounting for a transfer of a financial asset and repurchase financing.  FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company does not expect that FSP FAS 140-3 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning after December 15, 2009.  The Company does not expect that SFAS 160 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141 (“SFAS 141R”). SFAS 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS 141R requires that all transaction costs be expensed as incurred.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company does not expect that SFAS 141R will have a material effect on its financial statements.

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements to conform to the 2008 presentation.

NOTE 3 − RESTRICTED CASH

Restricted cash as of December 31, 2008 consists of $48.3 million held in five consolidated CDO trusts, $7.7 million in cash collateralizing outstanding margin calls and a $1.1 million credit facility reserve used to fund future investments that will be acquired by the Company’s three closed bank loan CDO trusts.  The remaining $3.3 million consists of interest reserves and security deposits held in connection with the Company’s equipment lease and note portfolio.

NOTE 4 – DECONSOLIDATION OF VARIABLE INTEREST ENTITY

The Company consolidates VIEs if the Company determines it is the primary beneficiary, in accordance with FIN 46-R.  During the year ended December 31, 2007, the Company sold a portion of its preferred shares in Ischus CDO II to an independent third party.  The sale was deemed to be a reconsideration event under FIN 46-R and the Company determined it was no longer the primary beneficiary.  Therefore, as of the date of the sale, the Company deconsolidated Ischus CDO II and wrote down its investment in this CDO by $15.6 million which is recorded in net realized (losses) gains on sales of investments on the Company’s consolidated statements of operations.  Additionally, the losses the Company recorded on the sales of the net assets were in excess of its cost basis and, as a result, the Company recorded a gain on the deconsolidation of Ischus CDO II of $14.3 million.

The value of the preferred shares at deconsolidation was $722,000.  The Company will recognize income on these preferred shares using the cost recovery method.  At December 31, 2007, the remaining value of the Company’s preferred shares in Ischus CDO II was $257,000 after collecting $465,000 of cash distributions from the date of deconsolidation through December 31, 2007 and applying it as a reduction of the Company’s investment.  No income was recognized on this investment from the period of deconsolidation through December 31, 2007.   During the year ended December 31, 2008, $1.3 million of cash was collected from this investment and $997,000 of income was recognized (after reducing the Company’s investment from $257,000 to zero) which is included in Interest Income – other on the Company’s consolidated statement of operations.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 4 – DECONSOLIDATION OF VARIABLE INTEREST ENTITY - (Continued)

The following table summarizes the Company’s calculation of its loss on its investment in Ischus CDO II at December 31, 2007 (in thousands):

Write-down of Investment in Ischus CDO II
Original investment	$27,000
Cumulative cash distributions	(10,697)
Net basis	16,303
Investment valuation at time of sale	(722)
Realized loss on investment	$15,581

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 4 – DECONSOLIDATION OF VARIABLE INTEREST ENTITIES − (Continued)

	Period from January 1, 2007 through November 13,	Year ended December 31,	Period from March 8, 2005 (Date Operations Commenced) to December 31,
	2007	2006	2005
REVENUES
Securities	$24,463	$27,189	$9,252
Interest income – other	134	86	100
Total interest income	24,597	27,275	9,352
Interest expense	19,688	21,666	7,161
Net interest income	4,909	5,609	2,191

OPERATING EXPENSES
Professional services	138	228	97
General and administrative	83	99	45
Total operating expenses	221	327	142

NET OPERATING INCOME	4,688	5,282	2,049

OTHER (EXPENSES) REVENUES
Net realized gain (loss) on investments	47	(47)	−
Asset impairments	(26,277)	−	−
Total expenses	(26,230)	(47)	−

NET (LOSS) INCOME	$(21,542)	$5,235	$2,049

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's mortgage-backed securities and other asset-backed securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains		Unrealized Losses	Fair Value (1)
December 31, 2008:
Commercial mortgage-backed private placement	$70,458	$	−	$(41,243)	$29,215
Other asset-backed	5,665		−	(5,620)	45
Total	$76,123	$	−	$(46,863)	$29,260

December 31, 2007:
Commercial mortgage-backed private placement	$82,373	$	−	$(17,809)	$64,564
Other asset-backed	5,665		−	(4,765)	900
Total	$88,038	$	−	$(22,574)	$65,464

(1)
As of December 31, 2008, $22.5 million of securities were pledged as collateral security under related financings.  At December 31, 2007, all securities were pledged as collateral security under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

The following table summarizes the estimated maturities of the Company’s mortgage-backed securities and other asset-backed securities according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
December 31, 2008:
Less than one year	$5,088	$10,465	3.17%
Greater than one year and less than five years	9,954	21,596	3.75%
Greater than five years	14,218	44,062	5.05%
Total	$29,260	$76,123	4.36%

December 31, 2007:
Less than one year	$11,908	$12,824	6.15%
Greater than one year and less than five years	19,042	21,589	6.16%
Greater than five years	34,514	53,625	5.85%
Total	$65,464	$88,038	5.96%

The contractual maturities of the investment securities available-for-sale range from October 2009 to July 2017.

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				More than 12 Months				Total
	Fair Value		Gross Unrealized Losses		Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
December 31, 2008:
Commercial mortgage- backed private placement	$	−	$	−		$29,215		$(41,243)	$29,215	$(41,243)
Other asset-backed		−		−		45		(5,620)	45	(5,620)
Total temporarily impaired securities	$	−	$	−		$29,260		$(46,863)	$29,260	$(46,863)

December 31, 2007:
Commercial mortgage- backed private placement		$64,564		$(17,809)	$	−	$	−	$64,564	$(17,809)
Other asset-backed		900		(4,765)		−		−	900	(4,765)
Total temporarily impaired securities		$65,464		$(22,574)	$	−	$	−	$65,464	$(22,574)

The temporary impairment of the investment securities available-for-sale results from the fair value of the securities falling below their amortized cost basis and is primarily attributed to changes in interest rates and market conditions.  The Company intends and has the ability to hold the securities until the fair value of the securities held is recovered, which may be maturity.  As of December 31, 2007, the Company recognized $26.3 million of other-than-temporary impairment on its securities.  As a result of the impairment charge in 2007, the cost of these securities was written down to fair value.  The assets that related to these impairment charges were part of Ischus CDO II.  In November 2007, Ischus CDO II was deconsolidated and this impairment charge was offset through the gain recorded on deconsolidation of $14.3 million (see Note 4).  The company held 15 and 16 investment securities available-for-sale that were in an unrealized loss position as of December 31, 2008 and 2007, respectively.  The Company does not believe that any other of its securities classified as available-for-sale were other-than-temporarily impaired as of December 31, 2008.

(Back to Index)

(Back to Index)
.
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

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

While the available-for-sale investments have continued to decline in fair value, their change continues to be temporary.  In particular, with respect to CMBS, all assets are current with respect to interest and principal payments.  In addition, the Company performs an on-going review of third-party reports and updated financial data on the underlying property to analyze current and projected loan performance.  The Company’s review concluded that there exist no credit characteristics that would indicate other-than-temporary impairments as of December 31, 2008.

NOTE 6 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium	Carrying Value (1)
December 31, 2008:
Bank loans, includes $9.0 million in loans held for sale	$945,966	$(8,459)	$937,507
Commercial real estate loans:
Whole loans	521,015	(1,678)	519,337
B notes	89,005	64	89,069
Mezzanine loans	215,255	(4,522)	210,733
Total commercial real estate loans	825,275	(6,136)	819,139
Subtotal loans before allowances	1,771,241	(14,595)	1,756,646
Allowance for loan loss	(43,867)	−	(43,867)
Total	$1,727,374	$(14,595)	$1,712,779

December 31, 2007:
Bank loans	$931,107	$(6)	$931,101
Commercial real estate loans:
Whole loans	532,277	(3,559)	528,718
B notes	89,448	129	89,577
Mezzanine loans	227,597	(4,435)	223,162
Total commercial real estate loans	849,322	(7,865)	841,457
Subtotal loans before allowances	1,780,429	(7,871)	1,772,558
Allowance for loan loss	(5,919)	−	(5,919)
Total	$1,774,510	$(7,871)	$1,766,639

(1)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2008 and December 31, 2007.

As of December 31, 2008 and 2007, approximately 39.2% and 11.4% and 38.7% and 12.2%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California and New York, respectively.  As of December 31, 2008 and 2007, approximately 11.1% and 11.5%, respectively, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.

At December 31, 2008, the Company’s bank loan portfolio consisted of $908.7 million (net of allowance of $28.8 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 0.97% and LIBOR plus 10.0% with maturity dates ranging from March 2009 to August 2022.
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 6 – LOANS HELD FOR INVESTMENT − (Continued)

At December 31, 2007, the Company’s bank loan portfolio consisted of $928.3 million (net of allowance of $2.8 million) of floating rate loans, which bore interest ranging between LIBOR plus 1.38% and LIBOR plus 7.50% with maturity dates ranging from July 2008 to August 2022.

The following table shows the changes in the allowance for loan loss (in thousands):

Allowance for loan loss at December 31, 2006	$	−
Reserve charged to expense		5,918
Loans charged-off		−
Recoveries		−
Allowance for loan loss at December 31, 2007		5,918
Reserve charged to expense		45,259
Loans charged-off		(7,310)
Recoveries		−
Allowance for loan loss at December 31, 2008		$43,867

The following is a summary of the loans in the Company’s commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates
December 31, 2008:
Whole loans, floating rate (1)	29	$431,985	LIBOR plus 1.50% to LIBOR plus 4.40%	April 2009 to August 2011
Whole loans, fixed rate (1)	7	87,352	6.98% to 10.00%	May 2009 to August 2012
B notes, floating rate	4	33,535	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2009 to October 2009
B notes, fixed rate	3	55,534	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	129,459	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2009 to February 2010
Mezzanine loans, fixed rate	7	81,274	5.78% to 11.00%	November 2009 to September 2016
Total (2)	60	$819,139

December 31, 2007:
Whole loans, floating rate	28	$430,776	LIBOR plus 1.50% to LIBOR plus 4.25%	May 2008 to July 2010
Whole loans, fixed rate	7	97,942	6.98% to 8.57%	May 2009 to August 2012
B notes, floating rate	3	33,570	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2008 to October 2008
B notes, fixed rate	3	56,007	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	11	141,894	LIBOR plus 2.15% to LIBOR plus 3.45%	February 2008 to May 2009
Mezzanine loans, fixed rate	7	81,268	5.78% to 11.00%	October 2009 to September 2016
Total (2)	59	$841,457

(1)
Whole loans have $26.6 million in unfunded loan commitments as of December 31, 2008 that are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	The total does not include a provision for loan losses of $15.1 million and $3.2 million recorded as of December 31, 2008 and 2007, respectively.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 6 – LOANS HELD FOR INVESTMENT − (Continued)

As of December 31, 2008, the Company had recorded a provision for loan loss of $43.9 million consisting of a $28.8 million provision on the Company’s bank loan portfolio and a $15.1 million provision on the Company’s commercial real estate portfolio as a result of the Company having ten bank loans and one commercial real estate loan that were deemed impaired as well as the establishment of a general reserve on these portfolios.  As of December 31, 2007, the Company had recorded a provision for loan loss of $5.9 million consisting of a $2.7 million provision on the Company’s bank loan portfolio and a $3.2 million provision on the Company’s commercial real estate portfolio as a result of the Company having two bank loans and one commercial real estate loan that were deemed impaired.

The Company had one mezzanine loan, with a balance of $11.6 million secured by 100% of the equity interests in two enclosed regional malls which went into default in February 2008.  During early 2008, the Company began working with the borrower and special servicer toward a resolution of the default.  However, during the quarter ended June 30, 2008, the borrower defaulted on the more senior first mortgage position.  This event triggered the reevaluation of the Company’s provision for loan loss and the Company determined that, during the three months ended June 30, 2008, a full reserve of the remaining balance of $11.6 million was necessary.  Any future recovery from this loan will be adjusted through the Company’s allowance for loan loss.

NOTE 7 –DIRECT FINANCING LEASES AND NOTES

The Company’s direct financing leases and notes have average initial lease and note terms of 69 months and 72 months, as of December 31, 2008 and 2007, respectively.  The interest rates on notes receivable range from 2.8% to 17.3% and from 6.8% to 14.5%, as of December 31, 2008 and 2007, respectively.  Investments in direct financing leases and notes, net of unearned income, were as follows (in thousands):

	December 31,
	2008	2007
Direct financing leases, net of unearned income	$29,423	$28,880
Operating Leases	337	–
Notes receivable	74,705	66,150
Subtotal	104,465	95,030
Allowance for lease losses	(450)	−
Total	$104,015	$95,030

The components of the net investment in direct financing leases are as follows (in thousands):

	December 31,
	2008	2007
Total future minimum lease payments	$34,105	$34,009
Unguaranteed residual	237	21
Unearned income	(4,919)	(5,150)
Total	$29,423	$28,880

The components of the net investment in operating leases are as follows (in thousands):

	December 31,
	2008	2007
Investment in operating leases	$371		$–
Accumulated depreciation	(34)		–
Total	$337	$	−

At December 31, 2008, the Company had seven leases that were sufficiently delinquent with respect to scheduled payments of interest to require a provision for lease losses.  As a result, the Company had recorded an allowance for lease losses of $451,000 and charged these leases off.  The Company also recorded a general reserve of $300,000 during the three months ended December 31, 2008 to bring the total general reserve to $450,000 at December 31, 2008.  At December 31, 2007, the Company had three leases that were sufficiently delinquent with respect to scheduled payments of interest to require a provision for lease losses.  As a result, the Company had recorded an allowance for lease losses of $293,000 and charged these leases off.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 7 –DIRECT FINANCING LEASES AND NOTES − (Continued)

The following table shows the changes in the allowance for lease loss (in thousands):

Allowance for lease loss at January 1, 2008	$	−
Provision for lease loss		901
Leases charged-off		(451)
Recoveries		−
Allowance for lease loss at December 31, 2008		$450

The future minimum lease payments expected to be received on non-cancelable direct financing leases and notes were as follows (in thousands):

Years Ending December 31,	Direct Financing Leases	Notes	Total
2009	$11,207	$15,833	$27,040
2010	9,867	15,411	25,278
2011	6,397	14,430	20,827
2012	4,464	13,610	18,074
2013	1,919	7,277	9,196
Thereafter	251	8,144	8,395
	$34,105	$74,705	$108,810

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
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 8 – BORROWINGS − (Continued)

Certain information with respect to the Company’s borrowings at December 31, 2008 and 2007 is summarized in the following table (dollars in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
December 31, 2008:
Repurchase Agreements (1)	$17,112	3.50%	18.0 days	$39,703
RREF CDO 2006-1 Senior Notes (2)	261,198	1.38%	37.6 years	322,269
RREF CDO 2007-1 Senior Notes (3)	377,851	1.15%	37.8 years	467,310
Apidos CDO I Senior Notes (4)	318,469	4.03%	8.6 years	206,799
Apidos CDO III Senior Notes (5)	259,648	2.55%	11.5 years	167,933
Apidos Cinco CDO Senior Notes (6)	318,223	2.64%	11.4 years	207,684
Secured Term Facility	95,714	4.14%	1.3 years	104,015
Unsecured Junior Subordinated Debentures (7)	51,548	6.42%	27.7 years	−
Total	$1,699,763	2.57%	20.6 years	$1,515,713

December 31, 2007:
Repurchase Agreements (1)	$116,423	6.33%	18.5 days	$190,914
RREF CDO 2006-1 Senior Notes (2)	260,510	5.69%	38.6 years	282,849
RREF CDO 2007-1 Senior Notes (3)	345,986	5.49%	38.8 years	444,715
Apidos CDO I Senior Notes (4)	317,882	5.47%	9.6 years	309,495
Apidos CDO III Senior Notes (5)	259,178	5.59%	12.5 years	253,427
Apidos Cinco CDO Senior Notes (6)	317,703	5.38%	12.4 years	311,813
Secured Term Facility	91,739	6.55%	2.3 years	95,030
Unsecured Junior Subordinated Debentures (7)	51,548	8.86%	28.7 years	−
Total	$1,760,969	5.72%	20.1 years	$1,888,243

(1)
At December 31, 2008, collateral consisted of a RREF CDO 2007-1 Class H bond that was retained at closing with a carrying value of $3.9 million and loans with a carrying value of $35.8 million.  At December 31, 2007, collateral consisted of RREF CDO 2007-1 Class H & K bonds that were retained at closing with a carrying value of $20.5 million, available-for-sale securities with a carrying value of $13.6 million and loans with a carrying value of $156.8 million.

(2)
Amount represents principal outstanding of $265.5 million less unamortized issuance costs of $4.3 million and $5.0 million as of December 31, 2008 and December 31, 2007, respectively.  This CDO transaction closed in August 2006.

(3)
Amount represents principal outstanding of $383.8 million less unamortized issuance costs of $5.9 million as of December 31, 2008 and principal outstanding of $352.7 million less unamortized issuance costs of $6.7 million as of December 31, 2007.  This CDO transaction closed in June 2007.

(4)
Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $3.0 million as of December 31, 2008 and $3.6 million as of December 31, 2007.  This CDO transaction closed in August 2005.

(5)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $2.9 million as of December 31, 2008 and $3.3 million as of December 31, 2007.  This CDO transaction closed in May 2006.

(6)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $3.8 million as of December 31, 2008 and $4.3 million as of December 31, 2007.  This CDO transaction closed in May 2007.

(7)	Amount represents junior subordinated debentures issued to Resource Capital Trust I and RCC Trust II in May 2006 and September 2006, respectively.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 8 – BORROWINGS − (Continued)

The Company had repurchase agreements with the following counterparties at the dates indicated (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2008:
Natixis Real Estate Capital Inc.	$18,992	18	3.50%
Credit Suisse Securities (USA) LLC	$3,793	23	4.50%

December 31, 2007:
Natixis Real Estate Capital Inc.	$58,155	18	6.42%
Credit Suisse Securities (USA) LLC	$15,626	25	5.91%
J.P. Morgan Securities, Inc.	$886	9	5.63%
Bear, Stearns International Limited	$1,170	15	6.22%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Repurchase and Credit Facilities

Commercial Real Estate Loan – Term Repurchase Facility

In April 2007, the Company’s indirect wholly-owned subsidiary, RCC Real Estate SPE 3, LLC, entered into a master repurchase agreement with Natixis Real Estate Capital, Inc. to be used as a warehouse facility to finance the purchase of commercial real estate loans and commercial mortgage-backed securities.  The maximum amount of the Company’s borrowing under the repurchase agreement was $150.0 million.  The financing provided by the agreement matures April 18, 2010 subject to a one-year extension at the option of RCC Real Estate SPE 3 and subject further to the right of RCC Real Estate SPE 3 to repurchase the assets held in the facility earlier.  The Company paid a facility fee of 0.75% of the maximum facility amount, or $1.2 million, at closing.  In addition, once the borrowings exceed a weighted average undrawn balance of $75.0 million for the prior 90 day period, the Company was required to pay a Non-Usage Fee on the unused portion equal to the product of (i) 0.15% per annum multiplied by, (ii) the weighted average undrawn balance during the prior 90 day period.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price, rate and term.  These are one-month contracts.  The repurchase agreement is with recourse only to the assets financed, subject to standardized exceptions relating to breaches of representations, fraud and similar matters.  The Company has guaranteed RCC Real Estate SPE 3, LLC’s performance of its obligations under the repurchase agreement.  At December 31, 2008, RCC Real Estate SPE 3 had borrowed $17.0 million, all of which the Company had guaranteed.  At December 31, 2008, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $35.8 million and had a weighted average interest rate of one-month LIBOR plus 2.30%, which was 3.50% at December 31, 2008.  At December 31, 2007, RCC Real Estate SPE 3 had borrowed $96.7 million, all of which the Company had guaranteed.  At December 31, 2007, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $154.2 million and had a weighted average interest rate of one-month LIBOR plus 1.39%, which was 6.42% at December 31, 2007.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 8 – BORROWINGS − (Continued)

Repurchase and Credit Facilities − (Continued)

Commercial Real Estate Loan – Term Repurchase Facility − (Continued)

On September 25, 2008, RCC Real Estate SPE 3 entered into an amendment to the master repurchase agreement.  The amendment reduced (i) the amount of the facility from $150,000,000 to $100,000,000 and (ii) the weighted average Undrawn Balance (as defined in the Agreement) threshold exempting payment of the non-usage fee from $75,000,000 to $56,250,000. A modification fee of 0.25% of the amended facility amount of $100,000,000 was charged by Natixis in connection with the repurchase agreement amendment.

On September 25, 2008, the Company also entered into a second amendment to its Guaranty, dated April 12, 2007, with Natixis, pursuant to which the Company’s minimum net worth covenant was reduced to $200,000,000 from $250,000,000.

On November 25, 2008, RCC Real Estate SPE 3 entered into a second amendment to the master repurchase agreement.  Pursuant to the second amendment:

•	The Company repaid $41.5 million of amounts outstanding under the facility.

•	The maximum facility amount was maintained at $100.0 million, reducing on October 18, 2009 to the amounts then outstanding on the facility.

•	Further repurchase agreement transactions under the facility may be made in Natixis’ sole discretion.

•
The repurchase prices for assets remaining subject to the facility on November 25, 2008, referred to as the Existing Assets, were set an aggregate of $17.0 million.  Premiums over new repurchase prices are required for early repurchase by RCC Real Estate SPE 3 of the Existing Assets; however, the premiums will reduce the repurchase price of the remaining Existing Assets.

•	RCC Real Estate SPE 3’s obligation to pay non-usage fees was terminated.

On March 13, 2009, RCC Real Estate SPE 3 entered into a third amendment to the master repurchase agreement and the guaranty.  The amendment (i) reduces the amount of the net worth the Company is required to maintain under its guaranty to $165,000,000 from $200,000,000 for the period from December 31, 2008 through May 12, 2009 (ii) requires a paydown of $1.0 million of amounts outstanding under the facility by March 17, 2009 and (iii) requires that reasonable best efforts be used by (a) the Company to reduce amounts outstanding under the facility further and (b) the Company and Natixis to reduce the amount of the net worth requirement.

Secured Term Facility

In March 2006, the Company entered into a secured term credit facility with Bayerische Hypo – und Vereinsbank AG to finance the purchase of equipment leases and notes.  The maximum amount of the Company’s borrowing under this facility is $100.0 million.  Borrowings under this facility bear interest at one of two rates, determined by asset class.

The Company received a waiver for the period ended December 31, 2007 from Bayerische Hypo- und Vereinsbank AG with respect to the non-compliance by Resource America with a tangible net worth covenant with respect to it contained in the facility agreement.  Under the covenant, Resource America had to maintain a consolidated net worth (stockholder’s equity) of at least $175.0 million plus 90% of the net proceeds of any capital transactions, minus all amounts (not to exceed $50,000,000) paid by Resource America to repurchase any outstanding shares of common or preferred stock of Resource America, measured by each quarter end, as further described in the agreement.

On June 23, 2008, the facility was amended to base the net worth test on LEAF Financial Corporation (“LEAF”) the originator and manages of the Company’s equipment lease and notes, and a subsidiary of Resource America, and to change the measure of net worth to not less than the sum of (i) $17,000,000, plus (ii) 50% of the aggregate net income of LEAF for each fiscal quarter beginning with the fiscal quarter ended September 30, 2008.  See Note 13 regarding arrangements between the Company and LEAF.

The Company paid $38,000 and $61,000 in unused line fees as of December 31, 2008 and 2007, respectively.  Unused line fees are expensed immediately into interest expense in the consolidated statements of operations.  As of December 31, 2008, the Company had borrowed $95.7 million at a weighted average interest rate of 4.14%.  As of December 31, 2007, the Company had borrowed $91.7 million at a weighted average interest rate of 6.55%.  The facility expires in March 2010.
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 8 – BORROWINGS − (Continued)

Repurchase and Credit Facilities − (Continued)

Corporate Revolving Credit Facility

The Company had a $10.0 million facility with TD Bank, N.A. that bore interest at one of two rates elected at the Company’s option; (i) the lender’s prime rate plus a margin ranging from 0.50% to 1.50% based upon the Company’s leverage ratio; or (ii) LIBOR plus a margin ranging from 1.50% to 2.50% based upon the Company’s leverage ratio.  The facility expired December 31, 2008.

Commercial Real Estate Loans – Non-term Repurchase Facilities

In August 2005, the Company’s subsidiary, RCC Real Estate, entered into a master repurchase agreement with Bear, Stearns International Limited (“Bear Stearns”) to finance the purchase of commercial real estate loans.  The maximum amount of the Company’s borrowing under the repurchase agreement is $150.0 million.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  The Company has guaranteed RCC Real Estate’s obligations under the repurchase agreement to a maximum of $150.0 million.  At December 31, 2008, the Company had repaid all obligations under this facility.  At December 31, 2007, the Company had borrowed $1.9 million, all of which was guaranteed, with a weighted average interest rate of LIBOR plus 1.25%, which was 6.22% at December 31, 2007.

In March 2005, the Company entered into a master repurchase agreement with Credit Suisse Securities (USA) LLC to finance the purchase of agency ABS-residential MBS (“RMBS”) securities.  In December 2006, the Company began using this facility to finance the purchase of commercial MBS (“CMBS”)-private placement and other securities.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At December 31, 2008, the Company had borrowed $90,000 with a weighted average interest rate of 4.50%.  At December 31, 2007, the Company had borrowed $14.6 million with a weighted average interest rate of 5.91%.

Other Repurchase Facility

In March 2005, the Company entered into a master repurchase agreement with J.P. Morgan Securities, Inc. to finance the purchase of agency ABS-RMBS.  In August 2007, the Company began using this facility to finance the purchase of CMBS-private placement.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At December 31, 2008, the Company had repaid all obligations under this facility.  At December 31, 2007, the Company had borrowed $3.2 million with a weighted average interest rate of 5.63%.

Collateralized Debt Obligations

Resource Real Estate Funding CDO 2007-1

In June 2007, the Company closed RREF CDO 2007-1, a $500.0 million CDO transaction that provides financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 8 – BORROWINGS − (Continued)

Collateralized Debt Obligations − (Continued)

Resource Real Estate Funding CDO 2007-1 − (Continued)

The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors was 1.15% at December 31, 2008.

During the year ended December 31, 2008, the Company repurchased $5.0 million of the Class J notes in RREF CDO 2007-1 at a price of 65.0% which resulted in a $1.75 million gain, reported as a gain on the extinguishment of debt in its consolidated statements of operations.  As a result of the Company’s ownership of 100% of the Class H, K, L and M senior notes and $5.0 million of the Class J senior note, the notes retained eliminate in consolidation.

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

The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors was 1.38% at December 31, 2008.
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

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

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 2.64% at December 31, 2008.

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

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity.  The weighted average interest rate on all notes was 2.55% at December 31, 2008.

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

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 4.03% at December 31, 2008.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 8 – BORROWINGS − (Continued)

Trust Preferred Securities

In May 2006 and September 2006, the Company formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although the Company owns 100% of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of these entities in accordance with FIN 46-R.  In connection with the issuance and sale of the capital securities, the Company issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing the Company’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2008 were $691,000 and $701,000, respectively.  These costs which are included in other assets are being amortized into interest expense using the effective yield method over a ten year period and are recorded in the consolidated statements of operation.

The rights of holders of common securities of RCT I and RCT II are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities economic and voting rights are pari passu with the capital securities.  The capital and common securities of RCT I and RCT II are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each.  Unless earlier dissolved, RCT I will dissolve on May 25, 2041 and RCT II will dissolve on September 29, 2041.  The junior subordinated debentures are the sole assets of RCT I and RCT II and mature on June 30, 2036 and October 30, 2036, respectively, and may be called at par by the Company any time after June 30, 2011 and October 30, 2011, respectively.  Interest is payable for RCT I and RCT II quarterly at a floating rate equal to three-month LIBOR plus 3.95% per annum.  The rates for RCT I and RCT II, at December 31, 2008, were 5.42% and 7.42%, respectively.  The Company records its investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated trusts and records dividend income upon declaration by RCT I and RCT II.

NOTE 9 – SHARE REPURCHASE

Under a share repurchase plan authorized by the board of directors on July 26, 2007, the Company is authorized to buy back up to 2.5 million outstanding shares.  As of December 31, 2007, the Company had repurchased 263,000 shares at a weighted average price, including commissions, of $10.54 per share.  No additional shares were repurchased during the year ended December 31, 2008.

NOTE 10 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Manager	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2008	113,332	4,404	463,757	581,493
Issued	−	17,261	157,532	174,793
Vested	(111,387)	(4,404)	(183,818)	(299,609)
Forfeited	(1,945)	−	(2,422)	(4,367)
Unvested shares as of December 31, 2008	−	17,261	435,049	452,310

Pursuant to SFAS 123(R) and EITF 96-18, the Company is required to value any unvested shares of restricted common stock granted to the Manager and non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the years ended December 31, 2008 and 2007, including shares issued to the four non-employee directors, was $1.5 million and $6.7 million, respectively.

On January 14, 2008, the Company issued 144,000 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on January 14, 2009.  The balance will vest annually thereafter through January 14, 2011.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 10 – SHARE-BASED COMPENSATION − (Continued)

On February 1, 2008 and March 8, 2008, the Company granted 2,261 and 15,000 shares of restricted stock, respectively, to the Company’s non-employee directors as part of their annual compensation.  These shares vested in full on the first anniversary of the date of grant.

On July 1, 2008, the Company granted 13,532 shares of restricted stock under its 2007 Omnibus Equity Compensation Plan. These restricted shares will vest 33.3% on June 30, 2009.  The balance will vest annually thereafter through June 30, 2011.

The following table summarizes stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2008	640,166	$14.99
Granted	−	−
Exercised	−	−
Forfeited	(16,000)	15.00
Outstanding as of December 31, 2008	624,166	$14.99	6	$93
Exercisable at December 31, 2008	405,833	$15.00	6	$61

The stock options have a remaining contractual term of six years.  Upon exercise of options, new shares are issued.

The following table summarizes the status of the Company’s unvested stock options as of December 31, 2008:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	205,722		$14.97
Granted	−	$	−
Vested	(162,389)		$14.98
Forfeited	−	$	−
Unvested at December 31, 2008	43,333		$14.88

The weighted average period the Company expects to recognize the remaining expense on the unvested stock options is less than one year.

The following table summarizes the status of the Company’s vested stock options as of December 31, 2008:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2008	357,944	$15.00
Vested	238,889	$14.99
Exercised	−	−
Forfeited	(16,000)	$15.00
Vested as of December 31, 2008	580,833	$15.00	6	$ 87

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 10 – SHARE-BASED COMPENSATION − (Continued)

The stock option transactions are valued using the Black-Scholes model using the following assumptions:

	As of December 31,
	2008	2007	2006
Expected life	8 years	7 years	8 years
Discount rate	2.94%	3.97%	4.78%
Volatility	127.20%	42.84%	20.91%
Dividend yield	33.94%	17.62%	9.73%

The fair value of each common stock transaction for the year ended December 31, 2008 and for the year ended December 31, 2007, respectively, was $0.149 and $0.251.  For the years ended December 31, 2008, 2007 and 2006, the components of equity compensation expense were as follows (in thousands):

	December 31,
	2008	2007	2006

Options granted to Manager and non-employees	$(52)	$(91)	$371
Restricted shares granted to Manager and non-employees	486	1,582	2,001
Restricted shares granted to non-employee Directors	106	74	60
Total equity compensation expense	$540	$1,565	$2,432

During the years ended December 31, 2008 and 2007, the Manager received 60,078 and 47,503 shares as incentive compensation valued at $341,000 and $723,000, respectively pursuant to the management agreement.  The incentive management fee is paid one quarter in arrears.
Apart from incentive compensation payable under the management agreement, the Company has established no formal criteria for equity awards as of December 31, 2008.  All awards are discretionary in nature and subject to approval by the compensation committee.

NOTE 11 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	December 31,
	2008	2007	2006
Basic:
Net (loss) income	$(3,074)	$8,890	$15,606
Weighted average number of shares outstanding	24,757,386	24,610,468	17,538,273
Basic net (loss) income per share	$(0.12)	$0.36	$0.89

Diluted:
Net (loss) income	$(3,074)	$8,890	$15,606
Weighted average number of shares outstanding	24,757,386	24,610,468	17,538,273
Additional shares due to assumed conversion of dilutive instruments	−	249,716	343,082
Adjusted weighted-average number of common shares outstanding	24,757,386	24,860,184	17,881,355
Diluted net (loss) income per share	$(0.12)	$0.36	$0.87

Potentially dilutive shares relating to 253,975 shares of restricted stock are not included in the calculation of diluted net (loss) per share for the year ended December 31, 2008 because the effect was anti-dilutive.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 12 – THE MANAGEMENT AGREEMENT

           On March 8, 2005, the Company entered into a Management Agreement pursuant to which the Manager provides the Company investment management, administrative and related services.  The agreement was amended June 30, 2008.  Under the agreement, the Manager receives fees and is reimbursed for its expenses as follows:

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

As amended, the Management Agreement has an initial term ending March 31, 2009 and will automatically renew for a one-year term annually unless at least two-thirds of the independent directors or a majority of the outstanding common shares agree to not automatically renew.  With a two-thirds vote of the independent directors, the independent directors may elect to terminate the Management Agreement because of the following:

•	unsatisfactory performance; and/or

•	unfair compensation payable to the Manager where fair compensation cannot be agreed upon by the Company (pursuant to a vote of two-thirds of the independent directors) and the Manager.

        In the event that the Management Agreement is terminated based on the provisions disclosed above, the Company must pay the Manager a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive during the two 12-month periods immediately preceding the date of such termination.  The Company is also entitled to terminate the Management Agreement for cause (as defined therein) without payment of any termination fee.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 12 – THE MANAGEMENT AGREEMENT − (Continued)

The base management fee for the years ended December 31, 2008, 2007 and 2006 was $4.5 million, $5.1 million and $3.7 million, respectively.  The manager earned an incentive management fee of $1.8 million of which $1.3 million was paid in cash and $440,000 was paid in stock (86,489 shares) for the period from January 1, 2008 to December 31, 2008.  The manager earned an incentive management fee of $1.5 million of which $924,000 was paid in cash and $551,000 was paid in stock (37,543 shares) for the period from January 1, 2007 to December 31, 2007.  The manager earned an incentive management fee of $1.1 million of which $840,000 was paid in cash and $280,000 was paid in stock (18,298 shares) for the period from January 1, 2006 to December 31, 2006.

At December 31, 2008, the Company was indebted to the Manager for base management fees of $725,000 incentive management fees of $397,000 and expense reimbursements of $73,000.  At December 31, 2007, the Company was indebted to the Manager for base management fees of $802,000 and expense reimbursements of $65,000.  These amounts are included in management and incentive fee payable and accounts payable and accrued liabilities, respectively.

NOTE 13 – RELATED-PARTY TRANSACTIONS

Relationship with Resource Real Estate

Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At December 31, 2008, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio of $24,000.  At December 31, 2007, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio of $197,000.  At December 31, 2007, Resource Real Estate was indebted to the Company for deposits held in trust in connection with the Company’s commercial real estate portfolio of approximately $90,000.  Resource Real Estate was not indebted to the Company for any such deposits at December 31, 2008.

Relationship with LEAF

LEAF, a majority-owned subsidiary of Resource America, originates and manages equipment leases and notes on the Company’s behalf.  The Company purchases its equipment leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs.  At December 31, 2008 and 2007, the Company acquired $42.5 million and $38.7 million, respectively, of equipment lease and note investments from LEAF, including $425,000 and $387,000 of origination cost reimbursements, respectively.  In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes.  At December 31, 2008 and 2007, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of $172,000 and $133,000, respectively.  LEAF servicing fees for the years ended December 31, 2008, 2007 and 2006 were $953,000, $810,000 and $659,000, respectively.

During years ended December 31, 2008 and 2007, the Company sold 16 and nine equipment notes, respectively, back to LEAF at a price equal to their book value.  The total proceeds received on the outstanding notes receivable were $6.3 million and $5.1 million for the years ended December 31, 2008 and 2007, respectively.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 13 – RELATED-PARTY TRANSACTIONS − (Continued)

Relationship with Resource America

At December 31, 2008, Resource America, owned 2,022,578 shares, or 8.0% of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.

The Company is managed by the Manager pursuant to the Management Agreement that provides for both base and incentive management fees.  For the years ended December 31, 2008, 2007 and 2006, the Manager earned base management fees of approximately $4.5 million, $5.1 million and $3.7 million, respectively, and incentive compensation fees of $1.8 million, $1.5 million and $1.1 million, respectively.  The Company may also reimburse the Manager and Resource America for expenses for employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  For the years ended December 31, 2008, 2007 and 2006, the Company reimbursed the Manager $392,000, $507,000 and $954,000, respectively, for such expenses.  For a description of the management agreement and fees paid and payable to the Manager (see Note 12).

At December 31, 2008, the Company was indebted to the Manager for base management fees of $725,000, incentive management fees of $397,000 and for the reimbursement of expenses of $73,000.  At December 31, 2007, the Company was indebted to the Manager for base management fees of $802,000 and for reimbursement of expenses of $65,000.  These amounts are included in accounts payable and other liabilities.

As of December 31, 2008 and 2007, the Company had executed six CDO transactions, respectively.  These CDO transactions were structured for the Company by the Manager, but, under the management agreement the Manager was not separately compensated by the Company for these transactions.

Relationship with Law Firm

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood, P.C., a law firm.  For the years ended December 31, 2008, 2007 and 2006, the Company paid Ledgewood $164,000, $361,000 and $361,000, respectively.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

NOTE 14 – DISTRIBUTIONS

In order to qualify as a REIT, the Company must currently distribute at least 90% of its taxable income.  In addition, the Company must distribute 100% of its taxable income in order not to be subject to corporate federal income taxes on retained income.  The Company anticipates it will distribute substantially all of its taxable income to its stockholders.  Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation and provisions for loan and lease losses), in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow to make sufficient distribution payments.

The Company’s 2009 dividends will be determined by the Company’s board who will also consider the composition of any common dividends declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  The Internal Revenue Service, in Revenue Procedure 2009-15, has given guidance with respect to certain stock distributions by publicly traded REITs.  That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2009. It provides that publicly-traded REITs can distribute stock (common shares in the Company’s case) to satisfy their REIT distribution requirements if stated conditions are met. These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  The Company did not use this Revenue Procedure with respect to any distributions for its 2008 taxable year, but may do so for distributions with respect to 2009.
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 14 – DISTRIBUTIONS − (Continued)

During the year ended December 31, 2008, the Company declared and paid distributions totaling $40.7 million, or $1.60 per share.  This includes $9.9 million, in the aggregate, declared on December 18, 2008 and paid on January 28, 2009 to stockholders of record as of December 30, 2008.  During the year ended December 31, 2007, the Company declared and paid distributions totaling $40.7 million, or $1.62 per share.  During the year ended December 31, 2006, the Company declared and paid distributions totaling $26.5 million, or $1.49 per share.  For tax purposes, 100% of the distributions declared in 2008 and 2007 have been classified as ordinary income.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value framework requires the categorization of assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability.  Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment.  The three levels are defined as follows:

Level 1 − Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 − Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3 − Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

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

Investment securities available-for-sale are valued by taking a weighted average of the following three measures:

i.	using an income approach and utilizing an appropriate current risk-adjusted, time value and projected estimated losses from default assumptions based of underlying loan performance;

ii.	quotes on similar-vintage, higher rate, more actively traded CMBS securities adjusted for the lower subordinated level of the Company’s securities; and

iii.	dealer quotes on the Company’s securities for which there is not an active market.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS − (Continued)

Derivatives (interest rate swap contracts), both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As of December 31, 2008, the fair values of our financial assets and liabilities were as follows:

	Level 1		Level 2		Level 3		Total
Assets:
Investment securities available-for-sale	$	−	$	−		$29,260	$29,260
Total assets at fair value	$		$	−		$29,260	$29,260

Liabilities:
Derivatives (net)		−		31,589		−	31,589
Total liabilities at fair value	$	−		$31,589	$	−	$31,589

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs.

Level 3
Beginning balance, January 1, 2008	$65,464
Total gains or losses (realized/unrealized):
Included in earnings	(1,556)
Purchases, sales, issuances and settlements, net	(10,360)
Unrealized losses – included in accumulated other comprehensive income	(24,288)
Ending balance, December 31, 2008	$29,260

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, interest receivable, principal receivable, repurchase agreements, warehouse lending facilities and accrued interest expense approximates their carrying value on the consolidated balance sheet. The fair value of the Company’s investment securities available-for-sale is reported in Note 5. The fair value of the Company’s derivative instruments is reported in Note 16.

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated statement of financial position are reported below.
	Fair Value of Financial Instruments
	(in thousands)
	December 31, 2008		December 31, 2007
	Carrying value	Fair value	Carrying value	Fair value
Loans held-for-investment	$1,712,779	$1,037,927	$1,766,639	$1,713,040

CDOs	$1,535,389	$690,926	$1,501,259	$1,501,259

Junior subordinated notes	$51,548	$10,310	$51,548	$51,548

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 16 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

A significant market risk to the Company is interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control.  Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of the Company’s interest-earning assets and the Company’s ability to realize gains from the sale of these assets.  A decline in the value of the Company’s interest-earning assets pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

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

At December 31, 2008, the Company had 31 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.07% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $325.0 million at December 31, 2008.

At December 31, 2007, the Company had 30 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.36% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $347.9 million at December 31, 2007.

The estimated fair value of the Company’s interest rate swaps was ($31.6) million as of December 31, 2008.  The Company had aggregate unrealized losses of $33.8 million on the interest rate swap agreements, as of December 31, 2008, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the maturity of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the maturity of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the maturity of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the maturity of the terminated swap and the amortization is reflected in interest expense in the Company’s consolidated statements of operations.

The estimated fair value of the Company’s interest rate swaps was ($18.0) million as of December 31, 2007.  The Company had aggregate unrealized losses of $15.7 million on the interest rate swap agreements, as of December 31, 2007, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the maturity of RREF CDO 2006-1 and the amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the maturity of RREF CDO 2007-1 and the accretion is reflected in interest expense in the Company’s consolidated statements of operations.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities in the Company’s investment portfolio.  The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount.  At December 31, 2008, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $3.7 million.  At December 31, 2007, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $4.1 million.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 17 – STOCK INCENTIVE PLANS

Upon formation of the Company, the 2005 Stock Incentive Plan (the “2005 Plan”) was adopted for the purpose of attracting and retaining executive officers, employees, directors and other persons and entities that provide services to the Company.  The 2005 Plan authorizes the issuance of up to 1,533,333 shares of common stock in the form of options to purchase common stock, stock awards, performance shares and stock appreciation rights.

In July 2007, the Company’s shareholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”).  The 2007 Plan authorizes the issuance of up to 2,000,000 shares of common stock in the form of options to purchase common stock, stock awards, performance shares and stock appreciation rights.

NOTE 18 – INCOME TAXES

The Company has made an election to be taxed, and believes it qualifies, as a REIT under Sections 856 through 860 of the Code.  To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other qualification requirements as defined under the Code.  Accordingly, the Company is not subject to federal corporate income tax to extent that it distributes 100% of its REIT taxable income each year.  Taxable income from non-REIT activities managed through Resource TRS, the Company's taxable REIT subsidiary, is subject to federal, state and local income taxes.

Resource TRS' income taxes are accounted for under the asset and liability method as required under SFAS 109 "Accounting for Income Taxes."  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of Resource TRS' assets and liabilities.

The following table details the components of Resource TRS’ income taxes (in thousands):

	Years Ended December 31,
	2008	2007	2006
(Benefit) provision for income taxes:
Current:
Federal	$(331)	$354	$51
State	(25)	119	16
Deferred	115	(135)	−
Income tax (benefit) provision	$(241)	$338	$67

The components of Resource TRS’ deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets related to:
Foreign, state and local loss carryforwards	$303	$	−
Provision for loan and lease losses	206		135
Total deferred tax assets, net	$509		$135
Deferred tax liabilities related to:
Property and equipment basis differences	$(186)	$	−
Total deferred tax liabilities	$(186)	$	−

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
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

NOTE 18 – INCOME TAXES − (Continued)

Effective January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainties in Income Taxes - an Interpretation of SFAS 109” (“FIN 48”), which did not have an impact on its balance sheet on the date of adoption nor as of December 31, 2008.  FIN 48 prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company is required under FIN 48 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period as well as the cumulative amounts recorded in the consolidated balance sheets.  The Company will continue to classify any tax penalties as other operating expenses and any interest as interest expense.  The Company does not have any unrecognized tax benefits that would affect the Company’s financial position.

As of December 31, 2008, income tax returns for the calendar years 2005 - 2007 remain subject to examination by Internal Revenue Service ("IRS") and/or any state or local taxing jurisdiction.  The Company has not executed any agreements with the IRS or any state and/or local taxing jurisdiction to extend a statue of limitations in relation to any previous year.

NOTE 19 – QUARTERLY RESULTS

The following is a presentation of the quarterly results of operations for the years ended December 31, 2008 and 2007:

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2008
Interest income	$36,983	$32,258	$32,312	$32,788
Interest expense	23,148	18,924	18,664	18,883
Net interest income	$13,835	$13,334	$13,648	$13,905
Net income (loss)	$9,363	$(5,257)	$88	$(7,268)

Net income (loss) per share − basic	$0.38	$(0.21)	$0.00	$(0.29)
Net income (loss) per share − diluted	$0.38	$(0.21)	$0.00	$(0.29)

Year ended December 31, 2007
Interest income	$40,010	$43,826	$48,791	$44,541
Interest expense	26,789	30,222	34,266	30,460
Net interest income	$13,221	$13,604	$14,525	$14,081
Net income (loss)	$9,439	$9,836	$(13,915)	$3,530

Net income (loss) per share − basic	$0.39	$0.40	$(0.56)	$0.14
Net income (loss) per share − diluted	$0.38	$0.39	$(0.56)	$0.14

NOTE 20 – SUBSEQUENT EVENT

During the three months ended March 31, 2009, the Company bought back 700,000 shares at a weighted average price of $4.00 per share as part of the share repurchase program authorized by the board of directors.  Including these transactions, the total number of shares repurchased under this program is 963,000.
(Back to Index)

(Back to Index)
ITEM 9.                      CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
    AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 or Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting that have partially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on this assessment management believes that, as of December 31, 2008, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2008 and their report dated March 16, 2009 expressed an unqualified opinion on our internal control over financial reporting.  This report is included in this Item 9A.
(Back to Index)

(Back to Index)
Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Resource Capital Corp.

We have audited Resource Capital Corp. and subsidiaries’ (a Maryland Corporation) (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Resource Capital Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resource Capital Corp. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006 and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 16, 2009
(Back to Index)

(Back to Index)
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

Names of Directors, Principal Occupation and Other Information

Edward E. Cohen, age 70, has been our Chairman since March 2005.  Mr. Cohen is Chairman of Resource America, a position he has held since 1990.  He was Resource America’s Chief Executive Officer from 1988 to 2004 and its President from 2000 to 2003.  He is Chairman, Chief Executive Officer and President of Atlas America, Inc., a publicly-traded (NASDAQ: ATLS) energy company, a position he has held since 2000, Chairman of Atlas Pipeline Holdings GP, LLC, a wholly-owned subsidiary of Atlas America that is the general partner of Atlas Pipeline Holdings, L.P., a publicly-traded (NYSE: AHD) holding company, a position he has held since 2006, Chairman and Chief Executive Officer of Atlas Energy Resources, LLC, a publicly-traded (NYSE:ATN) energy company, a position he has held since 2006 and Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, a wholly-owned subsidiary of Atlas America that is the general partner of Atlas Pipeline Partners, L.P., a publicly-traded (NYSE: APL) natural gas pipeline company.  He is also Chairman of Brandywine Construction & Management, Inc., a privately-held real estate management company.  From 1981 to 1999 he was Chairman of the Executive Committee of JeffBanks, Inc., a bank holding company acquired by Hudson United Bancorporation.  From 1969 to 1989 he was Chairman of the Executive Committee of State National Bank of Maryland (now a part of Wachovia Bank).

Jonathan Z. Cohen, age 38, has been our Chief Executive Officer, President and a director since March 2005.  Mr. Cohen has been President since 2003, Chief Executive Officer since 2004 and a Director since 2002 of Resource America.  He was Executive Vice President of Resource America from 2001 to 2003, and a Senior Vice President from 1999 to 2001.  He has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP since its formation in 1999, Vice Chairman of Atlas America since 2000, Vice Chairman of Atlas Energy Resources since 2006 and Vice Chairman of Atlas Pipeline Holdings GP since 2006.  He was the Vice Chairman of RAIT Investment Trust, (now RAIT Financial Trust) a publicly-traded (NYSE: RAS) REIT, from 2003 to 2006, and Secretary, trustee and a member of RAIT’s investment committee from 1997 to 2006.

Walter T. Beach, age 42, has been a director since March 2005.  Mr. Beach has been Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997.  From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm where, beginning in 1994, he was responsible for the firm’s investment decisions for its principal equity product.  Before that he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm, and an analyst at Industry Analysis Group, an industry and economic consulting firm.  Mr. Beach has served as a director of The Bancorp, Inc., a publicly-traded (NASDAQ: TBBK) Delaware bank holding company, and its subsidiary bank, The Bancorp Bank, since 1999.

William B. Hart, age 65, has been a director since March 2005.  Mr. Hart was Chairman of the Board of Trustees of the National Trust for Historic Preservation from 1999 to 2004.  He was also a director of Anthem, Inc. (now Wellpoint, Inc.), a publicly-traded (NYSE: WLP) health insurance company, from 2000 to 2004.  Mr. Hart was Director of SIS Bancorp (now Banknorth Massachusetts, a division of Banknorth, N.A.) from 1995 to 2000.  From 1988 to 1999, Mr. Hart served in various positions with Blue Cross/Blue Shield of New Hampshire, ending as Chairman of the Audit Committee and Chairman of the Board of Directors from 1996 to 1999.  He also served as President of the Foundation for the National Capital Region, Washington, DC, from 1993 to 1996 and President of The Dunfey Group, a private investment firm, from 1986 to 1998.  From 1986 to 1994 he was also director of First NH Banks where he was Chairman of the Audit Committee from 1992 to 1994.

Gary Ickowicz, age 53, has been a director since February 2007.  Mr. Ickowicz has been a Principal of Lazard Freres Real Estate Investors, a manager of funds invested in debt and equity securities of North American real estate assets and enterprises, since 2001.  In addition, he was a director of Lazard Freres’s real estate investment banking unit from 1989 through 2001.  Since 2000 he has been a director of Grant Street Settlement, and since 2002 he has been a director of NCC/Neumann, both not-for-profit developers of senior housing.  Since 2001 he has been a director of Commonwealth Atlantic Properties, Inc., a privately-held REIT.  From 2001 to 2006 he was a director of Kimsouth, Inc., a joint venture with Kimco Realty Corporation, a publicly-traded (NYSE: KIM) REIT.

(Back to Index)

(Back to Index)
Murray S. Levin, age 66, has been a director since March 2005.  Mr. Levin is a senior litigation partner at Pepper Hamilton LLP, a law firm with which he has been associated since 1970.  Mr. Levin served as the first American president of the Association Internationale des Jeunes Avocats (Young Lawyers International Association), headquartered in Western Europe.  He is a past president of the American Chapter and a member of the board of directors of the Union Internationale des Avocats (International Association of Lawyers), a Paris-based organization that is the world’s oldest international lawyers association.  Mr. Levin was a member of the managing board of Atlas Pipeline Partners GP from 2001 to March 2005.

P. Sherrill Neff, age 57, has been a director since March 2005.  Mr. Neff is a founder of Quaker BioVentures, Inc., a life sciences venture fund, and has been Managing Partner since 2002.  He was a director of Resource America from 1998 to March 2005.  From 1994 to 2002 he was President and Chief Financial Officer, and from 1994 to 2003, a director of Neose Technologies, Inc., a then-publicly-traded (NASDAQ: NTEC) life sciences company.  Mr. Neff was also a director of The Bancorp, Inc. (NASDAQ: TBBK) from its formation in 1999 until 2002.

Non-Director Executive Officers

David J. Bryant, age 51, has been our Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer since June 2006.  From 2005 to 2006 Mr. Bryant served as Senior Vice-President, Real Estate Services, at Pennsylvania Real Estate Investment Trust, a publicly-traded (NYSE: PEI) REIT principally engaged in owning, managing, developing and leasing malls and strip centers in the eastern United States.  From 2000 to 2005, Mr. Bryant served as PEI’s Senior Vice President - Finance and Treasurer, and was its principal accounting officer.

Jeffrey D. Blomstrom, age 40, has been our Senior Vice President-CDO structuring since March 2005.  Mr. Blomstrom has been President and Managing Director of Resource Financial Fund Management, Inc., an asset management subsidiary of Resource America, since 2003.  Mr. Blomstrom serves as the head of collateral origination and as a member of the credit committee for Trapeza Capital, Resource America’s trust preferred security collateral manager.  From 2001 to 2003 Mr. Blomstrom was a Managing Director at Cohen and Company, an investment bank specializing in the financial services sector.  From 2000 to 2001 he was Senior Vice President of iATMglobal.net, Inc., an ATM software development company.  Mr. Blomstrom was, from 1999 to 2000, an associate at Covington & Burling, a law firm, where he focused on mergers and acquisitions and corporate governance.

           Steven J. Kessler, age 66, has been our Senior Vice President - Finance since September 2005 and, before that, served as our Chief Financial Officer, Chief Accounting Officer and Treasurer from March 2005.  Mr. Kessler has been Executive Vice President since 2005 and Chief Financial Officer since 1997 and was Senior Vice President from 1997 to 2005 of Resource America.  He was Vice President - Finance and Acquisitions at Kravco Company, a then national shopping center developer and operator, from 1994 to 1997.  He was a Trustee of GMH Communities Trust, a previously publicly traded (NYSE: GCT) specialty housing REIT, from 2004 to 2008 when GCT was sold.  From 1983 to 1993 he was employed by Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer.  Before that, he was a partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants.

David E. Bloom, age 44, has been our Senior Vice President-Real Estate Investments since March 2005.  Mr. Bloom has been Senior Vice President of Resource America since 2001.  He has also been President of Resource Real Estate, Inc., a wholly-owned real estate subsidiary of Resource America, since 2004 and President of Resource Capital Partners, a subsidiary of Resource Real Estate, from 2002 to 2006.  From 2001 to 2002 he was President of Resource Properties, a former real estate subsidiary of Resource America.  Before that he was Senior Vice President at Colony Capital, LLC, an international real estate opportunity fund, from 1999 to 2001.  From 1998 to 1999 he was Director at Sonnenblick-Goldman Company, a real estate investment bank.  From 1995 to 1998 he was an attorney at the law firm of Willkie Farr & Gallagher, LLP.

Other Significant Employees

The following sets forth certain information regarding other significant employees of the Manager and Resource America who provide services to us:

Christopher D. Allen, age 39, has been our Senior Vice President-Commercial Lending since March 2005.  Mr. Allen has been a Managing Director of Resource Financial Fund Management since 2003.  At Resource Financial Fund Management, Mr. Allen is in charge of identifying, implementing and overseeing new leveraged loan and CDO products.  He is a member of the investment committee of Apidos Capital Management, LLC, a wholly-owned asset management subsidiary of Resource America, where he serves as the Chief Operating Officer.  Before joining Resource Financial Fund Management, from 2002 to 2003 he was a Vice President at Trenwith Securities, the investment banking arm of BDO Seidman, LLP, where he was in charge of corporate finance, mergers and acquisitions and restructuring transactions.  From 1994 to 1997 he was an Associate with Citicorp Venture Capital working on leveraged buyout and recapitalization transactions.

(Back to Index)

(Back to Index)
Gretchen L. Bergstresser, age 46, has been our Senior Vice President-Bank Loans since March 2005.  Ms. Bergstresser has been the President and Senior Portfolio Manager of Apidos Capital Management since 2005.  Before joining Apidos Capital Management, from 2003 to 2005 she was the Managing Director and Portfolio Manager of MJX Asset Management, a multi-billion dollar boutique asset management firm managing leveraged loans across five structured vehicles.  From 1996 to 2003 Ms. Bergstresser was CDO Portfolio Manager and Head Par Loan Trader at Eaton Vance Management, an investment management company.  From 1995 to 1996 she was a Vice President in the Diversified Finance Division of Bank of Boston.  From 1991 to 1995 she was a Vice President at ING (U.S.), Capital Markets, an investment banking firm.

Crit DeMent, age 56, has been our Senior Vice President-Equipment Leasing since March 2005.  Mr. DeMent has been Chairman and Chief Executive Officer of LEAF Financial Corporation, a majority-owned commercial finance subsidiary of Resource America, since 2001.  Mr. DeMent was Chairman and Chief Executive Officer of its subsidiary, LEAF Asset Management, Inc., from 2002 until 2004.  From 2000 to 2001 he was President of the Small Ticket Group, an equipment leasing division of European American Bank.  Before that, he was President and Chief Operating Officer of Fidelity Leasing, Inc., then the equipment leasing subsidiary of Resource America, and its successor, the Technology Finance Group of CitiCapital Vendor Finance, from 1996 to 2000.  From 1987 to 1996 he was Vice President of Marketing for Tokai Financial Services, an equipment leasing firm.

Thomas C. Elliott, age 35, has been our Senior Vice President-Loan Originations since September 2006 and, prior to that, was our Chief Financial Officer, Chief Accounting Officer and Treasurer from September 2005 to June 2006.  He was our Senior Vice President - Assets and Liabilities Management from June 2005 until September 2005 and, before that, served as our Vice President - Finance from March 2005.  Mr. Elliott has been Senior Vice President - Finance and Operations of Resource America since 2006; was its Senior Vice President from 2005 to 2006 and was its Vice President - Finance from 2001 to 2005.  He has also been Chief Financial Officer of Resource Financial Fund Management since 2004.  From 1997 to 2001 Mr. Elliott was a Vice President at Fidelity Leasing, where he managed all capital market functions, including the negotiation of all securitizations and credit and banking facilities in the U.S. and Canada.  Mr. Elliott also oversaw the financial controls and budgeting departments.

Alan F. Feldman, age 45, has been our Senior Vice President-Real Estate Investments since March 2005.  Mr. Feldman has been Chief Executive Officer of Resource Real Estate since 2004 and Senior Vice President of Resource America since 2002.  Mr. Feldman was President of Resource Properties from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998, Mr. Feldman was Executive Vice President of PREIT-RUBIN, Inc. the management subsidiary of Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization.  Before that, from 1990 to 1992, he was a Director at Strouse, Greenberg & Co., a regional full service real estate company.

Kevin M. Finkel, age 37, has been our Vice President-Real Estate Investments since January 2006.  He has also been employed by Resource Capital Partners since 2002, having been its Vice President and Director of Acquisitions from 2003 to 2006 and President since 2006.  Mr. Finkel has also been an officer of Resource Real Estate since 2004, and is currently its Executive Vice President and Director of Acquisitions.  In 2000, Mr. Finkel was an investment banking Associate at Lehman Brothers.  From 1998 to 1999, Mr. Finkel was an Associate at Barclays Capital, the investment banking division of Barclays Bank PLC.  From 1994 to 1998, Mr. Finkel was an investment banker at Deutsche Bank Securities, the investment banking division of Deutsche Bank AG.

Kyle Geoghegan, age 40, has been our Senior Vice President – Loan Originations since 2007.  Mr. Geoghegan has been a Managing Director of Resource Real Estate Funding, Inc., a real estate subsidiary of Resource America, since July 2006.  Mr. Geoghegan co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles.  Mr. Geoghegan worked at Bear Stearns from January 1998 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles which originated over $1.0 billion of loans annually.  Prior to joining Bear Stearns, Mr. Geoghegan spent four years as a real estate loan officer at PNC Bank in Philadelphia, PA, primarily originating construction and bridge loans.

Yvana Melini, age 33, has been our Vice President and Director of Asset Management since 2008.  Ms. Melini has served as Vice President of Debt Asset Management for Resource Real Estate since 2006.  Prior to joining Resource Real Estate, Ms. Melini served for over six years as a Vice President of both the Structured Asset Management and CMBS Credit Administration groups for Capmark Finance, Inc. (formerly GMAC Commercial Mortgage Corporation).  Prior to her employment with Capmark, Ms. Melini served as Senior Underwriter for the Northeast Commercial Real Estate Lending division of Washington Mutual Bank.  Ms. Melini has also privately consulted on various due diligence projects for large institutional investors and B-Piece buyers within the CMBS marketplace.

(Back to Index)

(Back to Index)
Darryl Myrose, age 35, has been our Senior Vice President – Loan Originations since 2007.  Mr. Myrose has been a Managing Director of Resource Real Estate Funding since July 2006.  Mr. Myrose co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles.  Mr. Myrose worked at Bear Stearns from April 1996 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles which originated over $1.0 billion of loans annually.  Prior to joining Bear Stearns, Mr. Myrose was employed with Clarion Advisors (formerly Jones Lang Wootton Realty Advisors) where he was an asset management analyst.

Thomas C. Powers, age 44, has been our Vice President – Real Estate Investment since 2007.  Mr. Powers has been Senior Vice President of Resource Real Estate Funding since January 2008 and was Vice President from 2006 to 2008.  Mr. Powers is responsible for all real estate asset management including investment origination and all aspects of transaction management.  Mr. Powers has over 20 years of commercial real estate, workout and risk management experience.  Prior to joining Resource Real Estate Funding, Mr. Powers was a senior member of the real estate credit risk management and workout group at Merrill Lynch.  Prior to his employment with Merrill Lynch, Mr. Powers worked in the project finance group at UBS Investment Bank.

Joan M. Sapinsley, age 57, has been our Senior Vice President – CMBS since 2007.  Ms. Sapinsley joined Resource Financial Fund Management, Inc. in February 2007 as Managing Director and manages our CMBS portfolio. Prior to joining Resource Financial Fund Management, Ms. Sapinsley was a Managing Director at TIAA, where she worked from 1992 through 2006 purchasing CMBS. She was responsible for all single borrower and single asset CMBS, as well as subordinate CMBS and B-notes.  She also directed TIAA’s conduit origination and securitization activities. Before TIAA, Ms. Sapinsley was a Director in the Financial Services Group of Cushman & Wakefield and a real estate consultant at Laventhol & Horwath.

Michael S. Yecies, age 41, has been our Chief Legal Officer and Secretary since March 2005 and our Senior Vice President since July 2007.  Mr. Yecies has been Senior Vice President of Resource America since 2005, Chief Legal Officer and Secretary since 1998 and was Vice President from 1998 to 2005.  From 1994 to 1998 he was an attorney at the law firm of Duane Morris LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports.

Based solely on our review of the reports received by us, we believe that, during fiscal 2008, our officers, directors and greater than ten percent shareholders complied with all applicable filings requirements, except Mr. Bloom filed one late Form 5 relating to a restricted stock grant.

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

Information Concerning the Audit Committee

Our Board of Directors has a standing audit committee.  The audit committee reviews the scope and effectiveness of audits by the independent accountants, is responsible for the engagement of independent accountants, and reviews the adequacy of our internal financial controls.  Members of the committee are Messrs. Neff (Chairman), Beach and Hart.  The board of directors has determined that each member of the audit committee meets the independence standards for audit committee members set forth in the listing standards of the New York Stock Exchange, or NYSE, including those set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, and that Messrs. Beach and Neff each qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations thereunder.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We are required to provide information regarding the compensation program in place for our CEO, CFO and the three other most highly-compensated executive officers. In the following discussion, we refer to our CEO, CFO and the other most highly-compensated executive officers whose compensation in fiscal 2008 exceeded $100,000 as our “Named Executive Officers” or “NEOs.”
(Back to Index)

Objectives of Our Compensation Program

We have no employees.  We are managed by our Manager pursuant to a management agreement, amended on June 30, 2008, between our Manager and us.  All of our NEOs are employees of our Manager or one of its affiliates.  We have not paid, and do not intend to pay, any cash compensation to our NEOs. However, our Compensation Committee may, from time to time, grant equity awards in the form of restricted stock, stock options or performance awards to our NEOs pursuant to our 2005 Stock Incentive Plan and/or the 2007 Omnibus Equity Compensation Plan.  These awards are designed to align the interests of our NEOs with those of our stockholders, by allowing our NEOs to share in the creation of value for our stockholders through stock appreciation and dividends.  These equity awards are generally subject to time-based vesting requirements designed to promote the retention of management and to achieve strong performance for our company. These awards further provide us flexibility in our ability to enable our Manager to attract, motivate and retain talented individuals at our Manager.

Setting Executive Compensation

Our NOEs are employees of Resource America, which determines the base salary, cash incentive compensation and, for grants of Resource America equity securities, equity incentive compensation that is paid to our NEOs.  A portion of the base salary and cash incentive compensation paid to them is derived from the fees paid by us under the management agreement.  We do not control how such fees are allocated by Resource America to its employees.  For a description of our management agreement, see Item 1: “Business-Management Agreement.”  We disclose the cash amounts paid by Resource America to our chief financial officer, our only NEO who devotes his full business time or our affairs in the Summary Compensation Table below even though we do not pay these amounts to him.

When Resource America makes its determination of the amount of compensation it will award to one of our NEOs, including in particular the amount of Resource America securities that Resource America will grant as equity incentive compensation, Resource America also considers, but does not determine, the amount of Resource Capital securities we propose to grant as our equity incentive compensation to that NEO.  Similarly, in determining the amount of equity incentive compensation we grant to one of our NEOs, our compensation committee considers, but does not determine, the compensation that Resource America proposes to grant to that NEO, including Resource America’s grant of Resource America securities as equity incentive compensation.  Our respective compensation committees base their analyses and determinations upon recommendations submitted by Jonathan Z. Cohen, who is chief executive officer of both companies, for all of our NEOs other than himself.  Resource America’s compensation committee determines the amount of compensation Resource America will award Mr. J. Cohen, while our compensation committee determines the amount of any Resource Capital equity incentive compensation we award to Mr. J. Cohen.  These analyses and determinations are not based upon any particular compensation matrix or formula, but instead are based upon qualitative evaluations by Mr. J. Cohen and the compensation committees.  Our compensation committee does not make recommendations to Resource America as to the amount of compensation Resource America grants to our NEOs, nor does Resource America’s compensation committee make recommendations to us regarding the amount of equity incentive compensation awarded by us to our NEOs.

Our compensation committee operates under a written charter adopted by our Board of Directors, a copy of which is available on our website at www.resourcecapitalcorp.com.  Our compensation ccommittee determines compensation amounts after the end of Resource America’s fiscal year, September 30, and makes equity awards in the first quarter of the following year.  Our compensation committee has the discretion to issue equity awards at other times during the fiscal year.

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

        Restricted Stock.  Restricted stock units reward stockholder value creation slightly differently than stock options:  restricted stock units are impacted by all stock price changes, both increases and decreases.  Restricted stock units generally vest 33.3% per year and include a right to receive dividends on unvested shares.

Resource America Restricted Stock.  As described above, Resource America’s compensation committee approves awards of Resource America restricted stock to NEOs.  These awards generally vest 25% per year, and may include a right to receive dividends on unvested shares.

Resource America Stock Options.  As described above, Resource America’s compensation committee approves awards of Resource America options to receive restricted stock to NEOs.  These awards generally vest 25% per year.

(Back to Index)

(Back to Index)
Supplemental Incentive Arrangements with David Bloom.  In October 2007, we entered to an agreement with David Bloom, our Senior Vice President−Real Estate Investments, which awarded him 50,000 shares of our restricted stock under our 2005 Stock Incentive Plan.  These shares vest one-ninth (1/9) at the end of each fiscal quarter, beginning December 31, 2007.  In addition, all unvested shares will vest upon a change of control, as defined in the 2005 Stock Incentive Plan.  The right to receive unvested shares will terminate upon the termination of Mr. Bloom’s employment by Resource America, unless the termination results from Mr. Bloom’s death or from illness or injury that lasts at least 6 months, is expected to be permanent and renders Mr. Bloom unable to carry out his duties.  We pay dividends on unvested awards.

In December 2007, Resource America entered into another agreement with Mr. Bloom which provides for awards to him of our restricted stock and Resource America restricted stock.  With respect to our restricted stock, Mr. Bloom was awarded 120,000 shares, 60,000 of which are subject to vesting over time and 60,000 of which are earned based on the achievement of predetermined, objective performance goals over a multi-year performance period.  We pay dividends on unvested awards.  With respect to the shares that vest over time, 15% vested on June 30, 2008, 15% vest on June 30, 2009 and 70% vest on December 31, 2010, provided that Mr. Bloom is employed by Resource America at each vesting date.  The award opportunities, presented in number of potential shares earned, are included in the Grant of Plan-Based Awards table below.  With respect to the performance-based shares, they will be earned on achievement of performance goals over the performance period beginning July 1, 2007 and ending June 30, 2010, with one-third of the units being earned at the end of each 12-month period measurement period. The performance measures are as follows:

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

•
Pricing.  The gross weighted average spread on loans generated by Mr. Bloom’s team during the measurement period must be not less than 250 basis points over the applicable index.  Resource America may exclude certain loans from this calculation and/or may waive the pricing provision for the measurement period in its entirety.

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

How We Determined 2008 Compensation Amounts

Upon our CEO’s recommendation, our Compensation Committee made the following awards for fiscal 2008:

•	Mr. J. Cohen was awarded 0 options and 0 shares of restricted stock for fiscal 2008, as compared to 0 options and 87,158 shares of restricted stock for fiscal 2007.

•
Mr. Bryant was awarded 0 options and 13,484 shares of restricted stock for fiscal 2008, as compared to 0 options and 4,183 shares of restricted stock for fiscal 2007.  Mr. Bryant was also awarded 5,000 Resource America options for fiscal 2008 and 1,846 shares of restricted Resource America stock for fiscal 2007.

•
Mr. Bloom was awarded 0 options and 18,878 shares of restricted stock for fiscal 2008, as compared to 0 options and 181,621 shares of restricted stock for fiscal 2007.  See “− Elements of Our Compensation Program−Supplemental Incentive Arrangements with David Bloom.”

(Back to Index)

(Back to Index)
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

Murray S. Levin
P. Sherrill Neff
Walter T. Beach

The following table sets forth certain information concerning the compensation paid or accrued in fiscal 2008, 2007 and 2006 for our NEOs:

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(2)		Option Awards ($)(3)		All Other Compen-sation ($)(4)	Total ($)
Jonathan Z. Cohen	2008	−		−		(135,418	) (5)	(7,122	) (5)	−	(142,540)
Chief Executive Officer,	2007	−		−		538,860		(14,449	) (5)	−	524,411
President and Director	2006	−		−		773,309		107,611		−	880,920

David J. Bryant	2008	240,000	(1)	185,000	(1)	29,746		(712	) (5)	15,425	469,459
Senior Vice President,	2007	240,000	(1)	120,000	(1)	25,862		(1,445	) (5)	47,978	432,395
Chief Financial Officer, Chief Accounting Officer and Treasurer	2006	122,769	(1)	−	(1)	−		10,761		−	133,530

David E. Bloom	2008	−		−		290,245		(7,122	) (5)		283,123
Senior Vice President−	2007	−		−		205,803		(14,449	) (5)	−	191,354
Real Estate Investments	2006	−		−		38,662		107,611		−	146,273

(1)
Mr. Bryant joined us as our Senior Vice President and Chief Financial Officer, Chief Accounting Officer and Treasurer on June 28, 2006.  Mr. Bryant’s salary and bonus were paid by Resource America.  We do not reimburse Resource America for any part of Mr. Bryant’s salary or bonus.

(2)
The dollar value of stock awards represents the dollar amount recognized for financial statement reporting purposes.  For financial statement purposes, we are required to value these shares under EITF 96-18 because neither the Manager, nor our NEOs are employees of our company.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Stock Based Compensation” and Note 11 to our consolidated financial statements for an explanation of the assumptions for this valuation.

(3)
The dollar value of option awards represents the dollar amount recognized for financial statement reporting purposes.  For financial statement purposes, we are required to value these options under EITF 96-18 because neither the Manager nor our NEOs are employees of our company.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Based Compensation” for a more detailed discussion.  In valuing options awarded to Messrs. J. Cohen, Bryant, and Bloom at $0.04 per option, we used the Black-Scholes option pricing model to estimate the weighted average fair value of each option granted with weighted average assumptions for (a) expected dividend yield of 27.3%, (b) risk-free interest rate of 3.3%, (c) expected volatility of 51.0%, and (d) an expected life of 7.0 years.

(4)
2008 amount represents award of options to purchase Resource America restricted common stock.  In valuing options awarded at $3.09 per option, we used the Black-Scholes option pricing model to estimate the fair value of each option granted with assumptions for (a) expected dividend yield of 3.4%, (b) risk-free interest rate of 3.8%, (c) expected volatility of 49.5%, and (d) an expected life of 6.3 years.  2007 represents award of Resource America restricted stock earned during 2007, valued at the closing price of Resource America common stock on the date of the grant in January 2007.

(5)
These values were net income for us due to stock and option revaluation which we are required to do quarterly until the shares and options vest under EITF 96-18 because neither the Manager nor the grantees are employees of ours.  The shares and options are amortized from the date of the grant until they vest and re-priced quarterly.  If the share price or option value drops, we are required to recapture some of the expense that we had previously recognized.  These numbers represent such a recapture.

(Back to Index)

(Back to Index)

GRANTS OF PLAN-BASED AWARDS TABLE

During 2008, we made restricted stock awards to our NEOs.  In addition our Chief Financial Officer received an award of Resource America options.

The following table sets forth information with respect to each of these awards on a grant-by-grant basis.

Name	Grant date	All other stock awards: number of shares of stock (#)	Grant date fair value of stock and option awards ($)(1)	All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
David J. Bryant
Our restricted stock	01/11/08	13,484	124,997
Resource America options	05/21/08			5,000	8.14	15,425

David E. Bloom
Our restricted stock	01/14/08	18,878	174,999

(1)	Based on the closing price of our stock on the respective grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

Jonathan Z. Cohen	66,667	33,333	(2)	−	15.00	03/07/15	47,428		181,649		−		−

David J. Bryant	6,667	3,333	(3)	−	15.00	03/07/15	15,229		58,327		−		−
	−	5,000	(5)		8.16	05/21/18	1,040	(6)	4,160	(7)	−		−

David E. Bloom	66,667	33,333	(2)	−	15.00	03/07/15	97,503		373,436		40,000	(4)	153,200

(1)	Based on the closing price of our common stock $3.83 on December 31, 2008.

(2)	Represents options to purchase our common stock that vest on May 17, 2009.

(3)	Represents options to purchase our common stock that vest on June 28, 2009.

(4)
Represents performance-based restricted stock awards under our 2007 Omnibus Equity Compensation Plan that vest based on the achievement of pre-determined objective performance goals over a multi-year performance period.  See “Compensation Discussion and Analysis.”

(5)	Represents options to purchase shares of Resource America common stock that vest ¼ on each anniversary date through May 21, 2012.

(6)	Represents shares of Resource America common stock. Based upon a price of $4.00, the price of Resource America’s common stock on December 31, 2008.

(Back to Index)

(Back to Index)
2008 OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Jonathan Z. Cohen	95,285	714,399

David J. Bryant	2,438	19,757

David E. Bloom	40,218	271,959

(1)	Represents market value of our common stock on vesting date.

Director Compensation

For 2008, the board of directors approved compensation for each independent director consisting of an annual cash retainer of $52,500 and an annual stock award valued at $22,500 on the date of grant on the anniversary of the date each of them became a director.  The following table sets forth director compensation for 2008:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)

Walter T. Beach	52,500	21,088	73,588

William B. Hart	52,500	21,088	73,588

Murray S. Levin	52,500	21,088	73,588

P. Sherrill Neff	52,500	21,088	73,588

Gary Ickowicz	52,500	21,872	74,372

Edward E. Cohen	−	−	−

(1)	Table excludes Mr. J. Cohen, our NEO, whose compensation is set forth in the Summary Compensation table.

(2)
Dollar value represents the amount recognized for financial statement reporting purposes with respect to 2008.  The amount for each of Messrs. Beach, Hart, Levin and Neff is based upon 897 restricted shares granted March 7, 2007 ($14,998 grant date fair value) which vested March 8, 2008 and 3,750 restricted shares granted March 8, 2007 ($22,500 grant date fair value) which vested on March 8, 2009; and, for Mr. Ickowicz, the amount is based upon 816 restricted shares granted February 1, 2007 ($14,998 grant date fair value) which vested on February 1, 2008 and 2,261 restricted shares granted March 8, 2008 ($22,497 grant date fair value) which vested on February 1, 2009.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board during 2008 consisted of Messrs. Beach, Levin and Neff.  None of such persons was an officer or employee, or former officer or employee, of our company or any of its subsidiaries during 2008.  None of our executive officers was a director or executive officer of any entity of which any member of the compensation committee was a director or executive officer during 2008.

(Back to Index)

(Back to Index)
ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the number and percentage of shares of common stock owned, as of March 2, 2009, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of our present directors, (c) each of our executive officers and (d) all of our named executive officers and directors as a group.  This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.  Shares of common stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person.

	Shares owned	Percentage(1)
Executive officers and directors: (2)
Edward E. Cohen (3)	265,786	1.07%
Jonathan Z. Cohen (3)	442,824	1.78%
Walter T. Beach (4)(5)	1,048,218	4.22%
William B. Hart (5)	16,703	*
Gary Ickowicz (5)	9,793	*
Murray S. Levin (5)	10,703	*
P. Sherrill Neff (5)	16,703	*
Jeffrey D. Blomstrom (3)	44,645	*
David E. Bloom (3)	228,261	*
David J. Bryant (3)	60,197	*
Steven J. Kessler (3)	50,468	*
All executive officers and directors as a group (11 persons)	2,194,301	8.78%

Owners of 5% or more of outstanding shares: (6)
Resource America, Inc. (7)	2,022,578	8.15%
Leon G. Cooperman (8)	2,737,033	11.03%

*      Less than 1%.

(1)	Includes 169,996 shares of common stock issuable upon exercise of stock options.

(2)	The address for all of our executive officers and directors is c/o Resource Capital Corp., 712 Fifth Avenue, 10th Floor, New York, New York 10019.

(3)
Includes restricted stock awards granted to certain officers and directors as follows:  (i) on January 3, 2006: Mr. Blomstrom – 1,666 shares; Mr. Bloom – 1,666 shares; and Mr. J. Cohen – 33,333 shares; all these shares vested 33.33% per year, (ii) on January 5, 2007: Mr. Blomstrom – 14,526 shares; Mr. Bloom – 11,621 shares; Mr. Bryant – 4,183 shares; and Mr. J. Cohen – 87,158 shares; all these shares vested 33.33% on January 5, 2008 and vest 8.33% quarterly thereafter, (iii) on October 30, 2007: 50,000 shares to Mr. Bloom; these shares vest quarterly through December 31, 2009; (iv) on December 26, 2007: 60,000 shares to Mr. Bloom; these shares vested 15% on June 30, 2008, and will vest 15% on June 30, 2009 and 70% on December 31, 2010; (v) on January 14, 2008: Mr. Blomstrom – 10,787 shares; Mr. Bloom – 18,878 shares; Mr. Bryant – 13,484 shares; Mr. E. Cohen – 10,787 shares; and Mr. Kessler – 5,393 shares; all these shares vest 33.33% per year; (vi) an January 26, 2009:  16,181 shares to Mr. Kessler; these shares vest in full on January 26, 2010; and (vii) on February 20, 2009: 23,364 shares to Mr. Bryant; these shares vest in full on February 20, 2009.  Each such person has the right to receive distributions on and vote, but not to transfer, such shares.

(4)
Includes (i) 1,041,515 shares purchased by Beach Asset Management, LLC, Beach Investment Counsel, Inc. and/or Beach Investment Management, LLC, investment management firms for which Mr. Beach is a principal and possesses investment and/or voting power over the shares.  The address for these investment management firms is Five Tower Bridge, 300 Barr Harbor Drive, Suite 220, West Conshohocken, Pennsylvania 19428.

(5)
Includes (i) 3,750 shares of restricted stock issued to each of Messrs. Beach, Hart, Levin and Neff on March 8, 2008 which vest on March 8, 2009, and (ii) 6,716 shares of restricted stock issued to Mr. Ickowicz on February 1, 2009 which vest on February 1, 2010.  Each non-employee director has the right to receive distributions on and vote, but not to transfer, such shares.

(6)
The addresses for our 5% or more holders are as follows: Resource America, Inc.: 1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103; and Leon G. Cooperman: 88 Pine Street, Wall Street Plaza, 31st Floor, New York, New York 10005.

(7)
Includes (i) 921 shares of restricted stock granted to the Manager in connection with our March 2005 private placement that the Manager has not allocated to its employees, (ii) 100,000 shares purchased by the Manager in our initial public offering, (iii) 900,000 shares purchased by Resource Capital Investor in our March 2005 private placement, (iv) 900,000 shares purchased by Resource Capital Investor in our initial public offering, and (v) 121,657 shares transferred to the Manager as incentive compensation pursuant to the terms of its management agreement with us.

(8)
This information is based on a Form 4 filed with the SEC on February 12, 2009.  Omega Advisors Inc., of which Mr. Cooperman is President and majority stockholder, was previously granted a limited waiver with respect to ownership limitations in our declaration of trust.

(Back to Index)

(Back to Index)

Equity Compensation Plan Information

The following table summarizes certain information about our 2005 Stock Incentive Plan and 2007 Omnibus Equity Compensation Plan as of December 31, 2008:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
Options	624,166	$14.99
Restricted shares	452,310	N/A
Total	1,076,476		1,615,580 (1) (2)

(1)
Upon the July 2006 hiring of certain significant employees of the Manager, we agreed to pay up to 100,000 shares of restricted stock and 100,000 options to purchase restricted stock upon the achievement of certain performance thresholds, the first of which was met in June 2007 and, as a result, 60,000 shares of restricted stock and 60,000 options to purchase restricted stock were issued at that time.  As of December 31, 2008, 40,000 shares of restricted stock and 40,000 options to purchase restricted stock are unissued.  These shares and options to purchase restricted stock, which have been reserved for future issuance under the plans, have been deducted from the number of securities remaining available for future issuance.  See Item 8, “Financial Statements and Supplementary Data” at Note 11 for a more detailed discussion.

(2)
We agreed to award certain personnel up to 300,595 shares of restricted stock upon the achievement of certain performance thresholds.  During the year ended December 31, 2008, 2,706 of those shares were forfeited.  The remaining 297,889 shares, which have been reserved for future issuance under the plans, have been deducted from the number of securities remaining available for future issuance.

(Back to Index)

(Back to Index)

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
       INDEPENDENCE

Relationships and Related Transactions

We have entered into a management agreement under which the Manager receives substantial fees.  We describe these fees in Item 1 − “Business − Management Agreement.”  For the year ended December 31, 2008, the Manager earned base management fees of approximately $4.5 million and incentive compensation fees of $1.8 million (including $440,000 paid in the form of 86,489 shares).  We also reimburse the Manager and Resource America for financial services expense, rent and other expenses incurred in the performance of their duties under the management agreement.  For the year ended December 31, 2008, we reimbursed the Manager $392,000 for such expenses.  In addition, we may reimburse the Manager and Resource America for expenses for employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  No such expense reimbursements were made in the year ended December 31, 2008.  As of December 31, 2008 we had executed six CDO transactions.  These CDO transactions were structured for us by the Manager; however, the Manager was not separately compensated by us for executing these transactions and is not separately compensated by us for managing the CDO entities and their assets.

Resource America, entities affiliated with it and our executive officers and directors collectively beneficially own 4,216,879 shares of common stock, representing approximately 16% of our common stock on a fully-diluted basis.  Our executive officers are also officers of our Manager and/or of Resource America or its subsidiaries.

LEAF Financial Corp. a majority-owned subsidiary of Resource America, originates and manages our equipment lease and note investments.  We purchase these investments from LEAF Financial at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF Financial for its origination costs.  In addition, we pay LEAF Financial an annual servicing fee, equal to 1% of the book value of managed assets, for servicing our equipment lease investments.  For the year ended December 31, 2008, we acquired $42.5 million of equipment lease and note investments from LEAF Financial, including $425,000 of origination cost reimbursements.  During the year ended December 31, 2008, we paid LEAF Financial $953,000 in annual servicing fees.  During the year ended December 31, 2008, we sold 16 leases back to LEAF Financial for $6.3 million, their book value.

Until 1996, our Chairman, Edward Cohen, was of counsel to Ledgewood, P.C., a law firm.  For the year ended December 31, 2008, we paid Ledgewood $164,000.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  For the year ended December 31, 2008, those payments were $215,000.

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

(Back to Index)

(Back to Index)

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

Except as described above or provided for in our management agreement with the Manager and Resource America, we have not adopted a policy that expressly prohibits transactions between us or any of our directors, officers, employees, security-holders or affiliates.  However, our code of business conduct and ethics prohibits any transaction that involves an actual or potential conflict except for transactions permitted under guidelines which may be adopted by our Board of Directors.  No such guidelines have been adopted as of the date of this report.  In addition, our Board of Directors may approve a waiver of the code of ethics and business conduct for a specific transaction, which must be reported to our stockholders to the extent required by applicable law or NYSE rule.  No such waivers have been granted through the date hereof.

Director Independence

Our common stock is listed on the NYSE and, as a result, we are subject to its listing standards.  The board of directors has determined that Messrs. Beach, Hart, Ickowicz, Levin and Neff each satisfy the requirement for independence set out in Section 303A.02 of the rules of the NYSE and that each of these directors has no material relationship with us (other than being a director and/or a stockholder).  In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the NYSE rule referenced above.

(Back to Index)

(Back to Index)
ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2008 and 2007 (including a review of internal controls for 2008 as required under Section 404 of the Sarbanes-Oxley Act of 2002) and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during each of the years then ended were $422,000 and $541,000, respectively.

The aggregate fees billed by Grant Thornton LLP for audit services in connection with the filing of our registration statements with the Securities and Exchange Commission were approximately $43,000 for the year ended December 31, 2008.  There were no such fees for the year ended December 31, 2007.

Tax Fees

There were no fees paid to Grant Thornton LLP for professional services related to tax compliance, tax advice or tax planning for the years ended December 31, 2007 and 2008.

All Other Fees

The aggregate fees billed by Grant Thornton, LLP for the review of the deconsolidation accounting of Ischus CDO II were $16,000 for the year ended December 31, 2007.  We did not incur fees in 2008 and 2007 for other services not included above.

Audit Committee Pre-Approval Policies and Procedures

The audit committee will, on at least an annual basis, review audit and non-audit services performed by Grant Thornton, LLP as well as the fees charged by Grant Thornton, LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee.  All of such services and fees were pre-approved during the year ended December 31, 2008.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operation for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Stockholders’ Equity for years ended
December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II –Valuation and Qualifying Accounts
Schedule IV–Mortgage Loans on Real Estate

3.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (1)
4.1	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.2	Junior Subordinated indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., as Trustee, dated May 25, 2006. (3)
4.3	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (3)
4.4	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated May 25, 2006. (3)
4.5	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., as Trustee, dated September 29, 2006. (4)
4.6
Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated September 29, 2006. (4)

4.7	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated September 29, 2006. (4)
10.1(a)	Master Repurchase Agreement between RCC Real Estate SPE 3, LLC and Natixis Real Estate Capital. (2)
10.1(b)	First Amendment to Master Repurchase Agreement between RCC Real Estate SPE 3, LLC and Natixis Real Estate Capital, dated September 25, 2008. (5)
10.2(a)	Guaranty made by Resource Capital Corp. as guarantor, in favor Natixis Real Estate Capital, Inc., dated April 20, 2007. (3)
10.2(b)	Second Amendment to Guaranty made by Resource Capital Corp. as guarantor, in favor of Natixis Real Estate Capital, Inc., dated September 25, 2008. (5)
10.3	Agreement between David Bloom and Resource America, Inc., dated as of June 30, 2008. (6)
10.4	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (6)
10.5	2005 Stock Incentive Plan. (1)
10.6	2007 Omnibus Equity Compensation Plan.
10.7	Form of Stock Option Agreement. (1)
10.8	Form of Stock Award Agreement. (1)
10.9	Amended and Restated Management Agreement dated June 30, 2008. (7)
10.10	Third Amendment dated April 11, 2008 but effective as of March 31, 2008 to the Loan Agreement dated December 15, 2005, by and among Resource Capital Corp. and Commerce Bank, N.A. (8)
10.11
Fourth Amendment dated July 22, 2008 but effective as of March 31, 2008 to the Loan Agreement dated December 15, 2005, by and among Resource Capital Corp. and TD Bank, N.A. (Successor by merger to Commerce Bank, N.A.). (9)

21.1	List of Subsidiaries of Resource Capital Corp.
23.1	Consent of Grant Thornton LLP

(Back to Index)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 23, 2007.

(3)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(4)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2008.

(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 18, 2008.

(7)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 17, 2008.

(9)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP. (Registrant)

March 16, 2009	By:	/s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	March 16, 2009
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President and Chief Executive Officer	March 16, 2009
JONATHAN Z. COHEN

/s/ Walter T. Beach	Director	March 16, 2009
WALTER T. BEACH

/s/ William B. Hart	Director	March 16, 2009
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 16, 2009
GARY ICKOWICZ

/s/ Murray S. Levin	Director	March 16, 2009
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 16, 2009
P. SHERRILL NEFF

/s/ David J. Bryant	Senior Vice President	March 16, 2009
DAVID J. BRYANT	Chief Financial Officer,
Chief Accounting Officer and Treasurer

(Back to Index)

(Back to Index)
SCHEDULE II
Resource Capital Corp.
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at beginning of period		Charge to expense	Write-offs	Balance at end of period
Allowance for loans and lease losses:
Year Ended December 31, 2008		$5,918	$46,160	$(7,761)	$44,317

Year Ended December 31, 2007	$	−	$6,211	$(293)	$5,918

(Back to Index)

(Back to Index)

Resource Capital Corp.
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2008
(Dollars in thousands)

									Net
		Interest	Final	Periodic			Face		Carrying
	Description/	Payment	Maturity	Payment		Prior	Amount of		Amount of
Type of Loan/ Borrower	Location	Rates	Date	Terms (1)		Liens (2)	Loans (3)		Loans

Whole Loans:
Borrower A	Multi-Family/ San Francisco, CA	LIBOR + 4.25%	4/8/2010	I/O		−	46,500		46,147
Borrower B	Multi-Family/ Renton, WA	LIBOR + 1.90%	7/10/2009	I/O		−	30,934		30,756
Borrower C	Hotel Tucson/AZ	LIBOR + 2.50%	1/01/2010	I/O		−	30,500		30,326
Borrower D-1	Hotel/ Los Angeles, CA	LIBOR + 8.235%	6/05/2010	I/O	(4)	−	28,000		27,801
Borrower D-2	Hotel Los Angeles, CA	LIBOR + 10.0%	6/05/2010	I/O	(4)	−	2,200		2,193
Borrower E	Multi-Family/ Northglenn, CO	LIBOR + 2.60%	3/05/2010	I/O		−	27,705		27,497
All other Whole Loans Individually less than 3%							355,176		353,060
Total Whole Loans							521,015		517,780

Mezzanine Loans:
Borrower F	Hotel/ Various	LIBOR + 2.85%	5/9/2009	I/O		−	38,072		37,970
All other Whole Loans Individually less than 3%							177,183		159,479
Total Mezzanine Loans							215,255		197,449

B Notes:
All other Whole Loans Individually less than 3%							89,005		88,801
Total B Notes							89,005		88,801

Total Loans							825,275	(5)	804,030	(6)

(1)	IO = interest only.
(2)	Represents only Third Party Liens
(3)	Does not include unfunded commitments.
(4)	Borrower D is a whole loan and the participations above represent the Senior (D-1) and Mezzanine (D-2) portions.
(5)	All loans a re current with respect to principal and interest payments due.
(6)
The net carrying amount of loans includes an allowance for loan loss of $15.1 million at December 31, 2008 allocated as follows:  Whole Loans ($1.5 million); Mezzanine Loans ($13.3 million) and B Notes ($0.3 million).