Form 10-Q
period 2009-03-31
Resource Capital Corp.
filed 2009-05-11
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on May 6, 2009 was 24,910,452 shares.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,668	$14,583
Restricted cash	60,273	60,394
Investment securities available-for-sale, pledged as collateral, at fair value	15,376	22,466
Investment securities available-for-sale, at fair value	4,950	6,794
Loans, pledged as collateral and net of allowances of $46.9 million and $43.9 million	1,682,283	1,712,779
Loans held for sale, at fair value	15,968	−
Direct financing leases and notes, pledged as collateral, net of allowance of $550,000 and $450,000 and net of unearned income	96,546	104,015
Investments in unconsolidated entities	1,548	1,548
Interest receivable	6,992	8,440
Principal paydown receivables	44	950
Other assets	4,780	4,062
Total assets	$1,899,428	$1,936,031
LIABILITIES
Borrowings	$1,692,571	$1,699,763
Distribution payable	7,529	9,942
Accrued interest expense	2,737	4,712
Derivatives, at fair value	22,786	31,589
Accounts payable and other liabilities	4,297	3,720
Total liabilities	1,729,920	1,749,726
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 24,901,995 and 25,344,867 shares issued and outstanding (including 554,769 and 452,310 unvested restricted shares)	26	26
Additional paid-in capital	353,534	356,103
Accumulated other comprehensive loss	(75,249)	(80,707)
Distributions in excess of earnings	(108,803)	(89,117)
Total stockholders’ equity	169,508	186,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,899,428	$1,936,031

The accompanying notes are an integral part of these financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
REVENUES
Interest income:
Loans	$23,160	$32,439
Securities	882	1,181
Leases	2,233	1,990
Interest income − other	347	1,373
Total interest income	26,622	36,983
Interest expense	13,877	23,148
Net interest income	12,745	13,835

OPERATING EXPENSES
Management fee expense − related party	1,001	1,738
Equity compensation expense − related party	88	81
Professional services	964	792
Insurance expense	172	128
General and administrative	405	355
Income tax (benefit) expense	(45)	29
Total expenses	2,585	3,123

NET OPERATING INCOME	10,160	10,712

OTHER (EXPENSE) REVENUES
Net realized and unrealized losses on investments	(14,345)	(1,995)
Other income	22	33
Provision for loan and lease loss	(7,989)	(1,137)
Gain on the extinguishment of debt	−	1,750
Total other expenses	(22,312)	(1,349)

NET (LOSS) INCOME	$(12,152)	$9,363

NET (LOSS) INCOME PER SHARE – BASIC	$(0.50)	$0.38

NET (LOSS) INCOME PER SHARE – DILUTED	$(0.50)	$0.38

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − BASIC	24,467,408	24,612,724

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − DILUTED	24,467,408	24,883,444

DIVIDENDS DECLARED PER SHARE	$0.30	$0.41

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Treasury Shares		Total Stockholders’Equity	Comprehensive Loss
Balance, January 1, 2009	25,344,867	$26	$356,103	$(80,707)	$	−	$(89,117)	$	−	$186,305
Net proceeds from dividend reinvestment and stock purchase plan	13,592	−	44			−	−		−	44
Offering costs	−	−		−		−	−			−
Repurchase and retirement of treasury sharesshares	(700,000)	−	(2,800)	−		−	−			(2,800)
Stock based compensation	251,727		99	−		−	−		−	99
Amortization of stock based compensation	−	−	88	−		−	−		−	88
Forfeiture of unvested stock	(8,191)	−	−	−		−	−		−	−
Net loss	−	−	−	−		(12,152)	−		−	(12,152)	(12,152)
Available-for-sale, fair value adjustment, net	−	−	−	(3,423)		−	−		−	(3,423)	(3,423)
Designated derivatives, fair value adjustment	−	−	−	8,881		−	−		−	8,881	8,881
Distributions on common stock	−	−	−	−		12,152	(19,686)		−	(7,534)
Comprehensive loss	−	−	−	−		−	−		−	−	$(6,694)
Balance, March 31, 2009	24,901,995	$26	$353,534	$(75,249)	$	−	$(108,803)	$	−	$169,508

The accompanying notes are an integral part of these financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income		$(12,152)	$9,363
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan and lease losses		7,989	786
Depreciation and amortization		187	196
Amortization/accretion on net discount on investments		(988)	(184)
Amortization of discount on notes		48	41
Amortization of debt issuance costs		823	729
Amortization of stock-based compensation		88	81
Amortization of terminated derivative instruments		120	21
Non-cash incentive compensation to the Manager		(1)	141
Unrealized loss on non-designated derivative instrument		92	−
Net realized and unrealized losses on investments		14,345	2,346
Gain on the extinguishment of debt		−	(1,750)
Changes in operating assets and liabilities		3,297	2,814
Net cash provided by operating activities		13,848	14,584
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash		(3,162)	71,230
Principal payments on securities available-for-sale		−	74
Proceeds from sale of securities available-for-sale		−	8,000
Distribution from unconsolidated entities		−	257
Purchase of loans		(36,680)	(85,000)
Principal payments received on loans		27,131	37,829
Proceeds from sales of loans		8,376	6,629
Purchase of direct financing leases and notes		−	(6,208)
Proceeds payments received on direct financing leases and notes		6,825	6,991
Proceeds from sale of direct financing leases and notes		506	−
Net cash provided by investing activities		2,996	39,802
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $0)		44	−
Repurchase of common stock		(2,800)	−
Proceeds from borrowings:
Collateralized debt obligations		−	12,589
Secured term facility		−	2,675
Payments on borrowings:
Repurchase agreements		(1,054)	(44,358)
Secured term facility		(7,003)	(4,429)
Use of unrestricted cash for early extinguishment of debt		−	(3,250)
Settlement of derivative instruments		−	(4,178)
Distributions paid on common stock		(9,946)	(10,366)
Net cash used in financing activities		(20,759)	(51,317)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(3,915)	3,069
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		14,583	6,029
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$10,668	$9,098
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$7,529	$10,433
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$13,933	$25,372
Income taxes paid in cash	$	−	$335

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource Capital Corp. and subsidiaries’ (the ‘‘Company’’) principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (NASDAQ: REXI).  The following variable interest entities (“VIEs”) are consolidated on the Company’s financial statements:

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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three months ended March 31, 2009 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2009.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.

When the Company obtains an explicit or implicit interest in an entity, the Company evaluates the entity to determine if the entity is a VIE, and, if so, whether or not the Company is deemed to be the primary beneficiary of the VIE, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46-R”).  Generally, the Company consolidates VIEs for which the Company is deemed to be the primary beneficiary or non-VIEs which the Company controls. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE.  When determining the primary beneficiary of a VIE, the Company considers its aggregate explicit and implicit variable interests as a single variable interest.  If the Company’s single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Company is considered the primary beneficiary of the VIE.  The Company reconsiders its determination of whether an entity is a VIE and whether the Company is the primary beneficiary of such VIE if certain events occur.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – (Continued)

The Company has a 100% interest valued at $1.5 million in the common shares (three percent of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  Accordingly, the Company does not have the right to the majority of RCTs’ expected residual returns.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated in the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three months ended March 31, 2009 and 2008, the Company recognized $765,000 and $1.1 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $37,000 and $32,000, respectively, of amortization of deferred debt issuance costs.

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

The Company evaluates its investments for other-than-temporary impairment in accordance with SFAS 115, Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”) and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”) which requires an investor to determine when an investment is considered impaired (i.e., when its fair value has declined below its amortized cost), evaluate whether that impairment is other than temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, to recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

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
MARCH 31, 2009
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

The balance of impaired loans and leases was $67.6 million and $17.2 million at March 31, 2009 and 2008, respectively.  All loans and leases deemed impaired at March 31, 2009 have an associated valuation allowance.  The total balance of impaired loans and leases with a valuation allowance of $16.9 million at March 31 2008.  The total balance of impaired leases without a specific valuation allowance was $360,000 at March 31 2008.  The specific valuation allowance related to these impaired loans and leases was $33.5 million and $2.7 million at March 31, 2009 and 2008, respectively.  The Company did not recognize any income on impaired loans and leases during 2009 or 2008 once each individual loan or lease became impaired.

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
MARCH 31, 2009
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

Recent Accounting Pronouncements

On April 9, 2009, the FASB issued three final Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB SFAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have decreased significantly.  FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  Provisions for this guidance are effective for interim periods ending after June 15, 2009, with early adoption permitted in the first quarter of 2009.  The Company will adopt the provisions in the quarter ended June 30, 2009.  The Company is evaluating the potential impact of adopting these statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for the Company in fiscal 2009.  After the effective date of FSP EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively.  Adoption of FSP EITF 03-6-1 did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”).  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008 and is applicable to the Company in the first quarter of fiscal 2009.  Although the adoption did not have a significant impact on the Company’s financial statements, additional disclosures were added in Note 14 to the consolidated financial statements.

In February 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”) which provides guidance on accounting for a transfer of a financial asset and repurchase financing.  FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company does not expect that FSP FAS 140-3 will have a material effect on the Company’s financial statements.
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Accounting Pronouncements – (Continued)

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning after December 15, 2009.  Adoption did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141 (“SFAS 141R”). SFAS 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS 141R requires that all transaction costs will be expensed as incurred.   SFAS 141R is effective for fiscal years beginning after December 15, 2008.  Adoption did not have a material impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 presentation.

NOTE 3 − RESTRICTED CASH

Restricted cash as of March 31, 2009 consists of $49.8 million held in five consolidated CDO trusts, $7.1 million in cash collateralizing outstanding margin calls and $3.4 million of interest reserves and security deposits held in connection with the Company’s equipment lease and note portfolio.

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following tables summarize the Company's mortgage-backed securities (“MBS”) and other asset-backed securities (“ABS”), including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains		Unrealized Losses	Fair Value (1)
March 31, 2009:
Commercial MBS private placement	$70,568	$	−	$(50,287)	$20,281
Other ABS	45		−	−	45
Total	$70,613	$	−	$(50,287)	$20,326

December 31, 2008:
Commercial MBS private placement	$70,458	$	−	$(41,243)	$29,215
Other ABS	5,665		−	(5,620)	45
Total	$76,123	$	−	$(46,863)	$29,260

(1)	As of March 31, 2009 and December 31, 2008, $15.4 million and $22.5 million were pledged as collateral security under related financings, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

The following tables summarize the estimated maturities of the Company’s MBS and other ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
March 31, 2009:
Less than one year	$8,756	$23,064	2.67%
Greater than one year and less than five years	3,386	8,998	2.67%
Greater than five years	8,184	38,551	5.64%
Total	$20,326	$70,613	4.45%

December 31, 2008:
Less than one year	$5,088	$10,465	3.17%
Greater than one year and less than five years	9,954	21,596	3.75%
Greater than five years	14,218	44,062	5.05%
Total	$29,260	$76,123	4.36%

The contractual maturities of the securities available-for-sale range from July 2017 to March 2051.

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual securities that have been in a continuous unrealized loss position during the indicated periods (in thousands):

	Less than 12 Months				More than 12 Months		Total
	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2009:
Commercial MBS private placement	$	−	$	−	$20,281	$(50,287)	$20,281	$(50,287)
Total temporarily impaired securities	$	−	$	−	$20,281	$(50,287)	$20,281	$(50,287)

December 31, 2008:
Commercial MBS private placement	$	−	$	−	$29,215	$(41,243)	$29,215	$(41,243)
Other ABS		−		−	45	(5,620)	45	(5,620)
Total temporarily impaired securities	$	−	$	−	$29,260	$(46,863)	$29,260	$(46,863)

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios monthly and the determination of other-than-temporary impairment is made at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

•	the length of time the market value has been less than amortized cost;

•	our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value;

•	the severity of the impairment;

•	the expected loss of the security as generated by third party software;

•	credit ratings from the rating agencies; and

•	underlying credit fundamentals of the collateral backing the securities.
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

        At March 31, 2009 and December 31, 2008, we held $20.3 million and $29.2 million, respectively, net of unrealized losses of $50.3 million and $41.2 million at March 31, 2009 and December 31, 2008, respectively, of Commercial MBS private placement (“CMBS”) at fair value which is based on taking a weighted average of the following three measures:

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

While the CMBS investments have continued to decline in fair value, their change continues to be temporary.  The Company performs an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  All assets are current with respect to interest and principal payments.  Rating agency downgrades are considered with respect to its income approach when determining other-than-temporary impairment and when inputs are stressed projected cash flows are adequate to recover principal.

During the three months ended March 31, 2009, a collateral position that supported the other-ABS investment weakened to the point that default of that position became probable. The assumed default of this collateral position in the Company’s cash flow model yielded a value of less than full recovery of our cost basis and, as a result, the Company recognized a $5.6 million other-than-temporary impairment on its other-ABS investment.  As a result of the impairment charge, the cost of this security was written down to fair value through the statement of operations.

The Company does not believe that any other of its securities classified as available-for-sale were other-than-temporarily impaired as of March 31, 2009.  For the three months ended March 31, 2008, the Company recognized no other-than-temporary impairment.

NOTE 5 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium	Carrying Value (1)
March 31, 2009:
Bank loans, includes $16.0 million in loans held for sale	$953,308	$(13,899)	$939,409
Commercial real estate loans:
Whole loans	514,330	(1,213)	513,117
B notes	81,833	54	81,887
Mezzanine loans	215,199	(4,510)	210,689
Total commercial real estate loans	811,362	(5,669)	805,693
Subtotal loans before allowances	1,764,670	(19,568)	1,745,102
Allowance for loan loss	(46,851)	−	(46,851)
Total	$1,717,819	$(19,568)	$1,698,251

December 31, 2008:
Bank loans, includes $9.0 million in loans held for sale .	$945,966	$(8,459)	$937,507
Commercial real estate loans:
Whole loans	521,015	(1,678)	519,337
B notes	89,005	64	89,069
Mezzanine loans	215,255	(4,522)	210,733
Total commercial real estate loans	825,275	(6,136)	819,139
Subtotal loans before allowances	1,771,241	(14,595)	1,756,646
Allowance for loan loss	(43,867)	−	(43,867)
Total	$1,727,374	$(14,595)	$1,712,779

(1)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2009 and December 31, 2008.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT− (Continued)

At March 31, 2009, the Company’s bank loan portfolio consisted of $912.6 million (net of allowance of $26.7 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 0.94% and LIBOR plus 10.50% with maturity dates ranging from December 2010 to August 2022.

At December 31, 2008, the Company’s bank loan portfolio consisted of $908.7 million (net of allowance of $28.8 million) of floating rate loans, which bear interest ranging between LIBOR plus 0.97% and LIBOR plus 10.0% with maturity dates ranging from March 2009 to August 2022.

        The following table shows the changes in the allowance for loan loss (in thousands):

Allowance for loan loss at December 31, 2008	$43,867
Reserve charged to expense	7,829
Loans charged-off	(4,825)
Recoveries	−
Allowance for loan loss at March 31, 2009	46,851

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT− (Continued)

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Range of Maturity Dates
March 31, 2009:
Whole loans, floating rate (1)	29	$424,645	LIBOR plus 1.50% to LIBOR plus 4.40%	May 2009 to January 2012
Whole loans, fixed rate (1)	7	88,472	6.98% to 10.00%	May 2009 to August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2009 to October 2009
B notes, fixed rate	3	55,387	7.00% to 8.66%	July 2011 to July 2016
Mezzanine loans, floating rate	10	129,396	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2009 to February 2010
Mezzanine loans, fixed rate	7	81,293	5.78% to 11.00%	November 2009 to September 2016
Total (2)	59	$805,693

December 31, 2008:
Whole loans, floating rate (1)	29	$431,985	LIBOR plus 1.50% to LIBOR plus 4.40%	April 2009 to August 2011
Whole loans, fixed rates (1)	7	87,352	6.98% to 10.00%	May 2009 to August 2012
B notes, floating rate	4	33,535	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2009 to October 2009
B notes, fixed rate	3	55,534	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	129,459	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2009 to February 2010
Mezzanine loans, fixed rate	7	81,274	5.78% to 11.00%	November 2009 to September 2016
Total (2)	60	$819,139

(1)
Whole loans had $23.0 million and $26.6 million in unfunded loan commitments as of March 31, 2009 and December 31, 2008, respectively, that are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $20.1 million and $15.1 million recorded as of March 31, 2009 and December 31, 2008, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT− (Continued)

As of March 31, 2009, the Company had recorded an allowance for loan losses of $46.9 million consisting of a $26.8 million allowance on the Company’s bank loan portfolio and a $20.1 million allowance on the Company’s commercial real estate portfolio as a result of the Company deeming nine bank loans and three commercial real estate loans impaired.

As of December 31, 2008, the Company had recorded an allowance for loan losses of $43.9 million consisting of a $28.8 million allowance on the Company’s bank loan portfolio and a $15.1 million allowance on the Company’s commercial real estate portfolio as a result of the Company deeming ten bank loans and one commercial real estate loan impaired.  The Company also established a general reserve on these portfolios.

The Company has one mezzanine loan, with a balance of $11.6 million secured by 100% of the equity interests in two enclosed regional shopping malls which went into default in February 2008.  During early 2008, the Company began working with the borrower and special servicer to resolve the default.  However, during the quarter ended June 30, 2008, the borrower defaulted on the more senior first mortgage position.  This event triggered the reevaluation of the Company’s provision for loan loss and the Company determined that, during the three months ended June 30, 2008, a full reserve of the remaining balance of $11.6 million was necessary.  Any future recovery from this loan will be adjusted through the Company’s allowance for loan loss.

NOTE 6 –DIRECT FINANCING LEASES AND NOTES

The Company’s direct financing leases and notes have weighted average initial lease and note terms of 69 months and 72 months as of March 31, 2009 and December 31, 2008, respectively.  The interest rates on notes receivable range from 2.3% to 21.6% and from 2.8% to 17.3% as of March 31, 2009 and December 31, 2008, respectively.  Investments in direct financing leases and notes, net of unearned income, were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Direct financing leases, net of unearned income	$26,227	$29,423
Operating leases	309	337
Notes receivable	70,560	74,705
Subtotal	97,096	104,465
Allowance for lease losses	(550)	(450)
Total	$96,546	$104,015

The components of net investment in direct financing leases are as follows (in thousands):

	March 31,	December 31,
	2009	2008
Total future minimum lease payments	$30,197	$34,105
Unguaranteed residual	237	237
Unearned income	(4,207)	(4,919)
Total	$26,227	$29,423

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 6 –DIRECT FINANCING LEASES AND NOTES – (Continued)

The components of net investment in operating leases are as follows (in thousands):

	March 31,	December 31,
	2009	2008
Investment in operating leases	$368	$371
Accumulated depreciation	(59)	(34)
Total	$309	$337

At March 31, 2009, the Company had one lease that was sufficiently delinquent with respect to scheduled payments of interest to require a provision for lease loss.  As a result, the Company had recorded an allowance for lease losses of $60,000.  The Company also recorded a general reserve of $100,000 during the three months ended March 31, 2009 to bring the total general reserve to $550,000 at March 31, 2009.  At December 31, 2008, the Company had seven leases that were sufficiently delinquent with respect to scheduled payments of interest to require a provision for lease losses.  As a result, the Company had recorded an allowance for lease losses of $451,000.  The Company also recorded a general reserve of $300,000 during the three months ended December 31, 2008 to bring the general reserve to $450,000 at December 31, 2008.

The following table shows the changes in the allowance for lease loss (in thousands):

Allowance for lease loss at January 1, 2009	$450
Provision for lease loss	160
Leases charged off	(60)
Recoveries	−
Allowance for lease loss at March 31, 2009	$550

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 7 – BORROWINGS

The Company has financed the acquisition of its investments, including securities available-for-sale, loans and equipment leases and notes, primarily through the use of secured and unsecured borrowings in the form of CDOs, repurchase agreements, a secured term facility, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.  Certain information with respect to the Company’s borrowings at March 31, 2009 and December 31, 2008 is summarized in the following table (dollars in thousands):
	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
March 31, 2009:
Repurchase Agreements (1)	$16,052	2.82%	18.0 days	$39,785
RREF CDO 2006-1 Senior Notes (2)	261,386	1.43%	37.4 years	311,232
RREF CDO 2007-1 Senior Notes (3)	378,115	1.20%	37.5 years	435,795
Apidos CDO I Senior Notes (4)	318,625	1.73%	8.3 years	237,315
Apidos CDO III Senior Notes (5)	259,772	2.08%	11.2 years	191,784
Apidos Cinco CDO Senior Notes (6)	318,362	1.74%	11.1 years	235,435
Secured Term Facility	88,711	2.86%	1.0 years	96,546
Unsecured Junior Subordinated Debentures (7)	51,548	5.13%	27.4 years	−
Total	$1,692,571	1.79%	20.4 years	$1,547,892

December 31, 2008:
Repurchase Agreements (1)	$17,112	3.50%	18.0 days	$39,703
RREF CDO 2006-1 Senior Notes (2)	261,198	1.38%	37.6 years	322,269
RREF CDO 2007-1 Senior Notes (3)	377,851	1.15%	37.8 years	467,310
Apidos CDO I Senior Notes (4)	318,469	4.03%	8.6 years	206,799
Apidos CDO III Senior Notes (5)	259,648	2.55%	11.5 years	167,933
Apidos Cinco CDO Senior Notes (6)	318,223	2.64%	11.4 years	207,684
Secured Term Facility	95,714	4.14%	1.3 years	104,015
Unsecured Junior Subordinated Debentures (7)	51,548	6.42%	27.7 years	−
Total	$1,699,763	2.57%	20.6 years	$1,515,713

(1)
At March 31, 2009, collateral consisted of a RREF CDO 2007-1 Class H bond that was retained at closing with a carrying value of $3.9 million and loans with a carrying value of $35.9 million.  At December 31, 2008, collateral consisted of the RREF CDO 2007-1 Class H bond with a carrying value of $3.9 million and loans with a carrying value of $35.8 million.

(2)
Amount represents principal outstanding of $265.5 million less unamortized issuance costs of $4.1 million as of March 31, 2009.  Amount represents principal outstanding of $265.5 million less unamortized issuance costs of $4.3 million as of December 31, 2008.  This CDO transaction closed in August 2006.

(3)
Amount represents principal outstanding of $383.8 million less unamortized issuance costs of $5.7 million as of March 31, 2009 and principal outstanding of $383.8 million less unamortized issuance costs of $5.9 million as of December 31, 2008.  This CDO transaction closed in June 2007.

(4)
Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $2.9 million as of March 31, 2009 and $3.0 million as of December 31, 2008.  This CDO transaction closed in August 2005.

(5)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $2.7 million as of March 31, 2009 and $2.9 million as of December 31, 2008.  This CDO transaction closed in May 2006.

(6)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $3.6 million as of March 31, 2009 and $3.8 million as of December 31, 2008.  This CDO transaction closed in May 2007.

(7)	Amount represents junior subordinated debentures issued to Resource Capital Trust I and RCC Trust II in May 2006 and September 2006, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

The Company had repurchase agreements with the following counterparties at the dates indicated (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2009:
Natixis Real Estate Capital Inc.	$20,074	18	2.82%
Credit Suisse Securities (USA) LLC	$3,852	25	3.50%

December 31, 2008:
Natixis Real Estate Capital Inc.	$18,992	18	3.50%
Credit Suisse Securities (USA) LLC	$3,793	23	4.50%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Repurchase and Credit Facilities

Commercial Real Estate Loan – Term Repurchase Facility

In April 2007, the Company’s indirect wholly-owned subsidiary, RCC Real Estate SPE 3, LLC, entered into a master repurchase agreement with Natixis Real Estate Capital, Inc. to be used as a warehouse facility to finance the purchase of commercial real estate loans and commercial mortgage-backed securities.  The maximum amount of the Company’s borrowing under the repurchase agreement was $150.0 million.  The financing provided by the agreement matures April 18, 2010 subject to a one-year extension at the option of RCC Real Estate SPE 3 and subject further to the right of RCC Real Estate SPE 3 to repurchase the assets held in the facility earlier.  The Company paid a facility fee of 0.75% of the maximum facility amount, or $1.2 million, at closing.  In addition, once the borrowings exceed a weighted average undrawn balance of $75.0 million for the prior 90 day period, the Company was required to pay a Non-Usage Fee on the unused portion equal to the product of (i) 0.15% per annum multiplied by, (ii) the weighted average undrawn balance during the prior 90 day period.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price, rate and term.  These are one-month contracts.  The repurchase agreement is with recourse only to the assets financed, subject to standardized exceptions relating to breaches of representations, fraud and similar matters.  The Company has guaranteed RCC Real Estate SPE 3, LLC’s performance of its obligations under the repurchase agreement.  At March 31, 2009, RCC Real Estate SPE 3 had borrowed $16.0 million.  At March 31, 2009, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $35.9 million and had a weighted average interest rate of one-month LIBOR plus 2.30%, which was 2.82% at March 31, 2009.  At December 31, 2008, RCC Real Estate SPE 3 had borrowed $17.0 million, all of which the Company had guaranteed.  At December 31, 2008, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $35.8 million and had a weighted average interest rate of one-month LIBOR plus 2.30%, which was 3.50% at December 31, 2008.

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
MARCH 31, 2009
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

        On March 13, 2009, RCC Real Estate SPE 3 entered into a third amendment to the master repurchase agreement and the guaranty.  The amendment (i) reduced the amount of the net worth the Company is required to maintain under its guaranty to $165,000,000 from $200,000,000 for the period from December 31, 2008 through May 12, 2009, (ii) required a paydown of $1.0 million of amounts outstanding under the facility by March 17, 2009 and (iii) required that reasonable best efforts be used by (a) the Company to reduce amounts outstanding under the facility further and (b) the Company and Natixis to reduce the amount of the net worth requirement.

Secured Term Facility

In March 2006, the Company entered into a secured term credit facility with Bayerische Hypo – und Vereinsbank AG to finance the purchase of equipment leases and notes.  The maximum amount of the Company’s borrowing under this facility is $100.0 million.  Borrowings under this facility bear interest at one of two rates, determined by asset class.

The Company paid $8,000 and $38,000 in unused line fees as of March 31, 2009 and December 31, 2008, respectively.  Unused line fees are expensed immediately into interest expense in the consolidated statements of operations.  As of March 31, 2009, the Company had borrowed $88.7 million at a weighted average interest rate of 2.86%.  As of December 31, 2008, the Company had borrowed $95.7 million at a weighted average interest rate of 4.14%.  The facility expires in March 2010.

Commercial Real Estate Loans – Non-term Repurchase Facilities

In March 2005, the Company entered into a master repurchase agreement with Credit Suisse Securities (USA) LLC to finance the purchase of agency residential MBS (“RMBS”) securities.  In December 2006, the Company began using this facility to finance the purchase of commercial MBS (“CMBS”)-private placement and other securities.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At March 31, 2009, the Company had borrowed $36,000 with a weighted average interest rate of 3.50%.  At December 31, 2008, the Company had borrowed $90,000 with a weighted average interest rate of 4.50%.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Collateralized Debt Obligations – (Continued)

Resource Real Estate Funding CDO 2007-1

The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments bearing interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors was 1.20% at March 31, 2009.

During the three months ended March 31, 2008, the Company repurchased $5.0 million of the Class J notes in RREF CDO 2007-1 at a price of 65.0% which resulted in a $1.75 million gain, reported as a gain on the extinguishment of debt in its consolidated statements of operations.  As a result of the Company’s ownership of 100% of the Class H, K, L and M senior notes and $5.0 million of the Class J senior note, the notes retained eliminate in consolidation.

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

The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors was 1.43% at March 31, 2009.

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
MARCH 31, 2009
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Collateralized Debt Obligations − (Continued)

Apidos Cinco CDO − (Continued)

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 1.74% at March 31, 2009.

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

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity.  The weighted average interest rate on all notes was 2.08% at March 31, 2009.

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

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.73% at March 31, 2009.

Trust Preferred Securities

In May 2006 and September 2006, the Company formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although the Company owns 100% of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of these entities in accordance with FIN 46-R.  In connection with the issuance and sale of the capital securities, the Company issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing the Company’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at March 31, 2009 were $672,000 and $683,000, respectively.  These costs which are included in other assets are being amortized into interest expense using the effective yield method over a ten year period and are recorded in the consolidated statements of operation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)
NOTE 7 – BORROWINGS − (Continued)

Collateralized Debt Obligations − (Continued)

Trust Preferred Securities− (Continued)

The rights of holders of common securities of RCT I and RCT II are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities economic and voting rights are pari passu with the capital securities.  The capital and common securities of RCT I and RCT II are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each.  Unless earlier dissolved, RCT I will dissolve on May 25, 2041 and RCT II will dissolve on September 29, 2041.  The junior subordinated debentures are the sole assets of RCT I and RCT II and mature on June 30, 2036 and October 30, 2036, respectively, and may be called at par by the Company any time after June 30, 2011 and October 30, 2011, respectively.  Interest is payable for RCT I and RCT II quarterly at a floating rate equal to three-month LIBOR plus 3.95% per annum.  The rates for RCT I and RCT II, at March 31, 2009, were 5.13% and 5.12%, respectively.  The Company records its investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated trusts and records dividend income upon declaration by RCT I and RCT II.

NOTE 8 – SHARE REPURCHASE

Under a share repurchase plan authorized by the board of directors on July 26, 2007, the Company is authorized to buy back up to 2.5 million outstanding shares.  During the three months ended March 31, 2009, the Company bought back 700,000 shares at a weighted average price of $4.00 per share.  Including these 2009 transactions, the total number of shares repurchased under this program is 963,000.

NOTE 9 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2009	17,261	435,049	452,310
Issued	52,632	172,998	225,630
Vested	(17,261)	(97,719)	(114,980)
Forfeited	−	(8,191)	(8,191)
Unvested shares as of March 31, 2009	52,632	502,137	554,769

Pursuant to SFAS 123(R) and EITF 96-18, the Company is required to value any unvested shares of restricted common stock granted to the Manager and non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the three months ended March 31, 2009 and year ended December 31, 2008, including shares issued to the five non-employee directors, was $624,000 and $1.5 million, respectively.

On January 26, 2009, the Company issued 40,452 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest in full on January 26, 2010.

On February 1, 2009 and March, 9 2009 the Company granted 6,716 and 45,916 shares of restricted stock, respectively, to the Company’s non-employee directors as part of their annual compensation.  These shares vested in full on the first anniversary of the date of grant.

On February 2, 2009, the Company granted 60,000 shares of restricted stock under its 2007 Omnibus Equity Compensation Plan. These restricted shares vested 25% on issuance and 12.5% on March 31, 2009.  The balance will vest quarterly thereafter through June 30, 2010.

On February 20, 2009, the Company granted 35,046 shares of restricted stock under its 2007 Omnibus Equity Compensation Plan. These restricted shares will vest in full on February 20, 2010.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 9 – SHARE-BASED COMPENSATION – (Continued)

The following table summarizes stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2009	624,166	$14.99
Granted	−	−
Exercised	−	−
Forfeited	(14,500)	15.00
Outstanding as of March 31, 2009	609,666	$14.99	6	$57
Exercisable at March 31, 2009	392,999	$15.01	6	$37

The stock options have a remaining contractual term of six years.  Upon exercise of options, new shares are issued.

The following table summarizes the status of the Company’s unvested stock options as of March 31, 2009:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	43,333		$14.88
Granted	−	$	−
Vested	(1,667)		$18.37
Forfeited	−	$	−
Unvested at March 31, 2009	41,666		$14.74

The weighted average period the Company expects to recognize the remaining expense on the unvested stock options is approximately one year.

The following table summarizes the status of the Company’s vested stock options as of March 31, 2009:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2009	580,833	$15.00
Vested	1,667	$18.37
Exercised	−	−
Forfeited	(14,500)	$15.00
Vested as of March 31, 2009	568,000	$15.01	6	$ 53

The stock option transactions are valued using the Black-Scholes model using the following assumptions:

	As of March 31,	As of December 31,
	2009	2008
Expected life	8 years	8 years
Discount rate	2.93%	2.94%
Volatility	152.83%	127.20%
Dividend yield	39.72%	33.94%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 9 – SHARE-BASED COMPENSATION – (Continued)

The fair value of each common stock transaction for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively, was $0.094 and $0.149.  For the three months ended March 31, 2009 and 2008, the components of equity compensation expense were as follows (in thousands):

	Three Month Ended March 31,
	2009	2008

Options granted to Manager and non-employees	$(1)	$(58)
Restricted shares granted to Manager and non-employees	61	117
Restricted shares granted to non-employee Directors	28	22
Total equity compensation expense	$88	$81

During the three months ended March 31, 2009, the Manager received 26,097 shares as incentive compensation valued at $98,000 pursuant to the management agreement.  There was no incentive fee paid during the three months ended March 31, 2008.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the management agreement, the Company has established no formal criteria for equity awards as of March 31, 2009.  All awards are discretionary in nature and subject to approval by the compensation committee.

NOTE 10 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2009	2008
Basic:
Net (loss) income	$(12,152)	$9,363
Weighted average number of shares outstanding	24,467,408	24,612,724
Basic net (loss) income per share	$(0.50)	$0.38

Diluted:
Net (loss) income	$(12,152)	$9,363
Weighted average number of shares outstanding	24,467,408	24,612,724
Additional shares due to assumed conversion of dilutive instruments	−	270,720
Adjusted weighted-average number of common shares outstanding	24,467,408	24,883,444
Diluted net (loss) income per share	$(0.50)	$0.38

Potentially dilutive shares relating to 242,464 shares of restricted stock are not included in the calculation of diluted net (loss) per share for the three months ended March 31, 2009 because the effect was anti-dilutive.

NOTE 11 – RELATED PARTY TRANSACTIONS

Relationship with Resource Real Estate

Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At March 31, 2009 and December 31, 2008, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio of $24,000 and $24,000, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with LEAF

LEAF, a majority-owned subsidiary of Resource America, originates and manages equipment leases and notes on the Company’s behalf.  The Company purchases its equipment leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs.  The Company did not acquire any equipment lease and note investments during the three months ended March 31, 2009.  For the three months ended March 31, 2009, the Company had acquired $6.1 million of equipment lease and note investments from LEAF, including $61,000 of origination cost reimbursements.  In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes.  At March 31, 2009 and December 31, 2008, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of $164,000 and $172,000, respectively.  LEAF servicing fees for the three months ended March 31, 2009 and 2008 were $253,000 and $236,000, respectively.

During three months ended March 31, 2009, the Company sold two equipment notes back to LEAF at a price equal to their book value.  The total proceeds received on the sale of the outstanding notes receivable were $822,000.  The Company did not sell any equipment notes back to LEAF during the three months ended March 31, 2008.

Relationship with Resource America

At March 31, 20009, Resource America, owned 2,048,675 shares, or 8.2% of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.

The Company is managed by the Manager pursuant to the Management Agreement that provides for both base and incentive management fees.  For the three months ended March 31, 2009 and 2008, the Manager earned base management fees of approximately $1.0 million and $1.2 million, respectively, and incentive compensation fees of $0 and $564,000, respectively.  The Company may also reimburse the Manager and Resource America for expenses for employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  For the three months ended March 31, 2009 and 2008, the Company reimbursed the Manager $146,000 and $101,000, respectively, for such expenses.

At March 31, 2009, the Company was indebted to the Manager for base management fees of $674,000 and for the reimbursement of expenses of $106,000.  At December 31, 2008, the Company was indebted to the Manager for base management fees of $725,000, incentive management fees of $397,000 and for reimbursement of expenses of $73,000.  These amounts are included in accounts payable and other liabilities.

As of March 31, 2009, the Company had executed six CDO transactions.  These CDO transactions were structured for the Company by the Manager, but, under the management agreement the Manager was not separately compensated by the Company for these transactions.

Relationship with Law Firm

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood, P.C., a law firm.  For the three months ended March 31, 2009 and 2008, the Company paid Ledgewood approximately $15,000 and $66,000, respectively, for legal services.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 12 – DISTRIBUTIONS – (Continued)

The Company’s 2009 distributions will be determined by the Company’s board which will also consider the composition of any common dividends declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  However, the Internal Revenue Service, in Revenue Procedure 2009-15, has given guidance with respect to certain stock distributions by publicly traded REITs.  That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2009. It provides that publicly-traded REITs can distribute stock (common shares in the Company’s case) to satisfy their REIT distribution requirements if stated conditions are met. These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  The Company did not use this Revenue Procedure with respect to any distributions for its 2008 taxable year, but may do so for distributions with respect to 2009.

On March 23, 2009, the Company declared a quarterly distribution of $0.30 per share of common stock, $7.5 million in the aggregate, which was paid on April 28, 2009 to stockholders of record on March 31, 2009.

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
MARCH 31, 2009
(Unaudited)

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

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

Loans held for sale consist of bank loans identified for sale due to credit issues.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of loans held for sale is based on what secondary markets are currently offering for these loans.  As such, the Company classifies loans held for sale as recurring Level 2.  The amount of the adjustment for fair value for the three months ended March 31, 2009 was $9.0 million and is included in the consolidated statement of operations as net realized and unrealized losses on investments.

The Company measures impairment on all nonaccrual loans for which it has established specific reserves as part of the specific allowance component of the allowance for loan loss.  For loans where there are active markets, loans are measured based on market value and these loans are classified as nonrecurring Level 2.  For loans where there is no active market, loans are measured using cash flows and other valuation techniques and these loans are classified as nonrecurring Level 3.  For the three months ended March 31, 2009, there were $9.3 million of nonrecurring fair value losses which are included in the consolidated statement of operations as provision for loan and lease loss.

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Assets and liabilities measured on a recurring basis

	Level 1		Level 2		Level 3		Total
Assets:
Securities available-for-sale	$	−	$	−		$20,326	$20,326
Loans held for sale		−		15,968		−	15,968
Total assets at fair value	$	−		$15,968		$20,326	$36,294

Liabilities:
Derivatives (net)	$	−		$22,786	$	−	$22,786
Total liabilities at fair value	$	−		$22,786	$	−	$22,786

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

Level 3
Beginning balance, January 1, 2009	$29,260
Total gains or losses (realized/unrealized):
Included in earnings	(5,511)
Purchases, sales, issuances, and settlements (net)	−
Included in other comprehensive income	(3,423)
Ending balance, March 31, 2009	$20,326

The Company had $5.6 million of losses included in earnings due to the other-than-temporary impairment charge of one asset during the three months ended March 31, 2009.  The loss is included in the consolidated statement of operations as net realized and unrealized losses on investments.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)
NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Assets and liabilities measured on a nonrecurring basis

	Level 1	Level 2	Level 3	Total
Assets:
Total assets at fair value	$-	$7,180	$2,102	$9,282

NOTE 14 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

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

At March 31, 2009, the Company had 31 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.07% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $319.7 million at March 31, 2009.  In addition, the Company also has one interest rate cap agreement with a notional of $14.3 million outstanding whereby it reduced its exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through the consolidated statement of operations.

At December 31, 2008, the Company had 31 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.07% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $325.0 million at December 31, 2008.

              The estimated fair value of the Company’s interest rate swaps was ($22.8) million and ($31.6) million as of March 31, 2009 and December 31, 2008, respectively.  The Company had aggregate unrealized losses of $25.0 million and $33.8 million on the interest rate swap agreements as of March 31, 2009 and December 31, 2008, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the maturity of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the maturity of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the maturity of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the maturity of the terminated swap and the amortization is reflected in interest expense in the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2009
(Unaudited)

NOTE 14 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS – (Continued)

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2009 and on the Consolidated Statement of Operations for the three months ended March 31, 2009:

Fair Value of Derivative Instruments as of March 31, 2009 (in thousands)
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap agreement	$14,284	Derivatives, at fair value	$(43)

Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	$319,659	Derivatives, at fair value	$22,829
		Accumulated other comprehensive loss	$(22,829)

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2009 (in thousands)
	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap agreement	$14,284	Interest expense	$(92)

•	Negative values indicate a decrease to the associated balance sheet or consolidated statement of operations line items.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on MBS in the Company’s investment portfolio.  The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount.  At March 31, 2009, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $3.6 million.  At December 31, 2008, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $3.7 million.

NOTE 15 – INCOME TAXES

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
MARCH 31, 2009
(Unaudited)

NOTE 15 – INCOME TAXES

Resource TRS' income taxes are accounted for under the asset and liability method as required under SFAS 109 "Accounting for Income Taxes."  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of Resource TRS' assets and liabilities.

The following table details the components of Resource TRS’ income taxes (in thousands):

	As of March 31
	2009	2008
(Benefit) provision for income taxes:
Current:
Federal	$(34)	$23
State	(11)	6
Deferred	−	−
Income tax (benefit) provision	$(45)	$29

The components of Resource TRS’ deferred tax assets and liabilities are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Deferred tax assets related to:
Foreign, state and local loss carryforwards	$303	$	−
Provision for loan and lease losses	206		−
Total deferred tax assets, net	$509	$	−
Deferred tax liabilities related to:
Property and equipment basis differences	$(186)	$	−
Total deferred tax liabilities	$(186)	$	−

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

Effective January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainties in Income Taxes - an Interpretation of SFAS 109” (“FIN 48”), which did not have an impact on its balance sheet on the date of adoption nor as of March 31, 2009.  FIN 48 prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company is required under FIN 48 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period as well as the cumulative amounts recorded in the consolidated balance sheets.  The Company will continue to classify any tax penalties as other operating expenses and any interest as interest expense.  The Company does not have any unrecognized tax benefits that would affect the Company’s financial position.

As of March 31, 2009, income tax returns for the calendar years 2005 - 2007 remain subject to examination by Internal Revenue Service ("IRS") and/or any state or local taxing jurisdiction.  The Company has not executed any agreements with the IRS or any state and/or local taxing jurisdiction to extend a statue of limitations in relation to any previous year.

(Back to Index)

(Back to Index)

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS  (Unaudited)

This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for period ended December 31, 2008.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

Overview

We are a specialty finance company that focuses primarily on commercial real estate and commercial finance.  We are organized and conduct our operations to qualify as a REIT under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.  We invest in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets.  We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and have sought to mitigate interest rate risk through derivative instruments.

We are externally managed by Resource Capital Manager, Inc., which we refer to as the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for its own account and for outside investors in the commercial finance, real estate, and financial fund management sectors.  As of March 31, 2009, Resource America managed approximately $16.7 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks.  We generate revenues from the interest we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, payments on equipment leases and notes and other asset-backed securities, or ABS.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments comprises a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loans, CMBS, equipment leases and notes and other ABS, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as a long-term financing source.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as a long-term financing source.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

Ongoing problems in real estate and credit markets continue to impact our operations, particularly our ability to generate capital and financing to execute our investment strategies.  These ongoing problems have affected our earnings on a GAAP basis as we have increased our provision for loan and lease losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of the CMBS and other ABS in our investment portfolio.  While we believe we have appropriately valued the assets in our investment portfolio at March 31, 2009, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely effected by market conditions.

The events occurring in the credit markets have impacted our financing and investing strategies and as a result, our ability to originate new investments and to grow.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio has largely disappeared.  Since our sponsorship in June 2007 of Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, we have not sponsored any new securitizations and we do not expect to be able to sponsor new securitizations for the foreseeable future.  Short-term financing through warehouse lines of credit and repurchase agreements has become less available and reliable as increasing volatility in the valuation of assets similar to those we originate has increased the risk of margin calls.  To reduce our exposure to margin calls or facility terminations, we have paid down repurchase agreement borrowings that finance commercial real estate loans and other securities that we hold.  In addition, we have received proceeds from margin calls related to our interest rate derivatives of $610,000 during the three months ended March 31, 2009.

(Back to Index)

(Back to Index)

Currently, we seek to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations.  The following is a summary of repayments we received during the three months ended March 31, 2009:

•	$7.0 million of commercial real estate loans paid off;

•	$10.5 million of commercial real estate loans principal prepayments;

•	$9.7 million of bank loan principal prepayments;

•	$8.4 million of bank loan sale proceeds; and

•	$7.6 million of leasing repayments.

As of March 31, 2009, we had $16.1 million of outstanding repurchase agreements (including accrued interest) with pledged collateral of $3.9 million of CRE CDO notes and $36.0 million of CRE loans, which was reduced from $17.1 million of outstanding repurchase agreements with pledged collateral of $3.9 million CRE CDO notes and CRE loans of $35.8 million at December 31, 2008.

We expect to continue to generate net investment income from our current investment portfolio and generate dividends for our shareholders.

As of March 31, 2009, we had invested 72% of our portfolio in commercial real estate-related assets 25% in commercial bank loans and 3% in direct financing leases and notes.  As of December 31, 2008, we had invested 72% of our portfolio in commercial real estate-related assets 25% in commercial bank loans and 3% in direct financing leases and notes.

Critical Accounting Policies and Estimates

In this section, we discuss our most critical accounting policies and estimates.  For a complete discussion of our critical accounting policies and estimates, see the discussion our annual report on Form 10-K for fiscal 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations − Critical Accounting Policies and Estimates.”

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses.  Loans and leases held for investment are first individually evaluated for impairment, and then evaluated as a homogeneous pool of loans with substantially similar characteristics for impairment.  The reviews are performed at least quarterly.

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

The balance of impaired loans and leases was $67.6 million and $17.2 million at March 31, 2009 and 2008, respectively.  All loans and leases that are deemed impaired at March 31, 2009 have an associated valuation allowance.  The total balance of impaired loans and leases with a valuation allowance of $16.9 million at March 31 2008.  The total balance of impaired leases without a specific valuation allowance was $360,000 at March 31 2008.  The specific valuation allowance related to these impaired loans and leases was $33.5 million and $2.7 million at March 31, 2009 and 2008, respectively.  We did not recognize any income on impaired loans and leases during 2008 or 2009 once each individual loan or lease became impaired.

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

(Back to Index)

(Back to Index)

    The following tables show the changes in the allowance for loan and lease losses (in thousands):

Allowance for loan loss at January 1, 2009	$43,867
Provision for loan loss	7,829
Loans charged-off	(4,845)
Recoveries	−
Allowance for loan loss at March 31, 2009	$46,851

Allowance for lease loss at January 1, 2009	$450
Provision for lease loss	160
Leases charged-off	(60)
Recoveries	−
Allowance for lease loss at March 31, 2009	$550

Classifications and Valuation of Investment Securities

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standard, or SFAS, 157, “Fair Value Measurements.”  SFAS 157 did not have a material effect on our consolidated financial statements with respective to investment securities available-for-sale and derivatives since we had previously recorded these at fair value.  SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We determined fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

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

ii.	quotes on similar-vintage, higher rate, more actively traded CMBS securities adjusted for the lower subordinated level of our securities; and

iii.	dealer quotes on our securities for which there is not an active market.

Derivatives (interest rate swap contracts), both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  We have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

(Back to Index)

(Back to Index)

Loans held for sale consist of bank loans identified for sale due to credit issues.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of loans held for sale is based on what secondary markets are currently offering for these loans.  As such, we classify loans held for sale as recurring Level 2.  The amount of the adjustment for fair value for the three months ended March 31, 2009 was $9.0 million and is included in on the consolidated statement of operations as net realized and unrealized losses on investments.

The following table presents information about our assets (including derivatives that are presented on a net basis) measured at fair value on a recurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

Assets and liabilities measured on a recurring basis

	Level 1		Level 2		Level 3		Total
Assets:
Securities available-for-sale	$	−	$	−		$20,326	$20,326
Loans held for sale		−		15,968		−	15,968
Total assets at fair value	$	−		$15,968		$20,326	$36,924

Liabilities:
Derivatives (net)	$	−		$22,786	$	−	$22,786
Total liabilities at fair value	$	−		$22,786	$	−	$22,786

The following table presents additional information about assets which are measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value.

Level 3
Beginning balance, January 1, 2009	$29,260
Total gains or losses (realized/unrealized):
Included in earnings	(5,511)
Purchases, sales, issuances, and settlements (net)	−
Included in other comprehensive income	(3,423)
Ending balance, March 31, 2009	$20,326

We had $5.6 million of losses includes in earnings due to the other-than-temporary impairment charge of one asset during the three months ended March 31, 2009.  We include the loss on our consolidated statement of operations as net realized and unrealized losses on investments.

We measure impairment on all nonaccrual loans for which we have established specific reserves as part of the specific allowance component of the allowance for loan loss.  For loans where there are active markets, we base our measurements on market value and classify them as nonrecurring Level 2.  For loans where there is no active market, we base our measurements on cash flows and other valuation techniques and classify them nonrecurring Level 3.  For the three months ended March 31, 2009, there were $9.3 million of nonrecurring fair value loan losses which we include in our consolidated statement of operations as provision for loan and lease loss.

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

Assets and liabilities measured on a nonrecurring basis

	Level 1		Level 2	Level 3	Total
Assets:
Total assets at fair value	$	−	$7,180	$2,102	$9,282

(Back to Index)

(Back to Index)

Accounting for Derivative Financial Instruments and Hedging Activities

Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps to add stability to our interest expense and to manage our exposure to interest rate movements or other identified risks.  We designated these transactions as cash flow hedges.  We evaluate contracts or hedge instruments at inception and at subsequent balance sheet dates to determine if they qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 requires that we recognize all derivatives on the balance sheet at fair value.  We record changes in the fair value of the derivative in other comprehensive income to the extent that it is effective.  Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Results of Operations − Three Months Ended March 31, 2009 as compared to Three Months Ended March 31, 2008

Our net loss for the three months ended March 31, 2009 was $12.2 million, or ($0.50) per weighted average common share (basic and diluted) as compared to $9.4 million, or $0.38 per weighted average common share (basic and diluted) for the three months ended March 31, 2008.

Interest Income

The following table sets forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
		Weighted Average			Weighted Average
	Interest Income	Yield (1)	Balance	Interest Income	Yield (1)	Balance
Interest income from loans:
Bank loans	$9,437	3.95%	$957,363	$16,163	6.62	$940,832
Commercial real estate loans	13,723	6.83%	$801,373	16,276	7.35	$860,019
Total interest income from loans	23,160			32,439

Interest income from securities available-for-sale:
ABS-RMBS	−	N/A	N/A	−	N/A	N/A
CMBS	−	N/A	N/A	−	N/A	N/A
Other ABS	−	N/A	N/A	(51)	(3.34%)	$6,006
CMBS-private placement	882	4.76%	$74,138	1,232	5.58%	$81,973
Total interest income from securities available-for-sale	882			1,181

Leasing	2,233	8.70%	$99,213	1,990	8.68	$94,568

Interest income – other:
Interest income – other (2)	−	N/A	N/A	997	N/A	N/A
Temporary investment in over-night repurchase agreements	347	N/A	N/A	376	N/A	N/A
Total interest income − other	347			1,373
Total interest income	$26,622			$36,983

(1)	Certain one-time items reflected in interest income have been excluded in calculating the weighted average rate, since they are not indicative of expected future results.

(2)	Represents cash received from Ischus CDO II in excess of our investment. Income on this investment was recognized using the cost recovery method.

(Back to Index)

(Back to Index)

Interest income decreased $10.4 million (28%) to $26.6 million for the three months ended March 31, 2009 from $37.0 million for the three months ended March 31, 2008.  We attribute this decrease to the following:

Interest Income from Loans

Interest income from loans decreased $9.2 million (29%) to $23.2 million for the three months ended March 31, 2009 from $32.4 million for the three months ended March 31, 2008.

Bank loans generated $9.4 million of interest income for the three months ended March 31, 2009 as compared to $16.2 million for the three months ended March 31, 2008, a decrease of $6.7 million (42%).  This decrease resulted from a decrease in the weighted average rate to 3.58% for the three months ended March 31, 2009 from 6.57% for the three months ended March 31, 2008, primarily as a result of the decrease in LIBOR which is a reference index for the rates payable by these loans.

This decrease was partially offset by the following:

•
an increase in accretion income to $888,000 for the three months ended March 31, 2009 from $465,000 for the three months ended March 31, 2008 as a result of the purchase of loans at discounts and the subsequent accretion of those discounts into income.  We make these purchases as we receive the proceeds of loan payoffs or sales; and

•	an increase in the weighted average balance on these loans of $16.5 million to $957.4 million for the three months ended March 31, 2009 from $940.8 million for the three months ended March 31, 2008.

Commercial real estate loans produced $13.7 million of interest income for the three months ended March 31, 2009 as compared to $16.3 million for the three months ended March 31, 2008, a decrease of $2.6 million (16%).  This decrease is a result of the following:

•
a decrease in the weighted average balance of $58.6 million on our commercial real estate loans to $801.4 million for the three months ended March 31, 2009 from $860.0 million for the three months ended March 31, 2008 as a result of payoffs and paydowns since March 31, 2008; and

•
a decrease in the weighted average rate to 6.83% for the three months ended March 31, 2009 from 7.35% for the three months ended March 31, 2008, primarily as a result of the decrease in LIBOR which is a reference index for the rates payable by these loans.

Interest Income from Securities Available-for-Sale

Interest income from securities available-for-sale decreased $299,000 (25%) to $882,000 for the three months ended March 31, 2009, from $1.2 million for the three months ended March 31, 2008.

Interest income from CMBS-private placement decreased $350,000 (28%) to $882,000 for the three months ended March 31, 2009 from $1.2 million for the three months ended March 31, 2008.  This decrease resulted primarily from the following:

•
a decrease of the weighted average balance on these securities of $7.8 million to $74.1 million for the three months ended March 31, 2009 from $82.0 million for the three months ended March 31, 2008 as a result of payoffs since March 31, 2008; and

•
a decrease in the weighted average rate to 4.76% for the three months ended March 31, 2009 from 5.58% for the three months ended March 31, 2008 primarily as a result of the decrease in LIBOR which is a reference index for the rates payable by these loans.

Interest Income − Other

Interest income-other decreased $1.0 million (75%) to $347,000 for the three months ended March 31, 2009 as compared to $1.4 million for the three months ended March 31, 2008.  This decrease is primarily the result of a decrease in interest income from our equity method investment in Ischus CDO II.  We used the cost recovery method to recognize the income on this investment.  For the three months ended March 31, 2008, $997,000 of interest income was recognized on this investment.  No such income was recognized since March 31, 2008 and for the three months ended March 31, 2009.

(Back to Index)

(Back to Index)

Interest Income from Leasing

Interest income from leasing generated $2.2 million of interest income for the three months ended March 31, 2009 as compared to $2.0 million for the three months ended March 31, 2008, an increase of $243,000 (12%).  The increase is the result of an increase of $4.6 million in the weighted average balance of leases to $99.2 million for the three months ended March 31, 2009 from $94.6 million for the three months ended March 31, 2008 due to the addition of a new pool of leases at the end of 2008 which were held for the entire three months ended March 31, 2009.

Interest Expense

The following table sets forth information relating to our interest expense incurred for the periods presented (in thousands, except percentages):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$5,719	2.53%	$906,000	$10,886	4.63%	$906,000
Commercial real estate loans	2,625	1.55%	$667,521	8,474	4.53%	$705,524
CMBS-private placement	−	N/A	N/A	77	5.57%	$6,291
Leasing	830	3.58%	$92,521	1,285	6.57%	$92,547
General	4,703	4.90%	$372,689	2,426	2.36%	$392,465
Total interest expense	$13,877			$23,148

Interest expense decreased $9.2 million (40%) to $13.9 million for the three months ended March 31, 2009 from $23.1 million for the three months ended March 31, 2008.  We attribute this decrease to the following:

Interest expense on bank loans was $5.7 million for the three months ended March 31, 2009 as compared to $10.9 million for the three months ended March 31, 2008, a decrease of $5.2 million (47%).  This decrease resulted primarily a decrease in the weighted average rate on the debt related to bank loans which decreased to 2.53% for the three months ended March 31, 2009 from 4.63% for the three months ended March 31, 2008 due to a decrease in LIBOR which is a reference index for the rates payable on this debt.

Interest expense on commercial real estate loans was $2.6 million for the three months ended March 31, 2009 as compared to $8.5 million for the three months ended March 31, 2008, a decrease of $5.9 million (69%).  This decrease resulted primarily from the following:

•
a decrease in the weighted average rate to 1.55% for the three months ended March 31, 2009 as compared to 4.53% for the three months ended March 31, 2008 primarily as a result of a decrease in LIBOR which is a reference index for the rates payable on this debt; and

•
a decrease of $38.0 million in the weighted average balance of debt to $667.5 million for the three months ended March 31, 2009 from $705.5 million for the three months ended March 31, 2008 primarily related to the paying down of our repurchase facilities.

Interest expense on CMBS-private placement was $77,000 for the three months ended March 31, 2008.  There was no such interest expense for the three months ended March 31, 2009.  The decrease is due to the elimination of advance rates on our pledged CMBS-private placement collateral in November 2008.

Interest expense on leasing activities was $830,000 for the three months ended March 31, 2009 as compared to $1.3 million for the three months ended March 31, 2008, a decrease of $455,000 (35%) due primarily to a decrease in the weighted average rate to 3.58% for the three months ended March 31, 2009 from 6.57% for the three months ended March 31, 2008 resulting from the decrease in the commercial paper index rate, which is a reference index for the rate payable on this facility.

General interest expense was $4.7 million for the three months ended March 31, 2009 as compared to $2.4 million for the three months ended March 31, 2008 an increase of $2.3 million (94%).  This increase resulted primarily from an increase of $2.5 million on our interest rate derivatives that fix the rate we pay under these agreements.  During the three months ended March 31, 2009, the fixed rate we paid exceeded the floating rate we received due to a decrease in LIBOR. The increase in derivative expense was partially offset by a decrease in interest expense of $343,000 related to our unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities as a result of a decrease in LIBOR which is a reference index for the rates payable by these debentures.

(Back to Index)

(Back to Index)

Non-Investment Expenses

The following table sets forth information relating to our expenses incurred for the periods presented (in thousands):

	Three Months Ended March 31,
	2009	2008
Management fees – related party	$1,001	$1,738
Equity compensation − related party	88	81
Professional services	964	792
Insurance	172	128
General and administrative	405	355
Income tax (benefit) expense	(45)	29
Total non-investment expenses	$2,585	$3,123

Management fee–related party decreased $737,000 (42%) to $1.0 million for the three months ended March 31, 2009 as compared to $1.7 million for the three months ended March 31, 2008.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement.  The base management fees decreased by $169,000 (14%) to $1.0 million for the three months ended March 31, 2009 as compared to $1.2 million for the three months ended March 31, 2008.  This decrease was due to our decreased equity, a component in the formula by which base management fees are calculated, primarily as a result of provisions for loan and lease losses during 2008.  Incentive management fees were $564,000 for the three months ended March 31, 2008.  There was no incentive management fee for the three months ended March 31, 2009 as a result of the realized losses we incurred on our loan and securities available-for-sale portfolios during that period.

Professional services increased $172,000 (22%) to $964,000 for the three months ended March 31, 2009 as compared to $792,000 for the three months ended March 31, 2008.  This increase was primarily due to the following:

•	a $52,000 increase in legal fees primarily related to collections on our leasing portfolio; and

•	an $87,000 increase in audit and tax fees due to the timing of when the services were performed and billed.

Income tax (benefit) expense decreased $74,000 (255%) to a benefit of $45,000 for the three months ended March 31, 2009 from an expense of $29,000 for the three months ended March 31, 2008 as a result of a decrease in net income on our taxable REIT subsidiary, Resource TRS, Inc.  The decrease in net income from our TRS was a result of the increase in swap expense of $637,000 partially offset by a decrease in interest expense of $459,000 during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Other (Expenses) Revenues

The following table sets forth information relating to our other (expenses) revenues incurred for the periods presented (in thousands):

	Three Months Ended March 31,
	2009	2008
Net realized and unrealized losses on investments	$(14,345)	$(1,995)
Other income	22	33
Provision for loan and lease losses	(7,989)	(1,137)
Gain on the extinguishment of debt	−	1,750
Total	$(22,312)	$(1,349)

Net realized and unrealized losses on investments increased $12.3 million (619%) to a loss of $14.3 million for the three months ended March 31, 2009 as compared to a loss of $2.0 million for the three months ended March 31, 2008.  Realized losses during the three months ended March 31, 2009 consisted primarily of a $9.0 million fair value adjustment on our loans held for sale and a $5.6 million other-than-temporary impairment loss on our other ABS position.  This loss was partially offset by $213,000 of gains on the sale of bank loan positions during the three months ended March 31, 2009.  Realized losses during the three months ended March 31, 2008 consisted primarily of a $2.0 million loss on the sale of one of our CMBS – private placement positions.

(Back to Index)

(Back to Index)

Our provision for loan and lease losses increased $6.9 million (603%) to $8.0 million for the three months ended March 31, 2009 as compared to $1.1 million for the three months ended March 31, 2008.  The provision for the three months ended March 31, 2009 consisted of a $2.8 million provision for loan loss on our bank loan portfolio, a $5.0 million provision on our commercial real estate portfolio and a $160,000 provision on our direct financing leases and notes.  The provision for the three months ended March 31, 2008 consisted of a $1.1 million provision for loan loss on our bank loan portfolio and a $56,000 provision for loan loss on our commercial real estate portfolio.  The principal reason for the increase in the provision for loan and lease losses was our recognition of additional specific reserves on seven defaulted bank loans and three defaulted CRE loans during the three months ended March 31, 2009 compared to taking a specific reserve on one defaulted bank loan during the three months ended March 31, 2008.

Gain on the extinguishment of debt in the three months ended March 31, 2008 is due to the buyback of a portion of the debt issued by RREF 2007-1 during the period.  The notes, issued at par, were bought back as an investment by us at a price of 65%.  The related deferred debt issuance costs were immaterial.  There was no such transaction in the three months ended March 31, 2009.

Income Taxes

We do not pay federal income tax on income we distribute to our stockholders, subject to our compliance with REIT qualification requirements.  However, Resource TRS, our domestic TRS, is taxed as a regular subchapter C corporation under the provisions of the Internal Revenue Code.  For the three months ended March 31, 2009, Resource TRS recognized a $45,000 benefit for income taxes.  For the three months ended March 31, 2008, Resource TRS recognized a $29,000 provision for income taxes.

Financial Condition

Summary

Our total assets at March 31, 2009 were $1.9 billion as compared to $1.9 billion at December 31, 2008.  As of March 31, 2009, we held $10.7 million of cash and cash equivalents.

(Back to Index)

(Back to Index)
Investment Portfolio

The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of March 31, 2009 and December 31, 2008, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

	Amortized cost (3)	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
March 31, 2009
Floating rate
CMBS-private placement	$32,063	99.99%	$12,142	37.87%	$(19,921)	-62.12%
Other ABS	45	100.00%	45	100.00%	−	−%
B notes (1)	26,500	100.00%	26,399	99.62%	(101)	-0.38%
Mezzanine loans (1)	129,396	100.00%	129,007	99.70%	(389)	-0.30%
Whole loans (1)	424,645	99.80%	418,371	98.32%	(6,274)	-1.48%
Bank loans (2)	923,441	97.58%	648,566	68.54%	(274,875)	-29.04%
Bank loans held for sale (3)	15,968	100.00%	15,968	100.00%	−	−%
Total floating rate	$1,552,058	98.49%	$1,250,498	79.36%	$(301,560)	-19.13%
Fixed rate
CMBS – private placement	$38,505	91.52%	$8,139	19.34%	$(30,366)	-72.18%
B notes (1)	55,387	100.10%	55,221	99.80%	(166)	-0.30%
Mezzanine loans (1)	81,293	94.74%	68,398	79.71%	(12,895)	-15.03%
Whole loans (1)	88,472	99.61%	88,210	99.31%	(262)	-0.30%
Equipment leases and loans (4)	97,096	99.27%	96,546	98.71%	(550)	-0.56%
Total fixed rate	$360,753	97.54%	$316,514	85.58%	$(44,239)	-11.96%
Grand total	$1,912,811	98.31%	$1,567,012	80.54%	$(345,799)	-17.77%

December 31, 2008
Floating rate
CMBS-private placement	$32,061	99.99%	$15,042	46.91%	$(17,019)	-53.08%
Other ABS	5,665	94.42%	45	0.75%	(5,620)	-93.67%
B notes (1)	33,535	100.00%	33,434	99.70%	(101)	-0.30%
Mezzanine loans (1)	129,459	100.01%	129,071	99.71%	(388)	-0.30%
Whole loans (1)	431,985	99.71%	430,690	99.41%	(1,295)	-0.30%
Bank loans (2)	937,507	99.11%	582,416	61.57%	(355,091)	-37.94%
Total floating rate	$1,570,212	99.36%	$1,190,698	75.35%	$(379,514)	-24.01%
Fixed rate
CMBS – private placement	$38,397	91.26%	$14,173	33.69%	$(24,224)	-57.57%
B notes (1)	55,534	100.11%	55,367	99.81%	(167)	-0.30%
Mezzanine loans (1)	81,274	94.72%	68,378	79.69%	(12,896)	-15.03%
Whole loans (1)	87,352	99.52%	87,090	99.23%	(262)	-0.29%
Equipment leases and notes (4)	104,465	99.38%	104,015	98.95%	(450)	-0.43%
Total fixed rate	$367,022	97.55%	$329,023	87.45%	$(37,999)	-10.10%
Grand total	$1,937,234	99.02%	$1,519,721	77.68%	$(417,513)	-21.34%

(1)
Net carrying amount includes an allowance for loan losses of $20.1 million at March 31, 2009, allocated as follows:  B notes ($0.3 million), mezzanine loans ($13.3 million) and whole loans ($6.5 million).  Net carrying amount includes an allowance for loan losses of $15.1 million at December 31, 2008, allocated as follows: B notes ($0.3 million), mezzanine loans ($13.3 million) and whole loans ($1.5 million).

(2)
The bank loan portfolio is carried at amortized cost less allowance for loan loss and was $896.7 million at March 31, 2009.  Amount disclosed represents net realizable value at March 31, 2009, which includes $26.8 million allowance for loan losses at March 31, 2009.  The bank loan portfolio is carried at amortized cost less allowance for loan loss and was $908.7 million (net of allowance of $28.8 million) at December 31, 2008.

(3)	Bank loans held for sale and other ABS are carried at fair value and, therefore, amortized cost is equal to fair value.

(4)	Net carrying amount includes a $550,000 and $450,000 allowance for lease losses at March 31, 2009 and December 31, 2008, respectively.

(Back to Index)

(Back to Index)
Commercial Mortgage-Backed Securities-Private Placement

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  We review our portfolios monthly and the determination of other-than-temporary impairment is made at least quarterly.  We consider the following factors when determining if there is an other-than-temporary impairment on a security:

•	the length of time the market value has been less than amortized cost;

•	our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value;

•	the severity of the impairment;

•	the expected loss of the security as generated by third party software;

•	credit ratings from the rating agencies; and

•	underlying credit fundamentals of the collateral backing the securities.

At March 31, 2009 and December 31, 2008, we held $20.3 million and $29.2 million, respectively, net of unrealized losses of $50.3 million and $41.2 million at March 31, 2009 and December 31, 2008, respectively, of Commercial MBS private placement, or CMBS, at fair value which is based on taking a weighted average of the following three measures:

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

While the CMBS investments have continued to decline in fair value, their change continues to be temporary.  We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  All assets are current with respect to interest and principal payments.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and when inputs are stressed projected cash flows are adequate to recover principal.

The following table summarizes our CMBS-private placement as of March 31, 2009 and December 31, 2008 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2009		December 31, 2008
	Amortized Cost	Dollar Price	Amortized Cost	Dollar Price
Moody’s Ratings Category:
Baa1 through Baa3	43,348	92.89%	63,459	94.52%
Ba1 through Ba3	2,870	100.00%	−	−%
B1 through B3	10,600	100.00%	6,999	99.99%
Caa1 through Caa3	13,750	98.21%	−	−%
Total	$70,568	95.19%	$70,458	95.04%

S&P Ratings Category:
BBB+ through BBB-	43,993	93.76%	51,378	94.24%
BB+ through BB-	24,696	97.93%	19,080	97.26%
CCC+ through CCC-	1,879	93.97%	−	−%
Total	$70,568	95.19%	$70,458	95.04%

Weighted average rating factor	3,226		830

Other Asset-Backed Securities

    At March 31, 2009 and December 31, 2008, we held $45,000 and $45,000, respectively, of other ABS at fair value, which is based on an income approach utilizing an appropriate current risk-adjusted yield, time value and projected estimated losses from default assumptions based on historical analysis of underlying loan performance, net of unrealized gains of $0 and $0, respectively, and losses of $0 and $5.6 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.
(Back to Index)

(Back to Index)

For the three months ended March 31, 2009, we recognized $5.6 million of other-than-temporary impairment on our other-ABS position.  As a result of the impairment charge, the cost of this security was written down to fair value through the statement of operations.  We do not believe that any other of our securities classified as available-for-sale were other-than-temporarily impaired as of March 31, 2009.  For the three months ended March 31, 2008, we recognized no other-than-temporary impairment.

The following table summarizes our other ABS as of March 31, 2009 and December 31, 2008 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2009			December 31, 2008
	Amortized cost		Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
B1 through B3	$	−	−%	$5,665	94.42%
Caa1 through Caa3		45	100.00%	−	− %
Total		$45	100.00%	$5,665	94.42%
S&P ratings category:
B+ through B-	$	−	−%	$5,665	94.42%
CCC+ through CCC-		45	100.00%	−	− %
Total		$45	100.00%	$5,665	94.42%
Weighted average rating factor		8,070		3,490

(Back to Index)

(Back to Index)

Commercial Real Estate Loans

The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Range of Maturity Dates
March 31, 2009:
Whole loans, floating rate (1)	29	$424,645	LIBOR plus 1.50% to LIBOR plus 4.40%	May 2009 to January 2012
Whole loans, fixed rate (1)	7	88,472	6.98% to 10.00%	May 2009 to August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2009 to October 2009
B notes, fixed rate	3	55,387	7.00% to 8.66%	July 2011 to July 2016
Mezzanine loans, floating rate	10	129,396	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2009 to February 2010
Mezzanine loans, fixed rate	7	81,293	5.78% to 11.00%	November 2009 to September 2016
Total (2)	59	$805,693

December 31, 2008:
Whole loans, floating rate (1)	29	$431,985	LIBOR plus 1.50% to LIBOR plus 4.40%	April 2009 to August 2011
Whole loans, fixed rates (1)	7	87,352	6.98% to 10.00%	May 2009 to August 2012
B notes, floating rate	4	33,535	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2009 to October 2009
B notes, fixed rate	3	55,534	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	129,459	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2009 to February 2010
Mezzanine loans, fixed rate	7	81,274	5.78% to 11.00%	November 2009 to September 2016
Total (2)	60	$819,139

(1)
Whole loans had $23.0 million and $26.6 million in unfunded loan commitments as of March 31, 2009 and December 31, 2008, respectively, that are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $20.1 million and $15.1 million recorded as of March 31, 2009 and December 31, 2008, respectively.

(Back to Index)

(Back to Index)

We have one mezzanine loan, with a balance of $11.6 million secured by 100% of the equity interests in two enclosed regional shopping malls which went into default in February 2008.  During early 2008, we began working with the borrower and special servicer toward a resolution of the default.  However, during the quarter ended June 30, 2008, the borrower defaulted on the more senior first mortgage position.  This event triggered the reevaluation of our provision for loan loss and we determined that, during the three months ended June 30, 2008, a full reserve of the remaining balance of $11.6 million was necessary.  Any future recovery from this loan will be adjusted through our allowance for loan loss.

Bank Loans

         At March 31, 2009, we held a total of $664.5 million of bank loans at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $88.7 million over our holdings at December 31, 2008.  The increase in total bank loans was principally due to purchases of bank loans from capital recycled as loan payoffs and paydowns occurred in three CDOs.  We own 100% of the equity issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO which we have determined are VIEs of which we are the primary beneficiary.  See “-Variable Interest Entities,” entities.  As a result, we consolidated Apidos CDO I, Apidos CDO III and Apidos Cinco CDO as of March 31, 2009.

The following table summarizes our bank loan investments as of March 31, 2009 and December 31, 2008 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2009		December 31, 2008
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Aa1 through Aa3	$1,146	76.40%	$1,136	75.72%
A1 through A3	−	−%	6,351	97.71%
Baa1 through Baa3	31,638	96.66%	19,782	97.70%
Ba1 through Ba3	437,526	98.45%	471,781	99.19%
B1 through B3	387,894	96.60%	397,157	99.10%
Caa1 through Caa3	77,477	99.48%	34,617	100.09%
No rating provided	3,728	88.66%	6,683	99.00%
Total	$939,409	97.62%	$937,507	99.11%

S&P ratings category:
BBB+ through BBB-	$61,090	97.78%	$41,495	99.44%
BB+ through BB-	424,565	98.20%	473,354	99.03%
B+ through B-	324,749	96.91%	317,601	99.46%
CCC+ through CCC-	36,363	96.75%	27,961	100.02%
D	15,520	100.03%	1,480	100.00%
No rating provided	77,122	97.30%	75,616	97.57%
Total	$939,409	97.62%	$937,507	99.11%
Weighted average rating factor	2,241		1,946

Equipment Leases and Notes

Investments in direct financing leases and notes as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Direct financing leases, net of unearned income	$26,227	$29,423
Operating leases	309	337
Notes receivable	70,560	74,705
Sub total	97,096	104,465
Allowance for possible losses	(550)	(450)
Total	$96,546	$104,015

(Back to Index)

(Back to Index)

Interest Receivable

At March 31, 2009, we had accrued interest receivable of $7.0 million, which consisted of $7.0 million of interest on our securities loans and equipment leases and notes, and $26,000 of interest earned on escrow and sweep accounts.  At December 31, 2008, we had interest receivable of $8.4 million, which consisted of $8.4 million of interest on our securities, loan and equipment leases and loans and $49,000 of interest earned on escrow and sweep accounts.  The decrease of $1.4 million on our bank loan portfolio was primarily due to a decrease in LIBOR, a reference index for the rates payable on these assets.

Principal Paydown Receivables

At March 31, 2009 and December 31, 2008, we had principal paydown receivables of $44,000 and $950,000, respectively, which consisted of principal payments on our commercial real estate loans and bank loans which were subsequently collected.

Other Assets

Other assets at March 31, 2009 of $4.8 million consisted primarily of $2.5 million of loan origination costs associated with our revolving credit facility, commercial real estate loan portfolio and secured term facility, $853,000 of prepaid director’s and officer’s liability insurance, $697,000 of prepaid expenses, $705,000 of lease payment receivables and $23,000 of other receivables.  Other assets at December 31, 2008 of $4.1 million consisted primarily of $2.7 million of loan origination costs associated with our trust preferred securities issuances, commercial real estate loan portfolio and secured term facility, $125,000 of prepaid directors’ and officers’ liability insurance, $764,000 of prepaid expenses, $424,000 of lease payment receivables and $60,000 of other receivables.

Hedging Instruments

Our hedges at March 31, 2009 and December 31, 2008, were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  As of December 31, 2008, we had entered into hedges with a notional amount of $325.0 million and maturities ranging from May 2009 to November 2017.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at March 31, 2009 were as follows (in thousands):

	Benchmark rate	Notional value	Pay rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$12,750	5.27%	07/25/07	08/06/12	$(1,578)
Interest rate swap	1 month LIBOR	12,965	4.63%	12/04/06	07/01/11	(1,013)
Interest rate swap	1 month LIBOR	28,000	5.10%	05/24/07	06/05/10	(1,436)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(427)
Interest rate swap	1 month LIBOR	15,235	5.34%	06/08/07	02/25/10	(643)
Interest rate swap	1 month LIBOR	10,435	5.32%	06/08/07	05/25/09	(77)
Interest rate swap	1 month LIBOR	12,150	5.44%	06/08/07	03/25/12	(1,446)
Interest rate swap	1 month LIBOR	7,000	5.34%	06/08/07	02/25/10	(295)
Interest rate swap	1 month LIBOR	44,711	4.13%	01/10/08	05/25/16	(2,305)
Interest rate swap	1 month LIBOR	82,500	5.58%	06/08/07	04/25/17	(7,034)
Interest rate swap	1 month LIBOR	1,726	5.65%	06/28/07	07/15/17	(130)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/09/07	10/01/16	(145)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/19/07	07/15/17	(291)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/07/07	07/25/17	(281)
Interest rate swap	1 month LIBOR	15,889	5.32%	03/30/06	09/22/15	(1,314)
Interest rate swap	1 month LIBOR	2,803	5.31%	03/30/06	11/23/09	(45)
Interest rate swap	1 month LIBOR	4,148	5.41%	05/26/06	08/22/12	(188)
Interest rate swap	1 month LIBOR	3,010	5.43%	05/26/06	04/22/13	(231)
Interest rate swap	1 month LIBOR	2,857	5.72%	06/28/06	06/22/16	(297)
Interest rate swap	1 month LIBOR	672	5.52%	07/27/06	07/22/11	(29)
Interest rate swap	1 month LIBOR	2,569	5.54%	07/27/06	09/23/13	(227)
Interest rate swap	1 month LIBOR	5,973	5.25%	08/18/06	07/22/16	(614)
Interest rate swap	1 month LIBOR	3,179	5.06%	09/28/06	08/22/16	(241)
Interest rate swap	1 month LIBOR	2,012	4.97%	12/22/06	12/23/13	(165)
Interest rate swap	1 month LIBOR	3,238	5.22%	01/19/07	11/22/16	(208)
Interest rate swap	1 month LIBOR	1,373	5.05%	04/23/07	09/22/11	(59)
Interest rate swap	1 month LIBOR	2,822	5.42%	07/25/07	04/24/17	(237)
Interest rate swap	1 month LIBOR	7,706	4.53%	11/29/07	10/23/17	(595)
Interest rate swap	1 month LIBOR	5,720	4.40%	12/26/07	11/22/17	(423)
Interest rate swap	1 month LIBOR	4,309	3.35%	01/23/08	12/22/14	(166)
Interest rate swap	1 month LIBOR	12,473	3.96%	09/30/08	09/22/15	(689)
Total		$319,659	5.07%			$(22,829)

In addition, we also had an interest rate cap agreement with a notional of $14.3 million outstanding whereby it reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and as a result the change in fair value is recorded through the consolidated statement of operations.

(Back to Index)

(Back to Index)

Repurchase Agreements

We have entered into repurchase agreements to finance our commercial real estate loans and CMBS-private placement portfolio.  These agreements are secured by the financed assets and bear interest rates that have historically moved in close relationship to LIBOR.  At March 31, 2009, we had established nine borrowing arrangements with various financial institutions and had utilized two of these arrangements, principally our arrangement with Natixis.  Because any repurchase transaction must be approved by the lender, and as a result of current market conditions, we do not anticipate further use of these facilities for the foreseeable future; however, the facilities remain available for use if market conditions improve.

Our repurchase facility with Natixis was arranged through a subsidiary, whose performance we guaranteed.  We describe the terms of the Natixis facility in Note 7 of the Noted to Consolidated Financial Statements contained in Part I, Item 1 of this report.  A covenant in our guarantee required us to maintain a net worth of $200.0 million.  Under an amendment to the facility, that requirement was reduced to $165.0 million for the period December 31, 2008 through May 12, 2009, after which it would revert to $200.0 million.  As provided in that amendment, we are currently in negotiations with Natixis to permanently reduce the amount of net worth we are required to maintain and to provide for the term repayment of the facility.  If we are unable to complete these negotiations with Natixis before reporting compliance with the minimum net worth covenant for our next reporting period, which is effective for the three-month period ended June 30, 2009, we would likely be in default of the minimum net worth covenant.  Such an event of default would permit Natixis to demand repayment of the $16.0 million currently outstanding under the facility, which likely would require us to liquidate some or all of the assets pledged as collateral.  The prices we receive upon liquidation of any assets hold as collateral could be lower than their carrying value, which could result in recognition of losses by us.  We do, however, expect to complete our negotiations with Natixis and maintain compliance with the minimum net worth covenant before reporting for the June 30, 2009 period.

Collaterized Debt Obligations

As of March 31, 2009, we had executed six CDO transactions as follows:

•
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $390.0 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million and $5.0 million of the Class J senior notes purchased in February 2008.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2009, the notes issued to outside investors had a weighted average borrowing rate of 1.20%.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle, of which RCC Commercial Inc., or RCC Commercial, a subsidiary of ours, purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2009, the notes issued to outside investors had a weighted average borrowing rate of 1.74%.

•
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle, of which RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million.  At March 31, 2009, the notes issued to outside investors had a weighted average borrowing rate of 1.43%.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $23.0 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2009, the notes issued to outside investors had a weighted average borrowing rate of 2.08%.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $28.5 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2009, the notes issued to outside investors had a weighted average borrowing rate of 1.73%.

(Back to Index)

(Back to Index)

•
In July 2005, we closed Ischus CDO II, a $403.0 million CDO transaction that provided financing for MBS and other asset-backed.  The investments held by Ischus CDO II collateralize $376.0 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $28.5 million equity interest representing 100% of the outstanding preference shares.  At November 13, 2007, we sold 10% of our equity interest and were no longer deemed to be the primary beneficiary.  We no longer had any interest in Ischus CDO II at March 31, 2009.

Trust Preferred Securities

In May and September 2006, we formed Resource Capital Trust I and RCC Trust II, respectively, for the sole purpose of issuing and selling trust preferred securities.  In accordance with FASB, Interpretation No. 46-R, or FIN 46-R, Resource Capital Trust I and RCC Trust II are not consolidated into our consolidated financial statements because we are not deemed to be the primary beneficiary of either trust.  We own 100% of the common shares of each trust, each of which issued $25.0 million of preferred shares to unaffiliated investors.  Our rights as the holder of the common shares of each trust are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, our economic and voting rights are pari passu with the preferred shareholders.  We record each of our investments in the trusts’ common shares of $774,000 as an investment in unconsolidated entities and record dividend income upon declaration by each trust.

In connection with the issuance and sale of the trust preferred securities, we issued $25.8 million principal amount of junior subordinated debentures to each of Resource Capital Trust I and RCC Trust II.  The junior subordinated debentures debt issuance costs are deferred in other assets in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations.  At March 31, 2009, the junior subordinated debentures had a weighted average borrowing rate of 5.13%.

Term Facilities

In March 2006, Resource Capital Funding, LLC, a special purpose entity whose sole member is Resource TRS, Inc., our wholly-owned subsidiary, entered into a Receivables Loan and Security Agreement as the borrower among LEAF Financial Corporation as the servicer, Black Forest Funding Corporation as the lender, Bayerische Hypo-Und Vereinsbank AG, New York Branch as the agent, U.S. Bank National Association, as the custodian and the agent’s bank, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer.  This agreement is a $100.0 million secured term credit facility used to finance the purchase of equipment leases and notes.  At March 31, 2009 and December 31, 2008, there were $88.7 million and $95.7 million, respectively, outstanding under the facility.

The facility bears interest at one of two rates, determined by asset class.

•	Pool A—one-month LIBOR plus 1.10%; or

•	Pool B—one-month LIBOR plus 0.80%.

The weighted average interest rate was 2.86% and 4.14% at March 31, 2009 and December 31, 2008, respectively.

Upon a default, the program will terminate and Resource Capital Funding must cease purchasing receivables from Resource TRS and the lender may declare all loans made and any yield or fees due thereon to be immediately due and payable.

Stockholders’ Equity

Stockholders’ equity at March 31, 2009 was $169.5 million and included $50.3 million of net unrealized losses on our available-for-sale portfolio, and $25.0 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2008 was $186.3 million and included $46.9 million of unrealized losses on our available-for-sale portfolio and $33.8 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  The decrease in stockholder’s equity during the three months ended March 31, 2009 was principally due to the decrease in the market value of our available-for-sale securities and on our cash flow hedges.

Fluctuations in market values of assets in our available-for-sale portfolio that have not been other-than-temporarily impaired, do not impact our income determined in accordance with GAAP, or our taxable income, but rather are reflected on our consolidated balance sheets by changing the carrying value of the asset and stockholders’ equity under ‘‘Accumulated Other Comprehensive Loss.”

(Back to Index)

(Back to Index)

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income	$(12,152)	$9,363
Adjustments:
Share-based compensation to related parties	17	(147)
Capital loss carryover (utilization)/losses from the sale of securities	5,620	2,000
Provisions for loan and lease losses unrealized	4,978	56
Net book to tax adjustments for the inclusion of our taxable foreign REIT subsidiaries	7,590	775
Other net book to tax adjustments	45	8
Estimated REIT taxable income	$6,098	$12,055

Amounts per share – diluted	$0.25	$0.48

We believe that a presentation of estimated REIT taxable income provides useful information to investors regarding our financial condition and results of operations as we use this measurement to determine the amount of dividends that we are required to declare to our stockholders in order to maintain our status as a REIT for federal income tax purposes.  Since we, as a REIT, expect to make distributions based on taxable earnings, we expect that our distributions may at times be more or less than our reported GAAP earnings.  Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries.  Estimated REIT taxable income excludes the undistributed taxable income of our domestic TRS, if any such income exists, which is not included in REIT taxable income until distributed to us.  There is no requirement that our domestic TRS distribute its earnings to us.  Estimated REIT taxable income, however, includes the taxable income of our foreign TRSs because we will generally be required to recognize and report their taxable income on a current basis.  Because not all companies use identical calculations, this presentation of estimated REIT taxable income may not be comparable to other similarly-titled measures of other companies.

Liquidity and Capital Resources

Capital Sources

Currently, we seek to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations.  The following is a summary of repayments we received during the three months ended March 31, 2009:

•	$7.0 million of commercial real estate loans paid off;

•	$10.5 million of commercial real estate loans principal prepayments;

•	$9.7 million of bank loan principal prepayments;

•	$8.4 million of bank loan sale proceeds; and

•	$7.6 million of leasing repayments.

Liquidity

Our liquidity needs consist principally of capital needed to make investments, make distributions to our stockholders, pay our operating expenses, including management fees and our approved share repurchase plan.  Our ability to meet our liquidity needs is subject to our ability to generate cash from operations, and, with respect to our investments, our ability to obtain debt financing and equity capital.  The availability of equity and debt financing depends on economic conditions which, as discussed in “Overview”, currently make equity or debt financing difficult to obtain on acceptable terms or at all.  As a result, we currently focus on managing our existing portfolio and reinvesting the proceeds of loan repayments or investment sales.  Investors should be aware that if we are unable to renew or replace our existing financing on substantially similar terms, we may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such investments, which could result in losses and reduced income.
(Back to Index)

(Back to Index)

    At April 30, 2009, after disbursing the first quarter 2009 dividend, there were three primary sources for RCC’s liquidity:

•	unrestricted cash and cash equivalents of $7.6 million and restricted cash of $10.0 million comprised of $6.6 million in margin call accounts and $3.4 million related to the leasing portfolio;

•
capital available for reinvestment in its five collateralized debt obligation (“CDO”) entities of $41.9 million, of which $6.8 million is designated to finance future funding commitments on CRE loans; and

•
while we have $84.0 million of unused capacity under a three-year non-recourse CRE repurchase facility, under a proposed amendment to the facility we would be required to pay down all outstanding balances over a specified term of approximately one year, and accordingly we will likely not be able to use this facility as a source of liquidity.  See “Financial Condition – Repurchase Agreements.”  Moreover, even were we to retain availability under the facility, the facility requires that the repurchase counterparty approve each individual repurchase transaction.

Our leverage ratio may vary as a result of the various funding strategies we use.  As of March 31, 2009 and December 31, 2008, our leverage ratio was 10.0 times and 9.1 times, respectively.  This increase in leverage was primarily due to the decrease in fair market value adjustments that are recorded in the statement of stockholders equity through accumulated other comprehensive loss on available-for-sale securities and derivatives and partially offset by the repayment of repurchase agreements.

Distributions

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.  On March 23, 2009, we declared a quarterly distribution of $0.30 per share of common stock, $7.5 million in the aggregate, which was paid on April 28, 2009 to stockholders of record on March 31, 2009.

Our 2009 dividends will be determined by our board who will also consider the composition of any common dividends declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  The Internal Revenue Service, in Revenue Procedure 2009-15, has given guidance with respect to certain stock distributions by publicly traded REITs.  That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2009. It provides that publicly-traded REITs can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met. These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  We did not use this Revenue Procedure with respect to any distributions for its 2008 taxable year, but we may do so for distributions with respect to 2009.

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of March 31, 2009.  The table below excludes contractual commitments related to our derivatives, which we discuss in our Annual Report on Form 10-K for fiscal 2008 in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and in “Financial Condition  − Hedging Instruments,” above and incentive fees payable under the management agreement that we have with our Manager, which we discuss in our Annual Report on Form 10-K for fiscal 2008 in Item 1 − “Business” and Item 13, “Certain Relationships and Related Transactions” because those obligations do not have fixed and determinable payments.

	Contractual commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year	1 – 3 years			3 – 5 years		More than 5 years
Repurchase agreements (1)	$16,052	$16,052	$	−		$	−	$	−
CDOs	1,536,260	−					−		1,536,260	(2)
Secured term facility	88,711	−		88,711	(3)		−		−
Unsecured junior subordinated debentures	51,548	−		−			−		51,548	(4)
Base management fees (5)	4,055	4,055		−			−		−
Total	$1,696,626	$20,107		$88,711		$	−		$1,587,808

(1)	Includes accrued interest of $16,000.

(2)
Contractual commitment does not include $10.7 million, $14.3 million, $11.9 million, $16.2 million and $32.7 million of interest expense payable through the non-call dates of July 2010, May 2011, June 2011, August 2011 and June 2012, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1 and RREF 2007-1.  The non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(3)	Contractual commitment does not include $3.2 million of interest expense payable through the facility maturity date of March 2010 on our secured term facility with Bayerische Hypo- und Vereinsbank AG.

(4)
Contractual commitment does not include $6.8 million and $8.2 million of interest expense payable through the non-call dates of June 2011 and October 2011, respectively, on our trust preferred securities issued to Resource Capital Trust I and RCC Trust II in May 2006 and September 2006, respectively..

(5)	Calculated only for the next 12 months based on our current equity, as defined in our management agreement.

At March 31, 2009, we had 31 interest rate swap contracts with a notional value of $319.7 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of March 31, 2009, the average fixed pay rate of our interest rate hedges was 5.07% and our receive rate was one-month LIBOR, or 0.52%.  In addition, we also had an interest rate cap agreement with a notional amount of $14.3 million outstanding which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through our consolidated statement of operations.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance vehicles special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements.  Further, as of March 31, 2009, we had not guaranteed any obligations of unconsolidated entities, entered into any commitment or had any intent to provide additional funding to any such entities.

(Back to Index)

(Back to Index)

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009 and December 31, 2008, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

The following sensitivity analysis tables show, at March 31, 2009 and December 31, 2008, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis pointsor rise 100 basis points (dollars in thousands):

	March 31, 2009
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value		$8,402		$8,139		$7,891
Change in fair value		$263	$	−		$(248)
Change as a percent of fair value		3.23%		−		3.05%

Repurchase and warehouse agreements (2)
Fair value		$104,747		$104,747		$104,747
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(49,720)		$(22,829)		$(24,301)
Change in fair value		$(26,891)	$	−		$(1,472)
Change as a percent of fair value		N/M		−		N/M

	December 31, 2008
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value		$14,880		$14,173		$13,513
Change in fair value		$707	$	−		$(660)
Change as a percent of fair value		4.99%		−		4.66%

Repurchase and warehouse agreements (2)
Fair value		$112,804		$112,804		$112,804
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−		−		−

Hedging instruments
Fair value		$(53,727)		$(31,589)		$(26,600)
Change in fair value		$(22,138)	$	−		$4,989
Change as a percent of fair value		N/M		−		N/M

(1)	Includes the fair value of other available-for-sale investments that are sensitive to interest rate changes.

(2)	The fair value of the repurchase agreements and warehouse agreements would not change materially due to the short-term nature of these instruments.

For purposes of the tables, we have excluded our investments with variable interest rates that are indexed to LIBOR.  Because the rate resets on these instruments are short-term in nature, we are not subject to material exposure to movements in fair value as a result of changes in interest rates.

(Back to Index)

(Back to Index)

It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels.  Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points from current levels.  In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions.  Accordingly, in the event of changes in actual interest rates, the changes in the fair value of our assets would likely differ from those shown above and such differences might be material and adverse to our stockholders.

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

(Back to Index)

PART II.  OTHER INFORMATION

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
In accordance with the provisions of the management agreement, on January 31, 2009, we issued 26,097 shares of common stock to the Manager.  These shares represented 50% of the Manager’s quarterly incentive compensation fee that accrued for the three months ended December 31, 2008.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

(c)
The following table provides information about purchases by us during the three months ended March 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2009	400,000	$4.00	400,000	1,837,000
February 1 to February 28, 2009	300,000	$4.00	300,000	1,537,000
March 1 to March 31, 2009	−	−	−	1,537,000
Total	700,000		700,000

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

(2)
Through March 31, 2009, we have repurchased an aggregate of 963,000 shares at a total cost of approximately $5.6 million pursuant to our stock repurchase program, at an average cost, including commission, of $5.79 per share.

(Back to Index)

(Back to Index)

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

4.7	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated September 29, 2006. (4)
10.1	Letter Agreement with respect to master Repurchase Agreement between Natixis Real Estate Capital, Inc. and RCC Real Estate SPE 3, LLC, dated as of March 13, 2009. (5)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 23, 2007.

(3)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(4)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2009.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: May 8, 2009	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: May 8, 2009	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer