Form 10-Q
period 2009-06-30
Resource Capital Corp.
filed 2009-08-10
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
(212) 506-3870
(Registrant's telephone number, including area code)

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

The number of outstanding shares of the registrant’s common stock on August 5, 2009 was 24,944,589 shares.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,553	$14,583
Restricted cash	58,728	60,394
Investment securities available-for-sale, pledged as collateral, at fair value	13,940	22,466
Investment securities available-for-sale, at fair value	4,236	6,794
Loans, pledged as collateral and net of allowances of $59.1 million and $43.9 million	1,663,306	1,712,779
Loans held for sale	2,401	−
Direct financing leases and notes, pledged as collateral, net of allowance of $600,000 and $450,000 and net of unearned income	2,833	104,015
Investments in unconsolidated entities	1,548	1,548
Interest receivable	6,331	8,440
Principal paydown receivables	59	950
Other assets	10,623	4,062
Total assets	$1,774,558	$1,936,031
LIABILITIES
Borrowings	$1,584,664	$1,699,763
Distribution payable	7,532	9,942
Accrued interest expense	2,325	4,712
Derivatives, at fair value	11,830	31,589
Accounts payable and other liabilities	2,305	3,720
Total liabilities	1,608,656	1,749,726
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 24,911,944 and 25,344,867 shares issued and outstanding (including 466,446 and 452,310 unvested restricted shares)	26	26
Additional paid-in capital	353,831	356,103
Accumulated other comprehensive loss	(66,446)	(80,707)
Distributions in excess of earnings	(121,509)	(89,117)
Total stockholders’ equity	165,902	186,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,774,558	$1,936,031

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES
Net interest income:
Loans	$21,969	$28,686	$45,129	$61,125
Securities	883	1,158	1,765	2,339
Leases	2,093	1,961	4,326	3,951
Interest income − other	329	453	676	1,826
Total interest income	25,274	32,258	51,896	69,241
Interest expense	12,748	18,924	26,625	42,072
Net interest income	12,526	13,334	25,271	27,169

OPERATING EXPENSES
Management fees − related party	925	1,171	1,926	2,909
Equity compensation − related party	265	541	353	622
Professional services	1,089	664	2,053	1,456
Insurance expenses	217	170	389	298
General and administrative	441	343	846	698
Income tax expense	44	138	(1)	167
Total expenses	2,981	3,027	5,566	6,150

NET OPERATING INCOME	9,545	10,307	19,705	21,019

OTHER (EXPENSE) REVENUE
Net realized and unrealized losses (gains) on investments	(1,608)	102	(15,953)	(1,893)
Other income	20	26	42	59
Provision for loan and lease losses	(19,984)	(15,692)	(27,973)	(16,829)
Gain on the extinguishment of debt	6,900	−	6,900	1,750
Total other expenses	(14,672)	(15,564)	(36,984)	(16,913)

NET (LOSS) INCOME	$(5,127)	$(5,257)	$(17,279)	$4,106

NET (LOSS) INCOME PER SHARE –BASIC	$(0.21)	$(0.21)	$(0.71)	$0.17

NET (LOSS) INCOME PER SHARE –DILUTED	$(0.21)	$(0.21)	$(0.71)	$0.16

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	24,369,581	24,721,063	24,427,452	24,665,840

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	24,369,581	24,721,063	24,427,452	24,922,340

DIVIDENDS DECLARED PER SHARE	$0.30	$0.41	$0.60	$0.82

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2009
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Total Stockholders’ Equity	Comprehensive Loss
Balance, January 1, 2009	25,344,867	$26	$356,103	$(80,707)	$	−	$(89,117)	$186,305
Net proceeds from dividend reinvestment and stock purchase plan	23,541	−	76	−		−	−	76
Repurchase and retirement of treasury shares	(700,000)	−	(2,800)	−		−	−	(2,800)
Stock based compensation	251,727	−	99	−		−	−	99
Amortization of stock based compensation	−	−	353	−		−	−	353
Forfeiture of unvested stock	(8,191)	−	−	−		−	−	−
Net loss	−	−	−	−		(17,279)	−	(17,279)	(17,279)
Available-for-sale, fair value adjustment, net	−	−	−	(5,639)		−	−	(5,639)	(5,639)
Designated derivatives, fair value adjustment	−	−	−	19,900		−	−	19,900	19,900
Distributions on common stock	−	−	−	−		17,279	(32,392)	(15,113)
Comprehensive loss	−	−	−	−		−	−	−	$(3,018)
Balance, June 30, 2009	24,911,944	$26	$353,831	$(66,446)	$	−	$(121,509)	$165,902

The accompanying notes are an integral part of these financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(17,279)	$4,106
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	27,973	16,828
Depreciation and amortization	1,023	396
Amortization/accretion of net discount on investments	(2,436)	(483)
Amortization of discount on notes	101	84
Amortization of debt issuance costs	1,767	1,576
Amortization of stock-based compensation	353	622
Amortization of terminated derivative instruments	238	56
Non-cash incentive compensation to the Manager	(1)	141
Unrealized losses on non-designated derivative instruments	37	−
Net realized and unrealized losses on investments	15,953	1,893
Gain on the extinguishment of debt	(6,900)	(1,750)
Changes in operating assets and liabilities	573	9,819
Net cash provided by operating activities	21,402	33,288
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	−	73,255
Principal payments on securities available-for-sale	−	2,269
Proceeds from sale of securities available-for-sale	−	8,000
Distribution from unconsolidated entities	−	257
Purchase of loans	(92,098)	(131,498)
Principal payments received on loans	51,520	63,473
Proceeds from sales of loans	52,261	19,836
Purchase of direct financing leases and notes	−	(14,291)
Proceeds from payments received on direct financing leases and notes	8,639	15,907
Proceeds from sale of direct financing leases and notes	2,125	1,174
Net cash provided by investing activities	22,447	38,382
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	174	−
Repurchase of common stock	(2,800)	−
Proceeds from borrowings:
Repurchase agreements	18	239
Collateralized debt obligations	−	18,040
Secured term facility	−	4,083
Payments on borrowings:
Repurchase agreements	(13,754)	(47,586)
Secured term facility	(13,395)	(9,993)
Repurchase of issued bonds	(600)	(3,250)
Settlement of derivative instruments	−	(4,178)
Distributions paid on common stock	(17,522)	(20,799)
Net cash used in financing activities	(47,879)	(63,444)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2009		2008
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(4,030)		8,226
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		14,583		6,029
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$10,553		$14,255
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$7,532		$10,440
Issuance of restricted stock		$242		$1,335
Promissory note from sale of direct financing leases and notes		$7,545	$	−
Transfer of direct financing leases and notes		$89,763	$	−
Transfer of secured term facility		$82,319	$	−
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$25,029		$44,984
Income taxes paid in cash	$	−		$489
The accompanying notes are an integral part of these financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the six months ended June 30, 2009 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2009.

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

ii.	quotes on similar-vintage, higher rate, more actively traded commercial mortgage-backed securities (“CMBS”) adjusted for the lower subordination level of the Company’s securities; and

iii.	dealer quotes on the Company’s securities for which there is not an active market.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment Securities Available-for-Sale – (Continued)

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity.

The Company evaluates its investments for other-than-temporary impairment in accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 115-1 and SFAS 124-1, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments,” FSP SFAS 115-2 and SFAS 124-2, “The Recognition and Presentation of Other than-Temporary Impairments, and FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”) and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”) which require an investor to determine when an investment is considered impaired (i.e., when its fair value has declined below its amortized cost basis), evaluate whether that impairment is other than temporary (i.e., the amortoized cost basis of the investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, to recognize an impairment loss equal to the difference between the investment’s amortized cost basis and its fair value.

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

The balance of impaired loans and leases was $158.2 million and $23.9 million at June 30, 2009 and December 31, 2008, respectively.  The total balance of impaired loans and leases with a valuation allowance was $140.2 million at June 30, 2009.  The total balance of impaired loans without a specific valuation allowance $18.0 million at June 30, 2009.  All loans and leases deemed impaired at December 31, 2008 have an associated valuation allowance.  The specific valuation allowance related to these impaired loans and leases was $44.1 million and $19.6 million at June 30, 2009 and December 31, 2008, respectively.  The average balance of impaired loans and leases was $112.9 million and $24.9 million during the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.  The Company recognized income on impaired loans and leases during 2009 and 2008 only to the extent that cash was collected.  During the six months ended June 30, 2009 and the year ended December 31, 2008, the Company did not recognize any income on impaired loans and leases.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Allowance for Loan and Lease Losses – (Continued)

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 will become the single source of authoritative GAAP, other than guidance put forth by the Securities and Exchange Commission (“SEC”).  All other accounting literature not included in the codification will be considered non-authoritative.  The provisions of SFAS 168 will be effective for the Company for interim and annual periods beginning after September 15, 2009.  The Company does not expect adoption to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (“FIN 46(R)”) and changes the consolidation guidance applicable to a VIE.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  This standard also requires continuous reassessment of whether an enterprise is the primary beneficiary of a VIE.  SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE.  SFAS 167 will be effective for interim and annual periods ending after November 15, 2009.  The Company is evaluating the potential impact of adopting this statement.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” (“SFAS 166”).  The provisions of SFAS 166 eliminate the concept of a “qualifying special-purpose entity,” change the requirements for derecognizing financial assets and require greater transparency of related disclosures.  SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company does not expect adoption will have a material on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the issuance of the financial statements.  The Company adopted the provisions of this statements in the second quarter of 2009.  The required disclosures upon adoption of this statement can be found in Note 14.

On April 9, 2009, the FASB issued three final Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB SFAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have decreased significantly.  FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  Provisions for this guidance are effective for interim periods ending after June 15, 2009, with early adoption permitted in the first quarter of 2009.  Although adoption did not have a significant impact on the Company’s financial statements, additional disclosures were added in Note 12 to the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Accounting Pronouncements – (Continued)

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”).  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008 and is applicable to the Company in the first quarter of fiscal 2009.  Although the adoption did not have a significant impact on the Company’s financial statements, additional disclosures were added in Note 13 to the consolidated financial statements.

In February 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”) which provides guidance on accounting for a transfer of a financial asset and repurchase financing.  FSP FAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchased agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered “linked” transactions and may be considered derivatives under SFAS 133.  FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company does not expect that FSP FAS 140-3 will have a material effect on the Company’s financial statements.  Adoption did not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  Adoption did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain immaterial reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 presentation.

NOTE 3 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following tables summarize the Company's mortgage-backed securities (“MBS”) and other asset-backed securities (“ABS”), including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains		Unrealized Losses	Fair Value (1)
June 30, 2009:
Commercial MBS private placement	$70,678	$	−	$(52,502)	$18,176
Total	$70,678	$	−	$(52,502)	$18,176

December 31, 2008:
Commercial MBS private placement	$70,458	$	−	$(41,243)	$29,215
Other ABS	5,665		−	(5,620)	45
Total	$76,123	$	−	$(46,863)	$29,260

(1)	As of June 30, 2009 and December 31, 2008, $13.9 million and $22.5 million were pledged as collateral security under related financings, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 3 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The following tables summarize the estimated maturities of the Company’s MBS and other ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
June 30, 2009:
Less than one year	$9,672	$27,064	1.75%
Greater than one year and less than five years	1,424	5,000	2.01%
Greater than five years	7,080	38,614	5.80%
Total	$18,176	$70,678	3.98%

December 31, 2008:
Less than one year	$5,088	$10,465	3.17%
Greater than one year and less than five years	9,954	21,596	3.75%
Greater than five years	14,218	44,062	5.05%
Total	$29,260	$76,123	4.36%

The contractual maturities of the securities available-for-sale range from July 2017 to March 2051.

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual securities that have been in a continuous unrealized loss position during the indicated periods (in thousands):

	Less than 12 Months				More than 12 Months		Total
	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2009:
Commercial MBS private placement	$	−	$	−	$18,176	$(52,502)	$18,176	$(52,502)
Total temporarily impaired securities	$	−	$	−	$18,176	$(52,502)	$18,176	$(52,502)

December 31, 2008:
Commercial MBS private placement	$	−	$	−	$29,215	$(41,243)	$29,215	$(41,243)
Other ABS		−		−	45	(5,620)	45	(5,620)
Total temporarily impaired securities	$	−	$	−	$29,260	$(46,863)	$29,260	$(46,863)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 3 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios monthly and the determination of other-than-temporary impairment is made at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

•	the length of time the market value has been less than amortized cost;

•	the severity of the impairment;

•	the expected loss of the security as generated by third party software;

•	credit ratings from the rating agencies;

•	underlying credit fundamentals of the collateral backing the securities; and

•	the Company's intent to sell as well as the likelihood that the Company will be required to sell the security before the recovery of the amoritzed cost basis.

      At June 30, 2009 and December 31, 2008, the Company held $18.2 million and $29.2 million, respectively, net of unrealized losses of $52.5 million and $41.2 million, respectively, of CMBS at fair value which is based on taking a weighted average of the following three measures:

i.	an income approach utilizing an appropriate current risk-adjusted yield, time value and projected estimated losses from default assumptions based on historical analysis of underlying loan performance;

ii.	quotes on similar-vintage, higher rated, more actively traded CMBS adjusted for the lower subordination level of our securities; and

iii.	dealer quotes on the Company’s securities for which there is not an active market.

       While the Company’s CMBS investments have continued to decline in fair value, the decline continues to be temporary.  The Company performs an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  All securities but one are current with respect to interest and principal payments.  The one security that was not current at June 30, 2009 became current in July 2009.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-temporary impairment and when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.

During the three months ended March 31, 2009, a collateral position that supported the other-ABS investment weakened to the point that default of that position became probable.  The assumed default of this collateral position in the Company’s cash flow model yielded a value of less than full recovery of the Company’s cost basis and, as a result, the Company recognized a $5.6 million other-than-temporary impairment on its other-ABS investment.  During the three months ended June 30, 2009, an additional $45,000 of other-than-temporary impairment was recognized on this investment bringing the fair value to $0.  As a result of the impairment charges, the cost of this security was written down to fair value through the statement of operations.

The Company does not believe that any other of its securities classified as available-for-sale were other-than-temporarily impaired as of June 30, 2009.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 4 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium	Carrying Value (1)
June 30, 2009:
Bank loans, including $2.4 million in loans held for sale	$947,934	$(20,546)	$927,388
Commercial real estate loans:
Whole loans	505,918	(781)	505,137
B notes	81,711	46	81,757
Mezzanine loans	214,991	(4,494)	210,497
Total commercial real estate loans	802,620	(5,229)	797,391
Subtotal loans before allowances	1,750,554	(25,775)	1,724,779
Allowance for loan loss	(59,072)	−	(59,072)
Total	$1,691,482	$(25,775)	$1,665,707

December 31, 2008:
Bank loans, including $9.0 million in loans held for sale .	$945,966	$(8,459)	$937,507
Commercial real estate loans:
Whole loans	521,015	(1,678)	519,337
B notes	89,005	64	89,069
Mezzanine loans	215,255	(4,522)	210,733
Total commercial real estate loans	825,275	(6,136)	819,139
Subtotal loans before allowances	1,771,241	(14,595)	1,756,646
Allowance for loan loss	(43,867)	−	(43,867)
Total	$1,727,374	$(14,595)	$1,712,779

(1)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2009 and December 31, 2008.

At June 30, 2009, the Company’s bank loan portfolio consisted of $892.5 million (net of allowance of $34.9 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 0.25% and LIBOR plus 10.50% with maturity dates ranging from May 2010 to August 2022.

At December 31, 2008, the Company’s bank loan portfolio consisted of $908.7 million (net of allowance of $28.8 million) of floating rate loans, which bear interest ranging between LIBOR plus 0.97% and LIBOR plus 10.0% with maturity dates ranging from March 2009 to August 2022.

The following table shows the changes in the allowance for all loan losses (in thousands):

Allowance for loan loss at January 1, 2008	$5,918
Provision for loan loss	45,259
Loans charged-off	(7,310)
Recoveries	−
Allowance for loan loss at December 31, 2008	43,867
Provision for loan loss	27,190
Loans charged-off	(11,985)
Recoveries	−
Allowance for loan loss at June 30, 2009	$59,072

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 4 – LOANS HELD FOR INVESTMENT – (Continued)

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Range of Maturity Dates
June 30, 2009:
Whole loans, floating rate (1)	29	$426,292	LIBOR plus 1.50% to LIBOR plus 4.40%	July 2009 to July 2012
Whole loans, fixed rate (1)	6	78,846	6.98% to 10.00%	February 2010 to August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	October 2009 to July 2010
B notes, fixed rate	3	55,256	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	129,184	LIBOR plus 2.15% to LIBOR plus 3.45%	August 2009 to May 2010
Mezzanine loans, fixed rate	7	81,313	5.78% to 11.00%	November 2009 to September 2016
Total (2)	58	$797,391

December 31, 2008:
Whole loans, floating rate (1)	29	$431,985	LIBOR plus 1.50% to LIBOR plus 4.40%	April 2009 to August 2011
Whole loans, fixed rates (1)	7	87,352	6.98% to 10.00%	May 2009 to August 2012
B notes, floating rate	4	33,535	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2009 to October 2009
B notes, fixed rate	3	55,534	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	129,459	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2009 to February 2010
Mezzanine loans, fixed rate	7	81,274	5.78% to 11.00%	November 2009 to September 2016
Total (2)	60	$819,139

(1)
Whole loans had $11.0 million and $26.6 million in unfunded loan commitments as of June 30, 2009 and December 31, 2008, respectively, that are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $24.2 million and $15.1 million recorded as of June 30, 2009 and December 31, 2008, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 4 – LOANS HELD FOR INVESTMENT− (Continued)

As of June 30, 2009, the Company had recorded an allowance for loan losses of $59.1 million consisting of a $34.9 million allowance on the Company’s bank loan portfolio and a $24.2 million allowance on the Company’s commercial real estate portfolio as a result of the Company classifying eleven bank loans and three commercial real estate loans impaired.

As of December 31, 2008, the Company had recorded an allowance for loan losses of $43.9 million consisting of a $28.8 million allowance on the Company’s bank loan portfolio and a $15.1 million allowance on the Company’s commercial real estate portfolio as a result of the Company classifying ten bank loans and one commercial real estate loan impaired.  The Company also established a general reserve on each of these portfolios.

NOTE 5 –DIRECT FINANCING LEASES AND NOTES

On June 30, 2009, the Company sold a membership interest in a subsidiary that primarily held a pool of leases valued at $89.8 million and transferred the $82.3 million balance of the related secured term facility to Resource America.  No gain or loss was recognized on the sale.  The Company received a note of $7.5 million from Resource America for the equity in the portfolio on June 30, 2009.  The promissory note from the subsidiary bears interest at LIBOR plus 3% and matures on September 30, 2009.  On July 1, 2009, $4.5 million of the promissory note was repaid.  The outstanding principal balance of the note of $3.0 million was paid in full on August 3, 2009.  The balance of direct financing leases and notes was $104.0 million as of December 31, 2008.

At June 30, 2009, the Company had one lease that was sufficiently delinquent with respect to scheduled payments of interest to require a provision for lease loss.  As a result, the Company recorded an allowance for lease losses of $184,000.  The Company also recorded a general reserve of $60,000 during the three months ended June 30, 2009 to bring the total general reserve to $600,000 at June 30, 2009.  At December 31, 2008, the Company had seven leases that were sufficiently delinquent with respect to scheduled payments of interest to require a provision for lease losses.  As a result, the Company recorded an allowance for lease losses of $451,000.  The Company also recorded a general reserve of $300,000 during the three months ended December 31, 2008 to bring the general reserve to $450,000 at December 31, 2008.

The following table shows the changes in the allowance for lease loss (in thousands):

Allowance for lease loss at January 1, 2008	$	−
Provision for lease loss		901
Leases charged-off		(451)
Recoveries		−
Allowance for lease loss at December 31, 2008		450
Provision for lease loss		784
Leases charged off		(634)
Recoveries		−
Allowance for lease loss at June 30, 2009		$600

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 6 – BORROWINGS

The Company has financed the acquisition of its investments, including securities available-for-sale, loans and equipment leases and notes, primarily through the use of secured and unsecured borrowings in the form of CDOs, repurchase agreements, a secured term facility, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.  Certain information with respect to the Company’s borrowings at June 30, 2009 and December 31, 2008 is summarized in the following table (dollars in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
June 30, 2009:
Repurchase Agreements (1)	$3,359	3.32%	18.1 days	$26,688
RREF CDO 2006-1 Senior Notes (2)	254,191	1.21%	37.1 years	296,337
RREF CDO 2007-1 Senior Notes (3)	378,381	0.95%	37.3 years	435,860
Apidos CDO I Senior Notes (4)	318,783	1.65%	8.1 years	273,145
Apidos CDO III Senior Notes (5)	259,899	1.37%	11.0 years	219,543
Apidos Cinco CDO Senior Notes (6)	318,503	1.41%	10.9 years	269,855
Unsecured Junior Subordinated Debentures (7)	51,548	5.09%	27.2 years	−
Total	$1,584,664	1.43%	21.4 years	$1,521,428

December 31, 2008:
Repurchase Agreements (1)	$17,112	3.50%	18.0 days	$39,703
RREF CDO 2006-1 Senior Notes (2)	261,198	1.38%	37.6 years	322,269
RREF CDO 2007-1 Senior Notes (3)	377,851	1.15%	37.8 years	467,310
Apidos CDO I Senior Notes (4)	318,469	4.03%	8.6 years	206,799
Apidos CDO III Senior Notes (5)	259,648	2.55%	11.5 years	167,933
Apidos Cinco CDO Senior Notes (6)	318,223	2.64%	11.4 years	207,684
Secured Term Facility	95,714	4.14%	1.3 years	104,015
Unsecured Junior Subordinated Debentures (7)	51,548	6.42%	27.7 years	−
Total	$1,699,763	2.57%	20.6 years	$1,515,713

(1)
At June 30, 2009, collateral consisted of a RREF CDO 2007-1 Class H bond that was retained at closing with a carrying value of $3.9 million and loans with a fair value of $22.8 million.  At December 31, 2008, collateral consisted of the RREF CDO 2007-1 Class H bond with a carrying value of $3.9 million and loans with a fair value of $35.8 million.

(2)
Amount represents principal outstanding of $258.0 million less unamortized issuance costs of $3.8 million as of June 30, 2009.  Amount represents principal outstanding of $265.5 million less unamortized issuance costs of $4.3 million as of December 31, 2008.  This CDO transaction closed in August 2006.

(3)
Amount represents principal outstanding of $383.9 million less unamortized issuance costs of $5.5 million as of June 30, 2009 and principal outstanding of $383.8 million less unamortized issuance costs of $5.9 million as of December 31, 2008.  This CDO transaction closed in June 2007.

(4)
Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $2.7 million as of June 30, 2009 and $3.0 million as of December 31, 2008.  This CDO transaction closed in August 2005.

(5)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $2.6 million as of June 30, 2009 and $2.9 million as of December 31, 2008.  This CDO transaction closed in May 2006.

(6)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $3.5 million as of June 30, 2009 and $3.8 million as of December 31, 2008.  This CDO transaction closed in May 2007.

(7)	Amount represents junior subordinated debentures issued to Resource Capital Trust I and RCC Trust II in May 2006 and September 2006, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 6 – BORROWINGS − (Continued)

During the three months ended June 30, 2009, we acquired a $7.5 million senior note, issued at par, by RREF 2006-1 for 8% or $600,000 resulting in a gain on extinguishment of debt of $6.9 million.

The Company had repurchase agreements with the following counterparties at the dates indicated (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
June 30, 2009:
Natixis Real Estate Capital Inc.	$19,580	18	3.32%
Credit Suisse Securities (USA) LLC	$3,837	27	3.50%

December 31, 2008:
Natixis Real Estate Capital Inc.	$18,992	18	3.50%
Credit Suisse Securities (USA) LLC	$3,793	23	4.50%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Repurchase and Credit Facilities

Commercial Real Estate Loan – Term Repurchase Facility

In April 2007, the Company’s indirect wholly-owned subsidiary, RCC Real Estate SPE 3, LLC, entered into a master repurchase agreement with Natixis Real Estate Capital, Inc. to be used as a warehouse facility to finance the purchase of commercial real estate loans and commercial mortgage-backed securities.  The Company has guaranteed RCC Real Estate SPE 3, LLC’s performance of its obligations under the repurchase agreement.  At June 30, 2009, RCC Real Estate SPE 3 had borrowed $3.3 million.  At June 30, 2009, borrowings under the repurchase agreement were secured by commercial real estate loans with a fair value of $22.8 million and had a weighted average interest rate of one-month LIBOR plus 2.30%, which was 3.32% at June 30, 2009.  At December 31, 2008, RCC Real Estate SPE 3 had borrowed $17.0 million, all of which the Company had guaranteed.  At December 31, 2008, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $35.8 million and had a weighted average interest rate of one-month LIBOR plus 2.30%, which was 3.50% at December 31, 2008.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 6 – BORROWINGS − (Continued)

Repurchase and Credit Facilities − (Continued)

Through a series of amendments entered into in 2008 and 2009 between RCC Real Estate SPE 3 and Natixis, the term repurchase facility and the related Guaranty have been amended as follows:

•	The amount of the facility was reduced from $150,000,000 to $100,000,000.

•	The amount of the facility will further be reduced to the amount outstanding on October 18, 2009.

•
Beginning on November 25, 2008, any further repurchase agreement transactions may be made in Natixis’ sole discretion.  In addition, premiums over new repurchase prices are required for early repurchase by RCC Real Estate SPE 3 of the Existing Assets that represent collateral under the facility; however, the premiums will reduce the repurchase price of the remaining Existing Assets.

•	RCC Real Estate SPE 3’s obligation to pay non-usage fees was terminated.

•	The weighted average undrawn balance (as defined in the agreement) threshold exempting payment of the non-usage fee was reduced from $75,000,000 to $56,250,000.

•	The minimum net worth covenant amount was reduced from $250,000,000 to $125,000,000.

•
RCC Real Estate SPE 3 is required to repay $1.3 million of the amount outstanding under the facility in September 2009, $1.0 million in December 2009, and the remaining outstanding balance and all other amounts due on March 31, 2010.

Commercial Real Estate Loans – Non-term Repurchase Facilities

In March 2005, the Company entered into a master repurchase agreement with Credit Suisse Securities (USA) LLC to finance the purchase of agency residential MBS (“RMBS”) securities.  In December 2006, the Company began using this facility to finance the purchase of CMBS-private placement and other securities.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At June 30, 2009, the Company had borrowed $54,000 with a weighted average interest rate of 3.50%.  At June 30, 2009, borrowings under the repurchase agreement were secured by a RREF CDO 2007-1 Class H bond that was retained at closing with a carrying value of $3.9 million.  At December 31, 2008, the Company had borrowed $90,000 with a weighted average interest rate of 4.50%.  At December 31, 2008, borrowings under the repurchase agreement were secured by a RREF CDO 2007-1 Class H bond that was retained at closing with a carrying value of $3.9 million.

NOTE 7 – SHARE REPURCHASE

Under a share repurchase plan authorized by the board of directors on July 26, 2007, the Company is authorized to buy back up to 2.5 million of its outstanding common shares.  In January and February of 2009, the Company bought back 400,000 and 300,000 shares, respectively at a weighted average price of $4.00 per share.  Including these 2009 transactions, the Company has repurchased 963,000 shares under this program.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)
NOTE 8 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2009	17,261	435,049	452,310
Issued	52,632	172,998	225,630
Vested	(17,261)	(186,042)	(203,303)
Forfeited	−	(8,191)	(8,191)
Unvested shares as of June 30, 2009	52,632	413,814	466,446

Pursuant to SFAS 123(R) and EITF 96-18, the Company is required to value any unvested shares of restricted common stock granted to the Manager and non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the three and six months ended June 30, 2009 and year ended December 31, 2008, including shares issued to the five non-employee directors, was $624,000 and $1.5 million, respectively.

On January 26, 2009, the Company issued 40,452 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest in full on January 26, 2010.

On February 1, 2009 and March, 9 2009, the Company granted 6,716 and 45,916 shares of restricted stock, respectively, to the Company’s non-employee directors as part of their annual compensation.  These shares will vest in full on the first anniversary of the date of grant.

On February 2, 2009, the Company granted 60,000 shares of restricted stock under its 2007 Omnibus Equity Compensation Plan. These restricted shares vested 25% on issuance and 12.5% on March 31, 2009 and June 30, 2009.  The balance will vest quarterly thereafter through June 30, 2010.

On February 20, 2009, the Company granted 35,046 shares of restricted stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest in full on February 20, 2010.

The following table summarizes stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2009	624,166	$14.99
Granted	−	−
Exercised	−	−
Forfeited	(14,500)	15.00
Outstanding as of June 30, 2009	609,666	$14.99	6	$88
Exercisable at June 30, 2009	412,999	$14.99	6	$60

The stock options have a remaining contractual term of six years.  Upon exercise of options, new shares are issued.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 8 – SHARE-BASED COMPENSATION – (Continued)

The following table summarizes the status of the Company’s unvested stock options as of June 30, 2009:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	43,333	$14.88
Granted	−	−
Vested	(21,667)	$14.88
Forfeited	−	−
Unvested at June 30, 2009	21,666	$14.74

The weighted average period the Company expects to recognize the remaining expense on the unvested stock options is approximately one year.

The following table summarizes the status of the Company’s vested stock options as of June 30, 2009:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2009	580,833	$15.00
Vested	21,667	$14.88
Exercised	−	−
Forfeited	(14,500)	$15.00
Vested as of June 30, 2009	588,000	$14.99	6	$ 85

The stock option transactions are valued using the Black-Scholes model using the following assumptions:

	As of June 30,	As of December 31,
	2009	2008
Expected life	8 years	8 years
Discount rate	3.68%	2.94%
Volatility	168.52%	127.20%
Dividend yield	37.5%	33.94%

The fair value of each common stock transaction for the period ended June 30, 2009 and the year ended December 31, 2008, respectively, was $0.144 and $0.149.  For the three and six months ended June 30, 2009 and 2008, the components of equity compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Options granted to Manager and non-employees	$2	$4	$1	$(54)
Restricted shares granted to Manager and non-employees	235	509	296	626
Restricted shares granted to non-employee directors	28	28	56	50
Total equity compensation expense	$265	$541	$353	$622

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 8 – SHARE-BASED COMPENSATION – (Continued)

During the three and six months ended June 30, 2009, the Manager received 26,097 shares as incentive compensation valued at $98,000 pursuant to the Management Agreement.  During the three and six months ended June 30, 2008, the Manager received 17,839 shares as compensation, valued at $141,000, pursuant to the Management Agreement.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of June 30, 2009.  All awards are discretionary in nature and subject to approval by the compensation committee.

NOTE 9 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic:
Net (loss) income	$(5,127)	$(5,257)	$(17,279)	$4,106
Weighted average number of shares outstanding	24,369,581	24,721,063	24,427,452	24,665,840
Basic net (loss) income per share	$(0.21)	$(0.21)	$(0.71)	$0.17

Diluted:
Net (loss) income	$(5,127)	$(5,257)	$(17,279)	$4,106
Weighted average number of shares outstanding	24,369,581	24,721,063	24,427,452	24,665,840
Additional shares due to assumed conversion of dilutive instruments	−	−	−	256,500
Adjusted weighted-average number of common shares outstanding	24,369,581	24,721,063	24,427,452	24,922,340
Diluted net (loss) income per share	$(0.21)	$(0.21)	$(0.71)	$0.16

Potentially dilutive shares relating to 282,566 and 262,515 shares of restricted stock are not included in the calculation of diluted net (loss) per share for the three and six months ended June 30, 2009, respectively, because the effect was anti-dilutive.  Potentially dilutive shares relating to 242,200 shares of restricted stock are not included in the calculation of diluted net (loss) per share for the three months ended June 30, 2008 because the effect was anti-dilutive.

NOTE 10 – RELATED PARTY TRANSACTIONS

Relationship with Resource Real Estate

Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At June 30, 2009 and December 31, 2008, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio of $24,000 and $24,000, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with LEAF

LEAF, a majority-owned subsidiary of Resource America, originates and manages equipment leases and notes on the Company’s behalf.  The Company purchases its equipment leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs.  The Company did not acquire any equipment lease and note investments during the three and six months ended June 30, 2009.  For the three and six months ended June 30, 2008, the Company had acquired $8.1 million and $14.3 million, respectively, of equipment lease and note investments from LEAF, including $80,000 and $141,000, respectively, of origination cost reimbursements.  In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes.  At June 30, 2009 and December 31, 2008, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of $159,000 and $172,000, respectively.  LEAF’s servicing fees for the three and six months ended June 30, 2009 were $239,000 and $492,000, respectively, as compared to $224,000 and $460,000 for the three and six months ended June 30, 2008, respectively.

On June 30, 2009, the Company sold a membership interest in a subsidiary that primarily held a pool of leases valued at $89.8 million and transferred the $82.3 million balance of the related secured term facility to Resource America.  No gain or loss was recognized on the sale.  The Company received a note of $7.5 million from Resource America for the equity in the portfolio on June 30, 2009.  The promissory note from the subsidiary bears interest at LIBOR plus 3% and matures on September 30, 2009.  On July 1, 2009, $4.5 million of the promissory note was repaid.  The outstanding principal balance of the note of $3.0 million was paid in full on August 3, 2009.

During three and six months ended June 30, 2008, the Company sold two equipment notes back to LEAF at a price equal to their book value.  The total proceeds received on the sale of the outstanding notes receivable were $2.6 million.

Relationship with Resource America

At June 30, 2009, Resource America, owned 2,048,675 shares, or 8.2%, of the Company’s outstanding common stock.  In addition, Resource America holds 2,166 options to purchase restricted stock.

The Company is managed by the Manager pursuant to the Management Agreement that provides for both base and incentive management fees.  For the three and six months ended June 30, 2009, the Manager earned base management fees of approximately $926,000 and $1.9 million, respectively, but did not earn any incentive management fees.  For the three and six months ended June 30, 2008, the Manager earned base management fees of approximately $1.2 million and $2.3 million, respectively, and incentive management fees of $564,000 for the three and six months ended June 30, 2009 and 2008.  The Company may also reimburse the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  For the three and six months ended June 30, 2009, the Company reimbursed the Manager $138,000 and $284,000, respectively, for such expenses.  For the three and six months ended June 30, 2008, the Company reimbursed the Manager $82,000 and $183,000, respectively, for such expenses.

At June 30, 2009, the Company was indebted to the Manager for base management fees of $310,000 and for the reimbursement of expenses of $43,000.  At December 31, 2008, the Company was indebted to the Manager for base management fees of $725,000, incentive management fees of $397,000 and for reimbursement of expenses of $73,000.  These amounts are included in accounts payable and other liabilities.

Relationship with Law Firm

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood, P.C., a law firm.  For the three and six months ended June 30, 2009, the Company paid Ledgewood approximately $61,000 and $76,000, respectively, for legal services as compared to $36,000 and $104,000 for the three and six months ended June 30, 2008, respectively.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 11 – DISTRIBUTIONS

On March 23, 2009, the Company declared a quarterly distribution of $0.30 per share of common stock, $7.5 million in the aggregate, which was paid on April 28, 2009 to stockholders of record on March 31, 2009.

On June 12, 2009, the Company declared a quarterly distribution of $0.30 per share of common stock, $7.5 million in the aggregate, which was paid on July 28, 2009 to stockholders of record as of June 19, 2009.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS 157.  The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements as the Company has historically carried is investment securities available-for-sale and derivatives at fair value.  SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

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

Investment securities available-for-sale are valued by taking a weighted average of the following three measures:

i.	using an income approach and utilizing an appropriate current risk-adjusted, time value and projected estimated losses from default assumptions based upon underlying loan performance;

ii.	quotes on similar-vintage, higher rate, more actively traded CMBS securities adjusted for the lower subordinated level of the Company’s securities; and

iii.	dealer quotes on the Company’s securities for which there is not an active market.

Derivatives (interest rate swap contracts), both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Assets and liabilities measured on a recurring basis
	Level 1		Level 2		Level 3		Total
Assets:
Securities available-for-sale	$	−	$	−		$18,176	$18,176
Total assets at fair value	$	−	$	−		$18,176	$18,176

Liabilities:
Derivatives (net)	$	−		$11,830	$	−	$11,830
Total liabilities at fair value	$	−		$11,830	$	−	$11,830

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

Level 3
Beginning balance, January 1, 2009	$29,260
Total gains or losses (realized/unrealized):
Included in earnings	(5,445)
Purchases, sales, issuances, and settlements (net)	−
Included in other comprehensive income	(5,639)
Ending balance, June 30, 2009	$18,176

The Company had $45,000 and $5.7 million of losses included in earnings due to the other-than-temporary impairment charge of one asset during the three and six months ended June 30, 2009, respectively.  The loss is included in the consolidated statement of operations as net realized and unrealized losses on investments.

Loans held for sale consist of bank loans identified for sale due to credit issues.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of loans held for sale and impaired loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies loans held for sale as recurring Level 2.  The amount of the adjustment for fair value for the six months ended June 30, 2009 was $10.9 million and is included in the consolidated statement of operations as net realized and unrealized losses on investments.  For loans where there is no market, the loans are measured third-party using cash flows and other valuation techniques and these loans are classified as nonrecurring Level 3.  For the six months ended June 30, 2009, there were $15.8 million of nonrecurring fair value losses which are included in the consolidated statement of operations as provision for loan and lease loss.

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Assets and liabilities measured on a nonrecurring basis
	Level 1		Level 2	Level 3		Total
Assets:
Loans held for sale	$	−	$2,401	$	−	$2,401
Impaired loans		−	8,196		103,404	111,600
Total assets at fair value	$	−	$10,597		$103,404	$114,001

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, interest receivable, principal receivable, repurchase agreements, warehouse lending facilities and accrued interest expense approximates their carrying value on the consolidated balance sheet. The fair value of the Company’s investment securities available-for-sale is reported in Note 3. The fair value of the Company’s derivative instruments is reported in Note 13.

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated statement of financial position are reported below.

	Fair Value of Financial Instruments
	(in thousands)
	June 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Loans held-for-investment	$1,665,706	$1,523,993	$1,712,779	$1,037,927
CDOs	$1,529,757	$728,887	$1,535,389	$690,926
Junior subordinated notes	$51,548	$12,887	$51,548	$10,310

NOTE 13 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

At June 30, 2009, the Company had 13 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.14% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $228.3 million at June 30, 2009.  In addition, the Company also has one interest rate cap agreement with a notional amount of $14.8 million outstanding whereby it reduced its exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through the consolidated statement of operations.

At December 31, 2008, the Company had 31 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.07% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $325.0 million at December 31, 2008.

               The estimated fair value of the Company’s interest rate swaps was ($11.9) million and ($31.6) million as of June 30, 2009 and December 31, 2008, respectively.  The Company had aggregate unrealized losses of $13.9 million and $33.8 million on the interest rate swap agreements as of June 30, 2009 and December 31, 2008, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the maturity of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the maturity of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the maturity of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the maturity of the terminated swap and the amortization is reflected in interest expense in the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(Unaudited)

NOTE 13 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS – (Continued)

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2009 and on the consolidated statement of operations for the six months ended June 30, 2009:

Fair Value of Derivative Instruments as of June 30, 2009 (in thousands)
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap agreement	$14,841	Derivatives, at fair value	$103

Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	$228,290	Derivatives, at fair value	$(11,933)
		Accumulated other comprehensive loss	$11,933

The Effect of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2009 (in thousands)
	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap agreement	$14,841	Interest expense	$(37)

(1)	Negative values indicate a decrease to the associated balance sheet or consolidated statement of operations line items.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on MBS in the Company’s investment portfolio.  The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount.  At June 30, 2009, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $3.6 million.  At December 31, 2008, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $3.7 million.

NOTE 14 – SUBSEQUENT EVENT

The Company has evaluated subsequent events through the filing of this Form 10-Q on August 7, 2009, and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the unaudited consolidated financial statements except for the following transaction:

•	The Company repurchased 700,000 common shares at a weighted average price of $3.20 per share on July 20, 2009.

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

We are externally managed by Resource Capital Manager, Inc., which we refer to as the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for its own account and for outside investors in the commercial finance, real estate, and financial fund management sectors.  As of June 30, 2009, Resource America managed approximately $14.3 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

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

Ongoing problems in real estate and credit markets continue to impact our operations, particularly our ability to generate capital and financing to execute our investment strategies.  These problems have also affected a number of our commercial real estate borrowers and, with respect to 14 of our commercial real estate loans, caused us to enter into loan modifications.  We have increased our provision for loan and lease losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of the CMBS and other ABS in our investment portfolio.  While we believe we have appropriately valued the assets in our investment portfolio at June 30, 2009, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely effected by market conditions.

The events occurring in the credit markets have impacted our financing and investing strategies and, as a result, our ability to originate new investments and to grow.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio has largely disappeared.  Since our sponsorship in June 2007 of Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, we have not sponsored any new securitizations and we do not expect to be able to sponsor new securitizations for the foreseeable future.  Short-term financing through warehouse lines of credit and repurchase agreements has become largely unavailable and reliable as increasing volatility in the valuation of assets similar to those we originate has increased the risk of margin calls.  To reduce our exposure to margin calls or facility terminations, we have paid down repurchase agreement borrowings, by $13.7 million during the six months ended June 30, 2009, that finance commercial real estate loans and other securities that we hold.  Because of recently rising interest rates, we have received proceeds from margin calls related to our interest rate derivatives of $2.3 million during the six months ended June 30, 2009.

(Back to Index)

(Back to Index)

Credit market conditions and the recessionary economy have also resulted in an increasing number of loan modifications, particularly in our commercial real estate loans.  Borrowers have experienced deterioration in the performance of the properties we have financed or delays in implementing their business plans.  In order to assist our borrowers in effectuating their business plans, including the leasing and repositioning of the underlying assets, we have been willing to enter into loan modifications that would adapt our financing to their particular situations.  The most common loan modifications have included term extensions and modest interest rate reductions through the lowering of London Interbank Offered Rate, or LIBOR, floors, offset by increased interest rate spreads over LIBOR.  In exchange for the loan modifications, we have received partial principal pay-downs, new equity investment commitments in the properties from the borrowers or their principals, additional fees and other structural improvements and enhancements to the loans.  In addition, in four of our loan modifications, we have reduced our future funding obligations by approximately $12.4 million in the aggregate to preserve our own liquidity.  Since the beginning of 2008 through June 30, 2009, we have modified 14 commercial real estate, or CRE, loans.  We expect that we may have more CRE loan modifications in the future.

Currently, we seek to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations.  The following is a summary of repayments we received during the six months ended June 30, 2009:

•	$7.0 million of commercial real estate loans paid off;

•	$16.7 million of commercial real estate loans principal repayments;

•	$27.6 million of bank loan principal repayments; and

•	$51.0 million of bank loan sale proceeds.

As of June 30, 2009, we had $3.4 million of outstanding repurchase agreements (including accrued interest) with pledged collateral of $3.9 million of CRE CDO notes and $22.8 million of CRE loans, which was reduced from $17.1 million of outstanding repurchase agreements with pledged collateral of $3.9 million CRE CDO notes and CRE loans of $35.8 million at December 31, 2008.

We expect to continue to generate net investment income from our current investment portfolio and generate dividends for our shareholders.

As of June 30, 2009, we had invested 72% of our portfolio in commercial real estate-related assets 27% in commercial bank loans and 1% in direct financing leases and notes.  As of December 31, 2008, we had invested 72% of our portfolio in commercial real estate-related assets 25% in commercial bank loans and 3% in direct financing leases and notes.

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

We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based the present value of estimated cash flows; on market price, if available; or on the fair value of the collateral less estimated disposition costs.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, we will record a charge-off or write-down of the loan against the allowance for credit losses.

The balance of impaired loans and leases was $158.2 million and $23.9 million at June 30, 2009 and December 31, 2008, respectively.  The total balance of impaired loans and leases with a valuation allowance was $140.2 million at June 30, 2009.  The total balance of impaired loans without a specific valuation allowance was $18.0 million at June 30, 2009.  All loans and leases deemed impaired at December 31, 2008 had an associated valuation allowance.  The specific valuation allowance related to these impaired loans and leases was $44.1 million and $19.6 million at June 30, 2009 and December 31, 2008, respectively.  The average balance of impaired loans and leases was $112.9 million and $24.9 million during the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.  We recognized income on impaired loans and leases during 2009 and 2008 only to the extent that cash was collected.  For the six months ended June 30, 2009 and the year ended December 31, 2008, we did not recognize any income on impaired loans and leases.

(Back to Index)

(Back to Index)

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

The following tables show the changes in the allowance for loan and lease losses (in thousands):

Allowance for loan loss at January 1, 2009	$43,867
Provision for loan loss	27,190
Loans charged-off	(11,985)
Recoveries	−
Allowance for loan loss at June 30, 2009	$59,072

Allowance for lease loss at January 1, 2009	$450
Provision for lease loss	784
Leases charged-off	(634)
Recoveries	−
Allowance for lease loss at June 30, 2009	$600

Classifications and Valuation of Investment Securities

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standard, or SFAS, 157, “Fair Value Measurements.”  The adoption of SFAS 157 did not have a material effect on our consolidated financial statements with respective to investment securities available-for-sale and derivatives since we had previously recorded these at fair value.  SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  We determined fair value based on quoted prices when available or, if quoted prices are not available through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment.  We evaluate our hierarchy disclosures each quarter, depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.  However, we expect that changes in classifications between levels will be rare.

Certain assets and liabilities are measured at fair value on a recurring basis.  The following is a discussion of these assets and liabilities as well as the valuation techniques applied to each for fair value measurement.

Investment securities available-for-sale are valued by taking a weighted average of the following three measures:

i.	using an income approach and utilizing an appropriate current risk-adjusted, time value and projected estimated losses from default assumptions based upon underlying loan performance;

ii.	quotes on similar-vintage, higher rate, more actively traded CMBS securities adjusted for the lower subordinated level of our securities; and

iii.	dealer quotes on our securities for which there is not an active market.

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

The following table presents information about our assets (including derivatives that are presented on a net basis) measured at fair value on a recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

Assets and liabilities measured on a recurring basis
	Level 1		Level 2		Level 3		Total
Assets:
Securities available-for-sale	$	−	$	−		$18,176	$18,176
Total assets at fair value	$	−	$	−		$18,176	$18,176

Liabilities:
Derivatives (net)	$	−		$11,830	$	−	$11,830
Total liabilities at fair value	$	−		$11,830	$	−	$11,830

The following table presents additional information about assets which are measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value.

Level 3
Beginning balance, January 1, 2009	$29,260
Total gains or losses (realized/unrealized):
Included in earnings	(5,445)
Purchases, sales, issuances, and settlements (net)	−
Included in other comprehensive income	(5,639)
Ending balance, June 30, 2009	$18,176

We had $5.7 million of losses on a security included in earnings due to the other-than-temporary impairment charge of one asset during the six months ended June 30, 2009, respectively.  We include the loss on our consolidated statement of operations as net realized and unrealized losses on investments.

Loans held for sale consist of bank loans identified for sale due to credit issues.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of loans held for sale and impaired loans is based on what secondary markets are currently offering for these loans.  As such, we classify loans held for sale as recurring Level 2.  The amount of the adjustment for fair value for the six months ended June 30, 2009 was $10.9 million and is included in on the consolidated statement of operations as net realized and unrealized losses on investments.  For loans where there is no active market, we base our measurements on third-party cash flows and other valuation techniques and classify them nonrecurring Level 3.  For the six months ended June 30, 2009, there were $6.3 million of nonrecurring fair value loan losses which we include in our consolidated statement of operations as provision for loan and lease loss.

(Back to Index)

(Back to Index)

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

Assets and liabilities measured on a nonrecurring basis
	Level 1		Level 2	Level 3		Total
Assets:
Loans held for sale	$	−	$2,401	$	−	$2,401
Impaired loans		−	8,196		103,404	111,600
Total assets at fair value	$	−	$10,597		$103,404	$114,001

Results of Operations − Three and Six Months Ended June 30, 2009 as compared to Three and Six Months Ended June 30, 2008

Our net loss for the three and six months ended June 30, 2009 was $5.1 million, or ($0.21) per weighted average common share (basic and diluted) and $17.3 million, or ($0.71) per weighted average common share (basic and diluted) as compared to a net loss of $5.3 million, or ($0.21) per weighted average common share (basic and diluted) for the three months ended June 30, 2008 and net income of $4.1 million or $0.17 per weighted average common share-basic ($0.16 per weighted average common share-diluted) for the six months ended June 30, 2008..

To a large extent, the decline in net income for the six months ended June 30, 2009 as compared to the same period in 2008 is due to increased provisions of $11.1 million and increased losses on investments of $14.0 million in the 2009 period.  This trend reflects the ongoing deterioration in credit markets that we expect to continue throughout 2009.

Interest Income

The following table sets forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
		Weighted Average			Weighted Average
	Interest Income	Yield (1)	Balance	Interest Income	Yield	Balance
Interest income from loans:
Bank loans	$8,985	3.72%	$958,104	$12,637	5.27%	$945,219
Commercial real estate loans	12,984	6.36%	$791,167	16,049	7.43%	$858,603
Total interest income from loans	21,969			28,686

Interest income from securities available-for-sale:
Other ABS	−	N/A	N/A	70	4.67%	$6,000
CMBS-private placement	882	4.73%	$74,138	1,088	5.58%	$74,565
Total interest income from securities available-for-sale	882			1,158

Leasing	2,093	8.60%	$92,846	$1,961	8.68%	$90,487

Interest income – other:
Temporary investment in over-night repurchase agreements	330	N/A	N/A	453	N/A	N/A
Total interest income − other	330			453
Total interest income	$25,274			$32,258

(Back to Index)

(Back to Index)

	Six Months Ended				Six Months Ended
	June 30, 2009				June 30, 2008
		Weighted Average				Weighted Average
	Interest Income	Yield (1)	Balance		Interest Income	Yield	Balance
Interest income from loans:
Bank loans	$18,422	3.83%		$957,742	$28,800	6.02%	$943,026
Commercial real estate loans	26,707	6.53%		$796,242	$32,325	7.54%	$851,589
Total interest income from loans	45,129				61,125

Interest income from securities available-for-sale:
Other ABS	−	−%	$	−	$19	0.66%	$6,000
CMBS-private placement	1,765	4.74%		$74,138	$2,320	5.79%	$78,269
Total interest income from securities available-for-sale	1,765				2,339

Leasing	4,326	8.60%		$96,029	$3,951	8.68%	$93,490

Interest income – other:
Interest income – other (2)	−	N/A		N/A	997	N/A	N/A
Temporary investment in over-night repurchase agreements	676	N/A		N/A	829	N/A	N/A
Total interest income − other	676				1,826
Total interest income	$51,896				$69,241

(1)	Certain one-time items reflected in interest income have been excluded in calculating the weighted average rate, since they are not indicative of expected future results.

(2)
Represents cash received from Ischus CDO II in excess of our investment balance.  We sold our interest in Ischus CDO II in November 2008 and, as a result, deconsolidated it at that time.  Income on this investment was recognized using the cost recovery method.

Interest income decreased $7.0 million (22%) and $17.3 million (25%) to $25.3 million and $51.9 million for the three and six months ended June 30, 2009, respectively from $33.0 million and $69.2 million for the three and six months ended June 30, 2008, respectively.  We attribute this decrease to the following:

Interest Income from Loans

Aggregate interest income from bank and commercial real estate loans decreased $6.7 million (23%) and $16.0 million (26%) to $22.0 million and $45.1 million for the three and six months ended June 30, 2009, respectively from $28.7 million and $61.1 million for the three and six months ended June 30, 2008, respectively.

Bank loans generated $9.0 million and $18.4 million of interest income for the three and six months ended June 30, 2009, respectively, as compared to $12.6 million and $28.8 million for the three and six months ended June 30, 2008, decreases of $3.7 million (29%) and $10.4 million (36%), respectively.  These decreases resulted primarily from a decrease in the weighted average interest rate to 3.72% and 3.83% for the three and six months ended June 30, 2009, respectively from 5.27% and 6.02% for the three and six months ended June 30, 2008, respectively, primarily as a result of the decrease in LIBOR which is a reference index for the rates payable by these loans.

These decreases were partially offset by increases in the weighted average balance on these loans of $12.9 million and $14.7 million to $958.1 million and $957.7 million for the three and six month ended June 30, 2009, respectively, from $945.2 million and $943.0 million for the three and six months ended June 30, 2008, respectively.

(Back to Index)

(Back to Index)

Commercial real estate loans produced $13.0 million and $26.7 million of interest income for the three and six months ended June 30, 2009, respectively, as compared to $16.0 million and $32.2 million for the three and six months ended June 30, 2008, respectively, decreases of $3.1 million (19%) and $5.6 million (17%), respectively.  These decreases are the result of the following:

•
a decrease in the weighted average balance of $67.4 million and $55.3 million on our commercial real estate loans to $791.2 million and $796.2 million for the three and six months ended June 30, 2009, respectively, from $858.6 million and $851.6 million for the three and six months ended June 30, 2008, respectively, as a result of payoffs and paydowns since March 31, 2008; and

•
a decrease in the weighted average interest rate to 6.36% and 6.53% for the three and six months ended June 30, 2009, respectively, from 7.43% and 7.54% for the three and six months ended June 30, 2008, respectively, primarily as a result of the decrease in LIBOR which is a reference index for the rates payable by these loans.

Interest Income from Securities Available-for-Sale

Aggregate interest income from securities available-for-sale (CMBS-private placement and other ABS) decreased $275,000 (24%) and $574,000 (25%) to $883,000 and $1.8 million for the three and six months ended June 30, 2009, respectively, from $1.2 million and $2.3 million for the three and six months ended June 30, 2008, respectively.

Interest income from CMBS-private placement decreased $205,000 (19%) to $882,000 for the six months ended June 30, 2009 from $1.1 million for the six months ended June 30, 2008.  This decrease resulted primarily from the following:

•
a decrease in the weighted average rate to 4.73% and 4.74% for the three and six months ended June 30, 2009, respectively, from 5.58% and 5.79% for the three and six months ended June 30, 2008, respectively, primarily as a result of the decrease in LIBOR which is a reference index for the rates payable by these loans; and

•
a decrease of the weighted average balance on these securities of $427,000 and $4.1 million to $74.0 million and $74.0 million for the three and six months ended June 30, 2009, respectively, from $74.6 million and $78.3 million for the three and six months ended June 30, 2008, respectively, as a result of payoffs since March 31, 2008.

Interest income from other ABS decreased $70,000 (100%) to $0 for the three months ended June 30, 2009 from $70,000 for the three months ended June 30, 2008 as a result of the default of a collateral position which has not paid interest since the three months ended March 31, 2008.

Interest Income − Other

Interest income-other decreased $124,000 (27%) and $1.2 million (63%) to $330,000 and $676,000 for the three and six months ended June 30, 2009, respectively, as compared to $453,000 and $1.8 million for the three and six months ended June 30, 2008.  The decrease for the six months ended is primarily the result of a decrease in interest income from our equity method investment in Ischus CDO II.  We used the cost recovery method to recognize the income on this investment.  We sold our interest in Ischus CDO II in November 2008 and, as a result, deconsolidated it at that time.  For the three months ended March 31, 2008, $997,000 of interest income was recognized on this investment.  No such income has been recognized since March 31, 2008 for the six months ended June 30, 2009.  In addition, the balance of the decrease for the three and six months ended is the result of decreases in our temporary investment income due to lower rates earned on our over-night repurchase agreements.

Interest Income from Leasing

Interest income from leasing generated $2.1 million and $4.3 million of interest income for the three and six months ended June 30, 2009, respectively, as compared to $2.0 million and $4.0 million for the three and six months ended June 30, 2008, respectively, increases of $132,000 (7%) and $375,000 (9%), respectively.  The increase is the result of an increase of $2.4 million and $2.5 million in the weighted average balance of leases to $92.8 million and $96.0 million for the three and six months ended June 30, 2009, respectively, from $90.5 million and $93.5 million for the three and six months ended March 31, 2008, respectively, due to the addition of a new pool of leases at the end of 2008 which were held for the entire six months ended June 30, 2009.

(Back to Index)

(Back to Index)

Interest Expense

The following tables set forth information relating to our interest expense incurred for the periods presented (in thousands, except percentages):

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$4,154	1.81%	$906,000	$8,208	3.58%	$906,000
Commercial real estate loans	2,653	1.60%	$660,044	6,626	3.78%	$699,850
CMBS-private placement	−	N/A%	N/A	11	5.52%	$848
Leasing	1,313	5.85%	$85,550	931	4.25%	$86,751
General	4,628	4.75%	$363,173	3,148	3.21%	$384,385
Total interest expense	$12,748			$18,924

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$9,873	2.24%	$906,000	$19,094	4.17%	$906,000
Commercial real estate loans	5,277	1.60%	$663,762	15,101	4.26%	$701,615
CMBS-private placement	−	N/A	N/A	88	4.88%	$3,570
Leasing	2,143	4.66%	$88,775	2,215	4.94%	$89,649
General	9,332	4.82%	$367,886	5,574	2.79%	$388,523
Total interest expense	$26,625			$42,072

Interest expense decreased $6.2 million (33%) and $15.4 million (37%) to $12.7 million and $26.6 million for the three and six months ended June 30, 2009, respectively, from $18.9 million and $$42.1 million for the three and six months ended June 30, 2008.  We attribute these decreases to the following:

Interest expense on bank loans was $4.2 million and $9.9 million for the three and six months ended June 30, 2009, respectively, as compared to $8.2 million and $19.1 million for the three and six months ended June 30, 2008, decreases of $4.1 million (49%) and $9.2 million (48%), respectively.  These decreases resulted primarily from a decrease in the weighted average rate on the debt related to bank loans which decreased to 1.81% and 2.24% for the three and six months ended June 30, 2009, respectively, from 3.58% and 4.17%, respectively, for the three and six months ended June 30, 2008 due to a decrease in LIBOR which is a reference index for the rates payable on this debt.

Interest expense on commercial real estate loans was $2.7 million and $5.3 million for the three and six months ended June 30, 2009, respectively, as compared to $6.6 million and $15.1 million for the three and six months ended June 30, 2008, decreases of $4.0 million (60%) and $9.8 million (65%).  These decreases resulted primarily from the following:

•
a decrease in the weighted average interest rate to 1.60% and 1.60% for the three and six months ended June 30, 2009, respectively, as compared to 3.78% and 4.26%  for the three and six months ended June 30, 2008, respectively,  primarily as a result of a decrease in LIBOR which is a reference index for the rates payable on this debt; and

•
a decrease of $39.8 million and $37.9 million in the weighted average balance of debt to $660.0 million and $663.8 million for the three and six months ended June 30, 2009, respectively, from $699.9 million and $701.6 million for the three and six months ended June 30, 2008, respectively, primarily related to the paying down of our repurchase facilities.

Interest expense on CMBS-private placement was $11,000 and $88,000 for the three and six months ended June 30, 2008.  There was no such interest expense for the three and six months ended June 30, 2009.  The decrease is due to the elimination of advance rates on our pledged CMBS-private placement collateral in November 2008 as a result of policy changes surrounding advance rates at our lender.

(Back to Index)

(Back to Index)

Interest expense on leasing activities was $1.3 million and $2.1 million for the three and six months ended June 30, 2009 as compared to $931,000 and $2.2 million for the three and six months ended June 30, 2008, respectively, an increase of $382,000 (41%) for the three months ended June 30, 2009 and a decrease of $72,000 (3%) for the six months ended June 30, 2009.  The increase for the three months ended June 30, 2009 is due to the acceleration of $662,000 of deferred debt issuance costs related to the sale of the direct financing leases and notes.  The decrease for the six months ended June 30, 2009 is a decrease in the interest rate payable and weighted average balance as compared to the prior six month period offset by the acceleration of $662,000 of deferred debt issuance costs related to the sale of the direct financing leases and notes.

General interest expense was $4.6 million and $9.3 million for the three and six months ended June 30, 2009, respectively, as compared to $3.1 million and $5.6 million for the three and six months ended June 30, 2008 increases of $1.5 million (47%) and $3.8 million (67%), respectively.  This increase resulted primarily from an increase of $1.6 million and $4.2 million for the three and six months ended June 30, 2009, respectively, on our interest rate derivatives that fix the rate we pay under these agreements.  During the three and six months ended June 30, 2009, the fixed rate we paid exceeded the floating rate we received due to a decrease in LIBOR.  The increase in derivative expense was partially offset by a decrease in interest expense of $212,000 and $555,000 for the three and six months ended June 30, 2009, respectively, related to our unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities as a result of a decrease in LIBOR which is a reference index for the rates payable by these debentures.

Non-Investment Expenses

The following table sets forth information relating to our expenses incurred for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Management fee – related party	$925	$1,171	$1,926	$2,909
Equity compensation − related party	265	541	353	622
Professional services	1,089	664	2,053	1,456
Insurance	217	170	389	298
General and administrative	441	343	846	698
Income tax expense (benefit)	44	138	(1)	167
Total	$2,981	$3,027	$5,566	$6,150

Management fee–related party decreased $246,000 (21%) and $983,000 (34%) to $925,000 and $1.9 million for the three and six months ended June 30, 2009, respectively, as compared to $1.2 million and $2.9 million for the three and six months ended June 30, 2008, respectively.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement.  The base management fees decreased by $245,000 (21%) and $415,000 (18%) to $925,000 and $1.9 million for the three and six months ended June 30, 2009, respectively, as compared to $1.2 million and $2.3 million for the three and six months ended June 30, 2008, respectively.  This decrease was due to our decreased stockholders’ equity, a component in the formula by which base management fees are calculated, primarily as a result of significant additional provisions for loan and lease losses during 2008 and 2009.  Incentive management fees were $564,000 for the three and six months ended June 30, 2008.  There was no incentive management fee for the three and six months ended June 30, 2009 or the three months ended June 30, 2008 as a result of the realized losses we incurred on our loan, lease and securities available-for-sale portfolios during that period.

Equity compensation expense decreased $276,000 (51%) and $269,000 (43%) to $265,000 and $353,000 for the three and six months ended June 30, 2009, respectively, from $541,000 and $622,000 for the three and six months ended June 30, 2008, respectively.  These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America, Inc., or RAI, who provide investment management services to us through our Manager.  The decrease in expense was primarily the result of the decrease of our stock price and its impact on our quarterly remeasurement of unvested stock and options.  This measurement decrease was partially offset by the issuance of several restricted stock grants during 2009.

Professional services increased $425,000 (64%) and $597,000 (41%) to $1.1 million and $2.1 million for the three and six months ended June 30, 2009, respectively, as compared to $664,000 and $1.5 million for the three and six months ended June 30, 2008, respectively.  These increases were primarily the result of increases in legal fees of $441,000 and $528,000 for the three and six months ended June 30, 2009, respectively, primarily related to collections on our leasing portfolio and costs related to CRE loan modifications.

Income tax expense decreased $94,000 (68%) and $168,000 (101%) to an expense of $44,000 and a benefit of $1,000 for the three and six months ended June 30, 2009, respectively, from an expense of $138,000 and $167,000 for the three and six months ended June 30, 2008.  This change is the result of an establishment of a valuation allowance against our ability to utilize net operating loss carryfowards due to the disposition of assets held by our TRS during the three months ended June 30, 2009.

(Back to Index)

(Back to Index)

Other (Expenses) Revenues

The following table sets forth information relating to our other (expenses) revenues incurred for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) on sales of investments	$(1,608)	$102	$(15,953)	$(1,893)
Other income	20	26	42	59
Provision for loan and lease loss	(19,984)	(15,692)	(27,973)	(16,829)
Gain on the extinguishment of debt	6,900	−	6,900	1,750
Total	$(14,672)	$(15,564)	$(36,984)	$(16,913)

Net realized and unrealized losses on investments increased $1.7 million (1,676%) and $14.1 million (743%) to a loss of $1.6 million and a loss of $16.0 million for the three and six months ended June 30, 2009, respectively, as compared to a gain of $102,000 and a loss of $1.9 million for the three and six months ended June 30, 2008, respectively.  Realized losses during the three and six  months ended June 30, 2009 consist of $1.9 million and $10.9 million, respectively, of fair value adjustments on our loans held for sale and $45,000 and $5.7 million, respectively, of other-than-temporary impairment loss on our other ABS position.  These losses were partially offset by $266,000 and $478,000 of gains on the sale of bank loan positions and $103,000 and $128,000 on gains from sales from our leasing portfolio, for the three and six months ended June 30, 2009, respectively.  Realized gains during the three months ended June 30, 2008 consist of $44,000 of gains on the sale of bank loan positions and $58,000 on gains from sales from our leasing portfolio.  Realized losses for the six months ended June 30, 2008 consist primarily of a loss of $2.0 million on the sale of one of our CMBS – private placement positions.  This loss was partially offset by $45,000 of gains on the sale of bank loan positions and $63,000 on gains from sales from our leasing portfolio.  The increase in our net realized and unrealized losses resulted from a deterioration in the creditworthiness of several of the issuers of these investments in the current recessionary environment.

Our provision for loan and lease losses increased $4.3 million (27%) and $11.1 million (66%) to $20.0 million and $28.0 million for the three and six months ended June 30, 2009, respectively, as compared to $15.7 million and $16.8 million for the three and six months ended June 30, 2008, respectively.  The provisions for the three and six months ended June 30, 2008 consisted of $10.3 million and $13.1 million, respectively, of provisions for loan loss on our bank loan portfolio, $9.1 million and $14.1 million, respectively, of provisions for loan loss on our commercial real estate portfolio and $624,000 and $784,000, respectively, of provisions on our direct financing leases and notes.  Our provision for loan and lease losses for the three and six months ended June 30, 2008 consisted of $3.9 million and $4.6 million, respectively, of provisions for loan loss on our bank loan portfolio, $11.6 million and $11.7 million, respectively, of provisions for loan loss on our commercial real estate portfolio and $198,000 and $0, respectively, of provision on our leasing portfolio.  The principal reason for the increase in the provision for loan and lease losses was our recognition of specific reserves on additional defaulted bank loans and defaulted CRE loans during the three and six months ended June 30, 2009.

Gain on the extinguishment of debt increased $6.9 million (100%) and $5.2 million (294%) to $6.9 million for the three and six months ended June 30, 2009, respectively, from $0 and $1.8 million for the three and six months ended June 30, 2008, respectively.  Gain on extinguishment is due to the buyback of $7.5 million of debt issued by RREF 2006-1. The notes, issued at par, were bought back as an investment by us at a price of 8% resulting in a gain of $6.9 million.  Gain on the extinguishment of debt for the six months ended June 30, 2008 is due to the buyback of $5.0 million of debt issued by RREF 2007-1.  The notes, issued at par, were bought back as an investment by us at a price of 65% resulting in a gain of $1.8 million.  The related deferred debt issuance costs were immaterial in both transactions.

Financial Condition

Summary

Our total assets at June 30, 2009 were $1.8 billion as compared to $1.9 billion at December 31, 2008.  As of June 30, 2009, we held $10.6 million of cash and cash equivalents.

(Back to Index)

(Back to Index)

Investment Portfolio

The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of June 30, 2009 and December 31, 2008, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

	Amortized cost (3)	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
June 30, 2009
Floating rate
CMBS-private placement	$32,064	100.00%	$11,095	34.60%	$(20,969)	-65.40%
B notes (1)	26,500	100.00%	26,399	99.62%	(101)	-0.38%
Mezzanine loans (1)	129,184	100.00%	128,795	99.70%	(389)	-0.30%
Whole loans (1)	426,292	99.88%	415,865	97.44%	(10,427)	-2.44%
Bank loans (2)	924,988	97.83%	747,000	79.00%	(177,988)	-18.83%
Bank loans held for sale (3)	2,401	100.00%	2,401	100.00%	−	−%
Total floating rate	1,541,429	98.65%	1,331,555	85.22%	(209,874)	-13.43%
Fixed rate
CMBS – private placement	38,614	91.78%	7,080	16.83%	(31,534)	-74.95%
B notes (1)	55,256	100.08%	55,089	99.78%	(167)	-0.30%
Mezzanine loans (1)	81,313	94.76%	68,418	79.73%	(12,895)	-15.03%
Whole loans (1)	78,846	99.63%	78,614	99.34%	(232)	-0.29%
Equipment leases and loans (4)	3,433	100.03%	2,833	82.55%	(600)	-17.48%
Total fixed rate	257,462	96.92%	212,034	79.81%	(45,428)	-17.11%
Grand total	$1,798,891	98.40%	$1,543,589	84.44%	$(255,302)	-13.96%

December 31, 2008
Floating rate
CMBS-private placement	$32,061	99.99%	$15,042	46.91%	$(17,019)	-53.08%
Other ABS	5,665	94.42%	45	0.75%	(5,620)	-93.67%
B notes (1)	33,535	100.00%	33,434	99.70%	(101)	-0.30%
Mezzanine loans (1)	129,459	100.01%	129,071	99.71%	(388)	-0.30%
Whole loans (1)	431,985	99.71%	430,690	99.41%	(1,295)	-0.30%
Bank loans (2)	937,507	99.11%	582,416	61.57%	(355,091)	-37.94%
Total floating rate	1,570,212	99.36%	1,190,698	75.35%	(379,514)	-24.01%
Fixed rate
CMBS – private placement	38,397	91.26%	14,173	33.69%	(24,224)	-57.57%
B notes (1)	55,534	100.11%	55,367	99.81%	(167)	-0.30%
Mezzanine loans (1)	81,274	94.72%	68,378	79.69%	(12,896)	-15.03%
Whole loans (1)	87,352	99.52%	87,090	99.23%	(262)	-0.29%
Equipment leases and notes (4)	104,465	99.38%	104,015	98.95%	(450)	-0.43%
Total fixed rate	367,022	97.55%	329,023	87.45%	(37,999)	-10.10%
Grand total	$1,937,234	99.02%	$1,519,721	77.68%	$(417,513)	-21.34%

(1)
Net carrying amount includes an allowance for loan losses of $24.2 million at June 30, 2009, allocated as follows:  B notes ($0.3 million), mezzanine loans ($13.3 million) and whole loans ($10.6 million).  Net carrying amount includes an allowance for loan losses of $15.1 million at December 31, 2008, allocated as follows: B notes ($0.3 million), mezzanine loans ($13.3 million) and whole loans ($1.5 million).

(2)
The bank loan portfolio is carried at amortized cost less allowance for loan loss and was $890.1 million at June 30, 2009.  The amount disclosed represents net realizable value at June 30, 2009, which includes $34.9 million allowance for loan losses at June 30, 2009.  The bank loan portfolio was $908.7 million (net of allowance of $28.8 million) at December 31, 2008.

(3)	Bank loans held for sale and other ABS are carried at fair value and, therefore, amortized cost is equal to fair value.

(4)	Net carrying amount includes a $600,000 and $450,000 allowance for lease losses at June 30, 2009 and December 31, 2008, respectively.

(Back to Index)

(Back to Index)

Commercial Mortgage-Backed Securities-Private Placement. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  We review our portfolios monthly and the determination of other-than-temporary impairment is made at least quarterly.  We consider the following factors when determining if there is an other-than-temporary impairment on a security:

•	the length of time the market value has been less than amortized cost;

•	the severity of the impairment;

•	the expected loss of the security as generated by third party software;

•	credit ratings from the rating agencies;

•	underlying credit fundamentals of the collateral backing the securities; and

•	our intent to sell as well as the likelihood that we will be required to sell the security before the recovery of the amortized cost basis.

At June 30, 2009 and December 31, 2008, we held $18.2 million and $29.2 million, respectively, net of unrealized losses of $52.5 million and $41.2 million at June 30, 2009 and December 31, 2008, respectively, of CMBS private placement, or CMBS, at fair value which is based on taking a weighted average of the following three measures:

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

The following table summarizes our CMBS-private placement as of June 30, 2009 and December 31, 2008 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2009		December 31, 2008
	Amortized Cost	Dollar Price	Amortized Cost	Dollar Price
Moody’s Ratings Category:
Baa1 through Baa3	−	−%	63,459	94.52%
Ba1 through Ba3	14,464	99.99%	−	−%
B1 through B3	31,309	92.98%	6,999	99.99%
Caa1 through Caa3	24,905	95.79%	−	−%
Total	$70,678	95.33%	$70,458	95.04%

S&P Ratings Category:
BBB+ through BBB-	23,255	93.23%	51,378	94.24%
BB+ through BB-	34,012	96.64%	19,080	97.26%
CCC+ through CCC-	13,411	95.79%	−	−%
Total	$70,678	95.33%	$70,458	95.04%

Weighted average rating factor	3,225		830

Other Asset-Backed Securities.  At June 30, 2009, we held one other ABS position with a fair value of $0 that is the result of other-than-temporary impairment of $5.7 million recognized during the six months ended June 30, 2009.  At December 31, 2008, we held $45,000 of other ABS at fair value, which was net of unrealized losses of $5.6 million.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

(Back to Index)

(Back to Index)

The following tables summarize the estimated maturities of our MBS and other ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
June 30, 2009:
Less than one year	$9,672	(1)	$27,064	1.75%
Greater than one year and less than five years	1,424	(1)	5,000	2.01%
Greater than five years	7,080		38,614	5.80%
Total	$18,176		$70,678	3.98%
December 31, 2008:
Less than one year	$5,088		$10,465	3.17%
Greater than one year and less than five years	9,954		21,596	3.75%
Greater than five years	14,218		44,062	5.05%
Total	$29,260		$76,123	4.36%

(1)
All of the $11.1 million of CMBS maturing in these categories are collateralized by floating-rate loans and are expected to extend for up to a minimum of two additional years as the loans in the floating-rate structures have a contractual right to extend with options ranging from two one-year options to three one-year options.

For the six months ended June 30, 2009, we recognized $5.7 million of other-than-temporary impairment on our other-ABS position.  As a result of the impairment charge, the cost of this security was written down to fair value through the statement of operations.  We do not believe that any other of our securities classified as available-for-sale were other-than-temporarily impaired as of June 30, 2009.

 The following table summarizes our other ABS as of June 30, 2009 and December 31, 2008 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2009			December 31, 2008
	Amortized cost		Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
B1 through B3	$	−	−%	$5,665	94.42%
Caa1 through Caa3		0	−%	−	−%
Total		$0	−%	$5,665	94.42%
S&P ratings category:
B+ through B-	$	−	−%	$5,665	94.42%
CCC+ through CCC-		0	−%	−	−%
Total		$0	−%	$5,665	94.42%
Weighted average rating factor		8,070		3,490

Bank Loans.  At June 30, 2009, we held a total of $762.5 million of bank loans at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $180.1 million over our holdings at December 31, 2008.  The increase in total bank loans was principally due to improved market prices for bank loans during the first six months of 2009.  We own 100% of the equity issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO which we have determined are VIEs of which we are the primary beneficiary.  As a result, we consolidated Apidos CDO I, Apidos CDO III and Apidos Cinco CDO as of June 30, 2009.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments as of June 30, 2009 and December 31, 2008 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2009		December 31, 2008
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Aa1 through Aa3	$1,157	77.13%	$1,136	75.72%
A1 through A3	−	−%	6,351	97.71%
Baa1 through Baa3	52,730	97.71%	19,782	97.70%
Ba1 through Ba3	390,215	97.89%	471,781	99.19%
B1 through B3	399,725	97.57%	397,157	99.10%
Caa1 through Caa3	72,979	99.91%	34,617	100.09%
Ca	2,172	100.00%	−	−%
No rating provided	8,410	85.64%	6,683	99.00%
Total	$927,388	97.74%	$937,507	99.11%

S&P ratings category:
BBB+ through BBB-	$61,010	97.82%	$41,495	99.44%
BB+ through BB-	390,577	97.63%	473,354	99.03%
B+ through B-	334,951	97.96%	317,601	99.46%
CCC+ through CCC-	43,415	99.95%	27,961	100.02%
D	15,506	100.03%	1,480	100.00%
C	533	100.00%	−	−%
No rating provided	81,396	95.78%	75,616	97.57%
Total	$927,388	97.74%	$937,507	99.11%
Weighted average rating factor	2,208		1,946

Equipment Leases and Notes.  On June 30, 2009, we sold a membership interest in a subsidiary that primarily held a pool of leases valued at $89.8 million and transferred the $82.3 million balance of the related secured term facility to Resource America.  No gain or loss was recognized on the sale.  We received a note of $7.5 million from Resource America for the equity in the portfolio on June 30, 2009.  The promissory note from the subsidiary bears interest at LIBOR plus 3% and matures on September 30, 2009.  On July 1, 2009, $4.5 million of the promissory note was repaid.  The outstanding principal balance of the note of $3.0 million was paid in full on August 3, 2009.  The balance of direct financing leases and notes was $104.0 million as of December 31, 2008.

Interest Receivable.  At June 30, 2009, we had accrued interest receivable of $6.3 million, which consisted of $6.3 million of interest on our securities loans and equipment leases and notes, and $15,000 of interest earned on escrow and sweep accounts.  At December 31, 2008, we had interest receivable of $8.4 million, which consisted of $8.4 million of interest on our securities, loan and equipment leases and loans and $49,000 of interest earned on escrow and sweep accounts.  The decrease of $2.1 million on our bank loan portfolio was primarily due to a decrease in LIBOR, a reference index for the rates payable on these assets.

Principal Paydown Receivables. At June 30, 2009 and December 31, 2008, we had principal paydown receivables of $59,000 and $950,000, respectively, which consisted of principal payments on our commercial real estate loans and bank loans which were subsequently collected.

Other Assets

Other assets at June 30, 2009 of $10.6 million consisted primarily of $1.7 million of loan origination costs associated with our commercial real estate loan portfolio and trust preferred securities issuances, $635,000 of prepaid director’s and officer’s liability insurance, $766,000 of prepaid expenses and a $7.5 million note receivable from LEAF Asset Management, LLC in connection with our sale of membership interest to Resource America.  Other assets at December 31, 2008 of $4.1 million consisted primarily of $2.7 million of loan origination costs associated with our trust preferred securities issuances, commercial real estate loan portfolio and secured term facility, $125,000 of prepaid directors’ and officers’ liability insurance, $764,000 of prepaid expenses, $424,000 of lease payment receivables and $60,000 of other receivables.

(Back to Index)

(Back to Index)

Hedging Instruments

Our hedges at June 30, 2009 and December 31, 2008, were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  As of December 31, 2008, we had entered into hedges with a notional amount of $325.0 million and maturities ranging from May 2009 to November 2017.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at June 30, 2009 were as follows (in thousands):

	Benchmark rate	Notional value	Pay rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$12,750	5.27%	07/25/07	08/06/12	$(1,274)
Interest rate swap	1 month LIBOR	12,965	4.63%	12/04/06	07/01/11	(853)
Interest rate swap	1 month LIBOR	28,000	5.10%	05/24/07	06/05/10	(1,175)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(295)
Interest rate swap	1 month LIBOR	15,235	5.34%	06/08/07	02/25/10	(489)
Interest rate swap	1 month LIBOR	12,150	5.44%	06/08/07	03/25/12	(1,199)
Interest rate swap	1 month LIBOR	7,000	5.34%	06/08/07	02/25/10	(224)
Interest rate swap	1 month LIBOR	44,652	4.13%	01/10/08	05/25/16	(981)
Interest rate swap	1 month LIBOR	82,379	5.58%	06/08/07	04/25/17	(4,902)
Interest rate swap	1 month LIBOR	1,726	5.65%	06/28/07	07/15/17	(84)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/09/07	10/01/16	(101)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/19/07	07/15/17	(187)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/07/07	07/25/17	(169)
Total		$228,291	5.14%			$(11,933)

In addition, we also had an interest rate cap agreement with a notional of $14.3 million outstanding which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through our consolidated statement of operations.

Repurchase Agreements

We have entered into repurchase agreements to finance our commercial real estate loans and CMBS-private placement portfolio.  These agreements are secured by the financed assets and bear interest rates that have historically moved in close relationship to LIBOR.  At June 30, 2009, we had established nine borrowing arrangements with various financial institutions and had utilized two of these arrangements, principally our arrangement with Natixis.  Because any repurchase transaction must be approved by the lender, and as a result of current market conditions, we do not anticipate further use of these facilities for the foreseeable future; however, the facilities remain available for use if market conditions improve.

Our repurchase facility with Natixis was arranged through a subsidiary, whose performance we guaranteed.  We describe the terms of the Natixis facility in Note 6 of the notes to our consolidated financial statements contained in Part I, Item 1 of this report.

Stockholders’ Equity

Stockholders’ equity at June 30, 2009 was $165.9 million and included $52.5 million of net unrealized losses on our available-for-sale portfolio, and $13.9 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2008 was $186.3 million and included $46.9 million of unrealized losses on our available-for-sale portfolio and $33.8 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  The decrease in stockholder’s equity during the six months ended June 30, 2009 was principally due to the decrease in the market value of our available-for-sale securities offset by an increase in the value of our cash flow hedges.

Fluctuations in market values of assets in our available-for-sale portfolio that have not been other-than-temporarily impaired, do not impact our income determined in accordance with accounting principles generally accepted in the United States, or GAAP, or our taxable income, but rather are reflected on our consolidated balance sheets by changing the carrying value of the asset and stockholders’ equity under ‘‘Accumulated Other Comprehensive Loss.”

(Back to Index)

(Back to Index)

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss) income	$(5,127)	$(5,257)	$(17,279)	$4,106
Taxable REIT subsidiary’s loss	1,200	−	1,200	−
Adjusted net (loss) income	(3,927)	(5,257)	(16,079)	4,106
Adjustments:
Share-based compensation to related parties	12	(392)	29	(539)
Capital loss carryover (utilization)/losses from the sale of securities	(642)	−	4,978	2,000
Provisions for loan and lease losses unrealized	9,787	11,629	14,765	11,685
Net book to tax adjustments for the Company’s taxable foreign REIT subsidiaries	145	3,462	7,735	4,237
Other net book to tax adjustments	(77)	1	(32)	9
Estimated REIT taxable income	$5,298	$9,443	$11,396	$21,498

Amounts per share – diluted	$0.21	$0.38	$0.46	$0.86

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

Liquidity and Capital Resources

Capital Sources

Currently, we seek to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations.  The following is a summary of repayments we received during the six months ended June 30, 2009:

•	$7.0 million of commercial real estate loans paid off;

•	$16.7 million of commercial real estate loans principal repayments;

•	$27.6 million of bank loan principal repayments; and

•	$51.0 million of bank loan sale proceeds.

Liquidity

Our liquidity needs consist principally of capital needed to make investments, make distributions to our stockholders, pay our operating expenses, including management fees and our approved share repurchase plan.  Our ability to meet our liquidity needs is subject to our ability to generate cash from operations, and, with respect to our investments, our ability to obtain debt financing and equity capital.  The availability of equity and debt financing depends on economic conditions which, as discussed in “Overview”, currently make equity or debt financing difficult to obtain on acceptable terms or at all.  As a result, we currently focus on managing our existing portfolio and, as described in “Capital Sources,” above, reinvesting the proceeds of loan repayments or investment sales.  Investors should be aware that if we are unable to renew or replace our existing financing on substantially similar terms, we may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such investments, which could result in losses and reduced income.

(Back to Index)

(Back to Index)

At July 31, 2009, after disbursing our second quarter 2009 dividend, we had three primary liquidity sources:

•
unrestricted cash and cash equivalents of $7.0 million, which includes $4.5 million received from the note receivable related to the sale of direct financing leases and notes and restricted cash of $5.4 million in margin call accounts;

•
capital available for reinvestment in our five collateralized debt obligation, or CDO, entities of $38.2 million, of which $3.0 million is designated to finance future funding commitments on CRE loans; and

•
while we have $96.7 million of unused capacity under a three-year non-recourse CRE repurchase facility, under a proposed amendment to the facility we would be required to pay down all outstanding balances over a specified term of approximately one year, and accordingly we will likely not be able to use this facility as a source of liquidity.  See “Financial Condition – Repurchase Agreements.”  Moreover, even were we to retain availability under the facility, the facility requires that the repurchase counterparty approve each individual repurchase transaction.

Our leverage ratio may vary as a result of the various funding strategies we use.  As of June 30, 2009 and December 31, 2008, our leverage ratio was 9.5 times and 9.1 times, respectively.  This increase in leverage was primarily due to the decrease in fair market value adjustments that are recorded in the statement of stockholders equity through accumulated other comprehensive loss on available-for-sale securities and derivatives that were partially offset by the repayment of repurchase agreements.

Distributions

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.  On June 12, 2009, we declared a quarterly distribution of $0.30 per share of common stock, $7.5 million in the aggregate, which was paid on July 28, 2009 to stockholders of record as of June 19, 2009.

Our 2009 dividends will be determined by our board which will also consider the composition of any common dividends declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  The Internal Revenue Service, in Revenue Procedure 2009-15, has given guidance with respect to certain stock distributions by publicly traded REITs.  That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2009.  It provides that publicly-traded REITs can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met. These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  We did not use this Revenue Procedure with respect to any distributions for our 2008 taxable year, but we may do so for distributions with respect to our 2009 taxable year.

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of June 30, 2009.  The table below excludes contractual commitments related to our derivatives, which we discuss in our Annual Report on Form 10-K for fiscal 2008 in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and in “Financial Condition  − Hedging Instruments,” above and incentive fees payable under the Management Agreement that we have with our Manager, which we discuss in our Annual Report on Form 10-K for fiscal 2008 in Item 1 − “Business” and Item 13, “Certain Relationships and Related Transactions” because those obligations do not have fixed and determinable payments.

	Contractual commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year	1 – 3 years		3 – 5 years		More than 5 years
Repurchase agreements (1)	$3,359	$3,359	$	−	$	−	$	−
CDOs	1,529,757	−		−		−		1,529,757	(2)
Unsecured junior subordinated debentures	51,548	−		−		−		51,548	(3)
Base management fees (4)	3,722	3,722		−		−		−
Total	$1,588,386	$7,081	$	−	$	−		$1,581,305

(1)	Includes accrued interest of $8,000.

(2)
Contractual commitments do not include $10.7 million, $14.3 million, $11.9 million, $16.2 million and $32.7 million of interest expense payable through the non-call dates of July 2010, May 2011, June 2011, August 2011 and June 2012, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1 and RREF 2007-1.  A non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(3)
Contractual commitments do not include $6.8 million and $8.2 million of interest expense payable through the non-call dates of June 2011 and October 2011, respectively, on our junior subordinated debentures issued in connection with the trust preferred securities issuances of Resource Capital Trust I and RCC Trust II in May 2006 and September 2006, respectively.

(4)	Calculated only for the next 12 months based on our current equity, as defined in our Management Agreement.

At June 30, 2009, we had 13 interest rate swap contracts with a notional value of $228.3 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of June 30, 2009, the average fixed pay rate of our interest rate hedges was 5.14% and our receive rate was one-month LIBOR, or 0.32%.  In addition, we also had an interest rate cap agreement with a notional amount of $14.8 million outstanding which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through our consolidated statement of operations.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance vehicles, special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements.  Further, as of June 30, 2009, we had not guaranteed any obligations of unconsolidated entities, nor had we entered into any commitment or had any intent to provide additional funding to any such entities.

Recent Development

We repurchased 700,000 common shares at a weighted average price of $3.20 per share on July 20, 2009.

(Back to Index)

(Back to Index)

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2009 and December 31, 2008, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

The following sensitivity analysis tables show, at June 30, 2009 and December 31, 2008, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points or rise 100 basis points (dollars in thousands):

	June 30, 2009
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value		$7,284		$7,080		$6,887
Change in fair value		$204	$	−		$(193)
Change as a percent of fair value		2.88%		−%		2.73%

Repurchase and warehouse agreements (2)
Fair value		$3,354		$3,354		$3,354
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−%		−%		−%

Hedging instruments
Fair value		$(31,538)		$(11,934)		$(12,062)
Change in fair value		$(19,604)	$	−		$(128)
Change as a percent of fair value		N/M		−%		N/M

	December 31, 2008
	Interest rates fall 100 basis points		Unchanged		Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value		$14,880		$14,173		$13,513
Change in fair value		$707	$	−		$(660)
Change as a percent of fair value		4.99%		−%		4.66%

Repurchase and warehouse agreements (2)
Fair value		$112,804		$112,804		$112,804
Change in fair value	$	−	$	−	$	−
Change as a percent of fair value		−%		−%		−%

Hedging instruments
Fair value		$(53,727)		$(31,589)		$(26,600)
Change in fair value		$(22,138)	$	−		$4,989
Change as a percent of fair value		N/M		−%		N/M

(1)	Includes the fair value of other available-for-sale investments that are sensitive to interest rate changes.

(2)	The fair value of the repurchase agreements and warehouse agreements would not change materially due to the short-term nature of these instruments.

For purposes of the tables, we have excluded our investments with variable interest rates that are indexed to LIBOR.  Because the rate resets on these instruments are short-term in nature, we are not subject to material exposure to movements in fair value as a result of changes in interest rates.

(Back to Index)

(Back to Index)

It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels.  Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points from current levels.  In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions.  Accordingly, actual changes in interest rates, may result in changes in the fair value of our assets that would likely differ from those shown above, and such differences might be material and adverse to our stockholders.

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

There have been no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.7	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated September 29, 2006. (4)
10.1	Letter Agreement with respect to Master Repurchase Agreement between Natixis Real Estate Capital and RCC Real Estate SPE 3, LLC, dated June 29, 2009. (6)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 23, 2007.

(3)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(4)	Filed previously as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2009.

(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 6, 2009.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: August 7, 2009	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: August 7, 2009	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer