Form 10-Q
period 2009-09-30
Resource Capital Corp.
filed 2009-11-09
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
☐Yes ☒ No

The number of outstanding shares of the registrant’s common stock on November 3, 2009 was 25,705,178 shares.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$15,828	$14,583
Restricted cash	66,997	60,394
Investment securities available-for-sale, pledged as collateral, at fair value	36,311	22,466
Investment securities available-for-sale, at fair value	4,288	6,794
Investment securities held-to-maturity, pledged as collateral	32,624	28,157
Loans, pledged as collateral and net of allowances of $59.4 million and $43.9 million	1,585,075	1,684,622
Loans held for sale	15,103	−
Direct financing leases and notes, pledged as collateral, net of allowance of $900,000 and $450,000 and net of unearned income	2,205	104,015
Investments in unconsolidated entities	1,548	1,548
Interest receivable	6,235	8,440
Other assets	2,901	5,012
Total assets	$1,769,115	$1,936,031
LIABILITIES
Borrowings	$1,567,919	$1,699,763
Distribution payable	7,509	9,942
Accrued interest expense	2,018	4,712
Derivatives, at fair value	15,658	31,589
Accounts payable and other liabilities	6,639	3,720
Total liabilities	1,599,743	1,749,726
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 24,895,409 and 25,344,867 shares issued and outstanding (including 464,136 and 452,310 unvested restricted shares)	25	26
Additional paid-in capital	355,103	356,103
Accumulated other comprehensive loss	(68,266)	(80,707)
Distributions in excess of earnings	(117,490)	(89,117)
Total stockholders’ equity	169,372	186,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,769,115	$1,936,031

The accompanying notes are an integral part of these financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009	2008
REVENUES
Net interest income:
Loans	$20,207		$28,578	$64,333		$88,885
Securities	1,906		1,387	4,674		4,544
Leases	11		1,995	4,337		5,946
Interest income − other	377		352	1,053		2,178
Total interest income	22,501		32,312	74,397		101,553
Interest expense	9,203		18,664	35,828		60,736
Net interest income	13,298		13,648	38,569		40,817

OPERATING EXPENSES
Management fees − related party	3,954		1,915	5,880		4,824
Equity compensation − related party	721		157	1,074		779
Professional services	739		773	2,792		2,229
Insurance expenses	220		171	609		469
General and administrative	410		421	1,256		1,119
Income tax expense (benefit)	6		(33)	5		134
Total expenses	6,050		3,404	11,616		9,554

NET OPERATING INCOME	7,248		10,244	26,953		31,263

OTHER INCOME (EXPENSE)
Impairment losses on investment securities	$(3,019)	$	−	$(19,372)	$	−
Recognized in other comprehensive loss	(2,124)		−	(12,812)		−
Net impairment losses recognized in earnings	(895)		−	(6,560)		−
Net realized and unrealized (losses) gains on loans and investments	(1,517)		242	(11,805)		(1,651)
Other (expense) income	(1,417)		27	(1,375)		86
Provision for loan and lease losses	(4,632)		(10,999)	(32,605)		(27,828)
Gain on the extinguishment of debt	12,741		−	19,641		1,750
Gain on the settlement of a loan	−		574	−		574
Total other income (expense)	4,280		(10,156)	(32,704)		(27,069)

NET INCOME (LOSS)	$11,528		$88	$(5,751)		$4,194

NET INCOME (LOSS) PER SHARE – BASIC	$0.48		$0.00	$(0.24)		$0.17

NET INCOME (LOSS) PER SHARE – DILUTED	$0.47		$0.00	$(0.24)		$0.17

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	24,112,240		24,814,789	24,321,007		24,719,889

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	24,376,681		25,054,296	24,321,007		24,889,965

DIVIDENDS DECLARED PER SHARE	$0.30		$0.39	$0.90		$1.21

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Total Stockholders’ Equity	Comprehensive Loss
Balance, January 1, 2009	25,344,867	$26	$356,103	$(80,707)	$	−	$(89,117)	$186,305
Net proceeds from dividend reinvestment and stock purchase plan	682,504	−	2,866	−		−	−	2,866
Repurchase and retirement of treasury shares	(1,400,000)	(1)	(5,038)	−		−	−	(5,039)
Stock based compensation	276,229	−	98	−		−	−	98
Amortization of stock based compensation	−	−	1,074	−		−	−	1,074
Forfeiture of unvested stock	(8,191)	−	−	−		−	−	−
Net loss	−	−	−	−		(5,751)	−	(5,751)	$(5,751)
Securities available-for-sale, fair value adjustment, net	−	−	−	(3,793)		−	−	(3,793)	(3,793)
Designated derivatives, fair value adjustment	−	−	−	16,234		−	−	16,234	16,234
Distributions on common stock	−	−	−	−		5,751	(28,373)	(22,622)
Comprehensive loss	−	−	−	−		−	−	−	$6,690
Balance, September 30, 2009	24,895,409	$25	355,103	(68,266)		−	$(117,490)	$169,372

The accompanying notes are an integral part of this financial statement

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,751)	$4,194
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan and lease losses	32,605	27,828
Depreciation and amortization of term facilities	1,172	812
Accretion of net discount on investments	(4,589)	(873)
Amortization of discount on notes of CDOs	160	128
Amortization of debt issuance costs on notes of CDOs	2,787	2,345
Amortization of stock-based compensation	1,074	779
Amortization of terminated derivative instruments	367	92
Net realized gains on derivative instruments	−	(6)
Non-cash incentive compensation to the Manager	768	341
Unrealized losses on non-designated derivative instruments	70	−
Net realized and unrealized losses on investments	11,805	1,651
Net impairment losses recognized in earnings	6,560	−
Gain on the extinguishment of debt	(19,641)	(1,750)
Changes in operating assets and liabilities	12,343	614
Net cash provided by operating activities	39,730	36,155
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(16,487)	38,724
Purchase of securities available-for-sale	(20,135)	−
Principal payments on securities available-for-sale	1	2,288
Proceeds from sale of securities available-for-sale	−	8,000
Distribution from unconsolidated entities	−	257
Purchase of loans	(139,095)	(161,299)
Principal payments received on loans	95,346	128,392
Proceeds from sales of loans	83,623	29,593
Purchase of direct financing leases and notes	−	(36,477)
Proceeds from payments received on direct financing leases and notes	8,629	23,563
Proceeds from sale of direct financing leases and notes	9,670	2,280
Net cash provided by investing activities	21,552	35,321
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (net of offering costs of $0 and $22)	2,866	(22)
Repurchase of common stock	(5,039)	−
Proceeds from borrowings:
Repurchase agreements	18	239
Collateralized debt obligations	−	21,319
Secured term facility	−	22,451
Payments on borrowings:
Repurchase agreements	(17,054)	(55,557)
Secured term facility	(13,395)	(14,252)
Repurchase of issued bonds	(2,379)	(3,250)
Settlement of derivative instruments	−	(4,752)
Payment of debt issuance costs	−	(333)
Distributions paid on common stock	(25,054)	(31,238)
Net cash used in financing activities	(60,037)	(65,395)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009		2008
NET INCREASE IN CASH AND CASH EQUIVALENTS		1,245		6,081
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		14,583		6,029
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$15,828		$12,110
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$7,509		$9,928
Issuance of restricted stock		$242		$1,435
Transfer of direct financing leases and notes		$89,763	$	−
Transfer of secured term facility		$82,319	$	−
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$38,751		$72,835
Income taxes paid in cash	$	−		$611

The accompanying notes are an integral part of these financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource Capital Corp. and subsidiaries’ (collectively the ‘‘Company’’) principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (the ‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (NASDAQ: REXI).  The following variable interest entities (“VIEs”) are consolidated on the Company’s financial statements:

·
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

·	RCC Commercial, Inc. (“RCC Commercial”) holds bank loan investments and commercial real estate-related securities. RCC Commercial owns 100% of the equity of the following entities:

-
Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”).  Apidos CDO I was established to complete a CDO secured by a portfolio of bank loans.

-	Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and TRS. Apidos CDO III was established to complete a CDO secured by a portfolio of bank loans.

-	Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company and TRS. Apidos Cinco CDO was established to complete a CDO secured by a portfolio of bank loans.

·	Resource TRS, Inc. (“Resource TRS”), the Company’s directly-owned TRS, holds all the Company’s direct financing leases and notes.

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the nine months ended September 30, 2009 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2009.

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment Securities Available-for-Sale

The Company classifies its investment portfolio as either trading investments, available-for-sale or held-to-maturity.  Although the Company generally plans to hold most of its investments to maturity, it may, from time to time, sell any of its investments due to changes in market conditions or in accordance with its investment strategy.  Accordingly, the Company classifies all of its investment securities as available-for-sale and reports them at fair value, which is based on taking a weighted average of the following three measures:

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
SEPTEMBER 30, 2009
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Investment Securities Available-for-Sale – (Continued)

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity.

On a quarterly basis, the Company evaluates its investments for other-than-temporary impairment.  An investment is impaired when its fair value has declined below its amortized cost basis.  An impairment is considered other-than-temporary when the amortized cost basis of the investment value will not be recovered over its remaining life.  Where credit quality is believed to be the cause of the other-than-temporary impairment, that component of the impairment is recognized as impairment in the statement of operations.  Where other market components are believed to be the cause of the other-than-temporary impairment, that component of the impairment is recognized on the balance sheet as other comprehensive loss.

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

The total balance of impaired loans and leases was $124.6 million and $23.9 million at September 30, 2009 and December 31, 2008, respectively.  The balance of impaired loans and leases with a valuation allowance was $117.2 million at September 30, 2009.  The balance of impaired loans without a specific valuation allowance $7.4 million at September 30, 2009.  All loans and leases deemed impaired at December 31, 2008 have an associated valuation allowance.  The specific valuation allowance related to these impaired loans and leases was $44.2 million and $19.6 million at September 30, 2009 and December 31, 2008, respectively.  The average balance of impaired loans and leases was $116.8 million and $24.9 million during the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.  During the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company did not recognize any income on impaired loans and leases.

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
SEPTEMBER 30, 2009
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for evaluating the fair value of liabilities.  The guidance clarifies techniques for valuing liabilities in circumstances where a quoted price or a quoted price for an identical liability is not available.  The provisions of this guidance were effective in the third quarter of 2009 and did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification, the single source of authoritative GAAP, other than guidance put forth by the Securities and Exchange Commission (“SEC”).  All other accounting literature not included in the codification will be considered non-authoritative.  The Company adopted this guidance in the third quarter of 2009.  Adoption impacted the disclosures for references to accounting guidance by putting such disclosures into plain English.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (“FIN 46(R)”) and changes the consolidation guidance applicable to a VIE.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  This standard also requires continuous reassessment of whether an enterprise is the primary beneficiary of a VIE.  SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE.  SFAS 167 will be effective for interim and annual periods ending after November 15, 2009.  The Company is evaluating the potential impact of adopting this statement.

In June 2009, the FASB issued SFAS 166 “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement 140” (SFAS “166”).  SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires greater transparency of related disclosures.  SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company does not expect adoption will have a material impact on its consolidated financial statements.

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the issuance of the financial statements.  The Company adopted this guidance in the second quarter of 2009.  Adoption did not have a material impact on the Company’s consolidated financial statements.  The required disclosures upon adoption of this statement can be found in Note 15.

On April 9, 2009, the FASB issued guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  It provides guidelines for making fair value measurements more consistent with the fair value measurement principles when the volume and level of activity for the asset or liability have decreased significantly.  It also enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  Finally, it provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  Provisions for this guidance are effective for interim periods ending after June 15, 2009, with early adoption permitted in the first quarter of 2009.  Although adoption did not have a significant impact on the Company’s financial statements, additional disclosures were added in Note 13 to the consolidated financial statements.

In March 2008, the FASB issued guidance that requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008 and is applicable to the Company in the first quarter of fiscal 2009.  Although the adoption did not have a significant impact on the Company’s financial statements, additional disclosures were added in Note 14 to the consolidated financial statements.

In February 2008, the FASB issued guidance which provides direction on accounting for a transfer of a financial asset and repurchase financing.  The guidance addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchased agreement with the same counterparty can be considered and accounted for as separate transactions, or should be required to be “linked” transactions and considered derivatives.  Provisions of this guidance are effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
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

NOTE 3 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following tables summarize the Company's mortgage-backed securities (“MBS”) and other asset-backed securities (“ABS”), including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains		Unrealized Losses	Fair Value (1)
September 30, 2009:
Commercial MBS private placement	$91,257		$3,352	$(54,010)	$40,599
Total	$91,257		$3,352	$(54,010)	$40,599

December 31, 2008:
Commercial MBS private placement	$70,458	$	−	$(41,243)	$29,215
Other ABS	5,665		−	(5,620)	45
Total	$76,123	$	−	$(46,863)	$29,260

(1)	As of September 30, 2009 and December 31, 2008, $36.3 million and $22.5 million were pledged as collateral security under related financings, respectively.

The following tables summarize the estimated maturities of the Company’s MBS and other ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
September 30, 2009:
Less than one year	$11,712	(1)	$32,063	1.72%
Greater than five years	28,887		59,194	5.81%
Total	$40,599		$91,257	4.37%

December 31, 2008:
Less than one year	$5,088		$10,465	3.17%
Greater than one year and less than five years	9,954		21,596	3.75%
Greater than five years	14,218		44,062	5.05%
Total	$29,260		$76,123	4.36%

(1)
All of the $11.7 million of CMBS maturing in these categories are collateralized by floating-rate loans and are expected to extend for up to a minimum of two additional years as the loans in the floating-rate structures have a contractual right to extend with options ranging from two one-year options to three one-year options.

The contractual maturities of the securities available-for-sale range from January 2017 to March 2051.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
(Unaudited)

NOTE 3 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual securities that have been in a continuous unrealized loss position during the indicated periods (in thousands):

	Less than 12 Months				More than 12 Months		Total
	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2009:
Commercial MBS private placement		$2,500		$(303)	$17,081	$(53,707)	$19,581	$(54,010)
Total temporarily impaired securities		$2,500		$(303)	$17,081	$(53,707)	$19,581	$(54,010)

December 31, 2008:
Commercial MBS private placement	$	−	$	−	$29,215	$(41,243)	$29,215	$(41,243)
Other ABS		−		−	45	(5,620)	45	(5,620)
Total temporarily impaired securities	$	−	$	−	$29,260	$(46,863)	$29,260	$(46,863)

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios monthly and the determination of other-than-temporary impairment is made at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

●	the length of time the market value has been less than amortized cost;

●	the severity of the impairment;

●	the expected loss of the security as generated by third party software;

●	credit ratings from the rating agencies;

●	underlying credit fundamentals of the collateral backing the securities; and

●	the Company’s intent to sell as well as the likelihood that the Company will be required to sell the security before the recovery of the amortized cost basis.

At September 30, 2009 and December 31, 2008, the Company held $40.6 million and $29.2 million, respectively, net of net unrealized losses of $50.7 million and $41.2 million, respectively, of CMBS at fair value which is based on taking a weighted average of the following three measures:

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

While the Company’s CMBS investments have continued to decline in fair value, the decline continues to be temporary.  The Company performs an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  All securities but two are current with respect to interest and principal payments, but these defaults are considered technical and therefore, the Company does not believe these securities are other-than temporarily impaired.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-temporary impairment and when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
(Unaudited)

NOTE 3 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

During the three months ended March 31, 2009, a collateral position that supported the other-ABS investment weakened to the point that default of that position became probable.  The assumed default of this collateral position in the Company’s cash flow model yielded a value of less than full recovery of the Company’s cost basis and, as a result, the Company recognized a $5.6 million other-than-temporary impairment on its other-ABS investment as of March 31, 2009.  During the three months ended June 30, 2009, an additional $45,000 of other-than-temporary impairment was recognized on this investment bringing the fair value to $0.  As a result of the impairment charges, the cost of this security was written down to fair value through the statement of operations.

The Company does not believe that any other of its securities classified as available-for-sale were other-than-temporarily impaired as of September 30, 2009.

NOTE 4 – INVESTMENT SECURITIES HELD-TO-MATURITY

The following tables summarize the Company's securities held-to-maturity which are carried at amortized cost (in thousands):

	Amortized Cost	Unrealized Gains		Unrealized Losses	Fair Value
September 30, 2009:
Securities held-to-maturity	$32,624		$592	$(16,372)	$16,844
Total	$32,624		$592	$(16,372)	$16,844

December 31, 2008:
Securities held-to-maturity	$28,157	$	−	$(23,339)	$4,818
Total	$28,157	$	−	$(23,339)	$4,818

The following tables summarize the estimated maturities of the Company’s securities held-to-maturity according to their contractual lives (in thousands):

Contractual Life	Fair Value	Amortized Cost
September 30, 2009:
Greater than five years and less than ten years	$12,439	$20,533
Greater than ten years	4,405	12,091
Total	$16,844	$32,624

December 31, 2008:
Greater than five years and less than ten years	$3,093	$12,487
Greater than ten years	1,725	15,670
Total	$4,818	$28,157

During the three months ended September 30, 2009, based on the cash flow analysis performed, a collateral position that supported the investments held-to-maturity became impaired as the Company’s cash flow model yielded a value of less than full recovery of the Company’s cost basis.  As a result, the Company recognized an $895,000 other-than-temporary impairment on one of its investments held-to-maturity as of September 30, 2009.  As a result of the impairment charges, the cost of this security was written down to fair value through the statement of operations.

The Company does not believe that any other of its investments classified as held-to-maturity were other-than-temporarily impaired as of September 30, 2009.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium	Carrying Value (1)
September 30, 2009:
Bank loans, including $15.1 million in loans held for sale	$899,864	$(21,921)	$877,943
Commercial real estate loans:
Whole loans	490,088	(481)	489,607
B notes	81,586	36	81,622
Mezzanine loans	214,914	(4,474)	210,440
Total commercial real estate loans	786,588	(4,919)	781,669
Subtotal loans before allowances	1,686,452	(26,840)	1,659,612
Allowance for loan loss	(59,434)	−	(59,434)
Total	$1,627,018	$(26,840)	$1,600,178

December 31, 2008:
Bank loans, including $9.0 million in loans held for sale .	$916,966	$(7,616)	$909,350
Commercial real estate loans:
Whole loans	521,015	(1,678)	519,337
B notes	89,005	64	89,069
Mezzanine loans	215,255	(4,522)	210,733
Total commercial real estate loans	825,275	(6,136)	819,139
Subtotal loans before allowances	1,742,241	(13,752)	1,728,489
Allowance for loan loss	(43,867)	−	(43,867)
Total	$1,698,374	$(13,752)	$1,684,622

(1)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2009 and December 31, 2008.

At September 30, 2009, the Company’s bank loan portfolio consisted of $847.0 million (net of allowance of $31.0 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 0.96% and LIBOR plus 12% with maturity dates ranging from May 2010 to December 2016.

At December 31, 2008, the Company’s bank loan portfolio consisted of $880.6 million (net of an allowance of $28.8 million) of floating rate loans, which bear interest ranging between LIBOR plus 0.97% and LIBOR plus 9.50% with maturity dates ranging from March 2009 to January 2016.

The following table shows the changes in the allowance for all loan losses (in thousands):

Allowance for loan loss at January 1, 2008	$5,918
Provision for loan loss	45,259
Loans charged-off	(7,310)
Recoveries	−
Allowance for loan loss at December 31, 2008	43,867
Provision for loan loss	31,183
Loans charged-off	(15,616)
Recoveries	−
Allowance for loan loss at September 30, 2009	$59,434

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
(Unaudited)

NOTE 5  LOANS HELD FOR INVESTMENT – (Continued)

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Range of Maturity Dates
September 30, 2009:
Whole loans, floating rate (1)	31	$410,107	LIBOR plus 1.50% to LIBOR plus 4.40%	February 2010 (3) to December 2016
Whole loans, fixed rate (1)	6	79,500	6.98% to 10.00%	February 2010 to August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2010 to October 2010
B notes, fixed rate	3	55,122	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	129,107	LIBOR plus 2.15% to LIBOR plus 3.45%	December 2009 to October 2010
Mezzanine loans, fixed rate	7	81,333	5.78% to 11.00%	November 2009 to September 2016
Total (2)	60	$781,669
December 31, 2008:
Whole loans, floating rate (1)	29	$431,985	LIBOR plus 1.50% to LIBOR plus 4.40%	April 2009 to August 2011
Whole loans, fixed rates (1)	7	87,352	6.98% to 10.00%	May 2009 to August 2012
B notes, floating rate	4	33,535	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2009 to October 2009
B notes, fixed rate	3	55,534	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	129,459	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2009 to February 2010
Mezzanine loans, fixed rate	7	81,274	5.78% to 11.00%	November 2009 to September 2016
Total (2)	60	$819,139

(1)
Whole loans had $10.6 million and $26.6 million in unfunded loan commitments as of September 30, 2009 and December 31, 2008, respectively, that are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $28.4 million and $15.1 million recorded as of September 30, 2009 and December 31, 2008, respectively.

(3)
Excludes two floating rate whole loans.  One whole loan matured in July 2009 and is in foreclosure.  The other whole loan matured and is on a month-to-month extension.  This loan is current with respect to interest.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT− (Continued)

As of September 30, 2009, the Company had recorded an allowance for loan losses of $59.4 million consisting of a $31.0 million allowance on the Company’s bank loan portfolio and a $28.4 million allowance on the Company’s commercial real estate portfolio as a result of the Company classifying twelve bank loans and three commercial real estate as loans impaired as well as the result of the maintenance of a general reserve for each portfolio.

As of December 31, 2008, the Company had recorded an allowance for loan losses of $43.9 million consisting of a $28.8 million allowance on the Company’s bank loan portfolio and a $15.1 million allowance on the Company’s commercial real estate portfolio as a result of the Company classifying ten bank loans and one commercial real estate loan as impaired.  The Company also established a general reserve on each of these portfolios.

NOTE 6 –DIRECT FINANCING LEASES AND NOTES

On June 30, 2009, the Company sold a membership interest in a subsidiary that primarily held a pool of leases valued at $89.8 million and transferred the $82.3 million balance of the related secured term facility to Resource America.  No gain or loss was recognized on the sale.  The Company received a note of $7.5 million from Resource America for the equity in the portfolio on June 30, 2009.  The promissory note from the subsidiary bore interest at LIBOR plus 3%.  On July 1, 2009, $4.5 million of the promissory note was repaid.  The remaining outstanding principal balance of the note of $3.0 million was paid in full on August 3, 2009.  The balance of direct financing leases and notes was $104.0 million as of December 31, 2008.

At September 30, 2009, the Company had three leases that were sufficiently delinquent with respect to scheduled payments of interest to require a provision for lease loss.  As a result, the Company recorded an allowance for lease losses of $348,000.  The Company also recorded a general reserve of $300,000 during the three months ended September 30, 2009 to bring the total general reserve to $900,000 at September 30, 2009.  At December 31, 2008, the Company had seven leases that were sufficiently delinquent with respect to scheduled payments of interest to require a provision for lease losses.  As a result, the Company recorded an allowance for lease losses of $451,000.  The Company also recorded a general reserve of $300,000 during the three months ended December 31, 2008 to bring the general reserve to $450,000 at December 31, 2008.

The following table shows the changes in the allowance for lease loss (in thousands):

Allowance for lease loss at January 1, 2008	$	−
Provision for lease loss		901
Leases charged-off		(451)
Recoveries		−
Allowance for lease loss at December 31, 2008		450
Provision for lease loss		1,428
Leases charged-off		(978)
Recoveries		−
Allowance for lease loss at September 30, 2009		$900

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
(Unaudited)

NOTE 7 – BORROWINGS

The Company has financed the acquisition of its investments, including securities available-for-sale, securities held-to-maturity, loans and equipment leases and notes, primarily through the use of secured and unsecured borrowings in the form of CDOs, repurchase agreements, a secured term facility, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.  Certain information with respect to the Company’s borrowings at September 30, 2009 and December 31, 2008 is summarized in the following table (dollars in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Fair Value of Collateral
September 30, 2009:
Repurchase Agreements (1)	$54	3.50%	25.0 days	$3,894
RREF CDO 2006-1 Senior Notes (2)	240,052	1.12%	36.9 years	293,992
RREF CDO 2007-1 Senior Notes (3)	378,649	0.88%	37.0 years	442,927
Apidos CDO I Senior Notes (4)	318,942	1.08%	7.8 years	292,408
Apidos CDO III Senior Notes (5)	260,028	0.75%	10.7 years	229,183
Apidos Cinco CDO Senior Notes (6)	318,646	0.96%	10.6 years	291,607
Unsecured Junior Subordinated Debentures (7)	51,548	4.49%	26.9 years	−
Total	$1,567,919	1.07%	21.0 years	$1,554,011
December 31, 2008:
Repurchase Agreements (1)	$17,112	3.50%	18.0 days	$39,703
RREF CDO 2006-1 Senior Notes (2)	261,198	1.38%	37.6 years	322,269
RREF CDO 2007-1 Senior Notes (3)	377,851	1.15%	37.8 years	467,310
Apidos CDO I Senior Notes (4)	318,469	4.03%	8.6 years	206,799
Apidos CDO III Senior Notes (5)	259,648	2.55%	11.5 years	167,933
Apidos Cinco CDO Senior Notes (6)	318,223	2.64%	11.4 years	207,684
Secured Term Facility	95,714	4.14%	1.3 years	104,015
Unsecured Junior Subordinated Debentures (7)	51,548	6.42%	27.7 years	−
Total	$1,699,763	2.57%	20.6 years	$1,515,713

(1)
At September 30, 2009, collateral consisted of a RREF CDO 2007-1 Class H bond that was retained at closing with a carrying value of $3.9 million.  At December 31, 2008, collateral consisted of the RREF CDO 2007-1 Class H bond with a carrying value of $3.9 million and loans with a fair value of $35.8 million.

(2)
Amount represents principal outstanding of $243.5 million less unamortized issuance costs of $3.5 million as of September 30, 2009.  Amount represents principal outstanding of $265.5 million less unamortized issuance costs of $4.3 million as of December 31, 2008.  This CDO transaction closed in August 2006.

(3)
Amount represents principal outstanding of $383.9 million less unamortized issuance costs of $5.3 million as of September 30, 2009 and principal outstanding of $383.8 million less unamortized issuance costs of $5.9 million as of December 31, 2008.  This CDO transaction closed in June 2007.

(4)
Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $2.6 million as of September 30, 2009 and $3.0 million as of December 31, 2008.  This CDO transaction closed in August 2005.

(5)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $2.5 million as of September 30, 2009 and $2.9 million as of December 31, 2008.  This CDO transaction closed in May 2006.

(6)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $3.4 million as of September 30, 2009 and $3.8 million as of December 31, 2008.  This CDO transaction closed in May 2007.

(7)	Amount represents junior subordinated debentures issued to Resource Capital Trust I and RCC Trust II in May 2006 and September 2006, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

During the three months ended September 30, 2009, the Company acquired $14.5 million of senior notes, issued at par, by RREF 2006-1 at a weighted average price of 12.25%, or $1.8 million, resulting in a gain on extinguishment of debt of $12.7 million.

The Company had repurchase agreements with the following counterparties at the dates indicated (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2009:
Credit Suisse Securities (USA) LLC	$3,842	25	3.50%

December 31, 2008:
Natixis Real Estate Capital Inc.	$18,992	18	3.50%
Credit Suisse Securities (USA) LLC	$3,793	23	4.50%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Repurchase and Credit Facilities

Commercial Real Estate Loan – Term Repurchase Facility

In April 2007, the Company’s indirect wholly-owned subsidiary, RCC Real Estate SPE 3, LLC, entered into a master repurchase agreement with Natixis Real Estate Capital, Inc. to be used as a warehouse facility to finance the purchase of commercial real estate loans and commercial mortgage-backed securities.  The Company has guaranteed RCC Real Estate SPE 3, LLC’s performance of its obligations under the repurchase agreement.  At September 30, 2009, all borrowings under the repurchase agreement were repaid.  At December 31, 2008, RCC Real Estate SPE 3 had borrowed $17.0 million, all of which the Company had guaranteed.  At December 31, 2008, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $35.8 million and had a weighted average interest rate of one-month LIBOR plus 2.30%, which was 3.50% at December 31, 2008.

Through a series of amendments entered into in 2008 and 2009 between RCC Real Estate SPE 3 and Natixis, the term repurchase facility and the related Guaranty have been amended as follows:

●	The amount of the facility was reduced from $150,000,000 to $100,000,000.

●	The amount of the facility will further be reduced to the amount outstanding on October 18, 2009.

●
Beginning on November 25, 2008, any further repurchase agreement transactions may be made in Natixis’ sole discretion.  In addition, premiums over new repurchase prices are required for early repurchase by RCC Real Estate SPE 3 of the Existing Assets that represent collateral under the facility; however, the premiums will reduce the repurchase price of the remaining Existing Assets.

●	RCC Real Estate SPE 3’s obligation to pay non-usage fees was terminated.

●	The weighted average undrawn balance (as defined in the agreement) threshold exempting payment of the non-usage fee was reduced from $75,000,000 to $56,250,000.

●	The minimum net worth covenant amount was reduced from $250,000,000 to $125,000,000.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Repurchase and Credit Facilities − (Continued)

Commercial Real Estate Loans – Non-term Repurchase Facilities

In March 2005, the Company entered into a master repurchase agreement with Credit Suisse Securities (USA) LLC to finance the purchase of agency residential MBS (“RMBS”) securities.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At September 30, 2009, the Company had borrowed $54,000 with a weighted average interest rate of 3.50% and borrowings under the repurchase agreement were secured by a RREF CDO 2007-1 Class H bond that was retained at closing with a carrying value of $3.9 million.  At December 31, 2008, the Company had borrowed $90,000 with a weighted average interest rate of 4.50% and borrowings under the repurchase agreement were secured by a RREF CDO 2007-1 Class H bond that was retained at closing with a carrying value of $3.9 million.

NOTE 8 – SHARE ISSURANCE AND REPURCHASE

Under a dividend reinvestment plan authorized by the board of directors on June 12, 2008, the Company is authorized to issue up to $5.5 million shares of common stock.  During the three months ended September 30, 2009, the Company issued 658,963 shares of common stock at a weighted average price of $4.23 per share and received proceeds of $2.8 million.

Under a share repurchase plan authorized by the board of directors on July 26, 2007, the Company is authorized to repurchase up to 2.5 million of its outstanding common shares.  In January and February of 2009, the Company bought back 400,000 and 300,000 shares, respectively, at a weighted average price of $4.00 per share.  In July 2009, the Company bought back 700,000 shares at a weighted average price of $3.20 per share.  The Company has repurchased a total of 1,663,000 shares under this program.

NOTE 9 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2009	17,261	435,049	452,310
Issued	52,632	197,500	250,132
Vested	(17,261)	(212,854)	(230,115)
Forfeited	−	(8,191)	(8,191)
Unvested shares as of September 30, 2009	52,632	411,504	464,136

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the nine months ended September 30, 2009 and year ended December 31, 2008, including shares issued to the five non-employee directors, was $709,000 and $1.5 million, respectively.

On January 26, 2009, the Company issued 40,452 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest in full on January 26, 2010.

On January 29, 2009, the Company issued 37,500 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on January 29, 2010.  The balance will vest annually thereafter through January 29, 2012.

On February 1, 2009 and March, 9 2009, the Company granted 6,716 and 45,916 shares of restricted stock, respectively, under its 2005 Stock Incentive Plan and 2007 Omnibus Equity Compensation Plan, respectively, to the Company’s non-employee directors as part of their annual compensation.  These shares will vest in full on the first anniversary of the date of grant.

On February 2, 2009, the Company granted 60,000 shares of restricted stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares vested 25% on issuance and 12.5% on March 31, 2009, June 30, 2009 and September 30, 2009.  The balance will vest quarterly thereafter through September 30, 2010.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
(Unaudited)

NOTE 9 – SHARE-BASED COMPENSATION – (Continued)

On February 2, 2009, the Company granted 60,000 shares of restricted stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares vested 25% on issuance and 12.5% on March 31, 2009, June 30, 2009 and September 30, 2009.  The balance will vest quarterly thereafter through September 30, 2010.

On February 20, 2009, the Company granted 35,046 shares of restricted stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest in full on February 20, 2010.

On July 30, 2009, the Company granted 24,502 shares of restricted stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest in full on July 30, 2010.

The following table summarizes stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2009	624,166	$14.99
Granted	−	−
Exercised	−	−
Forfeited	−	−
Outstanding as of September 30, 2009	624,166	$14.99	6	$588
Exercisable at September 30, 2009	602,500	$14.99	6	$567

The stock options have a remaining contractual term of six years.  Upon exercise of options, new shares are issued.

The following table summarizes the status of the Company’s unvested stock options as of September 30, 2009:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	43,333	$14.88
Granted	−	−
Vested	(21,667)	$14.88
Forfeited	−	−
Unvested at September 30, 2009	21,666	$14.88

The weighted average period the Company expects to recognize the remaining expense on the unvested stock options is less than one year.

The following table summarizes the status of the Company’s vested stock options as of September 30, 2009:

Vested Options	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2009	580,833		$15.00
Vested	21,667		$14.88
Exercised	−		−
Forfeited	−	$	−
Vested as of September 30, 2009	602,500		$14.99	6	$ 567

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
(Unaudited)

NOTE 9 – SHARE-BASED COMPENSATION – (Continued)

The stock option transactions are valued using the Black-Scholes model using the following assumptions:

	As of September 30,	As of December 31,
	2009	2008
Expected life	8 years	8 years
Discount rate	3.48%	2.94%
Volatility	172.44%	127.20%
Dividend yield	22.06%	33.94%

The estimated fair value of each option granted at September 30, 2009 and December 31, 2008 was $0.942 and $0.149, respectively.  For the three and nine months ended September 30, 2009, and 2008, the components of equity compensation expense were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009	2008
Options granted to Manager and non-employees	$13	$	−	$14	$(54)
Restricted shares granted to Manager and non-employees	680		129	976	755
Restricted shares granted to non-employee directors	28		28	84	78
Total equity compensation expense	$721		$157	$1,074	$779

During the nine months ended September 30, 2009, the Manager received 26,097 shares as incentive compensation valued $98,000 pursuant to the Management Agreement.  During the nine months ended September 30, 2008, the Manager received 17,839 shares as compensation, valued at $142,000, pursuant to the Management Agreement.  There was no incentive fee received during the three months ended September 30, 2009, June 30, 2009 or September 30, 2008.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of September 30, 2009.  All awards are discretionary in nature and subject to approval by the compensation committee.

NOTE 10 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic:
Net income (loss)	$11,528	$88	$(5,751)	$4,194
Weighted average number of shares outstanding	24,112,240	24,814,789	24,321,007	24,719,889
Basic net income (loss) income per share	$0.48	$0.00	$(0.24)	$0.17

Diluted:
Net income (loss)	$11,528	$88	$(5,751)	$4,194
Weighted average number of shares outstanding	24,112,240	24,814,789	24,321,007	24,719,889
Additional shares due to assumed conversion of dilutive instruments	264,441	239,507	−	170,076
Adjusted weighted-average number of common shares outstanding	24,376,681	25,054,296	24,321,007	24,889,965
Diluted net income (loss) per share	$0.47	$0.00	$(0.24)	$0.17

(Back to Index)

(Back to Index)

ESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
(Unaudited)

NOTE 10 –EARNINGS PER SHARE – (Continued)

Potentially dilutive shares relating to 88,147 shares of restricted stock are not included in the calculation of diluted net (loss) per share for the nine months ended September 30, 2009, because the effect was anti-dilutive.

NOTE 11 – RELATED PARTY TRANSACTIONS

Relationship with Resource Real Estate

Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At September 30, 2009 and December 31, 2008, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio for $24,000 at each date.

Relationship with LEAF

LEAF, a majority-owned subsidiary of Resource America, originates and manages equipment leases and notes on the Company’s behalf.  The Company purchases its equipment leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs.  The Company did not acquire any equipment lease and note investments during the three and nine months ended September 30, 2009.  For the three and nine months ended September 30, 2008, the Company had acquired $22.2 million and $36.3 million, respectively, of equipment lease and note investments from LEAF, including $222,000 and $360,000, respectively, of origination cost reimbursements.  In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes.  At September 30, 2009 and December 31, 2008, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of $2,000 and $172,000, respectively.  LEAF’s servicing fees for the three and nine months ended September 30, 2009 were $7,000 and $500,000, respectively, as compared to $232,000 and $698,000 for the three and nine months ended September 30, 2008, respectively.

On June 30, 2009, the Company sold a membership interest in a subsidiary that primarily held a pool of leases valued at $89.8 million and transferred the $82.3 million balance of the related secured term facility to Resource America.  No gain or loss was recognized on the sale.  The Company received a note of $7.5 million from Resource America for the equity in the portfolio on June 30, 2009.  The promissory note from the subsidiary bears interest at LIBOR plus 3%.  On July 1, 2009, $4.5 million of the promissory note was repaid.  The remaining outstanding principal balance of the note of $3.0 million was paid in full on August 3, 2009.

Relationship with Resource America

At September 30, 2009, Resource America, owned 2,048,675 shares, or 8.2%, of the Company’s outstanding common stock.  In addition, Resource America holds 2,166 options to purchase common stock.

The Company is managed by the Manager pursuant to the Management Agreement that provides for both base and incentive management fees.  For the three and nine months ended September 30, 2009, the Manager earned base management fees of approximately $877,000 and $2.8 million, respectively, and earned $3.1 million of incentive management fees during the three and nine months ended September 30, 2009.  For the three and nine months ended September 30, 2008, the Manager earned base management fees of approximately $1.1 million and $3.5 million, respectively, and incentive management fees of $799,000 and $1.4 million, respectively.  The Company may also reimburse the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  On October 16, 2009, the Company entered into an amendment to its Amended and Restated Management Agreement dated as of June 30, 2008, by and among the Company, Resource Capital Manager, Inc. and Resource America, Inc.  Pursuant to the Amendment, the Manager will provide the Company with a Chief Financial Officer and three accounting professionals, each of whom will be exclusively dedicated to the operations of the Company.  The Manager will also provide the Company with a director of investor relations who will be 50% dedicated to the Company’s operations.  The Amendment also provides the Company will bear the expense of the wages, salaries and benefits of the Chief Financial Officer, director of investor relations and three accounting professionals referred to above.  For the three and nine months ended September 30, 2009, the Company reimbursed the Manager $130,000 and $427,000, respectively, for such expenses.  For the three and nine months ended September 30, 2008, the Company reimbursed the Manager $105,000 and $288,000, respectively, for such expenses.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with Resource America

At September 30, 2009, the Company was indebted to the Manager for base management fees of $299,000, incentive management fees of $3.1 million and for reimbursement of expenses of $90,000.  At December 31, 2008, the Company was indebted to the Manager for base management fees of $725,000, incentive management fees of $397,000 and for reimbursement of expenses of $73,000.  These amounts are included in accounts payable and other liabilities.

Relationship with Law Firm

Until 1996, the Company’s Chairman, Edward Cohen, was of counsel to Ledgewood, P.C., a law firm.  For the three and nine months ended September 30, 2009, the Company paid Ledgewood approximately $71,000 and $172,000, respectively, for legal services as compared to $38,000 and $139,000 for the three and nine months ended September 30, 2008, respectively.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

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

On September 17, 2009, the Company declared a quarterly distribution of $0.30 per share of common stock, $7.5 million in the aggregate, which was paid on October 27, 2009 to stockholders of record as of September 30, 2009.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:

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
SEPTEMBER 30, 2009
(Unaudited)

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

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

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Assets and liabilities measured on a recurring basis
	Level 1		Level 2		Level 3		Total
Assets:
Securities available-for-sale	$	−	$	−		$40,599	$40,599
Total assets at fair value	$	−	$	−		$40,599	$40,599
Liabilities:
Derivatives (net)	$	−		$15,658	$	−	$15,658
Total liabilities at fair value	$	−		$15,658	$	−	$15,658

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

Level 3
Beginning balance, January 1, 2009	$29,260
Total gains or losses (realized/unrealized):
Included in earnings	(4,999)
Purchases, sales, issuances, and settlements (net)	20,132
Included in other comprehensive income	(3,794)
Ending balance, September 30, 2009	$40,599

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
(Unaudited)

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The Company had $895,000 and $6.6 million of losses included in earnings due to the other-than-temporary impairment charge of two assets during the three and nine months ended September 30, 2009, respectively.  These losses are included in the consolidated statement of operations as impairment.

Loans held for sale consist of bank loans identified for sale due to credit issues.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of loans held for sale and impaired loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies loans held for sale and impaired loans as recurring Level 2.  The amount of the adjustment for fair value for loans held for sale for the nine months ended September 30, 2009 was $12.7 million and is included in the consolidated statement of operations as net realized and unrealized losses on loans and investments.  For loans where there is no market, the loans are measured using cash flows and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the nine months ended September 30, 2009 was $25.6 million and are included in the consolidated statement of operations as provision for loan and lease loss.

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Assets and liabilities measured on a nonrecurring basis
	Level 1		Level 2	Level 3		Total
Assets:
Loans held for sale	$	−	$15,103	$	−	$15,103
Securities held-to-maturity		−	1,208		−	1,208
Impaired loans		−	9,114		71,304	80,418
Total assets at fair value	$	−	$25,425		$71,304	$96,729

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, interest receivable, principal receivable, repurchase agreements, warehouse lending facilities and accrued interest expense approximates their carrying value on the consolidated balance sheet. The fair value of the Company’s investment securities available-for-sale is reported in Note 3. The fair value of the Company’s derivative instruments is reported in Note 14.

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated statement of financial position are reported below.

	Fair Value of Financial Instruments
	(in thousands)
	September 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Securities held to maturity	$32,624	$16,844	$28,157	$4,818
Loans held-for-investment	$1,585,075	$1,535,994	$1,684,622	$1,033,109
CDOs	$1,516,317	$808,689	$1,535,389	$690,926
Junior subordinated notes	$51,548	$20,619	$51,548	$10,310

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
(Unaudited)

NOTE 14 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

At September 30, 2009, the Company had 13 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.14% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $228.1 million at September 30, 2009.  In addition, the Company also has one interest rate cap agreement with a notional amount of $14.8 million outstanding whereby it reduced its exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through the consolidated statement of operations.

At December 31, 2008, the Company had 31 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.07% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $325.0 million at December 31, 2008.

The estimated fair value of the Company’s interest rate swaps was ($15.7) million and ($31.6) million as of September 30, 2009 and December 31, 2008, respectively.  The Company had aggregate unrealized losses of $17.6 million and $33.8 million on the interest rate swap agreements as of September 30, 2009 and December 31, 2008, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the maturity of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the maturity of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the maturity of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the maturity of the terminated swap and the amortization is reflected in interest expense in the Company’s consolidated statements of operations.

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2009 and on the consolidated statement of operations for the nine months ended September 30, 2009:

Fair Value of Derivative Instruments as of September 30, 2009 (in thousands)
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap agreement	$14,841	Derivatives, at fair value	$70

Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	$228,106	Derivatives, at fair value	$(15,728)
		Accumulated other comprehensive loss	$15,728

The Effect of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2009 (in thousands)
	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap agreement	$14,841	Interest expense	$65

(1)	Negative values indicate a decrease to the associated balance sheet or consolidated statement of operations line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2009
(Unaudited)

NOTE 14 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS – (Continued)

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on MBS in the Company’s investment portfolio.  The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount.  At September 30, 2009, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $17.3 million.  At December 31, 2008, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $3.7 million.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-Q on November 6, 2009, and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the unaudited consolidated financial statements except for the following transaction:

●	The Company received $4.1 million in proceeds related to the issuance of 809,769 shares of common stock under the Company’s dividend reinvestment plan during October 2009.

●
In October 2009, the Company amended its unsecured junior subordinated debentures with a total value outstanding of $51.5 million.  The amendment provides for an interest rate increase of 2% (from 3.95% plus LIBOR to 5.95% plus LIBOR) on both deals of a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of the financial covenants.  The interest rate adjustment takes effect as of October 1, 2009 and expires on September 30, 2011 and the covenant waiver expires on January 1, 2012.

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

We are externally managed by Resource Capital Manager, Inc., which we refer to as the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for its own account and for outside investors in the commercial finance, real estate, and financial fund management sectors.  As of June 30, 2009, Resource America managed approximately $14.3 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

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

Ongoing problems in real estate and credit markets continue to impact our operations, particularly our ability to generate capital and financing to execute our investment strategies.  These problems have also affected a number of our commercial real estate borrowers and, with respect to 18 of our commercial real estate loans, caused us to enter into loan modifications.  We have increased our provision for loan and lease losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of the CMBS and other ABS in our investment portfolio.  While we believe we have appropriately valued the assets in our investment portfolio at September 30, 2009, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely effected by market conditions.

(Back to Index)

(Back to Index)

The events occurring in the credit markets have impacted our financing and investing strategies and, as a result, our ability to originate new investments and to grow.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio has largely disappeared.  Since our sponsorship in June 2007 of Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, we have not sponsored any new securitizations and we do not expect to be able to sponsor new securitizations for the foreseeable future.  Short-term financing through warehouse lines of credit and repurchase agreements has become largely unavailable and unreliable as increasing volatility in the valuation of assets similar to those we originate has increased the risk of margin calls.  To reduce our exposure to margin calls or facility terminations, we have paid down repurchase agreement borrowings, by $17.0 million during the nine months ended September 30, 2009, which finance commercial real estate loans and other securities that we hold.  We no longer have any outstanding short-term borrowings as a result of displacement in the credit markets.  Because of rising interest rates year-to-date in 2009, we received proceeds from margin calls related to our interest rate derivatives of $2.3 million during the nine months ended September 30, 2009.

Credit market conditions and the recessionary economy have also resulted in an increasing number of loan modifications, particularly in our commercial real estate loans.  Borrowers have experienced deterioration in the performance of the properties we have financed or delays in implementing their business plans.  In order to assist our borrowers in effectuating their business plans, including the leasing and repositioning of the underlying assets, we have been willing to enter into loan modifications that would adapt our financing to their particular situations.  The most common loan modifications have included term extensions and modest interest rate reductions through the lowering of London Interbank Offered Rate, or LIBOR, floors, offset by increased interest rate spreads over LIBOR.  In exchange for the loan modifications, we have received partial principal pay-downs, new equity investment commitments in the properties from the borrowers or their principals, additional fees and other structural improvements and enhancements to the loans.  In addition, in four of our loan modifications, we have reduced our future funding obligations by approximately $12.4 million in the aggregate to preserve our own liquidity.  Since the beginning of 2008 through September 30, 2009, we have modified 18 commercial real estate, or CRE, loans.  We expect that we may have more CRE loan modifications in the future.

Currently, we seek to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations.  The following is a summary of repayments we received during the nine months ended September 30, 2009:

●	$7.0 million of commercial real estate loans paid off;

●	$36.8 million of commercial real estate loans principal repayments;

●	$51.3 million of bank loan principal repayments; and

●	$82.4 million of bank loan sale proceeds.

As of September 30, 2009, we had $54,000 of outstanding repurchase agreements (including accrued interest) with pledged collateral of $3.9 million of CRE CDO notes which was reduced from $17.1 million of outstanding repurchase agreements (including accrued interest) with pledged collateral of $3.9 million CRE CDO notes and CRE loans of $35.8 million at December 31, 2008.  On October 28, 2009, we paid-off the $54,000 of repurchase agreement debt.

We expect to continue to generate net investment income from our current investment portfolio and generate dividends for our shareholders.

As of September 30, 2009, we had invested 72% of our portfolio in commercial real estate-related assets 27% in commercial bank loans and 1% in direct financing leases and notes.  As of December 31, 2008, we had invested 72% of our portfolio in commercial real estate-related assets 25% in commercial bank loans and 3% in direct financing leases and notes.

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

(Back to Index)

(Back to Index)

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

The total balance of impaired loans and leases was $124.6 million and $23.9 million at September 30, 2009 and December 31, 2008, respectively.  The balance of impaired loans and leases with a valuation allowance was $117.2 million at September 30, 2009.  The balance of impaired loans without a specific valuation allowance was $7.4 million at September 30, 2009.  All loans and leases deemed impaired at December 31, 2008 had an associated valuation allowance.  The specific valuation allowance related to these impaired loans and leases was $44.2 million and $19.6 million at September 30, 2009 and December 31, 2008, respectively.  The average balance of impaired loans and leases was $116.8 million and $24.9 million during the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.  For the nine months ended September 30, 2009 and the year ended December 31, 2008, we did not recognize any income on impaired loans and leases.

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

The following tables show the changes in the allowance for loan and lease losses (in thousands):

Allowance for loan loss at January 1, 2009	$43,867
Provision for loan loss	31,183
Loans charged-off	(15,616)
Recoveries	−
Allowance for loan loss at September 30, 2009	$59,434
Allowance for lease loss at January 1, 2009	$450
Provision for lease loss	1,428
Leases charged-off	(978)
Recoveries	−
Allowance for lease loss at September 30, 2009	$900

Classifications and Valuation of Investment Securities

We follow the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  We determined fair value based on quoted prices when available or, if quoted prices are not available through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:

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

The following table presents information about our assets (including derivatives that are presented on a net basis) measured at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

Assets and liabilities measured on a recurring basis
	Level 1		Level 2		Level 3		Total
Assets:
Securities available-for-sale	$	−	$	−		$40,599	$40,599
Total assets at fair value	$	−	$	−		$40,599	$40,599

Liabilities:
Derivatives (net)	$	−		$15,658	$	−	$15,658
Total liabilities at fair value	$	−		$15,658	$	−	$15,658

The following table presents additional information about assets which are measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value.

Level 3
Beginning balance, January 1, 2009	$29,260
Total gains or losses (realized/unrealized):
Included in earnings	(4,999)
Purchases, sales, issuances, and settlements (net)	20,132
Included in other comprehensive income	(3,794)
Ending balance, September 30, 2009	$40,599

We had $895,000 and $6.6 million of asset impairments recognized in our consolidated statement of operations related to other-than-temporary impairments on two securities during the three and nine months ended September 30, 2009, respectively.

        Loans held for sale consist of bank loans identified for sale due to credit issues.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of loans held for sale and impaired loans is based on what secondary markets are currently offering for these loans.  As such, we classify loans held for sale and impaired loans as recurring Level 2.  The amount of the adjustment for fair value for loans held for sale for the nine months ended September 30, 2009 was $12.7 million and is included in the consolidated statement of operations as net realized and unrealized losses on loans and investments.  For loans where there is no market, the loans are measured third-party using cash flows and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the nine months ended September 30, 2009 was $25.6 million and are included in the consolidated statement of operations as provision for loan and lease losses.

(Back to Index)

(Back to Index)

Results of Operations − Three and Nine Months Ended September 30, 2009 as compared to
     Three and Nine Months Ended September 30, 2008

Our net income for the three months ended September 30, 2009 was $11.5 million, or $0.48 per share-basic ($0.47 per share-diluted) and our net loss for the nine months ended September 30, 2009 was $5.8 million, or ($0.24) per share (basic and diluted) as compared to net income of $88,000 or $0.00 per share (basic and diluted), and $4.2 million, or $0.17 per share (basic and diluted) for the three and nine months ended September 30, 2008.

To a large extent, the increase in net income for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 is primarily due to a gain on the extinguishment of debt of $12.7 million during the three months ended September 30, 2009.

Interest Income

The following table sets forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income from loans:
Bank loans	$8,444	3.64%	$917,495	$12,264	5.19%	$925,659
Commercial real estate loans	11,763	5.95%	$783,682	16,314	7.34%	$845,021
Total interest income from loans	20,207			28,578

Interest income from securities:
CMBS-private placement	1,509	6.25%	$95,334	1,062	5.68%	$74,218
Securities held-to-maturity	397	4.84%	$34,256	325	5.00%	$27,247
Total interest income from securities available-for- sale	1,906			1,387

Leasing	11	1.70%	$2,603	1,995	8.68%	$89,729

Interest income – other:
Temporary investment in over-night repurchase agreements	377	N/A	N/A	352	N/A	N/A
Total interest income − other	377			352
Total interest income	$22,501			$32,312

(Back to Index)

(Back to Index)

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income from loans:
Bank loans	$25,863	3.77%	$923,324	$40,246	5.66%	$920,930
Commercial real estate loans	38,470	6.39%	$792,070	48,639	7.31%	$849,384
Total interest income from loans	64,333			88,885

Interest income from securities:
Other ABS	−	N/A	N/A	19	0.24%	$6,000
CMBS-private placement	3,274	5.32%	$81,281	3,382	5.50%	$76,909
Securities held-to-maturity	1,400	5.68%	$32,399	1,143	6.22%	$25,390
Total interest income from securities available-for- sale	4,674			4,544

Leasing	4,337	8.6%	$65,300	5,946	8.68%	$92,277

Interest income – other:
Interest income – other (1)	−	N/A	N/A	997	N/A	N/A
Temporary investment in over-night repurchase agreements	1,053	N/A	N/A	1,181	N/A	N/A
Total interest income − other	1,053			2,178
Total interest income	$74,397			$101,553

(1)
Represents cash received from Ischus CDO II in excess of our investment balance.  We sold our interest in Ischus CDO II in November 2008 and, as a result, deconsolidated it at that time.  Income on this investment was recognized using the cost recovery method.

Interest income decreased $9.8 million (30%) and $27.2 million (27%) to $22.5 million and $74.4 million for the three and nine months ended September 30, 2009, respectively, from $32.3 million and $101.6 million for the three and nine months ended September 30, 2008, respectively.  We attribute this decrease to the following:

Interest Income from Loans

Aggregate interest income from bank and commercial real estate loans decreased $8.4 million (29%) and $24.6 million (28%) to $20.2 million and $64.3 million for the three and nine months ended September 30, 2009, respectively, from $28.6 million and $88.9 million for the three and nine months ended September 30, 2008, respectively.

Bank loans generated $8.4 million and $25.9 million of interest income for the three and nine months ended September 30, 2009, respectively, as compared to $12.3 million and $40.2 million for the three and nine months ended September 30, 2008, decreases of $3.8 million (31%) and $14.4 million (36%), respectively.  These decreases resulted primarily from a decrease in the weighted average rate to 3.64% and 3.77% for the three and nine months ended September 30, 2009, respectively, from 5.19% and 5.66% for the three and nine months ended September 30, 2008, respectively, primarily as a result of the decrease in LIBOR which is a reference index for the rates payable by these loans.

These decreases in LIBOR were partially offset by an increase in accretion income as a result of the purchase of assets at bigger discounts during the nine months ended September 30, 2009.

(Back to Index)

(Back to Index)

Commercial real estate loans produced $11.8 million and $38.5 million of interest income for the three and nine months ended September 30, 2009, respectively, as compared to $16.3 million and $48.6 million for the three and nine months ended September 30, 2008, respectively, decreases of $4.6 million (28%) and $10.2 million (21%), respectively.  These decreases are the result of the following:

●
a decrease in the weighted average balance of $61.2 million and $57.3 million on our commercial real estate loans to $783.9 million and $792.1 million for the three and nine months ended September 30, 2009, respectively, from $845.0 million and $849.4 million for the three and nine months ended September 30, 2008, respectively, primarily as a result of payoffs and paydowns and to a lesser extent as a result of write-offs taken on several loans; and

●
a decrease in the weighted average interest rate to 5.95% and 6.39% for the three and nine months ended September 30, 2009, respectively, from 7.34% and 7.31% for the three and nine months ended September 30, 2008, respectively, primarily as a result of the decrease in LIBOR which is a reference index for the rates payable by these loans and to a lesser extent as a result of modifications to lower the LIBOR floor on several loans.  For a further discussion of commercial real estate loan modifications, see "-Overview," above.

Interest Income from Securities

Aggregate interest income from securities (CMBS-private placement, securities held-to-maturity and other ABS) increased $519,000 (37%) and $130,000 (3%) to $1.9 million and $4.7 million for the three and nine months ended September 30, 2009, respectively from $1.4 million and $4.5 million for the three and nine months ended September 30, 2008, respectively.

Interest income from CMBS-private placement increased to $1.5 million (42%) for the three months ended September 30, 2009 and decreased $108,000 (3%) to $3.3 million for the nine months ended September 30, 2009 from $1.1 million and $3.4 million for the three and nine months ended September 30, 2008, respectively.

      The increase for the three months ended September 30, 2009 resulted primarily from the following:

●
an increase in the weighted average rate to 6.25% for the three months ended September 30, 2009 from 5.68% for the three months ended September 30, 2008, primarily as a result of the increase of $335,000 in the accretion of discounts to $447,000 for the three months ended September 30, 2009 from $112,000 for the three months ended September 30, 2008 as a result of new positions purchased at large discounts to par during the three months ended September 30, 2009.  The increase in accretion was partially offset by a decrease in LIBOR which is a reference index for the rates payable on some of these securities; and

●
an increase of the weighted average balance on these securities of $21.1 million to $95.3 million for the three months ended September 30, 2009 from $74.2 million for the three months ended September 30, 2008, as a result of the purchase of $34.5 million par of CMBS-private placement positions during the three months ended September 30, 2009.

The decrease for the nine months ended September 30, 2009 resulted primarily from the following:

●
a decrease in the weighted average rate to 5.32% for the nine months ended September 30, 2009, from 5.50% for the nine months ended September 30, 2008, primarily as a result of the decrease in LIBOR which is a reference index for the rates payable by these loans.  This decrease in rate was partially offset by an increase in accretion of discounts to $667,000 for the nine months ended September 30, 2009 from $334,000 for the nine months ended September 30, 2008 as a result of new positions purchased at large discounts during the three months ended September 30, 2009.

The decrease in weighted average rate was partially offset by an increase of the weighted average balance on these securities of $4.4 million to $81.3 million for the nine months ended September 30, 2009, from $76.9 million for the nine months ended September 30, 2008, as a result of the purchase of $34.5 million par of CMBS-private placement positions during the three months ended September 30, 2009.

Interest income from other ABS decreased $19,000 to $0 for the nine months ended September 30, 2009 from $19,000 for the nine months ended September 30, 2008 as a result of the default of a collateral position which has not paid interest since the three months ended March 31, 2008.  We do not expect to receive interest from this other ABS, which has been recognized as an other-than-temporary impairment, for the foreseeable future.

(Back to Index)

(Back to Index)

Interest income from securities held-to-maturity increased $72,000 (22%) and $257,000 (22%) to $397,000 and $1.4 million for the three and nine months ended September 30, 2009, respectively from $325,000 and $1.1 million for the three and nine months ended September 30, 2008, respectively.  These increases are primarily from an increase in the weighted average balance on these securities of $7.0 million and $7.0 million to $34.3 million and $32.4 million for the three and nine months ended September 30, 2009, respectively, from $27.2 million and $25.4 million for the three and nine months ended September 30, 2008, respectively, as a result of the purchase of $34.5 million par of CMBS-private placement positions during the three months ended September 30, 2009.  The increases in weighed average balance were partially offset by decreases in the weighted average rate to 4.84% and 5.68% for the three and nine months ended September 30, 2009, respectively, from 5.00% and 6.22% for the three and nine months ended September 30, 2008, respectively, primarily as a result of the decrease in LIBOR which is a reference index for the rates payable by some of these securities.

Interest Income from Leasing

Interest income from leasing generated $11,000 and $4.3 million of interest income for the three and nine months ended September 30, 2009, respectively as compared to $2.0 million and $5.9 million for the three and nine months ended September 30, 2008, respectively, decreases of $2.0 million (99%) and $1.6 (27%), respectively.  These decreases are primarily the result of the sale of a majority of the leasing portfolio, at par, as of June 30, 2009.

Interest Income − Other

Interest income-other decreased $1.1 million (52%) from $2.2 million for the nine months ended September 30, 2008, to $1.1 million for the nine months ended September 30, 2009.  The decrease for the nine months ended is primarily the result of a decrease in interest income from our equity method investment in Ischus CDO II.  We used the cost recovery method to recognize the income on this investment.  We sold our interest in Ischus CDO II in November 2007 and, as a result, deconsolidated it at that time.  For the three months ended March 31, 2008, $997,000 of interest income was recognized on this investment.  No such income has been recognized since March 31, 2008.  In addition, the balance of the decrease for the nine months ended is the result of decreases in our temporary investment income due to lower rates earned on our over-night repurchase agreements.

Interest Expense

The following tables set forth information relating to our interest expense incurred for the periods presented (in thousands, except percentages):

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$3,114	1.35%	$906,000	$7,993	3.46%	$906,000
Commercial real estate loans	2,460	1.46%	$645,929	6,587	3.68%	$697,190
CMBS-private placement	−	N/A	N/A	39	3.73%	$4,181
Leasing	−	N/A	N/A	884	4.28%	$83,192
General	3,629	4.92%	$278,290	3,161	3.20%	$379,996
Total interest expense	$9,203			$18,664

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$12,987	1.90%	$906,000	$27,087	4.02%	$906,000
Commercial real estate loans	7,738	1.52%	$657,752	21,689	4.21%	$700,103
CMBS-private placement	−	N/A	N/A	126	4.24%	$3,816
Leasing	2,143	4.63%	$58,858	3,100	4.79%	$87,469
General	12,960	4.92%	$337,693	8,734	2.93%	$386,761
Total interest expense	$35,828			$60,736

(Back to Index)

(Back to Index)

Interest expense decreased $9.5 million (51%) and $24.9 million (41%) to $9.2 million and $35.8 million for the three and nine months ended September 30, 2009, respectively, from $18.7 million and $60.7 million for the three and nine months ended September 30, 2008, respectively.  We attribute these decreases to the following:

Interest expense on bank loans was $3.1 million and $13.0 million for the three and nine months ended September 30, 2009, respectively, as compared to $8.0 million and $27.1 million for the three and nine months ended September 30, 2008, respectively, decreases of $4.9 million (61%) and $14.1 million (52%), respectively.  These decreases resulted from a decrease in the weighted average rate on the debt related to bank loans which decreased to 1.35% and 1.90% for the three and nine months ended September 30, 2009, respectively, from 3.46% and 4.02%, respectively, for the three and nine months ended September 30, 2008, respectively, due to a decrease in LIBOR which is a reference index for most of the rates payable on this debt.

Interest expense on commercial real estate loans was $2.5 million and $7.7 million for the three and nine months ended September 30, 2009, respectively, as compared to $6.6 million and $21.7 million for the three and nine months ended September 30, 2008, respectively, decreases of $4.1 million (63%) and $14.0 million (64%).  These decreases resulted primarily from the following:

●
a decrease in the weighted average interest rate to 1.46% and 1.52% for the three and nine months ended September 30, 2009, respectively, as compared to 3.68% and 4.21%  for the three and nine months ended September 30, 2008, respectively,  primarily as a result of a decrease in LIBOR which is a reference index for most of the rates payable on this debt; and

●
a decrease of $51.3 million and $42.3 million in the weighted average balance of debt to $645.9 million and $657.8 million for the three and nine months ended September 30, 2009, respectively, from $697.2 million and $700.1 million for the three and nine months ended September 30, 2008, respectively, primarily related to the paying down of our repurchase facilities as well as the repurchase of our own CDO debt.

Interest expense on CMBS-private placement was $39,000 and $126,000 for the three and nine months ended September 30, 2008.  There was no such interest expense for the three and nine months ended September 30, 2009.  The decrease is due to the elimination of advance rates on our pledged CMBS-private placement collateral in November 2008 as a result of policy changes surrounding advance rates at our lender.

Interest expense on leasing activities was $0 and $2.1 million for the three and nine months ended September 30, 2009, respectively, as compared to $884,000 and $3.1 million for the three and nine months ended September 30, 2008, respectively, decreases of $884,000 (100%) and $957,000 (31%) for the three and nine months ended September 30, 2009, respectively.  These decreases are primarily the result of the sale of a majority of the leasing portfolio and the simultaneous transfer of all of the related debt to Resource America who purchased the leases, at par, as of June 30, 2009.

General interest expense was $3.6 million and $13.0 million for the three and nine months ended September 30, 2009, respectively, as compared to $3.2 million and $8.7 million for the three and nine months ended September 30, 2008, respectively, increases of $468,000 (15%) and $4.2 million (48%), respectively.  These increases resulted primarily from an increase of $742,000 and $4.9 million for the three and nine months ended September 30, 2009, respectively, on our interest rate derivatives that fix the rate we pay under these agreements.  During the three and nine months ended September 30, 2009, the fixed rate we paid exceeded the floating rate we received due to a decrease in LIBOR.  The increase in derivative expense was partially offset by a decrease in interest expense of $287,000 and $842,000 for the three and nine months ended September 30, 2009, respectively, related to our unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities as a result of a decrease in LIBOR which is a reference index for the rates payable by these debentures.

Non-Investment Expenses

The following table sets forth information relating to our expenses incurred for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Management fee – related party	$3,954	$1,915	$5,880	$4,824
Equity compensation − related party	721	157	1,074	779
Professional services	739	773	2,792	2,229
Insurance	220	171	609	469
General and administrative	410	421	1,256	1,119
Income tax expense (benefit)	6	(33)	5	134
Total	$6,050	$3,404	$11,616	$9,554

(Back to Index)

(Back to Index)

      Management fee–related party increased $2.0 million (106%) and $1.1 million (22%) to $4.0 and $5.9 million for the three and nine months ended September 30, 2009, respectively, as compared to $1.9 million and $4.8 million for the three and nine months ended September 30, 2008, respectively.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement.  Incentive management fees increased by $2.3 million (285%) and $1.7 million (125%) to $3.1 million and $3.1 million for the three and nine months ended September 30, 2009, respectively from $799,000 and $1.4 million for the three and nine months ended September 30, 2008, respectively.  The increase is the result of a considerable fee of $3.1 million for the three months ended September 30, 2009 primarily as a result of the gain on extinguishment of debt during the three months ended September 30, 2009.  The base management fees decreased by $238,000 (21%) and $653,000 (19%) to $877,000 and $2.8 million for the three and nine months ended September 30, 2009, respectively, as compared to $1.1 million and $3.5 million for the three and nine months ended September 30, 2008, respectively.  This decrease was due to our decreased stockholders’ equity, a component in the formula by which base management fees are calculated, primarily as a result of significant additional provisions for loan and lease losses during 2009.

Equity compensation expense increased $564,000 (359%) and $295,000 (38%) to $721,000 and $1.1 million for the three and nine months ended September 30, 2009, respectively, from $157,000 and $779,000 for the three and nine months ended September 30, 2008, respectively.  These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America who provide investment management services to us through our Manager.  The increase in expense was primarily the result of the increase of our stock price and its impact on our quarterly remeasurement of unvested stock and options.  In addition, this increase was also the result of the issuance of several new restricted stock grants during 2009.

Professional services decreased $34,000 (4%) and increased $563,000 (25%) to $739,000 and $2.8 million for the three and nine months ended September 30, 2009, respectively, as compared to $773,000 and $2.2 million for the three and nine months ended September 30, 2008, respectively.  The increase for the nine months ended September 30, 2009 was primarily the result of increases in legal fees of $605,000 for the nine months ended September 30, 2009, primarily related to collections on our leasing portfolio and work on our CRE loan modifications.

Income tax expense increased $39,000 (118%) and decreased $129,000 (96%) to expenses of $6,000 and $5,000 for the three and nine months ended September 30, 2009, respectively, from a benefit of $33,000 and expense of $134,000 for the three and nine months ended September 30, 2008, respectively.  The decrease in expense for the nine months ended September 30, 2009 is the result of an establishment of a valuation allowance against our ability to utilize net operating loss carryfowards due to the disposition of assets held by our TRS during the three months ended September 30, 2009.

Other Income (Expense)

The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009	2008
Impairment losses on investment securities	$(3,019)	$	−	$(19,372)	$	−
Recognized in other comprehensive loss	(2,124)		−	(12,812)		−
Net impairment losses recognized in eanrings	(895)		−	(6,560)		−
Net realized and unrealized (losses) gains on loans and investments	(1,517)		242	(11,805)		(1,651)
Other (expense) income	(1,417)		27	(1,375)		86
Provision for loan and lease losses	(4,632)		(10,999)	(32,605)		(27,828)
Gain on the extinguishment of debt	12,741		−	19,641		1,750
Gain on the settlement of a loan	−		574	−		574
Total	$4,280		$(10,156)	$(32,704)		$(27,069)

Net impairment losses recognized in earnings were $895,000 and $6.6 million for the three and nine months ended September 30, 2009.  Net impairment losses recognized in earnings for the three months ended September 30, 2009 consisted of $895,000 of other-than-temporary impairment loss on one of our investment securities held to maturity.  Net impairment losses recognized in earnings for the nine months ended September 30, 2009 consisted of the impairment of the investment security held-to-maturity as well as a $5.7 million other-than-temporary impairment loss on our other ABS position.

(Back to Index)

(Back to Index)

Net realized and unrealized (losses) gains on loans and and investments increased $1.8 million (727%) and $10.2 million (615%) to losses of $1.5 million and $11.8 million for the three and nine months ended September 30, 2009, respectively, as compared to a gain of $242,000 and a loss of $1.7 million for the three and nine months ended September 30, 2008, respectively.  The primary reason for the increased losses during the three and nine months ended September 30, 2009 is the result of $1.6 million and $12.7 million in trading losses on loans held for sale for the three and nine months ended September 30, 2009, respectively.  The loans were sold as a result of credit issues.  There were no such losses for the three months ended September 30, 2008.  This was partially offset for the nine months ended by a realized loss of $2.0 million as a result of the loss on the sale of one CMBS position.  There was no such loss for the nine months ended September 30, 2009.

Other income (expense)  increased $1.4 million (5,348%) and $1.5 million (1,699%) to expenses $1.4 million and $1.4 million for the three and nine months ended September 30, 2009, respectively, as compared to income of $27,000 and $86,000 for the three and nine months ended September 30, 2008, respectively.  These increases were due to a charge of $1.4 million that was the result of an accrual for a liability related to a settlement on our equity position in the Ischus II portfolio.

Our provision for loan and lease losses decreased $6.4 million (58%) and increased $4.8 million (17%) to $4.6 million and $32.6 million for the three and nine months ended September 30, 2009, respectively, as compared to $11.0 million and $27.8 million for the three and nine months ended September 30, 2008, respectively.  The provisions for the three and nine months ended September 30, 2009 consisted of a credit of $247,000 and expense of $12.9 million of provisions for loan loss on our bank loan portfolio, respectively, $4.2 million and $18.3 million of provisions for loan loss on our commercial real estate portfolio, respectively, and $638,000 and $1.4 million of provisions on our direct financing leases and notes, respectively.  Our provision for loan and lease losses for the three and nine months ended September 30, 2008 consisted of $8.0 million and $12.9 million of provisions for loan loss on our bank loan portfolio, respectively, $2.8 million and $14.4 million of provisions for loan loss on our commercial real estate portfolio, respectively, and $237,000 and $435,000 of provision on our leasing portfolio, respectively.  The principal reason for the increase in the provision for loan and lease losses was our recognition of specific reserves on additional defaulted bank loans and defaulted CRE loans during the three and nine months ended September 30, 2009.

Gain on the extinguishment of debt increased $12.7 million and $17.8 million (1,022%) to $12.7 million and $19.6 million for the three and nine months ended September 30, 2009, respectively, from $0 and $1.8 million for the three and nine months ended September 30, 2008, respectively.  Gain on extinguishment of debt for the three and nine months ended is due to the buyback of $14.5 million of debt issued by RREF 2006-1  The notes, issued at par, were bought back in September 2009 as an investment by us at a price of 12%, resulting in a gain of $12.7 million.  The gain on the extinguishment of debt for the nine months ended September 30, 2009 was due to the September 2009 buyback as well as the buyback of $7.5 million of debt issued by RREF 2006-1.  The notes, issued at par, were bought back in June 2009 as an investment by us at a price of 8% resulting in a gain of $6.9 million.  Gain on the extinguishment of debt for the nine months ended September 30, 2008 is due to the buyback of $5.0 million of debt issued by RREF 2007-1.  The notes, issued at par, were bought back in March 2008 as an investment by us at a price of 65% resulting in a gain of $1.8 million.  The related deferred debt issuance costs were immaterial in all transactions.

Gain on the settlement of a loan during the three and nine months ended September 30, 2008 is due to the reimbursement of a loss related to the termination of a hedge after the paydown of a commercial real estate loan.  Per the terms of the agreement, we were to be reimbursed for any such termination costs.  There was no such transaction during the three and nine months ended September 30, 2009.

Financial Condition

Summary

Our total assets at September 30, 2009 were $1.8 billion as compared to $1.9 billion at December 31, 2008.  As of September 30, 2009, we held $15.8 million of cash and cash equivalents.

(Back to Index)

(Back to Index)
Investment Portfolio

The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of September 30, 2009 and December 31, 2008, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

	Amortized cost (3)	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
September 30, 2009
Floating rate
CMBS-private placement	$32,063	100.00%	$11,712	36.53%	$(20,351)	-63.47%
B notes (1)	26,500	100.00%	26,314	99.30%	(186)	-0.70%
Mezzanine loans (1)	129,107	100.00%	128,091	99.21%	(1,016)	-0.79%
Whole loans (1)	410,107	99.94%	396,863	96.71%	(13,244)	-3.23%
Bank loans (2)	862,840	97.52%	781,251	88.30%	(81,589)	-9.22%
Bank loans held for sale (3)	15,103	87.06%	15,103	87.06%	−	−%
Asset-backed securities held-to-maturity (4)	32,624	91.23%	16,844	47.10%	(15,780)	-44.13%
Total floating rate	1,508,344	98.21%	1,376,178	89.60%	(132,166)	-8.61%
Fixed rate
CMBS – private placement	59,194	77.34%	28,887	37.74%	(30,307)	-39.60%
B notes (1)	55,122	100.07%	54,736	99.36%	(386)	-0.71%
Mezzanine loans (1)	81,333	94.78%	68,275	79.57%	(13,058)	-15.21%
Whole loans (1)	79,500	99.71%	78,940	99.00%	(560)	-0.71%
Equipment leases and loans (5)	3,105	100.03%	2,205	71.04%	(900)	-28.99%
Total fixed rate	278,254	92.67%	233,043	77.61%	(45,211)	-15.06%
Grand total	$1,786,598	97.30%	$1,609,221	87.64%	$(177,377)	-9.66%
December 31, 2008
Floating rate
CMBS-private placement	$32,061	99.99%	$15,042	46.91%	$(17,019)	-53.08%
Other ABS	5,665	94.42%	45	0.75%	(5,620)	-93.67%
B notes (1)	33,535	100.00%	33,434	99.70%	(101)	-0.30%
Mezzanine loans (1)	129,459	100.01%	129,071	99.71%	(388)	-0.30%
Whole loans (1)	431,985	99.71%	430,690	99.41%	(1,295)	-0.30%
Bank loans (2)	909,350	99.17%	577,598	62.99%	(331,752)	-36.18%
Asset-backed securities held-to-maturity (4)	28,157	97.09%	4,818	16.61%	(23,339)	-80.48%
Total floating rate	1,570,212	99.36%	1,190,698	75.35%	(379,514)	-24.01%
Fixed rate
CMBS – private placement	38,397	91.26%	14,173	33.69%	(24,224)	-57.57%
B notes (1)	55,534	100.11%	55,367	99.81%	(167)	-0.30%
Mezzanine loans (1)	81,274	94.72%	68,378	79.69%	(12,896)	-15.03%
Whole loans (1)	87,352	99.52%	87,090	99.23%	(262)	-0.29%
Equipment leases and notes (4)	104,465	99.38%	104,015	98.95%	(450)	-0.43%
Total fixed rate	367,022	97.55%	329,023	87.45%	(37,999)	-10.10%
Grand total	$1,937,234	99.02%	$1,519,721	77.68%	$(417,513)	-21.34%

(1)
Net carrying amount includes an allowance for loan losses of $28.4 million at September 30, 2009, allocated as follows:  B notes ($0.5 million), mezzanine loans ($14.1 million) and whole loans ($13.8 million). Net carrying amount includes an allowance for loan losses of $15.1 million at December 31, 2008, allocated as follows: B notes ($0.3 million), mezzanine loans ($13.3 million) and whole loans ($1.5 million).

(2)
The bank loan portfolio is carried at amortized cost less allowance for loan loss and was $831.9 million at September 30, 2009.  Amount disclosed represents net realizable value at September 30, 2009, which includes $31.0 million allowance for loan losses at September 30, 2009.  The bank loan portfolio was $908.7 million (net of allowance of $28.8 million) at December 31, 2008.

(3)	Bank loans held for sale are carried at fair value and, therefore, amortized cost is equal to fair value.

(4)	Asset-backed securities are held to maturity and are carried at amortized cost less other-than-temporary impairment.

(5)	Net carrying amount includes a $900,000 allowance for equipment leases and loans losses at September 30, 2009.

(Back to Index)

(Back to Index)

Commercial Mortgage-Backed Securities-Private Placement. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  We review our portfolios monthly and the determination of other-than-temporary impairment is made at least quarterly.  We consider the following factors when determining if there is an other-than-temporary impairment on a security:

●	the length of time the market value has been less than amortized cost;

●	the severity of the impairment;

●	the expected loss of the security as generated by third party software;

●	credit ratings from the rating agencies; and

●	underlying credit fundamentals of the collateral backing the securities; and

●	our intent to sell as well as the likelihood that we will be required to sell the security before the recovery of the amortized cost basis.

At September 30, 2009 and December 31, 2008, we held $40.6 million and $29.2 million, respectively, net of unrealized gains of $3.3 million and $0, respectively, and net of unrealized losses of $54.0 million and $41.2 million at September 30, 2009 and December 31, 2008, respectively, of CMBS private placement, or CMBS, at fair value which is based on taking a weighted average of the following three measures:

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

The following table summarizes our CMBS-private placement as of September 30, 2009 and December 31, 2008 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2009		December 31, 2008
	Amortized Cost	Dollar Price	Amortized Cost	Dollar Price
Moody’s Ratings Category:
Aaa	12,874	63.67%	−	−%
Aa1 through Aa3	5,552	51.65%	−	−%
A1 through A3	2,043	58.46%	−	−%
Baa1 through Baa3	−	−%	63,459	94.52%
Ba1 through Ba3	14,463	100.00%	−	−%
B1 through B3	31,384	93.20%	6,999	99.99%
Caa1 through Caa3	24,941	95.93%	−	−%
Total	$91,257	84.03%	$70,458	95.04%

S&P Ratings Category:
AAA	15,677	62.16%	−	−%
AA+ through AA-	2,434	48.69%	−	−%
A+ through A-	2,043	58.46%	−	−%
BBB+ through BBB-	11,801	93.51%	51,378	94.24%
BB+ through BB-	29,704	98.38%	19,080	97.26%
B+ through B-	9,051	90.51%	−	−%
CCC+ through CCC-	20,547	93.09%	−	−%
Total	$91,257	84.03%	$70,458	95.04%

Weighted average rating factor	2,258		830

(Back to Index)

(Back to Index)

Other Asset-Backed Securities.  At September 30, 2009, we held one other ABS position with a fair value of $0 that is the result of other-than-temporary impairment of $5.7 million recognized during the nine months ended September 30, 2009.  At December 31, 2008, we held $45,000 of other ABS at fair value, which was net of unrealized losses of $5.6 million.  This security is classified as available-for-sale and, as a result, is carried at its fair value.

The following tables summarize the estimated maturities of our MBS and other ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
September 30, 2009:
Less than one year	$11,712	(1)	$32,063	1.72%
Greater than five years	28,887		59,194	5.81%
Total	$40,599		$91,257	4.37%
December 31, 2008:
Less than one year	$5,088		$10,465	3.17%
Greater than one year and less than five years	9,954		21,596	3.75%
Greater than five years	14,218		44,062	5.05%
Total	$29,260		$76,123	4.36%

(1)
All of the $11.7 million of CMBS maturing in these categories are collateralized by floating-rate loans and are expected to extend for up to a minimum of two additional years as the loans in the floating-rate structures have a contractual right to extend with options ranging from two one-year options to three one-year options.

           While our CMBS investments have continued to decline in fair value, the decline continues to be temporary.  We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  All securities but two are current with respect to interest and principal payments, but these defaults are considered technical and therefore, we do not believe these securities are other-than temporarily impaired.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.

The following table summarizes our other ABS as of December 31, 2008 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2008
	Amortized cost	Dollar price
Moody’s ratings category:
B1 through B3	$5,665	94.42%
Caa1 through Caa3	−	−%
Total	$5,665	94.42%
S&P ratings category:
B+ through B-	$5,665	94.42%
CCC+ through CCC-	−	−%
Total	$5,665	94.42%
Weighted average rating factor	3,490

Bank Loans.  At September 30, 2009, we held a total of $781.3 million of bank loans at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $203.7 million over our holdings at December 31, 2008.  The increase in total bank loans was principally due to improved market prices for bank loans during the first nine months of 2009.  We own 100% of the equity issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO which we have determined are VIEs of which we are the primary beneficiary.  As a result, we consolidated Apidos CDO I, Apidos CDO III and Apidos Cinco CDO as of September 30, 2009.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments as of September 30, 2009 and December 31, 2008 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2009		December 31, 2008
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	52,661	97.63%	16,732	97.71%
Ba1 through Ba3	386,599	97.40%	456,594	99.21%
B1 through B3	365,091	96.92%	397,157	99.10%
Caa1 through Caa3	53,648	99.50%	34,617	100.09%
Ca	13,512	98.88%	−	−%
No rating provided	6,432	92.39%	4,250	100.00%
Total	$877,943	97.32%	$909,350	99.17%
S&P ratings category:
BBB+ through BBB-	$62,007	97.49%	$41,495	99.44%
BB+ through BB-	371,558	97.28%	473,354	99.03%
B+ through B-	331,016	97.16%	317,601	99.46%
CCC+ through CCC-	48,443	99.43%	26,886	100.02%
CC+ through CC-	3,595	100.06%	−	100.00%
C+ through C-	−	−%	1,075	100.00%
D	10,923	98.62%	1,480	100.00%
No rating provided	50,401	96.01%	47,459	97.85%
Total	$877,943	97.32%	$909,350	99.17%
Weighted average rating factor	2,167		1,982

Asset-backed securities held-to-maturity.  At September 30, 2009, we held a total of $16.8 million of asset-backed securities held-to-maturity at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $12.0 million over our holdings at December 31, 2008.  The increase in total asset-backed securities held-to-maturity was principally due to the purchase of $6.9 million par of asset-backed securities held-to-maturity as well as improved market prices for these securities during the first nine months of 2009.

The following table summarizes our asset-backed securities held-to-maturity as of September 30, 2009 and December 31, 2008 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2009		December 31, 2008
	Amortized cost	Dollar price	Amortized cost		Dollar price
Moody’s ratings category:
Aaa	$1,536	85.33%	$	−	−%
Aa1 through Aa3	3,712	77.54%		1,136	75.73%
A1 through A3	300	75.00%		6,351	97.71%
Baa1 through Baa3	1,168	77.87%		3,050	97.60%
Ba1 through Ba3	4,421	95.59%		15,187	98.78%
B1 through B3	7,266	98.46%		−	−%
Caa1 through Caa3	10,389	98.95%		−	−%
Ca	3,832	80.34%		−	−%
No rating provided	−	−%		2,433	97.32%
Total	$32,624	91.23%		$28,157	97.09%
S&P ratings category:
B+ through B-	$473	94.41%	$	−	−%
No rating provided	32,151	91.19%		28,157	97.09%
Total	$32,624	91.23%		$28,157	97.09%

(Back to Index)

(Back to Index)

Equipment Leases and Notes.  On June 30, 2009, we sold a membership interest in our subsidiary that primarily held a pool of leases valued at $89.8 million and transferred the $82.3 million balance of the related secured term facility to Resource America.  No gain or loss was recognized on the sale.  We received a note of $7.5 million from Resource America for the equity in the portfolio on June 30, 2009.  The promissory note from the subsidiary bore interest at LIBOR plus 3% and matured on September 30, 2009.  On July 1, 2009, $4.5 million of the promissory note was repaid.  The remaining outstanding principal balance of the note of $3.0 million was paid in full on August 3, 2009.

Interest Receivable.  At September 30, 2009, we had accrued interest receivable of $6.2 million, which consisted of $6.1 million of interest on our securities loans and equipment leases and notes, and $161,000 of interest earned on escrow and sweep accounts.  At December 31, 2008, we had interest receivable of $8.4 million, which consisted of $8.4 million of interest on our securities, loan and equipment leases and loans and $49,000 of interest earned on escrow and sweep accounts.  The decrease of $2.2 million on our bank loan portfolio was primarily due to a decrease in LIBOR, a reference index for the rates payable on these assets and due to the sale of a majority of our leasing portfolio on June 30, 2009.

Other Assets.  Other assets at September 30, 2009 of $2.9 million consisted primarily of $1.5 million of loan origination costs associated with our commercial real estate loan portfolio and trust preferred securities issuances, $416,000 of prepaid director’s and officer’s liability insurance, $508,000 of prepaid expenses, $132,000 of principal paydown receivables on our Apidos portfolio and $322,000 of deferred tax assets.  Other assets at December 31, 2008 of $5.0 million consisted primarily of $2.7 million of loan origination costs associated with our trust preferred securities issuances, commercial real estate loan portfolio and secured term facility, $125,000 of prepaid directors’ and officers’ liability insurance, $764,000 of prepaid expenses, $424,000 of lease payment receivables, $950,000 of principal paydown receivables on our Apidos portfolio and $60,000 of other receivables.  The decrease of $2.1 million in other assets was primarily due to a decrease in loan origination costs related to the sale of our secured term facility in June 2009 and the recognition of $784,000 of unamortized costs, a decrease in principal receivable of $818,000 due to decreases in our commercial real estate, bank loan and lease portfolio all of which were subsequently collected, offset by an increase in deferred assets of $322,000 related to losses of our leasing portfolio.

Hedging Instruments

Our hedges at September 30, 2009 and December 31, 2008, were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  As of December 31, 2008, we had entered into hedges with a notional amount of $325.0 million and maturities ranging from May 2009 to November 2017.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at September 30, 2009 were as follows (in thousands):

	Benchmark rate	Notional value	Pay rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$12,750	5.27%	07/25/07	08/06/12	$(1,302)
Interest rate swap	1 month LIBOR	12,965	4.63%	12/04/06	07/01/11	(823)
Interest rate swap	1 month LIBOR	28,000	5.10%	05/24/07	06/05/10	(909)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(331)
Interest rate swap	1 month LIBOR	15,235	5.34%	06/08/07	02/25/10	(315)
Interest rate swap	1 month LIBOR	12,150	5.44%	06/08/07	03/25/12	(1,198)
Interest rate swap	1 month LIBOR	7,000	5.34%	06/08/07	02/25/10	(145)
Interest rate swap	1 month LIBOR	44,593	4.13%	01/10/08	05/25/16	(1,719)
Interest rate swap	1 month LIBOR	82,253	5.58%	06/08/07	04/25/17	(7,935)
Interest rate swap	1 month LIBOR	1,726	5.65%	06/28/07	07/15/17	(166)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/09/07	10/01/16	(167)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/19/07	07/15/17	(370)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/07/07	07/25/17	(348)
Total		$228,106	5.14%			$(15,728)

In addition, we also had an interest rate cap agreement with a notional value of $14.8 million outstanding which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through our consolidated statement of operations.

Repurchase Agreements

We have entered into repurchase agreements to finance our commercial real estate loans and CMBS-private placement portfolio.  These agreements are secured by the financed assets and bear interest rates that have historically moved in close relationship to LIBOR.  For the nine months ended September 30, 2009, we had established nine borrowing arrangements with various financial institutions and had utilized two of these arrangements, principally our arrangement with Natixis.  Because any repurchase transaction must be approved by the lender, and as a result of current market conditions, we do not anticipate further use of these facilities for the foreseeable future; however, the facilities remain available for use if market conditions improve.

(Back to Index)

(Back to Index)

Stockholders’ Equity

Stockholders’ equity at September 30, 2009 was $169.4 million and included $50.7 million of net unrealized losses on our available-for-sale portfolio, and $17.6 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2008 was $186.3 million and included $46.9 million of unrealized losses on our available-for-sale portfolio and $33.8 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  The decrease in stockholder’s equity during the nine months ended September 30, 2009 was principally due to the decrease in the market value of our available-for-sale securities offset by an increase in the value of our cash flow hedges.

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

Estimated REIT Taxable Income

The following section corrects and replaces our discussion of REIT taxable income set forth in our third quarter 2009 press release filed on November 2, 2009, which was furnished as an exhibit to our Current Report on Form 8-K filed on November 3, 2009.

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income (loss) to estimated REIT taxable income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) − GAAP	$11,528	$88	$(5,751)	$4,194
Taxable REIT subsidiary’s loss	653	−	1,853	−
Adjusted net income (loss)	12,181	88	(3,898)	4,194
Adjustments:
Share-based compensation to related parties	631	(190)	660	(729)
Capital loss carryover (utilization)/losses from the sale of securities	−	−	4,978	2,000
Provision for loan and lease losses unrealized	4,240	2,761	13,340	14,446
Asset impairments	895	−	6,560	−
Deferral of extinguishment of debt income	(12,741)	−	(12,741)	−
Net book to tax adjustments for the Company’s taxable foreign REIT subsidiaries	(3,134)	7,034	4,601	11,271
Subpart F income limitation (1)	5,406	−	6,871	−
Other net book to tax adjustments	1,419	(281)	1,387	(272)
Estimated REIT taxable income	$8,897	$9,412	$21,758	$30,910
Amounts per share – diluted	$0.36	$0.38	$0.89	$1.24

(1)
U.S. shareholders of controlled foreign corporations are required to include their share of such corporations’ income on a current basis, however, losses sustained by such corporations do not offset income of their U.S. shareholders on a current basis.

We believe that a presentation of estimated REIT taxable income provides useful information to investors regarding our financial condition and results of operations as we use this measurement to determine the amount of tax purposes.  Since we, as a REIT, expect to make distributions based on taxable earnings, we expect that our distributions may at times be more or less than our reported GAAP earnings.  Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries.  Estimated REIT taxable income excludes the undistributed taxable income of our domestic TRS, if any such income exists, which is not included in REIT taxable income until distributed to us.  There is no requirement that our domestic TRS distribute its earnings to us.  Estimated REIT taxable income, however, includes the taxable income of our foreign TRSs because we will generally be required to recognize and report their taxable income on a current basis.  Because not all companies use identical calculations, this presentation of estimated REIT taxable income may not be comparable to other similarly-titled measures of other companies.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

Capital Sources

Currently, we seek to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations.  The following is a summary of repayments we received during the nine months ended September 30, 2009:

●	$7.0 million of commercial real estate loans paid off;

●	$36.8 million of commercial real estate loans principal repayments;

●	$51.3 million of bank loan principal repayments; and

●	$82.4 million of bank loan sale proceeds.

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

In October 2009, we amended our unsecured junior subordinated debentures with a total value outstanding of $51.5 million.  The amendment provides for an interest rate increase of 2% (from 3.95% plus LIBOR and 5.95% plus LIBOR) on both deals for a period of two years and a one-time restructuring fee of $250,000 in exchange for a waiver of the financial covenants.  The interest rate adjustment takes effect on October 1, 2009 and expires on September 30, 2011 and the covenant waiver expires on January 1, 2012.  The additional cost is approximately $280,000 per quarter.

At October 30, 2009, after paying the third quarter dividend, RCC’s liquidity of $77.5 million consists of two primary sources:

●	unrestricted cash and cash equivalents of $12.6 million and restricted cash of $5.4 million in margin call accounts;

●	capital available for reinvestment in its five collateralized debt obligation (“CDO”) entities of $59.5 million, of which $3.0 million is designated to finance future funding commitments on CRE loans.

     Our leverage ratio may vary as a result of the various funding strategies we use.  As of September 30, 2009 and December 31, 2008, our leverage ratio was 9.2 times and 9.1 times, respectively.  This increase in leverage was primarily due to the decrease in fair market value adjustments that are recorded in the statement of stockholders equity through accumulated other comprehensive loss on available-for-sale securities and derivatives that were partially offset by the repayment of repurchase agreements.

Distributions

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.  On September 17, 2009, we declared a quarterly distribution of $0.30 per share of common stock, $7.5 million in the aggregate, which was paid on October 27, 2009 to stockholders of record as of September 30, 2009.

(Back to Index)

(Back to Index)

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

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of September 30, 2009.  The table below excludes contractual commitments related to our derivatives, which we discuss in our Annual Report on Form 10-K for fiscal 2008 in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and in “Financial Condition  − Hedging Instruments,” above and incentive fees payable under the Management Agreement that we have with our Manager, which we discuss in our Annual Report on Form 10-K for fiscal 2008 in Item 1 − “Business” and Item 13, “Certain Relationships and Related Transactions” because those obligations do not have fixed and determinable payments.

	Contractual commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year	1 – 3 years		3 – 5 years		More than 5 years
Repurchase agreements	$54	$54	$	−	$	−	$	−
CDOs	1,516,317	−		−		−		1,516,317	(1)
Unsecured junior subordinated debentures	51,548	−		−		−		51,548	(2)
Base management fees (3)	3,565	3,565		−		−		−
Total	$1,571,484	$3,619	$	−	$	−		$1,567,865

(1)
Contractual commitments do not include $7.1 million, $10.9 million, $9.0 million, $11.9 million and $28.6 million of interest expense payable through the non-call dates of July 2010, May 2011, June 2011, August 2011 and June 2012, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1 and RREF 2007-1.  A non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)
Contractual commitments do not include $5.5 million and $6.7 million of interest expense payable through the non-call dates of June 2011 and October 2011, respectively, on our junior subordinated debentures issued in connection with the trust preferred securities issuances of Resource Capital Trust I and RCC Trust II in May 2006 and September 2006, respectively.

(3)	Calculated only for the next 12 months based on our current equity, as defined in our Management Agreement.

At September 30, 2009, we had 13 interest rate swap contracts with a notional value of $228.1 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of September 30, 2009, the average fixed pay rate of our interest rate hedges was 5.14% and our receive rate was one-month LIBOR, or 0.25%.  In addition, we also had an interest rate cap agreement with a notional amount of $14.8 million outstanding which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through our consolidated statement of operations.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance vehicles, special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements.  Further, as of September 30, 2009, we had not guaranteed any obligations of unconsolidated entities, nor had we entered into any commitment or had any intent to provide additional funding to any such entities.

We have certain unfunded commitments related to our commercial real estate loan portfolio that we may be required to fund in the future.  Our unfunded commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria.  Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.  As of September 30, 2009, we had 6 loans with unfunded commitments totaling $10.6 million, of which $3.0 million will be funded by restricted cash in RREF CDO 2007-1.

(Back to Index)

(Back to Index)

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2009, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

The following sensitivity analysis tables show, at September 30, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points or rise 100 basis points (dollars in thousands):

	September 30, 2009
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value	$30,244	$28,887	$27,611
Change in fair value	$1,357		$(1,276)
Change as a percent of fair value	4.70%		4.42%

Hedging instruments
Fair value	$(32,707)	$(15,728)	$(14,037)
Change in fair value	$(16,979)		$1,691
Change as a percent of fair value	107.95%		10.15%

(1)	Includes the fair value of other available-for-sale investments that are sensitive to interest rate changes.

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

(Back to Index)

(Back to Index)

     There have been no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.  OTHER INFORMATION

ITEM 6.                      EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (1)
4.1	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009.
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
4.3(b)
Amendment to Amended and Restated Trust Agreement and Preferred Securities Certificate among Resource Capital Corp., Wells Fargo Bank, N.A. and the Administrative Trustees named therein, dated October 26, 2009 and effective September 30, 2009.

4.4	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009.
4.5(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated September 29, 2006. (3)
4.5(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009.
4.6(a)
Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated September 29, 2006. (3)

4.6(b)
Amendment to Amended and Restated Trust Agreement and Preferred Securities Certificate among Resource Capital Corp., Wells Fargo Bank, N.A. and the Administrative Trustees named therein, dated October 26, 2009 and effective September 30, 2009.

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009.
10.1(a)	Master Repurchase Agreement between RCC Real Estate SPE 3, LLC and Natixis Real Estate Capital. (4)
10.1(b)	First Amendment to Master Repurchase Agreement between RCC Real Estate SPE 3, LLC and Natixis Real Estate Capital, dated September 25, 2008. (5)
10.1(c)	Second Amendment to Master Repurchase Agreement between RCC Real Estate SPE 3, LLC and Natixis Real Estate Capital, dated November 25, 2008. (6)
10.1(d)	Letter Agreement with respect to master Repurchase Agreement between Natixis Real Estate Capital, Inc. and RCC Real Estate SPE 3, LLC, dated as of March 13, 2009. (7)
10.1(e)	Letter Agreement with respect to Master Repurchase Agreement between Natixis Real Estate Capital and RCC Real Estate SPE 3, LLC, dated June 29, 2009. (8)
10.3(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (9)
10.3(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (10)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 23, 2007.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2008.
(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 2, 2008.
(7)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2009.
(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 6, 2009.
(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: November 6, 2009	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: November 6, 2009	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer