Form 10-K
period 2009-12-31
Resource Capital Corp.
filed 2010-03-16
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 1-32733
RESOURCE CAPITAL CORP.
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	_____20-2287134 (I.R.S. Employer Identification No.)
712 5th Avenue, 10th Floor, New York, NY 10019
(Address of principal executive offices) (Zip code)

(212) 506-3870
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.001 par value	New York Stock Exchange (NYSE)
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $63,790,874.

The number of outstanding shares of the registrant’s common stock on March 8, 2010 was 38,938,950 shares.

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

General

We are a specialty finance company that focuses primarily on commercial real estate and commercial finance.  We are organized and conduct our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.  We invest in a combination of commercial real estate debt and other real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets.  We have financed virtually all of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and to mitigate interest rate risk through derivative instruments.

We are externally managed by Resource Capital Manager, Inc., which we refer to as the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ-GS: REXI), a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for its own account and for outside investors in the commercial finance, real estate, and financial fund management sectors.  As of December 31, 2009, Resource America managed approximately $13.3 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

(Back to Index)

(Back to Index)

Our investments targeted asset classes as follows:

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

Commercial finance assets
•  Senior secured corporate loans, which we refer to as bank loans
•  Other asset-backed securities, which we refer to as other ABS,
•  Equipment leases and notes, principally small- and middle-ticket commercial direct financing leases and notes
•  Debt tranches of collateralized debt obligations and collateralized loan obligations, which we refer to as CDOs and CLOs, respectively

Beginning in the second half of 2007, there have been unprecedented disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the U.S. real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets.  These conditions have had, and we expect will continue to have, an adverse effect on us and companies we finance.  During the years ended December 31, 2009 and 2008, we recorded provisions for loan and lease losses of $61.4 million and $46.2 million, respectively.  We also recorded net impairment losses during the year ended December 31, 2009 of $13.5 million on our available-for-sale and held-to-maturity securities.  In addition, we recorded losses through other comprehensive income of $47.6 million and $46.9 million on our available-for-sale portfolio as of December 31, 2009 and 2008, respectively.

The events occurring in the credit markets have impacted our financing strategies.  Historically, we have used CDOs as a principal source of long-term match-funded financing; however, the market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio has largely disappeared, and we do not expect to be able to sponsor new securitizations for the foreseeable future.  The availability of short-term financing through warehouse lines of credit and repurchase agreements has contracted severely as a result of the increased volatility in the valuation of assets similar to those we originate.  These events have impacted (and we expect will continue to impact) our ability to grow and finance our business on a long-term, match-funded basis and our ability to build our investment portfolio securities.

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

Our Business Strategy

The core components of our business strategy are:

Managing our investment portfolio.  As of December 31, 2009, we managed $1.8 billion of assets, including $1.6 billion of assets financed and held in CDOs.  The core of our management process is credit analysis which we use to actively monitor our existing investments and as a basis for evaluating new investments.  Senior management of our Manager and Resource America has extensive experience in underwriting the credit risk associated with our targeted asset classes, and conducts detailed due diligence on all credit-sensitive investments, including the use of proprietary credit stratifications and collateral stresses.  After making an investment, the Manager and Resource America engage in active monitoring of our investments for early detection of troubled and deteriorating securities.  If a default occurs, we will use our senior management team’s asset management skills to mitigate the severity of any losses, and we will seek to optimize the recovery from assets if we foreclose upon them.

(Back to Index)

(Back to Index)

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

Historically, we managed our interest rate and liquidity risk on our short-term financing, principally repurchase agreements, by limiting the amount of our financial exposure under the facilities to either a stated investment amount or a fixed guaranty amount.  As a result of current market conditions, as of December 31, 2009 we had paid off our short term repurchase agreements.

Investment in real estate and commercial finance assets.  We expect to continue to invest in commercial real estate whole loans, B notes, mezzanine debt, CMBS rated below AAA by Standard & Poors, or S&P, commercial finance assets, including bank loans, and to a lesser extent, direct financing leases and notes, subject to the availability of investment funds and financing.  Our equity at December 31, 2009 was invested 76.4% in commercial real estate loans, 23.2% in commercial bank loans and 0.4% in direct financing lease and notes.  In 2010, we expect to recycle capital within our CDO structures to make a limited amount of new investments to replace loans that have been paid down or paid off and to replace loans that may be sold.

Debt repurchase.  We have been able to take advantage of market illiquidity that resulted in limited trading of our CRE CDO notes by buying these debt securities at substantial discounts to par.  This strategy, which has generated significant gains on the extinguishment of the debt, has allowed us to offset credit losses in the loan and lease portfolio and impairment losses in the investment securities portfolio.  In 2009, we bought $55.5 million par value of our CRE CDO debt at a discount to par of 80.23% for approximately $11.0 million (or approximately $0.20 on the dollar).  As a result, our gain on the extinguishment of debt for 2009 was $44.5 million which offset in part the credit and impairment losses we realized in 2009.

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

We have historically used borrowing and securitization strategies, substantially through CDOs, to accomplish our long-term match funding, financing strategy.  However, the developments in the credit markets, particularly since the second half of 2007, have significantly limited our ability to execute our long term financing strategy.  In the foreseeable future, we will seek to finance our investments through investing restricted cash and reinvesting loan repayments received under our current securitized financings, and to the extent available, bank lines of credit and other methods that preserve our capital.

Hedging and interest rate management strategy.  We use derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings.  Under the federal income tax laws applicable to REITs, we generally will be able to enter into transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, provided that our total gross income from such hedges and other non-qualifying sources must not exceed 25% of our total gross income.  These hedging transactions may include interest rate swaps, collars, caps or floors, puts and calls and options.

(Back to Index)

(Back to Index)

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

Our Investment Strategy

General

The following table describes our investment-class allocations and certain characteristics of each class as of December 31, 2009 (dollars in thousands):

	Amortized cost	Estimated fair value (1)	Percent of portfolio	Weighted average coupon
Loans Held for Investment:
Commercial real estate loans:
Mezzanine loans	$182,686	$176,117	11.1%	4.82%
B notes	81,477	80,283	5.0%	6.07%
Whole loans	484,195	460,612	29.0%	5.50%
Bank loans	865,501	827,951	52.1%	2.91%
	1,613,859	1,544,963	97.2%
Investments in Available-for-Sale Securities:
CMBS	92,110	44,518	2.8%	4.69%
Other ABS	24	24	−%	2.74%
	92,134	44,542	2.8%
Investments in direct financing leases and notes	2,067	927	−%	9.30%
Total portfolio/weighted average	$1,708,060	$1,590,432	100.0%	4.08%

(1)
The fair value of our investments represents our management’s estimate of the price that a market participant would pay for such assets.  Management bases this estimate on the underlying interest rates and credit spreads for fixed-rate securities and, to the extent available, quoted market prices.

Commercial Real Estate-Related Investments

Whole loans.  We originate first mortgage loans, or whole loans, directly to borrowers.  The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with the borrowers.  We may create senior tranches of a loan, consisting of an A note (described below), B notes (described below), mezzanine loans or other participations, which we may hold or sell to third parties.  We do not obtain ratings on these investments.  At origination, our whole loan investments had loan to value, or LTV, ratios of up to 80%.  We expect to hold our whole loans to their maturity.  In 2008 and 2009, we modified 28 commercial real estate loans which in many cases involved adjusting LIBOR floors to bring the interest rates on these loans closer to market.

Senior interests in whole loans (A notes).  We invest in senior interests in whole loans, referred to as A notes, either directly originated or purchased from third parties.  A notes are loans that, generally, consist of senior participations in, or a senior tranche within a first mortgage.  We do not obtain ratings on these investments.  At the date of investment, our A note investments had LTV ratios of up to 70%.  We expect to hold our A note investments to their maturity.

Subordinate interests in whole loans (B notes).  We invest in subordinate interests in whole loans, referred to as B notes, which we either directly originate or purchase from third parties.  B notes are loans secured by a first mortgage and subordinated to an A note.  The subordination of a B note is generally evidenced by an intercreditor or participation agreement between the holders of the A note and the B note.  In some instances, the B note lender may require a security interest in the stock or partnership interests of the borrower as part of the transaction.  B note lenders have the same obligations, collateral and borrower as the A note lender, but typically are subordinated in recovery upon a default to the A note lender.  B notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A note.  We do not obtain ratings on these investments.  At the date of investment, our B note investments had LTV ratios of between 55% and 80%.  Typical B note investments will have terms of three years to five years, and are generally structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years.  We expect to hold our B note investments to their maturity.

(Back to Index)

(Back to Index)

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

Mezzanine financing.  We invest in mezzanine loans that are senior to the borrower’s equity in, and subordinate to a first mortgage loan on, a property.  These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly own the real property.  In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property.  We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property.  Our mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment.  At the date of investment, our mezzanine investments had LTV ratios between 65% and 90%.  We expect the stated maturity of our mezzanine financings to range from three to five years.  Mezzanine loans may have maturities that match the maturity of the related mortgage loans but may have shorter or longer terms.  We expect to hold these investments to maturity.

           The following charts describe the loan type, property type and the geographic breakdown of our commercial real estate loan portfolio as of December 31, 2009 (based on par value):

Loan Type

Property Type

(Back to Index)

(Back to Index)

Geographic by State

As these charts demonstrate, our portfolio contains a diversified mix of property types with approximately 93% of the portfolio focus on four types, Multifamily 29%, Office 23%, Hotel 30% and Retail 11%.

Our geographic mix includes approximately 39% in California, or CA, which we split into Southern (25%) and Northern (14%) regions.  Within the Southern CA region, we have 86% of our portfolio in whole loans and 82% in four property types, Hotel 48%, Office 15%, Retail 12% and Multifamily 7%.  Within the Northern CA region, we have 86% of our portfolio in whole loans and 86% in two property types, Multifamily 63% and Retail 23%.  As noted in these statistics, this portfolio is made up primarily of whole loans where we are able to better control the structure of the loan and maintain a direct lending relationship with the borrower.  We view the investment and credit strategy as being adequately diversified across property type and loan type across both the Southern and Northern CA regions.

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

Other Real Estate Investments

We invest in joint ventures and other interests that finance the acquisition of distressed commercial properties and mortgage loans on distressed commercial properties.  These interests have the objective of repositioning the directly owned properties and the collateral underlying the mortgages, where applicable, to enhance their value and realize capital appreciation.  During 2009, these investments did not constitute a material portion of our assets.  During 2010, depending upon our capital position, credit market conditions and the availability of investment opportunities, we may seek to expand our investments in this area.  Our investment is included in investments in unconsolidated subsidiaries at December 31, 2009 on our consolidated balance sheet.

Residential Real Estate-Related Investments

Historically, we had invested in agency RMBS and non-agency ABS-RMBS portfolios.  We sold our agency RMBS portfolio in September 2006.  We sold 10% of the equity invested in Ischus CDO II in November 2007 and as a result, impaired the investment by $26.3 million in 2007.  As a result of the sale, we deconsolidated the variable interest entity that owned the portfolio in the quarter ended December 31, 2007 and recovered the balance of our remaining investment in 2008.  We do not anticipate investing in agency RMBS or non-agency RMBS for the foreseeable future.

(Back to Index)

(Back to Index)

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

The following chart describes the industry breakdown of our bank loans as of December 31, 2009 (based on par value):

(1)      All other is made up of the following industries (by percentage):

CLO securities	3.8%
Aerospace and defense	2.8%
Leisure, Amusement, Motion Pictures, Entertainment	2.8%
Buildings and real estate	2.2%
Beverage, food and tobacco	2.1%
Ecological	2.1%
Utilities	2.1%
Electronics	2.1%
Finance	2.1%
Containers, packaging and glass	1.8%
Oil and gas	1.8%
Personal and nondurable consumer products	1.7%
Machinery (non-agriculture, non-construction, non-electronic)	1.2%
Cargo transport	0.9%
Mining, steel, iron and non-precious metals	0.7%
Textiles and leather	0.6%
Insurance	0.5%
Home and office furnishings, housewares and durable consumer products	0.4%
Farming and agriculture	0.3%

(Back to Index)

(Back to Index)

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

The following charts describe the industry and the geographic breakdown of our equipment leases and notes as of December 31, 2009 (based on par value):

Equipment Lease and Notes by Industry

Geographic by State

Trust preferred securities and other ABS.  We have one investment (less than 0.1% of our total assets) in trust preferred securities.  Trust preferred securities are issued by a special purpose trust that holds a subordinated debenture or other debt obligation issued by a company to the trust.  The sponsoring company holds the equity interest in the trust, with the preferred securities of the trust being sold to investors.  The trust invests the proceeds of the preferred securities in the sponsoring company through the purchase of a debenture issued by it that tracks the terms of the trust preferred securities.  Issuers of trust preferred securities are generally affiliated with financial institutions because, under current regulatory and tax structures, unlike the proceeds from debt securities the proceeds from trust preferred securities may be treated as primary regulatory capital by the financial institution, while it may deduct the interest it pays on the debt obligation held by the trust from its income for federal income tax purposes.

Competition

See “Risk Factors” - “Risks Relating to Our Business”

(Back to Index)

(Back to Index)

Management Agreement

We have a management agreement with the Manager and Resource America under which the Manager provides the day-to-day management of our operations. The management agreement requires the Manager to manage our business affairs in conformity with the policies and the investment guidelines established by our board of directors.  The Manager’s role as manager is under the supervision and direction of our board of directors.  The Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities, and providing us with investment advisory services.  The Manager also must provide us with a Chief Financial Officer.  The Manager receives fees and is reimbursed for its expenses as follows:

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

•
Pursuant to an amendment on October 16, 2009, the Manager will, in addition to a Chief Financial Officer, provide us with three accounting professionals, each of whom will be exclusively dedicated to our operations, and a director of investor relations who will be 50% dedicated to our operations.  The amendment also provides that we will reimburse the Manager for the expense of the wages, salaries and benefits of the Chief Financial Officer and three accounting professionals and 50% of the salary and benefits of the director of investor relations.

Incentive compensation is paid quarterly to the extent any is earned.  Up to seventy-five percent (75%) of the incentive compensation will be paid in cash and at least twenty-five percent (25%) will be paid in the form of a stock award.  The Manager may elect to receive more than 25% of its incentive compensation in stock.  All shares are fully vested upon issuance.  However, the Manager may not sell such shares for one year after the incentive compensation becomes due and payable unless the management agreement is terminated.  Shares payable as incentive compensation are valued as follows:

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

In conjunction with the December 2009 common stock offering, we and Resource America agreed that for the quarters ending on December 31, 2009 and March 31, 2010, the total incentive management fee payable to the Manager pursuant to the Amended and Restated Management Agreement dated as of June 30, 2008, shall not exceed $1.5 million per quarter.

(Back to Index)

(Back to Index)

The initial term of the management agreement expired on March 31, 2009 with automatic one year renewals on that date and each anniversary thereafter.  Our board of directors reviews the Manager’s performance annually.  The management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our board of directors must provide 180 days’ prior notice of any such termination.  If we terminate the management agreement, the Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

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

We believe that RCC Real Estate, Inc., the subsidiary that as of December 31, 2009 held all of our commercial real estate loan assets, is excluded from Investment Company Act regulation under Sections 3(c)(5)(C) and 3(c)(6), provisions designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.  To qualify for this exclusion, at least 55% of RCC Real Estate’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act, which we refer to as “qualifying real estate assets.”  Moreover, 80% of RCC Real Estate’s assets must consist of qualifying real estate assets and other real estate-related assets.  RCC Real Estate has not issued, and does not intend to issue, redeemable securities.

We treat our investments in whole mortgage loans, specific types of B notes and specific types of mezzanine loans as qualifying real estate assets for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the SEC or its staff. We believe that SEC staff guidance allows us to treat B notes as qualifying real estate assets where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A note in the event of a default on the mortgage loan.  We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as qualifying real estate assets where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral, and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property is set forth

(Back to Index)

(Back to Index)

in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan.  If the SEC staff provides future guidance that these investments are not qualifying real estate assets, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate.  Historically, we have held “whole pool certificates” in mortgage loans, although, at December 31, 2009, we had no whole pool certificates in our portfolios.  Pursuant to existing SEC staff guidance, we consider whole pool certificates to be qualifying real estate assets.  A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans.  By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test.  We do not expect that investments in CDOs, other ABS, bank loans, equipment leases and notes, trust preferred securities and private equity will constitute qualifying real estate assets.  Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets.  Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of RCC Real Estate’s assets.

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

Employees

We have no direct employees.  Under our management agreement, the Manager provides us with all management and support personnel, including a Chief Financial Officer, and services necessary for our day-to-day operations.  Pursuant to an amendment on October 16, 2009, the Manager will provide us with three accounting professionals, each of whom will be exclusively dedicated to our operations, and a director of investor relations who will be 50% dedicated to our operations.  The amendment also provides we will bear the expense of the wages, salaries and benefits of the Chief Financial Officer and three accounting professionals, and 50% of the salary and benefits of the director of investor relations.  We depend upon the Manager and Resource America for personnel and administrative infrastructure.  To provide its services, the Manager draws upon the expertise and experience of Resource America.  As of December 31, 2009, Resource America had 721 employees involved in asset management, including 118 asset management professionals and 603 asset management support personnel, respectively.

(Back to Index)

(Back to Index)

Corporate Governance and Internet Address

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives.  Our board of directors consists of a majority of independent directors, as defined in the Securities Exchange Act of 1934, as amended, and relevant New York Stock Exchange, or NYSE, rules.  The audit, compensation and nominating/corporate governance committees of our board of directors are composed exclusively of independent directors.  We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors, and employees of our manager.

Our internet address is www.resourcecapitalcorp.com.  We make available, free of charge through a link on our site, all reports filed with the SEC as soon as reasonably practicable after such filing.  Our site also contains our code of business conduct and ethics, corporate governance guidelines and the charters of the audit committee, nominating and governance committee and compensation committee of our board of directors.  A complete list of our filings is available on the Securities and Exchange Commission’s website at www.sec.gov.  Any of our filings are also available at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  The Public Reference Room may be contacted at telephone number (800) 732-0330 for further information.

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

Beginning in mid-2007 and continuing through the date of this report, the financial system in the United States, including credit markets and markets for real estate and real estate-related assets, has been subject to unprecedented turmoil.  This turmoil has resulted in severe limitations on the availability of credit, significant declines in the value of real estate and real estate related assets, impairment of the ability of many borrowers to repay their obligations and illiquidity in the markets for real estate and real estate-related assets.  These events have had significant adverse effects on us including incurrence of impairment charges with respect to investments we hold, significant increases in our provision for loan losses and the unavailability of financing to support new investments.  As a result, our income, our ability to make distributions and the price of our common stock have declined significantly.  Continuation of current economic conditions could further harm our financial condition, income, ability to make distributions to our stockholders and the price of our common stock.

Actions taken by the U.S. government and governmental agencies may not reverse, or even stabilize, current economic conditions.

In response to current economic and market conditions, the U.S. government and a number of governmental agencies have established or proposed a series of programs designed to stabilize the financial system and credit markets, including programs established pursuant to the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Tax Act of 2009.  We are unable to evaluate whether these programs have had or will have in the future their intended effect, or, if they have effects in the future, whether they will have a beneficial impact upon our financial condition, income or ability to make distributions to our stockholders or if the proposed programs will be instituted in their current form.

Risks Related to Our Financing

Our portfolio has been financed in material part through the use of leverage, which may reduce the return on our investments and cash available for distribution.

Our portfolio has been financed in material part through the use of leverage.  Using leverage subjects us to risks associated with debt financing, including the risks that:

•	the cash provided by our operating activities will not be sufficient to meet required payments of principal and interest,

•	the cost of financing may increase relative to the income from the assets financed, reducing the income we have available to pay distributions, and

•
our investments may have maturities that differ from the maturities of the related financing and, consequently, the risk that the terms of any refinancing we obtain will not be as favorable as the terms of existing financing.

(Back to Index)

(Back to Index)

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

We depend upon the availability of adequate funding and capital for our operations.  Although we successfully completed an offering of common stock in December 2009, in general, our ability to obtain debt financing and, to a lesser extent, equity capital has been significantly constrained as a result of current economic and market conditions, which has impaired our profitability, our ability to make distributions and the market price of our common stock.  Moreover, as a REIT, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments.  While the newly-promulgated Rev. Proc. 2010-12, allows us to satisfy this requirement by distributing common shares for up to 90% of the amount of a required distribution, such regulatory relief is currently only available through December 2011.  Moreover, although Resource TRS, our TRS, may retain earnings as new capital, we are subject to REIT qualification requirements which limit the relative value of TRS stock and securities to the other assets owned by a REIT.  Consequently, we depend upon the availability of financing and additional capital to provide us with the funding necessary to permit growth.  Continuation or further deterioration of current economic and market conditions could further impair our ability to acquire and finance assets, thereby reducing or eliminating our profitability and ability to make distributions, impairing the market price of our common stock.  Moreover, even if funding or capital were available, we cannot assure you that it would be on terms that would enable us to strengthen our profitability or ability to make distributions.

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

Our CDOs generally provide that the principal amount of their assets must exceed the principal balance of the related securities issued by them by a certain amount, commonly referred to as “over-collateralization.”  The CDO terms provide that, if delinquencies and/or losses exceed specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the securities issued by the CDO issuer, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels.  In addition, a failure by a CDO to satisfy an over-collateralization test typically results in accelerated distributions to the holders of the senior debt securities issued by the CDO entity. Our equity holdings and, when we acquire debt interests in CDOs, our debt interests, if any, are subordinate in right of payment to the other classes of debt securities issued by the CDO entity.  Accordingly, if overcollateralization tests are not met, distributions on the subordinated debt and equity we hold in these CDOs will cease, resulting in a substantial reduction in our cash flow.  Other tests (based on delinquency levels or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CDO entity.  Although at December 31, 2009, all of our CDOs met their performance tests, we cannot assure you that our CDOs will satisfy the performance tests in the future.

(Back to Index)

(Back to Index)

If any of our CDOs fails to meet collateralization or other tests relevant to the most senior debt issued and outstanding by the CDO issuer, an event of default may occur under that CDO.  If that occurs, our Manager’s ability to manage the CDO likely would be terminated and our ability to attempt to cure any defaults in the CDO would be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in those CDOs for an indefinite time.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

Approximately 94% of our hedging arrangements are with a single counterparty and, as a consequence, our hedging strategy may fail if that counterparty defaults in its obligations.

As of December 31, 2009, approximately 94% of our outstanding hedges, with a notional amount of $217.9 million, were with Credit Suisse International, or CS.  Were CS to default in its obligations under these hedging arrangements, we would lose the hedge protection for which we had contracted which, depending upon market conditions, could result in significant losses to us.  We cannot assure you that we could replace the defaulted hedges or that the terms of any replacement hedges we could obtain would be on similar terms, or as to the cost to us of obtaining replacement hedges.

Risks Related to Our Operations

We may change our investment strategy without stockholder consent, which may result in riskier investments than those currently targeted.

Subject to maintaining our qualification as a REIT and our exclusion from regulation under the Investment Company Act, we may change our investment strategy, including the percentage of assets that may be invested in each class, or in the case of securities, in a single issuer, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this report.  A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations, all of which may reduce the market price of our common stock and impair our ability to make distributions to stockholders.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this report.

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

If we fail to maintain an effective system of internal control, fail to correct any matters in the design or operating effectiveness of internal control over financial reporting, or fail to prevent fraud, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

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

(Back to Index)

(Back to Index)

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

We classify a substantial portion of our assets for accounting purposes as “available-for-sale.”  As a result, changes in the market values of those assets are directly charged or credited to accumulated other comprehensive loss and could reduce our stockholders’ equity.  A decline in these values will reduce the book value of our assets.  Moreover, if the decline in value of an available-for-sale asset is other than temporary, we are required by GAAP to record the decline as an asset impairment which will reduce our earnings.  As a result of market conditions for our “available-for-sale” investments, we recognized $12.6 million of other-than-temporary impairment through our consolidated statements of operations during the year ended December 31, 2009.

A decline in the market value of our assets may also adversely affect us in instances where we have borrowed money based on the market value of those assets.  If the market value of those assets declines, the lender may require us to post additional collateral to support the loan.  If we were unable to post the additional collateral, we would have to repay some portion or all of the loan, which would require us to sell assets, which could potentially be under adverse market conditions.  As a result, our earnings would be reduced or we could sustain losses, and cash available to make distributions could be reduced or eliminated.

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

Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we invest in bank loans and other ABS.  Our bank loan investments or our other ABS investments, which are principally backed by small business and bank loans, may not be secured by mortgages or other liens on assets or may involve higher LTV ratios than our real estate-related investments.  Our bank loan investments, and our ABS backed by loans, involve loans with a par amount of $178.1 million at December 31, 2009 that have an interest-only payment schedule or a schedule that does not fully amortize principal over the term of the loan, which will make repayment of the loan depend upon the borrower’s liquidity or ability to refinance the loan at maturity.  Numerous factors affect a borrower’s ability to repay or refinance loans at maturity, including national and local economic conditions, a downturn in a borrower’s industry, loss of one or more principal customers and conditions in the credit markets.  A deterioration in a company’s financial condition or prospects may be accompanied by a deterioration in the collateral for the bank loan or any ABS backed by such company’s loans.

Risks Related to Our Manager

We depend on the Manager and Resource America and may not find suitable replacements if the management agreement terminates.

We have no employees.  Our officers, portfolio managers, administrative personnel and support personnel are employees of Resource America.  We have no separate facilities and completely rely on the Manager and, because the Manager has no direct employees, Resource America, which has significant discretion as to the implementation of our operating policies and investment strategies.  If our management agreement terminates, we may be unable to find a suitable replacement for them.  Moreover, we believe that our success depends to a significant extent upon the experience of the Manager’s and Resource America’s executive officers and senior portfolio managers, and in particular Jonathan Z. Cohen, Thomas C. Elliott, Jeffrey F. Brotman, Steven J. Kessler, Jeffrey D. Blomstrom, David J. Bryant, Christopher D. Allen, Gretchen Bergstresser, David Bloom, Crit DeMent, Joan Sapinsley and Alan F. Feldman, whose continued service is not guaranteed.  The departure of any of the executive officers or senior portfolio managers could harm our investment performance.

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

Our officers and two of our directors, Edward E. Cohen and Jonathan Z. Cohen, were officers or directors of the Manager and Resource America at the time the management agreement was negotiated.  As a consequence, our management agreement was not the result of arm’s-length negotiations and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

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

Our management agreement does not prohibit the Manager or Resource America from investing in or managing entities that invest in asset classes that are the same as or similar to our targeted asset classes, except that they may not raise funds for, sponsor or advise any new publicly-traded REIT that invests primarily in mortgage-backed securities, or MBS, in the United States.  The Manager’s policies regarding resolution of conflicts of interest may be varied by it if economic, market, regulatory or other conditions make their application economically inefficient or otherwise impractical.  Moreover, our officers, other than our Chief Financial Officer and three accounting professionals on his staff, and the officers, directors and employees of Resource America who provide services to us are not required to work full time on our affairs, and devote significant time to the affairs of Resource America.  As a result, there may be significant conflicts between us, on the one hand, and the Manager and Resource America on the other, regarding allocation of the Manager’s and Resource America’s resources to the management of our investment portfolio.

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

We depend upon information systems of our manager to conduct our operations.  Systems failures could significantly disrupt our business.

Our business depends on communications and information systems of our manager. Any failure or interruption of their systems could cause delays or other problems in our activities which could harm our operating results, cause the market price of our common stock to decline and reduce our ability to make distributions.

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

Commercial mortgage loans are secured by, and mezzanine loans depend on, the performance of the underlying, multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss, that are greater than similar risks associated with loans made on the security of single-family residential property.  The ability of a borrower to repay a loan secured by or dependent upon an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower.  If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired.  Net operating income of an income producing property can be affected by, among other things:

•	tenant mix, success of tenant businesses and property management decisions,

•	property location and condition,

•	competition from comparable types of properties,

•	changes in laws that increase operating expense or limit rents that may be charged,

•	any need to address environmental contamination at the property,

•	the occurrence of any uninsured casualty at the property,

•	changes in national, regional or local economic conditions and/or the conditions of specific industry segments in which our lessees may operate,

•	declines in regional or local real estate values,

•	declines in regional or local rental or occupancy rates,

•	increases in interest rates, real estate tax rates and other operating expenses,

•	increases in costs of construction material;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation, and

•	acts of God, terrorism, social unrest and civil disturbances.

Although we currently hold no residential mortgage loans in our portfolio, in the past our portfolio has included substantial residential mortgage investments.  Residential mortgage loans are subject to risks of delinquency and foreclosure, and risks of loss.  The ability of a borrower to repay these loans depends upon the borrower’s income or assets.  A number of factors, including national, regional or local economic downturns, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans.  Economic problems specific to a borrower, such as loss of a job or medical problems, may also impair a borrower’s ability to repay his or her loan.

We risk loss of principal on defaulted mortgage loans we hold to the extent of any deficiency between the value of the collateral we can realize and the principal and accrued interest of the mortgage loan.  Moreover, foreclosure of a mortgage loan can be an expensive and lengthy process which could reduce the net amount we can realize on the foreclosed mortgage loan.  In a bankruptcy of a mortgage loan borrower, the mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy as determined by the bankruptcy court, and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

For a discussion of other risks associated with mezzanine loans, see “-Investing in mezzanine debt or mezzanine or other subordinated tranches of CMBS, bank loans and other ABS involves greater risks of loss than senior secured debt instruments.”

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

The obligation of the Manager under the management agreement is to render its services in good faith.  It will not be responsible for any action taken by our board of directors or investment committee in following or declining to follow its advice and recommendations.  Furthermore, as discussed above under “− Risks Related to Our Manager,” it will be difficult and costly for us to terminate the management agreement without cause.  In addition, we will indemnify the Manager, Resource America and their officers and affiliates for any actions taken by them in good faith.

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

(Back to Index)

(Back to Index)

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

If the market value or income potential of our real estate-related investments declines as a result of current economic conditions, increased interest rates, prepayment rates or other factors, we may need to increase our real estate-related investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from the Investment Company Act.  If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish.  This difficulty may be exacerbated by the illiquid nature of many of our non-real estate assets.  We may have to make investment decisions that we otherwise would not make absent REIT qualification and Investment Company Act considerations.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  A complex set of rules applies when a distribution is made partially in stock and partially in cash and different shareholders receive different proportions of each.  The Internal Revenue Service, in Revenue Procedure 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITS (and RICs).  That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011.  It provides that publicly-traded REITS can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met.  These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  We did not use this Revenue Procedure with respect to any distributions for our 2008 and 2009 taxable years, but may do so for distributions with respect to 2010 or 2011.

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

(Back to Index)

(Back to Index)

Our ownership of and relationship with our TRSs will be limited and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the securities of one or more TRSs.  A TRS may earn specified types of income or hold specified assets that would not be qualifying income or assets if earned or held directly by the parent REIT.  Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS.  A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS.  Overall, no more than 25% (20% for our 2009 and prior taxable years) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.  A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns, whether or not it distributes that income to us. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation.  The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Resource TRS will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us.  Income that is not distributed to us by Resource TRS will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders.  We anticipate that the aggregate value of the securities of Resource TRS, together with the securities we hold in our other TRSs, including Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, will be less than 25% of the value of our total assets, including our TRS securities.  We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm’s-length basis.  We cannot assure you, however, that we will be able to comply with such rules.

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

(Back to Index)

(Back to Index)

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

Philadelphia, Pennsylvania:

We maintain offices through our Manager.  Our Manager maintains executive and corporate offices at One Crescent Drive in the Philadelphia Navy Yard under a lease for 13,484 square feet that expires in May 2019.  Certain of its financial fund management and real estate operations are also located in these offices.  Our Manager also leases 21,554 square feet for additional executive office space and for certain of our real estate operations at 1845 Walnut Street, Philadelphia, Pennsylvania.  This lease expires in May 2013.

(Back to Index)

(Back to Index)

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	[OMITTED AND RESERVED]

Omitted and Reserved pursuant to SEC Release 33-9089A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “RSO” since our initial public offering in February 2006.  The following table sets forth for the indicated periods the high and low prices for our common stock, as reported on the New York Stock Exchange, and the dividends declared and paid during our past two fiscal years:
	High	Low	Dividends Declared
Fiscal 2009
Fourth Quarter	$5.40	$4.33	$0.25	(1)
Third Quarter	$6.21	$2.76	$0.30
Second Quarter	$3.89	$2.96	$0.30
First Quarter	$3.83	$1.50	$0.30

Fiscal 2008
Fourth Quarter	$6.09	$1.74	$0.39
Third Quarter	$7.63	$4.84	$0.39
Second Quarter	$9.78	$7.21	$0.41
First Quarter	$10.28	$6.00	$0.41

(1)	We distributed a regular dividend of $0.25 paid on January 26, 2010, to stockholders of record as of December 31, 2009.

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

As of March 8, 2010, there were 38,938,950 common shares outstanding held by 168 persons of record.

See Item 12 – “Security Ownerships of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to securities authorized for issuance under our equity compensation plans.

(Back to Index)

(Back to Index)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In accordance with the provisions of the management agreement, on January 31, 2009 and October 31, 2009 we issued 26,097 and 143,334 shares of common stock, respectively, to our Manager.  These shares represented 25% of the Manager’s quarterly incentive compensation fee that accrued for the three months ended December 31, 2008 and for the three months ended September 30, 2008, respectively.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Performance Graph

The following line graph presentation compares cumulative total shareholder returns of our common stock with the Russell 2000 Index and the NAREIT All REIT Index for the period from February 10, 2006 to December 31, 2009.  The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the NAREIT All REIT Index on February 10, 2006, and that all dividends were reinvested.  This data was furnished by the Research Data Group.

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
	As of and for the years ended				As of and for the Period from March 8, 2005 (Date Operations Commended) to
	December 31,				December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
REVENUES
Interest income	$97,593	$134,341	$176,995	$137,075	$61,387
Interest expense	45,427	79,619	121,564	101,851	43,062
Net interest income	52,166	54,722	55,431	35,224	18,325

OPERATING EXPENSES	16,059	12,438	13,415	11,144	7,728

NET OPERATING INCOME	36,107	42,284	42,016	24,080	10,597

OTHER (EXPENSES) REVENUES
Impairment losses on investment securities	(27,490)	(26,611)	(48,853)	(2,612)	−
Recognized in other comprehensive loss	(14,019)	(26,611)	(22,576)	(2,612)	−
Net impairment losses recognized in earnings	(13,471)	−	(26,277)	−	−
Net realized gains/(losses) on investments	1,890	(1,637)	(15,098)	(8,627)	311
Gain on deconsolidation	−	−	14,259	−	−
Provision for loan and lease losses	(61,383)	(46,160)	(6,211)	−	−
Gain on the extinguishment of debt	44,546	1,750	−	−	−
Gain on the settlement of loan	−	574	−	−	−
Other (expense) income	(1,350)	115	201	153	−
Total other (expenses) revenues	(29,768)	(45,358)	(33,126)	(8,474)	311
NET INCOME (LOSS)	$6,339	$(3,074)	$8,890	$15,606	$10,908

Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,991	$14,583	$6,029	$5,354	$17,729
Restricted cash	85,125	60,394	119,482	30,721	23,592
Investment securities available-for-sale, pledged as collateral, at fair value	39,304	22,466	65,464	420,997	1,362,392
Investment securities available-for-sale, at fair value	5,238	6,794	−	−	28,285
Investment securities held-to-maturity, pledged as collateral	31,401	28,157	18,517	3,978	−
Loans, net of allowances of $47.1 million, $43.9 million, $0, $0 and $0	1,558,687	1,684,622	1,748,122	1,236,310	569,873
Loans held for sale	8,050	−	−	−	−
Direct financing leases and notes, net of allowances of $1.1 million, $450,000, $293,000, $0 and $0 and net of unearned income	927	104,015	95,030	88,970	23,317
Total assets	1,795,184	1,936,031	2,072,148	1,802,829	2,045,547
Borrowings	1,536,500	1,699,763	1,760,969	1,463,853	1,833,645
Total liabilities	1,566,354	1,749,726	1,800,542	1,485,278	1,850,214
Total stockholders’ equity	228,830	186,305	271,606	317,551	195,333
Per Share Data:
Dividends declared per common share	$1.15	$1.60	$1.62	$1.49	$0.86

Net income (loss) per share − basic	$0.25	$(0.12)	$0.36	$0.89	$0.71
Net income (loss) per share − diluted	$0.25	$(0.12)	$0.36	$0.87	$0.71
Weighted average number of shares outstanding − basic	25,205,403	24,757,386	24,610,468	17,538,273	15,333,334
Weighted average number of shares outstanding – diluted	25,355,821	24,757,386	24,860,184	17,881,355	15,405,714

(Back to Index)

(Back to Index)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are externally managed by Resource Capital Manager, Inc., a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ-GS: REXI), or Resource America, a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for its own account and for outside investors in the commercial finance, real estate, and financial fund management sectors.  As of December 31, 2009, Resource America managed approximately $13.3 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, payments on equipment leases and notes and other asset-backed securities, or ABS.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments comprises a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loans, CMBS, equipment leases and notes and other ABS, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as a long-term financing source.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as a long-term financing source.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

Ongoing problems in real estate and credit markets continue to impact our operations, particularly our ability to generate capital and financing to execute our investment strategies.  These problems have also affected a number of our commercial real estate borrowers and, with respect to 28 of our commercial real estate loans, caused us to enter into loan modifications.  We have increased our provision for loan and lease losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of the CMBS and other ABS in our investment portfolio.  While we believe we have appropriately valued the assets in our investment portfolio at December 31, 2009, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely effected by market conditions.

The events occurring in the credit markets have impacted our financing and investing strategies and, as a result, our ability to originate new investments and to grow.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio has largely disappeared.  Since our sponsorship in June 2007 of Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, we have not sponsored any new securitizations and we do not expect to be able to sponsor new securitizations for the foreseeable future.  Short-term financing through warehouse lines of credit and repurchase agreements has become largely unavailable and unreliable as increasing volatility in the valuation of assets similar to those we originate has increased the risk of margin calls.  To reduce our exposure to margin calls or facility terminations, we have fully paid down repurchase agreement borrowings, by $17.1 million during the year ended December 31, 2009, which finance commercial real estate loans and other securities that we hold.  We no longer have any outstanding short-term borrowings.  Because of rising U.S. treasury rates and hedge contracts that matured, we received proceeds from margin calls related to our interest rate derivatives of $3.1 million during the year ended December 31, 2009.

(Back to Index)

(Back to Index)

Credit market conditions and the recessionary economy have also resulted in an increasing number of loan modifications, particularly in our commercial real estate loans.  Borrowers have experienced deterioration in the performance of the properties we have financed or delays in implementing their business plans.  In order to assist our borrowers in effectuating their business plans, including the leasing and repositioning of the underlying assets, we have been willing to enter into loan modifications that would adapt our financing to their particular situations.  The most common loan modifications have included term extensions and modest interest rate reductions through the lowering of London Interbank Offered Rate, or LIBOR, floors, offset by increased interest rate spreads over LIBOR.  In exchange for the loan modifications, we have received partial principal pay-downs, new equity investment commitments in the properties from the borrowers or their principals, additional fees and other structural improvements and enhancements to the loans.  Since the beginning of 2008 through December 31, 2009, we have modified 28 commercial real estate, or CRE, loans.  Management determined that one of these modifications was due to financial distress of the borrower and accordingly, qualified as a troubled debt restructuring.  We expect that we may have more CRE loan modifications in the future.  Subsequent to year end, management modified an additional loan due to financial stress of the borrower.

Currently, we seek to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations.  The following is a summary of repayments we received during the year ended December 31, 2009:

•	$22.0 million of commercial real estate loans paid off;

•	$46.4 million of commercial real estate loan principal repayments;

•	$109.0 million of bank loan principal repayments; and

•	$128.8 million of bank loan sale proceeds.

We have used recycled capital in our CRE CDO and bank loan CLO structures to make new investments at discounts to par.  This reinvested capital and the related discount will produce additional income as the discount is accreted through interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CDO and CLO structures since we receive credit in these structures for these investments at par.  During 2009, we purchased CMBS with $51.7 million par value at a discount to par of 47.4% and bank loans with $285.5 million par value at a discount to par of 12.2%.  From the net discounts of approximately $24.5 million and $34.8 million, we expect to recognize income from accretion of these discounts of approximately $3.8 million and $7.2 million in our CMBS and bank loan portfolio, respectively, in 2010.

As of December 31, 2009, we had fully repaid all of our outstanding repurchase agreements with an aggregate balance of $17.1 million (including accrued interest) at December 31, 2008.

As of December 31, 2009, we had invested 76.4% of our portfolio in CRE assets, 23.2% in commercial bank loans and 0.4% in direct financing leases and notes.  As of December 31, 2008, we had invested 72.2% of our portfolio in CRE assets, 24.8% in commercial bank loans and 3.0% in direct financing leases and notes.

Results of Operations

Our net income for the year ended December 31, 2009 was $6.3 million, or $0.25 per share (basic and diluted), as compared to a net loss of $3.1 million, or ($0.12) per share (basic and diluted), for the year ended December 31, 2008, and compared to net income of $8.9 million, or $0.36 per share (basic and diluted), for the year ended December 31, 2007.

(Back to Index)

(Back to Index)

Interest Income

The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Years Ended
	December 31,
	2009	2008	2007
Interest income:
Interest income from loans:
Bank loans	$35,770	$53,172	$68,978
Commercial real estate loans	48,793	63,936	67,895
Total interest income from loans	84,563	117,108	136,873

Interest income from securities:
Non-agency RMBS	−	−	21,837
CMBS	−	−	1,394
CMBS-private placement	5,404	4,425	4,082
Securities held-to-maturity	1,807	1,934	1,205
Other ABS	14	19	1,496
Total interest income from securities available-for-sale	7,225	6,378	30,014

Leasing	4,336	8,180	7,553

Interest income – other:
Interest income – other (1)	−	997	−
Temporary investment in over-night repurchase agreements	1,469	1,678	2,555
Total interest income – other	1,469	2,675	2,555
Total interest income	$97,593	$134,341	$176,995

(1)	Represents cash received on our 90% equity investment in Ischus CDO II in excess of our investment. Income on this investment was recognized using the cost recovery method.

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Weighted Average			Weighted Average			Weighted Average
	Yield	Balance		Yield	Balance		Yield	Balance
Interest income:
Interest income from loans:
Bank loans	3.87%		$943,854	5.62%		$947,753	7.42%	$911,514
Commercial real estate loans	6.12%		$785,380	7.48%		$840,874	8.58%	$781,954

Interest income from securities:
Non-agency RMBS	−%	$	−	−%	$	−	7.09%	$303,960
CMBS	−%	$	−	−%	$	−	5.67%	$24,549
CMBS-private placement	5.90%		$90,784	5.76%		$76,216	6.45%	$61,952
Securities held-to-maturity	5.28%		$33,249	7.72%		$25,782	9.48%	$13,236
Other ABS	4.98%		$281	0.32%		$6,000	6.96%	$21,094

Leasing	6.88%		$65,300	8.68%		$94,864	8.71%	$85,092

Year Ended December 31, 2009 as compared to Year Ended December 31, 2008

Aggregate interest income decreased $36.7 million (27%) to $97.6 million for the year ended December 31, 2009, from $134.3 million for the year ended December 31, 2008.  We attribute this decrease to the following:

Interest Income from Loans

Aggregate interest income from loans decreased $32.5 million (28%) to $84.6 million for the year ended December 31, 2009 from $117.1 million for the year ended December 31, 2008.

(Back to Index)

(Back to Index)

Bank loans generated $35.8 million of interest income for the year ended December 31, 2009 as compared to $53.2 million for the year ended December 31, 2008, a decrease of $17.4 million (33%).  This decrease resulted primarily from a decrease in the weighted average yield earned by our bank loans to 3.87% for the year ended December 31, 2009 from 5.62% for the year ended December 31, 2008.  This was principally a result of the decrease in LIBOR which is a reference index for the rates payable on these loans.  The effects of the decrease in the weighted average rate were partially offset by an increase of $6.0 million in accretion income as a result of the purchase of assets at discounts during the year ended December 31, 2009.

Commercial real estate loans produced $48.8 million of interest income for the year ended December 31, 2009 as compared to $63.9 million for the year ended December 31, 2008, a decrease of $15.1 million (24%).  This decrease resulted from the following:

•
a decrease in the weighted average balance of assets of $55.5 million to $785.4 million for the year ended December 31, 2009 from $840.9 million for the year ended December 31, 2008 primarily as a result of payoffs and paydowns and to a lesser extent as a result of interest adjustments taken on several loans; and

•
a decrease in the weighted average yield on our assets to 6.12% for the year ended December 31, 2009 from 7.48% for the year ended December 31, 2008 primarily due to decreases in LIBOR floors, which is a reference index for the rates payable on these loans from loan modifications during 2009.  Management determined that five of these modifications was due to financial distress of the borrower and accordingly, qualified as a troubled debt restructuring.  There were $401.3 million of loans with a weighted average LIBOR floor of 4.71% as of December 31, 2008 and that decreased to $310.9 million of loans with a weighted average LIBOR floor of 2.37% as of December 31, 2009.

Interest Income from Securities

Aggregate interest income from securities increased $847,000 (13%) to $7.2 million for the year ended December 31, 2009 from $6.4 million for the year ended December 31, 2008.  The increase in interest income from securities available-for-sale resulted principally from the following:

CMBS-private placement increased $993,000 (22%) to $5.4 million for the year ended December 31, 2009 from $4.4 million for the year ended December 31, 2008.  The increase is primarily attributed to the following:

•
an increase in the weighted average balance of assets of $14.6 million to $90.8 million for the year ended December 31, 2009 from $76.2 million for the year ended December 31, 2008 primarily as a result of the purchase of $54.8 million par value of assets during the year ended December 31, 2009, principally during the last half of the year; and

•
an increase in the weighted average yield to 5.90% for the year ended December 31, 2009 from 5.76% for the year ended December 31, 2008 primarily as a result of an increase of $1.0 million in accretion income from assets purchased at discounts during the year ended December 31, 2009.

Interest Income - Leasing

Our equipment leasing portfolio generated $4.3 million of interest income for the year ended December 31, 2009 as compared to $8.2 million for the year ended December 31, 2008, a decrease of $3.8 million (47%).  This decrease is primarily the result of our sale of the majority of the leasing portfolio, at par, as of June 30, 2009.

Interest Income - Other

Aggregate interest income-other decreased $1.2 million (45%) to $1.5 million for the year ended December 31, 2009, as compared to $2.7 million for the year ended December 31, 2008.  The decrease in interest income-other resulted principally from the following:

•
A decrease in interest income-other to $0 for the year ended December 31, 2009, as compared to $997,000 for the year ended December 31, 2008.  The decrease is the result of our having disposed of the equity investment in Ischus CDO II in December 2008.  Prior to that disposition, we used the cost recovery method to recognize the income on this investment.  We sold our interest in Ischus CDO II in November 2007 and, as a result, deconsolidated it at that time.  For the three months ended March 31, 2008, $997,000 of interest income was recognized on this investment.  No such income has been recognized since March 2008.

•
A decrease in interest from temporary investments in over-night repurchase agreements of $209,000 (12%) to $1.5 million for the year ended December 31, 2009, as compared to $1.7 million for the year ended December 31, 2008 primarily as a result of lower rates earned on our over-night repurchase agreements.

(Back to Index)

(Back to Index)

Year Ended December 31, 2008 as compared to Year Ended December 31, 2007

Aggregate interest income decreased $42.7 million (24%) to $134.3 million for the year ended December 31, 2008, from $177.0 million for the year ended December 31, 2007.  We attribute this decrease to the following:

Interest Income from Loans

Aggregate interest income from loans decreased $19.8 million (14%) to $117.1 million for the year ended December 31, 2008 from $136.9 million for the year ended December 31, 2007.

Bank loans generated $53.2 million of interest income for the year ended December 31, 2008 as compared to $69.0 million for the year ended December 31, 2007, a decrease of $15.8 million (23%).  This decrease resulted primarily from a decrease in the weighted average yield earned by our bank loans to 5.62% for the year ended December 31, 2008 from 7.42% for the year ended December 31, 2007.  This was principally a result of the decrease in LIBOR which is a reference index for the rates payable on these loans.  The effects of the decrease in the weighted average rate were partially offset by an increase of $36.3 million in the weighted average balance of assets to $947.8 million for the year ended December 31, 2008 from $911.5 million for the year ended December 31, 2007 as a result of the acquisition of investments for our third bank loan CDO, Apidos Cinco CDO, which closed in May 2007.  The year ended December 31, 2008 includes a full year of income on the increased asset base.

Commercial real estate loans produced $63.9 million of interest income for the year ended December 31, 2008 as compared to $67.9 million for the year ended December 31, 2007, a decrease of $4.0 million (6%).  This decrease resulted primarily from a decrease in the yield on these loans to 7.48% for the year ended December 31, 2008 from 8.58% for the year ended December 31, 2007, primarily due to the decrease in LIBOR which is a reference index for the rates payable on some of these loans.  The effects of the decrease in the weighted average rate were partially offset by an increase of $58.9 million in the weighted average balance of loans to $840.9 million for the year ended December 31, 2008 from $782.0 million for the year ended December 31, 2007 as a result of the accumulation of investments by our second commercial real estate CDO, RREF CDO 2007-1 which closed on June 26, 2007 and had $463.0 million of assets at December 31, 2007.  The year ended December 31, 2008 includes a full year of income on the increased asset base.

Interest Income from Securities

Aggregate interest income from securities decreased $23.6 million (79%) to $6.4 million for the year ended December 31, 2008 from $30.0 million for the year ended December 31, 2007.  The decrease in interest income from securities resulted principally from the following:

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

The decrease in interest income from securities available-for-sale was partially offset by interest income on our CMBS-private placement portfolio which increased $343,000 (8%) to $4.4 million for the year ended December 31, 2008 from $4.1 million for the year ended December 31, 2007.  The increase is primarily attributed to an increase of $14.3 million in the weighted average balance of these assets to $76.2 million for the year ended December 31, 2008 as compared to $62.0 million for the year ended December 31, 2007 as a result of the accumulation of assets by RREF CDO 2007-1, which closed on June 26, 2007 and had $463.0 million of assets at December 31, 2007.  The year ended December 31, 2008 includes a whole year of income for these assets.  The effects of the increase in the weighted average balance were partially offset by a decrease in the yield on these securities to 5.76% for the year ended December 31, 2008 from 6.45% for the year ended December 31, 2007, primarily due to the decrease in LIBOR which is a reference index for the rates payable on some of these securities.

(Back to Index)

(Back to Index)

The decrease in interest income from securities available-for-sale was also partially offset by interest income on our securities held-to-maturity which increased $729,000 (61%) to $1.9 million for the year ended December 31, 2008 from $1.2 million for the year ended December 31, 2007.  The increase is primarily attributed to an increase of $12.5 million in the weighted average balance of these assets to $25.8 million for the year ended December 31, 2008 as compared to $13.2 million for the year ended December 31, 2007 as a result of the accumulation of assets by Apidos Cinco CDO, which closed in May 2007.  The year ended December 31, 2008 includes a whole year of income for these assets.  The effects of the increase in the weighted average balance were partially offset by an decrease in the yield on these securities to 7.72% for the year ended December 31, 2008 from 9.48% for the year ended December 31, 2007, primarily due to the decrease in LIBOR which is a reference index for the rates payable on most of these securities.

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

Interest Income - Other

Aggregate interest income-other increased $120,000 (5%) to $2.7 million for the year ended December 31, 2008, as compared to $2.6 million for the year ended December 31, 2007.  The increase in interest income from interest income – other resulted principally from the following:

•
Interest income – other was $997,000 for the year ended December 31, 2008 as compared to $0 for the year ended December 31, 2007.  The income for 2008 was the result of income from our equity method investment in Ischus CDO II.  We used the cost recovery method to recognize the income on this investment.  We sold our interest in Ischus CDO II in November 2007 and, as a result, deconsolidated it at that time.  For the three months ended March 31, 2008, $997,000 of interest income was recognized on this investment.  No such income has been recognized since March 31, 2008.

•
The increase in interest income – other was partially offset by interest earned on temporary investments in over-night repurchase agreements which decreased $877,000 (34%) to $1.7 million for the year ended December 31, 2008 as compared to $2.6 million for the year ended December 31, 2007 primarily due to lower rates.

Interest Expense

Year Ended December 31, 2009 as compared to Year Ended December 31, 2008

The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Years Ended
	December 31,
	2009	2008	2007
Interest expense:
Bank loans	$15,394	$35,165	$52,466
Commercial real estate loans	11,072	27,924	37,184
Non-agency / CMBS / ABS	−	−	19,794
CMBS-private placement	−	163	1,223
Leasing	2,143	4,357	5,595
General	16,818	12,010	5,302
Total interest expense	$45,427	$79,619	$121,564

(Back to Index)

(Back to Index)

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Weighted Average			Weighted Average			Weighted Average
	Yield	Balance		Yield	Balance		Yield	Balance
Interest expense:
Bank loans	1.68%		$906,000	3.82%		$906,000	5.96%	$868,345
Commercial real estate loans	1.70%		$649,258	3.91%		$696,492	6.29%	$582,173
Non-agency / CMBS / ABS	−%	$	−	−%	$	−	5.93%	$326,458
CMBS-private placement	−%	$	−	4.34%		$3,597	5.84%	$20,571
Leasing	4.42%		$44,388	4.67%		$89,778	6.68%	$83,405
General	5.01%		$322,720	3.00%		$383,860	9.91%	$51,981

Year Ended December 31, 2009 as compared to Year Ended December 31, 2008

Aggregate interest expense decreased $34.2 million (43%) to $45.4 million for the year ended December 31, 2009, from $79.6 million for the year ended December 31, 2008.  We attribute this decrease to the following:

Interest expense on bank loans was $15.4 million for the year ended December 31, 2009, as compared to $35.2 million for the year ended December 31, 2008, a decrease of $19.8 million (56%).  This decrease resulted primarily from a decrease in the weighted average yield on this debt to 1.68% for the year ended December 31, 2009 from 3.82% for the year ended December 31, 2008 as a result of the decrease in LIBOR which is a reference index for the rates payable on most of these notes.

Interest expense on commercial real estate loans was $11.1 million for the year ended December 31, 2009, as compared to $27.9 million for the year ended December 31, 2008, a decrease of $16.9 million (60%).  This decrease resulted from the following:

•
a decrease in the weighted average yield on our financings to 1.70% for the year ended December 31, 2009 from 3.91% for the year ended December 31, 2008 primarily due to the decrease in LIBOR which is a reference index for the rates payable on a vast majority of these borrowings; and

•
a decrease in the weighted average balance of $47.2 million to $649.3 million for the year ended December 31, 2009 from $696.5 million for the year ended December 31, 2008 as a result of our buyback of $55.5 million in notes and the payoff of $17.1 million in repurchase agreement debt during the year.

Interest expense on CMBS-private placement was $0 for the year ended December 31, 2009, as compared to $163,000 for the year ended December 31, 2008 due to the elimination of advance rates on our pledged CMBS-private placement collateral in November 2008 as a result of policy changes surrounding advance rates by our lender.

Interest expense on our equipment leasing portfolio was $2.1 million for the year ended December 31, 2009, as compared to $4.4 million for the year ended December 31, 2008, a decrease of $2.2 million (51%).  The decrease for the year ended December 31, 2009 is primarily the result of the sale of most of the leasing portfolio and the simultaneous transfer of all of the related debt to Resource America who purchased the leases, at par, as of June 30, 2009.

The decrease in interest expense was partially offset by an increase in general interest expense.  General interest expense was $16.8 million for the year ended December 31, 2009, as compared to $12.0 million for the year ended December 31, 2008, an increase of $4.8 million (40%).  This increase resulted primarily from an increase of $5.6 million on our interest rate derivatives that fix the rate we pay under these agreements.  During the year ended December 31, 2009 and 2008, the fixed rate we paid exceeded the floating rate we received due to the decrease in LIBOR.  The increase in derivative expense was partially offset by a decrease in interest expense related to our unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities as a result of a decrease in the LIBOR rate which is a reference index for the rates payable by these debentures.  This decrease in LIBOR was partially offset by an increase in the spread on this debt as a result of an amendment to the indentures for this debt in September 2009.

(Back to Index)

(Back to Index)

Year Ended December 31, 2008 as compared to Year Ended December 31, 2007

Aggregate interest expense decreased $41.9 million (35%) to $79.6 million for the year ended December 31, 2008, from $121.6 million for the year ended December 31, 2007.  We attribute this decrease to the following:

Interest expense on bank loans was $35.2 million for the year ended December 31, 2008, as compared to $52.5 million for the year ended December 31, 2007, a decrease of $17.3 million (33%).  This decrease resulted primarily from a decrease in the weighted average yield on this debt to 3.82% for the year ended December 31, 2008 from 5.96% for the year ended December 31, 2007 as a result of the decrease in LIBOR which is a reference index for the rates payable on most of these notes.  The effects of the decrease in the weighted average rate were partially offset by an increase of $37.7 million in the weighted average balance of debt to $906.0 million for the year ended December 31, 2008 from $868.3 million for the year ended December 31, 2007 as a result of the closing of Apidos Cinco CDO.  The year ended December 31, 2008 reflects a full year of expense on this portfolio.

Interest expense on commercial real estate loans was $27.9 million for the year ended December 31, 2008, as compared to $37.2 million for the year ended December 31, 2007, a decrease of $9.3 million (25%).  This decrease resulted primarily from a decrease in the weighted average yield on our financings to 3.91% for the year ended December 31, 2008 from 6.29% for the year ended December 31, 2007 primarily due to the decrease in LIBOR which is a reference index for the rates payable on a majority of these borrowings.  The effects of the decrease in the weighted average rate were partially offset by an increase of $114.3 million in the weighted average balance of debt to $696.5 million for the year ended December 31, 2008 from $582.2 million for the year ended December 31, 2007 primarily from the accumulation of investments of our second CRE CDO, RREF CDO 2007-1 which closed on June 26, 2007 and issued $348.9 million of debt at that time.  The year ended December 31, 2008 reflects a full year of expense on this debt.

Non-agency RMBS, CMBS and other ABS, which we refer to collectively as ABS, were pooled and financed by Ischus CDO II.  Interest expense related to these obligations was $19.8 million for the year ended December 31, 2007.  There was no such interest expense for the year ended December 31, 2008 due to the deconsolidation of Ischus CDO II on November 13, 2007.

Interest expense on CMBS-private placement was $163,000 for the year ended December 31, 2008, as compared to $1.2 million for the year ended December 31, 2007, a decrease of $1.1 (87%) million due the following:

•
a decrease in the weighted average balance of debt of $17.0 million to $3.6 million for the year ended December 31, 2008 from $20.6 for the year ended December 31, 2007 primarily from the reduction in advance rates on our pledged CMBS-private placement collateral, which resulted in $15.8 million in pay-downs on the related repurchase agreement debt; and

•
a decrease in the weighted average rate on our financings to 4.34% for the year ended December 31, 2008 from 5.84% for the year ended December 31, 2007 primarily due to the decrease in LIBOR, which is a reference index for the rates payable on a majority of these borrowings.

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

The decrease in interest expense was partially offset by an increase in general interest expense.  General interest expense was $12.0 million for the year ended December 31, 2008, as compared to $5.3 million for the year ended December 31, 2007, an increase of $6.7 million (127%).  This increase resulted primarily from an increase of $7.8 million on our interest rate derivatives that fix the rate we pay under these agreements.  During the year ended December 31, 2008, the fixed rate we paid exceeded the floating rate we received due to the decrease in LIBOR. The increase in derivative expense was partially offset by a decrease in interest expense related to our unsecured junior subordinated debentures held by unconsolidated trusts that issued trust preferred securities as a result of a decrease in the LIBOR rate which is a reference index for the rates payable by these debentures.

(Back to Index)

(Back to Index)

Non-Investment Expenses

The following table sets forth information relating to our non-investment expenses incurred for the periods presented (in thousands):

	Years Ended
	December 31,
	2009	2008	2007
Non-investment expenses:
Management fees-related party	$8,363	$6,301	$6,554
Equity compensation-related party	1,240	540	1,565
Professional services	3,866	3,349	2,911
Insurance	828	641	466
General and administrative	1,764	1,848	1,581
Income tax (benefit) expense	(2)	(241)	338
Total non-investment expenses	$16,059	$12,438	$13,415

Year Ended December 31, 2009 as compared to the Year Ended December 31, 2008

Management fees – related party increased $2.1 million (33%) to $8.4 million for the year ended December 31, 2009 as compared to $6.3 million for the year ended December 31, 2008.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement.  The base management fees decreased by $750,000 (17%) to $3.8 million for the year ended December 31, 2009 as compared to $4.5 million for the year ended December 31, 2008.  This decline was due to decreased stockholders’ equity, a component in the formula by which base management fees are calculated, primarily as a result of significant additional provisions for loan and lease losses and asset impairments during 2009.  Incentive management fees increased by $2.8 million (160%) to $4.6 million for the year ended December 31, 2009 from $1.8 million for the year ended December 31, 2008.  The incentive fee is calculated for each quarter and the calculation in any quarter is not affected by the results of any other quarter.  The increase is the result of fees of $3.1 million and $1.5 million for the three months ended September 30, 2009 and December 31, 2009, respectively, primarily as a result of the gains on extinguishment of debt we realized during the six months ended December 31, 2009.

Equity compensation – related party increased $700,000 (130%) to $1.2 million for the year ended December 31, 2009 as compared to $540,000 for the year ended December 31, 2008.  These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America who provide investment management services to us through our Manager.  The increase in expense was primarily the result of an increase in our stock price and its impact on our quarterly remeasurement of unvested stock and options as well as issuances of new grants during the year.

Professional services increased $517,000 (15%) to $3.9 million for the year ended December 31, 2009 as compared to $3.3 million for the year ended December 31, 2008 due to an increase of $864,000 in legal fees due to restructurings of our CRE loans as well as compliance work performed.  This increase was partially offset by a decrease in lease servicing expense of $455,000 as a result of the sale of the majority of the leasing portfolio on June 30, 2009.

Income tax benefit decreased $239,000 (99%) to a benefit of $2,000 for the year ended December 31, 2009 as compared to a benefit of $241,000 for the year ended December 31, 2008 due to an establishment of a valuation allowance against deferred tax assets related to Resource TRS, our domestic taxable REIT subsidiary.

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

(Back to Index)

(Back to Index)

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

Professional services increased $438,000 (15%) to $3.3 million for the year ended December 31, 2008 as compared to $2.9 million for the year ended December 31, 2007 primarily due to the following:

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

Other (Expense)/Income

The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

	Years Ended
	December 31,
	2009	2008	2007
Impairment losses on investment securities	$(27,490)	$(26,611)	$(48,853)
Recognized in other comprehensive loss	(14,019)	(26,611)	(22,576)
Net impairment losses recognized in earnings	(13,471)	−	(26,277)
Net realized gains (losses) on loans and investments	1,890	(1,637)	(15,098)
Gain on deconsolidation of VIE	−	−	14,259
Provision for loan and lease losses	(61,383)	(46,160)	(6,211)
Gain on the extinguishment of debt	44,546	1,750	−
Gain on the settlement of a loan	−	574	−
Other (expense) income	(1,350)	115	201
Total	$(29,768)	$(45,358)	$(33,126)

Year Ended December 31, 2009 as compared to Year Ended December 31, 2008

Net impairment losses recognized in earnings were $13.5 million during the year ended December 31, 2009 and consisted of other-than-temporary impairment losses of $6.9 million on two CMBS-private placement positions, $5.7 million on our other ABS position, and $895,000 on one of our investment securities held to maturity.

Net realized gains (losses) on loans and investments increased $3.5 million to a gain of $1.9 million for the year ended December 31, 2009 from a loss of $1.6 million for the year ended December 31, 2008.  The primary component of the increased gain during the year ended December 31, 2009 was an increase of $1.4 million in net gains from the sale of loans and held-to-maturity securities in our Apidos portfolio.  In addition, the year ended December 31, 2008 contains net losses of $2.0 million from the sale of CMBS – private placement securities as compared to $190,000 of gains during the year ended December 31, 2009, a net increase in gains of $2.2 million for the year ended December 31, 2009.

Other (expense) income increased $1.5 million to an expense of $1.4 million for the year ended December 31, 2009 as compared to income of $115,000 for the year ended December 31, 2008.  The increase in expense was due to a charge of $1.4 million that was the result of an accrual for a liability related to a settlement on our equity position in the Ischus CDO II portfolio.

(Back to Index)

(Back to Index)

Our provision for loan and lease losses increased $15.2 million (33%) to $61.4 million for the year ended December 31, 2009 as compared to $46.2 million for the year ended December 31, 2008.  The provision for the year ended December 31, 2009 consisted of a $31.9 million provision on our commercial real estate portfolio, a $26.8 million provision on our bank loan portfolio and a $2.7 million provision on our direct financing leases and notes.  The provision for the year ended December 31, 2008 consisted of a $30.5 million provision for loan loss on our bank loan portfolio, a $14.8 million provision on our commercial real estate portfolio and a $900,000 provision on our direct financing leases and notes.  The principal reason for the increased provisions is overall worsening credit markets in 2009.  We have increased our general allowance for loan and lease losses in 2009 by $8.0 million for bank loans, $8.1 million for CRE loans and $0.7 million on our leasing portfolio.  Also, due to payment defaults, we took an $18.8 million provision on specifically impaired bank loans and a $2.0 million provision on our leasing portfolio during 2009.  Lastly, because of a decision to liquidate a substantial portion of collateral in our largest CRE position, we took a $23.8 million provision on that portfolio of loans in 2009.

Gain on the extinguishment of debt increased $42.8 million during the year ended December 31, 2009 to $44.5 million for the year ended December 31, 2009 from $1.8 million for the year ended December 31, 2008.  During the year ended December 31, 2009, we bought back $55.5 million of debt issued by RREF CDO 2006-1 and RREF CDO 2007-1.  The notes, issued at par, were bought back as an investment by us at a weighted average price of 19.8% of par resulting in a gain of $44.5 million.  During the year ended December 31, 2008, we bought back $5.0 million of debt issued by RREF CDO 2007-1.  The notes, issued at par, were bought back as an investment by us at a price of 65% of par resulting in a gain of $1.8 million.  The related deferred debt issuance costs were immaterial in all transactions.

Gain on the settlement of a loan during the year ended December 31, 2008 is due to the reimbursement of a loss related to the termination of a hedge after the paydown of a commercial real estate loan.  Per the terms of the agreement, we were to be reimbursed for any such termination costs.  There was no such transaction during the year ended December 31, 2009.

Year Ended December 31, 2008 as compared to Year Ended December 31, 2007

Net impairment losses on investment securities of $26.3 million during the year ended December 31, 2007 consisted entirely of other-than-temporary impairment on assets in our residential mortgage loan, or ABS-RMBS, portfolio held by Ischus CDO II.  During the second and third quarters of 2007, we experienced illiquidity in the sub-prime market and deteriorating delinquency characteristics of the mortgages underlying Ischus CDO II’s investments.  These trends together with significant rating agency actions supported the need to further reevaluate the level of asset impairments in Ischus CDO II’s ABS-RMBS portfolio.  The asset impairments recorded reflected these declining market conditions.  There was no such impairment for the year ended December 31, 2008.  These impairments were partially recaptured as part of our gain on the deconsolidation of Ischus CDO II.

Net realized gains (losses) on loans and investments decreased $13.5 million (89%) to a loss of $1.6 million for the year ended December 31, 2008 from a loss of $15.1 million for the year ended December 31, 2007.  Realized losses during the year ended December 31, 2008 consisted primarily of a loss of $2.0 million on the sale of one of our CMBS – private placement positions during the year.  This loss was partially offset by gains of $252,000 and $112,000 on the sale of assets in our leasing and bank loan portfolio, respectively.  Realized losses during the year ended December 31, 2007 consisted primarily of a $15.6 million realized gross loss on deconsolidation of Ischus CDO II.

Gain on deconsolidation of VIE of $14.3 million during the year ended December 31, 2007 is due to the deconsolidation of Ischus CDO II in November 2007.  Ischus CDO II had previously been a consolidated entity.

Our provision for loan and lease losses increased $39.9 million (643%) to $46.2 for the year ended December 31, 2008 as compared to $6.2 million for the year ended December 31, 2007.  The provision for the year ended December 31, 2008 consisted of a $30.5 million provision for loan loss on our bank loan portfolio, a $14.8 million provision on our commercial real estate portfolio and a $900,000 provision on our direct financing leases and notes.  The provision for the year ended December 31, 2007 consisted of a $2.8 million provision for loan loss on our bank loan portfolio, a $3.2 million provision on our commercial real estate portfolio and a $293,000 provision for lease loss on our direct financing leases and notes.  The principal reason for the increase in the provision for loan and lease losses was our increase of reserves on seven defaulted bank loans, one defaulted CRE loan and one CRE loan sold at a discount.  We also increased our general reserves due to deteriorating credit market conditions.

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

(Back to Index)

(Back to Index)

Gain on the settlement of loan during the year ended December 31, 2008 is due to the reimbursement of a loss related to the termination of a hedge after the paydown of a commercial real estate loan.  Under the terms of the agreement, we were to be reimbursed for any such termination costs.  There was no such transaction during the year ended December 31, 2007.

Financial Condition

Summary

Our total assets at December 31, 2009 were $1.8 billion as compared to $1.9 billion at December 31, 2008.  The decrease in total assets was principally due to allowances with respect to our loans and loan repayments in our investment portfolio.  The decrease in total assets from these loan repayments also resulted in a reduction of our borrowings as we repaid related debt.  To a lesser extent, the decrease in our total assets was due to a reduction in the fair market value of our available-for-sale securities.

Investment Portfolio

The following tables summarize the amortized cost and net carrying amount of our investment portfolio as of December 31, 2009 and 2008, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

(Back to Index)

(Back to Index)

	Amortized cost (3)	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
December 31, 2009
Floating rate
CMBS-private placement	$32,043	100.00%	$11,185	34.91%	$(20,858)	-65.09%
Other ABS	24	0.29%	24	0.29%	−	−%
B notes (1)	26,500	100.00%	26,283	99.18%	(217)	-0.82%
Mezzanine loans (1)	124,048	100.00%	123,033	99.18%	(1,015)	-0.82%
Whole loans (1)	403,890	99.98%	382,371	94.65%	(21,519)	-5.33%
Bank loans (2)	857,451	96.87%	798,614	90.23%	(58,837)	-6.65%
Bank loans held for sale (3)	8,050	78.88%	8,050	78.88%	−	−%
ABS held-to-maturity (4)	31,401	88.77%	21,287	60.18%	(10,114)	-28.59%
Total floating rate	1,483,407	97.23%	1,370,847	89.85%	(112,560)	-7.38%
Fixed rate
CMBS – private placement	60,067	64.08%	33,333	35.56%	(26,734)	-28.52%
B notes (1)	54,977	100.05%	54,527	99.23%	(450)	-0.82%
Mezzanine loans (1)	58,638	100.28%	53,200	90.98%	(5,438)	-9.30%
Whole loans (1)	80,305	99.78%	79,647	98.96%	(658)	-0.82%
Equipment leases and loans (5)	2,067	100.05%	927	44.87%	(1,140)	-55.18%
Total fixed rate	256,054	88.38%	221,634	76.50%	(34,420)	-11.88%
Grand total	$1,739,461	95.82%	$1,592,481	87.72%	$(146,980)	-8.10%

December 31, 2008
Floating rate
CMBS-private placement	$32,061	99.99%	$15,042	46.91%	$(17,019)	-53.08%
Other ABS	5,665	94.42%	45	0.75%	(5,620)	-93.67%
B notes (1)	33,535	100.00%	33,434	99.70%	(101)	-0.30%
Mezzanine loans (1)	129,459	100.01%	129,071	99.71%	(388)	-0.30%
Whole loans (1)	431,985	99.71%	430,690	99.41%	(1,295)	-0.30%
Bank loans (2)	909,350	99.17%	577,598	62.99%	(331,752)	-36.18%
ABS held-to-maturity (4)	28,157	97.09%	4,818	16.61%	(23,339)	-80.48%
Total floating rate	1,570,212	99.36%	1,190,698	75.35%	(379,514)	-24.01%
Fixed rate
CMBS – private placement	38,397	91.26%	14,173	33.69%	(24,224)	-57.57%
B notes (1)	55,534	100.11%	55,367	99.81%	(167)	-0.30%
Mezzanine loans (1)	81,274	94.72%	68,378	79.69%	(12,896)	-15.03%
Whole loans (1)	87,352	99.52%	87,090	99.23%	(262)	-0.29%
Equipment leases and notes (4)	104,465	99.38%	104,015	98.95%	(450)	-0.43%
Total fixed rate	367,022	97.55%	329,023	87.45%	(37,999)	-10.10%
Grand total	$1,937,234	99.02%	$1,519,721	77.68%	$(417,513)	-21.34%

(1)
Net carrying amount includes an allowance for loan losses of $29.3 million at December 31, 2009, allocated as follows:  B notes ($0.7 million), mezzanine loans ($6.4 million) and whole loans ($22.2 million).  Net carrying amount includes an allowance for loan losses of $15.1 million at December 31, 2008, allocated as follows: B notes ($0.3 million), mezzanine loans ($13.3 million) and whole loans ($1.5 million).

(2)
The bank loan portfolio is carried at amortized cost less allowance for loan loss and was $839.6 million at December 31, 2009.  The amount disclosed represents net realizable value at December 31, 2009, which includes $17.8 million allowance for loan losses at December 31, 2009.  The bank loan portfolio was $908.7 million (net of allowance of $28.8 million) at December 31, 2008.

(3)	Bank loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.

(4)	ABS held to maturity are carried at amortized cost less other-than-temporary impairment.

(5)	Net carrying amount includes a $1.1 million allowance for equipment leases and loans losses at December 31, 2009.

(Back to Index)

(Back to Index)

Commercial Mortgage-Backed Securities-Private Placement.  The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  We review our portfolios monthly and the determination of other-than-temporary impairment is made at least quarterly.  We consider the following factors when determining if there is an other-than-temporary impairment on a security:

•	the length of time the market value has been less than amortized cost;

•	the severity of the impairment;

•	the expected loss of the security as generated by third party software;

•	credit ratings from the rating agencies;

•	underlying credit fundamentals of the collateral backing the security; and

•	our intent to sell as well as the likelihood that we will be required to sell the security before the recovery of the amortized cost basis.

At December 31, 2009 and 2008, we held $44.5 million and $29.2 million, respectively, net of unrealized gains of $2.6 million and $0, respectively, and net of unrealized losses of $50.2 million and $41.2 million at December 31, 2009 and 2008, respectively, of CMBS-private placement at fair value which for our positions purchased in 2009 is based on dealer quotes due to their higher ratings and more active markets and for our positions purchased prior to 2009 is based on taking a weighted average of the following three measures:

•	an income approach utilizing an appropriate current risk-adjusted yield, time value and projected estimated losses from default assumptions based on analysis of underlying loan performance;

•	quotes on similar-vintage, higher rate, more actively traded CMBS adjusted as appropriate for the lower subordination level of our securities; and

•	dealer quotes on our securities for which there is not an active market.

In the aggregate, we purchased our CMBS-private placement portfolio at a discount.  At December 31, 2009 and 2008, the remaining discount to be accreted into income over the remaining lives of the securities was $29.1 million and $3.7 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

During the three months ended December 31, 2009, two collateral positions that supported the CMBS portfolio weakened to the point that default of these positions became probable.  The assumed default of these collateral positions in our cash flow model yielded a value that would result in less than a full recovery of our cost basis.  Accordingly, we recognized a $6.9 million other-than-temporary impairment on two of our CMBS investments during the three months ended December 31, 2009 bringing the combined fair value to $206,000.  We recognized these impairments through the consolidated statements of operations.

While the remaining CMBS investments have continued to decline in fair value, their change continues to be temporary.  We perform an on-going review of third-party reports and updated financial data with respect to the financial information on the underlying properties to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and when inputs are stressed projected cash flows are adequate to recover principal.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS-private placement as of December 31, 2009 and 2008 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2009		December 31, 2008
	Amortized Cost	Dollar Price	Amortized Cost		Dollar Price
Moody’s Ratings Category:
Aaa	$11,690	64.70%	$	−	− %
Aa1 through Aa3	9,639	50.73%		−	− %
A1 through A3	4,826	56.14%		−	− %
Baa1 through Baa3	2,021	33.68%		63,459	94.52%
Ba1 through Ba3	10,443	100.00%		−	− %
B1 through B3	24,449	85.27%		6,999	99.99%
Caa1 through Caa3	12,832	98.71%		−	− %
Ca through C	16,210	73.68%		−	− %
Total	$92,110	73.23%		$70,458	95.04%

S&P Ratings Category:
AAA	$5,997	59.97%	$	−	− %
AA+ through AA-	3,659	40.65%		−	− %
A+ through A-	6,544	62.75%		−	− %
BBB+ through BBB-	11,955	59.49%		51,378	94.24%
BB+ through BB-	7,847	78.76%		19,080	97.26%
B+ through B-	9,081	90.81%		−	− %
CCC+ through CCC-	47,027	83.54%		−	− %
Total	$92,110	73.23%		$70,458	95.04%

Weighted average rating factor	2,971			830

Other Asset-Backed Securities.  At December 31, 2009, we held two other ABS positions with a fair value of $24,000 that is the result of other-than-temporary impairment of $5.7 million recognized during the year ended December 31, 2009.  At December 31, 2008, we held one other ABS position with a fair value of $45,000, which was net of unrealized losses of $5.6 million.  This security is classified as available-for-sale and carried at fair value.

(Back to Index)

(Back to Index)

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Number of Loans	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
December 31, 2009:
Whole loans, floating rate (1)	32	$403,890	LIBOR plus 1.50% to LIBOR plus 4.40%	May 2010 to February 2017
Whole loans, fixed rate (1)	6	80,305	6.98% to 10.00%	May 2010 to August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2010 to October 2010
B notes, fixed rate	3	54,977	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	124,048	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2010 to January 2013
Mezzanine loans, fixed rate	5	58,638	8.14% to 11.00%	May 2010 to September 2016
Total (2)	59	$748,358

December 31, 2008:
Whole loans, floating rate (1)	29	$431,985	LIBOR plus 1.50% to LIBOR plus 4.40%	April 2009 to August 2011
Whole loans, fixed rate (1)	7	87,352	6.98% to 10.00%	May 2009 to August 2012
B notes, floating rate	4	33,535	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2009 to October 2009
B notes, fixed rate	3	55,534	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	129,459	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2009 to February 2010
Mezzanine loans, fixed rate	7	81,274	5.78% to 11.00%	November 2009 to September 2016
Total (2)	60	$819,139

(1)
Whole loans had $5.6 million and $26.6 million in unfunded loan commitments as of December 31, 2009 and 2008, respectively, that are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $29.3 million and $15.1 million recorded as of December 31, 2009 and 2008, respectively.

(3)
Excludes two floating rate whole loans.  One whole loan matured in July 2009 and is in foreclosure.  The other whole loan that matured is on a month-to-month extension.  This loan is current with respect to interest.

We had one mezzanine loan, with a balance of $11.6 million secured by equity interests in two enclosed regional malls that went into default in February 2008.  During the three months ended June 30, 2008, we recorded a provision for loan loss on the full balance.  We do not expect to recover any of this loan balance.

We have a portfolio of whole loans, with a cost balance of $66.8 million secured by multifamily properties in Northern California.  We decided to liquidate a substantial portion of the underlying collateral securing these loans and, as a result, we took an $18.8 million provision for loan loss during 2009.  This portfolio of loans was restructured and modified in 2010 after the final sale of certain of the collateral properties.  The modified loan balance after application of the 2010 sales proceeds of $8.3 million and the 2009 provisions taken was $39.7 million and is supported under its modified terms by the current cash flow from the remaining collateral properties.  Management has determined that this was a troubled debt restructuring.

Bank Loans.  At December 31, 2009, we held a total of $798.6 million of bank loans at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $216.2 million over our holdings at December 31, 2008.  The increase in total bank loans was principally due to improved market prices for bank loans during the year 2009.  We own 100% of the equity issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO which we have determined are variable interest entities, or VIEs, of which we are the primary beneficiary.  See “-Variable Interest Entities.”  As a result, we consolidated Apidos CDO I, Apidos CDO III and Apidos Cinco CDO as of December 31, 2008.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments as of December 31, 2009 and 2008 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2009		December 31, 2008
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$38,419	98.09%	$16,732	97.71%
Ba1 through Ba3	404,609	96.91%	456,594	99.21%
B1 through B3	355,441	96.33%	397,157	99.10%
Caa1 through Caa3	44,265	99.79%	34,617	100.09%
Ca	13,697	88.68%	−	− %
No rating provided	9,070	91.64%	4,250	100.00%
Total	$865,501	96.67%	$909,350	99.17%

S&P ratings category:
BBB+ through BBB-	$73,629	98.23%	$41,495	99.44%
BB+ through BB-	353,725	97.11%	473,354	99.03%
B+ through B-	337,193	96.12%	317,601	99.46%
CCC+ through CCC-	42,198	96.65%	26,886	100.02%
CC+ through CC-	3,104	100.13%	−	100.00%
C+ through C-	−	− %	1,075	100.00%
D	8,602	95.91%	1,480	100.00%
No rating provided	47,050	94.85%	47,459	97.85%
Total	$865,501	96.67%	$909,350	99.17%
Weighted average rating factor	2,131		1,982

Asset-backed securities held-to-maturity.  At December 31, 2009, we held a total of $21.3 million of ABS held-to-maturity at amortized cost through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $16.5 million over our holdings at December 31, 2008.  The increase in total ABS held-to-maturity was principally due to the purchase of $11.8 million par value of ABS held-to-maturity during the year ended December 31, 2009.

During the three months ended September 30, 2009, one collateral position that supported the ABS held-to-maturity weakened to the point that default of this position became probable.  The assumed default of this collateral position in our cash flow model yielded a value that would result in less than a full recovery of our cost basis.  Accordingly, we recognized an $895,000 other-than-temporary impairment on our ABS held-to-maturity investment during the three months ended September 30, 2009 bringing the combined fair value to $925,000.  We recognized this impairment through the consolidated statements of operations.

The following table summarizes our ABS held-to-maturity, at cost as of December 31, 2009 and 2008 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2009		December 31, 2008
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Aa1 through Aa3	$2,854	82.89%	$1,136	75.73%
A1 through A3	303	75.75%	6,351	97.71%
Baa1 through Baa3	−	− %	3,050	97.60%
Ba1 through Ba3	4,427	95.72%	15,187	98.78%
B1 through B3	4,240	97.58%	−	− %
Caa1 through Caa3	9,913	99.14%	−	− %
Ca	3,629	79.57%	−	− %
No rating provided	6,035	75.44%	2,433	97.32%
Total	$31,401	88.77%	$28,157	97.09%
S&P ratings category:
No rating provided	$31,401	88.77%	$28,157	97.09%
Total	$31,401	88.77%	$28,157	97.09%
Weighted average rating factor	4,028		795

(Back to Index)

(Back to Index)

Equipment Leases and Notes.  On June 30, 2009, we sold our sole membership interest in one of our subsidiaries that held a pool of leases valued at $89.8 million and transferred the $82.3 million balance of the related secured term facility to Resource America.  No gain or loss was recognized on the sale of this membership interest.  We received a note of $7.5 million from Resource America for the equity in the portfolio on June 30, 2009.  The promissory note bore interest at LIBOR plus 3% and matured on September 30, 2009.  On July 1, 2009, $4.5 million of the promissory note was repaid.  The remaining outstanding principal balance of the note of $3.0 million was paid in full on August 3, 2009.  The balance of equipment leases and notes was $927,000 and $104.0 million as of December 31, 2009 and 2008, respectively.

Interest Receivable.  At December 31, 2009, we had interest receivable of $5.8 million, which consisted of $5.7 million of interest on our securities, loans and equipment leases and notes and $9,000 of interest earned on escrow and sweep accounts.  At December 31, 2008, we had interest receivable of $8.4 million, which consisted of $8.4 million of interest on our securities, loans and equipment leases and notes and $49,000 of interest earned on escrow and sweep accounts.  The decrease in interest receivable resulted primarily from a $2.3 million decrease in interest on our Apidos portfolio as a result of the decrease in LIBOR, a reference index for the rates payable on these assets, $317,000 decrease in interest on our commercial real estate portfolio and $41,000 decrease in escrow and sweep interest.

Other Assets.  Other assets at December 31, 2009 of $5.1 million consisted primarily of $1.6 million of loan origination costs associated with our commercial real estate loan portfolio and trust preferred securities issuances, $1.1 million of principal paydown receivables on our bank loan and commercial real estate loan portfolios, $196,000 of prepaid directors’ and officers’ liability insurance, $273,000 of prepaid expenses, $1.7 million of deferred tax assets, $19,000 of lease payment receivable and $212,000 of other receivables.  Other assets at December 31, 2008 of $5.0 million consisted primarily of $2.7 million of loan origination costs associated with our trust preferred securities issuances, commercial real estate loan portfolio and secured term facility, $125,000 of prepaid directors’ and officers’ liability insurance, $764,000 of prepaid expenses, $424,000 of lease payment receivables, $950,000 of principal paydown receivables on our bank loan portfolio and $60,000 of other receivables.  The increase of $89,000 in other assets was primarily due to an increase in deferred tax assets of $1.7 million due to loss on our leasing portfolio, an increase of $152,000 of other receivables, $134,000 of principal paydown and $71,000 of prepaid directors’ and officers’ liability insurance.  This increase is partially offset by a decrease of $1.1 million in loan origination cost, $492,000 of prepaid assets and $405,000 of lease payment receivables due to the sale of a majority of our leasing portfolio on June 30, 2009.

Hedging Instruments.  Our hedges at December 31, 2009 and 2008 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With interest rates at historically low levels and the pending maturity of several agreements, we expect that the fair value of our hedges will modestly improve in 2010.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at December 31, 2009 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$15,235	5.34%	06/08/07	02/25/10	$(119)
Interest rate swap	1 month LIBOR	7,000	5.34%	06/08/07	02/25/10	(55)
Interest rate swap	1 month LIBOR	28,000	5.10%	05/24/07	06/05/10	(579)
Interest rate swap	1 month LIBOR	12,965	4.63%	12/04/06	07/01/11	(721)
Interest rate swap	1 month LIBOR	12,150	5.44%	06/08/07	03/25/12	(1,082)
Interest rate swap	1 month LIBOR	12,750	5.27%	07/25/07	08/06/12	(1,186)
Interest rate swap	1 month LIBOR	34,530	4.13%	01/10/08	05/25/16	(1,266)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/09/07	10/01/16	(141)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(274)
Interest rate swap	1 month LIBOR	82,117	5.58%	06/08/07	04/25/17	(6,677)
Interest rate swap	1 month LIBOR	1,726	5.65%	06/28/07	07/15/17	(135)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/19/07	07/15/17	(301)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/07/07	07/25/17	(276)
Total		$217,907	5.18%			$(12,812)

In addition, we had one interest rate cap agreement with a fair value of $45,000 and notional amount of $14.8 million outstanding as of December 31, 2009 which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through interest expense on our consolidated statements of operations.  The interest rate cap had an effective date of January 8, 2009, has a maturity date of August 5, 2011 and has a cap rate of 2.00%.  We did not have any interest rate caps as of December 31, 2008.

As of December 31, 2008, we had entered into hedges with a notional amount of $325.0 million and maturities ranging from May 2009 to December 2017.  At December 31, 2008, the fair value on our interest rate swap agreements was ($31.6) million.

(Back to Index)

(Back to Index)

Repurchase Agreements.  Historically, we have used repurchase agreements to finance our commercial real estate loans and CMBS-private placement portfolio.  We discuss these repurchase agreements in “−Repurchase Agreements,” below.  When used, these agreements are secured by the financed assets and bear interest rates that have historically moved in close relationship to LIBOR.  At December 31, 2009 and 2008, we had established nine borrowing arrangements with various financial institutions and for the years ended December 31, 2009 and 2008, had utilized two of these arrangements, principally our arrangement with Natixis; however, at December 31, 2009 we had repaid all outstanding borrowings on these facilities.  Because any repurchase transaction must be approved by the lender, and as a result of current market conditions, we do not anticipate using these facilities for the foreseeable future although, the facilities remain available for use if market conditions improve.

Collateralized Debt Obligations.  As of December 31, 2009, we had executed and retained equity in five CDO transactions as follows:

•
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $390.0 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes purchased in February 2008 an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2009, the notes issued to outside investors, net of repurchased notes had a weighted average borrowing rate of 0.81%.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle, of which RCC Commercial Inc., or RCC Commercial, a subsidiary of ours, purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2009, the notes issued to outside investors had a weighted average borrowing rate of 0.78%.

•
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle, of which RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in June 2009, $3.5 million of the Class E senior note and $4.0 million of the Class F senior notes in September 2009.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2009, the notes issued to outside investors, net of repurchased notes had a weighted average borrowing rate of 1.11%.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $23.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2009, the notes issued to outside investors had a weighted average borrowing rate of 0.71%.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $28.5 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2009, the notes issued to outside investors had a weighted average borrowing rate of 0.86%.

Trust Preferred Securities.  In May and September 2006, we formed Resource Capital Trust I and RCC Trust II, respectively, for the sole purpose of issuing and selling trust preferred securities.  Resource Capital Trust I and RCC Trust II are not consolidated into our consolidated financial statements because we are not deemed to be the primary beneficiary of either trust.  We own 100% of the common shares of each trust, each of which issued $25.0 million of preferred shares to unaffiliated investors.  Our rights as the holder of the common shares of each trust are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, our economic and voting rights are pari passu with the preferred shareholders.  We record each of our investments in the trusts’ common shares of $774,000 as an investment in unconsolidated trusts and record dividend income upon declaration by each trust.

(Back to Index)

(Back to Index)

In October 2009, we amended our unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provides for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under our guarantee.  The covenant waiver expires on January 1, 2012.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2009 were $742,000 and $754,000, respectively.  The interest rate adjustment took effect as of October 1, 2009 and expires on September 30, 2011.  The rates for RCT I and RCT II at December 31, 2009, were 6.18% and 6.19%, respectively.  The rates for RCT I and RCT II at December 31, 2008, were 5.42% and 7.42%, respectively.  The additional cost is approximately $280,000 per quarter.

In connection with the issuance and sale of the trust preferred securities, we issued $25.8 million principal amount of junior subordinated debentures to each of Resource Capital Trust I and RCC Trust II.  The junior subordinated debentures debt issuance costs are deferred in other assets in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations.  At December 31, 2009, Resource Capital Trust I and RCC Trust II had weighted average borrowing rates of 6.18% and 6.19%, respectively.

Stockholders’ Equity

Stockholders’ equity at December 31, 2009 was $228.8 million and gave effect to $12.8 million of unrealized losses on cash flow hedges and $47.6 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2008 was $186.3 million and gave effect to $31.6 million of unrealized losses on cash flow hedges and $46.9 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  The increase in stockholders’ equity during the year ended December 31, 2009 was principally due to our most recent offering completed in December 2009 and the increase in the market value of our available-for-sale securities and on our cash flow hedges offset by an increase in provision for loan losses and other than temporary impairment on our available-for-sale portfolio.

As a result of “available-for-sale” accounting treatment, unrealized fluctuations in market values of certain assets do not impact our income determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, or our taxable income, but rather are reflected on our consolidated balance sheets by changing the carrying value of the asset and stockholders’ equity under “Accumulated Other Comprehensive Loss.”  By accounting for our assets in this manner, we hope to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

The following is a reconciliation of GAAP stockholders’ equity to economic book value:

	As of December 31,
	2009	2008
	(in thousands, except per share data)
Stockholders’ equity - GAAP	$228,830	$186,305
Add: (1)
Unrealized losses – CMBS portfolio	47,592	41,243
Unrealized losses recognized in excess of value at risk – interest rate swaps	12,812	31,589
Economic book value (2)	$289,234	$259,137
Shares outstanding	36,546	25,345
Economic book value per share	$7.91	$10.22

(1)	RCC adds back unrealized losses on interest rate swaps (cash flow hedges) that are associated with fixed-rate loans that have not been fair-valued through stockholders’ equity.

(2)
Management views economic book value, a non-GAAP measure, as a useful and appropriate supplement to GAAP stockholders' equity and book value per share.  The measure serves as an additional measure of RCC’s value because it facilitates evaluation of us without the effects of unrealized losses on investments for which we expect to recover full par value at maturity and on interest rate swaps, which we intend to hold to maturity, in excess of RCC’s value at risk.  Unrealized losses recognized in RCC’s financial statements, prepared in accordance with GAAP that are in excess of RCC’s maximum value at risk are added back to stockholders' equity in arriving at economic book value.  Economic book value should be reviewed in connection with GAAP stockholders' equity as set forth in RCC’s consolidated balance sheets, to help analyze RCC’s value to investors.  Economic book value is defined in various ways throughout the REIT industry.  Investors should consider these differences when comparing RCC’s economic book value to that of other REITs.

(Back to Index)

(Back to Index)

REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles GAAP net income to estimated REIT taxable income for the periods presented (in thousands):
	Years Ended
	December 31,
	2009	2008	2007
Net income (loss) – GAAP	$6,339	$(3,074)	$8,890
Taxable REIT subsidiary’s loss	3,138	−	−
Adjusted net income (loss)	9,477	(3,074)	8,890

Adjustments:
Share-based compensation to related parties	543	(1,620)	(500)
Capital carryover (utilization)/losses from the sale of securities	4,818	2,000	(49)
Provision for loan and lease losses unrealized	26,877	14,817	3,153
Asset impairments	13,471	−	26,277
Deferral of extinguishment of debt income	(28,530)	−	−
Net book to tax adjustment for the inclusion of our taxable foreign REIT subsidiaries	(6,277)	27,115	3,432
Subpart F income limitation	9,872	−	−
Net unrealized loss on the deconsolidation of ABS-RMBS portfolio	−	−	1,317
Other net book to tax adjustments	1,212	16	(110)
Estimated REIT taxable income	$31,463	$39,254	$42,410

We believe that a presentation of estimated REIT taxable income provides useful information to investors regarding our financial condition and results of operations as we use this measurement to determine the amount of dividends that we are required to declare to our stockholders in order to maintain our status as a REIT for federal income tax purposes.  Since we, as a REIT, expect to make distributions based on taxable earnings, we expect that our distributions may at times be more or less than our reported GAAP earnings.  Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries.  Estimated REIT taxable income excludes the undistributed taxable income of our domestic TRS, if any such income exists, which is not included in REIT taxable income until distributed to us.  There is no requirement that our domestic TRS distribute its earning to us.  Estimated REIT taxable income, however, includes the taxable income of our foreign TRSs because we are generally required to recognize and report their taxable income on a current basis.  Because not all companies use identical calculations, this presentation of estimated REIT taxable income may not be comparable to other similarly-titled measures of other companies.

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net REIT taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.

Liquidity and Capital Resources

As of December 31, 2009, our principal sources of current liquidity were $43.4 million of net proceeds from our December 2009 offering and $8.9 million of proceeds from sales of common stock through our Dividend Reinvestment Plan, or DRIP, and funds available in existing CDO financings of $80.5 million.  As of December 31, 2008, our principal sources of current liquidity were funds available in existing CDO financings of $35.9 million, $4.0 million from secured term financings, and $33.1 million of net proceeds from the transfer of commercial real estate loans, available-for-sale securities and commercial real estate CDO notes from our commercial real estate term facility and short term repurchase agreements into our CDO structures.

(Back to Index)

(Back to Index)

      Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs, which if they fail to meet certain tests, will cease.  Through December 31, 2009, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

At February 28, 2010, after paying the fourth quarter dividend, RCC’s liquidity of $116.7 million consists of two primary sources:

•	unrestricted cash and cash equivalents of $29.1 million and restricted cash of $4.0 million in margin call accounts; and

•	capital available for reinvestment in its five CDO entities of $83.6 million, of which $1.7 million is designated to finance future funding commitments on CRE loans.

Our leverage ratio may vary as a result of the various funding strategies we use.  As of December 31, 2009 and 2008, our leverage ratio was 6.7 times and 9.1 times, respectively.  The decrease in leverage ratio was primarily due to the offering proceeds received during our December 2009 offering, the repurchase of our CDO debt, at substantial discounts, and the repayment of our short-term borrowing obligations in full during the year ended December 31, 2009.

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

At December 31, 2009, RCC Real Estate SPE 3 had repaid all outstanding borrowings.  At December 31, 2008, RCC Real Estate SPE 3 had borrowed $17.1 million.  At December 31, 2008, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $35.8 million and had a weighted average interest rate of one-month LIBOR plus 2.30%, which was 3.50% at December 31, 2008.

(Back to Index)

(Back to Index)
We repaid all borrowings to Credit Suisse Securities (USA) LLC as of December 31, 2009.  As of December 31, 2008, we had $90,000 outstanding under our agreement with Credit Suisse Securities (USA) LLC to finance our commercial real estate CDO Notes which was secured by commercial real estate CDO Notes with a carrying value of $3.9 million.  These are one-month contracts.

Credit Facilities

In March 2006, Resource Capital Funding, LLC, a special purpose entity whose sole member is Resource TRS, Inc., our wholly-owned subsidiary, entered into a Receivables Loan and Security Agreement as the borrower, with LEAF Financial Corporation as the servicer, Black Forest Funding Corporation as the lender, Bayerische Hypo-Und Vereinsbank AG, or HUB, New York Branch, as the agent, U.S. Bank National Association, as the custodian and the agent’s bank, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer.  This agreement is a $100.0 million secured term credit facility used to finance the purchase of equipment leases and notes.  In connection with the sale on June 30, 2009 of Resource Capital Funding, LLC to Resource America, the borrowings under the secured term facility with HUB were transferred to Resource America and our obligations were terminated.  At December 31, 2008, there had been $95.7 million outstanding under the facility.  See “ – Financial Condition – Credit Facility.”

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of December 31, 2009.  The table below excludes contractual commitments related to our derivatives, which we discuss in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” because those contracts do not have fixed and determinable payments.

	Contractual Commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year		1 – 3 years		3 – 5 years		More than 5 years
CDOs	$1,484,952	$	−	$	−	$	−	$1,484,952	(1)
Unsecured junior subordinated debentures	51,548		−		−		−	51,548	(2)
Base management fees(3)	4,456		4,456		−		−	−
Total	$1,540,956		$4,456	$	−	$	−	$1,536,500

(1)
Contractual commitment does not include $2.2 million, $6.4 million, $5.2 million, $7.5 million and $16.4 million of interest expense payable through the non-call dates of July 2010, May 2011, June 2011, August 2011 and June 2012, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1 and RREF 2007-1.  The non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)
Contractual commitment does not include $3.7 million and $5.0 million of interest expense payable through the non-call dates of June 2011 and October 2011, respectively, on our trust preferred securities.

(3)	Calculated only for the next 12 months based on our current equity, as defined in our management agreement.

At December 31, 2009, we had 13 interest rate swap contracts with a notional value of $217.9 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  See “– Financial Condition – Hedging Instruments.”  As of December 31, 2009, the average fixed pay rate of our interest rate hedges was 5.18% and our receive rate was one-month LIBOR, or 0.23%.  In addition, we also had an interest rate cap agreement with a notional amount of $14.8 million outstanding which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through our consolidated statements of operations.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of December 31, 2009, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

We have certain unfunded commitments related to our commercial real estate loan portfolio that we may be required to fund in the future.  Our unfunded commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria.  Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.  As of December 31, 2009, we had four loans with unfunded commitments totaling $5.6 million, of which $1.7 million will be funded by restricted cash in RREF CDO 2007-1.

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

Valuation of Investment Securities

We classify our investment portfolio as either trading investments, available-for-sale investments or held-to-maturity investments.  Although we generally plan to hold most of our investments to maturity, we may, from time to time, sell any of our investments due to changes in market conditions or in accordance with our investment strategy.  Our securities available-for-sale are reported at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  As of December 31, 2009 and 2008, we had aggregate unrealized losses on our available-for-sale securities of $47.6 million and $46.9 million, respectively, which, if not recovered, may result in the recognition of future losses.  Fair value is determined for securities purchased in 2009 based on dealer quotes due to their higher ratings and more active markets and, for securities purchased prior to 2009, based on taking a weighted average of the following three measures:

•	an income approach utilizing an appropriate current risk-adjusted yield, time value and projected estimated losses from default assumptions based on historical analysis of underlying loan performance;

•	quotes on similar-vintage, higher rated, more actively traded CMBS securities adjusted for the lower subordination level of our securities; and

•	dealer quotes on our securities for which there is not an active market.

We are required to determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), evaluate whether the impairment is other than temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

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

Accounting for Derivative Financial Instruments and Hedging Activities

Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements, or other similar hedged items, for a specified future time period.

As of December 31, 2009, we had engaged in 13 interest rate swaps with a notional value of $217.9 million and a fair value of ($12.8) million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts.  As of December 31, 2008, we had engaged in 31 interest rate swaps with a notional value of $325.0 million and a fair value of ($31.6) million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts.  The contracts we have entered into have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting.  The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting.  A hedge instrument is highly effective if changes in the fair value of the derivative provide an offset to at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged.  The futures and interest rate swap contracts are carried on our consolidated balance sheets at fair value.  Any ineffectiveness which arises during the hedging relationship must be recognized in interest expense during the period in which it arises.  Before the end of the specified hedge time period, the effective portion of all contract gain and losses (whether realized or unrealized) is recorded in other comprehensive income or loss.  Realized gains and losses on futures contracts are reclassified into earnings as an adjustment to interest expense during the specified hedge time period.  Realized gains and losses on the interest rate hedges are reclassified into earnings as an adjustment to interest expense during the period after the swap repricing date through the remaining maturity of the swap.  For taxable income purposes, realized gains and losses on futures and interest rate cap and swap contracts are reclassified into earnings over the term of the hedged transactions as designated for tax.

(Back to Index)

(Back to Index)

We are not required to account for derivative contracts using hedge accounting as described above.  If we decided not to designate the derivative contracts as hedges and to monitor their effectiveness as hedges, or if we entered into other types of financial instruments that did not meet the criteria to be designated as hedges, changes in the fair values of these instruments would be recorded in the statement of operations, potentially resulting in increased volatility in our earnings.  We had one non-designated interest rate cap agreement with a fair value of $45,000 and a notional amount of $14.8 million outstanding at December 31, 2009 which reduced our exposure to variability in future cash flows attributable to LIBOR.  We recorded interest expense of $89,000 for the year ended December 31, 2009.  We did not have any non-designated cash flow hedges as of December 31, 2008.

Income Taxes

We expect to operate in a manner that will allow us to qualify and be taxed as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided, that at least 90% of REIT taxable income is distributed and certain other requirements are met.  If we fail to meet these requirements and do not qualify for certain statutory relief provisions, we would be subject to federal income tax.  We have a wholly-owned domestic subsidiary, Resource TRS, that we and Resource TRS have elected to be treated as a taxable REIT subsidiary.  For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in Resource TRS, because it is taxed as a regular subchapter C corporation under the Internal Revenue Code.  During the years ended December 31, 2009 and 2008, we recorded benefits of $2,000 and $241,000, respectively, for income taxes related to earnings of Resource TRS.

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

We consider an individual loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based the present value of estimated cash flows; on market price, if available; or the fair value of the collateral less estimated disposition costs.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, then we will record a charge-off or write-down of the loan against the allowance for credit losses.  The balance of impaired loans and leases was $100.1 million and $23.9 million at December 31, 2009 and 2008, respectively.  The total balance of impaired loans and leases with a valuation allowance at December 31, 2009 and 2008 was $82.2 million and $23.9 million, respectively.  The total balance of impaired loans and leases with a specific valuation allowance was $17.9 million at December 31, 2009.  All of the loans and leases deemed impaired at December 31, 2008 have an associated valuation allowance.  The specific valuation allowance related to these impaired loans and leases was $31.0 million and $19.6 million at December 31, 2009 and 2008, respectively.  The average balance of impaired loans and leases was $112.6 million and $24.9 million during 2009 and 2008, respectively.  We did not recognize any income on impaired loans and leases during 2009 and 2008 once each individual loan or lease became impaired unless cash was received.

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

(Back to Index)

(Back to Index)

The following table shows the changes in the allowance for loan loss (in thousands):

Allowance for loan loss at January 1, 2008	$5,918
Reserve charged to expense	45,259
Loans charged-off	(7,310)
Recoveries	−
Allowance for loan loss at January 1, 2009	43,867
Reserve charged to expense	58,711
Loans charged-off	(55,456)
Recoveries	−
Allowance for loan loss at December 31, 2009	$47,122

The following table shows the changes in the allowance for lease loss (in thousands):

Allowance for lease loss at January 1, 2008	$	−
Reserve charged to expense		901
Lease charged-off		(451)
Recoveries		−
Allowance for lease loss at December 31, 2008		450
Reserve charged to expense		2,672
Lease charged-off		(1,994)
Recoveries		12
Allowance for lease loss at December 31, 2009		$1,140

Variable Interest Entities

In December 2003, the Financial Accounting Standards Board, or FASB, issued guidance which requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity which we refer to as variable interests.  We consider all counterparties to a transaction to determine whether a counterparty is a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity.  We perform analyses to determine whether we are the primary beneficiary.  As of December 31, 2009, we determined that RREF CDO 2007-1, RREF CDO 2006-1, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO were VIEs and that we were the primary beneficiary of RREF CDO 2007-1, RREF CDO 2006-1, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.

Recent Accounting Pronouncements

In January 2010, the FASB issued new guidance for fair value measurements and disclosures.  The guidance requires new disclosures for transferring in and out of Level 1 and Level 2 amounts and clarifies existing disclosures regarding levels of disaggregation and inputs surrounding valuation techniques.  This guidance will be effective for interim and annual periods beginning after December 15, 2009.  We do not expect adoption will have a material impact on its consolidated financial statements.  In addition, this guidance requires new disclosure surrounding activity in Level 3 fair value measurements, to present separately information about purchases, sales, issuances and settlements.  This guidance will be effective for interim and annual periods beginning after December 15, 2010.  Adoption will require additional disclosure to break out such categories in the notes to our consolidated financial statements.

In December 2009, the FASB issued new guidance for improving financial reporting for enterprises involved with variable interest entities, or VIEs, regarding power to direct the activities of a VIE as well as obligations to absorb the losses.  This guidance is effective for interim and annual periods beginning after November 15, 2009.  We have evaluated the potential impact of adopting this statement and do not believe it will have an impact on our consolidated financial statements.

In August 2009, the FASB issued new guidance for evaluating the fair value of liabilities.  The guidance clarifies techniques for valuing liabilities in circumstances where a quoted price or a quoted price for an identical liability is not available.  The provisions of this guidance were effective in the third quarter of 2009 and did not have a material impact on our consolidated financial statements.

(Back to Index)

(Back to Index)

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification, the single source of authoritative GAAP, other than guidance put forth by the Securities and Exchange Commission (“SEC”).  All other accounting literature not included in the codification will be considered non-authoritative.  We adopted this guidance in the third quarter of 2009.  Adoption impacted the disclosures for references to accounting guidance by putting such disclosures into plain English.

In June 2009, the FASB issued new guidance for consolidation of variable interest entities which changes the consolidation guidance applicable to a VIE and amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  This standard also requires continuous reassessment of whether an enterprise is the primary beneficiary of a VIE as well as enhanced disclosures about an enterprise’s involvement with a VIE.  This statement is effective for interim and annual periods beginning after November 15, 2009.  We have evaluated the potential impact of adopting this statement and concluded that we will continue to consolidate our VIEs mentioned above under “Variable Interest Entities” as well as identified in Note 1 to the consolidated financial statements.  Upon adoption, we will do a continuous reassessment of our conclusion as stipulated in this statement.

In June 2009, the FASB issued guidance for accounting for transfers of financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires greater transparency of related disclosures.  This statement is effective for fiscal years beginning after November 15, 2009.  We have evaluated the potential impact of adopting this statement and do not expect adoption will have an impact on our consolidated financial statements.

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the issuance of the financial statements.  We adopted this guidance in the second quarter of 2009.  Adoption did not have a material impact on our consolidated financial statements.  We provided disclosures required by this guidance.

On April 9, 2009, the FASB issued guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  It provides guidelines for making fair value measurements more consistent with the fair value measurement principles when the volume and level of activity for the asset or liability have decreased significantly.  It also enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  Finally, it provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  Provisions for this guidance were effective for interim periods ending after June 15, 2009, with early adoption permitted in the first quarter of 2009.  Adoption did not have a significant impact on our consolidated financial statements; however, we provided the required additional disclosures in Note 16 to the consolidated financial statements.

In March 2008, the FASB issued guidance that requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008 and was applicable to us in the first quarter of fiscal 2009.  Adoption did not have a significant impact on our financial statements; however, we provided the required additional disclosures in Note 17 to the consolidated financial statements.

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

As of December 31, 2009 and 2008, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

Effect on Fair Value

A component of interest rate risk is the effect changes in interest rates will have on the market value of our assets.  We face the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

(Back to Index)

(Back to Index)

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

The following sensitivity analysis tables show, at December 31, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	December 31, 2009
	Interest rates fall 100 basis points	Unchanged			Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value	$34,815		$33,333		$31,914
Change in fair value	$1,482	$	−		$(1,419)
Change as a percent of fair value	4.45%		−	%	4.26%

Hedging instruments
Fair value	$(27,870)		$(12,812)		$(10,559)
Change in fair value	$(15,058)	$	−		$2,253
Change as a percent of fair value	117.53%		−	%	17.59%

(1)	Includes the fair value of available-for-sale investments that are sensitive to interest rate change.

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

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Capital Corp.

We have audited the accompanying consolidated balance sheets of Resource Capital Corp. (a Maryland corporation) and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under item 15 (a) 2.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Corp. and its subsidiaries as of December 31, 2009 and 2008, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resource Capital Corp. and its subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion on internal control over financial reporting.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 15, 2010

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$51,991	$14,583
Restricted cash	85,125	60,394
Investment securities available-for-sale, pledged as collateral, at fair value	39,304	22,466
Investment securities available-for-sale, at fair value	5,238	6,794
Investment securities held-to-maturity, pledged as collateral	31,401	28,157
Loans, pledged as collateral and net of allowances of $47.1 million and $43.9 million	1,558,687	1,684,622
Loans held for sale	8,050	−
Direct financing leases and notes, net of allowances of $1.1 million and $450,000 and net of unearned income	927	104,015
Investments in unconsolidated entities	3,605	1,548
Interest receivable	5,754	8,440
Other assets	5,102	5,012
Total assets	$1,795,184	$1,936,031
LIABILITIES
Borrowings	$1,536,500	$1,699,763
Distribution payable	9,170	9,942
Accrued interest expense	1,516	4,712
Derivatives, at fair value	12,767	31,589
Accounts payable and other liabilities	6,401	3,720
Total liabilities	1,566,354	1,749,726
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 36,545,737 and 25,344,867 shares issued and outstanding (including 437,319 and 452,310 unvested restricted shares)	36	26
Additional paid-in capital	405,517	356,103
Accumulated other comprehensive loss	(62,154)	(80,707)
Distributions in excess of earnings	(114,569)	(89,117)
Total stockholders’ equity	228,830	186,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,795,184	$1,936,031

The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	December 31,
	2009	2008	2007
REVENUES
Net interest income:
Loans	$84,563	$117,108	$136,873
Securities	7,225	6,378	30,014
Leases	4,336	8,180	7,553
Interest income – other	1,469	2,675	2,555
Total interest income	97,593	134,341	176,995
Interest expense	45,427	79,619	121,564
Net interest income	52,166	54,722	55,431

OPERATING EXPENSES
Management fees − related party	8,363	6,301	6,554
Equity compensation – related party	1,240	540	1,565
Professional services	3,866	3,349	2,911
Insurance expense	828	641	466
General and administrative	1,764	1,848	1,581
Income tax (benefit) expense	(2)	(241)	338
Total expenses	16,059	12,438	13,415

NET OPERATING INCOME	36,107	42,284	42,016

OTHER INCOME (EXPENSES)
Impairment losses on investment securities	(27,490)	(26,611)	(48,853)
Recognized in other comprehensive loss	(14,019)	(26,611)	(22,576)
Net impairment losses recognized in earnings	(13,471)	−	(26,277)
Net realized losses on loans and investments	1,890	(1,637)	(15,098)
Gain on deconsolidation of VIE	−	−	14,259
Provision for loan and lease losses	(61,383)	(46,160)	(6,211)
Gain on the extinguishment of debt	44,546	1,750	−
Gain on the settlement of loan	−	574	−
Other (expense) income	(1,350)	115	201
Total expenses	(29,768)	(45,358)	(33,126)

NET INCOME (LOSS)	$6,339	$(3,074)	$8,890

NET INCOME (LOSS) PER SHARE – BASIC	$0.25	$(0.12)	$0.36

NET INCOME (LOSS) PER SHARE – DILUTED	$0.25	$(0.12)	$0.36

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	25,205,403	24,757,386	24,610,468

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	25,355,821	24,757,386	24,860,184

DIVIDENDS DECLARED PER SHARE	$1.15	$1.60	$1.62

The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except share and per share data)

	Shares	Amount	Additional Paid-In Capital	Deferred Equity Compensation		Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Treasury Shares		Total Stockholders’ Equity	Comprehensive (Loss)/Income
Balance, December 31, 2006	23,821,434	$24	$341,400		$(1,072)	$(9,279)	$	−	$(13,522)		−	$317,551
Net proceeds from common stock offerings	650,000	1	10,134		−	−		−	−		−	10,135	−
Offering costs	−	−	(406)		−	−		−	−		−	(406)	−
Reclassification of deferred equity compensation	−	−	(1,072)		1,072	−		−	−		−	−	−
Stock based compensation	526,448	−	723		−	−		−	−		−	723	−
Stock based compensation, fair value adjustment	−	−	−		−	−		−	−		−	−	−
Exercise of common stock warrants	375,547	−	5,632		−	−		−	−		−	5,632	−
Amortization of stock based compensation	−	−	1,565		−	−		−	−		−	1,565	−
Repurchase and retirement of treasury shares	(263,000)	−	−		−	−		−	−		(2,771)	(2,771)
Forfeiture of unvested stock	(6,897)	−	−		−	−		−	−		−	−
Net income	−	−	−		−	−		8,890	−		−	8,890	$8,890
Available-for-sale securities, fair value adjustment	−	−	−		−	(16,544)		−	−		−	(16,544)	(16,544)
Designated derivatives, fair value adjustment	−	−	−		−	(12,500)		−	−		−	(12,500)	(12,500)
Distributions on common stock	−	−	−		−	−		(8,890)	(31,779)		−	(40,669)
Comprehensive loss	−	−	−		−	−		−	−		−	−	$(20,154)
Balance, December 31, 2007	25,103,532	25	357,976		−	(38,323)		−−	(45,301)		(2,771)	271,606
Net proceeds from dividend reinvestment and stock purchase plan	10,831	−	40		−	−		−	−		−	40	−
Offering costs	−	−	(22)		−	−		−	−		−	(22)	−
Retirement of treasury shares	−	−	(2,771)		−	−		−	−		2,771	−	−
Stock based compensation	234,871	1	340		−	−		−	−		−	341	−
Amortization of stock based compensation	−	−	540		−	−		−	−		−	540	−
Forfeiture of unvested stock	(4,367)	−	−		−	−		−	−		−	−
Net income	−	−	−		−	−		(3,074)	−		−	(3,074)	(3,074)
Available-for-sale securities, fair value adjustment	−	−	−		−	(24,288)		−	−		−	(24,288)	(24,288)
Designated derivatives, fair value adjustment	−	−	−		−	(18,096)		−	−		−	(18,096)	(18,096)
Distributions on common stock	−	−	−		−	−		3,074	(43,816)		−	(40,742)
Comprehensive loss	−	−	−		−	−		−	−		−	−	$(45,458)
Balance, December 31, 2008	25,344,867	26	356,103		−	(80,707)		−−	(89,117)		−	186,305
Proceeds from common stock offering	10,294,455	10	46,316		−	−		−	−		−	46,326	−
Proceeds from dividend reinvestment and stock purchase plan	1,895,043	1	8,994		−	−		−	−		−	8,995	−
Offering costs	−	−	(2,964)		−	−		−	−		−	(2,964)	−
Repurchase and retirement of treasury shares	(1,400,000)	(1)	(5,039)		−	−		−	−			(5,040)	−
Stock based compensation	419,563		867		−	−		−	−		−	867	−
Amortization of stock based compensation	−	−	1,240		−	−		−	−		−	1,240	−
Forfeiture of unvested stock	(8,191)	−	−		−	−		−	−		−	−	−
Net income	−	−	−		−	−		6,339	−		−	6,339	6,339
Securities available-for-sale, fair value adjustment, net	−	−	−		−	(729)		−	−		−	(729)	(729)
Designated derivatives, fair value adjustment	−	−	−		−	19,282		−	−		−	19,282	19,282
Distributions on common stock	−	−	−		−	−		(6,339)	(25,452)		−	(31,791)
Comprehensive loss	−	−	−		−	−		−	−		−	−	$24,892
Balance, December 31, 2009	36,545,737	$36	$405,517	$	−	$(62,154)	$	−	$(114,569)	$	−	$228,830
The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,339	$(3,074)	$8,890
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	61,383	46,160	6,211
Depreciation and amortization of term facilities	1,355	1,019	793
Accretion of net discounts on investments	(8,719)	(1,478)	(1,034)
Amortization of discount on notes of CDOs	1,032	173	83
Amortization of debt issuance costs on notes of CDOs	4,058	3,129	2,681
Amortization of stock-based compensation	1,240	540	1,565
Amortization of terminated derivative instruments	499	205	(174)
Non-cash incentive compensation to the Manager	1,143	440	774
Unrealized losses on non-designated derivative instruments	95	−	−
Net realized (gains) losses on investments	(1,890)	1,637	15,098
Net impairment losses recognized in earnings	13,471	−	26,277
Gain on the extinguishment of debt	(44,546)	(1,750)	−
Gain on deconsolidation of VIEs	−	−	(14,259)
Gain on the settlement of loan	−	(574)	−
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	10,596	4,113	(16,775)
Decrease (increase) in interest receivable, net of purchased interest	2,697	3,526	(4,881)
Decrease (increase) in accounts receivable	424	574	(511)
Increase (decrease) in management and incentive fee payable	474	221	(647)
(Decrease) increase in security deposits	(791)	353	134
Increase (decrease) in accounts payable and accrued liabilities	2,714	(962)	55
(Decrease) increase in accrued interest expense	(3,168)	(2,729)	993
Increase in other assets	(1,784)	(573)	(1,895)
Net cash provided by operating activities	46,622	50,950	23,378
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(35,327)	54,976	(71,930)
Purchase of securities available-for-sale	(28,958)	−	(87,378)
Principal payments received on securities available-for-sale	21	2,359	11,333
Proceeds from sale of securities available-for-sale	1,909	8,000	29,867
Investment in unconsolidated entity	(2,066)	−	−
Distribution from unconsolidated entities	−	257	517
Purchase of loans	(243,786)	(186,759)	(1,296,938)
Principal payments received on loans	177,589	161,653	572,046
Proceeds from sale of loans	130,078	34,853	183,455
Purchase of direct financing leases and notes	−	(42,490)	(38,735)
Principal payments received on direct financing leases and notes	8,655	27,823	26,366
Proceeds from sale of direct financing leases and notes	2,125	5,034	6,378
Proceeds from sale of interest in subsidiary	7,545	−	−
Net cash provided by (used in) investing activities	17,785	65,706	(665,019)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)

	Years Ended
	December 31,
	2009		2008		2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $2,964, $0 and $406)		43,362		−		15,362
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0, $22 and $0)		8,995		18		−
Repurchase of common stock		(5,040)		−		(2,771)
Proceeds from borrowings:
Repurchase agreements		18		239		464,137
Collateralized debt obligations		−		35,912		674,653
Unsecured revolving credit facility		−		−		10,000
Secured term facility		−		26,342		30,077
Payments on borrowings:
Repurchase agreements		(17,108)		(99,319)		(468,102)
Collateralized debt obligations		−		−		(993)
Unsecured revolving credit facility		−		−		(10,000)
Secured term facility		(13,395)		(22,367)		(23,011)
Repurchase of debt		(10,974)		(3,250)		−
Settlement of derivative instruments		−		(4,178)		2,581
Payment of debt issuance costs		(293)		(333)		(11,651)
Distributions paid on common stock		(32,564)		(41,166)		(37,966)
Net cash (used in) provided by financing activities		(26,999)		(108,102)		642,316
NET INCREASE IN CASH AND CASH EQUIVALENTS		37,408		8,554		675
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		14,583		6,029		5,354
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$51,991		$14,583		$6,029

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$9,170		$9,942		$10,366
Issuance of restricted stock		$242		$1,435		$6,650
Purchase of loans on warehouse line	$	−	$	−		$(311,069)
Proceeds from warehouse line	$	−	$	−		$311,069
Transfer of direct financing leases and notes		$89,763	$	−	$	−
Transfer of secured term facility		$(82,319)	$	−	$	−
Increase in bank loan investments		$1,148	$	−	$	−
Decrease in bank loan investments		$(1,148)	$	−	$	−
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$48,138		$94,879		$136,683
Income taxes paid in cash	$	−		$627		$90

The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 − ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource Capital Corp. and subsidiaries’ (collectively the ‘‘Company’’) principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (the ‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (NASDAQ: REXI-GS).  The following subsidiaries are consolidated on the Company’s financial statements:

•
RCC Real Estate, Inc. (“RCC Real Estate”) holds real estate investments, including commercial real estate loans and commercial real estate-related securities.  RCC Real Estate owns 100% of the equity of the following variable interest entities ("VIEs"):

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

•	RCC Commercial, Inc. (“RCC Commercial”) holds bank loan investments and commercial real estate-related securities. RCC Commercial owns 100% of the equity of the following VIEs:

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

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated financial statements include the accounts of the Company.

When the Company obtains an explicit or implicit interest in an entity, the Company evaluates the entity to determine if the entity is a VIE, and, if so, whether or not the Company is deemed to be the primary beneficiary of the VIE.  Generally, the Company consolidates VIEs for which the Company is deemed to be the primary beneficiary or for non-VIEs which the Company controls. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE.  When determining the primary beneficiary of a VIE, the Company considers its aggregate explicit and implicit variable interests as a single variable interest.  If the Company’s single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Company is considered the primary beneficiary of the VIE.  The Company reconsiders its determination of whether an entity is a VIE and whether the Company is the primary beneficiary of such VIE if certain events occur.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

Principles of Consolidation − (continued)

The Company has a 100% interest valued at $1.5 million in the common shares (three percent of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  Accordingly, the Company does not have the right to the majority of RCTs’ expected residual returns.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated into the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the years ended December 31, 2009 and 2008, the Company recognized $3.0 million and $4.0 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $189,000 and $134,000, respectively, of amortization of deferred debt issuance costs.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase.  At December 31, 2009 and 2008, this includes $0 and $8.0 million, respectively, in overnight deposits in the form of reverse repurchase agreements that are held at financial institutions, $5.7 million and $1.6 million, respectively, held in a prime brokerage account, $43.4 million and $5.0 million, respectively, held in a money market account and $2.9 million and $0 held in checking accounts, respectively.

Investment Securities Available-for-Sale

The Company classifies its investment portfolio as either trading investments, available-for-sale or held-to-maturity.  Although the Company generally plans to hold most of its investments to maturity, it may, from time to time, sell any of its investments due to changes in market conditions or in accordance with its investment strategy.  The Company’s available-for-sale securities are reported at fair value which for the Company’s securities purchased in 2009 is based on dealer quotes due to their higher ratings and more active markets and for the Company’s securities purchased prior to 2009 is based on taking a weighted average of the following three measures:

•	an income approach utilizing an appropriate current risk-adjusted yield, time value and projected estimated losses from default assumptions based on analysis of underlying loan performance;

•	quotes on similar-vintage, higher rate, more actively traded commercial mortgage-backed securities (“CMBS”) adjusted as appropriate for the lower subordination level of the Company’s securities; and

•	dealer quotes on the Company’s securities for which there is not an active market.

On a quarterly basis, the Company evaluates its investments for other-than-temporary impairment.  An investment is impaired when its fair value has declined below its amortized cost basis.  An impairment is considered other-than-temporary when the amortized cost basis of the investment value will not be recovered over its remaining life.  In addition, the Company’s intent to sell as well as the likelihood that the Company will be required to sell the security before the recovery of the amortized cost basis is considered.  Where credit quality is believed to be the cause of the other-than-temporary impairment, that component of the impairment is recognized as an impairment loss in the statement of operations.  Where other market components are believed to be the cause of the impairment, that component of the impairment is recognized on the balance sheet as other comprehensive loss.
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

Investment Securities Available-for-Sale – (continued)

Investment securities transactions are recorded on the trade date.  Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date.  Realized gains and losses on investment securities are determined on the specific identification method.

Investment Interest Income Recognition

Interest income on the Company’s mortgage-backed and other asset-backed securities is accrued using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets.  Premiums and discounts are amortized or accreted into interest income over the lives of the securities also using the effective yield method, adjusted for the effects of estimated prepayments.  For an investment purchased at par, the effective yield is the contractual interest rate on the investment.  If the investment is purchased at a discount or at a premium, the effective yield is computed based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium.  The effective yield method requires the Company to make estimates of future prepayment rates for its investments that can be contractually prepaid before their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment.  The prepayment estimates that the Company uses directly impact the estimated remaining lives of its investments.  Actual prepayment estimates are reviewed as of each quarter end or more frequently if the Company becomes aware of any material information that would lead it to believe that an adjustment is necessary.  If prepayment estimates are incorrect, the amortization or accretion of premiums and discounts may have to be adjusted, which would have an impact on future income.

Loans

The Company acquires whole loans through direct origination, through the acquisition of participations in commercial real estate loans and corporate leveraged loans in the secondary market and through syndications of newly originated loans.  Loans are held for investment; therefore, the Company initially records them at their acquisition price, and subsequently, accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts.  The Company may sell a loan held for investment in certain instances, where the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease.   Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company identifies these loans as “Loans held for sale” and will account for them at the lower of amortized cost or fair value.

Loan Interest Income Recognition

Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts.  Premiums and discounts are amortized or accreted into income using the effective yield method.  If a loan with a premium or discount is prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase to interest income.  In addition, the Company defers loan origination fees and loan origination costs and recognizes them over the life of the related loan against interest income using the effective yield method.

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses.  Loans and leases held for investment are first individually evaluated for impairment so specific reserves can be applied.  Loans for which a specific reserve was not applicable are then evaluated for impairment as a homogeneous pool of loans with substantially similar characteristics so that a general reserve can be established, if needed.  The reviews are performed at least quarterly.

The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on the present value of estimated cash flows; on market price, if available; or on the fair value of the collateral less estimated disposition costs.  When a loan, or a portion thereof, is considered uncollectible and pursuit of collection is not warranted, the Company will record a charge-off or write-down of the loan against the allowance for loan and lease losses.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

Allowance for Loan and Lease Losses − (continued)

The balance of impaired loans and leases was $100.1 million and $23.9 million at December 31, 2009 and 2008, respectively.  The total balance of impaired loans and leases with a valuation allowance at December 31, 2009 and 2008 was $82.2 million and $23.9 million, respectively.  The total balance of impaired loans and leases without a specific valuation allowance was $17.9 million at December 31, 2009.  All of the loans and leases deemed impaired at December 31, 2008 have an associated valuation allowance.  The specific valuation allowance related to these impaired loans and leases was $31.0 million and $19.6 million at December 31, 2009 and 2008, respectively.  The average balance of impaired loans and leases was $112.6 million and $24.9 million during 2009 and 2008, respectively.  The Company did not recognize any income on impaired loans and leases during 2009 and 2008 once each individual loan or lease became impaired unless cash was received.

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

Comprehensive Gain/(Loss)

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

Taxable income from non-REIT activities managed through Resource TRS are subject to federal, state and local income taxes.  Resource TRS income taxes are accounted for under the asset and liability method.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of Resource TRS' assets and liabilities.

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

Stock Based Compensation

Issuances of restricted stock and options are accounted for using the fair value based methodology whereby the fair value of the award is measured on the grant date and expensed monthly to equity compensation expense-related party on the consolidated statements of operations with a corresponding entry to additional paid-in capital.  For issuances to the Company’s Manager and to non-employees, the unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed.  For issuances to the Company’s five non-employee directors, the amount is not remeasured under the fair value-based method.  The compensation for each of these issuances is amortized over the service period and included in equity compensation expense.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

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

Derivative Instruments

The Company’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks.  The Company has designated these transactions as cash flow hedges.  The contracts or hedge instruments are evaluated at inception and at subsequent balance sheet dates to determine if they qualify for hedge which requires the Company recognize all derivatives on the balance sheet at fair value.  The Company records changes in the estimated fair value of the derivative in other comprehensive income to the extent that it is effective.  Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance for fair value measurements and disclosures.  The guidance requires new disclosures for transferring in and out of Level 1 and Level 2 amounts and clarifies existing disclosures regarding levels of disaggregation and inputs surrounding valuation techniques.  This guidance will be effective for interim and annual periods beginning after December 15, 2009.  The Company does not expect adoption will have a material impact on its consolidated financial statements.  In addition this guidance requires new disclosure surrounding activity in Level 3 fair value measurements, to present separately information about purchases, sales, issuances and settlements.  This guidance will be effective for interim and annual periods beginning after December 15, 2010.  Adoption will require additional disclosure to delineate such categories in the notes to the Company’s consolidated financial statements.

In December 2009, the FASB issued new guidance for improving financial reporting for enterprises involved with VIEs regarding power to direct the activities of a VIE as well as obligations to absorb the losses.  This guidance is effective for interim and annual periods beginning after November 15, 2009.  The Company has evaluated the potential impact of adopting this statement and does not believe it will have an impact on its consolidated financial statements.

In August 2009, the FASB issued new guidance for evaluating the fair value of liabilities.  The guidance clarifies techniques for valuing liabilities in circumstances where a quoted price or a quoted price for an identical liability is not available.  The provisions of this guidance were effective in the third quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued new guidance for consolidation of VIEs which changes the consolidation guidance applicable to a VIE and amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  This standard also requires continuous reassessment of whether an enterprise is the primary beneficiary of a VIE as well as enhanced disclosures about an enterprise’s involvement with a VIE.  This guidance is effective for interim and annual periods beginning after November 15, 2009.  The Company has evaluated the potential impact of adopting this statement and concluded that it will continue to consolidate its VIEs that it identified in Note 1 to the consolidated financial statements.  The Company will do a continuous reassessment of its conclusion as stipulated in this statement.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

Recent Accounting Standards – (continued)

In June 2009, the FASB issued guidance for accounting for transfers of financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires greater transparency of related disclosures.  This statement is effective for fiscal years beginning after November 15, 2009.  The Company has evaluated the potential impact of adopting this statement and does not expect adoption will have an impact on its consolidated financial statements.

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the issuance of the financial statements.  The Company adopted this guidance in the second quarter of 2009.  Adoption did not have a material impact on the Company’s consolidated financial statements.  The Company provided disclosures required by this guidance.

On April 9, 2009, the FASB issued guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  It provides guidelines for making fair value measurements more consistent with the fair value measurement principles when the volume and level of activity for the asset or liability have decreased significantly.  It also enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  Finally, it provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  Provisions for this guidance are effective for interim periods ending after June 15, 2009, with early adoption permitted in the first quarter of 2009.  Although adoption did not have a significant impact on the Company’s consolidated financial statements; however, the Company provided the required additional disclosures in Note 16 to the consolidated financial statements.

In March 2008, the FASB issued guidance that requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008 and was applicable to the Company in the first quarter of fiscal 2009.  Although the adoption did not have a significant impact on the Company’s consolidated financial statements; however, the Company provided the required additional disclosures in Note 17 to the consolidated financial statements.

Reclassifications

Certain reclassifications, as a result of adoption of new accounting standards, have been made to the 2008 and 2007 consolidated financial statements to conform to the 2009 presentation.

NOTE 3 − RESTRICTED CASH

Restricted cash as of December 31, 2009 consists of $80.5 million held in five consolidated CDO trusts and $4.6 million in cash collateralizing outstanding margin calls on the cash flow hedges.

NOTE 4 – DECONSOLIDATION OF VARIABLE INTEREST ENTITY

The Company consolidates VIEs if the Company determines it is the primary beneficiary.  During the year ended December 31, 2007, the Company sold a portion of its preferred shares in Ischus CDO II Ltd. (“Ischus CDO II’) to an independent third party.  The sale was deemed to be a reconsideration event and the Company determined it was no longer the primary beneficiary.  Therefore, as of the date of the sale, the Company deconsolidated Ischus CDO II and wrote down its investment in this CDO by $15.6 million which was recorded in net realized (losses) gains on sales of investments on the Company’s consolidated statements of operations.  Additionally, the losses the Company recorded on the sales of the net assets were in excess of its cost basis and, as a result, the Company recorded a gain on the deconsolidation of Ischus CDO II of $14.3 million.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 4 – DECONSOLIDATION OF VARIABLE INTEREST ENTITIES − (continued)

The value of the preferred shares at deconsolidation was $722,000.  The Company recognized income on these preferred shares using the cost recovery method.  At December 31, 2007, the remaining value of the Company’s preferred shares in Ischus CDO II was $257,000 after collecting $465,000 of cash distributions from the date of deconsolidation through December 31, 2007 and applying it as a reduction of the Company’s investment.  No income was recognized on this investment from the period of deconsolidation through December 31, 2007.  During the year ended December 31, 2008 $1.3 million of cash was collected from this investment and $997,000 of income was recognized (after reducing the Company’s investment from $257,000 to zero) which is included in Interest Income – other on the Company’s consolidated statement of operations.

The following table summarizes the Company’s calculation of its loss on its investment in Ischus CDO II at December 31, 2007 (in thousands):

Write-down of Investment in Ischus CDO II:
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
ASSETS:
Available-for-sale securities, pledged	$214,769
Restricted cash	1,954
Interest receivable	1,747
Other assets	191
Total assets	$218,661
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Borrowings	$370,688
Accrued interest and other payables	414
Other comprehensive loss	(154,486)
RCC investment at date of deconsolidation	16,304
232,920
Gain on deconsolidation of VIE	(14,259)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,661

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 4 – DECONSOLIDATION OF VARIABLE INTEREST ENTITIES − (continued)

	Period from January 1, 2007 through November 13,	Year ended December 31,	Period from March 8, 2005 (Date Operations Commenced) to December 31,
	2007	2006	2005
REVENUES:
Securities	$24,463	$27,189	$9,252
Interest income – other	134	86	100
Total interest income	24,597	27,275	9,352
Interest expense	19,688	21,666	7,161
Net interest income	4,909	5,609	2,191

OPERATING EXPENSES:
Professional services	138	228	97
General and administrative	83	99	45
Total operating expenses	221	327	142

NET OPERATING INCOME	4,688	5,282	2,049

OTHER (EXPENSES) REVENUES:
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

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's mortgage-backed securities and other asset-backed securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains		Unrealized Losses	Fair Value (1)
December 31, 2009:
Commercial mortgage-backed private placement	$92,110		$2,622	$(50,214)	$44,518
Other asset-backed	24		−	−	24
Total	$92,134		$2,622	$(50,214)	$44,542

December 31, 2008:
Commercial mortgage-backed private placement	$70,458	$	−	$(41,243)	$29,215
Other asset-backed	5,665		−	(5,620)	45
Total	$76,123	$	−	$(46,863)	$29,260

(1)	As of December 31, 2009 and 2008, $39.3 million and $22.5 million, respectively, of securities were pledged as collateral security under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (continued)

The following table summarizes the estimated maturities of the Company’s mortgage-backed securities and other asset-backed securities according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
December 31, 2009:
Less than one year	$7,503	$20,043	1.50%
Greater than one year and less than five years	4,346	12,728	2.24%
Greater than five years	32,693	59,363	5.76%
Total	$44,542	$92,134	4.35%
December 31, 2008:
Less than one year	$5,088	$10,465	3.17%
Greater than one year and less than five years	9,954	21,596	3.75%
Greater than five years	14,218	44,062	5.05%
Total	$29,260	$76,123	4.36%

The contractual maturities of the investment securities available-for-sale range from January 2011 to October 2017.

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				More than 12 Months		Total
	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2009:
Commercial mortgage- backed private placement		$11,193		$(1,073)	$14,588	$(49,141)	$25,781	$(50,214)
Total temporarily impaired securities		$11,193		$(1,073)	$14,588	$(49,141)	$25,781	$(50,214)

December 31, 2008:
Commercial mortgage- backed private placement	$	−	$	−	$29,215	$(41,243)	$29,215	$(41,243)
Other asset-backed		−		−	45	(5,620)	45	(5,620)
Total temporarily impaired securities	$	−	$	−	$29,260	$(46,863)	$29,260	$(46,863)

The Company holds 13 investment securities available-for-sale that have been in a loss position for more than 12 months.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios monthly and the determination of other-than-temporary impairment is made at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

•	the length of time the market value has been less than amortized cost;

•	the severity of the impairment;

•	the expected loss of the security as generated by third party software;

•	credit ratings from the rating agencies;

•	underlying credit fundamentals of the collateral backing the securities; and

•	the Company’s intent to sell as well as the likelihood that the Company will be required to sell the security before the recovery of the amortized cost basis.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (continued)

At December 31, 2009 and 2008, the Company held $44.5 million and $29.2 million, respectively, net of net unrealized losses of $47.6 million and $41.2 million, respectively, of CMBS at fair value which for the Company’s positions purchased in 2009 is based on dealer quotes due to their higher ratings and more active markets and for the Company’s positions purchased prior to 2009 is based on taking a weighted average of the following three measures:

•	an income approach utilizing an appropriate current risk-adjusted yield, time value and projected estimated losses from default assumptions based on historical analysis of underlying loan performance;

•	quotes on similar-vintage, higher rated, more actively traded CMBS adjusted for the lower subordination level of the Company’s securities; and

•	dealer quotes on the Company’s securities for which there is not an active market.

During the three months ended March 31, 2009, a collateral position that supported the Company’s other-ABS investment weakened to the point that default of that position became probable.  As a result, the Company recognized a $5.6 million other-than-temporary impairment on its other-ABS investment as of March 31, 2009 and an additional $45,000 of other-than-temporary impairment on this investment during the three months ended June 30, 2009 bringing the fair value to $0.  During the three months ended December 31, 2009, two collateral positions that supported the Company’s CMBS portfolio weakened to the point that default of these positions became probable.  The assumed default of these collateral positions in the Company’s cash flow model yielded a value of less than full recovery of the Company’s cost basis.  The Company recognized a $6.9 million other-than-temporary impairment on its CMBS investments as of December 31, 2009 bringing the combined fair value to $206,000.  The net impairment losses were recognized in earnings in the consolidated statements of operations.

While the Company’s remaining securities classified as available-for-sale have continued to decline in fair value, the decline continues to be temporary.  The Company performs an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  All securities but the ones described above are current with respect to interest and principal payments.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-temporary impairment and when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.  The Company does not believe that any other of its securities classified as available-for-sale were other-than-temporarily impaired as of December 31, 2009.

During the years ended December 31, 2009, 2008 and 2007, the Company recognized a gain of $160,000, a loss of $2.0 million and $0, respectively, into earnings related to the sale of several CMBS private placement positions.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities in the Company’s investment portfolio.  The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount.  At December 31, 2009, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $29.1 million.  At December 31, 2008, the aggregate discount exceeded the aggregate premium on the Company’s mortgage-backed securities by approximately $3.7 million.

NOTE 6 – INVESTMENT SECURITIES HELD-TO-MATURITY

The following table summarizes the Company's securities held-to-maturity which are carried at amortized cost (in thousands):

	Amortized Cost	Unrealized Gains		Unrealized Losses	Fair Value
December 31, 2009:
Collateralized loan obligations	$31,401		$267	$(10,348)	$21,320
Total	$31,401		$267	$(10,348)	$21,320

December 31, 2008:
Collateralized loan obligations	$28,157	$	−	$(23,339)	$4,818
Total	$28,157	$	−	$(23,339)	$4,818

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 6 – INVESTMENT SECURITIES HELD-TO-MATURITY – (continued)

The following table summarizes the estimated maturities of the Company’s securities held-to-maturity according to their contractual lives (in thousands):

Contractual Life	Fair Value	Amortized Cost
December 31, 2009:
Greater than five years and less than ten years	$15,628	$19,667
Greater than ten years	5,692	11,734
Total	$21,320	$31,401

December 31, 2008:
Greater than five years and less than ten years	$3,093	$12,487
Greater than ten years	1,725	15,670
Total	$4,818	$28,157

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2009:
Collateralized loan obligations	$2,530	$(44)	$10,980	$(10,304)	$13,510	$(10,348)
Total temporarily impaired securities	$2,530	$(44)	$10,980	$(10,304)	$13,510	$(10,348)

December 31, 2008:
Collateralized loan obligations	$2,688	$(6,924)	$2,130	$(16,415)	$4,818	$(23,339)
Total temporarily impaired securities	$2,688	$(6,924)	$2,130	$(16,415)	$4,818	$(23,339)

The Company holds 14 investment securities held-to-maturity that have been in a loss position for more than 12 months.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

During the year ended December 31, 2009, based on a credit rating downgrade and the cash flow analysis performed, a collateral position that supported the investments held-to-maturity became impaired as the Company’s cash flow model yielded a value of less than full recovery of the Company’s cost basis.  As a result, the Company recognized an $895,000 other-than-temporary impairment on one of its investments held-to-maturity as of December 31, 2009.  As a result of the impairment charges, the cost of this security was written down to fair value through net impairment losses recognized in earnings in the consolidated statements of operations.

The Company does not believe that any other of its investments classified as held-to-maturity were other-than-temporarily impaired as of December 31, 2009.

During the year ended December 31, 2009, based on the downgrading of the issuers' published credit rating, the Company sold three securities held-for-maturity.  The Company has the intent and ability to hold its remaining securities until maturity.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009
NOTE 7 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium	Carrying Value (1)
December 31, 2009:
Bank loans (2)	$893,183	$(27,682)	$865,501
Commercial real estate loans:
Whole loans	484,464	(269)	484,195
B notes	81,450	27	81,477
Mezzanine loans	182,523	163	182,686
Total commercial real estate loans	748,437	(79)	748,358
Subtotal loans before allowances	1,641,620	(27,761)	1,613,859
Allowance for loan loss	(47,122)	−	(47,122)
Total	$1,594,498	$(27,761)	$1,566,737

December 31, 2008:
Bank loans (2)	$916,966	$(7,616)	$909,350
Commercial real estate loans:
Whole loans	521,015	(1,678)	519,337
B notes	89,005	64	89,069
Mezzanine loans	215,255	(4,522)	210,733
Total commercial real estate loans	825,275	(6,136)	819,139
Subtotal loans before allowances	1,742,241	(13,752)	1,728,489
Allowance for loan loss	(43,867)	−	(43,867)
Total	$1,698,374	$(13,752)	$1,684,622

(1)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2009 and December 31, 2008.

(2)	Amounts include $8.1 million and $9.0 million of loans held for sale as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, approximately 39.0% and 39.2%, respectively of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California and 12.4% and 11.4%, respectively were concentrated in New York.  As of December 31, 2009 and 2008, approximately 12.4% and 11.1%, respectively, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.

At December 31, 2009, the Company’s bank loan portfolio consisted of $847.7 million (net of allowance of $17.8 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 18.25% and LIBOR plus 0.50% with maturity dates ranging from June 2011 to August 2022.

At December 31, 2008, the Company’s bank loan portfolio consisted of $880.6 million (net of allowance of $28.8 million) of floating rate loans, which bore interest ranging between LIBOR plus 0.97% and LIBOR plus 10.0% with maturity dates ranging from March 2009 to August 2022.

The following table shows the changes in the allowance for loan loss (in thousands):

Allowance for loan loss at January 1, 2008	$5,918
Reserve charged to expense	45,259
Loans charged-off	(7,310)
Recoveries	−
Allowance for loan loss at January 1, 2009	43,867
Reserve charged to expense	58,711
Loans charged-off	(55,456)
Recoveries	−
Allowance for loan loss at December 31, 2009	$47,122

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 7 – LOANS HELD FOR INVESTMENT − (continued)

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
December 31, 2009:
Whole loans, floating rate (1)	32	$403,890	LIBOR plus 1.50% to LIBOR plus 4.40%	May 2010 to February 2017
Whole loans, fixed rate (1)	6	80,305	6.98% to 10.00%	May 2010 to August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2010 to October 2010
B notes, fixed rate	3	54,977	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	124,048	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2010 to January 2013
Mezzanine loans, fixed rate	5	58,638	8.14% to 11.00%	May 2010 to September 2016
Total (2)	59	$748,358

December 31, 2008:
Whole loans, floating rate (1)	29	$431,985	LIBOR plus 1.50% to LIBOR plus 4.40%	April 2009 to August 2011
Whole loans, fixed rate (1)	7	87,352	6.98% to 10.00%	May 2009 to August 2012
B notes, floating rate	4	33,535	LIBOR plus 2.50% to LIBOR plus 3.01%	March 2009 to October 2009
B notes, fixed rate	3	55,534	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	129,459	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2009 to February 2010
Mezzanine loans, fixed rate	7	81,274	5.78% to 11.00%	November 2009 to September 2016
Total (2)	60	$819,139

(1)
Whole loans had $5.6 million and $26.6 million in unfunded loan commitments as of December 31, 2009 and 2008, respectively, that are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $29.3 million and $15.1 million recorded as of December 31, 2009 and 2008, respectively.
(3)
Excludes two floating rate whole loans.  One whole loan matured in July 2009 and is in foreclosure.  The other whole loan that matured is on a month-to-month extension and is current with respect to interest.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 7 – LOANS HELD FOR INVESTMENT − (continued)

As of December 31, 2009, the Company had recorded an allowance for loan loss of $47.1 million consisting of a $17.8 million allowance on the Company’s bank loan portfolio and a $29.3 million allowance on the Company’s commercial real estate portfolio as a result of the Company having seven bank loans and three commercial real estate loan that were deemed impaired as well as the establishment of a general reserve on these portfolios.  As of December 31, 2008, the Company had recorded an allowance for loan loss of $43.9 million consisting of a $28.8 million allowance on the Company’s bank loan portfolio and a $15.1 million allowance on the Company’s commercial real estate portfolio as a result of the Company having ten bank loans and one commercial real estate loan that were deemed impaired as well as the establishment of a general reserve on these portfolios.

The Company had one mezzanine loan, with a balance of $11.6 million secured by equity interests in two enclosed regional malls that went into default in February 2008.  During the three months ended June 30, 2008, the Company recorded a provision for loan loss on the full balance.  The Company does not expect to recover any of this loan balance.

The Company has a portfolio of whole loans, with a cost balance of $66.8 million secured by multifamily properties in Northern California.  The Company decided to liquidate a substantial portion of the underlying collateral securing these loans and, as a result, the Company took an $18.8 million provision for loan loss during 2009.  This portfolio of loans was restructured and modified in 2010 after the final sale of certain of the collateral properties.  The modified loan balance after application of the 2010 sales proceeds of $8.3 million and the 2009 provisions taken was $39.7 million and is supported under its modified terms by the current cash flow from the remaining collateral properties.  The Company has determined that this was a troubled debt restructuring.

NOTE 8 –DIRECT FINANCING LEASES AND NOTES

On June 30, 2009, the Company sold its sole membership interest in one of its subsidiaries that held a pool of leases valued at $89.8 million and transferred the $82.3 million balance of the related secured term facility to Resource America.  No gain or loss was recognized on the sale of this membership interest.  The Company received a note of $7.5 million from Resource America for the equity in the portfolio on June 30, 2009.  The promissory note bore interest at LIBOR plus 3% and matured on September 30, 2009.  On July 1, 2009, $4.5 million of the promissory note was repaid.  The remaining principal balance of the note of $3.0 million was paid in full on August 3, 2009.  The balance of direct financing leases and notes was $927,000 and $104.0 million as of December 31, 2009 and 2008, respectively.

At December 31, 2009, the Company had 18 leases that were sufficiently delinquent with respect to scheduled payments of interest that the Company determined that an allowance for lease loss was necessary.  As a result, the Company recorded a provision for lease losses of $2.0 million.  The Company increased the general reserve by $240,000 during the three months ended December 31, 2009 to bring the total general reserve to $1.1 million at December 31, 2009.  At December 31, 2008, the Company had seven leases that were sufficiently delinquent with respect to scheduled payments of interest that the Company determined that an allowance for lease losses was necessary.  As a result, the Company recorded a provision for lease losses of $451,000.  The Company also recorded a general reserve of $300,000 during the three months ended December 31, 2008 to bring the general reserve to $450,000 at December 31, 2008.

The following table shows the changes in the allowance for lease loss (in thousands):

Allowance for lease loss at January 1, 2008	$	−
Provision for lease loss		901
Leases charged-off		(451)
Recoveries		−
Allowance for lease loss at December 31, 2008		450
Provision for lease loss		2,672
Leases charged off		(1,994)
Recoveries		12
Allowance for lease loss at December 31, 2009		$1,140

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 9 – BORROWINGS

The Company has financed the acquisition of its investments, including securities available-for-sale, loans and equipment leases and notes, primarily through the use of secured and unsecured borrowings in the form of CDOs, repurchase agreements, a secured term facility, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.

Certain information with respect to the Company’s borrowings at December 31, 2009 and 2008 is summarized in the following table (dollars in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
December 31, 2009:
RREF CDO 2006-1 Senior Notes (2)	$240,227	1.11%	36.6 years	$267,153
RREF CDO 2007-1 Senior Notes (3)	346,673	0.81%	36.8 years	435,225
Apidos CDO I Senior Notes (4)	319,103	0.86%	7.6 years	290,578
Apidos CDO III Senior Notes (5)	260,158	0.71%	10.5 years	237,499
Apidos Cinco CDO Senior Notes (6)	318,791	0.78%	10.4 years	299,874
Unsecured Junior Subordinated Debentures (7)	51,548	6.19%	26.7 years	−
Total	$1,536,500	1.02%	20.4 years	$1,530,329

December 31, 2008:
Repurchase Agreements (1)	$17,112	3.50%	18.0 days	$39,703
RREF CDO 2006-1 Senior Notes (2)	261,198	1.38%	37.6 years	322,269
RREF CDO 2007-1 Senior Notes (3)	377,851	1.15%	37.8 years	467,310
Apidos CDO I Senior Notes (4)	318,469	4.03%	8.6 years	206,799
Apidos CDO III Senior Notes (5)	259,648	2.55%	11.5 years	167,933
Apidos Cinco CDO Senior Notes (6)	318,223	2.64%	11.4 years	207,684
Secured Term Facility	95,714	4.14%	1.3 years	104,015
Unsecured Junior Subordinated Debentures (7)	51,548	6.42%	27.7 years	−
Total	$1,699,763	2.57%	20.6 years	$1,515,713

(1)	At December 31, 2008, collateral consisted of a RREF CDO 2007-1 Class H bond that was retained at closing with a carrying value of $3.9 million and loans with a carrying value of $35.8 million.
(2)
Amount represents principal outstanding of $243.5 million and $265.5 million less unamortized issuance costs of $3.3 million and $4.3 million as of December 31, 2009 and December 31, 2008, respectively.  This CDO transaction closed in August 2006.

(3)
Amount represents principal outstanding of $351.2 million less unamortized issuance costs of $4.6 million as of December 31, 2009 and principal outstanding of $383.8 million less unamortized issuance costs of $5.9 million as of December 31, 2008.  This CDO transaction closed in June 2007.

(4)
Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $2.4 million as of December 31, 2009 and $3.0 million as of December 31, 2008.  The CDO transaction closed in August 2005.

(5)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $2.3 million as of December 31, 2009 and $2.9 million as of December 31, 2008.  This CDO transaction closed in May 2006.

(6)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $3.3 million as of December 31, 2009 and $3.8 million as of December 31, 2008.  This CDO transaction closed in May 2007.

(7)	Amount represents junior subordinated debentures issued to Resource Capital Trust I and RCC Trust II in May 2006 and September 2006, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 9 – BORROWINGS − (continued)

The Company had no repurchase agreements at December 31, 2009.  At December 31, 2008, the Company had repurchase agreements with the following counterparties (dollars in thousands):

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

Repurchase and Credit Facilities

Commercial Real Estate Loan – Term Repurchase Facility

In April 2007, the Company’s indirect wholly-owned subsidiary, RCC Real Estate SPE 3, LLC, entered into a master repurchase agreement with Natixis Real Estate Capital, Inc. to be used as a warehouse facility to finance the purchase of commercial real estate loans and commercial mortgage-backed securities.  The Company guaranteed RCC Real Estate SPE 3, LLC’s performance of its obligations under the repurchase agreement.  At December 31, 2009, all borrowings under the repurchase agreement were repaid.  At December 31, 2008, RCC Real Estate SPE 3 had borrowed $17.0 million, all of which the Company had guaranteed.  At December 31, 2008, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $35.8 million and had a weighted average interest rate of one-month LIBOR plus 2.30%, which was 3.50% at December 31, 2008.

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

Commercial Real Estate Loans – Non-term Repurchase Facilities

In March 2005, the Company entered into a master repurchase agreement with Credit Suisse Securities (USA) LLC to finance the purchase of agency residential MBS (“RMBS”) securities.  Each repurchase transaction specifies its own terms, such as identification of the assets subject to the transaction, sales price, repurchase price, rate and term.  These are one-month contracts.  At December 31, 2009, all borrowings under the repurchase agreement had been repaid.  At December 31, 2008, the Company had borrowed $90,000 with a weighted average interest rate of 4.50% and borrowings under the repurchase agreement were secured by a RREF CDO 2007-1 Class H bond that was retained at closing with a carrying value of $3.9 million.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 9 – BORROWINGS − (continued)

Repurchase and Credit Facilities − (continued)

Secured Term Facility

In March 2006, the Company entered into a secured term credit facility with Bayerische Hypo-Und Vereinsbank AG (“HVB”) to finance the purchase of equipment leases and notes.  On June 30, 2009, in connection with the sale of the Company’s leasing subsidiary to Resource America, the Company transferred its remaining balance to Resource America.  As of December 31, 2008, the Company had borrowed $95.7 million at a weighted average interest rate of 4.14%.

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

The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.81% and 1.15% at December 31, 2009 and 2008, respectively.

During the year ended December 31, 2009, the Company repurchased $33.5 million of the Class E, F, G and J notes in RREF CDO 2007-1 at a weighted average price of 25.66% to par which resulted in a $24.9 million gain, reported as a gain on the extinguishment of debt in the consolidated statements of operations.  During the year ended December 31, 2008, the Company repurchased $5.0 million of the Class J notes in RREF CDO 2007-1 at a price of 65.0% to par which resulted in a $1.75 million gain, reported as a gain on the extinguishment of debt in its consolidated statements of operations.

As a result of the Company’s ownership of Class E, F, G, H, J, K, L and M senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 9 – BORROWINGS − (continued)

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

The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.11% and 1.38% at December 31, 2009 and 2008, respectively.

During the year ended December 31, 2009, the Company repurchased $33.5 million of the Class E, F, G and J notes in RREF CDO 2007-1 at a weighted average price of 25.66% to par which resulted in a $24.9 million gain, reported as a gain on the extinguishment of debt in the consolidated statements of operations.  During the year ended December 31, 2008, the Company repurchased $5.0 million of the Class J notes in RREF CDO 2007-1 at a price of 65.0% to par which resulted in a $1.75 million gain, reported as a gain on the extinguishment of debt in its consolidated statements of operations.

As a result of the Company’s ownership of Class D, E, F, J and K senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

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

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.78% and 2.64% at December 31, 2009 and 2008, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 9 – BORROWINGS − (continued)

Collateralized Debt Obligations – (continued)

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

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.71% and 2.55% at December 31, 2009 and 2008, respectively.

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

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 0.86% and 4.03% at December 31, 2009 and 2008, respectively.

Unsecured Junior Subordinated Debentures

In May 2006 and September 2006, the Company formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although the Company owns 100% of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of these entities.  In connection with the issuance and sale of the capital securities, the Company issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing the Company’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2008 were $691,000 and $701,000, respectively.  These costs which are included in other assets are being amortized into interest expense in the consolidated statements of operations using the effective yield method over a ten year period.

In October 2009, the Company amended the trust agreements and unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provides for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under the Company’s guarantee.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2009 were $742,000 and $754,000, respectively.  The interest rate adjustment took effect as of October 1, 2009 and expires on September 30, 2011.  The rates for RCT I and RCT II, at December 31, 2009, were 6.18% and 6.19%, respectively.  The rates for RCT I and RCT II, at December 31, 2008, were 5.42% and 7.42%, respectively.  The covenant waiver expires on January 1, 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 9 – BORROWINGS − (continued)

Unsecured Junior Subordinated Debentures – (continued)

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

NOTE 10 – SHARE ISSUANCE AND REPURCHASE

On December 11, 2009, the Company sold 10,294,455 shares of common stock (including 294,455 shares of common stock in connection with the partial exercise by the underwriters of their over-allotment option), at a price of $4.50 per share, in a public offering.  The Company received net proceeds of approximately $43.4 million after payment of underwriting discounts and commissions of approximately $2.5 million and other offering expenses of approximately $539,000.

Under a dividend reinvestment plan authorized by the board of directors on June 12, 2008, the Company was authorized to issue up to 5.5 million shares of common stock.  During the year ended December 31, 2009, the Company issued 1.9 million shares of common stock through this plan at a weighted average price of $4.87 per share and received proceeds of $9.0 million (net of costs).

Under a share repurchase plan authorized by the board of directors on July 26, 2007, the Company is authorized to repurchase up to 2.5 million of its outstanding common shares.  During the year ended December 31, 2009, the Company bought back 1.4 million shares, at a weighted average price of $3.60 per share.  The Company has repurchased a total of 1,663,000 shares under this program as of December 31, 2009.

NOTE 11 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2009	17,261	435,049	452,310
Issued	52,632	197,500	250,132
Vested	(17,261)	(239,671)	(256,932)
Forfeited	−	(8,191)	(8,191)
Unvested shares as of December 31, 2009	52,632	384,687	437,319

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the years ended December 31, 2009 and 2008, including shares issued to the five non-employee directors, was $709,000 and $1.5 million, respectively.

On January 26, 2009, the Company issued 40,452 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares vested in full on January 26, 2010.

On January 29, 2009, the Company issued 37,500 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares vested 33.3% on January 29, 2010.  The balance will vest annually thereafter through January 29, 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 11 – SHARE-BASED COMPENSATION – (continued)

On February 1, 2009 and March 9 2009, the Company granted 6,716 and 45,916 shares of restricted stock, respectively, under its 2005 Stock Incentive Plan and 2007 Omnibus Equity Compensation Plan, respectively, to the Company’s non-employee directors as part of their annual compensation.  These shares vested in full on the first anniversary of the date of grant.

On February 2, 2009, the Company granted 60,000 shares of restricted stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares vested 25% on issuance and 12.5% on March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009.  The balance will vest quarterly thereafter through June 30, 2010.

On February 20, 2009, the Company granted 35,046 shares of restricted stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares vested in full on February 20, 2010.

On July 30, 2009, the Company granted 24,502 shares of restricted stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest in full on July 30, 2010.

The following table summarizes stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2009	624,166	$14.99
Granted	−	−
Exercised	−	−
Forfeited	(16,500)	15.00
Outstanding as of December 31, 2009	607,666	$14.99	5	$545
Exercisable at December 31, 2009	586,000	$14.99	5	$526

The stock options have a remaining contractual term of five years.  Upon exercise of options, new shares are issued.

The following table summarizes the status of the Company’s unvested stock options as of December 31, 2009:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	43,333	$14.88
Granted	−	−
Vested	(21,667)	$14.88
Forfeited	−	−
Unvested at December 31, 2009	21,666	$14.88

The weighted average period the Company expects to recognize the remaining expense on the unvested stock options is less than one year.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 11 – SHARE-BASED COMPENSATION – (continued)

The following table summarizes the status of the Company’s vested stock options as of December 31, 2009:

Vested Options	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2009	580,833		$15.00
Vested	21,667		$14.88
Exercised	−	$	−
Forfeited	(16,500)		$15.00
Vested as of December 31, 2009	586,000		$14.99	5	$ 539

The stock option transactions are valued using the Black-Scholes model with the following assumptions:

	As of December 31,
	2009	2008	2007
Expected life	7 years	8 years	7 years
Discount rate	3.53%	2.94%	3.97%
Volatility	137.86%	127.20%	42.84%
Dividend yield	20.33%	33.94%	17.62%

The estimated fair value of each option granted at December 31, 2009 and 2008 was $.897 and $0.149, respectively.  For the years ended December 31, 2009, 2008 and 2007, the components of equity compensation expense were as follows (in thousands):

	December 31,
	2009	2008	2007

Options granted to Manager and non-employees	$15	$(52)	$(91)
Restricted shares granted to Manager and non-employees	1,113	486	1,582
Restricted shares granted to non-employee directors	112	106	74
Total equity compensation expense	$1,240	$540	$1,565

During the year ended December 31, 2009 and 2008, the Manager received 169,431 and 60,078 shares as incentive compensation valued $867,000 and $341,000 pursuant to the Management Agreement.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of December 31, 2009.  All awards are discretionary in nature and subject to approval by the compensation committee of the board of directors.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 12 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	December 31,
	2009	2008	2007
Basic:
Net Income (loss)	$6,339	$(3,074)	$8,890
Weighted average number of shares outstanding	25,205,403	24,757,386	24,610,468
Basic net income (loss) per share	$0.25	$(0.12)	$0.36

Diluted:
Net Income (loss)	$6,339	$(3,074)	$8,890
Weighted average number of shares outstanding	25,205,403	24,757,386	24,610,468
Additional shares due to assumed conversion of dilutive instruments	150,418	−	249,716
Adjusted weighted-average number of common shares outstanding	25,355,821	24,757,386	24,860,184
Diluted net income (loss) per share	$0.25	$(0.12)	$0.36
Potentially dilutive shares relating to 253,975 shares of restricted stock are not included in the calculation of diluted net (loss) per share for the year ended December 31, 2008 because the effect was anti-dilutive.

NOTE 13 – THE MANAGEMENT AGREEMENT

On March 8, 2005, the Company entered into a Management Agreement pursuant to which the Manager provides the Company investment management, administrative and related services.  The agreement was amended June 30, 2008 and further amended on October 16, 2009.  Under the agreement, the Manager receives fees and is reimbursed for its expenses as follows:

•
A monthly base management fee equal to 1/12th of the amount of The Company’s equity multiplied by 1.50%.  Under the management agreement, ‘‘equity’’ is equal to the net proceeds from any issuance of shares of common stock less offering related costs, plus or minus the Company’s retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts we have paid for common stock repurchases.  The calculation is adjusted for one-time events due to changes in GAAP, as well as other non-cash charges, upon approval of independent directors of the Company.

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

•
The Manager provides the Company with a Chief Financial Officer and three accounting professionals, each of whom is exclusively dedicated to the Company’s operations.  The Manager also provides the Company with a director of investor relations who is 50% dedicated to the Company’s operations.  The Company bears the expense of the wages, salaries and benefits of the Chief Financial Officer and three accounting professionals, and bears 50% of the salary and benefits of the director of investor relations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 13 – THE MANAGEMENT AGREEMENT – (continued)

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

As amended, the Management Agreement had an initial term ended March 31, 2009 and automatically renewed for a one-year term annually unless at least two-thirds of the independent directors or a majority of the outstanding common shares agreed to not automatically renew such Management Agreement.  The current term of the Management Agreement ends on March 31, 2010.  With a two-thirds vote of the independent directors, the independent directors may elect to terminate the Management Agreement because of the following:

•	unsatisfactory performance; and/or

•	unfair compensation payable to the Manager where fair compensation cannot be agreed upon by the Company (pursuant to a vote of two-thirds of the independent directors) and the Manager.

In the event that the Management Agreement is terminated based on the above provisions, the Company must pay the Manager a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive during the two 12-month periods immediately preceding the date of such termination.  The Company is also entitled to terminate the Management Agreement for cause (as defined therein) without payment of any termination fee.

In conjunction with the December 2009 common stock offering, it was determined that for the quarters ending on December 31, 2009 and March 31, 2010, the total incentive management fee payable to the Manager pursuant to the Amended and Restated Management Agreement dated as of June 30, 2008, shall not exceed $1.5 million per quarter.

The base management fee for the years ended December 31, 2009, 2008 and 2007 was $3.8 million, $4.5 million and $5.1 million, respectively.  The manager earned an incentive management fee of $4.6 million of which $3.4 million was paid in cash and $1.2 million was paid in stock (217,149 shares) for the period from January 1, 2009 to December 31, 2009.  The manager earned an incentive management fee of $1.8 million of which $1.3 million was paid in cash and $440,000 was paid in stock (86,489 shares) for the period from January 1, 2008 to December 31, 2008.  The manager earned an incentive management fee of $1.5 million of which $924,000 was paid in cash and $551,000 was paid in stock (37,543 shares) for the period from January 1, 2007 to December 31, 2007.

At December 31, 2009, the Company was indebted to the Manager for base management fees of $371,000 incentive management fees of $1.5 million and expense reimbursements of $129,000.  At December 31, 2008, the Company was indebted to the Manager for base management fees of $725,000, incentive management fees of $397,000 and expense reimbursements of $73,000.  These amounts are included in accounts payable and other liabilities.

NOTE 14 – RELATED-PARTY TRANSACTIONS

Relationship with Resource America and Certain of its Subsidiaries

At December 31, 2009, Resource America, owned 2,192,009 shares, or 6.0%, of the Company’s outstanding common stock.  In addition, Resource America holds 2,166 options to purchase common stock.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 14 – RELATED-PARTY TRANSACTIONS – (continued)

Relationship with Resource America and Certain of its Subsidiaries – (continued)

The Company is managed by the Manager pursuant to the management agreement that provides for both base and incentive management fees.  For the years ended December 31, 2009, 2008 and 2007, the Manager earned base management fees of approximately $3.8 million $4.5 million and $5.1 million, respectively, and earned $4.6 million, $1.8 million and $1.5 million, respectively, of incentive management fees.  The Company also reimburses the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  On October 16, 2009, the Company entered into an amendment to the management agreement.  Pursuant to the amendment, the Manager must provide the Company with a Chief Financial Officer and three accounting professionals, each of whom will be exclusively dedicated to the operations of the Company.  The Manager must also provide the Company with a director of investor relations who will be 50% dedicated to the Company’s operations.  The Company will bear the expense of the wages, salaries and benefits of the Chief Financial Officer and three accounting professionals and 50% of the salary and benefits of the director of investor relations.  For the years ended December 31, 2009, 2008 and 2007, the Company paid the Manager $664,000, $392,000 and $507,000, respectively, as expense reimbursements.  For a description of the management agreement and fees paid and payable to the Manager (see Note 13).

At December 31, 2009, the Company was indebted to the Manager for base management fees of $371,000, incentive management fees of $1.5 million and expense reimbursements of $129,000.  At December 31, 2008, the Company was indebted to the Manager for base management fees of $725,000, incentive management fees of $397,000 and  expense reimbursements of $73,000.

As of each of December 31, 2009 and 2008, the Company had executed six CDO transactions.  These CDO transactions were structured for the Company by the Manager, but, under the management agreement the Manager was not separately compensated by the Company for these transactions.

On May 14, 2009, the Company borrowed $4.5 million from Resource America.  The Company repaid the promissory note the same day and paid Resource America a commitment fee of $180,000.

On December 1, 2009, The Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company’s interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Varde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly owned properties and the properties underlying the mortgage loans to enhance their value.  The Company acquired the membership interests for $2.1 million.  The agreement requires the Company to contribute 3% of the total funding required for each asset acquisition on a monthly basis.  The investment balance of $2.1 million at December 31, 2009 is recorded as an investment in unconsolidated entities on our consolidated balance sheet.

On June 30, 2009, the Company sold its sole membership interest in one of its subsidiaries that held a pool of leases valued at $89.8 million and transferred the $82.3 million balance of the related secured term facility to Resource America.  No gain or loss was recognized on the sale of this membership interest.  The Company received a note of $7.5 million from Resource America for the equity in the portfolio on June 30, 2009.  The promissory note bore interest at LIBOR plus 3%.  On July 1, 2009, $4.5 million of the promissory note was repaid.  The remaining outstanding principal balance of the note of $3.0 million was paid in full on August 3, 2009.

Relationship with LEAF

LEAF Financial Corp. (“LEAF”), a majority-owned subsidiary of Resource America, originates and manages equipment leases and notes on the Company’s behalf.  The Company purchases its equipment leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs.  During the year ended December 31, 2009, the Company did not acquire any equipment lease and note investments from LEAF.  During the year ended December 31, 2008, the Company acquired $42.5 million of equipment lease and note investments from LEAF, including $425,000 of origination cost reimbursements.  In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes.  At December 31, 2009 and 2008, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of $8,000 and $172,000, respectively.  LEAF servicing fees for the years ended December 31, 2009, 2008 and 2007 were $505,000, $953,000 and $810,000, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 14 – RELATED-PARTY TRANSACTIONS – (continued)

Relationship with Resource Real Estate

Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At December 31, 2009, the Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio.  At December 31, 2008, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio for $24,000.

Relationship with Law Firm

Until 1996, director Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  For the years ended December 31, 2009, 2008 and 2007, the Company paid Ledgewood $660,000, $164,000 and $361,000, respectively.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood.

NOTE 15 – DISTRIBUTIONS

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

The Company’s 2010 dividends will be determined by the Company’s board which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional common shares.  Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  The Internal Revenue Service, in Revenue Procedures 2009-15 and 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITs.  These Revenue Procedures apply to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011.  They provide that publicly-traded REITs can distribute stock (common shares in the Company’s case) to satisfy their REIT distribution requirements if stated conditions are met.  These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  The Company did not use these Revenue Procedures with respect to any distributions for its 2008 and 2009 taxable years, but may do so for distributions with respect to 2010 and 2011.

During the year ended December 31, 2009, the Company declared and paid distributions totaling $31.8 million, or $1.15 per share.  This includes $9.2 million, in the aggregate, declared on December 14, 2009 and paid on January 26, 2010 to stockholders of record as of December 31, 2009.  During the year ended December 31, 2008, the Company declared and paid distributions totaling $40.7 million, or $1.60 per share.  During the year ended December 31, 2007, the Company declared and paid distributions totaling $40.7 million, or $1.62 per share.  For tax purposes, 100% of the distributions declared in 2009, 2008 and 2007 have been classified as ordinary income.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company classifies all of its investment securities as available-for-sale and reports them at fair value which for the Company’s positions purchased in 2009 is based on dealer quotes due to their higher ratings and more active markets and for the Company’s positions purchased prior to 2009 is based on taking a weighted average of the following three measures:

•	an income approach utilizing an appropriate current risk-adjusted yield, time value and projected estimated losses from default assumptions based on analysis of underlying loan performance;

•	quotes on similar-vintage, higher rate, more actively traded commercial mortgage-backed securities (“CMBS”) adjusted as appropriate for the lower subordination level of the Company’s securities; and

•	dealer quotes on the Company’s securities for which there is not an active market.

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

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Level 1		Level 2		Level 3		Total
Assets:
Investment securities available-for-sale	$	−	$	−		$44,542	$44,542
Total assets at fair value	$	−	$	−		$44,542	$44,542
Liabilities:
Derivatives (net)	$	−		$12,767	$	−	$12,767
Total liabilities at fair value	$	−		$12,767	$	−	$12,767

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS − (continued)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs.

Level 3
Beginning balance, January 1, 2009	$29,260
Total gains or losses (realized/unrealized):
Included in earnings	(10,956)
Purchases	26,967
Unrealized losses – included in accumulated other comprehensive income	(729)
Ending balance, December 31, 2009	$44,542

The Company had $12.6 million of losses included in earnings due to the other-than-temporary impairment charges of three assets during the year ended December 31, 2009.  These losses are included in the consolidated statement of operations as net impairment losses recognized in earnings.

Loans held for sale consist of bank loans identified for sale due to credit issues.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of loans held for sale and impaired loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies loans held for sale and impaired loans as recurring Level 2.  The amount of the adjustment for fair value for loans held for sale for the year ended December 31, 2009 was $15.2 million and is included in the consolidated statement of operations as provision for loan and lease loss.  For loans where there is no market, the loans are measured using cash flows and other valuation techniques and these loans are classified as nonrecurring Level 3.  The amount of nonrecurring fair value losses for impaired loans for the year ended December 31, 2009 was $45.7 million and is included in the consolidated statement of operations as provision for loan and lease loss.

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Level 1		Level 2	Level 3		Total
Assets:
Loans held for sale	$	−	$8,050	$	−	$8,050
Securities held-to-maturity		−	925		−	925
Impaired loans		−	3,195		102,793	105,988
Total assets at fair value	$	−	$12,170		$102,793	$114,963

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, interest receivable, other assets, repurchase agreements, warehouse lending facilities and accrued interest expense approximates their carrying value on the consolidated balance sheet.  The fair value of the Company’s investment securities available-for-sale is reported in Note 5.  The fair value of the Company’s derivative instruments is reported in Note 17.

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated statement of financial position are reported below.

	Fair Value of Financial Instruments
	(in thousands)
	December 31, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Investment securities held-to-maturity	$31,401	$21,320	$28,157	$4,818
Loans held-for-investment	$1,558,687	$1,515,626	$1,684,622	$1,033,109
CDOs	$1,484,952	$857,262	$1,535,389	$690,926
Junior subordinated notes	$51,548	$18,042	$51,548	$10,310

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 17 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

A significant market risk to the Company is interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control.  Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of the Company’s interest-earning assets and the Company’s ability to realize gains from the sale of these assets.  A decline in the value of the Company’s interest-earning assets pledged as collateral for borrowings could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

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

In the next twelve months, the Company expects to reclassify $387,000 from accumulated other comprehensive loss to earnings.  The amount relates to the termination of 18 hedges during the years ended December 31, 2006, 2007 and 2008 and the requirement for the remaining gains and losses to be amortized over the life of the remaining debt.  In addition, in the next twelve months, the Company expects to pay $8.4 million in net interest expense for its hedges.

During the years ended December 31, 2009, 2008 and 2007, the Company recognized expense of $499,000, expense of $211,000 and income of $169,000, respectively, into earnings related to the amortization of gains and losses on 18 terminated hedges.

At December 31, 2009, the Company had 13 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.18% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $217.9 million at December 31, 2009.  In addition, the Company also has one interest rate cap agreement with an aggregate notional amount of $14.8 million outstanding whereby it reduced its exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through the consolidated statements of operations.  The counterparty for all the Company’s designated interest rate hedge contracts are with Credit Suisse International for which we have a master netting agreement.

At December 31, 2008, the Company had 31 interest rate swap contracts outstanding whereby the Company will paid an average fixed rate of 5.07% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $325.0 million at December 31, 2008.

The estimated fair value of the Company’s interest rate swaps was ($12.8) million and ($31.6) million as of December 31, 2009 and 2008, respectively.  The Company had aggregate unrealized losses of $14.6 million and $33.8 million on the interest rate swap agreements, as of December 31, 2009 and 2008, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the maturity of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the maturity of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the maturity of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the maturity of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 17 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS – (continued)

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2009 and on the consolidated statement of operations for the year ended December 31, 2009:

Fair Value of Derivative Instruments as of December 31, 2009 (in thousands)
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap agreement	$14,841	Derivatives, at fair value	$45

Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	$217,907	Derivatives, at fair value	$(12,812)
		Accumulated other comprehensive loss	$12,812

The Effect of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2009 (in thousands)
	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap agreement	$14,841	Interest expense	$89

(1)      Negative values indicate a decrease to the associated balance sheet or consolidated statement of operations line items.

NOTE 18 – STOCK INCENTIVE PLANS

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

NOTE 19 – INCOME TAXES

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 19 – INCOME TAXES – (continued)

Resource TRS' income taxes are accounted for under the asset and liability method.  Under this method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of Resource TRS' assets and liabilities.

The following table details the components of Resource TRS’ income taxes (in thousands):

	Years Ended December 31,
	2009	2008	2007
(Benefit) provision for income taxes:
Current:
Federal	$(325)	$(331)	$354
State	−	(25)	119
Deferred	323	115	(135)
Income tax (benefit) provision	$(2)	$(241)	$338

The components of Resource TRS’ deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009		2008
Deferred tax assets related to:
Foreign, state and local loss carryforwards		$703	$303
Provision for loan and lease losses		521	206
Total deferred tax assets		1,224	509
Valuation allowance		(1,224)	−
Total deferred tax assets	$	−	$509

Deferred tax liabilities related to:
Property and equipment basis differences	$	−	$(186)
Total deferred tax liabilities	$	−	$(186)

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

Effective January 1, 2007, the Company adopted the provisions of FASB’s guidance for uncertain tax positions.  This implementation did not have an impact on the Company’s balance sheet or results of operations.  The guidance prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company is required to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period as well as the cumulative amounts recorded in the consolidated balance sheets.  The Company will continue to classify any tax penalties as other operating expenses and any interest as interest expense.  The Company does not have any unrecognized tax benefits that would affect the Company’s financial position.

As of December 31, 2009, income tax returns for the calendar years 2006 - 2009 remain subject to examination by Internal Revenue Service ("IRS") and/or any state or local taxing jurisdiction.  The Company has not executed any agreements with the IRS or any state and/or local taxing jurisdiction to extend a statue of limitations in relation to any previous year.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
DECEMBER 31, 2009

NOTE 20 – QUARTERLY RESULTS

The following is a presentation of the quarterly results of operations for the years ended December 31, 2009 and 2008:

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2009
Interest income	$26,622	$25,274	$22,501	$23,196
Interest expense	13,877	12,748	9,203	9,599
Net interest income	$12,745	$12,526	$13,298	$13,597
Net income (loss)	$(12,152)	$(5,127)	$11,528	$12,090

Net income (loss) per share − basic	$(0.50)	$(0.21)	$0.48	$0.43
Net income (loss) per share − diluted	$(0.50)	$(0.21)	$0.47	$0.43

Year ended December 31, 2008
Interest income	$36,983	$32,258	$32,312	$32,788
Interest expense	23,148	18,924	18,664	18,883
Net interest income	$13,835	$13,334	$13,648	$13,905
Net income (loss)	$9,363	$(5,257)	$88	$(7,268)

Net income (loss) per share − basic	$0.38	$(0.21)	$0.00	$(0.29)
Net income (loss) per share − diluted	$0.38	$(0.21)	$0.00	$(0.29)

NOTE 21 – SUBSEQUENT EVENTS

On March 5, 2010, the Company entered into a Promissory Note with LEASE Equity Appreciation Fund II LP (“LEAF II”), that allows for an $8.0 million facility, of which $3.0 million was funded on March 5, 2010, for a one year term at 12% payable quarterly, with a 1% loan fee and 20% amortization, which is secured by the all encumbered assets of LEAF II and to be fully repaid by March 3, 2011.

The Company received $10.5 million in proceeds related to the issuance of 1,986,554 shares of common stock under the Company’s dividend reinvestment plan during January 2010 and February 2010.

On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P.  The loan is secured by Resource Capital Partner’s partnership interest in the Resource Real Estate Opportunity Fund, L.P.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest payments are due quarterly commencing on April 15, 2010.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represents a return of Resource Capital Partners, Inc.’s capital.  The term of the loan ends on January 14, 2015, with an option to extend for two additional 12-month periods each.

In January and February 2010, the Company bought back at total of $20.3 million of debt issued by RREF CDO 2006-1 and RREF CDO 2007-1.

(Back to Index)

(Back to Index)

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

We are responsible for establishing and maintaining effective disclosure controls.  Disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, or Exchange Act, reports is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework  Based on this assessment management believes that, as of December 31, 2009, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2009.  Their report dated March 15, 2010, expressed an unqualified opinion on our internal control over financial reporting.  This report is included in this Item 9A.

Changes in Controls Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three month period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Capital Corp.

We have audited Resource Capital Corp. and its subsidiaries’ (a Maryland Corporation)  internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Resource Capital Corp. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Resource Capital Corp. and its subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Resource Capital Corp. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resource Capital Corp. and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 15, 2010

(Back to Index)

(Back to Index)

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All members of the board of directors are elected for a term of one year or until their successors are elected and qualified.  Information is set forth below regarding the principal occupation of each of our directors.  There are no family relationships among the directors and executive officers except that Jonathan Z. Cohen, our Chief Executive Officer, President and a director, is a son of Edward E. Cohen, a director and, until November 2009, our Chairman of the Board.

Names of Directors, Principal Occupation and Other Information

Walter T. Beach, age 43, has been a director since March 2005.  Mr. Beach has been Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997.  From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm where, beginning in 1994, he was responsible for the firm’s investment decisions for its principal equity product.  Before that he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm, and an analyst at Industry Analysis Group, an industry and economic consulting firm.  Mr. Beach has served as a director of The Bancorp, Inc., a publicly-traded (NASDAQ: TBBK) bank holding company, and its subsidiary bank, The Bancorp Bank, since 1999.  Mr. Beach has also served as a director of Cohen & Company, a publicly-traded (AMEX: COHN) investment firm specializing in credit related fixed income products and investments, since December 2009.

Edward E. Cohen, age 71, has been a director since March 2005 and was our chairman from March 2005 to November 2009.  Mr. Cohen is Chairman of Resource America, the corporate parent of our manager, a position he has held since 1990.  He was Resource America’s Chief Executive Officer from 1988 to 2004 and its President from 2000 to 2003.  He is Chairman and Chief Executive Officer of Atlas Energy, Inc. (f/k/a/ Atlas America, Inc.), a publicly-traded (NASDAQ: ATLS) energy company, a position he has held since 2000; Chairman of Atlas Pipeline Holdings GP, LLC, a wholly-owned subsidiary of Atlas Energy that is the general partner of Atlas Pipeline Holdings, L.P., a publicly-traded (NYSE: AHD) holding company, a position he has held since 2006; and Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, a wholly-owned subsidiary of Atlas Energy that is the general partner of Atlas Pipeline Partners, L.P., a publicly-traded (NYSE: APL) natural gas pipeline company, since its formation in 1999.  He is also Chairman of Brandywine Construction & Management, Inc., a privately-held real estate management company.  From 1981 to 1999 he was Chairman of the Executive Committee of JeffBanks, Inc., a bank holding company acquired by Hudson United Bancorporation.  From 1969 to 1989 he was Chairman of the Executive Committee of State National Bank of Maryland (now a part of Wachovia Bank).

Jonathan Z. Cohen, age 39, has been our Chief Executive Officer, President and a director since March 2005.  Mr. Cohen has been President since 2003, Chief Executive Officer since 2004 and a Director since 2002 of Resource America.  He was Executive Vice President of Resource America from 2001 to 2003, and a Senior Vice President from 1999 to 2001.  He has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP since its formation in 1999, Vice Chairman of Atlas Energy since 2000 and Vice Chairman of Atlas Pipeline Holdings GP since 2006.  He was the Vice Chairman of RAIT Investment Trust, (now RAIT Financial Trust) a publicly-traded (NYSE: RAS) REIT, from 2003 to 2006, and Secretary, trustee and a member of RAIT’s investment committee from 1997 to 2006.

William B. Hart, age 66, has been a director since March 2005.  Mr. Hart was Chairman of the Board of Trustees of the National Trust for Historic Preservation from 1999 to 2004.  He was also a director of Anthem, Inc. (now Wellpoint, Inc.), a publicly-traded (NYSE: WLP) health insurance company, from 2000 to 2004.  Mr. Hart was Director of SIS Bancorp from 1995 to 2000.  From 1988 to 1999, Mr. Hart served in various positions with Blue Cross/Blue Shield of New Hampshire, ending as Chairman of the Audit Committee and Chairman of the Board of Directors from 1996 to 1999.  He also served as President of the Foundation for the National Capital Region, Washington, DC, from 1993 to 1996 and President of The Dunfey Group, a private investment firm, from 1986 to 1998.  From 1986 to 1994 he was also director of First NH Banks where he was Chairman of the Audit Committee from 1992 to 1994.

(Back to Index)

(Back to Index)

Gary Ickowicz, age 54, has been a director since February 2007.  Mr. Ickowicz has been a Principal of Lazard Freres Real Estate Investors, a manager of funds invested in debt and equity securities of North American real estate assets and enterprises, since 2001.  In addition, he was a director of Lazard Freres’s real estate investment banking unit from 1989 through 2001.  Since 2000 he has been a director of Grant Street Settlement, and since 2002 he has been a director of NCC/Neumann, both not-for-profit developers of senior housing.  Since 2001 he has been a director of Commonwealth Atlantic Properties, Inc., a privately-held REIT.  From 2001 to 2006 he was a director of Kimsouth, Inc., a joint venture with Kimco Realty Corporation, a publicly-traded (NYSE: KIM) REIT.

Steven J. Kessler, age 67, has been our chairman since November 2009 and was our Senior Vice President - Finance from September 2005 to November 2009 and, before that, served as our Chief Financial Officer, Chief Accounting Officer and Treasurer from March 2005 to September 2005.  Mr. Kessler has been Executive Vice President of Resource America since 2005 and was Chief Financial Officer from 1997 to December 2009 and Senior Vice President from 1997 to 2005.  He was a Trustee of GMH Communities Trust, a previously publicly traded (NYSE: GCT) specialty housing REIT, from 2004 to 2008 when GCT was sold.  He was Vice President - Finance and Acquisitions at Kravco Company, a then national shopping center developer and operator, from 1994 to 1997.  From 1983 to 1993 he was employed by Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer.  Before that, he was a partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants.

Murray S. Levin, age 67, has been a director since March 2005.  Mr. Levin is a senior litigation partner at Pepper Hamilton LLP, a law firm with which he has been associated since 1970.  Mr. Levin served as the first American president of the Association Internationale des Jeunes Avocats (Young Lawyers International Association), headquartered in Western Europe.  He is a past president of the American Chapter and a member of the board of directors of the Union Internationale des Avocats (International Association of Lawyers), a Paris-based organization that is the world’s oldest international lawyers association.  Mr. Levin was a member of the managing board of Atlas Pipeline Partners GP from 2001 to March 2005.

P. Sherrill Neff, age 58, has been a director since March 2005.  Mr. Neff is a founder of Quaker BioVentures, Inc., a life sciences venture fund, and has been a Partner since 2002.  He was a director of Resource America from 1998 to March 2005.  From 1994 to 2002 he was President and Chief Financial Officer, and from 1994 to 2003, a director of Neose Technologies, Inc., a then-publicly-traded (NASDAQ: NTEC) life sciences company.  Mr. Neff was also a director of The Bancorp, Inc. (NASDAQ: TBBK) from its formation in 1999 until 2002.  Mr. Neff is on the boards of directors of five privately held Quaker BioVentures portfolio companies.  He is a member of the board of directors of the National Venture Capital Association.

The board of directors has not adopted specific minimum qualifications for service on our board, but rather seeks a mixture of skills that are relevant to our business as an externally-managed REIT that focuses primarily upon investments in commercial real estate and commercial finance assets, principally loans and interests in loans.  The following presents a brief summary of the attributes of each director that led to the conclusion that he should serve as such:

Mr. Beach has extensive experience in finance and investment management and a strong financial background.

Mr. E. Cohen has lengthy experience in real estate and real estate finance (a principal business of Resource America), corporate finance (through the formation and funding of public companies such as Atlas Energy, Atlas America, Atlas Pipeline, and Resource America, and his banking experience) and operations of both public and private companies, and is affiliated with the Manager.

Mr. J. Cohen has significant real estate, real estate finance and operational experience as an officer (currently Chief Executive Officer and President) and director of Resource America, and is affiliated with the Manager.

Mr. Hart has extensive experience in finance, investment management and real estate, both as an officer and director of banks and insurance companies, as well as an officer of a private investment firm.

Mr. Ickowicz has broad real estate and real estate finance experience as a principal in the real estate operations of an international investment bank, as a director of a REIT and as a director three real estate ventures.

Mr. Kessler has a significant financial and accounting background in real estate as the former Chief Financial Officer of Resource America and, previously, as a principal financial officer for a major operator of commercial real estate.

Mr. Levin has a lengthy and diverse legal background and has practiced complex litigation for over forty years.

Mr. Neff has significant experience in investments, operations and finance as a principal or officer of a venture fund, a public company and, prior thereto, as an investment banker.

(Back to Index)

(Back to Index)

Non-Director Executive Officers

Jeffrey D. Blomstrom, age 41, has been our Senior Vice President-CDO structuring since March 2005.  Mr. Blomstrom has been President and Managing Director of Resource Financial Fund Management, Inc., an asset management subsidiary of Resource America, since 2003.  Mr. Blomstrom serves as the head of collateral origination and as a member of the credit committee for Trapeza Capital, Resource America’s trust preferred security collateral manager.  From 2001 to 2003 Mr. Blomstrom was a Managing Director at Cohen and Company, an investment bank specializing in the financial services sector.  From 2000 to 2001 he was Senior Vice President of iATMglobal.net, Inc., an ATM software development company.  Mr. Blomstrom was, from 1999 to 2000, an associate at Covington & Burling, a law firm, where he focused on mergers and acquisitions and corporate governance.

               David E. Bloom, age 45, has been our Senior Vice President-Real Estate Investments since March 2005.  Mr. Bloom has been Senior Vice President of Resource America since 2001.  He has also been President of Resource Real Estate, Inc., a wholly-owned real estate subsidiary of Resource America, since 2004 and President of Resource Capital Partners, a subsidiary of Resource Real Estate, from 2002 to 2006.  From 2001 to 2002 he was President of Resource Properties, a former real estate subsidiary of Resource America.  Before that he was Senior Vice President at Colony Capital, LLC, an international real estate opportunity fund, from 1999 to 2001.  From 1998 to 1999 he was Director at Sonnenblick-Goldman Company, a real estate investment bank.  From 1995 to 1998 he was an attorney at the law firm of Willkie Farr & Gallagher, LLP.

Jeffrey F. Brotman, 46, Executive Vice President since June 2009.  Executive Vice President of Resource America since June 2007.  Co-founder of Ledgewood, P.C. (a Philadelphia-based law firm) and affiliated with the firm from 1992 until June 2007, serving as managing partner from 1995 until March 2006.  Mr. Brotman is also a non-active certified public accountant and an Adjunct Professor at the University of Pennsylvania Law School.  Mr. Brotman was Chairman of the Board of Directors of TRM Corporation (a publicly-traded consumer services company) from September 2006 until September 2008 and was its President and Chief Executive Officer from March 2006 through June 2007.

David J. Bryant, age 52, has been our Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer since June 2006.  From 2005 to 2006 Mr. Bryant served as Senior Vice-President, Real Estate Services, at Pennsylvania Real Estate Investment Trust, a publicly-traded (NYSE: PEI) REIT principally engaged in owning, managing, developing and leasing malls and strip centers in the eastern United States.  From 2000 to 2005, Mr. Bryant served as PEI’s Senior Vice President - Finance and Treasurer, and was its principal accounting officer.

Other Significant Employees

The following sets forth certain information regarding other significant employees of the Manager and Resource America who provide services to us:

Christopher D. Allen, age 40, has been our Senior Vice President-Commercial Lending since March 2005.  Mr. Allen has been a Managing Director of Resource Financial Fund Management since 2003.  At Resource Financial Fund Management, Mr. Allen is in charge of identifying, implementing and overseeing new leveraged loan and CDO products.  He is a member of the investment committee of Apidos Capital Management, LLC, a wholly-owned asset management subsidiary of Resource America, where he serves as the Chief Operating Officer.  Before joining Resource Financial Fund Management, from 2002 to 2003 he was a Vice President at Trenwith Securities, the investment banking arm of BDO Seidman, LLP, where he was in charge of corporate finance, mergers and acquisitions and restructuring transactions.  From 1994 to 1997 he was an Associate with Citicorp Venture Capital working on leveraged buyout and recapitalization transactions.

Gretchen L. Bergstresser, age 47, has been our Senior Vice President-Bank Loans since March 2005.  Ms. Bergstresser has been the President and Senior Portfolio Manager of Apidos Capital Management since 2005.  Before joining Apidos Capital Management, from 2003 to 2005 she was the Managing Director and Portfolio Manager of MJX Asset Management, a multi-billion dollar boutique asset management firm managing leveraged loans across five structured vehicles.  From 1996 to 2003 Ms. Bergstresser was CDO Portfolio Manager and Head Par Loan Trader at Eaton Vance Management, an investment management company.  From 1995 to 1996 she was a Vice President in the Diversified Finance Division of Bank of Boston.  From 1991 to 1995 she was a Vice President at ING (U.S.), Capital Markets, an investment banking firm.

Crit DeMent, age 57, has been our Senior Vice President-Equipment Leasing since March 2005.  Mr. DeMent has been Chairman and Chief Executive Officer of LEAF Financial Corporation, a majority-owned commercial finance subsidiary of Resource America, since 2001.  Mr. DeMent was Chairman and Chief Executive Officer of its subsidiary, LEAF Asset Management, Inc., from 2002 until 2004.  From 2000 to 2001 he was President of the Small Ticket Group, an equipment leasing division of European American Bank.  Before that, he was President and Chief Operating Officer of Fidelity Leasing, Inc., then the equipment leasing subsidiary of Resource America, and its successor, the Technology Finance Group of CitiCapital Vendor Finance, from 1996 to 2000.  From 1987 to 1996 he was Vice President of Marketing for Tokai Financial Services, an equipment leasing firm.

(Back to Index)

(Back to Index)

Thomas C. Elliott, age 36, has been our Senior Vice President-Finance and Operations since September 2006 and, prior to that, was our Chief Financial Officer, Chief Accounting Officer and Treasurer from September 2005 to June 2006.  He was our Senior Vice President - Assets and Liabilities Management from June 2005 until September 2005 and, before that, served as our Vice President - Finance from March 2005.  Mr. Elliott has been Chief Financial Officer of Resource America since December 2009 and Senior Vice President since 2005.  He was Senior Vice President - Finance and Operations of Resource America from 2006 to December 2009; Senior Vice President – Finance from 2005 to 2006 and Vice President - Finance from 2001 to 2005.  From 1997 to 2001 Mr. Elliott was a Vice President at Fidelity Leasing, where he managed all capital market functions, including the negotiation of all securitizations and credit and banking facilities in the U.S. and Canada.  Mr. Elliott also oversaw the financial controls and budgeting departments.

Alan F. Feldman, age 46, has been our Senior Vice President-Real Estate Investments since March 2005.  Mr. Feldman has been Chief Executive Officer of Resource Real Estate since 2004 and Senior Vice President of Resource America since 2002.  Mr. Feldman was President of Resource Properties from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998, Mr. Feldman was Executive Vice President of PREIT-RUBIN, Inc. the management subsidiary of Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization.  Before that, from 1990 to 1992, he was a Director at Strouse, Greenberg & Co., a regional full service real estate company.

Kevin M. Finkel, age 38, has been our Vice President-Real Estate Investments since January 2006.  He has also been employed by Resource Capital Partners since 2002, having been its Vice President and Director of Acquisitions from 2003 to 2006 and President since 2006.  Mr. Finkel has also been an officer of Resource Real Estate since 2004, and is currently its Executive Vice President and Director of Acquisitions.  In 2000, Mr. Finkel was an investment banking Associate at Lehman Brothers.  From 1998 to 1999, Mr. Finkel was an Associate at Barclays Capital, the investment banking division of Barclays Bank PLC.  From 1994 to 1998, Mr. Finkel was an investment banker at Deutsche Bank Securities, the investment banking division of Deutsche Bank AG.

Kyle Geoghegan, age 41, has been our Senior Vice President – Loan Originations since 2007.  Mr. Geoghegan has been a Managing Director of Resource Real Estate Funding, Inc., a real estate subsidiary of Resource America, since July 2006.  Mr. Geoghegan co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles.  Mr. Geoghegan worked at Bear Stearns from January 1998 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles which originated over $1.0 billion of loans annually.  Prior to joining Bear Stearns, Mr. Geoghegan spent four years as a real estate loan officer at PNC Bank in Philadelphia, PA, primarily originating construction and bridge loans.

Yvana Melini, age 34, has been our Vice President and Director of Asset Management since 2008.  Ms. Melini has served as Vice President of Debt Asset Management for Resource Real Estate since 2006.  Prior to joining Resource Real Estate, Ms. Melini served for over six years as a Vice President of both the Structured Asset Management and CMBS Credit Administration groups for Capmark Finance, Inc. (formerly GMAC Commercial Mortgage Corporation).  Prior to her employment with Capmark, Ms. Melini served as Senior Underwriter for the Northeast Commercial Real Estate Lending division of Washington Mutual Bank.  Ms. Melini has also privately consulted on various due diligence projects for large institutional investors and B-Piece buyers within the CMBS marketplace.

Darryl Myrose, age 36, has been our Senior Vice President – Loan Originations since 2007.  Mr. Myrose has been a Managing Director of Resource Real Estate Funding since July 2006.  Mr. Myrose co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles.  Mr. Myrose worked at Bear Stearns from April 1996 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles which originated over $1.0 billion of loans annually.  Prior to joining Bear Stearns, Mr. Myrose was employed with Clarion Advisors (formerly Jones Lang Wootton Realty Advisors) where he was an asset management analyst.

Thomas C. Powers, age 45, has been our Vice President – Loan Originations since 2007.  Mr. Powers has been Senior Vice President of Resource Real Estate Funding since January 2008 and was Vice President from 2006 to 2008.  Mr. Powers is responsible for all real estate asset management including investment origination and all aspects of transaction management.  Mr. Powers has over 20 years of commercial real estate, workout and risk management experience.  Prior to joining Resource Real Estate Funding, Mr. Powers was a senior member of the real estate credit risk management and workout group at Merrill Lynch.  Prior to his employment with Merrill Lynch, Mr. Powers worked in the project finance group at UBS Investment Bank.

(Back to Index)

(Back to Index)

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

Michael S. Yecies, age 42, has been our Chief Legal Officer and Secretary since March 2005 and our Senior Vice President since July 2007.  Mr. Yecies has been Senior Vice President of Resource America since 2005, Chief Legal Officer and Secretary since 1998 and was Vice President from 1998 to 2005.  From 1994 to 1998 he was an attorney at the law firm of Duane Morris LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports.

Based solely on our review of the reports received by us, we believe that, during fiscal 2009, our officers, directors and greater than ten percent shareholders complied with all applicable filings requirements, except Mr. Bloom inadvertently filed two late Form 4s relating to restricted stock grants.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to all directors, officers and employees.  Our code of conduct is available on our website: www.resourcecapitalcorp.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of conduct by posting such information on our website, unless otherwise required by applicable law or regulation.

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

Compensation Discussion and Analysis

We are required to provide information regarding the compensation program in place for our CEO, CFO and the three other most highly-compensated executive officers. In the following discussion, we refer to our CEO, CFO and the other most highly-compensated executive officer whose compensation in fiscal 2009 exceeded $100,000 as our “Named Executive Officers” or “NEOs.”

Objectives of Our Compensation Program

We have no employees.  We are managed by our Manager pursuant to a management agreement, between our Manager and us.  All of our NEOs are employees of our Manager or one of its affiliates.  We have not paid, and do not intend to pay, any cash compensation to our NEOs although we reimburse the Manager for the wages, salary and benefits established and paid by the Manager to our Chief Financial Officer.  However, our Compensation Committee may, from time to time, grant equity awards in the form of restricted stock, stock options or performance awards to our NEOs pursuant to our 2005 Stock Incentive Plan and/or the 2007 Omnibus Equity Compensation Plan.  These awards are designed to align the interests of our NEOs with those of our stockholders, by allowing our NEOs to share in the creation of value for our stockholders through stock appreciation and dividends.  These equity awards are generally subject to time-based vesting requirements designed to promote the retention of management and to achieve strong performance for our company. These awards further provide us flexibility in our ability to enable our Manager to attract, motivate and retain talented individuals at our Manager.

(Back to Index)

(Back to Index)

Setting Executive Compensation

Our NEOs are employees of Resource America, which determines the base salary, cash incentive compensation and, for grants of Resource America equity securities, equity incentive compensation that is paid to our NEOs.  A portion of the base salary and cash incentive compensation paid to them is derived from the fees paid by us under the management agreement.  We do not control how such fees are allocated by Resource America to its employees.  For a description of our management agreement, see Item 1: “Business-Management Agreement.”  We disclose the cash amounts paid by Resource America to our Chief Financial Officer (for which we reimburse Resource America), our only NEO who devotes his full business time to our affairs, in the Summary Compensation Table below.

When Resource America makes its determination of the amount of compensation it will award to one of our NEOs, including in particular the amount of Resource America securities that Resource America will grant as equity incentive compensation, Resource America also considers, but does not determine, the amount of our securities we propose to grant as equity incentive compensation to that NEO.  Similarly, in determining the amount of equity incentive compensation we grant to one of our NEOs, our compensation committee considers, but does not determine, the compensation that Resource America proposes to grant to that NEO, including Resource America’s grant of Resource America securities as equity incentive compensation.  Our respective compensation committees base their analyses and determinations upon recommendations submitted by Jonathan Z. Cohen, who is chief executive officer of both companies, for all of our NEOs other than himself.  Resource America’s compensation committee determines the amount of compensation Resource America will award Mr. J. Cohen, while our compensation committee determines the amount of any Resource Capital equity incentive compensation we award to Mr. J. Cohen.  These analyses and determinations are not based upon any particular compensation matrix or formula, but instead are based upon qualitative evaluations by Mr. J. Cohen and the compensation committees.  Our compensation committee does not make recommendations to Resource America as to the amount of compensation Resource America grants to our NEOs, nor does Resource America’s compensation committee make recommendations to us regarding the amount of equity incentive compensation awarded by us to our NEOs.

Our compensation committee operates under a written charter adopted by our Board of Directors, a copy of which is available on our website at www.resourcecapitalcorp.com.  Our compensation committee determines compensation amounts after the end of Resource America’s fiscal year and makes equity awards after our fiscal year end.  Therefore, awards made after our fiscal year end are not reflected in our Summary Compensation Table or Grants of Plan-Based Awards table until our following fiscal year.  Our compensation committee has the discretion to issue equity awards at other times during our fiscal year.

Elements of Our Compensation Program

As described above, our NEOs do not receive cash compensation from us, although beginning in October 2009, we agreed to reimburse Resource America for the wages, salary and benefits of our Chief Financial Officer.  However, our compensation committee may, from time to time, grant equity awards in the form of restricted stock, stock options or performance awards to our NEOs pursuant to our 2005 Stock Incentive Plan and/or the 2007 Omnibus Equity Compensation Plan as follows:

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

Supplemental Incentive Arrangements with David Bloom.  In October 2007, we entered into an agreement with David Bloom, our Senior Vice President−Real Estate Investments, which awarded him 50,000 shares of our restricted stock under our 2005 Stock Incentive Plan.  These shares vested were fully vested at December 31, 2009.

(Back to Index)

(Back to Index)

In December 2007, Resource America entered into another agreement with Mr. Bloom which provides for awards to him of our restricted stock and Resource America restricted stock.  With respect to our restricted stock, Mr. Bloom was awarded 120,000 shares, 60,000 of which are subject to vesting over time and 60,000 of which are earned based on the achievement of predetermined, objective performance goals over a multi-year performance period.  We pay dividends on unvested awards.  With respect to the shares that vest over time, 15% vested on June 30, 2008, 15% vested on June 30, 2009 and 70% vest on December 31, 2010, provided that Mr. Bloom is employed by Resource America at that date.  The award opportunities, presented in number of potential shares earned, are included in the Grant of Plan-Based Awards table below.  Performance-based shares are earned on achievement of performance goals over the performance period beginning July 1, 2007 and ending June 30, 2010, with one-third of the shares potentially being earned at the end of each 12-month measurement period.  As of December 31, 2009, one-third of such shares were earned, one-third of such shares were forfeited and one-third of such shares remain available to be earned.  The performance measures are as follows:

•
Loan Origination.  For each measurement period, the loan origination volume generated by Mr. Bloom and his colleagues in Resource America’s Los Angeles office, which we refer to as Mr. Bloom’s team, must be equal to or greater than 90% of the loan origination volume generated by Mr. Bloom’s team for the previous 12-month period.  Resource America may waive the loan origination performance criteria, if in its reasonable discretion, reaching such levels could not be reasonably achieved notwithstanding Mr. Bloom’s team’s best efforts.  Our compensation committee along with Resource America’s compensation committee determine whether to exercise this discretion.

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

If the performance criteria for a given measurement period are largely, but not entirely, met, the compensation committee will reasonably take such substantial performance into account in determining whether there should be an equitable partial earning of the award for such measurement period.  Once earned, the shares of restricted stock vest over the following two years, at the rate of one-eighth (1/8) per quarter, as long as Mr. Bloom is employed by Resource America on the last day of such quarter. The performance-based stock awards are disclosed under the Grants of Plan-Based Awards table under the heading “Estimated future payouts under equity incentive plan awards” and in the Outstanding Equity Awards at Fiscal Year-End table under the heading “Equity incentive plan awards.”

How We Determined 2009 Compensation

In light of the general adverse economic conditions in the market, and the effects of the market on our performance, the compensation committee decided to significantly reduce the value of the bonus awards to our NEOs.  However, the Committee recognized our NEOs’ prudent management efforts in a challenging environment, and believed that, for Mr. Bryant and Mr. Bloom, restricted stock awards were appropriate to recognize those efforts and retain their services.

Upon our CEO’s recommendation, our Compensation Committee made the following awards for fiscal 2009:

•
Mr. Bryant was awarded 23,364 shares of restricted stock for fiscal 2009, as compared to 13,484 shares of restricted stock for fiscal 2008.  Mr. Bryant was also awarded 5,000 Resource America options for fiscal 2008.

•
Mr. Bloom was awarded 44,502 shares of restricted stock for fiscal 2009, as compared to 18,878 shares of restricted stock for fiscal 2008.  See “− Elements of Our Compensation Program−Supplemental Incentive Arrangements with David Bloom.”

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

Murray S. Levin
P. Sherrill Neff
Walter T. Beach

(Back to Index)

(Back to Index)

The following table sets forth certain information concerning the compensation earned in fiscal 2009, 2008 and 2007 for our NEOs:

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compen- sation ($)(3)	Total ($)
Jonathan Z. Cohen	2009	−		−		−	−	−	−
Chief Executive Officer,	2008	−		−		−	−	−	−
President and Director	2007	−		−		1,499,989	−	−	1,499,989

David J. Bryant	2009	240,000	(1)	120,000	(1)	49,999	−	−	409,999
Senior Vice President,	2008	240,000	(1)	185,000	(1)	124,997	−	15,425	565,422
Chief Financial Officer, Chief Accounting Officer and Treasurer	2007	240,000	(1)	120,000	(1)	71,989	−	47,978	479,967

David E. Bloom	2009	−		−		151,777	−	−	151,777
Senior Vice President−	2008	−		−		174,999	−	−	174,999
Real Estate Investments	2007	−		−		1,385,597	−	−	1,385,597

(1)
Mr. Bryant’s salary and bonus were paid by Resource America.  We began to reimburse Resource America for Mr. Bryant’s salary and bonus in October 2009.  Amounts represent salary and bonus earned for the years indicated, but may not have been paid in full in the respective years.

(2)
Grant date fair value, valued in accordance with FASB Accounting Standards Codification Topic 718 as the closing price of our common stock on the grant date.  In valuing options awarded to Messrs. J. Cohen, Bryant, and Bloom at $0.04 per option, we used the Black-Scholes option pricing model to estimate the weighted average fair value of each option granted with weighted average assumptions for (a) expected dividend yield of 27.3%, (b) risk-free interest rate of 3.3%, (c) expected volatility of 51.0%, and (d) an expected life of 7.0 years.

(3)
2008 amount represents award of options to purchase Resource America restricted common stock.  The grant date fair value is $3.09 per option, using the Black-Scholes option pricing model to estimate the fair value of each option granted with assumptions for (a) expected dividend yield of 3.4%, (b) risk-free interest rate of 3.8%, (c) expected volatility of 49.5%, and (d) an expected life of 6.3 years.  2007 represents award of Resource America restricted stock earned during 2007, valued at the closing price of Resource America common stock on the date of the grant in January 2007.

GRANTS OF PLAN-BASED AWARDS TABLE

During 2009, we made restricted stock awards to our NEOs.  The following table sets forth information with respect to each of these awards on a grant-by-grant basis.

Name	Grant date	All other stock awards: number of shares of stock (#)	All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($) (1)
David J. Bryant
Our restricted stock	02/20/09	23,364			49,999

David E. Bloom
Our restricted stock	02/03/09	20,000			67,000
Our restricted stock	07/30/09	24,502			84,777

(1)	Based on the closing price of our stock on the respective grant dates.

(Back to Index)

(Back to Index)

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

Jonathan Z. Cohen	100,000	−		−	15.00	03/07/15	7,265		35,744		−		−

David J. Bryant	10,000	−		−	15.00	03/07/15	32,707		160,918		−		−
	−	5,000	(3)		8.14	05/21/18	580	(4)	2,343	(4)	−		−

David E. Bloom	100,000	−		−	15.00	03/07/15	85,060		418,495		20,000	(2)	98,400

(1)	Based on the closing price of our common stock $4.92 on December 31, 2009.

(2)
Represents performance-based restricted stock awards under our 2007 Omnibus Equity Compensation Plan that vest based on the achievement of pre-determined objective performance goals over a multi-year performance period.  See “Compensation Discussion and Analysis.”

(3)	Represents options to purchase shares of Resource America common stock that vest ¼ on each anniversary date through May 21, 2012.

(4)	Represents shares of Resource America common stock. Based upon a price of $4.04, the price of Resource America’s common stock on December 31, 2009.

2009 OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Jonathan Z. Cohen	40,163	150,581

David J. Bryant (our stock)	5,886	18,730
(Resource America stock)	460	1,987

David E. Bloom	56,945	214,831

(1)         Represents market value of our common stock on vesting date.

Director Compensation

For 2009, the board of directors approved compensation for each independent director consisting of an annual cash retainer of $52,500 and an annual stock award valued at $22,500 on the date of grant on the anniversary of the date each of them became a director.  The following table sets forth director compensation for 2009:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
Walter T. Beach	52,500	22,499	74,999
William B. Hart	52,500	22,499	74,999
Murray S. Levin	52,500	22,499	74,999
P Sherrill Neff	52,500	22,499	74,999
Gary Ickowicz	52,500	22,499	74,999
Edward E. Cohen	−	−	−
Steven J. Kessler	−	−	−

(1)	Table excludes Mr. J. Cohen, an NEO, whose compensation is set forth in the Summary Compensation Table.

(2)
On March 9, 2009, Messrs. Beach, Hart, Levin and Neff, were each granted 11,479 shares based upon a price of $1.96, the closing price on that day.  On February 1, 2009, Mr. Ickowicz, was granted 6,716 shares based upon a price of $3.35, the closing price on that day.

(Back to Index)

(Back to Index)

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board during 2009 consisted of Messrs. Beach, Levin and Neff.  None of such persons was an officer or employee, or former officer or employee, of our company or any of its subsidiaries during 2009.  None of our executive officers was a director or executive officer of any entity of which any member of the compensation committee was a director or executive officer during 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

           The following table sets forth the number and percentage of shares of common stock owned, as of March 8, 2010, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of our present directors, (c) each of our executive officers and (d) all of our named executive officers and directors as a group.  This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.  Shares of common stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person.

	Shares owned	Percentage(1)
Executive officers and directors: (2)
Walter T. Beach (4) (5)	1,058,911	2.72%
Edward E. Cohen (3)	474,120	1.22%
Jonathan Z. Cohen (3)	694,659	1.78%
William B. Hart (5)	31,396	*
Gary Ickowicz (5)	13,876	*
Steven J. Kessler (3)	73,069	*
Murray S. Levin (5)	25,396	*
P. Sherrill Neff (5)	31,396	*

Jeffrey D. Blomstrom (3)	36,276	*
David E. Bloom (3)	247,364	*
Jeffrey F. Brotman (3)	19,267	*
David J. Bryant (3)	76,798	*
All executive officers and directors as a group (12 persons)	2,782,528	7.10%

Owners of 5% or more of outstanding shares:
Resource America, Inc. (6)	2,192,009	5.63%

*      Less than 1%.

(1)	Includes 255,000 shares of common stock issuable upon exercise of stock options.

(2)	The address for all of our executive officers and directors is c/o Resource Capital Corp., 712 Fifth Avenue, 10th Floor, New York, New York 10019.

(3)
Includes restricted stock awards granted to certain officers and directors as follows:  (i) on December 26, 2007: 60,000 shares to Mr. Bloom; 15% of these shares vested on each of June 30, 2008 and June 30, 2009 and 70% will vest on December 31, 2010; (ii) on January 14, 2008: Mr. Blomstrom – 10,787 shares; Mr. Bloom – 18,878 shares; Mr. Bryant – 13,484 shares; Mr. E. Cohen – 10,787 shares; and Mr. Kessler – 5,393 shares; all these shares vest 33.33% per year; (iii) on July 30, 2009; Mr. Bloom – 24,502 shares; these shares vest in full on July 30, 2010; and (iv) on January 22, 2010; Mr. Blomstrom – 14,450 shares, Mr. Bloom – 19,267 shares; Mr. Brotman – 19,267 shares; Mr. Bryant – 19,267 shares; Mr. J. Cohen – 57,803 shares; and Mr. Kessler – 19,267 shares; all these shares vest 33.33% per year.  Each such person has the right to receive distributions on and vote, but not to transfer, such shares.

(4)
Includes (i) 1,037,515 shares purchased by Beach Asset Management, LLC, Beach Investment Counsel, Inc. and/or Beach Investment Management, LLC, investment management firms for which Mr. Beach is a principal and possesses investment and/or voting power over the shares.  The address for these investment management firms is Five Tower Bridge, 300 Barr Harbor Drive, Suite 220, West Conshohocken, Pennsylvania 19428.

(5)
Includes (i) 3,214 shares of restricted stock issued to each of Messrs. Beach, Hart, Levin and Neff on March 8, 2010 which vest on March 8, 2011, and (ii) 4,083 shares of restricted stock issued to Mr. Ickowicz on February 1, 2010 which vest on February 1, 2011.  Each non-employee director has the right to receive distributions on and vote, but not to transfer, such shares.

(Back to Index)

(Back to Index)

(6)
Includes (i) 921 shares of restricted stock granted to the Manager in connection with our March 2005 private placement that the Manager has not allocated to its employees, (ii) 100,000 shares purchased by the Manager in our initial public offering, (iii) 900,000 shares purchased by Resource Capital Investor in our March 2005 private placement, (iv) 900,000 shares purchased by Resource Capital Investor in our initial public offering, and (v) 291,088 shares transferred to the Manager as incentive compensation pursuant to the terms of its management agreement with us.  The address for Resource America, Inc. is 1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103.

Equity Compensation Plan Information

The following table summarizes certain information about our 2005 Stock Incentive Plan and 2007 Omnibus Equity Compensation Plan as of December 31, 2009:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
Options	607,666	$ 14.99
Restricted shares	437,319	N/A
Total	1,044,985		1,473,345 (1) (2)

(1)
Upon the July 2006 hiring of certain significant employees of the Manager, we agreed to pay up to 100,000 shares of restricted stock and 100,000 options to purchase restricted stock upon the achievement of certain performance thresholds, the first of which was met in June 2007 and, as a result, 60,000 shares of restricted stock and 60,000 options to purchase restricted stock were issued at that time.  As of December 31, 2009, 40,000 shares of restricted stock and 40,000 options to purchase restricted stock are unissued.  These shares and options to purchase restricted stock, which have been reserved for future issuance under the plans, have been deducted from the number of securities remaining available for future issuance.  See Item 8, “Financial Statements and Supplementary Data” at Note 12 for a more detailed discussion.

(2)
We agreed to award certain personnel up to 195,389 shares of restricted stock upon the achievement of certain performance thresholds.  During the year ended December 31, 2009, 62,706 of those shares were forfeited.  The remaining 132,683 shares, which have been reserved for future issuance under the plans, have been deducted from the number of securities remaining available for future issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

Relationships and Related Transactions

We have entered into a management agreement under which the Manager receives substantial fees.  We describe these fees in Item 1 − “Business − Management Agreement.”  For the year ended December 31, 2009, Resource Capital Manager, or the Manager, earned base management fees of approximately $3.8 million and incentive compensation fees of $4.6 million (including $1.2 million paid in the form of 217,149 shares of common stock).  We also reimburse the Manager for financial services expense, rent and other expenses incurred in the performance of its duties under the management agreement.  Pursuant to an amendment to the management agreement on October 16, 2009, the Manager must provide us with a Chief Financial Officer and three accounting professionals, each of whom will be exclusively dedicated to our operations.  The Manager will also provide us with a director of investor relations who will be 50% dedicated to our operations.  The amendment provides that we will bear 100% of the expense of the wages, salaries and benefits of the Chief Financial Officer and three accounting professionals and 50% of the salary and benefits of the director of investor relations.  For the year ended December 31, 2009, we paid aggregate reimbursements to the Manager of $664,000.  In addition, we are required to reimburse the Manager and Resource America for expenses for employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  No such expense reimbursements were made in the year ended December 31, 2009.  As of December 31, 2009, we had executed six CDO transactions.  These CDO transactions were structured for us by the Manager; however, the Manager was not separately compensated by us for executing these transactions and is not separately compensated by us for managing the CDO entities and their assets.

(Back to Index)

(Back to Index)

      Resource America, entities affiliated with it and our executive officers and directors collectively beneficially own 4,974,537 shares of common stock, representing approximately 13% of our common stock on a fully-diluted basis.  Our executive officers are also officers of our Manager and/or of Resource America or its subsidiaries.

On May 14, 2009, we borrowed $4.5 million from Resource America.  We repaid the promissory note the same day and paid Resource America a commitment fee of $180,000.

On December 1, 2009, we purchased a membership interest in VIP Borrower, LLC (an unconsolidated RRE VIE that holds our interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Varde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly owned properties and the properties underlying the mortgage loans to enhance their value.  We acquired the membership interests for $2.1 million.  The agreement requires us to contribute 3% of the total funding required for each asset acquisition on a monthly basis.  The investment balance of $2.1 million at December 31, 2009 is recorded as an investment in unconsolidated entities on our consolidated balance sheet.

LEAF Financial Corp. a majority-owned subsidiary of Resource America, originates and manages our equipment lease and note investments.  We purchase these investments from LEAF Financial at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF Financial for its origination costs.  In addition, we pay LEAF Financial an annual servicing fee, equal to 1% of the book value of managed assets, for servicing our equipment lease investments.  During the year ended December 31, 2009, we paid LEAF Financial $505,000 in annual servicing fees.

On June 30, 2009, we sold our sole membership interest in one of our subsidiaries that held a pool of leases valued at $89.8 million and transferred the $82.3 million balance of the related secured term facility to Resource America.  No gain or loss was recognized on the sale of this membership interest.  We received a note of $7.5 million from Resource America for the equity in the portfolio on June 30, 2009.  The promissory note bore interest at LIBOR plus 3%.  On July 1, 2009, $4.5 million of the promissory note was repaid.  The remaining outstanding principal balance of the note of $3.0 million was paid in full on August 3, 2009.

Until 1996, director Edward E. Cohen, a director who was our Chairman from our inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of our executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  For the year ended December 31, 2009, we paid Ledgewood $660,000 for legal services.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  For the year ended December 31, 2009, those payments were $120,000.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood.  For the year ended December 31, 2009, those payments were $40,000.

On March 5, 2010, we entered into a Promissory Note with LEASE Equity Appreciation Fund II LP (“LEAF II”), that allows for an $8.0 million facility, of which $3.0 million was funded on March 5, 2010, for a one year term at 12% payable quarterly, with a 1% loan fee and 20% amortization, which is secured by the all encumbered assets of LEAF II and to be fully repaid by March 3, 2011.

On January 15, 2010, we loaned $2.0 million to Resource Capital Partners, Inc. so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P.  The loan is secured by Resource Capital Partner’s partnership interest in the Resource Real Estate Opportunity Fund, L.P.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest payments are due quarterly commencing on April 15, 2010.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represents a return of Resource Capital Partners, Inc.’s capital.  The term of the loan ends on January 14, 2015, with an option to extend for two additional 12-month periods each.

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

(Back to Index)

(Back to Index)

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

Audit Fees

The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2009 and 2008 (including a review of internal controls for 2009 and 2008 as required under Section 404 of the Sarbanes-Oxley Act of 2002) and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during each of the years then ended were $572,000 and $668,000, respectively.

The aggregate fees billed by Grant Thornton LLP for audit services in connection with the filing of our registration statements with the Securities and Exchange Commission were approximately $117,000 and $42,000 for the years ended December 31, 2009 and 2008, respectively.

Audit-Related Fees

The aggregate fees billed by Grant Thornton LLP for audit-related services, including consulting on accounting issues were $0 and $40,000 for the years ended December 31, 2009 and 2008, respectively.

Tax Fees

There were no fees paid to Grant Thornton LLP for professional services related to tax compliance, tax advice or tax planning for the years ended December 31, 2009 and 2008.

All Other Fees

We did not incur fees in 2009 and 2008 for other services not included above.

Audit Committee Pre-Approval Policies and Procedures

The audit committee will, on at least an annual basis, review audit and non-audit services performed by Grant Thornton, LLP as well as the fees charged by Grant Thornton, LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee.  All of such services and fees were pre-approved during the year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Operation for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for years ended
December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II –Valuation and Qualifying Accounts
Schedule IV − Mortgage Loans on Real Estate

(Back to Index)

(Back to Index)

3. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (1)
4.1	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)
Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (11)

4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
4.3(b)
Amendment to Amended and Restated Trust Agreement and Preferred Securities Certificate among Resource Capital Corp., Wells Fargo Bank, N.A. and the Administrative Trustees named therein, dated October 26, 2009 and effective September 30, 2009. (11)

4.4	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (11)
4.5(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated September 29, 2006. (3)
4.5(b)
Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (11)

4.6(a)
Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated September 29, 2006. (3)

4.6(b)
Amendment to Amended and Restated Trust Agreement and Preferred Securities Certificate among Resource Capital Corp., Wells Fargo Bank, N.A. and the Administrative Trustees named therein, dated October 26, 2009 and effective September 30, 2009. (11)

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (11)
10.1(a)	Master Repurchase Agreement between RCC Real Estate SPE 3, LLC and Natixis Real Estate Capital. (4)
10.1(b)	First Amendment to Master Repurchase Agreement between RCC Real Estate SPE 3, LLC and Natixis Real Estate Capital, dated September 25, 2008. (5)
10.1(c)	Second Amendment to Master Repurchase Agreement between RCC Real Estate SPE 3, LLC and Natixis Real Estate Capital, dated November 25, 2008. (6)
10.1(d)	Letter Agreement with respect to master Repurchase Agreement between Natixis Real Estate Capital, Inc. and RCC Real Estate SPE 3, LLC, dated as of March 13, 2009. (7)
10.1(e)	Letter Agreement with respect to Master Repurchase Agreement between Natixis Real Estate Capital and RCC Real Estate SPE 3, LLC, dated June 29, 2009. (8)
10.2(a)	Guaranty made by Resource Capital Corp. as guarantor, in favor Natixis Real Estate Capital, Inc., dated April 20, 2007. (4)
10.2(b)	Second Amendment to Guaranty made by Resource Capital Corp. as guarantor, in favor of Natixis Real Estate Capital, Inc., dated September 25, 2008. (5)
10.3(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (9)
10.3(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (10)
10.4	2005 Stock Incentive Plan. (1)
10.5	2007 Omnibus Equity Compensation Plan. (12)
14.1	Code of Ethics
21.1	List of Subsidiaries of Resource Capital Corp.
23.1	Consent of Grant Thornton LLP
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 23, 2007.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2008.

(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 2, 2008.

(7)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2009.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 6, 2009.

(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(11)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP. (Registrant)

March 15, 2010	By:	/s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven J. Kessler	Chairman of the Board	March 15, 2010
STEVEN J. KESSLER

/s/ Jonathan Z. Cohen	Director, President and Chief Executive Officer	March 15, 2010
JONATHAN Z. COHEN

/s/ Walter T. Beach	Director	March 15, 2010
WALTER T. BEACH

/s/ Edward E. Cohen	Director	March 15, 2010
EDWARD E. COHEN

/s/ William B. Hart	Director	March 15, 2010
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 15, 2010
GARY ICKOWICZ

/s/ Murray S. Levin	Director	March 15, 2010
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 15, 2010
P. SHERRILL NEFF

/s/ David J. Bryant	Senior Vice President	March 15, 2010
DAVID J. BRYANT	Chief Financial Officer,
Chief Accounting Officer and Treasurer

(Back to Index)

(Back to Index)

SCHEDULE II
Resource Capital Corp.
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at beginning of period	Charge to expense	Write-offs	Recoveries		Balance at end of period
Allowance for loans and lease losses:
Year Ended December 31, 2009	$44,317	$61,383	$(57,450)		$12	$48,262

Year Ended December 31, 2008	$5,918	$46,160	$(7,761)	$	−	$44,317

(Back to Index)

(Back to Index)

Resource Capital Corp.
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2009
(Dollars in thousands)

									Net
		Interest	Final	Periodic			Face		Carrying
	Description/	Payment	Maturity	Payment		Prior	Amount of		Amount of
Type of Loan/ Borrower	Location	Rates	Date	Terms (1)		Liens (2)	Loans (3)		Loans

Whole Loans:
Borrower A	Multi-Family/ San Francisco, CA	LIBOR + 4.25%	04/8/2010	I/O		−	33,719		24,172
Borrower B	Multi-Family/ Renton, WA	LIBOR + 3.50%	01/10/2012	I/O		−	31,100		30,846
Borrower C	Hotel/ Tucson, AZ	LIBOR + 3.50%	12/01/2016	I/O		−	31,500		31,243
Borrower D-1	Hotel/ Los Angeles, CA	LIBOR + 8.235%	06/05/2010	I/O	(4)	−	28,000		27,736
Borrower D-2	Hotel/ Los Angeles, CA	LIBOR + 10.0%	06/05/2010	I/O	(4)	−	5,350		5,306
Borrower E	Multi-Family/ Northglenn, CO	LIBOR + 2.60%	03/05/2010	I/O		−	28,000		27,746
Borrower F	Retail/ Hayward, CA	LIBOR + 2.50%	01/05/2012	I/O		−	24,145		23,948
Borrower G	Multi-Family/ San Francisco, CA	LIBOR + 4.25%	04/08/2010	I/O		−	33,078		23,861
Borrower H	Hotel/ Studio City, CA	LIBOR + 3.20%	02/05/2010	I/O		−	25,750		25,539
Borrower I	Land/ Studio City, CA	LIBOR + 2.95%	02/05/2010	I/O		−	26,150		25,936
All other Whole Loans Individually less than 3%							217,672		215,685
Total Whole Loans							484,464		462,018

Mezzanine Loans:
Borrower J	Hotel/ Various	LIBOR + 2.85%	05/9/2010	I/O		−	38,072		37,775
All other Whole Loans Individually less than 3%							144,451		143,458
Total Mezzanine Loans							182,523		181,233

B Notes:
Borrow K	Office/ New York, NY	FIXED + 7.19%	07/11/2016	I/O		−	23,718		23,679
All other Whole Loans Individually less than 3%							57,732		57,131
Total B Notes							81,450		80,810

Total Loans							748,437	(5)	724,061	(6)

(1)	IO = interest only.
(2)	Represents only Third Party Liens
(3)	Does not include unfunded commitments.
(4)	Borrower D is a whole loan and the participations above represent the Senior (D-1) and Mezzanine (D-2) portions.
(5)	All loans are current with respect to principal and interest payments due.
(6)
The net carrying amount of loans includes an allowance for loan loss of $29.3 million at December 31, 2009 allocated as follows:  Whole Loans ($22.2 million); Mezzanine Loans ($6.4 million) and B Notes ($0.7 million).