Form 10-Q
period 2010-03-31
Resource Capital Corp.
filed 2010-05-07
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting Company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock on May 3, 2010 was 41,403,172 shares.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
Cash and cash equivalents	$27,650	$51,991
Restricted cash	82,176	85,125
Investment securities available-for-sale, pledged as collateral, at fair value	46,086	39,304
Investment securities available-for-sale, at fair value	5,238	5,238
Investment securities held-to-maturity, pledged as collateral	31,559	31,401
Loans, pledged as collateral and net of allowances of $37.9 million and $47.1 million	1,555,593	1,558,687
Loans held for sale	2,376	8,050
Direct financing leases and notes, net of allowances of $650,000 and $1.1 million and net of unearned income	10,325	927
Loans receivable – related party	10,000	−
Investments in unconsolidated entities	4,040	3,605
Interest receivable	5,367	5,754
Other assets	4,735	3,878
Total assets	$1,785,145	$1,793,960
LIABILITIES
Borrowings	$1,517,330	$1,536,500
Distribution payable	10,053	9,170
Accrued interest expense	1,551	1,516
Derivatives, at fair value	13,267	12,767
Accounts payable and other liabilities	3,297	5,177
Total liabilities	1,545,498	1,565,130
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 40,079,753 and 36,545,737 shares issued and outstanding (including 566,575 and 437,319 unvested restricted shares)	40	36
Additional paid-in capital	424,584	405,517
Accumulated other comprehensive loss	(61,761)	(62,154)
Distributions in excess of earnings	(123,216)	(114,569)
Total stockholders’ equity	239,647	228,830
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,785,145	$1,793,960

The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUES
Net interest income:
Loans	$18,267	$22,620
Securities	2,874	1,422
Leases	235	2,233
Interest income − other	197	347
Total interest income	21,573	26,622
Interest expense	7,937	13,877
Net interest income	13,636	12,745

OPERATING EXPENSES
Management fees − related party	1,152	1,001
Equity compensation − related party	724	88
Professional services	819	964
Insurance expense	212	172
General and administrative	645	405
Income tax expense (benefit)	105	(45)
Total expenses	3,657	2,585

NET OPERATING INCOME	9,979	10,160

OTHER INCOME (EXPENSES)
Impairment losses on investment securities	−	(5,620)
Recognized in other comprehensive loss	−	−
Net impairment losses recognized in earnings	−	(5,620)
Net realized gains on loans and investments	146	237
Provision for loan and lease losses	(15,371)	(16,951)
Gain on the extinguishment of debt	6,628	−
Other income	24	22
Total expenses	(8,573)	(22,312)

NET INCOME (LOSS)	$1,406	$(12,152)

NET INCOME (LOSS) PER SHARE – BASIC	$0.04	$(0.50)

NET INCOME (LOSS) PER SHARE – DILUTED	$0.04	$(0.50)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − BASIC	37,987,192	24,467,408

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − DILUTED	38,150,605	24,467,408

DIVIDENDS DECLARED PER SHARE	$0.25	$0.30

The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2010
(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Treasury Shares		Total Stockholders’ Equity	Comprehensive Income
Balance, January 1, 2010	36,545,737	$36	$405,517	$(62,154)	$	−	$(114,569)	$	−	$228,830
Proceeds from dividend reinvestment and stock purchase plan	3,127,357	3	18,032	−		−	−		−	18,035
Offering costs	−	−	(64)	−		−	−		−	(64)
Stock based compensation	406,659	1	375	−		−	−		−	376
Amortization of stock based compensation	−	−	724	−		−	−		−	724
Net income	−	−	−	−		1,406	−		−	1,406	$1,406
Securities available-for-sale, fair value adjustment, net	−	−	−	724		−	−		−	724	724
Designated derivatives, fair value adjustment	−	−	−	(331)		−	−		−	(331)	(331)
Distributions on common stock	−	−	−	−		(1,406)	(8,647)		−	(10,053)
Comprehensive income	−	−	−	−		−	−		−	−	$1,799
Balance, March 31, 2010	40,079,753	$40	$424,584	$(61,761)	$	−	$(123,216)	$	−	$239,647

The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,406	$(12,152)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	15,371	16,951
Depreciation and amortization of term facilities	181	187
Accretion of net discounts on investments	(4,044)	(988)
Amortization of discount on notes of CDOs	13	48
Amortization of debt issuance costs on notes of CDOs	1,067	823
Amortization of stock based compensation	724	88
Amortization of terminated derivative instruments	133	120
Non-cash incentive compensation to the Manager	−	(1)
Unrealized losses on non-designated derivative instruments	36	92
Net realized gains on investments	(146)	(237)
Net impairment losses recognized in earnings	−	5,620
Gain on the extinguishment of debt	(6,628)	−
Changes in operating assets and liabilities:	(1,556)	3,297
Net cash provided by operating activities	6,557	13,848
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(5,002)	(3,162)
Purchase of securities available-for-sale	(4,923)	−
Investment in unconsolidated entity	(435)	−
Purchase of loans	(69,825)	(36,680)
Principal payments received on loans	55,592	27,131
Proceeds from sale of loans	17,988	8,376
Purchase of direct financing leases and notes	(10,333)	−
Payments received on direct financing leases and notes	397	6,825
Proceeds from sale of direct financing leases and notes	465	506
Investment in loans – related parties	(10,000)	−
Net cash (used in) provided by investing activities	(26,076)	2,996
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $64 and $0)	(64)	−
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $0)	18,035	44
Repurchase of common stock	−	(2,800)
Payments on borrowings:
Repurchase agreements	−	(1,054)
Secured term facility	−	(7,003)
Repurchase of debt	(13,623)	−
Distributions paid on common stock	(9,170)	(9,946)
Net cash used in financing activities	(4,822)	(20,759)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,341)	(3,915)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,991	14,583
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,650	$10,668
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid	$10,053	$7,529
Issuance of restricted stock	$333	$217

SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$7,978	$13,933

The accompanying notes are an integral part of these financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource Capital Corp. and subsidiaries’ (collectively the ‘‘Company’’) principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (the ‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (NASDAQ-GS: REXI).  The following subsidiaries are consolidated on the Company’s financial statements:

•
RCC Real Estate, Inc. (“RCC Real Estate”) holds real estate investments, including commercial real estate loans and commercial real estate-related securities.  RCC Real Estate owns 100% of the equity of the following variable interest entities (“VIEs”):

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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2010.

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has a 100% interest valued at $1.5 million in the common shares (three percent of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of the VIE.  The Company does not have the power to direct the activities of either trust, nor do they have the obligation to absorb losses or recognize benefits of these trusts.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated into the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three months ended March 31, 2010 and 2009, the Company recognized $875,000 and $765,000, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $74,000 and $37,000, respectively, of amortization of deferred debt issuance costs.  The Company will continue to do a continuous reassessment as to whether or not they are deemed to be the primary beneficiary of the trusts.

All inter-company transactions and balances have been eliminated.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Investment Securities Available-for-Sale

The Company classifies its investment portfolio as either trading investments, available-for-sale or held-to-maturity.  Although the Company generally plans to hold most of its investments to maturity, it may, from time to time, sell any of its investments due to changes in market conditions or in accordance with its investment strategy.  The Company’s available-for-sale securities are reported at fair value which for the Company’s securities purchased during 2009 is based on dealer quotes due to their higher ratings and more active markets and for the Company’s securities purchased prior to 2009 is based on taking a weighted average of the following three measures:

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

The balance of impaired loans and leases was $120.6 million and $100.1 million at March 31, 2010 and December 31, 2009, respectively.  The total balance of impaired loans and leases with a valuation allowance at March 31, 2010 and December 31, 2009 was $65.9 million and $82.2 million, respectively.  The total balance of impaired loans and leases without a specific valuation allowance was $54.7 million and $17.9 million at March 31, 2010 and December 31, 2009, respectively.  The specific valuation allowance related to these impaired loans and leases was $20.9 million and $31.0 million at March 31, 2010 and December 31, 2009, respectively.  The Company did not recognize any income on impaired loans and leases during the three months ended March 31, 2010 and the year ended December 31, 2009 once each individual loan or lease became impaired unless cash was received.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
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

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which removes the requirement for an U.S. Securities and Exchange Commission filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP.  This guidance was effective upon issuance.

In January 2010, the FASB issued guidance for fair value measurements and disclosures.  The guidance requires new disclosures for transferring in and out of Level 1 and Level 2 amounts and clarifies existing disclosures regarding levels of disaggregation and inputs surrounding valuation techniques.  This guidance will be effective for interim and annual periods beginning after December 15, 2009.  The adoption did not have a material impact on its consolidated financial statements.  In addition, this guidance requires new disclosure surrounding activity in Level 3 fair value measurements, to present separately information about purchases, sales, issuances and settlements.  This guidance will be effective for interim and annual periods beginning after December 15, 2010.  Adoption will require additional disclosure to delineate such categories in the notes to the Company’s consolidated financial statements (see Note 14).

In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements.  The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements which will be effective for the Company in fiscal 2011.

In December 2009, the FASB issued guidance for improving financial reporting for enterprises involved with VIEs regarding power to direct the activities of a VIE as well as obligations to absorb the losses.  This guidance is effective for interim and annual periods beginning after November 15, 2009.  The Company has evaluated the potential impact of adopting this statement.  The Company’s evaluation indicated that the adoption of this accounting guidance will not have an impact on its consolidated financial statements.

In June 2009, the FASB issued guidance for consolidation of VIEs which changes the consolidation guidance applicable to a VIE and amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  This standard also requires continuous reassessment of whether an enterprise is the primary beneficiary of a VIE as well as enhanced disclosures about an enterprise’s involvement with a VIE.  This guidance is effective for interim and annual periods beginning after November 15, 2009.  The Company has evaluated the potential impact of adopting this statement and concluded that it will continue to consolidate its VIEs that it identified in Note 1 to the consolidated financial statements.  The Company will do a continuous reassessment of its conclusion as stipulated in this statement.

In June 2009, the FASB issued guidance for accounting for transfers of financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires greater transparency of related disclosures.  This statement is effective for fiscal years beginning after November 15, 2009.  Adoption did not have a material impact on the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Reclassifications

Certain reclassifications have been made to the 2009 consolidated financial statements to conform to the 2010 presentation.  The adoption of these new accounting standards did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”), including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
March 31, 2010:
Commercial mortgage-backed private placement	$98,169	$4,954	$(51,823)	$51,300
Other asset-backed	24	−	−	24
Total	$98,193	$4,954	$(51,823)	$51,324

December 31, 2009:
Commercial mortgage-backed private placement	$92,110	$2,622	$(50,214)	$44,518
Other asset-backed	24	−	−	24
Total	$92,134	$2,622	$(50,214)	$44,542

(1)	As of March 31, 2010 and 2009, $47.0 million and $39.3 million, respectively, of securities were pledged as collateral security under related financings.

The following table summarizes the estimated maturities of the Company’s MBS and other ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
March 31, 2010:
Less than one year	$9,022	(1)	$25,044	1.59%
Greater than one year and less than five years	3,648		9,432	2.91%
Greater than five years	38,654		63,717	5.80%
Total	$51,324		$98,193	4.45%

December 31, 2009:
Less than one year	$7,503		$20,043	1.50%
Greater than one year and less than five years	4,346		12,728	2.24%
Greater than five years	32,693		59,363	5.76%
Total	$44,542		$92,134	4.35%

(1)
All of the $9.0 million of CMBS maturing in these categories are collateralized by floating-rate loans and are expected to extend for up to a minimum of two additional years as the loans in the floating-rate structures have a contractual right to extend with options ranging from two one-year options to three one-year options.

The contractual maturities of the investment securities available-for-sale range from January 2011 to October 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 3 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2010:
Commercial mortgage- backed private placement	$8,527	$(1,207)	$13,191	$(50,616)	$21,718	$(51,823)
Total temporarily impaired securities	$8,527	$(1,207)	$13,191	$(50,616)	$21,718	$(51,823)

December 31, 2009:
Commercial mortgage- backed private placement	$11,193	$(1,073)	$14,588	$(49,141)	$25,781	$(50,214)
Total temporarily impaired securities	$11,193	$(1,073)	$14,588	$(49,141)	$25,781	$(50,214)

The Company holds 18 and 13 investment securities available-for-sale that have been in a loss position for more than 12 months as of March 31, 2010 and December 31, 2009, respectively.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios monthly and the determination of other-than-temporary impairment is made at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

•	the length of time the market value has been less than amortized cost;

•	the severity of the impairment;

•	the expected loss of the security as generated by third party software;

•	credit ratings from the rating agencies;

•	underlying credit fundamentals of the collateral backing the securities; and

•	the Company’s intent is more likely than not to sell the security before the recovery of the amortized cost basis.

At March 31, 2010 and December 31, 2009, the Company held $51.3 million and $44.5 million, respectively, net of unrealized losses of $46.9 million and $47.6 million, respectively, of CMBS at fair value which, for the Company’s positions purchased after 2009, is based on dealer quotes due to their higher ratings and more active markets and, for the Company’s positions purchased during 2009, is based on taking a weighted average of the following three measures:

•	an income approach utilizing an appropriate current risk-adjusted yield, time value and projected estimated losses from default assumptions based on historical analysis of underlying loan performance;

•	quotes on similar-vintage, higher rated, more actively traded CMBS securities adjusted for the lower subordination level of its securities; and

•	dealer quotes on its securities for which there is not an active market.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 3 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

During the three months ended March 31, 2009, a collateral position that supported the Company’s other-ABS investment weakened to the point that default of that position became probable.  As a result, the Company recognized a $5.6 million other-than-temporary impairment on its other-ABS investment as of March 31, 2009 and an additional $45,000 of other-than-temporary impairment on this investment during the three months ended June 30, 2009 bringing the fair value to $0.  During the three months ended December 31, 2009, two collateral positions that supported the Company’s CMBS portfolio weakened to the point that default of these positions became probable.  The assumed default of these collateral positions in the Company’s cash flow model yielded a value of less than full recovery of the Company’s cost basis.  The Company recognized a $6.9 million other-than-temporary impairment on its CMBS investments as of December 31, 2009 bringing the combined fair value to $206,000.  All of the Company's other-than-temporary impariment losses are related to credit losses.

While the Company’s remaining securities classified as available-for-sale have continued to decline in fair value, the decline continues to be temporary.  The Company performs an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  All securities but the ones described above are current with respect to interest and principal payments.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-temporary impairment and when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.  The Company does not believe that any other of its securities classified as available-for-sale were other-than-temporarily impaired as of March 31, 2010.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on MBS in the Company’s investment portfolio.  The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount.  At March 31, 2010, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $30.8 million.  At December 31, 2009, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $29.1 million.

NOTE 4 – INVESTMENT SECURITIES HELD-TO-MATURITY

The following table summarizes the Company's securities held-to-maturity which are carried at amortized cost (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2010:
Collateralized loan obligation securities	$31,559	$314	$(8,684)	$23,189
Total	$31,559	$314	$(8,684)	$23,189

December 31, 2009:
Collateralized loan obligation securities	$31,401	$267	$(10,348)	$21,320
Total	$31,401	$267	$(10,348)	$21,320

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES HELD-TO-MATURITY – (Continued)

The following table summarizes the estimated maturities of the Company’s securities held-to-maturity according to their contractual lives (in thousands):

Contractual Life	Fair Value	Amortized Cost	Weighted Average Coupon
March 31, 2010:
Greater than five years and less than ten years	$16,536	$19,725	3.03%
Greater than ten years	6,653	11,834	4.13%
Total	$23,189	$31,559

December 31, 2009:
Greater than five years and less than ten years	$15,628	$19,667	3.06%
Greater than ten years	5,692	11,734	4.14%
Total	$21,320	$31,401

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2010:
Collateralized loan obligations	$3,751	$(44)	$12,747	$(8,640)	$16,498	$(8,684)
Total temporarily impaired securities	$3,751	$(44)	$12,747	$(8,640)	$16,498	$(8,684)

December 31, 2009:
Collateralized loan obligations	$2,530	$(44)	$10,980	$(10,304)	$13,510	$(10,348)
Total temporarily impaired securities	$2,530	$(44)	$10,980	$(10,304)	$13,510	$(10,348)

The Company holds 14 investment securities held-to-maturity that have been in a loss position for more than 12 months at both March 31, 2010 and December 31, 2009.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

During the year ended December 31, 2009, based on a credit rating downgrade and the cash flow analysis performed, a collateral position that supported the investments held-to-maturity became impaired as the Company’s cash flow model yielded a value of less than full recovery of the Company’s cost basis.  As a result, the Company recognized an $895,000 other-than-temporary impairment on one of its investments held-to-maturity as of December 31, 2009.  Because of the impairment charges, the cost of this security was written down to fair value through net impairment losses recognized in earnings in the consolidated statements of operations.  The Company does not believe that any other of its investments classified as held-to-maturity were other-than-temporarily impaired as of March 31, 2010.

During the year ended December 31, 2009, based on the downgrading of the issuers’ published credit rating, the Company sold three securities classified as held-to-maturity.  The Company is more likely than not to hold its remaining securities until maturity.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium	Carrying Value (1)
March 31, 2010:
Bank loans (2)	$904,325	$(29,864)	$874,461
Commercial real estate loans:
Whole loans	457,535	(157)	457,378
B notes	81,303	18	81,321
Mezzanine loans	182,523	159	182,682
Total commercial real estate loans	721,361	20	721,381
Subtotal loans before allowances	1,625,686	(29,844)	1,595,842
Allowance for loan loss	(37,873)	−	(37,873)
Total	$1,587,813	$(29,844)	$1,557,969

December 31, 2009:
Bank loans (2)	$893,183	$(27,682)	$865,501
Commercial real estate loans:
Whole loans	484,464	(269)	484,195
B notes	81,450	27	81,477
Mezzanine loans	182,523	163	182,686
Total commercial real estate loans	748,437	(79)	748,358
Subtotal loans before allowances	1,641,620	(27,761)	1,613,859
Allowance for loan loss	(47,122)	−	(47,122)
Total	$1,594,498	$(27,761)	$1,566,737

(1)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2010 and December 31, 2009, respectively.

(2)	Amounts include $2.4 million and $8.1 million of loans held for sale as of March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010, the Company’s bank loan portfolio consisted of $862.7 million (net of allowance of $11.9 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 0.50% and LIBOR plus 17.25% with maturity dates ranging from March 2011 to March 2017.

At December 31, 2009, the Company’s bank loan portfolio consisted of $847.7 million (net of allowance of $17.8 million) of floating rate loans, which bear interest ranging between the LIBOR plus 0.50% and LIBOR plus 18.25% with maturity dates ranging from June 2011 to August 2022.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT – (Continued)

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
March 31, 2010:
Whole loans, floating rate (1)	35	$398,562	LIBOR plus 1.50% to LIBOR plus 4.50%	May 2010 to February 2017
Whole loans, fixed rate (1)	4	58,816	6.98% to 10.00%	June 2011 to August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2010 to October 2010
B notes, fixed rate	3	54,821	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	124,048	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2010 to January 2013
Mezzanine loans, fixed rate	5	58,634	8.14% to 11.00%	May 2010 to September 2016
Total (2)	60	$721,381

December 31, 2009:
Whole loans, floating rate (1)	32	$403,890	LIBOR plus 1.50% to LIBOR plus 4.40%	May 2010 to February 2017
Whole loans, fixed rate (1)	6	80,305	6.98% to 10.00%	May 2010 to August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2010 to October 2010
B notes, fixed rate	3	54,977	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	124,048	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2010 to January 2013
Mezzanine loans, fixed rate	5	58,638	8.14% to 11.00%	May 2010 to September 2016
Total (2)	59	$748,358

(1)
Whole loans had $5.6 million and $5.6 million in unfunded loan commitments as of March 31, 2010 unchanged from December 31, 2009.  These commitments are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $26.0 million and $29.3 million recorded as of March 31, 2010 and December 31, 2009, respectively.

(3)	Excludes one floating rate whole loan which matured in July 2009 and is in foreclosure.

The following table shows the changes in the allowance for loan loss (in thousands):

Allowance for loan loss at January 1, 2010	$47,122
Allowance charged to expense	15,285
Loans charged-off	(24,534)
Recoveries	−
Allowance for loan loss at March 31, 2010	$37,873

As of March 31, 2010, the Company had recorded an allowance for loan losses of $37.9 million consisting of a $11.9 million allowance on the Company’s bank loan portfolio and a $26.0 million allowance on the Company’s commercial real estate portfolio as a result of the Company deeming five bank loans and eight commercial real estate loans impaired as well as the establishment of a general reserve on these portfolios.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 5 – LOANS HELD FOR INVESTMENT – (Continued)

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

NOTE 6 –DIRECT FINANCING LEASES AND NOTES

The Company’s direct financing leases and notes have weighted average initial lease and note terms of 54 months and 65 months as of March 31, 2010 and December 31, 2009, respectively.  The interest rates on notes receivable range from 8.8% to 14.0% and from 8.0% to 15.0% as of March 31, 2010 and December 31, 2009, respectively.  Investments in direct financing leases and notes, net of unearned income, were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Direct financing leases, net of unearned income	$4,915	$1,397
Operating leases	384	−
Notes receivable	5,676	670
Subtotal	10,975	2,067
Allowance for lease losses	(650)	(1,140)
Total	$10,325	$927

The components of net investment in direct financing leases are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Total future minimum lease payments	$5,616	$1,610
Unguaranteed residual	160	−
Unearned income	(861)	(213)
Total	$4,915	$1,397

The components of net investment in operating leases are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Investment in operating leases	$486	$	−
Accumulated depreciation	(102)		−
Total	$384	$	−

The Company evaluates the adequacy of the allowance for credit losses in commercial finance based upon, among other factors, management’s historical experience with the commercial finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases and loans, the Company performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  As a result, the Company had recorded a provision for lease losses of $86,000.  The Company also recorded a charge-off to the general reserve of $581,000 during the three months ended March 31, 2010 and recorded provisions of $86,000 to bring the total general reserve to $650,000 at March 31, 2010.  At December 31, 2009, the Company had recorded an allowance for lease losses of $1.1 million.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 6 –DIRECT FINANCING LEASES AND NOTES - (Continued)

       The following table shows the changes in the allowance for lease loss (in thousands):

Allowance for lease loss at January 1, 2010	$1,140
Provision for lease loss	86
Leases charged-off	(581)
Recoveries	5
Allowance for lease loss at March 31, 2010	$650

NOTE 7 – BORROWINGS

The Company has financed the acquisition of its investments, including securities available-for-sale, loans and equipment leases and notes, primarily through the use of secured and unsecured borrowings in the form of CDOs, repurchase agreements, a secured term facility, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.  Certain information with respect to the Company’s borrowings at March 31, 2010 and December 31, 2009 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
March 31, 2010:
RREF CDO 2006-1 Senior Notes (1)	$220,656	1.17%	36.4 years	$249,998
RREF CDO 2007-1 Senior Notes (2)	346,637	0.80%	36.5 years	445,392
Apidos CDO I Senior Notes (3)	319,264	0.83%	7.3 years	307,955
Apidos CDO III Senior Notes (4)	260,289	0.71%	10.2 years	247,170
Apidos Cinco CDO Senior Notes (5)	318,936	0.76%	10.1 years	313,894
Unsecured Junior Subordinated Debentures (6)	51,548	6.22%	26.4 years	−
Total	$1,517,330	1.02%	20.0 years	$1,564,409

December 31, 2009:
RREF CDO 2006-1 Senior Notes (1)	$240,227	1.11%	36.6 years	$267,153
RREF CDO 2007-1 Senior Notes (2)	346,673	0.81%	36.8 years	435,225
Apidos CDO I Senior Notes (3)	319,103	0.86%	7.6 years	290,578
Apidos CDO III Senior Notes (4)	260,158	0.71%	10.5 years	237,499
Apidos Cinco CDO Senior Notes (5)	318,791	0.78%	10.4 years	299,874
Unsecured Junior Subordinated Debentures (6)	51,548	6.19%	26.7 years	−
Total	$1,536,500	1.02%	20.4 years	$1,530,329

(1)
Amount represents principal outstanding of $223.5 million and $243.5 million less unamortized issuance costs of $2.9 million and $3.3 million as of March 31, 2010 and December 31, 2009, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $351.0 million less unamortized issuance costs of $4.4 million as of March 31, 2010 and principal outstanding of $351.2 million less unamortized issuance costs of $4.6 million as of December 31, 2009.  This CDO transaction closed in June 2007.

(3)
Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $2.2 million as of March 31, 2010 and $2.4 million as of December 31, 2009.  The CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $2.2 million as of March 31, 2010 and $2.3 million as of December 31, 2009.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $3.1 million as of March 31, 2010 and $3.3 million as of December 31, 2009.  This CDO transaction closed in May 2007.

(6)	Amount represents junior subordinated debentures issued to Resource Capital Trust I and RCC Trust II in May 2006 and September 2006, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 7 – BORROWINGS − (Continued)

Collateralized Debt Obligations

Resource Real Estate Funding CDO 2007-1

During the three months ended March 31, 2010, the Company repurchased $250,000 of the Class J note in RREF CDO 2007-1 at a weighted average price of 9.00% to par which resulted in a $228,000 gain, reported as a gain on the extinguishment of debt in the consolidated statements of operations.  During the year ended December 31, 2009, the Company repurchased $33.5 million of the Class E, F, G and J notes in RREF CDO 2007-1 at a weighted average price of 25.66% to par which resulted in a $24.9 million gain, reported as a gain on the extinguishment of debt in the consolidated statements of operations.

Resource Real Estate Funding CDO 2006-1

During the three months ended March 31, 2010, the Company repurchased $20.0 million of the Class A-1 note in RREF CDO 2006-1 at a weighted average price of 68.0% to par which resulted in a $6.4 million gain, reported as a gain on the extinguishment of debt in the consolidated statements of operations.  During the year ended December 31, 2009, the Company repurchased $22.0 million of the Class D, E, and F notes in RREF CDO 2006-1 at a weighted average price of 10.80% to par which resulted in a $19.6 million gain, reported as a gain on the extinguishment of debt in its consolidated statements of operations.

NOTE 8 – SHARE ISSUANCE AND REPURCHASE

Under a dividend reinvestment plan authorized by the board of directors on June 12, 2008, the Company was authorized to issue up to 5.5 million shares of common stock.  During the three months ended March 31, 2010, the Company issued 3.1 million shares of common stock through this plan at a weighted-average share price of $5.91 per share and received proceeds of $18.0 million (net of costs).  Including 1.9 million shares of common stock issued in 2009, through March 31, 2010, the Company has issued an aggregate of 5.0 million shares through this plan.

On March 22, 2010, the Company filed a prospectus to issue up to 8.0 million shares through an updated dividend reinvestment plan with similar terms, including the unused 500,000 shares under the previous plan, which are incorporated into the new plan.  The new plan became effective on April 7, 2010.

Under a share repurchase plan authorized by the board of directors on July 26, 2007, the Company is authorized to repurchase up to 2.5 million of its outstanding common shares.  No shares were repurchased during the three months ended March 31, 2010.  The Company has repurchased a total of 1,663,000 shares under this program as of March 31, 2010.

NOTE 9 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2009	52,632	384,687	437,319
Issued	16,939	315,905	332,844
Vested	(52,632)	(150,956)	(203,588)
Forfeited	−	−	−
Unvested shares as of March 31, 2010	16,939	549,636	566,575

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 9 – SHARE-BASED COMPENSATION – (Continued)

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the three months ended March 31, 2020 and 2009, including shares issued to the five non-employee directors, was $1.8 million and $624,000, respectively.

On January 14, 2010, the Company issued 173,404 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on January 22, 2011.  The balance will vest annually thereafter through January 22, 2013.

On February 1, 2010 and March 8, 2010, the Company granted 4,083 and 12,856 shares of restricted stock, respectively, under its 2005 Stock Incentive Plan and 2007 Omnibus Equity Compensation Plan, respectively, to the Company’s non-employee directors as part of their annual compensation.  These shares vest in full on the first anniversary of the date of grant.

On February 10, 2010, the Company issued 142,501 shares of restricted common stock under its 2005 Stock Incentive Plan and 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on February 10, 2011.  The balance will vest annually thereafter through February 10, 2013.

The following table summarizes stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2010	607,666	$14.99
Granted	−	−
Exercised	−	−
Forfeited	(5,000)	15.00
Outstanding as of March 31, 2010	602,666	$14.99	5	$1,006
Exercisable at March 31, 2010	582,666	$15.00	5	$951

The stock options have a remaining contractual term of five years.  Upon exercise of options, new shares are issued.

The following table summarizes the status of the Company’s unvested stock options as of March 31, 2010:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	21,666	$14.88
Granted	−	−
Vested	(1,666)	$18.37
Forfeited	−	−
Unvested at March 31, 2010	20,000	$14.59

The weighted average period the Company expects to recognize the remaining expense on the unvested stock options is approximately one year.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 9 – SHARE-BASED COMPENSATION – (Continued)

The following table summarizes the status of the Company’s vested stock options as of March 31, 2010:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2010	586,000	$14.99
Vested	1,666	$18.37
Exercised	−	−
Forfeited	(5,000)	$15.00
Vested as of March 31, 2010	582,666	$15.00	5	$ 951

The stock option transactions are valued using the Black-Scholes model using the following assumptions:

As of March 31,
2010
Expected life	7 years
Discount rate	3.40%
Volatility	112.34%
Dividend yield	15.08%

The estimated fair value of each option granted for the three months ended March 31, 2010 and the year ended December 31, 2009 was $1.632 and $0.897, respectively.  For the three months ended March 31, 2010 and 2009, the components of equity compensation expense were as follows (in thousands):

	Three Month Ended March 31,
	2010	2009
Options granted to Manager and non-employees	$20	$(1)
Restricted shares granted to Manager and non-employees	676	61
Restricted shares granted to non-employee directors	28	28
Total equity compensation expense	$724	$88

During the three months ended March 31, 2010 and 2009, the Manager received 73,815 and 26,097 shares as incentive compensation valued at $1.5 million and $98,000, respectively pursuant to the Management Agreement.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of March 31, 2010.  All awards are discretionary in nature and subject to approval by the compensation committee.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 10 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2010	2009
Basic:
Net income (loss)	$1,406	$(12,152)
Weighted average number of shares outstanding	37,987,192	24,467,408
Basic net income (loss) per share	$0.04	$(0.50)

Diluted:
Net income (loss)	$1,406	$(12,152)
Weighted average number of shares outstanding	37,987,192	24,467,408
Additional shares due to assumed conversion of dilutive instruments	163,413	−
Adjusted weighted-average number of common shares outstanding	38,150,605	24,467,408
Diluted net income (loss) per share	$0.04	$(0.50)

Potentially dilutive shares relating to 163,413 and 242,464 shares of restricted stock are not included in the calculation of diluted net loss per share for the three months ended March 31, 2010 and 2009, respectively, because the effect was anti-dilutive.

NOTE 11 – RELATED PARTY TRANSACTIONS

Relationship with Resource America and Certain of its Subsidiaries

At March 31, 2010, Resource America owned 2,265,824 shares, or 5.7%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.

The Company is managed by the Manager pursuant to the management agreement that provides for both base and incentive management fees.  For the three months ended March 31, 2010 and 2009, the Manager earned base management fees of approximately $1.2 million and $1.0 million, respectively.  The Company also reimburses the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  On October 16, 2009, the Company entered into an amendment to the management agreement.  Pursuant to the amendment, the Manager must provide the Company with a Chief Financial Officer and three accounting professionals, each of whom will be exclusively dedicated to the operations of the Company.  The Manager must also provide the Company with a director of investor relations who will be 50% dedicated to the Company’s operations.  The Company will bear the expense of the wages, salaries and benefits of the Chief Financial Officer and three accounting professionals and 50% of the salary and benefits of the director of investor relations.  For the three months ended March 31, 2010 and 2009, the Company paid the Manager $440,000 and $146,000, respectively, as expense reimbursements.

At March 31, 2010, the Company was indebted to the Manager for base management fees of $402,000 and for the reimbursement of expenses of $276,000.  At December 31, 2009, the Company was indebted to the Manager for base management fees of $371,000, incentive management fees of $1.5 million and expense reimbursements of $129,000.  These amounts are included in accounts payable and other liabilities.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with Resource America and Certain of its Subsidiaries – (Continued)

The Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company’s interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly owned properties and the properties underlying the mortgage loans to enhance their value.  The Company acquired the membership interests for $2.1 million.  The agreement requires the Company to contribute 3% of the total funding required for each asset acquisition on a monthly basis.  The investment balance of $2.5 million and $2.1 million at March 31, 2010 and December 31, 2009, respectively, is recorded as an investment in unconsolidated entities on the Company’s consolidated balance sheet.

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

On March 5, 2010, the Company entered into a Promissory Note with Lease Equity Appreciation Fund II, L.P. (“LEAF II”), that allows for an $8.0 million facility, of which all $8.0 million was funded by March 31, 2010, for a one year term at 12% payable quarterly, with a 1% loan origination fee and 20% amortization, which is secured by the all assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding, LLC.  The loan is to be fully repaid by March 3, 2011.

Relationship with LEAF

LEAF Financial Corp. (“LEAF”), a majority-owned subsidiary of Resource America, originates and manages equipment leases and notes on the Company’s behalf.  The Company purchases its equipment leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs.  For the three months ended March 31, 2010, the Company had acquired $10.2 million of equipment lease and note investments from LEAF, including $102,000 of origination cost reimbursements.  In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s equipment leases and notes.  At March 31, 2010 and December 31, 2009, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of $9,000 and $8,000, respectively.  LEAF servicing fees for the three months ended March 31, 2010 and 2009 were $18,000 and $253,000, respectively.

During the three months ended March 31, 2010, the Company sold two equipment notes back to LEAF at a price equal to their book value.  The total proceeds received on the sale of the outstanding notes receivable were $140,000.  During three months ended March 31, 2009, the Company sold two equipment notes back to LEAF at a price equal to their book value.  The total proceeds received on the sale of the outstanding notes receivable were $822,000.

Relationship with Resource Real Estate

Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At March 31, 2010 and December 31, 2009, the Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with Law Firm

Until 1996, director Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  For the three months ended March 31, 2010 and 2009, the Company paid Ledgewood approximately $24,000 and $15,000, respectively, for legal services.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood.

NOTE 12 – DISTRIBUTIONS

In order to qualify as a REIT, the Company must currently distribute at least 90% of its taxable income.  In addition, the Company must distribute 100% of its taxable income in order not to be subject to corporate federal income taxes on retained income.  The Company anticipates it will distribute substantially all of its taxable income to its stockholders.  Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as provisions for loan and lease losses and depreciation), in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow to make sufficient distribution payments.

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

On March 18, 2010, the Company declared a quarterly distribution of $0.25 per share of common stock, $10.1 million in the aggregate, which was paid on April 27, 2010 to stockholders of record on March 31, 2010.

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
MARCH 31, 2010
(Unaudited)

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

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

The Company classifies all of its investment securities as available-for-sale and reports them at fair value which, for the Company’s positions purchased in the three months ended March 31, 2010, is based on dealer quotes due to their higher ratings and more active markets and, for the Company’s positions purchased prior to the three months ended March 31, 2010, is based on taking a weighted average of the following three measures:

•	an income approach utilizing an appropriate current risk-adjusted yield, time value and projected estimated losses from default assumptions based on analysis of underlying loan performance;

•	quotes on similar-vintage, higher rate, more actively traded CMBS adjusted as appropriate for the lower subordination level of the Company’s securities; and

•	dealer quotes on the Company’s securities for which there is not an active market.

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

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1		Level 2		Level 3		Total
Assets:
Investment securities available-for-sale	$	−	$	−		$51,324	$51,324
Total assets at fair value	$	−	$	−		$51,324	$51,324
Liabilities:
Derivatives (net)	$	−		$13,267	$	−	$13,267
Total liabilities at fair value	$	−		$13,267	$	−	$13,267

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2010	$44,542
Total gains or losses (realized/unrealized):
Included in earnings	1,080
Purchases	4,978
Unrealized gains – included in accumulated other comprehensive income	724
Ending balance, March 31, 2010	$51,324

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The Company did not have any losses included in earnings due to the other-than-temporary impairment charges during the three months ended March 31, 2010.

Loans held for sale consist of bank loans identified for sale due to credit issues.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of loans held for sale and impaired loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies loans held for sale and impaired loans as recurring Level 2.  The amount of the adjustment for fair value for loans held for sale for the three months ended March 31, 2010 was $14,818 and is included in the consolidated statement of operations as realized losses on loans and investments.  For loans where there is no market, the loans are measured using cash flows and other valuation techniques and these loans are classified as nonrecurring Level 3.  The amount of nonrecurring fair value losses for impaired loans for the three months ended March 31, 2010 was $15.1 million and is included in the consolidated statement of operations as provision for loan and lease loss.

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1		Level 2	Level 3		Total
Assets:
Loans held for sale	$	−	$2,376	$	−	$2,376
Impaired loans		−	8,606		88,651	97,257
Total assets at fair value	$	−	$10,982		$88,651	$99,633

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

	Fair Value of Financial Instruments
	(in thousands)
	March 31, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Investment securities held-to-maturity	$31,559	$23,189	$31,401	$21,320
Loans held-for-investment	$1,555,593	$1,538,290	$1,558,687	$1,515,626
CDO notes	$1,465,782	$862,106	$1,484,952	$857,262
Junior subordinated notes	$51,548	$18,042	$51,548	$18,042

NOTE 14 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

At March 31, 2010, the Company had 11 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.16% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $195.5 million at March 31, 2010.  In addition, the Company also has one interest rate cap agreement with a notional of $14.8 million outstanding whereby it reduced its exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through the consolidated statement of operations.

At December 31, 2009, the Company had 13 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.18% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $217.9 million at December 31, 2009.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 14 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS – (Continued)

The estimated fair value of the Company’s interest rate swaps was ($13.3) million and ($12.8) million as of March 31, 2010 and December 31, 2009, respectively.  The Company had aggregate unrealized losses of $14.9 million and $14.6 million on the interest rate swap agreements as of March 31, 2010 and December 31, 2009, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the life of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the life of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the life of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the life of the terminated swap and the amortization is reflected in interest expense in the Company’s consolidated statements of operations.

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2010 and on the consolidated statement of operations for the three months ended March 31, 2010:

Fair Value of Derivative Instruments as of March 31, 2010 (in thousands)
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap agreement	$14,841	Derivatives, at fair value	$10

Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	$195,459	Derivatives, at fair value	$(13,277)
		Accumulated other comprehensive loss	$13,277

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2010 (in thousands)
	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap agreement	$14,841	Interest expense	$36

(1)	Negative values indicate a decrease to the associated balance sheet or consolidated statement of operations line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2010
(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the unaudited consolidated financial statements, other than listed below.

On April 7, 2010, the Company, as borrower, entered into a Loan and Security Agreement with Resource TRS, as guarantor, The Bancorp Bank, as lender, and LEAF Financial Corporation, as collateral servicer.  The loan, in the principal amount of $6.5 million with a fixed rate of 6.0% and a loan fee of 1.0%, matures in 30 months, is secured by small business equipment leases serviced by LEAF Financial Corporation, and was made in the ordinary course of the bank’s business on the same terms as those prevailing for comparable transactions with other lenders.  Our President is the brother of the Chairman of the Board and son of the Chief Executive Officer of the bank’s parent, The Bancorp, Inc.  One of our directors is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of Bancorp.  One of our directors also serves as a director of Bancorp, and an additional Bancorp director serves as a director of Resource America.  All of the directors with related interests in the loan did not vote or participate in any way in the loan approval.

On April 12, 2010, the Company repurchased $26.6 million of debt issued by RREF CDO 2006-1.

The Company received $9.0 million in proceeds related to the issuance of 1,318,524 shares of common stock on the Company’s dividend reinvestment plan during April 2010.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward looking statements.  Please see “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of certain risks, uncertainties and assumptions associated with those statements.

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

We are externally managed by Resource Capital Manager, Inc., a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ-GS: REXI), or Resource America, a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for its own account and for outside investors in the commercial finance, real estate, and financial fund management sectors.  As of March 31, 2010, Resource America managed approximately $13.1 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, senior interest in first mortgage loans, or A notes, junior interests in first mortgage loans, or B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, payments on equipment leases and notes and other asset-backed securities, or ABS.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments comprises a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loans, CMBS, equipment leases and notes and other ABS, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as a long-term financing source.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as a long-term financing source.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

Ongoing problems in real estate and credit markets continue to impact our operations, particularly our ability to generate capital and financing to execute our investment strategies.  These problems have also affected a number of our commercial real estate borrowers and, with respect to 31 of our commercial real estate, or CRE, loans, caused us to enter into loan modifications.  We have increased our provision for loan and lease losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of the CMBS and other ABS in our investment portfolio.  While we believe we have appropriately valued the assets in our investment portfolio at March 31, 2010, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.

The events occurring in the credit markets have impacted our financing and investing strategies and, as a result, our ability to originate new investments and to grow.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio has largely disappeared.  Since our sponsorship in June 2007 of Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, we have not sponsored any new securitizations and we do not expect to be able to sponsor new securitizations for the foreseeable future.  Short-term financing through warehouse lines of credit and repurchase agreements had been largely unavailable and unreliable as increasing volatility in the valuation of assets similar to those we originate had increased the risk of margin calls.  However, we now see signs of the CRE term financing market opening and have seen the bank loan financing market open in 2010.

(Back to Index)

(Back to Index)

Credit market conditions and the recessionary economy have also resulted in an increasing number of loan modifications, particularly in our commercial real estate loans.  Borrowers have experienced deterioration in the performance of the properties we have financed or delays in implementing their business plans.  In order to assist our borrowers in effectuating their business plans, including the leasing and repositioning of the underlying assets, we have been willing to enter into loan modifications that would adapt our financing to their particular situations.  The most common loan modifications have included term extensions and modest interest rate reductions through the lowering of London Interbank Offered Rate, or LIBOR, floors, offset by increased interest rate spreads over LIBOR.  In exchange for the loan modifications, we have received partial principal paydowns, new equity investment commitments in the properties from the borrowers or their principals, additional fees and other structural improvements and enhancements to the loans.  Since the beginning of 2008 through March 31, 2010, we have modified 31 CRE loans.  Management determined that seven of these modifications were due to financial distress of the borrowers and accordingly, qualified as troubled debt restructurings.  We expect that we may have more CRE loan modifications in the future.

Currently, we seek to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations.  The following is a summary of repayments we received during the three months ended March 31, 2010:

•	$17.1 million of commercial real estate loan principal repayments;

•	$38.5 million of bank loan principal repayments; and

•	$18.0 million of bank loan sale proceeds.

We have used recycled capital in our CRE CDO and bank loan CLO structures to make new investments at discounts to par.  This reinvested capital and the related discount will produce additional income as the discount is accreted through interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CDO and CLO structures since we receive credit in these structures for these investments at par.  During 2010 and 2009, we purchased CMBS with a combined par value of $59.4 million with a discount to par of 45.9% and bank loans of $358.9 million with a discount to par of 11.1%.  From the net discounts of approximately $27.3 million and $40.0 million, we expect to recognize income from accretion of these discounts of approximately $4.6 million and $8.6 million in our CMBS and bank loan portfolio, respectively, through 2010.

As of March 31, 2010, we had no outstanding repurchase agreements.

We expect to continue to generate net investment income from our current investment portfolio and generate dividends for our shareholders.

As of March 31, 2010, we had invested 74.6% of our portfolio in CRE assets, 22.5% in commercial bank loans and 2.9% in direct financing leases and notes.  As of December 31, 2009, we had invested 76.4% of our portfolio in CRE assets, 23.2% in commercial bank loans and 0.4% in direct financing leases and notes.  We invested $10.3 million in direct financing leases and notes during the March 2010 period and subsequent to quarter end obtained financing for this investment.  Therefore, the shift in equity allocation from December 31, 2009 to March 31, 2010 is a temporary one as we expect the equity allocation to move back toward the December 31, 2009 percentages after giving effect to the financing transaction on our equipment leasing portfolio.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the provision for credit losses, recovery of deferred tax assets, fair value of investment securities, potential impairment of intangible assets and goodwill, guarantees and certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, see the discussion of our Annual Report on Form 10-K for the year ended December 31, 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations − Critical Accounting Policies and Estimates.”

(Back to Index)

(Back to Index)

Results of Operations − Three Months Ended March 31, 2010 as compared to Three Months Ended March 31, 2009

Our net income for the three months ended March 31, 2010 was $1.4 million, or $0.04 per share (basic and diluted), as compared to a net loss of $12.2 million, or ($0.50) per share (basic and diluted), for the three months ended March 31, 2009.

Interest Income

The following table sets forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):
	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
		Weighted Average			Weighted Average
	Interest Income	Yield (1)	Balance	Interest Income	Yield (1)	Balance
Interest income:
Interest income from loans:
Bank loans	$9,721	4.27%	$907,934	$8,897	3.83%	$927,891
Commercial real estate loans	8,546	4.71%	$727,131	13,723	6.83%	$801,373
Total interest income from loans	18,267			22,620
Interest income from securities:
CMBS-private placement	2,534	7.53%	$131,247	882	4.76%	$74,138
Securities held-to-maturity	337	3.75%	$35,945	540	6.83%	$29,710
Other ABS	3	N/A	N/A	−	N/A	N/A
Total interest income from securities available-for-sale	2,874			1,422
Leasing	235	10.50%	$9,164	2,233	8.70%	$99,213
Interest income – other:
Temporary investment in over-night repurchase agreements	197	N/A	N/A	347	N/A	N/A
Total interest income − other	197			347
Total interest income	$21,573			$26,622

(1)	Certain one-time items reflected in interest income have been excluded in calculating the weighted average rate, since they are not indicative of expected future results.

Aggregate interest income decreased $5.0 million (19%) to $21.6 million for the three months ended March 31, 2010 from $26.6 million for the three months ended March 31, 2009.  We attribute this decrease to the following:

Interest Income from Loans

Aggregate interest income from loans decreased $4.4 million (19%) to $18.3 million for the three months ended March 31, 2010 from $22.6 million for the three months ended March 31, 2009.

Commercial real estate loans produced $8.5 million of interest income for the three months ended March 31, 2010 as compared to $13.7 million for the three months ended March 31, 2009, a decrease of $5.2 million (38%).  This decrease is a result of the following:

•
a decrease in the weighted average balance of $74.3 million on our commercial real estate loans to $727.1 million for the three months ended March 31, 2010 from $801.4 million for the three months ended March 31, 2009 primarily as a result of payoffs and paydowns; and

•
a decrease in the weighted average rate to 4.71% for the three months ended March 31, 2010 from 6.83% for the three months ended March 31, 2009, primarily due to decreases in LIBOR floors, which is a reference index for the rates payable on these loans, from loan modifications during 2009 and 2010.  Management determined that seven of these modifications were due to financial distress of the borrowers and, accordingly, qualified as troubled debt restructurings.  To summarize the impact of modifications on the weighted average rate at March 31, 2010, we have $189.6 million of loans with a weighted average LIBOR floor of 2.24% as compared to $382.1 million of loans with a weighted average LIBOR floor of 4.73% at March 31, 2009.

(Back to Index)

(Back to Index)

This decrease in interest income on loans was partially offset by the following:

Bank loans generated $9.7 million of interest income for the three months ended March 31, 2010 as compared to $8.9 million for the three months ended March 31, 2009, an increase of $824,000 (9%).  This increase was primarily the result of an increase in accretion income of $2.0 million to $2.9 million for the three months ended March 31, 2010 from $888,000 for the three months ended March 31, 2009.  The increase in accretion income is a result of the purchase of $73.4 million of bank loans at discounts and the accretion of those discounts into income.  These discounted loan purchases are made as we invest the proceeds from the loan payoffs from our borrowers and from the loans we have sold, typically for credit reasons.

This increase in bank loan accretion income was partially offset by the following:

•	a decrease in the weighted average balance on these loans of $20.0 million to $907.9 million for the three months ended March 31, 2010 from $927.9 million for the three months ended March 31, 2009.

•
a decrease in the weighted average rate earned by our bank loans to 4.27% for the three months ended March 31, 2010 from 3.83% for the three months ended March 31, 2009.  This was principally a result of the decrease in LIBOR which is a reference index for the rates payable on these loans.

Interest Income from Securities

Aggregate interest income from securities increased $1.5 million (102%) to $2.9 million for the three months ended March 31, 2010, from $1.4 million for the three months ended March 31, 2009.  The increase in interest income from securities available-for-sale resulted principally from the following:

CMBS-private placement increased $1.7 million (187%) to $2.5 million for the three months ended March 31, 2010 as compared to $882,000 for the three months ended March 31, 2009.  The increase is primarily attributed to the following:

•
an increase in the weighted average balance of assets of $57.1 million to $131.2 million for the three months ended March 31, 2010 from $74.1 million for the three months ended March 31, 2009 primarily as a result of the purchase of $7.7 million par value of assets during the three months ended March 31, 2010 and $54.8 million par value of assets during the last two quarters of the year ended December 31, 2009; and

•
an increase in the weighted average yield to 7.53% for the three months ended March 31, 2010 from 4.76% for the three months ended March 31, 2009 primarily as a result of the increase in accretion income from securities purchased at discounts.

Securities held-to-maturity decreased $203,000 (38%) to $337,000 for the three months ended March 31, 2010 from $540,000 for the three months ended March 31, 2009.  This decrease is primarily attributed to the following:

•
a decrease in the weighted average rate earned by these securities to 2.38% for the three months ended March 31, 2010 from 6.83% for the three months ended March 31, 2009.  This was principally a result of the decrease in LIBOR which is a reference index for the rates payable on these securities.

Interest Income − Leasing

Our equipment leasing portfolio generated $235,000 of interest income for the three months ended March 31, 2010 as compared to $2.2 million for the three months ended March 31, 2009, a decrease of $2.0 million (89%).  This decrease is primarily the result of our sale of the majority of the leasing portfolio, at par, as of June 30, 2009.  This decrease was partially offset by the addition of a $10.2 million pool of leases during the three months ended March 31, 2010.

Interest Income − Other

Aggregate interest income-other decreased $150,000 (43%) to $197,000 for the three months ended March 31, 2010 as compared to $347,000 for the three months ended March 31, 2009.  This decrease in interest income-other resulted principally from lower rates earned on our overnight repurchase agreements on our temporary investments.

(Back to Index)

(Back to Index)

Interest Expense

The following table sets forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$2,193	0.97%	$906,000	$5,719	2.53%	$906,000
Commercial real estate loans	2,113	1.43%	$587,314	2,625	1.55%	$667,521
Leasing	−	N/A	N/A	830	3.58%	$92,521
General	3,631	5.57%	$256,048	4,703	4.90%	$372,689
Total interest expense	$7,937			$13,877

        Aggregate interest expense decreased $6.0 million (43%) to $7.9 million for the three months ended March 31, 2010 from $13.9 million for the three months ended March 31, 2009.  We attribute this decrease to the following:

Interest expense on bank loans was $2.2 million for the three months ended March 31, 2010 as compared to $5.7 million for the three months ended March 31, 2009, a decrease of $3.5 million (62%).  This decrease resulted primarily from a decrease in the weighted average yield on this debt to 0.97% for the three months ended March 31, 2010 from 2.53% for the three months ended March 31, 2009 as a result of the decrease in LIBOR which is a reference index for the rates payable on most of these notes.

Interest expense on commercial real estate loans was $2.1 million for the three months ended March 31, 2010 as compared to $2.6 million for the three months ended March 31, 2009, a decrease of $512,000 million (20%).  This decrease resulted primarily from a decrease in the weighted average yield on our financings to 1.43% for the three months ended March 31, 2010 as compared to 1.55% for the three months ended March 31, 2009 primarily due to the decrease in LIBOR which is a reference index for the rates payable on a vast majority of these borrowings.

Interest expense on our equipment leasing portfolio was $0 for the three months ended March 31, 2010 as compared to $830,000 for the three months ended March 31, 2009, a decrease of $830,000 (100%).  The decrease is the result of the sale of most of the leasing portfolio and the simultaneous transfer of all of the related debt to Resource America who purchased the leases, at par, as of June 30, 2009.

General interest expense was $3.6 million for the three months ended March 31, 2010 as compared to $4.7 million for the three months ended March 31, 2009, a decrease of $1.1 million (23%).  This decrease resulted primarily from the sale of our leasing portfolio, at par, as of June 30, 2009, as well as the transfer of the related hedges.

Non-Investment Expenses

The following table sets forth information relating to our non-investment expenses incurred for the periods presented (in thousands):
	Three Months Ended March 31,
	2010	2009
Non-investment expenses:
Management fees – related party	$1,152	$1,001
Equity compensation − related party	724	88
Professional services	819	964
Insurance	212	172
General and administrative	645	405
Income tax expense (benefit)	105	(45)
Total non-investment expenses	$3,657	$2,585

(Back to Index)

(Back to Index)

Management fee – related party increased $151,000 (15%) to $1.2 million for the three months ended March 31, 2010 as compared to $1.0 million for the three months ended March 31, 2009.  This amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement.  This increase was due to increased stockholders’ equity, a component in the formula by which base management fees are calculated, principally due to the receipt of $43.4 million of net proceeds from our common stock offering completed in December 2009 and from the receipt of $18.0 million of net proceeds we received from the sales of common stock through our Dividend Reinvestment Plan, or DRIP.  There was no incentive management fee earned for the three months ended March 31, 2010 and March 31, 2009.

Equity compensation – related party increased $636,000 (723%) to $724,000 for the three months ended March 31, 2010 as compared to $88,000 for the three months ended March 31, 2009.  This expense relates to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America who provided investment management services to us through our Manager.  The increase in expense was primarily the result of an increase in our stock price and its impact on our quarterly remeasurement of unvested stock and options as well as issuances of new grants during the year.

Professional services decreased $145,000 (15%) to $819,000 for the three months ended March 31, 2010 as compared to $964,000 for the three months ended March 31, 2009 primarily due to a decrease of $235,000 in lease servicing expense as a result of the sale of the majority of the leasing portfolio.  This decrease was offset by an increase of $102,000 in legal fees for compliance work performed.

General and administrative expense increased $240,000 (59%) to $645,000 for the three months ended March 31, 2010 as compared to $405,000 for the three months ended March 31, 2009.  This increase is related to an agreement that we will reimburse Resource America for the wages, salary and benefits of our Chief Financial Officer, three accounting professionals and 50% of the salary and benefits of a director of investor relations, beginning in October 2009.

Income tax expense (benefit) increased $150,000 (333%) to an expense of $105,000 for the three months ended March 31, 2010 from a benefit of $45,000 for the three months ended March 31, 2009 as a result of a corresponding increase in pre-tax income of Resource TRS, Inc., our domestic taxable REIT subsidiary.

Other (Expense)/Income

The following table sets forth information relating to our other (expense) income incurred for the periods presented (in thousands):

	Three Months Ended March 31,
	2010		2009
Impairment losses on investment securities	$	−	$(5,620)
Recognized in other comprehensive loss		−	−
Net impairment losses recognized in earnings		−	(5,620)
Net realized losses on loans and investments		146	237
Provision for loan and lease losses		(15,371)	(16,951)
Gain on the extinguishment of debt		6,628	−
Other income		24	22
Total		$(8,573)	$(22,312)

Net impairment losses recognized in earnings were $5.6 million during the three months ended March 31, 2009 due to the other-than-temporary impairment charge on one of our other ABS positions.  There was no such impairment during the three months ended March 31, 2010.

Our provision for loan and lease losses decreased $1.6 million (9%) to $15.4 million for the three months ended March 31, 2010 as compared to $17.0 million for the three months ended March 31, 2009.  The provision for the three months ended March 31, 2010 consisted of a provision of $15.5 million in our CRE loan portfolio, a $0.1 million provision on our direct financing leases and notes offset by a reduction in the provision for our bank loan portfolio of $0.2 million.  The provision for the three months ended March 31, 2009 consisted of an $11.9 million provision on our bank loan portfolio, a $5.0 million provision on our CRE portfolio and a $160,000 provision on our direct financing leases and notes.  The principal reason for the decrease from the 2009 period was the significant improvement in market conditions on our bank loan portfolio.  The improvement in bank loan conditions was offset by a $13.4 million allowance taken on a large position in our CRE portfolio and allowances on other CRE loans of $2.1 million.

(Back to Index)

(Back to Index)

Gain on the extinguishment of debt was $6.6 million for the three months ended March 31, 2010 and is due to the buyback of a portion of the debt issued by RREF 2006-1 and RREF 2007-1 during the period.  The notes, issued at par, were bought back as an investment by us at a weighted average price of 67.3%.  The related deferred debt issuance costs were immaterial.  There was no such transaction in the three months ended March 31, 2009.

Financial Condition

Summary.  Our total assets at March 31, 2010 were $1.8 billion unchanged from December 31, 2009.  As of March 31, 2010, we held $27.7 million of unrestricted cash and cash equivalents.

Investment Portfolio.  The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of March 31, 2010 and December 31, 2009, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

(Back to Index)

(Back to Index)

	Amortized cost (3)	Dollar price	Net carrying amount		Dollar price	Net carrying amount less amortized cost	Dollar price
March 31, 2010
Floating rate
CMBS-private placement	$32,043	100.00%	$10,322		32.21%	$(21,721)	-67.79%
Other ABS	24	0.29%	24		0.29%	−	−%
B notes (1)	26,500	100.00%	26,298		99.24%	(202)	-0.76%
Mezzanine loans (1)	124,048	100.00%	123,101		99.24%	(947)	-0.76%
Whole loans (1)	410,657	99.98%	407,387		99.18%	(3,270)	-0.80%
Bank loans	872,085	96.69%	843,454	(2)	93.51%	(28,631)	-3.18%
Bank loans held for sale (3)	2,376	88.99%	2,376		88.99%	−	−%
ABS held-to-maturity (4)	31,559	89.06%	23,189		65.44%	(8,370)	-23.62%
Total floating rate	1,499,292	97.25%	1,436,151		93.15%	(63,141)	-4.10%
Fixed rate
CMBS – private placement	66,125	65.16%	40,978		40.38%	(25,147)	-24.78%
B notes (1)	54,820	100.03%	54,402		99.27%	(418)	-0.76%
Mezzanine loans (1)	58,634	100.27%	51,788		88.56%	(6,846)	-11.71%
Whole loans (1)	46,721	99.83%	32,371		69.17%	(14,350)	-30.66%
Equipment leases and loans (5)	10,975	100.01%	10,325		94.09%	(650)	-5.92%
Total fixed rate	237,275	87.06%	189,864		69.67%	(47,411)	-17.39%
Grand total	$1,736,567	95.72%	$1,626,015		89.62%	$(110,552)	-6.10%

December 31, 2009
Floating rate
CMBS-private placement	$32,043	100.00%	$11,185		34.91%	$(20,858)	-65.09%
Other ABS	24	0.29%	24		0.29%	−	−%
B notes (1)	26,500	100.00%	26,283		99.18%	(217)	-0.82%
Mezzanine loans (1)	124,048	100.00%	123,033		99.18%	(1,015)	-0.82%
Whole loans (1)	403,890	99.98%	382,371		94.65%	(21,519)	-5.33%
Bank loans	857,451	96.87%	798,614	(2)	90.23%	(58,837)	-6.65%
Bank loans held for sale (3)	8,050	78.88%	8,050		78.88%	−	−%
ABS held-to-maturity (4)	31,401	88.77%	21,287		60.18%	(10,114)	-28.59%
Total floating rate	1,483,407	97.23%	1,370,847		89.85%	(112,560)	-7.38%
Fixed rate
CMBS – private placement	60,067	64.08%	33,333		35.56%	(26,734)	-28.52%
B notes (1)	54,977	100.05%	54,527		99.23%	(450)	-0.82%
Mezzanine loans (1)	58,638	100.28%	53,200		90.98%	(5,438)	-9.30%
Whole loans (1)	80,305	99.78%	79,647		98.96%	(658)	-0.82%
Equipment leases and loans (5)	2,067	100.05%	927		44.87%	(1,140)	-55.18%
Total fixed rate	256,054	88.38%	221,634		76.50%	(34,420)	-11.88%
Grand total	$1,739,461	95.82%	$1,592,481		87.72%	$(146,980)	-8.10%

(1)
Net carrying amount includes an allowance for loan losses of $26.0 million at March 31, 2010, allocated as follows:  B notes ($0.6 million), mezzanine loans ($7.8 million) and whole loans ($17.6 million).  Net carrying amount includes an allowance for loan losses of $29.3 million at December 31, 2009, allocated as follows:  B notes ($0.7 million), mezzanine loans ($6.4 million) and whole loans ($22.2 million).

(2)
The bank loan portfolio is carried at amortized cost less allowance for loan loss and was $860.2 million at March 31, 2010.  The amount disclosed represents net realizable value at March 31, 2010, which includes $11.9 million allowance for loan losses at March 31, 2010.  The bank loan portfolio is carried at amortized cost less allowance for loan loss and was $839.6 million at December 31, 2009.  The amount disclosed represents net realizable value at December 31, 2009, which includes $17.8 million allowance for loan losses at December 31, 2009.

(3)	Bank loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.

(4)	ABS held to maturity are carried at amortized cost less other-than-temporary impairment.

(5)	Net carrying amount includes a $650,000 and $1.1 million allowance for equipment leases and loans losses at March 31, 2010 and December 31, 2009, respectively.

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

At March 31, 2010 and December 31, 2009, we held $51.3 million and $44.5 million, respectively, net of unrealized gains of $5.0 million and $2.6 million, respectively, and net of unrealized losses of $51.8 million and $50.2 million at March 31, 2010 and December 31, 2009, respectively, of CMBS-private placement at fair value which, for our positions purchased in 2009, is based on dealer quotes due to their higher ratings and more active markets and, for our positions purchased prior to 2009, is based on taking a weighted average of the following three measures:

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

In the aggregate, we purchased our CMBS-private placement portfolio at a discount.  At March 31, 2010 and December 31, 2009, the remaining discount to be accreted into income over the remaining lives of the securities was $30.8 million and $29.1 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

During the three months ended December 31, 2009, two collateral positions that supported the CMBS portfolio weakened to the point that default of these positions became probable.  The assumed default of these collateral positions in our cash flow model yielded a value that would result in less than a full recovery of our cost basis.  Accordingly, we recognized a $6.9 million other-than-temporary impairment on two of our CMBS investments during the three months ended December 31, 2009, bringing the combined fair value to $206,000.  We recognized these impairments through the consolidated statements of operations.

While our CMBS investments have continued to decline in fair value, we believe that their change continues to be temporary.  We perform an on-going review of third-party reports and updated financial data with respect to the financial information on the underlying properties to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and when inputs are stressed the resulting projected cash flows are adequate to recover principal.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS-private placement as of March 31, 2010 and December 31, 2009 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2010		December 31, 2009
	Amortized Cost	Dollar Price	Amortized Cost	Dollar Price
Moody’s Ratings Category:
Aaa	$11,933	66.05%	$11,690	64.70%
Aa1 through Aa3	8,767	58.44%	9,639	50.73%
A1 through A3	10,010	61.26%	4,826	56.14%
Baa1 through Baa3	2,019	33.65%	2,021	33.68%
Ba1 through Ba3	11,870	82.19%	10,443	100.00%
B1 through B3	24,493	85.42%	24,449	85.27%
Caa1 through Caa3	12,839	98.76%	12,832	98.71%
Ca through C	16,238	73.81%	16,210	73.68%
Total	$98,169	73.52%	$92,110	73.23%

S&P Ratings Category:
AAA	$6,145	61.45%	$5,997	59.97%
AA+ through AA-	−	−%	3,659	40.65%
A+ through A-	8,484	64.39%	6,544	62.75%
BBB+ through BBB-	16,758	64.22%	11,955	59.49%
BB+ through BB-	10,595	58.98%	7,847	78.76%
B+ through B-	9,112	91.12%	9,081	90.81%
CCC+ through CCC-	47,075	83.63%	47,027	83.54%
Total	$98,169	73.52%	$92,110	73.23%

Weighted average rating factor	2,856		2,971

Other Asset-Backed Securities.  At March 31, 2010, we held two other ABS positions with a fair value of $24,000.  At December 31, 2009, we held two other ABS positions with a fair value of $24,000 that is the result of other-than-temporary impairment of $5.7 million recognized during the year ended December 31, 2009.

(Back to Index)

(Back to Index)

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
March 31, 2010:
Whole loans, floating rate (1)	35	$398,562	LIBOR plus 1.50% to LIBOR plus 4.50%	May 2010 to February 2017
Whole loans, fixed rate (1)	4	58,816	6.98% to 10.00%	June 2011 to August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2010 to October 2010
B notes, fixed rate	3	54,821	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	124,048	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2010 to January 2013
Mezzanine loans, fixed rate	5	58,634	8.14% to 11.00%	May 2010 to September 2016
Total (2)	60	$721,381

December 31, 2009:
Whole loans, floating rate (1)	32	$403,890	LIBOR plus 1.50% to LIBOR plus 4.40%	May 2010 to February 2017
Whole loans, fixed rate (1)	6	80,305	6.98% to 10.00%	May 2010 to August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2010 to October 2010
B notes, fixed rate	3	54,977	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	124,048	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2010 to January 2013
Mezzanine loans, fixed rate	5	58,638	8.14% to 11.00%	May 2010 to September 2016
Total (2)	59	$748,358

(1)
Whole loans had $5.6 million in unfunded loan commitments as of March 31, 2010 unchanged from December 31, 2009.  These commitments are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $26.0 million and $29.3 million recorded as of March 31, 2010 and December 31, 2009, respectively.

(3)	Excludes one floating rate whole loan which matured in July 2009 and is in foreclosure.

During the three months ended March 31, 2010, we determined that three loans deemed troubled debt restructurings had probable losses and we recorded an additional allowance for each of the three loans.  For one whole loan, secured by a hotel in Southern California that had experienced zoning difficulties with an amortized cost balance of $34.0 million we recorded an allowance of $13.4 million for probable losses.  On a second whole loan secured by multifamily properties in southern California, we’ve agreed to a settlement and gave the borrower a concession of $1.0 million that was recorded as an allowance for loss on that loan. With the third loan, secured by an improved pad zoned for retail use, the borrower has marketed the improved pad for sale at an amount approximately $150,000 less than our basis in the loan and we took an allowance for loss in the same amount against the loan.  In addition, we recorded an additional $1.0 million in allowance for loan losses against the remaining CRE portfolio of loans during the three months ended March 31, 2010.

As of March 31, 2010, we recorded an allowance for loan losses of $37.9 million consisting of a $11.9 million allowance on our bank loan portfolio and a $26.0 million allowance on our commercial real estate portfolio as a result of us deeming five bank loans and eight commercial real estate loans impaired as well as the establishment of a general reserve on these portfolios.

As of December 31, 2009, we recorded an allowance for loan loss of $47.1 million consisting of a $17.8 million allowance on our bank loan portfolio and a $29.3 million allowance on our commercial real estate portfolio as a result of us having seven bank loans and three commercial real estate loan that were deemed impaired as well as the establishment of a general reserve on these portfolios.

(Back to Index)

(Back to Index)

Bank Loans.  At March 31, 2010, we held a total of $843.4 million of bank loans at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $44.8 million over our holdings at December 31, 2009.  The increase in total bank loans was principally due to improved market prices for bank loans.  We own 100% of the equity issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO which we have determined are VIEs of which we are the primary beneficiary.  See “-Variable Interest Entities,” entities.  As a result, we consolidate Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.

The following table summarizes our bank loan investments as of March 31, 2010 and December 31, 2009 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2010		December 31, 2009
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$37,294	98.43%	$38,419	98.09%
Ba1 through Ba3	431,752	96.97%	404,609	96.91%
B1 through B3	352,565	95.87%	355,441	96.33%
Caa1 through Caa3	34,898	99.81%	44,265	99.79%
Ca	7,061	99.99%	13,697	88.68%
No rating provided	10,891	92.87%	9,070	91.64%
Total	$874,461	96.67%	$865,501	96.67%
S&P ratings category:
BBB+ through BBB-	$65,533	98.67%	$73,629	98.23%
BB+ through BB-	358,461	97.19%	353,725	97.11%
B+ through B-	354,141	95.85%	337,193	96.12%
CCC+ through CCC-	31,223	98.79%	42,198	96.65%
CC+ through CC-	1,634	100.25%	3,104	100.13%
C+ through C-	−	−%	−	−%
D	7,364	100.00%	8,602	95.91%
No rating provided	56,105	94.60%	47,050	94.85%
Total	$874,461	96.67%	$865,501	96.67%
Weighted average rating factor	2,103		2,131

Asset-backed securities held-to-maturity.  At March 31, 2010, we held a total of $23.2 million of ABS held-to-maturity at amortized cost through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $1.9 million over our holdings at December 31, 2009.  The increase in total ABS held-to-maturity was principally due to the improved marked prices.

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

(Back to Index)

(Back to Index)

The following table summarizes our ABS held-to-maturity, at cost as of March 31, 2010 and December 31, 2009 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	March 31, 2010		December 31, 2009
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Aa1 through Aa3	$2,850	83.48%	$2,854	82.89%
A1 through A3	306	76.50%	303	75.75%
Ba1 through Ba3	4,433	95.85%	4,427	95.72%
B1 through B3	4,400	97.69%	4,240	97.58%
Caa1 through Caa3	9,929	99.16%	9,913	99.14%
Ca	3,550	79.22%	3,629	79.57%
No rating provided	6,091	76.16%	6,035	75.44%
Total	$31,559	89.06%	$31,401	88.77%

S&P ratings category:
No rating provided	$31,559	89.06%	$31,401	88.77%
Total	$31,559	89.06%	$31,401	88.77%
Weighted average rating factor	4,144		4,028

Equipment Leases and Notes.  Investments in direct financing leases and notes, net of unearned income, were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Direct financing leases, net of unearned income	$4,915	$1,397
Operating leases	384	−
Notes receivable	5,676	670
Subtotal	10,975	2,067
Allowance for lease losses	(650)	(1,140)
Total	$10,325	$927

Interest Receivable.  At March 31, 2010, we had interest receivable of $5.4 million, which consisted of $5.4 million of interest on our securities, loans and equipment leases and notes and $8,000 of interest earned on escrow and sweep accounts At December 31, 2009, we had interest receivable of $5.8 million, which consisted of $5.7 million of interest on our securities, loans and equipment leases and notes and $9,000 of interest earned on escrow and sweep accounts.  The decrease in interest receivable resulted primarily from a $500,000 decrease in interest on our commercial real estate portfolio which was offset by an $119,000 increase in interest on our Apidos portfolio.

Loans Receivable – Related Party.  At March 31, 2010, we had loans receivable that consisted of two loans comprising $10.0 million outstanding.  There was no such receivable as of December 31, 2009.

Other Assets.  Other Assets at March 31, 2010 of $4.7 million consisted of $1.6 million of principal paydown receivables on our bank loan and commercial real estate loan portfolios, $1.4 million of loan origination costs associated with our commercial real estate loan portfolio and trust preferred securities issuances, $1.2 million of deferred tax assets, which is offset by a corresponding $1.2 million of valuation allowance, $1.1 million of prepaid expenses, and $660,000 of other receivables. Other assets at December 31, 2009 of $5.1 million consisted of $1.7 million of deferred tax assets, $1.6 million of loan origination costs associated with our commercial real estate loan portfolio and trust preferred securities issuances, $1.1 million of principal paydown receivables on our bank loan and commercial real estate loan portfolios, $469,000 of prepaid expenses, and $230,000 of other receivables.  The decrease of $367,000 in other assets was due to $1.2 million of valuation allowance on our deferred tax asset, a decrease of $467,000 in deferred tax assets and a decrease of $181,000 in loan origination costs.  These decreases are partially offset by an increase of $600,000 in prepaid assets, an increase of $476,000 in principal paydown receivables, and an increase of $429,000 in other receivables.

(Back to Index)

(Back to Index)

Hedging Instruments.  Our hedges at March 31, 2010 and December 31, 2009 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With interest rates at historically low levels and the pending maturity of several agreements, we expect that the fair value of our hedges will modestly improve during the remainder of 2010.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at March 31, 2010 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$28,000	5.10%	05/24/07	06/05/10	$(245)
Interest rate swap	1 month LIBOR	12,965	4.63%	12/04/06	07/01/11	(656)
Interest rate swap	1 month LIBOR	12,150	5.44%	06/08/07	03/25/12	(1,056)
Interest rate swap	1 month LIBOR	12,750	5.275	07/25/07	08/06/12	(1,191)
Interest rate swap	1 month LIBOR	34,464	4.13%	01/10/08	05/25/16	(1,514)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/09/07	10/01/16	(155)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(296)
Interest rate swap	1 month LIBOR	81,970	5.58%	06/08/07	04/25/17	(7,358)
Interest rate swap	1 month LIBOR	1,726	5.65%	06/28/07	07/15/17	(152)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/19/07	07/15/17	(338)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/07/07	07/25/17	(316)
Total		$195,459	5.16%			$(13,277)

In addition, we also had an interest rate cap agreement with a notional of $14.8 million outstanding as of March 31, 2010 which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and as a result the change in fair value is recorded through the consolidated statement of operations.  The interest rate cap had an effective date of January 8, 2009, has a maturity date of August 5, 2011 and has a cap rate of 2.00%.  The interest rate cap had a fair value of $45,000 as of December 31, 2009.

As of December 31, 2009, we had entered into hedges with a notional amount of $217.9 million and maturities ranging from February 2010 to July 2017.  At December 31, 2009, the fair value on our interest rate swap agreements was ($12.8) million.

Repurchase Agreements.  Historically, we have used repurchase agreements to finance our commercial real estate loans and CMBS-private placement portfolio.  We discuss these repurchase agreements in “−Repurchase Agreements,” below.  When used, these agreements are secured by the financed assets and bear interest rates that have historically moved in close relationship to LIBOR.  At March 31, 2010 and December 31, 2009, we had established nine borrowing arrangements with various financial institutions and for the three months ended March 31, 2010, we had not utilized any of these arrangements.  Because any repurchase transaction must be approved by the lender, and as a result of current market conditions, we do not anticipate using these facilities for the foreseeable future although, the facilities remain available for use if market conditions improve.

Collateralized Debt Obligations.  As of March 31, 2010, we had executed and retained equity in five CDO transactions as follows:

•
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes purchased in February 2008 an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes, $7.3 million of the Class G senior notes in December 2009 and $250,000 of the Class J senior notes in January 2010.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2010, the notes issued to outside investors, net of repurchased notes had a weighted average borrowing rate of 0.80%.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle, of which RCC Commercial Inc., or RCC Commercial, a subsidiary of ours, purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2010, the notes issued to outside investors had a weighted average borrowing rate of 0.76%.

•
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle, of which RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in June 2009, $3.5 million of the Class E senior note, $4.0 million of the Class F senior notes in September 2009 and $20.0 million of the Class A-1 senior notes in February 2010.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2010, the notes issued to outside investors, net of repurchased notes had a weighted average borrowing rate of 1.17%.

(Back to Index)

(Back to Index)

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $23.0 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2010, the notes issued to outside investors had a weighted average borrowing rate of 0.71%.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $28.5 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2010, the notes issued to outside investors had a weighted average borrowing rate of 0.83%.

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

In October 2009, we amended our unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provides for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under our guarantee.  The covenant waiver expires on January 1, 2012.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at March 31, 2010 were $57,000 and $37,000, respectively.  The interest rate adjustment took effect as of October 1, 2009 and expires on September 30, 2011.  The rates for RCT I and RCT II at March 31, 2010, were 6.24% and 6.20%, respectively.  The rates for RCT I and RCT II at December 31, 2009, were 6.18% and 6.19%, respectively.  The additional cost is approximately $280,000 per quarter.

Stockholders’ Equity

Stockholders’ equity at March 31, 2010 was $239.6 million and included $46.9 million of net unrealized losses on our available-for-sale portfolio, and $13.3 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2009 was $228.8 million and included $47.6 million of unrealized losses on our available-for-sale portfolio and $12.8 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  The increase in stockholder’s equity during the three months ended March 31, 2010 was principally due to the proceeds received related to our DRIP.

Fluctuations in market values of assets in our available-for-sale portfolio that have not been other-than-temporarily impaired, do not impact our income determined in accordance with GAAP, or our taxable income, but rather are reflected on our consolidated balance sheets by changing the carrying value of the asset and stockholders’ equity under ‘‘Accumulated Other Comprehensive Loss.”
(Back to Index)

(Back to Index)

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands) (1):

	Three Months Ended
	March 31,
	2010	2009
Net income (loss) − GAAP	$1,406	$(12,152)
Taxable REIT subsidiary’s loss	(125)	−
Adjusted net income (loss)	1,281	(12,152)

Adjustments:
Share-based compensation to related parties	(316)	17
Capital loss carryover (utilization)/losses from the sale of securities	−	5,620
Provisions for loan and lease losses unrealized	15,500	4,978
Net book to tax adjustments for the inclusion of our taxable foreign REIT subsidiaries	(6,378)	7,590
Subpart F income limitation (2)	322	−
Other net book to tax adjustments	(1,083)	45
Estimated REIT taxable income	$9,326	$6,098

Amounts per share – diluted	$0.24	$0.25

(1)
RCC believes that a presentation of estimated REIT taxable income provides useful information to investors regarding its financial condition and results of operations as this measurement is used to determine the amount of dividends that RCC is required to declare to its stockholders in order to maintain its status as a REIT for federal income tax purposes.  Since RCC, as a REIT, expects to make distributions based on taxable income, RCC expects that its distributions may at times be more or less than its reported GAAP net income.  Total taxable income is the aggregate amount of taxable income generated by RCC and by its domestic and foreign taxable REIT subsidiaries.  Estimated REIT taxable income excludes the undistributed taxable income (if any) of RCC’s domestic taxable REIT subsidiary, which is not included in REIT taxable income until distributed to RCC.  There is no requirement that RCC’s domestic taxable REIT subsidiary distribute its income to RCC.  Estimated REIT taxable income, however, includes the taxable income of RCC’s foreign taxable REIT subsidiaries because RCC generally will be required to recognize and report their taxable income on a current basis.  Because not all companies use identical calculations, this presentation of estimated REIT taxable income may not be comparable to other similarly-titled measures of other companies.

(2)
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

Liquidity and Capital Resources

As of March 31, 2010, our principal sources of current liquidity were $18.0 million of net proceeds from sales of common stock through our DRIP, and funds available in existing CDO financings of $78.2 million.  As of December 31, 2009, our principal sources of current liquidity were $43.4 million of net proceeds from our December 2009 offering and $8.9 million of net proceeds from sales of common stock through our DRIP, and funds available in existing CDO financings of $80.5 million.

(Back to Index)

(Back to Index)

Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the sources of funds referred to above.  Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs, which if they fail to meet certain tests, will cease.  Through March 31, 2010, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.  Our restricted cash balance has both operating and investing uses, for which operating cash is generated from interest collections for payment of interest to note holders and other expenses and investing is generated from principal repayments or paydowns for making reinvestments in income generating activities.

       At April 30, 2010, after paying the first quarter dividend, RCC’s liquidity of $116.4 million consists of two primary sources:

•	unrestricted cash and cash equivalents of $17.9 million and restricted cash of $3.5 million in margin call accounts; and

•	capital available for reinvestment in its five CDO entities of $95.0 million, of which $1.7 million is designated to finance future funding commitments on CRE loans.

Our leverage ratio may vary as a result of the various funding strategies we use.  As of March 31, 2010 and December 31, 2009, our leverage ratio was 6.3 times and 6.7 times, respectively.  The decrease in leverage ratio was primarily due to the DRIP proceeds received and the repurchase of our CDO debt, at substantial discounts, during the three months ended March 31, 2010.

Distributions

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.  On March 18, 2010, we declared a quarterly distribution of $0.25 per share of common stock, $10.1 million in the aggregate, which was paid on April 27, 2010 to stockholders of record on March 31, 2010.

Our 2010 dividends will be determined by our board of directors who will also consider the composition of any common dividends declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  The Internal Revenue Service, in Revenue Procedure 2009-15, has given guidance with respect to certain stock distributions by publicly traded REITs.  That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2009.  It provides that publicly-traded REITs can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met.  These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  We did not use this Revenue Procedure with respect to any distributions for its 2008 and 2009 taxable years, but we are permitted to do so for distributions with respect to 2010 and 2011.

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of March 31, 2010.  The table below excludes contractual commitments related to our derivatives, which we discuss in our Annual Report on Form 10-K for fiscal 2009 in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and in this report, in “Financial Condition − Hedging Instruments,” because those obligations do not have fixed and determinable payments.

	Contractual Commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year		1 – 3 years		3 – 5 years		More than 5 years
CDOs	$1,465,782	$	−	$	−	$	−	$1,465,782	(1)
Unsecured junior subordinated debentures	51,548		−		−		−	51,548	(2)
Base management fees(3)	4,820		4,820		−		−	−
Total	$1,522,150		$4,820	$	−	$	−	$1,517,330

(1)
Contractual commitment does not include $1.4 million, $5.6 million, $4.6 million, $6.3 million and $15.0 million of interest expense payable through the non-call dates of July 2010, May 2011, June 2011, August 2011 and June 2012, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1 and RREF 2007-1.  The non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)
Contractual commitment does not include $3.2 million and $4.5 million of interest expense payable through the non-call dates of June 2011 and October 2011, respectively, on our trust preferred securities.

(3)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

At March 31, 2010, we had 11 interest rate swap contracts with a notional value of $195.5 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of March 31, 2010, the average fixed pay rate of our interest rate hedges was 5.16% and our receive rate was one-month LIBOR, or 0.23%.  In addition, we also had an interest rate cap agreement with a notional amount of $14.8 million outstanding which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through our consolidated statements of operations.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of March 31, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

We have certain unfunded commitments related to our commercial real estate loan portfolio that we may be required to fund in the future.  Our unfunded commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria.  Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.  As of March 31, 2010, we had four loans with unfunded commitments totaling $5.6 million, of which $1.7 million will be funded by restricted cash in RREF CDO 2007-1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2010 and December 31, 2009, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

(Back to Index)

(Back to Index)

The following sensitivity analysis tables show, at March 31, 2010 and December 31, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	March 31, 2010
	Interest rates fall 100 basis points	Unchanged			Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value	$42,647		$40,773		$39,012
Change in fair value	$1,847	$	−		$(1,761)
Change as a percent of fair value	4.60%		−	%	4.32%

Hedging instruments
Fair value	$(28,373)		$(13,277)		$(11,718)
Change in fair value	$(15,096)	$	−		$1,559
Change as a percent of fair value	113.70%		−	%	11.74%

	December 31, 2009
	Interest rates fall 100 basis points	Unchanged			Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value	$34,815		$33,333		$31,914
Change in fair value	$1,482	$	−		$(1,419)
Change as a percent of fair value	4.45%		−	%	4.26%

Hedging instruments
Fair value	$(27,870)		$(12,812)		$(10,559)
Change in fair value	$(15,058)	$	−		$2,253
Change as a percent of fair value	117.53%		−	%	17.59%

(1)	Includes the fair value of available-for-sale investments that are sensitive to interest rate change.

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

(Back to Index)

(Back to Index)

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Changes in Internal Control of Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(Back to Index)

(Back to Index)

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
In accordance with the provisions of the management agreement, on January 31, 2010, we issued 73,815 shares of common stock to the Manager.  These shares represented 25% of the Manager’s quarterly incentive compensation fee that accrued for the three months ended December 31, 2009.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

ITEM 5.	EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (1)
4.1	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: May 6, 2010	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: May 6, 2010	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer