Form 10-Q
period 2010-06-30
Resource Capital Corp.
filed 2010-08-06
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

The number of outstanding shares of the registrant’s common stock on August 3, 2010 was 52,334,757 shares.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$38,505	$51,991
Restricted cash	108,613	85,125
Investment securities trading	4,985	−
Investment securities available-for-sale, pledged as collateral, at fair value	48,424	39,304
Investment securities available-for-sale, at fair value	7,105	5,238
Investment securities held-to-maturity, pledged as collateral	31,446	31,401
Loans, pledged as collateral and net of allowances of $38.9 million and $47.1 million	1,511,695	1,558,687
Loans held for sale	37,763	8,050
Lease receivables, net of allowances of $50,000 and $1.1 million and net of unearned income	118,528	927
Loans receivable – related party	9,999	−
Investments in unconsolidated entities	5,111	3,605
Interest receivable	5,587	5,754
Other assets	6,610	3,878
Total assets	$1,934,371	$1,793,960
LIABILITIES
Borrowings	$1,592,397	$1,536,500
Distribution payable	12,775	9,170
Accrued interest expense	1,746	1,516
Derivatives, at fair value	15,643	12,767
Accounts payable and other liabilities	9,997	5,177
Total liabilities	1,632,558	1,565,130
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 50,968,334 and 36,545,737 shares issued and outstanding (including 559,459 and 437,319 unvested restricted shares)	51	36
Additional paid-in capital	481,897	405,517
Accumulated other comprehensive loss	(57,506)	(62,154)
Distributions in excess of earnings	(176,065)	(114,569)
Retained earnings	53,436	−
Total stockholders’ equity	301,813	228,830
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,934,371	$1,793,960

The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES
Net interest income:
Loans	$19,103	$21,507	$37,488	$44,128
Securities	2,895	1,345	5,769	2,766
Leases	1,928	2,093	2,163	4,326
Interest income − other	534	329	749	676
Total interest income	24,460	25,274	46,169	51,896
Interest expense	8,929	12,748	16,866	26,625
Net interest income	15,531	12,526	29,303	25,271

OPERATING EXPENSES
Management fees − related party	4,288	925	5,440	1,926
Equity compensation − related party	199	265	923	353
Professional services	876	1,089	1,695	2,053
Insurance	180	217	392	389
Depreciation on operating leases	685	−	685	−
General and administrative	862	462	1,507	867
Income tax expense (benefit)	1,132	23	1,237	(22)
Total expenses	8,222	2,981	11,879	5,566

NET OPERATING INCOME	7,309	9,545	17,424	19,705

OTHER REVENUE (EXPENSE)
Impairment losses on investment securities	(8,896)	(2,261)	(7,584)	(16,925)
Recognized in other comprehensive loss	(2,838)	(2,216)	(1,526)	(11,260)
Net impairment losses recognized in earnings	(6,058)	(45)	(6,058)	(5,665)

Net realized gains on loans and investments	2,718	465	2,864	701
Provision for loan and lease losses	(7,897)	(22,012)	(23,268)	(38,962)
Gain on the extinguishment of debt	16,407	6,900	23,035	6,900
Other income	883	20	771	42
Total other revenue (expense)	6,053	(14,672)	(2,656)	(36,984)

NET INCOME (LOSS)	$13,362	$(5,127)	$14,768	$(17,279)

NET INCOME (LOSS) PER SHARE – BASIC	$0.30	$(0.21)	$0.36	$(0.71)

NET INCOME (LOSS) PER SHARE – DILUTED	$0.30	$(0.21)	$0.36	$(0.71)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	44,424,281	24,369,581	41,223,517	24,427,452

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	44,724,087	24,369,581	41,555,127	24,427,452

DIVIDENDS DECLARED PER SHARE	$0.25	$0.30	$0.50	$0.60

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2010
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Total Stockholders’ Equity	Comprehensive Income
Balance, January 1, 2010	36,545,737	$36	$405,517	$(62,154)	$	−	$(114,569)	$228,830
Proceeds from dividend reinvestment and stock purchase plan	5,386,043	5	32,585	−		−	−	32,590
Proceeds from common stock offerings	8,625,000	9	45,273	−		−	−	45,282
Offering costs	−	−	(2,772)	−		−	−	(2,772)
Stock based compensation	411,554	1	375	−		−	−	376
Amortization of stock based compensation	−	−	919	−		−	−	919
Net income	−	−	−	−		14,768	−	14,768	$14,768
Securities available-for-sale, fair value adjustment, net	−	−	−	7,208		−	−	7,208	7,208
Designated derivatives, fair value adjustment	−	−	−	(2,560)		−	−	(2,560)	(2,560)
Distributions on common stock	−	−	−	−		(14,768)	(8,060)	(22,828)
Comprehensive income	−	−	−	−		−	−	−	$19,416
Balance, June 30, 2010	50,968,334	$51	$481,897	$(57,506)	$	−	$(122,629)	$301,813

The accompanying notes are an integral part of these financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,768	$(17,279)
Adjustments to reconcile net income (loss) net cash provided by operating activities:
Provision for loan and lease losses	23,268	38,962
Depreciation and amortization of term facilities	410	1,023
Depreciation on operating leases	685	−
Accretion of net discount on investments	(8,454)	(2,436)
Amortization of discount on notes of CDOs	306	101
Amortization of debt issuance costs on notes of CDOs	2,300	1,767
Amortization of stock based compensation	923	353
Amortization of terminated derivative instruments	272	238
Non-cash incentive compensation to the Manager	743	(1)
Unrealized losses on non-designated derivative instruments	44	37
Net realized gains on investments	(2,864)	(701)
Net impairment losses recognized in earnings	6,058	5,665
Gain on the extinguishment of debt	(23,035)	(6,900)
Changes in operating assets and liabilities	3,001	573
Net cash provided by operating activities	18,425	21,402
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(20,128)	−
Purchase of securities available-for-sale	(10,366)	−
Principal payments on securities available-for-sale	988	−
Proceeds from sale of securities available-for-sale	1,759	−
Purchase of securities trading	(9,490)	−
Proceeds from sale of securities trading	7,034	−
Investment in unconsolidated entity	(1,506)	−
Equity contribution to VIE	(7,333)	−
Purchase of loans	(161,998)	(92,098)
Principal payments received on loans	134,627	51,520
Proceeds from sales of loans	35,662	52,261
Purchase of lease receivables	(21,245)	−
Payments received on lease receivables	2,435	8,639
Proceeds from sale of lease receivables	656	2,125
Investment in loans – related parties	(10,000)	−
Payments received on loans – related parties	1	−
Net cash (used in) provided by investing activities	(58,904)	22,447
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (net of offering costs of $2,772 and $0)	42,510	174
Net proceeds of dividend reinvestment and stock purchase plan (net of offering costs of $0 and $0)	32,590	−
Repurchase of common stock	−	(2,800)
Proceeds from borrowings:
Repurchase agreements	−	18
Secured term facility	6,500	−
Payments on borrowings:
Repurchase agreements	−	(13,754)
Secured term facility	(369)	(13,395)
Equipment-backed securitized notes	(1,201)	−
Repurchase of issued bonds	(33,315)	(600)
Payment of debt issuance costs	(499)	−
Distributions paid on common stock	(19,223)	(17,522)
Net cash provided by (used in) financing activities	26,993	(47,879)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010		2009
NET DECREASE IN CASH AND CASH EQUIVALENTS		(13,486)		(4,030)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		51,991		14,583
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$38,505		$10,553
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$12,775		$7,532
Issuance of restricted stock		$338		$242
Promissory note from sale of lease receivables	$	−		$7,545
Transfer of lease receivables	$	−		$89,763
Transfer of secured term facility	$	−		$82,319
Assumption of equipment-backed securitized notes		$112,223	$	−
Acquisition of lease receivables		$(100,305)	$	−
Settlement of a secured term facility		$(6,131)	$	−
Settlement of debt issuance costs		$(1,012)	$	−

SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$17,692		$25,029
Income taxes paid in cash	$	−	$	−

The accompanying notes are an integral part of these financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

-	Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and TRS. Apidos CDO III was established to complete a CDO secured by a portfolio of bank loans.

-	Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company and TRS. Apidos Cinco CDO was established to complete a CDO secured by a portfolio of bank loans.

•	Resource TRS, Inc. (“Resource TRS”), the Company’s directly-owned TRS, holds all the Company’s lease receivables and structured notes and owns 100% of the equity of the following VIE:

-	LEAF Receivables Funding 3, LLC, (“LEAF Funding 3”) was established to complete a securitization of lease receivables.

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three and six months ended June 30, 2010 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2010.

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has a 100% interest valued at $1.5 million in the common shares (three percent of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  The Company does not have the power to direct the activities of either trust, nor does it have the obligation to absorb losses or recognize the benefits of these trusts.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated into the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three and six months ended June 30, 2010, the Company recognized $889,000 and $1.8 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $75,000 and $149,000, respectively, of amortization of deferred debt issuance costs.  For the three and six months ended June 30, 2009, the Company recognized $704,000 and $1.5 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $38,000 and $75,000, respectively, of amortization of deferred debt issuance costs.  The Company will do a continuous reassessment as to whether it should be deemed to be the primary beneficiary of the trusts.

All inter-company transactions and balances have been eliminated.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment Securities Available-for-Sale

       The Company classifies its investment portfolio as trading investments, available-for-sale or held-to-maturity.  The Company, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.  The Company’s available-for-sale securities are reported at fair value which, for the Company’s securities purchased during 2009 and 2010, is based on dealer quotes due to their higher ratings and more active markets and, for the Company’s securities purchased prior to 2009, is based on taking a weighted average of the following three measures:

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

On a quarterly basis, the Company evaluates its available-for-sale investments for other-than-temporary impairment.  An available-for-sale investment is impaired when its fair value has declined below its amortized cost basis.  An impairment is considered other-than-temporary when the amortized cost basis of the investment value will not be recovered over its remaining life.  In addition, the Company’s intent to sell as well as the likelihood that the Company will be required to sell the security before the recovery of the amortized cost basis is considered.  Where credit quality is believed to be the cause of the other-than-temporary impairment, that component of the impairment is recognized as an impairment loss in the statement of operations.  Where other market components are believed to be the cause of the impairment, that component of the impairment is recognized on the balance sheet as other comprehensive loss.

Investment securities transactions are recorded on the trade date.  Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date.  Realized gains and losses on investment securities are determined on the specific identification method.

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses.  Loans and leases held for investment are first individually evaluated for impairment so specific reserves can be applied.  Loans for which a specific reserve is not applicable are then evaluated for impairment as a homogeneous pool of loans with substantially similar characteristics so that a general reserve can be established, if needed.  The reviews are performed at least quarterly.

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

The balance of impaired loans and leases was $112.6 million and $100.1 million at June 30, 2010 and December 31, 2009, respectively.  The total balance of impaired loans and leases with a valuation allowance at June 30, 2010 and December 31, 2009 was $57.7 million and $82.2 million, respectively.  The total balance of impaired loans and leases without a specific valuation allowance was $54.9 million and $17.9 million at June 30, 2010 and December 31, 2009, respectively.  The specific valuation allowance related to these impaired loans and leases was $28.1 million and $31.0 million at June 30, 2010 and December 31, 2009, respectively.  The Company did not recognize any income on impaired loans and leases during the six months ended June 30, 2010 and the year ended December 31, 2009 once each individual loan or lease became impaired unless cash was received.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Allowance for Loan and Lease Losses – (Continued)

An impaired loan or lease may remain on accrual status during the period in which the Company is pursuing repayment of the loan or lease; however, the loan or lease is placed on non-accrual status at such time as (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan or lease becomes 90 days delinquent; (iii) management determines that the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  The guidance is effective for the Company as of December 15, 2010.  The Company does not anticipate that adoption will have a significant effect on its consolidated financial statements.

In February 2010, the FASB issued guidance which removes the requirement that a person subject to the reporting requirements of the Securities Exchange Act of 1934 disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of accounting principles generally accepted in the United States (“GAAP”).  This guidance was effective upon issuance.

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

In December 2009, the FASB issued guidance for improving financial reporting for enterprises involved with VIEs regarding power to direct the activities of a VIE as well as obligations to absorb the losses.  This guidance is effective for interim and annual periods beginning after November 15, 2009.  Adoption of this accounting guidance did not have an impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued guidance for accounting for transfers of financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires greater transparency of related disclosures.  This statement is effective for fiscal years beginning after November 15, 2009.  The Company does not believe adoption will have a material impact on its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
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

NOTE 3 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”), including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
June 30, 2010:
Commercial mortgage-backed securities	$95,911	$6,315	$(46,721)	$55,505
Other asset-backed	−	24	−	24
Total	$95,911	$6,339	$(46,721)	$55,529

December 31, 2009:
Commercial mortgage-backed securities	$92,110	$2,622	$(50,214)	$44,518
Other asset-backed	24	−	−	24
Total	$92,134	$2,622	$(50,214)	$44,542

(1)	As of June 30, 2010 and December 31, 2009, $48.4 million and $39.3 million, respectively, of securities were pledged as collateral security under related financings.

The following table summarizes the estimated maturities of the Company’s MBS and other ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
June 30, 2010:
Less than one year	$4,847	(1)	$13,533	1.71%
Greater than one year and less than five years	7,907		21,361	2.49%
Greater than five years	42,775		61,017	5.68%
Total	$55,529		$95,911	4.41%

December 31, 2009:
Less than one year	$7,503		$20,043	1.50%
Greater than one year and less than five years	4,346		12,728	2.24%
Greater than five years	32,693		59,363	5.76%
Total	$44,542		$92,134	4.35%

(1)
All of the $4.8 million of CMBS maturing in these categories are collateralized by floating-rate loans and are expected to extend until at least January 2011 as the debtors in the floating-rate structures have a contractual right to extend with options ranging from two one-year options to three one-year options.  Beyond the contractual extensions, the servicer may allow further extensions of the underlying floating rate loans.

The contractual maturities of the investment securities available-for-sale range from February 2011 to February 2019.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 3 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2010:
Commercial mortgage- backed securities	$12,910	$(9,528)	$8,029	$(37,193)	$20,939	$(46,721)
Total temporarily impaired securities	$12,910	$(9,528)	$8,029	$(37,193)	$20,939	$(46,721)

December 31, 2009:
Commercial mortgage- backed securities	$11,193	$(1,073)	$14,588	$(49,141)	$25,781	$(50,214)
Total temporarily impaired securities	$11,193	$(1,073)	$14,588	$(49,141)	$25,781	$(50,214)

The Company holds eight and 13 investment securities available-for-sale that have been in a loss position for more than 12 months as of June 30, 2010 and December 31, 2009, respectively.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios monthly and the determination of other-than-temporary impairment is made at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

•	the length of time the market value has been less than amortized cost;

•	the severity of the impairment;

•	the expected loss of the security as generated by third party software;

•	credit ratings from the rating agencies;

•	underlying credit fundamentals of the collateral backing the securities; and

•	whether, based upon the Company’s intent, it is more likely than not that the Company will sell the security before the recovery of the amortized cost basis.

At June 30, 2010 and December 31, 2009, the Company held $55.5 million and $44.5 million, respectively, net of unrealized losses of $40.4 million and $47.6 million, respectively, of CMBS.  For the Company’s positions purchased during 2009 and 2010, fair value is based on dealer quotes due to their higher ratings and more active markets.  For the Company’s positions purchased prior to 2009, fair value is based on taking a weighted average of the following three measures:

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
JUNE 30, 2010
(Unaudited)

NOTE 3 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

During the three and six months ended June 30, 2010, the Company recognized a $6.1 million other-than-temporary impairment on two positions that supported the Company’s CMBS investments as of June 30, 2010 bringing the combined fair value to $373,000.  The assumed default of these collateral positions in the Company’s cash flow model yielded a value of less than full recovery of the Company’s cost basis.  During the three and six months ended June 30, 2009, the Company recognized $45,000 and $5.7 million, respectively, of other-than-temporary impairment on one Other ABS position bringing the combined fair value to $0.  The assumed default of this collateral position in the Company’s cash flow model yielded a value of less than full recovery of the Company’s cost basis.  The net impairment losses were recognized in earnings in the consolidated statements of operations.  All of the Company’s other-than-temporary impairment losses are related to credit losses.

While the Company’s remaining securities classified as available-for-sale have continued to decline in fair value, the decline continues to be temporary.  The Company performs an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  All securities but the ones described above are current with respect to interest and principal payments.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.  The Company does not believe that any other of its securities classified as available-for-sale were other-than-temporarily impaired as of June 30, 2010.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on MBS in the Company’s investment portfolio.  The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount.  At June 30, 2010, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $30.4 million.  At December 31, 2009, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $29.1 million.

NOTE 4 – INVESTMENT SECURITIES TRADING

The following table summarizes the Company's structured notes, including those classified as investment securities trading, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains		Unrealized Losses		Fair Value
June 30, 2010:
Structured notes	$4,985	$	−	$	−	$4,985
Total	$4,985	$	−	$	−	$4,985

(1)	Fair value approximates amortized cost as of June 30, 2010.

The Company purchased eight securities and sold three during the three months ended June 30, 2010, for a gain of $2.5 million.  The Company holds five investment securities trading as of June 30, 2010.  The Company did not hold any such investment at December 31, 2009.

NOTE 5 – INVESTMENT SECURITIES HELD-TO-MATURITY

The following table summarizes the Company's securities held-to-maturity which are carried at amortized cost (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2010:
Collateralized loan obligation securities	$31,446	$278	$(9,452)	$22,272
Total	$31,446	$278	$(9,452)	$22,272

December 31, 2009:
Collateralized loan obligation securities	$31,401	$267	$(10,348)	$21,320
Total	$31,401	$267	$(10,348)	$21,320

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 5 – INVESTMENT SECURITIES HELD-TO-MATURITY – (Continued)

The following table summarizes the estimated maturities of the Company’s securities held-to-maturity according to their contractual lives (in thousands):

Contractual Life	Fair Value	Amortized Cost	Weighted Average Coupon
June 30, 2010:
Greater than five years and less than ten years	$16,139	$19,766	3.12%
Greater than ten years	6,133	11,680	4.31%
Total	$22,272	$31,446

December 31, 2009:
Greater than five years and less than ten years	$15,628	$19,667	3.06%
Greater than ten years	5,692	11,734	4.14%
Total	$21,320	$31,401

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2010:
Collateralized loan obligations	$5,834	$(317)	$12,095	$(9,135)	$17,929	$(9,452)
Total temporarily impaired securities	$5,834	$(317)	$12,095	$(9,135)	$17,929	$(9,452)
December 31, 2009:
Collateralized loan obligations	$2,530	$(44)	$10,980	$(10,304)	$13,510	$(10,348)
Total temporarily impaired securities	$2,530	$(44)	$10,980	$(10,304)	$13,510	$(10,348)

The Company holds 14 and 12 investment securities held-to-maturity that have been in a loss position for more than 12 months as of June 30, 2010 and December 31, 2009.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.  The Company does not believe that any of its investments classified as held-to-maturity were other-than-temporarily impaired as of June 30, 2010.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 6 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium	Carrying Value (1)
June 30, 2010:
Bank loans (2)	$912,092	$(29,495)	$882,597
Commercial real estate loans:
Whole loans	448,781	(107)	448,674
B notes (2)	77,370	8	77,378
Mezzanine loans (2)	179,519	154	179,673
Total commercial real estate loans	705,670	55	705,725
Subtotal loans before allowances	1,617,762	(29,440)	1,588,322
Allowance for loan loss	(38,864)	−	(38,864)
Total	$1,578,898	$(29,440)	$1,549,458

December 31, 2009:
Bank loans (2)	$893,183	$(27,682)	$865,501
Commercial real estate loans:
Whole loans	484,464	(269)	484,195
B notes	81,450	27	81,477
Mezzanine loans	182,523	163	182,686
Total commercial real estate loans	748,437	(79)	748,358
Subtotal loans before allowances	1,641,620	(27,761)	1,613,859
Allowance for loan loss	(47,122)	−	(47,122)
Total	$1,594,498	$(27,761)	$1,566,737

(1)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2010 and December 31, 2009, respectively.

(2)
Amounts include $938,000 of bank loans, $19.9 million of B notes and $17.0 million of mezzanine loans held for sale as of June 30, 2010 and $8.1 million of bank loans held for sale as of December 31, 2009.

At June 30, 2010, the Company’s bank loan portfolio consisted of $871.3 million (net of allowance of $11.3 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 0.50% and LIBOR plus 10.50% with maturity dates ranging from March 2011 to December 2017.

At December 31, 2009, the Company’s bank loan portfolio consisted of $847.7 million (net of allowance of $17.8 million) of floating rate loans, which bore interest ranging between the LIBOR plus 0.50% and LIBOR plus 18.25% with maturity dates ranging from June 2011 to August 2022.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 6 – LOANS HELD FOR INVESTMENT – (Continued)

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
June 30, 2010:
Whole loans, floating rate (1)	38	$446,271	LIBOR plus 1.50% to LIBOR plus 4.50%	August 2010 to May 2017
Whole loans, fixed rate (1)	1	2,403	8.16%	August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	October 2010 to July 2011
B notes, fixed rate	3	50,878	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	121,048	LIBOR plus 2.15% to LIBOR plus 3.45%	August 2010 to January 2013
Mezzanine loans, fixed rate	5	58,625	8.14% to 11.00%	August 2010 to September 2016
Total (2)	60	$705,725

December 31, 2009:
Whole loans, floating rate (1)	32	$403,890	LIBOR plus 1.50% to LIBOR plus 4.40%	May 2010 to February 2017
Whole loans, fixed rate (1)	6	80,305	6.98% to 10.00%	May 2010 to August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2010 to October 2010
B notes, fixed rate	3	54,977	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	124,048	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2010 to January 2013
Mezzanine loans, fixed rate	5	58,638	8.14% to 11.00%	May 2010 to September 2016
Total (2)	59	$748,358

(1)
Whole loans had $6.0 million in unfunded loan commitments as of June 30, 2010 and $5.6 million as of December 31, 2009.  These commitments are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $27.6 million and $29.3 million recorded as of June 30, 2010 and December 31, 2009, respectively.

(3)	Excludes a floating rate whole loan which matured in July 2009 and is in foreclosure and a fixed rate mezzanine loan that matured in May 2010 and is in default.

The following table shows the changes in the allowance for loan loss (in thousands):

Allowance for loan loss at January 1, 2010	$47,122
Provision for loan loss	23,018
Loans charged-off	(31,276)
Recoveries	−
Allowance for loan loss at June 30, 2010	$38,864

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 6 – LOANS HELD FOR INVESTMENT – (Continued)

As of June 30, 2010, the Company had recorded an allowance for loan losses of $38.9 million consisting of an $11.3 million allowance on the Company’s bank loan portfolio and a $27.6 million allowance on the Company’s commercial real estate portfolio as a result of the Company deeming six bank loans and six commercial real estate loans impaired as well as the maintenance of a general reserve on these portfolios.

As of December 31, 2009, the Company had recorded an allowance for loan losses of $47.1 million consisting of a $17.8 million allowance on the Company’s bank loan portfolio and a $29.3 million allowance on the Company’s commercial real estate portfolio as a result of the Company deeming seven bank loans and three commercial real estate loans impaired as well as the establishment of a general reserve on these portfolios.

NOTE 7 –LEASE RECEIVABLES

In May 2010, the Company closed a $120.0 million securitization adding to the Company’s existing lease receivables.  The securitization, LEAF Funding 3, issued equipment-backed securitized notes at a weighted average discounted price of 93.6% with a weighted average cost of 7.85% and a weighted average life of 1.89 years.  At closing, $14.4 million of the proceeds were placed into a restricted account and will be used as new leases are originated by LEAF Funding 3 together with an additional equity contribution by the Company of approximately $1.1 million.  The notes can be prepaid upon reaching 15% of the original issuance amount through an auction call provision or upon reaching 10% through a standard clean-up.  The transaction was structured and purchased by a third party from whom the Company purchased the securitizations.  The Company had $14.3 million of equity invested in LEAF Funding 3 as of June 30, 2010.  The Company evaluated this transaction and determined that the securitization was a VIE and that the Company was the primary beneficiary.  Therefore, the securitization has been consolidated onto the Company’s books.  The Company will do a continuous reassessment of its conclusion, as required.

The Company’s lease receivables have a weighted average initial lease and loan terms of 52 months and 65 months as of June 30, 2010 and December 31, 2009, respectively.  The interest rates on lease receivables range from 8.0% to 14.0% and from 8.0% to 15.0% as of June 30, 2010 and December 31, 2009, respectively.  Investments in leases, net of unearned income, were as follows (in thousands):

	June 30,	December 31,
	2010	2009
Leases, net of unearned income	$80,437	$1,397
Operating leases	19,921	−
Notes receivable	18,220	670
Subtotal	118,578	2,067
Allowance for lease losses	(50)	(1,140)
Total	$118,528	$927

The components of net investment in leases are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Total future minimum lease payments	$93,683	$1,610
Unguaranteed residual	3,974	−
Unearned income	(17,220)	(213)
Total	$80,437	$1,397

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 7 –LEASE RECEIVABLES – (Continued)

The components of net investment in operating leases are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Investment in operating leases	$23,337	$	−
Accumulated depreciation	(3,416)		−
Total	$19,921	$	−

The Company evaluates the adequacy of the allowance for credit losses in commercial finance based upon, among other factors, management’s historical experience with the commercial finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of lease receivables, the Company performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  As a result, the Company had recorded a provision for lease losses of $250,000.  The Company also recorded a charge-off to the general reserve of $1.3 million during the six months ended June 30, 2010 to reduce the allowance from $1.1 million at December 31, 2009 to $50,000 at June 30, 2010.

The following table shows the changes in the allowance for lease loss (in thousands):

Allowance for lease loss at January 1, 2010	$1,140
Provision for lease loss	250
Leases charged-off	(1,345)
Recoveries	5
Allowance for lease loss at June 30, 2010	$50

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 8 – BORROWINGS

The Company historically has financed the acquisition of its investments, including securities available-for-sale, loans and equipment leases, primarily through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, a secured term facility, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.  Certain information with respect to the Company’s borrowings at June 30, 2010 and December 31, 2009 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
June 30, 2010:
RREF CDO 2006-1 Senior Notes (1)	$192,561	1.34%	36.1 years	$220,867
RREF CDO 2007-1 Senior Notes (2)	339,441	0.90%	36.3 years	444,723
Apidos CDO I Senior Notes (3)	319,425	0.90%	7.1 years	304,647
Apidos CDO III Senior Notes (4)	260,420	0.99%	10.0 years	245,286
Apidos Cinco CDO Senior Notes (5)	319,081	0.94%	9.9 years	309,173
Equipment Contract Backed Notes, Series 2010-2 (6)	109,921	5.00%	5.9 years	118,528
Unsecured Junior Subordinated Debentures (7)	51,548	6.26%	26.2 years	−
Total	$1,592,397	1.43%	18.4 years	$1,643,224

December 31, 2009:
RREF CDO 2006-1 Senior Notes (1)	$240,227	1.11%	36.6 years	$267,153
RREF CDO 2007-1 Senior Notes (2)	346,673	0.81%	36.8 years	435,225
Apidos CDO I Senior Notes (3)	319,103	0.86%	7.6 years	290,578
Apidos CDO III Senior Notes (4)	260,158	0.71%	10.5 years	237,499
Apidos Cinco CDO Senior Notes (5)	318,791	0.78%	10.4 years	299,874
Unsecured Junior Subordinated Debentures (7)	51,548	6.19%	26.7 years	−
Total	$1,536,500	1.02%	20.4 years	$1,530,329

(1)
Amount represents principal outstanding of $194.9 million and $243.5 million less unamortized issuance costs of $2.3 million and $3.3 million as of June 30, 2010 and December 31, 2009, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $343.5 million less unamortized issuance costs of $4.1 million as of June 30, 2010 and principal outstanding of $351.2 million less unamortized issuance costs of $4.6 million as of December 31, 2009.  This CDO transaction closed in June 2007.

(3)
Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $2.1 million as of June 30, 2010 and $2.4 million as of December 31, 2009.  The CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $2.1 million as of June 30, 2010 and $2.3 million as of December 31, 2009.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $2.9 million as of June 30, 2010 and $3.3 million as of December 31, 2009.  This CDO transaction closed in May 2007.

(6)	Amount represents principal outstanding of $111.3 million less unamortized issuance costs of $1.4 million as of June 30, 2010. This transaction closed in May 2010.

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 8 – BORROWINGS – (Continued)

Collateralized Debt Obligations

Resource Real Estate Funding CDO 2007-1

During the three months ended June 30, 2010, the Company repurchased $7.5 million of the Class B notes in RREF CDO 2007-1 at a weighted average price of 40.00% to par which resulted in a $4.5 million gain, reported as a gain on the extinguishment of debt in the consolidated statements of operations.  During the year ended December 31, 2009, the Company repurchased $33.5 million of the Class E, F, G and J notes in RREF CDO 2007-1 at a weighted average price of 25.66% to par which resulted in a $24.9 million gain, reported as a gain on the extinguishment of debt in the consolidated statements of operations.

Resource Real Estate Funding CDO 2006-1

During the three months ended June 30, 2010, the Company repurchased $28.6 million of the Class A-2, B, C and D notes in RREF CDO 2006-1 at a weighted average price of 58.4% to par which resulted in a $11.9 million gain, reported as a gain on the extinguishment of debt in the consolidated statements of operations.  During the year ended December 31, 2009, the Company repurchased $22.0 million of the Class D, E, and F notes in RREF CDO 2006-1 at a weighted average price of 10.80% to par which resulted in a $19.6 million gain, reported as a gain on the extinguishment of debt in its consolidated statements of operations.

Secured Term Facility

In April 2010, the Company entered into a loan and security agreement with The Bancorp Bank to finance the purchase of lease receivables.  The maximum amount of the Company’s borrowing under this agreement was $6.5 million.  Borrowings under this agreement bore interest at six percent (6%) per annum.  The facility was repaid in full and was terminated on May 27, 2010.  There were no such borrowings as of December 31, 2009.

Equipment Contract Backed Notes, Series 2010-2

In May 2010, the Company closed Equipment Contract Backed Notes, Series 2010-2, a $120.0 million transaction that provides financing for leases.  The investments held by LEAF Funding 3 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  LEAF Funding 3 issued a total of $120.0 million of senior notes at a weighted average price of $93.52 to unrelated investors generating proceeds of $112.2 million.  The Company will amortize the discount at issuance over the lives of the notes using the effective yield method, adjusted for the effects of estimated prepayments on the notes.

The equipment contract backed notes issued to investors by LEAF Funding 3 consist of the following classes: (i) $95.5 million of class A notes; (ii) $7.0 million of class B notes; (iii) $6.4 million of class C notes; (iv) $6.4 million of class D notes; and (v) $4.7 million of class E notes.  All of the notes issued bear a fixed rate of interest 5.0%.  The class A notes mature in May 2016 and the class B through E notes mature in December 2017.

NOTE 9 – SHARE ISSUANCE AND REPURCHASE

On May 25, 2010, we sold 8,625,000 shares of common stock including 1,125,000 shares exercised through the underwriters over-allotment option, at a price of $5.25 per share.  The Company received net proceeds of approximately $42.8 million after payment of underwriting discounts and commissions of approximately $2.5 million and other offering expenses of approximately $197,000.

Under a subsequent dividend reinvestment plan authorized by the board of directors on March 22, 2010 the Company is authorized to issue up to 8.0 million shares of common stock.  Under this plan, which succeeded the June 2008 plan, the Company has issued 2,258,686 shares since April 2010, at a weighted-average share price of $6.61 per share, and received proceeds of $14.6 million (net of costs).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 9 – SHARE ISSUANCE AND REPURCHASE – (Continued)

Under a dividend reinvestment plan authorized by the board of directors on June 12, 2008, the Company was authorized to issue up to 5.5 million shares of common stock.  Under this plan, the Company had issued 3.1 million shares of common stock during the three months ended March 31, 2010 at a weighted-average share price of $5.91 per share and has received proceeds of $18.0 million (net of costs).  The Company had issued 5.0 million shares of common stock under this plan since October 2008.

Under a share repurchase plan authorized by the board of directors on July 26, 2007, the Company is authorized to repurchase up to 2.5 million of its outstanding common shares.  No shares were repurchased during the six months ended June 30, 2010.  The Company has repurchased a total of 1,663,000 shares under this program as of June 30, 2010.

NOTE 10 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2010	52,632	384,687	437,319
Issued	16,939	320,800	337,739
Vested	(52,632)	(162,967)	(215,599)
Forfeited	−	−	−
Unvested shares as of June 30, 2010	16,939	542,520	559,459

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the six months ended June 30, 2010 and 2009, including shares issued to the five non-employee directors, was $1.8 million and $624,000, respectively.

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

On April 12, 2010, the Company issued 4,895 shares of restricted common stock under its 2005 Stock Incentive Plan.  These restricted shares will vest 33.3% on April 12, 2011.  The balance will vest annually thereafter through April 12, 2013.

The following table summarizes stock option transactions:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2010	607,666	$14.99
Granted	−	−
Exercised	−	−
Forfeited	(5,000)	15.00
Outstanding as of June 30, 2010	602,666	$14.99	5	$629
Exercisable at June 30, 2010	602,666	$14.99	5	$629

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 10 – SHARE-BASED COMPENSATION – (Continued)

The stock options have a remaining contractual term of five years.  Upon exercise of options, new shares are issued.

The following table summarizes the status of the Company’s unvested stock options as of June 30, 2010:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	21,666		$14.88
Granted	−	$	−
Vested	(21,666)		$14.88
Forfeited	−	$	−
Unvested at June 30, 2010	−	$	−

The stock options have a remaining contractual term of five years.  Upon exercise of options, new shares are issued.

The following table summarizes the status of the Company’s vested stock options as of June 30, 2010:

Vested Options	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2010	586,000		$14.99
Vested	21,666		$14.88
Exercised	−	$	−
Forfeited	(5,000)		$15.00
Vested as of June 30, 2010	602,666		$14.99	5	$629

The stock option transactions are valued using the Black-Scholes model using the following assumptions:

As of June 30,
2010
Expected life	7 years
Discount rate	2.58%
Volatility	97.05%
Dividend yield	16.75%

The estimated fair value of each option granted for the three months ended June 30, 2010 and the year ended December 31, 2009 was $1.044 and $0.897, respectively.  For the three months ended June 30, 2010 and 2009, the components of equity compensation expense were as follows (in thousands):

	Three Month Ended June 30,		Six Month Ended June 30,
	2010	2009	2010	2009
Options granted to Manager and non-employees	$(10)	$2	$10	$1
Restricted shares granted to Manager and non-employees	181	235	857	296
Restricted shares granted to non-employee directors	28	28	56	56
Total equity compensation expense	$199	$265	$923	$353

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 10 – SHARE-BASED COMPENSATION – (Continued)

During the three and six months ended June 30, 2010, the Manager received 73,815 shares as incentive compensation valued at $1.5 million pursuant to the Management Agreement.  During the three and six months ended June 30, 2009, the Manager received 26,097 shares as incentive compensation valued at $98,000 pursuant to the Management Agreement.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of June 30, 2010.  All awards are discretionary in nature and subject to approval by the compensation committee.

NOTE 11 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic:
Net income (loss)	$13,362	$(5,127)	$14,768	$(17,279)
Weighted average number of shares outstanding	44,424,281	24,369,581	41,223,517	24,427,452
Basic net income (loss) per share	$0.30	$(0.21)	$0.36	$(0.71)

Diluted:
Net income (loss)	$13,362	$(5,127)	$14,768	$(17,279)
Weighted average number of shares outstanding	44,424,281	24,369,581	41,223,517	24,427,452
Additional shares due to assumed conversion of dilutive instruments	299,806	−	231,610	−
Adjusted weighted-average number of common shares outstanding	44,724,087	24,369,581	41,455,127	24,427,452
Diluted net income (loss) per share	$0.30	$(0.21)	$0.36	$(0.71)

Potentially dilutive shares relating to 282,566 and 262,515 shares of restricted stock are not included in the calculation of diluted net (loss) per share for the three and six months ended June 30, 2009, respectively, because the effect was anti-dilutive.

NOTE 12 – RELATED PARTY TRANSACTIONS

Relationship with Resource America and Certain of its Subsidiaries

At June 30, 2010, Resource America owned 2,265,824 shares, or 4.4%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.

The Company is managed by the Manager pursuant to the management agreement that provides for both base and incentive management fees.  For the three and six months ended June 30, 2010, the Manager earned base management fees of approximately $1.3 million and $2.5 million, respectively, and incentive management fees of $3.0 million for the three and six months ended June 30, 2010.  For the three and six months ended June 30, 2009, the Manager earned base management fees of approximately $926,000 and $1.9 million, respectively, but did not earn any incentive management fees.  The Company may also reimburse the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  On October 16, 2009, the Company entered into an amendment to the management agreement.  Pursuant to the amendment, the Manager must provide the Company with a Chief Financial Officer and three accounting professionals, each of whom will be exclusively dedicated to the operations of the Company.  The Manager must also provide the Company with a director of investor relations who will be 50% dedicated to the Company’s operations.  The Company will bear the expense of the wages, salaries and benefits of the Chief Financial Officer and three accounting professionals and 50% of the salary and benefits of the director of investor relations.  For the three and six months ended June 30, 2010, the Company paid the Manager $520,000 and $858,000, respectively, as expense reimbursements.  For the three and six months ended June 30, 2009, the Company paid the Manager $138,000 and $284,000, respectively, as expense reimbursements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS

Relationship with Resource America and Certain of its Subsidiaries

At June 30, 2010, the Company was indebted to the Manager for base management fees of $468,000, incentive management fees of $3.0 million and for the reimbursement of expenses of $255,000.  At December 31, 2009, the Company was indebted to the Manager for base management fees of $371,000, incentive management fees of $1.5 million and expense reimbursements of $129,000.  These amounts are included in accounts payable and other liabilities.

The Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company’s interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly owned properties and the properties underlying the mortgage loans to enhance their value.  The Company acquired the membership interests for $2.1 million.  The agreement requires the Company to contribute 3% of the total funding required for each asset acquisition on a monthly basis.  The investment balance of $3.6 million and $2.1 million at June 30, 2010 and December 31, 2009, respectively, is recorded as an investment in unconsolidated entities on the Company’s consolidated balance sheet.

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

The Company has allocated $5.0 million to be invested in structured notes.  Resource Capital Markets, Inc., a wholly-owned subsidiary of Resource America, has commenced trading in these privately issued securities through the Company’s TRS during the quarter ended June 30, 2010.

Relationship with LEAF

LEAF Financial Corp. (“LEAF”), a majority-owned subsidiary of Resource America, originates and manages lease receivables on the Company’s behalf.  On May 27, 2010, the Company closed a $120.0 million securitization adding to the Company’s existing lease receivables.  The securitization, LEAF Funding 3 issued equipment-backed securitized notes at a weighted average discounted price of 93.6%.  At closing, $14.4 million of proceeds were placed into a restricted account.  As of June 30, 2010, $8.6 million of the commitment has been funded.  The Company had $14.3 million of equity invested in LEAF Funding 3 as of June 30, 2010.

The Company purchases its notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs.  For the three and six months ended June 30, 2010, the Company had acquired $111.6 million and $121.8 million, respectively, of notes from LEAF, including $102,000 of origination cost reimbursements in each period.  These acquisitions are directly related to the LEAF Funding 3 securitization discussed above.  In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s lease receivables.  On May 27, 2010, as a result of the Purchase and Sale Agreement with respect to LEAF Funding 3 between the Company and LEAF, LEAF agreed to waive any and all servicing fees on the leases sold from that period forward.  At June 30, 2010 and December 31, 2009, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of $44,000 and $8,000, respectively.  LEAF servicing fees for the three and six months ended June 30, 2010 were $26,000 and $44,000, respectively, as compared to $239,000 and $492,000 for the three and six months ended June 30, 2009.

During the three and six months ended June 30, 2010, the Company sold two loans back to LEAF at a price equal to their book value.  The total proceeds received on the sale of the outstanding notes receivable were $140,000.  During the three and six months ended June 30, 2009, the Company did not sell any notes back to LEAF.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with Resource Real Estate

Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At June 30, 2010 and December 31, 2009, the Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio.

Relationship with Law Firm

Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood.  For the three and six months ended June 30, 2010, the Company paid Ledgewood approximately $187,000 and $211,000, respectively, for legal services as compared to $61,000 and $76,000 for the three and six months ended June 30, 2009, respectively.

NOTE 13 – DISTRIBUTIONS

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

On June 10, 2010, the Company declared a quarterly distribution of $0.25 per share of common stock, $12.8 million in the aggregate, which was paid on July 27, 2010 to stockholders of record as of June 30, 2010.

On March 18, 2010, the Company declared a quarterly distribution of $0.25 per share of common stock, $10.1 million in the aggregate, which was paid on April 27, 2010 to stockholders of record as of March 31, 2010.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company reports its investment securities available-for-sale at fair value which, for the Company’s positions purchased in 2009 and 2010, is based on dealer quotes due to their higher ratings and more active markets and, for the Company’s positions purchased prior to 2009, is based on taking a weighted average of the following three measures:

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

The Company reports its investment securities trading at fair value, which is based on an income approach utilizing an appropriate current risk-adjusted yield, time value and projected estimated losses from default assumptions based on analysis of underlying loan performance as well as quotes on similar securities.

Derivatives (interest rate swap contracts), both assets and liabilities, are valued by a third-party pricing agent using an income approach with models that use as their primary inputs readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1		Level 2		Level 3		Total
Assets:
Investment securities available-for-sale	$	−	$	−		$55,529	$55,529
Investment securities trading		−		−		4,985	4,985
Total assets at fair value	$	−	$	−		$60,514	$60,514
Liabilities:
Derivatives (net)	$	−		$15,644	$	−	$15,644
Total liabilities at fair value	$	−		$15,644	$	−	$15,644

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2010	$44,542
Total gains or losses (realized/unrealized):
Included in earnings	(1,353)
Purchases	10,117
Unrealized gains – included in accumulated other comprehensive income	7,208
Ending balance, June 30, 2010	$60,514

The Company had $6.1 million of losses included in earnings during the three and six months ended June 30, 2010 due to the other-than-temporary impairment charge of two assets during the three months ended June 30, 2010.  The Company had $45,000 and $5.7 million of losses included in earnings during the three and six months ended June 30, 2009 due to the other-than-temporary impairment charge on one asset during the six months ended June 30, 2009.  These losses are included in the consolidated statement of operations as net impairment losses recognized in earnings.

Loans held for sale consist of bank loans identified for sale due to credit issues.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as recurring Level 2.  The amount of the adjustment for fair value for bank loans held for sale for the six months ended June 30, 2010 was $3,000 and is included in the consolidated statement of operations as net realized and unrealized losses on investments.  For our CRE loans where there is no market, the loans are measured third-party using cash flows and other valuation techniques and these loans are classified as nonrecurring Level 3.  For the six months ended June 30, 2010, there were $23.3 million of nonrecurring fair value losses which are included in the consolidated statement of operations as provision for loan and lease loss.

For the six months ended June 30, 2010, the Company recognized the following changes in carrying value of those assets measured at fair value on a non-recurring basis (in thousands):

	Level 1		Level 2	Level 3	Total
Assets:
Loans held for sale	$	−	$938	$36,825	$37,763
Impaired loans		−	3,494	77,863	81,357
Total assets at fair value	$	−	$4,432	$114,688	$119,120

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, interest receivable, other assets and accrued interest expense approximates their carrying value on the consolidated balance sheet.  The fair value of the Company’s investment securities available-for-sale is reported in Note 3.  The fair value of the Company’s derivative instruments is reported above in this Note 14.  The carrying value of the Company’s equipment-backed notes approximates their fair value due to the recent issuance.

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below.

	Fair Value of Financial Instruments
	(in thousands)
	June 30, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Loans held-for-investment	$1,543,141	$1,537,472	$1,590,088	$1,536,946
CDOs	$1,430,928	$869,976	$1,484,952	$857,262
Junior subordinated notes	$51,548	$18,042	$51,548	$18,042

NOTE 15 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

At June 30, 2010, the Company had 10 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.17% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $167.3 million at June 30, 2010.  In addition, the Company also has one interest rate cap agreement with a notional amount of $14.8 million outstanding whereby it reduced its exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through the consolidated statement of operations.

At December 31, 2009, the Company had 13 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.18% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $217.9 million at December 31, 2009.

The estimated fair value of the Company’s interest rate swaps was ($15.6) million and ($12.8) million as of June 30, 2010 and December 31, 2009, respectively.  The Company had aggregate unrealized losses of $17.2 million and $14.6 million on the interest rate swap agreements as of June 30, 2010 and December 31, 2009, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the life of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the life of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the life of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the life of the terminated swap and the amortization is reflected in interest expense in the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 15 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS – (Continued)

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2010 and on the consolidated statement of operations for the three and six months ended June 30, 2010:

Fair Value of Derivative Instruments as of June 30, 2010 (in thousands)
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap agreement	$14,841	Derivatives, at fair value	$1

Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	$167,322	Derivatives, at fair value	$(15,644)
		Accumulated other comprehensive loss	$15,644

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended June 30, 2010 (in thousands)
	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap agreement	$14,841	Interest expense	$8

The Effect of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2010 (in thousands)
	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap agreement	$14,841	Interest expense	$44

(1)	Negative values indicate a decrease to the associated balance sheet or consolidated statement of operations line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the unaudited consolidated financial statements, other than listed below.

On July 9, 2010, the Company sold a B note loan secured by an office building with an amortized cost of $23.8 million for $19.8 million and recorded a $4.0 million provision for loan losses as of June 30, 2010, accordingly.

Subsequent to June 30, 2010, the Company agreed to sell a mezzanine loan secured by a hotel portfolio with an amortized cost of $20.0 million for $17.0 million and recorded a $3.0 million provision for loan losses as of June 30, 2010, accordingly.  The sale of the loan is expected to close during the quarter ended September 30, 2010.

The Company received $7.0 million in proceeds related to the issuance of 1,237,193 shares of common stock on the Company’s dividend reinvestment plan during July 2010.

(Back to Index)

(Back to Index)

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS  (Unaudited)

The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward-looking statements.  Please see “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of certain risks, uncertainties and assumptions associated with those statements.

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

We are externally managed by Resource Capital Manager, Inc., a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ-GS: REXI), or Resource America, a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for its own account and for outside investors in the commercial finance, real estate, and financial fund management sectors.  As of June 30, 2010, Resource America managed approximately $12.7 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, senior interest in first mortgage loans, or A notes, junior interests in first mortgage loans, or B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, lease receivables, payments on investments in real estate joint ventures, structured notes and other asset-backed securities, or ABS.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments comprises a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loans, CMBS, lease receivables and other ABS, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as a long-term financing source.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as a long-term financing source.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

Ongoing problems in real estate and credit markets continue to impact our operations, particularly our ability to generate capital and financing to execute our investment strategies.  These problems have also affected a number of our commercial real estate borrowers and, with respect to 31 of our commercial real estate, or CRE, loans, caused us to enter into loan modifications.  We have increased our provision for loan and lease losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of the CMBS and other ABS in our investment portfolio.  While we believe we have appropriately valued the assets in our investment portfolio at June 30, 2010, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.

The events occurring in the credit markets have impacted our financing and investing strategies and, as a result, our ability to originate new investments and to grow.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio has largely disappeared.  While credit markets continue to be somewhat constrained, we did securitize and finance notes during the second quarter of 2010.  Short-term financing through warehouse lines of credit and repurchase agreements had been largely unavailable and unreliable as increasing volatility in the valuation of assets similar to those we originate had increased the risk of margin calls.  However, we continue to see signals of the CRE term financing market opening and have seen the bank loan financing market open in 2010.

(Back to Index)

(Back to Index)

Credit market conditions and the recessionary economy have also resulted in an increasing number of loan modifications, particularly in our commercial real estate loans.  Borrowers have experienced deterioration in the performance of the properties we have financed or delays in implementing their business plans.  In order to assist our borrowers in effectuating their business plans, including the leasing and repositioning of the underlying assets, we have been willing to enter into loan modifications that would adapt our financing to their particular situations.  The most common loan modifications have included term extensions and modest interest rate reductions through the lowering of London Interbank Offered Rate, or LIBOR, floors, offset by increased interest rate spreads over LIBOR.  In exchange for the loan modifications, we have received partial principal paydowns, new equity investment commitments in the properties from the borrowers or their principals, additional fees and other structural improvements and enhancements to the loans.  Since the beginning of 2008 through June 30, 2010, we have modified 31 CRE loans.  Management determined that seven of these modifications were due to financial distress of the borrowers and accordingly, qualified as troubled debt restructurings.  We expect that we may have more CRE loan modifications in the future.

        Since the beginning of 2008 through the June 30, 2010, we have sought to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations.  The following is a summary of repayments we received during the six months ended June 30, 2010:

•	$27.5 million of commercial real estate loan principal repayments;

•	$107.1 million of bank loan principal repayments; and

•	$35.7 million of bank loan sale proceeds.

During the later half of 2009 and through June 30, 2010, we have also sought to manage liquidity through the sale of common stock.  During the later half of 2009 and the six months ended June 30, 2010, we sourced $52.3 million and $75.3 million, respectively, through the sale of common stock related to our stock offering and DRIP.

We have also used recycled capital in our CRE CDO and bank loan CLO structures to make new investments at discounts to par.  This reinvested capital and the related discount will produce additional income as the discount is accreted through interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CDO and CLO structures since we receive credit in these structures for these investments at par.  During 2010 and 2009, we purchased CMBS with a combined par value of $66.9 million with a discount to par of 45.9% and bank loans of $451.7 million with a discount to par of 9.6%.  From the net discounts of approximately $29.3 million and $43.2 million, we expect to recognize income from accretion of these discounts of approximately $4.8 million and $9.0 million in our CMBS and bank loan portfolio, respectively, through 2010.

As of June 30, 2010, we had no outstanding repurchase agreements.

We expect to continue to generate net investment income from our current investment portfolio and generate dividends for our shareholders.

As of June 30, 2010, we had invested 78.2% of our portfolio in CRE assets, 18.9% in commercial bank loans, 1.7% in leases and 1.2% in structured notes.  As of December 31, 2009, we had invested 76.4% of our portfolio in CRE assets, 23.2% in commercial bank loans and 0.4% in leases.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the provision for credit losses, recovery of deferred tax assets, fair value of investment securities, potential impairment of investment securities, guarantees and certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, see the discussion of our Annual Report on Form 10-K for the year ended December 31, 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations − Critical Accounting Policies and Estimates.”

(Back to Index)

(Back to Index)

Results of Operations − Three and Six Months Ended June 30, 2010 as compared to
Three and Six Months Ended June 30, 2009

Our net income for the three and six months ended June 30, 2010 was $13.4 million, or ($0.30) per weighted average common share (basic and diluted) and $14.8 million, or ($0.36) per weighted average common share (basic and diluted), respectively, as compared to a net loss of $5.1 million, or ($0.21) per weighted average common share (basic and diluted) and $17.3 million, or ($0.71) per weighted average common share (basic and diluted) for the three and six months ended June 30, 2009, respectively.

Interest Income

The following table sets forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
		Weighted Average			Weighted Average
	Interest Income	Yield (1)	Balance	Interest Income	Yield (1)	Balance
Interest income from loans:
Bank loans	$10,572	4.59%	$913,646	$8,523	3.69%	$958,104
Commercial real estate loans	8,531	4.68%	$713,848	12,984	6.36%	$791,167
Total interest income from loans	19,103			21,507

Interest income from securities:
CMBS	2,540	7.45%	$136,221	883	4.73%	$74,138
Securities held-to-maturity	318	3.52%	$35,811	462	5.67%	$32,442
Other ABS	37	N/A	N/A	−	N/A	N/A
Total interest income from securities	2,895			1,345

Leasing	1,928	18.42%	$42,598	2,093	8.60%	$92,846

Interest income – other:
Temporary investment in over-night repurchase agreements	534	N/A	N/A	329	N/A	N/A
Total interest income − other	534			329
Total interest income	$24,460			$25,274

(Back to Index)

(Back to Index)

	Six Months Ended				Six Months Ended
	June 30, 2010				June 30, 2009
		Weighted Average				Weighted Average
	Interest Income	Yield (1)	Balance		Interest Income	Yield (1)	Balance
Interest income from loans:
Bank loans	$20,293	4.43%		$910,806	$17,420	3.76%	$943,081
Commercial real estate loans	17,195	4.68%		$720,453	26,707	6.53%	$796,242
Total interest income from loans	37,488				44,127

Interest income from securities:
CMBS	5,074	7.26%		$141,140	1,765	4.74%	$74,138
Securities held-to-maturity	655	3.49%		$35,877	1,002	6.40%	$31,083
Other ABS	40	N/A	$	N/A	−	N/A	N/A
Total interest income from securities	5,769				2,767

Leasing	2,163	17.27%		$25,986	4,326	8.60%	$96,029

Interest income – other:
Temporary investment in over-night repurchase agreements	749	N/A		N/A	676	N/A	N/A
Total interest income − other	749				676
Total interest income	$46,169				$51,896

(1)	Certain one-time items reflected in interest income have been excluded in calculating the weighted average rate, since they are not indicative of expected future results.

Aggregate interest income decreased $814,000 (3%) and $5.7 million (11%) to $24.5 million and $46.2 million for the three and six months ended June 30, 2010, respectively from $25.3 million and $51.9 million for the three and six months ended June 30, 2009, respectively.  We attribute this decrease to the following:

Interest Income from Loans

Aggregate interest income from loans decreased $2.4 million (11%) and $6.6 million (15%) to $19.1 million and $37.5 million for the three and six months ended June 30, 2010, respectively from $21.5 million and $44.1 million for the three and six months ended June 30, 2009, respectively.

Commercial real estate loans produced $8.5 million and $17.2 million of interest income for the three and six months ended June 30, 2010, respectively, as compared to $13.0 million and $26.7 million for the three and six months ended June 30, 2009, respectively, decreases of $4.5 million (34%) and $9.5 million (36%), respectively.  These decreases are the result of the following:

•
a decrease in the weighted average balance of $77.3 million and $75.8 million on our commercial real estate loans to $713.8 million and $720.5 million for the three and six months ended June 30, 2010, respectively, from $791.2 million and $796.2 million for the three and six months ended June 30, 2009, respectively, primarily as a result of write-offs of impaired loans and to a lesser extent, payoffs and paydowns; and

•
a decrease in the weighted average interest rate to 4.68% for the three and six months ended June 30, 2010, respectively from 6.36% and 6.53% for the three and six months ended June 30, 2009, respectively.  The reduced rate is primarily due to decreases in loans with LIBOR floors, which is a reference index for the rates payable on these loans, from loan modifications during 2009 and 2010.  At June 30, 2010 we had $189.6 million of loans with a weighted average LIBOR floor of 2.24% as compared to $390.4 million of loans with a weighted average LIBOR floor of 3.71% at June 30, 2009.  Management determined that seven of these modifications were due to financial distress of the borrowers and, accordingly, qualified as troubled debt restructurings.

(Back to Index)

(Back to Index)

The decrease in interest income on commercial real estate loans was partially offset by the following:

Bank loans generated $10.6 million and $20.3 million of interest income for the three and six months ended June 30, 2010, respectively as compared to $8.5 million and $17.4 million for the three and six months ended June 30, 2009, increases of $2.0 million (24%) and $2.9 million (16%), respectively.  These increases were primarily the result of an increase in accretion income of $1.9 million and $4.0 million for the three and six months ended June 30, 2010, respectively, to $3.1 million and $6.1 million for the three and six months ended June 30, 2010, respectively from $1.2 million and $2.1 million for the three and six months ended June 30, 2009, respectively.  The increase in accretion income is the result of the purchase of $92.8 million and $166.2 million of bank loans at discounts and the accretion of those discounts into income.  These discounted loan purchases are made as we invest the proceeds from loan payoffs from our borrowers and from the loans we have sold, typically for credit reasons.

The increase in bank loan accretion income was partially offset by a decrease in the weighted average balance on these loans of $44.5 million and $32.3 million to $913.6 million and $910.8 million for the three and six months ended June 30, 2010, respectively, from $958.1 million and $943.1 million for the three and six months ended June 30, 2009, respectively as a result of write-off of several loans in the last quarter of 2009 and the first quarter of 2010 as well as the timing of when loans were sold and the proceeds reinvested.

Interest Income from Securities

Aggregate interest income from securities increased $1.6 million (115%) and $3.0 million (108%) to $2.9 million and $5.8 million for the three and six months ended June 30, 2010, respectively, from $1.3 million and $2.8 million for the three and six months ended June 30, 2009, respectively.

Interest income from CMBS increased $1.7 million (188%) and $3.3 million (187%) to $2.5 million and $5.1 million for the three and six months ended June 30, 2010, respectively, from $883,000 and $1.8 million for the three and six months ended June 30, 2009, respectively.  These increases resulted primarily from the following:

•
an increase of $1.0 million and $2.0 million in accretion income to $1.1 million and $2.2 million for the three and six months ended June 30, 2010, respectively from $110,000 and $220,000 for the three and six months ended June 30, 2009 respectively.  The increase in accretion income results from the purchase of $70.1 million of CMBS at discounts during the second half of 2009 and during 2010 and accretion of those discounts into income.  These discounted security purchases are made as we invest the proceeds from the loan and security payoffs from our borrowers and from the loans and securities we have sold, typically for credit reasons, and

•
an increase of the weighted average balance of $62.1 million and $67.0 million to $136.2 million and $141.1 million for the three and six months ended June 30, 2010, respectively, from $74.1 million for the three and six months ended June 30, 2009, respectively, as a result of the purchase of $70.1 million of securities during the second half of 2009 and during 2010.

Income from securities held-to-maturity decreased $144,000 (31%) and $347,000 (35%) to $318,000 and $655,000 for the three and six months ended June 30, 2010, respectively, from $462,000 and $1.0 million for three and six months ended June 30, 2009.  These decreases are primarily attributed to a decrease in the weighted average yield earned by these securities to 3.52% and 3.49% for the three and six months ended June 30, 2010, respectively, from 5.67% and 6.40% for the three and six months ended June 30, 2009, respectively, principally a result of the decrease in LIBOR which is a reference index for the rates earned on these securities.

Interest Income − Leasing

Our lease and loan portfolio generated $1.9 million and $2.2 million of interest income for the three and six months ended June 30, 2010, respectively, as compared to $2.1 million and $4.3 million of interest income for the three and six months ended June 30, 2009, respectively, decreases of $165,000 (8%) and $2.2 million (50%).  These decreases are primarily the result of our sale of the majority of the legacy leasing portfolio, at par, as of June 30, 2009.  This decrease was partially offset by the addition of a $120.0 million new pool of leases during the six months ended June 30, 2010 financed by a new securitization.

Interest Income − Other

Aggregate interest income-other increased $205,000 (62%) and $73,000 (11%) to $534,000 and $749,000 for the three and six months ended June 30, 2010, respectively, as compared to $329,000 and $676,000 for the three and six months ended June 30, 2009, respectively.  These increases in interest income-other resulted principally from greater cash balances in our structured financings as a result of loan payoffs and loan sales.

(Back to Index)

(Back to Index)

Interest Expense

The following tables set forth information relating to our interest expense incurred for the periods presented (in thousands, except percentages):

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$2,341	1.02%	$906,000	$4,154	1.81%	$906,000
Commercial real estate loans	2,217	1.60%	$548,381	2,652	1.60%	$660,044
Leasing	1,020	8.70%	$46,607	1,313	5.85%	$85,550
General	3,351	5.36%	$237,687	4,629	4.75%	$363,173
Total interest expense	$8,929			$12,748

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$4,534	0.99%	$906,000	$9,873	2.24%	$906,000
Commercial real estate loans	4,330	1.49%	$567,740	5,277	1.60%	$663,762
Leasing	1,020	8.68%	$23,432	2,143	4.66%	$88,775
General	6,982	5.30%	$246,817	9,332	4.82%	$367,886
Total interest expense	$16,866			$26,625

Aggregate interest expense decreased $3.8 million (30%) and $9.8 million (37%) to $8.9 million and $16.9 million for the three and six months ended June 30, 2010, respectively, from $12.7 million and $26.6 million for the three and six months ended June 30, 2009, respectively.  We attribute these decreases to the following:

Interest expense on bank loans was $2.3 million and $4.5 million for the three and six months ended June 30, 2010, respectively, as compared to $4.2 million and $9.9 million for the three and six months ended June 30, 2009, decreases of $1.8 million (44%) and $5.3 million (54%), respectively.  These decreases resulted primarily from a decrease in the weighted average yield on the debt to 1.02% and 0.99% for the three and six months ended June 30, 2010, respectively, from 1.81% and 2.24%, respectively, for the three and six months ended June 30, 2009 due to the decrease in LIBOR which is a reference index for the rates payable on most of these notes.

Interest expense on commercial real estate loans was $2.2 million and $4.3 million for the three and six months ended June 30, 2010, respectively, as compared to $2.7 million and $5.3 million for the three and six months ended June 30, 2009, decreases of $435,000 (16%) and $947,000 (18%).  These decreases resulted primarily from a decrease in the weighted average balance of $111.7 million and $96.0 million to $548.4 million and $567.7 million for the three and six months ended June 30, 2010, respectively, as compared to $660.0 million and $663.8 million for the three and six months ended June 30, 2009, respectively, primarily due to the repurchase of $111.9 million of notes in 2009 and 2010.

Interest expense on our lease receivables portfolio was $1.0 million for the three and six months ended June 30, 2010, respectively, as compared to $1.3 million and $2.1 million for the three and six months ended June 30, 2009, respectively, a decrease of $293,000 (22%) and $1.1 million (53%) for the three and six months ended June 30, 2010, respectively.  These decreases are the result of the sale of most of the lease receivables portfolio and the simultaneous transfer of all the related debt to Resource America who purchased the leases, at par, as of June 30, 2009, which is partially offset by the new debt agreement entered into in April 2010 with Bancorp and upon repayment in May 2010, the equipment-backed notes issued in May 2010 in conjunction with our acquisition of the new leasing securitization.

General interest expense was $3.4 million and $7.0 million for the three and six months ended June 30, 2010, respectively, as compared to $4.6 million and $9.3 million for the three and six months ended June 30, 2009, respectively, decreases of $1.3 million (28%) and $2.4 million (25%), respectively.  These decreases were primarily from the sale of our leasing portfolio, at par, as of June 30, 2009, which also resulted in the transfer of the related interest rate hedges.

(Back to Index)

(Back to Index)

Operating Expenses

The following table sets forth information relating to our expenses incurred for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Management fees - related party	$4,288	$925	$5,440	$1,926
Equity compensation - related party	199	265	923	353
Professional services	876	1,089	1,695	2,053
Insurance	180	217	392	389
Depreciation on operating leases	685	−	685	−
General and administrative	862	462	1,507	867
Income tax expense (benefit)	1,132	23	1,237	(22)
Total operating expenses	$8,222	$2,981	$11,879	$5,566

Management fees–related party increased $3.4 million (364%) and $3.5 million (182%) to $4.3 million and $5.4 million for the three and six months ended June 30, 2010, respectively, as compared to $925,000 and $1.9 million for the three and six months ended June 30, 2008, respectively.  The base management fees increased by $391,000 (42%) and $539,000 (28%) to $1.3 million and $2.5 million for the three and six months ended June 30, 2010, respectively as compared to $926,000 and $1.9 million for the three and six months ended June 30, 2009, respectively.  These increases were due to increased stockholders’ equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $43.4 million and $42.8 million of net proceeds from our common stock offering completed in December 2009 and May 2010, respectively, and from the receipt of $32.5 million of net proceeds we received from the sales of common stock through our Dividend Reinvestment Plan, or DRIP.  Incentive management fees increased by $3.0 million for the three and six months ended June 30, 2010 from $0 for the three and six months ended June 30, 2009.  The increase in incentive management fees, which is based on net income above a specified threshold, is directly attributable to the net income increase for both periods.

Equity compensation – related party decreased $66,000 (25%) and increased $570,000 (161%) to $199,000 and $923,000 for the three and six months ended June 30, 2010, respectively, from $265,000 and $353,000 for the three and six months ended June 30, 2009, respectively.  These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America who provide investment management services to us through our Manager.  The increase in expense for the six months ended June 30, 2010 was primarily the result of an increase in our stock price and its impact on our quarterly remeasurement of unvested restricted stock and options as well as issuances of new grants during the year.  The increase in stock price was completely offset in the three months ended June 30, 2010 by the vesting of grants subsequent to June 30, 2009.

Professional services decreased $213,000 (20%) and $358,000 (17%) to $876,000 and $1.7 million for the three and six months ended June 30, 2010, respectively, as compared to $1.1 million and $2.1 million for the three and six months ended June 30, 2009, respectively.  These decreases were primarily the result of decreases in lease servicing expense of $213,000 and $449,000 for the three and six months ended June 30, 2010 as a result of the sale of the majority of the legacy equipment leasing portfolio on June 30, 2009.  There is no servicing fee expense related to the leasing securitization that closed in May 2010.  These decreases were partially offset for the six months ended June 30, 2010 by an increase in legal fees of $139,000 for compliance work performed.

Depreciation on operating leases was $685,000 for the three and six months ended June 30, 2010.  There was no such expense for the three and six months ended June 30, 2009.  The expense relates to the depreciation of the assets in the leasing securitization we acquired in May 2010.

General and administrative expense increased $400,000 (87%) and $640,000 (74%) to $862,000 and $1.5 million for the three and six months ended June 30, 2010, respectively, as compared to $462,000 and $867,000 for the three and six months ended June 30, 2009, respectively.  This increase is related to our agreement to reimburse Resource America for the wages, salary and benefits of our Chief Financial Officer, three accounting professionals and 50% of the salary and benefits of a director of investor relations that began in October 2009.

Income tax expense (benefit) increased $1.1 million (4,822%) and $1.3 million (5,723%) to expense of $1.1 million and $1.2 million for the three and six months ended June 30, 2010, respectively, from an expense of $23,000 and a benefit of 22,000 for the three and six months ended June 30, 2009, respectively, as a result of a corresponding increase in pre-tax income of Resource TRS, Inc., our domestic taxable REIT subsidiary, earned from the income generated by the leasing securitization acquired in May 2010 as well as activity related to our agreement with Resource Capital Markets and the trading of structured notes related to this agreement.

(Back to Index)

(Back to Index)

Other Revenues (Expense)

The following table sets forth information relating to our other (expense) income incurred for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Impairment losses on investment securities	$(8,896)	$(2,261)	$(7,584)	$(16,925)
Recognized in other comprehensive loss	(2,838)	(2,216)	(1,526)	(11,260)
Net impairment losses recognized in earnings	(6,058)	(45)	(6,058)	(5,665)
Net realized gain on loans and investments	2,718	465	2,864	701
Provision for loan and lease losses	(7,897)	(22,012)	(23,268)	(38,962)
Gain on the extinguishment of debt	16,407	6,900	23,035	6,900
Other income	883	20	771	42
Total other revenue (expense)	$6,053	$(14,672)	$(2,656)	$(36,984)

Net impairment losses recognized in earnings increased $6.0 million (13,362%) and $393,000 (7%) to $6.1 million for the three and six months ended June 30, 2010, respectively from $45,000 and $5.7 million for the three and six months ended June 30, 2009.  Losses for the three and six months ended June 30, 2010 relate to impairment charges taken on two CMBS positions during the three months ended June 30, 2010.  Losses for the three and six months ended June 30, 2009 relate to the impairment charges taken on one ABS position during the three months ended March 31, 2009 and June 30, 2009.

Net realized gains on loans and investments increased $2.3 million (485%) and $2.2 million (309%) to $2.7 million and $2.9 million for the three and six months ended June 30, 2010, respectively, as compared to $465,000 and $701,000 for the three and six months ended June 30, 2009, respectively as a result of gains of $2.5 million from the trading of structured notes related to our investment activity with Resource Capital Markets.

Our provision for loan and lease losses decreased $14.1 million (64%) and $15.7 million (40%) to $7.9 million and $23.3 million for the three and six months ended June 30, 2010, respectively, as compared to $22.0 million and $39.0 million for the three and six months ended June 30, 2009, respectively.  The provisions for the three and six months ended June 30, 2010 consisted of $8.5 million and $24.0 million, respectively, of provisions for our CRE Loan portfolios, a $164,000 and $251,000, respectively, provision on our lease receivables offset by a reduction in the provision for our bank loan portfolio of $797,000 and $1.0 million, respectively.  The provision for the three and six months ended June 30, 2009 consisted of $10.3 million and $13.1 million, respectively, of provisions for loan loss on our bank loan portfolio, $9.1 million and $14.1 million, respectively, of provisions for loan loss on our commercial real estate portfolio and $624,000 and $784,000, respectively, of provisions on our lease receivables.  The principal reason for the decrease from the 2009 periods was the significant improvement in market conditions on our bank loan portfolio.  The improvement in bank loan conditions was offset by allowances taken on our CRE portfolio.  During the three and six months ended June 30, 2010, we had four and six loans, respectively for which we had taken impairment charges as compared to two and four  loans, respectively for the three and six months ended June 30, 2009 as a result of our quarterly impairment analysis.

Gain on the extinguishment of debt was $16.4 million and $23.0 million for the three and six months ended June 30, 2010 as compared to $6.9 million for the three and six months ended June 30, 2009 and is due to the buyback of a portion of the debt issued by RREF 2006-1 and RREF 2007-1 during the period.  The notes, issued at par, were bought back as an investment by us at a weighted average price of 54.6% and 59.1% for the three and six months ended June 30, 2010, respectively.  For the three and six months ended, June 30, 2009, the notes, issued at par, were also bought back as an investment by us at a weighted average price of 19.8%, respectively.  The related deferred debt issuance costs were immaterial.

Other income increased $863,000 (4,315%) and $729,000 (1,736%) to $883,000 and $771,000 for the three and six months ended June 30, 2010, respectively, as compared to $20,000 and $42,000 for the three and six months ended June 30, 2009, respectively, primarily as a result of a return on our investment in a real estate joint venture that began in November 2009.  Income for the three and six months ended June 30, 2010 includes a gain related to the joint venture investment of $753,000 from the sale of a property in May 2010.  There was no such joint venture income for the three and six months ended June 30, 2009.

Financial Condition

Summary.  Our total assets at June 30, 2010 were $1.9 billion an increase from $1.8 billion at December 31, 2009.  As of June 30, 2010, we held $38.5 million of unrestricted cash and cash equivalents.

Investment Portfolio.  The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of June 30, 2010 and December 31, 2009, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

(Back to Index)

(Back to Index)

	Amortized cost (3)	Dollar price	Net carrying amount		Dollar price	Net carrying amount less amortized cost	Dollar price
June 30, 2010
Floating rate
CMBS	$31,133	100.00%	$8,790		28.23%	$(22,343)	-71.77%
Structured notes	4,985	49.85%	4,985		49.85%	−	−%
Other ABS	−	−%	24		0.29%	24	0.29%
B notes (1)	26,500	100.00%	26,298		99.24%	(202)	-0.76%
Mezzanine loans (1)	104,048	100.00%	103,255		99.24%	(793)	-0.76%
Whole loans (1)	446,271	99.99%	428,123		95.92%	(18,148)	-4.07%
Bank loans	881,659	96.76%	836,794	(2)	91.84%	(44,865)	-4.92%
Loans held for sale (3)	17,938	98.41%	17,938		98.41%	−	−%
ABS held-to-maturity (4)	31,446	89.28%	22,272		63.24%	(9,174)	-26.04%
Total floating rate	1,543,980	97.05%	1,448,479		91.04%	(95,501)	-6.01%
Fixed rate
CMBS	64,778	61.18%	46,715		44.12%	(18,063)	-17.06%
B notes (1)	31,053	99.62%	30,817		98.86%	(236)	-0.76%
Mezzanine loans (1)	58,625	100.26%	51,447		87.99%	(7,178)	-12.27%
Whole loans (1)	2,403	97.60%	1,403		56.99%	(1,000)	-40.61%
Loans held for sale (3)	19,825	84.37%	19,825		84.37%	−	−%
Lease receivables (5)	118,578	100.00%	118,528		99.96%	(50)	-0.04%
Total fixed rate	295,262	86.83%	268,735		79.03%	(26,527)	-7.80%
Grand total	$1,839,242	95.25%	$1,717,214		88.93%	$(122,028)	-6.32%

December 31, 2009
Floating rate
CMBS	$32,043	100.00%	$11,185		34.91%	$(20,858)	-65.09%
Other ABS	24	0.29%	24		0.29%	−	−%
B notes (1)	26,500	100.00%	26,283		99.18%	(217)	-0.82%
Mezzanine loans (1)	124,048	100.00%	123,033		99.18%	(1,015)	-0.82%
Whole loans (1)	403,890	99.98%	382,371		94.65%	(21,519)	-5.33%
Bank loans	857,451	96.87%	798,614	(2)	90.23%	(58,837)	-6.64%
Loans held for sale (3)	8,050	78.88%	8,050		78.88%	−	−%
ABS held-to-maturity (4)	31,401	88.77%	21,287		60.18%	(10,114)	-28.59%
Total floating rate	1,483,407	97.23%	1,370,847		89.85%	(112,560)	-7.38%
Fixed rate
CMBS	60,067	64.08%	33,333		35.56%	(26,734)	-28.52%
B notes (1)	54,977	100.05%	54,527		99.23%	(450)	-0.82%
Mezzanine loans (1)	58,638	100.28%	53,200		90.98%	(5,438)	-9.30%
Whole loans (1)	80,305	99.78%	79,647		98.96%	(658)	-0.82%
Lease receivables (5)	2,067	100.05%	927		44.87%	(1,140)	-55.18%
Total fixed rate	256,054	88.38%	221,634		76.50%	(34,420)	-11.88%
Grand total	$1,739,461	95.82%	$1,592,481		87.72%	$(146,980)	-8.10%

(1)
Net carrying amount includes an allowance for loan losses of $27.6 million at June 30, 2010, allocated as follows:  B notes ($0.4 million), mezzanine loans ($8.0 million) and whole loans ($19.2 million).  Net carrying amount includes an allowance for loan losses of $29.3 million at December 31, 2009, allocated as follows:  B notes ($0.7 million), mezzanine loans ($6.4 million) and whole loans ($22.2 million).

(2)
The bank loan portfolio is carried at amortized cost less allowance for loan loss and was $870.4 million and $839.6 million at June 30, 2010 and December 31, 2009, respectively.  The amount disclosed represents net realizable value, which includes an $11.3 million and $17.8 million allowance for loan losses at June 30, 2010 and December 31, 2009, respectively.

(3)	Loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.

(4)	ABS held-to-maturity are carried at amortized cost less any other-than-temporary impairment charges.

(5)	Net carrying amount includes a $50,000 and $1.1 million allowance for lease loss at June 30, 2010 and December 31, 2009, respectively.

(Back to Index)

(Back to Index)

Commercial Mortgage-Backed Securities.  The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  We review our portfolios monthly and the determination of other-than-temporary impairment is made at least quarterly.  We consider the following factors when determining if there is an other-than-temporary impairment on a security:

•	the length of time the market value has been less than amortized cost;

•	the severity of the impairment;

•	the expected loss on the security as generated by third party software;

•	credit ratings from the rating agencies;

•	underlying credit fundamentals of the collateral backing the security; and

•	whether, based upon our intent, it is more likely than not that we will sell the security before the recovery of the amortized cost basis.

At June 30, 2010 and December 31, 2009, we held $55.5 million and $44.5 million, respectively, net of unrealized gains of $6.3 million and $2.6 million, respectively, and net of unrealized losses of $46.7 million and $50.2 million at June 30, 2010 and December 31, 2009, respectively, of CMBS at fair value which, for our positions purchased in 2009 and 2010, is based on dealer quotes due to their higher ratings and more active markets and, for our positions purchased prior to 2009, is based on taking a weighted average of the following three measures:

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

In the aggregate, we purchased our CMBS portfolio at a discount.  At June 30, 2010 and December 31, 2009, the remaining discount to be accreted into income over the remaining lives of the securities was $30.4 million and $29.1 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

During the three months ended June 30, 2010, two collateral positions that supported the CMBS portfolio weakened to the point that default became probable.  The assumed default of these collateral positions in our cash flow model yielded a value that would result in less than a full recovery of our cost basis.  Accordingly, we recognized a $6.1 million other-than-temporary impairment on two of our CMBS investments during the three months ended June 30, 2010, bringing the combined fair value to $373,000.  We recognized these impairments through the consolidated statements of operations.

During the three and six months ended June 30, 2009, we recognized $45,000 and $5.7 million, respectively, of other-than-temporary impairment on one Other ABS position bringing the combined fair value to $0.  The assumed default of this collateral position in our cash flow model yielded a value of less than full recovery of our cost basis.  The net impairment losses were recognized in earnings in our consolidated statements of operations.  All of our other-than-temporary impairment losses are related to credit losses.

While the remaining CMBS investments have continued to decline in fair value, we believe that their change continues to be temporary.  We perform an on-going review of third-party reports and updated financial data with respect to the financial information on the underlying properties to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and when inputs are stressed the resulting projected cash flows are adequate to recover principal.  We do not believe any other of our securities available-for-sale were other-than-temporarily impaired as of June 30, 2010.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS as of June 30, 2010 and December 31, 2009 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2010		December 31, 2009
	Amortized Cost	Dollar Price	Amortized Cost	Dollar Price
Moody’s Ratings Category:
Aaa	$9,112	65.86%	$11,690	64.70%
Aa1 through Aa3	15,975	65.92%	9,639	50.73%
A1 through A3	9,669	65.59%	4,826	56.14%
Baa1 through Baa3	1,209	40.30%	2,021	33.68%
Ba1 through Ba3	12,432	70.91%	10,443	100.00%
B1 through B3	15,602	75.74%	24,449	85.27%
Caa1 through Caa3	11,024	84.80%	12,832	98.71%
Ca through C	20,888	69.46%	16,210	73.68%
Total	$95,911	70.00%	$92,110	73.23%

S&P Ratings Category:
AAA	$6,293	62.93%	$5,997	59.97%
AA+ through AA-	−	−%	3,659	40.65%
A+ through A-	6,404	70.57%	6,544	62.75%
BBB+ through BBB-	27,139	70.21%	11,955	59.49%
BB+ through BB-	5,945	45.73%	7,847	78.76%
B+ through B-	4,885	48.85%	9,081	90.81%
CCC+ through CCC-	45,233	88.19%	47,027	83.54%
D	12	0.25%	−	83.54%
Total	$95,911	70.00%	$92,110	−%

Weighted average rating factor	3,568		2,971

Investment Securities Trading.  At June 30, 2010, we held $5.0 million of investment securities trading.  The Company purchased eight securities and sold three during the three months ended June 30, 2010, for a gain of $2.5 million.  Investment securities trading are reported at fair value.  The Company did not hold any such investment at December 31, 2009.

Other Asset-Backed Securities.  At June 30, 2010 and December 31, 2009, we held two other ABS positions with a fair value of $24,000 resulting from an other-than-temporary impairment of $5.7 million recognized during the year ended December 31, 2009.
(Back to Index)

(Back to Index)

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
June 30, 2010:
Whole loans, floating rate (1)	38	$446,271	LIBOR plus 1.50% to LIBOR plus 4.50%	August 2010 to May 2017
Whole loans, fixed rate (1)	1	2,403	8.16%	August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	October 2010 to July 2011
B notes, fixed rate	3	50,878	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	121,048	LIBOR plus 2.15% to LIBOR plus 3.45%	August 2010 to January 2013
Mezzanine loans, fixed rate	5	58,625	8.14% to 11.00%	August 2010 to September 2016
Total (2)	60	$705,725

December 31, 2009:
Whole loans, floating rate (1)	32	$403,890	LIBOR plus 1.50% to LIBOR plus 4.40%	May 2010 to February 2017
Whole loans, fixed rate (1)	6	80,305	6.98% to 10.00%	May 2010 to August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2010 to October 2010
B notes, fixed rate	3	54,977	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	124,048	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2010 to January 2013
Mezzanine loans, fixed rate	5	58,638	8.14% to 11.00%	May 2010 to September 2016
Total (2)	59	$748,358

(1)
Whole loans had $6.0 million in unfunded loan commitments as of June 30, 2010 and $5.6 million as of December 31, 2009.  These commitments are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $27.6 million and $29.3 million recorded as of June 30, 2010 and December 31, 2009, respectively.

(3)	Excludes a floating rate whole loan which matured in July 2009 and is in foreclosure and a fixed rate mezzanine loan that matured in May 2010 and is in default.

During the six months ended June 30, 2010, we determined that three loans deemed troubled debt restructurings had probable losses and we recorded an additional allowance for each of the three loans.  For one whole loan, secured by a hotel in Southern California that had experienced zoning difficulties, with an amortized cost balance of $34.9 million we recorded an allowance of $14.2 million for probable losses.  On a second whole loan secured by multifamily properties in southern California, we’ve agreed to a settlement and gave the borrower a concession of $1.0 million that was recorded as an allowance for loss on that loan.  With the third loan, secured by an improved pad zoned for retail use, the borrower has received a bid at an amount of approximately $850,000 less than our basis in the loan and we took an allowance for loss in the same amount against the loan.  In addition, we recorded an additional $1.0 million in allowance for loan losses against the remaining CRE portfolio of loans during the six months ended June 30, 2010.

Subsequent to June 30th, we agreed to sell two loans, each for approximately 85% of our amortized cost, which resulted in an additional $7.0 million charge to the provision for loan losses for the quarter ended June 30, 2010.  We were motivated to sell these loans, which were a B note secured by an office building and a mezzanine loan to the owner of a hotel portfolio with a carrying value of $23.3 million ($4.0 million charge) and $20.0 million ($3.0 million charge), respectively, in order to reduce our exposure to loans other than whole loans.

Bank Loans.  At June 30, 2010, we held a total of $836.8 million of bank loans at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $38.2 million over our holdings at December 31, 2009.  The increase in total bank loans was principally due to improved market prices for bank loans.  We have determined that Apidos CDO I, Apidos CDO III and Apidos Cinco are VIEs and that we are the primary beneficiary.  As a result, we consolidate Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments as of June 30, 2010 and December 31, 2009 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2010		December 31, 2009
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$29,935	98.39%	$38,419	98.09%
Ba1 through Ba3	436,625	97.00%	404,609	96.91%
B1 through B3	360,765	96.06%	355,441	96.33%
Caa1 through Caa3	32,569	99.59%	44,265	99.79%
Ca	8,934	100.00%	13,697	88.68%
No rating provided	13,769	93.97%	9,070	91.64%
Total	$882,597	96.74%	$865,501	96.67%
S&P ratings category:
BBB+ through BBB-	$62,683	98.98%	$73,629	98.23%
BB+ through BB-	359,193	97.25%	353,725	97.11%
B+ through B-	369,950	95.89%	337,193	96.12%
CCC+ through CCC-	25,504	98.08%	42,198	96.65%
CC+ through CC-	1,634	100.25%	3,104	100.13%
D	7,297	100.01%	8,602	95.91%
No rating provided	56,336	95.52%	47,050	94.85%
Total	$882,597	96.74%	$865,501	96.67%
Weighted average rating factor	2,090		2,131

Asset-backed securities held-to-maturity.  At June 30, 2010, we held a total of $22.3 million of ABS held-to-maturity at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $1.0 million over our holdings at December 31, 2009.  The increase in total ABS held-to-maturity was principally due to the improved marked prices.

(Back to Index)

(Back to Index)

The following table summarizes our ABS held-to-maturity, at cost, as of June 30, 2010 and December 31, 2009 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	June 30, 2010		December 31, 2009
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Aa1 through Aa3	$2,832	84.06%	$2,854	82.89%
A1 through A3	308	77.00%	303	75.75%
Baa1 through Baa3	2,323	77.43%	−	−%
Ba1 through Ba3	4,440	96.00%	4,427	95.72%
B1 through B3	4,245	97.70%	4,319	97.63%
Caa1 through Caa3	9,920	99.18%	9,913	99.14%
Ca	3,550	79.22%	3,550	79.22%
No rating provided	3,828	76.59%	6,035	75.44%
Total	$31,446	89.28%	$31,401	88.77%

S&P ratings category:
No rating provided	$31,446	89.28%	$31,401	88.77%
Total	$31,446	89.28%	$31,401	88.77%
Weighted average rating factor	4,109		4,028

Lease Receivables.  Investments in lease receivables, net of unearned income, were as follows (in thousands):

	June 30,	December 31,
	2010	2009
Leases, net of unearned income	$80,437	$1,397
Operating leases	19,921	−
Loans receivable	18,220	670
Subtotal	118,578	2,067
Allowance for lease losses	(50)	(1,140)
Total	$118,528	$927

Interest Receivable.  At June 30, 2010, we had interest receivable of $5.6 million, which consisted of $5.6 million of interest on our securities, loans and equipment leases and $8,000 of interest earned on escrow and sweep accounts.  At December 31, 2009, we had interest receivable of $5.8 million, which consisted of $5.7 million of interest on our securities, loans and lease receivables and $9,000 of interest earned on escrow and sweep accounts.  The decrease in interest receivable resulted primarily from a $790,000 decrease in interest on our commercial real estate portfolio which was offset by a $350,000 increase in interest on our Apidos portfolio, and a $240,000 increase in interest on LEAF Fund II loan.

Loans Receivable – Related Party.  At June 30, 2010, we had loans receivable that consisted of two loans totaling $10.0 million.  On January 15, 2010 we entered into a promissory note with Resource Capital Partners, Inc. for $2.0 million so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P.  The loan is secured by Resource Capital Partner’s partnership interest in the Resource Real Estate Opportunity Fund, L.P.  The loan matures on January 14, 2015.  On March 5, 2010, we entered into a Promissory Note with Lease Equity Appreciation Fund II, L.P. (“LEAF II”), that allows for an $8.0 million facility, of which all $8.0 million was funded.  The loan is secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding, LLC.  The loan is to be repaid in full by March 3, 2011.  There were no such receivables as of December 31, 2009.

Other Assets.  The following table summarized our other assets as of June 30, 2010 and December 31, 2009 (in thousands)

	June 30,	December 31,
	2010	2009
Fixed assets	$1	$1
Loan origination costs	1,347	1,626
Other receivables	2,104	555
Prepaid assets	940	612
Principal paydown	2,218	1,084
Total	$6,610	$3,878

(Back to Index)

(Back to Index)

Other assets increased $2.7 million to $6.6 million as of June 30, 2010 from $3.8 million as of December 31, 2009.  This increase resulted primarily from an increase of $1.1 million in principal paydown receivables on our bank loans due to timing of payments received, an increase of $1.5 million in other receivables partially due to receivables on our leasing portfolio, bank loans, and a legal settlement, and a $328,000 increase in prepaid assets due to an increase in prepaid insurance.  These increases are partially offset by a decrease of $279,000 of loan origination costs.

Hedging Instruments.  Our hedges at June 30, 2010 and December 31, 2009 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With interest rates at historically low levels and the forward curve projecting steadily increasing rates, we expect that the fair value of our hedges will modestly improve during the remainder of 2010.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at June 30, 2010 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$12,965	4.63%	12/04/06	07/01/11	$(533)
Interest rate swap	1 month LIBOR	12,150	5.44%	06/08/07	03/25/12	(999)
Interest rate swap	1 month LIBOR	12,750	5.27%	07/25/07	08/06/12	(1,191)
Interest rate swap	1 month LIBOR	34,418	4.13%	01/10/08	05/25/16	(2,528)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/09/07	10/01/16	(187)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(388)
Interest rate swap	1 month LIBOR	81,879	5.58%	06/08/07	04/25/17	(8,806)
Interest rate swap	1 month LIBOR	1,726	5.65%	06/28/07	07/15/17	(188)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/19/07	07/15/17	(419)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/07/07	07/25/17	(405)
Total		$167,322	5.17%			$(15,644)

In addition, we also had an interest rate cap agreement with a fair value of $1,000 and notional amount of $14.8 million outstanding as of June 30, 2010 which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through the consolidated statement of operations.  The interest rate cap had an effective date of January 8, 2009, has a maturity date of August 5, 2011 and has a cap rate of 2.00%.  The interest rate cap had a fair value of $45,000 as of December 31, 2009.

As of December 31, 2009, we had entered into hedges with a notional amount of $217.9 million and maturities ranging from February 2010 to July 2017.  At December 31, 2009, the fair value on our interest rate swap agreements was ($12.8) million.

Collateralized Debt Obligations. RCC Real Estate, Inc., or RCC Real Estate, a subsidiary of ours, repurchased debt issued by RREF 2006-1 of $250,000 of the Class J senior notes in January 2010, $20.0 million of the Class A-1 senior notes in February 2010, $12.0 million of the Class A-2 senior notes, $6.9 million of the Class B senior notes, and $7.7 million of the Class C senior notes in April 2010 and $2.0 million of the Class D senior notes in June 2010.  At June 30, 2010, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 0.90%.

RCC Real Estate repurchased debt issued by RREF 2007-1 of $20.0 million of the Class A-1 senior notes in February 2010 and $7.5 million of the class Class B senior notes in June 2010.  At June 30, 2010, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 1.34%.

Secured Term Facility.  In April 2010, we entered into a loan and security agreement with The Bancorp Bank to finance the purchase of notes.  The maximum amount of our borrowing under this agreement was $6.5 million.  Borrowings under this agreement bore interest at six percent (6%) per annum.  The facility was repaid in full on May 27, 2010.  As of June 30, 2010, we had repaid all borrowings and the facility was terminated.  There were no such borrowings as of December 31, 2009.

Equipment Contract Backed Notes, Series 2010-2.  In May 2010, we closed Equipment Contract Backed Notes, Series 2010-2, a $120.0 million transaction that provides financing for notes.  The investments held by LEAF Receivables Funding 3, LLC collateralize the debt it issued and, as a result, the investments are not available to us, its creditors or stockholders.  LEAF Receivables Funding 3, LLC issued a total of $120.0 million of senior notes at a weighted average price of $93.52 to unrelated investors generating proceeds of $112.2 million.  We will amortize the discount at issuance over the lives of the notes using the effective yield method, adjusted for the effects of estimated prepayments on the notes.

The equipment contract backed notes issued to investors by LEAF Receivables Funding 3, LLC consist of the following classes: (i) $95.5 million of class A notes; (ii) $7.0 million of class B notes; (iii) $6.4 million of class C notes; (iv) $6.4 million of class D notes; and (v) $4.7 million of class E notes.  All of the notes issued bear a fixed rate of interest 5.0%.  The class A notes mature in May 2016 and the class B through E notes mature in December 2017.

(Back to Index)

(Back to Index)

Stockholders’ Equity

Stockholders’ equity at June 30, 2010 was $301.8 million and included $40.4 million of net unrealized losses on our available-for-sale portfolio, and $17.1 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2009 was $228.8 million and included $47.6 million of unrealized losses on our available-for-sale portfolio and $12.8 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  The increase in stockholder’s equity during the six months ended June 30, 2010 was principally due to the receipt of $42.8 million related to a stock offering in May 2010 combined with $32.5 million of proceeds related to our Drip.

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

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) − GAAP	$13,362	$(5,127)	$14,768	$(17,279)
Taxable REIT subsidiary’s (income) loss	(1,345)	1,200	(1,470)	1,200
Adjusted net income (loss)	12,017	(3,927)	13,298	(16,079)
Adjustments:
Share-based compensation to related parties	202	12	(114)	29
Capital loss carryover (utilization)/losses from the sale of securities	−	(642)	−	4,978
Provisions for loan and lease losses unrealized	8,529	9,742	24,029	9,100
Asset Impairments	6,058	45	6,058	5,665
Equity in income of Real Estate Joint Venture	(4,891)	−	(4,891)	−
Deferral of extinguishment of debt income	(8,307)	−	(8,307)	−
Net book to tax adjustments for our taxable foreign REIT subsidiaries	261	145	(6,117)	7,735
Subpart F income limitation	(322)	−	−	−
Other net book to tax adjustments	(188)	(77)	(1,271)	(32)
Estimated REIT taxable income	$13,359	$5,298	$22,685	$11,396

Amounts per share – diluted	$0.30	$0.21	$0.55	$0.46

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

(Back to Index)

(Back to Index)
Summary of CDO and CLO Performance Statistics

The following table sets forth collateralized debt obligations – distributions and coverage test summary for the periods presented (in thousands):

				Annualized
				Interest
				Coverage	Overcollateralization
		Cash Distributions		Cushion	Cushion
		Year Ended	Six Months Ended		As of	As of Initial
		December 31,	June 30,	June 30,	June 30,	Measurement
Name	CDO Type	2009 (1)	2010 (1)	2010 (2) (3)	2010 (4)	Date
		(actual)	(actual)
Apidos CDO I	CLO	$6,643	$3,837	$1,898	$11,805	$17,136
Apidos CDO III	CLO	$6,390	$3,066	$3,099	$6,773	$11,269
Apidos Cinco CDO	CLO	$7,553	$3,714	$3,844	$18,457	$17,774
RREF 2006-1	CRE CDO	$13,222	$5,195	$7,823	$11,295	$24,941
RREF 2007-1	CRE CDO	$20,536	$7,947	$13,420	$22,454	$26,032

(1)	Distributions on retained equity interests in CDOs (comprised of note investment and preference share ownership).

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)
Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to the Company’s preference shares.

(4)	Overcollateralization cushion represents the amount by which the collateral held by the CDO issuer exceeds the maximum amount required.

Liquidity and Capital Resources

During the six months ended June 30, 2010, our principal sources of current liquidity were $42.8 million of net proceeds from a common stock offering in May 2010, $32.5 million of net proceeds from sales of common stock through our DRIP, and funds available in existing CDO financings of $94.0 million.  As of December 31, 2009, our principal sources of current liquidity were $43.4 million of net proceeds from our December 2009 offering and $8.9 million of net proceeds from sales of common stock through our DRIP, and funds available in existing CDO financings of $80.5 million.

During the period ended June 30, 2010, we financed the acquisition of a leased-equipment portfolio through a $120.0 million securitization, Leaf Funding 3. The securitization issued equipment-backed notes at a weighted average discounted price of 93.6% with a weighted average cost of 7.85% and an average life of 1.89 years.  We invested $14.3 of equity in Leaf Funding 3 as of June 30, 2010.  The Leaf Funding 3 financing enabled us to leverage a portion of the capital sourced through the sale of common stock.

At July 31, 2010, after disbursing the second quarter 2010 dividend, RCC’s liquidity of $138.9 million consists of three primary sources:

•	unrestricted cash and cash equivalents of of $20.5 million and restricted cash of $3.5 million in margin call accounts;

•	capital available for reinvestment in its five CDO entities of $109.6 million, of which $1.7 million is designated to finance future funding commitments on CRE loans; and

•	capital available for reinvestment in its equipment backed securitized notes of $5.3 million.

Our leverage ratio may vary as a result of the various funding strategies we use.  As of June 30, 2010 and December 31, 2009, our leverage ratio was 5.3 times and 6.7 times, respectively.  The decrease in leverage ratio was primarily due to the common stock offering and DRIP proceeds received and the repurchase of our CDO debt, at substantial discounts, during the six months ended June 30, 2010.

(Back to Index)

(Back to Index)

Distributions

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.  On June 10, 2010, we declared a quarterly distribution of $0.25 per share of common stock, $12.8 million in the aggregate, which was paid on July 27, 2010 to stockholders of record on June 30, 2010.

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

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of June 30, 2010.  The table below excludes contractual commitments related to our derivatives, which we discuss in our Annual Report on Form 10-K for the year ended 2009 in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and in this report, in “Financial Condition − Hedging Instruments,” because those obligations do not have fixed and determinable payments.

	Contractual Commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year		1 – 3 years		3 – 5 years		More than 5 years
CDOs	$1,430,928	$	−	$	−	$	−	$1,430,928	(1)
Equipment contract backed notes, Series 2010-2	109,921		−		−		−	109,921	(2)
Unsecured junior subordinated debentures	51,548		−		−		−	51,548	(3)
Base management fees(4)	5,648		5,648		−		−	−
Total	$1,598,045		$5,648	$	−	$	−	$1,592,397

(1)
Contractual commitment does not include $729,000, $4.7 million, $3.9 million, $4.7 million and $9.7 million of interest expense payable through the non-call dates of July 2010, May 2011, June 2011, August 2011 and June 2012, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1 and RREF 2007-1.  The non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitment does not include $35.9 million of interest expense payable through the non-call dates of May 2016 and on our equipment-backed securitized notes.

(3)
Contractual commitment does not include $1.3 million and $2.0 million of interest expense payable through the non-call dates of June 2011 and October 2011, respectively, on our trust preferred securities.

(4)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

At June 30, 2010, we had ten interest rate swap contracts with a notional value of $167.3 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of June 30, 2010, the average fixed pay rate of our interest rate hedges was 5.17% and our receive rate was one-month LIBOR, or 0.35%.  In addition, we also had an interest rate cap agreement with a notional amount of $14.8 million outstanding which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through our consolidated statements of operations.

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of June 30, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

We have certain unfunded commitments related to our commercial real estate loan portfolio that we may be required to fund in the future.  Our unfunded commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs, subject, in each case, to the borrower meeting specified criteria.  Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.  As of June 30, 2010, we had five loans with unfunded commitments totaling $6.0 million, of which $1.7 million will be funded, if funding conditions are met, by restricted cash in RREF CDO 2007-1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2010 and December 31, 2009, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The following sensitivity analysis tables show, at June 30, 2010 and December 31, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	June 30, 2010
	Interest rates fall 100 basis points	Unchanged		Interest rates rise 100 basis points
CMBS (1)
Fair value	$48,223		$46,100	$44,096
Change in fair value	$2,123	$	−	$(2,004)
Change as a percent of fair value	4.61%		−%	4.35%

Hedging instruments
Fair value	$(33,075)		$(15,644)	$(16,698)
Change in fair value	$(17,431)	$	−	$(1,054)
Change as a percent of fair value	111.42%		−%	-6.74%

	December 31, 2009
	Interest rates fall 100 basis points	Unchanged		Interest rates rise 100 basis points
CMBS (1)
Fair value	$34,815		$33,333	$31,914
Change in fair value	$1,482	$	−	$(1,419)
Change as a percent of fair value	4.45%		−%	4.26%

Hedging instruments
Fair value	$(27,870)		$(12,812)	$(10,559)
Change in fair value	$(15,058)	$	−	$2,253
Change as a percent of fair value	117.53%		−%	17.59%

(1)	Includes the fair value of available-for-sale investments that are sensitive to interest rate change.

(Back to Index)

(Back to Index)

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

Changes in Internal Control of Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.  OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (1)
4.1	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (3)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
4.3(b)
Amendment to Amended and Restated Trust Agreement and Preferred Securities Certificate among Resource Capital Corp., Wells Fargo Bank, N.A. and the Administrative Trustees named therein, dated October 26, 2009 and effective September 30, 2009. (3)

4.4	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (3)
4.5(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated September 29, 2006. (4)
4.5(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (3)
4.6(a)
Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated September 29, 2006. (4)

4.6(b)
Amendment to Amended and Restated Trust Agreement and Preferred Securities Certificate among Resource Capital Corp., Wells Fargo Bank, N.A. and the Administrative Trustees named therein, dated October 26, 2009 and effective September 30, 2009. (3)

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: August 6, 2010	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: August 6, 2010	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer

`