Form 10-Q
period 2010-09-30
Resource Capital Corp.
filed 2010-11-05
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 1-32733

RESOURCE CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20-2287134
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

712 5th Avenue, 12th Floor
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
☐ Yes ☑ No

The number of outstanding shares of the registrant’s common stock on November 1, 2010 was 56,113,788 shares.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$38,344	$51,991
Restricted cash	160,556	85,125
Investment securities trading	11,938	−
Investment securities available-for-sale, pledged as collateral, at fair value	56,816	39,304
Investment securities available-for-sale, at fair value	6,860	5,238
Investment securities held-to-maturity, pledged as collateral	31,486	31,401
Property available-for-sale	4,444	−
Loans, pledged as collateral and net of allowances of $39.4 million and $47.1 million	1,482,673	1,558,687
Loans held for sale	2,824	8,050
Lease receivables, pledged as collateral, net of allowances of $70,000 and $1.1 million and net of unearned income	115,404	927
Loans receivable – related party	9,992	−
Investments in unconsolidated entities	6,578	3,605
Interest receivable	5,522	5,754
Other assets	4,008	3,878
Total assets	$1,937,445	$1,793,960
LIABILITIES
Borrowings	$1,565,806	$1,536,500
Distribution payable	13,682	9,170
Accrued interest expense	1,741	1,516
Derivatives, at fair value	16,022	12,767
Accounts payable and other liabilities	10,463	5,177
Total liabilities	1,607,714	1,565,130
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 54,653,638 and 36,545,737 shares issued and outstanding (including 534,957 and 437,319 unvested restricted shares)	55	36
Additional paid-in capital	504,209	405,517
Accumulated other comprehensive loss	(52,275)	(62,154)
Distributions in excess of earnings	(122,258)	(114,569)
Total stockholders’ equity	329,731	228,830
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,937,445	$1,793,960

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES
Interest income:
Loans	$19,597	$20,207	$57,085	$64,333
Securities	3,136	1,906	8,905	4,674
Leases	4,614	11	6,777	4,337
Interest income − other	1,902	377	2,651	1,053
Total interest income	29,249	22,501	75,418	74,397
Interest expense	10,089	9,203	26,955	35,828
Net interest income	19,160	13,298	48,463	38,569

OPERATING EXPENSES
Management fees − related party	4,405	3,954	9,845	5,880
Equity compensation − related party	544	721	1,463	1,074
Professional services	491	739	2,186	2,792
Insurance	184	220	576	609
Depreciation on operating leases	1,658	−	2,343	−
General and administrative	721	410	2,232	1,277
Income tax expense (benefit)	4,068	6	5,305	(16)
Total expenses	12,071	6,050	23,950	11,616

	7,089	7,248	24,513	26,953

OTHER REVENUE (EXPENSE)
Impairment losses on investment securities	(7,528)	(3,019)	(11,174)	(19,372)
Recognized in other comprehensive loss	(3,072)	(2,124)	(660)	(12,812)
Net impairment losses recognized in earnings	(4,456)	(895)	(10,514)	(6,560)

Net realized gain on investment securities available-for-sale and loans	1,171	162	1,507	864
Net realized gain on investments securities trading	2,008	−	4,536	−
Net unrealized gain on investment securities trading	5,207	−	5,207	−
Provision for loan and lease losses	(3,095)	(6,311)	(26,363)	(45,274)
Gain on the extinguishment of debt	6,250	12,741	29,285	19,641
Other (expense) income	(121)	(1,417)	650	(1,375)
Total other revenue (expense)	6,964	4,280	4,308	(32,704)

NET INCOME (LOSS)	$14,053	$11,528	$28,821	$(5,751)

NET INCOME (LOSS) PER SHARE – BASIC	$0.27	$0.48	$0.64	$(0.24)

NET INCOME (LOSS) PER SHARE – DILUTED	$0.27	$0.47	$0.64	$(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	52,273,307	24,112,240	44,947,256	24,321,007

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	52,578,884	24,376,681	45,203,521	24,321,007

DIVIDENDS DECLARED PER SHARE	$0.25	$0.30	$0.75	$0.90

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Total Stockholders’ Equity	Comprehensive Income
Balance, January 1, 2010	36,545,737	$36	$405,517	$(62,154)	$	−	$(114,569)	$228,830
Proceeds from dividend reinvestment and stock purchase plan	8,946,659	9	53,631	−		−	−	53,640
Proceeds from common stock offerings	8,625,000	9	45,273	−		−	−	45,282
Offering costs	−	−	(2,772)	−		−	−	(2,772)
Stock based compensation	536,242	1	1,097	−		−	−	1,098
Amortization of stock based compensation	−	−	1,463	−		−	−	1,463
Net income	−	−	−	−		28,821	−	28,821	$28,821
Securities available-for-sale, fair value adjustment, net	−	−	−	12,760		−	−	12,760	12,760
Designated derivatives, fair value adjustment	−	−	−	(2,881)		−	−	(2,881)	(2,881)
Distributions on common stock	−	−	−	−		(28,821)	(7,689)	(36,510)
Comprehensive income	−	−	−	−		−	−	−	$38,700
Balance, September 30, 2010	54,653,638	$55	$504,209	$(52,275)	$	−	$(122,258)	$329,731

The accompanying notes are an integral part of this statement

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,821	$(5,751)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	26,363	32,605
Depreciation and amortization of term facilities	646	1,172
Depreciation on operating leases	2,343	−
Accretion of net discount on investments	(13,258)	(4,589)
Amortization of discount on notes of CDOs	1,158	160
Amortization of debt issuance costs on notes of CDOs	3,298	2,787
Amortization of stock based compensation	1,463	1,074
Amortization of terminated derivative instruments	329	367
Non-cash incentive compensation to the Manager	1,231	768
Purchase of securities trading	(13,548)	−
Proceeds from sale of securities trading	11,346	−
Unrealized losses on non-designated derivative instruments	46	70
Net realized (gains) losses on investments	(6,043)	11,805
Net impairment losses recognized in earnings	10,514	6,560
Gain on the extinguishment of debt	(29,285)	(19,641)
Net unrealized gain on investment securities trading	(5,207)	−
Changes in operating assets and liabilities	5,841	12,343
Net cash provided by operating activities	26,058	39,730
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(71,663)	(16,487)
Purchase of securities available-for-sale	(19,642)	(20,135)
Principal payments on securities available-for-sale	1,239	1
Proceeds from sale of securities available-for-sale	6,111	−
Investment in unconsolidated entity	(2,973)	−
Equity contribution to VIE	(7,333)	−
Purchase of loans	(217,691)	(139,095)
Principal payments received on loans	202,480	95,346
Proceeds from sales of loans	83,487	83,623
Purchase of lease receivables	(25,883)	−
Payments received on lease receivables	8,005	8,629
Proceeds from sale of lease receivables	1,232	9,670
Investment in loans – related parties	(10,000)	−
Payments received on loans – related parties	8	−
Net cash (used in) provided by investing activities	(52,623)	21,552
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (net of offering costs of $2,772 and $0)	42,510	2,866
Net proceeds of dividend reinvestment and stock purchase plan (net of offering costs of $0 and $0)	53,640	−
Repurchase of common stock	−	(5,039)
Proceeds from borrowings:
Repurchase agreements	−	18
Secured term facility	6,500	−
Payments on borrowings:
Repurchase agreements	−	(17,054)
Secured term facility	(369)	(13,395)
Equipment-backed securitized notes	(9,798)	−
Repurchase of issued bonds	(47,065)	(2,379)
Payment of debt issuance costs	(502)	−
Distributions paid on common stock	(31,998)	(25,054)
Net cash provided by (used in) financing activities	12,918	(60,037)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010		2009
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(13,647)		1,245
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		51,991		14,583
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$38,344		$15,828

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$13,682		$7,509
Issuance of restricted stock		$338		$242
Transfer of lease receivables	$	−		$89,763
Transfer of secured term facility	$	−		$82,319
Assumption of equipment-backed securitized notes		$112,223	$	−
Acquisition of lease receivables		$(100,305)	$	−
Settlement of a secured term facility		$(6,131)	$	−
Settlement of debt issuance costs		$(1,012)	$	−
Property received on foreclosure of a real estate loan:
Loans, pledged as collateral		$(4,444)	$	−
Property available-for-sale		$4,444	$	−

SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$27,985		$38,751
Income taxes paid in cash	$	−	$	−

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

-
Resource Real Estate Funding CDO 2007-1 (“RREF CDO 2007-1”), a Cayman Islands limited liability company and QRS.  RREF CDO 2007-1 was established to complete a CDO issuance secured by a portfolio of commercial real estate loans, commercial mortgage-backed securities and property available-for-sale.

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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three and nine months ended September 30, 2010 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2010.

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has a 100% interest valued at $1.5 million in the common shares (three percent of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  The Company does not have the power to direct the activities of either trust, nor does it have the obligation to absorb losses or recognize the benefits that could potentially be significant to these trusts.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated into the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three and nine months ended September 30, 2010, the Company recognized $923,000 and $2.7 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $76,000 and $225,000, respectively, of amortization of deferred debt issuance costs.  For the three and nine months ended September 30, 2009, the Company recognized $643,000 and $2.1 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $39,000 and $115,000, respectively, of amortization of deferred debt issuance costs.  The Company will do a continuous reassessment as to whether it should be deemed to be the primary beneficiary of the trusts.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

All inter-company transactions and balances have been eliminated.

Investment Securities

The Company classifies its investment portfolio as trading investments, available-for-sale or held-to-maturity.  The Company, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.  The Company’s available-for-sale securities are reported at fair value.  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon when the position was purchased.

For securities purchased in 2009 and thereafter, the Company obtains a quote from a dealer, which typically will be the dealer who sold the Company the security.  The Company has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  As a result of how the dealers develop their quotes, the market illiquidity and low levels of trading activity as of December 31, 2009, the Company categorized all of these investment securities available-for-sale in Level III in the fair value hierarchy.  Due to the increased level of trading activity in 2010, the Company moved some of these securities into Level II in the fair value hierarchy.  The Company evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote the Company receives and the value indicated by its valuation models, the Company will evaluate the difference.  As part of that evaluation, the Company will discuss the difference with the dealer, who may revise their quote based upon these discussions.  Alternatively, the Company may revise its valuation models.

For investment securities available-for-sale purchased prior to 2009, the Company determines fair value based on taking a weighted average of the following three measures:

•	dealer quotes, as described above;

•	quotes on more actively-traded, higher-rated securities issued in a similar time period, adjusted for differences in rating and seniority; and

•
the value resulting from an internal valuation model using an income approach based upon an appropriate risk-adjusted yield, time value and projected losses using default assumptions based upon an historical analysis of underlying loan performance.

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

The Company’s investment securities trading are reported at fair value.  To determine fair value, the Company uses an income approach utilizing an appropriate current risk-adjusted yield, time value and projected estimated losses from default assumptions based on analysis of underlying loan performance as well as quotes on similar securities.  Any changes in fair value are recorded on the Company’s results of operations as net unrealized gain on investment securities trading.

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses.  Loans held for investment are first individually evaluated for impairment so specific reserves can be applied.  Loans for which a specific reserve is not applicable are then evaluated for impairment as a homogeneous pool of loans with substantially similar characteristics so that a general reserve can be established, if needed.  The reviews are performed at least quarterly.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
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

The Company evaluates the adequacy of the allowance for credit losses on lease receivables based upon, among other factors, management’s historical experience with the lease receivables portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases and loans, the Company performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  The allowance for losses is based upon its previous loss history, economic conditions and trends.  The Company’s policy is to charge-off to the allowance those financings for which management believes the collectability is unlikely.

The balance of impaired loans and leases was $123.7 million and $100.1 million at September 30, 2010 and December 31, 2009, respectively.  The total balance of impaired loans and leases with a specific valuation allowance at September 30, 2010 and December 31, 2009 was $55.2 million and $82.2 million, respectively.  The total balance of impaired loans and leases without a specific valuation allowance was $68.5 million and $17.9 million at September 30, 2010 and December 31, 2009, respectively.  The specific valuation allowance related to these impaired loans and leases was $27.4 million and $31.0 million at September 30, 2010 and December 31, 2009, respectively.  The Company did not recognize any income on impaired loans and leases during the nine months ended September 30, 2010 and the year ended December 31, 2009 once each individual loan or lease became impaired unless cash was received.

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
SEPTEMBER 30, 2010
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Accounting Pronouncements – (Continued)

In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements.  The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements which will be effective for the Company in fiscal 2011.  Adoption will require additional disclosure to delineate such categories in the notes to the Company’s consolidated financial statements (see Note 14).

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

In June 2009, the FASB issued guidance for consolidation of VIEs which changes the consolidation guidance applicable to a VIE and amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  This standard also requires continuous reassessment of whether an enterprise is the primary beneficiary of a VIE as well as enhanced disclosures about an enterprise’s involvement with a VIE.  This guidance was effective for interim and annual periods beginning after November 15, 2009.  The Company evaluated the potential impact of adopting this statement and concluded that it will continue to consolidate the VIEs that it has identified in Note 1 to the consolidated financial statements.  The Company will do a continuous reassessment of its conclusion as stipulated in this statement.

In June 2009, the FASB issued guidance for accounting for transfers of financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires greater transparency of related disclosures.  This statement is effective for fiscal years beginning after November 15, 2009.  Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2009 consolidated financial statements to conform to the 2010 presentation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 3 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”), including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
September 30, 2010:
Commercial mortgage-backed securities	$98,508	$8,135	$(42,991)	$63,652
Other asset-backed	−	24	−	24
Total	$98,508	$8,159	$(42,991)	$63,676

December 31, 2009:
Commercial mortgage-backed securities	$92,110	$2,622	$(50,214)	$44,518
Other asset-backed	24	−	−	24
Total	$92,134	$2,622	$(50,214)	$44,542

(1)	As of September 30, 2010 and December 31, 2009, $56.8 million and $39.3 million, respectively, of securities were pledged as collateral security under related financings.

The following table summarizes the estimated maturities of the Company’s MBS and other ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
September 30, 2010:
Less than one year	$2,887	(1)	$6,912	1.51%
Greater than one year and less than five years	10,112		28,112	2.28%
Greater than five years	50,677		63,484	5.69%
Total	$63,676		$98,508	4.43%

December 31, 2009:
Less than one year	$7,503		$20,043	1.50%
Greater than one year and less than five years	4,346		12,728	2.24%
Greater than five years	32,693		59,363	5.76%
Total	$44,542		$92,134	4.35%

(1)
All of the $2.9 million of commercial mortgage-backed securities, or CMBS, maturing in these categories are collateralized by floating-rate loans and are expected to extend until at least November 2011 as the debtors in the floating-rate structures have a contractual right to extend with options ranging from two one-year options to three one-year options.  Beyond the contractual extensions, the servicer may allow further extensions of the underlying floating rate loans.

The contractual maturities of the investment securities available-for-sale range from November 2011 to February 2019.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 3 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2010:
Commercial mortgage- backed securities	$15,865	$(5,393)	$7,513	$(37,598)	$23,378	$(42,991)
Total temporarily impaired securities	$15,865	$(5,393)	$7,513	$(37,598)	$23,378	$(42,991)

December 31, 2009:
Commercial mortgage- backed securities	$11,193	$(1,073)	$14,588	$(49,141)	$25,781	$(50,214)
Total temporarily impaired securities	$11,193	$(1,073)	$14,588	$(49,141)	$25,781	$(50,214)

The Company holds eight and 13 investment securities available-for-sale that have been in a loss position for more than 12 months as of September 30, 2010 and December 31, 2009, respectively.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios and makes other-than-temporary impairment determinations at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

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

At September 30, 2010 and December 31, 2009, the Company held $63.7 million and $44.5 million, respectively, (net of unrealized losses of $34.9 million and $47.6 million, respectively) of CMBS recorded at fair value.  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon when the position was purchased.  As of September 30, 2010 and December 31, 2009, $52.8 million and $29.7 million, respectively, of investment securities available for sale were valued using dealer quotes and $10.9 million and $14.8 million, respectively, were valued using the weighted average of the three measures discussed below.

For securities purchased in 2009 and thereafter, the Company obtains a quote from a dealer, which typically will be the dealer who sold the Company the security.  The Company has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  As a result of how the dealers develop their quotes, the market illiquidity and low levels of trading activity as of December 31, 2009, the Company categorized all of these investment securities available-for-sale in Level III in the fair value hierarchy.  Due to the increased level of trading activity in 2010, the Company moved some of these securities into Level II in the fair value hierarchy.  The Company evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote the Company receives and the value indicated by its valuation models, the Company will evaluate the difference.  As part of that evaluation, the Company will discuss the difference with the dealer, who may revise their quote based upon these discussions.  Alternatively, the Company may revise its valuation models.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 3 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

For investment securities available-for-sale purchased prior to 2009, the Company determines fair value based on taking a weighted average of the following three measures:

•	dealer quotes, as described above;

•	quotes on more actively-traded, higher-rated securities issued in a similar time period, adjusted for differences in rating and seniority; and

•
the value resulting from an internal valuation model using an income approach based upon an appropriate risk-adjusted yield, time value and projected losses using default assumptions based upon an historical analysis of underlying loan performance.

During the three and nine months ended September 30, 2010, the Company recognized $4.5 million and $10.5 million of other-than-temporary impairment on one and three positions, respectively, that supported the Company’s CMBS investments bringing the combined fair value of these positions to $470,000.  The assumed default of the underlying collateral positions in the Company’s cash flow model yielded a value that would result in less than a full recovery of the Company’s cost basis.  During the three and nine months ended September 30, 2009, the Company recognized $45,000 and $5.7 million, respectively, of other-than-temporary impairment on one Other ABS position bringing the combined fair value to $0.  The assumed default of this collateral position in the Company’s cash flow model yielded a value of less than full recovery of the Company’s cost basis.  The net impairment losses were recognized in earnings in the consolidated statements of operations.  All of the Company’s other-than-temporary impairment losses are related to credit losses.  While the Company’s remaining securities classified as available-for-sale have continued to decline in fair value on a net basis, the Company concluded that the decline continues to be temporary.  The Company performs an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.  The Company does not believe that any other of its securities classified as available-for-sale were other-than-temporarily impaired as of September 30, 2010.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on MBS in the Company’s investment portfolio.  At September 30, 2010, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $30.1 million.  At December 31, 2009, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $29.1 million.

NOTE 4 – INVESTMENT SECURITIES TRADING

The following table summarizes the Company's structured notes, including those classified as investment securities trading, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
September 30, 2010:
Structured notes	$6,731	$5,207	$	−	$11,938
Total	$6,731	$5,207	$	−	$11,938

The Company purchased 10 and 18 securities and sold six and nine securities during the three and nine months ended September 30, 2010, respectively, for a gain of $2.0 million and $4.5 million, respectively.  The Company holds 10 investment securities trading as of September 30, 2010.  The Company did not hold any such investment at December 31, 2009.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 5 – INVESTMENT SECURITIES HELD-TO-MATURITY

The following table summarizes the Company's securities held-to-maturity which are carried at amortized cost (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2010:
Collateralized loan obligation securities	$31,486	$315	$(8,208)	$23,593
Total	$31,486	$315	$(8,208)	$23,593

December 31, 2009:
Collateralized loan obligation securities	$31,401	$267	$(10,348)	$21,320
Total	$31,401	$267	$(10,348)	$21,320

The following table summarizes the estimated maturities of the Company’s securities held-to-maturity according to their contractual lives (in thousands):

Contractual Life	Fair Value	Amortized Cost	Weighted Average Coupon
September 30, 2010:
Greater than five years and less than ten years	$16,917	$19,793	3.23%
Ten years or greater	6,676	11,693	4.26%
Total	$23,593	$31,486

December 31, 2009:
Greater than five years and less than ten years	$15,628	$19,667	3.06%
Ten years or greater	5,692	11,734	4.14%
Total	$21,320	$31,401

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2010:
Collateralized loan obligations	$2,588	$(72)	$13,124	$(8,136)	$15,712	$(8,208)
Total temporarily impaired securities	$2,588	$(72)	$13,124	$(8,136)	$15,712	$(8,208)

December 31, 2009:
Collateralized loan obligations	$2,530	$(44)	$10,980	$(10,304)	$13,510	$(10,348)
Total temporarily impaired securities	$2,530	$(44)	$10,980	$(10,304)	$13,510	$(10,348)

The Company holds 14 investment securities held-to-maturity that have been in a loss position for more than 12 months as of September 30, 2010 and December 31, 2009, respectively.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.  The Company does not believe that any of its investments classified as held-to-maturity were other-than-temporarily impaired as of September 30, 2010.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 5 – INVESTMENT SECURITIES HELD-TO-MATURITY – (Continued)
The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios and makes other-than-temporary impairment determinations at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

•	the severity of the impairment;

•	the expected loss of the security as generated by third party software;

•	original and current credit ratings from the rating agencies;

•	underlying credit fundamentals of the collateral backing the securities; and

•	third-party support for default, recovery, prepayment speed and reinvestment price assumptions

NOTE 6 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium	Carrying Value (1)
September 30, 2010:
Bank loans (2)	$910,413	$(28,536)	$881,877
Commercial real estate loans:
Whole loans	422,942	(42)	422,900
B notes	57,645	(142)	57,503
Mezzanine loans	162,513	148	162,661
Total commercial real estate loans	643,100	(36)	643,064
Subtotal loans before allowances	1,553,513	(28,572)	1,524,941
Allowance for loan loss	(39,444)	−	(39,444)
Total	$1,514,069	$(28,572)	$1,485,497

December 31, 2009:
Bank loans (2)	$893,183	$(27,682)	$865,501
Commercial real estate loans:
Whole loans	484,464	(269)	484,195
B notes	81,450	27	81,477
Mezzanine loans	182,523	163	182,686
Total commercial real estate loans	748,437	(79)	748,358
Subtotal loans before allowances	1,641,620	(27,761)	1,613,859
Allowance for loan loss	(47,122)	−	(47,122)
Total	$1,594,498	$(27,761)	$1,566,737

(1)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2010 and December 31, 2009, respectively.

(2)	Amounts include $2.8 million and $8.1 million of bank loans held for sale as of September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010, the Company’s bank loan portfolio consisted of $871.6 million (net of allowance of $10.3 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 0.50% and LIBOR plus 10.50% with maturity dates ranging from March 2011 to December 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 6 – LOANS HELD FOR INVESTMENT – (Continued)

At December 31, 2009, the Company’s bank loan portfolio consisted of $847.7 million (net of allowance of $17.8 million) of floating rate loans, which bore interest ranging between the LIBOR plus 0.50% and LIBOR plus 18.25% with maturity dates ranging from June 2011 to August 2022.

The following is a summary of the Company’s bank loans’ weighted average life, at amortized cost (in thousands):

	September 30,	December 31,
	2010	2009
Less than one year	$6,253	$1,148
One year and less than five years	744,835	801,424
Five years or greater	130,789	62,929
	$881,877	$865,501

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (4)
September 30, 2010:
Whole loans, floating rate (1)	36	$422,900	LIBOR plus 1.50% to LIBOR plus 4.50%	November 2010 to May 2017
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2011 to October 2011
B notes, fixed rate	2	31,003	7.00% to 8.68%	July 2011 to April 2016
Mezzanine loans, floating rate	9	104,048	LIBOR plus 2.15% to LIBOR plus 3.00%	October 2010 to January 2013
Mezzanine loans, fixed rate (3)	5	58,613	8.14% to 11.00%	January 2016 to September 2016
Total (2)	55	$643,064

December 31, 2009:
Whole loans, floating rate (1)	32	$403,890	LIBOR plus 1.50% to LIBOR plus 4.40%	May 2010 to February 2017
Whole loans, fixed rate (1)	6	80,305	6.98% to 10.00%	May 2010 to August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2010 to October 2010
B notes, fixed rate	3	54,977	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	124,048	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2010 to January 2013
Mezzanine loans, fixed rate	5	58,638	8.14% to 11.00%	May 2010 to September 2016
Total (2)	59	$748,358

(1)
Whole loans had $5.8 million in unfunded loan commitments as of September 30, 2010 and $5.6 million as of December 31, 2009.  These commitments are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $29.1 million and $29.3 million recorded as of September 30, 2010 and December 31, 2009, respectively.

(3)	Fixed rate mezzanine loan dates exclude a loan that matured in May 2010 and is in default.

(4)	Maturity dates do not include possible extension options that may be available to the borrowers.

        The above includes three and one commercial real estate loans on non-accrual status as of September 30, 2010 and December 31, 2009, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 6 – LOANS HELD FOR INVESTMENT – (Continued)

During the three months ended September 30, 2010, the Company accepted a bankruptcy court-approved settlement on a portfolio of condominiums that had been in default since July 2009 and after receiving a settlement pay-down of $2.3 million that brought the loan balance to $5.0 million.  After a review of the projected sale proceeds, the Company determined a provision of $648,000 was needed and upon foreclosure, the Company classified the property as property available-for-sale with a fair value of $4.4 million at September 30, 2010.

The following is a summary of the Company’s commercial real estate loans’ weighted average life, at amortized cost (in thousands):

Description	2010		2011	2012 and Thereafter
September 30, 2010:
B notes	$	−	$14,439	$43,063
Mezzanine loans (1)		10,517	−	147,144
Whole loans		1,669	114,820	306,412
Total (2)		$12,186	$129,259	$496,619

(1)	Mezzanine loans exclude one loan with an amortized cost of $5.0 million which matured in May 2010 and is in default.

(2)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrower.

The following table shows the changes in the allowance for loan loss (in thousands):
	Commercial Real Estate Loans	Bank Loans	Total
Allowance for loan loss at January 1, 2009	$15,109	$28,758	$43,867
Provision for loan loss	31,856	26,855	58,711
Loans charged-off	(17,668)	(37,788)	(55,456)
Recoveries	−	−	−
Allowance for loan loss at December 31, 2009	29,297	17,825	47,122
Provision for loan loss	27,294	(1,182)	26,112
Loans charged-off	(27,416)	(6,374)	(33,790)
Recoveries	−	−	−
Allowance for loan loss at September 30, 2010	$29,175	$10,269	$39,444

Net charge-off ratio at December 31, 2009	2.25%	4.00%	3.21%
Net charge-off ratio at September 30, 2010	3.89%	0.70%	2.09%

The following is a summary of the Company’s commercial real estate and bank loans’ allowance for loan loss (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
September 30, 2010:
B notes	$684	1.7%
Mezzanine loans	8,646	21.9%
Whole loans	19,845	50.3%
Bank loans	10,269	26.1%
Total	$39,444

December 31, 2009:
B notes	$666	1.4%
Mezzanine loans	6,453	13.7%
Whole loans	22,177	47.1%
Bank loans	17,825	37.8%
Total	$47,121

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 6 – LOANS HELD FOR INVESTMENT – (Continued)

As of September 30, 2010, the Company had recorded an allowance for loan losses of $39.4 million consisting of a $10.3 million allowance on the Company’s bank loan portfolio and a $29.1 million allowance on the Company’s commercial real estate portfolio as a result of the Company deeming six bank loans and eight commercial real estate loans impaired as well as the maintenance of a general reserve on these portfolios.

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

NOTE 7 –LEASE RECEIVABLES

In May 2010, the Company closed a $120.0 million securitization.  The securitization, LEAF Funding 3, issued equipment-backed securitized notes at a weighted average discounted price of 93.6% with a weighted average interest rate of 7.85% and a weighted average life of 1.89 years.  At closing, $14.4 million of the proceeds were placed into a restricted account and were used as new leases were originated by LEAF Funding 3 together with an additional equity contribution by the Company of approximately $1.1 million.  The notes can be prepaid upon reaching 15% of the original issuance amount through an auction call provision or upon reaching 10% through a standard clean-up.  The transaction was structured and purchased by a third party, who then sold the securitization to the Company.  The Company had $14.8 million of equity invested in LEAF Funding 3 as of September 30, 2010.  The Company evaluated this transaction and determined that the securitization was a VIE and that the Company was the primary beneficiary.  Therefore, the securitization has been consolidated onto the Company’s books.  The Company will do a continuous reassessment of its conclusion, as required.

The Company has the right to require LEAF Funding to repurchase credit impaired contracts or replace such contracts with performing contracts.  LEAF Funding would have to repurchase or provide substitute contracts for each credit impaired contract at an amount equal to the discounted contract balance plus any overdue payments.  The foregoing is limited to 5% of the aggregate discounted contract balance of all of the contracts sold by LEAF Funding to the Company.

The Company’s lease receivables had weighted average initial lease and loan terms of 52 months and 65 months as of September 30, 2010 and December 31, 2009, respectively.  The interest rates on lease receivables range from 8.0% to 14.0% and from 8.0% to 15.0% as of September 30, 2010 and December 31, 2009, respectively.  Investments in leases, net of unearned income, were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Leases, net of unearned income	$79,263	$1,397
Operating leases	19,363	−
Notes receivable	16,848	670
Subtotal	115,474	2,067
Allowance for lease losses	(70)	(1,140)
Total	$115,404	$927

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 7 –LEASE RECEIVABLES – (Continued)

The components of net investment in leases are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Total future minimum lease payments	$91,097	$1,610
Unguaranteed residual	4,237	−
Unearned income	(16,071)	(213)
Total	$79,263	$1,397

The components of net investment in operating leases are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Investment in operating leases	$21,706	$	−
Accumulated depreciation	(2,343)		−
Total	$19,363	$	−

Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases.  Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years.  Rental income consists primarily of monthly periodic rental payments due under the terms of the leases.  The Company recognizes rental income on a straight-line basis and records it as interest income in the consolidated statement of operations.  The Company recognized $2.0 million and $2.9 million, respectively, in rental income during the three and nine months ended September 30, 2010.

The Company evaluates the adequacy of the allowance for credit losses on lease receivables based upon, among other factors, management’s historical experience with the lease receivables portfolios it holds, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of lease receivables, the Company performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  As a result, the Company recorded a provision for lease losses of $250,000 for the nine months ended September 30, 2010.  The Company also recorded a charge-off to the general reserve of $1.4 million during the nine months ended September 30, 2010 to reduce the allowance to $70,000 at September 30, 2010.

The following table shows the changes in the allowance for lease loss (in thousands):

Allowance for lease loss at January 1, 2009	$450
Provision for lease loss	2,672
Leases charged-off	(1,994)
Recoveries	12
Allowance for lease loss at December 31, 2009	1,140
Provision for lease loss	250
Leases charged-off	(1,368)
Recoveries	48
Allowance for lease loss at September 30, 2010	$70

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 8 – BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities, loans and equipment leases, primarily through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.  Certain information with respect to the Company’s borrowings at September 30, 2010 and December 31, 2009 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
September 30, 2010:
RREF CDO 2006-1 Senior Notes (1)	$172,924	1.32%	35.9 years	$220,294
RREF CDO 2007-1 Senior Notes (2)	339,652	0.81%	36.0 years	407,247
Apidos CDO I Senior Notes (3)	319,586	1.07%	6.8 years	310,302
Apidos CDO III Senior Notes (4)	260,550	0.75%	9.7 years	249,887
Apidos Cinco CDO Senior Notes (5)	319,227	0.88%	9.6 years	312,924
Equipment Contract Backed Notes, Series 2010-2 (6)	102,319	5.00%	5.6 years	115,404
Unsecured Junior Subordinated Debentures (7)	51,548	6.45%	25.9 years	−
Total	$1,565,806	1.38%	18.0 years	$1,616,058

December 31, 2009:
RREF CDO 2006-1 Senior Notes (1)	$240,227	1.11%	36.6 years	$267,153
RREF CDO 2007-1 Senior Notes (2)	346,673	0.81%	36.8 years	435,225
Apidos CDO I Senior Notes (3)	319,103	0.86%	7.6 years	290,578
Apidos CDO III Senior Notes (4)	260,158	0.71%	10.5 years	237,499
Apidos Cinco CDO Senior Notes (5)	318,791	0.78%	10.4 years	299,874
Unsecured Junior Subordinated Debentures (7)	51,548	6.19%	26.7 years	−
Total	$1,536,500	1.02%	20.4 years	$1,530,329

(1)
Amount represents principal outstanding of $174.9 million and $243.5 million less unamortized issuance costs of $2.0 million and $3.3 million as of September 30, 2010 and December 31, 2009, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $343.6 million and $351.2 million less unamortized issuance costs of $3.9 million and $4.6 million as of September 30, 2010 and December 31, 2009, respectively.  This CDO transaction closed in June 2007.

(3)
Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $1.9 million as of September 30, 2010 and $2.4 million as of December 31, 2009.  The CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $1.9 million as of September 30, 2010 and $2.3 million as of December 31, 2009.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $2.8 million as of September 30, 2010 and $3.3 million as of December 31, 2009.  This CDO transaction closed in May 2007.

(6)	Amount represents principal outstanding of $103.5 million less unamortized issuance costs of $1.2 million as of September 30, 2010. This transaction closed in May 2010.

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

Collateralized Debt Obligations

Resource Real Estate Funding CDO 2007-1

During the nine months ended September 30, 2010, the Company repurchased $250,000 of the Class J note and $7.5 million of the Class B note in RREF CDO 2007-1 at a weighted average price of 39.00% to par which resulted in a $4.7 million gain, reported as a part of the gain on the extinguishment of debt in the consolidated statements of operations.  There were no such repurchases made during the nine months ended September 30, 2009.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 8 – BORROWINGS – (Continued)

Collateralized Debt Obligations

Resource Real Estate Funding CDO 2006-1

During the three and nine months ended September 30, 2010, the Company repurchased $20.0 million of the Class A-1 notes and $68.6 million of the Class A-1, A-2, B, C and D notes in RREF CDO 2006-1 at a weighted average price of 68.8% and 64.2% to par which resulted in a $6.3 and $24.6 million gain, respectively, reported as a gain on the extinguishment of debt in the consolidated statements of operations.  During the three and nine months ended September 30, 2009, the Company repurchased $14.5 million of the Class D, E, and F notes and $22.0 million of the Class D, E, and F notes in RREF CDO 2006-1 at a weighted average price of 12.3% and 10.8% to par which resulted in a $12.7 million and $19.6 million gain, respectively, reported as a gain on the extinguishment of debt in its consolidated statements of operations.

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

Equipment Contract Backed Notes, Series 2010-2

In May 2010, the Company acquired Equipment Contract Backed Notes, Series 2010-2, issued by LEAF Funding 3, a $120.0 million transaction that provides financing for leases.  The investments held by LEAF Funding 3 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  LEAF Funding 3 issued a total of $120.0 million of senior notes at a weighted average price of $93.52 to unrelated investors generating proceeds of $112.2 million.  The Company will amortize the discount at issuance over the lives of the notes using the effective yield method, adjusted for the effects of estimated prepayments on the notes.  The Company had $14.8 million of equity invested in LEAF Funding 3 as of September 30, 2010.

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

NOTE 9 – SHARE ISSUANCE AND REPURCHASE

On May 25, 2010, the Company sold 8,625,000 shares of common stock, including 1,125,000 shares exercised through the underwriters over-allotment option, at a price of $5.25 per share.  The Company received net proceeds of approximately $42.8 million after payment of underwriting discounts and commissions of approximately $2.5 million and other offering expenses of approximately $197,000.

Under a dividend reinvestment plan authorized by the board of directors on March 22, 2010, the Company is authorized to issue up to 8.0 million shares of common stock.  Under this plan, which succeeded the June 2008 plan, the Company has issued 5,822,290 shares, at a weighted-average share price of $6.28 per share, and received proceeds of $53.6 million (net of costs) as of September 30, 2010.

Under a dividend reinvestment plan authorized by the board of directors on June 12, 2008, the Company was authorized to issue up to 5.5 million shares of common stock.  Under this plan, the Company had issued 3.1 million shares of common stock during the three months ended March 31, 2010 at a weighted-average share price of $5.91 per share and received proceeds of $18.0 million (net of costs).  The Company had issued 5.0 million shares of common stock under this plan.

Under a share repurchase plan authorized by the board of directors on July 26, 2007, the Company is authorized to repurchase up to 2.5 million of its outstanding common shares.  No shares were repurchased during the nine months ended September 30, 2010.  The Company has repurchased a total of 1,663,000 shares under this program as of September 30, 2010.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 10 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2010	52,632	384,687	437,319
Issued	16,939	320,800	337,739
Vested	(52,632)	(187,469)	(240,101)
Forfeited	−	−	−
Unvested shares as of September 30, 2010	16,939	518,018	534,957

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the nine months ended September 30, 2010 and 2009, including shares issued to the five non-employee directors, was $1.8 million and $709,000, respectively.

On April 12, 2010, the Company issued 4,895 shares of restricted common stock under its 2005 Stock Incentive Plan.  These restricted shares will vest 33.3% on each of April 12, 2011, 2012 and 2013.

On February 10, 2010, the Company issued 142,501 shares of restricted common stock under its 2005 Stock Incentive Plan and 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on each of February 10, 2011, 2012 and 2013.

On February 1, 2010 and March 8, 2010, the Company granted 4,083 and 12,856 shares of restricted stock, respectively, under its 2005 Stock Incentive Plan and 2007 Omnibus Equity Compensation Plan, respectively, to the Company’s non-employee directors as part of their annual compensation.  These shares vest in full on the first anniversary of the date of grant.

On January 14, 2010, the Company issued 173,404 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on each of January 22, 2011, 2012 and 2013.

The following table summarizes stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2010	607,666	$14.99
Granted	−	−
Exercised	−	−
Forfeited	(5,000)	15.00
Outstanding as of September 30, 2010	602,666	$14.99	5	$564
Exercisable at September 30, 2010	602,666	$14.99	5	$564

The stock options have a remaining contractual term of five years.  Upon exercise of options, new shares are issued.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 10 – SHARE-BASED COMPENSATION – (Continued)

The following table summarizes the status of the Company’s unvested stock options as of September 30, 2010:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	21,666		$14.88
Granted	−	$	−
Vested	(21,666)		$14.88
Forfeited	−	$	−
Unvested at September 30, 2010	−	$	−

The stock options have a remaining contractual term of five years.  Upon exercise of options, new shares are issued.

The following table summarizes the status of the Company’s vested stock options as of September 30, 2010:

Vested Options	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2010	586,000		$14.99
Vested	21,666		$14.88
Exercised	−	$	−
Forfeited	(5,000)		$15.00
Vested as of September 30, 2010	602,666		$14.99	5	$564

The stock option transactions are valued using the Black-Scholes model using the following assumptions:

As of September 30,
2010
Expected life	5 years
Discount rate	1.09%
Volatility	80.70%
Dividend yield	15.75%

The estimated fair value of each option granted for the three months ended September 30, 2010 and the year ended December 31, 2009 was $0.936 and $0.897, respectively.  For the three months ended September 30, 2010 and 2009, the components of equity compensation expense were as follows (in thousands):

	Three Month Ended September 30,			Nine Month Ended September 30,
	2010		2009	2010	2009
Options granted to Manager and non-employees	$	−	$13	$11	$14
Restricted shares granted to Manager and non-employees		516	680	1,368	976
Restricted shares granted to non-employee directors		28	28	84	84
Total equity compensation expense		$544	$721	$1,463	$1,074

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 10 – SHARE-BASED COMPENSATION – (Continued)

During the three and nine months ended September 30, 2010, the Manager received 124,688 and 198,503 shares as incentive compensation valued at $2.9 million and $4.4 million, respectively pursuant to the Management Agreement.  During the three and nine months ended September 30, 2009, the Manager received 26,097 shares as incentive compensation valued at $98,000 pursuant to the Management Agreement.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of September 30, 2010.  All awards are discretionary in nature and subject to approval by the compensation committee.

NOTE 11 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic:
Net income (loss)	$14,053	$11,528	$28,821	$(5,751)
Weighted average number of shares outstanding	52,273,307	24,112,240	44,947,256	24,321,007
Basic net income (loss) per share	$0.27	$0.48	$0.64	$(0.24)

Diluted:
Net income (loss)	$14,053	$11,528	$28,821	$(5,751)
Weighted average number of shares outstanding	52,273,307	24,112,240	44,947,256	24,321,007
Additional shares due to assumed conversion of dilutive instruments	305,577	264,441	256,265	−
Adjusted weighted-average number of common shares outstanding	52,578,884	24,376,681	45,203,521	24,321,007
Diluted net income (loss) per share	$0.27	$0.47	$0.64	$(0.24)

Potentially dilutive shares relating to 88,147 shares of restricted stock are not included in the calculation of diluted net loss per share for the nine months ended September 30, 2009 because the effect would have been anti-dilutive.

NOTE 12 – RELATED PARTY TRANSACTIONS

Relationship with Resource America and Certain of its Subsidiaries

At September 30, 2010, Resource America owned 2,390,512 shares, or 4.4%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.

The Company is managed by the Manager pursuant to the management agreement that provides for both base and incentive management fees.  For the three and nine months ended September 30, 2010, the Manager earned base management fees of approximately $1.4 million and $3.9 million, respectively, and incentive management fees of $3.0 million and $5.9 million, respectively, for the three and nine months ended September 30, 2010.  For the three and nine months ended September 30, 2009, the Manager earned base management fees of approximately $877,000 and $2.8 million, respectively, and $3.1 million of incentive management fees during the three and nine months ended September 30, 2009.  The Company may also reimburse the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  On October 16, 2009, the Company entered into an amendment to the management agreement.  Pursuant to the amendment, the Manager must provide the Company with a Chief Financial Officer and three accounting professionals, each of whom will be exclusively dedicated to the operations of the Company.  The Manager must also provide the Company with a director of investor relations who will be 50% dedicated to the Company’s operations.  The Company will bear the expense of the wages, salaries and benefits of the Chief Financial Officer and three accounting professionals and 50% of the salary and benefits of the director of investor relations.  For the three and nine months ended September 30, 2010, the Company paid the Manager $497,000 and $1.4 million, respectively, as expense reimbursements.  For the three and nine months ended September 30, 2009, the Company paid the Manager $130,000 and $427,000, respectively, as expense reimbursements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with Resource America and Certain of its Subsidiaries

At September 30, 2010, the Company was indebted to the Manager for base management fees of $497,000, incentive management fees of $3.1 million and for the reimbursement of expenses of $233,000.  At December 31, 2009, the Company was indebted to the Manager for base management fees of $371,000, incentive management fees of $1.5 million and expense reimbursements of $129,000.  These amounts are included in accounts payable and other liabilities.

The Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company’s interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly owned properties and the properties underlying the mortgage loans to enhance their value.  The Company acquired the membership interests for $2.1 million.  The agreement requires the Company to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  The investment balance of $5.0 million and $2.1 million at September 30, 2010 and December 31, 2009, respectively, is recorded as an investment in unconsolidated entities on the Company’s consolidated balance sheet.

On January 15, 2010, the Company made a loan of $2.0 million to Resource Capital Partners, Inc. so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P.  The loan is secured by Resource Capital Partner’s partnership interest in the Resource Real Estate Opportunity Fund, L.P.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest payments are due quarterly commencing on April 15, 2010.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represents a return of Resource Capital Partners, Inc.’s capital.  The loan matures on January 14, 2015, with an option to extend for two additional periods of 12 months each.

On March 5, 2010, the Company entered into a promissory note with Lease Equity Appreciation Fund II, L.P. (“LEAF II”), that provides an $8.0 million credit facility to LEAF II, of which all $8.0 million was funded by March 31, 2010, for a one year term at 12% payable quarterly, with a 1% loan origination fee which is secured by the all assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding, LLC.  The facility matures on March 3, 2011.

The Company allocated an initial investment of $5.0 million in structured notes.  Resource Capital Markets, Inc., a wholly-owned subsidiary of Resource America, commenced trading in these privately issued securities through the Company’s TRS during the nine months ended September 30, 2010.  The Company has since reinvested some of the gains from this activity and holds $11.9 million of these trading securities, at market on September 30, 2010.

Relationship with LEAF Financial Corp.

LEAF Financial Corp. (“LEAF”), a majority-owned subsidiary of Resource America, originates and manages lease receivables on the Company’s behalf.  On May 27, 2010, the Company closed a $120.0 million securitization adding to the Company’s existing lease receivables.  The securitization, LEAF Funding 3, issued equipment-backed securitized notes at a weighted average discounted price of 93.6%.  At closing, $14.4 million of proceeds were placed into a restricted account.  As of September 30, 2010, all proceeds related to the commitment have been funded.  The Company had $14.8 million of equity invested in LEAF Funding 3 as of September 30, 2010.

The Company purchases equipment leases and notes from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs.  For the three and nine months ended September 30, 2010, the Company had acquired $4.6 million and $126.5 million, respectively, of notes from LEAF, including $102,000 of origination cost reimbursements in each period.  These acquisitions are directly related to the LEAF Funding 3 securitization discussed above.  In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s lease receivables.  On May 27, 2010, as a result of the Purchase and Sale Agreement with respect to LEAF Funding 3 between the Company and LEAF, LEAF agreed to waive any and all servicing fees on the leases sold from that period forward.  At September 30, 2010 and December 31, 2009, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of $22,000 and $8,000, respectively.  LEAF servicing fees for the three and nine months ended September 30, 2010 were $22,000 and $66,000, respectively, as compared to $7,000 and $500,000 for the three and nine months ended September 30, 2009, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with LEAF Financial Corp. – (Continued)

The Company has the right to require LEAF Funding to repurchase credit impaired contracts or replace such contracts with performing contracts.  LEAF Funding would have to repurchase or provide substitute contracts for each credit impaired contract at an amount equal to the discounted contract balance plus any overdue payments.  The foregoing is limited to 5% of the aggregate discounted contract balance of all of the contracts sold by LEAF Funding to the Company.

During the three and nine months ended September 30, 2010, the Company sold two loans back to LEAF at a price equal to their book value.  The total sale proceeds received $140,000.  During the three and nine months ended September 30, 2009, the Company did not sell any notes back to LEAF.

Relationship with Resource Real Estate

Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At September 30, 2010 and December 31, 2009, the Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio.

Relationship with Law Firm

Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood.  For the three and nine months ended September 30, 2010, the Company paid Ledgewood approximately $22,000 and $233,000, respectively, for legal services as compared to $71,000 and $172,000 for the three and nine months ended September 30, 2009, respectively.

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

The Company’s 2010 dividends will be determined by the Company’s board of directors which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional common shares.  Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  However, the Internal Revenue Service, in Revenue Procedures 2009-15 and 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITs.  These Revenue Procedures apply to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011.  They provide that publicly-traded REITs can distribute stock (common shares in the Company’s case) to satisfy their REIT distribution requirements if stated conditions are met.  These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  The Company did not use these Revenue Procedures with respect to any distributions for its 2008 and 2009 taxable years.

On September 16, 2010, the Company declared a quarterly distribution of $0.25 per share of common stock, $13.7 million in the aggregate, which was paid on October 26, 2010 to stockholders of record as of September 30, 2010.

On June 10, 2010, the Company declared a quarterly distribution of $0.25 per share of common stock, $12.8 million in the aggregate, which was paid on July 27, 2010 to stockholders of record as of June 30, 2010.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 13 – DISTRIBUTIONS – (Continued)

On March 18, 2010, the Company declared a quarterly distribution of $0.25 per share of common stock, $10.1 million in the aggregate, which was paid on April 27, 2010 to stockholders of record as of March 31, 2010.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In analyzing the fair value of its investments accounted for on a fair value basis, the Company follows the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:

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

The Company reports its investment securities available-for-sale at fair value.  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon when the position was purchased.

For securities purchased in 2009 and thereafter, the Company obtains a quote from a dealer, which typically will be the dealer who sold the Company the security.  The Company has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  As a result of how the dealers develop their quotes, the market illiquidity and low levels of trading activity as of December 31, 2009, the Company categorized all of these investment securities available-for-sale in Level III in the fair value hierarchy.  Due to the increased level of trading activity in 2010, the Company moved some of these securities into Level II in the fair value hierarchy.  The Company evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote the Company receives and the value indicated by its valuation models, the Company will evaluate the difference.  As part of that evaluation, the Company will discuss the difference with the dealer, who may revise their quote based upon these discussions.  Alternatively, the Company may revise its valuation models.

For investment securities available-for-sale purchased prior to 2009, the Company determines fair value based on taking a weighted average of the following three measures:

•	dealer quotes, as described above;

•	quotes on more actively-traded, higher-rated securities issued in a similar time period, adjusted for differences in rating and seniority; and

•
the value resulting from an internal valuation model using an income approach based upon an appropriate risk-adjusted yield, time value and projected losses using default assumptions based upon an historical analysis of underlying loan performance.

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
SEPTEMBER 30, 2010
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

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1		Level 2	Level 3		Total
Assets:
Investment securities available-for-sale	$	−	$49,218		$14,458	$63,676
Investment securities trading		−	−		11,938	11,938
Total assets at fair value	$	−	$49,218		$26,396	$75,614

Liabilities:
Derivatives (net)	$	−	$16,022	$	−	$16,022
Total liabilities at fair value	$	−	$16,022	$	−	$16,022

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2010	$44,542
Total gains or losses (realized/unrealized):
Included in earnings	3,781
Purchases	14,531
Transfers out of Level 3	(49,218)
Unrealized gains – included in accumulated other comprehensive income	12,760
Ending balance, September 30, 2010	$26,396

The Company had $4.5 million and $10.5 million of losses included in earnings during the three and nine months ended September 30, 2010, respectively, due to other-than-temporary impairment charges with respect to one and three securities during the three and nine months ended September 30, 2010, respectively.  The Company had $895,000 and $6.6 million of losses included in earnings during the three and nine months ended September 30, 2009, respectively, due to other-than-temporary impairment charges with respect to two assets during the three and nine months ended September 30, 2009.  These losses are included in the consolidated statement of operations as net impairment losses recognized in earnings.

Loans held for sale consist of bank loans identified for sale due to credit issues.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as recurring Level 2.  The amount of the adjustment for fair value for bank loans held for sale for the three and nine months ended September 30, 2010 were losses of $91,000 and $94,000, respectively.  For the Company’s commercial real estate, or CRE loans, where there is no market, the loans are measured third-party using cash flows and other valuation techniques and these loans are classified as nonrecurring Level 3.  For the three and nine months ended September 30, 2010, there were $1.5 million and $31.1 million, respectively of nonrecurring fair value losses which are included in the consolidated statement of operations as provision for loan and lease losses.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

Property available-for-sale is estimated based on recent sales prices of prior similar condominium units in the property and the appraised value of a similar condominium unit in the property less costs to sell.

The following table presents information about the Company’s assets subject to fair value adjustments (impairment) on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands) for the nine months ended September 30, 2010 (in thousands):

	Level 1		Level 2	Level 3		Total
Assets:
Loans held for sale	$	−	$2,824	$	−	$2,824
Impaired loans		−	3,219		90,027	93,246
Property available-for-sale		−	−		4,444	4,444
Total assets at fair value	$	−	$6,043		$94,471	$100,514

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

	Fair Value of Financial Instruments
	(in thousands)
	September 30, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Loans held-for-investment	$1,482,673	$1,462,544	$1,590,088	$1,536,946
CDOs	$1,411,939	$880,147	$1,484,952	$857,262
Junior subordinated notes	$51,548	$18,042	$51,548	$18,042

NOTE 15 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

At September 30, 2010, the Company had 10 interest rate swap contracts outstanding whereby the Company will pay an average fixed rate of 5.17% and receive a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $167.1 million at September 30, 2010.  In addition, the Company also has one interest rate cap agreement with a notional amount of $14.8 million outstanding whereby it reduced its exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through the consolidated statement of operations.

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
SEPTEMBER 30, 2010
(Unaudited)

NOTE 15 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS – (Continued)

The estimated fair value of the Company’s interest rate swaps was ($16.0) million and ($12.8) million as of September 30, 2010 and December 31, 2009, respectively.  The Company had aggregate unrealized losses of $17.4 million and $14.6 million on the interest rate swap agreements as of September 30, 2010 and December 31, 2009, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the life of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the life of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the life of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the life of the terminated swap and the amortization is reflected in interest expense in the Company’s consolidated statements of operations.

The following tables present the fair value of the Company’s derivatives not designated as hedging instruments per Accounting Standards Codification (“ASC”) 815 as well as their classification on the balance sheet as of September 30, 2010 and on the consolidated statement of operations for the three and nine months ended September 30, 2010:

Fair Value of Derivative Instruments as of September 30, 2010 (in thousands)
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate cap agreement	$14,841	Derivatives, at fair value	$	−

Interest rate swap contracts	$167,057	Derivatives, at fair value		$(16,022)
		Accumulated other comprehensive loss		$16,022

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended September 30, 2010 (in thousands)
	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Interest rate cap agreement	$14,841	Interest expense	$2

Interest rate swap contracts	$167,057	Interest expense	$2,125

The Effect of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2010 (in thousands)
	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Interest rate cap agreement	$14,841	Interest expense	$46

Interest rate swap contracts	$167,057	Interest expense	$7,294

(1)	Negative values indicate a decrease to the associated balance sheet or consolidated statement of operations line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010
(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the unaudited consolidated financial statements, other than listed below.

The Company received $9.1 million in proceeds related to the issuance of 1,453,672 shares of common stock on the Company’s dividend reinvestment plan during October 2010.

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

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, senior interests in first mortgage loans, or A notes, junior interests in first mortgage loans, or B notes, mezzanine debt, CMBS, bank loans, lease receivables, investments in real estate joint ventures, structured notes and other asset-backed securities, or ABS.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments comprises a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loans, CMBS, lease receivables and other ABS, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as a long-term financing source.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as a long-term financing source.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

Ongoing problems in real estate and credit markets continue to impact our operations, particularly our ability to generate capital and financing to execute our investment strategies.  These problems have also affected a number of our commercial real estate borrowers and, with respect to 32 of our CRE loans, caused us to enter into loan modifications.  We have increased our provision for loan and lease losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of the CMBS and other ABS in our investment portfolio.  While we believe we have appropriately valued the assets in our investment portfolio at September 30, 2010, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.

Our relative inability since 2008 to access credit markets has impacted our financing and investing strategies and, as a result, our ability to originate new investments and to grow.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio has largely disappeared, although we were able to securitize and finance notes during the second quarter of 2010.  Short-term financing through warehouse lines of credit and repurchase agreements also has been largely unavailable.  However, we continue to see indications that the CRE term financing market may become more active as well as the bank loan financing market.  However, we caution investors that even if credit through these markets becomes more available, we may be unable to access those markets on economically favorable terms, or at all.

(Back to Index)

(Back to Index)

Credit market conditions and an unstable economy have also resulted in an increasing number of loan modifications, particularly in our commercial real estate loans.  Borrowers have experienced deterioration in the performance of the properties we have financed or delays in implementing their business plans.  In order to assist our borrowers in effectuating their business plans, including the leasing and repositioning of the underlying assets, we have been willing to enter into loan modifications that would adapt our financing to their particular situations.  The most common loan modifications have included term extensions and modest interest rate reductions through the lowering of London Interbank Offered Rate, or LIBOR, floors, offset by increased interest rate spreads over LIBOR.  In exchange for the loan modifications, we have received partial principal paydowns, new equity investment commitments in the properties from the borrowers or their principals, additional fees and other structural improvements and enhancements to the loans.  Since the beginning of 2008 through September 30, 2010, we have modified 32 CRE loans.  Management determined that seven of these modifications were due to financial distress of the borrowers and accordingly, qualified as troubled debt restructurings.  We expect that we may have more CRE loan modifications, including troubled debt restructurings, in the future.

Since the beginning of 2008 through September 30, 2010, we have sought to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations.  The following is a summary of repayments we received during the nine months ended September 30, 2010:

•	$47.6 million of commercial real estate loan principal repayments;

•	$36.8 million of commercial real estate loan sale proceeds;

•	$154.9 million of bank loan principal repayments; and

•	$46.7 million of bank loan sale proceeds.

During the latter half of 2009 and through September 30, 2010, we have also sought to manage liquidity through the sale of common stock.  During the latter half of 2009 and the nine months ended September 30, 2010, we obtained $52.3 million and $96.1 million, respectively, through a combination of secondary offerings of our common stock in December 2009 and May 2010 and sales of our common stock under our Dividend Reinvestment Plan (“DRIP”).

We have also used recycled capital in our CRE CDO and bank loan collateralized loan obligation, or CLO, structures to make new investments at discounts to par.  This reinvested capital and the related discount will produce additional income as the discount is accreted through interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CDO and CLO structures since we receive credit in these structures for these investments at par.  During 2010 and 2009, we purchased CMBS with a combined par value of $78.9 million with a discount to par of 40.8% and bank loans of $509.7 million with a discount to par of 9.0%.  From the net discounts of approximately $32.1 million and $45.9 million, we expect to recognize income from accretion of these discounts of approximately $5.0 million and $9.3 million in our CMBS and bank loan portfolio, respectively, during 2010.

In October 2010, we originated two new CRE loans totaling $17.9 million as part of our capital recycling effort.

As of September 30, 2010, we had no outstanding repurchase agreements.

We expect to continue to generate net investment income from our current investment portfolio and generate dividends for our shareholders.

As of September 30, 2010, we had invested 77.9% of our portfolio in CRE assets, 17.9% in commercial bank loans, 2.7% in leases and 1.5% in structured notes.  As of December 31, 2009, we had invested 76.4% of our portfolio in CRE assets, 23.2% in commercial bank loans and 0.4% in leases.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the provision for credit losses, recovery of deferred tax assets, fair value of investment securities, potential impairment of investment and trading securities, guarantees and certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, see the discussion of our Annual Report on Form 10-K for the year ended December 31, 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations − Critical Accounting Policies and Estimates.”

(Back to Index)

(Back to Index)

Results of Operations − Three and Nine Months Ended September 30, 2010 as compared to
Three and Nine Months Ended September 30, 2009

Our net income for the three and nine months ended September 30, 2010 was $14.1 million, or $0.27 per weighted average common share (basic and diluted) and $28.8 million, or $0.64 per weighted average common share (basic and diluted), respectively, as compared to net income of $11.5 million, or $0.48 per weighted average common share (basic and diluted) and a net loss of $88,000, or ($0.00) per weighted average common share (basic and diluted) for the three and nine months ended September 30, 2009, respectively.

Interest Income

The following table sets forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income from loans:
Bank loans	$11,491	4.95%	$910,664	$8,444	3.64%	$917,495
Commercial real estate loans	8,106	4.83%	$672,146	11,763	5.95%	$783,862
Total interest income from loans	19,597			20,207

Interest income from securities:
CMBS	2,620	7.26%	$144,379	1,509	6.25%	$95,334
Securities held-to-maturity	403	4.46%	$35,635	397	4.84%	$34,256
Other ABS	113	19.67%	$2,300	−	N/A	N/A
Total interest income from securities available-for-sale	3,136			1,906

Leasing (1)	4,614	18.40%	$98,037	11	1.70%	$2,603

Interest income – other:
Preference payments on structured notes	1,474	199.77%	$2,952	−	N/A	N/A
Temporary investment in over-night repurchase agreements	428	N/A	N/A	377	N/A	N/A
Total interest income − other	1,902			377
Total interest income	$29,249			$22,501

(1)	Leasing interest income includes $2.0 million of rental income on operating leases which are included within the May 2010 securitization.

(Back to Index)

(Back to Index)

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income from loans:
Bank loans	$31,784	4.60%	$910,758	$25,863	3.77%	$923,324
Commercial real estate loans	25,301	4.73%	$704,173	38,470	6.39%	$792,070
Total interest income from loans	57,085			64,333

Interest income from securities:
CMBS	7,694	7.33%	$138,970	3,274	5.32%	$81,281
Securities held-to-maturity	1,058	3.81%	$35,796	1,400	5.68%	$32,399
Other ABS	153	8.87%	$2,300	−	N/A	N/A
Total interest income from securities available-for-sale	8,905			4,674

Leasing (1)	6,777	17.65%	$49,857	4,337	8.60%	$65,300

Interest income – other:
Preference payments on structured notes	1,590	192.26%	$1,103	−	N/A	N/A
Temporary investment in over-night repurchase agreements	1,061	N/A	N/A	1,053	N/A	N/A
Total interest income − other	2,651			1,053
Total interest income	$75,418			$74,397

(1)	Leasing interest income includes $2.9 million of rental income on operating leases which are included within the May 2010 securitization.

Aggregate interest income increased $6.7 million (30%) and $1.0 million (1%) to $29.2 million and $75.4 million for the three and nine months ended September 30, 2010, respectively, from $22.5 million and $74.4 million for the three and nine months ended September 30, 2009, respectively.  We attribute these increases to the following:

Interest Income from Loans

Aggregate interest income from loans decreased $610,000 (3%) and $7.2 million (11%) to $19.6 million and $57.1 million for the three and nine months ended September 30, 2010, respectively from $20.2 million and $64.3 million for the three and nine months ended September 30, 2009, respectively.

Commercial real estate loans produced $8.1 million and $25.3 million of interest income for the three and nine months ended September 30, 2010, respectively, as compared to $11.8 million and $38.5 million for the three and nine months ended September 30, 2009, respectively, decreases of $3.7 million (31%) and $13.2 million (34%), respectively.  These decreases are the result of the following:

•
a decrease in the weighted average balance of $111.7 million and $87.9 million on our commercial real estate loans to $672.1 million and $704.2 million for the three and nine months ended September 30, 2010, respectively, from $783.9 million and $792.1 million for the three and nine months ended September 30, 2009, respectively, primarily as a result of payoffs and paydowns and, to a lesser extent, write-offs of impaired loans; and

•
a decrease in the weighted average interest yield to 4.83% and 4.73% for the three and nine months ended September 30, 2010, respectively from 5.95% and 6.39% for the three and nine months ended September 30, 2009, respectively.  The reduced rate is primarily due to decreases in loans with LIBOR floors, which is a reference index for the rates payable on these loans, from loan modifications during 2009 and 2010.  At September 30, 2010, we had $166.1 million of loans with a weighted average LIBOR floor of 1.98% as compared to $345.2 million of loans with a weighted average LIBOR floor of 2.68% at September 30, 2009.

(Back to Index)

(Back to Index)

The decrease in interest income on commercial real estate loans was partially offset an increase in interest income on bank loans.

Bank loans generated $11.5 million and $31.8 million of interest income for the three and nine months ended September 30, 2010, respectively, as compared to $8.4 million and $25.9 million for the three and nine months ended September 30, 2009, increases of $3.1 million (36%) and $5.9 million (23%), respectively.  These increases were primarily the result of an increase in accretion income of $1.9 million and $5.9 million for the three and nine months ended September 30, 2010, respectively, to $3.5 million and $9.6 million for the three and nine months ended September 30, 2010, respectively, from $1.6 million and $3.7 million for the three and nine months ended September 30, 2009, respectively.  The increase in accretion income is the result of the purchase of $58.0 million and $224.2 million of bank loans at discounts and the accretion of those discounts into income.  These discounted loan purchases are made as we reinvest the proceeds from loan payoffs from our borrowers and from the loans we have sold, typically for credit reasons.

The increase in bank loan accretion income was partially offset by a decrease in the weighted average balance on these loans of $6.8 million and $12.6 million to $910.7 million and $910.8 million for the three and nine months ended September 30, 2010, respectively, from $917.5 million and $923.3 million for the three and nine months ended September 30, 2009, respectively, as a result of write-off of several loans in the last quarter of 2009 and the first quarter of 2010 as well as the timing of when loans were sold and the proceeds reinvested.

Interest Income from Securities

Aggregate interest income from securities increased $1.2 million (65%) and $4.2 million (91%) to $3.1 million and $8.9 million for the three and nine months ended September 30, 2010, respectively, from $1.9 million and $4.7 million for the three and nine months ended September 30, 2009, respectively.

Interest income from CMBS increased $1.1 million (74%) and $4.4 million (135%) to $2.6 million and $7.7 million for the three and nine months ended September 30, 2010, respectively, from $1.5 million and $3.3 million for the three and nine months ended September 30, 2009, respectively.  These increases resulted primarily from the following:

•
an increase of $724,000 and $2.7 million in accretion income to $1.2 million and $3.4 million for the three and nine months ended September 30, 2010, respectively, from $447,000 and $667,000 for the three and nine months ended September 30, 2009 respectively.  The increase in accretion income results from the purchase of $82.1 million of CMBS at discounts during the last quarter of 2009 and during 2010 and accretion of those discounts into income.  These discounted security purchases are made as we reinvest the proceeds from the loan and security payoffs from our borrowers and from the loans and securities we have sold, typically for credit reasons, and

•
an increase of the weighted average balance of our CMBS of $49.0 million and $57.7 million to $144.4 million and $139.0 million for the three and nine months ended September 30, 2010, respectively, from $95.3 million and $81.3 million for the three and nine months ended September 30, 2009, respectively, as a result of the purchase of $82.1 million of securities during the last quarter of 2009 and during 2010.

Income from securities held-to-maturity increased $6,000 (2%) and decreased $342,000 (24%) to $403,000 and $1.1 million for the three and nine months ended September 30, 2010, respectively, from $397,000 and $1.4 million for three and nine months ended September 30, 2009, respectively.  The decrease for the nine months ended September 30, 2010 is primarily attributed to a decrease in the weighted average yield earned by these securities to 3.81% for the nine months ended September 30, 2010 from 5.68% for the nine months ended September 30, 2009, principally as a result of the decrease in LIBOR which is a reference index for the rates earned on these securities.

Interest Income − Leasing

Our lease portfolio generated $4.6 million and $6.8 million of interest income for the three and nine months ended September 30, 2010, respectively, as compared to $11,000 and $4.3 million of interest income for the three and nine months ended September 30, 2009, respectively, increases of $4.6 million (41,845%) and $2.4 million (56%), respectively.  This increase for the three and nine months September 30, 2010 was due to the addition of a $120.0 million new pool of leases during the nine months ended September 30, 2010 financed by a new securitization.  The increase for the nine months ended September 30, 2010 was partially offset by the sale of the majority of our legacy leasing portfolio, at par, as of June 30, 2009.  The legacy portfolio was sold to reduce our leverage and exposure to certain lease receivables that were underwritten under dated, more aggressive, credit standards.  In May 2010, we acquired a new leasing portfolio which was underwritten with stricter credit standards, longer term debt and the option of prepayment of notes upon meeting specific terms, which combined yields more attractive risk-adjusted returns than our legacy portfolio.

(Back to Index)

(Back to Index)

Interest Income − Other

Aggregate interest income-other increased $1.5 million (405%) and $1.6 million (152%) to $1.9 million and $2.7 million for the three and nine months ended September 30, 2010, respectively, as compared to $377,000 and $1.1 million for the three and nine months ended September 30, 2009, respectively.  Preference payments on structured notes generated $1.5 million and $1.6 million for the three and nine months ended September 30, 2010, respectively.  We had not invested in these securities during the three and nine months ended September 30, 2009.  This income is cash received on our investments in structured finance notes.  These payments vary from period to period and do not have a contractual interest rate associated with the underlying notes or shares.

Interest Expense

The following tables set forth information relating to our interest expense incurred for the periods presented (in thousands, except percentages):

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$2,651	1.15%	$906,000	$3,114	1.35%		$906,000
Commercial real estate loans	1,941	1.49%	$521,576	2,460	1.46%		$645,929
Leasing	2,443	8.86%	$107,875	−	N/A	$	−
General	3,054	5.37%	$217,174	3,629	4.92%		$278,290
Total interest expense	$10,089			$9,203

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$7,185	1.05%	$906,000	$12,987	1.90%	$906,000
Commercial real estate loans	6,271	1.53%	$552,183	7,738	1.52%	$657,752
Leasing	3,462	8.80%	$51,889	2,143	4.63%	$58,858
General	10,037	5.38%	$236,827	12,960	4.92%	$337,693
Total interest expense	$26,955			$35,828

Aggregate interest expense increased $886,000 (10%) and decreased $8.9 million (25%) to $10.1 million and $27.0 million for the three and nine months ended September 30, 2010, respectively, from $9.2 million and $35.8 million for the three and nine months ended September 30, 2009, respectively.  We attribute these changes to the following:

Interest expense on bank loans was $2.7 million and $7.2 million for the three and nine months ended September 30, 2010, respectively, as compared to $3.1 million and $13.0 million for the three and nine months ended September 30, 2009, respectively, decreases of $463,000 million (15%) and $5.8 million (45%), respectively.  These decreases resulted from a decrease in the weighted average yield on the debt to 1.15% and 1.05% for the three and nine months ended September 30, 2010, respectively, from 1.35% and 1.90%, respectively, for the three and nine months ended September 30, 2009, respectively, due to the decrease in three month LIBOR which is a reference index for the rates payable on most of these notes.

Interest expense on commercial real estate loans was $1.9 million and $6.3 million for the three and nine months ended September 30, 2010, respectively, as compared to $2.5 million and $7.7 million for the three and nine months ended September 30, 2009, respectively, decreases of $519,000 (21%) and $1.5 million (19%), respectively.  These decreases resulted primarily from a decrease in the weighted average balance of the related financings of $124.4 million and $105.6 million to $521.6 million and $552.2 million for the three and nine months ended September 30, 2010, respectively, as compared to $645.9 million and $657.8 million for the three and nine months ended September 30, 2009, respectively, primarily due to the repurchase of $131.9 million of notes in 2009 and 2010.

General interest expense was $3.1 million and $10.0 million for the three and nine months ended September 30, 2010, respectively, as compared to $3.6 million and $13.0 million for the three and nine months ended September 30, 2009, respectively, decreases of $575,000 (16%) and $2.9 million (23%), respectively.  These decreases were primarily from the sale of our legacy leasing portfolio, at par, as of September 30, 2009, which also resulted in the transfer of the related interest rate hedges and a decrease in that associated cost.

(Back to Index)

(Back to Index)

These decreases in interest expense were fully offset for the three months ended September 30, 2010 and partially offset for the nine months ended September 30, 2010 as a result of interest expense financing related to our leasing portfolio which was $2.4 million and $3.5 million for the three and nine months ended September 30, 2010, respectively, as compared to $0 and $2.1 million for the three and nine months ended September 30, 2009, respectively, increases of $2.4 million and $1.3 million (62%) for the three and nine months ended September 30, 2010, respectively.  These increases are the result of the addition of a new securitization entered into in April 2010 in conjunction with a $120.0 million pool of new leases.  The increase for the nine months ended was partially offset by a decrease in expense related to our legacy leasing portfolio when the debt was transferred to Resource America at the time the portfolio was sold on June 30, 2009.

Operating Expenses

The following table sets forth information relating to our expenses incurred for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Management fees - related party	$4,405	$3,954	$9,845	$5,880
Equity compensation - related party	544	721	1,463	1,074
Professional services	491	739	2,186	2,792
Insurance	184	220	576	609
Depreciation on operating leases	1,658	−	2,343	−
General and administrative	721	410	2,232	1,277
Income tax expense (benefit)	4,068	6	5,305	(16)
Total operating expenses	$12,071	$6,050	$23,950	$11,616

Management fees–related party increased $451,000 (11%) and $4.0 million (67%) to $4.4 million and $9.8 million for the three and nine months ended September 30, 2010, respectively, as compared to $4.0 million and $5.9 million for the three and nine months ended September 30, 2009, respectively.  The base management fees increased by $557,000 (63%) and $1.1 million (39%) to $1.4 million and $3.9 million for the three and nine months ended September 30, 2010, respectively as compared to $877,000 and $2.8 million for the three and nine months ended September 30, 2009, respectively.  The increases in the base management fee were due to increased stockholders’ equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $43.4 million and $42.8 million of net proceeds from our common stock offerings completed in December 2009 and May 2010, respectively, and from our receipt of $53.6 million of net proceeds from the sales of common stock through our Dividend Reinvestment Plan, or DRIP during the nine months ended September 30, 2010.  Incentive management fees decreased $105,000 (3%) and increased $2.9 million (93%) to $3.0 million and $5.9 million for the three and nine months ended September 30, 2010, respectively from $3.1 million for the three and nine months ended September 30, 2009.  The increase in incentive management fees, which is based on net income above a specified threshold, is directly attributable to the net income increase for both periods.

Equity compensation – related party decreased $177,000 (25%) and increased $389,000 (36%) to $544,000 and $1.5 million for the three and nine months ended September 30, 2010, respectively, from $721,000 and $1.1 million for the three and nine months ended September 30, 2009, respectively.  This expense relates to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America who provide investment and executive management services to us through our Manager.  The increase in expense for the nine months ended September 30, 2010 was primarily the result of an increase in our stock price and its impact on our quarterly remeasurement of unvested restricted stock and options as well as issuances of new grants during the year.  The increase in stock price was completely offset in the three months ended September 30, 2010 by the vesting of grants subsequent to September 30, 2009.

Professional services decreased $248,000 (34%) and $606,000 (22%) to $491,000 and $2.2 million for the three and nine months ended September 30, 2010, respectively, as compared to $739,000 million and $2.8 million for the three and nine months ended September 30, 2009, respectively.  These decreases were primarily the result of decreases in audit and tax expense as a result of the timing of when work was performed and billed.  The decrease during the nine months ended September 30, 2010 was also a result of servicing fees incurred in 2009 on our legacy equipment leasing portfolio, which we sold on June 30, 2009.

Depreciation on operating leases was $1.7 million and $2.3 million for the three and nine months ended September 30, 2010.  There was no such expense for the three and nine months ended September 30, 2009.  The expense relates entirely to the depreciation of the assets in the lease portfolio that we acquired and securitized in May 2010.

(Back to Index)

(Back to Index)

General and administrative expense increased $311,000 (76%) and $955,000 (75%) to $721,000 and $2.2 million for the three and nine months ended September 30, 2010, respectively, as compared to $410,000 and $1.3 million for the three and nine months ended September 30, 2009, respectively.  This increase is related to our agreement to reimburse Resource America for the wages, salary and benefits of our Chief Financial Officer, three accounting professionals and 50% of the salary and benefits of a director of investor relations that began in October 2009.

Income tax expense increased $4.1 million (67,700%) and $5.3 million (33,256%) to $4.1 million and $5.3 million for the three and nine months ended September 30, 2010, respectively, from an expense of $6,000 and a benefit of $16,000 for the three and nine months ended September 30, 2009, respectively, as a result of a corresponding increase in pre-tax income of Resource TRS, Inc., our domestic taxable REIT subsidiary, earned from the income generated by the leasing securitization acquired in May 2010 as well as activity related to our agreement with Resource Capital Markets and the trading of structured notes related to this agreement and preference payments received on these 2010 investments.

Other Revenue (Expense)

The following table sets forth information relating to our other (expense) income incurred for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Impairment losses on investment securities	$(7,528)	$(3,019)	$(11,174)	$(19,372)
Recognized in other comprehensive loss	(3,072)	(2,124)	(660)	(12,812)
Net impairment losses recognized in earnings	(4,456)	(895)	(10,514)	(6,560)
Net realized gain/(loss) on investment securities available-for-sale and loans	1,171	162	1,507	864
Net realized gain on investment securities trading	2,008	−	4,536	−
Net unrealized gain on investments securities trading	5,207	−	5,207	−
Provision for loan and lease losses	(3,095)	(6,311)	(26,363)	(45,274)
Gain on the extinguishment of debt	6,250	12,741	29,285	19,641
Other (expense) income	(121)	(1,417)	650	(1,375)
Total other revenue (expense)	$6,964	$4,280	$4,308	$(32,704)

Net impairment losses recognized in earnings increased $3.6 million (398%) and $4.0 million (60%) to $4.5 million and $10.5 million for the three and nine months ended September 30, 2010, respectively, from $895,000 and $6.6 million for the three and nine months ended September 30, 2009, respectively.  Losses for the three and nine months ended September 30, 2010 relate to impairment charges taken on two CMBS positions during the three months ended September 30, 2010 and impairment charges taken on two CMBS positions during the first six months of 2010.  Losses for the three and nine months ended September 30, 2009 relate to the impairment charge taken on one ABS position during the three months ended March 31, 2009 and impairment charges taken on another ABS position during the first six months of 2009.

Net realized gain on investment securities available-for-sale and loans increased $1.0 million (623%) and $643,000 (74%) to $1.2 million and $1.5 million for the three and nine months ended September 30, 2010, respectively, as compared to $162,000 and $864,000 for the three and nine months ended September 30, 2009, respectively, primarily as a result of the sale of one CMBS position at a gain of $1.2 million during the three months ended September 30, 2010.  This increase was partially offset for the nine months ended September 30, 2010 by a decrease in gains on sales of loans of $340,000 during nine months ended September 30, 2010.

Our provision for loan and lease losses decreased $3.2 million (51%) and $18.9 million (42%) to $3.1 million and $26.4 million for the three and nine months ended September 30, 2010, respectively, as compared to $6.3 million and $45.3 million for the three and nine months ended September 30, 2009, respectively.

The following table summarizes information relating to our provision for loan and lease losses for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
CRE loan portfolio	$3,265	$4,240	$27,294	$18,318
Bank loan portfolio	(170)	1,433	(1,183)	25,533
Lease receivables	−	638	251	1,422
	$3,095	$6,311	$26,362	$45,273

(Back to Index)

(Back to Index)

The principal reason for the decrease from the 2009 periods was the significant improvement in market conditions with respect to assets in our bank loan portfolio.  The improvement in bank loan conditions was partially offset by allowances taken on our CRE portfolio.  During the three and nine months ended September 30, 2010, we had two and nine loans, respectively for which we had taken impairment charges as compared to one and two loans for the three and nine months ended September 30, 2009, respectively, as a result of our quarterly impairment analysis.

Gain on the extinguishment of debt was $6.3 million and $29.3 million for the three and nine months ended September 30, 2010, respectively, as compared to $12.7 million and $19.6 million for the three and nine months ended September 30, 2009, respectively, primarily due to the buyback of a portion of the debt issued by RREF 2006-1 and RREF 2007-1 during the period.  The $20.0 million and $76.4 million of notes, issued at par, were bought back as an investment by us at a weighted average price of 68.8% and 61.6% for the three and nine months ended September 30, 2010, respectively.  For the three and nine months ended September 30, 2009, the $14.5 million and $22.0 million of notes, issued at par, were bought back as an investment by us at a weighted average price of 12.3% and 10.8%, respectively.  The related deferred debt issuance costs were immaterial.  We buyback debt opportunistically to the extent we have cash accessible and the securities become available on acceptable terms and, accordingly, our gains on the extinguishment of debt may fluctuate materially from period to period.

Other income (expense) increased $1.3 million (91%) and $2.0 million (147%) to an expense of $121,000 and income of $650,000 for the three and nine months ended September 30, 2010, respectively, as compared to expenses for both the three and nine months ended September 30, 2009 of $1.4 million, respectively, primarily due to a charge in September 2009, which was the result of an accrual for a liability related to the sale of our equity position in our former Ischus II portfolio which we deconsolidated in November 2007.  The increase in other income for the nine months ended September 30, 2010 includes a gain of $753,000 from the sale of a property in May 2010 by a real estate joint venture in which we have invested.  There were no sales by the joint venture in the comparable 2009 period.

Financial Condition

Summary.  Our total assets at September 30, 2010 were $1.9 billion, an increase from $1.8 billion at December 31, 2009.  As of September 30, 2010, we held $38.3 million of unrestricted cash and cash equivalents.

(Back to Index)

(Back to Index)

Investment Portfolio.  The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of September 30, 2010 and December 31, 2009, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

	Amortized cost (3)	Dollar price	Net carrying amount		Dollar price	Net carrying amount less amortized cost	Dollar price
September 30, 2010
Floating rate
CMBS	$31,127	100.00%	$8,730		28.05%	$(22,397)	-71.95%
Structured notes	6,731	33.01%	11,938		58.55%	5,207	25.54%
Other ABS	−	−%	24		0.29%	24	0.29%
B notes (1)	26,500	100.00%	26,185		98.81%	(315)	-1.19%
Mezzanine loans (1)	104,048	100.00%	102,810		98.81%	(1,238)	-1.19%
Whole loans (1)	422,900	99.99%	403,055		95.30%	(19,845)	-4.69%
Bank loans	879,052	96.86%	847,545	(2)	93.38%	(31,507)	-3.48%
Loans held for sale (3)	2,824	86.84%	2,824	(2)	86.84%	−	−%
ABS held-to-maturity (4)	31,486	89.58%	23,593		67.13%	(7,893)	-22.45%
Total floating rate	1,504,668	96.49%	1,426,704		91.49%	(77,964)	-5.00%
Fixed rate
CMBS	67,381	59.69%	54,922		48.65%	(12,459)	-11.04%
B notes (1)	31,002	99.54%	30,634		98.36%	(368)	-1.18%
Mezzanine loans (1)	58,613	100.25%	51,205		87.58%	(7,408)	-12.67%
Lease receivables (5)	115,474	100.00%	115,404		99.94%	(70)	-0.06%
Total fixed rate	272,470	85.69%	252,165		79.31%	(20,305)	-6.38%
Grand total	$1,777,138	94.66%	$1,678,869		89.43%	$(98,269)	-5.23%

December 31, 2009
Floating rate
CMBS	$32,043	100.00%	$11,185		34.91%	$(20,858)	-65.09%
Other ABS	24	0.29%	24		0.29%	−	−%
B notes (1)	26,500	100.00%	26,283		99.18%	(217)	-0.82%
Mezzanine loans (1)	124,048	100.00%	123,033		99.18%	(1,015)	-0.82%
Whole loans (1)	403,890	99.98%	382,371		94.65%	(21,519)	-5.33%
Bank loans	857,451	96.87%	798,614	(2)	90.23%	(58,837)	-6.64%
Loans held for sale (3)	8,050	78.88%	8,050		78.88%	−	−%
ABS held-to-maturity (4)	31,401	88.77%	21,287		60.18%	(10,114)	-28.59%
Total floating rate	1,483,407	97.23%	1,370,847		89.85%	(112,560)	-7.38%
Fixed rate
CMBS	60,067	64.08%	33,333		35.56%	(26,734)	-28.52%
B notes (1)	54,977	100.05%	54,527		99.23%	(450)	-0.82%
Mezzanine loans (1)	58,638	100.28%	53,200		90.98%	(5,438)	-9.30%
Whole loans (1)	80,305	99.78%	79,647		98.96%	(658)	-0.82%
Lease receivables (5)	2,067	100.05%	927		44.87%	(1,140)	-55.18%
Total fixed rate	256,054	88.38%	221,634		76.50%	(34,420)	-11.88%
Grand total	$1,739,461	95.82%	$1,592,481		87.72%	$(146,980)	-8.10%

(1)
Net carrying amount includes an allowance for loan losses of $29.1 million at September 30, 2010, allocated as follows:  B notes ($684,000), mezzanine loans ($8.6 million) and whole loans ($19.8 million).  Net carrying amount includes an allowance for loan losses of $29.3 million at December 31, 2009, allocated as follows:  B notes ($666,000), mezzanine loans ($6.4 million) and whole loans ($22.2 million).

(2)
The bank loan portfolio is carried at amortized cost less allowance for loan loss and was $871.6 million and $839.6 million at September 30, 2010 and December 31, 2009, respectively.  The amount disclosed represents net realizable value, which includes a $10.3 million and $17.8 million allowance for loan losses at September 30, 2010 and December 31, 2009, respectively.

(3)	Loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.

(4)	ABS held-to-maturity are carried at amortized cost less any other-than-temporary impairment charges.

(5)	Net carrying amount includes a $70,000 and $1.1 million allowance for lease losses at September 30, 2010 and December 31, 2009, respectively.

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

At September 30, 2010 and December 31, 2009, we held $63.7 million and $44.5 million, respectively, (net of unrealized losses of $34.9 million and $47.6 million, respectively) of CMBS recorded at fair value.  To determine fair value, we use two methods, either a dealer quote or an internal valuation model, depending upon when the position was purchased.  As of September 30, 2010 and December 31, 2009, $52.8 million and $29.7 million, respectively, of investment securities available for sale were valued using dealer quotes and $10.9 million and $14.8 million, respectively, were valued using the weighted average of the three measures discussed below.

For securities purchased in 2009 and thereafter, we obtain a quote from a dealer, which typically will be the dealer who sold us the security.  We have been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  As a result of how the dealers develop their quotes, the market illiquidity and low levels of trading activity as of December 31, 2009, we categorized all of these investment securities available-for-sale in Level III in the fair value hierarchy.  Due to the increased level of trading activity in 2010, we moved some of these securities into Level II in the fair value hierarchy.  We evaluate the reasonableness of the quotes we receive by applying our own valuation models.  If there is a material difference between a quote we receive and the value indicated by our valuation models, we will evaluate the difference.  As part of that evaluation, we will discuss the difference with the dealer, who may revise their quote based upon these discussions.  Alternatively, we may revise our valuation models.

For investment securities available-for-sale purchased prior to 2009, we determine fair value based on taking a weighted average of the following three measures:

•	dealer quotes, as described above;

•	quotes on more actively-traded, higher-rated securities issued in a similar time period, adjusted for differences in rating and seniority; and

•
the value resulting from an internal valuation model using an income approach based upon an appropriate risk-adjusted yield, time value and projected losses using default assumptions based upon an historical analysis of underlying loan performance.

In the aggregate, we purchased our CMBS portfolio at a discount.  At September 30, 2010 and December 31, 2009, the remaining discount to be accreted into income over the remaining lives of the securities was $30.1 million and $29.1 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

During the three and nine months ended September 30, 2010, we recognized $4.5 million and $10.5 million of other-than-temporary impairment on one and three positions, respectively, that supported our CMBS investments bringing the combined fair value of these positions to $470,000.  The assumed default of the underlying collateral positions in our cash flow model yielded a value that would result in less than a full recovery of our cost basis.  We recognized these impairments through the consolidated statements of operations.

During the three and nine months ended September 30, 2009, we recognized $45,000 and $5.7 million, respectively, of other-than-temporary impairment on one Other ABS position bringing the combined fair value to $0.  The assumed default of this collateral position in our cash flow model yielded a value of less than full recovery of our cost basis.  The net impairment losses were recognized in earnings in our consolidated statements of operations.  All of our other-than-temporary impairment losses were related to credit losses.

While the remaining CMBS investments have continued to decline in fair value on a net basis, we believe that their change continues to be temporary.  We perform an on-going review of third-party reports and updated financial data with respect to the financial information on the underlying properties to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and when inputs are stressed the resulting projected cash flows are adequate to recover principal.  We do not believe any other of our securities available-for-sale were other-than-temporarily impaired as of September 30, 2010.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS as of September 30, 2010 and December 31, 2009 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2010		December 31, 2009
	Amortized Cost	Dollar Price	Amortized Cost	Dollar Price
Moody’s Ratings Category:
Aaa	$6,086	68.89%	$11,690	64.70%
Aa1 through Aa3	21,670	69.38%	9,639	50.73%
A1 through A3	13,936	70.60%	4,826	56.14%
Baa1 through Baa3	2,412	40.20%	2,021	33.68%
Ba1 through Ba3	4,265	31.53%	10,443	100.00%
B1 through B3	9,921	66.14%	24,449	85.27%
Caa1 through Caa3	16,984	86.66%	12,832	98.71%
Ca through C	23,234	77.26%	16,210	73.68%
Total	$98,508	68.40%	$92,110	73.23%

S&P Ratings Category:
AAA	$3,221	64.41%	$5,997	59.97%
AA+ through AA-	4,048	80.97%	3,659	40.65%
A+ through A-	6,519	71.84%	6,544	62.75%
BBB+ through BBB-	34,470	69.43%	11,955	59.49%
BB+ through BB-	4,779	53.10%	7,847	78.76%
B+ through B-	255	2.55%	9,081	90.81%
CCC+ through CCC-	45,216	88.16%	47,027	83.54%
Total	$98,508	68.40%	$92,110	73.23%

Weighted average rating factor	3,524		2,971

Investment Securities Trading.  At September 30, 2010, we held $11.9 million of investment securities trading at fair value.  We purchased 10 and 18 securities and sold six and nine during the three and nine months ended September 30, 2010, respectively, for a gain of $2.0 million and $4.5 million, respectively.  Investment securities trading are reported at fair value.  We did not hold any such investment at December 31, 2009.

Other Asset-Backed Securities.  At September 30, 2010 and December 31, 2009, we held two other ABS positions with a fair value of $24,000.

(Back to Index)

(Back to Index)

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):
Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (4)
September 30, 2010:
Whole loans, floating rate (1)	36	$422,900	LIBOR plus 1.50% to LIBOR plus 4.50%	November 2010 to May 2017
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2011 to October 2011
B notes, fixed rate	2	31,003	7.00% to 8.68%	July 2011 to April 2016
Mezzanine loans, floating rate	9	104,048	LIBOR plus 2.15% to LIBOR plus 3.00%	October 2010 to January 2013
Mezzanine loans, fixed rate (3)	5	58,613	8.14% to 11.00%	January 2016 to September 2016
Total (2)	55	$643,064

December 31, 2009:
Whole loans, floating rate (1)	32	$403,890	LIBOR plus 1.50% to LIBOR plus 4.40%	May 2010 to February 2017
Whole loans, fixed rate (1)	6	80,305	6.98% to 10.00%	May 2010 to August 2012
B notes, floating rate	3	26,500	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2010 to October 2010
B notes, fixed rate	3	54,977	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	10	124,048	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2010 to January 2013
Mezzanine loans, fixed rate	5	58,638	8.14% to 11.00%	May 2010 to September 2016
Total (2)	59	$748,358

(1)
Whole loans had $5.8 million in unfunded loan commitments as of September 30, 2010 and $5.6 million as of December 31, 2009.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $29.1 million and $29.3 million recorded as of September 30, 2010 and December 31, 2009, respectively.

(3)	Fixed rate mezzanine loan dates exclude a loan that matured in May 2010 and is in default.

(4)	Maturity dates do not include possible extension options that may be available to the borrowers.

During the nine months ended September 30, 2010, we determined that three loans deemed troubled debt restructurings had probable losses and we recorded a provision for two of the three loans.  For one whole loan, secured by a hotel in Southern California that had experienced zoning difficulties, with an amortized cost balance of $35.1 million we recorded an allowance of $14.4 million for probable losses.  On a second whole loan secured by an improved pad zoned for retail use, the borrower has received a bid at an amount of approximately $850,000 less than our basis in the loan and we took a provision for loss in the same amount against the loan.  With the third loan secured by a hotel in South Florida, the borrower has noted possible reserve short-falls in fiscal 2011, we have not yet taken a provision on this loan but continue to monitor its performance.  In addition to these provisions, we recorded $3.4 million in general provisions for loan losses against the remaining CRE portfolio of loans during the nine months ended September 30, 2010.

During the three months ended September 30, 2010, we accepted a bankruptcy court-approved settlement on a portfolio of condominiums that had been in default since July 2009 and after receiving a settlement pay-down of $2.3 million that brought the loan balance to $5.0 million.  After a review of the projected sale proceeds, we determined a provision of $648,000 was needed and upon foreclosure, we now classify the property as property available-for-sale with a fair value of $4.4 million at September 30, 2010.

Bank Loans.  At September 30, 2010, we held a total of $847.5 million of bank loans at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $48.9 million over our holdings at December 31, 2009.  The increase in total bank loans was principally due to improved market prices for bank loans.  We have determined that Apidos CDO I, Apidos CDO III and Apidos Cinco are VIEs and that we are the primary beneficiary.  As a result, we consolidate Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments as of September 30, 2010 and December 31, 2009 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2010		December 31, 2009
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$27,897	98.81%	$38,419	98.09%
Ba1 through Ba3	430,102	97.13%	404,609	96.91%
B1 through B3	366,128	96.10%	355,441	96.33%
Caa1 through Caa3	30,594	99.59%	44,265	99.79%
Ca	8,934	100.00%	13,697	88.68%
No rating provided	18,222	95.18%	9,070	91.64%
Total	$881,877	96.82%	$865,501	96.67%
S&P ratings category:
BBB+ through BBB-	$58,629	99.03%	$73,629	98.23%
BB+ through BB-	359,420	97.15%	353,725	97.11%
B+ through B-	361,447	95.98%	337,193	96.12%
CCC+ through CCC-	32,319	98.09%	42,198	96.65%
CC+ through CC-	1,634	100.25%	3,104	100.13%
D	7,297	100.00%	8,602	95.91%
No rating provided	61,131	96.69%	47,050	94.85%
Total	$881,877	96.82%	$865,501	96.67%
Weighted average rating factor	2,108		2,131

Asset-backed securities held-to-maturity.  At September 30, 2010, we held a total of $23.6 million of ABS held-to-maturity at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $2.3 million over our holdings at December 31, 2009.  The increase in total ABS held-to-maturity was principally due to the improved market prices.

The following table summarizes our ABS held-to-maturity, at cost, as of September 30, 2010 and December 31, 2009 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	September 30, 2010		December 31, 2009
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Aa1 through Aa3	$2,776	84.82%	$2,854	82.89%
A1 through A3	311	77.75%	303	75.75%
Baa1 through Baa3	2,349	78.73%	−	−%
Ba1 through Ba3	4,446	96.13%	4,427	95.72%
B1 through B3	4,246	97.72%	4,319	97.63%
Caa1 through Caa3	9,941	99.20%	9,913	99.14%
Ca	3,552	79.23%	3,550	79.22%
No rating provided	3,865	77.30%	6,035	75.44%
Total	$31,486	89.58%	$31,401	88.77%
S&P ratings category:
No rating provided	$31,486	89.58%	$31,401	88.77%
Total	$31,486	89.58%	$31,401	88.77%

Weighted average rating factor	4,111		4,028

(Back to Index)

(Back to Index)

The following table provides information as to the lien status of our bank loans.  All, except $850,000 of first lien loans, are held by the indicated CDOs, which we consolidate (in thousands):

	Amortized Cost (1)
	Apidos I	Apidos III	Apidos Cinco	Total
September 30, 2010:
Loans held for investment:
First lien loans	$292,977	$239,084	$297,050	$829,111
Second lien loans	14,047	11,460	13,142	38,649
Subordinated second lien loans	163	122	−	285
Defaulted first lien loans	6,064	2,732	−	8,796
Defaulted second lien loans	500	500	362	1,362
Total	313,751	253,898	310,554	878,203
First lien loans held for sale at fair value	1,834	218	772	2,824
Total	$315,585	$254,116	$311,326	$881,027

December 31, 2009:
Loans held for investment:
First lien loans	$284,719	$232,900	$295,511	$813,130
Second lien loans	11,507	9,097	10,657	31,261
Subordinated second lien loans	163	122	−	285
Defaulted first lien loans	4,511	5,579	1,685	11,775
Defaulted second lien loans	500	500	−	1,000
Total	301,400	248,198	307,853	857,451
First lien loans held for sale at fair value	4,064	2,077	1,909	8,050
Total	$305,464	$250,275	$309,762	$865,501

(1)	All loans are senior and secured unless otherwise noted.

Lease Receivables.  Investments in lease receivables, net of unearned income, were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Leases, net of unearned income	$79,263	$1,397
Operating leases	19,363	−
Notes receivable	16,848	670
Subtotal	115,474	2,067
Allowance for lease losses	(70)	(1,140)
Total	$115,404	$927

Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases.  Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years.  Rental income consists primarily of monthly periodic rental payments due under the terms of the leases.  We recognize rental income on a straight-line basis and record it as interest income in the consolidated statement of operations.  We recognized $2.0 million and $2.9 million, respectively, in rental income during the three and nine months ended September 30, 2010.

We have the right to require LEAF Funding to repurchase credit impaired contracts or replace such contracts with performing contracts.  LEAF Funding would have to repurchase or provide substitute contracts for each credit impaired contract at an amount equal to the discounted contract balance plus any overdue payments.  The foregoing is limited to 5% of the aggregate discounted contract balance of all of the contracts sold by LEAF Funding to us.

Interest Receivable.  At September 30, 2010, we had interest receivable of $5.5 million, which consisted of $5.5 million of interest on our securities, loans and equipment leases and $9,000 of interest earned on escrow and sweep accounts.  At December 31, 2009, we had interest receivable of $5.8 million, which consisted of $5.7 million of interest on our securities, loans and lease receivables and $9,000 of interest earned on escrow and sweep accounts.  The decrease in interest receivable resulted primarily from a $600,000 decrease in interest on our commercial real estate loan portfolio due to loan modifications which resulted in the decrease in weighted average rate.  This was partially offset by a $200,000 increase in interest receivable on our bank loan portfolio due to the increase in weighted average rate as a result of fewer defaulted positions which resulted in a higher yield at September 30, 2010, and a $100,000 increase in interest on loans receivable – related party.

(Back to Index)

(Back to Index)

Loans Receivable – Related Party.  At September 30, 2010, we had loans receivable that consisted of two loans totaling $10.0 million.  On January 15, 2010 we loaned Resource Capital Partners, Inc. $2.0 million so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P.  The loan is secured by Resource Capital Partner’s partnership interest in the Resource Real Estate Opportunity Fund, L.P.  The loan matures on January 14, 2015.  On March 5, 2010, we entered into a Promissory Note with LEAF II that allowed for an $8.0 million facility, all of which was funded as of September 30, 2010.  The loan is secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding, LLC.  The loan is scheduled to mature on March 3, 2011.  There were no such receivables as of December 31, 2009.

Other Assets.  The following table summarizes our other assets as of September 30, 2010 and December 31, 2009 (in thousands)

	September 30,	December 31,
	2010	2009
Fixed assets	$ −	$1
Deferred debt issuance costs	1,271	1,626
Other receivables	1,715	555
Prepaid assets	770	612
Principal paydown	252	1,084
Total	$4,008	$3,878

Other assets increased $130,000 to $4.0 million as of September 30, 2010 from $3.9 million as of December 31, 2009.  This increase resulted primarily from an increase of $1.2 million in other receivables principally due to receivables on our leasing portfolio and a related party receivable, an increase of $158,000 in prepaid assets due to an increase in prepaid insurance.  These increases are partially offset by a decrease of $832,000 in principal receivables due to the timing of when principal was due and received and a $356,000 decrease in deferred debt issuance costs due to the amortization of these costs into expense.

Hedging Instruments.  Our hedges at September 30, 2010 and December 31, 2009 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With interest rates at historically low levels and the forward curve projecting steadily increasing rates, we expect that the fair value of our hedges will modestly improve during the remainder of 2010.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at September 30, 2010 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$12,965	4.63%	12/04/06	07/01/11	$(425)
Interest rate swap	1 month LIBOR	12,150	5.44%	06/08/07	03/25/12	(919)
Interest rate swap	1 month LIBOR	12,750	5.27%	07/25/07	08/06/12	(1,143)
Interest rate swap	1 month LIBOR	34,330	4.13%	01/10/08	05/25/16	(2,993)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/09/07	10/01/16	(188)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(447)
Interest rate swap	1 month LIBOR	81,702	5.58%	06/08/07	04/25/17	(8,877)
Interest rate swap	1 month LIBOR	1,726	5.65%	06/28/07	07/15/17	(190)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/19/07	07/15/17	(424)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/07/07	07/25/17	(416)
Total		$167,057	5.17%			$(16,022)

In addition, we also had an interest rate cap agreement with a fair value of $100 and notional amount of $14.8 million outstanding as of September 30, 2010 which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through the consolidated statement of operations.  The interest rate cap had an effective date of January 8, 2009, has a maturity date of August 5, 2011 and has a cap rate of 2.00%.  The interest rate cap had a fair value of $45,000 as of December 31, 2009.

As of December 31, 2009, we had entered into hedges with a notional amount of $217.9 million and maturities ranging from February 2010 to July 2017.  At December 31, 2009, the fair value on our interest rate swap agreements was ($12.8) million.

Collateralized Debt Obligations.  RCC Real Estate, Inc., or RCC Real Estate, a subsidiary of ours, repurchased debt issued by RREF 2006-1 of $20.0 million of the Class A-1 senior notes in February 2010, $12.0 million of the Class A-2 senior notes, $6.9 million of the Class B senior notes, and $7.7 million of the Class C senior notes in April 2010, $2.0 million of the Class D senior notes in June 2010 and $20.0 million of Class A-1 notes in July 2010.  At September 30, 2010, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 1.32%.

RCC Real Estate repurchased debt issued by RREF 2007-1 of $250,000 of the Class J senior notes in January 2010 and $7.5 million of the class Class B senior notes in June 2010.  At September 30, 2010, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 0.81%.

(Back to Index)

(Back to Index)

Secured Term Facility.  In April 2010, we entered into a loan and security agreement with The Bancorp Bank to finance the purchase of notes.  The maximum amount of our borrowing under this agreement was $6.5 million.  Borrowings under this agreement bore interest at six percent (6%) per annum.  The facility was repaid in full on May 27, 2010 and the facility was terminated.  There were no such borrowings as of December 31, 2009.

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

Stockholders’ Equity

Stockholders’ equity at September 30, 2010 was $329.7 million and included $34.9 million of net unrealized losses on our available-for-sale portfolio, and $17.4 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2009 was $228.8 million and included $47.6 million of unrealized losses on our available-for-sale portfolio and $12.8 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  The increase in stockholder’s equity during the nine months ended September 30, 2010 was principally due to the receipt of $42.8 million related to a stock offering in May 2010 combined with $53.6 million of proceeds related to our DRIP in 2010.

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

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss) − GAAP	$14,053	$11,528	$28,821	$(5,751)
Taxable REIT subsidiary’s (income) loss	(5,141)	653	(6,611)	1,853
Adjusted net income (loss)	8,912	12,181	22,210	(3,898)
Adjustments:
Share-based compensation to related parties	(473)	631	(587)	660
Capital loss carryover/(utilization) losses from the sale of securities	(1,181)	−	(1,181)	4,978
Provisions for loan and lease losses unrealized	3,265	4,240	27,294	13,340
Asset impairments	4,456	895	10,514	6,560
Equity in income of real estate joint venture	(2,661)	−	(7,552)	−
Deferral of extinguishment of debt income	8,307	(12,741)	−	(12,741)
Net book to tax adjustments for our taxable foreign REIT subsidiaries	(10,090)	(3,134)	(16,207)	4,601
Subpart F income limitation	−	5,406	−	6,871
Other net book to tax adjustments	(126)	1,419	(1,397)	1,387
Estimated REIT taxable income	$10,409	$8,897	$33,094	$21,758

Amounts per share – diluted	$0.20	$0.36	$0.73	$0.89

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

Summary of CDO and CLO Performance Statistics

The following table sets forth collateralized debt obligations – distributions and coverage test summary for the periods presented (in thousands):

				Annualized
				Interest
				Coverage	Overcollateralization
		Cash Distributions		Cushion	Cushion
		Year Ended	Nine Months Ended		As of	As of Initial
		December 31,	September 30,	September 30,	September 30,	Measurement
Name	CDO Type	2009 (1)	2010 (1)	2010 (2) (3)	2010 (4)	Date
		(actual)	(actual)
Apidos CDO I	CLO	$6,643	$5,792	$3,607	$11,262	$17,136
Apidos CDO III	CLO	$6,390	$4,781	$2,455	$7,324	$11,269
Apidos Cinco CDO	CLO	$7,553	$5,698	$4,219	$19,465	$17,774
RREF 2006-1	CRE CDO	$13,222	$6,978	$4,397	$8,010	$24,941
RREF 2007-1	CRE CDO	$20,536	$11,644	$12,118	$20,192	$26,032

(1)	Distributions on retained equity interests in CDOs (comprised of note investment and preference share ownership).

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)	Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to our preference shares.

(4)	Overcollateralization cushion represents the amount by which the collateral held by the CDO issuer exceeds the maximum amount required.

Liquidity and Capital Resources

During the nine months ended September 30, 2010, our principal sources of current liquidity were $42.8 million of net proceeds from a common stock offering in May 2010, $53.6 million of net proceeds from sales of common stock through our DRIP, and funds available in existing CDO financings of $151.9 million.  As of December 31, 2009, our principal sources of current liquidity were $43.4 million of net proceeds from our December 2009 offering and $8.9 million of net proceeds from sales of common stock through our DRIP, and funds available in existing CDO financings of $80.5 million.

During the period ended September 30, 2010, we financed the acquisition of a leased-equipment portfolio through a $120.0 million securitization, Leaf Funding 3.  The securitization issued equipment-backed notes at a weighted average discounted price of 93.6% with a weighted average cost of 7.85% and an average life of 1.89 years.  We invested $14.8 million of equity in Leaf Funding 3 as of September 30, 2010.  The Leaf Funding 3 financing enabled us to leverage a portion of the capital sourced through the sale of common stock in May 2010.

At October 31, 2010, after disbursing the third quarter 2010 dividend, RCC’s liquidity of $182.6 million consists of three primary sources:

•	unrestricted cash and cash equivalents of $36.2 million and restricted cash of $3.0 million in margin call accounts;

•	capital available for reinvestment in its five CDO entities of $138.3 million, of which $1.7 million is designated to finance future funding commitments on CRE loans; and

•	capital available for reinvestment in its equipment backed securitized notes of $5.1 million.

(Back to Index)

(Back to Index)

Our leverage ratio may vary as a result of the various funding strategies we use.  As of September 30, 2010 and December 31, 2009, our leverage ratio was 4.7 times and 6.7 times, respectively.  The decrease in leverage ratio was primarily due to the common stock offering and DRIP proceeds received and the repurchase of our CDO debt, at substantial discounts, during the nine months ended September 30, 2010.

Distributions

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.  On September 16, 2010, we declared a quarterly distribution of $0.25 per share of common stock, $13.7 million in the aggregate, which was paid on October 26, 2010 to stockholders of record on September 30, 2010.

Our dividends for the remainder of 2010 will be determined by our board of directors who will also consider the composition of any common dividends declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  The Internal Revenue Service, in Revenue Procedures 2009-15 and 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITs.  These Revenue Procedures apply to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011.  They provide that publicly-traded REITs can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met.  These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  We did not use these Revenue Procedures with respect to any distributions for its 2008 and 2009 taxable years, but may do so for distributions with respect to 2010 and 2011.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of September 30, 2010.  The table below excludes contractual commitments related to our derivatives, which we discuss in our Annual Report on Form 10-K for the year ended 2009 in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” and in this report, in “Financial Condition − Hedging Instruments,” because those obligations do not have fixed and determinable payments.

	Contractual Commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year		1 – 3 years		3 – 5 years		More than 5 years
CDOs	$1,411,939	$	−	$	−	$	−	$1,411,939	(1)
Equipment contract backed notes, Series 2010-2	102,319		−		−		−	102,319	(2)
Unsecured junior subordinated debentures	51,548		−		−		−	51,548	(3)
Base management fees (4)	5,963		5,963		−		−	−
Total	$1,571,769		$5,963	$	−	$	−	$1,565,806

(1)
Contractual commitment does not include $17.0 million, $23.0 million, $17.9 million, $25.6 million and $46.5 million of interest expense payable through the non-call dates of July 2010, May 2011, June 2011, August 2011 and June 2012, respectively, plus an additional reinvestment period of four and five years on Apidos CDO I, Apidos Cinco CDO and Apidos CDO III and RREF 2006-1 and RREF 2007-1, respectively.  The non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitment does not include $36.4 million of interest expense payable through the maturity date of May 2016 and on our equipment-backed securitized notes.

(3)
Contractual commitment does not include $52.5 million and $53.5 million of interest expense payable through the maturity date of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

At September 30, 2010, we had ten interest rate swap contracts with a notional value of $167.1 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of September 30, 2010, the average fixed pay rate of our interest rate hedges was 5.17% and our receive rate was one-month LIBOR, or 0.26%.  In addition, we also had an interest rate cap agreement with a notional amount of $14.8 million outstanding which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through our consolidated statements of operations.

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of September 30, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

We have certain unfunded commitments related to our commercial real estate loan portfolio that we may be required to fund in the future.  Our unfunded commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs, subject, in each case, to the borrower meeting specified criteria.  Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.  As of September 30, 2010, we had five loans with unfunded commitments totaling $5.8 million, of which $1.6 million will be funded, if funding conditions are met, by restricted cash in RREF CDO 2007-1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2010 and December 31, 2009, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The following sensitivity analysis tables show, at September 30, 2010 and December 31, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and hedging instruments of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	September 30, 2010
	Interest rates fall 100 basis points	Unchanged		Interest rates rise 100 basis points
CMBS (1)
Fair value	$56,955		$54,501	$52,176
Change in fair value	$2,454	$	−	$(2,325)
Change as a percent of fair value	4.50%		−%	4.27%

Hedging instruments
Fair value	$(35,745)		$(16,022)	$(20,062)
Change in fair value	$(19,723)	$	−	$(4,040)
Change as a percent of fair value	123.10%		−%	-25.22%

	December 31, 2009
	Interest rates fall 100 basis points	Unchanged		Interest rates rise 100 basis points
CMBS (1)
Fair value	$34,815		$33,333	$31,914
Change in fair value	$1,482	$	−	$(1,419)
Change as a percent of fair value	4.45%		−%	4.26%

Hedging instruments
Fair value	$(27,870)		$(12,812)	$(10,559)
Change in fair value	$(15,058)	$	−	$2,253
Change as a percent of fair value	117.53%		−%	17.59%

(1)	Includes the fair value of available-for-sale investments that are sensitive to interest rate change.

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

Changes in Internal Control of Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.2(b)
Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., as Property Trustee of Resource Capital Trust I, dated October 26, 2009 and effective September 30, 2009. (4)

4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
4.3(b)
Amendment to Amended and Restated Trust Agreement and Preferred Securities Certificate among Resource Capital Corp., Wells Fargo Bank, N.A. and the Administrative Trustees named therein, dated October 26, 2009 and effective September 30, 2009. (4)

4.4
Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, between Resource Capital Corp. and Wells Fargo Bank, N.A., as Property Trustee of Resource Capital Trust I, dated October 26, 2009. (4)

4.5(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated September 29, 2006. (3)
4.5(b)
Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., as Property Trustee of RCC Trust II, dated October 26, 2009 and effective September 30, 2009. (4)

4.6(a)
Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated September 29, 2006. (3)

4.6(b)
Amendment to Amended and Restated Trust Agreement and Preferred Securities Certificate among Resource Capital Corp., Wells Fargo Bank, N.A. and the Administrative Trustees named therein, dated October 26, 2009 and effective September 30, 2009. (4)

4.7
Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, between Resource Capital Corp. and Wells Fargo Bank, N.A., as Property Trustee of RCC Trust II, dated October 26, 2009. (4)

10.1(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (5)
10.1(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (6)
10.1(c)	Second Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc., date August 17, 2010. (7)
10.2	2005 Stock Incentive Plan. (1)
10.3	2007 Omnibus Equity Compensation Plan. (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(7)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2010.

(8)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: November 5, 2010	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: November 5, 2010	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer

`