Form 10-K
period 2010-12-31
Resource Capital Corp.
filed 2011-03-14
CIK 1332551

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _________ to __________

Commission file number: 1-32733
RESOURCE CAPITAL CORP.
(Exact name of registrant as specified in its charter)
Maryland	20-2287134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
712 5th Avenue, 12th Floor, New York, NY 10019
(Address of principal executive offices) (Zip code)

(212) 506-3870
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.001 par value	New York Stock Exchange (NYSE)
Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☑
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was approximately $259,621,338.
The number of outstanding shares of the registrant’s common stock on March 8, 2011 was 61,943,670 shares.

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

Forward-looking statements contained in this report are based on our beliefs, assumptions and expectations regarding  our future performance, taking into account all information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  Forward-looking statements we make in this report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

●
the factors described in this report, including those set forth under the sections captioned “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations;”

●	changes in our industry, interest rates, the debt securities markets, real estate markets or the general economy;

●	increased rates of default and/or decreased recovery rates on our investments;

●	availability, terms and deployment of capital;

●	availability of qualified personnel;

●	changes in governmental regulations, tax rates and similar matters;

●	changes in our business strategy;

●	availability of investment opportunities in commercial real estate-related and commercial finance assets;

●	the degree and nature of our competition;

●	the adequacy of our cash reserves and working capital; and

●	the timing of cash flows, if any, from our investments.

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

We are externally managed by Resource Capital Manager, Inc., which we refer to as the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our commercial real estate, commercial finance and financial fund management operating segments.  As of December 31, 2010, Resource America managed approximately $12.0 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

(Back to Index)

(Back to Index)

Our investments target the following asset classes:

Asset Class	Principal Investments
Commercial real estate-related assets
●  First mortgage loans, which we refer to as whole loans;
●  First priority interests in first mortgage real estate loans, which we refer to as A notes;
●  Subordinated interests in first mortgage real estate loans, which we refer to as B notes;
●  Mezzanine debt related to commercial real estate that is senior to the borrower’s equity position but subordinated to other third-party financing;
●  Commercial mortgage-backed securities, which we refer to as CMBS;

Commercial finance assets
●  Senior secured corporate loans, which we refer to as bank loans;
●  Other asset-backed securities, which we refer to as other ABS;
●  Lease receivables, principally small- and middle-ticket commercial direct financing leases and notes;
●  Structured note investments, which comprise our trading securities portfolio;
●  Debt tranches of collateralized debt obligations and collateralized loan obligations, which we refer to as CDOs and CLOs, respectively.

Beginning in the second half of 2007, there have been unprecedented disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the U.S. real estate finance markets, and the attendant removal of liquidity, both long and short term, from the capital markets.  These conditions have had, and we expect will continue to have, an adverse effect on us and companies we finance, particularly with respect to our legacy commercial real estate related assets.  During the years ended December 31, 2010 and 2009, we recorded provisions for loan and lease losses of $43.3 million and $61.4 million, respectively.  All of the 2010 provisions are directly attributable to our commercial real estate loan portfolio, which were offset slightly by reductions with respect to the bank loan portfolio.  We also recorded net impairment losses of $26.8 million and $13.5 million during the years ended December 31, 2010 and 2009, respectively, on our available-for-sale and held-to-maturity securities.  The vast majority of these impairments come from our CMBS portfolio.  In addition, we recorded losses through other comprehensive income of $19.3 million and $47.6 million on our available-for-sale portfolio as of December 31, 2010 and 2009, respectively.  Based on these trends, our legacy CRE investments worsened, while the bank loan and lease receivable portfolios improved.

The events occurring in the credit markets from the second half of 2007 until mid to late 2010, have impacted our financing and investing strategies and, as a result, our ability to originate new investments and to grow.  Historically, we have used CDOs as a principal source of long-term match-funded financing; however, the market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio had largely disappeared through early to mid 2010.  Short-term financing through warehouse lines of credit and repurchase agreements had become largely unavailable and unreliable as increasing volatility in the valuation of assets similar to those we originate had increased the risk of margin calls.  During 2010, we began to see the frozen credit markets thaw and we closed on a new $120.0 million securitization with respect to an equipment leasing portfolio in May 2010. In addition, in February 2011, we entered into a $100.0 million, two year term facility with Wells Fargo to purchase CMBS.

On the asset side, we invested $5.0 million through Resource TRS, our taxable REIT subsidiary, in structured finance vehicles, principally CLO equity, which we have classified as trading securities.  Because of the success of that new investment, we committed an additional $8.0 million through February 2011.  We also began to cautiously reenter the CRE lending market in the fourth quarter of 2010 and through February 2011 have closed on three new whole loans totaling $24.2 million.  We also purchased three newly underwritten CMBS for $7.2 million in February 2011 in conjunction with the Wells Fargo facility.  Furthermore, in January 2011, we’ve continued to invest in the lease receivable portfolio and made a preferred stock investment in Leaf Commercial Capital, Inc, a recently formed equipment leasing enterprise and a subsidiary of our Manager.  In February 2011, we purchased a company that manages $1.9 billion of bank loan assets and are entitled to collect senior, subordinated and incentive management fees.  These recent asset purchases and credit market events indicate that we expect to be able to invest a significant portion of our available unrestricted and restricted cash balances and, as a result, modestly grow our net interest income in 2011.

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

Our Business Strategy

The core components of our business strategy are:

Managing our investment portfolio.  As of December 31, 2010, we managed $1.9 billion of assets, including $1.5 billion of assets financed and held in CDOs.  The core of our management process is credit analysis which we use to actively monitor our existing investments and as a basis for evaluating new investments.  Senior management of our Manager and Resource America has extensive experience in underwriting the credit risk associated with our targeted asset classes, and conducts detailed due diligence on all credit-sensitive investments, including the use of proprietary credit stratifications and collateral stress analysis.  After making an investment, the Manager and Resource America engage in active monitoring of our investments for early detection of troubled and deteriorating assets.  If a default occurs, we will use our senior management team’s asset management skills in seeking to mitigate the severity of any losses, and we will seek to optimize the recovery from assets if we foreclose upon them.

Managing our interest rate and liquidity risk.  We generally seek to manage interest rate and liquidity risk so as to reduce the effects of interest rate changes on us.  On our long-term financing we seek to match the maturity and repricing dates of our investments with the maturities and repricing dates of our financing.  Historically, we have used CDO vehicles structured for us by our Manager to achieve this goal.  From 2008 through 2010, we financed new investments predominantly through existing capacity in our CDOs or through cash available from principal repayments on or payoffs of existing investments.  As credit markets have begun to reopen, we also expect to cautiously utilize new leverage to finance new investments.  We also seek to mitigate interest rate risk through derivative instruments.

Historically, we managed our interest rate and liquidity risk on our short-term financing, principally repurchase agreements, by limiting the amount of our financial exposure under the facilities to either a stated investment amount or a fixed guaranty amount.  As a result of current market conditions, as of December 31, 2010 we had paid off our short term repurchase agreements.

Investment in real estate and commercial finance assets.  We expect to continue to invest in commercial real estate whole loans, B notes, mezzanine debt, CMBS rated below AAA by Standard & Poors, or S&P, commercial finance assets, including bank loans and to a lesser extent, direct financing leases and notes, subject to the availability of investment funds and financing.  Our equity at December 31, 2010 was invested 76.7% in commercial real estate loans, 18.4% in commercial bank loans, 3.1% in lease receivables and 1.8% in structured notes.  In 2011, we expect to recycle liquidity within our CDO structures to make investments and replace loans that have been paid down or paid off and to replace loans that may be sold.

Debt repurchase.  We have been able to take advantage of market illiquidity that resulted in limited trading of CDO notes issued in our two commercial real estate, or CRE, CDO securitizations by buying these debt securities at substantial discounts to par.  This strategy, which has generated significant gains on the extinguishment of the debt, has allowed us to mitigate credit losses in our loan and lease portfolio and impairment losses in our investment securities portfolio.  In 2010, we bought $91.4 million par value of our CRE CDO debt, a discount to par of 38%, for approximately $56.7 million.  As a result, our gain on the extinguishment of debt for 2010 was $34.6 million which offset in part the credit and impairment losses we realized in 2010.

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

(Back to Index)

(Back to Index)

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

We have historically used borrowing and securitization strategies, substantially through CDOs, to accomplish our long-term match funding, financing strategy.  Recent credit markets had significantly limited our ability to execute our long term financing strategy.  We will continue to look to invest our restricted cash in our CRE CDO structures and reinvesting loan repayments received in new investments.  We also will cautiously use leverage to finance new investments where we can achieve attractive risk-adjusted returns in today’s markets.

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

Our Investment Strategy

General

The following table describes our investment-class allocations and certain characteristics of each class as of December 31, 2010 (dollars in thousands):

	Amortized cost	Estimated fair value (1)	Percent of portfolio	Weighted average coupon
Loans Held for Investment:
Commercial real estate loans:
Mezzanine loans	$117,245	$134,330	8.09%	4.48%
B notes	57,451	56,644	3.41%	5.62%
Whole loans	441,372	398,538	24.01%	4.17%
Bank loans	856,436	850,500	51.24%	3.57%
	1,472,504	1,440,012	86.75%
Loans held for sale:
Bank loans	4,027	4,027	0.24%	3.07%
Commercial loans	24,566	24,566	1.48%	5.90%
	28,593	28,593	1.72%
Investments in Available-for-Sale Securities:
CMBS	83,224	63,938	3.85%	5.08%
Other ABS	−	22	−%	−%
	83,224	63,960	3.85%
Investment Securities-Trading:
Structured notes	7,984	17,723	1.07%	−%

Investment in lease receivables:	109,682	109,612	6.61%	10.50%
Total portfolio/weighted average	$1,701,987	$1,659,900	100.00%

(Back to Index)

(Back to Index)

(1)
The fair value of our investments represents our management’s estimate of the price that a market participant would pay for such assets.  Management bases this estimate on the underlying interest rates and credit spreads for fixed-rate securities and, to the extent available, quoted market prices.

Commercial Real Estate-Related Investments

Whole loans.  We originate first mortgage loans, or whole loans, directly to borrowers.  The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with the borrowers.  We may create senior tranches of a loan, consisting of an A note (described below), B notes (described below), mezzanine loans or other participations, which we may hold or sell to third parties.  We do not obtain ratings on these investments.  At origination, our whole loan investments had loan to value, or LTV, ratios of up to 80%.  We expect to hold our whole loans to their maturity.  Since the beginning of 2008 through December 31, 2010, we modified 27 commercial real estate loans, or CRE loans.

Senior interests in whole loans (A notes).  We invest in senior interests in whole mortgage loans, referred to as A notes, either directly originated or purchased from third parties.  We do not obtain ratings on these investments.  At the date of investment, our A note investments had LTV ratios of up to 70%.  We expect to hold our A note investments to their maturity.

Subordinate interests in whole loans (B notes).  We invest in subordinate interests in whole loans, referred to as B notes, which we either directly originate or purchase from third parties.  B notes are loans secured by a first mortgage but are subordinated to an A note.  The subordination of a B note is generally evidenced by an intercreditor or participation agreement between the holders of the A note and the B note.  In some instances, the B note lender may require a security interest in the stock or partnership interests of the borrower as part of the transaction.  B note lenders have the same obligations, collateral and borrower as the A note lender, but typically are subordinated in recovery upon a default to the A note lender.  B notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A note.  We do not obtain ratings on these investments.  At the date of investment, our B note investments had LTV ratios of between 55% and 80%.  Typical B note investments will have terms of three years to five years, and are generally structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years.  We expect to hold our B note investments to their maturity.

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

(Back to Index)

(Back to Index)

The following charts describe the loan type, property type and the geographic breakdown of our commercial real estate loan portfolio as of December 31, 2010 (based on par value):

Loan Type

Property Type

Geographic by State

(Back to Index)

(Back to Index)

As these charts demonstrate, our portfolio contains a diversified mix of property types with approximately 93% of the portfolio focus on four types, Multifamily 27%, Office 23%, Hotel 32% and Retail 11%.

Our geographic mix includes approximately 38% in California which we split into Southern (26%) and Northern (12%) regions.  Within the Southern California region, we have 90% of our portfolio in whole loans with 79% in three property types, Hotel 49%, Office 16% and Retail 13%.  Within the Northern CA region, we have 81% of our portfolio in whole loans with 81% in two property types, Multifamily 50% and Retail 31%.  As noted in these statistics, this portfolio is made up primarily of whole loans where we are able to better control the structure of the loan and maintain a direct lending relationship with the borrower.  We view the investment and credit strategy as being adequately diversified across property type and loan type across both the Southern and Northern California regions.

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

Other Real Estate Investments

We invest in joint ventures and other interests that finance the acquisition of distressed commercial properties and mortgage loans on distressed commercial properties.  These interests have the objective of repositioning the directly owned properties and the collateral underlying the mortgages, where applicable, to enhance their value and realize capital appreciation.  During 2010, these investments did not constitute a material portion of our assets.  During 2011, depending upon our capital position, credit market conditions and the availability of investment opportunities, we may seek to expand our investments in this area.  Our investment is included in investments in unconsolidated subsidiaries at December 31, 2010 on our consolidated balance sheet.

Residential Real Estate-Related Investments

Historically, we had invested in agency RMBS and non-agency ABS-RMBS portfolios.  We sold our agency RMBS portfolio in September 2006.  We sold these investments in 2006 and 2007.

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

(Back to Index)

(Back to Index)

The following chart describes the industry breakdown of our bank loans as of December 31, 2010 (based on par value):

Bank Loans by Industry

 (1)           All other is made up of the following industries (by percentage):
Diversified/conglomerate manufacturing	3.3%
Leisure, amusement, motion pictures, entertainment	3.1%
Aerospace and defense	3.0%
Hotels, motels, inn and gaming	2.4%
Finance	1.9%
Machinery (non-agriculture, non-construction, non-electronic)	1.7%
Ecological	1.6%
Cargo transport	1.5%
Utilities	1.4%
Oil and gas	1.3%
Buildings and real estate	1.3%
Diversified natural resources, precious metals and minerals	1.2%
Personal and nondurable consumer products (mfg. only)	1.2%
Mining, steel, iron and non-precious metals	1.1%
Farming and agriculture	1.0%
Packaging and forest products	0.9%
Beverage, food and tobacco	0.6%
Containers, packaging and glass	0.6%
Home and office furnishings, housewares and durable consumer products	0.4%
Textiles and leather	0.3%
Temporary staffing	0.1%
Insurance	0.1%

Lease receivables.  We invest in small- and middle-ticket full payout lease receivables.  Under full payout leases and notes, the payments we receive over the term of the financing will return our invested capital plus an appropriate return without consideration of the value of the leased equipment at the end of the lease or note term, known as the residual, and the obligor will acquire the equipment at the end of the payment term.  We focus on equipment and other assets that are essential for businesses to conduct their operations so that end users will be highly motivated to make required monthly payments.  We focus on equipment in the following areas:

●	general office equipment, such as office machinery, furniture and telephone and computer systems;

●	medical and dental practices and equipment for diagnostic and treatment use;

●	energy and climate control systems;

●	industrial equipment, including manufacturing, material handling and electronic diagnostic systems; and

●	agricultural equipment and facilities.

(Back to Index)

(Back to Index)

The following charts describe the industry and the geographic breakdown of our lease receivables as of December 31, 2010 (based on par value):

Lease Receivables by Industry

Geographic by State

Trust preferred securities and other ABS.  We have one investment (less than 0.1% of our total assets) in trust preferred securities.  Trust preferred securities are issued by a special purpose trust that holds a subordinated debenture or other debt obligation issued by a company to the trust.  The sponsoring company holds the equity interest in the trust, with the preferred securities of the trust being sold to investors.  The trust invests the proceeds of the preferred securities in the sponsoring company through the purchase of a debenture issued by it that tracks the terms of the trust preferred securities.  Issuers of trust preferred securities have been generally affiliated with financial institutions because, under then-existing regulatory and tax structures, unlike the proceeds from debt securities the proceeds from trust preferred securities could be treated as primary regulatory capital by the financial institution, while it could deduct the interest it paid on the debt obligation held by the trust from its income for federal income tax purposes.

Competition

See “Risk Factors” - “Risks Relating to Our Business”

(Back to Index)

(Back to Index)

Management Agreement

We have a management agreement with the Manager and Resource America under which the Manager provides the day-to-day management of our operations. The management agreement requires the Manager to manage our business affairs in conformity with the policies and the investment guidelines established by our board of directors.  The Manager’s role as manager is under the supervision and direction of our board of directors.  The Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities, and providing us with investment advisory services.  The Manager also provides us with a Chairman of the Board, a Chief Financial Officer, three accounting professionals and an investor relations officer (on a shared basis).  The Manager receives fees and is reimbursed for its expenses as follows:

●
A monthly base management fee equal to 1/12th of the amount of our equity multiplied by 1.50%.  Under the management agreement, ‘‘equity’’ is equal to the net proceeds from any issuance of shares of common stock less offering-related costs, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts we have paid for common stock repurchases.  The calculation is adjusted for one-time events due to changes in accounting principles generally accepted in the United States, which we refer to as GAAP, as well as other non-cash charges, upon approval of our independent directors.

●
Incentive compensation calculated as follows: (i) 25% of the dollar amount by which (A) our adjusted operating earnings (before incentive compensation but after the base management fee) for such quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the common shares in the initial offering by us and the prices per share of the common shares in any subsequent offerings by us, in each case at the time of issuance thereof, multiplied by (2) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of common shares outstanding during such quarter subject to adjustment to exclude events pursuant to changes in GAAP or the application of GAAP, as well as non-recurring or unusual transactions or events, after discussion between the Manager and the Independent Directors and approval by a majority of the Independent Directors in the case of non-recurring or unusual transactions or events.

●	Reimbursement of out-of-pocket expenses and certain other costs incurred by the Manager that relate directly to us and our operations.

●
Pursuant to an amendment on October 16, 2009, the Manager will, in addition to a Chief Financial Officer, provide us with three accounting professionals, each of whom will be exclusively dedicated to our operations, and a director of investor relations who will be 50% dedicated to our operations.  The amendment also provides that we will reimburse the Manager for the expense of the wages, salaries and benefits of the Chief Financial Officer and three accounting professionals and 50% of the salary and benefits of the director of investor relations.  In addition, we began reimbursing our Chairman for wages, salary and benefits in February 2010.

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

●
if such shares are traded on a securities exchange, at the average of the closing prices of the shares on such exchange over the thirty day period ending three days prior to the issuance of such shares;

●
if such shares are actively traded over-the-counter, at the average of the closing bid or sales price as applicable over the thirty day period ending three days prior to the issuance of such shares; and

●	if there is no active market for such shares, at the fair market value as reasonably determined in good faith by our board of directors.

In conjunction with our offering of our common stock in December 2009, we and Resource America agreed that for the quarters ending on December 31, 2009 and March 31, 2010, the total incentive management fee payable to the Manager pursuant would not exceed $1.5 million per quarter.
(Back to Index)

(Back to Index)

The initial term of the management agreement expired on March 31, 2009.  The agreement provides for automatic one year renewals on each March 31 thereafter until terminated.  Our board of directors reviews the Manager’s performance annually.  The management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our board of directors must provide 180 days’ prior notice of any such termination.  If we terminate the management agreement, the Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

We may also terminate the management agreement for cause with 30 days’ prior written notice from our board of directors.  No termination fee is payable with respect to a termination for cause.  The management agreement defines cause as:

●	the Manager’s continued material breach of any provision of the management agreement following a period of 30 days after written notice thereof;

●	the Manager’s fraud, misappropriation of funds, or embezzlement against us;

●	the Manager’s gross negligence in the performance of its duties under the management agreement;

●	the bankruptcy or insolvency of the Manager, or the filing of a voluntary bankruptcy petition by the Manager;

●	the dissolution of the Manager; and

●
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

The management agreement will terminate at the Manager’s option, without payment of the termination fee, if we become regulated as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event.

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

We believe that RCC Real Estate, Inc., the subsidiary that as of December 31, 2010 held all of our commercial real estate loan assets, is excluded from Investment Company Act regulation under Sections 3(c)(5)(C) and 3(c)(6), provisions designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.  To qualify for this exclusion, at least 55% of RCC Real Estate’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act, which we refer to as “qualifying real estate assets.”  Moreover, 80% of RCC Real Estate’s assets must consist of qualifying real estate assets and other real estate-related assets.  RCC Real Estate has not issued, and does not intend to issue, redeemable securities.

(Back to Index)

(Back to Index)

We treat our investments in whole mortgage loans, specific types of B notes and specific types of mezzanine loans as qualifying real estate assets for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the SEC or its staff. We believe that SEC staff guidance allows us to treat B notes as qualifying real estate assets where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A note in the event of a default on the mortgage loan.  We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as qualifying real estate assets where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral, and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property is set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan.  If the SEC staff provides future guidance that these investments are not qualifying real estate assets, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate.  Historically, we have held “whole pool certificates” in mortgage loans, although, at December 31, 2010, we had no whole pool certificates in our portfolios.  Pursuant to existing SEC staff guidance, we consider whole pool certificates to be qualifying real estate assets.  A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans.  By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test.  We do not expect that investments in CDOs, other ABS, bank loans, lease receivables, trust preferred securities and private equity will constitute qualifying real estate assets.  Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets.  Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of RCC Real Estate’s assets.

To the extent RCC Real Estate holds its commercial real estate loan assets through wholly or majority-owned CDO subsidiaries, RCC Real Estate also intends to conduct its operations so that it will not come within the definition of an investment company set forth in Section 3(a)(1)(C) of the Investment Company Act because less than 40% of the value of its total assets on an unconsolidated basis will consist of “investment securities,” which we refer to as the 40% test.  “Investment securities” exclude U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.  Certain of the wholly-owned CDO subsidiaries of RCC Real Estate rely on Section 3(c)(5)(C) for their Investment Company Act exemption, with the result that RCC Real Estate’s interests in the CDO subsidiaries do not constitute “investment securities” for the purpose of the 40% test.

Our other subsidiaries, RCC Commercial, Inc., or RCC Commercial, and Resource TRS, Inc., or Resource TRS, do not qualify for the Section 3(c)(5)(C) exclusion.  However, we believe they qualify for exclusion under either Section 3(c)(1) or 3(c)(7).  As required by these exclusions, we will not allow either entity to make, or propose to make, a public offering of its securities.  In addition, with respect to those subsidiaries for which we rely upon the Section 3(c)(1) exclusion, and as required thereby, we limit the number of holders of their securities to not more than 100 persons calculated in accordance with the attribution rules of Section 3(c)(1) and, with respect to those subsidiaries for which we rely on the Section 3(c)(7) exclusion, and as required thereby, we limit ownership of their securities to “qualified purchasers.”  If we form other subsidiaries, we must ensure that they qualify for an exemption or exclusion from regulation under the Investment Company Act.

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

(Back to Index)

(Back to Index)

Employees

We have no direct employees.  Under our management agreement, the Manager provides us with all management and support personnel, including a Chief Financial Officer, and services necessary for our day-to-day operations.  Pursuant to an amendment on October 16, 2009, the Manager provides us with three accounting professionals, each of whom is exclusively dedicated to our operations, and a director of investor relations who is 50% dedicated to our operations.  Under the amendment, we bear the expense of the wages, salaries and benefits of the Chief Financial Officer and three accounting professionals, and 50% of the salary and benefits of the director of investor relations.  In addition, we began reimbursing our Chairman for wages, salary and benefits in February 2010.  We depend upon the Manager and Resource America for personnel and administrative infrastructure.  To provide its services, the Manager draws upon the expertise and experience of Resource America.  As of December 31, 2010, Resource America had 688 employees involved in asset management, including 100 asset management professionals and 588 asset management support personnel, respectively.

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

This section describes material risks affecting our business. In connection with the forward-looking statements that appear in this annual report, you should carefully review the factors discussed below and the economic cautionary statements referred to in “Forward-Looking Statements.”

Impact of Current Economic Conditions

Continuance of current economic conditions could further harm our financial condition, income and ability to make distributions to our stockholders.

Although credit market conditions have improved over those of the previous two years, there are still significant limitations on the availability of credit, significant declines in the value of real estate and real estate related assets, impairment of the ability of many borrowers to repay their obligations and illiquidity in the markets for real estate and real estate-related assets.  Since mid-2007, economic and credit market confidence have had significant adverse effects on us, causing us to record material impairment charges with respect to investments we hold, and significant increases in our provision for loan losses, the unavailability of financing to support new investments.  As a result, our income, our ability to make distributions, and the price of our common stock have declined significantly.  Continuation of current economic and credit market conditions could further harm our financial condition, income, ability to make distributions to our stockholders and the price of our common stock.

We cannot predict the effects on us of actions taken by the U.S. government and governmental agencies in response to economic conditions in the United States

In response to economic and market conditions, the U.S. government and a number of governmental agencies have established or proposed a series of programs designed to stabilize the financial system and credit markets, and to stimulate economic growth.  The U.S. government and many state and local governments are incurring substantial budget deficits and seeking financing in international and national credit markets.  We are unable to evaluate whether these programs and actions have had or will have in the future a beneficial impact upon our financial condition, income, or ability to make distributions to our stockholders.

(Back to Index)

(Back to Index)

Risks Related to Our Financing

Our portfolio has been financed in material part through the use of leverage, which may reduce the return on our investments and cash available for distribution.

Our portfolio has been financed in material part through the use of leverage.  Using leverage subjects us to risks associated with debt financing, including the risks that:

●	the cash provided by our operating activities will not be sufficient to meet required payments of principal and interest,

●	the cost of financing may increase relative to the income from the assets financed, reducing the income we have available to pay distributions, and

●
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

We depend upon the availability of adequate debt and equity capital for growth in our operations.  Although we successfully completed an offering of common stock in December 2009, and have raised equity capital through our dividend reinvestment and stock purchase program, in general, our ability to obtain debt financing and, to a lesser extent, equity capital has been significantly constrained as a result of current economic and market conditions, which has impaired our profitability, our ability to make distributions and the market price of our common stock.  Moreover, as a REIT, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments.  While Rev. Proc. 2010-12, allows us to satisfy this requirement by distributing common shares for up to 90% of the amount of a required distribution, such regulatory relief is only available through December 2011.  Moreover, although Resource TRS, our TRS, may retain earnings as new capital, we are subject to REIT qualification requirements which limit the value of TRS stock and securities relative to the other assets owned by a REIT.  Continuation or further deterioration of current economic and market conditions could further impair our ability to acquire and finance assets, thereby reducing or eliminating our profitability and ability to make distributions, impairing the market price of our common stock.  Moreover, even if debt and equity capital were to become more readily available to us, we cannot assure you that it would be on terms that would enable us to strengthen our profitability or ability to make distributions.

Historically, we have financed most of our investments through CDOs and have retained the equity. CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

Historically, we have financed most of our investments through CDOs in which we retained the equity interest.  Depending on market conditions, credit availability, and resolution of current credit market conditions, we may seek to use CDOs to finance our investments in the future.  The equity interests of a CDO are subordinate in right of payment to all other securities issued by the CDO.  The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and other expenses.  However, there will be little or no income available to the CDO equity if there are excessive defaults by the issuers of the underlying collateral which would significantly reduce the value of that interest.  Reductions in the value of the equity interests we have in a CDO, if we determine that they are other than temporary, will reduce our earnings.  In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

(Back to Index)

(Back to Index)

If our CDO financings fail to meet their performance tests, including over-collaterization requirements, our net income and cash flow from these CDOs will be eliminated.

Our CDOs generally provide that the principal amount of their assets must exceed the principal balance of the related securities issued by them by a certain amount, commonly referred to as “over-collateralization.”  The CDO terms provide that, if delinquencies and/or losses exceed specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the securities issued by the CDO issuer, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels.  In addition, a failure by a CDO to satisfy an over-collateralization test typically results in accelerated distributions to the holders of the senior debt securities issued by the CDO entity, resulting in reduction or elimination of distributions to more junior securities until the over-collateralizatoin requirements have been met or the senior debt securities have been paid in full.  Our equity holdings and, when we acquire debt interests in CDOs, our debt interests, if any, are subordinate in right of payment to the other classes of debt securities issued by the CDO entity.  Accordingly, if overcollateralization tests are not met, distributions on the subordinated debt and equity we hold in these CDOs will cease, resulting in a substantial reduction in our cash flow.  Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CDO entity.  Although at December 31, 2010, all of our CDOs met their performance tests, we cannot assure you that our CDOs will satisfy the performance tests in the future.  For information concerning compliance by our CDOs with their over-collateralization tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Summary of CDO and CLO Performance Statistics.”

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

●
If we accumulate assets for a CDO on a short-term credit facility and do not complete the CDO financing, or if a default occurs under the facility, the short-term lender will sell the assets and we would be responsible for the amount by which the original purchase price of the assets exceeds their sale price, up to the amount of our investment or guaranty.

●
An event of default under one short-term facility may constitute a default under other credit facilities we may have, potentially resulting in asset sales and losses to us, as well as increasing our financing costs or reducing the amount of investable funds available to us.

●
We may be unable to acquire a sufficient amount of eligible assets to maximize the efficiency of a CDO issuance, which would require us to seek other forms of term financing or liquidate the assets.  We may not be able to obtain term financing on acceptable terms, or at all, and liquidation of the assets may be at prices less than those we paid, resulting in losses to us.

●
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

(Back to Index)

(Back to Index)

●
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

Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Our interest rate hedging activity varies in scope depending upon market conditions relating to, among other factors, the level and volatility of interest rates and the type of assets we hold.  There are practical limitations on our ability to insulate our portfolio from all of the negative consequences associated with changes in short-term interest rates, including:

●	Available interest rate hedges may not correspond directly with the interest rate risk against which we seek protection.

●	The duration of the hedge may not match the duration of the related liability.

●
Interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates.  Hedging costs may include structuring and legal fees and fees payable to hedge counterparties to execute the hedge transaction.

●	Losses on a hedge position may reduce the cash available to make distributions to stockholders, and may exceed the amounts invested in the hedge position.

●	The amount of income that a REIT may earn from hedging transactions, other than through a TRS, is limited by federal tax provisions governing REITs.

●	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction.

●	The party owing money in the hedging transaction may default on its obligation to pay.

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

(Back to Index)

(Back to Index)

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

Approximately 92% of our hedging arrangements are with a single counterparty and, as a consequence, our hedging strategy may fail if that counterparty defaults in its obligations.

As of December 31, 2010, approximately 92% of our outstanding hedges, with a notional amount of $166.8 million, were with Credit Suisse International, or CS.  Were CS to default in its obligations under these hedging arrangements, we would lose the hedge protection for which we had contracted which, depending upon market conditions, could result in significant losses to us.  We cannot assure you that we could replace the defaulted hedges or that the terms of any replacement hedges we could obtain would be on similar terms, or as to the cost to us of obtaining replacement hedges.

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

(Back to Index)

(Back to Index)

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

We have made investments, and expect to make additional investments, in securities and other assets for which there is no public market.  A portion of these securities or other assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities.  If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.  In addition, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we, the Manager or Resource America has or could be attributed with material non-public information regarding such business entity.

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

We maintain an allowance for loan and lease losses to provide for loan defaults and non-performance by borrowers of their obligations.  Our allowance for loan and lease losses may not be adequate to cover actual or estimated future loan and lease losses and future provisions for loan and lease losses could materially reduce our income.  We base our allowance for loan and lease losses on prior experience, as well as an evaluation of risks in the current portfolio.  However, losses may exceed our current estimates.  The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers’ creditworthiness and the value of collateral securing loans and leases.  Additionally, if we seek to expand our loan and lease portfolios, we may need to make provisions for loan and lease losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of our portfolios. While we believe that our allowance for loan and lease losses is adequate to cover our anticipated losses, we cannot assure you that will continue to be the case or that we will not further increase the allowance for loan and lease losses.  Any increase in our allowance for loan losses will reduce our income and, if sufficiently large, could cause us to incur loss.

Our due diligence may not reveal all of an entity’s liabilities and other weaknesses in its business.

Before investing in any entity, we will assess the strength and skills of the entity’s management, the value of any collateral securing debt, the ability of the entity and the collateral to service the debt and other factors that we believe are material to the performance of the investment.  In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties.  This process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the entities or, with respect to debt securities, any underlying collateral.  Our due diligence processes, however, may not uncover all facts that may be relevant to an investment decision.

(Back to Index)

(Back to Index)

Risks Related to Our Investments

Declines in the market values of our investments may reduce periodic reported results, credit availability and our ability to make distributions.

We classify a substantial portion of our assets for accounting purposes as “available-for-sale.”  As a result, changes in the market values of those assets are directly charged or credited to accumulated other comprehensive loss and could reduce our stockholders’ equity.  A decline in these values will reduce the book value of our assets.  Moreover, if the decline in value of an available-for-sale asset is other than temporary, we are required by GAAP to record the decline as an asset impairment which will reduce our earnings.  As a result of market conditions for our “available-for-sale” investments, we recognized $26.6 million of other-than-temporary impairment through our consolidated statements of operations during the year ended December 31, 2010.

A decline in the market value of our assets may also adversely affect us in instances where we have borrowed money based on the market value of those assets.  If the market value of those assets declines, the lender may require us to post additional collateral to support the loan.  If we were unable to post the additional collateral, we would have to repay some portion or all of the loan, which may require us to sell assets, which could potentially be under adverse market conditions.  As a result, our earnings would be reduced or we could sustain losses, and cash available to make distributions could be reduced or eliminated.

Increases in interest rates and other factors could reduce the value of our investments, result in reduced earnings or losses and reduce our ability to pay distributions.

A significant risk associated with our investment in commercial real estate-related loans, CMBS and other debt instruments is the risk that either or both of long-term and short-term interest rates increase significantly.  If long-term rates increase, the market value of our assets would decline.  Even if assets underlying investments we may own in the future are guaranteed by one or more persons, including government or government-sponsored agencies, those guarantees do not protect against declines in market value of the related assets caused by interest rate changes.  At the same time, with respect to assets that are not match-funded or that have been acquired with variable rate or short-term financing, an increase in short-term interest rates would increase our interest expense, reducing our net interest spread.  This could result in reduced profitability and distributions.

Investing in mezzanine debt and mezzanine or other subordinated tranches of CMBS, bank loans and other ABS involves greater risks of loss than senior secured debt investments.

Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we invest in mezzanine debt and expect to invest in mezzanine or other subordinated tranches of CMBS, bank loans and other ABS.  These types of investments carry a higher degree of risk of loss than senior secured debt investments such as our whole loan investments because, in the event of default and foreclosure, holders of senior liens will be paid in full before mezzanine investors and, depending on the value of the underlying collateral at the time of foreclosure, there may not be sufficient assets to pay all or any part of amounts owed to mezzanine investors.  Moreover, our mezzanine and other subordinate debt investments may have higher loan-to-value ratios than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal.  If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, foreclose on collateral, accelerate maturity or control decisions made in bankruptcy proceedings.  In addition, the prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments because the ability of obligors of instruments underlying the securities to make principal and interest payments may be impaired.  In such event, existing credit support relating to the securities’ structure may not be sufficient to protect us against loss of our principal.

We have historically invested in small- and middle-ticket lease receivables to small- and mid-size businesses which may have greater risks of default than leases or loans to larger businesses.

We have historically invested in small- and middle-ticket lease receivables.  Many of the obligors are small- to mid-size businesses.  As a result, we may be subject to higher risks of lease default than if our obligors were larger businesses.  While we will seek to repossess and re-lease or sell the equipment subject to a defaulted lease or note, we may not be able to do so on advantageous terms.  If an obligor files for protection under the bankruptcy laws, we may experience difficulties and delays in recovering the equipment.  Moreover, the equipment may be returned in poor condition and we may be unable to enforce important lease provisions against an insolvent obligor, including the contract provisions that require the obligor to return the equipment in good condition.  In some cases, an obligor’s deteriorating financial condition may make trying to recover what the obligor owes impractical.  The costs of recovering equipment upon an obligor’s default, enforcing the obligor’s obligations under the lease, and transporting, storing, repairing and finding a new obligor or purchaser for the equipment may be high.  Higher than expected lease defaults will result in a loss of anticipated revenues.  These losses may impair our ability to make distributions and reduce the market price of our common stock.

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

Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we invest in bank loans and other ABS.  Our bank loan investments or our other ABS investments, which are principally backed by small business and bank loans, may not be secured by mortgages or other liens on assets or may involve higher loan-to-value ratios than our real estate-related investments.  Our bank loan investments, and our ABS backed by loans, involve loans with a par amount of $207.8 million at December 31, 2010 that have an interest-only payment schedule or a schedule that does not fully amortize principal over the term of the loan, which will make repayment of the loan depend upon the borrower’s liquidity or ability to refinance the loan at maturity.  Numerous factors affect a borrower’s ability to repay or refinance loans at maturity, including national and local economic conditions, a downturn in a borrower’s industry, loss of one or more principal customers and conditions in the credit markets.  A deterioration in a company’s financial condition or prospects may be accompanied by a deterioration in the collateral for the bank loan or any ABS backed by such company’s loans.

Risks Related to Our Manager

We depend on the Manager and Resource America and may not find suitable replacements if the management agreement terminates.

We have no employees.  Our officers, portfolio managers, administrative personnel and support personnel are employees of Resource America.  We have no separate facilities and completely rely on the Manager and, because the Manager has no direct employees, Resource America, which has significant discretion as to the implementation of our operating policies and investment strategies.  If our management agreement terminates, we may be unable to find a suitable replacement for them.  Moreover, we believe that our success depends to a significant extent upon the experience of the Manager’s and Resource America’s executive officers and senior portfolio managers, and in particular Jonathan Z. Cohen, Thomas C. Elliott, Jeffrey F. Brotman, Jeffrey D. Blomstrom, David J. Bryant, Christopher D. Allen, Gretchen Bergstresser, David Bloom, Crit DeMent, Joan Sapinsley and Alan F. Feldman, whose continued service is not guaranteed.  The departure of any of the executive officers or senior portfolio managers could harm our investment performance.

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

(Back to Index)

(Back to Index)

The incentive fee we pay the Manager may induce it to make riskier investments.

In addition to its base management fee, the Manager will receive incentive compensation, payable quarterly, equal to 25% of the amount by which our adjusted operating earnings, as defined in the management agreement, exceed the weighted average prices for our common stock in all of our offerings multiplied by the greater of 2.00% or 0.50% plus one-fourth of the average 10-year treasury rate for such quarter, multiplied by the weighted average number of common shares outstanding during the quarter.  In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead the Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation.  Investments with higher yields generally have higher risk of loss than investments with lower yields.

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

Our officers and three of our directors, Edward E. Cohen, Jonathan Z. Cohen, and Steven J. Kessler were officers or directors of the Manager or Resource America at the time the management agreement was negotiated.  As a consequence, our management agreement was not the result of arm’s-length negotiations and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

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

(Back to Index)

(Back to Index)
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

A B note is a loan typically secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior note secured by the same first mortgage on the same collateral.  As a result, if a borrower defaults, there may not be sufficient funds remaining for B note owners after payment to the senior note owners.  Since each transaction is privately negotiated, B notes can vary in their structural characteristics and risks.  For example, the rights of holders of B notes to control the process following a borrower default may be limited in certain investments.  We cannot predict the terms of each B note investment we will make.  Further, B notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.  B notes also are less liquid than other forms of commercial real estate debt investments, such as CMBS, and, as a result, we may be unable to dispose of underperforming or non-performing investments.  The higher risks associated with the subordinate position of our B note investments could subject us to increased risk of loss.

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

Commercial mortgage loans are secured by, and mezzanine loans depend on, the performance of the underlying, multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss, that are greater than similar risks associated with loans made on the security of single-family residential property.  The ability of a borrower to repay a loan secured by or dependent upon an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower.  If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired.  Net operating income of an income producing property can be affected by, among other things:

●	tenant mix, success of tenant businesses and property management decisions,

●	property location and condition,

●	competition from comparable types of properties,

●	changes in laws that increase operating expenses or limit rents that may be charged,

●	any need to address environmental contamination at the property,

●	the occurrence of any uninsured casualty at the property,

●	changes in national, regional or local economic conditions and/or the conditions of specific industry segments in which our lessees may operate,

●	declines in regional or local real estate values,

●	declines in regional or local rental or occupancy rates,

●	increases in interest rates, real estate tax rates and other operating expenses,

●	increases in costs of construction material;

●	changes in governmental rules, regulations and fiscal policies, including environmental legislation, and

●	acts of God, terrorism, social unrest and civil disturbances.

(Back to Index)

(Back to Index)
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

We risk loss of principal on defaulted mortgage loans we hold to the extent of any deficiency between the value we can realize from the sale of the collateral securing the loan upon foreclosure, and the loan’s principal and accrued interest.  Moreover, foreclosure of a mortgage loan can be an expensive and lengthy process which could reduce the net amount we can realize on the foreclosed mortgage loan.  In a bankruptcy of a mortgage loan borrower, the mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy as determined by the bankruptcy court, and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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

●
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

–
discourage a tender offer or other transactions or a change in the composition of our board of directors or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders; or

–	result in shares issued or transferred in violation of such restrictions being automatically transferred to a trust for a charitable beneficiary, resulting in the forfeiture of those shares.

●
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

●
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

Maryland Control Share Acquisition Act.  Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” will have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act.  The act defines “control shares” as voting shares of stock that, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to specific exceptions.

(Back to Index)

(Back to Index)

If voting rights or control shares acquired in a control share acquisition are not approved at a stockholders’ meeting or if the acquiring person does not deliver an acquiring person statement as required by the Maryland Control Share Acquisition Act then, subject to specific conditions and limitations, the issuer may redeem any or all of the control shares for fair value.  If voting rights of such control shares are approved at a stockholders’ meeting and the acquirer becomes entitled to vote a majority of the shares entitled to vote, all other stockholders may exercise appraisal rights.  Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act.  However, our board of directors may amend our bylaws in the future to repeal this exemption.

Business combinations.  Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder.  These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transferor issuance or reclassification of equity securities.  An interested stockholder is defined as:

●	any person who beneficially owns ten percent or more of the voting power of the corporation’s shares; or

●
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

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

●	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

●
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

Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or

●	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

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

In order to qualify as a REIT, in each calendar year we must distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain.  To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income.  In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

●	85% of our ordinary income for that year;

●	95% of our capital gain net income for that year; and

●	100% our undistributed taxable income from prior years.

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

Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  A complex set of rules applies when a distribution is made partially in stock and partially in cash and different shareholders receive different proportions of each.  The Internal Revenue Service, in Revenue Procedure 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITS (and RICs).  That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011.  It provides that publicly-traded REITS can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met.  These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  We did not use this Revenue Procedure with respect to any distributions for our 2008, 2009, and 2010 taxable years, but may do so for distributions with respect to 2011.

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

(Back to Index)

(Back to Index)

If we make distributions in excess of our current and accumulated earnings and profits, they will be treated as a return of capital, which will reduce the adjusted basis of your stock.  To the extent such distributions exceed your adjusted basis, you may recognize a capital gain.

Unless you are a tax-exempt entity, distributions that we make to you generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes.  If the amount we distribute to you exceeds your allocable share of our current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock, which will reduce your basis in your stock but will not be subject to tax.  To the extent the amount we distribute to you exceeds both your allocable share of our current and accumulated earnings and profits and your adjusted basis, this excess amount will be treated as a gain from the sale or exchange of a capital asset.  For risks related to the use of uninvested offering proceeds or borrowings to fund distributions to stockholders, see “− Risks Related to Our Organization and Structure − We have not established a minimum distribution payment level and we cannot assure you of our ability to make distributions in the future.”

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

(Back to Index)

(Back to Index)

Dividends paid by REITs do not qualify for the reduced tax rates provided for under current law.

Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals under current law.  The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs.

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

Philadelphia, Pennsylvania:

We maintain offices through our Manager.  Our Manager maintains executive and corporate offices at One Crescent Drive in the Philadelphia Navy Yard under a lease for 13,484 square feet that expires in May 2019.  Certain of its financial fund management and real estate operations are also located in these offices.  Our Manager also leases 21,554 square feet for additional executive office space and for certain of our real estate operations at 1845 Walnut Street, Philadelphia, Pennsylvania.  This lease expires in May 2013.  We believe that our facilities are adequate for our current needs.

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

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “RSO” since our initial public offering in February 2006.  The following table sets forth for the indicated periods the high and low prices for our common stock, as reported on the New York Stock Exchange, and the dividends declared and paid during our past two fiscal years:

	High	Low	Dividends Declared
Fiscal 2010
Fourth Quarter	$7.65	$6.27	$0.25	(1)
Third Quarter	$6.68	$5.17	$0.25
Second Quarter	$7.47	$5.15	$0.25
First Quarter	$7.18	$5.05	$0.25

Fiscal 2009
Fourth Quarter	$5.40	$4.33	$0.25
Third Quarter	$6.21	$2.76	$0.30
Second Quarter	$3.89	$2.96	$0.30
First Quarter	$3.83	$1.50	$0.30

(1)	We distributed a regular dividend of $0.25 on January 26, 2011, to stockholders of record as of December 31, 2010.

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

As of March 8, 2011, there were 61,943,670 common shares outstanding held by 281persons of record.

(Back to Index)

(Back to Index)

    See Item 12 – “Security Ownerships of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In accordance with the provisions of the management agreement, on January 31, 2010, July 31, 2010 and October 31, 2010 we issued 73,815, 124,688 and 53,490 shares of common stock, respectively, to our Manager.  These shares represented 25% of the Manager’s quarterly incentive compensation fee that accrued for the three months ended December 31, 2009, for the three months ended June 30, 2010 and for the three months ended September 30, 2010, respectively.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Performance Graph

The following line graph presentation compares cumulative total shareholder returns of our common stock with the Russell 2000 Index and the NAREIT All REIT Index for the period from February 10, 2006 to December 31, 2010.  The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the NAREIT All REIT Index on February 10, 2006, and that all dividends were reinvested.  This data was furnished by the Research Data Group.

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

	As of and for the years ended
	December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
REVENUES:
Interest income	$103,911	$97,593	$134,341	$176,995	$137,075
Interest expense	36,466	45,427	79,619	121,564	101,851
Net interest income	67,445	52,166	54,722	55,431	35,224

OPERATING EXPENSES	32,608	16,059	12,438	13,415	11,144

	34,837	36,107	42,284	42,016	24,080

OTHER (EXPENSES) REVENUES:
Impairment losses on investment securities	(29,042)	(27,490)	(26,611)	(48,853)	(2,612)
Recognized in other comprehensive loss	(2,238)	(14,019)	(26,611)	(22,576)	(2,612)
Net impairment losses recognized in earnings	(26,804)	(13,471)	−	(26,277)	−
Net realized gain (loss) on investment securities available-for-sale and loans	4,821	1,890	(1,637)	(15,098)	(8,627)
Net realized gain on investments securities-trading	5,052	−	−	−	−
Net unrealized gain on investments securities-trading	9,739	−	−	−	−
Gain on deconsolidation	−	−	−	14,259	−
Provision for loan and lease losses	(43,321)	(61,383)	(46,160)	(6,211)	−
Gain on the extinguishment of debt	34,610	44,546	1,750	−	−
Gain on the settlement of loan	−	−	574	−	−
Other income (expense)	513	(1,350)	115	201	153
Total other (expense) revenue	(15,390)	(29,768)	(45,358)	(33,126)	(8,474)
NET INCOME (LOSS)	$19,447	$6,339	$(3,074)	$8,890	$15,606

Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,488	$51,991	$14,583	$6,029	$5,354
Restricted cash	168,192	85,125	60,394	119,482	30,721
Investment securities-trading	17,723	−	−	−	−
Investment securities available-for-sale, pledged as collateral, at fair value	57,998	39,304	22,466	65,464	420,997
Investment securities available-for-sale, at fair value	5,962	5,238	6,794	−	−
Investment securities held-to-maturity, pledged as collateral	29,036	31,401	28,157	18,517	3,978
Property available-for-sale	4,444	−	−	−	−
Loans, pledged as collateral and net of allowances of $34.2 million, $47.1 million, $43.9 million, $0 and $0	1,443,271	1,557,757	1,684,622	1,748,122	1,236,310
Loans held for sale	28,593	8,050	−	−	−
Lease receivables, net of allowances of $70,000, $1.1 million, $450,000, $293,000 and $0, net of unearned income	109,612	927	104,015	95,030	88,970
Total assets	1,934,200	1,791,404	1,936,031	2,072,148	1,802,829
Borrowings	1,543,251	1,534,874	1,699,763	1,760,969	1,463,853
Total liabilities	1,585,874	1,562,574	1,749,726	1,800,542	1,485,278
Total stockholders’ equity	348,326	228,830	186,305	271,606	317,551

Per Share Data:
Dividends declared per common share	$1.00	$1.15	$1.60	$1.62	$1.49
Net income (loss) per share – basic	$0.41	$0.25	$(0.12)	$0.36	$0.89
Net income (loss) per share − diluted	$0.41	$0.25	$(0.12)	$0.36	$0.87
Weighted average number of shares outstanding - basic	47,715,082	25,205,403	24,757,386	24,610,468	17,538,273
Weighted average number of shares outstanding - diluted	47,907,281	25,355,821	24,757,386	24,860,184	17,881,355

(Back to Index)

(Back to Index)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are externally managed by Resource Capital Manager, Inc., a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commecial real estate, commercial finance and financial fund management operating segments.  As of December 31, 2010, Resource America managed approximately $12.0 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and hedge interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, payments on lease receivables and other asset-backed securities, or ABS.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments comprises a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loans, CMBS, lease receivables and other ABS, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as a long-term financing source.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as a long-term financing source.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

Ongoing problems in real estate and credit markets continue to impact our operations, particularly our ability to generate capital and financing to execute our investment strategies.  These problems have also affected a number of our commercial real estate borrowers and, with respect to 27 of our commercial real estate loans, caused us to enter into loan modifications.  We have increased our allowance for loan and lease losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of the CMBS and other ABS in our investment portfolio.  While we believe we have appropriately valued the assets in our investment portfolio at December 31, 2010, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely effected by market conditions.

The events occurring in the credit markets have impacted our financing and investing strategies and, as a result, our ability to originate new investments and to grow.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio had largely disappeared until mid 2010.  During 2010, we began to see the previously frozen credit markets begin to thaw and in May 2010 we closed a new $120.0 million securitization on our equipment leasing portfolio.  In addition, in February 2011, we entered into a $100.0 million, two year term facility with Wells Fargo to purchase CMBS.  Because of rising U.S. treasury rates and hedge contracts that matured, we received proceeds from margin calls related to our interest rate derivatives of $2.1 million during the year ended December 31, 2010.

(Back to Index)

(Back to Index)

Credit market conditions and the recessionary economy have also resulted in an increasing number of loan modifications, particularly in our commercial real estate, or CRE loans.  Borrowers have experienced deterioration in the performance of the properties we have financed or delays in implementing their business plans.  In order to assist our borrowers in effectuating their business plans, including the leasing and repositioning of the underlying assets, we have been willing to enter into loan modifications that would adapt our financing to their particular situations.  The most common loan modifications have included term extensions and modest interest rate reductions through the lowering of London Interbank Offered Rate, or LIBOR, floors, offset by increased interest rate spreads over LIBOR.  In exchange for the loan modifications, we have received partial principal pay-downs, new equity investment commitments in the properties from the borrowers or their principals, additional fees and other structural improvements and credit enhancements to the loans.  Since the beginning of 2008 through December 31, 2010, we have modified 27 commercial real estate, or CRE, loans.  Management determined that one of these modifications was due to financial distress of the borrower and accordingly, qualified as a troubled debt restructuring.  We expect that we may have more CRE loan modifications in the future.  Subsequent to year end, management modified an additional loan due to financial stress of the borrower.

As economic conditions improve and we begin to access the credit markets on acceptable terms, our principal strategies are to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations.  The following is a summary of repayments we received during the year ended December 31, 2010:

●	$17.7 million of commercial real estate loans paid off;

●	$31.7 million of commercial real estate loan principal repayments;

●	$36.8 million at commercial real estate loan sale proceeds;

●	$267.0 million of bank loan principal repayments; and

●	$57.6 million of bank loan sale proceeds.

We have used recycled capital in our CRE CDO and bank loan CLO structures to make new investments at discounts to par.  We expect that the reinvested capital and related discount will produce additional income as the discount is accreted through interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CDO and CLO structures since we receive credit in these structures for these investments at par.  During 2010 and 2009, we purchased CMBS which had $88.7 million par value at a discount to par of 22.5%, and bank loans which had $608.8 million par value at a discount to par of 9.0%.  From the net discounts of approximately $32.8 million and $55.0 million, we expect to recognize income of approximately $5.5 million and $9.4 million in our CRE CDO and bank loan CLO portfolio, respectively, in 2011.

During 2010, we invested $5.0 million through Resource TRS, our taxable REIT subsidiary, in structured finance vehicles, principally CLO equity, which we have classified as trading securities.  Because of the success of that new investment, we committed an additional $8.0 million through February 2011.  Beginning in October 2010 through February 2011, we have underwritten three new CRE loans for a total of $24.2 million.  We also purchased three newly underwritten CMBS for $7.2 million in February 2011 in conjunction with the Wells Fargo facility.  Furthermore, in January 2011, we have continued to invest in the lease receivable portfolio and made a preferred stock investment in Leaf Commercial Capital, Inc, a recently formed equipment leasing enterprise and a subsidiary of our Manager.  In February 2011, we purchased a company that manages $1.9 billion of bank loan assets and are entitled to collect senior, subordinated and incentive management fees.  These recent asset purchases and credit market events indicate that we expect to be able to invest a significant portion of our available unrestricted and restricted cash balances and, as a result, modestly grow our net interest income in 2011.

We expect to continue to generate net investment income from our current investment portfolio and generate dividends for our shareholders.

As of December 31, 2010, we had invested 76.7% of our portfolio in CRE assets, 18.4% in commercial bank loans, 3.1% in lease receivables and 1.8% in structured notes.  As of December 31, 2009, we had invested 76.4% of our portfolio in CRE assets, 23.2% in commercial bank loans and 0.4% in lease receivables.

Results of Operations

Our net income for the year ended December 31, 2010 was $19.4 million, or $0.41 per share (basic and diluted), as compared to net income of $6.3 million, or $0.25 per share (basic and diluted), for the year ended December 31, 2009, and compared to a net loss of $3.1 million, or ($0.12) per share (basic and diluted), for the year ended December 31, 2008.

(Back to Index)

(Back to Index)

Interest Income

The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Years Ended
	December 31,
	2010	2009	2008
Interest income:
Interest income from loans:
Bank loans	$43,970	$35,770	$53,172
Commercial real estate loans	32,866	48,793	63,936
Total interest income from loans	76,836	84,563	117,108

Interest income from securities:
CMBS-private placement	9,768	5,404	4,425
Securities held-to-maturity	1,466	1,807	1,934
Other ABS	200	14	19
Total interest income from securities available-for-sale	11,434	7,225	6,378

Leasing	11,306	4,336	8,180

Interest income – other:
Interest income – other (1)	−	−	997
Preference payments on structured notes	3,112	−	−
Temporary investment in over-night repurchase agreements	1,223	1,469	1,678
Total interest income – other	4,335	1,469	2,675
Total interest income	$103,911	$97,593	$134,341

(1)	Represents cash received on our 90% equity investment in Ischus CDO II in excess of our investment. Income on this investment was recognized using the cost recovery method.

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Weighted Average		Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	4.82%	$907,582	3.87%	$943,854	5.62%	$947,753
Commercial real estate loans	4.68%	$694,153	6.12%	$785,380	7.48%	$840,874

Interest income from securities:
CMBS-private placement	6.97%	$140,377	5.90%	$90,784	5.76%	$76,216
Securities held-to-maturity	4.12%	$35,295	5.28%	$33,249	7.72%	$25,782
Other ABS	8.71%	$2,300	4.98%	$281	0.32%	$6,000

Leasing	15.61%	$75,008	6.88%	$65,300	8.68%	$94,864

(Back to Index)

(Back to Index)

The following tables summarize interest income for the years indicated (in thousands, except percentages):

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization /Accretion	Interest Income	Fee Income		Total
Year Ended December 31, 2010:
Bank loans	3.24%	$(26,568)	$13,919	$30,051	$	−	$43,970
Commercial real estate loans	4.50%	$(171)	(15)	32,163		718	32,866
Total interest income from loans			13,904	62,214		718	76,836

CMBS-private placement	3.79%	$(23,294)	4,359	5,410		−	9,768
Securities held-to-maturity	2.45%	$(2,844)	409	1,056		−	1,466
Other ABS			−	200		−	200
Total interest income from securities			4,768	6,666		−	11,434

Leasing			−	11,306		−	11,306

Preference payments on structured notes			−	3,112		−	3,112
Other			−	1,223		−	1,223
Total interest income – other			−	4,335		−	4,335

Total interest income			$18,672	$84,521		$718	$103,911

Year Ended December 31, 2009:
Bank loans	3.13%	$(27,682)	$6,955	$28,815	$	−	$35,770
Commercial real estate loans	5.96%	$(30)	66	48,094		633	48,793
Total interest income from loans			7,021	76,909		633	84,563

CMBS-private placement	4.28%	$(29,030)	1,460	3,944		−	5,404
Securities held-to-maturity	4.54%	$(3,103)	238	1,569		−	1,807
Other ABS			−	14		−	14
Total interest income from securities			1,698	5,527		−	7,225

Leasing			−	4,336		−	4,336

Preference payments on structured notes			−	−		−	−
Other			−	1,469		−	1,469
Total interest income – other			−	1,469		−	1,469

Total interest income			$8,719	$88,241		$633	$97,593

Year Ended December 31, 2008:
Bank loans	5.53%	$(8,459)	$946	$52,226	$	−	$53,172
Commercial real estate loans	7.18%	$(8)	88	63,059		789	63,936
Total interest income from loans			1,034	115,285		789	117,108

CMBS-private placement	5.18%	$(3,680)	444	3,981		−	4,425
Securities held-to-maturity	7.54%	$(87)	−	1,934		−	1,934
Other ABS			−	19		−	19
Total interest income from securities			444	5,934		−	6,378

Leasing			−	8,180		−	8,180

Preference payments on structured notes			−	−		−	−
Other			−	2,675		−	2,675
Total interest income – other			−	2,675		−	2,675

Total interest income			$1,478	$132,074		$789	$134,341
(Back to Index)

(Back to Index)

Year Ended December 31, 2010 as compared to Year Ended December 31, 2009

Aggregate interest income increased $6.3 million (6%) to $103.9 million for the year ended December 31, 2010, from $97.6 million for the year ended December 31, 2009.  We attribute this increase to the following:

Interest Income from Loans

Aggregate interest income from loans decreased $7.8 million (9%) to $76.8 million for the year ended December 31, 2010 from $84.6 million for the year ended December 31, 2009.

Commercial real estate loans produced $32.9 million of interest income for the year ended December 31, 2010 as compared to $48.8 million for the year ended December 31, 2009, a decrease of $15.9 million (33%).  This decrease resulted from the following:

●
a decrease in the weighted average balance of assets of $91.2 million to $694.2 million for the year ended December 31, 2010 from $785.4 million for the year ended December 31, 2009 primarily as a result of payoffs and paydowns and to a lesser extent write-offs of impaired loans; and

●
a decrease in the weighted average yield on our assets to 4.68% for the year ended December 31, 2010 from 6.12% for the year ended December 31, 2009 primarily due to decreases in LIBOR floors, which is a reference index for the rates payable on these loans, from loan modifications during 2009 and 2010.  There were $310.9 million of loans with a weighted average LIBOR floor of 2.37% as of December 31, 2009 that decreased to $157.4 million of loans with a weighted average LIBOR floor of 2.24% as of December 31, 2010.

The decrease in commercial real estate loans was partially offset by an increase in interest income on bank loans which generated $44.0 million of interest income for the year ended December 31, 2010 as compared to $35.8 million for the year ended December 31, 2009, an increase of $8.2 million (23%).  This increase resulted primarily from an increase in the weighted average yield earned by our bank loans to 4.82% for the year ended December 31, 2010 from 3.87% for the year ended December 31, 2009.  This was principally a result of an increase in accretion income to $13.9 million for the year ended December 31, 2010 as compared to $7.0 million for the year ended December 31, 2009.  The increase in accretion income is the result of the purchase of $608.8 million of bank loans at discounts during 2009 and 2010 and the accretion of those discounts into income.  These discounted loan purchases are made as we reinvest the proceeds from loan payoffs from our borrowers and from the loans we have sold, typically for credit reasons.

The increase in bank loan accretion income was partially offset by a decrease in the weighted average balance on these loans of $36.3 million to $907.6 million for the year ended December 31, 2010, from $943.9 million for the year ended December 31, 2009, as a result of write-offs of several loans in the last quarter of 2009 and the first quarter of 2010 as well as the timing of when loans were sold or paid down and the proceeds reinvested.

Interest Income from Securities

Aggregate interest income from securities available-for-sale increased $4.2 million (58%) to $11.4 million for the year ended December 31, 2010 from $7.2 million for the year ended December 31, 2009.  The increase in interest income from securities available-for-sale resulted principally from the following:

CMBS-private placement increased $4.4 million (81%) to $9.8 million for the year ended December 31, 2010 from $5.4 million for the year ended December 31, 2009.  We attribute the increase primarily to the following:

●
an increase in the weighted average balance of assets of $49.6 million to $140.0 million for the year ended December 31, 2010 from $90.8 million for the year ended December 31, 2009, principally as a result of the purchase of $37.1 million par value of assets during the year ended December 31, 2010, and during the last half of the year ended December 31, 2009.  This was partially offset by the impairment and subsequent non-payment of $24.8 million par value of assets during the fourth quarter of 2009 and in 2010; and

●
an increase in the weighted average yield to 6.97% for the year ended December 31, 2010 from 5.90% for the year ended December 31, 2009 primarily as a result of an increase of $2.9 million in accretion income to $4.4 million during the year ended December 31, 2010 from $1.5 million during the year ended December 31, 2009.  The increase in accretion income resulted from the purchase of $91.9 million of CMBS at discounts during the last quarter of 2009 and during 2010 and accretion of those discounts into income.  We make these discounted security purchases as we reinvest the proceeds from the loan and security payoffs from our borrowers and from the loans and securities we have sold, typically for credit reasons.

(Back to Index)

(Back to Index)

Interest Income - Leasing

Our equipment leasing portfolio generated $11.3 million of interest income for the year ended December 31, 2010 as compared to $4.3 million for the year ended December 31, 2009, an increase of $7.0 million (161%).  This increase for the year ended December 31, 2010 was due to the acquisition of $120.0 million in new leases during the year ended December 31, 2010 financed by a new securitization.  The increase for the year ended December 31, 2010 was partially offset by the sale of the majority of our legacy leasing portfolio, at par, as of June 30, 2009.  The legacy portfolio was sold to reduce our leverage and exposure to certain lease receivables that were underwritten under older, more aggressive credit standards.  In May 2010, we acquired a new leasing portfolio which was underwritten with stricter credit standards, using longer term debt that gave us a prepayment option upon meeting specific terms.

Interest Income - Other

Aggregate interest income-other increased $2.8 million (195%) to $4.3 million for the year ended December 31, 2010, as compared to $1.5 million for the year ended December 31, 2009 principally from preference payments on structured notes which generated $3.1 million for the year ended December 31, 2010.  We had no investment in these securities during the year ended December 31, 2009.  These payments vary from period to period and are based on cash flows from the underlying assets rather than on a contractual interest rate.

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

Bank loans generated $35.8 million of interest income for the year ended December 31, 2009 as compared to $53.2 million for the year ended December 31, 2008, a decrease of $17.4 million (33%).  This decrease resulted primarily from a decrease in the weighted average yield earned by our bank loans to 3.87% for the year ended December 31, 2009 from 5.62% for the year ended December 31, 2008.  This was principally a result of the decrease in LIBOR which is a reference index for the rates payable on these loans.  The effect of the decrease in the weighted average rate was partially offset by an increase of $6.0 million in accretion income as a result of the purchase of assets at discounts during the year ended December 31, 2009.

Commercial real estate loans produced $48.8 million of interest income for the year ended December 31, 2009 as compared to $63.9 million for the year ended December 31, 2008, a decrease of $15.1 million (24%).  This decrease resulted from the following:

●
a decrease in the weighted average balance of assets of $55.5 million to $785.4 million for the year ended December 31, 2009 from $840.9 million for the year ended December 31, 2008 primarily as a result of payoffs and paydowns and to a lesser extent as a result of valuation allowances resulting from interest adjustments taken on several loans; and

●
a decrease in the weighted average yield on our assets to 6.12% for the year ended December 31, 2009 from 7.48% for the year ended December 31, 2008 primarily due to decreases in LIBOR floors, which is a reference index for the rates payable on these loans from loan modifications during 2009.  Management determined that five of these modifications were due to financial distress of the borrowers and, accordingly, qualified as a troubled debt restructuring.  There were $401.3 million of loans with a weighted average LIBOR floor of 4.71% as of December 31, 2008 which decreased to $310.9 million of loans with a weighted average LIBOR floor of 2.37% as of December 31, 2009.

Interest Income from Securities

Aggregate interest income from securities available-for-sale increased $847,000 (13%) to $7.2 million for the year ended December 31, 2009 from $6.4 million for the year ended December 31, 2008.  The increase in interest income from securities available-for-sale resulted principally from the following:

(Back to Index)

(Back to Index)

CMBS-private placement increased $993,000 (22%) to $5.4 million for the year ended December 31, 2009 from $4.4 million for the year ended December 31, 2008.  The increase is primarily attributed to the following:

●
an increase in the weighted average balance of assets of $14.6 million to $90.8 million for the year ended December 31, 2009 from $76.2 million for the year ended December 31, 2008 principally as a result of the purchase of $54.8 million par value of assets during the year ended December 31, 2009, largely during the last half of the year; and

●
an increase in the weighted average yield to 5.90% for the year ended December 31, 2009 from 5.76% for the year ended December 31, 2008 primarily as a result of an increase of $1.0 million in accretion income from assets purchased at discounts during the year ended December 31, 2009.

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
Interest Income - Other

Aggregate interest income-other decreased $1.2 million (45%) to $1.5 million for the year ended December 31, 2009, as compared to $2.7 million for the year ended December 31, 2008.  The decrease in interest income-other resulted principally from the following:

●
A decrease in interest income-other to $0 for the year ended December 31, 2009, as compared to $997,000 for the year ended December 31, 2008.  The decrease is the result of our having written down our equity investment in Ischus CDO II to $0 in December 2008.  Prior to that disposition, we used the cost recovery method to recognize the income on this investment.  We sold our interest in Ischus CDO II in November 2007 and, as a result, deconsolidated it at that time.  For the three months ended March 31, 2008, $997,000 of interest income was recognized on this investment.  No such income has been recognized since March 2008.

●
A decrease in interest from temporary investments in over-night repurchase agreements of $209,000 (12%) to $1.5 million for the year ended December 31, 2009, as compared to $1.7 million for the year ended December 31, 2008 primarily as a result of lower rates earned on our over-night repurchase agreements.

Interest Expense

Year Ended December 31, 2010 as compared to Year Ended December 31, 2009

The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):
	Years Ended
	December 31,
	2010	2009	2008
Interest expense:
Bank loans	$9,573	$15,394	$35,165
Commercial real estate loans	8,068	11,072	27,924
CMBS-private placement	−	−	163
Leasing	5,737	2,143	4,357
General	13,088	16,818	12,010
Total interest income	$36,466	$45,427	$79,619

	Year Ended			Year Ended			Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	Weighted Average			Weighted Average			Weighted Average
	Yield	Balance		Yield	Balance		Yield	Balance
Interest expense:
Bank loans	1.04%		$906,000	1.68%		$906,000	3.82%	$906,000
Commercial real estate loans	1.46%		$543,345	1.70%		$649,258	3.91%	$696,492
CMBS-private placement	N/A	$	−	N/A	$	−	4.34%	$3,597
Leasing	8.81%		$65,176	4.42%		$44,388	4.67%	$89,778
General	5.45%		$231,821	5.01%		$322,720	3.00%	$383,860

(Back to Index)

(Back to Index)

Year Ended December 31, 2010 as compared to Year Ended December 31, 2009

Aggregate interest expense decreased $8.9 million (20%) to $36.5 million for the year ended December 31, 2010, from $45.4 million for the year ended December 31, 2009.  We attribute this decrease to the following:

Interest expense on bank loans was $9.6 million for the year ended December 31, 2010, as compared to $15.4 million for the year ended December 31, 2009, a decrease of $5.8 million (38%).  This decrease resulted primarily from a decrease in the weighted average yield on this debt to 1.04% for the year ended December 31, 2010 from 1.68% for the year ended December 31, 2009 as a result of the decrease in LIBOR which is a reference index for the rates payable on most of these notes.

Interest expense on commercial real estate loans was $8.1 million for the year ended December 31, 2010, as compared to $11.1 million for the year ended December 31, 2009, a decrease of $3.0 million (27%).  This decrease resulted primarily from the following:

●
a decrease in the weighted average balance of the related financings of $106.0 million to $543.3 million for the year ended December 31, 2010 as compared to $649.3 million for the year ended December 31, 2009, primarily due to the repurchase of $146.9 million of notes in 2009 and 2010; and

●
a decrease in the weighted average yield on our financings to 1.46% for the year ended December 31, 2010 from 1.70% for the year ended December 31, 2009 primarily due to the decrease in LIBOR which is a reference index for the rates payable on most of these notes.

Interest expense on our equipment leasing portfolio was $5.7 million for the year ended December 31, 2010, as compared to $2.1 million for the year ended December 31, 2009, an increase of $3.6 million (168%).  The increase is the result of the addition of a new securitization entered into in April 2010 in conjunction with our acquisition of $120.0 million of new leases.  The increase was partially offset by a decrease in interest expense related to our legacy leasing portfolio when the debt was transferred to Resource America at the time the portfolio was sold on June 30, 2009.

General interest expense was $13.1 million for the year ended December 31, 2010, as compared to $16.8 million for the year ended December 31, 2009, a decrease of $3.7 million (22%).  This decrease was primarily from the sale of our legacy leasing portfolio, at par, in June 2009 which also resulted in the transfer of the related interest rate hedges and a decrease in that associated cost.

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

Interest expense on commercial real estate loans was $11.1 million for the year ended December 31, 2009, as compared to $27.9 million for the year ended December 31, 2008, a decrease of $16.9 million (60%).  This decrease resulted from the following:

●
a decrease in the weighted average yield on our financings to 1.70% for the year ended December 31, 2009 from 3.91% for the year ended December 31, 2008 primarily due to the decrease in LIBOR which is a reference index for the rates payable on most of these notes; and

●
a decrease in the weighted average balance of the related financings of $47.2 million to $649.3 million for the year ended December 31, 2009 from $696.5 million for the year ended December 31, 2008 as a result of our buyback of $55.5 million in notes and the payoff of $17.1 million in repurchase agreement debt during the year.

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

Non-Investment Expenses

The following table sets forth information relating to our non-investment expenses incurred for the periods presented (in thousands):

	Years Ended
	December 31,
	2010	2009	2008
Non-investment expenses:
Management fees-related party	$13,216	$8,363	$6,301
Equity compensation-related party	2,221	1,240	540
Professional services	3,627	3,866	3,349
Insurance	759	828	641
Depreciation on operating leases	4,003	−	−
General and administrative	3,061	1,764	1,848
Income tax expense (benefit)	5,721	(2)	(241)
Total non-investment expenses	$32,608	$16,059	$12,438

Year Ended December 31, 2010 as compared to the Year Ended December 31, 2009

Management fees – related party increased $4.9 million (58%) to $13.2 million for the year ended December 31, 2010 as compared to $8.4 million for the year ended December 31, 2009.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio.  The base management fees increased by $1.6 million (43%) to $5.4 million for the year ended December 31, 2010 as compared to $3.8 million for the year ended December 31, 2009.  This increase was due to increased stockholders’ equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $76.8 million of net proceeds from the sales of common stock through our Dividend Reinvestment Plan or DRIP during the year ended December 31, 2010 as well as the receipt of $42.4 million from the proceeds of our May 2010 common stock offering.  Incentive management fees increased $2.8 million to $7.4 million for the year ended December 31, 2010 from $4.6 million for the year ended December 31, 2009 primarily as a result of income from our structured finance portfolio.  There was no such portfolio and therefore no such income during the year ended December 31, 2009.  Management fees also include fees of $438,000 for the year ended December 31, 2010 to our structured finance manager.

Equity compensation – related party increased $981,000 (79%) to $2.2 million for the year ended December 31, 2010 as compared to $1.2 million for the year ended December 31, 2009.  These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America who provide investment management services to us through our Manager.  The increase in expense was primarily the result of an increase in our stock price and its impact on our quarterly remeasurement of the value of unvested stock and options as well as issuances of new grants during the year.

Professional services decreased $239,000 (6%) to $3.6 million for the year ended December 31, 2010 as compared to $3.9 million for the year ended December 31, 2009 primarily due to a decrease of $399,000 of servicing fees related to our legacy leasing portfolio which was sold in June 2009.

Depreciation on operating leases was $4.0 million for the year ended December 31, 2010 as compared to $0 for the year ended December 31, 2009 and is related to the $120.0 million of new leases we acquired in April 2010. There was no such portfolio or expense during the year ended December 31, 2009.

General and administrative expense increased $1.3 million (74%) to $3.1 million for the year ended December 31, 2010 from $1.8 million for the year ended December 31, 2009.  $1.1 million of the increase is related to our agreement to reimburse Resource America for the wages, salary and benefits of our Chief Financial Officer, three accounting professionals and 50% of the salary and benefits of a director of investor relations.  The reimbursements began in October 2009.  In addition, we began reimbursing our Chairman for wages, salary and benefits in February 2010 and an additional accounting professional in November 2010.
(Back to Index)

(Back to Index)

Income tax expense increased $5.7 million to an expense of $5.7 million for the year ended December 31, 2010 as compared to a benefit of $2,000 for the year ended December 31, 2009 due to higher pre-tax income for the year ended December 31, 2010.  In addition, the benefit incurred for the year ended December 31, 2009 was relatively low when compared to pre-tax loss due to the fact that a valuation allowance was established against certain deferred tax assets that were deemed to not be realizable at that time.  The valuation has been removed for the year ended December 31, 2010 due to a change in circumstances regarding the ability to realize the deferred tax assets.

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

Equity compensation – related party increased $700,000 (130%) to $1.2 million for the year ended December 31, 2009 as compared to $540,000 for the year ended December 31, 2008.  These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America who provide investment management services to us through our Manager.  The increase in expense was primarily the result of an increase in our stock price and its impact on our quarterly remeasurement of the value of unvested stock and options as well as issuances of new grants during the year.

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

Income tax benefit decreased $239,000 (99%) to a benefit of $2,000 for the year ended December 31, 2009 as compared to a benefit of $241,000 for the year ended December 31, 2008 due to the establishment of a valuation allowance against deferred tax assets related to Resource TRS, our domestic taxable REIT subsidiary.

Other (Expense)/Income

The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):
	Years Ended
	December 31,
	2010	2009	2008
Impairment losses on investment securities	$(29,042)	$(27,490)	$(26,611)
Recognized in other comprehensive loss	(2,238)	(14,019)	(26,611)
Net impairment losses recognized in earnings	(26,804)	(13,471)	−
Net realized gains (losses) on investment securities available-for sale and loans	4,821	1,890	(1,637)
Net realized gain on investment securities-trading	5,052	−	−
Net unrealized gain on investment securities-trading	9,739	−	−
Provision for loan and lease losses	(43,321)	(61,383)	(46,160)
Gain on the extinguishment of debt	34,610	44,546	1,750
Gain on the settlement of a loan	−	−	574
Other income (expense)	513	(1,350)	115
Total	$(15,390)	$(29,768)	$(45,358)

Year Ended December 31, 2010 as compared to Year Ended December 31, 2009

Net impairment losses recognized in earnings were $26.8 million during the year ended December 31, 2010 and consisted primarily of other-than-temporary impairment losses of $26.6 million on five CMBS-private placement positions.  Losses during the year ended December 31, 2009 consisted of $6.9 million on two CMBS-private placement positions, $5.7 million on our other ABS position and $895,000 on one of our investment securities held-to-maturity.

(Back to Index)

(Back to Index)

Net realized gains on investment securities available-for-sale and loans increased $2.9 million (155%) to $4.8 million for the year ended December 31, 2010 from $1.9 million for the year ended December 31, 2009.  The increase is primarily due to $5.0 million of net gains on the sale of CMBS – private placement positions during the year ended December 31, 2010 as compared to $160,000 of net gains on CMBS – private placement positions during the year ended December 31, 2009, reflecting a positive effect of a market rally in CMBS pricing on our portfolio.  These gains were partially offset by $1.3 million of losses on our ABS held-to-maturity portfolio from the sale of securities due to our evaluation of the creditworthiness of the underlying assets.  These gains were also partially offset by $489,000 from trading losses on our Apidos loans recognized as held-for-sale of $114,000 during the year ended December 31, 2010 versus trading gains of $375,000 on that same portfolio for the year ended December 31, 2009 as a result of timing differences of when positions were recognized for sale and sold.

Net realized gain on investment securities-trading was $5.1 million for the year ended December 31, 2010.  No such portfolio existed prior to June 2010.  The gains are the result of sales of structured finance securities.

Net unrealized gain on investment securities-trading was $9.7 million for the year ended December 31, 2010.  No such portfolio existed prior to June 2010.  The gains are the result of marking the structured finance positions to market as of December 31, 2010.

Our provision for loan and lease losses decreased $18.1 million (29%) to $43.3 million for the year ended December 31, 2010, as compared to $61.4 million for the year ended December 31, 2009.

The following table summarizes information relating to our provision for loan and lease losses for the periods presented (in thousands):
	Year Ended
	December 31,
	2010	2009
CRE loan portfolio	$44,357	$31,856
Bank loan portfolio	(1,348)	26,855
Lease receivables	312	2,672
	$43,321	$61,383

The principal reason for the decrease from the 2009 period was the significant improvement in market conditions with respect to assets in our bank loan portfolio.  There was also a decrease in the provision on our lease receivables which was primarily due to the sale of the legacy portfolio and subsequent acquisition of a new leasing portfolio which was underwritten with stricter credit standards.  The improvements in the provision were partially offset by provisions for our CRE portfolio, which has declined in value.  During the year ended December 31, 2010, we had 11 loans for which we had taken provisions as compared to four loans for the year ended December 31, 2009 as a result of our impairment analysis.  We also increased our general reserve by $3.1 million during the year ended December 31, 2010 as a result of market conditions.

Gain on the extinguishment of debt decreased $9.9 million (22%) during the year ended December 31, 2010 to $34.6 million for the year ended December 31, 2010 from $44.5 million for the year ended December 31, 2009.  During the year ended December 31, 2010, we bought back $91.4 million of debt issued by  Resource Real Estate Funding CDO  2006-1, or RREF CDO 2006-1 and Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1.  The notes, issued at par, were repurchased as an investment by us at a weighted average price of 62.1% of par resulting in a gain of $34.6 million.  During the year ended December 31, 2009, we bought back $55.5 million of debt issued by RREF CDO 2006-1 and RREF CDO 2007-1.  The notes, issued at par, were repurchased as an investment by us at a weighted average price of 19.8% of par resulting in a gain of $44.5 million.  The related deferred debt issuance costs were immaterial in all transactions.

Other income/(expense) increased $1.9 million to income of $513,000 for the year ended December 31, 2010 as compared to expense of $1.4 million for the year ended December 31, 2009.  The increase in income was primarily due to a non-recurring charge of $1.4 million during the year ended December 31, 2009 that was the result of an accrual for a liability related to a settlement on our equity position in the Ischus CDO II portfolio.

Year Ended December 31, 2009 as compared to Year Ended December 31, 2008

Net impairment losses recognized in earnings were $13.5 million during the year ended December 31, 2009 and consisted of other-than-temporary impairment losses of $6.9 million on two CMBS-private placement positions, $5.7 million on our other ABS position, and $895,000 on one of our investment securities held-to-maturity.

(Back to Index)

(Back to Index)

Net realized gains (losses) on securities available-for-sale and loans increased $3.5 million to a gain of $1.9 million for the year ended December 31, 2009 from a loss of $1.6 million for the year ended December 31, 2008.  The primary component of the increased gain during the year ended December 31, 2009 was an increase of $1.4 million in net gains from the sale of loans and held-to-maturity securities in our bank loan portfolio.  In addition, the year ended December 31, 2008 contains net losses of $2.0 million from the sale of CMBS – private placement securities as compared to $190,000 of gains during the year ended December 31, 2009, a net increase in gains of $2.2 million for the year ended December 31, 2009.

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

The following table summarizes information relating to our provision for loan and lease losses for the periods presented (in thousands):
	Year Ended
	December 31,
	2009	2008
CRE loan portfolio	$31,856	$14,817
Bank loan portfolio	26,855	30,442
Lease receivables	2,672	901
	$61,383	$46,160

The principal reason for the increased provision is overall worsening credit markets in 2009.  We increased our general allowance for loan and lease losses in 2009 by $8.0 million for bank loans, $8.1 million for CRE loans and $0.7 million on our leasing portfolio.  Also, due to payment defaults, we took an $18.8 million provision on specifically impaired bank loans and a $2.0 million provision on our leasing portfolio during the year ended December 31, 2009.  Lastly, because of a decision to liquidate a substantial portion of collateral in our largest CRE position, we took a $23.8 million provision on that portfolio of loans during the year ended December 31, 2009.

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

Gain on the settlement of a loan during the year ended December 31, 2008 is due to the reimbursement of a loss related to the termination of a hedge after the paydown of a commercial real estate loan.  Under the terms of the agreement, we were to be reimbursed for any such termination costs.  There was no similar transaction during the year ended December 31, 2009.

Financial Condition

Summary

Our total assets at December 31, 2010 were $1.9 billion as compared to $1.8 billion at December 31, 2009.  The increase in total assets was principally due to the addition of lease receivables to our investment portfolio as a result of a new leasing securitization entered into in May 2010.

Investment Portfolio

The following tables summarize the amortized cost and net carrying amount of our investment portfolio as of December 31, 2010 and 2009, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

(Back to Index)

(Back to Index)

	Amortized cost (3)	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
December 31, 2010
Floating rate
CMBS-private placement	$31,127	100.00%	$9,569	30.74%	$(21,558)	-69.26%
Structured notes	7,984	34.09%	17,723	75.67%	9,739	41.58%
Other ABS	−	0.00%	22	0.26%	22	0.26%
B notes (1)	26,485	99.94%	26,071	98.38%	(414)	-1.56%
Mezzanine loans (1)	83,699	100.00%	82,680	98.78%	(1,019)	-1.22%
Whole loans (1)	441,372	99.92%	419,207	94.91%	(22,165)	-5.01%
Bank loans (2)	856,436	96.99%	850,500	96.32%	(5,936)	-0.67%
Loans held for sale (3)	13,593	55.92%	13,593	55.92%	−	0.00%
ABS held-to-maturity (4)	29,036	91.08%	25,941	81.37%	(3,095)	-9.71%
Total floating rate	1,489,732	95.86%	1,445,306	93.01%	(44,426)	-2.85%
Fixed rate
CMBS – private placement	52,097	48.30%	54,369	50.41%	2,272	2.11%
B notes (1)	30,966	99.53%	30,482	97.97%	(484)	-1.56%
Mezzanine loans (1)	38,545	100.23%	31,012	80.64%	(7,533)	-19.59%
Loans held for sale (3)	15,000	75.00%	15,000	75.00%	−	0.00%
Lease receivables (5)	109,682	100.00%	109,612	99.94%	(70)	-0.06%
Total fixed rate	246,290	80.20%	240,475	78.30%	(5,815)	-1.90%
Grand total	$1,736,022	93.28%	$1,685,781	90.58%	$(50,241)	-2.70%

December 31, 2009
Floating rate
CMBS-private placement	$32,043	100.00%	$11,185	34.91%	$(20,858)	-65.09%
Other ABS	24	0.29%	24	0.29%	−	−%
B notes (1)	26,479	99.92%	26,263	99.11%	(216)	-0.81%
Mezzanine loans (1)	124,048	100.00%	123,058	99.20%	(990)	-0.80%
Whole loans (1)	403,230	99.81%	381,710	94.49%	(21,520)	-5.32%
Bank loans (2)	857,202	96.87%	798,614	90.25%	(58,588)	-6.62%
Loans held for sale (3)	8,050	78.88%	8,050	78.88%	−	−%
ABS held-to-maturity (4)	31,401	88.77%	21,287	60.18%	(10,114)	-28.59%
Total floating rate	1,482,477	97.23%	1,370,191	89.82%	(112,286)	-7.41%
Fixed rate
CMBS – private placement	60,067	64.08%	33,333	35.56%	(26,734)	-28.52%
B notes (1)	54,977	100.05%	54,527	99.23%	(450)	-0.82%
Mezzanine loans (1)	58,638	100.28%	53,200	90.98%	(5,438)	-9.30%
Whole loans (1)	80,305	99.78%	79,647	98.96%	(658)	-0.82%
Lease receivables (5)	2,067	100.05%	927	44.87%	(1,140)	-55.18%
Total fixed rate	256,054	88.38%	221,634	76.50%	(34,420)	-11.88%
Grand total	$1,738,531	95.78%	$1,591,800	87.70%	$(146,731)	-8.08%

(1)
Net carrying amount includes an allowance for loan losses of $31.6 million at December 31, 2010, allocated as follows:  B notes ($899,000), mezzanine loans ($8.5 million) and whole loans ($22.2 million).  Net carrying amount includes an allowance for loan losses of $29.3 million at December 31, 2009, allocated as follows:  B notes ($666,000), mezzanine loans ($6.4 million) and whole loans ($22.2 million).

(2)
The bank loan portfolio is carried at amortized cost less allowance for loan loss and was $853.8 million at December 31, 2010.  The amount disclosed represents net realizable value at December 31, 2010, which includes a $2.6 million allowance for loan losses at December 31, 2010.  The bank loan portfolio was $839.4 million (net of allowance of $17.8 million) at December 31, 2009.

(3)	Loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.

(4)	ABS held-to-maturity are carried at amortized cost less other-than-temporary impairments.

(5)	Net carrying amount includes a $70,000 and $1.1 million allowance for lease receivable losses at December 31, 2010 and 2009, respectively.

(Back to Index)

(Back to Index)

Commercial Mortgage-Backed Securities-Private Placement.  The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  We review our portfolios and make other-than-temporary impairment determinations at least quarterly.  We consider the following factors when determining if there is an other-than-temporary impairment on a security:

●	the length of time the market value has been less than amortized cost;

●	the severity of the impairment;

●	the expected loss of the security as generated by third party software;

●	credit ratings from the rating agencies;

●	underlying credit fundamentals of the collateral backing the security; and

●	whether, based upon our intent, it is more likely than not that we will sell the security before the recovery of the amortized cost basis.

At December 31, 2010 and 2009, we held $64.0 million and $44.5 million, respectively, (net of net unrealized losses of $19.3 million and $47.6 million, respectively) of CMBS recorded at fair value. To determine fair value, we use two methods, either a dealer quote or an internal valuation model, depending upon when the position was purchased and the current level of market activity.  As of December 31, 2010 and 2009, $53.7 million and $29.7 million, respectively, of investment securities available-for-sale were valued using dealer quotes and $10.3 million and $14.8 million, respectively, were valued using the weighted average of the three measures discussed below.

For securities purchased in 2009 and thereafter, we obtain a quote from a dealer, which typically will be the dealer who sold us the security.  We have been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  As a result of how the dealers develop their quotes, the market illiquidity and low levels of trading activity as of December 31, 2009, we categorized all of these investment securities available-for-sale in Level 3 in the fair value hierarchy.  Due to the increased level of trading activity in 2010, we moved some of these securities into Level 2 in the fair value hierarchy.  We evaluate the reasonableness of the quotes we receive by applying our own valuation models.  If there is a material difference between a quote we receive and the value indicated by our valuation models, we will evaluate the difference.  As part of that evaluation, we will discuss the difference with the dealer, who may revise their quote based upon these discussions.  Alternatively, we may revise our valuation models.

For investment securities available-for-sale purchased prior to 2009, we determine fair value based on taking a weighted average of the following three measures:

●	dealer quotes, as described above;

●	quotes on more actively-traded, higher-rated securities issued in a similar time period, adjusted for differences in rating and seniority; and

●
the value resulting from an internal valuation model using an income approach based upon an appropriate risk-adjusted yield, time value and projected losses using default assumptions based upon an historical analysis of underlying loan performance.

In the aggregate, we purchased our CMBS-private placement portfolio at a discount.  At December 31, 2010 and 2009, the remaining discount to be accreted into income over the remaining lives of the securities was $26.1 million and $29.1 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

During the year ended December 31, 2010, we recognized $26.6 million of other-than-temporary impairment on five positions that supported our CMBS investments bringing the combined fair value of these positions to $215,000.  During the year ended December 31, 2009, we recognized $12.6 million of other-than-temporary impairment on two positions that supported our CMBS investments and one of our other-ABS investments bringing the combined fair value of these positions to $206,000.  The assumed default of the underlying collateral positions in our cash flow model yielded a value that would result in less than a full recovery of our cost basis.  The net impairment losses were recognized in earnings in the consolidated statements of operations.  All of our other-than-temporary impairment losses are related to credit losses.  While our remaining securities classified as available-for-sale have continued to decline in fair value on a net basis, we concluded that the decline continues to be temporary.  We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.  We do not believe that any other of our securities classified as available-for-sale were other-than-temporarily impaired as of December 31, 2010.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS-private placement as of December 31, 2010 and 2009 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2010			December 31, 2009
	Amortized Cost		Dollar Price	Amortized Cost	Dollar Price
Moody’s Ratings Category:
Aaa	$	−	−%	$11,690	64.70%
Aa1 through Aa3		3,345	66.90%	9,639	50.73%
A1 through A3		16,853	81.24%	4,826	56.14%
Baa1 through Baa3		24,763	67.26%	2,021	33.68%
Ba1 through Ba3		1,604	14.70%	10,443	100.00%
B1 through B3		4,678	93.56%	24,449	85.27%
Caa1 through Caa3		24,603	97.57%	12,832	98.71%
Ca through C		7,377	20.90%	16,210	73.68%
Total		$83,223	59.88%	$92,110	73.23%

S&P Ratings Category:
AAA	$	−	−%	$5,997	59.97%
AA+ through AA-		−	−%	3,659	40.65%
A+ through A-		9,306	86.60%	6,544	62.75%
BBB+ through BBB-		31,072	70.91%	11,955	59.49%
BB+ through BB-		6,575	50.58%	7,847	78.76%
B+ through B-		−	−%	9,081	90.81%
CCC+ through CCC-		36,211	64.52%	47,027	83.54%
D		59	0.39%	−
Total		$83,223	59.88%	$92,110	73.23%

Weighted average rating factor		3,653		2,971

Structured notes.  The following table summarizes our structured notes, which are classified as investment securities-trading, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
December 31, 2010:
Structured notes	$7,984	$9,739	$	−	$17,723
Total	$7,984	$9,739	$	−	$17,723

We purchased 26 securities and sold 13 securities during the year ended December 31, 2010, for a gain of $5.1 million.  We held 13 investment securities-trading as of December 31, 2010.  We did not hold any such investment at December 31, 2009.

Other Asset-Backed Securities.  At December 31, 2010, we held two other ABS positions with a fair value of $23,000.  At December 31, 2009, the positions had a fair value of $24,000.  During the year ended December 31, 2009, we recognized other-than-temporary impairment of $5.7 million on one of the positions.  The fair value of the ABS positions decreased due to a principal paydown received during the year ended December 31, 2010.  These securities are classified as available-for-sale and carried at fair value.

(Back to Index)

(Back to Index)

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Number of Loans	Amortized Cost	Contracted Interest Rates	Maturity Dates (4)
December 31, 2010:
Whole loans, floating rate (1)	25	$441,372	LIBOR plus 1.50% to LIBOR plus 5.75%	May 2011 to January 2018
B notes, floating rate	2	26,485	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2011 to October 2011
B notes, fixed rate	2	30,966	7.00% to 8.68%	July 2011 to April 2016
Mezzanine loans, floating rate	6	93,266	LIBOR plus 2.15% to LIBOR plus 3.00%	May 2011 to January 2013
Mezzanine loans, fixed rate (3)	5	53,545	8.14% to 11.00%	January 2016 to September 2016
Total (2)	40	$645,634

December 31, 2009:
Whole loans, floating rate (1)	22	$403,230	LIBOR plus 1.50% to LIBOR plus 4.40%	May 2010 to February 2017
Whole loans, fixed rate (1)	5	80,305	6.98% to 10.00%	May 2010 to August 2012
B notes, floating rate	2	26,479	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2010 to October 2010
B notes, fixed rate	3	54,977	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	7	124,048	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2010 to January 2013
Mezzanine loans, fixed rate	5	58,638	8.14% to 11.00%	May 2010 to September 2016
Total (2)	44	$747,677

(1)
Whole loans had $5.0 million and $5.6 million in unfunded loan commitments as of December 31, 2010 and 2009, respectively.  These commitments are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $31.6 million and $29.3 million recorded as of December 31, 2010 and 2009, respectively.

(3)	Fixed rate mezzanine loan dates exclude a loan that matured in May 2010 and is in default and has been on non-accrual status as of December 31, 2010 and December 31, 2009, respectively..

(4)	Maturity dates do not include possible extension options that may be available to the borrowers.

Subsequent to December 31, 2010, we entered into and completed sale agreements for two commercial real estate loans.  One was a loan secured by an office tower in New York City that we sold at 75% of par, resulting in a loss of $5.1 million after writing off unamortized loan origination costs.  The second loan was secured by a portfolio of office complexes throughout the United States that sold at 50% of par, resulting in a loss of $9.6 million of which $290,000 had been previously allocated as part of our general reserve.  We classified both loans as loans held for sale as of December 31, 2010.

During the year ended December 31, 2010, we accepted a bankruptcy court-approved settlement on a portfolio of condominiums that had been in default since July 2009 and after receiving a settlement pay-down of $2.3 million, our loan balance was reduced to $5.0 million.  After a review of the projected sale proceeds, we determined that a provision of $648,000 was needed and upon foreclosure, we have now classified the property as property available-for-sale with a fair value of $4.4 million at December 31, 2010.
(Back to Index)

(Back to Index)

Bank Loans.  At December 31, 2010, we held a total of $850.5 million of bank loans at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $51.9 million over our holdings at December 31, 2009.  The increase in total bank loans was principally due to improved market prices for bank loans during the year ended December 31, 2010.  We own 100% of the equity issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO which we have determined are variable interest entities, or VIEs, of which we are the primary beneficiary.  See “-Variable Interest Entities.”  As a result, we consolidated Apidos CDO I, Apidos CDO III and Apidos Cinco CDO as of December 31, 2010.

The following table summarizes our bank loan investments as of December 31, 2010 and 2009 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2010		December 31, 2009
	Amortized cost	Dollar price	Amortized cost	Dollar price
Moody’s ratings category:
Baa1 through Baa3	$27,262	98.94%	$38,419	98.09%
Ba1 through Ba3	432,153	97.27%	404,345	96.91%
B1 through B3	351,147	96.31%	355,456	96.33%
Caa1 through Caa3	20,879	95.73%	44,265	99.79%
Ca	7,062	100.00%	13,697	88.68%
No rating provided	21,960	96.02%	9,070	91.64%
Total	$860,463	96.88%	$865,252	96.67%
S&P ratings category:
BBB+ through BBB-	$54,560	99.13%	$73,495	98.23%
BB+ through BB-	373,971	97.25%	353,595	97.11%
B+ through B-	360,581	96.21%	337,208	96.12%
CCC+ through CCC-	29,707	95.43%	42,198	96.65%
CC+ through CC-	1,633	100.18%	3,104	100.13%
C+ through C-	−	−%	−	−%
D	1,050	100.00%	8,602	95.91%
No rating provided	38,961	97.39%	47,050	94.85%
Total	$860,463	96.88%	$865,252	96.67%
Weighted average rating factor	2,061		2,131

Asset-backed securities held-to-maturity.  At December 31, 2010, we held a total of $25.9 million of ABS held-to-maturity held at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $4.6 million over our holdings at December 31, 2009.  The increase in total ABS held-to-maturity was principally due to the improved market prices and the purchase of $1.3 million par value of ABS held-to-maturity during the year ended December 31, 2010.  The effects of the pricing improvement and additional purchases were partially offset by the sale of two securities that were sold due to credit rating deterioration.

During the year ended December 31, 2009, one collateral position that supported the ABS held-to-maturity weakened to the point that default of this position became probable.  The assumed default of this collateral position in our cash flow model yielded a value that would result in less than a full recovery of our cost basis.  Accordingly, we recognized an $895,000 other-than-temporary impairment on our ABS held-to-maturity investment during the three months ended September 30, 2009 bringing the combined fair value to $925,000.  We recognized this impairment through the consolidated statements of operations in 2009.
(Back to Index)

(Back to Index)

The following table summarizes our ABS held-to-maturity, at cost as of December 31, 2010 and 2009 (in thousands, except percentages).  Dollar price is computed by dividing amortized cost by par amount.

	December 31, 2010		December 31, 2009
	Amortized cost	Dollar price	Amortized cost		Dollar price
Moody’s ratings category:
Aa1 through Aa3	$2,766	85.40%		$2,854	82.89%
A1 through A3	7,625	79.02%		303	75.75%
Baa1 through Baa3	1,950	100.00%		−	−%
Ba1 through Ba3	2,503	93.57%		4,427	95.72%
B1 through B3	4,998	98.10%		4,319	97.63%
Caa1 through Caa3	9,194	99.16%		9,913	99.14%
Ca	−	−%		3,550	79.22%
No rating provided	−	−%		6,035	75.44%
Total	$29,036	91.08%		$31,401	88.77%
S&P ratings category:
AA+ through AA-	$5,099	83.41%	$	−	−%
A+ through A-	5,292	78.96%		−	−%
BBB+ through BBB-	3,516	96.99%		−	−%
B+ through B-	3,062	97.98%		−	−%
No rating provided	12,067	98.57%		31,401	88.77%
Total	$29,036	91.08%		$31,401	88.77%
Weighted average rating factor	3,105			4,028

The following table provides information as to the lien status of our bank loans.  All, except $850,000 of first lien loans, are held by the indicated CDOs, which we consolidate (in thousands):

	Amortized Cost (1)
	Apidos I	Apidos III	Apidos Cinco	Total
December 31, 2010:
Loans held for investment:
First lien loans	$288,163	$236,142	$296,208	$820,513
Second lien loans	12,902	10,011	11,513	34,426
Subordinated second lien loans	163	122	−	285
Defaulted second lien loans	−	−	362	362
Total	301,228	246,275	308,083	855,586
First lien loans held for sale at fair value	2,822	−	1,205	4,027
Total	$304,050	$246,275	$309,288	$859,613

December 31, 2009:
Loans held for investment:
First lien loans	$284,564	$232,861	$295,457	$812,882
Second lien loans	11,507	9,096	10,657	31,260
Subordinated second lien loans	163	122	−	285
Defaulted first lien loans	4,511	5,579	1,685	11,775
Defaulted second lien loans	500	500	−	1,000
Total	301,245	248,158	307,799	857,202
First lien loans held for sale at fair value	4,064	2,077	1,909	8,050
Total	$305,309	$250,235	$309,708	$865,252

(1)	All loans are senior and secured unless otherwise noted.

(Back to Index)

(Back to Index)

Lease Receivables.  Investments in lease receivables, net of unearned income, were as follows (in thousands):

	December 31,
	2010	2009
Leases, net of unearned income	$75,908	$1,397
Operating leases	17,900	−
Notes receivable	15,874	670
Subtotal	109,682	2,067
Allowance for lease losses	(70)	(1,140)
Total	$109,612	$927

Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases.  Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years.  Rental income consists primarily of monthly periodic rental payments due under the terms of the leases.  We recognize rental income on a straight-line basis and record it as interest income in our consolidated statement of operations.  We recognized $5.0 million in rental income during the year ended December 31, 2010.

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

Restricted cash.  At December 31, 2010, we had restricted cash of $168.2 million, which consisted of $160.5 million of restricted cash in our five CDOs, $5.2 million of restricted cash in our leasing securitization and $2.5 million held in a margin account, related to our swap portfolio.  At December 31, 2009, we had restricted cash of $85.1 million, which consisted of $80.5 million of restricted cash in our five CDOs and $4.6 million held in a margin account, related to our swap portfolio.  The increase of $83.1 million is primarily related to paydowns, payoffs and sales of loans and to a lesser extent, CMBS during the year ended December 31, 2010 in our CRE CDOs.  The majority of this cash had not been reinvested as of December 31, 2010.

Interest Receivable.  At December 31, 2010, we had interest receivable of $6.3 million, which consisted of $6.3 million of interest on our securities, loans and lease receivables and $9,000 of interest earned on escrow and sweep accounts.  At December 31, 2009, we had interest receivable of $5.8 million, which consisted of $5.7 million of interest on our securities, loans and lease receivables and $9,000 of interest earned on escrow and sweep accounts.  The increase of $576,000 is the result of an increase of $666,000 in interest receivable on our bank loan portfolio due to the increase in weighted average rate which increased as a result of fewer defaulted positions at December 31, 2010, and a $1.2 million increase in interest on structured notes which we did not hold as of December 31, 2009.  This increase was partially offset by a $1.1 million decrease in interest receivable on our commercial real estate loan portfolio due to loan modifications which resulted in decreases in weighted average rates and a decrease of $174,000 on our CMBS portfolio due to $35.0 million of impaired CMBS at par being on non-accrual status as of December 31, 2010.

Other Assets.  The following table summarizes our other assets as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010		2009
Fixed assets	$	−	$1
Other receivables		1,374	555
Prepaid assets		590	612
Principal paydown		468	1,084
Total		$2,432	$2,252

Other assets increased $181,000 to $2.4 million as of December 31, 2010 from $2.3 million as of December 31, 2009.  This increase resulted primarily from an increase of $819,000 in other receivables principally due to receivables on our leasing portfolio.  There was no such portfolio at December 31, 2009.  These increases were partially offset by a decrease of $616,000 in principal receivables on our bank loans portfolio due to the timing of when principal was due and received, and a $22,000 decrease in prepaid assets due to a decrease in our prepaid insurance and other prepaid administrative services.

(Back to Index)

(Back to Index)

Hedging Instruments.  Our hedges at December 31, 2010 and 2009 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With interest rates at historically low levels and the forward curve projecting steadily increasing rates, we expect that the fair value of our hedges will modestly improve in 2011.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at December 31, 2010 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$12,965	4.63%	12/04/06	07/01/11	$(282)
Interest rate swap	1 month LIBOR	12,150	5.44%	06/08/07	03/25/12	(759)
Interest rate swap	1 month LIBOR	12,750	5.27%	07/25/07	08/06/12	(971)
Interest rate swap	1 month LIBOR	34,255	4.13%	01/10/08	05/25/16	(2,309)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/09/07	10/01/16	(161)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(350)
Interest rate swap	1 month LIBOR	81,556	5.58%	06/08/07	04/25/17	(7,603)
Interest rate swap	1 month LIBOR	1,726	5.65%	06/28/07	07/15/17	(159)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/19/07	07/15/17	(355)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/07/07	07/25/17	(343)
Total		$166,836	5.17%			$(13,292)

In addition, we also had an interest rate cap agreement with a fair value of $60 and a notional amount of $14.8 million outstanding as of December 31, 2010 which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, we record the change in fair value through the consolidated statement of operations.  The interest rate cap had an effective date of January 8, 2009, has a maturity date of August 5, 2011 and has a cap rate of 2.00%.  The interest rate cap had a fair value of $45,000 as of December 31, 2009.

As of December 31, 2009, we had entered into hedges with a notional amount of $217.9 million and maturities ranging from February 2010 to July 2017.  At December 31, 2009, the fair value on our interest rate swap agreements was ($12.8) million.

Equipment-backed Securitized Notes.  In May 2010, we acquired Equipment Contract Backed Notes, Series 2010-2, issued by LEAF Funding 3, a $120.0 million transaction that provides financing for leases.  The investments held by LEAF Funding 3 collateralize the debt it issued and, as a result, the investments are not available to us, our creditors or stockholders.  LEAF Funding 3 issued a total of $120.0 million of senior notes at a weighted average price of $93.5 to unrelated investors generating proceeds of $112.2 million.  We amortize the discount at issuance over the lives of the notes using the effective yield method, adjusted for the effects of estimated prepayments on the notes.  We had $14.8 million of equity invested in LEAF Funding 3 as of December 31, 2010.

The equipment contract backed notes issued to investors by LEAF Funding 3 consist of the following classes: (i) $95.5 million of class A notes; (ii) $7.0 million of class B notes; (iii) $6.4 million of class C notes; (iv) $6.4 million of class D notes; and (v) $4.7 million of class E notes.  All of the notes issued bear a fixed rate of interest 5.0%.  The class A notes mature in May 2016 and the class B through E notes mature in December 2017.  The balance of the Senior Notes after scheduled amortization was $102.0 million as of December 31, 2010 and we had $5.9 million of unamortized original issuance discounts, $1.1 million of unamortized debt issuance costs for a net basis of $95.0 million as of December 31, 2010.

Collateralized Debt Obligations.  As of December 31, 2010, we had executed and retained equity in five CDO transactions as follows:

●
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $390.0 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes purchased in February 2008, $2.5 million of the Class J senior notes in November 2009, $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, an additional $250,000 of the Class J senior notes in January 2010, $7.5 million of Class B senior notes in June 2010 and $15.0 million of Class A-2 note in December 2010.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2010, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 0.82%.

●
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle, of which RCC Commercial Inc., or RCC Commercial, a subsidiary of ours, purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2010, the notes issued to outside investors had a weighted average borrowing rate of 0.79%.

(Back to Index)

(Back to Index)

●
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle, of which RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in June 2009, $3.5 million of the Class E senior note and $4.0 million of the Class F senior notes in September 2009, an additional $20.0 million of Class A-1 senior notes in February 2010, $12.0 million of Class A-2 senior notes, $6.9 million of Class B senior notes, $7.7 million of Class C senior notes in April 2010, $7.5 million of Class D senior notes in June 2010 and $20.0 million of Class A-1 senior notes in July 2010.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2010, the notes issued to outside investors, net of repurchased notes had a weighted average borrowing rate of 1.33%.

●
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $23.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2010, the notes issued to outside investors had a weighted average borrowing rate of 0.75%.

●
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle, of which RCC Commercial purchased $28.5 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2010, the notes issued to outside investors had a weighted average borrowing rate of 0.87%.

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

In October 2009, we amended our unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provides for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under our guarantee.  The covenant waiver expires on January 1, 2012.  The junior subordinated debentures debt issuance costs are included in borrowings in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations. The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2010 were $590,000 and $604,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2009 were $742,000 and $754,000, respectively.  The interest rate adjustment took effect as of October 1, 2009 and expires on September 30, 2011.  The rates for RCT I and RCT II at December 31, 2010, were 6.25% and 6.24%, respectively and 6.18% and 6.19% at December 31, 2009, respectively.  The additional cost is approximately $260,000 per quarter.

Secured Term Facility.  In April 2010, Resource TRS entered into a loan and security agreement with The Bancorp Bank to finance the purchase of lease receivables.  The maximum amount of the borrowing under this agreement was $6.5 million.  Borrowings under this agreement bore interest at six percent (6%) per annum.  The facility was repaid in full and was terminated on May 27, 2010.  There were no such borrowings as of December 31, 2009.
(Back to Index)

(Back to Index)

Financing Receivables

The disclosures in this footnote are required per new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following tables show the allowance for loan and lease receivable losses and recorded investments in loans and lease receivables for the years indicated (in thousands):

	Commercial Real Estate Loans		Bank Loans		Lease Receivables		Loans Receivable-Related Party		Total
December 31, 2010:
Allowance for losses at January 1, 2010		$29,297		$17,825		$1,140	$	−		$48,262
Provision for loan loss		44,357		(1,348)		312		−		43,321
Loans charged-off		(42,037)		(13,861)		(1,432)		−		(57,330)
Recoveries		−		−		50		−		50
Allowance for losses at December 31, 2010		$31,617		$2,616		$70	$	−		$34,303

Ending balance:
Individually evaluated for impairment		$20,844		$112		$4,107	$	−		$25,063
Collectively evaluated for impairment		$10,773		$2,504		$70	$	−		$13,347
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

Loans:
Ending balance:
Individually evaluated for impairment		$42,219		$362		$10,024	$	−		$52,605
Collectively evaluated for impairment		$603,415		$860,101		$99,658		$9,927		$1,573,101
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

December 31, 2009:
Allowance for losses at January 1, 2009		$15,109		$28,758		$450	$	−		$44,317
Provision for loan loss		31,856		26,855		2,672		−		61,383
Loans charged-off		(17,668)		(37,788)		(1,994)		−		(57,450)
Recoveries		−		−		12		−		12
Allowance for losses at December 31, 2009		$29,297		$17,825		$1,140	$	−		$48,262

Ending balance:
Individually evaluated for impairment		$18,764		$9,578		$2,617	$	−		$30,959
Collectively evaluated for impairment		$10,533		$23,780		$1,140	$	−		$35,453
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

Loans:
Ending balance:
Individually evaluated for impairment		$66,797		$12,772		$2,617	$	−		$82,186
Collectively evaluated for impairment		$680,880		$852,480		$(550)	$	−		$1,532,810
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

(Back to Index)

(Back to Index)

Credit quality indicators

Bank Loans

We use a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-5 with 1 representing our highest rating and 5 representing our lowest rating.  We consider such things as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies, and industry dynamics.

Credit risk profiles of bank loans for the years indicated were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5
As of December 31, 2010:
Bank loans	$759,817	$43,858	$48,486	$7,940	$362

As of December 31, 2009:
Bank loans	$680,761	$62,102	$88,320	$21,505	$12,564

All of our bank loans are performing with the exception of one loan with a par amount of $362,000 which has been in default since September 2010.

Commercial Real Estate Loans

We use a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing our highest rating and 4 representing our lowest rating.  In addition to the underlying performance of the loan collateral, we consider such things as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms.

Credit risk profiles of commercial real estate loans for the years indicated were as follows (in thousands):

	Rating 1	Rating 2		Rating 3		Rating 4
As of December 31, 2010:
Whole loans	$123,350		$16,143		$264,660		$37,219
B notes	$16,538	$	−		$40,913	$	−
Mezzanine loans	$32,635	$	−		$109,176		$5,000

As of December 31, 2009:
Whole loans	$183,617	$	−		$204,743		$95,174
B notes	$81,456	$	−	$	−	$	−
Mezzanine loans	$117,635	$	−		$55,052		$10,000

All of our commercial real estate loans are performing with the exception of one loan with a par amount of $5.0 million which has been in default since May 2010.

Lease receivables

We evaluate the adequacy of the allowance for credit losses in lease receivables based upon, among other factors, management’s historical experience with the commercial finance portfolios we manage, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases and loans, a migration analysis is performed that estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  We fully reserve, net of recoveries, all leases and loans after they are 180 days past due.

(Back to Index)

(Back to Index)

Loan and Lease Receivable Portfolios Aging Analysis

The following table shows the loan and lease receivable portfolio aging analysis for the years indicated at cost basis (in thousands):

					Greater				Total Loans
		30-59		60-89	than 90	Total Past		Total Loans	> 90 Days and
	Days		Days		Days	Due	Current	Receivable	Accruing
December 31, 2010:
Whole loans	$	−	$	−	$ −	$ −	$441,372	$441,372	$	−
B notes		−		−	−	−	57,451	57,451		−
Mezzanine loans		−		−	5,000	5,000	141,811	146,811		−
Bank loans		−		−	−	−	860,463	860,463		−
Lease receivables		630		237	829	1,696	107,986	109,682		−
Loans receivable- related party		−		−	−	−	9,927	9,927		−
Total loans		$630		$237	$5,829	$6,696	$1,619,010	$1,625,706	$	−

December 31, 2009:
Whole loans	$	−	$	−	$7,378	$7,378	$476,157	$483,535	$	−
B notes		−		−	−	−	81,456	81,456		−
Mezzanine loans		−		−	−	−	182,686	182,686		−
Bank loans		−		−	−	−	865,252	865,252		−
Lease receivables		−		−	1,815	1,815	252	2,067		−
Loans receivable- related party		−		−	−	−	−	−		−
Total loans	$	−	$	−	$9,193	$9,193	$1,605,803	$1,614,996	$	−

Impaired Loans and Lease Receivables

The following tables show impaired loans and lease receivables for the years indicated (in thousands):

								Average
				Unpaid				Investment		Interest
	Recorded			Principal		Specific		in Impaired		Income
	Balance			Balance		Allowance		Loans		Recognized
December 31, 2010:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$111,401	(1)		$111,401	$	−		$58,058		$1,133
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans	$	−		$	−	$	−	$	−	$	−
Bank loans	$	−		$	−	$	−	$	−	$	−
Lease receivables	$	−		$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$37,219			$37,219		$(15,844)		$36,740		$993
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans		$5,000			$5,000		$(5,000)		$5,000	$	−
Bank loans		$362			$362		$(112)		$8,971	$	−
Lease receivables		$10,024			$10,024		$(4,107)		$4,791	$	−
Total:
Whole loans		$148,620			$148,620		$(15,844)		$94,798		$2,126
B notes		−			−		−		−		−
Mezzanine loans		5,000			5,000		(5,000)		5,000		−
Bank loans		362			362		(112)		8,971		−
Lease receivables		10,024			10,024		(4,107)		4,791		−
		$164,006			$164,006		$(25,063)		$113,560		$2,126

(Back to Index)

(Back to Index)

								Average
				Unpaid				Investment		Interest
	Recorded			Principal		Specific		in Impaired		Income
	Balance			Balance		Allowance		Loans		Recognized
December 31, 2009:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$7,378	(1)		$7,378	$	−		$7,378	$	−
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans		$10,517	(1)		$10,517	$	−		$10,517	$	−
Bank loans	$	−		$	−	$	−	$	−	$	−
Lease receivables	$	−		$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$66,797			$66,797		$(18,764)		$79,804		$2,307
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans	$	−		$	−	$	−	$	−	$	−
Bank loans		$12,772			$12,772		$(9,578)		$1,693	$	−
Lease receivables		$2,617			$2,617		$(2,617)	$	−	$	−
Total:
Whole loans		$74,175			$74,175		$(18,764)		$87,182		$2,307
B notes		−			−		−		−		−
Mezzanine loans		10,517			10,517		−		10,517		−
Bank loans		12,772			12,772		(9,578)		1,693		−
Lease receivables		2,617			2,617		(2,617)		−		−
		$100,081			$100,081		$(30,959)		$99,392		$2,307

(1)
Specific allowances were not taken on whole loans of $111.4 million at par value as of December 31, 2010 and whole loans of $7.4 million and mezzanine loans of $10.5 million at par value as of December 31, 2009 that were evaluated for and deemed to be troubled debt restructurings, or TDRs.  These TDRs do not have an associated specific loan loss allowance because the principal and interest amount is considered recoverable based on expected collateral performance and / or guarantees made by the borrowers.

Stockholders’ Equity

Stockholders’ equity at December 31, 2010 was $348.3 million and gave effect to $13.3 million of unrealized losses on cash flow hedges and $19.3 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2009 was $228.8 million and gave effect to $12.8 million of unrealized losses on cash flow hedges and $47.6 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  The increase in stockholders’ equity during the year ended December 31, 2010 was principally due to the receipt of $42.8 million related to a common stock offering in May 2010 combined with $76.8 of proceeds related to our DRIP in 2010.

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

(Back to Index)

(Back to Index)

Adjusted Net Income

The following table reconciles GAAP net income to adjusted net income, which is a non-GAAP financial measure. (in thousands):

	Years Ended
	December 31,
	2010	2009	2008
Net income (loss) − GAAP	$19,447	$6,339	$(3,074)
Adjustments:
Provision for loan and lease losses (2)	43,321	61,383	46,159
Asset impairments	26,804	13,471	−
Gains on the extinguishment of debt	(34,610)	(44,546)	(1,750)
Adjusted net income, excluding non-cash items (1)	$54,962	$36,647	$41,335
Adjusted net income per share – diluted, excluding non-cash items	$1.15	$1.45	$1.67

(1)
During 2010, we evaluated our performance based on several performance measures, including adjusted net income (loss), in addition to net income and estimated REIT taxable income.  Adjusted net income represents net income available to common shares, computed in accordance with GAAP, before provision for loan and lease losses, gain on the extinguishment of debt and non-operating capital items.  These items are recorded in accordance with GAAP and are typically non-cash or non-operating items that do not impact our operating performance or ability to pay a dividend.

Management views adjusted net income as a useful and appropriate supplement to GAAP net income (loss) because it helps management evaluate our performance without the effects of certain GAAP adjustments that may not have a direct financial impact on our current operating performance and dividend paying ability. Management uses adjusted net income to evaluate the performance of our investment portfolios, ability to manage its expenses and dividend paying ability before the impact of non-cash adjustments and non-operating capital gain or loss recorded in accordance with GAAP.  We believe this is a useful performance measure for investors to evaluate these aspects of our business as well.  The most significant adjustments we exclude in determining adjusted earnings as of December 31, 2010 and 2009 are the provision for loan and lease losses, loss from asset impairments and gain on the extinguishment of debt.  Management excludes all such items from our calculation of adjusted net income because these items are not charges or losses which would impact our current operating performance.  However, by excluding these significant items, adjusted net income reduces an investor’s understanding of our operating performance by excluding management’s expectation of possible future gains or losses from our investment portfolio.

Adjusted net income, as a non-GAAP financial measurement, does not purport to be an alternative to GAAP net income, or a measure of operating performance or cash flows from operating activities determined in accordance with GAAP as a measure of liquidity.  Instead, adjusted net income should be reviewed in connection with net income and cash flows from operating, investing and financing activities in our consolidated financial statements to help analyze management’s expectation of potential future losses from our investment portfolio and other non-cash or capital matters that impact our financial results.  Adjusted net income and other supplemental performance measures are defined in various ways throughout the REIT industry.  Investors should consider these differences when comparing our adjusted net income to these other REITs.

(2)	Non-cash charges for loan and lease losses.

(Back to Index)

(Back to Index)

REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles GAAP net income to estimated REIT taxable income for the periods presented (in thousands):

	Years Ended
	December 31,
	2010	2009	2008
Net income (loss) – GAAP	$19,447	$6,339	$(3,074)
Taxable REIT subsidiary’s (loss) income	(9,833)	3,138	−
Adjusted net income (loss)	9,614	9,477	(3,074)

Adjustments:
Share-based compensation to related parties	805	543	(1,620)
Capital carryover (utilization)/losses from the sale of securities	(5,013)	4,818	2,000
Provision for loan and lease losses unrealized	44,357	26,877	14,817
Asset impairments	26,638	13,471	−
Equity in income of real estate joint venture	(14,493)	-	−
Tax gain on sale of real estate joint venture	1,443	-	−
Deferral of extinguishment of debt income	−	(28,530)	−
Net book to tax adjustment for the inclusion of our taxable foreign REIT subsidiaries	(22,204)	(6,277)	27,115
Subpart F income limitation	−	9,872	−
Distributable earnings from nonconsolidating taxable REIT subsidiary	1,000	−	−
Other net book to tax adjustments	(1,423)	1,212	16
Estimated REIT taxable income	$40,724	$31,463	$39,254

We believe that a presentation of estimated REIT taxable income provides useful information to investors regarding our financial condition and results of operations as we use this measurement to determine the amount of dividends that we are required to declare to our stockholders in order to maintain our status as a REIT for federal income tax purposes.  Since we, as a REIT, expect to make distributions based on estimated taxable earnings, we expect that our distributions may at times be more or less than our reported GAAP earnings.  Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries.  Estimated REIT taxable income excludes the undistributed taxable income of our domestic TRS, if any such income exists, which is not included in REIT taxable income until distributed to us.  There is no requirement that our domestic TRS distribute its earning to us.  Estimated REIT taxable income, however, includes the taxable income of our foreign TRSs because we are generally required to recognize and report their taxable income on a current basis.  Because not all companies use identical calculations, this presentation of estimated REIT taxable income may not be comparable to other similarly-titled measures of other companies.

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our estimated net REIT taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.

Liquidity and Capital Resources

In fiscal 2010, our principal sources of current liquidity were $42.8 million of net proceeds from our May 2010 offering and $76.8 million of proceeds from sales of common stock through our DRIP and funds available in existing CDO financings of $160.5 million at December 31, 2010.  In fiscal 2009, our principal sources of current liquidity were $43.4 million of net proceeds from our December 2009 offering and $8.9 million of proceeds from sales of common stock through our DRIP and funds available in existing CDO financings of $80.5 million at December 31, 2009.

(Back to Index)

(Back to Index)

Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs, which if the CDOs fail to meet certain tests, will cease.  Through December 31, 2010, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

The following table sets forth collateralized debt obligations – distributions and coverage test summary for the periods presented (in thousands):

				Annualized
				Interest
				Coverage	Overcollateralization
		Cash Distributions		Cushion	Cushion
		Years Ended		As of	As of	As of Initial
		December 31,	December 31,	December 31,	December 31,	Measurement
Name	CDO Type	2010 (1)	2009 (1)	2010 (2) (3)	2010 (4)	Date
		(actual)	(actual)
Apidos CDO I	CLO	$7,695	$6,643	$8,528	$12,854	$17,136
Apidos CDO III	CLO	$6,552	$6,390	$3,483	$8,531	$11,269
Apidos Cinco CDO	CLO	$7,792	$7,553	$4,488	$21,030	$17,774
RREF 2006-1	CRE CDO	$8,929	$13,222	$7,555	$18,446	$24,941
RREF 2007-1	CRE CDO	$15,068	$20,536	$11,918	$14,024	$26,032

(1)	Distributions on retained equity interests in CDOs (comprised of note investment and preference share ownership).

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)	Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to our preference shares.

(4)	Overcollateralization cushion represents the amount by which the collateral held by the CDO issuer exceeds the maximum amount required.

At February 28, 2011, after paying the 2010 fourth quarter dividend, our liquidity of $215.0 million consists of two primary sources:

●	unrestricted cash and cash equivalents of $9.4 million and restricted cash of $2.5 million in margin call accounts; and

●	capital available for reinvestment in our five CDO entities of $203.1 million, of which $0.9 million is designated to finance future funding commitments on CRE loans.

Our leverage ratio may vary as a result of the various funding strategies we use.  As of December 31, 2010 and 2009, our leverage ratio was 4.4 times and 6.7 times, respectively.  The decrease in leverage ratio was primarily due to the offering proceeds received during our May 2010 offering, DRIP issuances and the repurchase of our CDO debt at substantial discounts during the year ended December 31, 2010.

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of December 31, 2010.  The table below excludes contractual commitments related to our derivatives, which we discuss in Item 7A − “Quantitative and Qualitative Disclosures about Market Risk,” because those contracts do not have fixed and determinable payments.

	Contractual Commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year		1 – 3 years		3 – 5 years		More than 5 years
CDOs	$1,397,880	$	−	$	−	$	−	$1,397,880	(1)
Equipment contract backed notes, Series 2010-2	95,016		−		−		−	95,016	(2)
Unsecured junior subordinated debentures	51,548		−		−		−	51,548	(3)
Base management fees (4)	6,258		6,258		−		−	−
Total	$1,550,702		$6,258	$	−	$	−	$1,544,444

(1)
Contractual commitment does not include $28.9 million, $39.2 million, $32.2 million, $38.3 million and $69.0 million of interest expense payable through the non-call dates of July 2010, May 2011, June 2011, August 2011 and June 2012, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1 and RREF 2007-1.  The non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitments do not include $34.9 million of interest expense payable through the maturity date of May 2016 on our equipment-backed securitized notes.

(3)
Contractual commitment does not include $57.9 million and $59.0 million of interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

At December 31, 2010, we had 10 interest rate swap contracts with a notional value of $166.8 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  See “– Financial Condition – Hedging Instruments.”  As of December 31, 2010, the average fixed pay rate of our interest rate hedges was 5.17% and our receive rate was one-month LIBOR, or 0.26%.  In addition, we also had an interest rate cap agreement with a notional amount of $14.8 million outstanding which reduced our exposure to variability in future cash flows attributable to LIBOR.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of December 31, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

We have certain unfunded commitments related to our commercial real estate loan portfolio that we may be required to fund in the future.  Our unfunded commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria.  Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.  As of December 31, 2010, we had five loans with unfunded commitments totaling $5.0 million, of which $1.3 million will be funded by restricted cash in RREF CDO 2007-1.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared by management in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that may affect the value of our assets or liabilities and our financial results.  We believe that certain of our policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain.  The critical policies summarized below relate to valuation of investment securities, accounting for derivative financial instruments and hedging activities, income taxes, allowance for loan and lease losses and variable interest entities.  We have reviewed these accounting policies with our board of directors and believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at the time.  We rely on the Manager’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates.

(Back to Index)

(Back to Index)

Valuation of Investment Securities

We classify our investment portfolio as either trading investments, available-for-sale investments or held-to-maturity investments.  Although we generally plan to hold most of our investments to maturity, we may, from time to time, sell any of our investments due to changes in market conditions or in accordance with our investment strategy.  For a discussion of the basis of fair value analysis, and of the determination of whether an asset’s valuation should be characterized as Level 1, Level 2 or Level 3, see Note 17, “Fair Value of Financial Instruments” in the notes to consolidated financial statements.

We report securities available-for-sale at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  As of December 31, 2010 and 2009, we had aggregate unrealized losses on our available-for-sale securities of $19.3 million and $47.6 million, respectively, which, if not recovered, may result in the recognition of future losses.  To determine fair value, we use two methods, either a dealer quote or an internal valuation model, depending upon when the position was purchased and the current level of market activity.

For securities purchased in 2009 and thereafter, we obtain a quote from a dealer, which typically will be the dealer who sold us the security.  We have been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  As a result of how the dealers develop their quotes, the market illiquidity and low levels of trading activity as of December 31, 2009, we categorized all of these investment securities available-for-sale in Level 3 in the fair value hierarchy.  Due to the increased level of trading activity in 2010, we moved some of these securities into Level 2 in the fair value hierarchy.  We evaluate the reasonableness of the quotes we receive by applying our own valuation models.  If there is a material difference between a quote we receive and the value indicated by our valuation models, we will evaluate the difference.  As part of that evaluation, we will discuss the difference with the dealer, who may revise their quote based upon these discussions.  Alternatively, we may revise our valuation models.

For securities purchased prior to 2009, we determine fair value based on taking a weighted average of the following three measures:

●	dealer quotes, as described above;

●	quotes on more actively-traded, higher rated securities issued in a similar time period, adjusted for differences in rating and seniority; and

●
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

Our investment securities-trading are reported at fair value.  To determine fair value, we use dealer quotes or bids which are tested by applying an income approach that uses appropriate prepayment, default and recovery rates.  We record any changes in fair value in on our results of operations as net unrealized gain on invest securities-trading.

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

(Back to Index)

(Back to Index)

As of December 31, 2010, we had engaged in 10 interest rate swaps with a notional value of $166.8 million and a fair value of ($13.3) million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts.  As of December 31, 2009, we had engaged in 13 interest rate swaps with a notional value of $217.9 million and a fair value of ($12.8) million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts.  The contracts we have entered into have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting.  The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting.  A hedge instrument is highly effective if changes in the fair value of the derivative provide an offset to at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged.  The interest rate swap contracts are carried on our consolidated balance sheets at fair value.  Any ineffectiveness which arises during the hedging relationship must be recognized in interest expense during the period in which it arises.  Before the end of the specified hedge time period, the effective portion of all contract gain and losses (whether realized or unrealized) is recorded in other comprehensive income or loss.  Realized gains and losses on the interest rate hedges are reclassified into earnings as an adjustment to interest expense during the period after the swap repricing date through the remaining maturity of the swap.  For taxable income purposes, realized gains and losses on interest rate cap and swap contracts are reclassified into earnings over the term of the hedged transactions as designated for tax.

We are not required to account for derivative contracts using hedge accounting as described above.  If we decided not to designate the derivative contracts as hedges and to monitor their effectiveness as hedges, or if we entered into other types of financial instruments that did not meet the criteria to be designated as hedges, changes in the fair values of these instruments would be recorded in our statement of operations, potentially resulting in increased volatility in our earnings.  We had one non-designated interest rate cap agreement with a fair value of $0 and $45,000 and a notional amount of $14.8 million outstanding at December 31, 2010 and 2009, respectively, which reduced our exposure to variability in future cash flows attributable to LIBOR.  We recorded interest expense of $46,000 and $89,000 for the year ended December 31, 2010 and 2009, respectively.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.

The tax rates we use to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which we expect the differences to reverse.  We recognize effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws in net earnings in the period during which such changes are enacted.  The future realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We continually evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carryback years (if permitted) and the availability of tax planning strategies.  We must establish a valuation allowance unless we determine that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses.  Loans and leases held for investment are first individually evaluated for impairment, and then evaluated as a homogeneous pool as loans with substantially similar characteristics for impairment.  We perform the reviews at least quarterly.

We consider an individual loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, we increase the allowance for loan losses by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on the present value of estimated cash flows; on market price, if available; or the fair value of the collateral less estimated disposition costs.  When we consider a loan, or a portion thereof, uncollectible and pursuit of the collection is not warranted, we will record a charge-off or write-down of the loan against the allowance for credit losses.

(Back to Index)

(Back to Index)

We evaluate the adequacy of the allowance for credit losses on lease receivables based upon, among other factors, management’s historical experience with the lease receivables portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases, a migration analysis is performed, which estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  We base the allowance for losses upon our previous loss history, economic conditions and trends.  Our policy is to charge-off to the allowance those financings for which management believes the collectability is unlikely.
An impaired loan or lease may remain on accrual status during the period in which we are pursuing repayment of the loan or lease; however, we place the loan or lease on non-accrual status at such time as either (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan or lease becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward curing the cause of the impairment; or (iv) the net realizable value of the loan’s underlying collateral approximates our carrying value for the loan.  While on non-accrual status, we recognize interest income only when an actual payment is received.

Variable Interest Entities

Under current accounting standards, we must consolidate the assets, liabilities and results of operations of a variable interest entity, or VIE, into our financial statements if we have a controlling financial interest in it.  We consider all counterparties to a transaction to determine whether a counterparty is a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity.  We perform analyses to determine whether we are the primary beneficiary.  As of December 31, 2010, we determined that RREF CDO 2007-1, RREF CDO 2006-1, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO and LEAF Funding 3 were VIEs and that we were the primary beneficiary.

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to delay the disclosures about troubled debt restructurings originally effective as of December 15, 2010.  The guidance is now anticipated to be effective for interim and annual periods ending after June 15, 2011. We expect that adoption will require additional disclosure in the notes to our consolidated financial statements.

In July 2010, the FASB issued guidance that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  The guidance became effective for us as of December 15, 2010.  Adoption required additional disclosure (see Note 9).

In February 2010, the FASB issued guidance which removes the requirement to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of GAAP.  This guidance was effective upon issuance.

In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements.  The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements which will be effective in fiscal 2011.  Adoption required additional disclosure to delineate such categories in the notes to our consolidated financial statements (see Note 17) with respect to the guidance effective on and after December 15, 2009.

In December 2009, the FASB issued guidance for improving financial reporting for enterprises involved with VIEs regarding power to direct the activities of a VIE as well as obligations to absorb the losses.  This guidance was effective for interim and annual periods beginning after November 15, 2009.  Adoption of this guidance did not have a material impact on our consolidated financial statements.

(Back to Index)

(Back to Index)

In June 2009, the FASB issued guidance for consolidation of VIEs which changed the consolidation guidance applicable to a VIE and amended the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  This standard also requires continuous reassessment of whether an enterprise is the primary beneficiary of a VIE as well as enhanced disclosures about an enterprise’s involvement with a VIE.  This guidance was effective for interim and annual periods beginning after November 15, 2009.  Adoption of this guidance did not have a material impact on our consolidated financial statements.  We will do a continuous reassessment of our conclusion as stipulated in this statement.

In June 2009, the FASB issued guidance for accounting for transfers of financial assets.  The guidance eliminated the concept of a “qualifying special-purpose entity,” changed the requirements for derecognizing financial assets and requires greater transparency of related disclosures.  This statement is effective for fiscal years beginning after November 15, 2009.  Adoption of this statement did not have a material impact on our consolidated financial statements.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature.  As a result, interest rates and other factors influence our performance far more than does inflation.  Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.  Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily by our net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2010 and 2009, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The following sensitivity analysis tables show, at December 31, 2010, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):
	December 31, 2010
	Interest rates fall 100 basis points	Unchanged			Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$56,491		$54,125		$51,939
Change in fair value	$2,336	$	−		$(2,216)
Change as a percent of fair value	4.31%		−	%	4.09%

Hedging instruments:
Fair value	$(20,622)		$(13,292)		$(6,162)
Change in fair value	$(7,330)	$	−		$7,130
Change as a percent of fair value	55.15%		−	%	53.64%

(1)	Includes the fair value of available-for-sale investments that are sensitive to interest rate change.

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

Risk Management

To the extent consistent with maintaining our status as a REIT, we seek to manage our interest rate risk exposure to protect our portfolio of fixed-rate commercial real estate mortgages and CMBS and related debt against the effects of major interest rate changes.  We generally seek to manage our interest rate risk by:

●	monitoring and adjusting, if necessary, the reset index and interest rate related to our mortgage-backed securities and our borrowings;

●	attempting to structure our borrowing agreements for our CMBS to have a range of different maturities, terms, amortizations and interest rate adjustment periods; and

●
using derivatives, financial futures, swaps, options, caps, floors and forward sales, to adjust the interest rate sensitivity of our fixed-rate commercial real estate mortgages and CMBS and our borrowing which we discuss in “Financial Condition-Hedging Instruments.”

(Back to Index)

(Back to Index)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Capital Corp.

We have audited the accompanying consolidated balance sheets of Resource Capital Corp. (a Maryland corporation) and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under item 15 (a) 2.  These consolidated financial statements and financial statement schedules are the responsibility of our management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource Capital Corp. and its subsidiaries as of December 31, 2010 and 2009, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resource Capital Corp. and its subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011 expressed an unqualified opinion on internal control over financial reporting.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 14, 2011

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$29,488	$51,991
Restricted cash	168,192	85,125
Investment securities-trading	17,723	−
Investment securities available-for-sale, pledged as collateral, at fair value	57,998	39,304
Investment securities available-for-sale, at fair value	5,962	5,238
Investment securities held-to-maturity, pledged as collateral	29,036	31,401
Property available-for-sale	4,444	−
Loans, pledged as collateral and net of allowances of $34.2 million and $47.1 million	1,443,271	1,557,757
Loans held for sale	28,593	8,050
Lease receivables, pledged as collateral, net of allowances of $70,000 and $1.1 million and net of unearned income	109,612	927
Loans receivable–related party	9,927	−
Investments in unconsolidated entities	6,791	3,605
Dividend reinvestment plan proceeds receivable	10,000	−
Interest receivable	6,330	5,754
Deferred tax asset	4,401	−
Other assets	2,432	2,252
Total assets	$1,934,200	$1,791,404
LIABILITIES
Borrowings	$1,543,251	$1,534,874
Distribution payable	14,555	9,170
Accrued interest expense	1,618	1,516
Derivatives, at fair value	13,292	12,767
Deferred tax liability	9,798	−
Accounts payable and other liabilities	3,360	4,247
Total liabilities	1,585,874	1,562,574
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 58,183,425 and 36,545,737 shares issues and outstanding (including 534,957 and 437,319 unvested restricted shares)	58	36
Additional paid-in capital	528,373	405,517
Accumulated other comprehensive loss	(33,918)	(62,154)
Distributions in excess of earnings	(146,187)	(114,569)
Total stockholders’ equity	348,326	228,830
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,934,200	$1,791,404

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	December 31,
	2010	2009	2008
REVENUES
Interest income:
Loans	$76,836	$84,563	$117,108
Securities	11,434	7,225	6,378
Leases	11,306	4,336	8,180
Interest income – other	4,335	1,469	2,675
Total interest income	103,911	97,593	134,341
Interest expense	36,466	45,427	79,619
Net interest income	67,445	52,166	54,722

OPERATING EXPENSES
Management fees − related party	13,216	8,363	6,301
Equity compensation – related party	2,221	1,240	540
Professional services	3,627	3,866	3,349
Insurance	759	828	641
Depreciation on operating leases	4,003	−	−
General and administrative	3,061	1,764	1,848
Income tax expense (benefit)	5,721	(2)	(241)
Total expenses	32,608	16,059	12,438

	34,837	36,107	42,284

OTHER (EXPENSE) REVENUE
Impairment losses on investment securities	(29,042)	(27,490)	(26,611)
Recognized in other comprehensive loss	(2,238)	(14,019)	(26,611)
Net impairment losses recognized in earnings	(26,804)	(13,471)	−

Net realized gain (loss) on investment securities available-for-sale and loans	4,821	1,890	(1,637)
Net realized gain on investment securities-trading	5,052	−	−
Net unrealized gain on investment securities-trading	9,739	−	−
Provision for loan and lease losses	(43,321)	(61,383)	(46,160)
Gain on the extinguishment of debt	34,610	44,546	1,750
Gain on the settlement of loan	−	−	574
Other income (expense)	513	(1,350)	115
Total other expense	(15,390)	(29,768)	(45,358)

NET INCOME (LOSS)	$19,447	$6,339	$(3,074)

NET INCOME (LOSS) PER SHARE – BASIC	$0.41	$0.25	$(0.12)

NET INCOME (LOSS) PER SHARE – DILUTED	$0.41	$0.25	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	47,715,082	25,205,403	24,757,386

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	47,907,281	25,355,821	24,757,386

DIVIDENDS DECLARED PER SHARE	$1.00	$1.15	$1.60

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)

	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Treasury Shares		Total Stockholders’ Equity	Comprehensive (Loss)/Income
Balance, January 1, 2008	25,103,532	$25	$357,976	$(38,323)	$	−−	$(45,301)		$(2,771)	$271,606
Net proceeds from dividend reinvestment and stock purchase plan	10,831	−	40	−		−	−		−	40	−
Offering costs	−	−	(22)	−		−	−		−	(22)	−
Retirement of treasury shares	−	−	(2,771)	−		−	−		2,771	−	−
Stock based compensation	234,871	1	340	−		−	−		−	341	−
Amortization of stock based compensation	−	−	540	−		−	−		−	540	−
Forfeiture of unvested stock	(4,367)	−	−	−		−	−		−	−
Net income	−	−	−	−		(3,074)	−		−	(3,074)	(3,074)
Available-for-sale securities, fair value adjustment	−	−	−	(24,288)		−	−		−	(24,288)	(24,288)
Designated derivatives, fair value adjustment	−	−	−	(18,096)		−	−		−	(18,096)	(18,096)
Distributions on common stock	−	−	−	−		3,074	(43,816)		−	(40,742)
Comprehensive loss	−	−	−	−		−	−		−	−	$(45,458)
Balance, December 31, 2008	25,344,867	26	356,103	(80,707)		−	(89,117)		−	186,305
Proceeds from common stock offering	10,294,455	10	46,316	−		−	−		−	46,326	−
Proceeds from dividend reinvestment and stock purchase plan	1,895,043	1	8,994	−		−	−		−	8,995	−
Offering costs	−	−	(2,964)	−		−	−		−	(2,964)	−
Repurchase and retirement of treasury shares	(1,400,000)	(1	(5,039)	−		−	−			(5,040)	−
Stock based compensation	419,563		867	−		−	−		−	867	−
Amortization of stock based compensation	−	−	1,240	−		−	−		−	1,240	−
Forfeiture of unvested stock	(8,191)	−	−	−		−	−		−	−	−
Net income	−	−	−	−		6,339	−		−	6,339	6,339
Securities available-for-sale, fair value adjustment, net	−	−	−	(729)		−	−		−	(729)	(729)
Designated derivatives, fair value adjustment	−	−	−	19,282		−	−		−	19,282	19,282
Distributions on common stock	−	−	−	−		(6,339)	(25,452)		−	(31,791)
Comprehensive income	−	−	−	−		−	−		−	−	$24,892
Balance, December 31, 2009	36,545,737	$36	$405,517	$(62,154)	$	−	$(114,569)	$	−	$228,830
Proceeds from dividend reinvestment and stock purchase plan	12,422,956	12	76,797	−		−	−		−	76,809	−
Proceeds from common stock offering	8,625,000	9	45,273	−		−	−		−	45,282	−
Offering costs	−	−	(2,875)	−		−	−		−	(2,875)	−
Stock based compensation	589,732	1	1,440	−		−	−		−	1,441	−
Amortization of stock based compensation	−	−	2,221	−		−	−		−	2,221	−
Net income	−	−	−	−		19,447	−		−	19,447	19,447
Securities available-for-sale, fair value adjustment, net	−	−	−	28,329		−	−		−	28,329	28,329
Designated derivatives, fair value adjustment	−	−	−	(93)		−	−		−	(93)	(93)
Distributions on common stock	−	−	−	−		(19,447)	(31,618)		−	(51,065)
Comprehensive income	−	−	−	−		−	−		−	−	$47,683
Balance, December 31, 2010	58,183,425	$58	$528,373	$(33,918)	$	−	$(146,187)	$	−	$348,326

The accompanying notes are an integral part of this statement

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,447	$6,339	$(3,074)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	43,321	61,383	46,160
Depreciation and amortization of term facilities	875	1,355	1,019
Depreciation on operating leases	4,003	−	−
Accretion of net discounts on investments	(18,672)	(8,719)	(1,478)
Amortization of discount on notes of CDOs	1,963	1,032	173
Amortization of debt issuance costs on notes of CDOs	4,226	4,058	3,129
Amortization of stock-based compensation	2,221	1,240	540
Amortization of terminated derivative instruments	387	499	205
Deferred income tax benefits	5,397	−	−
Non-cash incentive compensation to the Manager	1,098	1,143	440
Purchase of securities, trading	(16,317)	−	−
Principal payments on securities, trading	37	−	−
Proceeds from sales of securities, trading	13,357	−	−
Net unrealized gain on investment securities-trading	(9,739)	−	−
Unrealized losses on non-designated derivative instruments	46	95	−
Net realized (gains) and losses on investments	(4,821)	(1,890)	1,637
Net impairment losses recognized in earnings	26,804	13,471	−
Gain on the extinguishment of debt	(34,610)	(44,546)	(1,750)
Gain on the settlement of loan	−	−	(574)
Net realized gain on investments trading	(5,052)	−	−
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(6,543)	10,596	4,113
(Increase) decrease in interest receivable, net of purchased interest	(701)	2,697	3,526
Decrease in accounts receivable	−	424	574
Decrease in principal paydowns receivable	616	−	−
Increase in management fee payable	25	474	221
(Decrease) increase in security deposits	(264)	(791)	353
Increase (decrease) in accounts payable and accrued liabilities	104	2,714	(962)
Increase (decrease) in accrued interest expense	181	(3,168)	(2,729)
Increase in other assets	(6,855)	(1,784)	(573)
Net cash provided by operating activities	20,534	46,622	50,950
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(76,524)	(35,327)	54,976
Purchase of securities available-for-sale	(28,697)	(28,958)	−
Principal payments on securities available-for-sale	1,240	21	2,359
Proceeds from sale of securities available-for-sale	19,144	1,909	8,000
Investment in unconsolidated entity	(3,186)	(2,066)	−
Equity contribution to VIE	(7,333)	−	−
Purchase of loans	(340,355)	(243,786)	(186,759)
Principal payments received on loans	316,400	177,589	161,653
Proceeds from sale of loans	94,419	130,078	34,853
Purchase of lease receivables	(28,161)		(42,490)
Payments received on lease receivables	13,985	8,655	27,823
Proceeds from sale of lease receivables	1,579	2,125	5,034
Investment in loans – related parties	(10,000)	−	−
Payments received on loans – related parties	73	−	−
Distribution from unconsolidated entities	−	−	257
Proceeds from sale of interest in subsidiary	−	7,545	−
Net cash (used in) provided by investing activities	(47,416)	17,785	65,706

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)

	Years Ended
	December 31,
	2010		2009		2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $2,772, $2,964 and $0)		42,510		43,362		−
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $103, $0 and $22)		76,706		8,995		18
Repurchase of common stock		−		(5,040)		−
Proceeds from borrowings:
Repurchase agreements		−		18		239
Collateralized debt obligations		−		−		35,912
Secured term facility		6,500		−		26,342
Payments on borrowings:
Repurchase agreements		−		(17,108)		(99,319)
Secured term facility		(369)		(13,395)		(22,367)
Retirement of debt		(56,740)		−		−
Equipment-backed securities notes		(18,046)		−		−
Repurchase of issued bonds		−		(10,974)		(3,250)
Settlement of derivative instruments		−		−		(4,178)
Payment of debt issuance costs		(502)		(293)		(333)
Distributions paid on common stock		(45,680)		(32,564)		(41,166)
Net cash provided by (used in) financing activities		4,379		(26,999)		(108,102)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(22,503)		37,408		8,554
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		51,991		14,583		6,029
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$29,488		$51,991		$14,583

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$14,555		$9,170		$9,942
Issuance of restricted stock		$338		$242		$1,435
Transfer of lease receivables	$	−		$89,763	$	−
Transfer of secured term facility	$	−		$(82,319)	$	−
Assumption of equipment-backed securitized notes		$112,223	$	−	$	−
Acquisition of lease receivables		$(100,305)	$	−	$	−
Settlement of a secured term facility		$(6,131)	$	−	$	−
Settlement of debt issuance costs		$(1,012)	$	−	$	−
Increase in bank loan investments	$	−		$1,148	$	−
Decrease in bank loan investments	$	−		$(1,148)	$	−
Property received on foreclosure of a real estate loan:
Loans, pledged as collateral		$(4,444)	$		$	−
Property available-for-sale		$4,444	$		$	−
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$37,911		$48,138		$94,879
Income taxes paid in cash	$	−	$	−		$627
The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 − ORGANIZATION AND BASIS OF PRESENTATION

Resource Capital Corp. and subsidiaries’ (collectively the ‘‘Company’’) principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (the ‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (NASDAQ: REXI).  The following subsidiaries are consolidated on the Company’s financial statements:

●
RCC Real Estate, Inc. (“RCC Real Estate”) holds real estate investments, including commercial real estate loans and commercial real estate-related securities.  RCC Real Estate owns 100% of the equity of the following variable interest entities (“VIEs”):

–
Resource Real Estate Funding CDO 2006-1 (“RREF CDO 2006-1”), a Cayman Islands limited liability company and qualified real estate investment trust (“REIT”) subsidiary (“QRS”).  RREF CDO 2006-1 was established to complete a collateralized debt obligation (“CDO”) issuance secured by a portfolio of commercial real estate loans and commercial mortgage-backed securities.

–
Resource Real Estate Funding CDO 2007-1 (“RREF CDO 2007-1”), a Cayman Islands limited liability company and QRS.  RREF CDO 2007-1 was established to complete a CDO issuance secured by a portfolio of commercial real estate loans, commercial mortgage-backed securities and property available-for-sale.

●	RCC Commercial, Inc. (“RCC Commercial”) holds bank loan investments and commercial real estate-related securities. RCC Commercial owns 100% of the equity of the following VIEs:

–
Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”).  Apidos CDO I was established to complete a CDO secured by a portfolio of bank loans.

–	Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and TRS. Apidos CDO III was established to complete a CDO secured by a portfolio of bank loans.

–	Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company and TRS. Apidos Cinco CDO was established to complete a CDO secured by a portfolio of bank loans.

●	Resource TRS, Inc. (“Resource TRS”), the Company’s directly-owned TRS, holds all the Company’s lease receivables and structured notes and owns 100% of the equity of the following VIE:

–	LEAF Receivables Funding 3, LLC, (“LEAF Funding 3”) was established to complete a securitization of lease receivables.

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated financial statements include the accounts of the Company.

The Company has a 100% interest valued at $1.5 million in the common shares (three percent of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  The Company does not have the power to direct the activities of either trust, nor does it have the obligation to absorb losses or recognize the benefits that could potentially be significant to these trusts.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated into the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the years ended December 31, 2010, and 2009, the Company recognized $3.6 million and $3.0 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $302,000 and $189,000, respectively, of amortization of deferred debt issuance costs.  The Company will do a continuous reassessment as to whether it should be deemed to be the primary beneficiary of the trusts.

All inter-company transactions and balances have been eliminated.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase.  At December 31, 2010 and 2009, this included $2.6 million and $5.7 million, respectively, held in a prime brokerage account, $25.6 million and $43.4 million, respectively, held in a money market account and $1.3 million and $2.9 million held in checking accounts, respectively.

Investment Securities

The Company classifies its investment portfolio as trading investments, available-for-sale or held-to-maturity.  The Company, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.

The Company’s available-for-sale securities are reported at fair value.  See Note 16, “Fair Value of Financial Instruments” for information regarding fair value accounting and the fair value hierarchy.  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon when the position was purchased and the current level of market activity.

For securities purchased in 2009 and thereafter, the Company obtains a quote from a dealer, which typically will be the dealer who sold the Company the security.  The Company has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  As a result of how the dealers develop their quotes, the market illiquidity and low levels of trading activity as of December 31, 2009, the Company categorized all of these investment securities available-for-sale in Level 3 in the fair value hierarchy.  Due to the increased level of trading activity in 2010, the Company moved some of these securities into Level 2 in the fair value hierarchy.  The Company evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote the Company receives and the value indicated by its valuation models, the Company will evaluate the difference.  As part of that evaluation, the Company will discuss the difference with the dealer, who may revise their quote based upon these discussions.  Alternatively, the Company may revise its valuation models.

For investment securities available-for-sale purchased prior to 2009, the Company determines fair value based on taking a weighted average of the following three measures:

●	dealer quotes, as described above;

●	quotes on more actively-traded, higher-rated securities issued in a similar time period, adjusted for differences in rating and seniority; and

●
the value resulting from an internal valuation model using an income approach based upon an appropriate risk-adjusted yield, time value and projected losses using default assumptions based upon an historical analysis of underlying loan performance.

On a quarterly basis, the Company evaluates its available-for-sale investments for other-than-temporary impairment.  An available-for-sale investment is impaired when its fair value has declined below its amortized cost basis.  An impairment is considered other-than-temporary when the amortized cost basis of the investment will not be recovered over its remaining life.  In addition, the Company’s intent to sell as well as the likelihood that the Company will be required to sell the security before the recovery of the amortized cost basis is considered.  Where credit quality is believed to be the cause of the other-than-temporary impairment, that component of the impairment is recognized as an impairment loss in the statement of operations.  Where other market components are believed to be the cause of the impairment, that component of the impairment is recognized on the balance sheet as other comprehensive loss.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Investment Securities – (Continued)

The Company’s investment securities-trading are reported at fair value.  To determine fair value, the Company uses dealer quotes or bids which are validated using an income approach utilizing appropriate prepayment, default and recovery rates.  Any changes in fair value are recorded on the Company’s results of operations as net unrealized gain on investment securities - trading.

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
DECEMBER 31, 2010

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Allowance for Loan and Lease Losses – (Continued)

The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on the present value of estimated cash flows; on market price, if available; or on the fair value of the collateral less estimated disposition costs.  When a loan, or a portion thereof, is considered uncollectible and pursuit of collection is not warranted, the Company will record a charge-off or write-down of the loan against the allowance for loan losses.

The Company evaluates the adequacy of the allowance for credit losses on lease receivables based upon, among other factors, management’s historical experience with the lease receivables portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases, a migration analysis is performed, which estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  The Company’s policy is to charge-off to the allowance those financings for which management believes the collectability is unlikely.

The balance of impaired loans and leases was $164.0 million and $100.1 million at December 31, 2010 and 2009, respectively.  The total balance of impaired loans and leases with a valuation allowance at December 31, 2010 and 2009 was $52.6 million and $82.2 million, respectively.  The total balance of impaired loans and leases without a specific valuation allowance was $111.4 million and $17.9 million at December 31, 2010 and 2009, respectively.  The specific valuation allowance related to these impaired loans and leases was $25.1 million and $31.0 million at December 31, 2010 and 2009, respectively.  The average balance of impaired loans and leases was $130.2 million and $112.6 million during 2010 and 2009, respectively.  The Company did not recognize any income on impaired loans and leases during 2010 and 2009 once each individual loan or lease became impaired unless cash was received.

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

Comprehensive Gain/(Loss)

Comprehensive loss for the Company includes net income and the change in net unrealized gains/(losses) on available-for-sale securities and derivative instruments used to hedge exposure to interest rate fluctuations and protect against declines in the market value of assets resulting from general market trends.

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

Taxable income, from non-REIT activities managed through Resource TRS, is subject to federal, state and local income taxes.  Resource TRS income taxes are accounted for under the asset and liability method.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of Resource TRS' assets and liabilities.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Income Taxes – (Continued)

Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CDO I 2009-1 Cayman SPV, Ltd., and Apidos CDO III Cayman 2009-1 SPV, Ltd., the Company’s foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I’s, Apidos CDO III’s and Apidos Cinco CDO’s current taxable income in its calculation of REIT taxable income

Stock Based Compensation

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

Net Income Per Share

The Company calculates basic income per share by dividing net income for the period by weighted-average shares of its common stock, including vested restricted stock and participating securities, outstanding for that period.  Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

Derivative Instruments

The Company’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps, to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks.  The Company has designated these transactions as cash flow hedges.  The contracts or hedge instruments are evaluated at inception and at subsequent balance sheet dates to determine if they qualify for hedge accounting which requires that the Company recognize all derivatives on the balance sheet at fair value.  The Company records changes in the estimated fair value of the derivative in other comprehensive income to the extent that it is effective.  Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Recent Accounting Standards

In January 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to delay the disclosures regarding troubled debt restructurings originally effective as of December 15, 2010.  The guidance is now anticipated to be effective for interim and annual periods ending after June 15, 2011.  The Company expects that adoption will require additional disclosures in the notes to the Company’s consolidated financial statements.

In July 2010, the FASB issued guidance that required companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  The guidance was effective for the Company as of December 15, 2010.  Adoption required additional disclosure (see Note 9).

In February 2010, the FASB issued guidance which removed the requirement to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of accounting principles generally accepted in the United States (“GAAP”).  This guidance was effective upon issuance.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Standards – (Continued)

In January 2010, the FASB issued guidance that required new disclosures and clarified some existing disclosure requirements about fair value measurements.  The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances and settlements in the reconciliation of fair value measurements using significant unobservable inputs.  In addition, it clarified the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements which became effective for the Company in fiscal 2011.  Adoption of the guidance effective December 15, 2009 required additional disclosure to delineate such categories in the notes to the Company’s consolidated financial statements (see Note 17).

In December 2009, the FASB issued new guidance for improving financial reporting for enterprises involved with VIEs regarding power to direct the activities of a VIE as well as obligations to absorb the losses.  This guidance is effective for interim and annual periods beginning after November 15, 2009.  Adoption of this statement did not have an impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued guidance for accounting for transfers of financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires greater transparency of related disclosures.  This statement was effective for fiscal years beginning after November 15, 2009.  Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2009 and 2008 consolidated financial statements to conform to the 2010 presentation.

NOTE 3 − RESTRICTED CASH

Restricted cash as of December 31, 2010 consisted of $160.5 million held in five consolidated CDO trusts, $5.2 million held in a securitization of lease receivables and $2.5 million in cash collateralizing outstanding margin calls on the Company’s cash flow hedges.  Restricted cash as of December 31, 2009 consisted of $80.5 million of restricted cash in our five CDOs and $4.6 million held in a margin account, related to our swap portfolio.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 4 – INVESTMENT SECURITIES-TRADING

The following table summarizes the Company's structured notes, which are classified as investment securities-trading, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
December 31, 2010:
Structured notes	$7,984	$9,739	$	−	$17,723
Total	$7,984	$9,739	$	−	$17,723

The Company purchased 26 securities and sold 13 securities during the year ended December 31, 2010, for a gain of $5.1 million.  The Company held 13 investment securities-trading as of December 31, 2010.  The Company did not hold any such investment at December 31, 2009.

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's mortgage-backed securities (“MBS”) and other asset-backed securities (“ABS”), including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (2)	Unrealized Gains	Unrealized Losses	Fair Value (1)
December 31, 2010:
Commercial mortgage-backed securities	$83,223	$7,292	$(26,578)	$63,937
Other asset-backed	−	23	−	23
Total	$83,223	$7,315	$(26,578)	$63,960

December 31, 2009:
Commercial mortgage-backed securities	$92,110	$2,622	$(50,214)	$44,518
Other asset-backed	24	−	−	24
Total	$92,134	$2,622	$(50,214)	$44,542

(1)	As of December 31, 2010 and 2009, $58.0 million and $39.3 million, respectively, of securities were pledged as collateral security under related financings.

(2)	As of December 31, 2010 and 2009, other asset-backed securities are carried at fair value, $23,000 and $24,000, respectively, due to other-than-temporary impairment.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The following table summarizes the estimated maturities of the Company’s MBS and other ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
December 31, 2010:
Less than one year	$3,264	(1)	$6,911	1.51%
Greater than one year and less than five years	29,004		46,138	3.45%
Greater than five years	31,692		30,174	5.64%
Total	$63,960		$83,223	4.08%

December 31, 2009:
Less than one year	$7,503		$20,043	1.50%
Greater than one year and less than five years	4,346		12,728	2.24%
Greater than five years	32,693		59,363	5.76%
Total	$44,542		$92,134	4.35%

(1)
All of the $3.3 million of commercial mortgage-backed securities, or CMBS, maturing in this category are collateralized by floating-rate loans and as permitted under the CMBS terms, are expected to extend their respective maturity dates until at least November 2011 as the debtors in the floating-rate structures have a contractual right to extend with options ranging from two one-year options to three one-year options.  Beyond the contractual extensions, the servicer may allow further extensions of the underlying floating rate loans.

The contractual maturities of the investment securities available-for-sale range from November 2011 to February 2019.

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2010:
Commercial mortgage- backed private placement	$10,134	$(4,383)	$8,302	$(22,195)	$18,436	$(26,578)
Total temporarily impaired securities	$10,134	$(4,383)	$8,302	$(22,195)	$18,436	$(26,578)

December 31, 2009:
Commercial mortgage- backed private placement	$11,193	$(1,073)	$14,588	$(49,141)	$25,781	$(50,214)
Total temporarily impaired securities	$11,193	$(1,073)	$14,588	$(49,141)	$25,781	$(50,214)

The Company holds seven and 13 investment securities available-for-sale that have been in a loss position for more than 12 months as of December 31, 2010 and 2009, respectively.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios and makes other-than-temporary impairment determinations at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

●	the length of time the market value has been less than amortized cost;

●	the severity of the impairment;

●	the expected loss of the security as generated by third party software;

●	credit ratings from the rating agencies;

●	underlying credit fundamentals of the collateral backing the securities; and

●	whether, based upon the Company’s intent, it is more likely than not that the Company will sell the security before the recovery of the amortized cost basis.

At December 31, 2010 and 2009, the Company held $64.0 million and $44.5 million, respectively, (net of net unrealized losses of $19.3 million and $47.6 million, respectively) of CMBS recorded at fair value.  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon when the position was purchased and the current level of market activity.  As of December 31, 2010 and 2009, $53.7 million and $29.7 million, respectively, of investment securities available-for-sale were valued using dealer quotes and $10.3 million and $14.8 million, respectively, were valued as set forth in Note 2, “Summary of Significant Accounting Policies-Investment Securities.”

During the year ended December 31, 2010, the Company recognized $26.6 million of other-than-temporary impairment on five positions that supported the Company’s CMBS investments bringing the combined fair value of these positions to $215,000.  During the year ended December 31, 2009, the Company recognized $12.6 million of other-than-temporary impairment on two positions that supported the Company’s CMBS investments and one of its other-ABS investments bringing the combined fair value of these positions to $206,000.  The assumed default of the underlying collateral positions in the Company’s cash flow model yielded a value that would result in less than a full recovery of the Company’s cost basis.  The net impairment losses were recognized in earnings in the consolidated statements of operations.  All of the Company’s other-than-temporary impairment losses are related to credit losses.  While the Company’s remaining securities classified as available-for-sale have continued to decline in fair value on a net basis, the Company concluded that the decline continues to be temporary.  The Company performs an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.  The Company does not believe that any other of its securities classified as available-for-sale were other-than-temporarily impaired as of December 31, 2010.

During the years ended December 31, 2010 and 2009, the Company recognized a gain of $5.0 million and $160,000, respectively, into earnings related to the sale of several CMBS private placement positions.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on MBS in the Company’s investment portfolio.  At December 31, 2010, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $20.9 million.  At December 31, 2009, the aggregate discount exceeded the aggregate premium on the Company’s MBS by approximately $29.1 million.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 6 – INVESTMENT SECURITIES HELD-TO-MATURITY

The following table summarizes the Company's securities held-to-maturity which are carried at amortized cost (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2010:
Securities held-to-maturity	$29,036	$752	$(3,847)	$25,941
Total	$29,036	$752	$(3,847)	$25,941

December 31, 2009:
Securities held-to-maturity	$31,401	$267	$(10,348)	$21,320
Total	$31,401	$267	$(10,348)	$21,320

The following table summarizes the estimated maturities of the Company’s securities held-to-maturity according to their contractual lives (in thousands):

Contractual Life	Fair Value	Amortized Cost	Weighted Average Coupon
December 31, 2010:
Greater than one year and less than five years	$4,830	$5,000	6.14%
Greater than five years and less than ten years	15,073	15,891	1.97%
Greater than ten years	6,038	8,145	4.11%
Total	$25,941	$29,036

December 31, 2009:
Greater than five years and less than ten years	$15,628	$19,667	3.06%
Greater than ten years	5,692	11,734	4.14%
Total	$21,320	$31,401

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2010:
Securities held-to-maturity	$1,038	$(1)	$11,923	$(3,846)	$12,961	$(3,847)
Total temporarily impaired securities	$1,038	$(1)	$11,923	$(3,846)	$12,961	$(3,847)

December 31, 2009:
Securities held-to-maturity	$2,530	$(44)	$10,980	$(10,304)	$13,510	$(10,348)
Total temporarily impaired securities	$2,530	$(44)	$10,980	$(10,304)	$13,510	$(10,348)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 6 – INVESTMENT SECURITIES HELD-TO-MATURITY – (Continued)

The Company holds 12 and 14 investment securities held-to-maturity that have been in a loss position for more than 12 months as of December 31, 2010 and 2009, respectively.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.  The Company does not believe that any of its investments classified as held-to-maturity were other-than-temporarily impaired as of December 31, 2010.

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios and makes other-than-temporary impairment determinations at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

●	the severity of the impairment;

●	the expected loss of the security as generated by third party software;

●	original and current credit ratings from the rating agencies;

●	underlying credit fundamentals of the collateral backing the securities; and

●	third-party support for default, recovery, prepayment speed and reinvestment price assumptions.

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

During the years ended December 31, 2010 and 2009, based on the downgrading of the issuers’ published credit rating, the Company sold $3.5 million and $6.6 million of securities held-to-maturity, respectively including the position it impaired during the year ended December 31, 2009.  The Company has the intent and ability to hold its remaining securities until maturity.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 7 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
December 31, 2010:
Bank loans (3)	$887,667	$(27,204)	$860,463
Commercial real estate loans:
Whole loans	441,706	(334)	441,372
B notes	57,613	(162)	57,451
Mezzanine loans (3)	146,668	143	146,811
Total commercial real estate loans	645,987	(353)	645,634
Subtotal loans before allowances	1,533,654	(27,557)	1,506,097
Allowance for loan loss	(34,233)	−	(34,233)
Total	$1,499,421	$(27,557)	$1,471,864

December 31, 2009:
Bank loans (3)	$893,183	$(27,931)	$865,252
Commercial real estate loans:
Whole loans	484,464	(929)	483,535
B notes	81,450	6	81,456
Mezzanine loans	182,523	163	182,686
Total commercial real estate loans	748,437	(760)	747,677
Subtotal loans before allowances	1,641,620	(28,691)	1,612,929
Allowance for loan loss	(47,122)	−	(47,122)
Total	$1,594,498	$(28,691)	$1,565,807

(1)
Amounts include deferred amendment fees of $636,000 and $249,000 being amortized over the life of the bank loans and $124,000 and $681,000 being amortized over the life of the commercial real estate loans as of December 31, 2010 and 2009, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2010 and 2009, respectively.

(3)	Amounts include $4.0 million of bank loans and $24.6 million of mezzanine loans held for sale as of December 31, 2010 and $8.1 million of bank loans held for sale as of December 31, 2009.

As of December 31, 2010 and 2009, approximately 38.0% and 39.0%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California and 10.4% and 12.4%, respectively were concentrated in New York.  As of December 31, 2010 and 2009, approximately 10.7% and 12.4%, respectively, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.

At December 31, 2010, the Company’s bank loan portfolio consisted of $857.9 million (net of allowance of $2.6 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 0.5% and LIBOR plus 9.5% with maturity dates ranging from March 2011 to December 2017.

At December 31, 2009, the Company’s bank loan portfolio consisted of $847.4 million (net of allowance of $17.8 million) of floating rate loans, which bore interest ranging between LIBOR plus 0.50% and LIBOR plus 18.25% with maturity dates ranging from June 2011 to August 2022.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 7 – LOANS HELD FOR INVESTMENT – (Continued)

The following is a summary of the weighted average life of the Company’s bank loans’, at amortized cost (in thousands):

	December 31,	December 31,
	2010	2009
Less than one year	$4,245	$1,148
Greater than one year and less than five years	643,699	801,175
Five years or greater	212,519	62,929
	$860,463	$865,252

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (4)
December 31, 2010:
Whole loans, floating rate (1)	25	$441,372	LIBOR plus 1.50% to LIBOR plus 5.75%	May 2011 to January 2018
B notes, floating rate	2	26,485	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2011 to October 2011
B notes, fixed rate	2	30,966	7.00% to 8.68%	July 2011 to April 2016
Mezzanine loans, floating rate	6	93,266	LIBOR plus 2.15% to LIBOR plus 3.00%	May 2011 to January 2013
Mezzanine loans, fixed rate (2)	5	53,545	8.14% to 11.00%	January 2016 to September 2016
Total (3)	40	$645,634

December 31, 2009:
Whole loans, floating rate (1)	22	$403,230	LIBOR plus 1.50% to LIBOR plus 4.40%	May 2010 to February 2017
Whole loans, fixed rate (1)	5	80,305	6.98% to 10.00%	May 2010 to August 2012
B notes, floating rate	2	26,479	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2010 to October 2010
B notes, fixed rate	3	54,977	7.00% to 8.68%	July 2011 to July 2016
Mezzanine loans, floating rate	7	124,048	LIBOR plus 2.15% to LIBOR plus 3.45%	May 2010 to January 2013
Mezzanine loans, fixed rate	5	58,638	8.14% to 11.00%	May 2010 to September 2016
Total (3)	44	$747,677

(1)
Whole loans had $5.0 million and $5.6 million in unfunded loan commitments as of December 31, 2010 and 2009, respectively.  These commitments are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	Fixed rate mezzanine loan dates exclude a loan that matured in May 2010 and is in default and has been on non-accrual status as of December 31, 2010 and December 31, 2009, respectively.

(3)	The total does not include an allowance for loan losses of $31.6 million and $29.3 million recorded as of December 31, 2010 and 2009, respectively.

(4)	Maturity dates do not include possible extension options that may be available to the borrowers.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 7 – LOANS HELD FOR INVESTMENT – (Continued)

Subsequent to December 31, 2010, the Company entered into and completed sale agreements for two commercial real estate loans.  One was a loan secured by an office tower in New York City where the Company had engaged a consulting firm to market the property which sold at 75% of par, resulting in a loss of $5.1 million after writing off unamortized loan origination costs.  As part of the agreement, the consulting company earned the maximum fee of $500,000.  The second loan was secured by a portfolio of office complexes throughout the United States that sold at 50% of par resulting in a loss of $9.6 million of which $290,000 had been previously allocated as part of the Company’s general reserve.  The Company classified both loans as loans held for sale as of December 31, 2010.

During the year ended December 31, 2010, the Company accepted a bankruptcy court-approved settlement on a portfolio of condominiums that had been in default since July 2009 and after receiving a settlement pay-down of $2.3 million that brought the loan balance to $5.0 million.  After a review of the projected sale proceeds, the Company determined a provision of $648,000 was needed and upon foreclosure, the Company classified the property as property available-for-sale with a fair value of $4.4 million at December 31, 2010.

The following is a summary of the weighted average life of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2011	2012		2013 and Thereafter
December 31, 2010:
B notes	$40,913	$	−	$16,538
Mezzanine loans (1)	−		34,676	107,135
Whole loans	108,303		87,084	245,985
Total (2)	$149,216		$121,760	$369,658

(1)      Mezzanine loans exclude one loan with an amortized cost of $5.0 million which matured in May 2010 and is in default.

(2)      Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.

The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
December 31, 2010:
B notes	$899	2.6%
Mezzanine loans	8,553	25.0%
Whole loans	22,165	64.8%
Bank loans	2,616	7.6%
Total	$34,233

December 31, 2009:
B notes	$667	1.4%
Mezzanine loans	6,453	13.7%
Whole loans	22,177	47.1%
Bank loans	17,825	37.8%
Total	$47,122

As of December 31, 2010, the Company had recorded an allowance for loan losses of $34.2 million consisting of a $2.6 million allowance on the Company’s bank loan portfolio and a $31.6 million allowance on the Company’s commercial real estate portfolio as a result of the impairment of one bank loan and eight commercial real estate loans as well as the provision of a general reserve with respect to these portfolios.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 7 – LOANS HELD FOR INVESTMENT – (Continued)

As of December 31, 2009, the Company had recorded an allowance for loan losses of $47.1 million consisting of a $17.8 million allowance on the Company’s bank loan portfolio and a $29.3 million allowance on the Company’s commercial real estate portfolio as a result of the impairment of seven bank loans and three commercial real estate loans as well as the provision of a general reserve with respect to these portfolios.

NOTE 8 –LEASE RECEIVABLES

In May 2010, the Company closed a $120.0 million securitization.  The securitization, LEAF Funding 3, issued equipment-backed securitized notes at a weighted average discounted price of 93.6% with a weighted average interest rate of 7.85% and a weighted average life of 1.89 years.  At closing, $14.4 million of the proceeds were placed into a restricted account and were used as new leases were originated by LEAF Funding 3 together with an additional equity contribution by the Company of approximately $1.2 million.  The notes can be prepaid upon reaching 15% of the original issuance amount through an auction call provision or upon reaching 10% through a standard clean-up.  The transaction was structured and purchased by a third party, who then sold the securitization to the Company.  The Company had $21.0 million of equity invested in LEAF Funding 3 as of December 31, 2010.  The Company evaluated this transaction and determined that the securitization was a VIE and that the Company was the primary beneficiary.  Therefore, the securitization has been consolidated onto the Company’s consolidated financial statements.  The Company will do a continuous reassessment of its conclusion, as required.

The Company has the right to require LEAF Funding to repurchase credit impaired contracts or replace such contracts with performing contracts.  LEAF Funding would have to repurchase or provide substitute contracts for each credit impaired contract at an amount equal to the discounted contract balance plus any overdue payments.  LEAF Fundings repurchase obligation is limited to leases with aggregate discounted contract balances of no more than 5% of the aggregate discounted contract balance of all of the contracts sold by LEAF Funding to the Company.

The Company’s lease receivables had weighted average initial lease and loan terms of 53 months and 65 months as of December 31, 2010 and 2009, respectively.  The interest rates on lease receivables range from 8% to 14% and from 8.0% to 15.0% as of December 31, 2010 and 2009, respectively.  Investments in leases, net of unearned income, were as follows (in thousands):

	December 31,
	2010	2009
Leases, net of unearned income	$75,908	$1,397
Operating leases	17,900	−
Notes receivable	15,874	670
Subtotal	109,682	2,067
Allowance for lease losses	(70)	(1,140)
Total	$109,612	$927

The components of net investment in leases are as follows (in thousands):

	December 31,
	2010	2009
Total future minimum lease payments	$86,191	$1,610
Unguaranteed residual	4,393	−
Unearned income	(14,676)	(213)
Total	$75,908	$1,397

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 8 –LEASE RECEIVABLES – (Continued)

The components of net investment in operating leases are as follows (in thousands):

	December 31,
	2010	2009
Investment in operating leases	$21,903	$	−
Accumulated depreciation	(4,003)		−
Total	$17,900	$	−

The Company did not have any direct financing leases as of December 31, 2010 or 2009.  Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases.  Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years.  Rental income consists primarily of monthly periodic rental payments due under the terms of the leases.  The Company recognizes rental income on a straight-line basis and records it as interest income in the consolidated statement of operations.  The Company recognized $5.0 million and $61,000, respectively, in rental income during the years ended December 31, 2010 and 2009.

NOTE 9 –FINANCING RECEIVABLES

The disclosures in this footnote are required per new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following tables show the allowance for loan and lease receivable losses and recorded investments in loans and lease receivables for the years indicated (in thousands):

	Commercial Real Estate Loans		Bank Loans		Lease Receivables		Loans Receivable-Related Party		Total
December 31, 2010:
Allowance for losses at January 1, 2010		$29,297		$17,825		$1,140	$	−		$48,262
Provision for loan loss		44,357		(1,348)		312		−		43,321
Loans charged-off		(42,037)		(13,861)		(1,432)		−		(57,330)
Recoveries		−		−		50		−		50
Allowance for losses at December 31, 2010		$31,617		$2,616		$70	$	−		$34,303

Ending balance:
Individually evaluated for impairment		$28,844		$112		$4,107	$	−		$25,063
Collectively evaluated for impairment		$10,773		$2,504		$70	$	−		$13,347
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

Loans:
Ending balance:
Individually evaluated for impairment		$42,219		$362		$10,024	$	−		$52,605
Collectively evaluated for impairment		$603,415		$860,101		$99,658		$9,927		$1,573,101
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 9 –FINANCING RECEIVABLES – (Continued)

	Commercial Real Estate Loans		Bank Loans		Lease Receivables		Loans Receivable-Related Party		Total
December 31, 2009:
Allowance for losses at January 1, 2009		$15,109		$28,758		$450	$	−		$44,317
Provision for loan loss		31,856		26,855		2,672		−		61,383
Loans charged-off		(17,668)		(37,788)		(1,994)		−		(57,450)
Recoveries		−		−		12		−		12
Allowance for losses at December 31, 2009		$29,297		$17,825		$1,140	$	−		$48,262

Ending balance:
Individually evaluated for impairment		$18,764		$9,578		$2,617	$	−		$30,959
Collectively evaluated for impairment		$10,533		$23,780		$1,140	$	−		$35,453
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

Loans:
Ending balance:
Individually evaluated for impairment		$66,797		$12,772		$2,617	$	−		$82,186
Collectively evaluated for impairment		$680,880		$852,480		$(550)	$	−		$1,532,810
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

Credit quality indicators

Bank Loans

The Company uses a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-5 with 1 representing the Company’s highest rating and 5 representing its lowest rating.  The Company considers such things as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies, and industry dynamics.

Credit risk profiles of bank loans for the years indicated were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5
As of December 31, 2010:
Bank loans	$759,817	$43,858	$48,486	$7,940	$362
As of December 31, 2009:

Bank loans	$680,761	$62,102	$88,320	$21,505	$12,564

All of the Company’s bank loans are performing with the exception of one loan with a par amount of $362,000 which has been in default since September 2010.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 9 –FINANCING RECEIVABLES – (Continued)

Commercial Real Estate Loans

The Company uses a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing the Company’s highest rating and 4 representing its lowest rating.  In addition to the underlying performance of the loan collateral, the Company considers such things as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms.

Credit risk profiles of commercial real estate loans for the years indicated were as follows (in thousands):

	Rating 1	Rating 2		Rating 3		Rating 4
As of December 31, 2010:
Whole loans	$123,350		$16,143		$264,660		$37,219
B notes	$16,538	$	−		$40,913	$	−
Mezzanine loans	$32,635	$	−		$109,176		$5,000

As of December 31, 2009:
Whole loans	$183,617	$	−		$204,743		$95,174
B notes	$81,456	$	−	$	−	$	−
Mezzanine loans	$117,635	$	−		$55,052		$10,000

All of the Company’s commercial real estate loans are performing with the exception of one loan with a par amount of $5.0 million which has been in default since May 2010.

Lease receivables

The Company evaluates the adequacy of the allowance for credit losses in lease receivables based upon, among other factors, management’s historical experience with the commercial finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases and loans a migration analysis is performed that estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  The Company fully reserves, net of recoveries, all leases and loans after they are 180 days past due.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 9 –FINANCING RECEIVABLES – (Continued)

Loan and Lease Receivable Portfolios Aging Analysis

The following table shows the loan and lease receivable portfolio aging analysis for the years indicated at cost basis (in thousands):

					Greater				Total Loans
		30-59		60-89	than 90	Total Past		Total Loans	> 90 Days and
	Days		Days		Days	Due	Current	Receivable	Accruing
December 31, 2010:
Whole loans	$	−	$	−	$ −	$ −	$441,372	$441,372	$	−
B notes		−		−	−	−	57,451	57,451		−
Mezzanine loans		−		−	5,000	5,000	141,811	146,811		−
Bank loans		−		−	−	−	860,463	860,463		−
Lease receivables		630		237	829	1,696	107,986	109,682		−
Loans receivable- related party		−		−	−	−	9,927	9,927		−
Total loans		$630		$237	$5,829	$6,696	$1,619,010	$1,625,706	$	−

December 31, 2009:
Whole loans	$	−	$	−	$7,378	$7,378	$476,157	$483,535	$	−
B notes		−		−	−	−	81,456	81,456		−
Mezzanine loans		−		−	−	−	182,686	182,686		−
Bank loans		−		−	−	−	865,252	865,252		−
Lease receivables		−		−	1,815	1,815	252	2,067		−
Loans receivable- related party		−		−	−	−	−	−		−
Total loans	$	−	$	−	$9,193	$9,193	$1,605,803	$1,614,996	$	−

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 9 –FINANCING RECEIVABLES – (Continued)

Impaired Loans and Lease Receivables

The following table show impaired loans and lease receivables for the years indicated (in thousands):

								Average
				Unpaid				Investment		Interest
	Recorded			Principal		Specific		in Impaired		Income
	Balance			Balance		Allowance		Loans		Recognized
December 31, 2010:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$111,401	(1)		$111,401	$	−		$58,058		$1,133
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans	$	−		$	−	$	−	$	−	$	−
Bank loans	$	−		$	−	$	−	$	−	$	−
Lease receivables	$	−		$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$37,219			$37,219		$(15,844)		$36,740		$993
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans		$5,000			$5,000		$(5,000)		$5,000	$	−
Bank loans		$362			$362		$(112)		$8,971	$	−
Lease receivables		$10,024			$10,024		$(4,107)		$4,791	$	−
Total:
Whole loans		$148,620			$148,620		$(15,844)		$94,798		$2,126
B notes		−			−		−		−		−
Mezzanine loans		5,000			5,000		(5,000)		5,000		−
Bank loans		362			362		(112)		8,971		−
Lease receivables		10,024			10,024		(4,107)		4,791		−
		$164,006			$164,006		$(25,063)		$113,560		$2,126

December 31, 2009:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$7,378	(1)		$7,378	$	−		$7,378	$	−
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans		$10,517	(1)		$10,517	$	−		$10,517	$	−
Bank loans	$	−		$	−	$	−	$	−	$	−
Lease receivables	$	−		$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$66,797			$66,797		$(18,764)		$79,804		$2,307
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans	$	−		$	−	$	−	$	−	$	−
Bank loans		$12,772			$12,772		$(9,578)		$1,693	$	−
Lease receivables		$2,617			$2,617		$(2,617)	$	−	$	−
Total:
Whole loans		$74,175			$74,175		$(18,764)		$87,182		$2,307
B notes		−			−		−		−		−
Mezzanine loans		10,517			10,517		−		10,517		−
Bank loans		12,772			12,772		(9,578)		1,693		−
Lease receivables		2,617			2,617		(2,617)		−		−
		$100,081			$100,081		$(30,959)		$99,392		$2,307

(1)
Specific allowances were not taken on whole loans of $111.4 million at par value as of December 31, 2010 and whole loans of $7.4 million and mezzanine loans of $10.5 million at par value as of December 31, 2009 that were evaluated for and deemed to be troubled debt restructurings, or TDRs.  These TDRs do not have an associated specific loan loss allowance because the principal and interest amount is considered recoverable based on expected collateral performance and / or guarantees made by the borrowers.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 10 – BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, primarily through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.  Certain information with respect to the Company’s borrowings at December 31, 2010 and 2009 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
December 31, 2010:
RREF CDO 2006-1 Senior Notes (1)	$173,053	1.33%	35.6 years	$215,063
RREF CDO 2007-1 Senior Notes (2)	325,025	0.82%	35.8 years	367,792
Apidos CDO I Senior Notes (3)	319,748	0.87%	6.6 years	309,746
Apidos CDO III Senior Notes (4)	260,682	0.75%	9.5 years	250,309
Apidos Cinco CDO Senior Notes (5)	319,373	0.79%	9.4 years	319,563
Equipment Contract Backed Notes, Series 2010-2 (6)	95,016	5.00%	5.4 years	109,612
Unsecured Junior Subordinated Debentures (7)	50,354	6.24%	25.7 years	−
Total	$1,543,251	1.30%	17.6 years	$1,572,085

December 31, 2009:
RREF CDO 2006-1 Senior Notes (1)	$240,227	1.11%	36.6 years	$267,153
RREF CDO 2007-1 Senior Notes (2)	346,673	0.81%	36.8 years	435,225
Apidos CDO I Senior Notes (3)	319,103	0.86%	7.6 years	290,578
Apidos CDO III Senior Notes (4)	260,158	0.71%	10.5 years	237,499
Apidos Cinco CDO Senior Notes (5)	318,791	0.78%	10.4 years	299,874
Unsecured Junior Subordinated Debentures (7)	50,052	6.18%	26.7 years	−
Repurchase agreements (8)	(130)			−
Total	$1,534,874	1.02%	20.4 years	$1,530,329

(1)
Amount represents principal outstanding of $174.9 million and $243.5 million less unamortized issuance costs of $1.8 million and $3.3 million as of December 31, 2010 and 2009, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $328.5 million and $351.2 million less unamortized issuance costs of $3.5 million and $4.6 million as of December 31, 2010 and 2009, respectively.  This CDO transaction closed in June 2007.

(3)
Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $1.8 million as of December 31, 2010 and $2.4 million as of December 31, 2009.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $1.8 million as of December 31, 2010 and $2.3 million as of December 31, 2009.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $2.6 million as of December 31, 2010 and $3.3 million as of December 31, 2009.  This CDO transaction closed in May 2007.

(6)	Amount represents principal outstanding of $96.1 million less unamortized issuance costs of $1.1 million as of December 31, 2010. This transaction closed in May 2010.

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(8)
Amount represents unamortized deferred debt costs related to a commercial real estate repurchase facility as of December 31, 2009.  The facility matured in April 2010 and had no outstanding borrowings as of December 31, 2009.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 10 – BORROWINGS − (Continued)

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

The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.82% and 0.81% at December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, the Company repurchased $250,000 of the Class J notes, $7.5 million of Class B notes and $15.0 million of the Class A-2 notes in RREF CDO 2007-1 at a weighted average price of 55.81% to par which resulted in a $10.1 million gain, reported as a part of the gain on the extinguishment of debt in the consolidated statements of operations.  During the year ended December 31, 2009, the Company repurchased $2.5 million of Class J notes, $11.9 million of Class E note, $11.9 million of Class F notes and $7.2 million of Class G notes in RREF CDO 2007-1 at a weighted average price of 25.66% to par which resulted in a $24.9 million gain, reported as a gain on the extinguishment of debt in the consolidated statements of operations.

As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 10 – BORROWINGS − (Continued)

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

The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.33% and 1.11% at December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, the Company repurchased $40.0 million of the Class A-1 notes, $12.0 million of Class A-2 notes, $6.9 million of Class B notes, $7.7 million of Class C notes and $2.0 million of the Class D notes in RREF CDO 2006-1 at a weighted average price of 64.2% to par which resulted in a $24.5 million gain reported as a gain on the extinguishment of debt in the consolidated statements of operations.  During the year ended December 31, 2009, the Company repurchased $11.5 million of Class F notes, $3.5 million of Class D notes and $7.0 million of Class E notes in RREF CDO 2006-1 at a weighted average price of 10.80% to par which resulted in a $19.6 million gain reported as a gain on the extinguishment of debt in its consolidated statements of operations.

As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

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

Equipment Contract Backed Notes, Series 2010-2

In May 2010, the Company acquired Equipment Contract Backed Notes, Series 2010-2, issued by LEAF Funding 3, a $120.0 million transaction that provided financing for leases.  The investments held by LEAF Funding 3 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  LEAF Funding 3 issued a total of $120.0 million of senior notes at a weighted average price of $93.52 to unrelated investors generating proceeds of $112.2 million.  The Company will amortize the discount at issuance over the lives of the notes using the effective yield method, adjusted for the effects of estimated prepayments on the notes.  The Company had $21.0 million of equity invested in LEAF Funding 3 as of December 31, 2010.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 10 – BORROWINGS − (Continued)

Collateralized Debt Obligations – (Continued)

Equipment Contract Backed Notes, Series 2010-2 – (Continued)

The equipment contract backed notes issued to investors by LEAF Funding 3 consist of the following classes: (i) $95.5 million of class A notes; (ii) $7.0 million of class B notes; (iii) $6.4 million of class C notes; (iv) $6.4 million of class D notes; and (v) $4.7 million of class E notes.  All of the notes issued bear a fixed rate of interest of 5.0%.  The class A notes mature in May 2016 and the class B through E notes mature in December 2017.

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

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.79% and 0.78% at December 31, 2010 and 2009, respectively.

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

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.75% and 0.71% at December 31, 2010 and 2009, respectively.

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

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 0.87% and 0.86% at December 31, 2010 and 2009, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 10 – BORROWINGS − (Continued)

Unsecured Junior Subordinated Debentures

In May 2006 and September 2006, the Company formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although the Company owns 100% of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of these entities.  In connection with the issuance and sale of the capital securities, the Company issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing the Company’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II are included in borrowings and are being amortized into interest expense in the consolidated statements of operations using the effective yield method over a ten year period.

In October 2009, the Company amended the trust agreements and unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provides for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under the Company’s guarantee.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2010 were $590,000 and $604,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2009 were $742,000 and $754,000, respectively.  The interest rate adjustment took effect as of October 1, 2009 and expires on September 30, 2011.  The rates for RCT I and RCT II, at December 31, 2010, were 6.25% and 6.24%, respectively.  The rates for RCT I and RCT II, at December 31, 2009, were 6.18% and 6.19%, respectively.  The covenant waiver expires on January 1, 2012.

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

NOTE 11 – SHARE ISSUANCE AND REPURCHASE

On May 25, 2010, the Company sold 8,625,000 shares of common stock, including 1,125,000 shares exercised through the underwriters’ over-allotment option, at a price of $5.25 per share.  The Company received net proceeds of approximately $42.8 million after payment of underwriting discounts and commissions of approximately $2.5 million and other offering expenses of approximately $197,000.

Under a dividend reinvestment plan authorized by the board of directors on November 18, 2010, the Company is authorized to issue up to 8.0 million shares of common stock.  Under this plan which succeeded the March 2010 plan, the Company has issued 1,392,037 shares, at a weighted-average share price of $7.38 per share, and received proceeds of $10.0 million (net of costs) all during December 2010.

Under a dividend reinvestment plan authorized by the board of directors on March 22, 2010, the Company is authorized to issue up to 8.0 million shares of common stock.  Under this plan, which succeeded the June 2008 plan, the Company has issued 7,903,562 shares, at a weighted-average share price of $6.33 per share, and received proceeds of $48.8 million (net of costs) from April 2010 through November 2010.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 11 – SHARE ISSUANCE AND REPURCHASE – (Continued)

Under a share repurchase plan authorized by the board of directors on July 26, 2007, the Company is authorized to repurchase up to 2.5 million of its outstanding common shares.  No shares were repurchased during the year ended December 31, 2010.  The Company has repurchased a total of 1,663,000 shares under this program as of December 31, 2010.

NOTE 12 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2010	52,632	384,687	437,319
Issued	16,939	320,800	337,739
Vested	(52,632)	(187,469)	(240,101)
Forfeited	−	−	−
Unvested shares as of December 31, 2010	16,939	518,018	534,957

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the years ended December 31, 2010 and 2009, including shares issued to the five non-employee directors, was $1.8 million and $709,000, respectively.

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

The following table summarizes stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2010	607,666	$14.99
Granted	−	−
Exercised	−	−
Forfeited	(5,000)	15.00
Outstanding as of December 31, 2010	602,666	$14.99	5	$564
Exercisable at December 31, 2010	602,666	$14.99	5	$564

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 12 – SHARE-BASED COMPENSATION – (Continued)

The stock options have a remaining contractual term of five years.  Upon exercise of options, new shares are issued.

The following table summarizes the status of the Company’s unvested stock options as of December 31, 2010:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	21,666		$14.88
Granted	−	$	−
Vested	(21,666)		$14.88
Forfeited	−	$	−
Unvested at December 31, 2010	−	$	−

The following table summarizes the status of the Company’s vested stock options as of December 31, 2010:

Vested Options	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of January 1, 2010	586,000		$14.99
Granted	21,666		$14.88
Exercised	−	$	−
Forfeited	(5,000)		$15.00
Vested as of December 31, 2010	602,666		$14.99	5	$564

 The stock option transactions are valued using the Black-Scholes model with the following assumptions:

	As of December 31,
	2010	2009	2008
Expected life	5 years	7 years	8 years
Discount rate	1.09%	3.53%	2.94%
Volatility	80.70%	137.86%	127.20%
Dividend yield	15.75%	20.33%	33.94%

The estimated fair value of each option granted at December 31, 2010 and 2009 was $0.936 and $0.897, respectively.  For the years ended December 31, 2010, 2009 and 2008, the components of equity compensation expense were as follows (in thousands):

	December 31,
	2010	2009	2008
Options granted to Manager and non-employees	$11	$15	$(52)
Restricted shares granted to Manager and non-employees	2,098	1,113	486
Restricted shares granted to non-employee directors	112	112	106
Total equity compensation expense	$2,221	$1,240	$540

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 12 – SHARE-BASED COMPENSATION – (Continued)

During the years ended December 31, 2010 and 2009, the Manager received 251,993 and 169,431 shares, respectively, as incentive compensation valued at $1.4 million and $867,000, respectively, pursuant to the Management Agreement.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of December 31, 2010.  All awards are discretionary in nature and subject to approval by the compensation committee.

NOTE 13 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	December 31,
	2010	2009	2008
Basic:
Net Income (loss)	$19,447	$6,339	$(3,074)
Weighted average number of shares outstanding	47,715,082	25,205,403	24,757,386
Basic net income (loss) per share	$0.41	$0.25	$(0.12)

Diluted:
Net Income (loss)	$19,447	$6,339	$(3,074)
Weighted average number of shares outstanding	47,715,082	25,205,403	24,757,386
Additional shares due to assumed conversion of dilutive instruments	192,199	150,418	−
Adjusted weighted-average number of common shares outstanding	47,907,281	25,355,821	24,757,386
Diluted net income (loss) per share	$0.41	$0.25	$(0.12)

Potentially dilutive shares relating to 253,975 shares of restricted stock are not included in the calculation of diluted net (loss) per share for the year ended December 31, 2008 because the effect was anti-dilutive.

NOTE 14 – THE MANAGEMENT AGREEMENT

On March 8, 2005, the Company entered into a Management Agreement pursuant to which the Manager provides the Company investment management, administrative and related services.  The agreement was amended June 30, 2008 and further amended on October 16, 2009.  Under the agreement, the Manager receives fees and is reimbursed for its expenses as follows:

•
A monthly base management fee equal to 1/12th of the amount of the Company’s equity multiplied by 1.50%.  Under the management agreement, ‘‘equity’’ is equal to the net proceeds from any issuance of shares of common stock less offering related costs, plus or minus the Company’s retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts the Company has paid for common stock repurchases.  The calculation is adjusted for one-time events due to changes in GAAP, as well as other non-cash charges, upon approval of the independent directors of the Company.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 14 – THE MANAGEMENT AGREEMENT – (Continued)

•
Incentive compensation is calculated as follows: (i) twenty-five percent (25%) of the dollar amount by which (A) the Company’s adjusted operating earnings (before incentive compensation but after the base management fee) for such quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the common shares in the initial offering by the Company and the prices per share of the Common Shares in any subsequent offerings by the Company, in each case at the time of issuance thereof, multiplied by (2) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of common shares outstanding during such quarter, subject to adjustment, to exclude events pursuant to changes in GAAP or the application of GAAP, as well as non-recurring or unusual transactions or events, after discussion between the Manager and the Independent Directors and approval by a majority of the independent directors in the case of non-recurring or unusual transactions or events.  On August 17, 2010, the Company entered into an amendment (the “Amendment”) to its Amended and Restated Management Agreement dated as of June 30, 2008, by and among the Company, the Manager and Resource America.  Pursuant to the Amendment, fees paid by a taxable REIT subsidiary of the Company to employees, agents or affiliates of the Manager with respect to profits of such taxable REIT subsidiary (or any subsidiary thereof) will be deducted from the Company’s quarterly calculation of incentive compensation payable to the Manager.  Additionally, any income taxes payable by a taxable REIT subsidiary of the Company will be excluded from the Company’s calculation of operating earnings.

•	Reimbursement of out-of-pocket expenses and certain other costs incurred by the Manager that relate directly to the Company and its operations.

•
The Manager provides the Company with a Chief Financial Officer and three accounting professionals, each of whom is exclusively dedicated to the Company’s operations.  The Manager also provides the Company with a director of investor relations who is 50% dedicated to the Company’s operations.  The Company bears the expense of the wages, salaries and benefits of the Chief Financial Officer and three accounting professionals, and bears 50% of the salary and benefits of the director of investor relations.  In addition, the Company began reimbursing its Chairman for wages, salary and benefits in February 2010.

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

•	if there is no active market for such shares, the value is the fair market value thereof, as reasonably determined in good faith by the board of directors of the Company.

As amended, the Management Agreement had an initial term ended March 31, 2009 and automatically renewed for a one-year term annually unless at least two-thirds of the independent directors or a majority of the outstanding common shares agreed not to renew the Management Agreement.  The current term of the Management Agreement ends on March 31, 2011.  With a two-thirds vote of the independent directors, the independent directors may elect to terminate the Management Agreement because of the following:

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
DECEMBER 31, 2010

NOTE 14 – THE MANAGEMENT AGREEMENT – (Continued)

           In conjunction with the December 2009 common stock offering, it was determined that for the quarters ending on December 31, 2009 and March 31, 2010, the total incentive management fee payable to the Manager pursuant to the Amended and Restated Management Agreement dated as of June 30, 2008, shall not exceed $1.5 million per quarter.

The base management fee for the years ended December 31, 2010, 2009 and 2008 was $5.4 million, $3.8 million, and $4.5 million, respectively.  The manager earned an incentive management fee of $7.4 million of which $6.3 million was paid in cash, which also included $3.4 million related to the Company’s investment management agreement with a subsidiary of the Manager, and $1.1 million was paid in stock (182,660 shares) for the period from January 1, 2010 to December 31, 2010.  The manager earned an incentive management fee of $4.6 million of which $3.4 million was paid in cash and $1.2 million was paid in stock (217,149 shares) for the period from January 1, 2009 to December 31, 2009.  The manager earned an incentive management fee of $1.8 million of which $1.3 million was paid in cash and $440,000 was paid in stock (86,489 shares) for the period from January 1, 2008 to December 31, 2008.

At December 31, 2010, the Company was indebted to the Manager for base management fees of $522,000 incentive management fees of $131,000, incentive management fees to a subsidiary of the Manager under the Company’s investment management agreement of $1.0 million and expense reimbursements of $256,000.  At December 31, 2009, the Company was indebted to the Manager for base management fees of $371,000 incentive management fees of $1.5 million and expense reimbursements of $129,000.

NOTE 15 – RELATED-PARTY TRANSACTIONS

Relationship with Resource America and Certain of its Subsidiaries

At December 31, 2010, Resource America owned 2,444,002 shares, or 4.2%, of the Company’s outstanding common stock.  In addition, at that date, Resource America also held options to purchase 2,166 shares of common stock.

The Company is managed by the Manager pursuant to the Management Agreement that provides for both base and incentive management fees.  For the years ended December 31, 2010, 2009 and 2008, the Manager earned base management fees of approximately $5.4 million, $3.8 million and $4.5 million, respectively, and earned $4.4 million, $4.6 million and $1.8 million, respectively, of incentive management fees.  The Company also reimburses the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  On October 16, 2009, the Company entered into an amendment to the management agreement.  Pursuant to the amendment, the Manager must provide the Company with a Chief Financial Officer and three accounting professionals, each of whom will be exclusively dedicated to the operations of the Company.  The Manager must also provide the Company with a director of investor relations who will be 50% dedicated to the Company’s operations.  The Company will bear the expense of the wages, salaries and benefits of the Chief Financial Officer and three accounting professionals and 50% of the salary and benefits of the director of investor relations.  In addition, the Company began reimbursing its Chairman for wages, salary, and benefits in February 2010. For the years ended December 31, 2010, 2009 and 2008, the Company paid the Manager $1.8 million, $664,000 and $392,000, respectively, as expense reimbursements.  For a description of the management agreement and fees paid and payable to the Manager (see Note 14).

At December 31, 2010, the Company was indebted to the Manager for base management fees of $522,000, incentive management fees of $131,000 and expense reimbursements of $256,000.  At December 31, 2009, the Company was indebted to the Manager for base management fees of $371,000, incentive management fees of $1.5 million and expense reimbursements of $129,000.

As of each of December 31, 2010 and 2009, the Company had executed seven and six CDO transactions, respectively, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the CDO entities and their assets.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 15 – RELATED-PARTY TRANSACTIONS – (Continued)

Relationship with Resource America and Certain of its Subsidiaries – (Continued)

The Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company’s interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly owned properties and the properties underlying the mortgage loans to enhance their value.  The Company acquired the membership interests for $2.1 million.  The agreement requires the Company to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  The investment balance of $5.2 million and $2.1 million at December 31, 2010 and 2009, respectively, is recorded as an investment in unconsolidated entities on the Company’s consolidated balance sheet.

On January 15, 2010, the Company made a loan of $2.0 million to Resource Capital Partners, Inc. so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P.  The loan is secured by Resource Capital Partner’s partnership interest in the Resource Real Estate Opportunity Fund, L.P.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represents a return of Resource Capital Partners, Inc.’s capital.  The loan matures on January 14, 2015, with Resource Capital Partners, Inc. having options to extend the loan for two additional 12-month periods each.

On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America, which provided that: (a) RCM may invest up to $5.0 million and the investable amount being adjusted by portfolio gains/(losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return, the fee basis is 20% of the amount by which the net profits exceed the preferred return.  During the year ended December 31, 2010, RCM earned $1.0 million in management fees associated with realized profits and $1.9 million in management fees associated with unrealized profits.  RCM commenced trading in June 2010 in these privately issued securities through Resource TRS upon the conceptual approval of the investment by the Company’s Board.  The Company has since reinvested gains from this activity and holds $17.7 million of these trading securities, at fair market value as of December 31, 2010.  In addition, the Company and RCM have established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account established by Resource TRS.  This account provides an additional incentive to RCM to generate net profits during any year and provides the Company a return on any possible net losses, if any were to occur during any subsequent calendar year.  During the year ended December 31, 2010, RCM earned $438,000 as their share of the net profits as defined in the agreement.

Relationship with LEAF

LEAF Financial Corp. (“LEAF”), a majority-owned subsidiary of Resource America, originates and manages lease receivables on the Company’s behalf.  On May 27, 2010, the Company closed a $120.0 million securitization adding to the Company’s existing lease receivables.  The securitization, LEAF Funding 3, issued equipment-backed securitized notes at a weighted average discounted price of 93.6%.  At closing, $14.4 million of proceeds were placed into a restricted account.  As of September 30, 2010, all proceeds related to the commitment have been funded.  The Company had $21.0 million of equity invested in LEAF Funding 3 as of December 31, 2010.

The Company purchases lease receivables from LEAF at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF for its origination costs.  During the year ended December 31, 2010, the Company acquired $131.7 million of notes from LEAF, including $102,000 of origination cost reimbursements.  These acquisitions are directly related to the LEAF Funding 3 securitization discussed above.  During the year ended December 31, 2009, the Company did not acquire any lease receivables from LEAF.  In addition, the Company pays LEAF an annual servicing fee, equal to 1% of the book value of managed assets, for servicing the Company’s lease receivables.  At December 31, 2010 and 2009, the Company was indebted to LEAF for servicing fees in connection with the Company’s equipment finance portfolio of $6,000 and $8,000, respectively.  LEAF servicing fees for the years ended December 31, 2010, 2009 and 2008 were $87,000, $505,000 and $953,000, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 15 – RELATED-PARTY TRANSACTIONS – (Continued)

Relationship with LEAF – (Continued)

The Company has the right to require LEAF Funding to repurchase credit impaired contracts or replace such contracts with performing contracts.  LEAF Funding would have to repurchase or provide substitute contracts for each credit impaired contract at an amount equal to the discounted contract balance plus any overdue payments.  LEAF Fundings’ repurchase obligation is limited to 5% of the aggregate discounted contract balance of all of the contracts sold by LEAF Funding to the Company.

On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”), that provide an $8.0 million credit facility to LEAF II, of which all $8.0 million was funded by March 31, 2010, for a one year term at 12% payable quarterly, with a 1% loan origination fee which is secured by all assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding, LLC.  The note originally matured on March 3, 2011 but has been extended until June 3, 2011 with a 1% extension fee on the current outstanding loan balance.  The loan amount outstanding at December 31, 2010 was $7.9 million.

During the year ended December 31, 2010, the Company sold two lease receivables back to LEAF at a price equal to their book value.  The total sale proceeds received were $139,000.  During the year ended December 31, 2009, the Company did not sell any lease receivables back to LEAF.

Relationship with Resource Real Estate

Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At December 31, 2010 and 2009, the Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio.

Relationship with Law Firm

Until 1996, director Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the years ended December 31, 2010, 2009 and 2008, the Company paid Ledgewood $311,000, $660,000 and $164,000, respectively, in connection with legal services rendered to the Company.

NOTE 16 – DISTRIBUTIONS

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 16 – DISTRIBUTIONS – (Continued)

The Company’s 2011 dividends will be determined by the Company’s board of directors which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional common shares.  Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  However, the Internal Revenue Service, in Revenue Procedures 2009-15 and 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITs.  These Revenue Procedures apply to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011.  They provide that publicly-traded REITs can distribute stock to satisfy their REIT distribution requirements if stated conditions are met.  These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  The Company did not use these Revenue Procedures with respect to any distributions for its 2009 and 2010 taxable years, but may do so for distributions with respect to 2011.

During the year ended December 31, 2010, the Company declared and paid distributions totaling $51.1 million, or $1.00 per share.  This includes $14.6 million, in the aggregate, declared on December 16, 2010 and paid on January 26, 2011 to stockholders of record as of December 31, 2010.  During the year ended December 31, 2009, the Company declared and paid distributions totaling $31.8 million, or $1.15 per share.  This includes $9.2 million, in the aggregate, declared on December 14, 2009 and paid on January 26, 2010 to stockholders of record as of December 31, 2009.  During the year ended December 31, 2008, the Company declared and paid distributions totaling $40.7 million, or $1.60 per share.  For tax purposes, 93% of the distributions declared in 2010 has been classified as ordinary income and 7% has been classified as a non-dividend distribution.  For 2009 and 2008, 100% of the distributions were classified as ordinary income.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company reports its investment securities available-for-sale at fair value.  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon when the position was purchased and the current level of market activity.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

For securities purchased in 2009 and thereafter, the Company obtains a quote from a dealer, which typically will be the dealer who sold the Company the security.  The Company has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  As a result of how the dealers develop their quotes, the market illiquidity and low levels of trading activity as of December 31, 2009, the Company categorized all of these investment securities available-for-sale in Level 3 in the fair value hierarchy.  Due to the increased level of trading activity in 2010, the Company moved some of these securities into Level 2 in the fair value hierarchy.  The Company evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote the Company receives and the value indicated by its valuation models, the Company will evaluate the difference.  As part of that evaluation, the Company will discuss the difference with the dealer, who may revise their quote based upon these discussions.  Alternatively, the Company may revise its valuation models.

For investment securities available-for-sale purchased prior to 2009, the Company determines fair value based on taking a weighted average of the following three measures:

●	dealer quotes, as described above;

●	quotes on more actively-traded, higher-rated securities issued in a similar time period, adjusted for differences in rating and seniority; and

●
the value resulting from an internal valuation model using an income approach based upon an appropriate risk-adjusted yield, time value and projected losses using default assumptions based upon an historical analysis of underlying loan performance.

The Company reports its investment securities-trading at fair value, which is based on a dealer quotes or bids which are validated using an income approach utilizing appropriate prepayment, default and recovery rates.  Any changes in fair value are recorded on the Company’s results of operations as net unrealized gain on investment securities-trading.

Derivatives (interest rate swaps and interest rate caps), both assets and liabilities are reported at fair value, and, are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments have become significant to the overall valuation of some of its derivatives.  As a result, the Company has transferred derivatives with credit valuation adjustments to Level 3 in the fair value hierarchy as of December 31, 2010 from Level 2 of the fair value hierarchy as of September 30, 2010.

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Level 1		Level 2		Level 3	Total
Assets:
Investment securities-trading	$	−	$	−	$17,723	$17,723
Investment securities available-for-sale		−		38,303	25,657	63,960
Total assets at fair value	$	−		$38,303	$43,380	$81,683

Liabilities:
Derivatives (net)	$	−		$2,363	$10,929	$13,292
Total liabilities at fair value	$	−		$2,363	$10,929	$13,292

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands).

Level 3
Beginning balance, January 1, 2010	$44,542
Total gains or losses (realized/unrealized):
Included in earnings	(6,936)
Purchases	19,671
Transfers out of Level 3	(43,090)
Unrealized losses – included in accumulated other comprehensive income	29,193
Ending balance, December 31, 2010	$43,380

The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands).

	Level 3
Beginning balance, January 1, 2010	$	−
Transfers into Level 3		10,929
Ending balance, December 31, 2010		$10,929

The Company had $26.8 million and $13.5 million of losses included in earnings due to the other-than-temporary impairment charges of six and four assets during the years ended December 31, 2010 and 2009, respectively.  These losses are included in the consolidated statements of operations as net impairment losses recognized in earnings.  There were no such losses during the year ended December 31, 2008.

Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit issues.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as recurring Level 2.  The amount of the adjustment for fair value for bank loans held for sale for the years ended December 31, 2010 and 2009 was $114,000 and $375,000, respectively.  For the Company’s CRE loans where there is no market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3.  The amount of nonrecurring fair value losses for impaired loans for the years ended December 31, 2010 and 2009 was $31.6 million and $45.7 million, respectively, and is included in the consolidated statements of operations as provision for loan and lease losses.

Property available-for-sale is estimated based on recent sales prices of prior similar condominium units in the property and the appraised value of a similar condominium unit in the property less costs to sell

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Level 1		Level 2	Level 3	Total
Assets:
Loans held for sale	$	−	$4,027	$24,566	$28,593
Impaired loans		−	250	132,777	133,027
Property available-for-sale		−	−	4,444	4,444
Equity		−	−	147	147
Total assets at fair value	$	−	$4,277	$161,934	$166,211

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, dividend reinvestment plan proceeds receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on the consolidated balance sheet.  The fair value of the Company’s investment securities-trading is reported in Note 4.  The fair value of the Company’s investment securities available-for-sale is reported in Note 5.  The fair value of the Company’s investment securities held-to-maturity is reported in Note 6.  The fair value of the Company’s derivative instruments is reported in Note 18.

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below.

	Fair Value of Financial Instruments
	(in thousands)
	December 31, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value		Fair value
Loans held-for-investment	$1,443,271	$1,439,376		$1,557,757		$1,514,696
Loans receivable–related party	$9,927	$9,927	$	−	$	−
CDOs	$1,397,880	$905,790		$1,484,952		$857,262
Junior subordinated notes	$50,354	$16,848		$50,052		$16,546
NOTE 18– INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

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

In the next twelve months, the Company expects to reclassify $227,000 from accumulated other comprehensive loss to earnings.  The amount relates to the termination of 18 hedges during the years ended December 31, 2006, 2007 and 2008 and the requirement for the remaining gains and losses to be amortized over the life of the remaining debt.  In addition, in the next twelve months, the Company expects to pay $7.4 million in net interest expense for its hedges.

During the years ended December 31, 2010, 2009 and 2008, the Company recognized expense of $224,000, $499,000 and $211,000, respectively, into earnings related to the amortization of gains and losses on 18 terminated hedges.

At December 31, 2010, the Company had 10 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.17% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $166.8 million at December 31, 2010.  In addition, the Company also has one interest rate cap agreement with an aggregate notional amount of $14.8 million outstanding whereby it reduced its exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through the consolidated statements of operations.  The counterparty for all the Company’s designated interest rate hedge contracts is Credit Suisse International with which the Company has a master netting agreement.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 18– INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS – (Continued)

At December 31, 2009, the Company had 13 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.18% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $217.9 million at December 31, 2009.  In addition, as described in the prior paragraph, the Company also had one interest rate cap agreement with an aggregate notional amount of $14.8 million outstanding.  The counterparty for all the Company’s designated interest rate hedge contracts as of December 31, 2009 was Credit Suisse International.

The estimated fair value of the Company’s interest rate swaps was ($13.3) million and ($12.8) million as of December 31, 2010 and 2009, respectively.  The Company had aggregate unrealized losses of $14.7 million and $14.6 million on the interest rate swap agreements, as of December 31, 2010 and 2009, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2010 and on the consolidated statement of operations for the year ended December 31, 2010:

Fair Value of Derivative Instruments as of December 31, 2010
(in thousands)

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate cap agreement	$14,841	Derivatives, at fair value	$	−

Interest rate swap contracts	$166,836	Derivatives, at fair value		$(13,292)

		Accumulated other comprehensive loss		$13,292

The Effect of Derivative Instruments on the Statement of Operations for the
Year Ended December 31, 2010
(in thousands)

	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Interest rate cap agreement	$14,841	Interest expense	$46

Interest rate swap contracts	$166,836	Interest expense	$9,438

(1)      Negative values indicate a decrease to the associated balance sheet or consolidated statement of operations line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 19 – STOCK INCENTIVE PLANS

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

NOTE 20 – INCOME TAXES

The Company has made an election to be taxed, and believes it qualifies, as a REIT under Sections 856 through 860 of the Internal Revenue Code.  To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other qualification requirements as defined under the Internal Revenue Code.  Accordingly, the Company is not subject to federal corporate income tax to extent that it distributes 100% of its REIT taxable income each year.  Taxable income from non-REIT activities managed through Resource TRS, the Company's taxable REIT subsidiary, is subject to federal, state and local income taxes.

Resource TRS' income taxes are accounted for under the asset and liability method.  Under this method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of Resource TRS' assets and liabilities.

The following table details the components of Resource TRS’ income taxes (in thousands):

	Years Ended December 31,
	2010	2009	2008
Provision (benefit) for income taxes:
Current:
Federal	$324	$(325)	$(331)
State	−	−	(25)
Total current	324	(325)	(356)

Deferred:
Federal	4,134	248	88
State	1,263	75	27
Total deferred	5,397	323	115
Income tax provision (benefit)	$5,721	$(2)	$(241)

A reconciliation between the federal statutory income tax rate and Resource TRS’ effective income tax rate is as follows:

	Years Ended December 31,
	2010	2009	2008
Statutory tax rate	35%	35%	35%	%
State and local taxes, net of federal benefit	10%	8%	9%	%
Valuation allowance for deferred tax assets	(8)%	(39)%	−%	%
Other items	−%	(4)%	2%	%
	37%	−%	46%	%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 20 – INCOME TAXES – (Continued)

The components of Resource TRS’ deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets related to:
Lease accounting	$3,283	$	−
Foreign, state and local loss carryforwards	855		703
Provision for loan and lease losses	32		521
Accrued expenses	231		−
Total deferred tax assets	4,401		1,224
Valuation allowance	−		(1,224)
Total deferred tax assets	$4,401	$	−

Deferred tax liabilities related to:
Unrealized income/loss on investments	$(4,450)	$	−
Property and equipment basis differences	(5,348)		−
Total deferred tax liabilities	$(9,798)	$	−

As of December 31, 2010, Resource TRS had federal, state and local net operating tax loss carryforwards (“NOLs”) of $5.6 million that will expire between 2011 and 2031, which resulted in a deferred tax asset of $855,000.  Based on changes in estimates of taxable income projections, Resource TRS has decreased its gross valuation allowance from $2.9 million to $0 (tax effected benefit of $1.2 million).

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

As of December 31, 2010, income tax returns for the calendar years 2007 - 2010 remain subject to examination by Internal Revenue Service ("IRS") and/or any state or local taxing jurisdiction.  The Company has not executed any agreements with the IRS or any state and/or local taxing jurisdiction to extend a statue of limitations in relation to any previous year.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 21 – QUARTERLY RESULTS

The following is a presentation of the quarterly results of operations for the years ended December 31, 2010 and 2009:

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2010
Interest income	$21,709	$24,460	$29,249	$28,493
Interest expense	7,937	8,929	10,089	9,511
Net interest income	$13,772	$15,531	$19,160	$18,982
Net income (loss)	$1,406	$13,362	$14,053	$(9,374)

Net income (loss) per share − basic	$0.04	$0.30	$0.27	$(0.17)
Net income (loss) per share − diluted	$0.04	$0.30	$0.27	$(0.17)

Year ended December 31, 2009
Interest income	$26,622	$25,274	$22,501	$23,196
Interest expense	13,877	12,748	9,203	9,599
Net interest income	$12,745	$12,526	$13,298	$13,597
Net (loss) income	$(12,152)	$(5,127)	$11,528	$12,090

Net (loss) income per share − basic	$(0.50)	$(0.21)	$0.48	$0.43
Net (loss) income per share − diluted	$(0.50)	$(0.21)	$0.47	$0.43

NOTE 22 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, other than listed below.

On December 16, 2010, the Company declared a quarterly distribution of $0.25 per share of common stock, $14.6 million in the aggregate, which was paid on January 26, 2011 to stockholders of record as of December 31, 2010.

On January 4, 2011, the Company made an investment, in conjunction with a debt financing commitment from Guggenheim Securities, in LEAF Commercial Capital, Inc. (“LCC”).  LCC is a newly formed commercial finance company specializing in equipment leasing and is a subsidiary of LEAF.  LEAF contributed its leasing platform and directly-held leases and loans to LCC while the Company and Guggenheim Securities committed to investing up to $44.0 million of capital (which includes the option to invest an additional $10 million at a later date) in the form of preferred stock and subordinated debt, respectively, into LCC.  A portion of the Company’s investment consisted of the contribution of leases and loans and equity in these investments it had acquired from LEAF.  In return, the Company received 2,626 shares of LEAF Commercial Series A preferred stock and warrants to purchase 4,800 shares of LCC common stock for an exercise price of $0.01 per share (representing 48% of LCC’s common stock on a fully-diluted basis).

On February 1, 2011, the Company entered into a master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the purchase of securities.  The maximum amount of the facility is $100.0 million and has a two year term with a one year option to extend.

On February 8, 2011, the Company sold a mezzanine loan secured by an office building with an amortized cost of $20.1 million for $15.0 million and recorded a $5.1 million provision for loan losses as of December 31, 2010, accordingly.  This loan is classified as a loan held for sale on the consolidated balance sheet as of December 31, 2010.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 22 – SUBSEQUENT EVENTS – (Continued)

On February 6, 2011, the Company sold a mezzanine loan secured by an office building with an amortized cost of $19.1 million for $9.6 million and recorded a $9.3 million provision after a general provision of $290,000 covered some of the losses as of December 31, 2010.  This loan is classified as a loan held for sale on the consolidated balance sheet as of December 31, 2010.

On February 24, 2011, the Company announced that it had entered into a definitive agreement that will expand its management in broadly syndicated bank loans.  A subsidiary of the Company has agreed to purchase 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC ("Churchill") for $22.5 million. Through CPAM, the Company will be entitled to collect senior, subordinated and incentive fees related to five Collateralized Loan Obligations (“CLOs”) totaling approximately $1.9 billion in assets managed by CPAM. CPAM will be assisted by Apidos Capital Management, LLC, in managing the five CLOs.  CPAM has subsequently changed its name to Resource Capital Asset Management.

The Company received $20.0 million in proceeds related to the issuance of 2.8 million shares of common stock on the Company’s dividend reinvestment plan during January 2011 and February 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework  Based on this assessment management believes that, as of December 31, 2010, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2010.  Their report, dated March 14, 2011, expressed an unqualified opinion on our internal control over financial reporting.  This report is included in this Item 9A.

Changes in Internal Control of Financial Reporting

There were no significant changes in our internal control over financial reporting during the fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Capital Corp.

We have audited Resource Capital Corp. and its subsidiaries’ (a Maryland Corporation)  internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Resource Capital Corp. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Resource Capital Corp. and its subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Resource Capital Corp. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resource Capital Corp. and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 14, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 14, 2011

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

Names of Directors, Principal Occupation and Other Information

Walter T. Beach, age 44, has been a director since March 2005.  Mr. Beach has been Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997.  From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm where, beginning in 1994, he was responsible for the firm’s investment decisions for its principal equity product.  Before that he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm, and an analyst at Industry Analysis Group, an industry and economic consulting firm.  Mr. Beach has served as a director of The Bancorp, Inc., a publicly-traded (NASDAQ: TBBK) bank holding company, and its subsidiary bank, The Bancorp Bank, since 1999.  Mr. Beach has also served as a director of Institutional Financial Markets, Inc. and its predecessor, Cohen & Company, a publicly-traded (AMEX: IFMI) financial services company specializing in credit related fixed income investments, since December 2009.

Edward E. Cohen, age 72, has been a director since March 2005 and was our Chairman from March 2005 to November 2009.  Mr. Cohen was Chairman of Resource America, the corporate parent of our manager, a position he has held since 1990.  He was Resource America’s Chief Executive Officer from 1988 to 2004 and its President from 2000 to 2003.  He is Chairman and Chief Executive Officer of Atlas Energy, Inc. (f/k/a/ Atlas America, Inc.), a publicly-traded (NASDAQ: ATLS) energy company, from 2000 to February 2011; Chairman of Atlas Pipeline Holdings GP, LLC, a wholly-owned subsidiary of Atlas Energy that is the general partner of Atlas Energy, L.P., a publicly-traded (NYSE: AHD) energy company, from 2006 to February 2011; Chief Executive Officer and President of Atlas Pipeline Holdings, GP since February 2011; and Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, a wholly-owned subsidiary of Atlas Energy that is the general partner of Atlas Pipeline Partners, L.P., a publicly-traded (NYSE: APL) natural gas pipeline company, since its formation in 1999.  He is also Chairman of Brandywine Construction & Management, Inc., a privately-held real estate management company.  From 1981 to 1999 he was Chairman of the Executive Committee of JeffBanks, Inc., a bank holding company acquired by Hudson United Bancorporation.  From 1969 to 1989 he was Chairman of the Executive Committee of State National Bank of Maryland (now a part of Wachovia Bank).

Jonathan Z. Cohen, age 40, has been our Chief Executive Officer, President and a director since March 2005.  Mr. Cohen has been President since 2003, Chief Executive Officer since 2004 and a Director since 2002 of Resource America.  He was Executive Vice President of Resource America from 2001 to 2003, and a Senior Vice President from 1999 to 2001.  He has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP since its formation in 1999, Vice Chairman of Atlas Energy from 2000 to February 2011 and Vice Chairman of Atlas Pipeline Holdings GP from 2006 to February 2011, and Chairman of Atlas Pipeline Holdings GP since 2011.  He was the Vice Chairman of RAIT Investment Trust, (now RAIT Financial Trust) a publicly-traded (NYSE: RAS) REIT, from 2003 to 2006, and Secretary, trustee and a member of RAIT’s investment committee from 1997 to 2006.

William B. Hart, age 67, has been a director since March 2005.  Mr. Hart was Chairman of the Board of Trustees of the National Trust for Historic Preservation from 1999 to 2004.  He was also a director of Anthem, Inc. (now Wellpoint, Inc.), a publicly-traded (NYSE: WLP) health insurance company, from 2000 to 2004.  Mr. Hart was Director of SIS Bancorp from 1995 to 2000.  From 1988 to 1999, Mr. Hart served in various positions with Blue Cross/Blue Shield of New Hampshire, ending as Chairman of the Audit Committee and Chairman of the Board of Directors from 1996 to 1999.  He also served as President of the Foundation for the National Capital Region, Washington, DC, from 1993 to 1996 and President of The Dunfey Group, a private investment firm, from 1986 to 1998.  From 1986 to 1994 he was a director of First NH Banks where he was Chairman of the Audit Committee from 1992 to 1994.

(Back to Index)

(Back to Index)
Gary Ickowicz, age 55, has been a director since February 2007.  Mr. Ickowicz has been a Managing Principal of Lazard Freres Real Estate Investors, a manager of funds invested in debt and equity securities of North American real estate assets and enterprises, since 2001.  He was a director of Lazard Freres’s real estate investment banking unit from 1989 through 2001.  Since 2000 he has been a director of Grant Street Settlement, and since 2002 he has been a director of NCC/Neumann, both not-for-profit developers of senior housing.  Since 2001 he has been a director of Commonwealth Atlantic Properties, Inc., a privately-held REIT.  From 2001 to 2006 he was a director of Kimsouth, Inc., a joint venture with Kimco Realty Corporation, a publicly-traded (NYSE: KIM) REIT.

Steven J. Kessler, age 68, has been our chairman since November 2009 and was our Senior Vice President - Finance from September 2005 to November 2009 and, before that, served as our Chief Financial Officer, Chief Accounting Officer and Treasurer from March 2005 to September 2005.  Mr. Kessler has been Executive Vice President of Resource America since 2005 and was Chief Financial Officer from 1997 to December 2009 and Senior Vice President from 1997 to 2005.  He was a Trustee of GMH Communities Trust, a previously publicly traded (NYSE: GCT) specialty housing REIT, from 2004 to 2008 when GCT was sold.  He was Vice President - Finance and Acquisitions at Kravco Company, a then national shopping center developer and operator, from 1994 to 1997.  From 1983 to 1993 he was employed by Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer.  Before that, he was a partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants.

Murray S. Levin, age 68, has been a director since March 2005.  Mr. Levin is a senior litigation partner at Pepper Hamilton LLP, a law firm with which he has been associated since 1970.  Mr. Levin served as the first American president of the Association Internationale des Jeunes Avocats (Young Lawyers International Association), headquartered in Western Europe.  He is a past president of the American Chapter and a member of the board of governors of the Union Internationale des Avocats (International Association of Lawyers), a Paris-based organization that is the world’s oldest international lawyers association.

P. Sherrill Neff, age 59, has been a director since March 2005.  Mr. Neff is a founder of Quaker BioVentures, Inc., a life sciences venture fund, and has been a Partner since 2002.  From 1994 to 2002 he was President and Chief Financial Officer, and from 1994 to 2003, a director of Neose Technologies, Inc., a then-publicly-traded (NASDAQ: NTEC) life sciences company.  Mr. Neff was also a director of The Bancorp, Inc. (NASDAQ: TBBK) from its formation in 1999 until 2002.  Mr. Neff is on the boards of directors of six Quaker BioVentures portfolio companies, including Amicus Therapeutics, Inc. (NASDAQ: FOLD) and five privately held companies.  He is a member of the board of directors of the National Venture Capital Association.

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

Mr. Hart has extensive experience in finance and investment management, both as an officer and director of banks and insurance companies, as well as an officer of a private investment firm.

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

Mr. Neff has significant experience in investments, operations and finance as a principal or officer of a venture fund and a public company and, prior thereto, as an investment banker.

(Back to Index)

(Back to Index)

Non-Director Executive Officers

Jeffrey D. Blomstrom, age 42, has been our Senior Vice President since March 2005.  Mr. Blomstrom has been President and Managing Director of Resource Financial Fund Management, Inc., an asset management subsidiary of Resource America, since 2003.  Mr. Blomstrom serves as the head of collateral origination and as a member of the credit committee for Trapeza Capital, Resource America’s trust preferred security collateral manager.  From 2001 to 2003 Mr. Blomstrom was a Managing Director at Cohen and Company.  From 2000 to 2001 he was Senior Vice President of iATMglobal.net, Inc., an ATM software development company.  Mr. Blomstrom was, from 1999 to 2000, an associate at Covington & Burling, a law firm, where he focused on mergers and acquisitions and corporate governance.

           David E. Bloom, age 46, has been our Senior Vice President-Real Estate Investments since March 2005.  Mr. Bloom has been Senior Vice President of Resource America since 2001.  He has also been President of Resource Real Estate, Inc., a wholly-owned real estate subsidiary of Resource America, since 2004 and was President of Resource Capital Partners, an indirect wholly-owned subsidiary of Resource America, from 2002 to 2006.  From 2001 to 2002 he was President of Resource Properties, a former real estate subsidiary of Resource America.  Before that he was Senior Vice President at Colony Capital, LLC, an international real estate opportunity fund, from 1999 to 2001.  From 1998 to 1999 he was Director at Sonnenblick-Goldman Company, a real estate investment bank.  From 1995 to 1998 he was an attorney at the law firm of Willkie Farr & Gallagher, LLP.

Jeffrey F. Brotman, 47, has been our Executive Vice President since June 2009 and Executive Vice President of Resource America since June 2007.  He was co-founder of Ledgewood, P.C. (a Philadelphia-based law firm) and affiliated with the firm from 1992 until June 2007, serving as managing partner from 1995 until March 2006.  Mr. Brotman is also a non-active certified public accountant and an Adjunct Professor at the University of Pennsylvania Law School.  Mr. Brotman was Chairman of the Board of Directors of TRM Corporation (a then publicly-traded consumer services company) from September 2006 until September 2008 and was its President and Chief Executive Officer from March 2006 through June 2007.

David J. Bryant, age 53, has been our Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer since June 2006.  From 2005 to 2006 Mr. Bryant served as Senior Vice-President, Real Estate Services, at Pennsylvania Real Estate Investment Trust, a publicly-traded (NYSE: PEI) REIT principally engaged in owning, managing, developing and leasing malls and strip centers in the eastern United States.  From 2000 to 2005, Mr. Bryant served as PEI’s Senior Vice President - Finance and Treasurer, and was its principal accounting officer.

Other Significant Employees

The following sets forth certain information regarding other significant employees of the Manager and Resource America who provide services to us:

Christopher D. Allen, age 41, has been our Senior Vice President-Commercial Lending since March 2005.  Mr. Allen has been a Managing Director of Resource Financial Fund Management, a wholly-owned subsidiary of Resource America since 2003.  At Resource Financial Fund Management, Mr. Allen is in charge of identifying, implementing and overseeing new leveraged loan and CDO products.  He is a member of the investment committee of Apidos Capital Management, LLC, a wholly-owned asset management subsidiary of Resource America, where he serves as the Chief Operating Officer.  Before joining Resource Financial Fund Management, from 2002 to 2003 he was a Vice President at Trenwith Securities, the investment banking arm of BDO Seidman, LLP, where he was in charge of corporate finance, mergers and acquisitions and restructuring transactions.  From 1994 to 1997 he was an Associate with Citicorp Venture Capital working on leveraged buyout and recapitalization transactions.

Gretchen L. Bergstresser, age 48, has been our Senior Vice President-Bank Loans since March 2005.  Ms. Bergstresser has been the President and Senior Portfolio Manager of Apidos Capital Management, LLC since 2005.  Before joining Apidos Capital Management LLC, from 2003 to 2005 she was the Managing Director and Portfolio Manager of MJX Asset Management, a multi-billion dollar boutique asset management firm managing leveraged loans across five structured vehicles.  From 1996 to 2003 Ms. Bergstresser was CDO Portfolio Manager and Head Par Loan Trader at Eaton Vance Management, an investment management company.  From 1995 to 1996 she was a Vice President in the Diversified Finance Division of Bank of Boston.  From 1991 to 1995 she was a Vice President at ING (U.S.), Capital Markets, an investment banking firm.

(Back to Index)

(Back to Index)

Crit DeMent, age 58, has been our Senior Vice President-Equipment Leasing since March 2005.  Mr. DeMent has been Chairman and Chief Executive Officer of LEAF Financial Corporation, a majority-owned commercial finance subsidiary of Resource America, since 2001.  Mr. DeMent has been Chairman and Chief Executive Officer of LEAF financial subsidiary, LEAF Commercial Capital Inc., since January 2011.  From 2000 to 2001 he was President of the Small Ticket Group, an equipment leasing division of European American Bank.  Before that, he was President and Chief Operating Officer of Fidelity Leasing, Inc., then the equipment leasing subsidiary of Resource America, and its successor, the Technology Finance Group of CitiCapital Vendor Finance, from 1996 to 2000.  From 1987 to 1996 he was Vice President of Marketing for Tokai Financial Services, an equipment leasing firm.

Thomas C. Elliott, age 37, has been our Senior Vice President-Finance and Operations since September 2006 and, prior to that, was our Chief Financial Officer, Chief Accounting Officer and Treasurer from September 2005 to June 2006.  He was our Senior Vice President - Assets and Liabilities Management from June 2005 until September 2005 and, before that, served as our Vice President - Finance from March 2005.  Mr. Elliott has been Chief Financial Officer of Resource America since December 2009 and Senior Vice President since 2005.  He was Senior Vice President - Finance and Operations of Resource America from 2006 to December 2009; Senior Vice President – Finance from 2005 to 2006 and Vice President - Finance from 2001 to 2005.  From 1997 to 2001 Mr. Elliott was a Vice President at Fidelity Leasing, where he managed all capital market functions, including the negotiation of all securitizations and credit and banking facilities in the U.S. and Canada.  Mr. Elliott also oversaw the financial controls and budgeting departments.

Alan F. Feldman, age 47, has been our Senior Vice President-Real Estate Investments since March 2005.  Mr. Feldman has been Chief Executive Officer of Resource Real Estate since 2004 and Senior Vice President of Resource America since 2002.  Mr. Feldman was President of Resource Properties from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998, Mr. Feldman was Executive Vice President of PREIT-RUBIN, Inc. the management subsidiary of Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization.  Before that, from 1990 to 1992, he was a Director at Strouse, Greenberg & Co., a regional full service real estate company.

Kevin M. Finkel, age 39, has been our Vice President-Real Estate Investments since January 2006.  He has also been employed by Resource Capital Partners since 2002, having been its Vice President and Director of Acquisitions from 2003 to 2006 and President since 2006.  Mr. Finkel has also been an officer of Resource Real Estate since 2004, and is currently its Executive Vice President and Director of Acquisitions.  In 2000, Mr. Finkel was an investment banking Associate at Lehman Brothers.  From 1998 to 1999, Mr. Finkel was an Associate at Barclays Capital, the investment banking division of Barclays Bank PLC.  From 1994 to 1998, Mr. Finkel was an investment banker at Deutsche Bank Securities, the investment banking division of Deutsche Bank AG.

Kyle Geoghegan, age 42, has been our Senior Vice President – Loan Originations since 2007.  Mr. Geoghegan has been a Managing Director of Resource Real Estate Funding, Inc., a real estate subsidiary of Resource America, since July 2006.  Mr. Geoghegan co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles.  Mr. Geoghegan worked at Bear Stearns from January 1998 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles.  Prior to joining Bear Stearns, Mr. Geoghegan spent four years as a real estate loan officer at PNC Bank in Philadelphia, PA, primarily originating construction and bridge loans.

Yvana Melini, age 35, has been our Vice President and Director of Asset Management since 2008.  Ms. Melini has served as Vice President of Debt Asset Management for Resource Real Estate since 2006.  From 2000 to 2006, Ms. Melini served as a Vice President of both the Structured Asset Management and CMBS Credit Administration groups for Capmark Finance, Inc. (formerly GMAC Commercial Mortgage Corporation).  Prior to her employment with Capmark, Ms. Melini served as Senior Underwriter for the Northeast Commercial Real Estate Lending division of Washington Mutual Bank.  Ms. Melini has also privately consulted on various due diligence projects for large institutional investors and B-note buyers within the CMBS marketplace.

Darryl Myrose, age 37, has been our Senior Vice President – Loan Originations since 2007.  Mr. Myrose has been a Managing Director of Resource Real Estate Funding since July 2006.  Mr. Myrose co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles.  Mr. Myrose worked at Bear Stearns from April 1996 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles.  Prior to joining Bear Stearns, Mr. Myrose was employed with Clarion Advisors (formerly Jones Lang Wootton Realty Advisors) where he was an asset management analyst.

(Back to Index)

(Back to Index)

Thomas C. Powers, age 46, has been our Vice President – Loan Originations since 2007.  Mr. Powers has been Senior Vice President of Resource Real Estate Funding since January 2008 and was Vice President from 2006 to 2008.  Mr. Powers is responsible for all real estate asset management including investment origination and transaction management.  Mr. Powers has over 20 years of commercial real estate, workout and risk management experience.  Prior to joining Resource Real Estate Funding, Mr. Powers was a senior member of the real estate credit risk management and workout group at Merrill Lynch.  Prior to his employment with Merrill Lynch, Mr. Powers worked in the project finance group at UBS Investment Bank.

Joan M. Sapinsley, age 58, has been our Senior Vice President – CMBS since 2007.  Ms. Sapinsley joined Resource Financial Fund Management, Inc. in February 2007 as Managing Director and manages our CMBS portfolio. Prior to joining Resource Financial Fund Management, Ms. Sapinsley was a Managing Director at TIAA, where she worked from 1992 through 2006 purchasing CMBS. She was responsible for all single borrower and single asset CMBS, as well as subordinate CMBS and B-notes.  She also directed TIAA’s conduit origination and securitization activities. Before TIAA, Ms. Sapinsley was a Director in the Financial Services Group of Cushman & Wakefield and a real estate consultant at Laventhol & Horwath.

Michael S. Yecies, age 43, has been our Chief Legal Officer and Secretary since March 2005 and our Senior Vice President since July 2007.  Mr. Yecies has been Senior Vice President of Resource America since 2005, Chief Legal Officer and Secretary since 1998 and was Vice President from 1998 to 2005.  From 1994 to 1998 he was an attorney at the law firm of Duane Morris LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports.

Based solely on our review of the reports received by us, we believe that, during fiscal 2010, our officers, directors and greater than ten percent shareholders complied with all applicable filings requirements.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to all directors, officers and employees.  Our code of conduct is available on our website: www.resourcecapitalcorp.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver of, a provision of this code of conduct by posting such information on our website, unless otherwise required by applicable law or regulation.

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

(Back to Index)

(Back to Index)

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We are required to provide information regarding the compensation program in place for our Chief Executive Officer, Chief Financial Officer and the three other most highly-compensated executive officers. In the following discussion, we refer to our Chief Executive Officer, Chief Financial Officer and the other most highly-compensated executive officers whose compensation for fiscal 2010 exceeded $100,000 as our “Named Executive Officers” or “NEOs.”

Objectives of Our Compensation Program

We have no employees.  We are managed by our Manager pursuant to a management agreement, between our Manager and us.  All of our NEOs are employees of our Manager or one of its affiliates.  We have not paid, and do not intend to pay, any cash compensation to our NEOs although we reimburse the Manager for the wages, salary and benefits established and paid by the Manager to our Chairman and Chief Financial Officer.  However, our Compensation Committee may, from time to time, grant equity awards in the form of restricted stock, stock options or performance awards to our NEOs pursuant to our 2005 Stock Incentive Plan and/or the 2007 Omnibus Equity Compensation Plan.  These awards are designed to align the interests of our NEOs with those of our stockholders, by allowing our NEOs to share in the creation of value for our stockholders through stock appreciation and dividends.  These equity awards are generally subject to time-based vesting requirements designed to promote the retention of management and to achieve strong performance for our company. These awards further provide us flexibility in our ability to enable our Manager to attract, motivate and retain talented individuals at our Manager.

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

Our compensation committee operates under a written charter adopted by our Board of Directors, a copy of which is available on our website at www.resourcecapitalcorp.com.  Our compensation committee determines compensation amounts after the end of Resource America’s fiscal year and makes equity awards after our fiscal year end.  Awards made after our fiscal year end are reflected in our Summary Compensation Table but not our Grants of Plan-Based Awards table until our following fiscal year.  Our compensation committee has the discretion to issue equity awards at other times during our fiscal year.

(Back to Index)

(Back to Index)

Elements of Our Compensation Program

As described above, our NEOs do not receive cash compensation from us, although beginning in October 2009, we agreed to reimburse Resource America for the wages, salary and benefits of our Chief Financial Officer.  In addition, we began reimbursing Resource America for our Chairman for wages, salary and benefits in February 2010.  However, our compensation committee may, from time to time, grant equity awards in the form of restricted stock, stock options or performance awards to our NEOs pursuant to our 2005 Stock Incentive Plan and/or the 2007 Omnibus Equity Compensation Plan as follows

Stock Options.  Stock options provide value to the executive only if our stock price increases after the grants are made.  Stock options typically vest 33.3% per year.

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

Supplemental Incentive Arrangement with David Bloom.  In December 2007, Resource America entered into an agreement with David Bloom, our Senior Vice President – Real Estate Investments, which provides for awards to him of our restricted stock and Resource America restricted stock.  With respect to our restricted stock, Mr. Bloom was awarded 120,000 shares, 60,000 of which were subject to vesting over time and 60,000 of which were to vest based on the achievement of predetermined, objective performance goals over a multi-year performance period.  We pay dividends on unvested awards.  With respect to the shares that vest over time, 15% vested on June 30, 2008, 15% vested on June 30, 2009 and 70% vested on March 9, 2011.  Performance-based shares were to be earned on achievement of performance goals over the performance period beginning July 1, 2007 and ending June 30, 2010, with one-third of the shares potentially being earned at the end of each 12-month measurement period.  As of December 31, 2010, one-third of such shares had been earned and two-thirds of such shares had been forfeited.

How We Determined 2010 Compensation

In 2011 our Compensation Committee decided to issue more substantial stock awards to our NEOs than in past years as part of a long-term compensation plan to retain, motivate and incentivize employees who are critical to our continued success over the coming years.  To enhance the retentive nature of such stock awards, all such stock awards cliff vest in full three years after the dates of grant.  Our Compensation Committee considered these stock awards in addition to considering the total compensation that Resource America proposed for our NEOs.

In light of the long-term compensation plan discussed above, and our improved performance, our Compensation Committee decided to significantly increase the value of the bonus awards to our NEOs.  The Committee recognized our NEOs’ prudent management efforts in a challenging environment, and believed that significant restricted stock awards were appropriate to recognize those efforts and retain their services.

Upon our CEO’s recommendation, other than for himself, our Compensation Committee made the following awards for fiscal 2010:

●	Mr. J. Cohen was awarded 138,504 shares of restricted stock for fiscal 2010, as compared to 57,803 shares of restricted stock for fiscal 2009.

●	Mr. Blomstrom was awarded 82,987 shares of restricted stock for fiscal 2010, as compared to 14,450 shares of restricted stock for fiscal 2009.

●
Mr. Bloom was awarded 27,662 shares of restricted stock for fiscal 2010, as compared to 19,267 shares of restricted stock for fiscal 2009.  See “- Elements of Our Compensation Program-Supplemental Incentive Arrangements with David Bloom.”

●	Mr. Brotman was awarded 83,102 shares of restricted stock for fiscal 2010, as compared to 19,267 shares of restricted stock for fiscal 2009.

●
Mr. Bryant was awarded 27,662 shares of restricted stock for fiscal 2010, as compared to 19,267 shares of restricted stock for fiscal 2009.  Mr. Bryant was also awarded 3,654 shares of restricted Resource America stock for fiscal 2010, as compared to 5,980 shares of restricted Resource America stock for fiscal 2009.

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

Walter T. Beach, Chairman
Murray S. Levin
P. Sherrill Neff

The following table sets forth certain information concerning the compensation earned for fiscal 2010, 2009 and 2008 for our NEOs:

SUMMARY COMPENSATION
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compen-sation ($)(3)	Total ($)
Jonathan Z. Cohen	2010	−		−		999,999	−	−	999,999
Chief Executive Officer,	2009	−		−		299,998	−	−	299,998
President and Director	2008	−		−		−	−	−	−

David J. Bryant	2010	240,000	(1)	200,000	(1)	199,996	−	24,993	664,990
Senior Vice President,	2009	240,000	(1)	140,000	(1)	99,996	−	24,996	504,992
Chief Financial Officer, Chief Accounting Officer and Treasurer	2008	240,000	(1)	120,000	(1)	49,999	−	15,425	425,424

Jeffrey D. Blomstrom	2010	−		−		599,996	−	−	599,996
Senior Vice President	2009	−		−		74,996	−	−	74,996
	2008	−		−		−	−	−	−

David E. Bloom	2010	−		−		199,996	−	10,000	209,996
Senior Vice President−,	2009	−		−		99,996	−	35,000	134,996
Real Estate Investments	2008	−		−		151,777	−	80,400	232,177

Jeffrey F. Brotman	2010	−		−		599,996	−	−	599,996
Executive Vice President	2009	−		−		99,996	−	−	99,996
	2008	−		−		−	−	−	−

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

(3)
2010 amount represents award of Resource America restricted stock earned during 2010, valued at closing price of Resource America common stock on the date of the grant in February 2010.  2008 amount represents award of options to purchase Resource America restricted common stock.  The grant date fair value is $3.09 per option, using the Black-Scholes option pricing model to estimate the fair value of each option granted with assumptions for (a) expected dividend yield of 3.4%, (b) risk-free interest rate of 3.8%, (c) expected volatility of 49.5%, and (d) an expected life of 6.3 years.

(Back to Index)

(Back to Index)
GRANTS OF PLAN-BASED AWARDS TABLE

During 2010, we made restricted stock awards to our NEOs.  The following table sets forth information with respect to each of these awards on a grant-by-grant basis.

Name	Grant date	All other stock awards: number of shares of stock (#)	All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)(1)
Jonathan Cohen
Our restricted stock	01/22/10	57,803			299,998

David J. Bryant
Our restricted stock	01/22/10	19,267			99,996
Resource America restricted stock	02/10/10	5,980			24,996

David E. Bloom
Our restricted stock	01/22/10	19,267			99,996

(1)
Based on the closing price of our stock on the respective grant date with the exception of Mr. Bryant’s Resource America stock grant which was valued based on the closing price of Resource America’s stock on the respective grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

Jonathan Z. Cohen	100,000	−		−	15.00	03/07/15	57,803		426,586		−	−

David J. Bryant	10,000	−		−	15.00	03/07/15	23,763		175,371		−	−
	−	5,000	(2)		8.14	05/21/18	6,100	(3)	41,846	(3)	−	−

David E. Bloom	100,000	−		−	15.00	03/07/15	67,561		498,600		−	−

(1)	Based on the closing price of our common stock $7.38 on December 31, 2010.
(2)	Represents options to purchase shares of Resource America common stock that vest ¼ on each anniversary date through May 21, 2012.
(3)	Represents shares of Resource America common stock. Based upon a price of $6.86, the price of Resource America’s common stock on December 31, 2010.

2010 OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Jonathan Z. Cohen	7,265	36,688

David J. Bryant (our stock)	28,211	170,934
(Resource America stock)	460	2,197

David E. Bloom	36,766	220,140

(1)	Represents the per share market value of our common stock on vesting date multiplied by the number of shares vesting.

(Back to Index)

(Back to Index)
Director Compensation

The following table sets forth director compensation for each of our independent directors and the Chairman of our Board of Directors for 2010.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
Walter T. Beach	52,500	22,498	74,998
William B. Hart	52,500	22,498	74,998
Murray S. Levin	52,500	22,498	74,998
P Sherrill Neff	52,500	22,498	74,998
Gary Ickowicz	52,500	22,497	74,997
Edward E. Cohen	−	−	−
Steven J. Kessler (3)	−	99,996	99,996

(1)	Table excludes Mr. J. Cohen, an NEO, whose compensation is set forth in the Summary Compensation Table.

(2)
On March 8, 2010, Messrs. Beach, Hart, Levin and Neff, were each granted 3,214 shares based upon a price of $7.00, the closing price on that day.  On February 1, 2010, Mr. Ickowicz, was granted 4,083 shares based upon a price of $5.51, the closing price on that day.

(3)
We do not compensate our non-independent directors for their service on our Board.  However, in fiscal 2010, we reimbursed RAI $323,000 for Mr. Kessler’s compensation and related business expenses, since Resource America employs Mr. Kessler but he devotes substantially all of his business time to his service as our Chairman.  In addition, Mr. Kessler received a stock award from the Company valued at approximately $100,000 in January 2010.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board during 2010 consisted of Messrs. Beach, Levin and Neff.  None of such persons was an officer or employee, or former officer or employee, of our company or any of its subsidiaries during 2010.  None of our executive officers was a director or executive officer of any entity of which any member of the compensation committee was a director or executive officer during 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

           The following table sets forth the number and percentage of shares of common stock owned, as of March 8, 2011, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of our present directors, (c) each of our executive officers and (d) all of our named executive officers and directors as a group.  This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.  Shares of common stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person.

	Shares beneficially owned	Percentage(1)
Executive officers and directors: (2)
Walter T. Beach (4) (5)	1,049,032	1.80%
Edward E. Cohen (3)	574,120	*
Jonathan Z. Cohen (3)	933,163	1.60%
William B. Hart (5)	34,416	*
Gary Ickowicz (5)	16,996	*
Steven J. Kessler (3)	98,919	*
Murray S. Levin (5)	28,416	*
P. Sherrill Neff (5)	34,416	*

Jeffrey D. Blomstrom (3)	119,263	*
David E. Bloom (3)	248,024	*
Jeffrey F. Brotman (3)	102,369	*
David J. Bryant (3)	104,460	*
All executive officers and directors as a group (12 persons)	3,343,594	5.72%

*      Less than 1%.

(Back to Index)

(Back to Index)

(1)	Includes 255,000 shares of common stock issuable upon exercise of stock options.

(2)	The address for all of our executive officers and directors is c/o Resource Capital Corp., 712 Fifth Avenue, 12th Floor, New York, New York 10019.

(3)
Includes restricted stock awards granted to certain officers and directors as follows:  (i) on December 26, 2007: 60,000 shares to Mr. Bloom; 15% of these shares vested on each of June 30, 2008 and June 30, 2009 and 70% vested on March 9, 2011; (ii) on January 14, 2008: Mr. Blomstrom – 10,787 shares; Mr. Bloom – 18,878 shares; Mr. Bryant – 13,484 shares; Mr. E. Cohen – 10,787 shares; and Mr. Kessler – 5,393 shares; all these shares vest 33.33% per year; (iii) on January 22, 2010: Mr. Blomstrom – 14,450 shares, Mr. Bloom – 19,267 shares; Mr. Brotman – 19,267 shares; Mr. Bryant – 19,267 shares; Mr. J. Cohen – 57,803 shares; and Mr. Kessler – 19,267 shares; all these shares vest 33.33% per year; (iv) on January 26, 2011; Mr. Brotman – 83,102 shares; Mr. J. Cohen – 138,504 shares, and Mr. Kessler – 13,850 shares; and (v) on February 8, 2011; Mr. Blomstrom – 82,987 shares; Mr. Bloom – 27,662 shares; and Mr. Bryant – 27,662 shares; all these shares vest 100% in three years..  Each such person has the right to receive distributions on and vote, but not to transfer, such shares.

(4)
Includes (i) 1,013,478 shares purchased by Beach Asset Management, LLC, Beach Investment Counsel, Inc. and/or Beach Investment Management, LLC, investment management firms for which Mr. Beach is a principal and possesses investment and/or voting power over the shares.  The address for these investment management firms is Five Tower Bridge, 300 Barr Harbor Drive, Suite 220, West Conshohocken, Pennsylvania 19428.

(5)
Includes (i) 3,020 shares of restricted stock issued to each of Messrs Beach, Hart, Levin and Neff on March 8, 2011 which vest on March 8, 2012; and (ii) 3,120 shares of restricted stock issued to Mr. Ickowicz on February 1, 2011, which vest on February 1, 2012.  Each non-employee director has the right to receive distributions on and vote, but not to transfer, such shares.

Equity Compensation Plan Information

The following table summarizes certain information about our 2005 Stock Incentive Plan and 2007 Omnibus Equity Compensation Plan as of December 31, 2010

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
Options	602,666	$ 14.99
Total	1,137,623		1,237,789 (1) (2)

(1)
Upon the July 2006 hiring of certain significant employees of the Manager, we agreed to pay up to 100,000 shares of restricted stock and 100,000 options to purchase restricted stock upon the achievement of certain performance thresholds, the first of which was met in June 2007 and, as a result, 60,000 shares of restricted stock and 60,000 options to purchase restricted stock were issued at that time.  As of December 31, 2010, 40,000 shares of restricted stock and 40,000 options to purchase restricted stock are unissued.  These shares and options to purchase restricted stock, which have been reserved for future issuance under the plans, have been deducted from the number of securities remaining available for future issuance.  See Item 8, “Financial Statements and Supplementary Data” at Note 12 for a more detailed discussion.

(2)
We agreed to award certain personnel up to 132,683 shares of restricted stock upon the achievement of certain performance thresholds.  During the year ended December 31, 2010, 95,183 of those shares were forfeited.  The remaining 37,500 shares, which have been reserved for future issuance under the plans, have been deducted from the number of securities remaining available for future issuance.

(Back to Index)

(Back to Index)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

Relationships and Related Transactions

We have entered into a management agreement under which the Manager receives substantial fees.  We describe these fees in Item 1 − “Business − Management Agreement.”  For the year ended December 31, 2010, Resource Capital Manager, or the Manager, earned base management fees of approximately $5.4 million and incentive compensation fees of $4.4 million (including $1.1 million paid in the form of 182,660 shares of common stock).  We also reimburse the Manager for financial services expense, rent and other expenses incurred in the performance of its duties under the management agreement.  Pursuant to an amendment to the management agreement on October 16, 2009, the Manager must provide us with a Chief Financial Officer and three accounting professionals, each of whom will be exclusively dedicated to our operations.  The Manager will also provide us with a director of investor relations who will be 50% dedicated to our operations.  The amendment provides that we will bear 100% of the expense of the wages, salaries and benefits of the Chairman, Chief Financial Officer and three accounting professionals and 50% of the salary and benefits of the director of investor relations.  For the years ended December 31, 2010 and 2009, we paid aggregate reimbursements to the Manager of $1.8 million and $664,000, respectively.  In addition, we are required to reimburse the Manager and Resource America for expenses for employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  No such expense reimbursements were made in the year ended December 31, 2010.  As of December 31, 2010, we had executed seven CDO transactions, which were structured for us by the Manager.  The Manager was not separately compensated by us for executing these transactions and is not separately compensated by us for managing the CDO entities and their assets.

Resource America, entities affiliated with it and our executive officers and directors collectively beneficially own 5,788,415 shares of common stock, representing approximately 10% of our common stock on a fully-diluted basis.  Our executive officers are also officers of our Manager and/or of Resource America or its subsidiaries.

LEAF Financial Corp. a majority-owned subsidiary of Resource America, originates and manages our equipment lease and note investments.  We purchase these investments from LEAF Financial at a price equal to their book value plus a reimbursable origination cost not to exceed 1% to compensate LEAF Financial for its origination costs.  In addition, we pay LEAF Financial an annual servicing fee, equal to 1% of the book value of managed assets, for servicing our equipment lease investments.  During the year ended December 31, 2010, we paid LEAF Financial Corp. $87,000 in annual servicing fees.

On May 27, 2010, we closed a $120.0 million securitization adding to our existing lease receivables.  The securitization, LEAF Funding 3, issued equipment-backed securitized notes at a weighted average discounted price of 93.6%.  At closing, $14.4 million of proceeds were placed into a restricted account.  As of September 30, 2010, all proceeds related to the commitment have been funded.  We had $21.0 million of equity invested in LEAF Funding 3 as of December 31, 2010.

On November 24, 2010, we entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America, which encompassed the following: (a) RCM may invest up to $5.0 million and the investable amount may be adjusted by portfolio gains/losses, collections and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed the preferred return, the fee basis is 20% of the amount of the net profits exceed the preferred returns.  During the year ended December 31, 2010, RCM earned $1.5 million in management fees associated with realized profits and $1.9 million in management fees associated with unrealized profits.  RCM commenced trading in June 2010 in these privately issued securities through our TRS upon the conceptual approval of the investment by our Board.  We have since reinvested gains from this activity and hold $17.7 million of these trading securities, at fair market value as of December 31, 2010.  In addition, we have established an escrow account with RCM that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account established by Resource TRS.  This account provides an additional incentive to RCM to generate net profits during any year and provides us a return on any possible net losses, if any were to occur during any subsequent calendar year.  During the year ended December 31, 2010, RCM earned $438,000 as their share of the net profits as defined in the agreement.

On March 5, 2010, we entered into agreements with LEASE Equity Appreciation Fund II LP (“LEAF II”), that provide an $8.0 million credit facility to LEAF II, of which all $8.0 million was funded on March 31, 2010, for a one year term at 12% payable quarterly, with a 1% loan origination fee which is secured by all assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding, LLC.  The note originally matured on March 3, 2011 but has been extended until June 3, 2011 with a 1% extension fee on the current outstanding loan balance.  The loan amount outstanding at December 31, 2010 was $7.9 million.

(Back to Index)

(Back to Index)

On January 15, 2010, we loaned $2.0 million to Resource Capital Partners, Inc. so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P.  The loan is secured by Resource Capital Partner’s partnership interest in the Resource Real Estate Opportunity Fund, L.P.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represents a return of Resource Capital Partners, Inc.’s capital.  The loan matures on January 14, 2015, with Resource Capital Partners, Inc. having options to extend the loan for two additional 12-month periods each.

Until 1996, director Edward E. Cohen, a director who was our Chairman from our inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of our executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  For the year ended December 31, 2010, we paid Ledgewood $311,000 for legal services.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm and its redemption of his interest in the firm.  For the year ended December 31, 2010, those payments were $50,000.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the year ended December 31, 2010, those payments were $5,000.

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

With respect to equipment leases and notes, if an investment is appropriate for more than one investment program, including us, the Manager and Resource America will allocate the investment based on the following factors:

●	which investment program has been seeking investments for the longest period of time;

●	whether the investment program has the cash required for the investment;

●	whether the amount of debt to be incurred with respect to the investment is acceptable for the investment program;

●	the effect the investment will have on the investment program’s cash flow;

●	whether the investment would further diversify, or unduly concentrate, the investment program’s investments in a particular lessee, class or type of equipment, location or industry; and

●	whether the term of the investment is within the term of the investment program.

The Manager and Resource America may make exceptions to these general policies when other circumstances make application of the policies inequitable or uneconomic.

The Manager has also instituted policies designed to mitigate potential conflicts of interest between it and us, including:

●
We will not be permitted to invest in any investment fund or CDO structured, co-structured or managed by the Manager or Resource America other than those structured, co-structured or managed on our behalf.  The Manager and Resource America will not receive duplicate management fees from any such investment fund or CDO to the extent we invest in it.

(Back to Index)

(Back to Index)

●
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

Director Independence

Our common stock is listed on the NYSE and, as a result, we are subject to its listing standards.  The board of directors has determined that Messrs. Beach, Hart, Ickowicz, Levin and Neff each satisfy the requirement for independence set out in Section 303A.02 of the rules of the NYSE and that each of these directors has no material relationship with us (other than being a director and/or a stockholder).  There are no directors who are not independent who serve on the compensation, nominating, or audit committees of our board of directors.  There are no directors who are not independent within applicable NYSE rules who serve on the compensation, nominating or audit committees of our board of directors.  In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the NYSE rule referenced above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2010 and 2009 (including a review of internal controls for 2010 and 2009 as required under Section 404 of the Sarbanes-Oxley Act of 2002) and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during each of the years then ended were $499,000 and $617,000, respectively.

The aggregate fees billed by Grant Thornton LLP for audit services in connection with the filing of our registration statements with the Securities and Exchange Commission were approximately $79,000 and $117,000 for the years ended December 31, 2010 and 2009, respectively.

Audit-Related Fees

The aggregate fees billed by Grant Thornton LLP for audit-related services, including consulting on accounting issues were $0 and $0 for the years ended December 31, 2010 and 2009, respectively.

Tax Fees

There were $28,000 and $0 fees paid to Grant Thornton LLP for professional services related to tax compliance, tax advice or tax planning for the years ended December 31, 2010 and 2009.

All Other Fees

We did not incur fees in 2010 and 2009 for other services not included above.
(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Annual Report on Form 10-K:

1.           Financial Statements
  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets at December 31, 2010 and 2009
  Consolidated Statements of Operation for the years ended December 31, 2010, 2009 and 2008
  Consolidated Statements of Changes in Stockholders’ Equity for years ended
December 31, 2010, 2009 and 2008
  Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
  Notes to Consolidated Financial Statements

2.           Financial Statement Schedules

  Schedule II –Valuation and Qualifying Accounts
  Schedule IV − Mortgage Loans on Real Estate

(Back to Index)

(Back to Index)
3.           Exhibits
Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (1)
4.1	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
4.3(b)
Amendment to Amended and Restated Trust Agreement and Preferred Securities Certificate among Resource Capital Corp., Wells Fargo Bank, N.A. and the Administrative Trustees named therein, dated October 26, 2009 and effective September 30, 2009. (6)

4.4	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
4.5(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated September 29, 2006. (3)
4.5(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.6(a)
Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated September 29, 2006. (3)

4.6(b)
Amendment to Amended and Restated Trust Agreement and Preferred Securities Certificate among Resource Capital Corp., Wells Fargo Bank, N.A. and the Administrative Trustees named therein, dated October 26, 2009 and effective September 30, 2009. (6)

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
10.1(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (4)
10.1(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (5)
10.1(c)	Second Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of August 17, 2010. (8)
10.2	Transfer and Contribution Agreement by and among LEAF Financial Corporate, Resource TRS, Inc., Resource Capital Corp. and LEAF Commercial Capital, Inc. dated January 4, 2011 (9)
10.3(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February 1, 2011.
10.3(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February, 1, 2011.
10.4	2005 Stock Incentive Plan. (1)
10.5	2007 Omnibus Equity Compensation Plan. (7)
21.1	List of Subsidiaries of Resource Capital Corp.
23.1	Consent of Grant Thornton LLP
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2010.

(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2011.

(Back to Index)

(Back to Index)
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE CAPITAL CORP. (Registrant)

March 14, 2011	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven J. Kessler	Chairman of the Board	March 14, 2011
STEVEN J. KESSLER

/s/ Jonathan Z. Cohen	Director, President and Chief Executive Officer	March 14, 2011
JONATHAN Z. COHEN

/s/ Walter T. Beach	Director	March 14, 2011
WALTER T. BEACH

/s/ Edward E. Cohen	Director	March 14, 2011
EDWARD E. COHEN

/s/ William B. Hart	Director	March 14, 2011
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 14, 2011
GARY ICKOWICZ

/s/ Murray S. Levin	Director	March 14, 2011
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 14, 2011
P. SHERRILL NEFF

/s/ David J. Bryant	Senior Vice President	March 14, 2011
DAVID J. BRYANT	Chief Financial Officer,
Chief Accounting Officer and Treasurer

(Back to Index)

(Back to Index)

SCHEDULE II
Resource Capital Corp.
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at beginning of period	Charge to expense	Write-offs	Recoveries	Balance at end of period
Allowance for loan and lease loss:
Year Ended December 31, 2010	$48,262	$43,321	$(57,330)	$50	$34,303

Year Ended December 31, 2009	$44,317	$61,383	$(57,450)	$12	$48,262

Year Ended December 31, 2008	$5,918	$46,160	$(7,761)	$-	$44,317

(Back to Index)

(Back to Index)

SCHEDULE IV
Resource Capital Corp.
Mortgage Loans on Real Estate
As of December 31, 2010
(Dollars in thousands)

							Net
		Interest	Final	Periodic		Face	Carrying
	Description/	Payment	Maturity	Payment	Prior	Amount of	Amount of
Type of Loan/ Borrower	Location	Rates	Date	Terms (1)	Liens (2)	Loans (3)	Loans
Whole Loans:
Borrower A	Hotel/ Palm Springs, CA	LIBOR + 4.40%	01/05/2018	I/O	−	$20,800	$20,475
Borrower B	Multi-Family/ Renton, WA	LIBOR + 3.50%	01/10/2012	I/O	−	30,850	30,303
Borrower C	Hotel/ Tucson, AZ	LIBOR + 3.50%	12/01/2016	I/O	−	30,500	30,023
Borrower D-1	Hotel/ Los Angeles, CA	LIBOR + 3.00%	06/05/2011	I/O (4)	−	28,000	20,700
Borrower D-2	Hotel/ Los Angeles, CA	LIBOR + 3.00%	06/05/2011	I/O (4)	−	7,550	−
Borrower E	Multi-Family/ Northglenn, CO	LIBOR + 3.00%	03/05/2012	I/O	−	28,000	27,562
Borrower F-1	Retail/ Hayward, CA	LIBOR + 2.50%	01/05/2012	I/O (5)	−	23,000	22,640
Borrower F-2	Retail/ Hayward, CA	LIBOR + 2.50%	01/05/2012	I/O (5)	−	1,295	1,272
Borrower G-1	Multi-Family/ San Francisco, CA	LIBOR + 3.65%	02/08/2017	I/O (6)	−	15,593	15,349
Borrower G-2	Multi-Family/ San Francisco, CA	LIBOR + 3.65%	02/08/2017	I/O (6)	−	5,857	5,754
Borrower H	Hotel/ Studio City, CA	LIBOR + 3.20%	02/05/2010	I/O	−	25,050	24,648
Borrower I	Land/ Studio City, CA	LIBOR + 2.95%	02/05/2010	I/O	−	26,150	25,729
Borrower J	Multi-Family/ Memphis, TN	LIBOR + 2.75%	05/09/2011	I/O	−	22,400	22,050
Borrower K	Hotel Miami, FL	LIBOR + 3.75%	09/09/2011	I/O	−	21,000	20,672
All other Whole Loans individually less than 3%						155,661	152,030
Total Whole Loans						441,706	419,207

Mezzanine Loans:
Borrower J	Hotel/ Various	LIBOR + 2.85%	05/9/2010	I/O	−	38,072	37,477
All other Mezzanine Loans individually less than 3%						84,085	76,215
Total Mezzanine Loans						122,157	113,692

B Notes:
All other B Notes individually less than 3%						57,613	56,553
Total B Notes						57,613	56,553

Total Loans						$621,476	$589,452

(1)	IO means interest only.

(2)	Represents only Third Party Liens

(3)	Does not include unfunded commitments.

(4)	Borrower D is a whole loan and the participations above represent the Senior (D-1) and Mezzanine (D-2) portions.

(5)	Borrower F is a whole loan and the participations above represent the Senior (F-1) and Mezzanine (F-2) portions.

(6)	Borrower G is a whole loan and the participations above represent the Senior (G-1) and Mezzanine (G-2) portions.

(7)	All loans are current with respect to principal and interest payments due.

(8)
The net carrying amount of loans includes an allowance for loan loss of $31.6 million at December 31, 2010 allocated as follows:  Whole Loans ($22.2 million); Mezzanine Loans ($8.5 million) and B Notes ($899,000).