Form 10-K/A
period 2010-12-31
Resource Capital Corp.
filed 2011-03-24
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
[None]

ANNUAL REPORT ON FORM 10-K/A
For the Year Ended December 31, 2010
EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed on March 14, 2011 (the “Original 10-K”), of Resource Capital Corp. (the "Company").  The Company is filing this Amendment to refile Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, to appropriately reflect certain dates that were omitted from that exhibit in the Original 10-K.

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.  Except as described above, this Amendment does not revise, update or in any way affect any information or disclosure contained in the Original Filing.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (1)
4.1	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
10.1(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (4)
10.1(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (5)
10.1(c)	Second Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of August 17, 2010. (8)
10.2	Transfer and Contribution Agreement by and among LEAF Financial Corporate, Resource TRS, Inc., Resource Capital Corp. and LEAF Commercial Capital, Inc. dated January 4, 2011. (9)
10.3(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
10.3(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
10.4	2005 Stock Incentive Plan. (1)
10.5	2007 Omnibus Equity Compensation Plan. (7)
21.1	List of Subsidiaries of Resource Capital Corp. (10)

23.1	Consent of Grant Thornton LLP.
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2010.

(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2011.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: March 24, 2011	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer