Form 10-Q
period 2011-03-31
Resource Capital Corp.
filed 2011-05-10
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of outstanding shares of the registrant’s common stock on May 5, 2011 was 71,220,614 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

PART I.                      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$61,499	$29,488
Restricted cash	159,639	168,192
Investment securities, trading	31,270	17,723
Investment securities available-for-sale, pledged as collateral, at fair value	84,733	57,998
Investment securities available-for-sale, at fair value	37,569	5,962
Investment securities held-to-maturity, pledged as collateral	29,206	29,036
Property available-for-sale	4,444	4,444
Loans, pledged as collateral and net of allowances of $27.7 million and $34.2 million	1,435,945	1,443,271
Loans held for sale	42,844	28,593
Lease receivables, pledged as collateral, net of allowances of $0 and $70,000 and net of unearned income	−	109,612
Loans receivable–related party	9,689	9,927
Investments in unconsolidated entities	6,789	6,791
Dividend reinvestment plan proceeds receivable	−	10,000
Interest receivable	5,555	6,330
Deferred tax asset	4,401	4,401
Intangible assets	20,960	−
Other assets	3,093	2,432
Total assets	$1,937,636	$1,934,200
LIABILITIES
Borrowings	$1,463,701	$1,543,251
Distribution payable	17,590	14,555
Accrued interest expense	1,506	1,618
Derivatives, at fair value	12,009	13,292
Deferred tax liability	9,798	9,798
Accounts payable and other liabilities	5,829	3,360
Total liabilities	1,510,433	1,585,874
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 70,320,966 and 58,183,425 shares issues and outstanding (including 1,158,875 and 534,957 unvested restricted shares)	70	58
Additional paid-in capital	605,474	528,373
Accumulated other comprehensive loss	(27,706)	(33,918)
Distributions in excess of earnings	(150,635)	(146,187)
Total stockholders’ equity	427,203	348,326
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,937,636	$1,934,200

The accompanying notes are an integral part of these statements

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
REVENUES
Net interest income:
Loans	$20,148	$18,385
Securities	2,604	2,874
Leases	−	235
Interest income − other	2,477	215
Total interest income	25,229	21,709
Interest expense	6,933	7,937
Net interest income	18,296	13,772
Dividend income	661	−
Fee income	1,646	−
Total revenues	20,603	13,772
OPERATING EXPENSES
Management fees − related party	2,338	1,152
Equity compensation − related party	460	722
Professional services	919	819
Insurance	177	212
General and administrative	945	647
Amortization of intangible assets	253	−
Income tax expense	1,809	105
Total expenses	6,901	3,657
NET OPERATING INCOME	13,702	10,115

OTHER INCOME (EXPENSE)
Impairment losses on investment securities	(665)	(2,665)
Recognized in other comprehensive loss	(665)	(2,665)
Net impairment losses recognized in earnings	−	−
Net realized gain on investment securities available-for-sale and loans	35	146
Net realized gain on investment securities, trading	2,263	−
Net unrealized loss on investment securities, trading	(336)	−
Provision for loan and lease losses	(2,606)	(15,371)
Gain on the extinguishment of debt	−	6,628
Other income (expense)	84	(112)
Total other expenses	(560)	(8,709)

NET INCOME	$13,142	$1,406
NET INCOME PER SHARE – BASIC	$0.22	$0.04
NET INCOME PER SHARE – DILUTED	$0.22	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − BASIC	60,147,820	37,987,192
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − DILUTED	60,397,630	38,150,605
DIVIDENDS DECLARED PER SHARE	$0.25	$0.25

The accompanying notes are an integral part of these statements

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2011
(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Treasury Shares		Total Stockholders’ Equity	Comprehensive Income
Balance, January 1, 2011	58,183,425	$58	$528,373	$(33,918)	$	−	$(146,187)	$	−	$348,326
Proceeds from common stock offering	6,900,000	7	47,603	−		−	−		−	47,610
Proceeds from dividend reinvestment and stock purchase plan	4,306,694	4	30,156	−		−	−		−	30,160
Offering costs	−	−	(1,151)	−		−	−		−	(1,151)
Stock based compensation	930,847	1	33	−		−	−		−	34
Amortization of stock based compensation	−	−	460	−		−	−		−	460
Net income	−	−	−	−		13,142	−		−	13,142	$13,142
Securities available- for-sale, fair value adjustment, net	−	−	−	4,874		−	−		−	4,874	4,874
Designated derivatives, fair value adjustment	−	−	−	1,338		−	−		−	1,338	1,338
Distributions on common stock	−	−	−	−		(13,142)	(4,448)		−	(17,590)
Comprehensive income	−	−	−	−		−	−		−	−	$19,354
Balance, March 31, 2011	70,320,966	$70	$605,474	$(27,706)	$	−	$(150,635)	$	−	$427,203

The accompanying notes are an integral part of this statement

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,142	$1,406
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,606	15,371
Depreciation and amortization of term facilities	121	181
Accretion of net discounts on loans held for investment	(5,050)	(2,896)
Accretion of net discounts on securities available-for-sale	(1,016)	(1,052)
Accretion of net discounts on securities held-to-maturity	(118)	(96)
Amortization of discount on notes of CDOs	13	13
Amortization of debt issuance costs on notes of CDOs	760	1,067
Amortization of stock-based compensation	460	724
Amortization of terminated derivative instruments	55	133
Amortization of intangible assets	253	−
Purchase of investment securities, trading	(17,951)	−
Principal payments on investment securities, trading	41	−
Proceeds from sales of investment securities, trading	6,164	−
Net unrealized loss on investment securities, trading	336	−
Net realized gain on investments securities, trading	(2,263)	−
Unrealized losses on non-designated derivative instruments	−	36
Net realized gains on investments	(35)	(146)
Gain on the extinguishment of debt	−	(6,628)
Changes in operating assets and liabilities	17,815	(1,556)
Net cash provided by operating activities	15,333	6,557
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	(4,053)	(5,002)
Purchase of securities available-for-sale	(33,010)	(4,923)
Principal payments on securities available-for-sale	1,515	−
Proceeds from sale of securities available-for-sale	−	−
Investment in unconsolidated entity	2	(435)
Purchase of loans	(180,877)	(69,825)
Principal payments received on loans	143,917	55,592
Proceeds from sale of loans	33,648	17,988
Purchase of lease receivables	−	(10,333)
Payments received on lease receivables	−	397
Proceeds from sale of lease receivables	−	465
Purchase of intangible asset	(21,213)	−
Investment in loans – related parties	−	(10,000)
Payments received on loans – related parties	238	−
Net cash used in investing activities	(59,833)	(26,076)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011		2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (net of offering costs of $1,151 and $64)		46,459		(64)
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $0)		30,160		18,035
Proceeds from borrowings:
Repurchase agreements		15,109		−
Payments on borrowings:
Retirement of debt		−		(13,623)
Payment of debt issuance costs		(662)		−
Distributions paid on common stock		(14,555)		(9,170)
Net cash provided by (used in) financing activities		76,511		(4,822)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		32,011		(24,341)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		29,488		51,991
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$61,499		$27,650
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$17,590		$10,053
Issuance of restricted stock		$6,697		$333
Contribution of lease receivables and other assets		$117,840	$	−
Contribution of equipment-backed securitized notes and other liabilities		$(96,840)	$	−
Conversion of equity in LEAF Funding 3 to preferred stock and warrants		$(21,000)	$	−
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$8,228		$7,978
Income taxes paid in cash	$	−	$	−

The accompanying notes are an integral part of these financial statements

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource Capital Corp. and subsidiaries’ (collectively the ‘‘Company’’) principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (the ‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (NASDAQ: REXI).  The following subsidiaries are consolidated in the Company’s financial statements:

●
RCC Real Estate, Inc. (“RCC Real Estate”) holds real estate investments, including commercial real estate loans and commercial real estate-related securities.  RCC Real Estate owns 100% of the equity of the following variable interest entities (“VIEs”):

–
Resource Real Estate Funding CDO 2006-1 (“RREF CDO 2006-1”), a Cayman Islands limited liability company and qualified real estate investment trust (“REIT”) subsidiary (“QRS”).  RREF CDO 2006-1 was established to complete a collateralized debt obligation (“CDO”) issuance secured by a portfolio of commercial real estate loans and commercial mortgage-backed securities (“CMBS”).

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

–	Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and TRS. Apidos CDO III was established to complete a CDO secured by a portfolio of bank loans.

–	Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company and TRS. Apidos Cinco CDO was established to complete a CDO secured by a portfolio of bank loans.

●	Resource TRS, Inc. (“Resource TRS”), the Company’s directly-owned TRS, holds the Company’s equity investment in a leasing company and holds all of its structured notes.

●
Resource TRS II, Inc. (“Resource TRS II”), the Company’s directly-owned TRS, holds the Company’s interests in bank loan CDOs not originated by the Company.  Resource TRS II owns 100% of the equity of the following VIE:

–
Resource Capital Asset Management (“RCAM”), a domestic limited liability company, is entitled to collect senior, subordinated, and incentive fees related to five CDOs it acquired and provides management services through Apidos Capital Management, a subsidiary or Resource America.

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

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

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

The Company has a 100% interest valued at $1.5 million in the common shares (three percent of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  The Company does not have the power to direct the activities of either trust, nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these trusts.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated into the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts at cost and records dividend income upon declaration by RCT I and RCT II.  For the three months ended March 31, 2011 and 2010, the Company recognized $882,000 and $875,000, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $77,000 and $74,000, respectively, of amortization of deferred debt issuance costs.  The Company will do a continuous reassessment as to whether it should be deemed to be the primary beneficiary of the trusts.

All inter-company transactions and balances have been eliminated.

Investment Securities

The Company classifies its investment portfolio as trading, available-for-sale or held-to-maturity.  The Company, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.

The Company’s investment securities, trading are reported at fair value.  To determine fair value, the Company uses dealer quotes or bids which are validated using an income approach utilizing appropriate prepayment, default, and recovery rates.  Any changes in fair value are recorded in the Company’s results of operations as net unrealized income (loss) on investment securities, trading.

The Company’s investment securities available-for-sale are reported at fair value (see Note 16).  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon the current level of market activity.

For securities with higher levels of market activity, the Company obtains a quote from a dealer, which typically will be the dealer who sold the Company the security.  The Company has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  As a result of how the dealers develop their quotes, the market illiquidity and low levels of trading in the past, the Company had categorized all of these investment securities available-for-sale in Level 3 in the fair value hierarchy.  Due to the increased level of trading activity in 2010 and 2011, the Company moved some of these securities into Level 2 in the fair value hierarchy at September 30, 2010 and March 31, 2011.  The Company evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote the Company receives and the value indicated by its valuation models, the Company will evaluate the difference.  As part of that evaluation, the Company will discuss the difference with the dealer, who may revise its quote based upon these discussions.  Alternatively, the Company may revise its valuation models.

For investment securities available-for-sale with lower levels of market activity, the Company determines fair value based on taking a weighted average of the following three measures:

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
MARCH 31, 2011
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Investment Securities – (Continued)

On a quarterly basis, the Company evaluates its available-for-sale investments for other-than-temporary impairment.  An available-for-sale investment is impaired when its fair value has declined below its amortized cost basis.  An impairment is considered other-than-temporary when the amortized cost basis of the investment will not be recovered over its remaining life.  In addition, the Company’s intent to sell as well as the likelihood that the Company will be required to sell the security before the recovery of the amortized cost basis is considered.  Where credit quality is believed to be the cause of the other-than-temporary impairment, that component of the impairment is recognized as an impairment loss in the statement of income.  Where other market components are believed to be the cause of the impairment, that component of the impairment is recognized on the balance sheet as other comprehensive loss.

Investment securities transactions are recorded on the trade date.  Realized gains and losses on investment securities are determined on the specific identification method.

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan losses.  Loans held for investment are first individually evaluated for impairment so specific reserves can be applied.  Loans for which a specific reserve is not applicable are then evaluated for impairment as a homogeneous pool of loans with substantially similar characteristics so that a general reserve can be established, if needed.  The reviews are performed at least quarterly.

The Company considers a loan to be impaired if one of two conditions exists.  The first condition is if based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The second condition is if the loan is deemed to be a troubled debt restructuring (“TDR”) where a concession has been given to the borrower.  These TDRs may not have an associated specific loan loss allowance if the principal and interest amount is considered recoverable based on current market conditions, expected collateral performance and / or guarantees made by the borrowers.

When a loan is impaired under either of these two conditions, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on the present value of estimated cash flows; on market price, if available; or on the fair value of the collateral less estimated disposition costs.  When a loan, or a portion thereof, is considered uncollectible and pursuit of collection is not warranted, the Company will record a charge-off or write-down of the loan against the allowance for loan losses.

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

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

In April 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset.  The amendments in this guidance will be effective for interim and annual reporting periods beginning on or after December 15, 2011 and will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company is currently evaluating the effect of the adoption on our consolidated financial statements.

In April 2011, the FASB issued guidance to clarify the disclosures regarding troubled debt restructurings originally effective as of December 15, 2010.  The new guidance surrounding troubled debt restructuring will now be effective for interim and annual periods beginning after June 15, 2011.  The Company expects that adoption will require additional disclosures in the notes to the Company’s consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the 2011 presentation.

NOTE 3 – INVESTMENT SECURITIES, TRADING

The following table summarizes the Company's structured notes, which are classified as investment securities, trading, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
March 31, 2011:
Structured notes	$21,989	$9,403		$(122)	$31,270
Total	$21,989	$9,403		$(122)	$31,270

December 31, 2010:
Structured notes	$7,984	$9,739	$	−	$17,723
Total	$7,984	$9,739	$	−	$17,723

The Company purchased 18 securities and sold 8 securities during the three months ended March 31, 2011, for a gain of $2.3 million.  The Company held 23 investment securities, trading as of March 31, 2011.  The Company owned no such securities as of March 31, 2010.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's investment securities including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (2)	Unrealized Gains	Unrealized Losses	Fair Value (1)
March 31, 2011:
CMBS	$105,478	$10,350	$(24,762)	$91,066
Preferred stock and warrants	31,213	−	−	31,213
Other asset-backed	−	23	−	23
Total	$136,691	$10,373	$(24,762)	$122,302
December 31, 2010:
CMBS	$83,223	$7,292	$(26,578)	$63,937
Other asset-backed	−	23	−	23
Total	$83,223	$7,315	$(26,578)	$63,960

(1)	As of March 31, 2011 and December 31, 2010, $84.7 million and $58.0 million, respectively, of securities were pledged as collateral security under related financings.

(2)	As of March 31, 2011 and December 31, 2010, other asset-backed securities are carried at fair value, $23,000 and $23,000, respectively, due to prior other-than-temporary impairment taken.

On January 4, 2011, our wholly-owned subsidiary, Resource TRS, made an investment in LEAF Commercial Capital, Inc. (“LCC”), a newly-formed equipment financing subsidiary of LEAF Financial Corporation (“LEAF Financial”), a subsidiary of Resource America (see Note 13).  The Company’s preferred stock and warrant investment is carried at cost.  It is not practicable for the Company to estimate the fair value of its investment in the preferred stock and warrants of LCC.  LCC’s assets are comprised of a large number of transactions with commercial customers in different businesses, may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, LCC’s and the buyer’s views of economic and industry conditions, LCC’s and the buyer’s tax considerations, and other factors.  There were no events or changes in circumstances that would significantly affect the fair value of this investment.  The preferred stock carries a coupon of 10%, of which 2% is received in cash and 8% is paid in-kind.

The following table summarizes the estimated maturities of the Company’s CMBS and other asset-backed securities (“ABS”) according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
March 31, 2011:
Less than one year	$15,590	(1)	$18,743	4.33%
Greater than one year and less than five years	42,541		56,084	3.96%
Greater than five years	32,958		30,651	5.82%
Total	$91,089		$105,478	4.93%

December 31, 2010:
Less than one year	$3,264	(1)	$6,911	1.51%
Greater than one year and less than five years	29,004		46,138	3.45%
Greater than five years	31,692		30,174	5.64%
Total	$63,960		$83,223	4.08%

(1)
$3.0 million of CMBS, maturing in this category are collateralized by floating-rate loans and, as permitted under the CMBS terms, are expected to extend their respective maturity dates until at least November 2011 as the debtors in the floating-rate structures have a contractual right to extend with options ranging from two one-year options to three one-year options.  Beyond the contractual extensions, the servicer may allow further extensions of the underlying floating rate loans.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The contractual maturities of the investment securities available-for-sale range from August 2011 to June 2022.

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2011:
CMBS	$27,533	$(3,837)	$9,156	$(20,925)	$36,689	$(24,762)
Total temporarily impaired securities	$27,533	$(3,837)	$9,156	$(20,925)	$36,689	$(24,762)

December 31, 2010:
CMBS	$10,134	$(4,383)	$8,302	$(22,195)	$18,436	$(26,578)
Total temporarily impaired securities	$10,134	$(4,383)	$8,302	$(22,195)	$18,436	$(26,578)

The Company holds seven investment securities available-for-sale that have been in a loss position for more than 12 months as of March 31, 2011 and December 31, 2010.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios and makes other-than-temporary impairment determinations at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

●	the length of time the market value has been less than amortized cost;

●	the severity of the impairment;

●	the expected loss with respect to the security as generated by third party software;

●	credit ratings from the rating agencies;

●	underlying credit fundamentals of the collateral backing the securities; and

●	whether, based upon the Company’s intent, it is more likely than not that the Company will sell the security before the recovery of the amortized cost basis.

At March 31, 2011 and December 31, 2010, the Company held $91.1 million and $63.9 million, respectively, (net of net unrealized losses of $14.4 million and $19.3 million, respectively) of CMBS recorded at fair value.  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon the current level of market activity.  As of March 31, 2011 and December 31, 2010, $80.1 million and $53.7 million, respectively, of investment securities available-for-sale were valued using dealer quotes and $11.0 million and $10.3 million, respectively, were valued using a weighted average of three measures (see Note 2).

During the three months ended March 31, 2011 and 2010, the Company did not recognize any other-than-temporary impairment on positions that supported the Company’s CMBS investment.  While the Company’s securities classified as available-for-sale have declined in fair value on a net basis, the Company concluded that the decline continues to be temporary and does not believe that any of its securities classified as available-for-sale were other-than-temporarily impaired as of March 31, 2011 or 2010 that had not been previously classified as such.  The Company performs an on-going review of third-party reports and updated financial data on the underlying properties to analyze current and projected security performance.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on CMBS in the Company’s investment portfolio.  At March 31, 2011, the aggregate discount exceeded the aggregate premium on the Company’s CMBS by approximately $15.3 million.  At December 31, 2010, the aggregate discount exceeded the aggregate premium on the Company’s CMBS by approximately $16.6 million.

NOTE 5 – INVESTMENT SECURITIES HELD-TO-MATURITY

The following table summarizes the Company's securities held-to-maturity which are carried at amortized cost (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2011:
ABS	$29,206	$754	$(3,057)	$26,903
Total	$29,206	$754	$(3,057)	$26,903

December 31, 2010:
ABS	$29,036	$752	$(3,847)	$25,941
Total	$29,036	$752	$(3,847)	$25,941

The following table summarizes the estimated maturities of the Company’s securities held-to-maturity according to their contractual lives (in thousands):

Contractual Life	Amortized Cost	Fair Value	Weighted Average Coupon
March 31, 2011:
Greater than one year and less than five years	$5,000	$5,037	6.15%
Greater than five years and less than ten years	15,897	15,566	1.98%
Greater than ten years	8,309	6,300	4.13%
Total	$29,206	$26,903

December 31, 2010:
Greater than one year and less than five years	$5,000	$4,830	6.14%
Greater than five years and less than ten years	15,891	15,073	1.97%
Greater than ten years	8,145	6,038	4.11%
Total	$29,036	$25,941

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				More than 12 Months		Total
	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2011:
ABS	$	−	$	−	$10,111	$(3,057)	$10,111	$(3,057)
Total temporarily impaired securities	$	−	$	−	$10,111	$(3,057)	$10,111	$(3,057)

December 31, 2010:
ABS		$1,038		$(1)	$11,923	$(3,846)	$12,961	$(3,847)
Total temporarily impaired securities		$1,038		$(1)	$11,923	$(3,846)	$12,961	$(3,847)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 5 – INVESTMENT SECURITIES HELD-TO-MATURITY

The Company holds 10 and 12 investment securities held-to-maturity that have been in a loss position for more than 12 months as of March 31, 2011 and December 31, 2010, respectively.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.  The Company does not believe that any of its investments classified as held-to-maturity were other-than-temporarily impaired as of March 31, 2011.

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios and makes other-than-temporary impairment determinations at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

●	the severity of the impairment;

●	the expected loss of the security as generated by third party software;

●	original and current credit ratings from the rating agencies;

●	underlying credit fundamentals of the collateral backing the securities; and

●	third-party support for default, recovery, prepayment speed and reinvestment price assumptions.

NOTE 6 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):
Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
March 31, 2011:
Bank loans (3)	$899,165	$(23,365)	$875,800
Commercial real estate loans:
Whole loans (3)	460,539	(458)	460,081
B notes (3)	55,327	(160)	55,167
Mezzanine loans (3)	115,326	84	115,410
Total commercial real estate loans	631,192	(534)	630,658
Subtotal loans before allowances	1,530,357	(23,899)	1,506,458
Allowance for loan loss	(27,669)	−	(27,669)
Total	$1,502,688	$(23,899)	$1,478,789

December 31, 2010:
Bank loans (3)	$887,667	$(27,204)	$860,463
Commercial real estate loans:
Whole loans	441,706	(334)	441,372
B notes	57,613	(162)	57,451
Mezzanine loans (3)	146,668	143	146,811
Total commercial real estate loans	645,987	(353)	645,634
Subtotal loans before allowances	1,533,654	(27,557)	1,506,097
Allowance for loan loss	(34,233)	−	(34,233)
Total	$1,499,421	$(27,557)	$1,471,864

(1)
Amounts include deferred amendment fees of $276,000 and $636,000 being amortized over the life of the bank loans and $79,000 and $681,000 being amortized over the life of the commercial real estate loans as of March 31, 2011 and December 31, 2010, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2011 and December 31, 2010, respectively.

(3)
Amounts include $9.9 million of bank loans, $676,000 of whole loans, $12.8 million of B notes and $19.5 million of mezzanine loans held for sale as of March 31, 2011, and $4.0 million of bank loans and $24.6 million of mezzanine loans held for sale as of December 31, 2010.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 6 – LOANS HELD FOR INVESTMENT – (Continued)

As of March 31, 2011 and December 31, 2010, approximately 41.7% and 38.0%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California and 9.5% and 10.4%, respectively, were concentrated in New York.  As of March 31, 2011 and December 31, 2010, approximately 11.1% and 10.7%, respectively, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.

At March 31, 2011, the Company’s bank loan portfolio consisted of $874.0 million (net of allowance of $1.8 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 0.5% and LIBOR plus 9.5% with maturity dates ranging from July 2011 to March 2018.

At December 31, 2010, the Company’s bank loan portfolio consisted of $857.9 million (net of allowance of $2.6 million) of floating rate loans, which bear interest ranging between the LIBOR plus 0.5% and LIBOR plus 9.5% with maturity dates ranging from March 2011 to December 2017.

The following is a summary of the weighted average life of the Company’s bank loans, at amortized cost (in thousands):

	March 31,	December 31,
	2011	2010
Less than one year	$7,213	$4,245
Greater than one year and less than five years	593,136	643,699
Five years or greater	275,451	212,519
	$875,800	$860,463

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (4)
March 31, 2011:
Whole loans, floating rate (1)	27	$460,081	LIBOR plus 1.50% to LIBOR plus 5.75%	May 2011 to May 2017
B notes, floating rate	2	24,242	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2011 to October 2011
B notes, fixed rate	2	30,925	7.00% to 8.68%	July 2011 to April 2016
Mezzanine loans, floating rate	5	81,878	LIBOR plus 2.20% to LIBOR plus 3.00%	May 2011 to January 2013
Mezzanine loans, fixed rate (2)	4	33,532	8.65% to 11.00%	January 2016 to September 2016
Total (3)	40	$630,658

December 31, 2010:
Whole loans, floating rate (1)	25	$441,372	LIBOR plus 1.50% to LIBOR plus 5.75%	May 2011 to January 2018
B notes, floating rate	2	26,485	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2011 to October 2011
B notes, fixed rate	2	30,966	7.00% to 8.68%	July 2011 to April 2016
Mezzanine loans, floating rate	6	93,266	LIBOR plus 2.15% to LIBOR plus 3.00%	May 2011 to January 2013
Mezzanine loans, fixed rate (2)	5	53,545	8.14% to 11.00%	January 2016 to September 2016
Total (3)	40	$645,634

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 6 – LOANS HELD FOR INVESTMENT – (Continued)

(1)
Whole loans had $9.1 million and $5.0 million in unfunded loan commitments as of March 31, 2011 and December 31, 2010, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)	Fixed rate mezzanine loan dates exclude a loan that matured in May 2010 and is in default and has been on non-accrual status as of December 31, 2010. This loan was written-off as of March 31, 2011.

(3)	The total does not include an allowance for loan losses of $25.9 million and $31.6 million recorded as of March 31, 2011 and December 31, 2010, respectively.

(4)	Maturity dates do not include possible extension options that may be available to the borrowers.

       Subsequent to March 31, 2011, the Company entered into and completed sale agreements for two commercial real estate loans.  One loan is secured by a hotel portfolio in various locations that the Company sold at 85% of par, resulting in a loss of $2.25 million of which $235,000 had been previously allocated as part of its general reserve.  The second loan is secured by an office tower in New York City that the Company sold at par with transaction costs resulting in a loss of $656,000.  The third loan with a fair value of $676,000 is secured by a pad for retail use in Arizona.  The Company expects a sale to occur during 2011.  The Company classified these loans as loans held for sale as of March 31, 2011.

The following is a summary of the weighted average life of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2011	2012		2013 and Thereafter	Total
March 31, 2011:
B notes	$38,659	$	−	$16,508	$55,167
Mezzanine loans	−		23,289	92,121	115,410
Whole loans	107,775		87,090	265,216	460,081
Total (2)	$146,434		$110,379	$373,845	$630,658
December 31, 2010:
B notes	$40,913	$	−	$16,538	$57,451
Mezzanine loans (1)	−		34,676	107,135	141,811
Whole loans	108,303		87,084	245,985	441,372
Total (2)	$149,216		$121,760	$369,658	$640,634

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

The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
March 31, 2011:
B notes	$621	2.2%
Mezzanine loans	3,718	13.5%
Whole loans	21,499	77.7%
Bank loans	1,831	6.6%
Total	$27,669

December 31, 2010:
B notes	$899	2.6%
Mezzanine loans	8,553	25.0%
Whole loans	22,165	64.8%
Bank loans	2,616	7.6%
Total	$34,233

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 6 – LOANS HELD FOR INVESTMENT – (Continued)

As of March 31, 2011, the Company had recorded an allowance for loan losses of $27.7 million consisting of a $1.8 million allowance on the Company’s bank loan portfolio and a $25.9 million allowance on the Company’s commercial real estate portfolio as a result of the impairment of one bank loan and eight commercial real estate loans as well as the provision of a general reserve with respect to these portfolios.

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

NOTE 7 –FINANCING RECEIVABLES

The following tables show the allowance for loan and lease receivable losses and recorded investments in loans and lease receivables (in thousands):

	Commercial Real Estate Loans		Bank Loans		Loans Receivable-Related Party		Total
March 31, 2011:
Allowance for losses at January 1, 2011		$31,617		$2,616	$	−		$34,233
Provision for (reversal of) loan loss		3,121		(515)		−		2,606
Loans charged-off		(8,900)		(270)		−		(9,170)
Recoveries		−		−		−		−
Allowance for losses at March 31, 2011		$25,838		$1,831	$	−		$27,669

Ending balance:
Individually evaluated for impairment		$15,300		$112	$	−		$15,412
Collectively evaluated for impairment		$10,538		$1,719	$	−		$12,257
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−

Loans:
Ending balance:
Individually evaluated for impairment		$36,000		$362	$	−		$36,362
Collectively evaluated for impairment		$594,658		$875,438		$9,689		$1,479,785
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 7 –FINANCING RECEIVABLES – (Continued)

	Commercial Real Estate Loans		Bank Loans		Lease Receivables		Loans Receivable-Related Party		Total
December 31, 2010:
Allowance for losses at January 1, 2010		$29,297		$17,825		$1,140	$	−		$48,262
Provision for (reversal of) loan loss		44,357		(1,348)		312		−		43,321
Loans charged-off		(42,037)		(13,861)		(1,432)		−		(57,330)
Recoveries		−		−		50		−		50
Allowance for losses at December 31, 2010		$31,617		$2,616		$70	$	−		$34,303

Ending balance:
Individually evaluated for impairment		$20,844		$112	$	−	$	−		$20,956
Collectively evaluated for impairment		$10,773		$2,504		$70	$	−		$13,347
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

Loans:
Ending balance:
Individually evaluated for impairment		$42,219		$362		$10,024	$	−		$52,605
Collectively evaluated for impairment		$603,415		$860,101		$99,658		$9,927		$1,573,101
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

Credit quality indicators

Bank Loans

The Company uses a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-5 with 1 representing the Company’s highest rating and 5 representing its lowest rating.  We also designate loans that are sold after the period then ended as such at their fair market value, net of any allowances and costs associated with the loan sales.  The Company considers such things as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies, and industry dynamics.

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2011:
Bank loans	$787,108	$31,150	$41,330	$5,960	$362	$9,890	$875,800

As of December 31, 2010:
Bank loans	$759,161	$43,858	$45,115	$7,940	$362	$4,027	$860,463

All of the Company’s bank loans are performing with the exception of one loan with a par amount of $362,000 which has been in default since September 2010.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 7 –FINANCING RECEIVABLES – (Continued)

Commercial Real Estate Loans

The Company uses a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing the Company’s highest rating and 4 representing its lowest rating.  We also designate loans that are sold after the period then ended as such at their fair market value, net of any allowances and costs associated with the loan sales.  In addition to the underlying performance of the loan collateral, the Company considers such things as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms.

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale		Total
As of March 31, 2011:
Whole loans	$169,503	$45,559	$208,343	$36,000		$676	$460,081
B notes	16,508	11,492	14,417	−		12,750	55,167
Mezzanine loans	7,525	33,805	54,552	−		19,528	115,410
	$193,536	$90,856	$277,312	$36,000		$32,954	$630,658
As of December 31, 2010:
Whole loans	$123,350	$16,143	$264,660	$37,219	$	−	$441,372
B notes	16,538	−	40,913	−		−	57,451
Mezzanine loans	32,635	−	84,610	5,000		24,566	146,811
	$172,523	$16,143	$390,183	$42,219		$24,566	$645,634

All of the Company’s commercial real estate loans are performing with the exception of one loan with a par amount of $5.0 million which has been in default since May 2010.  This position was charged off as of March 31, 2011.

Loan and Lease Receivable Portfolios Aging Analysis

The following tables show the loan and lease receivable portfolio aging analysis indicated at cost basis (in thousands):

					Greater					Total Loans
		30-59		60-89	than 90	Total Past			Total Loans	> 90 Days and
	Days		Days		Days	Due		Current	Receivable	Accruing
March 31, 2011:
Whole loans	$	−	$	−	$ −	$	−	$460,081	$460,081	$	−
B notes		−		−	−		−	55,167	55,167		−
Mezzanine loans		−		−	−		−	115,410	115,410		−
Bank loans		−		−	362		362	875,438	875,800		−
Loans receivable- related party		−		−	−		−	9,689	9,689		−
Total loans	$		$		$362		$362	$1,515,785	$1,516,147	$	−

December 31, 2010:
Whole loans	$	−	$	−	$ −	$	−	$441,372	$441,372	$	−
B notes		−		−	−		−	57,451	57,451		−
Mezzanine loans		−		−	5,000		5,000	141,811	146,811		−
Bank loans		−		−	−		−	860,463	860,463		−
Lease receivables		630		237	829		1,696	107,986	109,682		−
Loans receivable- related party		−		−	−		−	9,927	9,927		−
Total loans		$630		$237	$5,829		$6,696	$1,619,010	$1,625,706	$	−

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 7 –FINANCING RECEIVABLES – (Continued)

Impaired Loans and Lease Receivables

The following tables show impaired loans and lease receivables indicated (in thousands):

						Average
			Unpaid			Investment	Interest
	Recorded		Principal	Specific		in Impaired	Income
	Balance		Balance	Allowance		Loans	Recognized
March 31, 2011:
Loans and lease receivables without a specific valuation allowance:
Whole loans	$112,433	(1)	$112,433	$	−	$111,959	$513
B notes	−		−		−	−	−
Mezzanine loans	−		−		−	−	−
Bank loans	−		−		−	−	−
Loans and lease receivables with a specific valuation allowance:
Whole loans	36,000		36,000		(15,300)	35,880	227
B notes	−		−		−	−	−
Mezzanine loans	−		−		−	5,000	−
Bank loans	362		362		(112)	362	−

Total:
Whole loans	$148,433		$148,433		$(15,300)	$147,839	$740
B notes	−		−		−	−	−
Mezzanine loans	−		−		−	5,000	−
Bank loans	362		362		(112)	362	−
	$148,795		$148,795		$(15,412)	$153,201	$740
December 31, 2010:
Loans and lease receivables without a specific valuation allowance:
Whole loans	$111,401	(1)	$111,401	$	−	$58,058	$1,133
B notes	−		−		−	−	−
Mezzanine loans	−		−		−	−	−
Bank loans	−		−		−	−	−
Lease receivables	−		−		−	−	−
Loans and lease receivables with a specific valuation allowance:
Whole loans	37,219		37,219		(15,844)	36,740	993
B notes	−		−		−	−	−
Mezzanine loans	5,000		5,000		(5,000)	5,000	−
Bank loans	362		362		(112)	8,971	−
Lease receivables	10,024		10,024		(4,107)	4,791	−

Total:
Whole loans	$148,620		$148,620		$(15,844)	$94,798	$2,126
B notes	−		−		−	−	−
Mezzanine loans	5,000		5,000		(5,000)	5,000	−
Bank loans	362		362		(112)	8,971	−
Lease receivables	10,024		10,024		(4,107)	4,791	−
	$164,006		$164,006		$(25,063)	$113,560	$2,126

(1)
Specific allowances were not taken on whole loans with a par value of $112.4 million and $111.4 million as of March 31, 2011 and December 31, 2010, respectively which were evaluated and deemed to be TDRs.  These TDRs do not have an associated specific loan loss allowance because the principal and interest amount is considered recoverable based on expected collateral performance and / or guarantees made by the borrowers.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 8 – INTANGIBLE ASSETS

Intangible assets represent identifiable intangible assets acquired as a result of the Company’s acquisition of RCAM in February 2011.  The Company amortizes identified intangible assets to expense over their estimated lives using the straight-line method. The Company evaluates intangible assets for impairment as events and circumstances change.  The Company expects to record amortization expense of intangible assets of $2.2 million for the year ended December 31, 2011, $2.6 million for the years ended December 31, 2012 through December 31, 2015 and $2.5 million for the year ended December 31, 2016.  The weighted average amortization period is eight years at March 31, 2011 and the accumulated amortization at March 31, 2011 was $253,000.

NOTE 9 – BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, primarily through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.  Certain information with respect to the Company’s borrowings at March 31, 2011 and December 31, 2010 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
March 31, 2011:
RREF CDO 2006-1 Senior Notes (1)	$173,182	1.32%	35.4 years	$229,859
RREF CDO 2007-1 Senior Notes (2)	325,228	0.81%	35.5 years	361,186
Apidos CDO I Senior Notes (3)	319,911	0.88%	6.3 years	316,219
Apidos CDO III Senior Notes (4)	260,813	0.76%	9.2 years	260,709
Apidos Cinco CDO Senior Notes (5)	319,519	0.82%	9.1 years	325,559
Unsecured Junior Subordinated Debentures (7)	50,431	6.26%	25.4 years	−
Repurchase Agreements (8)	14,617	1.51%	18.0 days	17,522
Total	$1,463,701	1.07%	18.0 years	$1,511,054

December 31, 2010:
RREF CDO 2006-1 Senior Notes (1)	$173,053	1.33%	35.6 years	$215,063
RREF CDO 2007-1 Senior Notes (2)	325,025	0.82%	35.8 years	367,792
Apidos CDO I Senior Notes (3)	319,748	0.87%	6.6 years	309,746
Apidos CDO III Senior Notes (4)	260,682	0.75%	9.5 years	250,309
Apidos Cinco CDO Senior Notes (5)	319,373	0.79%	9.4 years	319,563
Equipment Contract Backed Notes, Series 2010-2 (6)	95,016	5.00%	5.4 years	109,612
Unsecured Junior Subordinated Debentures (7)	50,354	6.24%	25.7 years	−
Total	$1,543,251	1.30%	17.6 years	$1,572,085

(1)
Amount represents principal outstanding of $174.9 million and $174.9 million less unamortized issuance costs of $1.7 million and $1.8 million as of March 31, 2011 and December 31, 2010, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $328.6 million and $328.5 million less unamortized issuance costs of $3.4 million and $3.5 million as of March 31, 2011 and December 31, 2010, respectively.  This CDO transaction closed in June 2007.

(3)
Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $1.6 million as of March 31, 2011 and $1.8 million as of December 31, 2010.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $1.7 million as of March 31, 2011 and $1.8 million as of December 31, 2010.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $2.5 million as of March 31, 2011 and $2.6 million as of December 31, 2010.  This CDO transaction closed in May 2007.

(6)	Amount represents principal outstanding of $96.1 million less unamortized issuance costs of $1.1 million as of December 31, 2010. There was no outstanding balance as of March 31, 2011.

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(8)	Amount represents principal outstanding of $15.1 million less unamortized deferred debt costs of $498,000 related to a CMBS repurchase facility as of March 31, 2011.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 9 – BORROWINGS – (Continued)

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

The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.81% and 0.82% at March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011, the Company did not repurchase any notes.  During the three months ended March 31, 2010 the Company repurchased $250,000 of the Class J Notes in RREF CDO 2007-1 at a weighted average price of 9.00% to par which resulted in a $228,000 gain, reported as a part of the gain on the extinguishment of debt in the consolidated statements of income.

As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 9 – BORROWINGS – (Continued)

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

The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.32% and 1.33% at March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011, the Company did not repurchase any notes.  During three months ended March 31, 2010 the Company repurchased $20.0 million of the Class A-1 notes in RREF CDO 2006-1 at a weighted average price of 68.0% to par which resulted in a $6.4 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income.

As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

Equipment Contract Backed Notes, Series 2010-2

In May 2010, the Company acquired Equipment Contract Backed Notes, Series 2010-2, issued by LEAF Equipment Leasing Income Fund III, L.P. (“LEAF Funding 3”), a $120.0 million transaction that provided financing for leases.  The investments held by LEAF Funding 3 collateralize the debt it issued and, as a result, the investments were not available to the Company, its creditors or stockholders.  LEAF Funding 3 issued a total of $120.0 million of senior notes at a weighted average price of $93.52 to unrelated investors generating proceeds of $112.2 million.  Before contributing its interest in LEAF Funding 3 to LEAF Commercial Capital, described below, the Company amortized the discount over the lives of the notes using the effective yield method, adjusted for the effects of estimated prepayments on the notes.  The Company had $21.0 million of equity invested in LEAF Funding 3 as of December 31, 2010.

On January 4, 2011, the Company made a preferred investment in LCC and contributed its equity in LEAF Funding 3 and related debt as part of that investment.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 9 – BORROWINGS – (Continued)

Collateralized Debt Obligations – (Continued)

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

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.82% and 0.79% at March 31, 2011 and December 31, 2010, respectively.

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

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.76% and 0.75% at March 31, 2011 and December 31, 2010, respectively.

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

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 0.88% and 0.87% at March 31, 2011 and December 31, 2010, respectively.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 9 – BORROWINGS – (Continued)

Unsecured Junior Subordinated Debentures

In May 2006 and September 2006, the Company formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although the Company owns 100% of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of these entities.  In connection with the issuance and sale of the capital securities, the Company issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing the Company’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II are included in borrowings and are being amortized into interest expense in the consolidated statements of income using the effective yield method over a ten year period.

In October 2009, the Company amended the trust agreements and unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provided for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under the Company’s guarantee.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at March 31, 2011 were $551,000 and $566,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2010 were $590,000 and $604,000, respectively.  The interest rate adjustment took effect as of October 1, 2009 and expires on September 30, 2011.  The rates for RCT I and RCT II, at March 31, 2011, were 6.26% and 6.25%, respectively.  The rates for RCT I and RCT II, at December 31, 2010, were 6.25% and 6.24%, respectively.  The covenant waiver expires on January 1, 2012.

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

Repurchase and Credit Facilities

CMBS – Term Repurchase Facility

In February 2011, the Company’s wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of CMBS.  The Company guaranteed RCC Real Estate’s and RCC Commercial’s performance of their obligations under the repurchase agreement.  At March 31, 2011, RCC Real Estate had borrowed $15.1 million (gross of $498,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At March 31, 2011, borrowings under the repurchase agreement were secured by CMBS with an estimated fair value of $17.5 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.50% at March 31, 2011.

At March 31, 2011, the Company had repurchase agreements with the following counterparty (dollars in thousands); the Company had no repurchase agreements at December 31, 2010:

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2011:
Wells Fargo Bank, National Association.	$3,056	18	1.50%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 10 – SHARE ISSUANCE AND REPURCHASE

On March 30, 2011, the Company sold 6,900,000 shares of common stock in an underwritten public common stock follow-on offering, including 900,000 shares exercised through the underwriters’ over-allotment option, at a price of $6.90 per share.  The Company received net proceeds of approximately $46.6 million after payment of underwriting discounts and commissions of approximately $966,000 and before other offering expenses of approximately $185,000.

Under a dividend reinvestment plan authorized by the board of directors on November 18, 2010, the Company is authorized to issue up to 8.0 million shares of common stock.  The Company issued 4.3 million shares of common stock under the plan during the three months ended March 31, 2011 at a weighted-average share price of $7.18 per share and received proceeds of $30.2 million (net of costs).  The Company has issued a total of 5.7 million shares of common stock under the plan as of March 31, 2011.

NOTE 11 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2011	16,939	518,018	534,957
Issued	15,200	911,165	926,365
Vested	(16,939)	(285,508)	(302,447)
Forfeited	−	−	−
Unvested shares as of March 31, 2011	15,200	1,143,675	1,158,875

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the three months ended March 31, 2011 and 2010, including shares issued to the five non-employee directors, was $6.7 million and $1.8 million, respectively.

On January 26, 2011, the Company issued 316,480 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest in full on January 27, 2014.

On February 1, 2011 and March 8, 2011, the Company granted 3,120 and 12,080 shares of restricted stock, respectively, under its 2007 Omnibus Equity Compensation Plan, to the Company’s non-employee directors as part of their annual compensation.  These shares vest in full on the first anniversary of the date of grant.

On February 8, 2011, the Company issued 593,271 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan.  Of this issuance, 69,156 of these restricted shares will vest on February 8, 2013 and the remaining 524,115 of these restricted shares will vest on February 10, 2014.

On February 23, 2011, the Company issued 1,414 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan.  These shares will vest in full on February 24, 2014.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 11 – SHARE-BASED COMPENSATION – (Continued)

The following table summarizes stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2011	602,666	$14.99
Granted	−	−
Exercised	−	−
Forfeited	−	−
Outstanding as of March 31, 2011	602,666	$14.99	4	$408
Exercisable at March 31, 2011	602,666	$14.99	4	$408

The stock options have a remaining contractual term of four years.  Upon exercise of options, new shares are issued.

All of the Company’s 602,666 stock options were vested as of March 31, 2011.

For the three months ended March 31, 2011 and 2010, the components of equity compensation expense were as follows (in thousands):

	Three Month Ended March 31,
	2011		2010
Options granted to Manager and non-employees	$	−	$20
Restricted shares granted to Manager and non-employees		432	676
Restricted shares granted to non-employee directors		28	28
Total equity compensation expense		$460	$724

During the three months ended March 31, 2011 and 2010, the Manager received 4,482 and 73,815 shares as incentive compensation valued at $33,000 and $375,000, respectively pursuant to the Management Agreement.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of March 31, 2011.  All awards are discretionary in nature and subject to approval by the compensation committee of the Company’s board of directors.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 12 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2011	2010
Basic:
Net income	$13,142	$1,406
Weighted average number of shares outstanding	60,147,820	37,987,192
Basic net income per share	$0.22	$0.04

Diluted:
Net income	$13,142	$1,406
Weighted average number of shares outstanding	60,147,820	37,987,192
Additional shares due to assumed conversion of dilutive instruments	249,810	163,413
Adjusted weighted-average number of common shares outstanding	60,397,630	38,150,605
Diluted net income per share	$0.22	$0.04

NOTE 13 – RELATED PARTY TRANSACTIONS

Relationship with Resource America and Certain of its Subsidiaries

At March 31, 2011, Resource America owned 2,448,484 shares, or 3.5%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.

The Company is managed by the Manager pursuant to a management agreement that provides for both base and incentive management fees.  For the three months ended March 31, 2011 and 2010, the Manager earned base management fees of approximately $1.6 million and $1.2 million, respectively.  The Company also reimburses the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  On October 16, 2009, the Company entered into an amendment to the management agreement.  Pursuant to the amendment, the Manager must provide the Company with a Chief Financial Officer and three accounting professionals, each of whom will be exclusively dedicated to the operations of the Company.  The Manager must also provide the Company with a director of investor relations who will be 50% dedicated to the Company’s operations.  The Company bears the expense of the wages, salaries and benefits of the Chief Financial Officer and three accounting professionals and 50% of the salary and benefits of the director of investor relations.  In addition, in February 2010, the Company began reimbursing the Manager for the wages, salary, and benefits of its Chairman of the Board, who is exclusively dedicated to the operations of the Company.  For the three months ended March 31, 2011 and 2010, the Company paid the Manager $564,000 and $440,000, respectively, as expense reimbursements.

At March 31, 2011, the Company was indebted to the Manager for base management fees of $588,000 and expense reimbursements of $246,000.  At December 31, 2010, the Company was indebted to the Manager for base management fees of $522,000, incentive management fees of $131,000 and expense reimbursements of $256,000.

The Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company’s interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  The Company acquired the membership interests for $2.1 million.  The agreement requires the Company to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  The investment balance of $5.2 million and $5.2 million at March 31, 2011 and December 31, 2010, respectively, is recorded as an investment in unconsolidated entities on the Company’s consolidated balance sheet using the equity method.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with Resource America and Certain of its Subsidiaries – (Continued)

On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of the manager, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represents a return of RCP’s capital.  The loan matures on January 14, 2015, with RCP, Inc. having options to extend the loan for two additional 12-month periods each.

On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The agreement provides that: (a) RCM may invest up to $13.0 million, with the investable amount being adjusted by portfolio gains/(losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three months ended March 31, 2011, RCM earned $530,000 in management fees.  The Company has reinvested gains from its activity and holds $31.3 million in fair market value of trading securities as of March 31, 2011, an increase from $17.7 million at fair market value as of December 31, 2010.  In addition, the Company and RCM have established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  During the three months ended March 31, 2011, RCM earned $118,000 as its share of the net profits as defined in the Investment Management Agreement.

Relationship with LEAF

On January 4, 2011, the Company’s wholly-owned subsidiary, Resource TRS, made a preferred investment in LCC, a newly-formed equipment financing subsidiary of LEAF Financial, a subsidiary of Resource America.  Resource TRS contributed capital of approximately $26.2 million to LCC in the form of approximately $5.2 million in cash and $21.0 million of directly-owned lease receivables, and all of Resource TRS’s interest in LEAF Receivables Funding 3, LLC, a wholly-owned subsidiary of Resource TRS.  As part of the transaction, LEAF Financial contributed its assets relating to its equipment lease and note origination, servicing and finance business to LCC.  Also, senior management personnel of LEAF Financial (collectively, the “Management Parties”), contributed capital to LCC in the form of all of the shares of common stock they owned in LEAF Financial in exchange for 10% of the shares of LCC common stock on a fully-diluted basis.  The foregoing capital investments in LCC were made pursuant to a Transfer and Contribution Agreement among the registrant, LEAF Financial, LCC, Resource TRS and the Management Parties (the “TCA”).

Pursuant to the TCA, in return for TRS’s capital investments, LCC issued and delivered to Resource TRS 2,626.783 shares of LCC Series A preferred stock and warrants to purchase 4,800 shares of LCC common stock for an exercise price of $0.01 per share, representing 48% of LCC’s common stock on a fully-diluted basis, classified as securities available-for-sale on the Company’s consolidated balance sheet.

As set forth in the TCA, on January 4, 2011, Resource TRS also delivered to LCC a Share Purchase Agreement under which LCC is permitted to require Resource TRS to purchase up to an additional $10.0 million of Preferred Stock on the terms set forth therein, of which $5.0 million was purchased during the period ended March 31, 2011.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS – (Continued)

On May 27, 2010, the Company closed a $120.0 million securitization adding to the Company’s existing lease receivables.  The securitization, LEAF Funding 3 (referred to above), issued equipment-backed securitized notes at a weighted average discounted price of 93.6%.  At closing, $14.4 million of proceeds were placed into a restricted account.  The Company had $21.0 million of equity invested in LEAF Funding 3 as of December 31, 2010.  As of March 31, 2011, as described above, the Company had contributed its interest in LEAF Funding 3 to LCC.

On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”), pursuant to which the Company provided an $8.0 million credit facility to LEAF II, of which all $8.0 million was funded as of March 31, 2010.  The credit facility had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II Receivables Funding, LLC (“LEAF Funding II”), including its entire ownership interest in LEAF Funding II.  The Company received a 1% origination fee in connection with the establishment of the facility.  The facility originally matured on March 3, 2011 and was extended until June 3, 2011 with a 1% extension fee paid on the current outstanding loan balance.  The loan amount outstanding at March 31, 2011 was $8.0 million.

Relationship with Apidos Capital Management

Apidos Capital Management LLC (“ACM”), a subsidiary of Resource America, manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, the Company announced that it had entered into a definitive agreement that will expand its management in broadly syndicated bank loans.  A subsidiary of the Company agreed to purchase 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC ("Churchill") for $22.5 million. Through CPAM, the Company will be entitled to collect senior, subordinated and incentive fees related to five Collateralized Loan Obligations (“CLOs”) totaling approximately $1.9 billion in assets managed by CPAM. CPAM will be assisted by ACM, in managing the five CLOs.  CPAM has subsequently changed its name to Resource Capital Asset Management (“RCAM”).  ACM will be entitled to 10% of all subordinated fees and 5% of the incentive fees received by RCAM.  For the period from acquisition through March 31, 2011, ACM was paid $179,000 from subordinated fees received.

Relationship with Resource Real Estate

Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes and mezzanine loans.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At March 31, 2011 and December 31, 2010, the Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio.

Relationship with Law Firm

Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three months ended March 31, 2011 and 2010, the Company paid Ledgewood $49,000 and $24,000, respectively, in connection with legal services rendered to the Company.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

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

On March 18, 2011, the Company declared a quarterly distribution of $0.25 per share of common stock, $17.6 million in the aggregate, which was paid on April 28, 2011 to stockholders of record on March 31, 2011.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company reports its investment securities available-for-sale at fair value.  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon the current level of market activity.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

For securities purchased with higher levels of market activity, the Company obtains a quote from a dealer, which typically will be the dealer who sold the Company the security.  The Company has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  As a result of how the dealers develop their quotes, the market illiquidity and low levels of trading activity in the past, the Company had categorized all of these investment securities available-for-sale in Level 3 in the fair value hierarchy.  Due to the increased level of trading activity in 2010 and 2011, the Company moved some of these securities into Level 2 in the fair value hierarchy at September 30, 2010 and March 31, 2011.  The Company evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote the Company receives and the value indicated by its valuation models, the Company will evaluate the difference.  As part of that evaluation, the Company will discuss the difference with the dealer, who may revise their quote based upon these discussions.  Alternatively, the Company may revise its valuation models.

For investment securities available-for-sale with lower levels of market activity, the Company determines fair value based on taking a weighted average of the following three measures:

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

The Company reports its investment securities, trading at fair value, which is based on a dealer quotes or bids which are validated using an income approach utilizing appropriate prepayment, default and recovery rates.  Any changes in fair value are recorded on the Company’s results of operations as net unrealized gain on investment securities, trading.

Derivatives (interest rate swaps and interest rate caps), both assets and liabilities, are reported at fair value, and are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments have become significant to the overall valuation of some of its derivatives.  As a result, the Company transferred derivatives with credit valuation adjustments to Level 3 in the fair value hierarchy from Level 2 in the fair value hierarchy as of December 31, 2010.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1		Level 2		Level 3	Total
March 31, 2011:
Assets:
Investment securities, trading	$	−	$	−	$31,270	$31,270
Investment securities available-for-sale		−		66,345	24,744	91,089	(1)
Total assets at fair value	$	−		$66,345	$56,014	$122,359

Liabilities:
Derivatives (net)	$	−		$1,930	$10,079	$12,009
Total liabilities at fair value	$	−		$1,930	$10,079	$12,009

December 31, 2010:
Assets:
Investment securities, trading	$	−	$	−	$17,723	$17,723
Investment securities available-for-sale		−		38,303	25,657	63,960
Total assets at fair value	$	−		$38,303	$43,380	$81,683

Liabilities:
Derivatives (net)	$	−		$2,363	$10,929	$13,292
Total liabilities at fair value	$	−		$2,363	$10,929	$13,292

(1)	Balance does not include a $31.2 million investment in preferred stock and warrants which is carried at cost and therefore not required to be at fair value.

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2010	$44,542
Total gains or losses (realized/unrealized):
Included in earnings	(6,936)
Purchases	40,415
Sales	(19,468)
Paydowns	(1,276)
Transfers out of Level 3	(43,090)
Unrealized losses – included in accumulated other comprehensive income	29,193
Beginning balance, January 1, 2011	43,380
Total gains or losses (realized/unrealized):
Included in earnings	2,347
Purchases	17,947
Sales	(6,043)
Paydowns	(1,306)
Transfers out of Level 3	(4,437)
Unrealized losses – included in accumulated other comprehensive income	4,126
Ending balance, March 31, 2011	$56,014

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	Level 3
Beginning balance, January 1, 2010	$	−
Transfers into Level 3		10,929
Beginning balance, January 1, 2011		10,929
Unrealized losses – included in accumulated other comprehensive income		850
Ending balance, March 31, 2011		$10,079

The Company did not have any losses included in earnings due to other-than-temporary impairment charges during the three months ended March 31, 2011 and 2010.

Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as recurring Level 2.  For the Company’s CRE loans where there is no market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3.  The amount of nonrecurring fair value losses for impaired loans for the three months ended March 31, 2011 and 2010 was $3.4 million and $15.1 million, respectively, and is included in the consolidated statements of income as provision for loan and lease losses.

Property available-for-sale is estimated based on recent sales prices of prior similar condominium units in the property and the appraised value of a similar condominium unit in the property less costs to sell

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):
	Level 1		Level 2	Level 3	Total
March 31, 2011:
Assets:
Loans held for sale		−	9,890	32,954	42,844
Total assets at fair value	$	−	$9,890	$32,954	$42,844

December 31, 2010:
Assets:
Loans held for sale	$	−	$4,027	$24,566	$28,593
Impaired loans		−	250	132,777	133,027
Property available-for-sale		−	−	4,444	4,444
Equity		−	−	147	147
Total assets at fair value	$	−	$4,277	$161,934	$166,211

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, dividend reinvestment plan proceeds receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on the consolidated balance sheet.  The fair value of the Company’s investment securities, trading is reported in Note 4.  The fair value of the Company’s investment securities available-for-sale is reported in Note 5.  The fair value of the Company’s investment securities held-to-maturity is reported in Note 6.  The fair value of the Company’s derivative instruments is reported in Note 16.

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below.

	Fair Value of Financial Instruments
	(in thousands)
	March 31, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Loans held-for-investment	$1,435,945	$1,436,290	$1,443,271	$1,439,376
Loans receivable–related party	$9,689	$9,689	$9,927	$9,927
CDOs	$1,398,653	$1,054,269	$1,397,880	$905,790
Junior subordinated notes	$50,431	$16,924	$50,354	$16,848

NOTE 16– INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

At March 31, 2011, the Company had 18 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 4.75% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $186.1 million at March 31, 2011.  In addition, the Company also has one interest rate cap agreement with an aggregate notional amount of $14.8 million outstanding whereby it reduced its exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through the consolidated statements of income.  The counterparties for the Company’s designated interest rate hedge contracts are Credit Suisse International and Wells Fargo Bank, National Association, with which the Company has master netting agreements.

At December 31, 2010, the Company had 10 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.17% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $166.8 million at December 31, 2010.  In addition, the Company also has one interest rate cap agreement with an aggregate notional amount of $14.8 million outstanding, as described above.

The estimated fair value of the Company’s interest rate swaps was ($12.0) million and ($13.3) million as of March 31, 2011 and December 31, 2010, respectively.  The Company had aggregate unrealized losses of $13.3 million and $14.7 million on the interest rate swap agreements as of March 31, 2011 and December 31, 2010, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(Unaudited)

NOTE 16– INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS – (Continued)

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2011 and on the consolidated statement of operations for the three months ended March 31, 2011:

Fair Value of Derivative Instruments as of March 31, 2011
(in thousands)
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate cap agreement	$14,841	Derivatives, at fair value	$	−

Interest rate swap contracts	$186,119	Derivatives, at fair value		$(12,009)

		Accumulated other comprehensive loss		$12,009

The Effect of Derivative Instruments on the Statement of Operations for the
For the Three Months Ended March 31, 2011
(in thousands)

	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Interest rate cap agreement	$14,841	Interest expense	$	−

Interest rate swap contracts	$186,119	Interest expense		$2,114

(1)      Negative values indicate a decrease to the associated balance sheet or consolidated statement of operations line items.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the unaudited consolidated financial statements, other than listed below.

On May 2, 2011, the Company sold a mezzanine loan secured by an office portfolio with an amortized cost of $19.5 million at par.  There were transaction costs of approximately $700,000 associated with the sale of this loan.  This loan is classified as a loan held for sale on the consolidated balance sheet as of March 31, 2011.

On May 2, 2011, the Company sold a B-note secured by a hotel with an amortized cost of $15.0 million for $12.75 million and recorded a $2.25 million provision for loan losses as of March 31, 2011, accordingly.  This loan is classified as a loan held for sale on the consolidated balance sheet as of March 31, 2011.

The Company received $5.6 million in proceeds related to the issuance of 899,648 shares of common stock on the Company’s dividend reinvestment plan related to April 2011.

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward-looking statements.  Please see “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of certain risks, uncertainties and assumptions associated with those statements.

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

We are externally managed by Resource Capital Manager, Inc., a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, commercial finance and financial fund management operating segments.  As of March 31, 2011, Resource America managed approximately $13.7 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and from hedging interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, payments on lease receivables and other asset-backed securities, or ABS, and the management of externally originated bank loans.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loans, CMBS, lease receivables and other ABS, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, CDOs and, to a lesser extent, other term financing as long-term financing sources.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

Ongoing problems in commercial real estate and credit markets continue to impact our operations, particularly with respect to our legacy real estate portfolio investments made in the 2005 to 2008 timeframe that are still held by us.  We refer to these investments as our legacy portfolio investments.  These problems have also affected a number of our commercial real estate borrowers and, with respect to 27 of our commercial real estate loans, caused us to enter into loan modifications.  We have increased our allowance for loan and lease losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other-than-temporary impairments in the market valuation of the CMBS and other ABS in our investment portfolio.  While we believe we have appropriately valued the assets in our investment portfolio at March 31, 2011, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.

The events occurring in the credit markets have impacted our financing and investing strategies and, as a result, our ability to originate new investments and to grow.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio had largely disappeared until mid 2010.  During 2010, we began to see a loosening in the previously frozen credit markets and in May 2010, we closed a new $120.0 million securitization on our equipment leasing portfolio.  In addition, in February 2011, we entered into a $100.0 million, two-year term facility with Wells Fargo Bank, National Association, to purchase CMBS.  In 2011, we have begun discussions with multiple potential lenders about providing commercial real estate term financing to augment our loan origination platform.  However, we caution investors that even if credit through these markets becomes more available, we may be unable to access those markets on economically favorable terms, or at all.

(Back to Index)

Credit market and economic conditions during the past three years also have resulted in a significant number of loan modifications, particularly in our commercial real estate, or CRE loans.  Borrowers have experienced deterioration in the performance of the properties we have financed or delays in implementing their business plans.  In order to assist our borrowers in effectuating their business plans, including the leasing and repositioning of the underlying assets, we have been willing to enter into loan modifications that would adapt our financing to their particular situations.  The most common loan modifications have included term extensions and modest interest rate reductions through the lowering of London Interbank Offered Rate, or LIBOR, floors, offset by increased interest rate spreads over LIBOR.  In exchange for the loan modifications, we have received partial principal pay-downs, new equity investment commitments in the properties from the borrowers or their principals, additional fees and other structural improvements and credit enhancements to the loans.  Since the beginning of 2008 through March 31, 2011, we have modified 27 commercial real estate, or CRE, loans.  Management determined that nine of these modifications was due to financial distress of the borrower and, accordingly, qualified as a troubled debt restructuring.  We expect that we may have more CRE loan modifications in the future.

As economic conditions improve, and until we are able to access the credit markets on acceptable terms, our principal strategies are to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations.  The following is a summary of repayments we received on our consolidated CDOs during the three months ended March 31, 2011:

●	$1.9 million of commercial real estate loan principal repayments;

●	$24.6 million at commercial real estate loan sale proceeds;

●	$142.0 million of bank loan principal repayments; and

●	$9.1 million of bank loan sale proceeds.

We have used recycled capital in our CRE CDO and bank loan CDO structures to make new investments at discounts to par.  As a result of the reinvested capital at discounts, the new investments will produce additional income as the discounts are accreted through interest income.  From the net discounts of approximately $15.3 million and $25.8 million, we expect to recognize income of approximately $4.1 million and $14.6 million in our CRE CDO and bank loan CDO portfolio, respectively, in 2011.

During 2010, we invested $5.0 million through Resource TRS, Inc. or Resource TRS, our taxable REIT subsidiary, in structured finance vehicles, principally CDO equity, which we have classified as trading securities.  Because of the success of that new investment, we have committed an additional $8.0 million in the March 2011 quarter.  Beginning in October 2010 through April 2011, we have underwritten five new CRE loans for a total of $40.2 million.  We also purchased seven newly underwritten CMBS for $22.8 million in the three months ended March 31, 2011 in conjunction with the Wells Fargo facility.  Furthermore, in January 2011, we discontinued directly investing in our lease receivable portfolio investments and, instead made a preferred stock investment in LEAF Commercial Capital, Inc, or LCC, a recently formed equipment leasing enterprise and a subsidiary of our Manager, through cash capital contributions and a contribution of our lease portfolio equity interests.  In February 2011, we purchased a company that manages $1.9 billion of bank loan assets and are entitled to collect senior, subordinated and incentive management fees.  As a result of these recent asset purchases and credit market events, we believe that we will be able to invest a significant portion of our available unrestricted and restricted cash balances and, as a result, modestly increase our net interest margin in 2011.

As of March 31, 2011, we had invested 71% of our portfolio in CRE assets, 17% in commercial bank loans and bank loan management, 7% in our preferred equity investment in LCC and 5% in structured notes.  As of December 31, 2010, we had invested 77% of our portfolio in CRE assets, 18% in commercial bank loans, 3% in lease receivables and 2% in structured notes.

(Back to Index)

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the provision for credit losses, recovery of deferred tax assets, fair value of investment securities, potential impairment of intangible assets and goodwill, guarantees and certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, see the discussion of our Annual Report on Form 10-K for the year ended December 31, 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations − Critical Accounting Policies and Estimates.”

Results of Operations − Three Months Ended March 31, 2011 as compared to Three Months Ended March 31, 2010

Our net income for the three months ended March 31, 2011 was $13.1 million, or $0.22 per share (basic and diluted), as compared to net income of $1.4 million, or $0.04 per share (basic and diluted), for the three months ended March 31, 2010.

Interest Income

The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	$13,048	5.91%	$878,019	$9,721	4.27%	$907,934
Commercial real estate loans	7,100	4.28%	$644,479	8,664	4.71%	$727,131
Total interest income from loans	20,148			18,385
Interest income from securities:
CMBS-private placement	2,234	6.00%	$148,578	2,534	7.53%	$131,247
Securities held-to-maturity	370	4.64%	$31,953	337	3.75%	$35,945
Other ABS	−	N/A	N/A	3	N/A	N/A
Total interest income from securities available-for-sale	2,604			2,874

Leasing	−	N/A	N/A	235	10.50%	$9,164

Interest income – other:
Preference payments on structured notes	1,291	N/A	N/A	−	N/A	N/A
Temporary investment in over-night repurchase agreements	1,186	N/A	N/A	215	N/A	N/A
Total interest income − other	2,477			215
Total interest income	$25,229			$21,709

(Back to Index)

The following table summarizes certain information relating to interest income for the periods indicated (in thousands, except percentages):

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income		Total
Three Months Ended March 31, 2011:
Bank loans	3.61%	$(23,089)	$5,052	$7,996	$	−	$13,048
Commercial real estate loans	4.34%	$(173)	(2)	7,057		45	7,100
Total interest income from loans			5,050	15,053		45	20,148

CMBS-private placement	3.27%	$(19,693)	1,016	1,218		−	2,234
Securities held-to-maturity	2.63%	$(2,726)	118	252		−	370
Other ABS			−	−		−	−
Total interest income from securities			1,134	1,470		−	2,604

Preference payments on structured notes			−	1,291		−	1,291
Other			−	1,186		−	1,186
Total interest income – other			−	2,477		−	2,477

Total interest income			$6,184	$19,000		$45	$25,229

Three Months Ended March 31, 2010:
Bank loans	3.00%	$(29,864)	$2,873	$6,848	$	−	$9,721
Commercial real estate loans	4.84%	$(36)	(6)	8,557		113	8,664
Total interest income from loans			2,867	15,405		113	18,385

CMBS-private placement	4.24%	$(30,807)	1,080	1,454		−	2,534
Securities held-to-maturity	2.38%	$(2,981)	97	240		−	337
Other ABS			−	3		−	3
Total interest income from securities			1,177	1,697		−	2,874

Leasing			−	235		−	235

Preference payments on structured notes			−	−		−	−
Other			−	215		−	215
Total interest income – other			−	215		−	215

Total interest income			$4,044	$17,552		$113	$21,709

Aggregate interest income increased $3.5 million (16%) to $25.2 million for the three months ended March 31, 2011 from $21.7 million for the three months ended March 31, 2010.  We attribute this increase to the following:

Interest Income from Loans

Aggregate interest income from loans increased $1.7 million (10%) to $20.1 million for the three months ended March 31, 2011 from $18.4 million for the three months ended March 31, 2010.

Bank loans generated $13.0 million of interest income for the three months ended March 31, 2011 as compared to $9.7 million for the three months ended March 31, 2010, an increase of $3.3 million (34%).  This increase resulted primarily from an increase in the weighted average yield earned by our bank loans to 5.91% for the three months ended March 31, 2011 from 4.27% for the three months ended March 31, 2010.  This was principally a result of an increase in accretion income to $5.1 million for the three months ended March 31, 2011 as compared to $2.9 million for the three months ended March 31, 2010.  The increase in accretion income is the result of the purchase of $608.8 million of bank loans at discounts during 2009 and 2010 and the subsequent paydown and payoff of many of these loans during the three months ended March 31, 2011 which speeds up the recognition of the discount accretion.  In addition, the normal accretion of those discounts into income is greater due to the larger discounts at March 31, 2011 as compared to March 31, 2010.  These discounted loan purchases are made as we reinvest the proceeds from loan payoffs from our borrowers and from the loans we have sold, typically for credit reasons.

(Back to Index)

The increase in bank loan accretion income was partially offset by a decrease in the weighted average balance on these loans of $29.9 million to $878.0 million for the three months ended March 31, 2011, from $907.9 million for the three months ended March 31, 2010, primarily as a result of the timing of when loans were sold or paid down and the proceeds reinvested.

The increase in interest income from bank loans was partially offset by a decrease in interest income on CRE loans which generated $7.1 million of interest income for the three months ended March 31, 2011 as compared to $8.7 million for the three months ended March 31, 2010, a decrease of $1.6 million (18%).  This decrease is a result of the following:

●
a decrease in the weighted average balance of assets of $82.6 million to $644.5 million for the three months ended March 31, 2011 from $727.1 million for the three months ended March 31, 2010 primarily as a result of payoffs and paydowns and, to a lesser extent, loan sales and write-offs of impaired loans; and

●
a decrease in the weighted average yield on these assets to 4.28% for the three months ended March 31, 2011 from 4.71% for the three months ended March 31, 2010, primarily due to decreases in LIBOR floors, which is a reference index for the rates payable on these loans, from loan modifications during 2009 and 2010.  There were $150.6 million of loans with a weighted average LIBOR floor of 2.45% at March 31, 2011 as compared to $189.6 million of loans with a weighted average LIBOR floor of 2.24% at March 31, 2010.

Interest Income from Securities

Aggregate interest income from securities available-for-sale decreased $270,000 (9%) to $2.6 million for the three months ended March 31, 2011 from $2.9 million for the three months ended March 31, 2010.  The decrease in interest income from securities available-for-sale resulted principally from CMBS-private placement which decreased $300,000 (12%) to $2.2 million for the three months ended March 31, 2011 as compared to $2.5 million for the three months ended March 31, 2010.  We attribute the decrease primarily to the decrease in the weighted average yield on these assets to 6.00% for the three months ended March 31, 2011 from 7.53% for the three months ended March 31, 2010 as a result of impairment of $35.3 million of bonds during the year ended December 31, 2010 that had higher yields than the other performing positions.  The decrease in weighted average rate was partially offset by an increase in weighted average balance of assets of $17.3 million to $148.6 million at March 31, 2011 from $131.2 million at March 31, 2010 as a result of the purchase of $22.5 million par value of assets, primarily financed through our new repurchase facility, during the three months ended March 31, 2011.

Interest Income − Leasing

Our equipment leasing portfolio generated $235,000 of interest income for the three months ended March 31, 2010.  There was no such income for the three months ended March 31, 2011 as a result the transfer of our leasing portfolio into LCC as a preferred equity investment by us.  Our investment in LCC, however, generated dividend income, as discussed in “- Other Revenue.”

Interest Income − Other

Aggregate interest income-other increased $2.3 million (1,052%) to $2.5 million for the three months ended March 31, 2011 as compared to $215,000 for the three months ended March 31, 2010.  The preference payments on structured notes generated $1.3 million for the three months ended March 31, 2011.  These payments related to our program with Resource Capital Markets vary from period to period and are based on cash flows from the underlying assets rather than on a contractual interest rate.  There was no such portfolio or income for the three months ended March 31, 2010.

(Back to Index)

Interest Expense − Three Months Ended March 31, 2011 as compared to Three Months Ended March 31, 2010

The following table sets forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$2,290	1.00%	$906,000	$2,193	0.97%	$906,000
Commercial real estate loans	1,589	1.24%	$507,362	2,113	1.43%	$587,314
CMBS–private placement	56	6.27%	$3,612	−	N/A	N/A
General	2,998	5.88%	$217,064	3,631	5.5%7	$256,048
Total interest expense	$6,933			$7,937

Aggregate interest expense decreased $1.0 million (13%) to $6.9 million for the three months ended March 31, 2011 from $7.9 million for the three months ended March 31, 2010.  We attribute this decrease to the following:

Interest expense on commercial real estate loans was $1.6 million for the three months ended March 31, 2011 as compared to $2.1 million for the three months ended March 31, 2010, a decrease of $524,000 (25%).  This decrease resulted primarily from a decrease in the weighted average balance of the related financings of $80.0 million to $507.4 million for the three months ended March 31, 2011 as compared to $587.4 million for the three months ended March 31, 2010, primarily due to the repurchase of $91.4 million of notes in 2010.

General interest expense was $3.0 million for the three months ended March 31, 2011 as compared to $3.6 million for the three months ended March 31, 2010, a decrease of $633,000 (17%).  This decrease was primarily from a decrease in the notional amount of our interest rate swap portfolio as a result of maturities on previous commitments during 2010.

Other Revenue

The following table sets forth information relating to our other revenue incurred for the periods presented (in thousands):
	Three Months Ended March 31,
	2011	2010
Other revenue:
Dividend income	661		−
Fee income	1,646		−
Total other revenue	$2,307	$	−

We received dividend income of $661,000 for the three months ended March 31, 2011 from our January 2011 investment in LCC.  There was no such investment at March 31, 2010.

We generated fee income of $1.6 million for the three months ended March 31, 2011 which is related to our February 2011 acquisition of a company that manages bank loan assets that entitles us to collect senior, subordinated, and incentive fees related to five collateralized loan obligation issuers, or CLOs.  We had no such investment or income at March 31, 2010.

(Back to Index)

Non-Investment Expenses

The following table sets forth information relating to our non-investment expenses incurred for the periods presented (in thousands):
	Three Months Ended March 31,
	2011	2010
Non-investment expenses:
Management fees – related party	$2,338	$1,152
Equity compensation − related party	460	722
Professional services	919	819
Insurance	177	212
General and administrative	945	647
Amortization of intangible asset	253	−
Income tax expense	1,809	105
Total non-investment expenses	$6,901	$3,657

Management fees – related party increased $1.2 million (103%) to $2.3 million for the three months ended March 31, 2011 as compared to $1.2 million for the three months ended March 31, 2010.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio.  The base management fees increased by $430,000 (37%) to $1.6 million for the three months ended March 31, 2011 as compared to $1.2 million for the three months ended March 31, 2010.  This increase was due to increased stockholders’ equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $106.8 million of net proceeds from the sales of common stock through our Dividend Reinvestment and stock repurchase Plan or DRIP during the year ended December 31, 2010 and the three months ended March 31, 2011 as well as the receipt of $92.9 million from the proceeds of our May 2010 and March 2011 common stock offerings.  Management fees also include fees of $756,000 for the three months ended March 31, 2011 related to our structured finance manager.  There was no such portfolio or related fee for the three months ended March 31, 2010.  There were no incentive management fees for the three months ended March 31, 2011 or 2010.

Equity compensation – related party decreased $262,000 (36%) to $460,000 for the three months ended March 31, 2011 as compared to $722,000 for the three months ended March 31, 2010.  These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America who provide investment management services to us through our Manager.  The decrease in expense was primarily the result of a decrease in our stock price and its impact on our quarterly remeasurement of the value of unvested stock.  The decrease in expense from remeasurement was partially offset by the issuance of new grants during the year.

Professional services increased $100,000 (12%) to $919,000 for the three months ended March 31, 2011 as compared to $819,000 for the three months ended March 31, 2010 as a result of an increase of $129,000 in legal fees primarily from general legal expense related to the CRE portfolio.

General and administrative expense increased $298,000 (46%) to $945,000 for the three months ended March 31, 2011 from $647,000 for the three months ended March 31, 2010.  This increase is a result of the following:

●	$136,000 of real estate expenses from our acceptance of a portfolio of condominiums as a partial loan settlement in September 2010; and

●
$81,000 of this increase is related to our agreement to reimburse Resource America for the wages, salary and benefits of our Chief Financial Officer, three accounting professionals, our Chairman and 50% of the salary and benefits of a director of investor relations.  We began reimbursing for our Chairman in February 2010.

Income tax expense increased $1.7 million (1,623%) to $1.8 million for the three months ended March 31, 2011 as compared to $105,000 for the three months ended March 31, 2010 primarily due to activity in our structured finance portfolio and fee income from our externally originated bank loan portfolio which both yielded significant pre-tax income in the 2011 period.

(Back to Index)

Other (Expense)/Income

The following table sets forth information relating to our other (expense) income incurred for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Impairment losses on investment securities	$(665)	$(2,665)
Recognized in other comprehensive loss	(665)	(2,665)
Net impairment losses recognized in earnings	−	−
Net realized gain on investment securities available-for-sale and loans	35	146
Net realized gain on investment securities, trading	2,263	−
Net unrealized loss on investment securities, trading	(336)	−
Provision for loan and lease losses	(2,606)	(15,371)
Gain on the extinguishment of debt	−	6,628
Other income (expense)	84	(112)
Total	$(560)	$(8,709)

Net realized and unrealized gains (losses) on investment securities, trading was a gain of $2.3 million and a loss of $336,000 for three months ended March 31, 2011, respectively.  No such portfolio existed prior to June 2010.  The gains are the result of sales of structured finance securities.  The losses are the result of marking the structured finance securities to market at March 31, 2011.

Our provision for loan and lease losses decreased $12.8 million (83%) to $2.6 million for the three months ended March 31, 2011 as compared to $15.4 million for the three months ended March 31, 2010.

The following table summarizes information relating to our provision for loan and lease losses for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2011	2010
CRE loan portfolio	$3,121	$15,500
Bank loan portfolio	(515)	(215)
Lease receivables	−	86
	$2,606	$15,371

The principal reason for the decrease from the three months ended March 31, 2010 was improvement in our CRE portfolio.  We had three positions for which we took a provision during the three months ended March 31, 2010  The positions had a total par amount of $48.5 million and were written down to $34.0 million for a weighted average write-down percentage of 29.9% of par.  For the three months ended March 31, 2011, we had three positions for which we took a provision.  The positions had a total par of $70.5 million with a weighted average write down percentage of 3.8% of par.

Gain on the extinguishment of debt was $6.6 million for the three months ended March 31, 2010 and is due to the buyback of a portion of the debt issued by RREF 2006-1 and RREF 2007-1 during the period.  The notes, issued at par, were bought back as an investment by us at a weighted average price of 67.3%.  The related deferred debt issuance costs were immaterial.  There was no such transaction in the three months ended March 31, 2011.

Other income (expense) increased $196,000 to income of $84,000 from an expense of $112,000.  This increase is primarily the result of an increase of $161,000 on income from a real estate joint venture.

Financial Condition

Summary.

Our total assets at March 31, 2011 were $1.9 billion virtually unchanged from December 31, 2010.  As of March 31, 2011, we held $61.5 million of unrestricted cash and cash equivalents.

Investment Portfolio.

The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of March 31, 2011 and December 31, 2010, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related fair value, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related fair value, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

(Back to Index)

	Amortized cost (3)	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
March 31, 2011
Floating rate
CMBS-private placement	$29,946	100.00%	$10,328	34.49%	$(19,618)	-65.51%
Structured notes	21,989	26.25%	31,270	37.33%	9,281	11.08%
Other ABS	−	−%	23	0.26%	23	0.26%
B notes (1)	11,492	99.93%	11,324	98.47%	(168)	-1.46%
Mezzanine loans (1)	81,878	100.00%	80,679	98.54%	(1,199)	-1.46%
Whole loans (1)	459,405	99.90%	437,906	95.23%	(21,499)	-4.67%
Bank loans (2)	865,910	97.37%	866,541	97.44%	631	0.07%
Loans held for sale (3)	23,316	86.37%	23,316	86.37%	−	−%
ABS held-to-maturity (4)	29,206	91.46%	26,903	84.26%	(2,303)	-7.20%
Total floating rate	1,523,142	93.82%	1,488,290	91.67%	(34,852)	-2.15%
Fixed rate
CMBS – private placement	75,532	58.45%	80,738	62.48%	5,206	4.03%
B notes (1)	30,925	99.51%	30,472	98.05%	(453)	-1.46%
Mezzanine loans (1)	14,004	100.40%	11,485	82.34%	(2,519)	-18.06%
Loans held for sale (3)	19,528	100.14%	19,528	100.14%	−	−%
Preferred stock and warrants	31,213	100.00%	31,213	100.00%	−	−%
Total fixed rate	171,202	76.10%	173,436	77.10%	2,234	1.00%
Grand total	$1,694,344	91.66%	$1,661,726	89.90%	$(32,618)	-1.76%

December 31, 2010
Floating rate
CMBS-private placement	$31,127	100.00%	$9,569	30.74%	$(21,558)	-69.26%
Structured notes	7,984	34.09%	17,723	75.67%	9,739	41.58%
Other ABS	−	−%	22	0.26%	22	0.26%
B notes (1)	26,485	99.94%	26,071	98.38%	(414)	-1.56%
Mezzanine loans (1)	83,699	100.00%	82,680	98.78%	(1,019)	-1.22%
Whole loans (1)	441,372	99.92%	419,207	94.91%	(22,165)	-5.01%
Bank loans (2)	856,436	96.99%	850,500	96.32%	(5,936)	-0.67%
Loans held for sale (3)	13,593	55.92%	13,593	55.92%	−	−%
ABS held-to-maturity (4)	29,036	91.08%	25,941	81.37%	(3,095)	-9.71%
Total floating rate	1,489,732	95.86%	1,445,306	93.01%	(44,426)	-2.85%
Fixed rate
CMBS – private placement	52,097	48.30%	54,369	50.41%	2,272	2.11%
B notes (1)	30,966	99.53%	30,482	97.97%	(484)	-1.56%
Mezzanine loans (1)	38,545	100.23%	31,012	80.64%	(7,533)	-19.59%
Loans held for sale (3)	15,000	75.00%	15,000	75.00%	−	−%
Lease receivables (5)	109,682	100.00%	109,612	99.94%	(70)	-0.06%
Total fixed rate	246,290	80.20%	240,475	78.30%	(5,815)	-1.90%
Grand total	$1,736,022	93.28%	$1,685,781	90.58%	$(50,241)	-2.70%

(1)
Net carrying amount includes an allowance for loan losses of $25.9 million at March 31, 2011, allocated as follows:  B notes ($621,000), mezzanine loans ($3.7 million) and whole loans ($21.6 million).  Net carrying amount includes an allowance for loan losses of $31.6 million at December 31, 2010, allocated as follows:  B notes ($899,000), mezzanine loans ($8.5 million) and whole loans ($22.2 million).

(2)
The bank loan portfolio is carried at amortized cost less allowance for loan loss and was $864.1 million at March 31, 2011.  The amount disclosed represents net realizable value at March 31, 2011, which includes a $1.8 million allowance for loan losses at March 31, 2011.  The bank loan portfolio is carried at amortized cost less allowance for loan loss and was $853.8 million at December 31, 2010.  The amount disclosed represents net realizable value at December 31, 2010, which includes a $2.6 million allowance for loan losses at December 31, 2010.

(3)	Loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.

(Back to Index)

(4)	ABS held-to-maturity are carried at amortized cost less other-than-temporary impairments.

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

At March 31, 2011 and December 31, 2010, we held $91.1 million and $64.0 million, respectively, (net of net unrealized losses of $14.4 million and $19.3 million, respectively) of CMBS recorded at fair value.  To determine fair value, we use two methods, either a dealer quote or an internal valuation model, depending upon the current level of market activity.  As of March 31, 2011 and December 31, 2010, $80.1 million and $53.7 million, respectively, of investment securities available-for-sale were valued using dealer quotes and $11.0 million and $10.3 million, respectively, were valued using the weighted average of the three measures discussed below.

For securities with higher levels of market activity, we obtain a quote from a dealer, which typically will be the dealer who sold us the security.  We have been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  As a result of how the dealers develop their quotes, the market illiquidity and low levels of trading activity all of these securities had in the past been categorized in Level 3 in the fair value hierarchy.  Due to the increased level of trading activity in 2010 and 2011, we moved some of these securities into Level 2 in the fair value hierarchy.  We evaluate the reasonableness of the quotes we receive by applying our own valuation models.  If there is a material difference between a quote we receive and the value indicated by our valuation models, we will evaluate the difference.  As part of that evaluation, we will discuss the difference with the dealer, who may revise their quote based upon these discussions.  Alternatively, we may revise our valuation models.

For investment securities available-for-sale with lower levels of market activity, we determine fair value based on taking a weighted average of the following three measures:

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

In the aggregate, we purchased our CMBS-private placement portfolio at a discount.  At March 31, 2011 and December 31, 2010, the remaining discount to be accreted into income over the remaining lives of the securities was $15.3 million and $16.6 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

There was no other-than temporary impairment recorded during the three months ended March 31, 2011 or 2010.  While our securities classified as available-for-sale have declined in fair value on a net basis, we concluded that the decline continues to be temporary.  We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.  We do not believe that any of our securities classified as available-for-sale were other-than-temporarily impaired as of March 31, 2011.

(Back to Index)

The following table summarizes our CMBS-private placement (in thousands, except percentages):

	Fair Value	During Quarter Ended March 31, 2011					Fair Value
	at						at
	December 31,	Net	Upgrades/		MTM Change on		March 31,
	2010	Purchases	Downgrades		Same Ratings		2011
Moody’s Ratings Category:
Aaa	$ −	$12,754	$	−	$	−	$12,754
Aa1 through Aa3	4,493	−		−		(26)	4,467
A1 through A3	18,570	−		−		916	19,486
Baa1 through Baa3	28,660	9,673		−		1,452	39,785
Ba1 through Ba3	1,480	−		−		1,640	3,120
B1 through B3	517	−		−		(158)	359
Caa1 through Caa3	6,739	−		−		1,080	7,819
Ca through C	3,479	−		−		(203)	3,276
Total	$63,938	$22,427	$	−		$4,701	$91,066

S&P Ratings Category:
AAA	$ −	$12,754	$	−	$	−	$12,754
A+ through A-	9,562	−		−		585	10,147
BBB+ through BBB-	36,385	9,673		(2,148)		3,033	46,943
BB+ through BB-	7,690	−		−		380	8,070
B+ through B-	−	−		2,148		−	2,148
CCC+ through CCC-	10,220	−		−		701	10,921
D	81	−		−		2	83
Total	$63,938	$22,427	$	−		$4,701	$91,066

    Structured notes.  The following table summarizes our structured notes, which are classified as investment securities, trading, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
March 31, 2011:
Structured notes	$21,989	$9,403		$(122)	$31,270
Total	$21,989	$9,403		$(122)	$31,270

December 31, 2010:
Structured notes	$7,984	$9,739	$	−	$17,723
Total	$7,984	$9,739	$	−	$17,723

We purchased 18 securities and sold eight securities during the three months ended March 31, 2011, for a gain of $2.3 million.  We held 23 and 13 investment securities, trading as of March 31, 2011 and December 31, 2010, respectively.

Other Asset-Backed Securities.  At March 31, 2011, we held two other ABS positions with a fair value of $23,000.  At December 31, 2010, we held two other ABS positions with a fair value of $23,000.  These securities are classified as available-for-sale and carried at fair value.

(Back to Index)

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Number of Loans	Amortized Cost	Contracted Interest Rates	Maturity Dates (4)
March 31, 2011:
Whole loans, floating rate (1)	27	$460,081	LIBOR plus 1.50% to LIBOR plus 5.75%	May 2011 to May 2017
B notes, floating rate	2	24,242	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2011 to October 2011
B notes, fixed rate	2	30,925	7.00% to 8.68%	July 2011 to April 2016
Mezzanine loans, floating rate	5	81,878	LIBOR plus 2.20% to LIBOR plus 3.00%	May 2011 to January 2013
Mezzanine loans, fixed rate (2)	4	33,532	8.65% to 11.00%	January 2016 to September 2016
Total (3)	40	$630,658

December 31, 2010:
Whole loans, floating rate (1)	25	$441,372	LIBOR plus 1.50% to LIBOR plus 5.75%	May 2011 to January 2018
B notes, floating rate	2	26,485	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2011 to October 2011
B notes, fixed rate	2	30,966	7.00% to 8.68%	July 2011 to April 2016
Mezzanine loans, floating rate	6	93,266	LIBOR plus 2.15% to LIBOR plus 3.00%	May 2011 to January 2013
Mezzanine loans, fixed rate (2)	5	53,545	8.14% to 11.00%	January 2016 to September 2016
Total (3)	40	$645,634

(1)
Whole loans had $9.1 million and $5.0 million in unfunded loan commitments as of March 31, 2011 and December 31, 2010, respectively.  These commitments are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	Fixed rate mezzanine loan dates exclude a loan that matured in May 2010 and is in default and has been on non-accrual status as of December 31, 2010.

(3)	The total does not include an allowance for loan losses of $25.9 million and $31.6 million recorded as of March 31, 2011 and December 31, 2010, respectively.

(4)	Maturity dates do not include possible extension options that may be available to the borrowers.

Subsequent to March 31, 2011, we entered into and completed sale agreements for two commercial real estate loans.  One loan is secured by a hotel portfolio in various locations that we sold at 85% of par, resulting in a loss of $2.25 million of which $235,000 had been previously allocated as part of our general reserve.  The second loan is secured by an office tower in New York City that we sold at par, with transactions costs resulting in a loss of $656,000.  The third loan with a fair value of $676,000 is secured by a pad for retail use in Arizona.  We expect a sale to occur during 2011.  We classified these loans as loans held for sale as of March 31, 2011.

Bank Loans.  At March 31, 2011, we held a total of $876.4 million of bank loans at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, including one loan held outside of the CDOs.  All but the loan outside of the CDOS secure the debt issued by these entities.  This is an increase of $16.0 million over our holdings at December 31, 2010.  The increase in total bank loans was principally due to improved market prices for bank loans.  We own 100% of the equity issued by Apidos CDO I, Apidos CDO III and Apidos Cinco CDO which we have determined are VIEs of which we are the primary beneficiary.  As a result, we consolidate Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.

(Back to Index)

The following table summarizes our bank loan investments as of March 31, 2011 and December 31, 2010 (in thousands, except percentages):

	March 31, 2011		December 31, 2010
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Baa1 through Baa3	$26,604	$26,805	$27,262	$27,505
Ba1 through Ba3	459,529	467,446	432,153	437,269
B1 through B3	331,332	330,772	351,147	347,664
Caa1 through Caa3	23,079	19,789	20,879	16,690
Ca	7,005	3,189	7,062	2,857
No rating provided	28,251	28,430	21,960	21,906
Total	$875,800	$876,431	$860,463	$853,891
S&P ratings category:
BBB+ through BBB-	$62,282	$62,643	$54,560	$55,004
BB+ through BB-	384,921	391,044	373,971	378,949
B+ through B-	358,469	360,019	360,581	358,068
CCC+ through CCC-	30,541	24,231	29,707	22,171
CC+ through CC-	1,633	1,369	1,633	1,279
C+ through C-	−	−	−	−
D	1,050	662	1,050	431
No rating provided	36,904	36,463	38,961	37,989
Total	$875,800	$876,431	$860,463	$853,891
Weighted average rating factor	1,901		2,061

        Asset-backed securities held-to-maturity.  At March 31, 2011, we held a total of $26.9 million of ABS held-to-maturity at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $1.0 million over our holdings at December 31, 2010.  The increase in total ABS held-to-maturity was principally due to the improved market prices.

The following table summarizes our ABS held-to-maturity, at cost as of March 31, 2011 and December 31, 2010 (in thousands, except percentages):

	March 31, 2011		December 31, 2010
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Aa1 through Aa3	$2,699	$2,924	$2,766	$3,025
A1 through A3	7,693	8,176	7,625	8,117
Baa1 through Baa3	2,875	2,875	1,950	1,950
Ba1 through Ba3	1,584	1,540	2,503	2,338
B1 through B3	6,534	5,471	4,998	3,881
Caa1 through Caa3	7,821	5,917	9,194	6,630
Ca	−	−	−	−
Total	$29,206	$26,903	$29,036	$25,941

S&P ratings category:
AA+ through AA-	$5,139	$5,452	$5,099	$5,437
A+ through A-	5,253	5,648	5,292	5,705
BBB+ through BBB-	3,521	3,529	3,516	3,479
BB+ through BB-	393	309	3,062	2,765
B+ through B-	3,302	3,232	−	−
No rating provided	11,598	8,733	12,067	8,555
Total	$29,206	$26,903	$29,036	$25,941
Weighted average rating factor	3,107		3,105

(Back to Index)

The following table provides information as to the lien status of our bank loans.  All, except $850,000 of first lien loans, are held by the indicated CDOs, which we consolidate (in thousands):

	Amortized Cost (1)
	Apidos I	Apidos III	Apidos Cinco	Total
March 31, 2011:
Loans held for investment:
First lien loans	$292,994	$242,795	$298,658	$834,447
Second lien loans	10,689	9,126	10,151	29,966
Subordinated second lien loans	163	122	−	285
Defaulted second lien loans	−	−	362	362
Total	303,846	252,043	309,171	865,060
First lien loans held for sale at fair value	4,442	2,472	2,976	9,890
Total	$308,288	$254,515	$312,147	$874,950

December 31, 2010:
Loans held for investment:
First lien loans	$288,163	$236,142	$296,208	$820,513
Second lien loans	12,902	10,011	11,513	34,426
Subordinated second lien loans	163	122	−	285
Defaulted second lien loans	−	−	362	362
Total	301,228	246,275	308,083	855,586
First lien loans held for sale at fair value	2,822	−	1,205	4,027
Total	$304,050	$246,275	$309,288	$859,613

(1)	All loans are senior and secured unless otherwise noted.

Lease Receivables.  Investments in lease receivables, net of unearned income, were as follows (in thousands):

	March 31,		December 31,
	2011		2010
Leases, net of unearned income	$	−	$75,908
Operating leases		−	17,900
Notes receivable		−	15,874
Subtotal		−	109,682
Allowance for lease losses		−	(70)
Total	$	−	$109,612

On January 4, 2011, our wholly-owned subsidiary, Resource TRS, made a preferred investment in LCC, a newly-formed equipment financing subsidiary of LEAF Financial Corporation, or LEAF Financial, a subsidiary of Resource America.  Resource TRS contributed capital of approximately $26.2 million to LCC in the form of approximately $5.2 million in cash, and $21.0 million of equity interests in LEAF Funding 3, a wholly-owned subsidiary of Resource TRS.  As part of the transaction, LEAF Financial contributed its assets relating to its equipment lease and note origination, servicing and finance business to LCC.  Also, senior management personnel of LEAF Financial, or collectively, the Management Parties, contributed capital to LCC in the form of all of the shares of common stock they owned in LEAF Financial in exchange for 10% of the shares of LCC common stock on a fully-diluted basis.  The foregoing capital investments in LCC were made pursuant to a Transfer and Contribution Agreement among the registrant, LEAF Financial, LCC, Resource TRS and the Management Parties, or the TCA.  This transaction resulted in the deconsolidation of our leasing operations.

Pursuant to the TCA, in return for Resource TRS’s capital investments, LCC issued and delivered to Resource TRS 2,626.783 shares of LCC Series A preferred stock and warrants to purchase 4,800 shares of LCC common stock for an exercise price of $0.01 per share, representing 48% of LCC’s common stock on a fully-diluted basis, classified as securities available-for-sale on our consolidated balance sheet.

(Back to Index)

As set forth in the TCA, on January 4, 2011, Resource TRS also delivered to LCC a Share Purchase Agreement, under which LCC is permitted to require Resource TRS to purchase up to an additional $10.0 million of Preferred Stock on the terms set forth therein.  The preferred stock carries a coupon of 10%, of which 2% is received in cash and 8% is paid in-kind.

Restricted cash.  At March 31, 2011, we had restricted cash of $159.6 million, which consisted of $157.1 million of restricted cash in our five CDOs, and $2.5 million held in a margin account related to our swap portfolio.  At December 31, 2010, we had restricted cash of $168.2 million, which consisted of $160.5 million of restricted cash in our five CDOs, $5.2 million of restricted cash in our leasing securitization and $2.5 million held in a margin account, related to our swap portfolio.  The decrease of $8.6 million is primarily related to reinvestments in our CRE CDOs.  The majority of this cash had not been reinvested as of December 31, 2010.

Interest Receivable.  At March 31, 2011, we had interest receivable of $5.6 million, which consisted of $5.6 million of interest on our securities, loans and structured notes and $9,000 of interest earned on escrow and sweep accounts.  At December 31, 2010, we had interest receivable of $6.3 million, which consisted of $6.3 million of interest on our securities, loans and lease receivables and $9,000 of interest earned on escrow and sweep accounts.  The decrease of $775,000 this decrease is primarily the result of a reduction of $714,000 in interest receivable on structured notes due to the timing of when payments were due and received and a decrease of $280,000 in interest receivable on our bank loan portfolio due to repayments and sales of positions during the three months ended March 31, 2011.  The decrease was partially offset by an increase of $169,000 related to intercompany loans and a $40,000 increase in interest receivable on our commercial real estate loan portfolio due to the origination of two new loans.

Other Assets.  The following table summarizes our other assets as of December 31, 2010 and 2009 (in thousands):

	March 31,	December 31,
	2011	2010
Other receivables	$312	$1,374
Prepaid assets	1,104	590
Dividend receivable	661	−
Management fees receivable	956	−
Principal paydown	60	468
Total	$3,093	$2,432

Other assets increased $661,000 to $3.1 million as of March 31, 2011 from $2.4 million as of December 31, 2010.  This increase resulted primarily from the following:

●	an increase of $514,000 in prepaid assets which is primarily related to the director and officer insurance policy and the timing of when it is paid;

●	an increase of $661,000 in dividend receivables as a result of our January 2011 investment in LCC; and

●
an increase of $956,000 in management fees receivables which are related to our investment in a subsidiary which entitles us to collect senior, subordinated and incentive fees related to five collateralized loan obligations.  There were no such fees for the three months ended March 31, 2010.

The increase in other assets was partially offset by a decrease of $1.1 million in other receivables principally due to receivables on our leasing portfolio which was sold on January 4, 2011.  In addition principal paydowns decreased $408,000 due to the timing of our receipt of payments on our leasing and bank loan portfolios.

(Back to Index)

Hedging Instruments.  Our hedges at March 31, 2011 and December 31, 2010 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With the pending maturity of several agreements, we expect that the fair value of our hedges will modestly improve during the remainder of 2011.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at March 31, 2011 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$12,965	4.63%	12/04/06	07/01/11	$(143)
Interest rate swap	1 month LIBOR	1,071	0.31%	03/04/11	08/01/11	−
Interest rate swap	1 month LIBOR	3,239	0.30%	03/16/11	08/01/11	−
Interest rate swap	1 month LIBOR	12,150	5.44%	06/08/07	03/25/12	(611)
Interest rate swap	1 month LIBOR	12,750	5.27%	07/25/07	08/06/12	(824)
Interest rate swap	1 month LIBOR	1,022	0.64%	02/23/11	11/01/13	(1)
Interest rate swap	1 month LIBOR	329	0.51%	03/18/11	11/01/13	−
Interest rate swap	1 month LIBOR	1,215	0.55%	03/28/11	11/01/13	−
Interest rate swap	1 month LIBOR	4,250	0.84%	03/31/11	01/18/14	(4)
Interest rate swap	1 month LIBOR	4,143	1.93%	02/14/11	05/01/15	(26)
Interest rate swap	1 month LIBOR	4,250	1.95%	04/01/11	03/18/16	(6)
Interest rate swap	1 month LIBOR	34,176	4.13%	01/10/08	05/25/16	(2,031)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/09/07	10/01/16	(151)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(314)
Interest rate swap	1 month LIBOR	81,399	5.58%	06/08/07	04/25/17	(7,099)
Interest rate swap	1 month LIBOR	1,726	5.65%	06/28/07	07/15/17	(149)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/19/07	07/15/17	(331)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/07/07	07/25/17	(319)
Total		$186,119	4.75%			$(12,009)

In addition, we also had an interest rate cap agreement with a notional of $14.8 million outstanding as of March 31, 2010 which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and as a result the change in fair value is recorded through the consolidated statement of operations.  The interest rate cap had an effective date of January 8, 2009, has a maturity date of August 5, 2011 and has a cap rate of 2.00%.  The interest rate cap had a fair value of $60 as of December 31, 2010.

As of December 31, 2010, we had entered into hedges with a notional amount of $166.8 million and maturities ranging from July 2011 to July 2017.  At December 31, 2010, the fair value on our interest rate swap agreements was ($13.3) million.

CMBS – Term Repurchase Facility.  In February 2011, our wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of commercial mortgage-backed securities.  We guaranteed RCC Real Estate and RCC Commercial’s performance of their obligations under the repurchase agreement.  At March 31, 2011, RCC Real Estate had borrowed $15.1 million, all of which we had guaranteed, less unamortized deferred debt issuance costs for a net of $14.6 million.  At March 31, 2011, borrowings under the repurchase agreement were secured by commercial mortgage-backed securities with an estimated fair value of $17.5 million and had a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.50% at March 31, 2011.

Collateralized Debt Obligations.  As of March 31, 2011, we had executed and retained equity in five CDO transactions as follows:

●
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008. an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, and $250,000 of the Class J senior notes in January 2010.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2011, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 0.81%.

(Back to Index)

●
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  RCC Commercial Inc., or RCC Commercial, a subsidiary of ours, purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2011, the notes issued to outside investors had a weighted average borrowing rate of 0.82%.

●
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in June 2009, $3.5 million of the Class E senior note and $4.0 million of the Class F senior notes in September 2009 and $20.0 million of the Class A-1 senior notes in February 2010.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2011, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 1.32%.

●
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2011, the notes issued to outside investors had a weighted average borrowing rate of 0.76%.

●
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $28.5 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2011, the notes issued to outside investors had a weighted average borrowing rate of 0.88%.

Trust Preferred Securities.  In May and September 2006, we formed Resource Capital Trust I, or RCT I, and RCC Trust II, or RCT II, respectively, for the sole purpose of issuing and selling trust preferred securities.  Resource Capital Trust I and RCC Trust II are not consolidated into our consolidated financial statements because we are not deemed to be the primary beneficiary of either trust.  We own 100% of the common shares of each trust, each of which issued $25.0 million of preferred shares to unaffiliated investors.  Our rights as the holder of the common shares of each trust are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, our economic and voting rights are pari passu with the preferred shareholders.  We record each of our investments in the trusts’ common shares of $774,000 as an investment in unconsolidated trusts and record dividend income upon declaration by each trust.  The junior subordinated debentures’ debt issuance costs are deferred in other assets in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of income.

In October 2009, we amended our unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provides for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under our guarantee.  The covenant waiver expires on January 1, 2012.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at March 31, 2011 were $39,000 and $38,000, respectively.  The interest rate adjustment took effect as of October 1, 2009 and expires on September 30, 2011.  The rates for RCT I and RCT II at March 31, 2011, were 6.26% and 6.25%, respectively.  The rates for RCT I and RCT II at December 31, 2010, were 6.25% and 6.24%, respectively.  The additional cost is approximately $280,000 per quarter.

(Back to Index)

Financing Receivables

The following tables show the allowance for loan and lease receivable losses and recorded investments in loans and lease receivables at the dates indicated (in thousands):

	Commercial Real Estate Loans		Bank Loans		Loans Receivable- Related Party		Total
March 31, 2011:
Allowance for losses at January 1, 2011		$31,617		$2,616	$	−		$34,233
Provision for loan loss		3,121		(515)		−		2,606
Loans charged-off		(8,900)		(270)		−		(9,170)
Recoveries		−		−		−		−
Allowance for losses at March 31, 2011		$25,838		$1,831	$	−		$27,669
Ending balance:
Individually evaluated for impairment		$15,300		$112	$	−		$15,412
Collectively evaluated for impairment		$10,538		$1,719	$	−		$12,257
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$36,000		$362	$	−		$36,362
Collectively evaluated for impairment		$594,658		$875,438		$9,689		$1,479,785
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−

	Commercial Real Estate Loans		Bank Loans		Lease Receivables		Loans Receivable-Related Party		Total
December 31, 2010:
Allowance for losses at January 1, 2010		$29,297		$17,825		$1,140	$	−		$48,262
Provision for loan loss		44,357		(1,348)		312		−		43,321
Loans charged-off		(42,037)		(13,861)		(1,432)		−		(57,330)
Recoveries		−		−		50		−		50
Allowance for losses at December 31, 2010		$31,617		$2,616		$70	$	−		$34,303
Ending balance:
Individually evaluated for impairment		$20,844		$112	$	−	$	−		$20,956
Collectively evaluated for impairment		$10,773		$2,504		$70	$	−		$13,347
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$42,219		$362		$10,024	$	−		$52,605
Collectively evaluated for impairment		$603,415		$860,101		$99,658		$9,927		$1,573,101
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

(Back to Index)

Credit quality indicators

Bank Loans

We use a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-5 with 1 representing our highest rating and 5 representing our lowest rating.  We also designate loans that are sold after the period then ended as such at their fair market value, net of any allowances and costs associated with the loan sales.  We consider such things as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies, and industry dynamics.

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2011:
Bank loans	$787,108	$31,150	$41,330	$5,960	$362	$9,890	$875,800

As of December 31, 2010:
Bank loans	$759,162	$43,858	$45,115	$7,940	$362	$4,027	$860,464

All of our bank loans are performing with the exception of one loan with a par amount of $362,000 which has been in default since September 2010.

Commercial Real Estate Loans

We use a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing our highest rating and 4 representing our lowest rating.  We also designate loans that are sold after the period then ended as such at their fair market value, net of any allowances and costs associated with the loan sales.  In addition to the underlying performance of the loan collateral, we consider such things as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms.

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale		Total
As of March 31, 2011:
Whole loans	$169,503	$45,559	$208,343	$36,000		$676	$460,081
B notes	16,508	11,492	14,417	−		12,750	55,167
Mezzanine loans	7,525	33,805	54,552	−		19,528	115,410
	$193,536	$90,856	$277,312	$36,000		$32,954	$630,658
As of December 31, 2010:
Whole loans	$123,350	$16,143	$264,660	$37,219	$	−	$441,372
B notes	16,538	−	40,913	−		−	57,451
Mezzanine loans	32,635	−	84,610	5,000		24,566	146,811
	$172,523	$16,143	$390,183	$42,219		$24,566	$645,634

As of March 31, 2011, all of our commercial real estate loans are performing.  As of December 31, 2010 all of our commercial real estate loans are performing with the exception of one loan with a par amount of $5.0 million which has been in default since May 2010.  This position was charged off as of March 31, 2011.

(Back to Index)

Loan and Lease Receivable Portfolios Aging Analysis

The following tables show the loan and lease receivable portfolio aging analysis at the dates indicated at cost basis (in thousands):

					Greater					Total Loans
		30-59		60-89	than 90	Total Past			Total Loans	> 90 Days and
	Days		Days		Days	Due		Current	Receivable	Accruing
March 31, 2011:
Whole loans	$	−	$	−	$ −	$	−	$460,081	$460,081	$	−
B notes		−		−	−		−	55,167	55,167		−
Mezzanine loans		−		−	−		−	115,410	115,410		−
Bank loans		−		−	362		362	875,438	875,800		−
Loans receivable- related party		−		−	−		−	9,689	9,689		−
Total loans	$	−	$	−	$362		$362	$1,515,785	$1,516,147	$	−

December 31, 2010:
Whole loans	$	−	$	−	$ −	$	−	$441,372	$441,372	$	−
B notes		−		−	−		−	57,451	57,451		−
Mezzanine loans		−		−	5,000		5,000	141,811	146,811		−
Bank loans		−		−	−		−	860,463	860,463		−
Lease receivables		630		237	829		1,696	107,986	109,682		−
Loans receivable- related party		−		−	−		−	9,927	9,927		−
Total loans		$630		$237	$5,829		$6,696	$1,619,010	$1,625,706	$	−

Impaired Loans and Lease Receivables

The following tables show impaired loans and lease receivables (in thousands):

					Average
			Unpaid		Investment	Interest
	Recorded		Principal	Specific	in Impaired	Income
	Balance		Balance	Allowance	Loans	Recognized
March 31, 2011:
Loans and lease receivables without a specific valuation allowance:
Whole loans	$112,433	(1)	$112,433	$ −	$111,959	$513
B notes	−		−	−	−	−
Mezzanine loans	−		−	−	−	−
Bank loans	−		−	−	−	−
Loans and lease receivables with a specific valuation allowance:
Whole loans	36,000		36,000	(15,300)	35,880	227
B notes	−		−	−	−	−
Mezzanine loans	−		−	−	5,000	−
Bank loans	362		362	(112)	362	−

Total:
Whole loans	$148,433		$148,433	$(15,300)	$147,839	$740
B notes	−		−	−	−	−
Mezzanine loans	−		−	−	5,000	−
Bank loans	362		362	(112)	362	−
	$148,795		$148,795	$(15,412)	$153,201	$740

(Back to Index)

					Average
			Unpaid		Investment	Interest
	Recorded		Principal	Specific	in Impaired	Income
	Balance		Balance	Allowance	Loans	Recognized
December 31, 2010:
Loans and lease receivables without a specific valuation allowance:
Whole loans	$111,401	(1)	$111,401	$ −	$58,058	$1,133
B notes	−		−	−	−	−
Mezzanine loans	−		−	−	−	−
Bank loans	−		−	−	−	−
Lease receivables	−		−	−	−	−
Loans and lease receivables with a specific valuation allowance:
Whole loans	37,219		37,219	(15,844)	36,740	993
B notes	−		−	−	−	−
Mezzanine loans	5,000		5,000	(5,000)	5,000	−
Bank loans	362		362	(112)	8,971	−
Lease receivables	10,024		10,024	(4,107)	4,791	−

Total:
Whole loans	$148,620		$148,620	$(15,844)	$94,798	$2,126
B notes	−		−	−	−	−
Mezzanine loans	5,000		5,000	(5,000)	5,000	−
Bank loans	362		362	(112)	8,971	−
Lease receivables	10,024		10,024	(4,107)	4,791	−
	$164,006		$164,006	$(25,063)	$113,560	$2,126

(1)
Specific allowances were not taken on whole loans of $112.4 million and $111.4 million of par value as of March 31, 2011 and December 31, 2010, respectively that were evaluated for and deemed to be troubled debt restructurings, or TDRs.  These TDRs do not have an associated specific loan loss allowance because the principal and interest amount is considered recoverable based on expected collateral performance and / or guarantees made by the borrowers.

Stockholders’ Equity

Stockholders’ equity at March 31, 2011 was $427.2 million and included $14.4 million of net unrealized losses on our available-for-sale portfolio, and $13.3 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2010 was $348.3 million and included $19.3 million of unrealized losses on our available-for-sale portfolio and $13.3 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  The increase in stockholder’s equity during the three months ended March 31, 2011 was principally due to the proceeds received related to our stock offering in March 2011 and our DRIP during the quarter.

Fluctuations in market values of assets in our available-for-sale portfolio that have not been other-than-temporarily impaired, do not impact our income determined in accordance with GAAP, or our taxable income, but rather are reflected on our consolidated balance sheets by changing the carrying value of the asset and stockholders’ equity under ‘‘Accumulated Other Comprehensive Loss.”

The following table reconciles GAAP net income to adjusted net income, which is a non-GAAP financial measure. (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income − GAAP	$13,142	$1,406
Adjustments:
Provision for loan and lease losses (2)	2,606	15,371
Gains on the extinguishment of debt	−	(6,628)
Adjusted net income, excluding non-cash items (1)	$15,748	$10,149
Adjusted net income per share – diluted, excluding non-cash items	$0.26	$0.27

(Back to Index)

(1)
During 2010, we evaluated our performance based on several performance measures, including adjusted net income, in addition to net income and estimated REIT taxable income.  Adjusted net income represents net income available to common shares, computed in accordance with GAAP, before provision for loan and lease losses, gain on the extinguishment of debt and non-operating capital items.  These items are recorded in accordance with GAAP and are typically non-cash or non-operating items that do not impact our operating performance or ability to pay a dividend.

Management views adjusted net income as a useful and appropriate supplement to GAAP net income because it helps management evaluate our performance without the effects of certain GAAP adjustments that may not have a direct financial impact on our current operating performance and dividend paying ability. Management uses adjusted net income to evaluate the performance of our investment portfolios, ability to manage its expenses and dividend paying ability before the impact of non-cash adjustments and non-operating capital gain or loss recorded in accordance with GAAP.  We believe this is a useful performance measure for investors to evaluate these aspects of our business as well.  The most significant adjustments we exclude in determining adjusted earnings as of March 31, 2011 and 2010 are the provision for loan and lease losses, loss from asset impairments and gain on the extinguishment of debt.  Management excludes all such items from our calculation of adjusted net income because these items are not charges or losses which would impact our current operating performance.  However, by excluding these significant items, adjusted net income reduces an investor’s understanding of our operating performance by excluding management’s expectation of possible future gains or losses from our investment portfolio.

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

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income − GAAP	$13,142	$1,406
Taxable REIT subsidiary’s (income) loss	(2,004)	(125)
Adjusted net income	11,138	1,281
Adjustments:
Share-based compensation to related parties	(93)	(316)
Provision for loan and lease losses unrealized	3,122	15,500
Equity in income of real estate joint venture	(4,473)	−
Net book to tax adjustment for the inclusion of our taxable foreign REIT subsidiaries	(1,098)	(6,378)
Subpart F income limitation (2)	−	322
Other net book to tax adjustments	11	(1,083)
Estimated REIT taxable income	$8,607	$9,326

Amounts per share – diluted	$0.14	$0.24

(Back to Index)

(1)
We believe that a presentation of estimated REIT taxable income provides useful information to investors regarding our financial condition and results of operations as this measurement is used to determine the amount of dividends that we are required to declare to our stockholders in order to maintain our status as a REIT for federal income tax purposes.  Since we, as a REIT, expects to make distributions based on estimated REIT taxable income, we expect that our distributions may at times be more or less than our reported GAAP net income.  Total estimated REIT taxable income is the aggregate amount of estimated REIT taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries.  Estimated REIT taxable income excludes the undistributed taxable income (if any) of our domestic taxable REIT subsidiary, which is not included in REIT taxable income until distributed to us.  There is no requirement that our domestic taxable REIT subsidiary distribute its income to us.  Estimated REIT taxable income, however, includes the taxable income of our foreign taxable REIT subsidiaries because we generally will be required to recognize and report their taxable income on a current basis.  Because not all companies use identical calculations, this presentation of estimated REIT taxable income may not be comparable to other similarly-titled measures of other companies.

(2)
U.S. shareholders of controlled foreign corporations are required to include their share of such corporations’ income on a current basis; however, losses sustained by such corporations do not offset income of their U.S. shareholders on a current basis.

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

Liquidity and Capital Resources

As of March 31, 2011, our principal sources of current liquidity were $46.6 million of net proceeds from our March 2011 offering and $30.1 million of proceeds from sales of common stock through our DRIP and funds available in existing CDO financings of $157.1 million at March 31, 2011.  As of December 31, 2010, our principal sources of current liquidity were $42.8 million of net proceeds from our May 2010 offering and $76.8 million of proceeds from sales of common stock through our DRIP, funds available in existing CDO financings of $160.5 million and $84.9 million of availability under our repurchase agreement with Wells Fargo Bank, National Association to finance the purchase of CMBS.

Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through March 31, 2011, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

(Back to Index)

The following table sets forth collateralized debt obligations – distributions and coverage test summary for the periods presented (in thousands):

				Annualized
				Interest
				Coverage	Overcollateralization
		Cash Distributions		Cushion	Cushion
			Three Months
		Year Ended	Ended	As of	As of	As of Initial
		December 31,	March 31,	March 31,	March 31,	Measurement
Name	CDO Type	2010 (1)	2011 (1)	2011 (2) (3)	2011 (4)	Date
		(actual)	(actual)
Apidos CDO I	CLO	$7,695	$2,057	$9,639	$14,181	$17,136
Apidos CDO III	CLO	$6,552	$1,961	$3,885	$8,951	$11,269
Apidos Cinco CDO	CLO	$7,792	$2,304	$5,189	$21,906	$17,774
RREF 2006-1	CRE CDO	$8,929	$1,773	$6,407	$10,512	$24,941
RREF 2007-1	CRE CDO	$15,068	$3,317	$8,355	$10,857	$26,032

(1)	Distributions on retained equity interests in CDOs (comprised of note investment and preference share ownership).

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)	Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to our preference shares.

(4)	Overcollateralization cushion represents the amount by which the collateral held by the CDO issuer exceeds the maximum amount required.

At April 30, 2011, after paying the first quarter dividend, RCC’s liquidity of $207.8 million consists of two primary sources:

●	unrestricted cash and cash equivalents of $38.3 million and restricted cash of $2.0 million in margin call accounts; and

●	capital available for reinvestment in its five CDO entities of $167.5 million, of which $0.7 million is designated to finance future funding commitments on CRE loans.

Our leverage ratio may vary as a result of the various funding strategies we use.  As of March 31, 2011 and December 31, 2010, our leverage ratio was 3.6 times and 4.4 times, respectively.  The decrease in leverage ratio was primarily due to the March 2011 offering proceeds and DRIP proceeds received, during the three months ended March 31, 2011.

Distributions

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.  On March 18, 2011, we declared a quarterly distribution of $0.25 per share of common stock, $17.6 million in the aggregate, which was paid on April 28, 2011 to stockholders of record on March 31, 2011.

Our 2011 dividends will be determined by our board of directors who will also consider the composition of any common dividends declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  The Internal Revenue Service, in Revenue Procedure 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITs.  That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011.  It provides that publicly-traded REITs can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met.  These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  We have not used this Revenue Procedure with respect to any distributions to date, but we are permitted to do so for distributions with respect to 2011.

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year		1 – 3 years		3 – 5 years		More than 5 years
CDOs (1)	$1,398,653	$	−	$	−	$	−	$1,398,653
Repurchase Agreements (2)	15,115		15,115		−		−	−
Unsecured junior subordinated debentures (3)	51,548		−		−		−	51,548
Base management fees (4)	7,016		7,016		−		−	−
Total	$1,472,332		$22,131	$	−	$	−	$1,450,201

(1)
Contractual commitments do not include $21.4 million, $29.6 million, $24.2 million, $30.9 million and $55.4 million of interest expense payable through the non-call dates of July 2010, May 2011, June 2011, August 2011 and June 2012, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1 and RREF 2007-1.  The non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitments includes $5,000 of interest expense payable through the maturity date of April 18, 2011 on our repurchase agreements.

(3)
Contractual commitments do not include $56.1 million and $57.2 million of interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

At March 31, 2011, we had 18 interest rate swap contracts with a notional value of $186.1 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of March 31, 2011, the average fixed pay rate of our interest rate hedges was 4.75% and our receive rate was one-month LIBOR, or 0.25%.  In addition, we also had an interest rate cap agreement with a notional amount of $14.8 million outstanding which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through our consolidated statements of income.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of March 31, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

We have certain unfunded commitments related to our commercial real estate loan portfolio that we may be required to fund in the future.  Our unfunded commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria.  Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.  As of March 31, 2011, we had six loans with unfunded commitments totaling $9.1 million, of which $940,000 will be funded by restricted cash in RREF CDO 2007-1.

(Back to Index)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2011 and December 31, 2010, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The following sensitivity analysis tables show, at March 31, 2011 and December 31, 2010, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	March 31, 2011
	Interest rates fall 100 basis points	Unchanged		Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value	$60,783		$58,090	$55,524
Change in fair value	$2,693	$	−	$(21,566)
Change as a percent of fair value	4.64%		−%	4.42%

Hedging instruments
Fair value	$(26,399)		$(12,009)	$(6,162)
Change in fair value	$(14,390)	$	−	$7,130
Change as a percent of fair value	119.83%		−%	53.64%

	December 31, 2010
	Interest rates fall 100 basis points	Unchanged		Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$56,491		$54,125	$51,939
Change in fair value	$2,336	$	−	$(2,216)
Change as a percent of fair value	4.31%		−%	4.09%

Hedging instruments:
Fair value	$(20,622)		$(13,292)	$(6,162)
Change in fair value	$(7,330)	$	−	$7,130
Change as a percent of fair value	55.15%		−%	53.64%

(1)	Includes the fair value of available-for-sale investments that are sensitive to interest rate change.

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

Changes in Internal Control of Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
In accordance with the provisions of the management agreement, on January 31, 2011, we issued 4,482 shares of common stock to the Manager.  These shares represented 25% of the Manager’s quarterly incentive compensation fee that accrued for the three months ended December 31, 2010.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
10.1(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (4)
10.1(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (5)
10.1(c)	Second Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of August 17, 2010. (8)
10.1(d)	Third Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc., dated February 24, 2011. (11)
10.2	Transfer and Contribution Agreement by and among LEAF Financial Corporation, Resource TRS, Inc., Resource Capital Corp. and LEAF Commercial Capital, Inc. dated January 4, 2011. (9)
10.3(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February 1, 2011. (10)
10.3(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
10.4	2005 Stock Incentive Plan. (1)
10.5	2007 Omnibus Equity Compensation Plan. (7)

(Back to Index)

10.6(a)	Purchase Agreement by and between Churchill Financial Holdings, LLC and Resource TRS II, Inc., dated February 11, 2011.
10.6(b)	Guaranty by Resource Capital Corp., as guarantor, dated February 11, 2011.
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2010.

(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2011.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: May 10, 2011	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: May 10, 2011	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer