Form 10-Q
period 2011-06-30
Resource Capital Corp.
filed 2011-08-08
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☑No ☐

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

The number of outstanding shares of the registrant’s common stock on August 3, 2011 was 74,436,286 shares.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$46,898	$29,488
Restricted cash	188,897	168,192
Investment securities, trading	32,345	17,723
Investment securities available-for-sale, pledged as collateral, at fair value	82,242	57,998
Investment securities available-for-sale, at fair value	45,866	5,962
Investment securities held-to-maturity, pledged as collateral	29,616	29,036
Property available-for-sale	4,444	4,444
Investments in real estate	31,599	−
Loans, pledged as collateral and net of allowances of $29.7 million and $34.2 million	1,455,445	1,443,271
Loans held for sale	1,650	28,593
Lease receivables, pledged as collateral, net of allowances of $0 and $70,000 and net of unearned income	−	109,612
Loans receivable–related party	9,663	9,927
Investments in unconsolidated entities	6,437	6,791
Dividend reinvestment plan proceeds receivable	−	10,000
Interest receivable	5,107	6,330
Deferred tax asset	4,401	4,401
Intangible assets	21,678	−
Other assets	6,145	2,432
Total assets	$1,972,433	$1,934,200
LIABILITIES
Borrowings	$1,473,202	$1,543,251
Distribution payable	18,567	14,555
Accrued interest expense	1,382	1,618
Derivatives, at fair value	16,535	13,292
Deferred tax liability	9,798	9,798
Accounts payable and other liabilities	19,569	3,360
Total liabilities	1,539,053	1,585,874
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 74,230,500 and 58,183,425 shares issues and outstanding (including 1,192,388 and 534,957 unvested restricted shares)	74	58
Additional paid-in capital	630,420	528,373
Accumulated other comprehensive loss	(37,131)	(33,918)
Distributions in excess of earnings	(159,983)	(146,187)
Total stockholders’ equity	433,380	348,326
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,972,433	$1,934,200

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES
Interest income:
Loans	$20,591	$19,389	$41,841	$37,938
Securities	2,955	2,895	5,715	5,769
Leases	−	1,928	−	2,163
Interest income − other	1,716	248	2,935	299
Total interest income	25,262	24,460	50,491	46,169
Interest expense	7,062	8,929	13,995	16,866
Net interest income	18,200	15,531	36,496	29,303
Rental income	157	−	180	−
Dividend income	866	−	1,527	−
Fee income	2,253	−	3,899	−
Total revenues	21,476	15,531	42,102	29,303
OPERATING EXPENSES
Management fees − related party	3,148	4,288	5,486	5,440
Equity compensation − related party	623	197	1,083	919
Professional services	989	876	1,908	1,695
Insurance	159	180	336	392
Rental operating expense	176	−	312	−
General and administrative	1,130	864	1,939	1,511
Depreciation on operating leases	−	685	−	685
Depreciation and amortization	756	−	1,009	−
Income tax expense	1,171	1,132	2,980	1,237
Total expenses	8,152	8,222	15,053	11,879
	13,324	7,309	27,049	17,424
OTHER (EXPENSE) INCOME
Net impairment losses recognized in earnings	(4,649)	(6,058)	(4,649)	(6,058)
Net realized gain on investment securities available-for-sale and loans	3,696	190	3,852	336
Net realized and unrealized gain on investment securities, trading	1,473	2,528	3,279	2,528
Provision for loan and lease losses	(4,113)	(7,897)	(6,719)	(23,268)
Gain on the extinguishment of debt	−	16,407	−	23,035
Other (expense) income	(512)	883	(451)	771
Total other (expense) income	(4,105)	6,053	(4,688)	(2,656)
NET INCOME	$9,219	$13,362	$22,361	$14,768
NET INCOME PER SHARE – BASIC	$0.13	$0.30	$0.34	$0.36
NET INCOME PER SHARE – DILUTED	$0.13	$0.30	$0.34	$0.36
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − BASIC	70,704,579	44,424,281	65,455,811	41,233,517
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − DILUTED	71,008,075	44,724,087	65,732,464	41,555,127
DIVIDENDS DECLARED PER SHARE	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2011
(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Total Stockholders’ Equity	Comprehensive Income
Balance, January 1, 2011	58,183,425	$58	$528,373	$(33,918)	$	−	$(146,187)	$348,326
Proceeds from common stock offering	6,900,000	7	47,603	−		−	−	47,610
Proceeds from dividend reinvestment and stock purchase plan	8,176,573	8	54,556	−		−	−	54,564
Offering costs	−	−	(1,228)	−		−	−	(1,228)
Stock based compensation	970,847	1	33	−		−	−	34
Amortization of stock based compensation	−	−	1,083	−		−	−	1,083
Forfeitures	(345)	−	−	−		−	−	−
Net income	−	−	−	−		22,361	−	22,361	$22,361
Securities available-for-sale, fair value adjustment, net	−	−	−	(82)		−	−	(82)	(82)
Designated derivatives, fair value adjustment	−	−	−	(3,131)		−	−	(3,131)	(3,131)
Distributions on common stock	−	−	−	−		(22,361)	(13,796)	(36,157)
Comprehensive income	−	−	−	−		−	−	−	$19,148
Balance, June 30, 2011	74,230,500	$74	$630,420	$(37,131)	$	−	$(159,983)	$433,380

The accompanying notes are an integral part of this statement

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,361	$14,768
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6,719	23,268
Depreciation and amortization of term facilities and real estate investments	293	410
Depreciation on operating leases	−	685
Accretion of net discounts on loans held for investment	(9,720)	(6,056)
Accretion of net discounts on securities available-for-sale	(1,739)	(2,201)
Accretion of net discounts on securities held-to-maturity	(237)	(197)
Amortization of discount on notes of CDOs	27	306
Amortization of debt issuance costs on notes of CDOs	1,521	2,300
Amortization of stock-based compensation	1,083	923
Amortization of terminated derivative instruments	111	272
Amortization of intangible assets	980	−
Non-cash incentive compensation to manager	201	743
Purchase of investment securities, trading	(28,340)	(9,490)
Principal payments on investment securities, trading	123	−
Proceeds from sales of investment securities, trading	16,868	7,034
Net realized and unrealized gains on investments securities, trading	(3,279)	(2,528)
Unrealized losses on non-designated derivative instruments	−	44
Net realized gains on investments	(3,852)	(336)
Net impairment losses recognized in earnings	4,649	6,058
Gain on the extinguishment of debt	−	(23,035)
Changes in operating assets and liabilities	14,635	3,001
Net cash provided by operating activities	22,404	15,969
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(20,023)	(20,128)
Purchase of securities available-for-sale	(59,348)	(10,366)
Principal payments on securities available-for-sale	3,483	988
Proceeds from sale of securities available-for-sale	13,747	1,759
Investment in unconsolidated entity	354	(1,506)
Equity contribution to VIE	−	(7,333)
Purchase of loans	(387,247)	(161,998)
Principal payments received on loans	277,672	134,627
Proceeds from sale of loans	95,370	35,662
Purchase of lease receivables	−	(21,245)
Payments received on lease receivables	−	2,435
Proceeds from sale of lease receivables	−	656
Purchase of intangible asset	(21,213)	−
Investment in loans – related parties	−	(10,000)
Payments received on loans – related parties	264	1
Net cash used in investing activities	(96,941)	(56,448)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011		2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (net of offering costs of $1,228 and $2,772)		46,382		42,510
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $0)		54,564		32,590
Proceeds from borrowings:
Repurchase agreements		23,687		−
Secured term facility		−		6,500
Payments on borrowings:
Secured term facility		−		(369)
Equipment-backed securitized notes		−		(1,201)
Repurchase of issued bonds		−		(33,315)
Payment of debt issuance costs		(541)		(499)
Distributions paid on common stock		(32,145)		(19,223)
Net cash provided by financing activities		91,947		26,993
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		17,410		(13,486)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		29,488		51,991
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$46,898		$38,505
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$18,567		$12,775
Issuance of restricted stock		$966		$338
Assumption of equipment-backed securitized notes	$	−		$112,223
Acquisition of lease receivables	$	−		$(100,305)
Settlement of secured term facility	$	−		$(6,131)
Settlement of debt issuance costs	$	−		$(1,012)
Contribution of lease receivables and other assets		$117,340	$	−
Contribution of equipment-backed securitized notes and other liabilities		$(96,840)	$	−
Conversion of equity in LEAF Funding 3 to preferred stock and warrants		$(21,000)	$	−
Acquisition of real estate investments		$(33,073)	$	−
Deed in lieu of foreclosure of mortgage payable		$34,550	$	−

SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$16,727		$17,692
Income taxes paid in cash	$	−	$	−

The accompanying notes are an integral part of these financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource Capital Corp. and subsidiaries’ (collectively the ‘‘Company’’) principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (the ‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (NASDAQ: REXI).  The following subsidiaries are consolidated in the Company’s financial statements:

●
RCC Real Estate, Inc. (“RCC Real Estate”) holds real estate investments, including commercial real estate loans, commercial real estate-related securities and investments in real estate.  RCC Real Estate owns 100% of the equity of the following variable interest entities (“VIEs”):

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

–
Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”).  Apidos CDO I was established to complete a CDO issuance secured by a portfolio of bank loans.

–	Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and TRS. Apidos CDO III was established to complete a CDO issuance secured by a portfolio of bank loans.

–	Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company and TRS. Apidos Cinco CDO was established to complete a CDO issuance secured by a portfolio of bank loans.

●	Resource TRS, Inc. (“Resource TRS”), a TRS directly owned by the Company, holds the Company’s equity investment in a leasing company and holds all of its structured notes.

●
Resource TRS II, Inc. (“Resource TRS II”), a TRS directly owned by the Company, holds the Company’s interests in bank loan CDOs not originated by the Company.  Resource TRS II owns 100% of the equity of the following VIE:

–
Resource Capital Asset Management (“RCAM”), a domestic limited liability company, is entitled to collect senior, subordinated, and incentive fees related to five CDO issuers to which it provides management services through Apidos Capital Management, a subsidiary or Resource America.

●
Resource TRS III, Inc. (“Resource TRS III”), a TRS directly owned by the Company, holds the Company’s interests in bank loan CDOs originated by the Company.  Resource TRS III owns 100% of the equity of the following VIE:

–
Apidos CLO VIII, Ltd (“Apidos CLO VIII”), a Cayman Islands limited liability company, is a warehouse facility through Citibank, N.A. which was established to complete a CLO secured by a portfolio of bank loans.

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the six months ended June 30, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated financial statements include the accounts of the Company.

          The Company has a 100% interest valued at $1.5 million in the common shares (three percent of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  The Company does not have the power to direct the activities of either trust, nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these trusts.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated into the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts at cost and records dividend income upon declaration by RCT I and RCT II.  For the three and six months ended June 30, 2011 the Company recognized $891,000 and $1.8 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $78,000 and $154,000, respectively, of amortization of deferred debt issuance costs.  For the three and six months ended June 30, 2010, the Company recognized $889,000 and $1.8 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $75,000 and $149,000, respectively, of amortization of deferred debt issuance costs.  The Company will do a continuous reassessment as to whether it should be deemed to be the primary beneficiary of the trusts.

          All inter-company transactions and balances have been eliminated.

Investment Securities

The Company classifies its investment portfolio as trading, available-for-sale or held-to-maturity.  The Company, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.

The Company’s investment securities, trading are reported at fair value.  To determine fair value, the Company uses dealer quotes or bids which are validated using an income approach utilizing appropriate prepayment, default, and recovery rates.  Any changes in fair value are recorded in the Company’s results of operations as net realized and unrealized gain (loss) on investment securities, trading.

The Company’s investment securities available-for-sale are reported at fair value (see Note 16).  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon the current level of market activity.

For securities with higher levels of market activity, the Company obtains a quote from a dealer, which typically will be the dealer who sold the Company the security.  The Company has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  As a result of how the dealers develop their quotes, the market illiquidity and low levels of trading in the past, the Company had categorized all of these investment securities available-for-sale in Level 3 in the fair value hierarchy.  Due to the increased level of trading activity in 2010 and 2011, the Company moved some of these securities into Level 2 in the fair value hierarchy at September 30, 2010 and June 30, 2011.  The Company evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote the Company receives and the value indicated by its valuation models, the Company will evaluate the difference.  As part of that evaluation, the Company will discuss the difference with the dealer, who may revise its quote based upon these discussions.  Alternatively, the Company may revise its valuation models.

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
JUNE 30, 2011
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

Allowance for Loan Losses

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

The Company considers a loan to be impaired if one of two conditions exists.  The first condition is if, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The second condition is if the loan is deemed to be a troubled debt restructuring (“TDR”) where a concession has been given to the borrower.  These TDRs may not have an associated specific loan loss allowance if the principal and interest amount is considered recoverable based on current market conditions, expected collateral performance and / or guarantees made by the borrowers.

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

An impaired loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Investments in Real Estate

Investments in real estate are carried net of accumulated depreciation. Costs directly related to the acquisition are expensed as incurred. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Costs related to the improvement of the real property are capitalized and depreciated over their useful life.

Acquisitions of real estate assets and any related intangible assets are recorded initially at fair value under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.”  The Company allocates the purchase price of its investments in real estate to land, building, site improvements, deferred lease cost for the origination costs of the in-place leases and to intangibles for the value of the above or below market leases. The value allocated to the above or below market leases are amortized over the remaining lease term as an adjustment to rental income. The Company amortizes the value allocated to the in-place leases over the weighted average remaining lease term to depreciation and amortization.  The Company depreciates real property using the straight-line method over the estimated useful lives of the assets as follows:
Category	Term
Building	25 – 40 years
Site improvements	Lesser of the remaining life of building or useful life

Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition.  If impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset.

No impairment charges on the Company’s investment in real estate or intangible assets were recorded during the three or six months ended June 30, 2011.

Recent Accounting Standards

In June 2011, the FASB issued guidance which changes the presentation of comprehensive income.  It eliminates the option to present comprehensive income as part of the changes in stockholders’ equity.  In addition, it requires consecutive disclosure of comprehensive income either as part of the statement of net income or in a statement immediately following.  Finally, the guidance requires disclosure on the face of the financial statements of any reclasses between net income and other comprehensive income.  The guidance is effective for fiscal years and periods within those years beginning after December 15, 2011.  Adoption will require adjusted disclosure of the Company’s comprehensive income.

In April 2011, the FASB issued guidance which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset.  The amendments in this guidance will be effective for interim and annual reporting periods beginning on or after December 15, 2011 and will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company is currently evaluating the effect of the adoption on its consolidated financial statements.

In April 2011, the FASB issued guidance to clarify the disclosures regarding troubled debt restructurings originally effective as of December 15, 2010.  The new guidance surrounding troubled debt restructuring will now be effective for interim and annual periods beginning after June 15, 2011.  Adoption of this guidance will require additional disclosures in the notes to the Company’s consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Accounting Standards – (Continued)

In January 2010, the FASB issued guidance that required new disclosures and clarified some existing disclosure requirements about fair value measurements.  The pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances and settlements in the reconciliation of fair value measurements using significant unobservable inputs.  In addition, it clarified the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements which became effective for the Company in fiscal 2011 and required additional disclosures.  The new guidance required enhanced disclosure in the Company’s footnotes.

Reclassifications

Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the 2011 presentation.

NOTE 3 – INVESTMENT SECURITIES, TRADING

The following table summarizes the Company's structured notes and residential mortgage-backed securities (“RMBS”), which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
June 30, 2011:
Structured notes	$19,351	$6,041		$(154)	$25,238
Residential mortgage-backed securities	7,974	135		(1,002)	7,107
Total	$27,325	$6,176		$(1,156)	$32,345

December 31, 2010:
Structured notes	$7,984	$9,739	$	−	$17,723
Total	$7,984	$9,739	$	−	$17,723

The Company purchased 19 securities and sold 10 securities during the six months ended June 30, 2011, for a realized gain of $8.0 million.  The Company held 20 investment securities, trading as of June 30, 2011.  The Company held 11 investment securities, trading at December 31, 2010.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's investment securities including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (2)	Unrealized Gains	Unrealized Losses	Fair Value (1)
June 30, 2011:
CMBS	$110,712	$4,441	$(23,809)	$91,344
Preferred stock and warrants	36,741	−	−	36,741
Other asset-backed	−	23	−	23
Total	$147,453	$4,464	$(23,809)	$128,108

December 31, 2010:
CMBS	$83,223	$7,292	$(26,578)	$63,937
Other asset-backed	−	23	−	23
Total	$83,223	$7,315	$(26,578)	$63,960

(1)	As of June 30, 2011 and December 31, 2010, $86.6 million and $58.0 million, respectively, of securities were pledged as collateral security under related financings.

(2)	As of June 30, 2011 and December 31, 2010, other asset-backed securities are carried at fair value, $23,000 and $23,000, respectively, due to prior cost-recovery proceeds received on this bond.

On January 4, 2011, the Company’s wholly-owned subsidiary, Resource TRS, made an investment in LEAF Commercial Capital, Inc. (“LCC”), a newly-formed equipment financing subsidiary of LEAF Financial Corporation (“LEAF Financial”), a subsidiary of Resource America (see Note 14).  The Company’s preferred stock and warrant investment is carried at cost.  It is not practicable for the Company to estimate the fair value of its investment in the preferred stock and warrants of LCC.  LCC’s assets are comprised of a large number of transactions with commercial customers in different businesses, may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, LCC’s and the buyer’s views of economic and industry conditions, LCC’s and the buyer’s tax considerations, and other factors.  There were no events or changes in circumstances that would significantly affect the fair value of this investment.  The preferred stock carries a coupon of 10%, of which 2% is received in cash and 8% is paid in-kind.  During the six months ended June 30, 2011, $528,000 of PIK interest was paid in the form of additional shares of Series A preferred stock as elected by LCC.

The following table summarizes the estimated maturities of the Company’s CMBS and other asset-backed securities (“ABS”) according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
June 30, 2011:
Less than one year	$14,825	(1)	$16,488	5.69%
Greater than one year and less than five years	59,636		78,269	4.85%
Greater than five years	16,906		15,955	4.19%
Total	$91,367		$110,712	4.72%

December 31, 2010:
Less than one year	$3,264	(2)	$6,911	1.51%
Greater than one year and less than five years	29,004		46,138	3.45%
Greater than five years	31,692		30,174	5.64%
Total	$63,960		$83,223	4.08%

(1)
$905,000 of CMBS, maturing in this category are collateralized by floating-rate loans and, as permitted under the CMBS terms, are expected to extend their respective maturity dates until at least November 2011 as the debtors in the floating-rate structures have a contractual right to extend with options ranging from two one-year options to three one-year options.  Beyond the contractual extensions, the servicer may allow further extensions of the underlying floating rate loans.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

(2)
All of the $3.3 million of CMBS maturing in this category are collateralized by floating-rate loans and, as permitted under the CMBS terms, are expected to extend their respective maturity dates until at least November 2011 as the debtors in the floating-rate structures have a contractual right to extend with options ranging from two one-year options to three one-year options.  Beyond the contractual extensions, the servicer may allow further extensions of the underlying floating rate loans.

The range of contractual maturities of the investment securities available-for-sale is from August 2011 to February 2019.

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2011:
CMBS	$34,779	$(5,802)	$7,480	$(18,007)	$42,259	$(23,809)
Total temporarily impaired securities	$34,779	$(5,802)	$7,480	$(18,007)	$42,259	$(23,809)

December 31, 2010:
CMBS	$10,134	$(4,383)	$8,302	$(22,195)	$18,436	$(26,578)
Total temporarily impaired securities	$10,134	$(4,383)	$8,302	$(22,195)	$18,436	$(26,578)

The Company holds seven floating rate investment securities available-for-sale that have been in a loss position for more than 12 months as of June 30, 2011 and December 31, 2010.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

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

At June 30, 2011 and December 31, 2010, the Company held $91.3 million and $63.9 million, respectively, (net of net unrealized losses of $19.3 million and $19.3 million, respectively), of CMBS recorded at fair value.  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon the current level of market activity.  As of June 30, 2011 and December 31, 2010, $82.5 million and $53.7 million, respectively, of investment securities available-for-sale were valued using dealer quotes and $8.8 million and $10.3 million, respectively, were valued using a weighted average of three measures (see Note 2).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

During the three and six months ended June 30, 2011, the Company recognized a $4.6 million other-than-temporary impairment on one fixed rate position that supported the Company’s CMBS investments as of June 30, 2011 bringing the fair value to $49,000.  During the three and six months ended June 30, 2010, the Company recognized a $6.1 million other-than-temporary impairment on two fixed rate positions that supported the Company’s CMBS investments as of June 30, 2010 bringing the combined fair value to $373,000.  The assumed default of these collateral positions in the Company’s cash flow model yielded a value of less than full recovery of the Company’s cost basis.  The net impairment losses were recognized in earnings in the consolidated statements of operations.  All of the Company’s other-than-temporary impairment losses are related to credit losses.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on CMBS in the Company’s investment portfolio.  At June 30, 2011, the aggregate discount exceeded the aggregate premium on the Company’s CMBS by approximately $14.0 million.  At December 31, 2010, the aggregate discount exceeded the aggregate premium on the Company’s CMBS by approximately $20.9 million.

NOTE 5 – INVESTMENT SECURITIES HELD-TO-MATURITY

The following table summarizes the Company's investment securities held-to-maturity which are carried at amortized cost (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2011:
ABS	$29,616	$781	$(3,441)	$26,956
Total	$29,616	$781	$(3,441)	$26,956

December 31, 2010:
ABS	$29,036	$752	$(3,847)	$25,941
Total	$29,036	$752	$(3,847)	$25,941

The following table summarizes the estimated maturities of the Company’s investment securities held-to-maturity according to their contractual lives (in thousands):

Contractual Life	Amortized Cost	Fair Value	Weighted Average Coupon
June 30, 2011:
Greater than one year and less than five years	$5,000	$5,040	6.13%
Greater than five years and less than ten years	16,680	16,139	1.99%
Greater than ten years	7,936	5,777	4.07%
Total	$29,616	$26,956

December 31, 2010:
Greater than one year and less than five years	$5,000	$4,830	6.14%
Greater than five years and less than ten years	15,891	15,073	1.97%
Greater than ten years	8,145	6,038	4.11%
Total	$29,036	$25,941

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 5 – INVESTMENT SECURITIES HELD-TO-MATURITY – (Continued)

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2011:
ABS	$600	$(51)	$9,786	$(3,390)	$10,386	$(3,441)
Total temporarily impaired securities	$600	$(51)	$9,786	$(3,390)	$10,386	$(3,441)

December 31, 2010:
ABS	$1,038	$(1)	$11,923	$(3,846)	$12,961	$(3,847)
Total temporarily impaired securities	$1,038	$(1)	$11,923	$(3,846)	$12,961	$(3,847)

The Company holds 10 and 12 investment securities held-to-maturity that have been in a loss position for more than 12 months as of June 30, 2011 and December 31, 2010, respectively.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.  The Company does not believe that any of its investment securities classified as held-to-maturity were other-than-temporarily impaired as of June 30, 2011.

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios and makes other-than-temporary impairment determinations at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

●	the severity of the impairment;

●	the expected loss of the security as generated by third party software;

●	original and current credit ratings from the rating agencies;

●	underlying credit fundamentals of the collateral backing the securities; and

●	third-party support for default, recovery, prepayment speed and reinvestment price assumptions.

NOTE 6 – INVESTMENTS IN REAL ESTATE

The table below summarizes The Company’s investments in real estate (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Book Value	Number of Properties	Book Value		Number of Properties
Multi-family property	$21,480	1	$	−	−
Office real estate property	10,149	1		−	−
Subtotal	31,629	2		−	−
Less: Accumulated depreciation	(30)			−
Investments in real estate	$31,599		$	−

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 6 – INVESTMENTS IN REAL ESTATE – (Continued)

Acquisitions

During the three months ended June 30, 2011, the Company converted two loans it had originated to investments in real estate summarized as follows:

●
On June 14, 2011, the Company received the deed to a property by agreement with the third-party borrower in lieu of foreclosure on a loan in the amount of $22.4 million that the Company had originated.  The loan was collateralized by a 400 unit multi-family property in Memphis, Tennessee.  The property was 93.8% occupied at acquisition.

●
On June 24, 2011, the Company received the deed to a property from the borrower in lieu of foreclosure on a loan in the amount of $12.1 million that the Company had originated.  The loan was collateralized by an office building in Pacific Palisades, California.  The property was 60% occupied at acquisition.

A summary of the aggregated estimated fair value of the assets and liabilities acquired on the respective date of acquisition are presented below (in thousands):

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$31,629
Cash and cash equivalents	177
Restricted cash	458
Intangible assets	1,443
Other assets	124
Total assets acquired	33,831
Liabilities assumed:
Accounts payable and other liabilities	372
Total liabilities assumed	372
Estimated fair value of net assets acquired	$33,459

The Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed.  Accordingly, the Company’s preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process.  In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in the Company’s financial statements retrospectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 6 – INVESTMENTS IN REAL ESTATE – (Continued)

Acquisitions – (Continued)

The following unaudited pro forma information, after including the acquisition of real properties, is presented below as if the acquisition occurred on January 1, 2010.  The pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor is it indicative of the Company’s future results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2011	2010	2011	2010
Total revenue, as reported	$21,476	$15,531	$42,102	$29,303
Pro forma revenue	$22,385	$16,579	$44,076	$31,392
Net income, reported	$9,219	$13,362	$22,361	$14,768
Pro forma net income	$9,461	$13,112	$22,864	$14,253
Earnings per share – basic, reported	$0.13	$0.30	$0.34	$0.36
Earnings per share per – diluted, reported	$0.13	$0.30	$0.34	$0.36
Pro forma earnings per share - basic	$0.13	$0.30	$0.35	$0.35
Pro forma earnings per share - diluted	$0.13	$0.29	$0.35	$0.34

These amounts have been calculated after adjusting the results of the acquired businesses to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to the Company’s investments in real estate had been applied from January 1, 2010.

NOTE 7 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
June 30, 2011:
Bank loans (3)	$896,958	$(19,485)	$877,473
Commercial real estate loans:
Whole loans (3)	488,670	(1,121)	487,549
B notes	31,048	(157)	30,891
Mezzanine loans	90,830	53	90,883
Total commercial real estate loans	610,548	(1,225)	609,323
Subtotal loans before allowances
Allowance for loan loss	(29,701)	−	(29,701)
Total	$1,477,805	$(20,710)	$1,457,095

December 31, 2010:
Bank loans (3)	$887,667	$(27,204)	$860,463
Commercial real estate loans:
Whole loans	441,706	(334)	441,372
B notes	57,613	(162)	57,451
Mezzanine loans (3)	146,668	143	146,811
Total commercial real estate loans	645,987	(353)	645,634
Subtotal loans before allowances	1,533,654	(27,557)	1,506,097
Allowance for loan loss	(34,233)	−	(34,233)
Total	$1,499,421	$(27,557)	$1,471,864

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 7– LOANS HELD FOR INVESTMENT – (Continued)

(1)
Amounts include deferred amendment fees of $261,000 and $636,000 being amortized over the life of the bank loans and $161,000 and $681,000 of extension fees being amortized over the life of the commercial real estate loans as of June 30, 2011 and December 31, 2010, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2011 and December 31, 2010, respectively.

(3)
Amounts include $1.0 million of bank loans and $608,000 of whole loans held for sale as of June 30, 2011, and $4.0 million of bank loans and $24.6 million of mezzanine loans held for sale as of December 31, 2010.

As of June 30, 2011 and December 31, 2010, approximately 41.7% and 38.0%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California and 9.3% and 10.4%, respectively, were concentrated in New York.  As of June 30, 2011 and December 31, 2010, approximately 11.4% and 10.7%, respectively, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.

At June 30, 2011, the Company’s bank loan portfolio, including loans held for sale, consisted of $873.9 million (net of allowance of $3.6 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 0.5% and LIBOR plus 10.0% with maturity dates ranging from August 2011 to June 2018.

At December 31, 2010, the Company’s bank loan portfolio consisted of $857.9 million (net of allowance of $2.6 million) of floating rate loans, which bear interest ranging between the LIBOR plus 0.5% and LIBOR plus 9.5% with maturity dates ranging from March 2011 to December 2017.

The following is a summary of the weighted average life of the Company’s bank loans, at amortized cost (in thousands):

	June 30,	December 31,
	2011	2010
Less than one year	$6,701	$4,245
Greater than one year and less than five years	542,902	643,699
Five years or greater	327,870	212,519
	$877,473	$860,463

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (4)
June 30, 2011:
Whole loans, floating rate (1) (2) (5)	29	$476,706	LIBOR plus 2.50% to LIBOR plus 5.75%	August 2011 to May 2017
Whole loans, fixed rate	2	10,843	10.00% to 14.00%	June 2012 to May 2018
B notes, fixed rate (6)	2	30,891	7.00% to 8.68%	July 2011 to April 2016
Mezzanine loans, floating rate	5	76,888	LIBOR plus 2.20% to LIBOR plus 3.00%	August 2011 to January 2013
Mezzanine loans, fixed rate	2	13,995	9.01% to 11.00%	January 2016 to September 2016
Total (3)	40	$609,323

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 7– LOANS HELD FOR INVESTMENT – (Continued)

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

(1)
Whole loans had $9.1 million and $5.0 million in unfunded loan commitments as of June 30, 2011 and December 31, 2010, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)
Floating rate whole loans include a mezzanine portion of a whole loan that matured in June 2011 and fully reserved for as of June 30, 2011.  Fixed rate mezzanine loan dates exclude a loan that matured in May 2010 that is in default and was placed on non-accrual status as of December 31, 2010.  This loan was written-off as of March 31, 2011.

(3)	The total does not include an allowance for loan losses of $26.1 million and $31.6 million recorded as of June 30, 2011 and December 31, 2010, respectively.

(4)	Maturity dates do not include possible extension options that may be available to the borrowers.

(5)	Floating rate whole loans includes a $2.0 mezzanine portion of a whole loan that has a fixed rate of 15.0% as of June 30, 2011.

(6)
A fixed rate B note of $14.4 million that matured in July 2011 is in the process of being extended and is expected to be resolved during the third quarter of 2011.  The loan is current with respect to interest payments at June 30, 2011.

In July 2011, the Company entered into and completed a sale agreement for a commercial real estate loan with a fair value of $608,000 which is secured by a pad for retail use in Arizona.  The Company classified this loan as a loan held for sale as of June 30, 2011.

The following is a summary of the weighted average life of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2011	2012		2013 and Thereafter	Total
June 30, 2011:
B notes	$14,405	$	−	$16,486	$30,891
Mezzanine loans	−		18,299	72,584	90,883
Whole loans	84,782		87,106	315,661	487,549
Total (2)	$99,187		$105,405	$404,731	$609,323

December 31, 2010:
B notes	$40,913	$	−	$16,538	$57,451
Mezzanine loans (1)	−		34,676	107,135	141,811
Whole loans	108,303		87,084	245,985	441,372
Total (2)	$149,216		$121,760	$369,658	$640,634

(1)	Mezzanine loans exclude one loan with an amortized cost of $5.0 million which matured in May 2010, was is in default and which the Company wrote off as of March 31, 2011.

(2)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 7 – LOANS HELD FOR INVESTMENT – (Continued)

The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
June 30, 2011:
B notes	$498	1.7%
Mezzanine loans	4,142	14.0%
Whole loans	21,502	72.4%
Bank loans	3,559	11.9%
Total	$29,701

December 31, 2010:
B notes	$899	2.6%
Mezzanine loans	8,553	25.0%
Whole loans	22,165	64.8%
Bank loans	2,616	7.6%
Total	$34,233

As of June 30, 2011, the Company had recorded an allowance for loan losses of $29.7 million consisting of a $3.6 million allowance on the Company’s bank loan portfolio and a $26.1 million allowance on the Company’s commercial real estate portfolio as a result of the impairment of one bank loan and seven commercial real estate loans as well as the provision of a general reserve with respect to these portfolios.

As of December 31, 2010, the Company had recorded an allowance for loan losses of $34.2 million consisting of a $2.6 million allowance on the Company’s bank loan portfolio and a $31.6 million allowance on the Company’s commercial real estate portfolio as a result of the impairment of one bank loan and one commercial real estate loan as well as the maintenance of a general reserve with respect to these portfolios.

NOTE 8 –FINANCING RECEIVABLES

The following tables show the allowance for loan and lease receivable losses and recorded investments in loans and lease receivables (in thousands):
	Commercial Real Estate Loans		Bank Loans		Loans Receivable- Related Party		Total
June 30, 2011:
Allowance for losses at January 1, 2011		$31,617		$2,616	$	−		$34,233
Provision for loan loss		5,210		1,509		−		6,719
Loans charged-off		(10,685)		(566)		−		(11,251)
Recoveries		−		−		−		−
Allowance for losses at June 30, 2011		$26,142		$3,559	$	−		$29,701

Ending balance:
Individually evaluated for impairment		$15,800		$136	$	−		$15,936
Collectively evaluated for impairment		$10,342		$3,423	$	−		$13,765
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$36,500		$362	$	−		$36,862
Collectively evaluated for impairment		$572,823		$877,111		$9,663		$1,459,597
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 8 –FINANCING RECEIVABLES – (Continued)

	Commercial Real Estate Loans		Bank Loans		Lease Receivables		Loans Receivable- Related Party		Total
December 31, 2010:
Allowance for losses at January 1, 2010		$29,297		$17,825		$1,140	$	−		$48,262
Provision for (reversal of) loan loss		44,357		(1,348)		312		−		43,321
Loans charged-off		(42,037)		(13,861)		(1,432)		−		(57,330)
Recoveries		−		−		50		−		50
Allowance for losses at December 31, 2010		$31,617		$2,616		$70	$	−		$34,303

Ending balance:
Individually evaluated for impairment		$20,844		$112	$	−	$	−		$20,956
Collectively evaluated for impairment		$10,773		$2,504		$70	$	−		$13,347
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

Loans:
Ending balance:
Individually evaluated for impairment		$42,219		$362		$10,024	$	−		$52,605
Collectively evaluated for impairment		$603,415		$860,101		$99,658		$9,927		$1,573,101
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

Credit quality indicators

Bank Loans

The Company uses a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-5 with 1 representing the Company’s highest rating and 5 representing its lowest rating.  The Company also designates loans that are sold after the period end at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  The Company considers such things as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies, and industry dynamics in grading its bank loans.

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2011:
Bank loans	$793,647	$31,121	$41,366	$9,935	$362	$1,042	$877,473

As of December 31, 2010:
Bank loans	$759,161	$43,858	$45,115	$7,940	$362	$4,027	$860,463

All of the Company’s bank loans are performing with the exception of one loan with a par amount of $362,000 which has been in default since September 2010.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 8 –FINANCING RECEIVABLES – (Continued)

Commercial Real Estate Loans

The Company uses a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing the Company’s highest rating and 4 representing its lowest rating.  The Company designates loans that are sold after the period end as such at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  In addition to the underlying performance of the loan collateral, the Company considers such things as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading its commercial real estate loans.

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale		Total
As of June 30, 2011:
Whole loans	$246,542	$7,000	$196,899	$36,500		$608	$487,549
B notes	16,486	−	−	14,405		−	30,891
Mezzanine loans	18,040	18,299	54,544	−		−	90,883
	$281,068	$25,299	$251,443	$50,905		$608	$609,323
As of December 31, 2010:
Whole loans	$123,350	$16,143	$264,660	$37,219	$	−	$441,372
B notes	16,538	−	40,913	−		−	57,451
Mezzanine loans	32,635	−	84,610	5,000		24,566	146,811
	$172,523	$16,143	$390,183	$42,219		$24,566	$645,634

All of the Company’s commercial real estate loans are performing as of June 30, 2011.

Loan and Lease Receivable Portfolios Aging Analysis

The following tables show the loan and lease receivable portfolio aging analysis indicated at cost basis (in thousands):

					Greater					Total Loans
		30-59		60-89	than 90	Total Past			Total Loans	> 90 Days and
	Days		Days		Days	Due		Current	Receivable	Accruing
June 30, 2011:
Whole loans	$	−	$	−	$ −	$	−	$487,549	$487,549	$	−
B notes		−		−	−		−	30,891	30,891		−
Mezzanine loans		−		−	−		−	90,883	90,883		−
Bank loans		−		−	362		362	877,111	877,473		−
Loans receivable- related party		−		−	−		−	9,663	9,663		−
Total loans	$	−	$	−	$362		$362	$1,496,097	$1,496,459	$	−

December 31, 2010:
Whole loans	$	−	$	−	$ −	$	−	$441,372	$441,372	$	−
B notes		−		−	−		−	57,451	57,451		−
Mezzanine loans		−		−	5,000		5,000	141,811	146,811		−
Bank loans		−		−	−		−	860,463	860,463		−
Lease receivables		630		237	829		1,696	107,986	109,682		−
Loans receivable- related party		−		−	−		−	9,927	9,927		−
Total loans		$630		$237	$5,829		$6,696	$1,619,010	$1,625,706	$	−

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 8 –FINANCING RECEIVABLES – (Continued)

Impaired Loans and Lease Receivables

The following tables show impaired loans and lease receivables indicated (in thousands):

								Average
				Unpaid				Investment		Interest
	Recorded			Principal		Specific		in Impaired		Income
	Balance			Balance		Allowance		Loans		Recognized
June 30, 2011:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$112,983	(1)		$112,983	$	−		$112,462		$1,037
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans	$	−		$	−	$	−	$	−	$	−
Bank loans	$	−		$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$36,500			$36,500		$(15,800)		$36,118		$456
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans	$	−		$	−	$	−	$	−	$	−
Bank loans		$362			$362		$(136)		$362	$	−

Total:
Whole loans		$149,483			$149,483		$(15,800)		$148,580		$1,493
B notes		−			−		−		−		−
Mezzanine loans		−			−		−		−		−
Bank loans		362			362		(136)		362		−
		$149,845			$149,845		$(15,936)		$148,942		$1,493
December 31, 2010:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$111,401	(1)		$111,401	$	−		$58,058		$1,133
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans	$	−		$	−	$	−	$	−	$	−
Bank loans	$	−		$	−	$	−	$	−	$	−
Lease receivables	$	−		$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$37,219			$37,219		$(15,844)		$36,740		$993
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans		$5,000			$5,000		$(5,000)		$5,000	$	−
Bank loans		$362			$362		$(112)		$8,971	$	−
Lease receivables		$10,024			$10,024		$(4,107)		$4,791	$	−

Total:
Whole loans		$148,620			$148,620		$(15,844)		$94,798		$2,126
B notes		−			−		−		−		−
Mezzanine loans		5,000			5,000		(5,000)		5,000		−
Bank loans		362			362		(112)		8,971		−
Lease receivables		10,024			10,024		(4,107)		4,791		−
		$164,006			$164,006		$(25,063)		$113,560		$2,126

(1)
Specific allowances were not taken on whole loans with a par value of $113.0 million and $111.4 million as of June 30, 2011 and December 31, 2010, respectively, which were evaluated and deemed to be TDRs.  These TDRs do not have an associated specific loan loss allowance because the principal and interest amount is considered recoverable based on expected collateral performance and / or guarantees made by the borrowers.  All of the Company’s CRE loans are performing as of June 30, 2011.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 9 – INTANGIBLE ASSETS

Intangible assets represent identifiable intangible assets acquired as a result of the Company’s acquisition of RCAM in February 2011 and its conversion of loans to investments in real estate in June 2011.  The Company amortizes identified intangible assets to expense over their estimated lives using the straight-line method.  The Company evaluates intangible assets for impairment as events and circumstances change.  The Company expects to record amortization expense of intangible assets of approximately $3.4 million for the year ended December 31, 2011, $2.8 million for the year ended December 31, 2012, $2.7 million for the year ended December 31, 2013, $2.6 million for the years ended December 31, 2014 and 2015 and $2.5 million for the year ended December 31, 2016.  The weighted average amortization period is eight years at June 30, 2011 and the accumulated amortization for the three and six months ended June 30, 2011 was $657,000 and $979,000, respectively.

The following table summarizes intangible assets at June 30, 2011 (in thousands).  No such assets existed at December 31, 2010.

	Type of Asset	Accumulated Amortization	Net Asset
June 30, 2011:
Investment in RCAM	$21,213	$(909)	$20,304
Investments in real estate:
In-place leases	1,415	(70)	1,345
Above (below) market leases	29	−	29
	1,444	(70)	1,374
Total intangible assets	$22,657	$(979)	$21,678

NOTE 10 – BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, primarily through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.  Certain information with respect to the Company’s borrowings at June 30, 2011 and December 31, 2010 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
June 30, 2011:
RREF CDO 2006-1 Senior Notes (1)	$173,313	1.26%	35.1 years	$268,973
RREF CDO 2007-1 Senior Notes (2)	325,431	0.74%	35.3 years	348,393
Apidos CDO I Senior Notes (3)	320,074	0.85%	6.1 years	318,900
Apidos CDO III Senior Notes (4)	260,945	0.70%	9.0 years	263,115
Apidos Cinco CDO Senior Notes (5)	319,666	0.77%	8.9 years	334,007
Unsecured Junior Subordinated Debentures (7)	50,508	6.24%	25.2 years	−
Repurchase Agreements (8)	23,265	1.44%	18.0 days	27,613
Total	$1,473,202	1.02%	17.6 years	$1,561,001

December 31, 2010:
RREF CDO 2006-1 Senior Notes (1)	$173,053	1.33%	35.6 years	$215,063
RREF CDO 2007-1 Senior Notes (2)	325,025	0.82%	35.8 years	367,792
Apidos CDO I Senior Notes (3)	319,748	0.87%	6.6 years	309,746
Apidos CDO III Senior Notes (4)	260,682	0.75%	9.5 years	250,309
Apidos Cinco CDO Senior Notes (5)	319,373	0.79%	9.4 years	319,563
Equipment Contract Backed Notes, Series 2010-2 (6)	95,016	5.00%	5.4 years	109,612
Unsecured Junior Subordinated Debentures (7)	50,354	6.24%	25.7 years	−
Total	$1,543,251	1.30%	17.6 years	$1,572,085

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 10 – BORROWINGS – (Continued)

(1)
Amount represents principal outstanding of $174.9 million and $174.9 million less unamortized issuance costs of $1.6 million and $1.8 million as of June 30, 2011 and December 31, 2010, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $328.6 million and $328.5 million less unamortized issuance costs of $3.2 million and $3.5 million as of June 30, 2011 and December 31, 2010, respectively.  This CDO transaction closed in June 2007.

(3)
Amount represents principal outstanding of $321.5 million less unamortized issuance costs of $1.4 million as of June 30, 2011 and $1.8 million as of December 31, 2010.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $1.6 million as of June 30, 2011 and $1.8 million as of December 31, 2010.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $2.3 million as of June 30, 2011 and $2.6 million as of December 31, 2010.  This CDO transaction closed in May 2007.

(6)	Amount represents principal outstanding of $96.1 million less unamortized issuance costs of $1.1 million as of December 31, 2010. There was no outstanding principal balance as of June 30, 2011.

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(8)	Amount represents principal outstanding of $23.7 million less unamortized deferred debt costs of $430,000 related to a CMBS repurchase facility as of June 30, 2011.

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

The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.74% and 0.82% at June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011, the Company did not repurchase any notes.  During the six months ended June 30, 2010, the Company repurchased $250,000 of the Class J notes and $7.5 million of the Class B notes in RREF CDO 2007-1 at a weighted average price of 39.00% to par which resulted in a $4.7 million gain, reported as a part of the gain on the extinguishment of debt in the consolidated statements of income.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 10 – BORROWINGS – (Continued)

Collateralized Debt Obligations – (Continued)

Resource Real Estate Funding CDO 2007-1 – (Continued)

In connection with the Company’s ownership of certain notes held by RREF CDO 2007-1 on June 21, 2011, the Company surrendered for cancellation, without consideration, to the trustee of RREF CDO 2007-1 the following outstanding notes, which previously eliminated in consolidation, $7.5 million of the Class B notes, $6.5 million of the Class F notes, $6.25 million of the Class G notes and $10.625 million of the Class H notes.  The surrendered notes were cancelled by the trustee pursuant to the applicable indenture, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations was to improve the CDO’s performance with respect to its over-collateralization and interest coverage tests, with which it was already in compliance before the cancellation, as well as to secure the Company’s long-term interest in this structured vehicle.

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

The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.26% and 1.33% at June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011, the Company did not repurchase any notes.  During six months ended June 30, 2010 the Company repurchased $20.0 million of the Class A-1 notes, $12.0 million of the Class A-2 notes, $6.9 million of the Class B notes, $7.7 million of the Class C notes and $2.0 million of the Class D notes in RREF CDO 2006-1 at a weighted average price of 62.3% to par which resulted in a $18.3 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income.

In connection with the Company’s ownership of certain notes held by RREF CDO 2006-1 on June 21, 2011, the Company surrendered for cancellation, without consideration, to the trustee of RREF CDO 2006-1 the following outstanding notes, which previously eliminated in consolidation, $6.9 million of the Class B notes, $7.7 million of the Class C notes, $5.52 million of the Class D notes, $7.0 million of the Class E notes and $5.25 million of the Class F notes.  The surrendered notes were cancelled by the trustee pursuant to the applicable indenture, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations was to improve the CDO’s performance with respect to its over-collateralization and interest coverage tests, with which it was already in compliance before the cancellation, as well as to secure the Company’s long-term interest in this structured vehicle.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 10 – BORROWINGS – (Continued)

Collateralized Debt Obligations – (Continued)

Resource Real Estate Funding CDO 2006-1 – (Continued)

As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

Apidos CLO VIII Warehouse

In June 2011, the Company formed Apidos CLO VIII and entered into a warehouse facility to be provided by Citibank, N.A. to purchase bank loans to include in Apidos CLO VIII.  This agreement, secured by a $10.0 million purchase of 10,000 preference shares of Apidos CLO VIII, expires upon the closing of Apidos CLO VIII.  At June 30, 2011, there were no outstanding borrowings as the trades had yet to settle.  The facility bears interest at a rate of three-month LIBOR plus 1.0% for the first six months and 1.4% thereafter.

Equipment Contract Backed Notes, Series 2010-2

In May 2010, the Company acquired Equipment Contract Backed Notes, Series 2010-2, issued by LEAF Equipment Leasing Income Fund III, L.P. (“LEAF Funding 3”), a $120.0 million transaction that provided financing for leases.  The investments held by LEAF Funding 3 collateralized the debt it issued and, as a result, the investments were not available to the Company, its creditors or stockholders unless LEAF Funding 3 defaulted and the Company and other holders of the notes foreclosed on the collateral.  LEAF Funding 3 issued a total of $120.0 million of senior notes at a weighted average price of $93.52 to unrelated investors generating proceeds of $112.2 million.  Before contributing the notes to LCC. as described below, the Company amortized the discount over the lives of the notes using the effective yield method, adjusted for the effects of estimated prepayments on the notes.  On January 4, 2011, the Company made a preferred investment in LCC and contributed the notes to LCC as part of that investment (see Note 14).

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

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.77% and 0.79% at June 30, 2011 and December 31, 2010, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 10 – BORROWINGS – (Continued)

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

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on June 12, 2020, although the Company has the right to call the notes anytime after June 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.70% and 0.75% at June 30, 2011 and December 31, 2010, respectively.

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

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 0.85% and 0.87% at June 30, 2011 and December 31, 2010, respectively.

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

In October 2009, the Company amended the trust agreements and unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provided for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under the Company’s guarantee.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at June 30, 2011, were $512,000 and $528,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2010 were $590,000 and $604,000, respectively.  The interest rate adjustment took effect as of October 1, 2009 and expires on September 30, 2011.  The rates for RCT I and RCT II, at June 30, 2011, were 6.26% and 6.22%, respectively.  The rates for RCT I and RCT II, at December 31, 2010, were 6.25% and 6.24%, respectively.  The covenant waiver expires on January 1, 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 10 – BORROWINGS – (Continued)

Unsecured Junior Subordinated Debentures

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

Repurchase and Credit Facilities

CMBS – Term Repurchase Facility

In February 2011, the Company’s wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of CMBS.  The Company guaranteed RCC Real Estate’s and RCC Commercial’s performance of their obligations under the repurchase agreement.  At June 30, 2011, RCC Real Estate had borrowed $23.7 million (gross of $430,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At June 30, 2011, borrowings under the repurchase agreement were secured by CMBS with an estimated fair value of $27.6 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.44%.

At June 30, 2011, the Company had a repurchase agreement with the following counterparty (dollars in thousands); the Company had no repurchase agreements at December 31, 2010:

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
June 30, 2011:
Wells Fargo Bank, National Association.	$4,170	18	1.44%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

NOTE 11 – SHARE ISSUANCE AND REPURCHASE

On March 30, 2011, the Company sold 6,900,000 shares of common stock in an underwritten public offering, including 900,000 shares exercised through the underwriters’ over-allotment option, at a price of $6.90 per share.  The Company received net proceeds of approximately $46.6 million after payment of underwriting discounts and commissions of approximately $966,000 and before other offering expenses of approximately $185,000.

Under a dividend reinvestment plan authorized by the board of directors on March 10, 2011, the Company is authorized to issue up to 10.0 million shares of common stock.  Under this plan, which succeeded the November 2010 plan, the Company has issued 1,605,091 shares, at a weighted-average share price of $6.47 per share, and received proceeds of $10.1 million (net of costs), all in June 2011.

Under an earlier dividend reinvestment plan authorized by the board of directors on November 18, 2010, the Company was authorized to issue up to 8.0 million shares of common stock.  Under this plan, the Company had issued 6,571,468 shares from January 2011 through May 2011 at a weighted-average share price of $6.93 per share and received proceeds of $44.4 million (net of costs).  The Company has issued a total of approximately 8.0 million shares of common stock under this plan since inception.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 12 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2011	16,939	518,018	534,957
Issued	15,200	951,165	966,365
Vested	(16,939)	(291,650)	(308,589)
Forfeited	−	(345)	(345)
Unvested shares as of June 30, 2011	15,200	1,177,188	1,192,388

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the six months ended June 30, 2011 and 2010, including shares issued to the five non-employee directors, was $7.0 million and $1.8 million, respectively.

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

In connection with the July 2006 hiring of a commercial mortgage direct loan origination team by Resource Real Estate, Inc. (“Resource Real Estate”), a subsidiary of Resource America, the Company agreed to issue up to 100,000 shares of common stock and options to purchase an additional 100,000 shares of common stock if certain loan origination performance thresholds are achieved by this origination team for the Company’s account.  The performance thresholds are two-tiered.  Upon the achievement of $400.0 million of direct loan originations of commercial real estate loans, 60,000 restricted shares of common stock and options to purchase an additional 60,000 shares of common stock are issuable.  This hurdle was met in June 2007.  Upon the achievement of an additional $300.0 million of direct loan originations of commercial real estate loans, a second tranche of 40,000 restricted shares of common stock and options to purchase another 40,000 shares of common stock are issuable.  The restricted shares vest over a two-year period after issuance and the options to purchase shares of common stock vest over a three-year period after issuance.  On May 16, 2011, 40,000 shares of restricted common stock and 40,000 options to purchase additional shares were issued as a result of the achievement of an additional $300.0 million of direct loan originations of commercial real estate loans.  The restricted shares vest 50% on May 16, 2012 and 50% on May 16, 2013.  The options vest 33.3% per year beginning on May 16, 2012.

The following table summarizes stock option transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2011	602,666	$14.99
Granted	40,000	6.40
Exercised	−	−
Forfeited	−	−
Outstanding as of June 30, 2011	642,666	$14.45	4	$285
Exercisable at June 30, 2011	602,666	$14.99	4	$262

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 12 – SHARE-BASED COMPENSATION – (Continued)

The following table summarizes the status of the Company’s unvested options as of June 30, 2011:

	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	−	−
Granted	40,000	6.40
Vested	−	−
Forfeited	−	−
Unvested at June 30, 2011	40,000	6.40

The stock options have a remaining contractual term of five years.  Upon exercise of options, new shares are issued.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2011	602,666	$14.99
Granted	-	-
Exercised	−	−
Forfeited	−	−
Vested as of June 30, 2011	602,666	$14.99	4	$262

The stock option transactions are valued using the Black-Scholes model using the following assumptions:

As of June 30, 2011
Expected life	4 years
Discount rate	1.58%
Volatility	61.00%
Dividend yield	15.82%

The estimated fair value of each option granted for the three months ended June 30, 2011 was $0.579.

For the three and six months ended June 30, 2011 and 2010, the components of equity compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Options granted to Manager and non-employees	$2	$(10)	$2	$10
Restricted shares granted to Manager and non-employees	593	181	1,025	857
Restricted shares granted to non-employee directors	28	28	56	56
Total equity compensation expense	$623	$199	$1,083	$923

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 12 – SHARE-BASED COMPENSATION – (Continued)

During the three and six months ended June 30, 2011, the Manager received 4,482 shares as incentive compensation valued at $33,000 pursuant to the Management Agreement.  During the three and six months ended June 30, 2010, the Manager received 73,815 shares as incentive compensation valued at $375,000 pursuant to the Management Agreement.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of June 30, 2011.  All awards are discretionary in nature and subject to approval by the compensation committee of the Company’s board of directors.

NOTE 13 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic:
Net income	$9,219	$13,362	$22,361	$14,768
Weighted average number of shares outstanding	70,704,579	44,424,281	65,455,811	41,223,517
Basic net income per share	$0.13	$0.30	$0.34	$0.36

Diluted:
Net income	$9,219	$13,362	$22,361	$14,768
Weighted average number of shares outstanding	70,704,579	44,424,281	65,455,811	41,223,517
Additional shares due to assumed conversion of dilutive instruments	303,496	299,806	276,653	231,610
Adjusted weighted-average number of common shares outstanding	71,008,075	44,724,087	65,732,464	41,455,127
Diluted net income per share	$0.13	$0.30	$0.34	$0.36

NOTE 14 – RELATED PARTY TRANSACTIONS

Relationship with Resource America and Certain of its Subsidiaries.  At June 30, 2011, Resource America owned 2,448,484 shares, or 3.3%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS – (Continued)

The Company is managed by the Manager pursuant to the Management Agreement, which provides for both base and incentive management fees.  For the three and six months ended June 30, 2011, the Manager earned base management fees of approximately $1.8 million and $3.4 million, respectively, and incentive management fees of $1.4 million and $2.1 million, respectively, for the three and six months ended June 30, 2011.  For the three and six months ended June 30, 2010, the Manager earned base management fees of approximately $1.3 million and $2.5 million, respectively, and incentive management fees of $3.0 million for the three and six months ended June 30, 2010.  The Company also reimburses the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  On October 16, 2009, the Company entered into an amendment of the Management Agreement.  Pursuant to the amendment, the Manager must provide the Company with a Chief Financial Officer and several accounting professionals, each of whom will be exclusively dedicated to the operations of the Company.  The Manager must also provide the Company with a director of investor relations who will be 50% dedicated to the Company’s operations.  The Company bears the expense of the wages, salaries and benefits of the Chief Financial Officer and several accounting professionals and 50% of the salary and benefits of the director of investor relations.  In addition, in February 2010, the Company began reimbursing the Manager for the wages, salary, and benefits of its Chairman of the Board, who is exclusively dedicated to the operations of the Company.  For the three and six months ended June 30, 2011, the Company paid the Manager $617,000 and $1.2 million, respectively, as expense reimbursements.  For the three and six months ended June 30, 2010, the Company paid the Manager $520,000 and $858,000, respectively, as expense reimbursements.

At June 30, 2011, the Company was indebted to the Manager for base management fees of $613,000 and expense reimbursements of $319,000.  At December 31, 2010, the Company was indebted to the Manager for base management fees of $522,000, incentive management fees of $131,000 and expense reimbursements of $256,000.

The Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company’s interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  The Company acquired the membership interests for $2.1 million.  The agreement requires the Company to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  The investment balance of $4.9 million and $5.2 million at June 30, 2011 and December 31, 2010, respectively, is recorded as an investment in unconsolidated entities on the Company’s consolidated balance sheet using the equity method.

On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of the Manager, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, with RCP, having options to extend the loan for two additional 12-month periods.  Principal payments of $234,000 were made during the six months ended June 30, 2011.  The loan balance was $1.7 million at June 30, 2011.

On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The agreement provides that: (a) RCM may invest up to $13.0 million, with the investable amount being adjusted by portfolio gains/(losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three and six months ended June 30, 2011, RCM earned $440,000 and $970,000 in management fees, respectively.  The Company has reinvested gains from its activity and holds $32.3 million in fair market value of trading securities as of June 30, 2011, an increase from $17.7 million at fair market value as of December 31, 2010.  In addition, the Company and RCM have established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  During the three and six months ended June 30, 2011, RCM earned $136,000 and $254,000, respectively, as its share of the net profits as defined in the Investment Management Agreement.
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with LEAF. LEAF, a majority-owned subsidiary of Resource America, originates and manages equipment leases and notes on behalf of the Company.

On January 4, 2011, the Company’s wholly-owned subsidiary, Resource TRS, made a preferred investment in LCC, a newly-formed equipment financing subsidiary of LEAF Financial.  Resource TRS contributed initial capital of approximately $26.2 million to LCC in the form of approximately $5.2 million in cash, and all of its interest in LEAF Receivables Funding 3, a wholly-owned subsidiary of Resource TRS, which held a portfolio of equipment, equipment leases and notes.  As part of the transaction, LEAF Financial contributed its assets relating to its equipment lease and note origination, servicing and finance business to LCC.  Also, senior management personnel of LEAF Financial contributed capital to LCC in the form of all of the shares of common stock they owned in LEAF Financial in exchange for 10% of the shares of LCC common stock on a fully-diluted basis.  The foregoing capital investments in LCC were made pursuant to a Transfer and Contribution Agreement among the registrant, LEAF Financial, LCC, Resource TRS and the Management Parties (“TCA”).

Pursuant to the TCA, in return for TRS’s capital investments, LCC issued to Resource TRS 2,626,783 shares of LCC Series A preferred stock and warrants to purchase 4,800 shares of LCC common stock for an exercise price of $0.01 per share.  The shares receivable upon exercise of the warrants represent 48% of LCC’s common stock on a fully-diluted basis.  The investment is classified as securities available-for-sale on the Company’s consolidated balance sheet.

As set forth in the TCA, on January 4, 2011, Resource TRS also delivered to LCC a Share Purchase Agreement under which LCC was permitted to require Resource TRS to purchase up to an additional $10.0 million of Series A preferred stock, of which all $10.0 million was purchased during the period ended June 30, 2011.

On May 27, 2010, the Company closed a $120.0 million securitization adding to the Company’s existing lease receivables.  The securitization, LEAF Funding 3 (referred to above), issued equipment-backed securitized notes at a weighted average discounted price of 93.6%.  At closing, $14.4 million of proceeds were placed into a restricted account.  The Company had $21.0 million of equity invested in LEAF Funding 3 as of December 31, 2010.  In January 2011, as described above, the Company contributed its interest in LEAF Funding 3 to LCC.

On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”), pursuant to which the Company provided an $8.0 million credit facility to LEAF II, of which all $8.0 million has been funded.  The credit facility had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II Receivables Funding, LLC (“LEAF Funding II”), including its entire ownership interest in LEAF II.  The Company received a 1% origination fee in connection with the establishment of the facility.  The facility originally matured on March 3, 2011 and was extended until June 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the note was further amended to extend maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum.  The loan amount outstanding at June 30, 2011 was $8.0 million.

Relationship with Apidos Capital Management. Apidos Capital Management LLC (“ACM”), a subsidiary of Resource America, manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, the Company announced that it had entered into a definitive agreement that will expand its management in broadly syndicated bank loans.  A subsidiary of the Company agreed to purchase 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC ("Churchill") for $22.5 million.  Through CPAM, the Company will be entitled to collect senior, subordinated and incentive fees related to five Collateralized Loan Obligations (“CLOs”) totaling approximately $1.9 billion in assets managed by CPAM.  CPAM will be assisted by ACM, in managing the five CLOs.  CPAM subsequently changed its name to Resource Capital Asset Management (“RCAM”).  ACM will be entitled to 10% of all subordinated fees and 5% of the incentive fees received by RCAM.  For the period from acquisition through June 30, 2011, ACM was paid $352,000 from subordinated fees received.

Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At June 30, 2011 and December 31, 2010, the Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio.
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS – (Continued)

On June 21, 2011, the Company entered into a joint venture with CR SLH Partners, L.P. (“SLH Partners”) to purchase a multifamily building (“School Lane House”).  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by the first mortgage lien on the property. The Company received a commitment fee equal to 1.0% of the loan amount at the commencement of the loan.  The loan matures on June 21, 2012 and bears interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Resource Real Estate Management, LLC was appointed as asset manager of the venture.  The asset manager will perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable.  It will also be responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  Resource Real Estate Management will receive an annual asset management fee equal to 2.0% of the gross receipts generated from the property.

Relationship with The Bancorp.  On March 14, 2011, the Company paid The Bancorp Bank (“Bancorp”) a loan commitment fee in the amount of $31,500 in connection with Bancorp’s commitment to establish a certain credit facility for the benefit of the Company.  A subsequent facility was executed in July 2011 (see Note 18).

Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three and six months ended June 30, 2011, the Company paid Ledgewood $107,000 and $156,000, respectively, in connection with legal services rendered to the Company as compared to $187,000 and $211,000 for the three and six months ended June 30, 2010, respectively.

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

On June 16, 2011, the Company declared a quarterly distribution of $0.25 per share of common stock, $18.6 million in the aggregate, which was paid on July 27, 2011 to stockholders of record on June 30, 2011.

On March 18, 2011, the Company declared a quarterly distribution of $0.25 per share of common stock, $17.6 million in the aggregate, which was paid on April 28, 2011 to stockholders of record on March 31, 2011.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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
JUNE 30, 2011
(Unaudited)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

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

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1		Level 2		Level 3	Total
June 30, 2011:
Assets:
Investment securities, trading	$	−	$	−	$32,345	$32,345
Investment securities available-for-sale		−		70,050	21,318	91,368	(1)
Total assets at fair value	$	−		$70,050	$53,663	$123,713

Liabilities:
Derivatives (net)	$	−		$1,691	$14,844	$16,535
Total liabilities at fair value	$	−		$1,691	$14,844	$16,535

December 31, 2010:
Assets:
Investment securities, trading	$	−	$	−	$17,723	$17,723
Investment securities available-for-sale		−		38,303	25,657	63,960
Total assets at fair value	$	−		$38,303	$43,380	$81,683

Liabilities:
Derivatives (net)	$	−		$2,363	$10,929	$13,292
Total liabilities at fair value	$	−		$2,363	$10,929	$13,292

(1)	Balance does not include a $36.2 million investment in preferred stock and warrants which is carried at cost and therefore not required to be at fair value.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2010	$44,542
Total gains or losses (realized/unrealized):
Included in earnings	(6,936)
Purchases	40,415
Sales	(19,468)
Paydowns	(1,276)
Transfers out of Level 3	(43,090)
Unrealized losses – included in accumulated other comprehensive income	29,193
Beginning balance, January 1, 2011	43,380
Total gains or losses (realized/unrealized):
Included in earnings	2,522
Purchases	28,334
Sales	(14,612)
Paydowns	(1,412)
Transfers out of Level 3	(4,437)
Unrealized losses – included in accumulated other comprehensive income	(112)
Ending balance, June 30, 2011	$53,663

The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	Level 3
Beginning balance, January 1, 2010	$	−
Transfers into Level 3		10,929
Beginning balance, January 1, 2011		10,929
Unrealized losses – included in accumulated other comprehensive income		3,915
Ending balance, June 30, 2011		$14,844

The Company had $4.6 million and $6.1 million of losses included in earnings during the three and six months ended June 30, 2011 and 2010, respectively due to the other-than-temporary impairment charge of one and  two assets during the three months ended June 30, 2011 and  2010, respectively.  These losses are included in the consolidated statement of operations as net impairment losses recognized in earnings.

Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as nonrecurring Level 2.  For the Company’s CRE loans where there is no market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3.  The amount of nonrecurring fair value losses for impaired loans for the three and six months ended June 30, 2011 was $2.2 million and $2.6 million, respectively, as compared to $23.3 million and $23.3 million for the three and six months ended June 30, 2010, respectively. The amount is included in the consolidated statements of income as provision for loan and lease losses.

Property available-for-sale is estimated based on recent sales prices of prior sales of similar condominium units in the property and the appraised value of a similar condominium unit in the property less selling costs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):
	Level 1		Level 2	Level 3	Total
June 30, 2011:
Assets:
Loans held for sale	$	−	$1,042	$608	$1,650
Impaired loans		−	226	20,700	20,926
Total assets at fair value	$	−	$1,268	$21,308	$22,576

December 31, 2010:
Assets:
Loans held for sale	$	−	$4,027	$24,566	$28,593
Impaired loans		−	250	132,777	133,027
Property available-for-sale		−	−	4,444	4,444
Equity		−	−	147	147
Total assets at fair value	$	−	$4,277	$161,934	$166,211

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, dividend reinvestment plan proceeds receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on the consolidated balance sheet.  The fair value of the Company’s investment securities, trading is reported in Note 3.  The fair value of the Company’s investment securities available-for-sale is reported in Note 4.  The fair value of the Company’s investment securities held-to-maturity is reported in Note 5.  The fair value of the Company’s derivative instruments is reported in Note 17.

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below.

	Fair Value of Financial Instruments
	(in thousands)
	June 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Loans held-for-investment	$1,455,445	$1,449,456	$1,443,271	$1,439,376
Loans receivable–related party	$9,663	$9,663	$9,927	$9,927
CDO notes payable	$1,399,429	$1,054,269	$1,397,880	$905,790
Junior subordinated notes	$50,508	$17,002	$50,354	$16,848

NOTE 17– INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

At June 30, 2011, the Company had 20 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 4.67% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $189.4 million at June 30, 2011.  In addition, the Company also has one interest rate cap agreement with an aggregate notional amount of $14.8 million outstanding whereby it reduced its exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through the consolidated statements of income.  The counterparties for the Company’s designated interest rate hedge contracts are Credit Suisse International and Wells Fargo Bank, National Association, with which the Company has master netting agreements.

At December 31, 2010, the Company had 10 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.17% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $166.8 million at December 31, 2010.  In addition, the Company had one interest rate cap agreement with an aggregate notional amount of $14.8 million outstanding, as described above.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 17– INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS – (Continued)

The estimated fair value of the Company’s interest rate swaps was ($16.5) million and ($13.3) million as of June 30, 2011 and December 31, 2010, respectively.  The Company had aggregate unrealized losses of $17.8 million and $14.7 million on the interest rate swap agreements as of June 30, 2011 and December 31, 2010, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2011 and on the consolidated statement of income for the three and six months ended June 30, 2011:

Fair Value of Derivative Instruments as of June 30, 2011
(in thousands)

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value (1)
Interest rate cap agreement	$14,841	Derivatives, at fair value	$	−

Interest rate swap contracts	$189,421	Derivatives, at fair value		$(16,535)

		Accumulated other comprehensive loss		$16,535

The Effect of Derivative Instruments on the Statement of Income for the
For the Three Months Ended June 30, 2011
(in thousands)

	Liability Derivatives
	Notional Amount	Statement of Income Location	Amount of Loss Reclassified from AOCI into Income (Effective Portion)
Three Months Ended June 30, 2011
Interest rate cap agreement	$14,841	Interest expense	$	−

Interest rate swap contracts	$189,421	Interest expense		$2,194

Six Months Ended June 30, 2011
Interest rate cap agreement	$14,841	Interest expense	$	−

Interest rate swap contracts	$189,421	Interest expense		$4,308

(1)	Negative values indicate a decrease to the associated balance sheet.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(Unaudited)

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the unaudited consolidated financial statements, except for the following.

On July 7, 2011, the Company and RCC Real Estate entered into a $10.0 million revolving credit facility with The Bancorp Bank.  The facility will provide bridge financing for up to five business days which will enable the Company and RCC Real Estate to fund real estate loans to third parties prior to their sale to the Company’s CRE CDOs.  The facility is evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp Bank entered into July 7, 2011.  The facility is secured by a Securities Pledge Control Agreement by which the Company pledged $40.0 million of the Class A-1 notes of RREF CDO 2006-1, which are owned by RCC Real Estate.  The note becomes due and payable on June 30, 2012.

On July 20, 2011, the Company entered into an agreement with LCC, pursuant to which the Company provided a $10.0 million loan to LCC, of which $2.5 million was funded on July 20, 2011.  The loan matures on January 20, 2013 and bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance, payable quarterly.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  The loan is secured by all the assets of LEAF Capital Funding, LLC and LEAF’s interest in LEAF Receivables Funding 3.

The Company received $1.1 million in proceeds from the issuance of 177,670 shares of common stock through the Company’s dividend reinvestment plan in July 2011.

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

We are externally managed by Resource Capital Manager, Inc., or the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through our commercial real estate, commercial finance and financial fund management operating segments.  As of June 30, 2011, Resource America managed approximately $13.4 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and from hedging interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, payments on lease receivables, other asset-backed securities, or ABS, real estate rental income, and the management of externally originated bank loans.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loans, CMBS, lease receivables, and other ABS, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as long-term financing sources.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

Ongoing problems in commercial real estate and credit markets continue to impact our operations, particularly with respect to the real estate portfolio investments we made between 2005 and 2008 that are still held by us.  We refer to these investments as our legacy portfolio investments.  These problems have also affected a number of our commercial real estate borrowers and, with respect to 27 of our commercial real estate loans, caused us to enter into loan modifications or convert previous loan interest into owned real estate.  We have increased our allowance for loan and lease losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other-than-temporary impairments in the market valuation of the CMBS and other ABS in our investment portfolio.  While we believe we have appropriately valued the assets in our investment portfolio at June 30, 2011, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.
The events occurring in the credit markets have impacted our financing and investing strategies and, as a result, our ability to originate new investments and to grow.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio had largely disappeared until mid 2010.  During 2010, we began to see a loosening in the previously frozen credit markets and, in May 2010, we closed a new $120.0 million securitization on our equipment leasing portfolio.  In addition, in February 2011, we entered into a $100.0 million, two-year term facility with Wells Fargo Bank, National Association, to purchase CMBS.  More recently, in June 2011 we obtained a warehouse facility to finance the purchase of bank loans with Citibank N.A. through Apidos CLO VIII, Ltd, or Apidos CLO VIII.  During 2011, we have engaged in discussions with multiple potential lenders about providing commercial real estate term financing to augment and cautiously grow our loan origination platform, although we had not obtained any such financing at June 30, 2011.  We caution investors that even if credit through these markets becomes more available, we may be unable to access those markets on economically favorable terms, or at all.

(Back to Index)

(Back to Index)

Credit market and economic conditions during the past three years have also resulted in a significant number of loan modifications, particularly in our commercial real estate, or CRE loans.  Borrowers have experienced deterioration in the performance of the properties we have financed or delays in implementing their business plans.  In order to assist our borrowers in effectuating their business plans, including the leasing and repositioning of the underlying assets, we have been willing to enter into loan modifications that would adapt our financing to their particular situations.  The most common loan modifications have included term extensions and modest interest rate reductions through the lowering of London Interbank Offered Rate, or LIBOR, floors, offset by increased interest rate spreads over LIBOR.  In exchange for the loan modifications, we have received partial principal pay-downs, new equity investment commitments in the properties from the borrowers or their principals, additional fees and other structural improvements and credit enhancements to the loans.  Since the beginning of 2008 through June 30, 2011, we have modified 27 commercial real estate, or CRE, loans.  Management determined that nine of these modifications were due to the financial distress of the borrower and, accordingly, qualified as a troubled debt restructuring.  We expect that we may have more CRE loan modifications in the future.

As economic conditions improve and we cautiously access the credit markets on acceptable terms, our principal strategies are to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations.  The following is a summary of repayments we received on our consolidated CDOs during the six months ended June 30, 2011:

●	$19.4 million of commercial real estate loan principal repayments;

●	$56.7 million at commercial real estate loan sale proceeds;

●	$258.3 million of bank loan principal repayments; and

●	$38.6 million of bank loan sale proceeds.

We have used recycled capital in our CRE CDO and bank loan CDO structures to make new investments at discounts to par.  As a result, we expect that the new investments will produce additional income as the discounts are accreted through interest income.  From the net discounts of approximately $14.0 million and $22.0 million, we expect to recognize income of approximately $3.3 million and $13.5 million in our CRE CDO and bank loan CDO portfolio, respectively, in 2011.

During 2010, we invested $5.0 million through Resource TRS, Inc. or Resource TRS, our taxable REIT subsidiary, in structured finance vehicles, principally CDO equity, which we have classified as trading securities.  Because of the success of that investment, we committed an additional $8.0 million to it in the March 2011 quarter.  Beginning in October 2010 through April 2011, we have underwritten nine new CRE loans for a total of $98.0 million.  We also purchased 10 newly underwritten CMBS for $29.9 million in the six months ended June 30, 2011 in conjunction with the Wells Fargo facility.  Furthermore, in January 2011, we discontinued directly investing in our lease receivable portfolio investments and, instead, made a preferred stock investment in LEAF Commercial Capital, Inc, or LCC, a recently formed equipment leasing enterprise and an indirect subsidiary of Resource America, through cash capital contributions and a contribution of our lease portfolio equity and debt interests.  In February 2011, we purchased a company that manages $1.9 billion of bank loan assets and are entitled to collect senior, subordinated and incentive management fees subject to a sub-management fee we pay to an affiliate of our Manager.  In addition, in June 2011, we funded $10.0 million in conjunction with a warehouse facility from Citibank N.A.  As a result of these recent asset purchases and credit market events, we believe that we will be able to invest a significant portion of our available unrestricted and restricted cash balances and, as a result, increase our net interest margin in 2011.  In fact, we saw an increase in our net interest income of over $2.7 million or 17% for the three months ended June 30 2011 versus the three months ended June 30, 2010, and a $7.2 million, or 25% increase for the six months ended June 30, 2011 versus the six months ended June 30, 2010.  Going forward in 2011, we expect to invest the majority of the cash in our CRE CDOs, which stood at $31.8 million and $86.1 million ($117.9 million combined) in RREF CDO 2006-1 and RREF CDO 2007-1, respectively.  These expected new investments, at weighted average rates ranging from 6% to 7%, should significantly increase our net interest income since the cash accumulated from loan sales, payoffs and paydowns has earned only nominal returns in temporary overnight investments (see interest income - other).

As of June 30, 2011, we had invested 66% of our portfolio in CRE assets, 29% in commercial finance, and 5% in other investments.  As of December 31, 2010, we had invested 77% of our portfolio in CRE assets, 21% in commercial finance, and 2% in other investments.

(Back to Index)

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

Results of Operations − Three and Six Months Ended June 30, 2011 as compared to
Three and Six Months Ended June 30, 2010

Our net income for the three and six months ended June 30, 2011 was $9.2 million, or $0.13 per share (basic and diluted) and $22.4 million, or $0.34 per share (basic and diluted), respectively, as compared to net income of $13.4 million, or $0.30 per share (basic and diluted) and $14.8 million, or $0.36 per share (basic and diluted) for the three and six months ended June 30, 2010, respectively.

Interest Income

The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	$13,344	5.95%	$888,340	$10,858	4.71%	$913,646
Commercial real estate loans	7,247	4.55%	$625,357	8,531	4.68%	$713,848
Total interest income from loans	20,591			19,389
Interest income from securities:
CMBS-private placement	2,330	5.39%	$175,297	2,540	7.45%	$136,221
Securities held-to-maturity	373	4.57%	$32,302	318	3.52%	$35,811
Other ABS	252	2.76%	$35,865	37	6.43%	$2,300
Total interest income from securities available-for-sale	2,955			2,895
Leasing	−	N/A	N/A	1,928	18.42%	$42,598
Interest income – other:
Preference payments on structured notes (1)	1,627	8.09%	$80,416	116	410.62%	$113
Temporary investment in over-night repurchase agreements	89	N/A	N/A	132	N/A	N/A
Total interest income − other	1,716			248
Total interest income	$25,262			$24,460

(1)
We did not begin purchasing assets for this portfolio until June 16, 2010.  Yields on these quarterly payers reflect payments for full distribution periods and in some cases we  owned the position for a portion of that period.

(Back to Index)

(Back to Index)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	$27,494	6.18%	$883,208	$20,743	4.53%	$910,806
Commercial real estate loans	14,347	4.50%	$634,865	17,195	4.68%	$720,453
Total interest income from loans	41,841			37,938
Interest income from securities:
CMBS-private placement	4,564	5.58%	$162,011	5,074	7.26%	$141,140
Securities held-to-maturity	743	4.60%	$32,129	655	3.49%	$35,877
Other ABS	408	3.09%	$25,855	40	3.47%	$2,300
Total interest income from securities available-for-sale	5,715			5,769
Leasing	−	N/A	N/A	2,163	17.27%	$25,986
Interest income – other:
Preference payments on structured notes (1)	2,762	8.22%	$67,185	116	407.02%	$57
Temporary investment in over-night repurchase agreements	173	N/A	N/A	183	N/A	N/A
Total interest income – other	2,935			299
Total interest income	$50,491			$46,169

(1)
We did not begin purchasing assets for this portfolio until June 16, 2010.  Yields on these quarterly payers reflect payments for full distribution periods and in some cases we  owned the position for a portion of that period.

(Back to Index)

(Back to Index)

The following table summarizes certain information relating to interest income for the periods indicated (in thousands, except percentages):

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
Three Months Ended June 30, 2011
Bank loans	3.70%	$(19,224)	$4,672	$8,357	$315	$13,344
Commercial real estate loans	4.41%	$(175)	(2)	7,210	39	7,247
Total interest income from loans			4,670	15,567	354	20,591
CMBS-private placement	3.48%	$(14,038)	723	1,607	−	2,330
Securities held-to-maturity	2.60%	$(2,732)	120	253	−	373
Other ABS			−	252	−	252
Total interest income from securities			843	2,112	−	2,955
Preference payments on structured notes			−	1,627	−	1,627
Other			−	89	−	89
Total interest income – other			−	1,716	−	1,716
Total interest income			$5,513	$19,395	$354	$25,262

Three Months Ended June 30, 2010:
Bank loans	3.19%	$(29,495)	$3,194	$7,378	$286	$10,858
Commercial real estate loans	4.61%	$(42)	(6)	8,447	90	8,531
Total interest income from loans			3,188	15,825	376	19,389
CMBS-private placement	4.16%	$(30,442)	1,120	1,420	−	2,540
Securities held-to-maturity	2.39%	$(2,880)	101	217	−	318
Other ABS			−	37	−	37
Total interest income from securities			1,221	1,674	−	2,895
Leasing			−	1,928	−	1,928
Preference payments on structured notes			−	116	−	116
Other			−	132	−	132
Total interest income – other			−	248	−	248

Total interest income			$4,409	$19,675	$376	$24,460

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
Six Months Ended June 30, 2011
Bank loans	3.65%	$(19,224)	$9,724	$16,353	$1,417	$27,494
Commercial real estate loans	4.37%	$(175)	(4)	14,268	83	14,347
Total interest income from loans			9,720	30,621	1,500	41,841

CMBS-private placement	3.29%	$(14,038)	1,739	2,825	−	4,564
Securities held-to-maturity	2.61%	$(2,732)	238	505	−	743
Other ABS			−	408	−	408
Total interest income from securities			1,977	3,738	−	5,715

Preference payments on structured notes			−	2,762	−	2,762
Other			−	173	−	173
Total interest income – other			−	2,935	−	2,935

Total interest income			$11,697	$37,294	$1,500	$50,491

Six Months Ended June 30, 2010:
Bank loans	3.10%	$(29,495)	$6,067	$14,227	$449	$20,743
Commercial real estate loans	4.72%	$(42)	(11)	17,004	202	17,195
Total interest income from loans			6,056	31,231	651	37,938

CMBS-private placement	4.14%	$(30,442)	2,201	2,873	−	5,074
Securities held-to-maturity	2.39%	$(2,880)	198	457	−	655
Other ABS			−	40	−	40
Total interest income from securities			2,399	3,370	−	5,769

Leasing			−	2,163	−	2,163

Preference payments on structured notes			−	116	−	116
Other			−	183	−	183
Total interest income – other			−	299	−	299

Total interest income			$8,455	$37,063	$651	$46,169

Aggregate interest income increased $802,000 (3%) and $4.3 million (9%) to $25.3 million and $50.5 million for the three and six months ended June 30, 2011, respectively, from $24.5 million and $46.2 million for the three and six months ended June 30, 2010, respectively.  We attribute this increase to the following:

Interest Income from Loans

Aggregate interest income from loans increased $1.2 million (6%) and $3.9 million (10%) to $20.6 million and $41.8 million for the three and six months ended June 30, 2011, respectively, from $19.4 million and $37.9 million for the three and six months ended June 30, 2010, respectively.

(Back to Index)

(Back to Index)

Bank loans generated $13.3 million and $27.5 million of interest income for the three and six months ended June 30, 2011, respectively, as compared to $10.9 million and $20.7 million for the three and six months ended June 30, 2010, respectively, an increase of $2.5 million (23%) and $6.8 million (33%), respectively.  These increases resulted primarily from an increase in the weighted average yield earned by our bank loans to 5.95% and 6.18% for the three and six months ended June 30, 2011, respectively, from 4.71% and 4.53% for the three and six months ended June 30, 2010, respectively due to the following:

●
increased accretion income to $4.7 million and $9.7 million for the three and six months ended June 30, 2011, respectively, as compared to $3.2 million and $6.1 million for the three and six months ended June 30, 2010, respectively.  The increase in accretion income is the result of the purchase of $608.8 million of bank loans at discounts during 2009 and 2010 and the subsequent paydown and payoff of many of these loans during the three and six months ended June 30, 2011, which accelerated the recognition of the discount accretion.  In addition, the normal accretion of those discounts into income increased due to the larger discounts at June 30, 2011 as compared to June 30, 2010.  These discounted loan purchases were made as we reinvest the proceeds from the loans we have sold, typically for credit reasons and from loan payoffs from our borrowers.

●
an increase in the weighted average contractual interest rate earned on these loans primarily as a result of the increase in weighted average spread to 3.03%, for the three months ended June 30, 2011, as compared to 2.69%, for the three months ended June 30, 2010 due to the purchase of loans during the latter part of 2010 and the first half of 2011 with higher spreads

The increase in the yield on bank loans was partially offset by a decrease in the weighted average balance on these loans of $25.3 million and $27.6 million to $888.3 million and $883.2 million for the three and six months ended June 30, 2011, respectively, from $913.6 million and $910.8 million for the three and six months ended June 30, 2010, respectively, primarily as a result of the timing of when loans were sold or paid down and the proceeds reinvested.

The increase in interest income from bank loans was partially offset by a decrease in interest income on CRE loans which generated $7.2 million and $14.3 million of interest income for the three and six months ended June 30, 2011, respectively, as compared to $8.5 million and $17.2 million for the three and six months ended June 30, 2010, respectively, decreases of $1.3 million (15%) and $2.8 million (17%), respectively.  These decreases are a result of the following:

●
a decrease in the weighted average balance of assets of $88.5 million and $85.6 million to $625.4 million and $634.9 million for the three and six months ended June 30, 2011, respectively, from $713.8 million and $720.5 million for the three and six months ended June 30, 2010, respectively, primarily as a result of payoffs, paydowns, conversion of loans to equity and, to a lesser extent, loan sales and write-offs of impaired loans; and

●
a decrease in the weighted average yield on these assets to 4.55% and 4.50% for the three and six months ended June 30, 2011, respectively, from 4.68% and 4.68% for the three and six months ended June 30, 2010, respectively, primarily due to decreases in LIBOR floors, which is a reference index for the rates payable on these loans, from loan modifications during 2009 and 2010.  There were $184.7 million of loans with a weighted average LIBOR floor of 2.50% at June 30, 2011 as compared to $189.8 million of loans with a weighted average LIBOR floor of 2.24% at June 30, 2010.

Interest Income from Securities

Aggregate interest income from securities increased $60,000 (2%) and decreased $54,000 (1%) to $3.0 million and $5.7 million for the three and six months ended June 30, 2011, respectively from $2.9 million and $5.8 million for the three and six months ended June 30, 2010, respectively.  The changes in interest income from securities resulted principally from the following:

Interest income from CMBS-private placement decreased $210,000 (8%) and $510,000 (10%) to $2.3 million and $4.6 million for the three and six months ended June 30, 2011, respectively from $2.5 million and $5.1 million for the three and six months ended June 30, 2010, respectively.  We attribute the decrease to a decrease in the weighted average yield to 5.39% and 5.58% for the three and six months ended June 30, 2011, respectively from 7.45% and 7.26%, respectively for the three and six months ended June 30, 2010 primarily as a result of a decrease of $168,000 and $461,000 in accretion income to $724,000 and $1.7 million during the three and six months ended June 30, 2011 from $1.1 million and $2.2 million, respectively during the three and six months ended June 30, 2010.  The decrease in accretion income resulted from the impairment of $34.0 million of CMBS, at par, and with associated discounts of $2.1 million during the last quarter of 2009 through the second quarter of 2011 and the elimination of accretion of those discounts into income.  We no longer record discount accretion when we impair the securities, typically for credit reasons.

(Back to Index)

(Back to Index)

The decrease in weighted average yield was partially offset by an increase in the weighted average balance of assets of $39.1 million and $20.9 million to $175.3 million and $162.0 million for the three and six months ended June 30, 2011, respectively, from $136.2 million and $141.1 million for the three and six months ended June 30, 2010, respectively principally as a result of the purchase of $63.7 million par value of assets during the six months ended June 30, 2011, and during the last half of the year ended December 31, 2010.  This was partially offset by the impairment and subsequent non-payment of $42.1 million par value of assets during the fourth quarter of 2009 through the second quarter of 2011.

Interest income from other ABS increased $215,000 (581%) and $368,000 (920%) to $252,000 and $408,000 for the three and six months ended June 30, 2011, respectively, from $37,000 and $40,000 for the three and six months ended June 30, 2010, respectively.  Interest income from other ABS resulted principally from residential mortgage-backed securities, or RMBS positions purchased as part of our trading portfolio during 2011.  There were no assets in this category in the prior year.

Interest Income − Leasing

Our equipment leasing portfolio generated $1.9 million and $2.2 million of interest income for the three and six months ended June 30, 2010, respectively.  There was no such income for the three and six months ended June 30, 2011 as a result the transfer of our leasing portfolio into LCC as part of our preferred equity investment in LCC.  Our restructured investment in LCC, however, generated dividend income, as discussed in “- Other Revenue.”

Interest Income − Other

Aggregate interest income-other increased $1.5 million (592%) and $2.6 million (882%) to $1.7 million and $2.9 million for the three and six months ended June 30, 2011, respectively, as compared to $248,000 and $299,000 for the three and six months ended June 30, 2010, respectively, as a result of the following:

Interest income from preference payments on structured notes generated $1.6 million and $2.8 million for the three and six months ended June 30, 2011, respectively, as compared to $116,000 for the three and six months ended June 30, 2010, respectively.  These payments, which are related to our program with Resource Capital Markets, vary from period to period and are based on cash flows from the underlying assets rather than on a contractual interest rate.

Interest Expense − Three and Six Months Ended June 30, 2011 as compared to
Three and Six Months Ended June 30, 2010

The following table sets forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$2,283	1.02%	$906,000	$2,341	1.02%	$906,000
Commercial real estate loans	1,537	1.24%	$503,750	2,217	1.60%	$548,381
CMBS–private placement	154	2.64%	$23,416	−	N/A	N/A
Leasing	−	N/A	N/A	1,020	8.70%	$46,607
Hedging instruments	2,194	5.09%	$166,892	2,450	5.25%	$187,687
General	894	7.02%	$50,000	901	6.95%	$50,000
Total interest expense	$7,062			$8,929

(Back to Index)

(Back to Index)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$4,573	0.99%	$906,000	$4,534	0.99%	$906,00
Commercial real estate loans	3,126	1.25%	$503,750	4,330	1.49%	$567,740
CMBS–private placement	210	3.12%	$13,568	−	N/A	N/A
Leasing	−	N/A	N/A	1,020	8.68%	$23,432
Hedging instruments	4,308	5.07%	$166,978	5,169	5.19%	$196,817
General	1,778	6.87%	$50,000	1,813	7.02%	$50,000
Total interest expense	$13,995			$16,866

Aggregate interest expense decreased $1.9 million (21%) and $2.9 million (17%) to $7.1 million and $14.0 million for the three and six months ended June 30, 2011, respectively, from $8.9 million and $16.9 million, respectively, for the three and six months ended June 30, 2010, respectively.  We attribute this decrease to the following:

Interest expense on commercial real estate loans was $1.5 million and $3.1 million for the three and six months ended June 30, 2011, respectively, as compared to $2.2 million and $4.3 million for the three and six months ended June 30, 2010, respectively, decreases of $680,000 (31%) and $1.2 million (28%), respectively.  These decreases resulted primarily from a decrease in the weighted average balance of the related financings of $44.6 million and $64.0 million to $503.8 million and $503.8 million for the three and six months ended June 30, 2011, respectively, as compared to $548.4 million and $567.7 million for the three and six months ended June 30, 2010, respectively, primarily due to the repurchase of $91.4 million of CDO notes in 2010.  There were no CDO note repurchases in the three and six months ended June 30, 2011.

Interest expense on leasing was $1.0 million for the three and six months ended June 30, 2010. There was no such expense for the three and six months ended June 30, 2011 as a result the transfer of our leasing portfolio into LCC as a preferred equity investment and the simultaneous transfer of the related debt to Resource America.

Interest expense on hedging instruments decreased $256,000 (10.5%) and $861,000 (16.7%) to $2.2 million and $4.3 million for the three and six months ended June 30, 2011, respectively, as compared to $2.5 million and $5.2 million for the three and six months ended June 30, 2010, respectively.  The decrease in the hedging expense is due to a change in the composition of swaps we held on our books during the three and six months ended June 30, 2011 as compared to 2010 as a result of the maturities of hedges related to our CRE portfolio in 2010 and the purchase of new hedges relating to securities we purchased using the Wells Fargo repurchase facility during 2011.

Other Revenue

The following table sets forth information relating to our other revenue incurred for the periods presented (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010		2011	2010
Other revenue:
Rental income	$157	$	−	$180	$	−
Dividend income	866		−	1,527		−
Fee income	2,253		−	3,899		−
Total other revenue	$3,276	$	−	$5,606	$	−

We generated fee income of 157,000 and $180,000 for the three and six months ended June 30, 2011, respectively, which is related to our property available-for-sale and our investments in real estate which we acquired in September 2010 and June 2011, respectively.

We received dividend income of $866,000 and $1.5 million for the three and six months ended June 30, 2011, respectively, from our January 2011 investment in LCC.  There was no such investment at June 30, 2010.

(Back to Index)

(Back to Index)

We generated fee income of $2.3 million and $3.9 million for the three and six months ended June 30, 2011, respectively, which is related to our February 2011 acquisition of a company that manages bank loan assets that entitles us to collect senior, subordinated, and incentive fees related to five collateralized loan obligation issuers, or CLOs.  We had no such investment or income at June 30, 2010.

Non-Investment Expenses

The following table sets forth information relating to our non-investment expenses incurred for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Non-investment expenses:
Management fees – related party	$3,148	$4,288	$5,486	$5,440
Equity compensation – related party	623	197	1,083	919
Professional services	989	876	1,908	1,695
Insurance	159	180	336	392
Rental operating expense	176	−	312	−
Depreciation on operating leases	−	685	−	685
General and administrative	1,130	864	1,939	1,511
Depreciation and amortization	756	−	1,009	−
Income tax expense	1,171	1,132	2,980	1,237
Total non-investment expenses	$8,152	$8,222	$15,053	$11,879

Management fees – related party decreased $1.1 million (27%) and increased $46,000 to $3.1 million and $5.5 million for the three and six months ended June 30, 2011, respectively, as compared to $4.3 million and $5.4 million for the three and six months ended June 30, 2010, respectively.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio.  The changes are described below:

●
Base management fees increased by $459,000 (35%) and $889,000 (36%) to $1.8 million and $3.4 million for the three and six months ended June 30, 2011, respectively, as compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2010, respectively.  These increases were due to increased stockholders’ equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $131.4 million of net proceeds from the sales of common stock through our Dividend Reinvestment and Stock Purchase Plan, or DRIP, during the year ended December 31, 2010 and the six months ended June 30, 2011 as well as the receipt of $92.9 million from the proceeds of our May 2010 and March 2011 common stock offerings.

●
Incentive management fees decreased $2.2 million (73%) to $806,000 for the three and six months ended June 30, 2011 from $3.0 million for the three and six months ended June 30, 2010.  The fee for the three months ended June 30, 2010 was driven by $16.4 million of gains on the extinguishment of debt.  There were no such gains during the three and six months ended June 30, 2011.

●
Management fees also include fees of $566,000 and $1.3 million for the three and six months ended June 30, 2011, respectively, related to our structured finance manager.  There was no such portfolio or related fees for the three and six months ended June 30, 2010.

Equity compensation – related party increased $426,000 (216%) and $164,000 (18%) to $623,000 and $1.1 million for the three and six months ended June 30, 2011, respectively, as compared to $197,000 and $919,000 for the three and six months ended June 30, 2010, respectively.  These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America who provide investment management services to us through our Manager.  The increase in expense was primarily the result of the issuance of new grants during the year as well as by our quarterly remeasurement of the value of unvested stock.

Professional services increased $113,000 (13%) and $213,000 (13%) to $989,000 and $1.9 million for the three and six months ended June 30, 2011, respectively, as compared to $876,000 and $1.7 million for the three and six months ended June 30, 2010, respectively, as a result the following:

●	An increase of $128,000 and $218,000 primarily as a result of compensation advisory services related to the filing of our annual report on Form 10-K.

●	An increase of $25,000 and $155,000 in legal fees for the three and six months ended, respectively, primarily from legal efforts related to the CRE portfolio.

●	An increase of $23,000 for tax compliance efforts performed during the three months ended June 30, 2011 as a result of when the work was performed.

(Back to Index)

(Back to Index)

Depreciation on operating leases was $685,000 for the three and six months ended June 30, 2010.  There was no such expense for the three and six months ended June 30, 2011.  The expense relates to the depreciation of the assets in the leasing securitization we acquired in May 2010 which were then converted to a preferred equity investment in LCC in January 2011.

Rental operating expense was $176,000 and $312,000 for the three and six months ended June 30, 2011, respectively, and is related to property available-for-sale and investments in real estate.  There were no such assets at June 30, 2010 and therefore no such expense for the three and six months ended June 30, 2010.

General and administrative expense increased $266,000 (31%) and $428,000 to $1.1 million and $1.9 million for the three and six months ended June 30, 2011, respectively from $864,000 and $1.5 million for the three and six months ended June 30, 2010.  This increase is a result of the following:

●
increases of $128,000 and $218,000 is related to our agreement to reimburse Resource America for the wages, salary and benefits of our Chairman, our Chief Financial Officer, several accounting professionals, and 50% of the salary and benefits of a director of investor relations.  We began reimbursing for our Chairman in February 2010; and

●	increases of $34,000 and $35,000 related to printing fees for our proxy; and

●	increased rating agency fees $52,000 and $60,000 related to reviews of newly underwritten loans in our CRE CDOs.

Depreciation and amortization was $756,000 and $1.0 million for the three and six months ended June 30, 2011, respectively, and is related to our acquisition of RCAM in February 2011 and our acquisition of real estate in June 2011.  There were no such investments at June 30, 2010.

Income tax expense increased $39,000 (3%) and $1.7 million (141%) to $1.2 million and $3.0 million for the three and six months ended June 30, 2011, respectively, as compared to $1.1 million and $1.2 million for the three and six months ended June 30, 2010, respectively, primarily due to increased profits in our structured finance portfolio and fee income from our bank loan management acquisition in February 2011.

Other (Expense) Income

The following table sets forth information relating to our other (expense) income incurred for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net impairment losses recognized in earnings	$(4,649)	$(6,058)	$(4,649)	$(6,058)
Net realized gain on investment securities available-for-sale and loans	3,696	190	3,852	336
Net realized and unrealized gain on investment securities, trading	1,473	2,528	3,279	2,528
Provision for loan and lease losses	(4,113)	(7,897)	(6,719)	(23,268)
Gain on the extinguishment of debt	−	16,407	−	23,035
Other (expense) income	(512)	883	(451)	771
Total	$(4,105)	$6,053	$(4,688)	$(2,656)

Net impairment losses recognized in earnings decreased $1.4 million (23%) to a loss of $4.6 million for the three and six months ended June 30, 2011, respectively, from a loss of $6.1 million for the three and six months ended June 30, 2010, respectively.  During the three months ended June 30, 2011 and 2010, we recognized impairment on one and two investment securities available-for-sale, respectively.

Net realized gain/(loss) on investment securities available-for-sale increased $3.5 million (1,845%) and $3.5 million (1,046%) to $3.7 million and $3.9 million for the three and six months ended June 30, 2011, respectively, from $190,000 and $336,000 for the three and six months ended June 30, 2010, respectively.  These increases are primarily the result of the gains of $3.5 million related to the sale of three CMBS positions during the three months ended June 30, 2011.

Net realized and unrealized gain on investment securities, trading decreased $1.1 million (42%) and increased $751,000 (30%) to $1.5 million and $3.3 million for three and six months ended June 30, 2011, respectively, from $2.5 million for the three and six months ended June 30, 2010.  The gains are the result of sales of structured finance securities as well as unrealized gains and losses on the positions we still hold.

(Back to Index)

(Back to Index)

Our provision for loan and lease losses decreased $3.8 million (48%) and $16.5 million (71%) to $4.1 million and $6.7 million for the three and six months ended June 30, 2011, respectively, as compared to $7.9 million and $23.3 million for the three and six months ended June 30, 2010, respectively.

The following table summarizes information relating to our provision for loan and lease losses for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
CRE loan portfolio	$2,092	$8,529	$5,213	$24,029
Bank loan portfolio	2,021	(796)	1,506	(1,012)
Lease receivables	−	164	−	251
Total	$4,113	$7,897	$6,719	$23,268

The principal reason for the decrease from the three and six months ended June 30, 2010 was improved credit conditions for the borrowers in our CRE portfolio.  We had six positions for which we took a provision during the six months ended June 30, 2010.  The positions had a total par amount of $87.5 million and were written down to $59.7 million for a weighted average write-down percentage of 31.8% of par.  For the six months ended June 30, 2011, we had four positions for which we took provisions.  The positions had a total par of $55.3 million and were written down to $50.5 million for a weighted average write down percentage of 8.8% of par.

Gain on the extinguishment of debt was $16.4 million and $23.0 million for the three and six months ended June 30, 2010, respectively, and is due to the buyback of a portion of the debt issued by RREF CDO 2006-1 and RREF CDO 2007-1 during the period.  The notes, issued at par, were bought back as an investment by us at a weighted average price of 67.3%.  The related deferred debt issuance costs were immaterial.  There was no such transaction in the three and six months ended June 30, 2011.

Other income (expense) decreased $1.4 million (158%) and $1.2 million (159%) to expenses of $512,000 and 451,000 for the three and six months ended June 30, 2011, respectively, as compared to $883,000 and $771,000 for the three and six months ended June 30, 2010, respectively.  This increase is primarily the result of a gain of $753,000 during the three and six months ended June 30, 2010 related to our joint venture investment of $753,000 from the sale of a property in May 2010.  There were no such gains during the three and six months ended June 30, 2011.

Financial Condition

Summary.

Our total assets at June 30, 2011 were $2.0 billion, as compared to $1.9 billion at December 31, 2010.  As of June 30, 2011, we held $46.8 million of unrestricted cash and cash equivalents.

Investment Portfolio.

The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of June 30, 2011 and December 31, 2010, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related fair value, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related fair value, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

(Back to Index)

(Back to Index)

	Amortized cost (3)	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
June 30, 2011
Floating rate
CMBS-private placement	$29,923	100.00%	$8,442	28.21%	$(21,481)	-71.79%
Structured notes	19,351	38.68%	25,238	50.45%	5,887	11.77%
RMBS	7,974	22.23%	7,107	19.82%	(867)	-2.41%
Other ABS	−	−%	23	0.28%	23	0.28%
Mezzanine loans (1)	76,888	100.00%	75,647	98.39%	(1,241)	-1.61%
Whole loans (1)	476,098	99.80%	454,596	95.29%	(21,502)	-4.51%
Bank loans (2)	876,431	97.83%	866,903	96.76%	(9,528)	-1.07%
Loans held for sale (3)	1,650	56.94%	1,650	56.94%	−	−%
ABS held-to-maturity (4)	29,616	91.56%	26,956	83.33%	(2,660)	-8.23%
Total floating rate	1,517,931	94.32%	1,466,562	91.13%	(51,369)	-3.19%
Fixed rate
CMBS – private placement	80,789	60.52%	82,902	62.10%	2,113	1.58%
B notes (1)	30,891	99.49%	30,392	97.89%	(499)	-1.60%
Mezzanine loans (1)	13,995	100.38%	11,095	79.58%	(2,900)	-20.80%
Whole loans (1)	10,843	98.55%	10,843	98.55%	−	−%
Preferred stock and warrants	36,741	100.00%	36,741	100.00%	−	−%
Total fixed rate	173,259	76.59%	171,973	76.02%	(1,286)	-0.57%
Grand total	$1,691,190	92.14%	$1,638,535	89.27%	$(52,655)	-2.87%
December 31, 2010
Floating rate
CMBS-private placement	$31,127	100.00%	$9,569	30.74%	$(21,558)	-69.26%
Structured notes	7,984	34.09%	17,723	75.67%	9,739	41.58%
Other ABS	−	−%	22	0.26%	22	0.26%
B notes (1)	26,485	99.94%	26,071	98.38%	(414)	-1.56%
Mezzanine loans (1)	83,699	100.00%	82,680	98.78%	(1,019)	-1.22%
Whole loans (1)	441,372	99.92%	419,207	94.91%	(22,165)	-5.01%
Bank loans (2)	856,436	96.99%	850,500	96.32%	(5,936)	-0.67%
Loans held for sale (3)	13,593	55.92%	13,593	55.92%	−	−%
ABS held-to-maturity (4)	29,036	91.08%	25,941	81.37%	(3,095)	-9.71%
Total floating rate	1,489,732	95.86%	1,445,306	93.01%	(44,426)	-2.85%
Fixed rate
CMBS – private placement	52,097	48.30%	54,369	50.41%	2,272	2.11%
B notes (1)	30,966	99.53%	30,482	97.97%	(484)	-1.56%
Mezzanine loans (1)	38,545	100.23%	31,012	80.64%	(7,533)	-19.59%
Loans held for sale (3)	15,000	75.00%	15,000	75.00%	−	−%
Lease receivables (5)	109,682	100.00%	109,612	99.94%	(70)	-0.06%
Total fixed rate	246,290	80.20%	240,475	78.30%	(5,815)	-1.90%
Grand total	$1,736,022	93.28%	$1,685,781	90.58%	$(50,241)	-2.70%

(1)
Net carrying amount includes an allowance for loan losses of $26.1 million at June 30, 2011, allocated as follows:  B notes ($499,000), mezzanine loans ($4.1 million) and whole loans ($21.5 million).  Net carrying amount includes an allowance for loan losses of $31.6 million at December 31, 2010, allocated as follows:  B notes ($899,000), mezzanine loans ($8.5 million) and whole loans ($22.2 million).

(2)
The bank loan portfolio is carried at amortized cost less allowance for loan loss and was $872.9 million and $853.8 million at June 30, 2011 and December 31, 2010, respectively.  The amount disclosed represents net realizable value at June 30, 2011 and December 31, 2010 which includes a $3.6 million and $2.6 million allowance for loan losses, respectively.

(3)	Loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.

(4)	ABS held-to-maturity are carried at amortized cost less other-than-temporary impairments.

(Back to Index)

(Back to Index)

In the aggregate, we purchased our CMBS-private placement portfolio at a discount.  At June 30, 2011 and December 31, 2010, the remaining discount to be accreted into income over the remaining lives of the securities was $14.0 million and $16.6 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

During the three and six months ended June 30, 2011, we recognized a $4.6 million other-than-temporary impairment on one position that supported our CMBS investments as of June 30, 2011 bringing the fair value to $49,000.  During the three and six months ended June 30, 2010, we recognized a $6.1 million other-than-temporary impairment on two positions that supported our CMBS investments as of June 30, 2010 bringing the combined fair value to $373,000.  The assumed default of these collateral positions in our cash flow model yielded a value of less than full recovery of our cost basis.  The net impairment losses were recognized in earnings in the consolidated statements of operations.  All of our other-than-temporary impairment losses are related to credit losses.

The following table summarizes our CMBS-private placement (in thousands, except percentages):

	Fair Value	During Six Months Ended June 30, 2011				Fair Value
	at		at
	December 31,	Net	Upgrades/		MTM Change on	June 30,
	2010	Purchases	Downgrades		Same Ratings	2011
Moody’s Ratings Category:
Aaa	$ −	$27,613	$	−	$(8,248)	$19,365
Aa1 through Aa3	4,493	(5,000)		−	507	−
A1 through A3	18,570	951		−	1,456	20,977
Baa1 through Baa3	28,660	2,132		−	3,408	34,200
Ba1 through Ba3	1,480	−		(49)	1,489	2,920
B1 through B3	517	−		−	(517)	−
Caa1 through Caa3	6,739	−		49	(83)	6,705
Ca through C	3,479	−		−	3,698	7,177
Total	$63,938	$25,696	$	−	$1,710	$91,344

S&P Ratings Category:
AAA	$ −	$24,283	$	−	$(4,481)	$19,802
A+ through A-	9,562	−		−	(1,160)	8,402
BBB+ through BBB-	36,385	6,413		(5,712)	(9,174)	27,912
BB+ through BB-	7,690	(5,000)		2,430	230	5,350
B+ through B-	−	−		3,282	6,732	10,014
CCC+ through CCC-	10,220	−		(28)	4,850	15,042
D	81	−		28	4,713	4,822
Total	$63,938	$25,696	$	−	$1,710	$91,344
Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
June 30, 2011:
Structured notes	$19,351	$6,041		$(154)	$25,238
Residential mortgage-backed securities (RMBS)	7,974	135		(1,002)	7,107
Total	$27,325	$6,176		$(1,156)	$32,345

December 31, 2010:
Structured notes	$7,984	$9,739	$	−	$17,723
Total	$7,984	$9,739	$	−	$17,723

We purchased 19 securities and sold 10 securities during the six months ended June 30, 2011, for a realized gain of $8.0 million.  We held 20 and 11 investment securities, trading as of June 30, 2011 and December 31, 2010, respectively.

Other Asset-Backed Securities.  At June 30, 2011, we held two other ABS positions with a fair value of $23,000.  At December 31, 2010, we held two other ABS positions with a fair value of $23,000.  These securities are classified as available-for-sale and carried at fair value.

(Back to Index)

(Back to Index)

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Number of Loans	Amortized Cost	Contracted Interest Rates	Maturity Dates (4)
June 30, 2011:
Whole loans, floating rate (1) (2) (5)	29	$476,706	LIBOR plus 2.50% to LIBOR plus 5.75%	Aug 2011 to May 2017
Whole loans, fixed rate	2	10,843	10.00% to 14.00%	June 2012 to May 2018
B notes, fixed rate (6)	2	30,891	7.00% to 8.68%	July 2011 to April 2016
Mezzanine loans, floating rate	5	76,888	LIBOR plus 2.20% to LIBOR plus 3.00%	August 2011 to January 2013
Mezzanine loans, fixed rate	2	13,995	9.01% to 11.00%	January 2016 to September 2016
Total (3)	40	$609,323

December 31, 2010:
Whole loans, floating rate (1)	25	$441,372	LIBOR plus 1.50% to LIBOR plus 5.75%	May 2011 to January 2018
B notes, floating rate	2	26,485	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2011 to October 2011
B notes, fixed rate	2	30,966	7.00% to 8.68%	July 2011 to April 2016
Mezzanine loans, floating rate	6	93,266	LIBOR plus 2.15% to LIBOR plus 3.00%	May 2011 to January 2013
Mezzanine loans, fixed rate (2)	5	53,545	8.14% to 11.00%	January 2016 to September 2016
Total (3)	40	$645,634

(1)
Whole loans had $9.1 million and $5.0 million in unfunded loan commitments as of June 30, 2011 and December 31, 2010, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)
Floating rate whole loans include a mezzanine portion of a whole loan that matured in June 2011 and is currently in default as of June 30, 2011.  Fixed rate mezzanine loan dates exclude a loan that matured in May 2010 and is in default and has been on non-accrual status as of December 31, 2010.  This loan was written-off as of March 31, 2011.

(3)	The total does not include an allowance for loan losses of $26.1 million and $31.6 million recorded as of June 30, 2011 and December 31, 2010, respectively.

(4)	Maturity dates do not include possible extension options that may be available to the borrowers.

(5)	Floating rate whole loans includes a $2.0 mezzanine portion of a whole loan that has a fixed rate of 15.0% as of June 30, 2011.

(6)
A fixed rate B note of $14.4 million that matured in July 2011 is in the process of being extended which we expect to resolve during the third quarter of 2011.  The loan is current with respect to interest payments at June 30, 2011.

In July 2011, a borrower of a whole loan held by us, entered into and completed a sale agreement for a property which is secured by a pad for retail use in Arizona with sale proceeds of $608,000.  We classify this loan as a loan held for sale as of June 30, 2011.

Bank Loans.  At June 30, 2011, we held a total of $866.9 million of bank loans at fair value through Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CLO VIII, including one loan held outside of the CDOs.  All but the one loan outside of the CDOs secure the debt issued by these entities.  This is an increase of $16.4 million over our holdings at December 31, 2010.  This increase in total bank loans was principally due to the acquisition of $12.0 million of bank loans through the Apidos CLO VIII warehouse facility. We own 100% of the equity issued by Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CLO VIII which we have determined are VIEs of which we are the primary beneficiary.  As a result, we consolidate Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CLO VIII.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments (in thousands):

	June 30, 2011		December 31, 2010
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Baa1 through Baa3	$48,142	$48,410	$27,262	$27,517
Ba1 through Ba3	462,137	465,548	432,153	437,801
B1 through B3	318,934	315,494	351,147	347,755
Caa1 through Caa3	25,353	19,702	20,879	16,690
Ca	6,630	2,427	7,062	2,858
No rating provided	16,277	16,366	21,960	21,906
Total	$877,473	$867,947	$860,463	$854,527
S&P ratings category:
BBB+ through BBB-	$89,046	$89,382	$54,560	$55,078
BB+ through BB-	387,472	388,938	373,971	379,074
B+ through B-	358,967	355,986	360,581	358,504
CCC+ through CCC-	27,537	20,684	29,707	22,171
CC+ through CC-	1,633	1,441	1,633	1,280
C+ through C-	−	−	−	−
D	1,050	732	1,050	431
No rating provided	11,768	10,784	38,961	37,989
Total	$877,473	$867,947	$860,463	$854,527
Weighted average rating factor	1,921		2,061

Asset-backed securities held-to-maturity.  At June 30, 2011, we held a total of $27.0 million of ABS held-to-maturity at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is an increase of $1.0 million over our holdings at December 31, 2010.  The increase in total ABS held-to-maturity was principally due to the improved market prices.

The following table summarizes our ABS held-to-maturity, at cost (in thousands):

	June 30, 2011		December 31, 2010
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Aa1 through Aa3	$2,650	$2,886	$2,766	$3,025
A1 through A3	7,761	8,260	7,625	8,117
Baa1 through Baa3	3,526	3,475	1,950	1,950
Ba1 through Ba3	940	843	2,503	2,338
B1 through B3	6,916	5,672	4,998	3,881
Caa1 through Caa3	7,823	5,820	9,194	6,630
Total	$29,616	$26,956	$29,036	$25,941

S&P ratings category:
AA+ through AA-	$8,056	$8,309	$5,099	$5,437
A+ through A-	5,230	5,711	5,292	5,705
BBB+ through BBB-	651	600	3,516	3,479
BB+ through BB-	773	675	3,062	2,765
B+ through B-	3,304	3,182	−	−
No rating provided	11,602	8,479	12,067	8,555
Total	$29,616	$26,956	$29,036	$25,941
Weighted average rating factor	2,550		3,105

(Back to Index)

(Back to Index)

The following table provides information as to the lien status of our bank loans.  All, except $850,000 of first lien loans, are held by the indicated CDOs, which we consolidate (in thousands):

	Amortized Cost (1)
	Apidos I	Apidos III	Apidos Cinco	Apidos VIII		Total
June 30, 2011:
Loans held for investment:
First lien loans	$292,491	$242,218	$301,834		$11,966	$848,509
Second lien loans	8,466	8,084	9,875		−	26,425
Subordinated second lien loans	163	122	−		−	285
Defaulted second lien loans	−	−	362		−	362
Total	301,120	250,424	312,071		11,966	875,581
First lien loans held for sale at fair value	1,042	−	−		−	1,042
Total	$302,162	$250,424	$312,071		$11,966	$876,623

December 31, 2010:
Loans held for investment:
First lien loans	$288,163	$236,142	$296,208	$	−	$820,513
Second lien loans	12,902	10,011	11,513		−	34,426
Subordinated second lien loans	163	122	−		−	285
Defaulted second lien loans	−	−	362		−	362
Total	301,228	246,275	308,083		−	855,586
First lien loans held for sale at fair value	2,822	−	1,205		−	4,027
Total	$304,050	$246,275	$309,288	$	−	$859,613

(1)	All loans are senior and secured unless otherwise noted.

Lease Receivables.  Investments in lease receivables, net of unearned income, were as follows (in thousands):

	June 30,		December 31,
	2011		2010
Leases, net of unearned income	$	−	$75,908
Operating leases		−	17,900
Notes receivable		−	15,874
Subtotal		−	109,682
Allowance for lease losses		−	(70)
Total	$	−	$109,612

On January 4, 2011, our wholly-owned subsidiary, Resource TRS, made a preferred investment in LCC, a newly-formed equipment financing subsidiary of LEAF Financial Corporation, or LEAF Financial, a subsidiary of Resource America.  Resource TRS contributed initial capital of approximately $26.2 million to LCC in the form of approximately $5.2 million in cash, and all of its interest in LEAF Receivables Funding 3, a wholly-owned subsidiary of Resource TRS, which held a portfolio of equipment, equipment leases and notes.  As part of the transaction, LEAF Financial contributed its assets relating to its equipment lease and note origination, servicing and finance business to LCC.  Also, senior management personnel of LEAF Financial, or collectively, the Management Parties, contributed capital to LCC in the form of all of the shares of common stock they owned in LEAF Financial in exchange for 10% of the shares of LCC common stock on a fully-diluted basis.  The foregoing capital investments in LCC were made pursuant to a Transfer and Contribution Agreement among the registrant, LEAF Financial, LCC, Resource TRS and the Management Parties, or the TCA.  This transaction resulted in the deconsolidation of our leasing operations.

Pursuant to the TCA, in return for Resource TRS’s capital investments, LCC issued to Resource TRS 2,626,783 shares of LCC Series A preferred stock and warrants to purchase 4,800 shares of LCC common stock for an exercise price of $0.01 per share.  LCC exercised its rights under the share purchase agreement during the six months ended June 30, 2011 and we acquired the full additional $10.0 million of Series A preferred stock through June 30, 2011, representing 48% of LCC’s common stock on a fully-diluted basis, which we classify as securities available-for-sale on our consolidated balance sheet.

(Back to Index)

(Back to Index)

As set forth in the TCA, on January 4, 2011, Resource TRS also delivered to LCC a Share Purchase Agreement, under which LCC is permitted to require Resource TRS to purchase up to an additional $10.0 million of Preferred Stock which was fully funded at June 30, 2011.  The preferred stock carries a coupon of 10%, of which 2% is received in cash and 8% is paid in-kind.  During the six months ended June 30, 2011, $528,000 of PIK interest was paid in the form of additional shares of Series A preferred stock as elected by LCC.

Investments in Real Estate

The table below summarizes our investments in real estate (in thousands):

	As of June 30, 2011		As of December 31, 2011
	Book Value	Number of Properties	Book Value		Number of Properties
Multi-family property	$21,480	1	$	−	−
Office real estate property	10,149	1		−	−
Subtotal	31,629	2		−	−
Less: Accumulated depreciation	(30)			−
Investments in real estate	$31,599		$	−

During the three months ended June 30, 2011, we converted two loans we had originated to properties held for investment summarized as follows:

●
On June 14, 2011, we received the deed to a property by agreement with the third-party borrower in lieu of foreclosure on a loan in the amount of $22.4 million that we originated.  The loan was collateralized by a 400 unit multi-family property in Memphis, Tennessee.  The property was 93.8% occupied at acquisition.

●
On June 24, 2011, we received the deed to a property from the borrower in lieu of foreclosure on a loan in the amount of $12.1 million that we originated.  The loan was collateralized by an office building in Pacific Palisades, California.  The property was 60% occupied at acquisition.

A summary of the aggregated estimated fair value of the assets and liabilities acquired on the respective date of acquisition are presented below (in thousands):

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$31,629
Cash and cash equivalents	177
Restricted cash	458
Intangible assets	1,546
Other assets	21
Total assets acquired	33,831
Liabilities assumed:
Accounts payable and other liabilities	372
Total liabilities assumed	372
Estimated fair value of net assets acquired	$33,459

We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed.  Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process.  In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively.

(Back to Index)

(Back to Index)

The following unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the acquisition occurred on January 1, 2010.  The pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor is it indicative of our future results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2011	2010	2011	2010
Total revenue, as reported	$21,476	$15,531	$42,102	$29,303
Pro forma revenue	$22,385	$16,579	$44,076	$31,392
Net income, reported	$9,219	$13,362	$22,361	$14,768
Pro forma net income	$9,461	$13,112	$22,864	$14,253

Earnings per share – basic, reported	$0.13	$0.30	$0.34	$0.36
Earnings per share per – diluted, reported	$0.13	$0.30	$0.34	$0.36
Pro forma earnings per share - basic	$0.13	$0.30	$0.35	$0.35
Pro forma earnings per share - diluted	$0.13	$0.29	$0.35	$0.34

These amounts have been calculated after adjusting the results of the acquired businesses to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to our investments in real estate had been applied from January 1, 2010.

Restricted cash.  At June 30, 2011, we had restricted cash of $188.9 million, which consisted of $176.4 million of restricted cash in our five CDOs, $10.0 million held by our Apidos CLO VIII warehouse, $2.0 million held in a margin account related to our swap portfolio and $522,000 held in restricted accounts at our investment properties.  At December 31, 2010, we had restricted cash of $168.2 million, which consisted of $160.5 million of restricted cash in our five CDOs, $5.2 million of restricted cash in our leasing securitization and $2.5 million held in a margin account, related to our swap portfolio.  The increase of $20.2 million is primarily related to repayments and loan sales in our CDOs.

Interest Receivable.  At June 30, 2011, we had interest receivable of $5.1 million, on our securities, loans and structured notes.  At December 31, 2010, we had interest receivable of $6.3 million, which consisted of $6.3 million of interest on our securities, loans and lease receivables and $9,000 of interest earned on escrow and sweep accounts.  The decrease of $1.2 million is primarily the result of a reduction of $724,000 in interest receivable on structured notes due to the receipt of payments on structured notes held before the quarter ended June 30, 2011, and a decrease of $478,000 in interest receivable on our bank loan portfolio due to repayments and sales of positions during the six months ended June 30, 2011.  The decrease was partially offset by an increase of $108,000 related to an increase in available-for-sale securities held as a result of new purchases through our Wells Fargo facility.

Other Assets.  The following table summarizes our other assets (in thousands):

	June 30,	December 31,
	2011	2010
Other receivables	$1,996	$1,374
Dividend receivable	867	−
Management fees receivable	1,224	−
Principal paydown	1,012	468
Prepaid assets	1,046	590
Total	$6,145	$2,432

Other assets increased $3.7 million to $6.1 million as of June 30, 2011 from $2.4 million as of December 31, 2010.  This increase resulted primarily from the following:

●	an increase of $622,000 in other receivables which is primarily related to the acquisition of new real estate properties;

●	an increase of $867,000 in dividend receivables as a result of our January 2011 investment in LCC;

●
an increase of $1.2 million in management fees receivables which are related to our investment in a subsidiary which entitles us to collect senior, subordinated and incentive fees related to five collateralized loan obligations;

●	an increase of $544,000 of principal paydowns due to the timing of our receipt of payments on our leasing and bank loan portfolios; and

●	an increase of $456,000 in prepaid assets which is primarily related to the director and officer insurance policy and the timing of when we pay the related premium costs.

(Back to Index)

(Back to Index)

Hedging Instruments.  Our hedges at June 30, 2011 and December 31, 2010 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With the pending maturity of several agreements, we expect that the fair value of our hedges will modestly improve during the remainder of 2011.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at June 30, 2011 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$12,965	4.63%	03/01/07	07/01/11	$	−
Interest rate swap	1 month LIBOR	1,003	0.31%	03/04/11	08/01/11		−
Interest rate swap	1 month LIBOR	3,032	0.30%	03/16/11	08/01/11		−
Interest rate swap	1 month LIBOR	12,150	5.44%	06/26/07	03/25/12		(467)
Interest rate swap	1 month LIBOR	12,750	5.27%	07/25/07	08/06/12		(700)
Interest rate swap	1 month LIBOR	1,022	0.64%	02/23/11	11/01/13		(1)
Interest rate swap	1 month LIBOR	329	0.51%	03/18/11	11/01/13		−
Interest rate swap	1 month LIBOR	1,215	0.55%	03/28/11	11/01/13		(1)
Interest rate swap	1 month LIBOR	1,800	0.55%	04/15/11	01/15/14		(1)
Interest rate swap	1 month LIBOR	3,394	1.11%	04/26/11	11/01/13		(22)
Interest rate swap	1 month LIBOR	4,234	0.84%	03/31/11	01/18/14		(20)
Interest rate swap	1 month LIBOR	4,139	1.93%	02/14/11	05/01/15		(73)
Interest rate swap	1 month LIBOR	3,142	1.95%	04/01/11	03/18/16		(49)
Interest rate swap	1 month LIBOR	33,831	4.13%	01/10/08	05/25/16		(2,748)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16		(227)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17		(355)
Interest rate swap	1 month LIBOR	81,255	5.58%	06/26/07	04/25/17		(10,614)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17		(233)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17		(518)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17		(506)
Total		$189,421	4.67%				$(16,535)

       In addition, we also had an interest rate cap agreement with a notional of $14.8 million outstanding as of June 30, 2010 which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and as a result the change in fair value is recorded through the consolidated statement of operations.  The interest rate cap had an effective date of January 8, 2009, matured on August 5, 2011 and has a cap rate of 2.00%.  The interest rate cap had a fair value of $60 as of December 31, 2010.

As of December 31, 2010, we had entered into hedges with a notional amount of $166.8 million and maturities ranging from July 2011 to July 2017.  At December 31, 2010, the fair value on our interest rate swap agreements was ($13.3) million.

Apidos CLO VIII Warehouse - In June 2011, we formed Apidos CLO VIII and entered into a warehouse facility to be provided by Citibank, N.A. to purchase bank loans to include in Apidos CLO VIII.  This agreement, secured by a $10.0 million purchase of 10,000 preference shares of Apidos CLO VIII, expires upon the closing of Apidos CLO VIII.  At June 30, 2011, there were no outstanding borrowings as the trades had yet to settle.  The facility bears interest at a rate of three-month LIBOR plus 1.0%.

CMBS – Term Repurchase Facility.  In February 2011, our wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of commercial mortgage-backed securities.  We guaranteed RCC Real Estate and RCC Commercial’s performance of their obligations under the repurchase agreement.  At June 30, 2011, RCC Real Estate had borrowed $23.7 million, all of which we had guaranteed, less unamortized deferred debt issuance costs for a net of $23.3 million.  At June 30, 2011, borrowings under the repurchase agreement were secured by commercial mortgage-backed securities with an estimated fair value of $27.6 million and had a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.44%.

(Back to Index)

(Back to Index)

Collateralized Debt Obligations.  As of June 30, 2011, we had executed and retained equity in five CDO transactions as follows:

●
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008, an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, and $250,000 of the Class J senior notes in January 2010.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2011, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 0.74%.

●
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  RCC Commercial Inc., or RCC Commercial, a subsidiary of ours, purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2011, the notes issued to outside investors had a weighted average borrowing rate of 0.77%.

●
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in June 2009, $3.5 million of the Class E senior note and $4.0 million of the Class F senior notes in September 2009 and $20.0 million of the Class A-1 senior notes in February 2010.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2011, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 1.26%.

●
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2011, the notes issued to outside investors had a weighted average borrowing rate of 0.70%.

●
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $28.5 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2011, the notes issued to outside investors had a weighted average borrowing rate of 0.85%.

On June 21, 2011, we surrendered to the respective trustee, for cancellation without consideration, certain notes issued by RREF CDO 2007-1 and RREF CDO 2006-1.  In RREF CDO 2007-1, we surrendered $7.5 million of the Class B notes, $6.5 million of the Class F notes, $6.25 million of the Class G notes and $10.625 million of the Class H notes.  In RREF CDO 2006-1, we surrendered $6.9 million of the Class B notes, $7.7 million of the Class C notes, $5.52 million of the Class D notes, $7.0 million of the Class E notes and $5.25 million of the Class F notes.  The surrendered notes were cancelled by the trustee under the applicable indentures, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations improves each respective CDO’s performance with respect to its over-collateralization and interest coverage tests, with which they already complied before cancellation, as well as secures our long term interest in these structured vehicles.

Trust Preferred Securities.  In May and September 2006, we formed Resource Capital Trust I, or RCT I, and RCC Trust II, or RCT II, respectively, for the sole purpose of issuing and selling trust preferred securities.  RCT I and RCT II are not consolidated into our consolidated financial statements because we are not deemed to be the primary beneficiary of either trust.  We own 100% of the common shares of each trust, each of which issued $25.0 million of preferred shares to unaffiliated investors.  Our rights as the holder of the common shares of each trust are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, our economic and voting rights are pari passu with the preferred shareholders.  We record each of our investments in the trusts’ common shares of $774,000 as an investment in unconsolidated trusts and record dividend income upon declaration by each trust.  The junior subordinated debentures’ debt issuance costs are deferred in other assets in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of income.

(Back to Index)

(Back to Index)

In October 2009, we amended our unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provides for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under our guarantee.  The covenant waiver expires on January 1, 2012.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at June 30, 2011 were $512,000 and $528,000, respectively.  The interest rate adjustment took effect as of October 1, 2009 and expires on September 30, 2011.  The rates for RCT I and RCT II at June 30, 2011, were 6.26% and 6.22%, respectively.  The rates for RCT I and RCT II at December 31, 2010, were 6.25% and 6.24%, respectively.  The additional cost is approximately $280,000 per quarter.

Financing Receivables

The following tables show the allowance for loan and lease receivable losses and recorded investments in loans and lease receivables at the dates indicated (in thousands):

	Commercial Real Estate Loans		Bank Loans		Loans Receivable-Related Party		Total
June 30, 2011:
Allowance for losses at January 1, 2011		$31,617		$2,616	$	−		$34,233
Provision for loan loss		5,210		1,509		−		6,719
Loans charged-off		(10,685)		(566)		−		(11,251)
Recoveries		−		−		−		−
Allowance for losses at June 30, 2011		$26,142		$3,559	$	−		$29,701
Ending balance:
Individually evaluated for impairment		$15,800		$136	$	−		$15,936
Collectively evaluated for impairment		$10,342		$3,423	$	−		$13,765
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$36,500		$362	$	−		$36,862
Collectively evaluated for impairment		$572,823		$877,111		$9,663		$1,459,597
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−

(Back to Index)

(Back to Index)

	Commercial Real Estate Loans		Bank Loans		Lease Receivables		Loans Receivable-Related Party		Total
December 31, 2010:
Allowance for losses at January 1, 2010		$29,297		$17,825		$1,140	$	−		$48,262
Provision for (reversal of) loan loss		44,357		(1,348)		312		−		43,321
Loans charged-off		(42,037)		(13,861)		(1,432)		−		(57,330)
Recoveries		−		−		50		−		50
Allowance for losses at December 31, 2010		$31,617		$2,616		$70	$	−		$34,303
Ending balance:
Individually evaluated for impairment		$20,844		$112	$	−	$	−		$20,956
Collectively evaluated for impairment		$10,773		$2,504		$70	$	−		$13,347
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$42,219		$362		$10,024	$	−		$52,605
Collectively evaluated for impairment		$603,415		$860,101		$99,658		$9,927		$1,573,101
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

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

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2011
Bank loans	$793,647	$31,121	$41,366	$9,935	$362	$1,042	$877,473

As of December 31, 2010:
Bank loans	$759,161	$43,858	$45,115	$7,940	$362	$4,027	$860,463

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

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale		Total
As of June 30, 2011
Whole loans	$246,542	$7,000	$196,899	$36,500		$608	$487,549
B notes	16,486	−	−	14,405		−	30,891
Mezzanine loans	18,040	18,299	54,544	−		−	90,883
	$281,068	$25,299	$251,443	$50,905		$608	$609,323
As of December 31, 2010:
Whole loans	$123,350	$16,143	$264,660	$37,219	$	−	$441,372
B notes	16,538	−	40,913	−		−	57,451
Mezzanine loans	32,635	−	84,610	5,000		24,566	146,811
	$172,523	$16,143	$390,183	$42,219		$24,566	$645,634

As of June 30, 2011, all of our commercial real estate loans are performing.  As of December 31, 2010, all of our commercial real estate loans were performing with the exception of one loan with a par amount of $5.0 million, which was charged off as of March 31, 2011.

Loan and Lease Receivable Portfolios Aging Analysis

The following tables show the loan and lease receivable portfolio aging analysis at the dates indicated at cost basis (in thousands):
					Greater					Total Loans
		30-59		60-89	than 90	Total Past			Total Loans	> 90 Days and
	Days		Days		Days	Due		Current	Receivable	Accruing
June 30, 2011:
Whole loans	$	−	$	−	$ −	$	−	$487,549	$487,549	$	−
B notes		−		−	−		−	30,891	30,891		−
Mezzanine loans		−		−	−		−	90,883	90,883		−
Bank loans		−		−	362		362	877,111	877,473		−
Loans receivable- related party		−		−	−		−	9,663	9,663		−
Total loans	$	−	$	−	$362		$362	$1,496,097	$1,496,459	$	−

December 31, 2010:
Whole loans	$	−	$	−	$ −	$	−	$441,372	$441,372	$	−
B notes		−		−	−		−	57,451	57,451		−
Mezzanine loans		−		−	5,000		5,000	141,811	146,811		−
Bank loans		−		−	−		−	860,463	860,463		−
Lease receivables		630		237	829		1,696	107,986	109,682		−
Loans receivable- related party		−		−	−		−	9,927	9,927		−
Total loans		$630		$237	$5,829		$6,696	$1,619,010	$1,625,706	$	−

(Back to Index)

(Back to Index)

Impaired Loans and Lease Receivables

The following tables show impaired loans and lease receivables (in thousands):

								Average
				Unpaid				Investment		Interest
	Recorded			Principal		Specific		in Impaired		Income
	Balance			Balance		Allowance		Loans		Recognized
June 30, 2011:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$112,983	(1)		$112,983	$	−		$112,462		$1,037
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans	$	−		$	−	$	−	$	−	$	−
Bank loans	$	−		$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$36,500			$36,500		$(15,800)		$36,118		$456
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans	$	−		$	−	$	−	$	−	$	−
Bank loans		$362			$362		$(136)		$362	$	−

Total:
Whole loans		$149,483			$149,483		$(15,800)		$148,580		$1,493
B notes		−			−		−		−		−
Mezzanine loans		−			−		−		−		−
Bank loans		362			362		(136)		362		−
		$149,845			$149,845		$(15,936)		$148,942		$1,493

								Average
				Unpaid				Investment		Interest
	Recorded			Principal		Specific		in Impaired		Income
	Balance			Balance		Allowance		Loans		Recognized
December 31, 2010:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$111,401	(1)		$111,401	$	−		$58,058		$1,133
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans	$	−		$	−	$	−	$	−	$	−
Bank loans	$	−		$	−	$	−	$	−	$	−
Lease receivables	$	−		$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$37,219			$37,219		$(15,844)		$36,740		$993
B notes	$	−		$	−	$	−	$	−	$	−
Mezzanine loans		$5,000			$5,000		$(5,000)		$5,000	$	−
Bank loans		$362			$362		$(112)		$8,971	$	−
Lease receivables		$10,024			$10,024		$(4,107)		$4,791	$	−
Total:
Whole loans		$148,620			$148,620		$(15,844)		$94,798		$2,126
B notes		−			−		−		−		−
Mezzanine loans		5,000			5,000		(5,000)		5,000		−
Bank loans		362			362		(112)		8,971		−
Lease receivables		10,024			10,024		(4,107)		4,791		−
		$164,006			$164,006		$(25,063)		$113,560		$2,126

(1)
Specific allowances were not taken on whole loans with par values of $113.0 million and $111.4 million as of June 30, 2011 and December 31, 2010, respectively that were evaluated for and deemed to be troubled debt restructurings, or TDRs.  These TDRs do not have an associated specific loan loss allowance because the principal and interest amount is considered recoverable based on expected collateral performance and / or guarantees made by the borrowers.  All of these loans are performing as of June 30, 2011.

(Back to Index)

(Back to Index)

Stockholders’ Equity

Stockholders’ equity at June 30, 2011 was $433.4 million and included $19.3 million of net unrealized losses on our available-for-sale portfolio, and $16.5 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2010 was $348.3 million and included $19.3 million of unrealized losses on our available-for-sale portfolio and $13.3 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  The increase in stockholder’s equity during the six months ended June 30, 2011 was principally due to the proceeds received from our stock offering in March 2011 and from stock issuances under our DRIP activity during the period.

Fluctuations in market values of assets in our available-for-sale portfolio that have not been other-than-temporarily impaired do not impact our income determined in accordance with GAAP, or our taxable income, but rather are reflected on our consolidated balance sheets by changing the carrying value of the asset and stockholders’ equity under ‘‘Accumulated Other Comprehensive Loss.”

Adjusted Net Income

The following table reconciles GAAP net income to adjusted net income, which is a non-GAAP financial measure. (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income – GAAP	$9,219	$13,362	$22,361	$14,768
Adjustments:
Provision for loan and lease losses (1)	4,113	7,897	6,719	23,268
Net impairment losses recognized in earnings	4,649	6,058	4,649	6,058
Gains on the extinguishment of debt	-	(16,407)	−	(23,035)
Adjusted net income, excluding non-cash items (2)	$17,981	$10,910	$33,729	$21,059

Adjusted net income per share – diluted, excluding non-cash items	$0.25	$0.24	$0.51	$0.51

(1)	Non-cash charges for loan and lease losses.

(2)
We evaluate our performance based on several performance measures, including adjusted net income, in addition to net income and estimated REIT taxable income.  Adjusted net income represents net income available to common shares, computed in accordance with GAAP, before provision for loan and lease losses, gain on the extinguishment of debt and non-operating capital items.  These items are recorded in accordance with GAAP and are typically non-cash or non-operating items that do not impact our operating performance or ability to pay a dividend.

Management views adjusted net income as a useful and appropriate supplement to GAAP net income because it helps management evaluate our performance without the effects of certain GAAP adjustments that may not have a direct financial impact on our current operating performance and dividend paying ability. Management uses adjusted net income to evaluate the performance of our investment portfolios, ability to manage its expenses and dividend paying ability before the impact of non-cash adjustments and non-operating capital gain or loss recorded in accordance with GAAP.  We believe this is a useful performance measure for investors to evaluate these aspects of our business as well.  The most significant items we exclude in determining adjusted earnings as of June 30, 2011 and 2010 are the provision for loan and lease losses, loss from asset impairments and gain on the extinguishment of debt.  Management excludes all such items from our calculation of adjusted net income because these items are not charges or losses which would impact our current operating performance.  However, by excluding these significant items, adjusted net income assists an investor’s understanding of our operating performance by excluding management’s expectation of possible future gains or losses from our investment portfolio.

(Back to Index)

(Back to Index)

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income – GAAP	$9,219	$13,362	$22,361	$14,768
Taxable REIT subsidiary’s (income) loss	(1,531)	(1,345)	(3,535)	(1,470)
Adjusted net income	7,688	12,017	18,826	13,298
Adjustments:
Share-based compensation to related parties	6	202	(87)	(114)
Provision for loan and lease losses unrealized	2,091	8,529	5,213	24,029
Asset impairments	4,649	6,058	4,649	6,058
Equity in income of real estate joint venture	(6,379)	(4,891)	(10,852)	(4,891)
Deferral of extinguishment of debt income	−	(8,307)	−	(8,307)
Net book to tax adjustments for our taxable foreign REIT subsidiaries	(1,622)	261	(2,720)	(6,117)
Capital loss carry-over utilization/capital losses from the sale of available-for-sale securities	(3,516)	−	(3,516)	−
Subpart F income limitation (1)	−	(322)	−	−
Other net book to tax adjustments	(16)	(188)	(5)	(1,271)
Estimated REIT taxable income	$2,901	$13,359	$11,508	$22,685

Amounts per share – diluted	$0.04	$0.30	$0.18	$0.55

(1)
U.S. shareholders of controlled foreign corporations are required to include their share of such corporations’ income on a current basis; however, losses sustained by such corporations do not offset income of their U.S. shareholders on a current basis.

We believe that a presentation of estimated REIT taxable income provides useful information to management and our investors regarding our financial condition and results of operations as we use this measurement to determine the amount of dividends that we are required to declare to our stockholders in order to maintain our status as a REIT for federal income tax purposes.  Since we, as a REIT, expect to make distributions based on estimated taxable earnings, we expect that our distributions may at times be more or less than our reported GAAP earnings.  Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries.  Estimated REIT taxable income excludes the undistributed taxable income of our domestic TRS, if any such income exists, which is not included in REIT taxable income until distributed to us.  There is no requirement that our domestic TRS distribute its earning to us.  Estimated REIT taxable income, however, includes the taxable income of our foreign TRSs because we are generally required to recognize and report their taxable income on a current basis.  Because not all companies use identical calculations, this presentation of estimated REIT taxable income may not be comparable to other similarly-titled measures of other companies.

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our estimated net REIT taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

Through June 30, 2011, our principal sources of current liquidity were $46.6 million of net proceeds from our March 2011 offering and $54.6 million of proceeds from sales of common stock through our DRIP, funds available in existing CDO financings of $186.4 million and $76.3 million of availability under our repurchase agreement with Wells Fargo Bank, National Association to finance the purchase of CMBS at June 30, 2011.  As of December 31, 2010, our principal sources of current liquidity were $42.8 million of net proceeds from our May 2010 offering and $76.8 million of proceeds from sales of common stock through our DRIP, funds available in existing CDO financings of $160.5 million and $84.9 million of availability under our repurchase agreement with Wells Fargo Bank, National Association to finance the purchase of CMBS.

In July 2011, the reinvestment period for Apidos CDO I ended.  As a result, the CDO is no longer able to reinvestment principal proceeds.  Generally, any principal proceeds received will be used to pay down the par value of the notes and, if available, the equity.  The reinvestment periods for Apidos CDO III and Apidos Cinco CDO end June 2012 and May 2014, respectively.

Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  For a discussion of our ability to access capital markets, see “-Overview.”  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through June 30, 2011, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

The following table sets forth a summary of the cash distributions we have received from our CDOs and their compliance with their coverage tests for the periods presented (in thousands):

				Annualized
				Interest
				Coverage	Overcollateralization
		Cash Distributions		Cushion	Cushion
			Six Months
		Year Ended	Ended	As of	As of	As of Initial
		December 31,	June 30,	June 30,	June 30,	Measurement
Name	CDO Type	2010 (1)	2011 (1)	2011 (2) (3)	2011 (4)	Date
		(actual)	(actual)
Apidos CDO I	CLO	$7,695	$4,581	$8,965	$14,265	$17,136
Apidos CDO III	CLO	$6,552	$4,058	$4,092	$9,135	$11,269
Apidos Cinco CDO	CLO	$7,792	$4,845	$5,031	$22,421	$17,774
RREF CDO 2006-1	CRE CDO	$8,929	$4,075	$9,047	$59,205	$24,941
RREF CDO 2007-1	CRE CDO	$15,068	$5,825	$7,330	$47,993	$26,032

(1)	Distributions on retained equity interests in CDOs (comprised of note investment and preference share ownership).

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)	Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to our preference shares.

(4)	Overcollateralization cushion represents the amount by which the collateral held by the CDO issuer exceeds the maximum amount required.

At July 29, 2011, after paying the second quarter dividend, RCC’s liquidity of $216.5 million consists of three primary sources:

●	unrestricted cash and cash equivalents of $27.8 million and restricted cash of $2.0 million in margin call accounts;

●	capital available for reinvestment in our five CDO entities of $176.7 million, of which $9.1 million is designated to finance future funding commitments on CRE loans; and

●	restricted cash available for investment in its newly-formed CLO warehouse line of $10.0 million.

(Back to Index)

(Back to Index)

Our leverage ratio may vary as a result of the various funding strategies we use.  As of June 30, 2011 and December 31, 2010, our leverage ratio was 3.4 times and 4.4 times, respectively.  The decrease in leverage ratio was primarily due to the March 2011 offering proceeds, DRIP proceeds received during the six months ended June 30, 2011, and debt repurchases made in 2010.

Distributions

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.  On June 16, 2011, we declared a quarterly distribution of $0.25 per share of common stock, $18.6 million in the aggregate, which was paid on July 27, 2011 to stockholders of record on June 30, 2011

Our 2011 dividends will be determined by our board of directors who will also consider the composition of any common dividends declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  The Internal Revenue Service, in Revenue Procedure 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITs.  That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011.  It provides that publicly-traded REITs can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met.  These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  We have not used this Revenue Procedure with respect to any distributions to date, but we are permitted to do so for distributions with respect to 2011.

Contractual Obligations and Commitments

	Contractual Commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year		1 – 3 years		3 – 5 years		More than 5 years
CDOs (1)	$1,399,428	$	−	$	−	$	−	$1,399,428
Repurchase Agreements (2)	23,266		23,266		−		−	−
Unsecured junior subordinated debentures (3)	50,588		−		−		−	50,588
Base management fees (4)	7,357		7,357		−		−	−
Total	$1,480,639		$30,623	$	−	$	−	$1,450,016

(1)
Contractual commitments do not include $20.7 million, $28.9 million, $23.6 million, $30.3 million and $54.8 million of interest expense payable through the non-call dates of July 2010, May 2011, June 2011, August 2011 and June 2012, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF CDO 2006-1 and RREF CDO 2007-1.  The non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitments include $9,000 of interest expense payable through the maturity date of July 18, 2011 on our repurchase agreements.

(3)
Contractual commitments do not include $55.7 million and $56.8 million of interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

At June 30, 2011, we had 20 interest rate swap contracts with a notional value of $189.4 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of June 30, 2011, the average fixed pay rate of our interest rate hedges was 4.67% and our receive rate was one-month LIBOR, or 0.19%.  In addition, we also had an interest rate cap agreement with a notional amount of $14.8 million outstanding which reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through our consolidated statements of income.

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements

As of June 30, 2011, we have an investment in Churchill Pacific Asset Management which gives us the right to collect management fees from five CLOs in return for our management services which have been outsourced to Apidos Capital Management, LLC, a subsidiary of Resource America.  Further, as of June 30, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

We have certain unfunded commitments related to our commercial real estate loan portfolio that we may be required to fund in the future.  Our unfunded commitments primarily fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria.  Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.  As of June 30, 2011, we had seven loans with unfunded commitments totaling $9.1 million, of which $4.6 million will be funded by restricted cash in RREF CDO 2007-1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2011 and December 31, 2010, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The following sensitivity analysis tables show, at June 30, 2011 and December 31, 2010, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	June 30, 2011
	Interest rates fall 100 basis points	Unchanged			Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value	$84,964		$82,581		$80,302
Change in fair value	$2,383	$	−		$(2,279)
Change as a percent of fair value	2.89%		−	%	2.76%

Hedging instruments
Fair value	$(23,193)		$(16,535)		$(9,810)
Change in fair value	$(6,658)	$	−		$6,725
Change as a percent of fair value	40.27%		−	%	40.67%

	December 31, 2010
	Interest rates fall 100 basis points	Unchanged			Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$56,491		$54,125		$51,939
Change in fair value	$2,336	$	−		$(2,216)
Change as a percent of fair value	4.31%		−	%	4.09%

Hedging instruments:
Fair value	$(20,622)		$(13,292)		$(6,162)
Change in fair value	$(7,330)	$	−		$7,130
Change as a percent of fair value	55.15%		−	%	53.64%

(1)	Includes the fair value of available-for-sale investments that are sensitive to interest rate change.

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

Changes in Internal Control of Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
10.1(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (4)
10.1(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (5)
10.1(c)	Second Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of August 17, 2010. (8)
10.1(d)	Third Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc., dated February 24, 2011. (11)
10.2	Transfer and Contribution Agreement by and among LEAF Financial Corporation, Resource TRS, Inc., Resource Capital Corp. and LEAF Commercial Capital, Inc. dated January 4, 2011. (9)
10.3(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February 1, 2011. (10)
10.3(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
10.4	2005 Stock Incentive Plan. (1)
10.5	2007 Omnibus Equity Compensation Plan. (7)

(Back to Index)

(Back to Index)

10.6(a)	Purchase Agreement by and between Churchill Financial Holdings, LLC and Resource TRS II, Inc., dated February 11, 2011. (12)
10.6(b)	Guaranty by Resource Capital Corp., as guarantor, dated February 11, 2011. (12)
10.7	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
10.8	Revolving Judgment Note And Security Agreement between Resource Capital Corp and RCC Real Estate and the Bancorp Bank, dated July 7, 2011 (13)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
101.ins	Instance document (.xml)
101.sch	XBRL Taxonomy Extension Scema Document (.xsd)
101.cal	XBRL Taxonomy Extension Scema Document (cal)
101.lab	XBRL Taxonomy Extension Scema Document (lab)
101.pre	XBRL Taxonomy Extension Scema Document (pre)
101.def	XBRL Taxonomy Extension Scema Document (def)

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2010.

(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2011.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2011

(12)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2011.

(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 7, 2011.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: August 8, 2011	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: August 8, 2011	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer