Form 10-Q
period 2011-09-30
Resource Capital Corp.
filed 2011-11-08
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of outstanding shares of the registrant’s common stock on November 3, 2011 was 77,606,716 shares.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$28,897	$29,488
Restricted cash	148,515	168,192
Investment securities, trading	34,303	17,723
Investment securities available-for-sale, pledged as collateral, at fair value	104,136	57,998
Investment securities available-for-sale, at fair value	41,996	5,962
Investment securities held-to-maturity, pledged as collateral	31,214	29,036
Property available-for-sale	4,074	4,444
Investments in real estate	48,292	−
Loans, pledged as collateral and net of allowances of $28.6 million and $34.2 million	1,654,020	1,443,271
Loans held for sale	13,443	28,593
Lease receivables, pledged as collateral, net of allowances of $0 and $70,000 and net of unearned income	−	109,612
Loans receivable–related party	16,494	9,927
Investments in unconsolidated entities	6,693	6,791
Dividend reinvestment plan proceeds receivable	−	10,000
Interest receivable	6,652	6,330
Deferred tax asset	4,833	4,401
Intangible assets	21,232	−
Other assets	5,449	2,432
Total assets	$2,170,243	$1,934,200
LIABILITIES
Borrowings	$1,549,674	$1,543,251
Unsettled loan purchases	130,054	−
Distribution payable	19,157	14,555
Accrued interest expense	1,518	1,618
Derivatives, at fair value	16,218	13,292
Deferred tax liability	10,192	9,798
Accounts payable and other liabilities	10,166	3,360
Total liabilities	1,736,979	1,585,874
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 76,590,035 and 58,183,425 shares issues and outstanding (including 1,428,931 and 534,957 unvested restricted shares)	77	58
Additional paid-in capital	642,424	528,373
Accumulated other comprehensive loss	(45,041)	(33,918)
Distributions in excess of earnings	(164,196)	(146,187)
Total stockholders’ equity	433,264	348,326
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,170,243	$1,934,200
The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES
Interest income:
Loans	$18,863	$19,597	$60,704	$57,085
Securities	3,383	3,136	9,098	8,905
Leases	−	4,614	−	6,777
Interest income − other	3,899	1,902	6,834	2,651
Total interest income	26,145	29,249	76,636	75,418
Interest expense	7,175	10,089	21,170	26,955
Net interest income	18,970	19,160	55,466	48,463
Rental income	1,592	−	1,772	−
Dividend income	926	−	2,453	−
Fee income	1,960	−	5,859	−
Total revenues	23,448	19,160	65,550	48,463
OPERATING EXPENSES
Management fees − related party	3,136	4,405	8,622	9,845
Equity compensation − related party	316	544	1,399	1,463
Professional services	624	491	2,532	2,186
Insurance	161	184	497	576
Rental operating expense	1,057	−	1,369	−
General and administrative	1,281	721	3,220	2,232
Depreciation on operating leases	−	1,658	−	2,343
Depreciation and amortization	1,856	−	2,865	−
Income tax expense	1,289	4,068	4,269	5,305
Total expenses	9,720	12,071	24,773	23,950
	13,728	7,089	40,777	24,513
OTHER INCOME (EXPENSE)
Net impairment losses recognized in earnings	−	(4,456)	(4,649)	(10,514)
Net realized gain on investment securities available-for-sale and loans	591	1,171	4,443	1,507
Net realized and unrealized (loss) gain on investment securities, trading	(1,861)	7,215	1,418	9,743
Provision for loan and lease losses	(1,198)	(3,095)	(7,917)	(26,363)
Gain on the extinguishment of debt	3,875	6,250	3,875	29,285
Other (expense) income	(191)	(121)	(642)	650
Total other income (expense)	1,216	6,964	(3,472)	4,308
NET INCOME	$14,944	$14,053	$37,305	$28,821
NET INCOME PER SHARE – BASIC	$0.20	$0.27	$0.55	$0.64
NET INCOME PER SHARE – DILUTED	$0.20	$0.27	$0.54	$0.64
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − BASIC	73,761,028	52,273,307	68,254,639	44,947,256
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − DILUTED	74,283,894	52,578,884	68,613,363	45,203,521
DIVIDENDS DECLARED PER SHARE	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2011
(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Total Stockholders’ Equity	Comprehensive Income
Balance, January 1, 2011	58,183,425	$58	$528,373	$(33,918)	$	−	$(146,187)	$348,326
Proceeds from common stock offering	6,900,000	7	47,603	−		−	−	47,610
Proceeds from dividend reinvestment and stock purchase plan	10,269,757	11	66,102	−		−	−	66,113
Offering costs	−	−	(1,274)	−		−	−	(1,274)
Stock based compensation	1,240,655	1	221	−		−	−	222
Amortization of stock based compensation	−	−	1,399	−		−	−	1,399
Forfeitures	(3,802)	−	−	−		−	−	−
Net income	−	−	−	−		37,305	−	37,305	$37,305
Securities available-for-sale, fair value adjustment, net	−	−	−	(8,349)		−	−	(8,349)	(8,349)
Designated derivatives, fair value adjustment	−	−	−	(2,774)		−	−	(2,774)	(2,774)
Distributions on common stock	−	−	−	−		(37,305)	(18,009)	(55,314)
Comprehensive income	−	−	−	−		−	−	−	$26,182
Balance, September 30, 2011	76,590,035	$77	$642,424	$(45,041)	$	−	$(164,196)	$433,264

The accompanying notes are an integral part of this statement

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,305	$28,821
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,917	26,363
Depreciation of real estate investments	394	−
Amortization of intangible assets	2,471	−
Amortization of term facilities	430	646
Depreciation on operating leases	−	2,343
Accretion of net discounts on loans held for investment	(11,522)	(13,258)
Accretion of net discounts on securities available-for-sale	(2,471)	−
Accretion of net discounts on securities held-to-maturity	(376)	−
Amortization of discount on notes of CDOs	40	1,158
Amortization of debt issuance costs on notes of CDOs	2,329	3,298
Amortization of stock-based compensation	1,399	1,463
Amortization of terminated derivative instruments	151	329
Non-cash incentive compensation to manager	430	1,231
Purchase of investment securities, trading	(33,646)	(13,548)
Principal payments on investment securities, trading	327	−
Proceeds from sales of investment securities, trading	18,131	11,346
Net realized and unrealized gains on investments securities, trading	(1,418)	(5,207)
Unrealized losses on non-designated derivative instruments	−	46
Net realized gains on investments	(4,443)	(6,043)
Net impairment losses recognized in earnings	4,649	10,514
Gain on the extinguishment of debt	(3,875)	(29,285)
Changes in operating assets and liabilities	2,619	5,841
Net cash provided by operating activities	20,841	26,058
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in restricted cash	22,334	(71,663)
Purchase of securities available-for-sale	(91,294)	(19,642)
Principal payments on securities available-for-sale	9,781	1,239
Proceeds from sale of securities available-for-sale	13,747	6,111
Investment in unconsolidated entity	98	(2,973)
Equity contribution to VIE	−	(7,333)
Purchase of loans	(516,153)	(217,691)
Principal payments received on loans	346,377	202,480
Proceeds from sale of loans	127,810	83,487
Purchase of investments in real estate	(18,329)	−
Proceeds from sale of real estate	370	−
Purchase of lease receivables	−	(25,883)
Payments received on lease receivables	−	8,005
Proceeds from sale of lease receivables	−	1,232
Purchase of intangible asset	(21,213)	−
Investment in loans – related parties	(6,900)	(10,000)
Payments received on loans – related parties	333	8
Net cash used in investing activities	(133,039)	(52,623)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011		2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (net of offering costs of $1,263 and $2,772)		46,347		42,510
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $11 and $0)		66,102		53,640
Proceeds from borrowings:
Repurchase agreements		37,928		−
Revolving credit facility		6,000		−
Mortgage payable		13,600		−
Secured term facility		−		6,500
Payments on borrowings:
Secured term facility		−		(369)
Equipment-backed securitized notes		−		(9,798)
Collateralized debt obligations		(992)		−
Repurchase of issued bonds		(6,125)		(47,065)
Payment of debt issuance costs		(541)		(502)
Distributions paid on common stock		(50,712)		(31,998)
Net cash provided by financing activities		111,607		12,918
NET DECREASE IN CASH AND CASH EQUIVALENTS		(591)		(13,647)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		29,488		51,991
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$28,897		$38,344
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions on common stock declared but not paid		$19,157		$13,682
Issuance of restricted stock		$1,206		$338
Assumption of equipment-backed securitized notes	$	−		$112,223
Acquisition of lease receivables	$	−		$(100,305)
Settlement of secured term facility	$	−		$(6,131)
Settlement of debt issuance costs	$	−		$(1,012)
Contribution of lease receivables and other assets		$117,340	$	−
Contribution of equipment-backed securitized notes and other liabilities		$(96,840)	$	−
Conversion of equity in LEAF Funding 3 to preferred stock and warrants		$(21,000)	$	−
Acquisition of real estate investments		$(33,073)	$	−
Deed in lieu of foreclosure of mortgage payable		$34,550	$	−
Net purchase of loans in warehouse line		$(182,789)	$	−
Acquisition of loans on warehouse line		$182,789	$	−
Conversion of PIK interest in securities available-for-sale		$528	$	−

SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$24,629		$27,985
Income taxes paid in cash	$	−	$	−

The accompanying notes are an integral part of these financial statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the nine months ended September 30, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated financial statements include the accounts of the Company.

The Company has a 100% interest valued at $1.5 million in the common shares (three percent of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  The Company does not have the power to direct the activities of either trust, nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these trusts.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated into the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts at cost and records dividend income upon declaration by RCT I and RCT II.  For the three and nine months ended September 30, 2011 the Company recognized $896,000 and $2.7 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $79,000 and $233,000, respectively, of amortization of deferred debt issuance costs.  For the three and nine months ended September 30, 2010, the Company recognized $923,000 and $2.7 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $76,000 and $225,000, respectively, of amortization of deferred debt issuance costs.  The Company will do a continuous reassessment as to whether it should be deemed to be the primary beneficiary of the trusts.

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

For securities with higher levels of market activity, the Company obtains a quote from a dealer, which typically will be the dealer who sold the Company the security.  The Company has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  Based on how dealers develop their quotes, market liquidity and levels of trading, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.  The Company evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote the Company receives and the value indicated by its valuation models, the Company will evaluate the difference.  As part of that evaluation, the Company will discuss the difference with the dealer, who may revise its quote based upon these discussions.  Alternatively, the Company may revise its valuation models.

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
SEPTEMBER 30, 2011
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

The Company considers a loan to be impaired if one of two conditions exists.  The first condition is if, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The second condition is if the loan is deemed to be a troubled-debt restructuring (“TDR”) where a concession has been given to the borrower.  These TDRs may not have an associated specific loan loss allowance if the principal and interest amount is considered recoverable based on current market conditions, expected collateral performance and / or guarantees made by the borrowers.

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
SEPTEMBER 30, 2011
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

Acquisitions of real estate assets and any related intangible assets are recorded initially at fair value under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.”  The Company allocates the purchase price of its investments in real estate to land, building, site improvements, the value of in-place leases and the value of above or below market leases. The value allocated to above or below market leases is amortized over the remaining lease term as an adjustment to rental income. The Company amortizes the value allocated to in-place leases over the weighted average remaining lease term to depreciation and amortization expense.  The Company depreciates real property using the straight-line method over the estimated useful lives of the assets as follows:
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

Other than an impairment charge of $1.7 million the Company took on real estate debt converted to equity in June 2011, no impairment charges were recorded on the Company’s investment in real estate or intangible assets  during the three or nine months ended September 30, 2011.  There were no such investments in real estate holdings in 2010.

Recent Accounting Standards

In June 2011, the FASB issued guidance which changes the presentation of comprehensive income.  It eliminates the option to present comprehensive income as part of the changes in stockholders’ equity.  In addition, it requires consecutive disclosure of comprehensive income either as part of the statement of net income or in a statement immediately following.  Finally, the guidance requires disclosure on the face of the financial statements of any reclassifications between net income and other comprehensive income.  The guidance is effective for fiscal years and periods within those years beginning after December 15, 2011.  Adoption will require adjusted disclosure of the Company’s comprehensive income.

In April 2011, the FASB issued guidance which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset.  The amendments in this guidance will be effective for interim and annual reporting periods beginning on or after December 15, 2011, and will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company is currently evaluating the effect of the adoption on its consolidated financial statements.

In April 2011, the FASB issued guidance to clarify the disclosures regarding troubled-debt restructurings originally effective as of December 15, 2010.  The new guidance surrounding troubled-debt restructuring will now be effective for interim and annual periods beginning after June 15, 2011.  Adoption of this guidance required additional disclosures in the notes to the Company’s consolidated financial statements (see note 8).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
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

NOTE 3 – INVESTMENT SECURITIES, TRADING

The following table summarizes the Company's structured notes and residential mortgage-backed securities (“RMBS”), which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
September 30, 2011:
Structured notes	$24,039	$5,283		$(1,238)	$28,084
Residential mortgage-backed securities	7,105	221		(1,107)	6,219
Total	$31,144	$5,504		$(2,345)	$34,303
December 31, 2010:
Structured notes	$7,984	$9,739	$	−	$17,723
Total	$7,984	$9,739	$	−	$17,723

The Company purchased 23 securities and sold 11 securities during the nine months ended September 30, 2011, for a net realized gain of $8.0 million.  The Company held 23 investment securities, trading as of September 30, 2011.  The Company held 11 investment securities, trading at December 31, 2010.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's investment securities including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (2)	Unrealized Gains	Unrealized Losses	Fair Value (1)
September 30, 2011:
CMBS	$137,003	$1,228	$(28,863)	$109,368
Preferred stock and warrants	36,741	−	−	36,741
Other asset-backed	−	23	−	23
Total	$173,744	$1,251	$(28,863)	$146,132
December 31, 2010:
CMBS	$83,223	$7,292	$(26,578)	$63,937
Other asset-backed	−	23	−	23
Total	$83,223	$7,315	$(26,578)	$63,960

(1)	As of September 30, 2011 and December 31, 2010, $104.1 million and $58.0 million, respectively, of securities were pledged as collateral security under related financings.

(2)	As of September 30, 2011 and December 31, 2010, other asset-backed securities are carried at fair value, $23,000 and $23,000, respectively, due to prior cost-recovery proceeds received on this bond.

On January 4, 2011, the Company’s wholly-owned subsidiary, Resource TRS, made an investment in LEAF Commercial Capital, Inc. (“LCC”), a newly-formed equipment financing subsidiary of LEAF Financial Corporation (“LEAF Financial”), a subsidiary of Resource America (see Note 14).  The Company’s preferred stock and warrant investment is carried at cost.  It is not practicable for the Company to estimate the fair value of its investment in the preferred stock and warrants of LCC.  LCC’s assets are comprised of a large number of transactions with commercial customers in different businesses, may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized.  Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations.  Value received in a fair market sale of a transaction would be based on the terms of the sale, LCC’s and the buyer’s views of economic and industry conditions, LCC’s and the buyer’s tax considerations, and other factors.  There were no events or changes in circumstances that would significantly affect the fair value of this investment.  The preferred stock carries a coupon of 10%, of which 2% is received in cash and 8% is paid in-kind.  During the nine months ended September 30, 2011, $528,000 of paid-in-kind interest was paid in the form of additional shares of Series A preferred stock.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The following table summarizes the estimated maturities of the Company’s CMBS and other asset-backed securities (“ABS”) according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
September 30, 2011:
Less than one year	$31,972	(1)	$33,530	5.37%
Greater than one year and less than five years	66,913		91,219	4.45%
Greater than five years	10,506		12,254	4.14%
Total	$109,391		$137,003	4.52%
December 31, 2010:
Less than one year	$3,264	(2)	$6,911	1.51%
Greater than one year and less than five years	29,004		46,138	3.45%
Greater than five years	31,692		30,174	5.64%
Total	$63,960		$83,223	4.08%

(1)
$1.0 million of CMBS, maturing in this category are collateralized by floating-rate loans and, as permitted under the CMBS terms, are expected to extend their respective maturity dates until at least October 2012 as the debtors in the floating-rate structures have a contractual right to extend with options ranging from two one-year options to three one-year options.  Beyond the contractual extensions, the servicer may allow further extensions of the underlying floating rate loans.

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

The range of contractual maturities of the investment securities available-for-sale is from January 2012 to July 2022.

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position (in thousands):
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2011:
CMBS	$84,896	$(16,616)	$9,458	$(12,247)	$94,354	$(28,863)
Total temporarily impaired securities	$84,896	$(16,616)	$9,458	$(12,247)	$94,354	$(28,863)
December 31, 2010:
CMBS	$10,134	$(4,383)	$8,302	$(22,195)	$18,436	$(26,578)
Total temporarily impaired securities	$10,134	$(4,383)	$8,302	$(22,195)	$18,436	$(26,578)

The Company holds seven floating rate investment securities available-for-sale that have been in a loss position for more than 12 months as of September 30, 2011 and December 31, 2010.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

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

At September 30, 2011 and December 31, 2010, the Company held $109.4 million and $63.9 million, respectively, (net of net unrealized losses of $27.6 million and $19.3 million, respectively), of CMBS recorded at fair value.  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon the current level of market activity.  As of September 30, 2011 and December 31, 2010, $99.1 million and $53.7 million, respectively, of investment securities available-for-sale were valued using dealer quotes and $10.2 million and $10.3 million, respectively, were valued using a weighted average of three measures (see Note 2).

During the nine months ended September 30, 2011, the Company recognized a $4.6 million other-than-temporary impairment on one fixed rate position that supported the Company’s CMBS investments bringing the fair value to $250,000.  There was no other-than-temporary impairment during the three months ended September 30, 2011.  During the three and nine months ended September 30, 2010, the Company recognized $4.5 million and $10.5 million of other-than-temporary impairment on one and three fixed rate positions, respectively, that supported the Company’s CMBS investments, bringing the combined fair value to $470,000.  The assumed default of these collateral positions in the Company’s cash flow model yielded a value of less than full recovery of the Company’s cost basis.  The net impairment losses were recognized in earnings in the consolidated statements of operations.  All of the Company’s other-than-temporary impairment losses are related to credit losses.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on CMBS in the Company’s investment portfolio.  At September 30, 2011, the aggregate discount exceeded the aggregate premium on the Company’s CMBS by approximately $13.9 million.  At December 31, 2010, the aggregate discount exceeded the aggregate premium on the Company’s CMBS by approximately $20.9 million.

NOTE 5 – INVESTMENT SECURITIES HELD-TO-MATURITY

The following table summarizes the Company's investment securities held-to-maturity which are carried at amortized cost (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2011:
ABS	$31,214	$166	$(5,771)	$25,609
Total	$31,214	$166	$(5,771)	$25,609
December 31, 2010:
ABS	$29,036	$752	$(3,847)	$25,941
Total	$29,036	$752	$(3,847)	$25,941

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 5 – INVESTMENT SECURITIES HELD-TO-MATURITY – (Continued)

The following table summarizes the estimated maturities of the Company’s investment securities held-to-maturity according to their contractual lives (in thousands):
Contractual Life	Amortized Cost	Fair Value	Weighted Average Coupon
September 30, 2011:
Greater than one year and less than five years	$5,656	$5,407	5.56%
Greater than five years and less than ten years	20,169	17,103	2.49%
Greater than ten years	5,389	3,099	3.87%
Total	$31,214	$25,609
December 31, 2010:
Greater than one year and less than five years	$5,000	$4,830	6.14%
Greater than five years and less than ten years	15,891	15,073	1.97%
Greater than ten years	8,145	6,038	4.11%
Total	$29,036	$25,941

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2011:
ABS	$14,228	$(892)	$8,303	$(4,879)	$22,531	$(5,771)
Total temporarily impaired securities	$14,228	$(892)	$8,303	$(4,879)	$22,531	$(5,771)
December 31, 2010:
ABS	$1,038	$(1)	$11,923	$(3,846)	$12,961	$(3,847)
Total temporarily impaired securities	$1,038	$(1)	$11,923	$(3,846)	$12,961	$(3,847)

The Company has 14 and 12 investment securities held-to-maturity that have been in a loss position for more than 12 months as of September 30, 2011 and December 31, 2010, respectively.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.  The Company does not believe that any of its investment securities classified as held-to-maturity were other-than-temporarily impaired as of September 30, 2011.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 6 – INVESTMENTS IN REAL ESTATE

The table below summarizes the Company’s investments in real estate (in thousands):

	As of September 30, 2011
	Book Value	Number of Properties
Multi-family property	$38,534	2
Office real estate property	10,149	1
Subtotal	48,683	3
Less: Accumulated depreciation	(391)
Investments in real estate	$48,292

The Company had no investments in real estate as of December 31, 2010.

Acquisitions

During the nine months ended September 30, 2011, the Company converted two loans it had originated to investments in real estate and acquired one real estate asset summarized as follows:

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

●
On August 1, 2011, the Company, through its subsidiary, RCC Real Estate purchased Whispertree Apartments, a 504 multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.

A summary of the aggregate estimated fair value of the assets and liabilities acquired on the respective dates of acquisition are presented below (in thousands):

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$48,683
Cash and cash equivalents	177
Restricted cash	2,360
Intangible assets	2,490
Other assets	391
Total assets acquired	54,101
Liabilities assumed:
Accounts payable and other liabilities	673
Total liabilities assumed	673
Estimated fair value of net assets acquired	$53,428

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
SEPTEMBER 30, 2011
(Unaudited)

NOTE 6 – INVESTMENTS IN REAL ESTATE – (Continued)

Acquisitions – (Continued)

The following unaudited pro forma information, after including the acquisition of real properties, is presented below as if the acquisitions occurred on January 1, 2010.  The pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisitions had occurred on the first day of the periods presented, nor is it indicative of the Company’s future results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2011	2010	2011	2010
Total revenue, as reported	$23,450	$19,168	$65,550	$48,471
Pro forma revenue	$23,727	$19,956	$67,500	$50,900
Net income, reported	$14,945	$14,045	$37,305	$28,822
Pro forma net income	$14,681	$14,034	$37,536	$29,107
Earnings per share – basic, reported	$0.20	$0.27	$0.55	$0.64
Earnings per share per – diluted, reported	$0.20	$0.27	$0.54	$0.64
Pro forma earnings per share - basic	$0.20	$0.27	$0.55	$0.65
Pro forma earnings per share - diluted	$0.20	$0.27	$0.55	$0.64

These amounts have been calculated after adjusting the results of the acquired properties to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to the Company’s investments in real estate had been applied from January 1, 2010.

NOTE 7 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):
Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
September 30, 2011:
Bank loans (3)	$1,101,805	$(28,796)	$1,073,009
Commercial real estate loans:
Whole loans	516,893	(1,142)	515,751
B notes(3)	31,018	(1,591)	29,427
Mezzanine loans	77,861	29	77,890
Total commercial real estate loans	625,772	(2,704)	623,068
Subtotal loans before allowances	1,727,577	(31,500)	1,696,077
Allowance for loan loss	(28,614)	−	(28,614)
Total	$1,698,963	$(31,500)	$1,667,463
December 31, 2010:
Bank loans (3)	$887,667	$(27,204)	$860,463
Commercial real estate loans:
Whole loans	441,706	(334)	441,372
B notes	57,613	(162)	57,451
Mezzanine loans (3)	146,668	143	146,811
Total commercial real estate loans	645,987	(353)	645,634
Subtotal loans before allowances	1,533,654	(27,557)	1,506,097
Allowance for loan loss	(34,233)	−	(34,233)
Total	$1,499,421	$(27,557)	$1,471,864

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 7– LOANS HELD FOR INVESTMENT – (Continued)

(1)
Amounts include deferred amendment fees of $214,000 and $636,000 being amortized over the life of the bank loans and $156,000 and $681,000 of extension fees being amortized over the life of the commercial real estate loans as of September 30, 2011 and December 31, 2010, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2011 and December 31, 2010, respectively.

(3)
Amounts include $479,000 of bank loans and $13.0 million of B note loans held for sale as of September 30, 2011, and $4.0 million of bank loans and $24.6 million of mezzanine loans held for sale as of December 31, 2010.

As of September 30, 2011 and December 31, 2010, approximately 42.4% and 38.0%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California and 9.2% and 10.4%, respectively, were concentrated in New York.  As of September 30, 2011 and December 31, 2010, approximately 13.4% and 10.7%, respectively, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.

At September 30, 2011, the Company’s bank loan portfolio, including loans held for sale, consisted of $1.1 billion (net of allowance of $3.5 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 0.5% and LIBOR plus 10.0% with maturity dates ranging from December 2011 to September 2019.

At December 31, 2010, the Company’s bank loan portfolio consisted of $857.9 million (net of allowance of $2.6 million) of floating rate loans, which bore interest ranging between the LIBOR plus 0.5% and LIBOR plus 9.5% with maturity dates ranging from March 2011 to December 2017.

The following is a summary of the weighted average life of the Company’s bank loans, at amortized cost (in thousands):
	September 30,	December 31,
	2011	2010
Less than one year	$3,179	$4,245
Greater than one year and less than five years	598,251	643,699
Five years or greater	471,579	212,519
	$1,073,009	$860,463

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (4)
September 30, 2011:
Whole loans, floating rate (1) (2) (5)	30	$504,847	LIBOR plus 2.50% to LIBOR plus 5.75%	December 2011 to September 2018
Whole loans, fixed rate	2	10,904	10.00% to 14.00%	June 2012 to May 2018
B notes, fixed rate (6)	2	29,427	7.00% to 8.68%	April 2016
Mezzanine loans, floating rate	4	63,903	LIBOR plus 2.50% to LIBOR plus 7.45%	December 2011 to January 2013
Mezzanine loans, fixed rate	2	13,987	9.01% to 11.00%	January 2016 to September 2016
Total (3)	40	$623,068

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 7– LOANS HELD FOR INVESTMENT – (Continued)

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (4)
December 31, 2010:
Whole loans, floating rate (1)	25	$441,372	LIBOR plus 1.50% to LIBOR plus 5.75%	May 2011 to January 2018
B notes, floating rate	2	26,485	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2011 to October 2011
B notes, fixed rate(6)	2	30,966	7.00% to 8.68%	July 2011 to April 2016
Mezzanine loans, floating rate	6	93,266	LIBOR plus 2.15% to LIBOR plus 3.00%	May 2011 to January 2013
Mezzanine loans, fixed rate (2)	5	53,545	8.14% to 11.00%	January 2016 to September 2016
Total (3)	40	$645,634

(1)
Whole loans had $6.2 million and $5.0 million in unfunded loan commitments as of September 30, 2011 and December 31, 2010, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)
Floating rate whole loans include a mezzanine portion of a whole loan that matured in June 2011 and was fully reserved for as of September 30, 2011.  Fixed rate mezzanine loan maturity dates exclude a loan that matured in May 2010 that is in default and was placed on non-accrual status as of December 31, 2010.  This loan was written-off as of March 31, 2011.

(3)	The total does not include an allowance for loan losses of $25.1 million and $31.6 million recorded as of September 30, 2011 and December 31, 2010, respectively.

(4)	Maturity dates do not include possible extension options that may be available to the borrowers.

(5)	Floating rate whole loans includes a $2 million mezzanine portion of a whole loan that has a fixed rate of 15.0% as of September 30, 2011.

(6)	A fixed rate B note with a fair value of $13.0 million which matured in July 2011 and is in the process of being sold and is expected to close in November 2011.

In September 2011, the Company entered into a sale agreement which is expected to close in mid November 2011 for a commercial real estate loan with a fair value of $13.0 million which is secured by a two-building office campus in Indianapolis, IN.  In connection with this anticipated sale, the Company allocated $1.2 million of previously unallocated reserves to adjust the loan to its current market value and accordingly classified this loan as a loan held for sale as of September 30, 2011.

The following is a summary of the weighted average life of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2011	2012		2013 and Thereafter	Total
September 30, 2011:
B notes	$12,965	$	−	$16,462	$29,427
Mezzanine loans	−		38,072	39,818	77,890
Whole loans	36,910		89,991	388,850	515,751
Total (2)	$49,875		$128,063	$445,130	$623,068
December 31, 2010:
B notes	$40,913	$	−	$16,538	$57,451
Mezzanine loans (1)	−		34,676	107,135	141,811
Whole loans	108,303		87,084	245,985	441,372
Total (2)	$149,216		$121,760	$369,658	$640,634

(1)	Mezzanine loans exclude one loan with an amortized cost of $5.0 million which matured in May 2010, was in default and which the Company wrote off as of March 31, 2011.

(2)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 7 – LOANS HELD FOR INVESTMENT – (Continued)

The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Loan Class
September 30, 2011:
B notes	$272	0.95%	0.92%
Mezzanine loans	2,757	9.64%	3.54%
Whole loans	22,083	77.17%	4.28%
Bank loans	3,502	12.24%	0.32%
Total	$28,614
December 31, 2010:
B notes	$899	2.6%	1.56%
Mezzanine loans	8,553	25.0%	5.83%
Whole loans	22,165	64.8%	5.02%
Bank loans	2,616	7.6%	0.30%
Total	$34,233

As of September 30, 2011, the Company had recorded an allowance for loan losses of $28.6 million consisting of a $3.5 million allowance on the Company’s bank loan portfolio and a $25.1 million allowance on the Company’s commercial real estate portfolio as a result of the impairment of one bank loan and one commercial real estate loan as well as the maintenance of a general reserve with respect to these portfolios.

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

NOTE 8 – FINANCING RECEIVABLES

The following tables show the allowance for loan and lease receivable losses and recorded investments in loans and lease receivables (in thousands):

	Commercial Real Estate Loans		Bank Loans		Loans Receivable-Related Party		Total
September 30, 2011:
Allowance for losses at January 1, 2011		$31,617		$2,616	$	−		$34,233
Provision for loan loss		5,623		2,294		−		7,917
Loans charged-off		(12,128)		(1,408)		−		(13,536)
Recoveries		−		−		−		−
Allowance for losses at September 30, 2011		$25,112		$3,502	$	−		$28,614

Ending balance:
Individually evaluated for impairment		$16,210		$166	$	−		$16,376
Collectively evaluated for impairment		$8,902		$3,336	$	−		$12,238
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$36,910		$362	$	−		$37,272
Collectively evaluated for impairment		$586,158		$1,072,647		$16,494		$1,675,299
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
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

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2011:
Bank loans	$980,589	$25,332	$56,079	$10,168	$362	$479	$1,073,009

As of December 31, 2010:
Bank loans	$759,161	$43,858	$45,115	$7,940	$362	$4,027	$860,463

All of the Company’s bank loans are performing with the exception of one loan with a par amount of $362,000 which has been in default since September 2010.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
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

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale		Total
As of September 30, 2011:
Whole loans	$280,269	$13,263	$185,309	$36,910	$	−	$515,751
B notes	16,463	−	−	−		12,964	29,427
Mezzanine loans	23,353	−	54,537	−		−	77,890
	$320,085	$13,263	$239,846	$36,910		$12,964	$623,068
As of December 31, 2010:
Whole loans	$123,350	$16,143	$264,660	$37,219	$	−	$441,372
B notes	16,538	−	40,913	−		−	57,451
Mezzanine loans	32,635	−	84,610	5,000		24,566	146,811
	$172,523	$16,143	$390,183	$42,219		$24,566	$645,634

All of the Company’s commercial real estate loans are performing as of September 30, 2011.

Loan and Lease Receivable Portfolios Aging Analysis

The following tables show the loan and lease receivable portfolio aging analysis indicated at cost basis (in thousands):

					Greater					Total Loans
		30-59		60-89	than 90	Total Past			Total Loans	> 90 Days and
	Days		Days		Days	Due		Current	Receivable	Accruing
September 30, 2011:
Whole loans	$	−	$	−	$ −	$	−	$515,751	$515,751	$	−
B notes		−		−	−		−	29,427	29,427		−
Mezzanine loans		−		−	−		−	77,890	77,890		−
Bank loans		−		−	362		362	1,072,647	1,073,009		−
Loans receivable - related party		−		−	−		−	16,494	16,494		−
Total loans	$	−	$	−	$362		$362	$1,712,209	$1,712,571	$	−

December 31, 2010:
Whole loans	$	−	$	−	$ −	$	−	$441,372	$441,372	$	−
B notes		−		−	−		−	57,451	57,451		−
Mezzanine loans		−		−	5,000		5,000	141,811	146,811		−
Bank loans		−		−	−		−	860,463	860,463		−
Lease receivables		630		237	829		1,696	107,986	109,682		−
Loans receivable - related party		−		−	−		−	9,927	9,927		−
Total loans		$630		$237	$5,829		$6,696	$1,619,010	$1,625,706	$	−

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 8 –FINANCING RECEIVABLES – (Continued)

Impaired Loans and Lease Receivables

The following tables show impaired loans and lease receivables indicated (in thousands):

							Average
			Unpaid				Investment		Interest
	Recorded		Principal		Specific		in Impaired		Income
	Balance		Balance		Allowance		Loans		Recognized
September 30, 2011:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$100,162		$100,162	$	−		$100,158		$1,286
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$36,910		$36,910		$(16,210)		$36,337		$688
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans		$362		$362		$(166)		$362	$	−

Total:
Whole loans		$137,072		$137,072		$(16,210)		$136,495		$1,974
B notes		−		−		−		−		−
Mezzanine loans		−		−		−		−		−
Bank loans		362		362		(166)		362		−
		$137,434		$137,434		$(16,376)		$136,857		$1,974
December 31, 2010:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$111,401		$111,401	$	−		$58,058		$1,133
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Lease receivables	$	−	$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$37,219		$37,219		$(15,844)		$36,740		$993
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans		$5,000		$5,000		$(5,000)		$5,000	$	−
Bank loans		$362		$362		$(112)		$8,971	$	−
Lease receivables		$10,024		$10,024		$(4,107)		$4,791	$	−

Total:
Whole loans		$148,620		$148,620		$(15,844)		$94,798		$2,126
B notes		−		−		−		−		−
Mezzanine loans		5,000		5,000		(5,000)		5,000		−
Bank loans		362		362		(112)		8,971		−
Lease receivables		10,024		10,024		(4,107)		4,791		−
		$164,006		$164,006		$(25,063)		$113,560		$2,126

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)
NOTE 8 –FINANCING RECEIVABLES – (Continued)

Troubled-Debt Restructurings

The following tables show the loan and lease receivable portfolio troubled-debt restructurings (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance		Post-Modification Outstanding Recorded Balance
Three Months Ended September 30, 2011:
Whole loans	−	$	−	$	−
B notes	−		−		−
Mezzanine loans	−		−		−
Bank loans	−		−		−
Loans receivable - related party	−		−		−
Total loans	−	$	−	$	−
Nine Months Ended September 30, 2011:
Whole loans	2		$34,739		$33,073
B notes	−		−		−
Mezzanine loans	−		−		−
Bank loans	−		−		−
Lease receivables	−		−		−
Loans receivable - related party	1		7,981		7,981
Total loans	3		$42,720		$41,054

As of September 30, 2011 and December 31, 2010, there were no troubled-debt restructurings that subsequently defaulted.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets represent identifiable intangible assets acquired as a result of the Company’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  The Company amortizes identified intangible assets to expense over their estimated lives using the straight-line method.  The Company evaluates intangible assets for impairment as events and circumstances change.  The Company expects to record amortization expense of intangible assets of approximately $3.9 million for the year ended December 31, 2011, $3.3 million for the year ended December 31, 2012, $2.7 million for the year ended December 31, 2013, $2.6 million for the years ended December 31, 2014 and 2015 and $2.5 million for the year ended December 31, 2016.  The weighted average remaining amortization period is eight years at September 30, 2011 and amortization for the three and nine months ended September 30, 2011 was $1.5 million and $2.5 million, respectively.

The following table summarizes intangible assets at September 30, 2011 (in thousands).  No such assets existed at December 31, 2010.

	Beginning Balance	Accumulated Amortization	Net Asset
September 30, 2011:
Investment in RCAM	$21,213	$(1,573)	$19,640
Investments in real estate:
In-place leases	2,461	(888)	1,573
Above (below) market leases	29	(10)	19
	2,490	(898)	1,592
Total intangible assets	$23,703	$(2,471)	$21,232

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 10 – BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, primarily through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities, trust preferred securities issuances and other secured and unsecured borrowings.  Certain information with respect to the Company’s borrowings at September 30, 2011 and December 31, 2010 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
September 30, 2011:
RREF CDO 2006-1 Senior Notes (1)	$173,443	1.27%	34.9 years	$295,515
RREF CDO 2007-1 Senior Notes (2)	315,680	0.76%	35.0 years	352,119
Apidos CDO I Senior Notes (3)	319,246	0.84%	5.8 years	307,249
Apidos CDO III Senior Notes (4)	261,077	0.72%	8.7 years	248,622
Apidos Cinco CDO Senior Notes (5)	319,813	0.78%	8.6 years	313,384
Unsecured Junior Subordinated Debentures (7)	50,587	6.20%	24.9 years	−
Repurchase Agreements (8)	37,586	1.47%	18.0 days	44,251
Apidos CLO VIII Warehouse Facility	52,735	1.26%	12 days	183,507
Revolving Credit Facility	6,000	6.00%	1 day	30,000
Mortgage Payable(9)	13,507	4.14%	6.8 years	18,100
Total	$1,549,674	1.09%	16.4years	$1,762,747

December 31, 2010:
RREF CDO 2006-1 Senior Notes (1)	$173,053	1.33%	35.6 years	$215,063
RREF CDO 2007-1 Senior Notes (2)	325,025	0.82%	35.8 years	367,792
Apidos CDO I Senior Notes (3)	319,748	0.87%	6.6 years	309,746
Apidos CDO III Senior Notes (4)	260,682	0.75%	9.5 years	250,309
Apidos Cinco CDO Senior Notes (5)	319,373	0.79%	9.4 years	319,563
Equipment Contract Backed Notes, Series 2010-2 (6)	95,016	5.00%	5.4 years	109,612
Unsecured Junior Subordinated Debentures (7)	50,354	6.24%	25.7 years	−
Total	$1,543,251	1.30%	17.6 years	$1,572,085

(1)
Amount represents principal outstanding of $174.9 million and $174.9 million less unamortized issuance costs of $1.5 million and $1.8 million as of September 30, 2011 and December 31, 2010, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $318.6 million and $328.5 million less unamortized issuance costs of $2.9 million and $3.5 million as of September 30, 2011 and December 31, 2010, respectively.  This CDO transaction closed in September 2007.

(3)
Amount represents principal outstanding of $320.5 million less unamortized issuance costs of $1.2 million as of September 30, 2011 and $1.8 million as of December 31, 2010.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $1.4 million as of September 30, 2011 and $1.8 million as of December 31, 2010.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $2.1 million as of September 30, 2011 and $2.6 million as of December 31, 2010.  This CDO transaction closed in May 2007.

(6)	Amount represents principal outstanding of $96.1 million less unamortized issuance costs of $1.1 million as of December 31, 2010. There was no outstanding principal balance as of September 30, 2011.

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(8)	Amount represents principal outstanding of $37.9 million less unamortized deferred debt costs of $362,000 related to a CMBS repurchase facility as of September 30, 2011.

(9)	Amount represents principal outstanding of $13.6 million less unamortized issuance costs of $93,000 as of September 30, 2011. This real estate transaction closed in August 2011.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)
NOTE 10 – BORROWINGS – (Continued)

Collateralized Debt Obligations

Resource Real Estate Funding CDO 2007-1

In September 2007, the Company closed RREF CDO 2007-1, a $500.0 million CDO transaction that provides financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1.

The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.76% and 0.82% at September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011, the Company repurchased $10.0 million in A-2 notes at a weighted average price of 61.25% to par which resulted in a $3.9 million gain.  During the nine months ended September 30, 2010, the Company repurchased $250,000 of the Class J notes and $7.5 million of the Class B notes in RREF CDO 2007-1 at a weighted average price of 39.00% to par which resulted in a $4.7 million gain.  The gains are reported as a part of the gain on the extinguishment of debt in the consolidated statements of income.

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
SEPTEMBER 30, 2011
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

The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.27% and 1.33% at September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011, the Company did not repurchase any notes.  During the nine months ended September 30, 2010 the Company repurchased $20.0 million of the Class A-1 notes, $12.0 million of the Class A-2 notes, $6.9 million of the Class B notes, $7.7 million of the Class C notes and $2.0 million of the Class D notes in RREF CDO 2006-1 at a weighted average price of 64.2% to par which resulted in a $18.3 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income.

In connection with the Company’s ownership of certain notes held by RREF CDO 2006-1 on June 21, 2011, the Company surrendered for cancellation, without consideration, to the trustee of RREF CDO 2006-1 the following outstanding notes, which previously eliminated in consolidation: $6.9 million of the Class B notes, $7.7 million of the Class C notes, $5.52 million of the Class D notes, $7.0 million of the Class E notes and $5.25 million of the Class F notes.  The surrendered notes were cancelled by the trustee pursuant to the applicable indenture, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations was to improve the CDO’s performance with respect to its over-collateralization and interest coverage tests, with which it was already in compliance before the cancellation, as well as to secure the Company’s long-term interest in this structured vehicle.

As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

Apidos CLO VIII Warehouse

In June 2011, the Company formed Apidos CLO VIII and entered into a warehouse facility provided by Citibank, N.A. to purchase bank loans to include in Apidos CLO VIII.  This agreement, secured by a $15.0 million purchase of 15,000 preference shares of Apidos CLO VIII, expired upon the closing of Apidos CLO VIII.  At September 30, 2011, there was an outstanding balance of $52.7 million relating to trades that had settled.  In addition, the Company had $130.1 million of securities that had traded, but not yet settled at September 30, 2011.  The facility bears interest at a rate of three-month LIBOR plus 1.0% for the first nine months and 1.4% thereafter. As of September 30, 2011 the current borrowing rate was at 1.26%.  On October 13, 2011, the Apidos CLO VIII warehouse facility terminated (see Note 18).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 10 – BORROWINGS – (Continued)

Collateralized Debt Obligations – (Continued)

Equipment Contract Backed Notes, Series 2010-2

In May 2010, the Company acquired Equipment Contract Backed Notes, Series 2010-2, issued by LEAF Equipment Leasing Income Fund III, L.P. (“LEAF Funding 3”), a $120.0 million transaction that provided financing for leases.  The investments held by LEAF Funding 3 collateralized the debt it issued and, as a result, the investments were not available to the Company, its creditors or stockholders unless LEAF Funding 3 defaulted and the Company and other holders of the notes foreclosed on the collateral.  LEAF Funding 3 issued a total of $120.0 million of senior notes at a weighted average price of $93.52 to unrelated investors generating proceeds of $112.2 million. Before contributing the notes to LCC, as described in Note 14, the Company amortized the discount over the lives of the notes using the effective yield method, adjusted for the effects of estimated prepayments on the notes.  On January 4, 2011, the Company made a preferred investment in LCC and contributed the notes to LCC as part of that investment (see Note 14).

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

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.78% and 0.79% at September 30, 2011 and December 31, 2010, respectively.

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

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although the Company has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.72% and 0.75% at September 30, 2011 and December 31, 2010, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
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

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $265.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 0.84% and 0.87% at September 30, 2011 and December 31, 2010, respectively.

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

In October 2009, the Company amended the trust agreements and unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provided for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under the Company’s guarantee.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at September 30, 2011, were $472,455 and $488,581, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2010 were $590,000 and $604,000, respectively.  The interest rate adjustment took effect as of October 1, 2009 and expired on September 30, 2011, whereas the rates reverted to LIBOR plus 3.95%.  The rates for RCT I and RCT II, at September 30, 2011, were 6.20% and 6.20%, respectively.  The rates for RCT I and RCT II, at December 31, 2010, were 6.25% and 6.24%, respectively.  The rate adjustment related to the amendment which expired on October 1, 2011 and the related covenant waiver expires on January 1, 2012.

The rights of holders of common securities of RCT I and RCT II are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities.  The capital and common securities of RCT I and RCT II are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each.  Unless earlier dissolved, RCT I will dissolve on May 25, 2041 and RCT II will dissolve on September 29, 2041.  The junior subordinated debentures are the sole assets of RCT I and RCT II, mature on September 30, 2036 and October 30, 2036, respectively, and may be called at par by the Company any time after September 30, 2011 and October 30, 2011, respectively.  The Company records its investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated trusts and records dividend income upon declaration by RCT I and RCT II.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 10 – BORROWINGS – (Continued)

Repurchase and Credit Facilities

CMBS – Term Repurchase Facility

In February 2011, the Company’s wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of CMBS.  The Company guaranteed RCC Real Estate’s and RCC Commercial’s performance of their obligations under the repurchase agreement.  At September 30, 2011, RCC Real Estate had borrowed $37.6 million (net of $362,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At September 30, 2011, borrowings under the repurchase agreement were secured by CMBS with an estimated fair value of $44.3 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.48%.

At September 30, 2011, the Company had a repurchase agreement with the following counterparty (dollars in thousands); the Company had no repurchase agreements at December 31, 2010:

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2011:
Wells Fargo Bank, National Association.	$6,221	18	1.48%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Revolving Credit Facility

On July 7, 2011, the Company and RCC Real Estate entered into a $10.0 million revolving credit facility with The Bancorp Bank (“Bancorp”).  The facility will provide bridge financing for up to five business days which will enable the Company and RCC Real Estate to fund real estate loans to third parties prior to their sale to the Company’s CRE CDOs.  The facility is evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp entered into July 7, 2011.  The facility is secured by a Securities Pledge Control Agreement by which the Company pledged $40.0 million of the Class A-1 notes of RREF CDO 2006-1, which are owned by RCC Real Estate.  The note becomes due and payable on September 30, 2012.

At September 30, 2011, the Company had a revolving credit facility agreement with the following counterparty (dollars in thousands); the Company had no revolving credit facility agreements at December 31, 2010:

	Amount Borrowed	Weighted Average Maturity in Days	Interest Rate (WSJ Prime rate + 2.75 Spread)
September 30, 2011:
The Bancorp Bank (1)	$6,000	1	6.00%

(1)	Amount borrowed was repaid on October 3, 2011.

Mortgage Payable

On August 1, 2011, the Company, through its subsidiary, RCC Real Estate purchased Whispertree Apartments, a 504 multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition. The Company, entered into a seven year mortgage of $13.6 million with a lender upon the acquisition of Whispertree Apartments.  The mortgage bears interest at a rate of one-month LIBOR plus 3.95%. As of September 30, 2011 the current borrowing rate was at 4.14%.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

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

Under a dividend reinvestment plan authorized by the board of directors on March 10, 2011, the Company is authorized to issue up to 10.0 million shares of common stock.  Under this plan, which succeeded the November 2010 plan, the Company has issued 3,698,270 shares, at a weighted-average share price of $6.00 per share, and received proceeds of $21.7 million (net of costs) since June 2011.

Under an earlier dividend reinvestment plan authorized by the board of directors on November 18, 2010, the Company was authorized to issue up to 8.0 million shares of common stock.  Under this plan, the Company had issued 6,571,468 shares from January 2011 through May 2011 at a weighted-average share price of $6.93 per share and received proceeds of $44.4 million (net of costs).  The Company had issued a total of approximately 8.0 million shares of common stock under this plan since inception.

NOTE 12 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2011	16,939	518,018	534,957
Issued	15,200	1,191,165	1,206,365
Vested	(16,939)	(291,650)	(308,589)
Forfeited	−	(3,802)	(3,802)
Unvested shares as of September 30, 2011	15,200	1,413,731	1,428,931

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the nine months ended September 30, 2011 and 2010, including shares issued to the five non-employee directors, was $8.2 million and $1.8 million, respectively.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 12 – SHARE-BASED COMPENSATION – (Continued)

In connection with the July 2006 hiring of a commercial mortgage direct loan origination team by Resource Real Estate, Inc. (“Resource Real Estate”), a subsidiary of Resource America, the Company agreed to issue up to 100,000 shares of common stock and options to purchase an additional 100,000 shares of common stock if certain loan origination performance thresholds are achieved by this origination team for the Company’s account.  The performance thresholds are two-tiered.  Upon the achievement of $400.0 million of direct loan originations of commercial real estate loans, 60,000 restricted shares of common stock and options to purchase an additional 60,000 shares of common stock are issuable.  This hurdle was met in September 2007.  Upon the achievement of an additional $300.0 million of direct loan originations of commercial real estate loans, a second tranche of 40,000 restricted shares of common stock and options to purchase another 40,000 shares of common stock are issuable.  The restricted shares vest over a two-year period after issuance and the options to purchase shares of common stock vest over a three-year period after issuance.  On May 16, 2011, 40,000 shares of restricted common stock and 40,000 options to purchase additional shares were issued as a result of the achievement of an additional $300.0 million of direct loan originations of commercial real estate loans.  The restricted shares vest 50% on May 16, 2012 and 50% on May 16, 2013.  The options vest 33.3% per year beginning on May 16, 2012.

On August 25, 2011, the Company issued 240,000 shares of restricted common stock under its 2007 Omnibus Equity Compensation Plan.  These shares will vest 33.3% on each of May 15, 2012, 2013 and 2014.  In connection with this grant, the Company agreed to issue up to 336,000 additional shares of common stock if certain loan origination performance thresholds are achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of three annual measurement periods beginning April 1, 2011.  The agreement, with respect to the issuance of the 336,000 shares, also provided dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant will be paid at the end of each annual measurement period if the performance criteria are met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company will not record the dividend equivalent rights until earned.  At September 30, 2011, there were $84,000 of dividends payable upon achievement of the performance criteria.  If earned, the performance shares will vest over the subsequent 18 months at the rate of 1/6 per quarter.

The following table summarizes stock option transactions:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2011	602,666	$14.99
Granted	40,000	6.40
Exercised	−	−
Forfeited	(1,000)	15.00
Outstanding as of September 30, 2011	641,666	$14.45	4	$111
Exercisable at September 30, 2011	601,666	$14.99	4	$102

The following table summarizes the status of the Company’s unvested options as of September 30, 2011:

	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	−	−
Granted	40,000	6.40
Vested	−	−
Forfeited	−	−
Unvested at September 30, 2011	40,000	6.40

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 12 – SHARE-BASED COMPENSATION – (Continued)

The stock options have a remaining contractual term of four years.  Upon exercise of options, new shares are issued.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2011	602,666	$14.99
Vested	−	−
Exercised	−	−
Forfeited	(1,000)	15.00
Vested as of September 30, 2011	601,666	$14.99	4	$ 102

The stock option transactions are valued using the Black-Scholes model using the following assumptions:

As of September 30, 2011
Expected life	4 years
Discount rate	0.68%
Volatility	62.16%
Dividend yield	20.00%

The estimated fair value of each option granted for the nine months ended September 30, 2011 was $0.624.

For the three and nine months ended September 30, 2011 and 2010, the components of equity compensation expense were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011	2010
Options granted to Manager and non-employees	$	−	$	−	$10	$11
Restricted shares granted to Manager and non-employees		288		516	1,305	1,368
Restricted shares granted to non-employee directors		28		28	84	84
Total equity compensation expense		$316		$544	$1,399	$1,463

During the three and nine months ended September 30, 2011, the Manager received 29,808 and 34,290 shares, respectively as incentive compensation valued at $189,000 and $221,000, respectively pursuant to the Management Agreement.  During the three and nine months ended September 30, 2010, the Manager received 124,688 and 198,503 shares, respectively, as incentive compensation valued at $2.9 million and $4.4 million, respectively, pursuant to the Management Agreement.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of September 30, 2011.  All awards are discretionary in nature and subject to approval by the compensation committee of the Company’s board of directors.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 13 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic:
Net income	$14,944	$14,053	$37,305	$28,821
Weighted average number of shares outstanding	73,761,028	52,273,307	68,254,639	44,947,256
Basic net income per share	$0.20	$0.27	$0.55	$0.64

Diluted:
Net income	$14,944	$14,053	$37,305	$28,821
Weighted average number of shares outstanding	73,761,028	52,273,307	68,254,639	44,947,256
Additional shares due to assumed conversion of dilutive instruments	522,866	305,577	358,724	256,265
Adjusted weighted-average number of common shares outstanding	74,283,894	52,578,884	68,613,363	45,203,521
Diluted net income per share	$0.20	$0.27	$0.54	$0.64

NOTE 14 – RELATED PARTY TRANSACTIONS

Relationship with Resource America and Certain of its Subsidiaries.  At September 30, 2011, Resource America owned 2,478,292 shares, or 3.2%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.

The Company is managed by the Manager pursuant to the Management Agreement, which provides for both base and incentive management fees.  For the three and nine months ended September 30, 2011, the Manager earned base management fees of approximately $1.8 million and $5.2 million, respectively, and incentive management fees of $1.3 million and $3.4 million, respectively.  For the three and nine months ended September 30, 2010, the Manager earned base management fees of approximately $1.4 million and $3.9 million, respectively, and incentive management fees of $3.0 million and $5.9 million, respectively.  The Company also reimburses the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  On October 16, 2009, the Company entered into an amendment of the Management Agreement.  Pursuant to the amendment, the Manager must provide the Company with a Chief Financial Officer and several accounting professionals, each of whom will be exclusively dedicated to the operations of the Company.  The Manager must also provide the Company with a director of investor relations who will be 50% dedicated to the Company’s operations.  The Company bears the expense of the wages, salaries and benefits of the Chief Financial Officer and several accounting professionals and 50% of the salary and benefits of the director of investor relations.  In addition, in February 2010, the Company began reimbursing the Manager for the wages, salary, and benefits of its Chairman of the Board, who is exclusively dedicated to the operations of the Company.  For the three and nine months ended September 30, 2011, the Company paid the Manager $663,000 and $1.8 million, respectively, as expense reimbursements.  For the three and nine months ended September 30, 2010, the Company paid the Manager $497,000 and $1.4 million, respectively, as expense reimbursements.

At September 30, 2011, the Company was indebted to the Manager for base management fees of $618,000 and expense reimbursements of $336,000.  At December 31, 2010, the Company was indebted to the Manager for base management fees of $522,000, incentive management fees of $131,000 and expense reimbursements of $256,000.
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS – (Continued)

On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The agreement provides that: (a) RCM may invest up to $13.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains/(losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three and nine months ended September 30, 2011, RCM earned $347,146 and $1,316,823 in management fees, respectively.  The Company has reinvested gains from its activity and holds $34.3 million in fair market value of trading securities as of September 30, 2011, an increase of $16.6 million at fair market value as of December 31, 2010.  In addition, the Company and RCM have established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  During the three and nine months ended September 30, 2011, RCM earned $71,000 and $315,000, respectively, as its share of the net profits as defined in the Investment Management Agreement.

Relationship with LEAF Financial. LEAF Financial, a wholly-owned subsidiary of Resource America, originates and manages equipment leases and notes on behalf of the Company.

On July 20, 2011, the Company entered into an agreement with LCC, pursuant to which the Company provided a $10.0 million loan to LCC, of which $6.9 million was funded as of September 30, 2011.  The loan matures on January 20, 2013 and bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance, payable quarterly.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  The loan is secured by all the assets of LEAF Capital Funding, LLC and LEAF Financial’s interest in LEAF Receivables Funding 3.

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

As set forth in the TCA, on January 4, 2011, Resource TRS also delivered to LCC a Share Purchase Agreement under which LCC was permitted to require Resource TRS to purchase up to an additional $10.0 million of Series A preferred stock, of which all $10.0 million was purchased during the second quarter of 2011.

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

On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”), pursuant to which the Company provided an $8.0 million credit facility to LEAF II, of which all $8.0 million has been funded.  The credit facility had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II Receivables Funding, LLC (“LEAF Funding II”), including its entire ownership interest in LEAF II.  The Company received a 1% origination fee in connection with the establishment of the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the note was further amended to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  The loan amount outstanding at September 30, 2011 was $6.9 million.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with Apidos Capital Management. Apidos Capital Management LLC (“ACM”), a subsidiary of Resource America, manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, the Company announced that it had entered into a definitive agreement that will expand its management in broadly syndicated bank loans.  A subsidiary of the Company agreed to purchase 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC ("Churchill") for $22.5 million.  Through CPAM, the Company will be entitled to collect senior, subordinated and incentive fees related to five Collateralized Loan Obligations (“CLOs”) totaling approximately $1.9 billion in assets managed by CPAM.  CPAM will be assisted by ACM, in managing the five CLOs.  CPAM subsequently changed its name to Resource Capital Asset Management (“RCAM”).  ACM will be entitled to 10% of all subordinated fees and 5% of the incentive fees received by RCAM.  For the period from acquisition through September 30, 2011, ACM was paid $676,000 from subordinated fees received.

Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At September 30, 2011 and December 31, 2010, the Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio.

The Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company’s interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  The Company acquired the membership interests for $2.1 million.  The agreement requires the Company to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  Resource Real Estate acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month.  The investment balance of $5.1 million and $5.2 million at September 30, 2011 and December 31, 2010, respectively, is recorded as an investment in unconsolidated entities on the Company’s consolidated balance sheet using the equity method.

On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of the Manager, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, and RCP has options to extend the loan for two additional 12-month periods.  Principal payments of $234,000 were made during the nine months ended September 30, 2011.  The loan balance was $1.7 million at September 30, 2011.

On June 21, 2011, the Company entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building (“School Lane House”).  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by the first mortgage lien on the property. The Company received a commitment fee equal to 1.0% of the loan amount at the commencement of the loan.  The loan matures on September 21, 2012 and bears interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Resource Real Estate Management, LLC (“RREM”), an affiliate of the Company, was appointed as asset manager of the venture.  RREM will perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable.  RREM will also be responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM will receive an annual asset management fee equal to 2.0% of the gross receipts generated from the property.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS – (Continued)

On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment building, in the amount of $22.4 million.  The loan was then purchased by RREF CDO 2006-1.  The loan which matures on May 9, 2018, carries an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%.   On June 14, 2011, RCC Real Estate took the deed to the property by agreement with the third-party borrower in lieu of foreclosure.  The loan was kept outstanding and continues to be used as collateral in RREF CDO 2006-1.  RREM was appointed as asset manager as of August 1, 2011.  RREM will perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable.  RREM will also be responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM is entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property.

On February 28, 2007, the Company, through its subsidiary, RCC Real Estate, originated a loan to Via de la Paz in the amount of $12.15 million.  The loan was then purchased into RREF CDO 2007-1 on June 26, 2007.  The loan which matures on March 5, 2012, can be extended through March 5, 2017 and carries an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 1.50%.  On June 24, 2011, RCC Real Estate took the deed to the property from the borrower in lieu of foreclosure.  The loan was kept outstanding and continues to be used as collateral in RREF CDO 2007-1.  An unaffiliated third party has been appointed as the manager of the property.

On August 1, 2011, the Company, through its subsidiary, RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  RREM was appointed as asset manager.  RREM will perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable.  RREM will also be responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM is entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.

Relationship with The Bancorp.  On March 14, 2011, the Company paid Bancorp a loan commitment fee in the amount of $31,500 in connection with Bancorp’s commitment to establish a certain credit facility for the benefit of the Company.  On July 7, 2011, the Company and RCC Real Estate entered into a $10.0 million revolving credit facility with Bancorp.  The facility will provide bridge financing for up to five business days which will enable the Company and RCC Real Estate to fund real estate loans to third parties prior to their sale to the Company’s CRE CDOs.  The facility is evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp entered into July 7, 2011.  The facility is secured by a Securities Pledge Control Agreement by which the Company pledged $40.0 million of the Class A-1 notes of RREF CDO 2006-1 which are owned by RCC Real Estate.  The note becomes due and payable on September 30, 2012.

Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three and nine months ended September 30, 2011, the Company paid Ledgewood $61,000 and $217,000, respectively, in connection with legal services rendered to the Company as compared to $22,000 and $233,000 for the three and nine months ended September 30, 2010, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

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

The Company’s 2011 dividends will be determined by the Company’s board of directors which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional common shares.  Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  However, the Internal Revenue Service, in Revenue Procedures 2009-15 and 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITs.  These Revenue Procedures apply to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011.  They provide that publicly-traded REITs can distribute stock to satisfy their REIT distribution requirements if stated conditions are met.  These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  The Company did not use these Revenue Procedures with respect to any distributions for its 2009 and 2010 taxable years or the first nine months of its 2011 taxable year, but may do so for distributions with respect to the remainder of 2011.

On September 16, 2011, the Company declared a quarterly distribution of $0.25 per share of common stock, $19.2 million in the aggregate, which was paid on October 27, 2011 to stockholders of record on September 30, 2011.

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
SEPTEMBER 30, 2011
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

For securities purchased with higher levels of market activity, the Company obtains a quote from a dealer, which typically will be the dealer who sold the Company the security.  The Company has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  Based on how dealers develop their quotes, market liquidity and levels of trading, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.  The Company evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote the Company receives and the value indicated by its valuation models, the Company will evaluate the difference.  As part of that evaluation, the Company will discuss the difference with the dealer, who may revise its quote based upon these discussions.  Alternatively, the Company may revise its valuation models.

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
SEPTEMBER 30, 2011
(Unaudited)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1		Level 2		Level 3	Total
September 30, 2011:
Assets:
Investment securities, trading	$	−	$	−	$34,303	$34,303
Investment securities available-for-sale		−		88,015	21,376	109,391	(1)
Total assets at fair value	$	−		$88,015	$55,679	$143,694

Liabilities:
Derivatives (net)	$	−		$1,567	$14,651	$16,218
Total liabilities at fair value	$	−		$1,567	$14,651	$16,218

December 31, 2010:
Assets:
Investment securities, trading	$	−	$	−	$17,723	$17,723
Investment securities available-for-sale		−		38,303	25,657	63,960
Total assets at fair value	$	−		$38,303	$43,380	$81,683

Liabilities:
Derivatives (net)	$	−		$2,363	$10,929	$13,292
Total liabilities at fair value	$	−		$2,363	$10,929	$13,292

(1)	Balance does not include a $36.7 million investment in preferred stock and warrants which is carried at cost and therefore not required to be at fair value.

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2010	$44,542
Total gains or losses (realized/unrealized):
Included in earnings	(6,936)
Purchases	40,415
Sales	(19,468)
Paydowns	(1,276)
Transfers out of Level 3	(43,090)
Unrealized losses – included in accumulated other comprehensive income	29,193

Beginning balance, January 1, 2011	43,380
Total gains or losses (realized/unrealized):
Included in earnings	2,977
Purchases	33,641
Sales	(18,159)
Paydowns	(1,722)
Transfers out of Level 3	(4,437)
Unrealized losses – included in accumulated other comprehensive income	(1)
Ending balance, September 30, 2011	$55,679

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	Level 3
Beginning balance, January 1, 2010	$	−
Transfers into Level 3		10,929

Beginning balance, January 1, 2011		10,929
Unrealized losses – included in accumulated other comprehensive income		3,722

Ending balance, September 30, 2011		$14,651

The Company had $4.6 million of losses included in earnings during the nine months ended September 30, 2011 due to the other-than-temporary impairment charge of one asset in June 2011.  The Company had $4.5 million and $10.5 million of losses included in earnings during the three and nine months ended September 30, 2010, respectively, due to other-than-temporary impairment charges with respect to one and three assets during the three and nine months ended September 30, 2010. These losses are included in the consolidated statement of operations as net impairment losses recognized in earnings.

Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as nonrecurring Level 2.  For the Company’s CRE loans where there is no market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3.  The amount of nonrecurring fair value losses for impaired loans for the three and nine months ended September 30, 2011 was $442,000 and $6.0 million, respectively, as compared to $1.5 million and $31.1 million for the three and nine months ended September 30, 2010, respectively. The amount is included in the consolidated statements of income as provision for loan and lease losses.

Property available-for-sale, is estimated based on recent sales prices of prior sales of similar condominium units in the property and the appraised value of a similar condominium unit in the property less selling costs.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value, as follows (in thousands):

	Level 1		Level 2	Level 3	Total
September 30, 2011:
Assets:
Loans held for sale	$	−	$479	$12,964	$13,443
Impaired loans		−	226	−	226
Total assets at fair value	$	−	$705	$12,964	$13,669

December 31, 2010:
Assets:
Loans held for sale	$	−	$4,027	$24,566	$28,593
Impaired loans		−	250	132,777	133,027
Property available-for-sale		−	−	4,444	4,444
Equity		−	−	147	147
Total assets at fair value	$	−	$4,277	$161,934	$166,211
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
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

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (in thousands).

	September 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Loans held-for-investment	$1,654,020	$1,612,285	$1,443,271	$1,439,376
Loans receivable – related party	$16,494	$16,494	$9,927	$9,927
CDO notes payable	$1,389,259	$1,021,227	$1,397,880	$905,790
Junior subordinated notes	$50,587	$17,081	$50,354	$16,848

NOTE 17– INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

At September 30, 2011, the Company had 18 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 4.66% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $172.5 million at September 30, 2011.  The counterparties for the Company’s designated interest rate hedge contracts are Credit Suisse International and Wells Fargo Bank, National Association, with which the Company has master netting agreements.

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

The estimated fair value of the Company’s interest rate swaps was ($16.2) million and ($13.3) million as of September 30, 2011 and December 31, 2010, respectively.  The Company had aggregate unrealized losses of $17.4 million and $14.7 million on the interest rate swap agreements as of September 30, 2011 and December 31, 2010, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the September 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(Unaudited)

NOTE 17– INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS – (Continued)

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2011 and on the consolidated statement of income for the three and nine months ended September 30, 2011:

Fair Value of Derivative Instruments as of September 30, 2011
(in thousands)

Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value (1)
Interest rate swap contracts	$ 172,525	Derivatives, at fair value	$ (16,218)

		Accumulated other comprehensive loss	$ (16,218)

(1)	Negative values indicate a decrease to the associated balance sheet.

The Effect of Derivative Instruments on the Statement of Income for the
For the Three and Nine Months Ended September 30, 2011
(in thousands)

Liability Derivatives
	Notional Amount	Statement of Income Location	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
Three Months Ended September 30, 2011
Interest rate cap agreement	$ 14,841	Interest expense	$ −

Interest rate swap contracts	$ 172,525	Interest expense	$ 2,049

Nine Months Ended September 30, 2011
Interest rate cap agreement	$ 14,841	Interest expense	$ −

Interest rate swap contracts	$ 172,525	Interest expense	$ 6,357

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the unaudited consolidated financial statements, except for the following.

The Company received $5.4 million in proceeds from the issuance of 1,004,359 shares of common stock through the Company’s dividend reinvestment plan in November 2011.

On October 13, 2011, the Company closed Apidos CLO VIII, a $352.3 million transaction that provided financing for bank loans.  The investments held by Apidos CLO VIII collateralize $317.6 million of senior notes issued by the CLO vehicle.  The Company purchased a $15.0 million equity interest, representing 43% of the outstanding preference shares.  ACM entered into an agreement to manage the CLO (see Note 16).

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

Our operations continue to feel the impact of the problems affecting the commercial real estate industry particularly with respect to the real estate portfolio investments we made between 2005 and 2008 that are still held by us.  We refer to these investments as our legacy portfolio investments.  These problems have also affected a number of our commercial real estate borrowers and, with respect to 28 of our commercial real estate loans, caused us to enter into loan modifications or convert previous loan interest into owned real estate.  We have increased our allowance for loan and lease losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other-than-temporary impairments in the market valuation of the CMBS and other ABS in our investment portfolio.  While we believe we have appropriately valued the assets in our investment portfolio at September 30, 2011, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.

The events occurring in the credit markets have impacted our financing and investing strategies and, as a result, our ability to originate new investments and to grow.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio had largely disappeared until mid 2010.  During 2010, we began to see a loosening in the previously frozen credit markets and, in May 2010, we closed a new $120.0 million securitization on our equipment leasing portfolio.  In addition, in February 2011, we entered into a $100.0 million, two-year term facility with Wells Fargo Bank, National Association, to purchase CMBS.  In June 2011 we obtained a warehouse facility to finance the purchase of bank loans with Citibank N.A. through Apidos CLO VIII, Ltd, or Apidos CLO VIII.  More recently, we entered into a $10.0 million revolving credit facility with The Bancorp Bank.  We continue to engage in discussions with potential financing sources about providing commercial real estate term financing to augment and cautiously grow our loan origination platform.  We caution investors that even if credit through these markets becomes more available, we may not be able to obtain economically favorable terms.

(Back to Index)

(Back to Index)

Credit market and economic conditions during the past three years have also resulted in a significant number of loan modifications, particularly in our commercial real estate, or CRE loans.  Borrowers have experienced deterioration in the performance of the properties we have financed or delays in implementing their business plans.  In order to assist our borrowers in effectuating their business plans, including the leasing and repositioning of the underlying assets, we have been willing to enter into loan modifications that would adapt our financing to their particular situations.  The most common loan modifications have included term extensions and modest interest rate reductions through the lowering of London Interbank Offered Rate, or LIBOR, floors, offset by increased interest rate spreads over LIBOR.  In exchange for the loan modifications, we have received partial principal pay-downs, new equity investment commitments in the properties from the borrowers or their principals, additional fees and other structural improvements and credit enhancements to the loans.  Since the beginning of 2008 through September 30, 2011, we have modified 28 commercial real estate, or CRE, loans.  Management determined that two of these modifications were due to the financial distress of the borrower and, accordingly, qualified as a troubled-debt restructuring.  We expect that we may have more CRE loan modifications in the future.

As economic conditions improve and we cautiously access the credit markets on acceptable terms, our principal strategies are to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations and through the facilities provided by Wells Fargo Bank and Bancorp Bank.  The following is a summary of repayments we received on our consolidated CDOs during the nine months ended September 30, 2011:

●	$33.0 million of commercial real estate loan principal repayments;

●	$56.7 million of commercial real estate loan sale proceeds;

●	$312.5 million of bank loan principal repayments; and

●	$71.1 million of bank loan sale proceeds.

We have used recycled capital in our CRE CDO and bank loan CDO structures to make new investments at discounts to par.  As a result, we expect that the new investments will produce additional income as the discounts are accreted through interest income.  From the net discounts of approximately $13.9 million and $31.6 million, we expect to recognize income of approximately $3.2 million and $14.2 million in our CRE CDO and bank loan CDO portfolio, respectively, in 2011.

During 2010, we invested $5.0 million through Resource TRS, Inc. or Resource TRS, our taxable REIT subsidiary, in structured finance vehicles, principally CDO equity, which we have classified as trading securities.  Because of the success of that investment, we committed an additional $8.0 million to it in the March 2011 quarter.  Also, in January 2011, we discontinued directly investing in our lease receivable portfolio investments and, instead, made a preferred stock investment in LEAF Commercial Capital, Inc, or LCC, a recently formed equipment leasing enterprise and an indirect subsidiary of Resource America, through cash capital contributions and a contribution of our lease portfolio equity and debt interests.  In February 2011, we purchased a company that manages $1.9 billion of bank loan assets and are entitled to collect senior, subordinated and incentive management fees subject to a sub-management fee we pay to an affiliate of our Manager to whom we contracted the operational management of the bank loan assets.  Beginning in October 2010 through September 2011, we have underwritten 11 new CRE loans for a total of $125.0 million.  We also purchased 24 newly underwritten CMBS for $76.1 million in the nine months ended September 30, 2011 in conjunction with the Wells Fargo facility.  In addition, during the nine months ended September 30, 2011, through Apidos CLO VIII we purchased $15.0 million of bank loans provided by a warehouse facility from Citibank N.A.  Based upon these recent asset purchases and credit market events, we believe that we will be able to invest a significant portion of our available unrestricted and restricted cash balances and, as a result, increase our revenues in 2011.  Through the first nine months of 2011, we made significant progress to that end; we experienced an increase in our revenues of over $4.3 million or 22% for the three months ended September 30, 2011 versus the three months ended September 30, 2010, and a $17.1 million, or 35% increase for the nine months ended September 30, 2011 versus the nine months ended September 30, 2010.  During the fourth quarter of 2011, we expect to invest the majority of the remaining cash in our CRE CDOs, which stood at $13.8 million and $82.1 million ($95.9 million combined) in Resource Real Estate Funding CDO 2006-1, or RREF CDO 2006-1, and Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, respectively.  These expected new investments, at weighted average rates which we believe will range from 6% to 7%, should further increase our revenues since the cash accumulated from loan sales, payoffs and paydowns has earned only nominal returns in temporary overnight investments, which we discuss in interest income - other.

As of September 30, 2011, we had invested 65% of our portfolio in CRE assets, 30% in commercial finance, and 5% in other investments.  As of December 31, 2010, we had invested 77% of our portfolio in CRE assets, 21% in commercial finance, and 2% in other investments.

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

Results of Operations − Three and Nine Months Ended September 30, 2011 as compared to
Three and Nine Months Ended September 30, 2010

Our net income for the three and nine months ended September 30, 2011 was $14.9 million, or $0.20 per share (basic and diluted) and $37.3 million, or $0.55 per share-basic ($0.54 per share-diluted), respectively, as compared to net income of $14.1 million, or $0.27 per share (basic and diluted) and $28.8 million, or $0.64 per share (basic and diluted) for the three and nine months ended September 30, 2010, respectively.

Interest Income

The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	$10,992	4.65%	$907,340	$11,491	4.95%	$910,664
Commercial real estate loans	7,871	4.83%	$644,769	8,106	4.83%	$672,146
Total interest income from loans	18,863			19,597
Interest income from securities:
CMBS-private placement	2,363	5.72%	$163,177	2,620	7.26%	$144,379
Securities held-to-maturity	430	5.15%	$33,083	403	4.46%	$35,635
Other ABS	590	6.52%	$36,181	113	19.67%	$2,300
Total interest income from securities	3,383			3,136
Leasing	−	N/A	N/A	4,614	18.40%	$98,037
Interest income – other:
Preference payments on structured notes (1)	3,840	26.62%	$57,101	1,474	154.30%	$3,822
Temporary investment in over-night repurchase agreements	59	N/A	N/A	428	N/A	N/A
Total interest income − other	3,899			1,902
Total interest income	$26,145			$29,249

(1)	Yields on these quarterly payers reflect payments for full distribution periods and in some cases we owned the position for a portion of that period.

(Back to Index)

(Back to Index)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	$38,486	5.66%	$891,340	$31,784	4.60%	$910,758
Commercial real estate loans	22,218	4.56%	$637,585	25,301	4.73%	$704,173
Total interest income from loans	60,704			57,085
Interest income from securities:
CMBS-private placement	6,927	5.62%	$162,404	7,694	7.33%	$138,970
Securities held-to-maturity	1,173	4.79%	$32,450	1,058	3.81%	$35,796
Other ABS	998	4.56%	$29,206	153	8.87%	$2,300
Total interest income from securities	9,098			8,905
Leasing	−	N/A	N/A	6,777	17.65%	$49,857
Interest income – other:
Preference payments on structured notes (1)	6,602	18.74%	$46,976	1,590	55.47%	$3,823
Temporary investment in over-night repurchase agreements	232	N/A	N/A	1,061	N/A	N/A
Total interest income – other	6,834			2,651
Total interest income	$76,636			$75,418

(1)	Yields on these quarterly payers reflect payments for full distribution periods and in some cases we owned the position for a portion of that period.

(Back to Index)

(Back to Index)

The following table summarizes certain information relating to interest income for the periods indicated (in thousands, except percentages):

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization /Accretion	Interest Income	Fee Income		Total
Three Months Ended September 30, 2011:
Bank loans	3.76%	$(28,582)	$1,794	$8,966		$232	$10,992
Commercial real estate loans	4.73%	$(167)	7	7,832		32	7,871
Total interest income from loans			1,801	16,798		264	18,863
CMBS-private placement	3.89%	$(13,942)	731	1,632		−	2,363
Securities held-to-maturity	2.57%	$(3,051)	139	291		−	430
Other ABS			−	590		−	590
Total interest income from securities			870	2,513		−	3,383
Preference payments on structured notes			−	3,840		−	3,840
Other			−	59		−	59
Total interest income – other			−	3,899		−	3,899
Total interest income			$2,671	$23,210		$264	$26,145
Three Months Ended September 30, 2010:
Bank loans	3.35%	$(28,536)	$3,522	$7,969	$	−	$11,491
Commercial real estate loans	4.53%	$(170)	(2)	7,638		470	8,106
Total interest income from loans			3,520	15,607		470	19,597
CMBS-private placement	4.02%	$(28,149)	1,170	1,450		−	2,620
Securities held-to-maturity	2.52%	$(2,766)	114	289		−	403
Other ABS			−	113		−	113
Total interest income from securities			1,284	1,852		−	3,136
Leasing			−	4,614		−	4,614
Preference payments on structured notes			−	1,474		−	1,474
Other			−	88		340	428
Total interest income – other			−	1,562		340	1,902
Total interest income			$4,804	$23,635		$810	$29,249

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income		Total
Nine Months Ended September 30, 2011:
Bank loans	3.69%	$(28,582)	$11,517	$26,893		$76	$38,486
Commercial real estate loans	4.50%	$(167)	4	22,099		115	22,218
Total interest income from loans			11,521	48,992		191	60,704
CMBS-private placement	3.48%	$(13,942)	2,471	4,456		−	6,927
Securities held-to-maturity	2.60%	$(3,051)	377	796		−	1,173
Other ABS			−	998		−	998
Total interest income from securities			2,848	6,250		−	9,098
Preference payments on structured notes			−	6,602		−	6,602
Other			−	232		−	232
Total interest income – other			−	6,834		−	6,834
Total interest income			$14,369	$62,076		$191	$76,636
Nine Months Ended September 30, 2010:
Bank loans	3.18%	$(28,536)	$9,590	$22,194	$	−	$31,784
Commercial real estate loans	4.66%	$(170)	(13)	24,642		672	25,301
Total interest income from loans			9,577	46,836		672	57,085
CMBS-private placement	3.99%	$(28,149)	3,371	4,323		−	7,694
Securities held-to-maturity	2.43%	$(2,766)	311	747		−	1,058
Other ABS			−	153		−	153
Total interest income from securities			3,682	5,223		−	8,905
Leasing			−	6,777		−	6,777
Preference payments on structured notes			−	1,590		−	1,590
Other			−	271		790	1,061
Total interest income – other			−	1,861		790	2,651
Total interest income			$13,259	$60,697		$1,462	$75,418

Aggregate interest income decreased $3.1 million (11%) and increased $1.2 million (2%) to $26.1 million and $76.6 million for the three and nine months ended September 30, 2011, respectively from $29.2 million and $75.4 million for the three and nine months ended September 30, 2010, respectively.  We attribute these changes to the following:

Interest Income from Loans.  Aggregate interest income from loans decreased $734,000 (4%) and increased $3.6 million (6%) to $18.9 million and $60.7 million for the three and nine months ended September 30, 2011, respectively from $19.6 million and $57.1 million for the three and nine months ended September 30, 2010, respectively.

Bank loans generated $11.0 million and $38.5 million of interest income for the three and nine months ended September 30, 2011, respectively, as compared to $11.5 million and $31.8 million for the three and nine months ended September 30, 2010, respectively, a decrease of $499,000 (4%) and an increase of $6.7 million (21%), respectively.  There was a decrease in the weighted average balance of $644.8 million and $637.6 million for the three and nine months ended September 30, 2011, respectively as compared to $672.1 million and $704.2 million for the three and nine months ended September 30, 2010.

The decrease for the three months ended September 30, 2011 and the increase for the nine months ended September 30, 2011 resulted primarily from the changes in the weighted average yield primarily as a result of the timing of paydowns and payoffs which cause us to accelerate discounts into income.  The bank loan market had increased prepayment speeds beginning in the third quarter of 2010 which have slowed considerably since the second quarter of 2011. The decrease in accretion for the three months ended September 30, 2011 and was partially offset by an increase in the weighted average spread as a result of the change in the mix of assets.  This increase in weighted spread attributed to the increase in interest income for the nine months ended September 30, 2011.

(Back to Index)

(Back to Index)

CRE loans generated $7.9 million and $22.2 million of interest income for the three and nine months ended September 30, 2011, respectively, as compared to $8.1 million and $25.3 million for the three and nine months ended September 30, 2010, respectively, decreases of $235,000 (3%) and $3.1 million (12%), respectively.  These decreases are a result of the following:

●
the decrease for the three and nine months ended is primarily related to the decrease of $27.4 million and $66.6 million in weighted average balance to $644.8 million and $637.6 million for the three and nine months ended September 30, 2011, respectively from $672.1 million and $704.2 million for the three and nine months ended September 30, 2010, respectively as a result of the payoff and paydown of $35.7 million par of loans and sales of $73.6 million par value of loan from October 2010 through September 2011.  We began to reinvest this restricted cash beginning during the fourth quarter of 2010, with the majority of it being reinvested during the second and third quarter of 2011; and

●
a decrease in the weighted average yield for the three months ended September 30, 2011 as a result of lower yields on new investments as compared to the investments that had paid down and paid off.  This decrease was partially offset for the nine months ended September 30, 2011 as a result of unrecoverable interest on the mezzanine tranche of an impaired loan.

Interest Income from Securities.  Aggregate interest income from securities increased $247,000 (8%) and $193,000 (2%) to $3.4 million and $9.1 million for the three and nine months ended September 30, 2011, respectively, from $3.1 million and $8.9 million for the three and nine months ended September 30, 2010, respectively.  The changes in interest income from securities resulted principally from the following:

Interest income from other ABS increased $477,000 (422%) and $845,000 (552%) to $590,000 and $998,000 for the three and nine months ended September 30, 2011, respectively, from $113,000 and $153,000 for the three and nine months ended September 30, 2010, respectively.  Interest income from other ABS resulted principally from residential mortgage-backed securities, or RMBS, positions purchased as part of our trading portfolio beginning in the fourth quarter of 2010.

The increase in interest income from other ABS was partially offset by a decrease in interest income from CMBS-private placement which decreased $257,000 (10%) and $767,000 (10%) to $2.4 million and $6.9 million for the three and nine months ended September 30, 2011, respectively, from $2.6 million and $7.7 million for the three and nine months ended September 30, 2010, respectively.  We attribute the decrease to a decrease in the weighted average yield to 5.72% and 5.62% for the three and nine months ended September 30, 2011, respectively, from 7.26% and 7.33% for the three and nine months ended September 30, 2010, respectively, primarily as a result of a decrease of $423,000 and $880,000 in accretion income to $747,000 and $2.6 million during the three and nine months ended September 30, 2011, respectively, from $1.2 million and $3.4 million, respectively during the three and nine months ended September 30, 2010.  The decrease in accretion income resulted from the impairment of $34.0 million of CMBS, at par, and with associated discounts of $2.1 million during the last quarter of 2009 through the second quarter of 2011 and the elimination of accretion of those discounts into income.  We no longer recognize discount accretion after we recognize impairment on securities.

The decrease in weighted average yield was partially offset by an increase in the weighted average balance of assets of $18.8 million and $23.4 million to $163.2 million and $162.4 million for the three and nine months ended September 30, 2011, respectively, from $144.4 million and $139.0 million for the three and nine months ended September 30, 2010, respectively principally as a result of the purchase of $98.4 million par value of assets during the nine months ended September 30, 2011, and during the last half of the year ended December 31, 2010.  These purchases were partially offset by the impairment and subsequent non-payment of $42.1 million par value of assets during the fourth quarter of 2009 through the second quarter of 2011.

Interest Income – Leasing.  Our equipment leasing portfolio generated $4.6 million and $6.8 million of interest income for the three and nine months ended September 30, 2010, respectively.  There was no such income for the three and nine months ended September 30, 2011 as a result the transfer of our leasing portfolio into LCC as part of our preferred equity investment in LCC.  Our restructured investment in LCC, however, generated dividend income, as discussed in “- Other Revenue.”

Interest Income – Other. Aggregate interest income-other increased $2.0 million (105%) and $4.2 million (158%) to $3.9 million and $6.8 million for the three and nine months ended September 30, 2011, respectively, as compared to $1.9 million and $2.7 million for the three and nine months ended September 30, 2010, respectively, as a result of the following:

Interest income from preference payments on structured notes generated $3.8 million and $6.6 million for the three and nine months ended September 30, 2011, respectively, as compared to $1.5 million and 1.6 million for the three and nine months ended September 30, 2010, respectively.  These payments, which are related to our trading portfolio program with Resource Capital Markets, vary from period to period and are based on cash flows from the underlying assets rather than on a contractual interest rate.

(Back to Index)

(Back to Index)

Interest Expense − Three and Nine Months Ended September 30, 2011 as compared to
Three and Nine Months Ended September 30, 2010

The following table sets forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$2,340	0.99%	$933,021	$2,651	1.15%	$906,000
Commercial real estate loans	1,580	1.24%	$500,543	1,941	1.49%	$521,576
CMBS–private placement	175	2.45%	$27,256	−	N/A	N/A
Leasing	−	N/A	N/A	2,443	8.86%	$107,875
Hedging instruments	2,049	5.05%	$153,577	2,125	4.88%	$167,174
General	1,031	7.91%	$50,000	929	7.02%	$50,000
Total interest expense	$7,175			$10,089

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$6,913	1.00%	$915,106	$7,185	1.05%	$906,000
Commercial real estate loans	4,706	1.24%	$502,669	6,271	1.53%	$552,183
CMBS–private placement	385	2.78%	$18,181	−	N/A	N/A
Leasing	−	N/A	N/A	3,463	8.80%	$51,889
Hedging instruments	6,357	5.07%	$162,462	7,294	4.89%	$186,827
General	2,809	7.22%	$50,000	2,742	7.21%	$50,000
Total interest expense	$21,170			$26,955

Aggregate interest expense decreased $2.9 million (29%) and $5.8 million (21%) to $7.2 million and $21.2 million for the three and nine months ended September 30, 2011, respectively, from $10.1 million and $27.0 million, respectively, for the three and nine months ended September 30, 2010, respectively.  We attribute this decrease to the following:

Interest expense on bank loans was $2.3 million and $6.9 million for the three and nine months ended September 30, 2011, respectively, as compared to $2.7 million and $7.2 million for the three and nine months ended September 30, 2010, respectively, decreases of $311,000 (12%) and $272,000 million (4%), respectively.  These decreases resulted primarily from a decrease in the weighted average yield on this debt to 0.99% and 1.00% for the three and nine months ended September 30, 2011, respectively, from 1.15% and 1.05% for the three and nine months ended September 30, 2010, respectively, primarily due to decreases in LIBOR floors, which is a reference index for the rates payable on most of this debt.  This decrease was partially offset by an increase in the weighted average balance of the related financings of $27.0 million and $9.1 million to $933.0 million and $915.1 million for the three and nine months ended September 30, 2011, respectively, as compared to $906.0 million and $906.0 million for the three and nine months ended September 30, 2010, respectively, due to the financing of assets on our warehouse line for a new CLO which closed in October 2011.

Interest expense on commercial real estate loans was $1.6 million and $4.7 million for the three and nine months ended September 30, 2011, respectively, as compared to $1.9 million and $6.3 million for the three and nine months ended September 30, 2010, respectively, decreases of $361,000 (19%) and $1.6 million (25%), respectively.  These decreases resulted primarily from a decrease in the weighted average yield due to decreased amortization of financing costs as a result of fewer note repurchases during the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010.  In addition, there was a decrease in the weighted average balance of the related financings of $21.0 million and $49.5 million to $500.5 million and $502.7 million for the three and nine months ended September 30, 2011, respectively, as compared to $521.6 million and $552.2 million for the three and nine months ended September 30, 2010, respectively, primarily due to the repurchase of $91.4 million of CDO notes in 2010 and $10.0 million of CDO notes in 2011.

(Back to Index)

(Back to Index)

Interest expense on leasing was $2.4 million and $3.5 million for the three and nine months ended September 30, 2010, respectively.  There was no such expense for the three and nine months ended September 30, 2011 as a result the transfer of our leasing portfolio into LCC as a preferred equity investment and the simultaneous transfer of the related debt to Resource America.

Interest expense on hedging instruments decreased $76,000 (4%) and $937,000 (13%) to $2.0 million and $6.4 million for the three and nine months ended September 30, 2011, respectively, as compared to $2.1 million and $7.3 million for the three and nine months ended September 30, 2010, respectively.  The decrease in the hedging expense is due to a change in the composition of swaps we held on our books during the three and nine months ended September 30, 2011 as compared to 2010 as a result of the maturities of hedges related to our CRE portfolio in 2010 and the purchase of new hedges relating to securities we purchased using the Wells Fargo repurchase facility during 2011.

Other Revenue

The following table sets forth information relating to our other revenue incurred for the periods presented (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010		2011	2010
Other revenue:
Rental income	$1,592	$	−	$1,772	$	−
Dividend income	926		−	2,453		−
Fee income	1,960		−	5,859		−
Total other revenue	$4,478	$	−	$10,084	$	−

Rental income was $1.6 million and $1.8 million for the three and nine months ended September 30, 2011 which is related to our property available-for-sale which we acquired in September 2010 and our investments in real estate which we acquired in June 2011 and September 2011.

We received dividend income of $926,000 and $2.5 million for the three and nine months ended September 30, 2011, respectively, from our January 2011 investment in LCC.  There was no such investment at September 30, 2010.

We generated fee income of $2.0 million and $5.9 million for the three and nine months ended September 30, 2011, respectively, which is related to our February 2011 acquisition of a company that manages bank loan assets that entitles us to collect senior, subordinated, and incentive fees related to five collateralized loan obligation issuers, or CLOs. We had no such investment or income at September 30, 2010.

Non-Investment Expenses

The following table sets forth information relating to our non-investment expenses incurred for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Non-investment expenses:
Management fees – related party	$3,136	$4,405	$8,622	$9,845
Equity compensation – related party	316	544	1,399	1,463
Professional services	624	491	2,532	2,186
Insurance	161	184	497	576
Rental operating expense	1,057	−	1,369	−
Depreciation on operating leases	−	1,658	−	2,343
General and administrative	1,281	721	3,220	2,232
Depreciation and amortization	1,856	−	2,865	−
Income tax expense	1,289	4,068	4,269	5,305
Total non-investment expenses	$9,720	$12,071	$24,773	$23,950

(Back to Index)

(Back to Index)

Management fees – related party decreased $1.3 million (29%) and $1.2 million (12%) to $3.1 million and $8.6 million for the three and nine months ended September 30, 2011, respectively, as compared to $4.4 million and $9.8 million for the three and nine months ended September 30, 2010, respectively.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio.  The changes are described below:

●
Base management fees increased by $369,000 (26%) and $1.3 million (32%) to $1.8 million and $5.2 million for the three and nine months ended September 30, 2011, respectively, as compared to $1.4 million and $3.9 million for the three and nine months ended September 30, 2010, respectively.  These increases were due to increased stockholders’ equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $142.9 million of net proceeds from the sales of common stock through our Dividend Reinvestment and Stock Purchase Plan, or DRIP, during the year ended December 31, 2010 and the nine months ended September 30, 2011 as well as the receipt of $92.9 million from the proceeds of our May 2010 and March 2011 common stock offerings.

●
Incentive management fees decreased $2.1 million (69%) and $4.2 million (71%) to $915,000 and $1.7 million for the three and nine months ended September 30, 2011, respectively from $3.0 million and $5.9 million for the three and nine months ended September 30, 2010, respectively.  The fees for the three and nine months ended September 30, 2010 were driven by $6.3 million and $29.3 million, respectively of gains on the extinguishment of debt as compared to $3.9 million of gains on the extinguishment for the three and nine months ended September 30, 2011.

●
Management fees also include incentive fees of $418,000 and $1.7 million for the three and nine months ended September 30, 2011, respectively, related to our structured finance manager.  There was no such portfolio or related fees for the three and nine months ended September 30, 2010.

Equity compensation – related party decreased $228,000 (42%) and $64,000 (4%) to $316,000 and $1.4 million for the three and nine months ended September 30, 2011, respectively, as compared to $544,000 and $1.5 million for the three and nine months ended September 30, 2010, respectively.  These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America who provide investment management services to us through our Manager.  The decrease in expense was primarily the result of our quarterly remeasurement of the value of unvested stock.  This decrease was partially offset by the issuance of new grants during 2011.

Professional services increased $133,000 (27%) and $346,000 (16%) to $624,000 and $2.5 million for the three and nine months ended September 30, 2011, respectively, as compared to $491,000 and $2.2 million for the three and nine months ended September 30, 2010, respectively, as a result of an increase of $105,000 and $260,000 in legal fees for the three and nine months ended, respectively, primarily from legal services related to the CRE portfolio.

Rental operating expense was $1.1 million and $1.4 million for the three and nine months ended September 30, 2011, respectively, and is related to property available-for-sale and investments in real estate.  There were no such assets at September 30, 2010 and therefore no such expense for the three and nine months ended September 30, 2010.

General and administrative expense increased $560,000 (78%) and $988,000 (44%) to $1.3 million and $3.2 million for the three and nine months ended September 30, 2011, respectively, from $721,000 and $2.2 million for the three and nine months ended September 30, 2010, respectively.  These increases are a result of the following:

●	Increases of $283,000 for the three and nine months ended September 30, 2011 related to transaction costs in connection with our acquisition of an investment in real estate in September 2011

●	Increases of $56,000 and $83,000 for the three and nine months ended September 30, 2011 related to franchise taxes related to our real estate joint venture;

●	Increases of $93,000 for the three and nine months ended September 30, 2011 primarily related to printing and mailing for our proxy; and

●
An increase of $152,000 for the nine months ended September 30, 2011 related to our agreement to reimburse Resource America for the wages, salary and benefits of our Chairman, our Chief Financial Officer, several accounting professionals, and 50% of the salary and benefits of a director of investor relations.

Depreciation on operating leases was $1.7 million and $2.3 million for the three and nine months ended September 30, 2010.  There was no such expense for the three and nine months ended September 30, 2011.  The expense relates to the depreciation of the assets in the leasing securitization we acquired in May 2010 which were then converted to a preferred equity investment in LCC in January 2011.

Depreciation and amortization was $1.9 million and $2.9 million for the three and nine months ended September 30, 2011, respectively, and is related to our acquisition of RCAM in February 2011 and our acquisitions of real estate in the second and third quarters of 2011.  There were no such investments at September 30, 2010.

(Back to Index)

(Back to Index)

Income tax expense decreased $2.8 million (68%) and $1.0 million (20%) to $1.3 million and $4.3 million for the three and nine months ended September 30, 2011, respectively, as compared to $4.1 million and $5.3 million for the three and nine months ended September 30, 2010, respectively, primarily due to decreased profits in our trading portfolio and fee income from our bank loan management acquisition in February 2011.

Other (Expense) Income

The following table sets forth information relating to our other (expense) income incurred for the periods presented (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011		2010	2011	2010
Net impairment losses recognized in earnings	$	−	$(4,456)	$(4,649)	$(10,514)
Net realized gain on investment securities available-for-sale and loans		591	1,171	4,443	1,507
Net realized and unrealized gain on investment securities, trading		(1,861)	7,215	1,418	9,743
Provision for loan and lease losses		(1,198)	(3,095)	(7,917)	(26,363)
Gain on the extinguishment of debt		3,875	6,250	3,875	29,285
Other (expense) income		(191)	(121)	(642)	650
Total		$1,216	$6,964	$(3,472)	$4,308

Net impairment losses recognized in earnings decreased $4.5 million and $5.9 million to $0 and a loss of $4.7 million for the three and nine months ended September 30, 2011, respectively, from losses of $4.5 million and $10.5 million for the three and nine months ended September 30, 2010, respectively.  Losses for the nine months ended September 30, 2011 relate to impairment charges taken on two CMBS positions during the period.  Losses for the three and nine months ended September 30, 2010 relate to impairment charges taken on two CMBS positions during the three months ended September 30, 2010 and impairment charges taken on two CMBS positions during the first six months of 2010.  We had no such impairments for the three months ended September 30, 2011.

Net realized gain/(loss) on investment securities available-for-sale and loans decreased $580,000 (50%) and increased $2.9 million (195%) to $591,000 and $4.4 million for the three and nine months ended September 30, 2011, respectively, from $1.2 million and $1.5 million for the three and nine months ended September 30, 2010, respectively.  The decrease for the three months ended is the result of $1.2 million of gains on the sale of CMBS during the three months ended September 30, 2010.  There were no such gains during the three months ended September 30, 2011.  This decrease in gains on sales of CMBS was partially offset by increased gains of $608,000 during the three months ended September 30, 2011 on the sale of bank loans.  The increase for the nine months ended September 30, 2011 is primarily the result of increased gains from sales of investments in our CMBS portfolio during the nine months ended September 30, 2011 of $2.3 million as well as increased gains from sales of bank loans of $610,000 during the nine months ended September 30, 2011.

Net realized and unrealized gain on investment securities, trading decreased $9.1 million (126%) and $8.3 million (85%) to a loss of $1.9 million and a gain of $1.4 million for three and nine months ended September 30, 2011, respectively, from gains of $7.2 million and $9.7 million for the three and nine months ended September 30, 2010, respectively.  The decrease in gains is the result of fewer sales of structured finance securities as well as unrealized losses on the positions we still hold due to a decline in market value.

Our provision for loan and lease losses decreased $1.9 million (61%) and $18.4 million (70%) to $1.2 million and $7.9 million for the three and nine months ended September 30, 2011, respectively, as compared to $3.1 million and $26.4 million for the three and nine months ended September 30, 2010, respectively.

The following table summarizes information relating to our provision for loan and lease losses for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
CRE loan portfolio	$410	$3,265	$5,623	$27,294
Bank loan portfolio	788	(170)	2,294	(1,183)
Lease receivables	−	−	−	251
Total	$1,198	$3,095	$7,917	$26,362

(Back to Index)

(Back to Index)

The principal reason for the decrease from the three and nine months ended September 30, 2010 was improved credit conditions for the borrowers in our CRE portfolio where we have seen a reduction in the magnitude of impaired and defaulted loans.  We had eight positions for which we took a provision during the nine months ended September 30, 2010.  The positions had a total par value of $64.1 million and were written down to $28.7 million for a weighted average write-down percentage of 30.9% of par.  For the nine months ended September 30, 2011, we had four positions for which we took provisions.  The positions had a total par value of $55.7 million and were written down to $50.5 million for a weighted average write down percentage of 9.5% of par.

Gain on the extinguishment of debt was $3.9 million for the three and nine months ended September 30, 2011, respectively and is due to the buyback of a portion of the debt issued by RREF CDO 2006-1 and RREF CDO 2007-1 during the period.  The notes, issued at par, were bought back as an investment by us at a weighted average price of 62.3%.  Gain on the extinguishment of debt was $6.3 million and $29.3 million for the three and nine months ended September 30, 2010, respectively and is due to the buyback of a portion of the debt issued by RREF CDO 2006-1 and RREF CDO 2007-1 during the period.  The notes, issued at par, were bought back as an investment by us at a weighted average price of 67.3%.  The related deferred debt issuance costs were immaterial.

Other (expense) income increased $70,000 (58%) and $1.3 million (199%) to expenses of $191,000 and $642,000 for the three and nine months ended September 30, 2011, respectively, as compared to an expense of $121,000 and income of $650,000 for the three and nine months ended September 30, 2010, respectively.  The increase in expense for the nine months ended September 30, 2011 is primarily the result of a gain of $753,000 from the sale of a property in May 2010 by a real estate joint venture in which we have invested.  There were no such gains during the nine months ended September 30, 2011.

Financial Condition

Summary.  Our total assets at September 30, 2011 were $2.2 billion, as compared to $1.9 billion at December 31, 2010.  As of September 30, 2011, we held $28.9 million of unrestricted cash and cash equivalents.

Investment Portfolio.  The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of September 30, 2011 and December 31, 2010, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related fair value, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related fair value, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

(Back to Index)

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
September 30, 2011
Floating rate
RMBS	$7,105	19.77%	$6,219	17.31%	$(886)	-2.46%
CMBS-private placement	29,816	100.0%	9,460	31.73%	(20,356)	-68.27%
Structured notes	24,039	38.99%	28,084	45.56%	4,045	6.57%
Other ABS	−	−%	23	0.28%	23	0.28%
Mezzanine loans (1)	63,903	99.97%	62,844	98.31%	(1,059)	-1.66%
Whole loans (1)	504,849	99.82%	482,766	95.46%	(22,083)	-4.36%
Bank loans (2)	1,072,530	97.39%	1,026,672	93.22%	(45,858)	-4.17%
Loans held for sale (3)	479	96.77%	479	96.77%	−	−%
ABS held-to-maturity (4)	31,214	91.10%	25,609	74.74%	(5,605)	-16.36%
Total floating rate	1,733,935	94.15%	1,642,156	89.17%	(91,779)	-4.98%
Fixed rate
CMBS – private placement	107,187	67.08%	99,908	62.52%	(7,279)	-4.56%
B notes (1)	16,463	99.10%	16,190	97.45%	(273)	-1.65%
Mezzanine loans (1)	13,987	100.37%	12,288	88.17%	(1,699)	-12.20%
Whole loans (1)	10,902	98.71%	10,904	98.73%	2	.02%
Loans held for sale	12,964	100.00%	12,964	100.00%	−	−%
Preferred stock and warrants	36,741	100.00%	36,741	100.00%	−	−%
Total fixed rate	198,244	78.95%	188,995	75.27%	(9,249)	-3.68%
Grand total	$1,932,179	92.33%	$1,831,151	87.51%	$(101,028)	-4.82%
December 31, 2010
Floating rate
CMBS-private placement	$31,127	100.00%	$9,569	30.74%	$(21,558)	-69.26%
Structured notes	7,984	34.09%	17,723	75.67%	9,739	41.58%
Other ABS	−	−%	22	0.26%	22	0.26%
B notes (1)	26,485	99.94%	26,071	98.38%	(414)	-1.56%
Mezzanine loans (1)	83,699	100.00%	82,680	98.78%	(1,019)	-1.22%
Whole loans (1)	441,372	99.92%	419,207	94.91%	(22,165)	-5.01%
Bank loans (2)	856,436	96.99%	850,500	96.32%	(5,936)	-0.67%
Loans held for sale (3)	13,593	55.92%	13,593	55.92%	−	−%
ABS held-to-maturity (4)	29,036	91.08%	25,941	81.37%	(3,095)	-9.71%
Total floating rate	1,489,732	95.86%	1,445,306	93.01%	(44,426)	-2.85%
Fixed rate
CMBS – private placement	52,097	48.30%	54,369	50.41%	2,272	2.11%
B notes (1)	30,966	99.53%	30,482	97.97%	(484)	-1.56%
Mezzanine loans (1)	38,545	100.23%	31,012	80.64%	(7,533)	-19.59%
Loans held for sale (3)	15,000	75.00%	15,000	75.00%	−	−%
Lease receivables (5)	109,682	100.00%	109,612	99.94%	(70)	-0.06%
Total fixed rate	246,290	80.20%	240,475	78.30%	(5,815)	-1.90%
Grand total	$1,736,022	93.28%	$1,685,781	90.58%	$(50,241)	-2.70%

(1)
Net carrying amount includes an allowance for loan losses of $25.1 million at September 30, 2011, allocated as follows:  B notes ($273,000), mezzanine loans ($2.7 million) and whole loans ($22.1 million).  Net carrying amount includes an allowance for loan losses of $31.6 million at December 31, 2010, allocated as follows:  B notes ($899,000), mezzanine loans ($8.5 million) and whole loans ($22.2 million).

(2)
The bank loan portfolio is carried at amortized cost less allowance for loan loss and was $1,069.0 million and $853.8 million at September 30, 2011 and December 31, 2010, respectively.  The amount disclosed represents net realizable value at September 30, 2011 and December 31, 2010 which includes a $3.5 million and $2.6 million allowance for loan losses, respectively.

(3)	Loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.

(4)	ABS held-to-maturity are carried at amortized cost less other-than-temporary impairments.

(5)	Net carrying amount includes a $70,000 allowance for lease receivable losses at December 31, 2010.

(Back to Index)

(Back to Index)

In the aggregate, we purchased our CMBS-private placement portfolio at a discount.  At September 30, 2011 and December 31, 2010, the remaining discount to be accreted into income over the remaining lives of the securities was $13.9 million and $16.6 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

During the nine months ended September 30, 2011, we recognized a $4.6 million other-than-temporary impairment on one position that supported our CMBS investments bringing the fair value to $250,000.  There was no other-than-temporary impairment during the three months ended September 30, 2011.  During the three and nine months ended September 30, 2010, we recognized $4.5 million and $10.5 million of other-than-temporary impairments on one and three positions, respectively, that supported our CMBS investments bringing the combined fair value to $470,000.  The assumed default of these collateral positions in our cash flow model yielded a value of less than full recovery of our cost basis.  The net impairment losses were recognized in earnings in the consolidated statements of operations.  All of our other-than-temporary impairment losses are related to credit losses.

The following table summarizes our CMBS investments (in thousands, except percentages):

			During Nine Months Ended September 30, 2011
	Fair Value at December 31,		Net	Upgrades/		Mark to Market Change on	Fair Value at September 30,
	2010		Purchases	Downgrades		Same Ratings	2011
Moody’s Ratings Category:
Aaa	$	−	$22,483	$	−	$3,504	$25,987
Aa1 through Aa3		4,493	3,902		−	(4,493)	3,902
A1 through A3		18,570	−		−	(7,963)	10,607
Baa1 through Baa3		28,660	3,701		−	(6,915)	25,446
Ba1 through Ba3		1,480	−		−	1,120	2,600
B1 through B3		517	−		−	(517)	−
Caa1 through Caa3		6,739	−		(1,007)	2,098	7,830
Ca through C		3,479	−		(2,229)	1,497	2,747
Non-Rated		−	−		−	30,249	30,249
Total		$63,938	$30,086		$(3,236)	$18,580	$109,368

S&P Ratings Category:
AAA	$	−	$16,405	$	−	$18,202	$34,607
A+ through A-		9,562	−		−	(3,684)	5,878
BBB+ through BBB-		36,385	7,602		−	(21,337)	22,650
BB+ through BB-		7,690	−		(6,640)	15,049	16,099
B+ through B-		−	−		−	2,590	2,590
CCC+ through CCC-		10,220	−		−	(2,722)	7,498
D		81	−		(300)	619	400
Non-Rated		−	6,078		−	13,568	19,646
Total		$63,938	$30,085		$(6,940)	$22,285	$109,368

Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
September 30, 2011:
Structured notes	$24,039	$5,283		$(1,238)	$28,084
Residential mortgage-backed securities, or RMBS	7,105	221		(1,107)	6,219
Total	$31,144	$5,504		$(2,345)	$34,303

December 31, 2010:
Structured notes	$7,984	$9,739	$	−	$17,723
Total	$7,984	$9,739	$	−	$17,723

We purchased 23 securities and sold 11 securities during the nine months ended September 30, 2011, for a net realized gain of $8.0 million.  We held 23 and 11 investment securities, trading as of September 30, 2011 and December 31, 2010, respectively.

(Back to Index)

(Back to Index)

Other Asset-Backed Securities.  At September 30, 2011 and December 31, 2010, we held two other ABS positions with a fair value of $23,000.  These securities are classified as available-for-sale and carried at fair value.

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (4)
September 30, 2011:
Whole loans, floating rate (1) (2) (5)	30	$504,847	LIBOR plus 2.50% to LIBOR plus 5.75%	December 2011 to September 2018
Whole loans, fixed rate	2	10,904	10.00% to 14.00%	June 2012 to May 2018
B notes, fixed rate (6)	2	29,427	7.00% to 8.68%	April 2016
Mezzanine loans, floating rate	4	63,903	LIBOR plus 2.50% to LIBOR plus 7.45%	December 2011 to January 2013
Mezzanine loans, fixed rate	2	13,987	9.01% to 11.00%	January 2016 to September 2016
Total (3)	40	$623,068

December 31, 2010:
Whole loans, floating rate (1)	25	$441,372	LIBOR plus 1.50% to LIBOR plus 5.75%	May 2011 to January 2018
B notes, floating rate	2	26,485	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2011 to October 2011
B notes, fixed rate(6)	2	30,966	7.00% to 8.68%	July 2011 to April 2016
Mezzanine loans, floating rate	6	93,266	LIBOR plus 2.15% to LIBOR plus 3.00%	May 2011 to January 2013
Mezzanine loans, fixed rate (2)	5	53,545	8.14% to 11.00%	January 2016 to September 2016
Total (3)	40	$645,634

(1)
Whole loans had $6.2 million and $5.0 million in unfunded loan commitments as of September 30, 2011 and December 31, 2010, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)
Floating rate whole loans include a mezzanine portion of a whole loan that matured in June 2011 and is currently in default as of September 30, 2011.  Fixed rate mezzanine loan dates exclude a loan that matured in May 2010 and is in default and has been on non-accrual status as of December 31, 2010.  This loan was written-off as of March 31, 2011.

(3)	The total does not include an allowance for loan losses of $25.1 million and $31.6 million recorded as of September 30, 2011 and December 31, 2010, respectively.

(4)	Maturity dates do not include possible extension options that may be available to the borrowers.

(5)	Floating rate whole loans includes a $2.0 mezzanine portion of a whole loan that has a fixed rate of 15.0% as of September 30, 2011.

(6)	A fixed rate B note with a fair value of $13.0 million which matured in July 2011 and is in the process of being sold and is expected to close in November 2011.

In September 2011, we entered into a sale agreement, which we expect will close in mid November 2011 for a commercial real estate loan with a fair value of $13.0 million which is secured by a two-building office campus in Indianapolis, IN.  We classified this loan as a loan held for sale as of September 30, 2011.

(Back to Index)

(Back to Index)

Bank Loans.  At September 30, 2011, we held a total of $1.0 billion of bank loans at fair value through Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CDO VIII.  All of the CDOs secure the debt issued by these entities.  This is an increase of $172.6 million over our holdings at December 31, 2010.  This increase in total bank loans was principally due to the acquisition of $193.3 million par value of bank loans through the Apidos CLO VIII warehouse facility and the closing of Apidos CLO VIII in October 2011.  We own 100% of the equity issued by Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CLO VIII which we have determined are VIEs of which we are the primary beneficiary.  As a result, we consolidate Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CLO VIII.

The following table summarizes our bank loan investments (in thousands):

	September 30, 2011		December 31, 2010
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Baa1 through Baa3	$45,702	$45,202	$27,262	$27,517
Ba1 through Ba3	601,786	588,916	432,153	437,801
B1 through B3	391,621	372,301	351,147	347,755
Caa1 through Caa3	22,381	15,714	20,879	16,690
Ca	9,203	3,236	7,062	2,858
No rating provided	2,316	1,782	21,960	21,906
Total	$1,073,009	$1,027,151	$860,463	$854,527
S&P ratings category:
BBB+ through BBB-	$109,218	$108,618	$54,560	$55,078
BB+ through BB-	481,423	468,897	373,971	379,074
B+ through B-	422,849	403,698	360,581	358,504
CCC+ through CCC-	35,437	23,046	29,707	22,171
CC+ through CC-	787	497	1,633	1,280
C+ through C-	1,050	706	−	−
D	−	−	1,050	431
No rating provided	22,245	21,689	38,961	37,989
Total	$1,073,009	$1,027,151	$860,463	$854,527
Weighted average rating factor	1,987		2,061

Asset-backed securities held-to-maturity.  At September 30, 2011, we held a total of $25.6 million of ABS held-to-maturity at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  This is a decrease of $332,000 over our holdings at December 31, 2010.  The decrease in total ABS held-to-maturity was principally due to the decreased market prices. The decrease was partially offset by the purchase of $2.5 million par value of securities during the nine months ended September 30, 2011.

(Back to Index)

(Back to Index)

The following table summarizes our ABS held-to-maturity, at cost (in thousands):

	September 30, 2011		December 31, 2010
	Amortized cost	Fair Value	Amortized cost		Fair Value
Moody’s ratings category:
Aaa	$8,241	$7,997	$	−	$	−
Aa1 through Aa3	1,056	977		2,766		3,025
A1 through A3	6,123	5,934		7,625		8,117
Baa1 through Baa3	1,040	964		1,950		1,950
Ba1 through Ba3	4,672	3,274		2,503		2,338
B1 through B3	4,629	3,116		4,998		3,881
Caa1 through Caa3	5,453	3,347		9,194		6,630
Total	$31,214	$25,609		$29,036		$25,941

S&P ratings category:
AA+ through AA-	$8,097	$7,834		$5,099		$5,437
A+ through A-	5,198	5,055		5,292		5,705
BBB+ through BBB-	656	600		3,516		3,479
BB+ through BB-	4,535	3,106		3,062		2,765
B+ through B-	7,264	5,391		−		−
CCC+ through CCC-	5,464	3,623		−		−
No rating provided	−	−		12,067		8,555
Total	$31,214	$25,609		$29,036		$25,941
Weighted average rating factor	1,948			3,105

The following table provides information as to the lien status of our bank loans.  All except $850,000 first lien loans at December 31, 2010 are held by the indicated CDOs, which we consolidate (in thousands):

	Amortized Cost (1)
	Apidos I	Apidos III	Apidos Cinco	Apidos VIII		Total
September 30, 2011:
Loans held for investment:
First lien loans	$310,906	$249,619	$310,087		$182,835	$1,053,447
Second lien loans	5,619	5,754	7,063		−	18,436
Subordinated second lien loans	163	122	−		−	285
Defaulted second lien loans	−	−	362		−	362
Total	316,688	255,495	317,512		182,835	1,072,530
First lien loans held for sale at fair value	−	479	−		−	479
Total	$316,688	$255,974	$317,512		$182,835	$1,073,009

December 31, 2010:
Loans held for investment:
First lien loans	$288,163	$236,142	$296,208	$	−	$820,513
Second lien loans	12,902	10,011	11,513		−	34,426
Subordinated second lien loans	163	122	−		−	285
Defaulted second lien loans	−	−	362		−	362
Total	301,228	246,275	308,083		−	855,586
First lien loans held for sale at fair value	2,822	−	1,205		−	4,027
Total	$304,050	$246,275	$309,288	$	−	$859,613

(1)	All loans are senior and secured unless otherwise noted.

(Back to Index)

(Back to Index)

Lease Receivables.  Investments in lease receivables, net of unearned income, were as follows (in thousands):

	September 30,		December 31,
	2011		2010
Leases, net of unearned income	$	−	$75,908
Operating leases		−	17,900
Notes receivable		−	15,874
Subtotal		−	109,682
Allowance for lease losses		−	(70)
Total	$	−	$109,612

On January 4, 2011, our wholly-owned subsidiary, Resource TRS, acquired an interest in LCC, a newly-formed equipment financing subsidiary of LEAF Financial Corporation, or LEAF Financial, a subsidiary of Resource America.  Resource TRS contributed initial capital of approximately $26.2 million to LCC in the form of approximately $5.2 million in cash, and all of its interest in LEAF Receivables Funding 3, a wholly-owned subsidiary of Resource TRS, which held a portfolio of equipment, equipment leases and notes.  As part of the transaction, LEAF Financial contributed its assets relating to its equipment lease and note origination, servicing and finance business to LCC.  Also, senior management personnel of LEAF Financial, or collectively, the Management Parties, contributed capital to LCC in the form of all of the shares of common stock they owned in LEAF Financial in exchange for 10% of the shares of LCC common stock on a fully-diluted basis.  The foregoing capital investments in LCC were made pursuant to a Transfer and Contribution Agreement among the registrant, LEAF Financial, LCC, Resource TRS and the Management Parties, or the TCA.  This transaction resulted in the deconsolidation of our leasing investments.

Pursuant to the TCA, in return for Resource TRS’s capital investments, LCC issued to Resource TRS 2,626,783 shares of LCC Series A preferred stock and warrants to purchase 4,800 shares of LCC common stock for an exercise price of $0.01 per share.  LCC exercised its rights under the share purchase agreement during the nine months ended September 30, 2011 and we acquired the full additional $10.0 million of Series A preferred stock through September 30, 2011, representing 48% of LCC’s common stock on a fully-diluted basis, which we classify as securities available-for-sale on our consolidated balance sheet.

As set forth in the TCA, on January 4, 2011, Resource TRS also delivered to LCC a Share Purchase Agreement, under which LCC is permitted to require Resource TRS to purchase up to an additional $10.0 million of Preferred Stock which was fully funded at September 30, 2011.  The preferred stock carries a coupon of 10%, of which 2% is received in cash and 8% is paid-in-kind.  During the nine months ended September 30, 2011, $528,000 of paid-in-kind interest was paid in the form of additional shares of Series A preferred stock as elected by LCC.

On July 20, 2011, we entered into an agreement with LCC, pursuant to which we provided a $10.0 million loan to LCC, of which $6.9 million was funded as of September 30, 2011.  The loan matures on January 20, 2013 and bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance, payable quarterly.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  The loan is secured by all the assets of LEAF Capital Funding, LLC and LEAF Financial’s interest in LEAF Receivables Funding 3.

Investments in Real Estate

The table below summarizes our investments in real estate (in thousands):

	As of September 30, 2011
	Book Value	Number of Properties
Multi-family property	$38,534	2
Office real estate property	10,149	1
Subtotal	48,683	3
Less: Accumulated depreciation	(391)
Investments in real estate	$48,292

Acquisitions.  During the nine months ended September 30, 2011, we converted two loans we had originated to investments in real estate and acquired one real estate asset summarized as follows:

●
On June 14, 2011, we received the deed to a property by agreement with the third-party borrower in lieu of foreclosure on a loan in the amount of $22.4 million that we had originated.  The loan was collateralized by a 400 unit multi-family property in Memphis, Tennessee.  The property was 93.8% occupied at acquisition.

●
On June 24, 2011, we received the deed to a property from the borrower in lieu of foreclosure on a loan in the amount of $12.1 million that we had originated.  The loan was collateralized by an office building in Pacific Palisades, California.  The property was 60% occupied at acquisition.

(Back to Index)

(Back to Index)

●
On August 1, 2011, we entered into an agreement to purchase Whispertree Apartments, a 504 multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.

A summary of the aggregated estimated fair value of the assets and liabilities acquired on the respective date of acquisition are presented below (in thousands):

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$48,683
Cash and cash equivalents	177
Restricted cash	2,360
Intangible assets	2,490
Other assets	391
Total assets acquired	54,101
Liabilities assumed:
Accounts payable and other liabilities	673
Total liabilities assumed	673
Estimated fair value of net assets acquired	$53,428

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2011	2010	2011	2010
Total revenue, as reported	$23,450	$19,168	$65,550	$48,471
Pro forma revenue	$23,727	$19,956	$67,500	$50,900
Net income, reported	$14,945	$14,045	$37,305	$28,822
Pro forma net income	$14,681	$14,034	$37,536	$29,107

Earnings per share – basic, reported	$0.20	$0.27	$0.55	$0.64
Earnings per share per – diluted, reported	$0.20	$0.27	$0.54	$0.64
Pro forma earnings per share - basic	$0.20	$0.27	$0.55	$0.65
Pro forma earnings per share - diluted	$0.20	$0.27	$0.55	$0.64

These amounts have been calculated after adjusting the results of the acquired businesses to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to our investments in real estate had been applied from January 1, 2010.

Restricted cash.  At September 30, 2011, we had restricted cash of $148.5 million, which consisted of $129.3 million of restricted cash in our five CDOs, $15.2 million held by our Apidos CLO VIII warehouse, $1.5 million held in a margin account related to our swap portfolio and $2.5 million held in restricted accounts at our investment properties.  At December 31, 2010, we had restricted cash of $168.2 million, which consisted of $160.5 million of restricted cash in our five CDOs, $5.2 million of restricted cash in our leasing securitization and $2.5 million held in a margin account, related to our swap portfolio.  The decrease of $19.7 million is primarily related to loan settlements in our CDOs.

(Back to Index)

(Back to Index)

Interest Receivable.  At September 30, 2011, we had interest receivable of $6.7 million, on our securities, loans and structured notes.  At December 31, 2010, we had interest receivable of $6.3 million, which consisted of $6.3 million of interest on our securities, loans and lease receivables and $9,000 of interest earned on escrow and sweep accounts.  The increase of $323,000 is primarily the result of an increase of $265,000 in available-for-sale securities held as a result of new purchases through our Wells Fargo facility, and an increase of $183,000 in interest receivable on structured notes due to the receipt of payments on structured notes held before the quarter ended September 30, 2011.  The increase was partially offset by a reduction of $178,000 in interest receivable on our bank loan portfolio due to repayments and sales of positions during the nine months ended September 30, 2011.

Other Assets.  The following table summarizes our other assets (in thousands):

	September 30,	December 31,
	2011	2010
Other receivables	$1,389	$1,374
Dividend receivable	1,619	−
Management fees receivable	1,176	−
Principal paydown	16	468
Prepaid assets	1,249	590
Total	$5,449	$2,432

Other assets increased $3.0 million to $5.4 million as of September 30, 2011 from $2.4 million as of December 31, 2010.  This increase resulted primarily from the following:

●	an increase of $15,000 in other receivables which is primarily related to the acquisition of new real estate properties;

●	an increase of $1.6 million in dividend receivables as a result of our January 2011 investment in LCC;

●
an increase of $1.2 million in management fees receivables which are related to our investment in an asset management subsidiary which entitles us to collect senior, subordinated and incentive fees related to five collateralized loan obligations; and

●
an increase of $660,000 in prepaid assets which is primarily related to the acquisition of new real estate properties and our directors' and officers' insurance policy and the timing of when we pay the related premium costs.

These increases were partially offset by a decrease of $452,000 of principal paydowns due to the timing of our receipt of payments on our leasing and bank loan portfolios

Hedging Instruments.  Our hedges at September 30, 2011 and December 31, 2010 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With the pending maturity of several agreements, we expect that the fair value of our hedges will modestly improve during the remainder of 2011.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at September 30, 2011 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
Interest rate swap	1 month LIBOR	$12,150	5.44%	06/26/07	03/25/12	(305)
Interest rate swap	1 month LIBOR	12,750	5.27%	07/25/07	08/06/12	(537)
Interest rate swap	1 month LIBOR	1,022	0.64%	02/23/11	11/01/13	(1)
Interest rate swap	1 month LIBOR	329	0.51%	03/18/11	11/01/13	−
Interest rate swap	1 month LIBOR	1,215	0.55%	03/28/11	11/01/13	(1)
Interest rate swap	1 month LIBOR	1,800	0.55%	04/15/11	11/18/13	(1)
Interest rate swap	1 month LIBOR	3,331	1.11%	04/26/11	01/15/14	(35)
Interest rate swap	1 month LIBOR	4,225	0.84%	03/31/11	01/18/14	(19)
Interest rate swap	1 month LIBOR	4,134	1.93%	02/14/11	05/01/15	(119)
Interest rate swap	1 month LIBOR	761	1.30%	07/19/11	03/18/16	(10)
Interest rate swap	1 month LIBOR	3,056	1.95%	04/11/11	03/18/16	(100)
Interest rate swap	1 month LIBOR	33,483	4.13%	01/10/08	05/25/16	(2,214)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(234)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(439)
Interest rate swap	1 month LIBOR	81,109	5.58%	06/26/07	04/25/17	(10,863)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(247)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(550)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(543)
Total		$172,525	4.76%			$(16,218)

In addition, we also had an interest rate cap agreement with a notional amount of $14.8 million which matured on August 5, 2011 and reduced our exposure to variability in future cash flows attributable to LIBOR.  The interest rate cap was a non-designated cash flow hedge and as a result the change in fair value was recorded through the consolidated statement of income.  The interest rate cap had an effective date of January 8, 2009 and had a cap rate of 2.00%.  The interest rate cap had a fair value of $60 as of December 31, 2010.

(Back to Index)

(Back to Index)

As of December 31, 2010, we had entered into hedges with a notional amount of $166.8 million and maturities ranging from July 2011 to July 2017.  At December 31, 2010, the fair value on our interest rate swap agreements was ($13.3) million.

Apidos CLO VIII Warehouse Facility - In June 2011, we formed Apidos CLO VIII and entered into a warehouse facility provided by Citibank, N.A. to purchase bank loans to include in Apidos CLO VIII.  This agreement, secured by a $15.0 million purchase of 15,000 preference shares of Apidos CLO VIII, expired upon the closing of Apidos CLO VIII on October 13, 2011.  At September 30, 2011, there was an outstanding balance of $52.7 million relating to trades that had settled.  The facility bears interest at a rate of three-month LIBOR plus 1.0% for the first nine months and 1.4% thereafter.  As of September 30, 2011, the borrowing rate was 1.26%.

CMBS – Term Repurchase Facility.  In February 2011, our wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of CMBS.  We guaranteed RCC Real Estate and RCC Commercial’s performance of their obligations under the repurchase agreement.  At September 30, 2011, RCC Real Estate had borrowed $37.9 million, all of which we had guaranteed, less unamortized deferred debt issuance costs for a net of $37.6 million.  At September 30, 2011, borrowings under the repurchase agreement were secured by CMBS with an estimated fair value of $44.3 million and had a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.48%.

Revolving Credit Facility.  On July 7, 2011, we entered into a $10.0 million revolving credit facility with The Bancorp Bank.  The facility will provide bridge financing for up to five business days which will enable us to fund real estate loans to third parties prior to their sale of our CRE CDOs.  The facility is evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp Bank entered into July 7, 2011.  The facility is secured by a Securities Pledge Control Agreement by which we pledged $40.0 million of the Class A-1 notes of RREF CDO 2006-1, which are owned by RCC Real Estate.  The note becomes due and payable on September 30, 2012.

Collateralized Debt Obligations.  As of September 30, 2011, we had executed and retained equity in five CDO transactions as follows:

●
In September 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008, an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, and $250,000 of the Class J senior notes in January 2010.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2011, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 0.76%.

●
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  RCC Commercial Inc., or RCC Commercial, a subsidiary of ours, purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2011, the notes issued to outside investors had a weighted average borrowing rate of 0.78%.

●
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in September 2009, $3.5 million of the Class E senior note and $4.0 million of the Class F senior notes in September 2009 and $20.0 million of the Class A-1 senior notes in February 2010.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2011, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 1.27%.

●
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2011, the notes issued to outside investors had a weighted average borrowing rate of 0.72%.

●
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $28.5 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2011, the notes issued to outside investors had a weighted average borrowing rate of 0.84%.

(Back to Index)

(Back to Index)
During the nine months ended September 30, 2011, we repurchased $10 million in A-2 notes at a weighted average price of 61.25% to par which resulted in a $3.9 million gain, reported as a part of the gain on the extinguishment of debt in the consolidated statements of income.

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

In October 2009, we amended our unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provides for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under our guarantee.  The covenant waiver expires on January 1, 2012.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at September 30, 2011 were $512,000 and $528,000, respectively.  The interest rate adjustment took effect as of October 1, 2009 and expires on September 30, 2011.  The rates for RCT I and RCT II at September 30, 2011, were 6.20% and 6.20%, respectively.  The rates for RCT I and RCT II at December 31, 2010, were 6.25% and 6.24%, respectively.  The additional cost is approximately $280,000 per quarter.

Financing Receivables

The following tables show the allowance for loan and lease receivable losses and recorded investments in loans and lease receivables at the dates indicated (in thousands):
	Commercial Real Estate Loans		Bank Loans		Loans Receivable-Related Party		Total
September 30, 2011:
Allowance for losses at January 1, 2011		$31,617		$2,616	$	−		$34,233
Provision for loan loss		5,623		2,294		−		7,917
Loans charged-off		(12,128)		(1,408)		−		(13,536)
Recoveries		−		−		−		−
Allowance for losses at September 30, 2011		$25,112		$3,502	$	−		$28,614
Ending balance:
Individually evaluated for impairment		$16,210		$166	$	−		$16,376
Collectively evaluated for impairment		$8,902		$3,336	$	−		$12,238
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$36,910		$362	$	−		$37,272
Collectively evaluated for impairment		$586,158		$1,072,647		$16,494		$1,675,299
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−

(Back to Index)

(Back to Index)

	Commercial Real Estate Loans		Bank Loans		Lease Receivables		Loans Receivable-Related Party		Total
December 31, 2010:
Allowance for losses at January 1, 2010		$29,297		$17,825		$1,140	$	−		$48,262
Provision for (reversal of) loan loss		44,357		(1,348)		312		−		43,321
Loans charged-off		(42,037)		(13,861)		(1,432)		−		(57,330)
Recoveries		−		−		50		−		50
Allowance for losses at December 31, 2010		$31,617		$2,616		$70	$	−		$34,303
Ending balance:
Individually evaluated for impairment		$20,844		$112	$	−	$	−		$20,956
Collectively evaluated for impairment		$10,773		$2,504		$70	$	−		$13,347
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$42,219		$362		$10,024	$	−		$52,605
Collectively evaluated for impairment		$603,415		$860,101		$99,658		$9,927		$1,573,101
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

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

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2011:
Bank loans	$980,589	$25,332	$56,079	$10,168	$362	$479	$1,073,009
As of December 31, 2010:
Bank loans	$759,161	$43,858	$45,115	$7,940	$362	$4,027	$860,463

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

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale		Total
As of September 30, 2011:
Whole loans	$280,269	$13,263	$185,309	$36,910	$	−	$515,751
B notes	16,463	−	−	−		12,964	29,427
Mezzanine loans	23,353	−	54,537	−		−	77,890
	$320,085	$13,263	$239,846	$36,910		$12,964	$623,068
As of December 31, 2010:
Whole loans	$123,350	$16,143	$264,660	$37,219	$	−	$441,372
B notes	16,538	−	40,913	−		−	57,451
Mezzanine loans	32,635	−	84,610	5,000		24,566	146,811
	$172,523	$16,143	$390,183	$42,219		$24,566	$645,634

As of September 30, 2011, all of our commercial real estate loans are performing.  As of December 31, 2010, all of our commercial real estate loans were performing with the exception of one loan with a par amount of $5.0 million, which was charged off as of March 31, 2011.

Loan and Lease Receivable Portfolios Aging Analysis

The following tables show the loan and lease receivable portfolio aging analysis at the dates indicated at cost basis (in thousands):

	30-59 Days		60-89 Days		Greater than 90 Days		Total Past Due		Current	Total Loans Receivable	Total Loans >90 days and Accruing
September 30, 2011:
Whole loans	$	−	$	−	$	−	$	−	$515,751	$515,751	$	−
B notes		−		−		−		−	29,427	29,427		−
Mezzanine loans		−		−		−		−	77,890	77,890		−
Bank loans		−		−		362		362	1,072,647	1,073,009		−
Loans receivable- related party		−		−		−		−	16,494	16,494		−
Total loans	$	−	$	−		$362		$362	$1,712,209	$1,712,571	$	−

December 31, 2010:
Whole loans	$	−	$	−	$	−	$	−	$441,372	$441,372	$	−
B notes		−		−		−		−	57,451	57,451		−
Mezzanine loans		−		−		5,000		5,000	141,811	146,811		−
Bank loans		−		−		−		−	860,463	860,463		−
Lease receivables		630		237		829		1,696	107,986	109,682		−
Loans receivable- related party		−		−		−		−	9,927	9,927		−
Total loans		$630		$237		$5,829		$6,696	$1,619,010	$1,625,706	$	−

(Back to Index)

(Back to Index)

Impaired Loans and Lease Receivables

The following tables show impaired loans and lease receivables (in thousands):

							Average
			Unpaid				Investment		Interest
	Recorded		Principal		Specific		in Impaired		Income
	Balance		Balance		Allowance		Loans		Recognized
September 30, 2011:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$100,162		$100,162	$	−		$100,158		$1,286
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$36,910		$36,910		$(16,210)		$36,337		$688
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans		$362		$362		$(166)		$362	$	−
Total:
Whole loans		$137,072		$137,072		$(16,210)		$136,495		$1,974
B notes		−		−		−		−		−
Mezzanine loans		−		−		−		−		−
Bank loans		362		362		(166)		362		−
		$137,434		$137,434		$(16,376)		$136,857		$1,974

							Average
			Unpaid				Investment		Interest
	Recorded		Principal		Specific		in Impaired		Income
	Balance		Balance		Allowance		Loans		Recognized
December 31, 2010:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$111,401		$111,401	$	−		$58,058		$1,133
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Lease receivables	$	−	$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$37,219		$37,219		$(15,844)		$36,740		$993
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans		$5,000		$5,000		$(5,000)		$5,000	$	−
Bank loans		$362		$362		$(112)		$8,971	$	−
Lease receivables		$10,024		$10,024		$(4,107)		$4,791	$	−
Total:
Whole loans		$148,620		$148,620		$(15,844)		$94,798		$2,126
B notes		−		−		−		−		−
Mezzanine loans		5,000		5,000		(5,000)		5,000		−
Bank loans		362		362		(112)		8,971		−
Lease receivables		10,024		10,024		(4,107)		4,791		−
		$164,006		$164,006		$(25,063)		$113,560		$2,126

(Back to Index)

(Back to Index)

Troubled-Debt Restructurings

The following tables show the loan and lease receivable portfolio troubled-debt restructurings (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance		Post-Modification Outstanding Recorded Balance
Three Months Ended September 30, 2011:
Whole loans	−	$	−	$	−
B notes	−		−		−
Mezzanine loans	−		−		−
Bank loans	−		−		−
Loans receivable - related party	−		−		−
Total loans	−	$	−	$	−
Nine Months Ended September 30, 2011:
Whole loans	2		$34,739		$33,073
B notes	−		−		−
Mezzanine loans	−		−		−
Bank loans	−		−		−
Lease receivables	−		−		−
Loans receivable - related party	1		7,981		7,981
Total loans	3		$42,720		$41,054

As of September 30, 2011 and December 31, 2010, there were no troubled-debt restructurings that subsequently defaulted.

Stockholders’ Equity

Stockholders’ equity at September 30, 2011 was $433.3 million and included $27.6 million of net unrealized losses on our available-for-sale portfolio, and $17.4 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2010 was $348.3 million and included $19.3 million of unrealized losses on our available-for-sale portfolio and $13.3 million of unrealized losses on cash flow hedges, shown as a component of accumulated other comprehensive loss.  The increase in stockholder’s equity during the nine months ended September 30, 2011 was principally due to the proceeds received from our stock offering in March 2011 and from stock issuances under our DRIP activity during the period.

Fluctuations in market values of assets in our available-for-sale portfolio that have not been other-than-temporarily impaired do not impact our income determined in accordance with GAAP, or our taxable income, but rather are reflected on our consolidated balance sheets by changing the carrying value of the asset and stockholders’ equity under ‘‘Accumulated Other Comprehensive Loss.”

Funds from Operations

The following table reconciles GAAP net income to funds from operations, or FFO, which is a non-GAAP financial measure (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2011 (3)	2011 (3)
Net income − GAAP	$14,944	$37,305
Adjustments:
Real estate depreciation and amortization	1,272	1,493
Impairment charges on repossessed real estate assets (2)	−	1,449
Funds from operations	$16,216	$40,247
Weighted average shares – diluted	74,284	68,613
FFO per share – diluted	$0.22	$0.59

(Back to Index)

(Back to Index)

(1)
We now evaluate our performance based on several performance measures, including FFO, in addition to net income and estimated REIT taxable income.  We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (computed in accordance with GAAP), excluding impairment charges on respossed real estate assets, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/ uncombined partnerships and joint ventures.

We believe that FFO, a non-GAAP measure, is an appropriate measure of our operating performance in that it is frequently used by analysts, investors and other parties in the evaluation of REITs.  We use FFO as a performance measure in that we have operating real estate on our balance sheet as of the period ended September 30, 2011.  FFO is not intended to be an indication of our cash flow from operating activities (determined in accordance with GAAP) nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions.

(2)	Amount represents impairment charges recorded by us in connection with real estate debt converted to equity.

(3)	Comparative FFO data is not provided since we did not own depreciable real property during the comparable periods in 2010.

Estimated REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles net income to estimated REIT taxable income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income – GAAP	$14,944	$14,053	$37,305	$28,821
Taxable REIT subsidiary’s (income) loss	(1,575)	(5,141)	(5,110)	(6,611)
Adjusted net income	13,369	8,912	32,195	22,210
Adjustments:
Share-based compensation to related parties	(300)	(473)	(387)	(587)
Provision for loan and lease losses unrealized	410	3,265	5,623	27,294
Asset impairments	−	4,456	4,649	10,514
Equity in income of real estate joint venture	(2,316)	(2,661)	(13,168)	(7,552)
Investments in real estate	1,132	−	1,132	−
Deferral of extinguishment of debt income	−	8,307	−	−
Net book to tax adjustments for our taxable foreign REIT subsidiaries	(5,810)	(10,090)	(8,530)	(16,207)
Capital loss carry-over utilization/capital losses from the sale of available-for-sale securities	(1,139)	(1,181)	(4,655)	(1,181)
Subpart F income limitation (1)	−	−	−	−
Other net book to tax adjustments	(94)	(126)	(99)	(1,397)
Estimated REIT taxable income	$5,252	$10,409	$16,760	$33,094

Amounts per share – diluted	$0.07	$0.20	$0.24	$0.73

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

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

Through September 30, 2011, our principal sources of liquidity have been $46.6 million of net proceeds from our March 2011 offering, $66.1 million of proceeds from sales of common stock through our DRIP, funds available in existing CDO financings of $144.5 million, and $62.1 million of availability under our repurchase agreement with Wells Fargo to finance the purchase of CMBS at September 30, 2011.  As of December 31, 2010, our principal sources of current liquidity were $42.8 million of net proceeds from our May 2010 offering and $76.8 million of proceeds from sales of common stock through our DRIP, funds available in existing CDO financings of $160.5 million and $84.9 million of availability under our repurchase agreement with Wells Fargo Bank, National Association to finance the purchase of CMBS.

In July 2011, the reinvestment period for Apidos CDO I ended, and in September 2011 the reinvestment period for RREF CDO 2006-1 ended.  As a result, any principal proceeds received by these CDOs will be used to pay down their respective notes and, if sufficient funds are available, the equity.  The reinvestment periods for Apidos CDO III and Apidos Cinco CDO end September 2012 and May 2014, respectively, while the reinvestment period for RREF CDO 2007-1 ends July 2012.

Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  For a discussion of our ability to access capital markets, see “-Overview.”  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through September 30, 2011, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

The following table sets forth a summary of the cash distributions we have received from our CDOs and their compliance with their coverage tests for the periods presented (in thousands):

				Annualized
				Interest
				Coverage	Overcollateralization
		Cash Distributions		Cushion	Cushion
			Nine Months
		Year Ended	Ended	As of	As of	As of Initial
		December 31,	September 30,	September 30,	September 30,	Measurement
Name	CDO Type	2010 (1)	2011 (1)	2011 (2) (3)	2011 (4)	Date
		(actual)	(actual)
Apidos CDO I	CLO	$7,695	$6,875	$9,458	$14,397	$17,136
Apidos CDO III	CLO	$6,552	$5,903	$3,598	$9,319	$11,269
Apidos Cinco CDO	CLO	$7,792	$7,321	$5,397	$22,440	$17,774
RREF CDO 2006-1	CRE CDO	$8,929	$6,900	$12,145	$59,205	$24,941
RREF CDO 2007-1	CRE CDO	$15,068	$8,241	$8,480	$41,207	$26,032

(1)	Distributions on retained equity interests in CDOs (comprised of note investment and preference share ownership).

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)	Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to our preference shares.

(4)	Overcollateralization cushion represents the amount by which the collateral held by the CDO issuer exceeds the maximum amount required.

At September 30, 2011, RSO’s liquidity of $177.4 million consists of three primary sources:

●	unrestricted cash and cash equivalents of $28.9 million and restricted cash of $1.5 million in margin call accounts and $2.5 million in the form of real estate escrows, reserves and deposits;

●	capital available for reinvestment in its five CDO entities of $129.3 million, of which $1.6 million is designated to finance future funding commitments on CRE loans; and

●	restricted cash available for investment in its newly-formed CLO of $15.2 million.

(Back to Index)

(Back to Index)

Our leverage ratio may vary as a result of the various funding strategies we use.  As of September 30, 2011 and December 31, 2010, our leverage ratio was 3.6 times and 4.4 times, respectively.  The decrease in leverage ratio was primarily due to the March 2011 offering proceeds, DRIP proceeds received during the nine months ended September 30, 2011, and debt repurchases made in 2010 and 2011.

Distributions.  In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.  On September 16, 2011, we declared a quarterly distribution of $0.25 per share of common stock, $19.2 million in the aggregate, which was paid on October 27, 2011 to stockholders of record on September 30, 2011.

Our distributions for the remainder of 2011 dividends will be determined by our board of directors who will also consider the composition of any common distributions declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  The Internal Revenue Service, in Revenue Procedure 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITs.  That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011.  It provides that publicly-traded REITs can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met.  These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  We have not used this Revenue Procedure with respect to any distributions to date, but we are permitted to do so for distributions with respect to the remainder of 2011.

Contractual Obligations and Commitments

	Contractual Commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year		1 – 3 years		3 – 5 years		More than 5 years
CDOs (1)	$1,389,258	$	−	$	−	$	−	$1,389,258
Repurchase Agreements (2)	37,587		37,587		−		−	−
Unsecured junior subordinated debentures (3)	50,587		−		−		−	50,587
Revolving Credit Facility (4)	6,001		6,001		−		−	−
Loans Receivable – related party	3,100		3,100		−		−	−
Base management fees (5)	7,410		7,410		−		−	−
Total	$1,493,943		$54,098	$	−	$	−	$1,439,845

(1)
Contractual commitments do not include $19.7 million, $27.9 million, $22.8 million, $29.6 million and $52.1 million of interest expense payable through the non-call dates of July 2010, May 2011, September 2011, August 2011 and September 2012, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF CDO 2006-1 and RREF CDO 2007-1.  The non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitments include $21,000 of interest expense payable through the maturity date of September 18, 2011 on our repurchase agreements.

(3)
Contractual commitments do not include $55.3 million and $56.3 million of interest expense payable through the maturity dates of September 2036 and October 2036, respectively, on our trust preferred securities.

(4)	Contractual commitments include $1,000 of interest expense payable through September 30, 2011 on our revolving credit facility.

(5)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

At September 30, 2011, we had 18 interest rate swap contracts with a notional value of $172.5 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of September 30, 2011, the average fixed pay rate of our interest rate hedges was 4.66% and our receive rate was one-month LIBOR, or 0.22%.

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements

As of September 30, 2011, we have an investment in Churchill Pacific Asset Management which gives us the right to collect management fees from five CLOs in return for our management services which have been outsourced to Apidos Capital Management, LLC, a subsidiary of Resource America.  Further, as of September 30, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

We have certain unfunded commitments related to our commercial real estate loan portfolio that we may be required to fund in the future.  Our unfunded commitments primarily fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria.  Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.  As of September 30, 2011, we had seven loans with unfunded commitments totaling $6.2 million, of which $1.6 million will be funded by restricted cash in RREF CDO 2007-1.

As of September 30, 2011, we have an agreement with LCC, pursuant to which we provided a $10.0 million loan, of which $3.1 million was an unfunded commitment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2011 and December 31, 2010, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The following sensitivity analysis tables show, at September 30, 2011 and December 31, 2010, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	September 30, 2011
	Interest rates fall 100 basis points	Unchanged			Interest rates rise 100 basis points
CMBS – private placement (1)
Fair value	$103,818		$101,479		$99,234
Change in fair value	$2,339	$	−		$(2,245)
Change as a percent of fair value	2.30%		−	%	2.21%

Hedging instruments
Fair value	$(22,163)		$(16,218)		$(9,375)
Change in fair value	$(5,945)	$	−		$6,883
Change as a percent of fair value	36.66%		−	%	42.44%

	December 31, 2010
	Interest rates fall 100 basis points	Unchanged			Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$56,491		$54,125		$51,939
Change in fair value	$2,336	$	−		$(2,216)
Change as a percent of fair value	4.31%		−	%	4.09%

Hedging instruments:
Fair value	$(20,622)		$(13,292)		$(6,162)
Change in fair value	$(7,330)	$	−		$7,130
Change as a percent of fair value	55.15%		−	%	53.64%

(1)	Includes the fair value of available-for-sale investments that are sensitive to interest rate change.

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

Changes in Internal Control of Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)

10.1(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of September 30, 2008. (4)

10.1(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of September 30, 2008. (5)

10.1(c)	Second Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of August 17, 2010. (8)

10.1(d)	Third Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc., dated February 24, 2011. (11)

10.2	Transfer and Contribution Agreement by and among LEAF Financial Corporation, Resource TRS, Inc., Resource Capital Corp. and LEAF Commercial Capital, Inc. dated January 4, 2011. (9)

10.3(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February 1, 2011. (10)

10.3(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)

10.4	2005 Stock Incentive Plan. (1)

10.5	2007 Omnibus Equity Compensation Plan. (7)

(Back to Index)

(Back to Index)

10.6(a)	Purchase Agreement by and between Churchill Financial Holdings, LLC and Resource TRS II, Inc., dated February 11, 2011. (12)

10.6(b)	Guaranty by Resource Capital Corp., as guarantor, dated February 11, 2011. (12)

10.7	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)

10.8	Revolving Judgment Note And Security Agreement between Resource Capital Corp and RCC Real Estate and the Bancorp Bank, dated July 7, 2011 (13)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

101	Interactive Data Files

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2010.

(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2011.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2011

(12)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2011.

(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 7, 2011.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: November 8, 2011	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: November 8, 2011	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer