Form 10-K
period 2011-12-31
Resource Capital Corp.
filed 2012-03-15
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $432,599,993.

The number of outstanding shares of the registrant’s common stock on March 8, 2012 was 83,173,755 shares.

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

General

We are a diversified real estate finance company that is organized and conducts our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our investment strategy focuses on commercial real estate, and commercial real estate-related assets and, to a lesser extent, commercial finance assets.  We invest in the following asset classes:  commercial real estate-related assets such as commercial real estate property, whole loans, A-notes, B-notes, mezzanine loans, commercial mortgage back securities and investments in real estate joint ventures as well as commercial finance assets such as bank loans, lease receivables and other asset-back securities, trust preferred securities, debt tranches of collateralize debt obligations, structured note investments and private equity investment principally issued by financial institutions. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.  We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and have sought to mitigate interest rate risk through derivative instruments.

We are externally managed by Resource Capital Manager, Inc., which we refer to as the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, commercial finance and financial fund management operating segments.  As of December 31, 2011, Resource America managed approximately $13.3 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

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

●  Commercial mortgage-backed securities, which we refer to as CMBS; and

●  Commercial real estate, or CRE, primarily multifamily properties.

Commercial finance assets
●  Senior secured corporate loans, which we refer to as bank loans;

●  Other asset-backed securities, which we refer to as other ABS;

●  Preferred equity investment in a commercial leasing enterprise comprised of small- and middle-ticket commercial direct financing leases and notes;

●  Structured note investments and residential mortgage-backed securities, which we refer to as RMBS, which comprise our trading securities portfolio;

●  Debt tranches of collateralized debt obligations and collateralized loan obligations, which we refer to as CDOs and CLOs, respectively.

During 2011, the economic environment became more positive in the United States which resulted in several positive operating developments for us.  Our ability to access the capital markets improved as we raised $83.6 million through our dividend reinvestment and share purchase program, or DRIP, entered into a $100.0 million term facility with Wells Fargo Bank, National Association in February 2011 to purchase CMBS, entered into a $150.0 million repurchase facility with Wells Fargo in February 2012 to originate CRE loans and closed our fourth CLO securitization, Apidos CLO VIII, in October 2011.  Our asset quality improved, resulting in substantial decreases in 2011 in both our provision for loan losses (to $13.9 million in 2011 from $43.3 million in 2010) and impairment losses (to $6.9 million in 2011 from $26.8 million in 2010), although we did experience a moderate increase (recorded through other comprehensive income) in losses with respect to our available-for-sale portfolio (to $32.0 million in 2011 from $19.3 million in 2010), which we attribute principally to market factors rather than economic problems with the portfolio assets.

In terms of our investments and investment portfolio growth, we began to see increased opportunities to deploy our capital.  We invested $5.0 million through Resource TRS, our taxable REIT subsidiary, in structured finance vehicles, principally CLO equity, which we have classified as trading securities.  Because of the success of that new investment, we committed an additional $8.0 million through February 2011.  We also began to cautiously reenter the CRE lending market in the fourth quarter of 2010 and through December 2011 have closed on 13 new whole loans totaling $159.6 million.  We also purchased 18 newly-underwritten CMBS for $72.8 million during the 12 months ended December 31, 2011 with the aforementioned Wells Fargo CMBS facility.  In February 2011, we purchased a company that manages $1.9 billion of bank loan assets and are entitled to collect senior, subordinated and incentive management fees.  Based upon these recent asset purchases and credit market events, we expect to be able to invest a significant portion of our available unrestricted and restricted cash balances and, as a result, modestly grow our net interest income in 2012.

Because of our investments in CREs and the resulting significant tax depreciation charges, we now use Funds from Operations, or FFO, as our primary operating metric to determine distributions to shareholders.  We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT.  We expect that our FFO will be greater than our GAAP net income primarily because real estate related depreciation and amortization is not deducted in the calculation for FFO.

(Back to Index)

(Back to Index)

Historically, we had calculated distributions to our shareholders based on our estimate of REIT taxable income.  We now evaluate our performance based on several performance measures, including FFO and Adjusted Funds from Operations, or AFFO, in addition to net income.  We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts as net income (computed in accordance with GAAP), excluding gains or losses on the sale of depreciable real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/uncombined partnerships and joint ventures. AFFO is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations.  We calculate AFFO by adding or subtracting from FFO: non-cash impairment losses resulting from fair value adjustments on financial instruments, non-cash provision for loan losses, straight-line rental effects, share based compensation, amortization of various deferred items and intangible assets, gains on debt extinguishment, several REIT tax planning adjustments considered non-recurring by management and capital expenditures that are related to our real estate owned.  Management believes that FFO and AFFO are appropriate measures of our operating performance in that they are frequently used by analysts, investors and other parties in the evaluation of REITs.  Management uses FFO and AFFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash items, such as real estate depreciation, share-based compensation and various other items required by GAAP, and capital expenditures, that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods.  While the our calculation of AFFO may differ from the methodology used for calculating AFFO by other REITs and our AFFO may not be comparable to AFFO reported by other REITs, we also believe that FFO and AFFO may provide investors with an additional useful measure to compare its performance with some other REITs.  Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP.  Furthermore FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties.  Neither FFO nor AFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.  We expect that our FFO will continue to be greater than REIT taxable income for several reasons, namely, accelerated tax depreciation from our CRE assets (both wholly-owned and through joint ventures) and the exclusion of income from our taxable REIT subsidiaries, or TRS, from REIT taxable income until that income is paid to us in a dividend.  For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Business Strategy

The core components of our business strategy are:

Managing our investment portfolio.  As of December 31, 2011, we managed $2.3 billion of assets, including $1.9 billion of assets financed and held in CDOs.  The core of our management process is credit analysis which we use to actively monitor our existing investments and as a basis for evaluating new investments.  Senior management of our Manager and Resource America has extensive experience in underwriting the credit risk associated with our targeted asset classes and conducts detailed due diligence on all credit-sensitive investments, including the use of proprietary credit stratifications and collateral stress analyses.  After making an investment, the Manager and Resource America engage in active monitoring of our investments for early detection of troubled and deteriorating assets.  If a default occurs, we will use our senior management team’s asset management experience in seeking to mitigate the severity of any losses, and we will seek to optimize the recovery from assets if we foreclose upon them.

Managing our interest rate and liquidity risk.  We generally seek to manage interest rate and liquidity risk so as to reduce the effects of interest rate changes on us.  On our long-term financing we seek to match the maturity and repricing dates of our investments with the maturities and repricing dates of our financing.  Historically, we have used CDO vehicles structured for us by our Manager to achieve this goal.  From 2008 through 2011, we financed new investments predominantly through existing capacity in our CDOs or through cash available from principal repayments on or payoffs of existing investments.  As credit markets have begun to reopen, we also expect to cautiously utilize new leverage to finance new investments.  We also seek to mitigate interest rate risk through the use of derivative instruments, principally interest rate swaps and interest rate caps.

We manage our interest rate and liquidity risk on our short-term financing, principally repurchase agreements, by limiting the amount of our financial exposure under the facilities to either a stated investment amount or a fixed guaranty amount.  During the past 12 months, as a result of our new Wells Fargo CMBS facility, we had $55.9 million of short-term debt and $15.8 million of derivative instruments associated with this debt as of December 31, 2011.

Investment in real estate and commercial finance assets.  We expect to continue to invest in commercial real estate whole loans, B notes, mezzanine debt, CMBS rated below AAA by Standard & Poors, or S&P, commercial finance assets, including bank loans and to a lesser extent, other ABS, structured note investments and debt tranches of CDOs and CLOs, subject to the availability of investment funds and financing.  Our equity at December 31, 2011 was invested 63% in commercial real estate loans, 31% in commercial bank loans, and 6% in other investments.  In 2012, we expect to recycle liquidity within our CDO structures to make investments and replace loans that have been paid down or paid off and to replace loans that may be sold and to originate new loans through our $150 million Wells Fargo facility closed in February 2012.

(Back to Index)

(Back to Index)

Debt repurchase.  We have been able to take advantage of market illiquidity that resulted in limited trading of CDO notes issued in our two CRE CDO securitizations by buying these debt securities at substantial discounts to par.  This strategy, which has generated gains on the extinguishment of the debt, has allowed us to mitigate credit losses in our loan and lease portfolio and impairment losses in our investment securities portfolio.  In 2011, we bought $10.0 million par value of our CRE CDO debt, a discount to par of 39%, for approximately $6.1 million.  As a result, our gain on the extinguishment of debt for 2011 was $3.9 million which offset in part the credit and impairment losses we realized in 2011.

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

Financing policies.  We have used leverage in order to increase potential returns to our stockholders and for financing our portfolio.  We do not speculate on changes in interest rates.  While we have identified our leverage targets for each of our targeted asset classes, our investment policies require no minimum or maximum leverage and our investment committee has the discretion, without the need for further approval by our board of directors, to increase the amount of leverage we incur above our targeted range for individual asset classes subject, however to any leverage constraints that may be imposed by existing financing arrangements.

We have historically used borrowing and securitization strategies, substantially through CDOs, to accomplish our long-term match funding financing strategy.  Credit markets had significantly limited our ability to execute our long term financing strategy.  However, we began to see positive developments in credit markets during 2011 and we were able to access new financing.  As a result of recent improvements in our ability to access credit markets, we expect to cautiously use leverage through our two Wells Fargo facilities, and other credit arrangements we may be able to obtain to finance new investments where we believe we can achieve attractive risk-adjusted returns.

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

(Back to Index)

(Back to Index)

Our Investment Strategy

General

The following table describes our investment-class allocations and certain characteristics of each class as of December 31, 2011 (dollars in thousands):

	Amortized cost	Estimated fair value (1)	Percent of portfolio	Weighted average coupon
Loans Held for Investment:
Commercial real estate loans:
Mezzanine loans	$67,874	$67,046	3.26%	4.88%
B notes	16,435	16,338	0.80%	8.68%
Whole loans	544,673	522,937	25.45%	4.81%
Bank loans	1,170,599	1,142,907	55.63%	4.03%
Loans receivable-related party	9,497	9,497	0.46%	8.35%
	1,809,078	1,758,725	85.60%
Loans held for sale:
Bank loans	3,154	3,154	0.15%	1.94%
	3,154	3,154	0.15%
Investments in Available-for-Sale Securities:
CMBS	161,512	132,820	6.46%	4.69%
ABS (2)	28,513	25,224	1.23%	2.79%
	190,025	158,044	7.69%
Investment Securities-Trading:
Structured notes	27,345	31,553	1.54%	N/A (3)
RMBS	8,729	7,120	0.35%	N/A (3)
	36,074	38,673	1.89%
Other (non-interest bearing):
Investment in real estate	48,027	48,027	2.34%	N/A
Investment in unconsolidated entities	47,899	47,899	2.33%	N/A
	95,926	95,926	4.67%
Total portfolio/weighted average	$2,134,257	$2,054,522	100.00%

(1)
The fair value of our investments represents our management’s estimate of the price that a market participant would pay for such assets.  Management bases this estimate on the underlying interest rates and credit spreads for fixed-rate securities and, to the extent available, quoted market prices.

(2)
ABS includes both ABS and Other ABS investments.  The fair value of the ABS includes $23,000 fair value for Other ABS at December 31, 2011. ABS includes both ABS and Other ABS investments.  The fair value of the ABS includes $23,000 fair value for Other ABS at December 31, 2011.

(3)	There is no stated rate associated with these securities.

Commercial Real Estate-Related Investments

Whole loans.  We originate primarily first mortgage loans, or whole loans, directly to borrowers.  The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with the borrowers.  We may create senior tranches of a loan, consisting of an A note (described below), B notes (described below), mezzanine loans or other participations, which we may hold or sell to third parties.  We do not obtain ratings on these investments.  At origination, our whole loan investments had loan to value, or LTV, ratios of up to 80%.  We expect to hold our whole loans to their maturity.  Since the beginning of 2008 through December 31, 2011, we modified 26 commercial real estate loans, or CRE loans.

Senior interests in whole loans (A notes).  We invest in senior interests in whole mortgage loans, referred to as A notes, either directly originated or purchased from third parties.  We do not obtain ratings on these investments.  At the date of investment, our A note investments had LTV ratios of up to 70%.  We expect to hold our A note investments to their maturity.

(Back to Index)

(Back to Index)

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

Mezzanine financing.  We invest in mezzanine loans that are senior to the borrower’s equity in, and subordinate to a first mortgage loan on, a property.  These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly own the real property.  In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property.  We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property.  Our mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment.  Historically, at inception, our mezzanine investments had LTV ratios between 65% and 90%.  We expect the stated maturity of our mezzanine financings to range from three to five years.  Mezzanine loans may have maturities that match the maturity of the related mortgage loans but may have shorter or longer terms.  We expect to hold these investments to maturity.

The following charts describe the loan type, property type and the geographic breakdown of our commercial real estate loan portfolio as of December 31, 2011 (based on par value):

Loan Type

(Back to Index)

(Back to Index)

Property Type

Geographic Area By State

As these charts demonstrate, our portfolio contains a diversified mix of property types with approximately 92% of the portfolio focusing on four types: Multifamily−38%, Hotel−30%, Retail−17% and Office−7%.

Our geographic mix includes approximately 42% of our portfolio in California, which we split into Southern (28%) and Northern (14%) regions.  Within the Southern California region, we have 99% of our portfolio in whole loans with 79% in three property types, Hotel−49%, Retail−22% and Multifamily−9%.  Within the Northern California region, we have 92% of our portfolio in whole loans with 92% in two property types: Multifamily−63% and Retail−29%.  As noted in these statistics, this portfolio is made up primarily of whole loans where we are able to better control the structure of the loan and maintain a direct lending relationship with the borrower.  We view the investment and credit strategy as being adequately diversified across property type and loan type across both the Southern and Northern California regions.

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

(Back to Index)

(Back to Index)

Commercial Real Estate Investments

In 2011, we began to invest directly in ownership of commercial real estate as we restructured two real estate loans to take control of properties where we believe we can protect capital and ultimately generate capital appreciation.  We also acquired two multifamily real estate assets, one through a joint venture and another as wholly-owned by us.  We primarily use a related-party, Resource Real Estate, a subsidiary of Resource America to manage these assets on our behalf.

Other Real Estate Investments

We invest in joint ventures and other interests that finance the acquisition of distressed commercial properties and mortgage loans on distressed commercial properties.  These interests have the objective of repositioning the directly owned properties and the collateral underlying the mortgages, where applicable, to enhance their value and realize capital appreciation.  During 2011, these investments did not constitute a material portion of our assets.  During 2012, depending upon our capital position, credit market conditions and the availability of investment opportunities, we may seek to expand our investments in this area.  Our investment is included in investments in unconsolidated subsidiaries at December 31, 2011 on our consolidated balance sheet.

Structured note investments and Residential Real Estate-Related Investments, or RMBS

We invest in structured note investments and RMBS as part of our trading portfolio.  Structured note investments are investments in structured finance vehicles, principally CLO equity, which we have classified as trading securities.  These securities are typically subordinate to investment grade or non-investment grade assets.  The majority of our structured notes have not been rated by any nationally recognized rating agencies.  These bonds pay subordinated share payments typically quarterly and payments are determined through the waterfall of the structured vehicle in which we have purchased an interest.  We also invest in RMBS, which are securities that are secured by or evidence by good interests in a pool of residential mortgage loans.  These securities may be issued by government-sponsored agencies or other entities and may or may not be rated investment grade by rating agencies.  We expect that our RMBS will include loan pools with home equity loans (loans that are secured by subordinate liens), residential B or C loans (loans where the borrower’s FICO score, a measure used to rate the financial strength of the borrower, is low, generally below 625), “Alt-A” loans (where the borrower’s FICO score is between 675 and 725) and “high LTV” loans (loans where the LTV 95% or greater).

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

(Back to Index)

(Back to Index)
The following chart describes the industry breakdown of our bank loans as of December 31, 2011 (based on par value):

Bank Loans by Industry

(1)      All others is made up of the following industries (by percentage):
Personal, Food and Miscellaneous Services	3.2%
CDO	2.6%
Aerospace and Defense	2.5%
Diversified/conglomerate manufacturing	2.4%
Mining, Steel, Iron and Non-Precious Metals	2.0%
Buildings and Real Estate	1.7%
Finance	1.4%
Packaging and Forest Products	1.4%
Containers, Packaging and Glass	1.4%
Diversified Natural Resources, Precious Metals and Minerals	1.2%
Personal and Non Durable Consumer Products (Mfg. Only)	1.2%
Beverage, Food and Tobacco	1.1%
Oil and Gas	1.0%
Ecological	0.9%
Cargo Transport	0.8%
Home and Office Furnishings, Housewares and Durable Consumer Products	0.7%
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	0.7%
Utilities	0.7%
Insurance	0.3%
Farming and Agriculture	0.2%
Grocery	0.2%
Textiles and Leather	0.2%
Contractor - Specialty Services	0.1%
Consumer Non-Durables	0.1%

(Back to Index)

(Back to Index)

Preferred equity.  We have a preferred equity investment in a leasing company that invests in small- and middle-ticket full payout lease receivables.  Although previously we had maintained a lease receivable portfolio, we transferred that portfolio to the leasing company in return for the preferred interest.  We do not expect to invest in a directly-held leasing portfolio for the foreseeable future.

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

Competition

See Item 1A  “Risk Factors -Risks Relating to Our Business.”

Management Agreement

We have a management agreement with the Manager and Resource America under which the Manager provides the day-to-day management of our operations. The management agreement requires the Manager to manage our business affairs in conformity with the policies and the investment guidelines established by our board of directors.  The Manager’s role as manager is under the supervision and direction of our board of directors.  The Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities, and providing us with investment advisory services.  The Manager also provides us with a Chairman of the Board, a Chief Financial Officer, several accounting professionals and an investor relations officer (on a shared basis).  The Manager receives fees and is reimbursed for its expenses as follows:

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

●
Incentive compensation, calculated as follows: (i) 25% of the dollar amount by which (A) our adjusted operating earnings (before incentive compensation but after the base management fee) for such quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the common shares in the initial offering by us and the prices per share of the common shares in any subsequent offerings by us, in each case at the time of issuance thereof, multiplied by (2) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of common shares outstanding during such quarter subject to adjustment to exclude events pursuant to changes in GAAP or the application of GAAP, as well as non-recurring or unusual transactions or events, after discussion between the Manager and the Independent Directors and approval by a majority of the Independent Directors in the case of non-recurring or unusual transactions or events.

●	Reimbursement of out-of-pocket expenses and certain other costs incurred by the Manager that relate directly to us and our operations.

●
Pursuant to an amendment to the management agreement on October 16, 2009, the Manager will, in addition to a Chief Financial Officer, provide us with several accounting professionals, each of whom will be exclusively dedicated to our operations, and a director of investor relations who will be 50% dedicated to our operations.  The amendment also provides that we will reimburse the Manager for the expense of the wages, salaries and benefits of the Chief Financial Officer and several accounting professionals and 50% of the salary and benefits of the director of investor relations.  In addition, we began reimbursing the Manager for the wages, salary and benefits of our Chairman in February 2010.

(Back to Index)

(Back to Index)

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

We believe that RCC Real Estate, Inc., the subsidiary that as of December 31, 2011 held all of our commercial real estate loan assets, is excluded from Investment Company Act regulation under Sections 3(c)(5)(C) and 3(c)(6), provisions designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.  To qualify for this exclusion, at least 55% of RCC Real Estate’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act, and interests in real properties, which we refer to as “qualifying real estate assets.”  Moreover, 80% of RCC Real Estate’s assets must consist of qualifying real estate assets and other real estate-related assets.  RCC Real Estate has not issued, and does not intend to issue, redeemable securities.

(Back to Index)

(Back to Index)

We treat our investments in whole mortgage loans, specific types of B notes and specific types of mezzanine loans as qualifying real estate assets for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the SEC or its staff. We believe that SEC staff guidance allows us to treat B notes as qualifying real estate assets where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A note in the event of a default on the mortgage loan.  We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as qualifying real estate assets where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral, and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property is set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan.  If the SEC staff provides future guidance that these investments are not qualifying real estate assets, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate.  Historically, we have held “whole pool certificates” in mortgage loans, although, at December 31, 2011 and 2010, we had no whole pool certificates in our portfolios.  Pursuant to existing SEC staff guidance, we consider whole pool certificates to be qualifying real estate assets.  A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans.  By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test.  We do not expect that investments in CDOs, ABS, bank loans, lease receivables, trust preferred securities and private equity will constitute qualifying real estate assets.  Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets.  Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of RCC Real Estate’s assets.

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

Our other subsidiaries, RCC Commercial, Inc., or RCC Commercial, RCC Commercial II, Inc., or RCC Commercial II, Resource TRS, Inc., or Resource TRS, Resource TRS II, Inc., or Resource TRS II and Resource TRS III, Inc. or Resource TRS III do not qualify for the Section 3(c)(5)(C) exclusion.  However, we believe they qualify for exclusion under either Section 3(c)(1) or 3(c)(7).  As required by these exclusions, we will not allow either entity to make, or propose to make, a public offering of its securities.  In addition, with respect to those subsidiaries for which we rely upon the Section 3(c)(1) exclusion, and as required thereby, we limit the number of holders of their securities to not more than 100 persons calculated in accordance with the attribution rules of Section 3(c)(1) and, with respect to those subsidiaries for which we rely on the Section 3(c)(7) exclusion, and as required thereby, we limit ownership of their securities to “qualified purchasers.”  If we form other subsidiaries, we must ensure that they qualify for an exemption or exclusion from regulation under the Investment Company Act.

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

(Back to Index)

(Back to Index)

Employees

We have no direct employees.  Under our management agreement, the Manager provides us with all management and support personnel, including a Chief Financial Officer, and services necessary for our day-to-day operations.  To provide its services, the Manager draws upon the expertise and experience of Resource America.  As of December 31, 2011, Resource America had 742 employees involved in asset management, including 108 asset management professionals and 634 asset management support personnel.  Pursuant to an amendment on October 16, 2009, the Manager must provide us with several accounting professionals, each of whom is exclusively dedicated to our operations, and a director of investor relations who is 50% dedicated to our operations.  Under the amendment, we bear the expense of the wages, salaries and benefits of the Chief Financial Officer and the accounting professionals dedicated to us, and 50% of the salary and benefits of the director of investor relations.  In addition, in February 2010, we began reimbursing the Manager for the wages, salary, and benefits of our Chairman of the Board, who is exclusively dedicated to us.

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

Impact of Current Economic Conditions

Economic conditions in the United States during the past four year have had an adverse impact on our financial condition, which has reduced our income and our ability to make distributions to our stockholders.  Continuance of these conditions could further adversely affect our financial conditions.

Although credit market conditions have improved over those of the previous two years, there are still limitations on the availability of credit, declines in the value of real estate and real estate related assets, impairment of the ability of some borrowers to repay their obligations and limited liquidity in the markets for real estate and real estate-related assets.  Since mid-2007, economic and credit market conditions have had significant adverse effects on us, causing us to record material impairment charges with respect to investments we hold and significant increases in our provision for loan losses.  Moreover, these conditions have made it difficult, and, until 2011 virtually impossible, for us to access new financing to support investment growth.  As a result, our income, our ability to make distributions, and the price of our common stock have declined significantly.  Failure of economic and credit market conditions to improve materially could further harm our financial condition, income, ability to make distributions to our stockholders and the price of our common stock.

We cannot predict the effects on us of actions taken by the U.S. government and governmental agencies in response to economic conditions in the United States

In response to economic and market conditions, the U.S. government and a number of governmental agencies have established or proposed a series of programs designed to improve the financial system and credit markets, and to stimulate economic growth.  The U.S. government and many state and local governments are incurring substantial budget deficits and seeking financing in international and national credit markets.  We are unable to evaluate whether these programs and actions have had or will have in the future a beneficial impact upon our financial condition, income, or ability to make distributions to our stockholders.

(Back to Index)

(Back to Index)

Risks Related to Our Financing

Our portfolio has been financed in material part through the use of leverage, which may reduce the return on our investments and cash available for distribution.

Our portfolio has been financed in material part through the use of leverage and, as credit market conditions permit, we will seek such financing in the future.  Using leverage subjects us to risks associated with debt financing, including the risks that:

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

Financing that we may obtain and financing we have obtained through CDOs, does require us to maintain a specified ratio of the amount of the financing to the value of the assets financed.  A decrease in the value of these assets may lead to margin calls or calls for the pledge of additional assets which we will have to satisfy.  We may not have sufficient funds or unpledged assets to satisfy any such calls, which could result in our loss of distributions from and interests in affected CDOs, which would reduce our assets, income and ability to make distributions.

Under current economic and market conditions, our ability to obtain the capital and financing necessary for growth has been limited, which has limited our profitability, ability to make distributions and the market price of our common stock.  Continuation or deterioration of current conditions could further constrain our profitability, ability to make distributions and the market price of our common stock.

We depend upon the availability of adequate debt and equity capital for growth in our operations.  Although we recently have raised equity capital through our dividend reinvestment and stock purchase program have entered into two credit facilities and completed one CLO, in general our ability to obtain debt financing and, to a lesser extent, equity capital is still constrained as a result of current economic and market conditions, which has limited our profitability, our ability to make distributions and the market price of our common stock.  In addition, as a REIT, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments.  Moreover, although Resource TRS, our TRS, may retain earnings as new capital, we are subject to REIT qualification requirements which limit the value of TRS stock and securities relative to the other assets owned by a REIT.  Continuation or deterioration of current economic and market conditions could further constrain our ability to acquire and finance assets, thereby affecting or eliminating our profitability and our ability to make distributions, and the market price of our common stock.  Moreover, even if debt and equity capital were to become more readily available to us, we cannot assure you that it would be on terms that would enable us to strengthen our profitability or ability to make distributions.

We are exposed to loss if lenders under our repurchase agreement, warehouse facilities, or other short-term lenders liquidate our portfolio.  Moreover, assets acquired by us pursuant to our repurchase agreements, warehouse facilities or other short-term debt may not be suitable for refinancing through future securitization transactions, which may require us to seeks more costly financing for theses assets or to liquidate assets.

We have entered into repurchase agreements, and may in the future enter into other repurchase agreements, warehouse facilities or other debt with similar terms.  Our lenders have the right under our current repurchase agreement, and may have the right under such other debt, to liquidate assets acquired thereunder upon the occurrence of certain events, such as an event of default.  We are exposed to loss if the proceeds received by the lender upon any such liquidation are insufficient to satisfy our obligation to the lender.  We are also subject to the risk that the assets subject to such repurchase agreements, warehouse facilities or other debt with similar terms might not be suitable for refinancing through future securitization transactions.  If we are unable to refinance these assets through future securitization transactions, we might be required to seek more costly financing for these assets or to liquidate assets.

(Back to Index)

(Back to Index)

We will lose money on our repurchase transaction if the counterparty to the transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of the term or if we default in our obligations under the repurchase agreement.

When engaged in repurchase transactions, we generally sell securities to the transaction counterparty and receive cash from the counterparty.  The counterparty must resell the securities back to us at the end of the term of the transaction.  Because the cash we receive from the counterparty when we initially sell the securities to the counterparty is less than the market value of those securities, if the counterparty defaults on its obligation to resell the securities back to us we will incur a loss on the transaction.  We will also incur a loss if the value of the underlying securities has declined as of the end of the transaction term, as we will have to repurchase the securities for their initial value but would receive securities worth less than that amount.  Any losses we incur on our repurchase transactions would reduce our earnings, and thus our cash available for distribution to our stockholders.

Our financing of our REIT qualifying assets with repurchase agreements and warehouse facilities could adversely affect our ability to qualify as a REIT.

We have entered into and intend to enter into, sale and repurchase agreements under which we nominally sell certain REIT qualifying assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets.  We believe that we will be treated for U.S. federal income tax purposes as the owners of the assets that are the subject of any such agreement notwithstanding that we may transfer recorder ownership of the assets to the counterparty during the term of the agreement.  It is possible, however, that the Internal Revenue Service, or IRS, could assert that we did not own the assets during the terms of the sale and repurchase agreement, in which case our ability to qualify as a REIT would be adversely affected.  If any of our REIT qualifying assets are subject to a repurchase agreement and are sold by the counterparty in connection with a margin call, the loss of those assets could impair our ability to qualify as a REIT.  Accordingly, unlike other REITs, we may be subject to additional risk regarding our ability to qualify and maintain our qualification as a REIT.

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

If our CDO financings fail to meet their performance tests, including over-collateralization requirements, our net income and cash flow from these CDOs will be eliminated.

Our CDOs generally provide that the principal amount of their assets must exceed the principal balance of the related securities issued by them by a certain amount, commonly referred to as “over-collateralization.”  The CDO terms provide that, if delinquencies and/or losses exceed specified levels, based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the securities issued by the CDO issuer, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels.  In addition, a failure by a CDO to satisfy an over-collateralization test typically results in accelerated distributions to the holders of the senior debt securities issued by the CDO entity, resulting in reduction or elimination of distributions to more junior securities until the over-collateralization requirements have been met or the senior debt securities have been paid in full.  Our equity holdings are and, when we acquire debt interests in CDOs, our debt interests, if any, generally are subordinate in right of payment to the other classes of debt securities issued by the CDO entity.  Accordingly, if overcollateralization tests are not met, distributions on the subordinated debt and equity we hold in these CDOs will cease, resulting in a substantial reduction in our cash flow.  Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CDO entity.  Although at December 31, 2011, all of our CDOs met their performance tests, we cannot assure you that our CDOs will satisfy the performance tests in the future.  For information concerning compliance by our CDOs with their over-collateralization tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Summary of CDO and CLO Performance Statistics.”

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

Historically, we have financed a significant portion of our assets through the use of CDOs and CLOs, and have accumulated assets for these financings through short-term credit facilities, typically repurchase agreement facilities.  Depending upon market condition, and, consequently, the extent to which such financing is available to us, we may seek similar financing arrangements in the future.  These arrangements could expose us to a number of credit risks, including the following:

●
If we accumulate assets for a CDO or CLO on a short-term credit facility and do not complete the CDO or CLO financing, or if a default occurs under the facility, the short-term lender will sell the assets and we would be responsible for the amount by which the original purchase price of the assets exceeds their sale price, up to the amount of our investment or guaranty.

●
An event of default under one short-term facility may constitute a default under other credit facilities we may have, potentially resulting in asset sales and losses to us, as well as increasing our financing costs or reducing the amount of investable funds available to us.

●
We may be unable to acquire a sufficient amount of eligible assets to maximize the efficiency of a CDO or CLO issuance, which would require us to seek other forms of term financing or liquidate the assets.  We may not be able to obtain term financing on acceptable terms, or at all, and liquidation of the assets may be at prices less than those we paid, resulting in losses to us.

●
Using short-term financing to accumulate assets for a CDO or CLO issuance may require us to obtain new financing as the short-term financing matures.  Residual financing may not be available on acceptable terms, or at all.  Moreover, an increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the income on our assets and the cost of our borrowings.  This would reduce returns on our assets, which would reduce earnings and, in turn, cash available for distribution to our stockholders.

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

We have adopted written policies and procedures governing our hedging activities. Under these policies and procedures, our board of directors is responsible for approving the types of hedging instruments we may use, absolute limits on the notional amount and term of a hedging instrument and parameters for the credit-worthiness of hedge counterparties.  The senior managers responsible for each of our targeted asset classes are responsible for executing transactions using the services of independent interest rate risk management consultants, documenting the transactions, monitoring the valuation and effectiveness of the hedges, and providing reports concerning our hedging activities and the valuation and effectiveness of our hedges, to the audit committee of our board of directors no less often than quarterly.  Our guidelines also require us to engage one or more experienced third-party advisors to provide us with assistance in the identification of interest rate risks, the analysis, selection and timing of risk protection strategies, the administration and negotiation of hedge documentation, settlement or disposition of hedges, compliance with hedge accounting requirements and measurement of hedge effectiveness and valuation.

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

(Back to Index)

(Back to Index)

Approximately 91% of our hedging arrangements are with a single counterparty and, as a consequence, our hedging strategy may fail if that counterparty defaults in its obligations.

As of December 31, 2011, approximately 91% of our outstanding hedges, with a notional amount of $152.1 million, were with Credit Suisse International, or CS.  Were CS to default in its obligations under these hedging arrangements, we would lose the hedge protection for which we had contracted which, depending upon market conditions, could result in significant losses to us.  We cannot assure you that we could replace the defaulted hedges or that the terms of any replacement hedges we could obtain would be on similar terms, or as to the cost to us of obtaining replacement hedges.

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

We believe AFFO is an appropriate measure of our operating performance; however, in certain instances AFFO may not be reflective of actual economic results.

We utilize AFFO as a measure of our operating performance and believe that it is useful to investors because it facilitates an understanding of our operating performance after adjustment for certain non-cash expenses , such as non-cash impairment losses resulting from fair value adjustments on financial instruments, non-cash provision for loan losses, straight-line rental effects, share based compensation, amortization of various deferred items and intangible assets, gains on debt extinguishment, REIT tax planning adjustments considered non-recurring by management and capital expenditures that are related to our real estate owned.  Additionally, we believe that AFFO serves as a good measure of our operating performance because it facilitates evaluation of our Company without the effects of selected items required in accordance with GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Nonetheless, in certain instances, AFFO may not necessarily be reflective of our actual economic results.

We believe potentially increasing capital expenditures could reduce our AFFO.

Substantial capital expenditures for acquisition, renovation or unforeseen circumstances could reduce our AFFO.

Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we conduct our operations and our profitability.

Terrorist attacks may harm our results of operations and your investment.  We cannot assure you that there will not be future terrorist attacks against the United States or U.S. businesses.  These attacks or armed conflicts may directly impact our assets, properties or other assets underlying our loans or debt securities or the securities markets in general.  Losses resulting from these types of events are uninsurable.

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

(Back to Index)

(Back to Index)

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

In the course of our business, we have taken title to, and expect will in the future take title to, real estate through foreclosure on collateral underlying real estate investments.  When we do take title to any property, we could be subject to environmental liabilities with respect to it.  In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs they incur as a result of environmental contamination, or may have to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial and could reduce our income and ability to make distributions.

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

We classify a substantial portion of our assets for accounting purposes as “available-for-sale.”  As a result, changes in the market values of those assets are directly charged or credited to accumulated other comprehensive loss and could reduce our stockholders’ equity.  A decline in these values will reduce the book value of our assets.  Moreover, if the decline in value of an available-for-sale asset is other than temporary, we are required by GAAP to record the decline as an asset impairment which will reduce our earnings.  As a result of market conditions for our “available-for-sale” investments, we recognized $6.9 million of other-than-temporary impairment through our consolidated statements of operations during the year ended December 31, 2011.

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

A significant risk associated with our investment in commercial real estate-related loans, CMBS and other debt instruments is the risk that either or both of long-term and short-term interest rates increase significantly.  If long-term rates increase, the market value of our assets would decline.  Even if assets underlying investments we may own in the future are guaranteed by one or more persons, including government or government-sponsored agencies, those guarantees do not protect against declines in market value of the related assets caused by interest rate changes.  At the same time, with respect to assets that are not match-funded or that have been acquired with variable rate or short-term financing, an increase in short-term interest rates would increase our interest expense, reducing our net interest spread or possibly resulting in negative cash flow from those assets.  This could result in reduced profitability and distributions or losses.

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

We historically have invested in small- and middle-ticket lease receivables to small- and mid-size businesses which may have greater risks of default than leases or loans to larger businesses.

We historically have invested in small- and middle-ticket lease receivables.  As a result of our investment in LEAF Commercial Capital, Inc., or LCC, (including the contribution of all of our lease receivables to it), we currently do not directly invest in lease receivables.  However, we are not prohibited from investing in lease receivables and may do so in the future.  Investing in small- and middle- ticket lease receivables involves risk.  Many of the obligors are small- to mid-size businesses.  As a result, we would be subject to higher risks of lease default than if the obligors were larger businesses.  If we seek to repossess and re-lease or sell equipment subject to a defaulted lease or note, we may not be able to do so on advantageous terms.  If an obligor files for protection under the bankruptcy laws, we could experience difficulties and delays in recovering the equipment.  Moreover, the equipment could be returned in poor condition and we could be unable to enforce important lease provisions against an insolvent obligor, including the contract provisions that require the obligor to return the equipment in good condition.  In some cases, an obligor’s deteriorating financial condition could make trying to recover what the obligor owes impractical.  The costs of recovering equipment upon an obligor’s default, enforcing the obligor’s obligations under the lease, and transporting, storing, repairing and finding a new obligor or purchaser for the equipment could be high.  Higher than expected lease defaults could result in a loss of anticipated revenues.  Any such losses could impair our ability to make distributions and reduce the market price of our common stock.

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

We currently hold, and expect that we will hold in the future, portfolio investments that are not publicly traded.  The fair value of securities and other investments that are not publicly traded may not be readily determinable.  We value these investments quarterly at fair value as determined under policies approved by our board of directors.  Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have obtained if a ready market for them existed.  The value of our common stock will likely decrease if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Our assets include bank loans and ABS which will carry higher risks of loss than our real estate-related portfolio.

Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we invest in bank loans and ABS.  Our bank loan investments or our ABS investments, which are principally backed by small business and bank loans, may not be secured by mortgages or other liens on assets or may involve higher loan-to-value ratios than our real estate-related investments.  Our bank loan investments, and our ABS backed by loans, involve loans with a par amount of $1.2 billion at December 31, 2011 that have an interest-only payment schedule or a schedule that does not fully amortize principal over the term of the loan, which will make repayment of the loan depend upon the borrower’s liquidity or ability to refinance the loan at maturity.  Numerous factors affect a borrower’s ability to repay or refinance loans at maturity, including national and local economic conditions, a downturn in a borrower’s industry, loss of one or more principal customers and conditions in the credit markets.  A deterioration in a company’s financial condition or prospects may be accompanied by a deterioration in the collateral for the bank loan or any ABS backed by such company’s loans.

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

Our management agreement was not negotiated at arm’s-length and, as a result, may not be as favorable to us as if it had been negotiated with a third-party.

At the time the management agreement was negotiated, our officers and two of our directors, Edward E. Cohen and Jonathan Z. Cohen, were also officers or directors of the Manager or Resource America.  As a consequence, our management agreement was not the result of arm’s-length negotiations and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third-party.

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

Our management agreement does not prohibit the Manager or Resource America from investing in or managing entities that invest in asset classes that are the same as or similar to our targeted asset classes, except that they may not raise funds for, sponsor or advise any new publicly-traded REIT that invests primarily in mortgage-backed securities, or MBS, in the United States.  The Manager’s policies regarding resolution of conflicts of interest may be varied by it if economic, market, regulatory or other conditions make their application economically inefficient or otherwise impractical.  Moreover, our officers, other than our Chief Financial Officer and several accounting professionals on his staff, and the officers, directors and employees of Resource America who provide services to us are not required to work full time on our affairs, and devote significant time to the affairs of Resource America.  As a result, there may be significant conflicts between us, on the one hand, and the Manager and Resource America on the other, regarding allocation of the Manager’s and Resource America’s resources to the management of our investment portfolio.

We have engaged in transactions with entities affiliated with the Manager.  Our policies and procedures may be insufficient to address any conflicts of interest that may arise.

We have established procedures and policies regarding review, approval and ratification of transactions which may give rise to a conflict of interest between us and persons affiliated or associated with the Manager.  In the ordinary course of our business, we have ongoing relationships and have engaged in transactions with entities affiliated or associated with the Manager.  Our procedures may not be sufficient to address any conflicts of interest that arise.

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

Commercial mortgage loans are secured by, and mezzanine loans depend on, the performance of the underlying, multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss, that are greater than similar risks associated with loans made on the security of single-family residential property.  The ability of a borrower to repay a loan secured by or dependent upon an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower.  If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired.  Net operating income of an income producing property can be affected by, among other things:

●	tenant mix, success of tenant businesses and property management decisions;

●	property location and condition;

●	competition from comparable types of properties;

●	changes in laws that increase operating expenses or limit rents that may be charged;

●	any need to address environmental contamination at the property;

●	the occurrence of any uninsured casualty at the property;

●	changes in national, regional or local economic conditions and/or the conditions of specific industry segments in which our lessees may operate;

●	declines in regional or local real estate values;

●	declines in regional or local rental or occupancy rates;

●	increases in interest rates, real estate tax rates and other operating expenses;

●	increases in costs of construction material;

●	changes in governmental rules, regulations and fiscal policies, including environmental legislation, and

●	acts of God, terrorism, social unrest and civil disturbances.

(Back to Index)

(Back to Index)

Although we currently hold no residential mortgage loans in our portfolio, in the past our portfolio has included substantial residential mortgage investments.  Residential mortgage loans are subject to risks of delinquency and foreclosure, and risks of loss.  The ability of a borrower to repay these loans depends upon the borrower’s income or assets.  A number of factors, including national, regional or local economic downturns, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans.  Economic problems specific to a borrower, such as loss of a job or medical problems may also impair a borrower’s ability to repay his or her loan.

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

For a discussion of other risks associated with mezzanine loans, see “-Investing in mezzanine debt or mezzanine or other subordinated tranches of CMBS, bank loans and ABS involves greater risks of loss than senior secured debt instruments.”

Our investment portfolio may have material geographic, sector, property-type and sponsor concentrations.

We may have material geographic concentrations related to our direct or indirect investments in real estate loans and properties.  We also have material concentrations in the property types and industry sectors that are in our loan portfolio.  Where we have any kind of concentration risk in our investments, an adverse development in that area of concentration could reduce the value of our investment and our return on that investment and, if the concentration affects a material amount of our investments, impair our ability to execute our investment strategies successfully, reduce our earnings and reduce our ability to make distributions.

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

●
Our charter permits our board of directors to issue stock with terms that may discourage a third-party from acquiring us.  Our board of directors may amend our charter without stockholder approval to increase the total number of authorized shares of stock or the number of shares of any class or series and issue common or preferred stock having preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our board.  Thus, our board could authorize the issuance of stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price.

●
Our charter and bylaws contain other possible anti-takeover provisions.  Our charter and bylaws contain other provisions that may have the effect of delaying or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price.

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

If the market value or income potential of our real estate-related investments declines as a result of current economic conditions, increased interest rates, prepayment rates or other factors, we may need to increase our real estate-related investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from registration under the Investment Company Act.  If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish.  This difficulty may be exacerbated by the illiquid nature of many of our non-real estate assets.  We may have to make investment decisions that we otherwise would not make absent REIT qualification and Investment Company Act considerations.

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we will be subject to federal income tax, including any applicable alternative minimum tax on our taxable income, at regular corporate rates.  Distributions to stockholders would not be deductible in computing our taxable income.  Corporate tax liability would reduce the amount of cash available for distribution to our stockholders.  Under some circumstances, we might need to borrow money or sell assets in order to pay that tax. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for the statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income, determined without regard to the dividends paid deduction and not including net capital gains, to our stockholders.  Unless our failure to qualify as a REIT was excused under federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. In addition, if we fail to qualify as a REIT, our taxable mortgage pool securitizations will be treated as separate corporations for U.S. federal income tax purposes.

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

We intend to make distributions to our stockholders in a manner intended to satisfy the 90% distribution requirement and to distribute all or substantially all of our net taxable income to avoid both corporate income tax and the 4% nondeductible excise tax.  There is no requirement that a domestic TRS distribute its after-tax net income to its parent REIT or their stockholders and Resource TRS may determine not to make any distributions to us.  However, non-U.S. TRSs, such as Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, and Apidos CLO VIII, which we discuss in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” will generally be deemed to distribute their earnings to us on an annual basis for federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.-

(Back to Index)

(Back to Index)

Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  A complex set of rules applies when a distribution is made partially in stock and partially in cash and different shareholders receive different proportions of each.  The Internal Revenue Service, in Revenue Procedure 2010-12, has given guidance with respect to certain stock distributions by publicly traded REITS (and RICs).  That Revenue Procedure applies to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011.  It provides that publicly-traded REITS can distribute stock (common shares in our case) to satisfy their REIT distribution requirements if stated conditions are met.  These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  We did not use this Revenue Procedure with respect to any distributions for our 2009, 2010 and 2011 taxable years, but may do so for distributions with respect to 2012.

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

Resource TRS will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us.  Income that is not distributed to us by Resource TRS will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders.  We anticipate that the aggregate value of the securities of Resource TRS, together with the securities we hold in our other TRSs, including Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, and Apidos CLO VIII will be less than 25% of the value of our total assets, including our TRS securities.  We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm’s-length basis.  We cannot assure you, however, that we will be able to comply with such rules.

(Back to Index)

(Back to Index)

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge MBS and related borrowings.  Under these provisions, our annual gross income from qualifying and non-qualifying hedges of our borrowings, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income.  In addition, our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income determined without regard to income from qualifying hedges.  As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through Resource TRS.  This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

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

We likely will be required to include in our income, even without the receipt of actual distributions, earnings from our foreign TRSs, including from our current and contemplated equity investments in CDOs, such as our investment in Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, and Apidos CLO VIII.  We intend to treat certain of these income inclusions as qualifying income for purposes of the 95% gross income test applicable to REITs but not for purposes of the REIT 75% gross income test.  The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and other enumerated classes of passive income qualify for purposes of the 95% gross income test.  Income inclusions from equity investments in our foreign TRSs are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes, and there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests. However, based on advice of counsel, we intend to treat such income inclusions, to the extent distributed by a foreign TRS in the year accrued, as qualifying income for purposes of the 95% gross income test.  In addition, in 2011, the IRS issued a private letter ruling to a REIT reaching a result consistent with our treatment.   Nevertheless, because this income does not meet the literal requirements of the REIT provisions, it is possible that the IRS could successfully take the position that it is not qualifying income. In the event that it was determined not to qualify for the 95% gross income test, we would be subject to a penalty tax with respect to the income to the extent it and other nonqualifying income exceeds 5% of our gross income and/or we could fail to qualify as a REIT.  See “Federal Income Tax Consequences of Our Qualification as a REIT.”  In addition, if such income was determined not to qualify for the 95% gross income test, we would need to invest in sufficient qualifying assets, or sell some of our interests in our foreign TRSs to ensure that the income recognized by us from our foreign TRSs or such other corporations does not exceed 5% of our gross income, or cease to qualify as a REIT.

(Back to Index)

(Back to Index)

We may lose our REIT qualification or be subject to a penalty tax if we modify mortgage loans or acquired distressed debt in a way that causes us to fail our REIT gross income or asset taxes.

Many of the terms of our mortgage loans, mezzanine loans and B-notes and the loans supporting our MBS have been modified and may in the future be modified to avoid foreclosure actions and for other reasons.  If the terms of the loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange for tax purposes of the original loan for the modified loan.  The IRS recently issued Revenue Procedure 2011-16, which addresses the treatment of modified mortgage loans and distressed debt for purposes of the REIT gross income and asset tests.  Under existing Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of (1) the date we agreed to acquire or originate the loan or (2) in the event of certain significant modifications, the date we modified the loan, then a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan may not be treated as a qualifying “real estate asset” for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the 10% value test.

Revenue Procedure 2011-16 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the REIT gross income and asset tests in connection with a loan modification that is: (1) occasioned by a borrower default; or (2) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan.  No assurance can be provided all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2011-16.  To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our mortgage loans, mezzanine loans and B-Notes and loans supporting our mortgage backed securities are significantly modified in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% value test. Unless we qualified for relief under certain cure provisions in the Code, such failures could cause us to fail to qualify as a REIT.

We and our subsidiaries have and may invest in future acquire distressed debt, including distressed mortgage loans, mezzanine loans, B-Notes and MBS.  Revenue Procedure 2011-16 provides that the IRS will treat a distressed mortgage loan acquired by a REIT that is secured by real property and other property as producing in part non-qualifying income for the 75% gross income test.  Specifically, Revenue Procedure 2011-16 indicates that interest income on a loan will be treated as qualifying income based on the ratio of (1) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan and (2) the face amount of the loan (and not the purchase price or current value of the loan). The face amount of a distressed mortgage loan and other distressed debt will typically exceed the fair market value of the real property securing the debt on the date the REIT commits to acquire the debt.  We believe that we will continue to invest in distressed debt in a manner consistent with complying with the 75% gross income test and maintaining our qualification as a REIT.

Revenue Procedure 2011-16 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the REIT gross income and asset tests in connection with a loan modification that is: (1) occasioned by a borrower default; or (2) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan.  No assurance can be provided that all of the loan modifications have or will be qualify for the safe harbor in Revenue Procedure 2011-16.  To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified.  In determining the value of the real property securing such a loan, we generally will not obtain third party appraisals, but rather will rely on internal valuations.  No assurance can be provided that the IRS will not successfully challenge our internal valuations.  If the terms of our mortgage loans, mezzanine loans and B-Notes and loans supporting our MBS are significantly modified in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% value test.  Unless we qualified for relief under certain cure provisions in the Code, such failures could cause us to fail to qualify as a REIT.

(Back to Index)

(Back to Index)

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

Philadelphia, Pennsylvania:

We maintain offices through our Manager.  Our Manager maintains executive and corporate offices at One Crescent Drive in the Philadelphia Navy Yard in Philadelphia, Pennsylvania under a lease for 13,484 square feet that expires in May 2019.  Certain of its financial fund management and certain real estate operations are also located in these offices.  Certain of its real estate and commercial finance operations are located in another building at One Commerce Square, 2005 Market Street, Philadelphia, Pennsylvania under a lease for 59,448 square feet that expires in August 2013.  In addition, our Manager leases 21,554 square feet of office space at 1845 Walnut Street, Philadelphia, Pennsylvania, which is primarily sublet to Atlas Energy, L.P., an affiliated entity of the Manager.  This lease, which expires in May 2013, is in an office building in which the Manager owns a 5% equity interest.

New York, New York:

Our Manager also maintains additional executive offices in a 12,930 square foot location at 712 5th Avenue, New York, New York under a lease agreement that expires in July 2020.  A portion of this office space is sublet to The Bancorp, Inc.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

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

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “RSO” since our initial public offering in February 2006.  The following table sets forth for the indicated periods the high and low prices for our common stock, as reported on the New York Stock Exchange, and the dividends declared and paid during our past two fiscal years:

	High	Low	Dividends Declared
Fiscal 2011
Fourth Quarter	$6.08	$4.55	$0.25	(1)
Third Quarter	$6.46	$4.54	$0.25
Second Quarter	$6.78	$6.17	$0.25
First Quarter	$7.60	$6.59	$0.25

Fiscal 2010
Fourth Quarter	$7.65	$6.27	$0.25
Third Quarter	$6.68	$5.17	$0.25
Second Quarter	$7.47	$5.15	$0.25
First Quarter	$7.18	$5.05	$0.25

(1)	We distributed a regular dividend of $0.25 on January 27, 2012, to stockholders of record as of December 30, 2011.

We are organized and conduct our operations to qualify as a REIT, which requires that we distribute at least 90% of our REIT taxable income.  Therefore, we intend to continue to declare quarterly distributions on our common stock.  No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our board of directors deems relevant.

As of March 8, 2012, there were 83,173,755 common shares outstanding held by 466 persons of record.

See Item 12 – “Security Ownerships of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In accordance with the provisions of the management agreement, on January 31, 2011, July 31, 2011 and October 31, 2011 we issued 1,414, 29,808 and 45,938 shares of common stock, respectively, to our Manager.  These shares represented 25% of the Manager’s quarterly incentive compensation fee that accrued for the three months ended December 31, 2010, for the three months ended June 30, 2011 and for the three months ended September 30, 2011, respectively.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

(Back to Index)

(Back to Index)

Performance Graph

The following line graph presentation compares cumulative total shareholder returns of our common stock with the Russell 2000 Index and the NAREIT All REIT Index for the period from February 10, 2006 to December 31, 2011.  The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the NAREIT All REIT Index on February 10, 2006, and that all dividends were reinvested.  This data was furnished by the Research Data Group.

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

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
REVENUES:
Interest income	$110,194	$103,911	$97,593	$134,341	$176,995
Interest expense	30,431	36,466	45,427	79,619	121,564
Net interest income	79,763	67,445	52,166	54,722	55,431
Other revenues	14,400	−	−	−	−
Total revenues	94,163	67,445	52,166	54,722	55,431

OPERATING EXPENSES	41,345	32,608	16,059	12,438	13,415

	52,818	34,837	36,107	42,284	42,016
OTHER REVENUES (EXPENSES):
Net impairment losses recognized in earnings	(6,898)	(26,804)	(13,471)	−	(26,277)
Net realized gain (loss) on investment securities available-for-sale and loans	2,622	4,821	1,890	(1,637)	(15,098)
Net realized and unrealized gain on investments securities-trading	858	14,791	−	−	−
Gain on deconsolidation	−	−	−	−	14,259
Provision for loan and lease losses	(13,896)	(43,321)	(61,383)	(46,160)	(6,211)
Gain on the extinguishment of debt	3,875	34,610	44,546	1,750	−
Gain on the settlement of loan	−	−	−	574	−
Other (expense) income	(1,663)	513	(1,350)	115	201
Total other (expense)	(15,102)	(15,390)	(29,768)	(45,358)	(33,126)
NET INCOME (LOSS)	$37,716	$19,447	$6,339	$(3,074)	$8,890

Consolidated Balance Sheet Data:
Cash and cash equivalents	$43,116	$29,488	$51,991	$14,583	$6,029
Restricted cash	142,806	168,192	85,125	60,394	119,482
Investment securities trading	38,673	17,723	−	−	−
Investment securities available-for-sale, pledged as collateral, at fair value	153,366	57,998	39,304	22,466	65,464
Investment securities available-for-sale, at fair value	4,678	5,962	5,238	6,794	−
Investment securities held-to-maturity, pledged as collateral	−	29,036	31,401	28,157	18,517
Property available-for-sale	2,980	4,444	−	−	−
Investment in real estate	48,027	−	−	−	−
Loans, pledged as collateral and net of allowances of $27.5 million, $34.2 million, $47.1 million, $43.9 million and $0	1,772,063	1,443,271	1,557,757	1,684,622	1,748,122
Loans held for sale	3,154	28,593	8,050	−	−
Lease receivables, net of allowances of $0 $70,000, $1.1 million, $450,000, and $293,000, net of unearned income	−	109,612	927	104,015	95,030
Investments in unconsolidated entities	47,899	6,791	3,605	1,548	1,805
Intangible assets	19,813	−	−	−	−
Total assets	2,299,627	1,934,200	1,791,404	1,936,031	2,072,148
Borrowings	1,808,986	1,543,251	1,534,874	1,699,763	1,760,969
Total liabilities	1,869,937	1,585,874	1,562,574	1,749,726	1,800,542
Total stockholders’ equity	429,690	348,326	228,830	186,305	271,606

(Back to Index)

(Back to Index)

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
Per Share Data:
Dividends declared per common share	$1.00	$1.00	$1.15	$1.60	$1.62
Net income (loss) per share – basic	$0.54	$0.41	$0.25	$(0.12)	$0.36
Net income (loss) per share − diluted	$0.53	$0.41	$0.25	$(0.12)	$0.36
Weighted average number of shares outstanding - basic	70,410,131	47,715,082	25,205,403	24,757,386	24,610,468
Weighted average number of shares outstanding - diluted	70,809,088	47,907,281	25,355,821	24,757,386	24,860,184

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a specialty finance company that focuses primarily on CRE assets, CMBS and commercial finance assets.  We are organized and conduct our operations to qualify as a REIT under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.  We invest in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets.  We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and have sought to mitigate interest rate risk through derivative instruments.

We are externally managed by Resource Capital Manager, Inc., a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, commercial finance and financial fund management operating segments.  As of December 31, 2011, Resource America managed approximately $13.3 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets and from hedging interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, real estate rental income, bank loans, management of externally originated bank loans, other asset-backed securities, or ABS, structured note investments and an investment in an equipment leasing business.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loans, CMBS and ABS portfolios, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as long-term financing sources.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

Although economic conditions in the United States have had some modest improvements, ongoing conditions in real estate and credit markets continue to impact both us and a number of our commercial real estate borrowers.  We have entered into loan modifications with 26 of our commercial real estate loans, including 16 in 2011.  We have increased our allowance for loan and lease losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of the CMBS and ABS in our investment portfolio, although as a result of the modest improvement in the United States economy and the strengthened financial condition of our borrowers, the aggregate amount of these changes were substantially less than in 2010.  While we believe we have appropriately valued the assets in our investment portfolio at December 31, 2011, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.

(Back to Index)

(Back to Index)

Prior to mid-2010 events occurring in the credit markets impacted our financing and investing strategies and, as a result, our ability to originate new investments and to grow.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio had largely disappeared until mid-2010.  During 2011 and 2010, however, we began to see a loosening of previously frozen credit markets and in May 2010 we closed a new $120.0 million securitization on our equipment leasing portfolio.  In February 2011, we entered into a $100.0 million, two year term facility with Wells Fargo to purchase CMBS.  In June 2011 we obtained a warehouse facility to finance the purchase of bank loans with Citibank N.A. through Apidos CLO VIII, Ltd, or Apidos CLO VIII.  More recently, we entered into a $10.0 million revolving credit facility with The Bancorp Bank, a related party and in February 2012, we entered into a $150.0 million master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the origination of commercial real estate loans.  We continue to engage in discussions with potential financing sources about providing commercial real estate term financing to augment and cautiously grow our loan origination platform.  We caution investors that even if credit through these markets becomes more available, we may not be able to obtain economically favorable terms.

As economic conditions improve and we proceed to access the credit markets on acceptable terms, our principal strategies are to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations and available credit facilities.  The following is a summary of repayments we received during the year ended December 31, 2011:

●	$10.0 million of commercial real estate loans paid off;

●	$33.1 million of commercial real estate loan principal repayments;

●	$69.7 million at commercial real estate loan sale proceeds;

●	$380.7 million of bank loan principal repayments; and

●	$142.3 million of bank loan sale proceeds.

We have used recycled capital in our bank loan CLO structures to make new investments at discounts to par.  We expect that the reinvested capital and related discounts will produce additional income as the discounts are accreted into interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CLO structures since we receive credit in these structures for these investments at par.  During 2011, we purchased bank loans which had $827.2 million par value at a discount to par of 3.0%.  From the net discounts of approximately $25.0 million, and accounting for $2.4 million of net discount recognized due to payoffs and paydowns during the year 2011, we expect to recognize income of approximately $6.3 million in our bank loan CLO portfolio in 2012.

As a result of the success of our bank loan portfolio in 2011 and slower than anticipated commercial real estate loan origination, compliance with the 75% gross income test for REIT qualification (where we are required to generate a minimum of 75% of our gross income from qualifying real estate income, as defined in the Internal Revenue Code) became more difficult.  As a result, we took steps during the fourth quarter of 2011 to enable us to continue to satisfy the 75% gross income test.  First, we reduced our non-real estate and thus, non-qualifying income from the Apidos I and Apidos III CLOs through the election of RCC Commercial to be treated as a taxable REIT subsidiary beginning on October 27, 2011 and ending on December 31, 2011.  Second, we further reduced our non real estate income by selling multiple positions in Apidos Cinco CLO in November 2011, at substantial losses.

In 2012 and thereafter, we expect to be able to satisfy the 75% gross income test through growth in our investments in commercial real estate or CRE, loans and CRE equity positions, a process we began in 2011.  These loans will generate a full year of gross real estate and, thus, qualifying income in 2012.  We expect to originate additional CRE loans and expect to be fully-invested in our second CRE CDO by the second quarter of 2012, which will generate substantial gross real estate interest income and thus augment, qualifying income.  Additionally, we acquired in 2011, and expect to continue to acquire in 2012, equity positions in commercial real estate that we expect will generate substantial gross rental income that also qualifies for the 75% gross income test.

During 2010, we invested $5.0 million through Resource TRS, our taxable REIT subsidiary, in structured finance vehicles, principally CLO equity, which we have classified as trading securities.  Because of the success of that new investment, we committed an additional $8.0 million through February 2011.  Beginning in October 2010 through December 2011, we have underwritten 13 new CRE loans for a total of $159.6 million.  We also purchased 18 newly underwritten CMBS for $72.8 million beginning in February 2011 through December 2011 financed with the Wells Fargo facility.  In 2011, we added to our preferred stock investment in LEAF Commercial Capital, Inc., or LCC, a recently recapitalized equipment leasing enterprise associated with our Manager, and held a $36.3 million investment in LCC at December 31, 2011.  In February 2011, we purchased a company that manages $1.9 billion of bank loan assets and are entitled to collect senior, subordinated and incentive management fees.  In October 2011, we closed Apidos CLO VIII, a $350.0 million CLO transaction and issued $317.6 million of senior notes and $34.7 million of subordinated notes in conjunction with the closing.  Apidos CLO VIII provides financing for bank loans and we own a 43% interest in the equity of the CLO.  Due to these recent investments, our increased ability to access credit markets and our ability to invest a significant portion of our available unrestricted and restricted cash balances during 2012, we expect to modestly increase our net interest income in 2012.  However, because we believe that economic conditions in the United States are fragile, and could be significantly harmed by occurrences over which we have no control, we cannot assure you that we will be able to meet our expectations, or that we will not experience net interest income reductions.

(Back to Index)

(Back to Index)

As of December 31, 2011, we had invested 63.0% of our portfolio in CRE assets, 30.6% in commercial bank loans and 6.4% in other investments.  As of December 31, 2010, we had invested 76.7% of our portfolio in CRE assets, 18.4% in commercial bank loans, 3.1% in lease receivables and 1.8% in structured notes.

Results of Operations

Our net income for the year ended December 31, 2011 was $37.7 million, or $0.54 per share-basic ($0.53 per share-diluted), as compared to net income for the year ended December 31, 2010 of $19.4 million, or $0.41 per share (basic and diluted) and as compared to net income of $6.3 million, or $0.25 per share (basic and diluted), for the year ended December 31, 2009.

Interest Income

The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Years Ended
	December 31,
	2011	2010	2009
Interest income:
Interest income from loans:
Bank loans	$54,833	$44,828	$37,064
Commercial real estate loans	31,906	32,866	48,793
Total interest income from loans	86,739	77,694	85,857

Interest income from securities:
CMBS-private placement	9,610	9,768	5,404
RMBS	1,521	−	−
ABS	1,613	1,466	1,807
Other ABS	−	200	14
Total interest income from securities	12,744	11,434	7,225

Leasing	−	11,306	4,336

Interest income – other:
Preference payments on structured notes (1)	10,432	3,112	−
Temporary investment in over-night repurchase agreements	279	365	175
Total interest income – other	10,711	3,477	175
Total interest income	$110,194	$103,911	$97,593

(1)	Yields on these quarterly payers reflect payments for full distribution periods and in some cases we owned the position for a portion of the year.

	Year Ended		Year Ended		Year Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Weighted Average		Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	5.63%	$963,427	4.91%	$907,582	4.01%	$943,854
Commercial real estate loans	4.95%	$646,121	4.68%	$694,153	6.12%	$785,380

Interest income from securities:
CMBS-private placement	5.53%	$170,605	6.9%	$140,377	5.90%	$90,784
RMBS	2.93%	$51,844	N/A	N/A	N/A	N/A
ABS	4.85%	$32,897	4.12%	$35,295	5.28%	$33,249
Other ABS	N/A	N/A	8.71%	$2,300	4.98%	$281

Leasing	N/A	N/A	15.61%	$75,008	6.88%	$65,300

Preference payments on structured notes	32.95%	$31,663	37.69%	$8,257	N/A	N/A

(Back to Index)

(Back to Index)

The following tables summarize interest income for the years indicated (in thousands, except percentages):

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization /Accretion	Interest Income	Fee Income	Total

Year Ended December 31, 2011:
Bank loans	3.76%	$(31,787)	$15,539	$36,932	$2,362	$54,833
Commercial real estate loans	4.64%	$(160)	12	30,249	1,645	31,906
Total interest income from loans			15,551	67,181	4,007	86,739

CMBS-private placement	3.60%	$(13,238)	3,174	6,436	−	9,610
RMBS			−	1,521	−	1,521
ABS	2.60%	$(3,812)	524	1,089	−	1,613
Other ABS			−	−	−	−
Total interest income from securities			3,698	9,046	−	12,744

Leasing			−	−	−	−

Preference payments on structured notes			−	10,432	−	10,432
Other			−	279	−	279
Total interest income – other			−	10,711	−	10,711

Total interest income			$19,249	$86,938	$4,007	$110,194

Year Ended December 31, 2010:
Bank loans	3.245	$(26,568)	$13,919	$30,051	$858	$44,828
Commercial real estate loans	4.50%	$(171)	(15)	32,163	718	32,866
Total interest income from loans			13,904	62,214	1,576	77,694

CMBS-private placement	3.795	$(20,932)	4,359	5,409	−	9,768
Securities held-to-maturity	2.45%	$(2,844)	409	1,057	−	1,466
Other ABS			−	200	−	200
Total interest income from securities			4,768	6,666	−	11,434

Leasing			−	11,306	−	11,306

Preference payments on structured notes			−	3,112	−	3,112
Other			−	365	−	365
Total interest income – other			−	3,477	−	3,477

Total interest income			$18,672	$83,663	$1,576	$103,911

Year Ended December 31, 2009:
Bank loans	3.13%	$(27,682)	$6,955	$28,815	$1,294	$37,064
Commercial real estate loans	5.96%	$(30)	66	48,094	633	48,793
Total interest income from loans			7,021	76,909	1,927	85,857

CMBS-private placement	4.28%	$(29,030)	1,460	3,944	−	5,404
Securities held-to-maturity	4.54%	$(3,103)	238	1,569	−	1,807
Other ABS			−	14	−	14
Total interest income from securities			1,698	5,527	−	7,225

Leasing			−	4,336	−	4,336

Preference payments on structured notes			−	−	−	−
Other			−	175	−	175
Total interest income – other			−	175	−	175

Total interest income			$8,719	$86,947	$1,927	$97,593

(Back to Index)

(Back to Index)

Year Ended December 31, 2011 as compared to Year Ended December 31, 2010

Aggregate interest income increased $6.3 million (6%) to $110.2 million for the year ended December 31, 2011, from $103.9 million for the year ended December 31, 2010.  We attribute this increase to the following:

Interest Income from Loans.  Aggregate interest income from loans increased $9.0 million (12%) to $86.7 million for the year ended December 31, 2011 from $77.7 million for the year ended December 31, 2010.

Interest income on bank loans increased $10.0 million (22%) to $54.8 million for the year ended December 31, 2011 from $44.8 million for the year ended December 31, 2010.  The increase for the year ended December 31, 2011 resulted primarily from the following:

●
an increase in the weighted average balance of $55.8 million to $963.4 million for the year ended December 31, 2011 from $907.6 million for the year ended December 31, 2010, principally as a result of our new CLO, for which we began acquiring assets in July 2011;

●
an increase in the weighted average rate to 3.76% on bank loans for the year ended December 31, 2011 from 3.24% for the year ended December 31, 2010 primarily because of the increase in spread on these assets; and

●
timing of paydowns and payoffs which cause us to accelerate discounts into income.  The bank loan market experienced increased prepayment speeds beginning in the third quarter of 2010 which have slowed considerably since the second quarter of 2011.

The interest income on bank loans was partially offset by CRE loans which produced $31.9 million of interest income for the year ended December 31, 2011 as compared to $32.9 million for the year ended December 31, 2010, a decrease of $960,000 (3%).  This decrease is primarily related to the decrease of $48.0 million in weighted average balance of loans to $646.1 million for the year ended December 31, 2011 from $694.2 million for the year ended December 31, 2010 as a result of the sale of $131.6 million (par value), conversions of loans to equity investments in real estate of $39.6 million (par value), and the payoff and paydown of $14.4 million (par value), from April 2010 through December 2011.  We began to reinvest these proceeds, classified as restricted cash on our balance sheet, during the fourth quarter of 2010, with the majority of it being reinvested during the second and third quarters of 2011.

Interest Income from Securities.  Aggregate interest income from securities increased $1.3 million (11%) to $12.7 million for the year ended December 31, 2011 from $11.4 million for the year ended December 31, 2010.  The increase in interest income from securities resulted principally from the following:

Interest income from RMBS was $1.5 million for the year ended December 31, 2011 and was principally the result of RMBS positions purchased as part of our trading portfolio beginning in the fourth quarter of 2010. We had no such interest income for the year ended December 31, 2010.

The increase in interest income from RMBS was partially offset by a decrease in interest income from CMBS-private placement of $158,000 (2%) to $9.6 million for the year ended December 31, 2011 from $9.8 million for the year ended December 31, 2010.  We attribute the decrease to a decrease in the weighted average yield to 5.53% for the year ended December 31, 2011 from 6.97% for the year ended December 31, 2010, primarily as a result of a decrease of $1.2 million in accretion income to $3.2 million during the year ended December 31, 2011 from $4.4 million during the year ended December 31, 2010.  The decrease in accretion income resulted from the impairment of $42.1 million of CMBS, at par, and with associated discounts of $3.1 million during the second quarter of 2011 and the elimination of accretion of those discounts into income.  We no longer recognize discount accretion after we recognize impairment on securities.

The decrease in weighted average yield was partially offset by an increase in the weighted average balance of assets of $30.2 million to $170.6 million for the year ended December 31, 2011 from $140.4 million for the year ended December 31, 2010 principally as a result of the purchase of $102.4 million par value of assets during the year ended December 31, 2011, and during the last half of the year ended December 31, 2010, primarily through a new financing facility.

Interest Income – Leasing.  Our equipment leasing portfolio generated $11.3 million of interest income for the year ended December 31, 2010.  There was no such income for the year ended December 31, 2011 as a result of the transfer of our leasing portfolio to LCC as part of our preferred equity investment in LCC.  Our restructured investment in LCC, however, generated dividend income, as discussed in “- Other Revenue.”

Interest Income – Other.  Aggregate interest income-other increased $7.2 million (208%) to $10.7 million for the year ended December 31, 2011, as compared to $3.5 million for the year ended December 31, 2010 principally from preference payments on structured notes which generated $10.4 million for the year ended December 31, 2011 as compared to $3.1 million for the year ended December 31, 2010.  We began purchasing assets for this portfolio in June 2010.  Payments on these positions vary from period to period and are based on cash flows from the underlying assets rather than on a contractual interest rate.

(Back to Index)

(Back to Index)

Year Ended December 31, 2010 as compared to Year Ended December 31, 2009

Aggregate interest income increased $6.3 million (6%) to $103.9 million for the year ended December 31, 2010, from $97.6 million for the year ended December 31, 2009.  We attribute this increase to the following:

Interest income from Loans.  Aggregate interest income from loans decreased $8.2 million (10%) to $77.7 million for the year ended December 31, 2010 from $85.9 million for the year ended December 31, 2009.

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

The decrease in interest income from commercial real estate loans was partially offset by an increase in interest income on bank loans which generated $44.8 million of interest income for the year ended December 31, 2010 as compared to $37.1 million for the year ended December 31, 2009, an increase of $7.8 million (21%).  This increase resulted primarily from an increase in the weighted average yield earned by our bank loans to 4.91% for the year ended December 31, 2010 from 4.01% for the year ended December 31, 2009.  This was principally a result of an increase in accretion income to $13.9 million for the year ended December 31, 2010 as compared to $7.0 million for the year ended December 31, 2009.  The increase in accretion income is the result of the purchase of $608.8 million of bank loans at discounts during 2009 and 2010 and the accretion of those discounts into income.  These discounted loan purchases are made as we reinvest the proceeds from loan payoffs from our borrowers and from the loans we have sold, typically for credit reasons.

The increase in bank loan accretion income was partially offset by a decrease in the weighted average balance on these loans of $36.3 million to $907.6 million for the year ended December 31, 2010, from $943.9 million for the year ended December 31, 2009, as a result of write-offs of several loans in the last quarter of 2009 and the first quarter of 2010 as well as the timing of when loans were sold or paid down and those proceeds reinvested.

Interest Income from Securities.  Aggregate interest income from securities increased $4.2 million (58%) to $11.4 million for the year ended December 31, 2010 from $7.2 million for the year ended December 31, 2009.  The increase in interest income from securities resulted principally from the following:

Interest income from CMBS-private placement increased $4.4 million (81%) to $9.8 million for the year ended December 31, 2010 from $5.4 million for the year ended December 31, 2009.  We attribute the increase primarily to the following:

●
an increase in the weighted average balance of assets of $49.6 million to $140.4 million for the year ended December 31, 2010 from $90.8 million for the year ended December 31, 2009, principally as a result of the purchase of $37.1 million par value of assets during the year ended December 31, 2010, and during the last half of the year ended December 31, 2009.  This was partially offset by the impairment and subsequent non-payment of $24.8 million par value of assets during the fourth quarter of 2009 and in 2010; and

●
an increase in the weighted average yield to 6.97% for the year ended December 31, 2010 from 5.90% for the year ended December 31, 2009 primarily as a result of an increase of $2.9 million in accretion income to $4.4 million during the year ended December 31, 2010 from $1.5 million during the year ended December 31, 2009.  The increase in accretion income resulted from the purchase of $91.9 million of CMBS at discounts during the last quarter of 2009 and during 2010 and accretion of those discounts into income.  We make these discounted security purchases as we reinvest the proceeds from the loan and security payoffs from our borrowers and from the loans and securities we have sold, typically for credit reasons.

Interest Income – Leasing.  Our equipment leasing portfolio generated $11.3 million of interest income for the year ended December 31, 2010 as compared to $4.3 million for the year ended December 31, 2009, an increase of $7.0 million (161%).  This increase for the year ended December 31, 2010 was due to the acquisition of $120.0 million in new leases during the year ended December 31, 2010 financed by a new securitization.  The increase for the year ended December 31, 2010 was partially offset by the sale of the majority of our legacy leasing portfolio, at par, as of June 30, 2009.  The legacy portfolio was sold to reduce our leverage and exposure to certain lease receivables that were underwritten under older, more aggressive credit standards.  In May 2010, we acquired a new leasing portfolio which was underwritten with stricter credit standards, using longer term debt that gave us a prepayment option upon meeting specific terms.

(Back to Index)

(Back to Index)

Interest Income – Other.  Aggregate interest income-other increased $3.3 million (1,887%) to $3.5 million for the year ended December 31, 2010, as compared to $175,000 for the year ended December 31, 2009 principally from preference payments on structured notes which generated $3.1 million for the year ended December 31, 2010.  We had no investment in these securities during the year ended December 31, 2009.  These payments vary from period to period and are based on cash flows from the underlying assets rather than on a contractual interest rate.

Interest Expense

The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Years Ended
	December 31,
	2011	2010	2009
Interest expense:
Bank loans	$11,348	$9,573	$15,394
Commercial real estate loans	6,397	8,068	11,072
CMBS-private placement	651	−	−
Leasing	−	5,737	2,143
Hedging instruments	8,415	9,438	13,516
General	3,620	3,650	3,302
Total interest expense	$30,431	$36,466	$45,427

	Year Ended		Year Ended			Year Ended
	December 31, 2011		December 31, 2010			December 31, 2009
	Weighted Average		Weighted Average			Weighted Average
	Yield	Balance	Yield	Balance		Yield	Balance
Interest expense:
Bank loans	1.16%	$981,000	1.04%		$906,000	1.68%	$906,000
Commercial real estate loans	1.28%	$499,416	1.46%		$543,345	1.70%	$649,258
CMBS-private placement	2.44%	$25,721	N/A	$	−	N/A	N/A
Leasing	N/A	N/A	8.81%		$65,176	4.42%	$44,388
Hedging instruments	5.27%	$160,132	4.90%		$181,821	4.76%	$272,720
General	7.02%	$51,548	7.47%		$50,000	6.36%	$50,000

Year Ended December 31, 2011 as compared to Year Ended December 31, 2010

Aggregate interest expense decreased $6.1 million (17%) to $30.4 million for the year ended December 31, 2011, from $36.5 million for the year ended December 31, 2010.  We attribute this decrease to the following:

Interest expense on bank loans was $11.3 million for the year ended December 31, 2011, as compared to $9.6 million for the year ended December 31, 2010, an increase of $1.7 million (19%).  This increase resulted primarily from the following:

●
an increase in the weighted average balance of the related financings of $75.0 million to $981.0 million for the year ended December 31, 2011 as compared to $906.0 million for the year ended December 31, 2010 due to the financing of new asset purchases primarily financed by our warehouse line for a new CLO which closed in October 2011.

●
an increase in the weighted average rate to 1.16% for the year ended December 31, 2011 from 1.04% for the year ended December 31, 2010 primarily as a result of the increase in LIBOR, a reference index for the rates payable on most of these financings.

Interest expense on commercial real estate loans was $6.4 million for the year ended December 31, 2011, as compared to $8.1 million for the year ended December 31, 2010, a decrease of $1.7 million (21%).  This decrease resulted primarily from the following:

●
a decrease in the weighted average yield due to decreased amortization of financing costs as a result of fewer CDO note repurchases during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

●
a decrease in the weighted average balance of the related financings of $43.9 million to $499.4 million for the year ended December 31, 2011 as compared to $543.3 million for the year ended December 31, 2010, primarily due to the repurchase of $10.0 million and $91.4 million of CDO notes in 2011 and 2010, respectively.  In addition, the reinvestment period of one of our CDOs ended in September 2011 and, consequently, the subsequent paydowns received on loans held by that CDO were used to paydown $23.0 million of notes issued by the CDO.

(Back to Index)

(Back to Index)

Interest expense on CMBS-private placement was $651,000 for the year ended December 31, 2011.  There was no such expense for the year ended December 31, 2010.  The increase is due entirely to a Master Repurchase Agreement with Wells Fargo Bank, National Association that we entered into in February 2011 to use in acquiring highly-rated CMBS.

Interest expense with respect to our leasing portfolio was $5.7 million for the year ended December 31, 2010.  There was no such expense for the year ended December 31, 2011 as a result of the transfer of our leasing portfolio to LCC in exchange for a preferred equity interest in LCC and the simultaneous transfer of the related debt.

Interest expense on hedging instruments decreased $1.0 million (11%) to $8.4 million for the year ended December 31, 2011 as compared to $9.4 million for the year ended December 31, 2010.  The decrease in the hedging expense was primarily due to a change in the composition of interest rate swaps we held on our books during the year ended December 31, 2011 as compared to 2010 as a result of the maturities of the hedges related to our CRE portfolio in 2011 and 2010 and the purchase of new hedges relating to securities we purchased using the Wells Fargo repurchase facility in 2011.

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

Interest expense on commercial real estate loans was $8.1 million for the year ended December 31, 2010, as compared to $11.1 million for the year ended December 31, 2009, a decrease of $3.0 million (27%).  This decrease resulted primarily from the following:

●
a decrease in the weighted average balance of the related financings of $106.0 million to $543.3 million for the year ended December 31, 2010 as compared to $649.3 million for the year ended December 31, 2009, primarily due to the repurchase of $146.9 million of the CDO notes in 2009 and 2010; and

●
a decrease in the weighted average yield on our financings to 1.46% for the year ended December 31, 2010 from 1.70% for the year ended December 31, 2009 primarily due to the decrease in LIBOR which is a reference index for the rates payable on most of the CDO notes.

Interest expense on our equipment leasing portfolio was $5.7 million for the year ended December 31, 2010, as compared to $2.1 million for the year ended December 31, 2009, an increase of $3.6 million (168%).  The increase is the result of a new securitization entered into in April 2010 in conjunction with our acquisition of $120.0 million of new leases.  The increase was partially offset by a decrease in interest expense related to our legacy leasing portfolio when the debt was transferred to Resource America at the time the portfolio was sold on June 30, 2009.

Hedging instruments interest expense was $9.4 million for the year ended December 31, 2010, as compared to $13.5 million for the year ended December 31, 2009, a decrease of $4.1 million (30%).  This decrease was primarily from the sale of our legacy leasing portfolio, at par, in June 2009 which also resulted in the transfer of the related interest rate hedges and a decrease in that associated cost.

Other Revenue

The following table sets forth information relating to our other revenue incurred for the periods presented (in thousands):
	Years Ended
	December 31,
	2011	2010		2009
Other revenue:
Rental income	$3,656	$	−	$	−
Dividend income	2,955		−		−
Fee income	7,789		−		−
Total other revenue	$14,400	$	−	$	−

Rental income was $3.7 million for the year ended December 31, 2011 and is related to our property available-for-sale and our investments in real estate during 2011.

(Back to Index)

(Back to Index)

We received dividend income of $3.0 million for the year ended December 31, 2011 from our preferred equity investment in LCC.  There was no such investment at December 31, 2010.  On November 16, 2011, we entered into an agreement whereby we exchanged our old preferred interest in LCC for a new preferred interest in LCC. Our resulting interest will be accounted for under the equity method subsequent to November 16, 2011 and therefore, we will no longer record dividend income.

We generated management fee income of $7.8 million for the year ended December 31, 2011, which is related to our February 2011 acquisition of a company that manages bank loan assets that entitles us to collect senior, subordinated, and incentive fees related to five collateralized loan obligation issuers, or CLOs. We had no such investment or income for the year ended December 31, 2010.

Operating Expenses

The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	Years Ended
	December 31,
	2011	2010	2009
Operating expenses:
Management fees-related party	$11,022	$13,216	$8,363
Equity compensation-related party	2,526	2,221	1,240
Professional services	3,791	3,627	3,866
Insurance	658	759	828
Rental operating expense	2,743	46	−
General and administrative	3,950	3,015	1,764
Depreciation on operating leases	−	4,003	−
Depreciation and amortization	4,619	−	−
Income tax expense (benefit)	12,036	5,721	(2)
Total operating expenses	$41,345	$32,608	$16,059

Year Ended December 31, 2011 as compared to the Year Ended December 31, 2010

Management fees – related party decreased $2.2 million (17%) to $11.0 million for the year ended December 31, 2011 as compared to $13.2 million for the year ended December 31, 2010.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio.  The changes are described below:

●
Base management fees increased by $1.6 million (29%) to $7.0 million for the year ended December 31, 2011 as compared to $5.4 million for the year ended December 31, 2010.  This increase was due to increased stockholders’ equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $83.6 million of net proceeds from the sales of common stock through our Dividend Reinvestment and Stock Purchase Plan or DRIP, during the years ended December 31, 2011 as well as the receipt of $46.6 million from the proceeds of our March 2011 common stock offering.

●
Incentive management fees to our Manager, which are based upon the excess of adjusted operating earnings over a variable base rate, decreased $2.7 million (61%) to $1.7 million for the year ended December 31, 2011 from $4.4 million for the year ended December 31, 2010.  The fees for the year ended December 31, 2010 were driven by $34.6 million of gains on the extinguishment of debt as compared to $3.9 million of gains on the extinguishment of debt for the year ended December 31, 2011.  The incentive fee is calculated for each quarter and the calculation in any quarter is not affected by the results of any other quarter.

●
Incentive management fees related to our structured finance manager decreased by $1.1 million to $2.3 million for the year ended December 31, 2011 from $3.4 million for the year ended December 31, 2010.  The decrease in fees is primarily related to the decline in the performance of this portfolio at December 31, 2011.

Equity compensation – related party increased $305,000 (14%) to $2.5 million for the year ended December 31, 2011 as compared to $2.2 million for the year ended December 31, 2010.  These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America who provide investment management services to us through our Manager.  The increase in expense was primarily the result of the issuance of new grants during 2011.  The increase was partially offset by our quarterly remeasurement of the value of unvested stock.

Rental operating expense increased $2.7 million to $2.7 million for the year ended December 31, 2011 as compared to $46,000 for the year ended December 31, 2010 and is related to property available-for-sale and investments in real estate, which increase through several acquisitions in 2011.  There was one such asset at December 31, 2010 compared to four at December 31, 2011 due to the acquisition of three properties during the year ended December 31, 2011.

(Back to Index)

(Back to Index)

General and administrative expense increased $935,000 (31%) to $4.0 million for the year ended December 31, 2011 from $3.1 million for the year ended December 31, 2010.  The increase is primarily the result of the following:

●	an increase of $257,000 related to transaction costs in connection with our acquisition of an investment in real estate in September 2011;

●	increase of $194,000 related to franchise taxes because of increased profitability and equity in our taxable REIT subsidiaries;

●
an increase of $168,000 related to our agreement to reimburse Resource America for the wages, salary and benefits of our Chairman, our Chief Financial Officer, several accounting professionals, and 50% of the salary and benefits of a director of investor relations.

Depreciation on operating leases was $4.0 million for the year ended December 31, 2010.  There was no such expense for the year ended December 31, 2011.  The expense is related to the depreciation of the assets in the leasing securitization we acquired in May 2010 which were converted to a preferred equity investment in LCC in January 2011.

Depreciation and amortization was $4.6 million for the year ended December 31, 2011 and is related to our acquisition of Resource Capital Asset Management, or RCAM, in February 2011 and our acquisition of real estate in the second and third quarters of 2011.  There were no such investments during the year ended December 31, 2010.

Income tax expense increased $6.3 million (110%) to $12.0 million for the year ended December 31, 2011 as compared to $5.7 million for the year ended December 31, 2010, of which $4.6 million is due to two of our legacy CLO structures (Apidos I and Apidos III) being taxable during the fourth quarter of 2011, which we do not expect to continue into 2012.  The balance of the increased tax expense is primarily due to increased profitability in our trading portfolio.  We expect our effective tax rate on these taxable REIT subsidiaries to be between 45% and 48% for the year ended December 31, 2012.

Year Ended December 31, 2010 as compared to the Year Ended December 31, 2009

Management fees – related party increased $4.9 million (58%) to $13.2 million for the year ended December 31, 2010 as compared to $8.4 million for the year ended December 31, 2009.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio.  The changes are described below:

●
Base management fees increased by $1.6 million (43%) to $5.4 million for the year ended December 31, 2010 as compared to $3.8 million for the year ended December 31, 2009.  This increase was due to increased stockholders’ equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $76.8 million of net proceeds from the sales of common stock through our DRIP during the year ended December 31, 2010 as well as the receipt of $42.4 million from the proceeds of our May 2010 common stock offering.

●
Incentive management fees which are based upon the excess of adjusted operating earnings over a variable base rate, increased $2.8 million to $7.4 million for the year ended December 31, 2010 from $4.6 million for the year ended December 31, 2009 primarily as a result of income from our structured finance portfolio.  There was no such portfolio and therefore no such income during the year ended December 31, 2009.

●	Management fees also include fees of $438,000 for the year ended December 31, 2010 to our structured finance manager. There was no such fee or portfolio in the prior year.

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

General and administrative expense increased $1.3 million (74%) to $3.1 million for the year ended December 31, 2010 from $1.8 million for the year ended December 31, 2009.  $1.1 million of the increase is related to our agreement to reimburse Resource America for the wages, salary and benefits of our Chief Financial Officer, several accounting professionals and 50% of the salary and benefits of a director of investor relations.  The reimbursements began in October 2009.  In addition, we began reimbursing Resource America for wages, salary and benefits of our Chairman in February 2010 and an additional accounting professional in November 2010.

(Back to Index)

(Back to Index)

Income tax expense increased $5.7 million to an expense of $5.7 million for the year ended December 31, 2010, as compared to a benefit of $2,000 for the year ended December 31, 2009 due to higher pre-tax income for the year ended December 31, 2010.  In addition, the benefit incurred for the year ended December 31, 2009, was relatively low when compared to pre-tax loss due to the fact that a valuation allowance was established against certain deferred tax assets that were deemed to not be realizable at that time.  The valuation has been removed for the year ended December 31, 2010 due to a change in circumstances regarding the ability to realize the deferred tax assets.

Other (Expense)/Income

The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

	Years Ended
	December 31,
Other (Expense) Revenue	2011	2010	2009
Net impairment losses recognized in earnings	$(6,898)	$(26,804)	$(13,471)
Net realized gains (losses) on investment securities available-for sale and loans	2,622	4,821	1,890
Net realized and unrealized (loss) gain on investment securities-trading	858	14,791	−
Provision for loan and lease losses	(13,896)	(43,321)	(61,383)
Gain on the extinguishment of debt	3,875	34,610	44,546
Other income (expense)	(1,663)	513	(1,350)
Total other expense	$(15,102)	$(15,390)	$(29,768)

Year Ended December 31, 2011 as compared to Year Ended December 31, 2010

Net impairment losses recognized in earnings decreased $19.9 million (74%) to a loss of $6.9 million for the year ended December 31, 2011 from a loss of $26.8 million for the year ended December 31, 2010.  Impairment charges for the year ended December 31, 2011 consisted of $4.6 million on two CMBS positions and $2.2 million on our investment in preferred stock and warrants in LCC.  Impairment for the year ended December 31, 2010 related to impairment charges of $26.6 million taken on five CMBS positions.

Net realized gains on investment securities available-for-sale and loans decreased $2.2 million (46%) to $2.6 million for the year ended December 31, 2011 from $4.8 million for the year ended December 31, 2010.  The decrease is primarily the result of decreased gains from sales of investments in our CMBS portfolio during the year ended December 31, 2011 of $1.5 million as well as increased losses from sales of ABS of $1.5 million during the year ended December 31, 2011 as a result of tax planning with respect to our 75% gross income test for REIT qualification.  The losses were partially offset by increased gains from the sale of Apidos loans of $675,000 during the year ended December 31, 2011.

Net realized and unrealized gain on investment securities-trading decreased $13.9 million (94%) to a gain of $858,000 for the year ended December 31, 2011, from a gain of $14.8 million for the year ended December 31, 2010.  The decrease in gains is the result of fewer sales of structured finance securities as well as unrealized losses on the positions we still hold due to the decline in fair market value.

Our provision for loan and lease losses decreased $29.4 million (68%) to a provision of $13.9 million for the year ended December 31, 2011, as compared to a provision of $43.3 million for the year ended December 31, 2010.

The following table summarizes information relating to our provision for loan and lease losses for the periods presented (in thousands):

	Year Ended
	December 31,
	2011	2010
CRE loan portfolio	$6,478	$44,357
Bank loan portfolio	7,418	(1,348)
Lease receivables	−	312
	$13,896	$43,321

(Back to Index)

(Back to Index)

The principal reason for the decrease for the year ended December 31, 2011 was improved credit conditions for the borrowers in our CRE portfolio where we have seen a reduction in the magnitude of impaired and defaulted loans due in large part to successful restructuring of 26 loans.  For the year ended December 31, 2011, we had five positions for which we took provisions.  The positions had a total par value of $84.4 million and were written down to $63.4 million for a weighted average write down percentage of 24.9% of par.  We had eight positions for which we took a provision during the year ended December 31, 2010.  The positions had a total par value of $88.9 million and were written down to $51.7 million for a weighted average write-down percentage of 41.8% of par.  The decrease in provisions for the year ended December 31, 2011 was partially offset by reserves on our bank loan portfolio principally related to reserves taken on two specific loans in December 2011 as well as by the sale of loans at losses, primarily during the three months ended December 31, 2011.

Gain on the extinguishment of debt was $3.9 million for the year ended December 31, 2011 and is due to the buyback of $10.0 million of the debt issued by our two CRE CDOs during the period.  The notes, issued at par, were bought back as an investment by us at a weighted average price of 61.3% of par.  Gain on the extinguishment of debt was $34.6 million during the year ended December 31, 2010 and is due to the buyback of $91.4 million of debt issued by the CRE CDOs.  The notes, issued at par, were repurchased as an investment by us at a weighted average price of 62.1% of par.  The related deferred debt issuance costs were immaterial.

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

Net realized gains on investment securities available-for-sale and loans increased $2.9 million (155%) to $4.8 million for the year ended December 31, 2010 from $1.9 million for the year ended December 31, 2009.  The increase is primarily due to $5.0 million of net gains on the sale of CMBS – private placement positions during the year ended December 31, 2010 as compared to $160,000 of net gains on CMBS – private placement positions during the year ended December 31, 2009, reflecting a positive effect of a market rally in CMBS pricing on our portfolio.  These gains were partially offset by $1.3 million of losses on our ABS held-to-maturity portfolio from the sale of securities due to our evaluation of the creditworthiness of the underlying assets.  These gains were also partially offset by a decrease of $489,000 from trading loss differences on our Apidos loans recognized as held-for-sale which were losses $114,000 during the year ended December 31, 2010 as compared to gains of $375,000 on that same portfolio for the year ended December 31, 2009 as a result of timing differences of when positions were recognized for sale and sold.

Net realized and unrealized gains on investment securities-trading was $14.8 million for the year ended December 31, 2010.  The gains are the result of sales of structured finance securities as well as the result of marking the structured finance positions we still held to market as of December 31, 2010.  No such portfolio existed prior to June 2010.

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

The principal reason for the decrease in 2010 from 2009 was the significant improvement in market conditions with respect to assets in our bank loan portfolio.  There was also a decrease in the provision on our lease receivables which was primarily due to the sale of the legacy portfolio and subsequent acquisition of a new leasing portfolio which was underwritten with stricter credit standards.  These improvements were partially offset by provisions for our CRE portfolio, which had declined in value.  During the year ended December 31, 2010, we had 11 loans for which we had taken provisions as compared to four loans for the year ended December 31, 2009 as a result of our impairment analysis.  We also increased our general reserve by $3.1 million during the year ended December 31, 2010 as a result of market conditions.

(Back to Index)

(Back to Index)

Gain on the extinguishment of debt decreased $9.9 million (22%) during the year ended December 31, 2010 to $34.6 million for the year ended December 31, 2010 from $44.5 million for the year ended December 31, 2009.  During the year ended December 31, 2010, we bought back $91.4 million of debt issued by our two CRE CDOs.  The notes, issued at par, were repurchased as an investment by us at a weighted average price of 62.1% of par resulting in a gain of $34.6 million.  During the year ended December 31, 2009, we bought back $55.5 million of debt issued by our two CRE CDOs.  The notes, issued at par, were repurchased as an investment by us at a weighted average price of 19.8% of par resulting in a gain of $44.5 million.  The related deferred debt issuance costs were immaterial.

Other (expense) income increased $1.9 million to income of $513,000 for the year ended December 31, 2010 as compared to expense of $1.4 million for the year ended December 31, 2009.  The decrease in expense was primarily due to a charge of $1.4 million that was the result of an accrual for a liability related to a settlement on our equity position in the Ischus CDO II portfolio in 2009.  We sold our interest in Ischus CDO II in November 2007.

Financial Condition

Summary

Our total assets at December 31, 2011 were $2.3 billion as compared to $1.9 billion at December 31, 2010.  The increase in total assets was principally due to the purchase of assets for our new Apidos CLO VIII which closed in October 2011.

Investment Portfolio

The following tables summarize the amortized cost and net carrying amount of our investment portfolio as of December 31, 2011 and 2010, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

(Back to Index)

(Back to Index)

	Amortized cost (3)	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
December 31, 2011
Floating rate
RMBS	$8,729	18.60%	$7,120	15.17%	$(1,609)	-3.43%
CMBS-private placement	28,691	100.00%	8,311	28.97%	(20,380)	-71.03%
Structured notes	27,345	41.53%	31,553	47.93%	4,208	6.40%
ABS	28,513	88.21%	25,201	77.96%	(3,312)	-10.25%
Other ABS	−	0.00%	23	0.28%	23	0.28%
Mezzanine loans (2)	53,908	99.97%	53,077	98.43%	(831)	-1.54%
Whole loans (2)	537,708	99.79%	515,176	95.61%	(22,532)	-4.18%
Bank loans (3)	1,170,599	97.33%	1,142,907	95.03%	(27,692)	-2.30%
Loans held for sale (4)	3,154	54.59%	3,154	54.59%	−	0.00%
Total floating rate	1,858,647	93.71%	1,786,522	90.08%	(72,125)	-3.63%
Fixed rate
CMBS – private placement	132,821	71.94%	124,509	67.44%	(8,312)	-4.50%
B notes (2)	16,435	99.13%	16,182	97.61%	(253)	-1.52%
Mezzanine loans (2)	13,966	100.35%	13,361	96.00%	(605)	-4.35%
Whole loans (2)	6,965	99.47%	6,965	99.47%	−	0.00%
Loans receivable-related party	9,497	100.00%	9,497	100.00%	−	0.00%
Total fixed rate	179,684	77.58%	170,514	73.62%	(9,170)	-3.96%
Other (non-interest bearing)
Investment in real estate	48,027	100.00%	48,027	100.00%	−	0.00%
Investment in unconsolidated entities	47,899	100.00%	47,899	100.00%	−	0.00%
Total other	95,926	100.00%	95,926	100.00%	−	0.00%
Grand total	$2,134,257	92.36%	$2,052,962	88.84%	$(81,295)	-3.52%
December 31, 2010
Floating rate
CMBS-private placement	$31,127	100.00%	$9,569	30.74%	$(21,558)	-69.26%
Structured notes	7,984	34.09%	17,723	75.67%	9,739	41.58%
ABS held-to-maturity (1)	29,036	91.08%	25,941	81.37%	(3,095)	-9.71%
Other ABS	−	0.00%	22	0.26%	22	0.26%
B notes (2)	26,485	99.94%	26,071	98.38%	(414)	-1.56%
Mezzanine loans (2)	83,699	100.00%	82,680	98.78%	(1,019)	-1.22%
Whole loans (2)	441,372	99.92%	419,207	94.91%	(22,165)	-5.01%
Bank loans (3)	856,436	96.99%	850,500	96.32%	(5,936)	-0.67%
Loans held for sale (4)	13,593	55.92%	13,593	55.92%	−	0.00%
Total floating rate	1,489,732	95.86%	1,445,306	93.01%	(44,426)	-2.85%
Fixed rate
CMBS – private placement	52,097	48.30%	54,369	50.41%	2,272	2.11%
B notes (2)	30,966	99.53%	30,482	97.97%	(484)	-1.56%
Mezzanine loans (2)	38,545	100.23%	31,012	80.64%	(7,533)	-19.59%
Loans held for sale (4)	15,000	75.00%	15,000	75.00%	−	0.00%
Lease receivables (5)	109,682	100.00%	109,612	99.94%	(70)	-0.06%
Loans receivable-related party	9,927	100.00%	9,927	100.00%	−	0.00%
Total fixed rate	256,217	80.20%	250,402	78.30%	(5,815)	-1.90%
Other (non-interest bearing)
Investment in unconsolidated entities	6,791	100.00%	6,791	100.00%	−	0.00%
Total other	6,791	100.00%	6,791	100.00%	−	0.00%
Grand total	$1,752,740	93.28%	$1,702,499	90.58%	$(50,241)	-2.70%

(Back to Index)

(Back to Index)

(1)	ABS held-to-maturity are carried at amortized cost less other-than-temporary impairments.
(2)
Net carrying amount includes an allowance for loan losses of $24.2 million at December 31, 2011, allocated as follows:  B notes ($253,000), mezzanine loans ($1.4 million) and whole loans ($22.5 million).  Net carrying amount includes an allowance for loan losses of $31.6 million at December 31, 2010, allocated as follows:  B notes ($899,000), mezzanine loans ($8.5 million) and whole loans ($22.2 million).

(3)
The bank loan portfolio is carried at amortized cost less allowance for loan loss and was $1.2 billion at December 31, 2011.  The amount disclosed represents net realizable value at December 31, 2011, which includes a $3.3 million allowance for loan losses at December 31, 2011.  The bank loan portfolio was $853.8 million (net of allowance of $2.6 million) at December 31, 2010.

(4)	Loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.
(5)	Net carrying amount includes a $70,000 allowance for lease receivable losses at December 31, 2010.

Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS-private placement portfolio at a discount.  At December 31, 2011 and 2010, the remaining discount to be accreted into income over the remaining lives of the securities was $13.2 million and $20.9 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

During the year ended December 31, 2011, we recognized a $4.6 million other-than-temporary impairment on one position that supported our CMBS investments, bringing the fair value to $200,000.  During the year ended December 31, 2010, we recognized $26.6 million of other-than-temporary impairments on five positions that supported our CMBS investments, bringing the combined fair value to $215,000.  The assumed default of these collateral positions in our cash flow model yielded a value of less than full recovery of our cost basis.  The net impairment losses were recognized in earnings in the consolidated statements of operations.  All of our other-than-temporary impairment losses are related to credit losses.

The following table summarizes our CMBS investments (in thousands, except percentages):

	Fair Value at December 31, 2010		Net Purchases	Upgrades/ Downgrades		Mark to Market Change on Same Ratings		Fair Value at December 31, 2011
Moody’s Ratings Category:
Aaa	$	−	$59,727	$	−	$	−	$59,727
Aa1 through Aa3		4,493	4,115		−		(4,493)	4,115
A1 through A3		18,570	5,038		−		(12,930)	10,678
Baa1 through Baa3		28,660	10,666		−		(11,487)	27,839
Ba1 through Ba3		1,480	−		(1,923)		3,945	3,502
B1 through B3		517	−		(960)		1,403	960
Caa1 through Caa3		6,739	−		(1,874)		2,286	7,151
Ca through C		3,479	−		−		(1,385)	2,094
Non-Rated		−	9,301		−		7,453	16,754
Total		$63,938	$88,847		$(4,757)		$(15,208)	$132,820

S&P Ratings Category:
AAA	$	−	$59,727		$(783)		$783	$59,727
A+ through A-		9,562	−		−		(3,639)	5,923
BBB+ through BBB-		36,385	7,915		−		(25,121)	19,179
BB+ through BB-		7,690	16,350		(3,200)		289	21,129
B+ through B-		−	−		(2,310)		4,620	2,310
CCC+ through CCC-		10,220	−		−		(3,577)	6,643
D		81	−		(366)		901	616
Non-Rated		−	4,855		−		12,438	17,293
Total		$63,938	$88,847		$(6,659)		$(13,306)	$132,820

(Back to Index)

(Back to Index)

Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
December 31, 2011:
Structured notes	$27,345	$6,098		$(1,890)	$31,553
Residential mortgage-backed securities, or RMBS	8,729	100		(1,709)	7,120
Total	$36,074	$6,198		$(3,599)	$38,673

December 31, 2010:
Structured notes	$7,984	$9,739	$	−	$17,723
Total	$7,984	$9,739	$	−	$17,723

We purchased 27 securities and sold 11 securities during the year ended December 31, 2011, for a net realized gain of $8.0 million.  We held 27 and 11 investment securities, trading as of December 31, 2011 and December 31, 2010, respectively.

Other Asset-Backed Securities.  At December 31, 2011 and 2010, we held two other ABS positions with a fair value of $23,000.  These securities are classified as available-for-sale and carried at fair value.

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (4)
December 31, 2011:
Whole loans, floating rate (1) (5)	32	$537,708	LIBOR plus 2.50% to LIBOR plus 5.75%	April 2012 to February 2019
Whole loans, fixed rate	1	6,965	10.00%	June 2012
B notes, fixed rate	1	16,435	8.68%	April 2016
Mezzanine loans, floating rate	3	53,908	LIBOR plus 2.50% to LIBOR plus 7.45%	May 2012 to December 2012
Mezzanine loans, fixed rate	2	13,966	8.99% to 11.00%	January 2016 to September 2016
Total (3)	39	$628,982

December 31, 2010:
Whole loans, floating rate (1)	25	$441,372	LIBOR plus 1.50% to LIBOR plus 5.75%	May 2011 to January 2018
B notes, floating rate	2	26,485	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2011 to October 2011
B notes, fixed rate	2	30,966	7.00% to 8.68%	July 2011 to April 2016
Mezzanine loans, floating rate	6	93,266	LIBOR plus 2.15% to LIBOR plus 3.00%	May 2011 to January 2013
Mezzanine loans, fixed rate (2)	5	53,545	8.14% to 11.00%	January 2016 to September 2016
Total (3)	40	$645,634

(Back to Index)

(Back to Index)

(1)
Whole loans had $5.2 million and $5.0 million in unfunded loan commitments as of December 31, 2011 and 2010, respectively.  These commitments are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	Fixed rate mezzanine loan dates exclude a loan that matured in May 2010, was in default and had been on non-accrual status since its default. The loan was written off in March 2011.
(3)	The total does not include an allowance for loan losses of $24.2 million and $31.6 million recorded as of December 31, 2011 and 2010, respectively.
(4)	Maturity dates do not include possible extension options that may be available to the borrowers.
(5)
Floating rate whole loans include a $2.0 million mezzanine portion of a whole loan that has a fixed rate of 15.0% and a preferred equity loan for $302,000 that has a fixed rate of 10% as of December 31, 2011.

During the year ended December 31, 2011, we converted a loan collateralized by a multi-family apartment property to an equity position.  After a review of the fair value of the apartment building, we determined that a gain or loss on conversion was not required.  We classified this property as investments in real estate with a fair value of $22.4 million at June 14, 2011.

During the year ended December 31, 2011, we converted a loan collateralized by an office building to an equity position.  After a review of the fair value of the office building, we determined a provision of $1.7 million was needed.  We classified this property as investments in real estate with a fair value of $10.7 million at June 24, 2011.

Bank Loans.  At December 31, 2011, our consolidated securitizations, Apidos CDO I, Apidos CDO II, Apidos Cinco CDO and Apidos CDO VIII, held a total of $1.1 billion of bank loans at fair value.  The bank loans held by these entities secure the CDO notes they issued.  The aggregate bank loans held increased by $291.5 million over their holdings at December 31, 2010.  This increase was principally due to the acquisition of $334.8 million par value of bank loans through the closing of Apidos CLO VIII in October 2011.  These increases were partially offset by the reduced market price for these bank loans at December 31, 2011 as compared to December 31, 2010.

We have determined that Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CDO VIII are variable interest entities, or VIEs, and that we are the primary beneficiary for each vehicle.  As a result, we consolidated Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CLO VIII as of December 31, 2011.  We own 100% of the equity of Apidos CDO I, Apidos CDO III and Apidos CDO Cinco.  We own approximately 43% of the equity of Apidos CDO VIII.

The following table summarizes our bank loan investments (in thousands):

	December 31, 2011		December 31, 2010
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Baa1 through Baa3	$44,952	$44,956	$27,262	$27,517
Ba1 through Ba3	648,543	644,497	432,153	437,801
B1 through B3	439,871	427,282	351,147	347,755
Caa1 through Caa3	19,710	12,774	20,879	16,690
Ca	5,765	2,397	7,062	2,858
No rating provided	14,912	14,155	21,960	21,906
Total	$1,173,753	$1,146,061	$860,463	$854,527
S&P ratings category:
BBB+ through BBB-	$84,623	$84,615	$54,560	$55,078
BB+ through BB-	561,375	559,211	373,971	379,074
B+ through B-	478,684	465,564	360,581	358,504
CCC+ through CCC-	27,097	19,401	29,707	22,171
CC+ through CC-	4,490	1,512	1,633	1,280
C+ through C-	−	−	−	−
D	352	343	1,050	431
No rating provided	17,132	15,415	38,961	37,989
Total	$1,173,753	$1,146,061	$860,463	$854,527
Weighted average rating factor	1,969		2,061

(Back to Index)

(Back to Index)

The following table provides information as to the lien position and status of our bank loans.  All except $850,000 of the first lien loans at December 31, 2010 are held by the indicated CDOs, which we consolidate (in thousands):

	Amortized Cost
	Apidos I	Apidos III	Apidos Cinco	Apidos VIII		Total
December 31, 2011:
Loans held for investment:
First lien loans	$295,318	$242,628	$293,442		$311,923	$1,143,311
Second lien loans	5,281	5,746	6,438		6,845	24,310
Subordinated second lien loans	163	122	−		−	285
Defaulted first lien loans	1,397	599	697		−	2,693
Defaulted second lien loans	−	−	−		−	−
Total	302,159	249,095	300,577		318,768	1,170,599
First lien loans held for sale at fair value	−	198	2,018		938	3,154
Total	$302,159	$249,293	$302,595		$319,706	$1,173,753

December 31, 2010:
Loans held for investment:
First lien loans	$288,163	$236,142	$296,208	$	−	$820,513
Second lien loans	12,902	10,011	11,513		−	34,426
Subordinated second lien loans	163	122	−		−	285
Defaulted second lien loans	−	−	362		−	362
Total	301,228	246,275	308,083		−	855,586
First lien loans held for sale at fair value	2,822	−	1,205		−	4,027
Total	$304,050	$246,275	$309,288	$	−	$859,613

Asset-backed securities.  In November 2011, the investment securities held-to-maturity portfolio was reclassified to investment securities available-for-sale since management no longer intended to hold these positions until maturity.  These investments are now held at fair value with any unrealized gain or loss is reported in the stockholder’s equity section of the balance sheet.  At December 31, 2011, we held a total of $25.2 million fair value of ABS available-for-sale through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  At December 31, 2010, we held a total of $25.9 million fair value of ABS held-to-maturity through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.

The following table summarizes our ABS at fair value (in thousands):

	December 31, 2011		December 31, 2010
	Amortized cost	Fair Value	Amortized cost		Fair Value
Moody’s ratings category:
Aaa	$8,252	$8,051	$	−	$	−
Aa1 through Aa3	1,723	1,593		2,766		3,025
A1 through A3	6,446	6,366		7,625		8,117
Baa1 through Baa3	2,647	2,543		1,950		1,950
Ba1 through Ba3	5,043	3,592		2,503		2,338
B1 through B3	3,613	2,346		4,998		3,881
Caa1 through Caa3	−	−		9,194		6,630
No rating provided	789	710		−		−
Total	$28,513	$25,201		$29,036		$25,941

S&P ratings category:
AA+ through AA-	$8,138	$7,928		$5,099		$5,437
A+ through A-	7,467	7,347		5,292		5,705
BBB+ through BBB-	950	866		3,516		3,479
BB+ through BB-	1,592	1,335		3,062		2,765
B+ through B-	3,639	3,200		−		−
CCC+ through CCC-	−	−		−		−
No rating provided	6,727	4,525		12,067		8,555
Total	$28,513	$25,201		$29,036		$25,941
Weighted average rating factor	582			3,105
(Back to Index)

(Back to Index)

Lease Receivables.  Investments in lease receivables, net of unearned income, were as follows (in thousands):

	December 31,
	2011		2010
Leases, net of unearned income	$	−	$75,908
Operating leases		−	17,900
Notes receivable		−	15,874
Subtotal		−	109,682
Allowance for lease losses		−	(70)
Total	$	−	$109,612

On January 4, 2011, our wholly-owned subsidiary, Resource TRS, acquired an interest in LCC, a newly-formed equipment financing subsidiary of LEAF Financial Corporation, or LEAF Financial, a subsidiary of Resource America.  Resource TRS contributed initial capital of approximately $26.2 million to LCC in the form of approximately $5.2 million in cash, and all of its interest in LEAF Receivables Funding 3, a wholly-owned subsidiary of Resource TRS which held a portfolio of equipment, equipment leases and notes.  As part of the transaction, LEAF Financial contributed its assets relating to its equipment lease and note origination, servicing and finance business to LCC.  Also, senior management personnel of LEAF Financial, or collectively, the Management Parties, contributed capital to LCC in the form of all of the shares of common stock they owned in LEAF Financial in exchange for 10% of the shares of LCC common stock on a fully-diluted basis.  This transaction resulted in the deconsolidation of our leasing investments.

In return for Resource TRS’s capital investments, LCC issued to Resource TRS 2,626,783 shares of LCC Series A preferred stock and warrants to purchase 4,800 shares of LCC common stock for an exercise price of $0.01 per share.  LCC exercised its rights granted to it under the share purchase agreement during the nine months ended September 30, 2011 and we acquired an additional $10.0 million of Series A preferred stock, representing 48% of LCC’s common stock on a fully-diluted basis, which we classified as securities available-for-sale on our consolidated balance sheet.  The preferred stock carries a coupon of 10%, of which 2% is received in cash and 8% is paid-in-kind.  During the year ended December 31, 2011, $2.4 million of paid-in-kind interest was paid in the form of additional shares of Series A preferred stock as elected by LCC.

On July 20, 2011, we entered into an agreement with LCC, pursuant to which we provided a $10.0 million loan to LCC, which was funded on November 4, 2011.  The loan was to mature on January 20, 2013 and bore interest at a fixed rate of 8.0% per annum on the unpaid principal balance, payable quarterly.  The loan was secured by all the assets of LEAF Capital Funding, LLC and LEAF Financial’s interest in LEAF Receivables Funding 3.  On November 16, 2011, LLC used $8.5 million of the $11.2 million they received from a stock purchase agreement transaction to repay $8.4 million in principal plus all outstanding accrued interest on the loan, representing approximately 85% of the outstanding indebtedness owed to us.  Both parties agreed that the loan was considered paid in full as of December 31, 2011.  Accordingly, we recorded a charge to Additional Paid-In Capital to eliminate the remaining debt of $1.6 million.

On November 16, 2011, we, together with LEAF Financial and LCC, entered into a stock purchase agreement with Eos Partners, L.P., or Eos, a private investment firm, and its affiliates.  In exchange for our prior interest in LCC, we received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock, or the Series B Preferred Stock, and 2,364 shares of newly issued Series D Redeemable Preferred Stock, or the Series D Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LCC.  Our investment in LEAF was valued at $36.3 million based on a third-party valuation.  Several approaches, including discounted expected cash flows, market approach and comparable sales transactions were used to estimate the fair value of our investment in LEAF as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions.  Accordingly, we recorded a loss of $2.2 million in conjunction with the transaction.  Subsequent to this transaction, our resulting interest will be accounted for under the equity method.

In accordance with the agreement, we and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3.  To the extent that the value of the equity on the balance sheet of LEAF Receivables Funding 3 is less than approximately $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LCC by us), as of the final testing date within 90 days of December 31, 2013, we and Resource America have agreed to be jointly and severally obligated to contribute cash to LCC to make up the deficit.  We do not believe it is probable or estimable that we will be required to fund LCC in accordance with the SPA.

(Back to Index)

(Back to Index)

Financing Receivables

The following tables show the allowance for loan and lease receivable losses and recorded investments in loans and lease receivables for the years indicated (in thousands):

	Commercial Real Estate Loans		Bank Loans		Lease Receivables		Loans Receivable-Related Party		Total
December 31, 2011:
Allowance for losses at January 1, 2011		$31,617		$2,616		$70	$	−		$34,303
Provision for loan loss		6,478		7,418		−		−		13,896
Loans charged-off		(13,874)		(6,737)		(70)		−		(20,681)
Recoveries		−		−		−		−		−
Allowance for losses at December 31, 2011		$24,221		$3,297	$	−	$	−		$27,518
Ending balance:
Individually evaluated for impairment		$17,065		$1,593	$	−	$	−		$18,658
Collectively evaluated for impairment		$7,156		$1,704	$	−	$	−		$8,860
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$113,038		$2,693	$	−	$	−		$115,731
Collectively evaluated for impairment		$515,944		$1,171,060	$	−		$9,497		$1,696,501
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

December 31, 2010:
Allowance for losses at January 1, 2010		$29,297		$17,825		$1,140	$	−		$48,262
Provision for loan loss		44,357		(1,348)		312		−		43,321
Loans charged-off		(42,037)		(13,861)		(1,432)		−		(57,330)
Recoveries		−		−		50		−		50
Allowance for losses at December 31, 2010		$31,617		$2,616		$70	$	−		$34,303
Ending balance:
Individually evaluated for impairment		$20,844		$112	$	−	$	−		$20,956
Collectively evaluated for impairment		$10,773		$2,504		$70	$	−		$13,347
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$153,620		$362		$10,024	$	−		$164,006
Collectively evaluated for impairment		$492,015		$860,101		$99,658		$9,927		$1,461,700
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

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

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2011:
Bank loans	$1,076,298	$19,739	$60,329	$11,540	$2,693	$3,154	$1,173,753

As of December 31, 2010:
Bank loans	$759,161	$43,858	$45,115	$7,940	$362	$4,027	$860,463
All of our bank loans are performing with the exception of one loan which defaulted on December 30, 2011 with a carrying  amount of $2.7 million as of December 31, 2011.  As of December 31, 2010, all but one of our bank loans were performing with a par amount of $362,000 which has been in default since September 2010 and sold in November 2011.

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

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale		Total
As of December 31, 2011:
Whole loans	$329,085	$87,598	$90,225	$37,765	$	−	$544,673
B notes	16,435	−	−	−		−	16,435
Mezzanine loans	23,347	−	44,527	−		−	67,874
	$368,867	$87,598	$134,752	$37,765	$	−	$628,982
As of December 31, 2010:
Whole loans	$123,350	$16,143	$264,660	$37,219	$	−	$441,372
B notes	16,538	−	40,913	−		−	57,451
Mezzanine loans	32,635	−	84,610	5,000		24,566	146,811
	$172,523	$16,143	$390,183	$42,219		$24,566	$645,634

All of our real estate loans were performing as of December 31, 2011.  As of December 31, 2010, all but one of our commercial real estate loans, with a par amount of $5.0 million, which has been in default since May 2010, were performing.  That loan was charged off in March 2011.

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

(Back to Index)

(Back to Index)

Loan and Lease Receivable Portfolios Aging Analysis

The following table shows the loan and lease receivable portfolio aging analysis for the years indicated at cost basis (in thousands):

	30 – 59 Days		60 – 89 Days		Greater than 90 Days		Total Past Due		Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
December 31, 2011:
Whole loans	$	−	$	−	$	−	$	−	$544,673	$544,673	$	−
B notes		−		−		−		−	16,435	16,435		−
Mezzanine loans		−		−		−		−	67,874	67,874		−
Bank loans		−		−		−		−	1,173,753	1,173,753		−
Lease receivables		−		−		−		−	−	−		−
Loans receivable- related party		−		−		−		−	9,497	9,497		−
Total loans	$	−	$	−	$	−	$	−	$1,812,232	$1,812,232	$	−

December 31, 2010:
Whole loans	$	−	$	−	$	−	$	−	$441,372	$441,372	$	−
B notes		−		−		−		−	57,451	57,451		−
Mezzanine loans		−		−		5,000		5,000	141,811	146,811		−
Bank loans		−		−		−		−	860,463	860,463		−
Lease receivables		630		237		829		1,696	107,986	109,682		−
Loans receivable- related party		−		−		−		−	9,927	9,927		−
Total loans		$630		$237		$5,829		$6,696	$1,619,010	$1,625,706	$	−

Impaired Loans and Lease Receivables

The following tables show impaired loans and lease receivables indicated (in thousands):

							Average
			Unpaid				Investment		Interest
	Recorded		Principal		Specific		in Impaired		Income
	Balance		Balance		Allowance		Loans		Recognized
December 31, 2011:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$75,273		$75,273	$	−		$75,263		$2,682
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$37,765		$37,765		$(17,065)		$36,608		$920
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans		$2,693		$2,693		$(1,593)		$2,693	$	−

Total:
Whole loans		$113,038		$113,038		$(17,065)		$111,871		$3,602
B notes		−		−		−		−		−
Mezzanine loans		−		−		−		−		−
Bank loans		2,693		2,693		(1,593)		2,693		−
		$115,731		$115,731		$(18,658)		$114,564		$3,602

(Back to Index)

(Back to Index)

							Average
			Unpaid				Investment		Interest
	Recorded		Principal		Specific		in Impaired		Income
	Balance		Balance		Allowance		Loans		Recognized
December 31, 2010:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$111,401		$111,401	$	−		$58,058		$1,133
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Lease receivables	$	−	$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$37,219		$37,219		$(15,844)		$36,740		$993
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans		$5,000		$5,000		$(5,000)		$5,000	$	−
Bank loans		$362		$362		$(112)		$8,971	$	−
Lease receivables		$10,024		$10,024		$(4,107)		$4,791	$	−

Total:
Whole loans		$148,620		$148,620		$(15,844)		$94,798		$2,126
B notes		−		−		−		−		−
Mezzanine loans		5,000		5,000		(5,000)		5,000		−
Bank loans		362		362		(112)		8,971		−
Lease receivables		10,024		10,024		(4,107)		4,791		−
		$164,006		$164,006		$(25,063)		$113,560		$2,126

Troubled-Debt Restructurings

The following tables show the loan and lease receivable portfolio troubled-debt restructurings (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
December 31, 2011:
Whole loans	3	$67,985	$64,573
B notes	−	−	−
Mezzanine loans	−	−	−
Bank loans	−	−	−
Loans receivable - related party	1	7,981	7,981
Total loans	4	$75,966	$72,554

As of December 31, 2011 and 2010, there were no troubled-debt restructurings that subsequently defaulted.  There was one loan, with a par value of $37.8 million, that was deemed a troubled debt restructuring in 2010 which continued to require maturity extensions and monthly advances against the mezzanine balance during 2011.

Investments in Real Estate

The table below summarizes our investments in real estate (in thousands):
	As of December 31, 2011
	Book Value	Number of Properties
Multi-family property	$38,577	2
Office property	10,149	1
Subtotal	48,726
Less: Accumulated depreciation	(699)
Investments in real estate	$48,027

We had no investments in real estate as of December 31, 2010.

(Back to Index)

(Back to Index)

Acquisitions.  During the year ended December 31, 2011, we converted two loans we had originated to investments in real estate and acquired one real estate asset, summarized as follows:

●
On June 14, 2011, we converted a loan that we had originated to equity with a fair value of $22.4 million at acquisition.  The loan was collateralized by a 400 unit multi-family property in Memphis, Tennessee.  The property was 93.8% occupied at acquisition.

●
On June 24, 2011,  we converted a loan that we had originated to equity with a fair value of $10.7 million at acquisition.  The loan was collateralized by an office building in Pacific Palisades, California.  The property was 60% occupied at acquisition.

●
On August 1, 2011, we entered into an agreement to purchase Whispertree Apartments, a 504 multi-family property located in Houston, Texas, for $18.1 million, the fair value.  The property was 95% occupied at acquisition.  In conjunction with the purchase of this property, we entered into a mortgage in the amount of $13.6 million.

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

We acquired Whispertree Apartments and accounted for this transaction as a business combination in accordance with FASB ASC Topic 805.  In the fourth quarter of 2011, we obtained the final appraisal of the property.  Based on the final appraisal, we adjusted the value of the land and the value of the building by $3.9 million, respectively, as of the acquisition date.  Accordingly, these adjustments were recognized and are reflected in the consolidated financial statements as of December 31, 2011.

Restricted cash.  At December 31, 2011, we had restricted cash of $142.8 million, which consisted of $138.1 million of restricted cash on our six CDOs, $1.5 million held in a margin account related to our swap portfolio and $3.2 million held in restricted accounts at our investment properties.  At December 31, 2010, we had restricted cash of $168.2 million, which consisted of $160.5 million of restricted cash in our five CDOs, $5.2 million of restricted cash in our leasing securitization and $2.5 million held in a margin account, related to our swap portfolio.  The decrease of $25.4 million is primarily related to loan settlements in our CDOs and to a lesser extent, the expiration of the reinvestment period for two of our CDOs, Apidos CDO I and RREF CDO 2006-1, whereby any repaid principal will now be used to repay the principal balance of the notes outstanding.

Interest Receivable.  At December 31, 2011, we had interest receivable of $8.8 million, which consisted of $8.8 million of interest on our securities, loans and lease receivables and $15,000 of interest earned on escrow and sweep accounts.  At December 31, 2010, we had interest receivable of $6.3 million, which consisted of $6.3 million of interest on our securities, loans and lease receivables and $9,000 of interest earned on escrow and sweep accounts.  The increase in interest receivable is due to the following:

●	an increase of $697,000 in interest receivable on our bank loan portfolio due to the acquisition of $334.8 million par value of bank loans through the closing of Apidos CLO VIII in October 2011,

●	a $1.2 million increase in interest receivable on structured notes due to the timing of when payments on structured notes are due and received, and

●	an increase of $317,000 in interest receivable on our CMBS held as a result of new purchases through our Wells Fargo facility in 2011.

(Back to Index)

(Back to Index)
Other Assets.  The following table summarizes our other assets as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Management fees receivable	$1,171	$	−
Other receivables	1,191		1,374
Prepaid assets	1,626		590
Principal paydown	105		468
Total	$4,093		$2,432

Other assets increased $1.7 million to $4.1 million as of December 31, 2011 from $2.4 million as of December 31, 2010.  This increase resulted primarily from the following:

●
an increase of $1.2 million in management fees receivable which are related to our investment in an asset management subsidiary which entitles us to collect senior, subordinated and incentive fees related to five collateralized loan obligations; and

●
an increase of $1.0 million in prepaid assets which is primarily related to the acquisition of new real estate properties, as well as our directors’ and officers’ insurance policy and the timing of when we pay the related premium costs.

These increases were partially offset by a decrease of $360,000 in principal paydowns due to the timing of our receipt of payments on our leasing and bank loan portfolios and a decrease of $180,000 in other receivables which is principally due to receivables on the leasing portfolio that we had sold in 2011 in connection with the LCC transactions.

Hedging Instruments.  Our hedges at December 31, 2011 and 2010 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With interest rates at historically low levels and the forward curve projecting steadily increasing rates as well as the scheduled maturity of two hedges during 2012, we expect that the fair value of our hedges will modestly improve in 2012.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at December 31, 2011 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	$12,150	5.44%	06/26/07	03/25/12	(147)
Interest rate swap	1 month LIBOR	12,750	5.27%	07/25/07	08/06/12	(378)
Interest rate swap	1 month LIBOR	33,124	4.13%	01/10/08	05/25/16	(1,837)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(192)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(431)
Interest rate swap	1 month LIBOR	80,940	5.58%	06/26/07	04/25/17	(8,879)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(201)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(448)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(443)
Total CRE Swaps		152,124				(12,956)

CMBS Swaps
Interest rate swap	1 month LIBOR	86	0.64%	02/23/11	11/01/13	−
Interest rate swap	1 month LIBOR	28	0.51%	03/18/11	11/01/13	−
Interest rate swap	1 month LIBOR	103	0.55%	03/28/11	11/01/13	−
Interest rate swap	1 month LIBOR	152	0.55%	04/15/11	11/18/13	−
Interest rate swap	1 month LIBOR	3,266	1.11%	04/26/11	01/15/14	(28)
Interest rate swap	1 month LIBOR	4,215	0.84%	03/31/11	01/18/14	(13)
Interest rate swap	1 month LIBOR	4,130	1.93%	02/14/11	05/01/15	(108)
Interest rate swap	1 month LIBOR	758	1.30%	07/19/11	03/18/16	(10)
Interest rate swap	1 month LIBOR	3,043	1.95%	04/11/11	03/18/16	(95)
Total CMBS Swaps		15,781				(254)

Total Interest Rate Swaps		$167,905	4.87%			$(13,210)

We had no interest rate cap agreements as of December 31, 2011.  We had an interest rate cap agreement with a fair value of $60 and a notional amount of $14.8 million outstanding as of December 31, 2010 which reduced our exposure to variability in future cash flows attributable to LIBOR.

As of December 31, 2010, we had entered into hedges with a notional amount of $166.8 million and maturities ranging from July 2011 to July 2017.  At December 31, 2010, the fair value on our interest rate swap agreements was ($13.3) million.

(Back to Index)

(Back to Index)

Apidos CLO VIII Warehouse Facility - In June 2011, we formed Apidos CLO VIII and entered into a warehouse facility provided by Citibank, N.A. to purchase bank loans to include in Apidos CLO VIII.  This agreement, secured by our pledge of the preference shares we hold in Apidos CLO VIII, expired upon the closing of Apidos CLO VIII on October 13, 2011.

CMBS – Term Repurchase Facility.  In February 2011, our wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of highly-rated CMBS.  We guaranteed RCC Real Estate and RCC Commercial’s performance of their obligations under the repurchase agreement.  We have certain financial covenants, one of which is to maintain a leverage ratio of no greater than 9.0 to 1.0 as defined in the agreement.  We are in full compliance with all covenants as of December 31, 2011.  At December 31, 2011, RCC Real Estate had borrowed $55.9 million, all of which we had guaranteed, less unamortized deferred debt issuance costs for a net of $55.4 million.  At December 31, 2011, borrowings under the repurchase agreement were secured by CMBS with an estimated fair value of $64.3 million and had a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.54%.

Revolving Credit Facility.  On July 7, 2011, RCC and RCC Real Estate entered into a $10.0 million revolving credit facility with The Bancorp Bank.  The facility will provide bridge financing for up to five business days which will enable us to fund real estate loans to third parties prior to their sale to our CRE CDOs.  The facility is evidenced by a Revolving Judgment Note and Security Agreement to Bancorp Bank.  The facility is secured by a pledge of $32.9 million par value of the Class A-1 notes of Resource Real Estate Funding CDO 2006-1, or RREF CDO 2006-1, which are owned by RCC Real Estate.  The note becomes due and payable on September 30, 2012.  We are in compliance with all covenants related to this facility as of December 31, 2011.  There were no borrowings outstanding and we were in compliance with all covenants at December 31, 2011.

Collateralized Debt Obligations.  As of December 31, 2011, we had executed and retained equity in six CDO transactions as follows:

●
In October 2011, we closed Apidos CLO VIII, a $350.0 million CLO transaction that provided financing for bank loans.  The investments held by Apidos CLO VIII collateralized $317.6 million of senior notes issued by the CDO vehicle.  Resource TRS III purchased a $15.0 million equity interest representing approximately 43% of the outstanding preference shares.  At December 31, 2011, the notes issued to outside investors had a weighted average borrowing rate of 2.42%.

●
In September 2007, we closed Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008, an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, $250,000 of the Class J senior notes in January 2010, $5.0 million of the Class A-2 senior notes in August 2011, and $5.0 million of the Class A-2 senior notes in September 2011.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2011, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 0.85%.

●
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  Resource Commercial II holds a $28.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2011, the notes issued to outside investors had a weighted average borrowing rate of 0.95%.

●
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in September 2009, $3.5 million of the Class E senior note and $4.0 million of the Class F senior notes in September 2009 and $20.0 million of the Class A-1 senior notes in February 2010.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2011, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 1.44%.  The reinvestment period expired in September 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through December 31, 2011, $23.0 million of the Class A-1 senior notes was paid down.

●
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2011, the notes issued to outside investors had a weighted average borrowing rate of 0.99%.

(Back to Index)

(Back to Index)

●
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $28.5 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2011, the notes issued to outside investors had a weighted average borrowing rate of 1.00%.  The reinvestment period expired in July 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through December 31, 2011, $5.5 million of the Class A-1 senior notes was paid down.

On June 21, 2011, we surrendered to the respective trustees, for cancellation without consideration, certain notes issued by RREF CDO 2007-1 and RREF CDO 2006-1.  In RREF CDO 2007-1, we surrendered $7.5 million of the Class B notes, $6.5 million of the Class F notes, $6.25 million of the Class G notes and $10.625 million of the Class H notes.  In RREF CDO 2006-1, we surrendered $6.9 million of the Class B notes, $7.7 million of the Class C notes, $5.52 million of the Class D notes, $7.0 million of the Class E notes and $5.25 million of the Class F notes.  The surrendered notes were cancelled by the trustee under the applicable indentures, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations improves each respective CDO’s performance with respect to its over-collateralization and interest coverage tests, with which they already complied before cancellation, as well as secures our long term interest in these structured vehicles.

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

In October 2009, we amended our unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provides for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under our guarantee.  The interest rate adjustment took effect as of October 1, 2009 and expired on September 30, 2011.  The rates for RCT I and RCT II at December 31, 2011, were 4.32% and 4.38%, respectively and 6.25% and 6.24% at December 31, 2010, respectively.  The covenant waiver expired on January 1, 2012.  The junior subordinated debentures debt issuance costs are included in borrowings in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2011 were $450,000 and $467,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2010 were $590,000 and $604,000, respectively.

Stockholders’ Equity

Stockholders’ equity at December 31, 2011 was $429.7 million and gave effect to $14.3 million of unrealized losses on cash flow hedges and $32.0 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2010 was $348.3 million and gave effect to $13.3 million of unrealized losses on cash flow hedges and $19.3 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  The increase in stockholders’ equity during the year ended December 31, 2011 was principally due to the receipt of $46.6 million related to a common stock offering in March 2011 combined with $83.6 of proceeds from sales of our common stock through our DRIP in 2011.

Funds from Operations

We now evaluate our performance based on several performance measures, including Funds from Operations, or FFO, and Adjusted Funds from Operations, or AFFO, in addition to net income.  We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts as net income (computed in accordance with GAAP), excluding gains or losses on the sale of depreciable real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/ uncombined partnerships and joint ventures.

AFFO is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations.  We calculate AFFO by adding or subtracting from FFO: non-cash impairment losses resulting from fair value adjustments on financial instruments, non-cash provision for loan losses, straight-line rental effects, share based compensation, amortization of various deferred items and intangible assets, gains on debt extinguishment, several REIT tax planning adjustments considered non-recurring by management and capital expenditures that are related to our real estate owned.

(Back to Index)

(Back to Index)

Management believes that FFO and AFFO are appropriate measures of the Company’s operating performance in that they are frequently used by analysts, investors and other parties in the evaluation of REITs.  Management uses FFO and AFFO as measures of our operating performance, and believe they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash items, such as real estate depreciation, share-based compensation and various other items required by GAAP, and capital expenditures, that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods.

While the our calculations of AFFO may differ from the methodology used for calculating AFFO by other REITs and our AFFO may not be comparable to AFFO reported by other REITs, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare its performance with some other REITs.  Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP.  Furthermore FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties.  Neither FFO nor AFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of its liquidity.

The following table reconciles GAAP net income to Funds from Operations and Adjusted Funds from Operations for the periods presented (in thousands):

Year Ended
December 31,
2011 (2)
Net income − GAAP	$37,716
Adjustments:
Real estate depreciation and amortization	2,606
Impairment charges on repossessed real estate assets (1)	1,449
FFO	41,771
Adjustments:
Non-cash items:
Impairment losses on financial instruments	6,898
Provisions for loan losses	317
Straight line rental adjustments	(17)
Share-based compensation	2,526
Amortization of deferred costs (non real estate) and intangible assets	5,870
(Gains) on debt extinguishment	(3,875)
REIT tax planning adjustments (3)	11,751
Cash items:
Capital expenditures	(1,296)
AFFO	$63,945
Weighted average shares – diluted	70,809
AFFO per share – diluted	$0.90

(1)	Amount represents impairment charges recorded by us in connection with real estate debt converted to equity.
(2)	Comparative FFO and AFFO data is not provided since we did not own depreciable real property during the comparable period in 2010.
(3)
During the three months ended December 31, 2011, we took actions to remain in compliance with respect to its 75% REIT gross income test.  First, we transferred two of its CLOs, with non-qualifying income, into a taxable REIT subsidiary for the period October 27, 2011 and ending on December 31, 2011.  This transfer increased the tax provision during the three months and year ended December 31, 2011 by $4.7 million.  In addition, we sold several positions and generated tax losses to further reduce our non-qualifying income by $7.0 million for the year ended December 31, 2011.  We believe these actions were unique to the 2011 75% REIT gross income test and do not anticipate the significant impact of these transactions to recur in 2012.

(Back to Index)

(Back to Index)

REIT Taxable Income

We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code.  The following table reconciles GAAP net income to estimated REIT taxable income for the periods presented (in thousands):

	Years Ended
	December 31,
	2011	2010	2009
Net income – GAAP	$37,716	$19,447	$6,339
Taxable REIT subsidiary’s (loss) income	(6,033)	(9,833)	3,138
Adjusted net income	31,683	9,614	9,477

Adjustments:
Share-based compensation to related parties	274	805	543
Capital carryover (utilization)/losses from the sale of securities	(23,274)	(5,013)	4,818
Provision for loan and lease losses unrealized	6,478	44,357	26,877
Asset impairments	4,649	26,638	13,471
Equity in income (loss) of real estate joint venture	2,540	(14,493)	−
Tax gain on sale of real estate joint venture	−	1,443	−
Investments in real estate	1,788	−	−
Deferral of extinguishment of debt income	−	−	(28,530)
Net book to tax adjustment for the inclusion of our taxable foreign REIT subsidiaries	(10,211)	(22,204)	(6,277)
Subpart F income limitation	−	−	9,872
Distributable earnings from nonconsolidating taxable REIT subsidiary	−	1,000	−
Other net book to tax adjustments	(90)	(1,423)	1,212
Estimated REIT taxable income	$13,837	$40,724	$31,463

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

Liquidity and Capital Resources

For the year ended 2011, our principal sources of current liquidity were $46.6 million of net proceeds from our March 2011 offering and $83.6 million of proceeds from sales of common stock through our DRIP and funds available for reinvestment  in existing CDO financings of $110.9 million at December 31, 2011.  For the year ended 2010, our principal sources of current liquidity were $42.8 million of net proceeds from our May 2010 offering and $76.8 million of proceeds from sales of common stock through our DRIP and funds available in existing CDO financings of $160.5 million at December 31, 2010.

(Back to Index)

(Back to Index)

Our on-going liquidity needs consist principally of funds to make investments, including debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees and debt service.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs, which if the CDOs fail to meet certain tests, will cease.  Through December 31, 2010, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

The following table sets forth collateralized debt obligations – distributions and coverage test summary for the periods presented (in thousands):

				Annualized
				Interest
				Coverage	Overcollateralization
		Cash Distributions		Cushion	Cushion
		Years Ended		As of	As of	As of Initial
		December 31,	December 31,	December 31,	December 31,	Measurement
Name	CDO Type	2011 (1)	2010 (1)	2011 (2) (3)	2011 (4)	Date
		(actual)	(actual)
Apidos CDO I	CLO	$9,305	$7,695	$2,588	$14,187	$17,136
Apidos CDO III	CLO	$8,351	$6,552	$4,961	$9,634	$11,269
Apidos Cinco CDO	CLO	$9,941	$7,792	$4,924	$19,623	$17,774
RREF 2006-1	CRE CDO	$11,637	$8,929	$13,590	$53,698	$24,941
RREF 2007-1	CRE CDO	$10,743	$15,068	$8,806	$39,293	$26,032

(1)	Distributions on retained equity interests in CDOs (comprised of note investment and preference share ownership).
(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.
(3)	Interest coverage cushion represents the amount by which annualized interest income exceeds the annualized amount payable on all classes of CDO notes senior to our preference shares.
(4)	Overcollateralization cushion represents the amount by which the collateral held by the CDO issuer exceeds the maximum amount required.

At February 29, 2012, after paying the 2011 fourth quarter dividend, our liquidity of $158.3 million consists of two primary sources:

●	unrestricted cash and cash equivalents of $44.7 million, restricted cash of $1.0 million in margin call accounts and $2.9 million in the form of real estate escrows, reserves and deposits; and

●	capital available for reinvestment in our five CDO entities of $109.7 million, of which $1.6 million is designated to finance future funding commitments on CRE loans.

In addition, we have availability through two CRE term facilities to finance the purchase of highly-rated CMBS securities and originate commercial real estate loans of $38.6 million and $150.0 million, respectively.

Our leverage ratio may vary as a result of the various funding strategies we use.  As of December 31, 2011 and 2010, our leverage ratio was 4.2 times and 4.4 times, respectively.  The decrease in leverage ratio was primarily due to the offering proceeds received during our March 2011 offering, DRIP issuances and the repurchase of our CDO debt at substantial discounts during the year ended December 31, 2011 and was offset by our Wells Fargo CMBS repurchase facility and closing of our newest CLO, Apidos CLO VIII.

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year		1 – 3 years		3 – 5 years		More than 5 years
CDOs (1)	$1,668,049	$	−	$	−	$	−	$1,668,049
Repurchase Agreements (2)	55,406		55,406		−		−	−
Unsecured junior subordinated debentures (3)	50,631		−		−		−	50,631
Revolving Credit Facility	−		−		−		−	−
Base management fees (4)	7,496		7,496		−		−	−
Total	$1,781,582		$62,902	$	−	$	−	$1,718,680

(1)
Contractual commitments do not include $10.5 million, $13.9 million, $11.0 million, $61.1 million, $14.7 million and $25.5 million of interest expense payable through the non-call dates of July 2010, May 2011, September 2011, October 2013, August 2011 and September 2012, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, Apidos CLO VIII, RREF CDO 2006-1 and RREF CDO 2007-1.  The non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitments include $48,000 of interest expense payable through the maturity date of January 18, 2012 on our repurchase agreements.
(3)
Contractual commitments do not include $49.2 million and $50.2 million of interest expense payable through the maturity dates of September 2036 and October 2036, respectively, on our trust preferred securities.

(4)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

At December 31, 2011, we had 18 interest rate swap contracts with a notional value of $167.9 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  See “– Financial Condition – Hedging Instruments.”  As of December 31, 2011, the average fixed pay rate of our interest rate hedges was 4.87% and our receive rate was one-month LIBOR, or 0.29%.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of December 31, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

We have certain unfunded commitments related to our commercial real estate loan portfolio that we may be required to fund in the future.  Our unfunded commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria.  Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.  As of December 31, 2011, we had five loans with unfunded commitments totaling $5.2 million, of which $1.6 million will be funded by restricted cash in RREF CDO 2007-1.

On November 16, 2011, we together with LEAF Financial and LCC, subsidiaries of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”).  In accordance with the SPA, we and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes, see Note 19 “Related-Party Transactions” in the notes to consolidated financial statements.

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

Valuation of Investment Securities

We classify our investment portfolio as either available-for-sale investments, trading investments or held-to-maturity investments.  Although we generally plan to hold most of our investments to maturity, we may, from time to time, sell any of our investments due to changes in market conditions or in accordance with our investment strategy.  For a discussion of the basis of fair value analysis, and of the determination of whether an asset’s valuation should be characterized as Level 1, Level 2 or Level 3, see Note 21, “Fair Value of Financial Instruments” in the notes to consolidated financial statements.

We report securities available-for-sale at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  As of December 31, 2011 and 2010, we had aggregate unrealized losses on our available-for-sale securities of $32.0 million and $19.3 million, respectively, which, if not recovered, may result in the recognition of future losses.  To determine fair value, we use two methods, either a dealer quote or an internal valuation model, depending upon the current level of market activity.

For investment securities with higher levels of market activity, we obtain a quote from a dealer, which typically will be the dealer who sold us the security.  We have been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  Dependent upon how the dealers develop their quotes, market liquidity and levels of trading activity, we categorized these investment securities available-for-sale in Level 2 or 3 in the fair value hierarchy.  We evaluate the reasonableness of the quotes we receive by applying our own valuation models.  If there is a material difference between a quote we receive and the value indicated by our valuation models, we will evaluate the difference.  As part of that evaluation, we will discuss the difference with the dealer, who may revise their quote based upon these discussions.  Alternatively, we may revise our valuation models.

For investment securities with lower levels of market activity, we determine fair value based on taking a weighted average of the following three measures:

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

Our investment securities-trading are reported at fair value.  To determine fair value, we use dealer quotes or bids which are validated by applying an income approach that uses appropriate prepayment, default and recovery rates.  We record any changes in fair value in on our results of operations as net realized and unrealized gain on investment securities-trading.

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

As of December 31, 2011, we had engaged in 18 interest rate swaps with a notional value of $167.9 million and a fair value of ($13.2) million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts.  As of December 31, 2010, we had engaged in 10 interest rate swaps with a notional value of $166.8 million and a fair value of ($13.3) million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts.  The contracts we have entered into have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting.  The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting.  A hedge instrument is highly effective if changes in the fair value of the derivative provide an offset to at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged.  The interest rate swap contracts are carried on our consolidated balance sheets at fair value.  Any ineffectiveness which arises during the hedging relationship must be recognized in interest expense or income during the period in which it arises.  Before the end of the specified hedge time period, the effective portion of all contract gain and losses (whether realized or unrealized) is recorded in other comprehensive income or loss.  Realized gains and losses on the interest rate hedges are reclassified into earnings as an adjustment to interest expense during the period after the swap repricing date through the remaining maturity of the swap.  For taxable income purposes, realized gains and losses on interest rate cap and swap contracts are reclassified into earnings over the term of the hedged transactions as designated for tax.

We are not required to account for derivative contracts using hedge accounting as described above.  If we decided not to designate the derivative contracts as hedges and to monitor their effectiveness as hedges, or if we entered into other types of financial instruments that did not meet the criteria to be designated as hedges, changes in the fair values of these instruments would be recorded in our statement of operations, potentially resulting in increased volatility in our earnings.  We had no interest rate cap agreements at December 31, 2011.  We had one non-designated interest rate cap agreement with a fair value of $0 and a notional amount of $14.8 million outstanding at December 31, 2010 which reduced our exposure to variability in future cash flows attributable to LIBOR.

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

(Back to Index)

(Back to Index)

Variable Interest Entities

We consolidate entities that are variable interest entities, or VIEs where we have determined that we are the primary beneficiary of such entities. Once it is determined that we hold a variable interest in a VIE, management performs a qualitative analysis to determine (i) if we have the power to direct the matters that most significantly impact the VIE’s financial performance; and (ii) if we have the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If our variable interest possesses both of these characteristics, we are deemed to be the primary beneficiary and would be required to consolidate the VIE. This assessment must be done on an ongoing basis. The portions of these entities that we do not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements.  As of December 31, 2011, we determined that RREF CDO 2007-1, RREF CDO 2006-1, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO and Apidos CLO VIII were VIEs and that we were the primary beneficiary.

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance which changes the presentation of comprehensive income.  It eliminates the option to present comprehensive income as part of the changes in stockholders’ equity.  In addition, it requires consecutive disclosure of comprehensive income either as part of the statement of net income or in a statement immediately following.  Finally, the guidance requires disclosure on the face of the financial statements of any reclassifications between net income and other comprehensive income.  The guidance is effective for fiscal years and periods within those years beginning after December 15, 2011.  In December 2011, the FASB updated the guidance to defer the requirement related to the presentation of certain reclassification adjustments.  Adoption will require adjusted disclosure of our comprehensive income.

In April 2011, the FASB issued guidance which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset.  The amendments in this guidance will be effective for interim and annual reporting periods beginning on or after December 15, 2011, and will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  We are currently evaluating the effect of the adoption on our consolidated financial statements.

In April 2011, the FASB issued guidance to clarify the disclosures regarding troubled-debt restructurings originally effective as of December 15, 2010.  The new guidance surrounding troubled-debt restructuring was effective for interim and annual periods beginning after June 15, 2011.  Adoption of this guidance required additional disclosures in the notes to our consolidated financial statements (see Note 12).

In January 2010, the FASB issued guidance that required new disclosures and clarified some existing disclosure requirements about fair value measurements.  The pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances and settlements in the reconciliation of fair value measurements using significant unobservable inputs. In addition, it clarified the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements which became effective for us in 2011 and required additional disclosures.  The new guidance required enhanced disclosure in our footnotes (see Note 21).

(Back to Index)

(Back to Index)

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

As of December 31, 2011 and 2010, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The following sensitivity analysis tables show, at December 31, 2011, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	December 31, 2011
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$121,534	$119,274	$117,101
Change in fair value	$2,260		$(2,173)
Change as a percent of fair value	1.89%		1.82%

Hedging instruments:
Fair value	$(18,851)	$(13,210)	$(6,782)
Change in fair value	$(5,641)		$6,428
Change as a percent of fair value	42.70%		48.66%

(1)	Includes the fair value of available-for-sale investments that are sensitive to interest rate change.

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

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Capital Corp.

We have audited the accompanying consolidated balance sheets of Resource Capital Corp. (a Maryland corporation) and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in (collectively Resource Capital Corp. or the Company) equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under item 15 (a) 2.  These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Corp. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resource Capital Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 14, 2012

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$43,116	$29,488
Restricted cash	142,806	168,192
Investment securities, trading	38,673	17,723
Investment securities available-for-sale, pledged as collateral, at fair value	153,366	57,998
Investment securities available-for-sale, at fair value	4,678	5,962
Investment securities held-to-maturity, pledged as collateral	−	29,036
Property available-for-sale	2,980	4,444
Investment in real estate	48,027	−
Loans, pledged as collateral and net of allowances of $27.5 million and $34.2 million	1,772,063	1,443,271
Loans held for sale	3,154	28,593
Lease receivables, pledged as collateral, net of allowances of $0 and $70,000 and net of unearned income	−	109,612
Loans receivable–related party	9,497	9,927
Investments in unconsolidated entities	47,899	6,791
Dividend reinvestment plan proceeds receivable	−	10,000
Interest receivable	8,836	6,330
Deferred tax asset	626	4,401
Intangible assets	19,813	−
Other assets	4,093	2,432
Total assets	$2,299,627	$1,934,200
LIABILITIES
Borrowings	$1,808,986	$1,543,251
Distribution payable	19,979	14,555
Accrued interest expense	3,260	1,618
Derivatives, at fair value	13,210	13,292
Accrued tax liability	12,567	30
Deferred tax liability	5,624	9,798
Accounts payable and other liabilities	6,311	3,330
Total liabilities	1,869,937	1,585,874
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 79,877,516 and 58,183,425 shares issued and outstanding (including 1,428,931 and 534,957 unvested restricted shares)	80	58
Additional paid-in capital	659,700	528,373
Accumulated other comprehensive loss	(46,327)	(33,918)
Distributions in excess of earnings	(183,763)	(146,187)
Total stockholders’ equity	429,690	348,326
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,299,627	$1,934,200

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	December 31,
	2011	2010	2009
REVENUES
Interest income:
Loans	$86,739	$77,694	$85,857
Securities	12,744	11,434	7,225
Leases	−	11,306	4,336
Interest income – other	10,711	3,477	175
Total interest income	110,194	103,911	97,593
Interest expense	30,431	36,466	45,427
Net interest income	79,763	67,445	52,166
Rental income	3,656	−	−
Dividend income	2,955	−	−
Fee income	7,789	−	−
Total revenues	94,163	67,445	52,166

OPERATING EXPENSES
Management fees − related party	11,022	13,216	8,363
Equity compensation – related party	2,526	2,221	1,240
Professional services	3,791	3,627	3,866
Insurance	658	759	828
Rental operating expense	2,743	46	−
General and administrative	3,950	3,015	1,764
Depreciation on operating leases	−	4,003	−
Depreciation and amortization	4,619	−	−
Income tax expense	12,036	5,721	(2)
Total operating expenses	41,345	32,608	16,059
	52,818	34,837	36,107

OTHER (EXPENSE) REVENUE
Net impairment losses recognized in earnings	(6,898)	(26,804)	(13,471)
Net realized gain on investment securities available-for-sale and loans	2,622	4,821	1,890
Net realized and unrealized gain on investment securities, trading	858	14,791	−
Provision for loan and lease losses	(13,896)	(43,321)	(61,383)
Gain on the extinguishment of debt	3,875	34,610	44,546
Other (expense) income	(1,663)	513	(1,350)
Total other expense	(15,102)	(15,390)	(29,768)

NET INCOME	$37,716	$19,447	$6,339

NET INCOME PER SHARE – BASIC	$0.54	$0.41	$0.25

NET INCOME PER SHARE – DILUTED	$0.53	$0.41	$0.25

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	70,410,131	47,715,082	25,205,403

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	70,809,088	47,907,281	25,355,821

DIVIDENDS DECLARED PER SHARE	$1.00	$1.00	$1.15

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011, 2010 and 2009
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Total Stockholders’ Equity	Comprehensive (Loss)/Income
Balance, January 1, 2009	25,344,867	$26	$356,103	$(80,707)	$	−	$(89,117)	$186,305
Proceeds from common stock offering	10,294,455	10	46,315	−		−	−	46,325
Proceeds from dividend reinvestment and stock purchase plan	1,895,043	1	8,994	−		−	−	8,995
Offering costs	−	−	(2,964)	−		−	−	(2,964)
Repurchase and retirement of treasury shares	(1,400,000)	(1)	(5,038)	−		−	−	(5,039)
Stock based compensation	419,563		867	−		−	−	867
Amortization of stock based compensation	−	−	1,240	−		−	−	1,240
Forfeiture of unvested stock	(8,191)	−	−	−		−	−	−
Net income	−	−	−	−		6,339	−	6,339	$6,339
Securities available-for-sale, fair value adjustment, net	−	−	−	(729)		−	−	(729)	(729)
Designated derivatives, fair value adjustment	−	−	−	19,282		−	−	19,282	19,282
Distributions on common stock	−	−	−	−		(6,339)	(25,452)	(31,791)
Comprehensive income	−	−	−	−		−	−	−	$24,892
Balance, January 1, 2010	36,545,737	$36	$405,517	$(62,154)	$	−	$(114,569)	$228,830
Proceeds from dividend reinvestment and stock purchase plan	12,422,956	12	76,797	−		−	−	76,809
Proceeds from common stock offering	8,625,000	9	45,273	−		−	−	45,282
Offering costs	−	−	(2,875)	−		−	−	(2,875)
Stock based compensation	589,732	1	1,440	−		−	−	1,441
Amortization of stock based compensation	−	−	2,221	−		−	−	2,221
Net income	−	−	−	−		19,447	−	19,447	$19,447
Securities available-for-sale, fair value adjustment, net	−	−	−	28,329		−	−	28,329	28,329
Designated derivatives, fair value adjustment	−	−	−	(93)		−	−	(93)	(93)
Distributions on common stock	−	−	−	−		(19,447)	(31,618)	(51,065)
Comprehensive income	−	−	−	−		−	−	−	$47,683
Balance, January 1, 2011	58,183,425	$58	$528,373	$(33,918)	$	−	$(146,187)	$348,326
Proceeds from dividend reinvestment and stock purchase plan	13,511,300	14	83,561	−		−	−	83,575
Proceeds from common stock offering	6,900,000	7	47,603	−		−	−	47,610
Offering costs	−		(1,274)	−		−	−	(1,274)
Related party debt forgiveness	−	−	(1,552)	−		−		(1,552)
Stock based compensation	1,286,593	1	463	−		−	−	464
Amortization of stock based compensation	−		2,526	−		−	−	2,526
Forfeitures	(3,802)	−	−	−		−	−	−
Net income	−	−	−	−		37,716	−	37,716	$37,716
Securities available-for-sale, fair value adjustment, net	−	−	−	(12,718)		−	−	(12,718)	(12,718)
Designated derivatives, fair vaule adjustment	−	−	−	309		−	−	309	309
Distributions on common stock	−	−	−	−		(37,716)	(37,576)	(75,292)
Comprehensive income	−	−	−	−		−	−	−	$25,307
Balance, December 31, 2011	79,877,516	$80	$659,700	$(46,327)	$	−	$(183,763)	$429,690

The accompanying notes are an integral part of this statement

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,716	$19,447	$6,339
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	13,896	43,321	61,383
Depreciation of real estate investments	729	−	−
Amortization of intangible assets	3,890	−	−
Amortization of term facilities	570	875	1,355
Depreciation on operating leases	−	4,003	−
Accretion of net discounts on loans held for investment	(15,588)	(18,672)	(8,719)
Accretion of net discounts on securities available-for-sale	(3,698)	−	−
Amortization of discount on notes of CDOs	274	1,963	1,032
Amortization of debt issuance costs on notes of CDOs	3,341	4,226	4,058
Amortization of stock-based compensation	2,526	2,221	1,240
Amortization of terminated derivative instruments	227	387	499
Deferred income tax benefits	(398)	5,397	−
Non-cash incentive compensation to the Manager	430	1,098	1,143
Purchase of securities, trading	(38,904)	(16,317)	−
Principal payments on securities, trading	643	37	−
Proceeds from sales of securities, trading	18,131	13,357	−
Net realized and unrealized gain on investment securities-trading	(858)	(14,791)	−
Unrealized losses on non-designated derivative instruments	−	46	95
Net realized gains on investments	(2,622)	(4,821)	(1,890)
Net impairment losses recognized in earnings	6,898	26,804	13,471
Gain on the extinguishment of debt	(3,875)	(34,610)	(44,546)
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(5,628)	(6,543)	10,596
(Increase) decrease in interest receivable, net of purchased interest	(2,513)	(701)	2,697
Decrease in accounts receivable	−	−	424
Decrease in principal paydowns receivable	363	616	−
Increase in management fee payable	974	25	474
Increase (decrease) in security deposits	80	(264)	(791)
Increase in accounts payable and accrued liabilities	15,370	104	2,714
Increase (decrease) in accrued interest expense	1,696	181	(3,168)
Increase in other assets	(633)	(6,855)	(1,784)
Net cash provided by operating activities	33,037	20,534	46,622
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	31,014	(76,524)	(35,327)
Purchase of securities available-for-sale	(117,044)	(28,697)	(28,958)
Principal payments on securities available-for-sale	11,810	1,240	21
Proceeds from sale of securities available-for-sale	13,747	19,144	1,909
Investment in unconsolidated entity	(4,762)	(3,186)	(2,066)
Investments in real estate assets	(689)	−	−
Equity contribution to VIE	−	(7,333)	−
Purchase of loans	(970,309)	(340,355)	(243,786)
Principal payments received on loans	424,600	316,400	177,589
Proceeds from sale of loans	212,042	94,419	130,078
Purchase of investments in real estate	(19,299)	−	−
Proceeds from sale of real estate	1,464	−	−
Purchase of lease receivables	−	(28,161)	−
Payments received on lease receivables	−	13,985	8,655

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)

	Years Ended
	December 31,
	2011		2010		2009
CASH FLOWS FROM INVESTING ACTIVITIES: (Continued)
Proceeds from sale of lease receivables		−		1,579		2,125
Purchase of intangible asset		(21,213)		−		−
Investment in loans – related parties		(10,000)		(10,000)		−
Payments received on loans – related parties		10,430		73		−
Distribution from unconsolidated entities		−		−		−
Proceeds from sale of interest in subsidiary		−		−		7,545
Net cash (used in) provided by investing activities		(438,209)		(47,416)		17,785
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $1,263, $2,772 and $2,964)		46,347		42,510		43,362
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $11, $103, and $0)		83,564		76,706		8,995
Repurchase of common stock		−		−		(5,040)
Proceeds from borrowings:
Repurchase agreements		55,852		−		18
Collateralized debt obligations		323,244		−		−
Mortgage Payable		13,600		−		−
Secured term facility		−		6,500		−
Payments on borrowings:
Repurchase agreements		−		−		(17,108)
Collateralized debt obligations		(28,542)		−		−
Secured term facility		−		(369)		(13,395)
Equipment-backed securities notes		−		(18,046)		−
Repurchase of issued bonds		(6,125)		(56,740)		(10,974)
Settlement of derivative instruments		−		−		−
Payment of debt issuance costs		(6,385)		(502)		(293)
Proceeds from CDO retained notes		7,114		−		−
Distributions paid on common stock		(69,869)		(45,680)		(32,564)
Net cash provided by (used in) financing activities		418,800		4,379		(26,999)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		13,628		(22,503)		37,408
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		29,488		51,991		14,583
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$43,116		$29,488		$51,991

SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash		$32,596		$37,911		$48,138
Income taxes paid in cash	$	−	$	−	$	−

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

●	RCC Commercial, Inc. (“RCC Commercial”) holds bank loan investments. RCC Commercial owns 100% of the equity of the following VIEs:

–
Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”).  Apidos CDO I was established to complete a CDO issuance secured by a portfolio of bank loans and asset-backed securities (“ABS”).

–	Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and TRS. Apidos CDO III was established to complete a CDO issuance secured by a portfolio of bank loans and ABS.

●	RCC Commercial II, Inc. (“Commercial II”) holds bank loan investments and commercial real estate-related securities. Commercial II owns 100% of the equity of the following VIE:

–
Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company and TRS.  Apidos Cinco CDO was established to complete a CDO issuance secured by a portfolio of bank loans and ABS.

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

●
Resource TRS III, Inc. (“Resource TRS III”), a TRS directly owned by the Company, holds the Company’s interests in bank loan CDOs originated by the Company.  Resource TRS III owns 43% of the equity of the following VIE:

–	Apidos CLO VIII, Ltd (“Apidos CLO VIII”), a Cayman Islands limited liability company and TRS. Apidos CLO VIII was established to complete a CDO issuance secured by a portfolio of bank loans.

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
DECEMBER 31, 2011

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates affecting the accompanying consolidated financial statements include the net realizable and fair values of the Company’s investments and derivatives, the estimated life used to calculate depreciation, amortization, and accretion of premiums and discounts, respectively, on investments and provisions for loan and lease losses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase.  At December 31, 2011 and 2010, this included $4.8 million and $2.6 million, respectively, held in a prime brokerage account, $26.0 million and $25.6 million, respectively, held in a money market account, $12.0 million and $1.3 million, respectively, held in checking accounts, and $299,000 and $0, respectively, held in accounts at the Company’s investment properties.

Investment Securities

The Company classifies its investment portfolio as trading, available-for-sale or held-to-maturity.  The Company, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.

The Company’s investment securities, trading are reported at fair value (see Note 21).  To determine fair value, the Company uses dealer quotes or bids which are validated using an income approach utilizing appropriate prepayment, default, and recovery rates.  Any changes in fair value are recorded in the Company’s results of operations as net realized and unrealized gain (loss) on investment securities, trading.

The Company’s investment securities available-for-sale are reported at fair value (see Note 21).  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon the current level of market activity.

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
DECEMBER 31, 2011

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

Loans

The Company acquires loans through direct origination, through the acquisition of participations in commercial real estate loans and corporate leveraged loans in the secondary market and through syndications of newly originated loans.  Loans are held for investment; therefore, the Company initially records them at their acquisition price, and subsequently, accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts.  The Company may sell a loan held for investment where the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease.  Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company identifies these loans as “Loans held for sale” and will account for them at the lower of amortized cost or fair value.

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
DECEMBER 31, 2011

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Allowance for Loan Loss

The Company maintains an allowance for loan loss.  Loans held for investment are first individually evaluated for impairment so specific reserves can be applied.  Loans for which a specific reserve is not applicable are then evaluated for impairment as a homogeneous pool of loans with substantially similar characteristics so that a general reserve can be established, if needed.  The reviews are performed at least quarterly.

The Company considers a loan to be impaired if one of two conditions exists.  The first condition is if, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The second condition is if the loan is deemed to be a troubled-debt restructuring (“TDR”) where a concession has been given to a borrower in financial difficulty.  These TDRs may not have an associated specific loan loss allowance if the principal and interest amount is considered recoverable based on current market conditions, expected collateral performance and / or guarantees made by the borrowers.

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

An impaired loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received.

Comprehensive Income/(Loss)

Comprehensive loss for the Company includes net income and the change in net unrealized gains/(losses) on available-for-sale securities and derivative instruments used to hedge exposure to interest rate fluctuations and protect against declines in the market value of assets resulting from general market trends.

Income Taxes

The Company operates in such a manner as to qualify as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"); therefore, applicable REIT taxable income is included in the taxable income of its shareholders, to the extent distributed by the Company.  To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other qualification requirements as defined under the Code.  As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year.

Taxable income, from non-REIT activities managed through the Company’s taxable REIT subsidiaries, is subject to federal, state and local income taxes.  The Company’s taxable REIT subsidiaries’ income taxes are accounted for under the asset and liability method.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of assets and liabilities.

Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, the Company’s foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I’s, Apidos CDO III’s and Apidos Cinco CDO’s current taxable income in its calculation of REIT taxable income.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Income Taxes – (Continued)

On October 27, 2011, the Company reorganized the ownership structure of Apidos CDO I and Apidos CDO III.  As a result, for the period January 1, 2011 through October 26, 2011, the earnings from Apidos CDO I and Apidos CDO III are included the Company’s calculation of REIT taxable income.  For the period October 27, 2011 and ending on December 31, 2011, the earnings from Apidos CDO I and Apidos CDO III are excluded from the Company’s calculation of REIT taxable income and are subject to corporate tax.  Accordingly, a provision for income taxes for the earnings from October 27, 2011 through December 31, 2011 has been recorded.

On October 13, 2011, the Company acquired approximately 43% of the equity of Apidos CLO VIII, which is a foreign TRS, organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands.  This equity is directly owned by a domestic TRS of the Company; therefore, its earnings are excluded from the Company’s calculation of REIT taxable income and are subject to corporate tax.  Accordingly, a provision for income taxes has been recorded.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Investments in Real Estate – (Continued)

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

Other than an impairment charge of $1.7 million the Company took on conversion of a loan investment into equity of a real estate property in June 2011.  No impairment charges were recorded on the Company’s investment in real estate or intangible assets during the year ended December 31, 2011.

Recent Accounting Standards

In June 2011, the FASB issued guidance which changes the presentation of comprehensive income.  It eliminates the option to present comprehensive income as part of the changes in stockholders’ equity.  In addition, it requires consecutive disclosure of comprehensive income either as part of the statement of net income or in a statement immediately following.  Finally, the guidance requires disclosure on the face of the financial statements of any reclassifications between net income and other comprehensive income.  The guidance is effective for fiscal years and periods within those years beginning after December 15, 2011.  In December 2011, the FASB updated the guidance to defer the requirement related to the presentation of certain reclassification adjustments.  Adoption will require adjusted disclosure of the Company’s comprehensive income.

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

In April 2011, the FASB issued guidance to clarify the disclosures regarding TDRs originally effective as of December 15, 2010.  The new guidance surrounding TDRs was effective for interim and annual periods beginning after June 15, 2011.  Adoption of this guidance required additional disclosures in the notes to the Company’s consolidated financial statements (see Note 13).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Standards – (Continued)

In January 2010, the FASB issued guidance that required new disclosures and clarified some existing disclosure requirements about fair value measurements.  The pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances and settlements in the reconciliation of fair value measurements using significant unobservable inputs. In addition, it clarified the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements which became effective for the Company in 2011 and required additional disclosures.  The new guidance required enhanced disclosure in the Company’s footnotes (see Note 22).

Reclassifications

Certain reclassifications have been made to the 2010 and 2009 consolidated financial statements to conform to the 2011 presentation.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2011		2010		2009
Non-cash investing activities include the following:
Transfer of lease receivables	$	−	$	−		$89,763
Acquisition of lease receivables	$	−		$(100,305)	$	−
Contribution of lease receivables and other assets		$117,840	$	−	$	−
Conversion of equity in LEAF Funding 3 to preferred stock and warrants		$(21,000)	$	−	$	−
Increase in bank loan investments	$	−	$	−		$1,148
Decrease in bank loan investments	$	−	$	−		$(1,148)
Net purchase of loans on warehouse line		$(52,735)	$	−	$	−
Loans, pledged as collateral	$	−		$(4,444)	$	−
Property available-for-sale	$	−		$4,444	$	−
Acquisition of real estate investments		$(33,073)	$	−	$	−
Conversion of loans to investment in real estate		$34,550	$	−	$	−
Conversion of PIK interest in securities available-for-sale		$2,364	$	−	$	−

Non-cash financing activities include the following:
Distributions on common stock declared but not paid		$19,979		$14,555		$9,170
Issuance of restricted stock		$1,203		$338		$242
Transfer of secured term facility	$	−	$	−		$(82,319)
Assumption of equipment-backed securitized notes	$	−		$112,223	$	−
Settlement of a secured term facility	$	−		$(6,131)	$	−
Settlement of debt issuance costs	$	−		$(1,012)	$	−
Contribution of equipment-backed securitized notes and other liability		$(96,840)	$	−	$	−
Acquisition of loans on warehouse line		$52,735	$	−	$	−

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 4 − RESTRICTED CASH

Restricted cash as of December 31, 2011 consisted of $138.1 million held in six consolidated CDO trusts, $3.2 million held in restricted accounts at the Company’s investment properties and $1.5 million in cash collateralizing outstanding margin calls on the Company’s cash flow hedges.  Restricted cash as of December 31, 2010 consisted of $160.5 million held in five consolidated CDO trusts, $5.2 million held in a securitization of lease receivables and $2.5 million in cash collateralizing outstanding margin calls on the Company’s cash flow hedges.

NOTE 5 – INVESTMENT SECURITIES-TRADING

The following table summarizes the Company's structured notes and residential mortgage-back securities (“RMBS”), which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
December 31, 2011:
Structured notes	$27,345	$6,098		$(1,890)	$31,553
RMBS	8,729	100		(1,709)	7,120
Total	$36,074	$6,198		$(3,599)	$38,673

December 31, 2010:
Structured notes	$7,984	$9,739	$	−	$17,723
Total	$7,984	$9,739	$	−	$17,723

The Company purchased 27 securities and sold 11 securities during the year ended December 31, 2011, for a realized gain of $8.0 million.  The Company held 27 investments securities-trading as of December 31, 2011.  The Company purchased 26 securities and sold 13 securities during the year ended December 31, 2010, for a realized gain of $5.1 million.  The Company held 11 investments securities-trading as of December 31, 2010.

NOTE 6 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

In November 2011, the investment securities held-to-maturity were reclassified to investment securities available-for-sale since the Company no longer intended to hold these positions until maturity.  Comparable prior year data for the Company’s ABS can be found in Note 7.

The following table summarizes the Company's investment securities including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011:
CMBS	$161,512	$1,192	$(29,884)	$132,820
ABS	28,513	215	(3,527)	25,201
Other asset-backed	−	23	−	23
Total	$190,025	$1,430	$(33,411)	$158,044

December 31, 2010:
CMBS	$83,223	$7,292	$(26,578)	$63,937
ABS	−	−	−	−
Other asset-backed	−	23	−	23
Total	$83,223	$7,315	$(26,578)	$63,960

(1)	As of December 31, 2011 and 2010, $153.4 million and $58.0 million, respectively, of securities were pledged as collateral security under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 6 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The following table summarizes the estimated maturities of the Company’s CMBS and ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
December 31, 2011:
Less than one year	$61,137	(1)	$65,485	2.73%
Greater than one year and less than five years	69,376		91,826	4.75%
Greater than five years	25,596		29,527	3.90%
Greater than ten years	1,935		3,187	3.84%
Total	$158,044		$190,025	3.82%

December 31, 2010:
Less than one year	$3,264	(2)	$6,911	1.51%
Greater than one year and less than five years	29,004		46,138	3.45%
Greater than five years	31,692		30,174	5.64%
Total	$63,960		$83,223	4.08%

(1)
$6.7 million of  CMBS maturing in this category are collateralized by floating-rate loans and, as permitted under the CMBS terms, are expected to extend their maturities, because, beyond their contractual extensions which expired or will expire this year, the servicer may allow further extensions of the underlying floating rate loans.  The Company expects that the remaining $53.5 million of CMBS will either be extended or be paid in full.

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

The contractual maturities of the CMBS investment securities available-for-sale range from August 2012 to July 2022.  The contractual maturities of the ABS investment securities available-for-sale range from March 2012 to August 2022.

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, that those individual investment securities available-for-sale that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2011:
CMBS	$99,974	$(17,096)	$8,281	$(12,788)	$108,255	$(29,884)
ABS	13,583	(935)	4,473	(2,592)	18,056	(3,527)
Total temporarily impaired securities	$113,557	$(18,031)	$12,754	$(15,380)	$126,311	$(33,411)

December 31, 2010:
CMBS	$10,134	$(4,383)	$8,302	$(22,195)	$18,436	$(26,578)
ABS	−	−	−	−	−	−
Total temporarily impaired securities	$10,134	$(4,383)	$8,302	$(22,195)	$18,436	$(26,578)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 6 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The Company held eight and seven CMBS investment securities available-for-sale that have been in a loss position for more than 12 months as of December 31, 2011 and 2010, respectively.  The Company held seven ABS investment securities available-for-sale that have been in a loss position for more than 12 months as of December 31, 2011.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios and makes other-than-temporary impairment determinations at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

●	the length of time the market value has been less than amortized cost;

●	the severity of the impairment;

●	the expected loss of the security as generated by a third-party valuation model;

●	original and current credit ratings from the rating agencies;

●	underlying credit fundamentals of the collateral backing the securities;

●	whether, based upon the Company’s intent, it is more likely than not that the Company will sell the security before the recovery of the amortized cost basis;

●	third-party support for default, for recovery, prepayment speed and reinvestment price assumptions.

At December 31, 2011 and 2010, the Company held $132.8 million and $64.0 million, respectively, (net of net unrealized losses of $28.7 million and $19.3 million, respectively), of CMBS recorded at fair value.  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon the current level of market activity.  As of December 31, 2011 and 2010, $123.9 million and $53.7 million, respectively, of investment securities available-for-sale were valued using dealer quotes and $8.9 million and $10.3 million, respectively, were valued using a weighted average of three measures (see Note 2).

At December 31, 2011, the Company held $25.2 million, (net of net unrealized losses of $3.3 million), of ABS recorded at fair value (see Note 2). These securities were classified as securities held-to-maturity as of December 31, 2010.  To determine their fair value, the Company uses dealer quotes.

During the year ended December 31, 2011, the Company recognized $4.6 million of other-than-temporary impairment on one fixed rate position that supported the Company’s CMBS investments, bringing the fair value of this position to $200,000.  During the year ended December 31, 2010, the Company recognized $26.6 million of other-than-temporary impairment on five fixed rate positions that supported the Company’s CMBS investments, bringing the fair value of these positions to $215,000.  The assumed default of the underlying collateral positions in the Company’s cash flow model yielded a value of less than full recovery of the Company’s cost basis.  The net impairment losses were recognized in earnings in the consolidated statements of operations.  All of the Company’s other-than-temporary impairment losses are related to credit losses.

During the year ended December 31, 2011, the Company recognized a gain of $3.5 million related to the sale of one CMBS private placement position.  During the year ended December 31, 2010, the Company recognized a gain of $5.0 million related to the sale of five CMBS private placement positions.

During the years ended December 31, 2011 and 2010, the Company sold $8.1 million and $3.5 million of ABS securities.  In November 2011, the ABS investment securities held-to-maturity portfolio was reclassified to investment securities available-for-sale.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on CMBS in the Company’s investment portfolio.  At December 31, 2011, the aggregate discount exceeded the aggregate premium on the Company’s CMBS by approximately $13.2 million.  At December 31, 2010, the aggregate discount exceeded the aggregate premium on the Company’s CMBS by approximately $20.9 million.  At December 31, 2011 and 2010 the discount on the Company’s ABS portfolio was $3.8 million and $2.8 million, respectively.  There were no premiums on the Company’s ABS investment portfolio.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 7 – INVESTMENT SECURITIES HELD-TO-MATURITY

In November 2011, the Company’s investment securities held-to-maturity were reclassified to investment securities available-for-sale since the Company no longer intended to hold these positions until maturity.  These investments are now held at fair value with any unrealized gain or loss is reported in the stockholder’s equity section of the balance sheet.  Comparable current year data for the Company’s ABS can be found in Note 6.

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

The following table summarizes the estimated maturities of the Company’s securities held-to-maturity according to their contractual lives (in thousands):

Contractual Life	Amortized Cost		Fair Value		Weighted Average Coupon
December 31, 2010:
Less than one year	$	−	$	−	− %
Greater than one year and less than five years		5,000		4,830	6.14%
Greater than five years and less than ten years		15,891		15,073	1.97%
Greater than ten years		8,145		6,038	4.11%
Total		$29,036		$25,941

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

The Company held 12 investment securities held-to-maturity that had been in a loss position for more than 12 months as of December 31, 2010.  The unrealized losses in the above table were considered to be temporary impairments due to market factors and were not reflective of credit deterioration.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 8 – INVESTMENTS IN REAL ESTATE

The table below summarizes the Company’s investments in real estate (in thousands):

	As of December 31, 2011
	Book Value	Number of Properties
Multi-family property	$38,577	2
Office property	10,149	1
Subtotal	48,726
Less: Accumulated depreciation	(699)
Investments in real estate	$48,027

The Company had no investments in real estate as of December 31, 2010.

Acquisitions

During the year ended December 31, 2011, the Company converted two loans it had originated to investments in real estate and acquired one real estate asset, summarized as follows:

●
On June 14, 2011, the Company converted a loan that it had originated to equity with a fair value of $22.4 million at acquisition.  The loan was collateralized by a 400 unit multi-family property in Memphis, Tennessee.  The property was 93.8% occupied at acquisition.

●
On June 24, 2011, the Company converted a loan that it had originated to equity with a fair value of $10.7 million at acquisition.  The loan was collateralized by an office building in Pacific Palisades, California.  The property was 60% occupied at acquisition.  In conjunction with the purchase of this property, we entered into a mortgage in the amount of $13.6 million.

●
On August 1, 2011, the Company, through its subsidiary RCC Real Estate, purchased Whispertree Apartments, a 504 multi-family property located in Houston, Texas, for $18.1 million, the fair value.  The property was 95% occupied at acquisition.

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

The Company accounted for the acquisition of Whispertree Apartments as a business combination in accordance with FASB ASC Topic 805.  In the fourth quarter of 2011, the Company obtained the final appraisal of the property.  Based on the final appraisal, the Company adjusted the value of the land and the value of the building by $3.9 million, respectively, as of the acquisition date.  Accordingly, these adjustments were recognized and are reflected in the consolidated financial statements as of December 31, 2011.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 8 – INVESTMENTS IN REAL ESTATE – (Continued)

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

	Years Ended
	December 31,
	2011	2010
Description:
Total revenue, as reported	$94,163	$67,445
Pro forma revenue	$99,012	$74,830
Net income, reported	$52,818	$34,837
Pro forma net income	$51,548	$33,640

Earnings per share – basic, reported	$0.54	$0.41
Earnings per share per – diluted, reported	$0.53	$0.41
Pro forma earnings per share - basic	$0.73	$0.71
Pro forma earnings per share - diluted	$0.73	$0.70

These amounts have been calculated after adjusting the results of the acquired properties to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to the Company’s investments in real estate had been applied from January 1, 2010.

NOTE 9 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
December 31, 2011:
Bank loans (3)	$1,205,826	$(32,073)	$1,173,753
Commercial real estate loans:
Whole loans	545,828	(1,155)	544,673
B notes	16,579	(144)	16,435
Mezzanine loans (3)	67,842	32	67,874
Total commercial real estate loans	630,249	(1,267)	628,982
Subtotal loans before allowances	1,836,075	(33,340)	1,802,735
Allowance for loan loss	(27,518)	−	(27,518)
Total	$1,808,557	$(33,340)	$1,775,217

December 31, 2010:
Bank loans (3)	$887,667	$(27,204)	$860,463
Commercial real estate loans:
Whole loans	441,706	(334)	441,372
B notes	57,613	(162)	57,451
Mezzanine loans (3)	146,668	143	146,811
Total commercial real estate loans	645,987	(353)	645,634
Subtotal loans before allowances	1,533,654	(27,557)	1,506,097
Allowance for loan loss	(34,233)	−	(34,233)
Total	$1,499,421	$(27,557)	$1,471,864

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 9 – LOANS HELD FOR INVESTMENT – (Continued)

(1)
Amounts include deferred amendment fees of $286,000 and $636,000 being amortized over the life of the bank loans and $123,000 and $124,000 being amortized over the life of the commercial real estate loans as of December 31, 2011 and 2010, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2011 and 2010, respectively.
(3)	Amounts include $3.2 million of bank loans as of December 31, 2011 and $4.0 million of bank loans and $24.6 million of mezzanine loans held for sale as of December 31, 2010.

At December 31, 2011 and 2010, approximately 41.9% and 38.0%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 9.1% and 8.8%, respectively, in Arizona; 1.6% and 10.4%, respectively, was concentrated in New York; and approximately 8.0% in Florida.  At December 31, 2011 and 2010, approximately 13.9% and 10.7%, respectively, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.

At December 31, 2011, the Company’s bank loan portfolio consisted of $1.2 billion (net of allowance of $3.3 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 1.1% and LIBOR plus 10.6% with maturity dates ranging from March 2012 to September 2019.  At December 31, 2010, the Company’s bank loan portfolio consisted of $857.9 million (net of allowance of $2.6 million) of floating rate loans, which bear interest ranging between LIBOR plus 0.5% and LIBOR plus 9.5% with maturity dates ranging from March 2011 to December 2017.

The following is a summary of the weighted average life of the Company’s bank loans, at amortized cost (in thousands):

	Years Ended
	December 31,
	2011	2010
Less than one year	$1,968	$4,245
Greater than one year and less than five years	684,376	643,699
Five years or greater	487,409	212,519
	$1,173,753	$860,463

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 9 – LOANS HELD FOR INVESTMENT – (Continued)

The following is a summary of the Company’s commercial real estate loans (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (4)
December 31, 2011:
Whole loans, floating rate (1) (5)	32	$537,708	LIBOR plus 2.50% to LIBOR plus 5.75%	April 2012 to February 2019
Whole loans, fixed rate	1	6,965	10.00%	June 2012
B notes, fixed rate	1	16,435	8.68%	April 2016
Mezzanine loans, floating rate	3	53,908	LIBOR plus 2.50% to LIBOR plus 7.45%	May 2012 to December 2012
Mezzanine loans, fixed rate	2	13,966	8.99% to 11.00%	January 2016 to September 2016
Total (3)	39	$628,982

December 31, 2010:
Whole loans, floating rate (1)	25	$441,372	LIBOR plus 1.50% to LIBOR plus 5.75%	May 2011 to January 2018
B notes, floating rate	2	26,485	LIBOR plus 2.50% to LIBOR plus 3.01%	July 2011 to October 2011
B notes, fixed rate	2	30,966	7.00% to 8.68%	July 2011 to April 2016
Mezzanine loans, floating rate	6	93,266	LIBOR plus 2.15% to LIBOR plus 3.00%	May 2011 to January 2013
Mezzanine loans, fixed rate (2)	5	53,545	8.14% to 11.00%	January 2016 to September 2016
Total (3)	40	$645,634

(1)
Whole loans had $5.2 million and $5.0 million in unfunded loan commitments as of December 31, 2011 and 2010, respectively.  These commitments are funded as the loans require additional funding and the related borrowers have satisfied the requirements to obtain this additional funding.

(2)	Fixed rate mezzanine loan dates exclude a loan that matured in May 2010, was in default and had been on non-accrual status since its default. The loan was written off in March 2011.
(3)	The total does not include an allowance for loan losses of $24.2 million and $31.6 million recorded as of December 31, 2011 and 2010, respectively.
(4)	Maturity dates do not include possible extension options that may be available to the borrowers.
(5)
Floating rate whole loans includes a $2.0 million mezzanine portion of a whole loan that has a fixed rate of 15.0% and a preferred equity loan for $302,000 that has a fixed rate of 10% as of December 31, 2011.

During the year ended December 31, 2011, the Company converted a loan collateralized by a multi-family apartment property to an equity position.  After determining the fair value of the apartment building, the Company determined that there was no gain or loss on conversion of the property.  The Company classified this property as investments in real estate with a carrying value of $21.1 million at December 31, 2011.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 9 – LOANS HELD FOR INVESTMENT – (Continued)

During the year ended December 31, 2011, the Company converted a loan collateralized by an office building to an equity position.  After a review of the fair value of the office building, the Company determined a provision of $1.7 million was needed.  The Company classified this property as investments in real estate with a carrying value of $10.0 million at December 31, 2011.

The following is a summary of the weighted average life of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2012		2013		2014 and Thereafter	Total
December 31, 2011:
B notes	$	−	$	−	$16,435	$16,435
Mezzanine loans		38,072		5,319	24,483	67,874
Whole loans		97,327		3,250	444,096	544,673
Total (1)		$135,399		$8,569	$485,014	$628,982

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.

The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
December 31, 2011:
B notes	$253	0.92%
Mezzanine loans	1,437	5.23%
Whole loans	22,531	81.87%
Bank loans	3,297	11.98%
Total	$27,518

December 31, 2010:
B notes	$899	2.6%
Mezzanine loans	8,553	25.0%
Whole loans	22,165	64.8%
Bank loans	2,616	7.6%
Total	$34,233

As of December 31, 2011, the Company had recorded an allowance for loan losses of $27.5 million consisting of a $3.3 million allowance on the Company’s bank loan portfolio and a $24.2 million allowance on the Company’s commercial real estate portfolio as a result of the impairment of one bank loan and four commercial real estate loans as well as the maintenance of a general reserve with respect to these portfolios.

As of December 31, 2010, the Company had recorded an allowance for loan losses of $34.2 million consisting of a $2.6 million allowance on the Company’s bank loan portfolio and a $31.6 million allowance on the Company’s commercial real estate portfolio as a result of the impairment of one bank loan and eight commercial real estate loans as well as the maintenance of a general reserve with respect to these portfolios.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 10 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

On November 16, 2011, the Company together with LEAF Financial and LEAF Commercial Capital, Inc. (“LCC”), a commercial finance company specializing in equipment leasing formed in January 2011, subsidiaries of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”).  In exchange for its prior interest in LCC, the Company received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the “Series D Preferred Stock”), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC.  Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LCC as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. The Company’s investment in LCC was valued at $36.3 million based on a third-party valuation. Accordingly, the Company recorded a loss of $2.2 million in conjunction with the transaction.  Subsequent to this transaction, the Company’s resulting interest will be accounted for under the equity method.

The Company has a 100% interest valued at $1.5 million in the common shares (three percent of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  The Company does not have the power to direct the activities of either trust, nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these trusts.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated into the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the years ended December 31, 2011, and 2010, the Company recognized $3.0 million and $3.6 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $277,000 and $302,000, respectively, of amortization of deferred debt issuance costs.  The Company will continuously reassess as to whether it should be deemed to be the primary beneficiary of the trusts.

NOTE 11 –LEASE RECEIVABLES

In May 2010, the Company closed a $120.0 million securitization.  The securitization, LEAF Equipment Leasing Income Fund III, L.P. (“LEAF Funding 3”), issued equipment-backed securitized notes at a weighted average discounted price of 93.6% with a weighted average interest rate of 7.85% and a weighted average life of 1.89 years.  At closing, $14.4 million of the proceeds were placed into a restricted account and were used as new leases were originated by LEAF Funding 3 together with an additional equity contribution by the Company of approximately $1.2 million.  The notes can be prepaid upon reaching 15% of the original issuance amount through an auction call provision or upon reaching 10% through a standard clean-up.  The transaction was structured and purchased by a third-party, who then sold the securitization to the Company.  The Company had $21.0 million of equity invested in LEAF Funding 3 as of December 31, 2010.  The Company evaluated this transaction and determined that the securitization was a VIE and that the Company was the primary beneficiary.  Therefore, the securitization had been consolidated onto the Company’s consolidated financial statements.  On January 4, 2011, the Company made an investment, in conjunction with a debt financing commitment from Guggenheim Securities, in LCC.  LEAF contributed its leasing platform and directly-held leases and loans to LCC while the Company and Guggenheim Securities committed to investing up to $44.0 million of capital (which included an option in LCC to require the Company to invest an additional $10 million at a later date) in the form of preferred stock and subordinated debt, respectively, into LCC. A portion of the Company’s investment consisted of the contribution of leases and loans and equity in these investments it had acquired from LEAF.  In return, the Company received 2,626 shares of LEAF Commercial Series A preferred stock and warrants to purchase 4,800 shares of LCC common stock for an exercise price of $0.01 per share (representing 48% of LCC’s common stock on a fully-diluted basis).  Subsequently, on November 16, 2011, in connection with an investment made by Eos, the Company’s investment was converted into series A, B and D preferred stock (see Note 10).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 11 –LEASE RECEIVABLES – (Continued)

The Company did not have any direct financing leases as of December 31, 2011.  As of December 31, 2010, the leases in the Company’s portfolio had weighted average initial lease and loan terms of 53 months.  The interest rates on lease receivables ranged from 8% to 14% as of December 31, 2010.

Leases not meeting any of the criteria to be classified as direct financing leases were deemed to be operating leases.  Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, was recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years.  Rental income consisted primarily of monthly periodic rental payments due under the terms of the leases.  The Company recognized rental income on a straight-line basis and recorded it as interest income in the consolidated statement of operations.  The Company recognized $5.0 million in rental income during the year ended December 31, 2010.

NOTE 12 –FINANCING RECEIVABLES

The disclosures in this footnote are required pursuant to guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following tables show the allowance for loan and lease receivable losses and recorded investments in loans and lease receivables for the years indicated (in thousands):

	Commercial Real Estate Loans		Bank Loans		Lease Receivables		Loans Receivable- Related Party		Total
December 31, 2011:
Allowance for losses at January 1, 2011		$31,617		$2,616		$70	$	−		$34,303
Provision for loan loss		6,478		7,418		−		−		13,896
Loans charged-off		(13,874)		(6,737)		(70)		−		(20,681)
Recoveries		−		−		−		−		−
Allowance for losses at December 31, 2011		$24,221		$3,297	$	−	$	−		$27,518
Ending balance:
Individually evaluated for impairment		$17,065		$1,593	$	−	$	−		$18,658
Collectively evaluated for impairment		$7,156		$1,704	$	−	$	−		$8,860
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$113,038		$2,693	$	−	$	−		$115,731
Collectively evaluated for impairment		$515,944		$1,171,060	$	−		$9,497		$1,696,501
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 12 –FINANCING RECEIVABLES – (Continued)

	Commercial Real Estate Loans		Bank Loans		Lease Receivables		Loans Receivable-Related Party		Total
December 31, 2010:
Allowance for losses at January 1, 2010		$29,297		$17,825		$1,140	$	−		$48,262
Provision for loan loss		44,357		(1,348)		312		−		43,321
Loans charged-off		(42,037)		(13,861)		(1,432)		−		(57,330)
Recoveries		−		−		50		−		50
Allowance for losses at December 31, 2010		$31,617		$2,616		$70	$	−		$34,303

Ending balance:
Individually evaluated for impairment		$20,844		$112	$	−	$	−		$20,956
Collectively evaluated for impairment		$10,773		$2,504		$70	$	−		$13,347
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

Loans:
Ending balance:
Individually evaluated for impairment		$153,620		$362		$10,024	$	−		$164,006
Collectively evaluated for impairment		$492,014		$860,101		$99,658		$9,927		$1,461,700
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

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

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2011:
Bank loans	$1,076,298	$19,739	$60,329	$11,540	$2,693	$3,154	$1,173,753

As of December 31, 2010:
Bank loans	$759,161	$43,858	$45,115	$7,940	$362	$4,027	$860,463

All of the Company’s bank loans are performing with the exception of one loan which defaulted on December 30, 2011 with a carrying amount of $2.7 million as of December 31, 2011.  As of December 31, 2010, all of the Company’s bank loans were performing with the exception of one loan with a carrying amount of $362,000, which had been in default since September 2010 and which was sold in November 2011.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 12 –FINANCING RECEIVABLES – (Continued)

Commercial Real Estate Loans

The Company uses a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing the Company’s highest rating and 4 representing its lowest rating.  The Company designates loans that are sold after the period end at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  In addition to the underlying performance of the loan collateral, the Company considers such things as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading its commercial real estate loans.

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale		Total
As of December 31, 2011:
Whole loans	$329,085	$87,598	$90,225	$37,765	$	−	$544,673
B notes	16,435	−	−	−		−	16,435
Mezzanine loans	23,347	−	44,527	−		−	67,874
	$368,867	$87,598	$134,752	$37,765	$	−	$628,982
As of December 31, 2010:
Whole loans	$123,350	$16,143	$264,660	$37,219	$	−	$441,372
B notes	16,538	−	40,913	−		−	57,451
Mezzanine loans	32,635	−	84,610	5,000		24,566	146,811
	$172,523	$16,143	$390,183	$42,219		$24,566	$645,634
All of the Company’s commercial real estate loans are performing as of December 31, 2011.  As of December 31, 2010, all our commercial real estate loans were performing except for one loan with a par amount of $5.0 million which has been in default since May 2010 and was charged-off in the quarter ended March 31, 2011.

Lease receivables

The Company does not have any lease receivables as of December 31, 2011, although it did have lease receivables as of December 31, 2010.  If the Company holds lease receivables, it evaluates the adequacy of the allowance for credit losses in lease receivables based upon, among other factors, management’s historical experience with its commercial finance portfolios, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases and loans, a migration analysis is performed that estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  The Company fully reserves, net of recoveries, all leases and loans after they are 180 days past due.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 12 –FINANCING RECEIVABLES – (Continued)

Loan and Lease Receivable Portfolios Aging Analysis

The following table shows the loan and lease receivable portfolio aging analysis for the years indicated at cost basis (in thousands):

	30 – 59 Days		60 – 89 Days		Greater than 90 Days		Total Past Due		Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
December 31, 2011:
Whole loans	$	−	$	−	$	−	$	−	$544,673	$544,673	$	−
B notes		−		−		−		−	16,435	16,435		−
Mezzanine loans		−		−		−		−	67,874	67,874		−
Bank loans		−		−		−		−	1,173,753	1,173,753		−
Lease receivables		−		−		−		−	−	−		−
Loans receivable- related party		−		−		−		−	9,497	9,497		−
Total loans	$	−	$	−	$	−	$	−	$1,812,232	$1,812,232	$	−

December 31, 2010:
Whole loans	$	−	$	−	$	−	$	−	$441,372	$441,372	$	−
B notes		−		−		−		−	57,451	57,451		−
Mezzanine loans		−		−		5,000		5,000	141,811	146,811		−
Bank loans		−		−		−		−	860,463	860,463		−
Lease receivables		630		237		829		1,696	107,986	109,682		−
Loans receivable- related party		−		−		−		−	9,927	9,927		−
Total loans		$630		$237		$5,829		$6,696	$1,619,010	$1,625,706	$	−

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 12 –FINANCING RECEIVABLES – (Continued)

Impaired Loans and Lease Receivables

The following tables show impaired loans and lease receivables for the years indicated (in thousands):

							Average
			Unpaid				Investment		Interest
	Recorded		Principal		Specific		in Impaired		Income
	Balance		Balance		Allowance		Loans		Recognized
December 31, 2011:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$75,273		$75,273	$	−		$75,263		$2,682
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$37,765		$37,765		$(17,065)		$36,608		$920
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans		$2,693		$2,693		$(1,593)		$2,693	$	−

Total:
Whole loans		$113,038		$113,038		$(17,065)		$111,871		$3,602
B notes		−		−		−		−		−
Mezzanine loans		−		−		−		−		−
Bank loans		2,693		2,693		(1,593)		2,693		−
		$115,731		$115,731		$(18,658)		$114,564		$3,602

December 31, 2010:
Loans and lease receivables without a specific valuation allowance:
Whole loans		$111,401		$111,401	$	−		$58,058		$1,133
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Lease receivables	$	−	$	−	$	−	$	−	$	−
Loans and lease receivables with a specific valuation allowance:
Whole loans		$37,219		$37,219		$(15,844)		$36,740		$993
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans		$5,000		$5,000		$(5,000)		$5,000	$	−
Bank loans		$362		$362		$(112)		$8,971	$	−
Lease receivables		$10,024		$10,024		$(4,107)		$4,791	$	−

Total:
Whole loans		$148,620		$148,620		$(15,844)		$94,798		$2,126
B notes		−		−		−		−		−
Mezzanine loans		5,000		5,000		(5,000)		5,000		−
Bank loans		362		362		(112)		8,971		−
Lease receivables		10,024		10,024		(4,107)		4,791		−
		$164,006		$164,006		$(25,063)		$113,560		$2,126

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 12 –FINANCING RECEIVABLES – (Continued)

Troubled-Debt Restructurings

The following tables show troubled-debt restructurings for the Company’s loan and lease receivable portfolios (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Year Ended December 31, 2011:
Whole loans	3	$67,985	$64,573
B notes	−	−	−
Mezzanine loans	−	−	−
Bank loans	−	−	−
Loans receivable - related party	1	7,981	7,981
Total loans	4	$75,966	$72,554

As of December 31, 2011 and 2010, there were no troubled-debt restructurings that subsequently defaulted.  There was one loan, with a par value of $37.8 million, that was deemed a troubled debt restructuring in 2010 which continued to require maturity extensions and monthly advances against the mezzanine balance during 2011.

NOTE 13 – INTANGIBLE ASSETS

Intangible assets represent identifiable intangible assets acquired as a result of the Company’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  The Company amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  The Company evaluates intangible assets for impairment as events and circumstances change.  The Company recorded amortization expense of intangible assets of $3.9 million for the year ended December 31, 2011, and expects to record amortization expense of approximately $3.3 million for the year ended December 31, 2012, $2.7 million for the year ended December 31, 2013, $2.6 million for the years ended December 31, 2014 and 2015 and $2.5 million for the year ended December 31, 2016.  The weighted average remaining amortization period is eight years at December 31, 2011 and amortization for the year ended December 31, 2011 was $3.9 million.  There was no such expense for the year ended December 31, 2010.

The following table summarizes intangible assets at December 31, 2011 (in thousands).  No such assets existed at December 31, 2010.

	Beginning Balance	Accumulated Amortization	Net Asset
December 31, 2011:
Investment in RCAM	$21,213	$(2,237)	$18,976
Investments in real estate:
In-place leases	2,461	(1,634)	827
Above (below) market leases	29	(19)	10
	2,490	(1,653)	837
Total intangible assets	$23,703	$(3,890)	$19,813

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 14 – BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to the Company’s borrowings at December 31, 2011 and 2010 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
December 31, 2011:
RREF CDO 2006-1 Senior Notes (1)	$157,803	1.44%	34.6 years	$264,796
RREF CDO 2007-1 Senior Notes (2)	315,882	0.85%	34.8 years	422,641
Apidos CDO I Senior Notes (3)	314,884	1.04%	5.6 years	315,088
Apidos CDO III Senior Notes (4)	261,209	0.99%	8.5 years	260,167
Apidos Cinco CDO Senior Notes (5)	319,959	0.95%	8.4 years	326,164
Apidos CLO VIII Senior Notes (6)	298,312	2.42%	9.8 years	334,122
Apidos CLO VIII Securitized Borrowings (10)	21,364	− %	9.8 years	−
Unsecured Junior Subordinated Debentures (7)	50,631	4.35%	24.7 years	−
Repurchase Agreements (8)	55,406	1.54%	18.0 days	64,321
Mortgage Payable (9)	13,536	4.23%	6.6 years	18,100
Total	$1,808,986	1.38%	15.3 years	$2,005,399

December 31, 2010:
RREF CDO 2006-1 Senior Notes (1)	$173,053	1.33%	35.6 years	$299,002
RREF CDO 2007-1 Senior Notes (2)	325,025	0.82%	35.8 years	390,600
Apidos CDO I Senior Notes (3)	319,748	0.87%	6.6 years	327,318
Apidos CDO III Senior Notes (4)	260,682	0.75%	9.5 years	265,418
Apidos Cinco CDO Senior Notes (5)	319,373	0.79%	9.4 years	335,227
Equipment Contract Backed Notes, Series 2010-2 (6)	95,016	5.00%	5.4 years	109,612
Unsecured Junior Subordinated Debentures (7)	50,354	6.24%	25.7 years	−
Total	$1,543,251	1.30%	17.6 years	$1,727,177

(1)
Amount represents principal outstanding of $159.1 million and $174.9 million less unamortized issuance costs of $1.2 million and $1.8 million as of December 31, 2011 and 2010, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $318.6 million and $328.5 million less unamortized issuance costs of $2.7 million and $3.5 million as of December 31, 2011 and 2010, respectively.  This CDO transaction closed in September 2007.

(3)
Amount represents principal outstanding of $315.9 million less unamortized issuance costs of $1.1 million as of December 31, 2011 and $1.8 million as of December 31, 2010.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $262.5 million less unamortized issuance costs of $1.3 million as of December 31, 2011 and $1.8 million as of December 31, 2010.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million less unamortized issuance costs of $2.0 million as of December 31, 2011 and $2.6 million as of December 31, 2010.  This CDO transaction closed in May 2007.

(6)	Amount represents principal outstanding of $303.9 million less unamortized issuance costs of $5.5 million as of December 31, 2011. This CDO transaction closed in October 2011.
(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.
(8)	Amount represents principal outstanding of $55.9 million less unamortized deferred debt costs of $494,000 related to a CMBS repurchase facility as of December 31, 2011.
(9)	Amount represents principal outstanding of $13.6 million less unamortized real estate financing costs of $65,000 as of December 31, 2011. This real estate transaction closed in August 2011.
(10)	The debentures are collateralized by the same assets as the Apidos CLO VIII Senior Notes.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 14 – BORROWINGS − (Continued)

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

The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.85% and 0.82% at December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, the Company repurchased $10.0 million of class A-2 notes at a weighted average price of 61.25% to par which resulted in a $3.9 million gain.  During the year ended December 31, 2010, the Company repurchased $250,000 of the Class J notes, $7.5 million of Class B notes and $15.0 million of the Class A-2 notes in RREF CDO 2007-1 at a weighted average price of 55.81% to par which resulted in a $10.1 million gain, reported as a part of the gain on the extinguishment of debt in the consolidated statements of operations.

In connection with the Company’s ownership of certain notes held by RREF CDO 2007-1 on June 21, 2011, the Company surrendered for cancellation, without consideration, to the trustee of RREF CDO 2007-1 the following outstanding notes, which previously eliminated in consolidation:  $7.5 million of the Class B notes, $6.5 million of the Class F notes, $6.25 million of the Class G notes and $10.625 million of the Class H notes.  The surrendered notes were cancelled by the trustee pursuant to the applicable indenture, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations was to improve the CDO’s performance with respect to its over-collateralization and interest coverage tests, with which it was already in compliance before the cancellation, as well as to secure the Company’s long-term interest in this structured vehicle.

As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 14 – BORROWINGS − (Continued)

Collateralized Debt Obligations – (Continued)

Resource Real Estate Funding CDO 2006-1

In August 2006, the Company closed RREF CDO 2006-1, a $345.0 million CDO transaction that provides financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class J senior notes (rated BB: Fitch) and class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1. The reinvestment period for RREF 2006-1 ended in September 2011 which will result in the sequential pay down of notes. As of December 31, 2011 $23.0 million of Class A-1 notes have been paid down.

The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.44% and 1.33% at December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, the Company did not repurchase any notes.  During the year ended December 31, 2010, the Company repurchased $40.0 million of the Class A-1 notes, $12.0 million of Class A-2 notes, $6.9 million of Class B notes, $7.7 million of Class C notes and $2.0 million of the Class D notes in RREF CDO 2006-1 at a weighted average price of 64.2% to par which resulted in a $24.5 million gain reported as a gain on the extinguishment of debt in the consolidated statements of operations.

In connection with the Company’s ownership of certain notes held by RREF CDO 2006-1, on June 21, 2011 the Company surrendered for cancellation, without consideration, to the trustee of RREF CDO 2006-1 the following outstanding notes, which previously eliminated in consolidation:  $6.9 million of the Class B notes, $7.7 million of the Class C notes, $5.52 million of the Class D notes, $7.0 million of the Class E notes and $5.25 million of the Class F notes.  The surrendered notes were cancelled by the trustee pursuant to the applicable indenture, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations was to improve the CDO’s performance with respect to its over-collateralization and interest coverage tests, with which it was already in compliance before the cancellation, as well as to secure the Company’s long-term interest in this structured vehicle.

As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

Apidos CLO VIII Warehouse

In June 2011, the Company formed Apidos CLO VIII and entered into a warehouse facility provided by Citibank, N.A. to purchase bank loans to include in Apidos CLO VIII.  This agreement, secured by $15.0 million of preference shares of Apidos CLO VIII, expired upon the closing of Apidos CLO VIII on October 13, 2011.  The facility bore interest at a rate of three-month LIBOR plus 1.0% for the first nine months and 1.4% thereafter.  The Apidos CLO VIII warehouse transferred $53.7 million of settled trades at closing.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 14 – BORROWINGS − (Continued)

Collateralized Debt Obligations – (Continued)

Equipment Contract Backed Notes, Series 2010-2

In May 2010, the Company acquired Equipment Contract Backed Notes, Series 2010-2, issued by LEAF Funding 3, a $120.0 million transaction that provided financing for leases.  The investments held by LEAF Funding 3 collateralized the debt it issued and, as a result, the investments were not available to the Company, its creditors or stockholders.  LEAF Funding 3 issued a total of $120.0 million of senior notes at a weighted average price of $93.6 to unrelated investors generating proceeds of $112.2 million.  Before contributing its interest in LEAF Funding 3 to LCC (see Note 10), the Company amortized the discount over the lives of the notes using the effective yield method, adjusted for the effects of estimated prepayments on the notes.  The Company had $21.0 million of equity invested in LEAF Funding 3 as of December 31, 2010. As a result of the recapitalization of LCC whereby the assets and borrowings were exchanged for preferred stock, the Company had no equity invested in LEAF Funding 3 as of December 31, 2011.

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

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.95% and 0.79% at December 31, 2011 and 2010, respectively.

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

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although the Company has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.99% and 0.75% at December 31, 2011 and 2010, respectively.

Apidos CDO I

In August 2005, the Company closed Apidos CDO I, a $350.0 million CDO transaction that provides financing for bank loans.  The investments held by Apidos CDO I collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos CDO I issued a total of $321.5 million of senior notes at par to investors and RCC Commercial purchased a $28.5 million equity interest representing 100% of the outstanding preference shares.  The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO I. The reinvestment period for Apidos CDO I ended in July 2011 which will result in the sequential pay down of notes. As of December 31, 2011 $5.5 million of Class A-1 Notes have been paid down.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 14 – BORROWINGS − (Continued)

Collateralized Debt Obligations – (Continued)

Apidos CDO I – (Continued)

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $259.5 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.04% and 0.87% at December 31, 2011 and 2010, respectively.

Apidos CLO VIII

In October 2011, the Company closed Apidos CLO VIII, a $350.0 million CLO transaction that provides financing for bank loans.  The investments held by Apidos CLO VIII collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos CLO VIII issued a total of $317.6 million of senior notes at a discount of 4.4% to investors and RCC commercial purchased a $15.0 million interest representing 43% of the outstanding subordinated debt.  The remaining 57% of subordinated debt is owned by unrelated third parties.  The interest is subordinated in right of payment to all other securities issued by Apidos CLO VIII.

The senior notes issued to investors by Apidos CLO VIII consist of the following classes: (i) $231.2 million of class A-1 notes bearing interest at LIBOR plus 1.50%; (ii) $35.0 million of class A-2 notes bearing interest at LIBOR plus 2.00%; (iii) $17.3 million of class B-1 notes bearing interest at LIBOR plus 2.50%; (iv) $6.8 million of class B-2 notes bearing interest at LIBOR plus 2.50%; (v) $14.1 million of class C notes bearing interest at LIBOR plus 3.10% and (vi) $13.2 million of class D notes bearing interest at LIBOR plus 4.50%. All of the notes issued mature on October 17, 2021, although the Company has the right to call the notes anytime from October 17, 2013 until maturity.  The weighted average interest rate on all notes was 2.42% at December 31, 2011.

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

In October 2009, the Company amended the trust agreements and unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provided for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under the Company’s guarantee.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2011, were $449,927 and $466,983, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2010 were $590,000 and $604,000, respectively.  The interest rate adjustment took effect as of October 1, 2009 and expired on September 30, 2011, when the rates reverted to LIBOR plus 3.95%.  The rates for RCT I and RCT II, at December 31, 2011, were 4.32% and 4.38%, respectively.  The rates for RCT I and RCT II, at December 31, 2010, were 6.25% and 6.24%, respectively.  The covenant waivers expired on January 1, 2012, at which time the Company was in compliance with them.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 14 – BORROWINGS − (Continued)

Collateralized Debt Obligations – (Continued)

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

Repurchase and Credit Facilities

CMBS – Term Repurchase Facility

In February 2011, the Company’s wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of highly-rated CMBS.  The Company guaranteed RCC Real Estate’s and RCC Commercial’s performance of their obligations under the repurchase agreement.  At December 31, 2011, RCC Real Estate had borrowed $55.9 million (net of $494,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At December 31, 2011, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $64.3 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.54%.  The Company had no repurchase agreements at December 31, 2010.

The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2011:
Wells Fargo Bank, National Association.	$8,461	18	1.54%	%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Revolving Credit Facility

On July 7, 2011, the Company and RCC Real Estate entered into a $10.0 million revolving credit facility with The Bancorp Bank (“Bancorp”).  The facility will provide bridge financing for up to five business days which will enable the Company and RCC Real Estate to fund real estate loans to third parties prior to their sale to the Company’s CRE CDOs.  The facility is evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp entered into July 7, 2011.  The facility is secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1, which are owned by RCC Real Estate.  The note becomes due and payable on September 30, 2012.  The Company had no borrowings under this revolving credit facility as of December 31, 2011.

Mortgage Payable

On August 1, 2011, the Company, through its subsidiary, RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition. In conjunction with the purchase of the property, the Company entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bears interest at a rate of one-month LIBOR plus 3.95%. As of December 31, 2011 the borrowing rate was 4.23%.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 15 – STOCK INCENTIVE PLANS AND SHARE ISSUANCE AND REPURCHASE

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

In July 2007, the Company’s shareholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”).  The 2007 Plan authorizes the issuance of up to 2,000,000 shares of common stock in the form of options to purchase common stock, stock awards, performance shares and stock appreciation rights.  On June 23, 2011, the 2007 Omnibus Equity Compensation Plan was been amended to: (i) increase the number of shares authorized for issuance under the Omnibus Plan from 2,000,000 shares to 5,400,000 shares; (ii) extend the expiration date of the Omnibus Plan to June 23, 2021; (iii) provide that the Administrator making certain determinations after a Change of Control will be comprised of the same persons who constitute the Administrator immediately before the Change of Control; and (iv) make other clarifying and updating amendments to the Omnibus Plan.

On June 23, 2011, the 2007 Omnibus Equity Compensation Plan was amended to: (i) increase the number of shares authorized for issuance under the Omnibus Plan from 2,000,000 shares to 5,400,000 shares; (ii) extend the expiration date of the Omnibus Plan to June 23, 2021; (iii) provide that the Administrator of the Omnibus Plan making certain determinations after a change of control (as defined in the Omnibus Plan) will be comprised of the same persons who constitute the Administrator immediately before the Change of Control; and (iv) make other clarifying and updating amendments to the Omnibus Plan.  In August 2011, the Company’s shareholders approved this amendment.

On March 30, 2011, the Company sold 6,900,000 shares of common stock in an underwritten public offering, including 900,000 shares exercised through the underwriters’ over-allotment option, at a price of $6.90 per share.  The Company received net proceeds of approximately $46.6 million after payment of underwriting discounts and commissions of approximately $966,000 and before other offering expenses of approximately $228,000.

Under a dividend reinvestment plan authorized by the board of directors on March 10, 2011, the Company is authorized to issue up to 10.0 million shares of common stock.  Under this plan, which succeeded the November 2010 plan referred to below, the Company has issued 6,939,813 shares, at a weighted-average share price of $5.76 per share, and received proceeds of $39.1 million (net of costs) through December 31, 2011.

Under an earlier dividend reinvestment plan authorized by the board of directors on November 18, 2010, the Company was authorized to issue up to 8.0 million shares of common stock.  Under this plan, the Company had issued 6,571,468 shares from January 2011 through May 2011 at a weighted-average share price of $6.93 per share and received proceeds of $44.4 million (net of costs).  At June 2011, the Company had issued all of the common stock authorized under this plan.

NOTE 16 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2011	16,939	518,018	534,957
Issued	15,200	1,191,165	1,206,365
Vested	(16,939)	(291,650)	(308,589)
Forfeited	−	(3,802)	(3,802)
Unvested shares as of December 31, 2011	15,200	1,413,731	1,428,931

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the years ended December 31, 2011 and 2010, including the grant date fair value of shares issued to the Company’s five non-employee directors, was $8.2 million and $1.8 million, respectively.

On January 26, 2011, the Company issued 316,480 shares of restricted common stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest in full on January 27, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 16 – SHARE-BASED COMPENSATION – (Continued)

On February 1, 2011 and March 8, 2011, the Company granted 3,120 and 12,080 shares of restricted stock, respectively, under its Amended and Restated 2007 Omnibus Equity Compensation Plan to the Company’s non-employee directors as part of their annual compensation.  These shares vest in full on the first anniversary of the date of grant.

On February 8, 2011, the Company issued 593,271 shares of restricted common stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan.  Of this issuance, 69,156 of these restricted shares will vest on February 8, 2013 and the remaining 524,115 of these restricted shares will vest on February 10, 2014.

On February 23, 2011, the Company issued 1,414 shares of restricted common stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan.  These shares will vest in full on February 24, 2014.

In connection with the July 2006 hiring of a commercial mortgage direct loan origination team by Resource Real Estate, Inc. (“Resource Real Estate”), a subsidiary of Resource America, the Company agreed to issue up to 100,000 shares of common stock and options to purchase an additional 100,000 shares of common stock if certain loan origination performance thresholds were achieved by this origination team for the Company’s account.  The performance thresholds were two-tiered.  Upon the achievement of $400.0 million of direct originations of commercial real estate loans, 60,000 restricted shares of common stock and options to purchase an additional 60,000 shares of common stock were issuable.  This hurdle was met in September 2007.  Upon the achievement of an additional $300.0 million of direct originations of commercial real estate loans, a second tranche of 40,000 restricted shares of common stock and options to purchase another 40,000 shares of common stock were issuable.  The restricted shares vest over a two-year period after issuance and the options to purchase shares of common stock vest over a three-year period after issuance.  On May 16, 2011, 40,000 shares of restricted common stock and 40,000 options to purchase an additional shares were issued as a result of the achievement of an additional $300.0 million of direct originations.  The restricted shares vest 50% on May 16, 2012 and 50% on May 16, 2013.  The options vest 33.3% per year beginning on May 16, 2012.

On August 25, 2011, the Company issued 240,000 shares of restricted common stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan.  These shares will vest 33.3% on each of May 15, 2012, 2013 and 2014.  In connection with this grant, the Company agreed to issue up to 336,000 additional shares of common stock if certain loan origination performance thresholds are achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of three annual measurement periods beginning April 1, 2011.  The agreement, with respect to the issuance of the 336,000 shares also provides dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant will be paid at the end of each annual measurement period if the performance criteria are met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company will not record the dividend equivalent rights until earned.  At December 31, 2011, there was $168,000 of dividends payable upon achievement of the performance criteria.  If earned, the performance shares will vest over the subsequent 18 months at the rate of one-sixth per quarter.

The stock options have a weighted average remaining contractual term of four years.

The following table summarizes the status of the Company’s unvested stock options as of December 31, 2011:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	−	$	−
Granted	40,000		$6.40
Vested	−	$	−
Forfeited	−	$	−
Unvested at December 31, 2011	40,000		$6.40

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 16 – SHARE-BASED COMPENSATION – (Continued)

The following table summarizes the status of the Company’s vested stock options as of December 31, 2011:

Vested Options	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2011	602,666		$14.99
Vested	−	$	−
Exercised	−	$	−
Forfeited	(1,000)		$15.00
Vested as of December 31, 2011	601,666		$14.99	3	$ 174

The stock option transactions are valued using the Black-Scholes model with the following assumptions:

	As of December 31,
	2011	2010	2009
Expected life	4 years	5 years	7 years
Discount rate	0.53%	1.09%	3.53%
Volatility	62.10%	80.70%	137.86%
Dividend yield	16.58%	15.75%	20.33%

The estimated fair value of each option granted during the year ended December 31, 2011 was $0.624.  There were no options granted during the years ended December 31, 2010 and 2009.

For the years ended December 31, 2011, 2010 and 2009, the components of equity compensation expense were as follows (in thousands):

	December 31,
	2011	2010	2009
Options granted to Manager and non-employees	$15	$11	$15
Restricted shares granted to Manager and non-employees	2,399	2,098	1,113
Restricted shares granted to non-employee directors	112	112	112
Total equity compensation expense	$2,526	$2,221	$1,240

During the years ended December 31, 2011, 2010 and 2009, the Manager received 80,228, 251,993 and 169,431 shares, respectively, as incentive compensation valued at $463,000, $1.4 million and $867,000, respectively, pursuant to the Management Agreement.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of December 31, 2011.  All awards are discretionary in nature and subject to approval by the compensation committee.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 17 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	December 31,
	2011	2010	2009
Basic:
Net Income	$37,716	$19,447	$6,339
Weighted average number of shares outstanding	70,410,131	47,715,082	25,205,403
Basic net income (loss) per share	$0.54	$0.41	$0.25

Diluted:
Net Income	$37,716	$19,447	$6,339
Weighted average number of shares outstanding	70,410,131	47,715,082	25,205,403
Additional shares due to assumed conversion of dilutive instruments	398,957	192,199	150,418
Adjusted weighted-average number of common shares outstanding	70,809,088	47,907,281	25,355,821
Diluted net income (loss) per share	$0.53	$0.41	$0.25

Potentially dilutive shares relating to 641,666 options were not included in the calculation of diluted net income per share because the effect was anti-dilutive.

NOTE 18 – THE MANAGEMENT AGREEMENT

On March 8, 2005, the Company entered into a Management Agreement with the Manager and Resource America pursuant to which the Manager provides the Company investment management, administrative and related services.  The agreement was amended June 30, 2008 and further amended on October 16, 2009.  Under the agreement, the Manager receives fees and is reimbursed for its expenses as follows:

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

●
Incentive compensation is calculated as follows: (i) twenty-five percent (25%) of the dollar amount by which (A) the Company’s adjusted operating earnings (before incentive compensation but after the base management fee) for such quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the common shares in the initial offering by the Company and the prices per share of the Common Shares in any subsequent offerings by the Company, in each case at the time of issuance thereof, multiplied by (2) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of common shares outstanding during such quarter, subject to adjustment, to exclude events pursuant to changes in GAAP or the application of GAAP, as well as non-recurring or unusual transactions or events, after discussion between the Manager and the Independent Directors and approval by a majority of the independent directors in the case of non-recurring or unusual transactions or events.  On August 17, 2010, the Company entered into an amendment to the Management Agreement pursuant to which the fees paid by a taxable REIT subsidiary of the Company to employees, agents or affiliates of the Manager with respect to profits of such taxable REIT subsidiary (or any subsidiary thereof) will be deducted from the Company’s quarterly calculation of incentive compensation payable to the Manager.  Additionally, any income taxes payable by a taxable REIT subsidiary of the Company will be excluded from the Company’s calculation of operating earnings.

●	Reimbursement of out-of-pocket expenses and certain other costs incurred by the Manager that relate directly to the Company and its operations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 18 – THE MANAGEMENT AGREEMENT – (Continued)

●
The Manager provides the Company with a Chief Financial Officer and several accounting professionals, each of whom is exclusively dedicated to the Company’s operations.  The Manager also provides the Company with a director of investor relations who is 50% dedicated to the Company’s operations.  The Company bears the expense of the wages, salaries and benefits of the Chief Financial Officer and several accounting professionals, and bears 50% of the salary and benefits of the director of investor relations.  In addition, in February 2010, the Company began reimbursing the Manager for the wages, salary, and benefits of its Chairman of the Board, who is exclusively dedicated to the operations of the Company.

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

●	if there is no active market for such shares, the value is the fair market value thereof, as reasonably determined in good faith by the board of directors of the Company.

As amended, the Management Agreement had an initial term ended March 31, 2009 with automatic annual one-year renewals unless at the end of the initial term or any renewal term at least two-thirds of the independent directors or a majority of the outstanding common shares agreed not to renew the Management Agreement.  The current term of the Management Agreement ends on March 31, 2012.  With a two-thirds vote of the independent directors, the independent directors may elect to terminate the Management Agreement because of the following:

●	unsatisfactory performance; and/or

●	unfair compensation payable to the Manager where fair compensation cannot be agreed upon by the Company (pursuant to a vote of two-thirds of the independent directors) and the Manager.

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

In conjunction with the December 2009 common stock offering, it was determined that for the quarters ending on December 31, 2009 and March 31, 2010, the total incentive management fee payable to the Manager pursuant to the Management Agreement would not exceed $1.5 million per quarter.

The base management fee for the years ended December 31, 2011, 2010 and 2009 was $7.0 million, $5.4 million and $3.8 million, respectively.  The manager earned an incentive management fee of $3.6 million of which $3.2 million was paid in cash, which also included $1.9 million related to the Company’s investment management agreement with a subsidiary of the Manager, and $430,000 was paid in stock (75,746 shares) for the period from January 1, 2011 to December 31, 2011.  The manager earned an incentive management fee of $7.4 million of which $6.3 million was paid in cash, which also included $3.4 million related to the Company’s investment management agreement with a subsidiary of the Manager, and $1.1 million was paid in stock (182,660 shares) for the period from January 1, 2010 to December 31, 2010.

On February 24, 2011, the Company entered into further amendment to the Management Agreement.  Pursuant to this amendment, the Company agreed to pay Apidos Capital Management, LLC (an affiliate of the Manager) (“ACM”) such fees as are set forth in a Services Agreement dated as of February 24, 2011 among a subsidiary of the Company, RCAM and ACM.  The Services Agreement provides for 10% of all base collateral management fees and additional collateral management fees paid to RCAM and 50% of all incentive collateral management fees will be paid by RCAM to ACM.  During the period ended December 31, 2011, RCAM paid ACM $1.0 million in fees.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 18 – THE MANAGEMENT AGREEMENT – (Continued)

At December 31, 2011, the Company was indebted to the Manager for base management fees of $625,000, incentive management fees to a subsidiary of the Manager under the Company’s investment management agreement of $1.9 million, $117,000 of fees payable to ACM from RCAM, and expense reimbursements of $272,000.  At December 31, 2010, the Company was indebted to the Manager for base management fees of $522,000 incentive management fees of $131,000, incentive management fees to a subsidiary of the Manager under the Company’s investment management agreement of $1.0 million and expense reimbursements of $256,000.

NOTE 19 – RELATED-PARTY TRANSACTIONS

Relationship with Resource America and Certain of its Subsidiaries

Relationship with Resource America and Certain of its Subsidiaries.  At December 31, 2011, Resource America owned 2,524,230 shares, or 3.2%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.

The Company is managed by the Manager pursuant to the Management Agreement, which provides for both base and incentive management fees.  For the years ended December 31, 2011, 2010 and 2009, the Manager earned base management fees of approximately $7.0 million, $5.4 million and $3.8 million, respectively, and incentive management fees of $1.7 million, $4.4 million and $4.6 million.  The Company also reimburses the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform and for the wages, salaries and benefits of certain Resource America personnel dedicated to the Company’s operation.  For the years ended December 31, 2011, 2010 and 2009, the Company paid the Manager $2.5 million, $1.8 million and $664,000, respectively, as expense reimbursements.  See Note 18 for a description of the management agreement and fees paid and payable to the Manager.

On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains/(losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the company entered into a revised Investment Management Agreement with RCM which would provide an additional $8.0 million of the Company’s funds. The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the years ended December 31, 2011, 2010 and 2009, RCM earned $1.9 million, $2.9 million, and $0 in management fees, respectively.  The Company has reinvested gains from its activity and holds $38.7 million in fair market value of trading securities as of December 31, 2011, an increase of $21.0 million from $17.7 million at fair market value as of December 31, 2010.  In addition, the Company and RCM have established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  During the years ended December 31, 2011, 2010 and 2009, RCM earned $444,000, $438,000 and $0, respectively, as its share of the net profits as defined in the Investment Management Agreement.

At December 31, 2011, the Company was indebted to the Manager for base management fees of $625,000, incentive management fees to a subsidiary of the Manager under the Company’s investment management agreement of $1.9 million and expense reimbursements of $272,000.  At December 31, 2010, the Company was indebted to the Manager for base management fees of $522,000 incentive management fees of $131,000, incentive management fees to a subsidiary of the Manager under the Company’s investment management agreement of $1.0 million and expense reimbursements of $256,000.

As of December 31, 2011 and 2010, the Company had executed seven and six CDO transactions, respectively, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the CDO entities and their assets.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 19 – RELATED-PARTY TRANSACTIONS – (Continued)

Relationship with LEAF Financial. LEAF Financial, a wholly-owned subsidiary of Resource America, originates and manages equipment leases and notes on behalf of the Company.

On November 16, 2011, the Company together with LEAF Financial and LCC, subsidiaries of Resource America, entered into a SPA with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”).  In exchange for its prior interest in LCC, the Company received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LCC.  The Company utilized several approaches, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LEAF as a result of the transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. The Company’s investment in LEAF was valued at $36.3 million based on a third-party valuation.  Accordingly, the Company recorded a loss of $2.2 million in conjunction with the transaction.

In accordance with the SPA, the Company and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes.  To the extent that the value of the equity on the balance sheet of LEAF Receivables Funding 3 is less than approximately $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LCC by TRS), as of the final testing date within 90 days of December 31, 2013, the Company and Resource America have agreed to be jointly and severally obligated to contribute cash to LCC to make up the deficit.  The Company does not believe it is probable or estimable that it will be required to fund LCC in accordance with the SPA.

On July 20, 2011, the Company entered into an agreement with LCC, pursuant to which the Company provided a $10.0 million loan to LCC, of which the total amount was funded as of November 4, 2011.   The loan was to mature on January 20, 2013 and bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance, payable quarterly.  The loan was secured by all the assets of LEAF Capital Funding, LLC and LEAF Financial’s interest in LEAF Receivables Funding 3.  On November 16, 2011, LLC used $8.5 million of the $11.2 million they received from the Eos transaction to repay $8.4 million in principal plus all outstanding accrued interest on the loan, representing approximately 85% of the outstanding indebtedness owed to the Company.  Both parties agreed that the loan was considered paid in full as of December 31, 2011. Accordingly, the Company recorded a charge to Additional Paid-In Capital to eliminate the remaining debt of $1.6 million.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 19 – RELATED-PARTY TRANSACTIONS – (Continued)

On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”), pursuant to which the Company provided an $8.0 million credit facility to LEAF II, of which all $8.0 million has been funded.  The credit facility had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II Receivables Funding, LLC (“LEAF Funding II”), including its entire ownership interest in LEAF II.  The Company received a 1% origination fee in connection with the establishment of the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the note was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  The loan amount outstanding at December 31, 2011 was $7.8 million.

Relationship with Apidos Capital Management. ACM, a subsidiary of Resource America, manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  Through CPAM, the Company is entitled to collect senior, subordinated and incentive fees related to five Collateralized Loan Obligations (“CLOs”) totaling approximately $1.9 billion in assets managed by CPAM.  CPAM is assisted by ACM, in managing the five CLOs.  CPAM subsequently changed its name to Resource Capital Asset Management (“RCAM”).  ACM is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the period from acquisition through December 31, 2011, ACM was paid $1.0 million from subordinated fees received.

Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At December 31, 2011 and, 2010, the Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio.

On August 1, 2011, the Company, through its subsidiary, RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  Resource Real Estate Management, LLC (“RREM”), an affiliate of the Company, was appointed as asset manager.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM is entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.  As of December 31, 2011, the Company had paid RREM fees of $63,000.

On June 21, 2011, the Company entered into a joint venture with an unaffiliated third-party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building not further referenced.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by the first mortgage lien on the property. The Company received a commitment fee equal to 1.0% of the loan amount at the commencement of the loan.  The loan matures on September 21, 2012 and bears interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  RREM was appointed as asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable.  RREM is also be responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 2.0% of the gross receipts generated from the property.

On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of the Manager, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, and RCP has options to extend the loan for two additional 12-month periods.  Principal payments of $262,000 and $70,000 were made during the years ended December 31, 2011 and 2010, respectively.  The loan balance was $1.7 million and $1.9 million at December 31, 2011 and 2010, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 19 – RELATED-PARTY TRANSACTIONS – (Continued)

On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company’s interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  The Company acquired the membership interests for $2.1 million.  The agreement requires the Company to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month.  For the years ended December 31, 2011 and 2010, the Company paid RREM management fees of $34,000 and $28,000, respectively.  The investment balance of $3.6 million and $5.2 million at December 31, 2011 and 2010, respectively, is recorded as an investment in unconsolidated entities on the Company’s consolidated balance sheet using the equity method.

On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million.  The loan was then purchased by RREF CDO 2006-1.  The loan, which matures on May 9, 2018, carries an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%.  On June 14, 2011, RCC Real Estate converted the loan to equity.  The loan was kept outstanding and continues to be used as collateral in RREF CDO 2006-1.  RREM was appointed as asset manager as of August 1, 2011.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM is entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property.  As of December 31, 2011, RREF CDO 2006-1 paid RREM management fees of $63,000.

Relationship with The Bancorp.  On March 14, 2011, the Company paid Bancorp a loan commitment fee in the amount of $31,500 in connection with Bancorp’s commitment to establish a certain credit facility for the benefit of the Company.  On July 7, 2011, the Company and RCC Real Estate entered into a $10.0 million revolving credit facility with Bancorp.  The facility will provide bridge financing for up to five business days which will enable the Company and RCC Real Estate to fund real estate loans to third parties prior to their sale to the Company’s CRE CDOs.  The facility is evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp entered into July 7, 2011.  The facility is secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1 which are owned by RCC Real Estate.  The note becomes due and payable on September 30, 2012.

Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the years ended December 31, 2011, 2010 and 2009, the Company paid Ledgewood $238,000, $311,000 and $660,000, respectively, in connection with legal services rendered to the Company.

NOTE 20 – DISTRIBUTIONS

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 20 – DISTRIBUTIONS – (Continued)

The Company’s 2012 dividends will be determined by the Company’s board of directors which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional common shares.  Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient.  However, the Internal Revenue Service, in Revenue Procedures 2009-15 and 2010-12, gave guidance with respect to certain stock distributions by publicly traded REITs.  These Revenue Procedures applied to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011.  They provided that publicly-traded REITs could distribute stock to satisfy their REIT distribution requirements if stated conditions were met.  These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders.  The Company did not use these Revenue Procedures with respect to any distributions for its 2010 and 2011 taxable years.

During the year ended December 31, 2011, the Company declared and paid distributions totaling $75.3 million, or $1.00 per share.  This includes $20.0 million, in the aggregate, declared on December 12, 2011 and paid on January 27, 2012 to stockholders of record as of December 31, 2011.  During the year ended December 31, 2010, the Company declared and paid distributions totaling $51.1 million, or $1.00 per share.  This includes $14.6 million, in the aggregate, declared on December 16, 2010 and paid on January 26, 2011 to stockholders of record as of December 31, 2010.  For tax purposes, 25% of the distributions declared in 2011 have been classified as ordinary income and 75% have been classified as a non-dividend distribution.  In 2010, 93% of the distributions declared were classified as ordinary income and 7% were classified as a non-dividend distribution.

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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
DECEMBER 31, 2011

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

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
DECEMBER 31, 2011

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1		Level 2		Level 3	Total
December 31, 2011:
Assets:
Investment securities, trading	$	−	$	−	$38,673	$38,673
Investment securities available-for-sale	$	−		$138,209	$19,835	$158,044
Total assets at fair value	$	−		$138,209	$58,508	$196,717

Liabilities:
Derivatives (net)	$	−		$1,210	$12,000	$13,210
Total liabilities at fair value	$	−		$1,210	$12,000	$13,210

December 31, 2010:
Assets:
Investment securities, trading	$	−	$	−	$17,723	$17,723
Investment securities available-for-sale		−		38,303	25,657	63,960
Total assets at fair value	$	−		$38,303	$43,380	$81,683

Liabilities:
Derivatives (net)	$	−		$2,363	$10,929	$13,292
Total liabilities at fair value	$	−		$2,363	$10,929	$13,292

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2010	$44,542
Total gains or losses (realized/unrealized):
Included in earnings	(6,936)
Purchases	40,415
Sales	(19,468)
Paydowns	(1,276)
Transfers out of Level 3	(43,090)
Unrealized losses – included in accumulated other comprehensive income	29,193
Beginning balance, January 1, 2011	43,380
Total gains or losses (realized/unrealized):
Included in earnings	2,948
Purchases	38,887
Sales	(18,181)
Paydowns	(3,212)
Transfers out of Level 3	(4,437)
Unrealized losses – included in accumulated other comprehensive income	(877)
Ending balance, December 31, 2011	$58,508

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	Level 3
Beginning balance, January 1, 2010	$	−
Transfers into Level 3		10,929
Beginning balance, January 1, 2011		10,929
Unrealized losses – included in accumulated other comprehensive income		1,071
Ending balance, December 31, 2011		$12,000

The Company had $8.4 million $26.8 million and $13.5 million of losses included in earnings due to the other-than-temporary impairment charges of six, six and four assets during the years ended December 31, 2011, 2010, and 2009 respectively.  These losses are included in the consolidated statements of operations as net impairment losses recognized in earnings.

Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as nonrecurring Level 2.  The amount of the adjustment for fair value for bank loans held for sale for the years ended December 31, 2011, 2010 and 2009 was $2.3 million $114,000, and $375,000, respectively.  For the Company’s CRE loans where there is no market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3.  The amount of nonrecurring fair value losses for impaired loans for the years ended December 31, 2011, 2010 and 2009 was $11.4 million, $31.6 million and $45.7 million, respectively, and is included in the consolidated statements of operations as provision for loan and lease losses.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value, as follows (in thousands):

	Level 1		Level 2	Level 3		Total
December 31, 2011:
Assets:
Loans held for sale	$	−	$3,154	$	−	$3,154
Impaired loans		−	1,099		−	1,099
Total assets at fair value	$	−	$4,253	$	−	$4,253

December 31, 2010:
Assets:
Loans held for sale	$	−	$4,027		$24,566	$28,593
Impaired loans		−	250		132,777	133,027
Equity		−	−		147	147
Total assets at fair value	$	−	$4,277		$157,490	$161,767

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, dividend reinvestment plan proceeds receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on the consolidated balance sheet.  The fair value of the Company’s investment securities-trading is reported in Note 5.  The fair value of the Company’s investment securities available-for-sale is reported in Note 6.  The fair value of the Company’s investment securities held-to-maturity is reported in Note 7.  The fair value of the Company’s derivative instruments is reported in Note 22.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below.

	Fair Value of Financial Instruments
	(in thousands)
	December 31, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Loans held-for-investment	$1,778,624	$1,755,541	$1,443,271	$1,439,376
Loans receivable–related party	$9,497	$9,497	$9,927	$9,927
CDO notes payable	$1,668,049	$1,012,696	$1,397,880	$905,790
Junior subordinated notes	$50,631	$17,125	$50,354	$16,848

NOTE 22– INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

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

In the next twelve months, the Company expects to reclassify $279,000 from accumulated other comprehensive loss to earnings.  The amount relates to the termination of 18 hedges during the years ended December 31, 2006, 2007 and 2008 and the requirement for the remaining gains and losses to be amortized over the life of the remaining debt.  In addition, in the next twelve months, the Company expects to pay $7.2 million in net interest expense for its hedges.

During the years ended December 31, 2011, 2010 and 2009, the Company recognized expense of $227,000, $224,000 and $499,000, respectively, into earnings related to the amortization of gains and losses on 18 terminated hedges.

At December 31, 2011, the Company had 18 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 4.87% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $167.9 million at December 31, 2011.  The counterparties for the Company’s designated interest rate hedge contracts are Credit Suisse International and Wells Fargo Bank, National Association, with which the Company has master netting agreements.

At December 31, 2010, the Company had 10 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.17% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $166.8 million at December 31, 2010.  In addition, the Company also had one interest rate cap agreement with an aggregate notional amount of $14.8 million outstanding whereby it reduced its exposure to variability in future cash flows attributable to LIBOR which matured in 2011.  The interest rate cap is a non-designated cash flow hedge and, as a result, the change in fair value is recorded through the consolidated statements of operations.  The counterparty for all the Company’s designated interest rate hedge contracts is Credit Suisse International with which the Company has a master netting agreement.
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 22 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS – (Continued)

The estimated fair value of the Company’s interest rate swaps was ($13.2) million and ($13.3) million as of December 31, 2011 and 2010, respectively.  The Company had aggregate unrealized losses of $14.3 million and $14.7 million on the interest rate swap agreements, as of December 31, 2011 and 2010, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the September 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and on the consolidated statement of operations for the years presented:

Fair Value of Derivative Instruments as of December 31,
(in thousands)

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value (1)
Interest rate swap contracts 2011	$167,905	Derivatives, at fair value		$(13,210)
Interest rate swap contracts 2010	$166,836	Derivatives, at fair value		$(13,292)
Interest rate cap 2010	$14,841	Derivatives, at fair value	$	−

Interest rate swap contracts 2011	$167,905	Accumulated other comprehensive loss		$13,210
Interest rate swap contracts 2010	$166,836	Accumulated other comprehensive loss		$13,292
Interest rate cap 2010	$14,841	Accumulated other comprehensive loss	$	−

(1)	Negative values indicate a decrease to the associated balance sheet.

The Effect of Derivative Instruments on the Statement of Income for the
Years Ended December 31,
(in thousands)

	Liability Derivatives
	Notional Amount	Statement of Income Location	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
Interest rate swap contracts 2011	$167,905	Interest expense	$8,415
Interest rate swap contracts 2010	$166,836	Interest expense	$8,438
Interest rate swap contracts 2009	$217,907	Interest expense	$13,516

NOTE 23 – INCOME TAXES

The Company has made an election to be taxed, and believes it qualifies, as a REIT under Sections 856 through 860 of the Internal Revenue Code.  To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other qualification requirements as defined under the Internal Revenue Code.  The Company is not subject to federal corporate income tax to extent that it distributes 100% of its REIT taxable income each year.  Taxable income from non-REIT activities managed through the Company's taxable REIT subsidiaries is subject to federal, state and local income taxes.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 23 – INCOME TAXES – (Continued)

The Company’s taxable REIT subsidiaries’ income taxes are accounted for under the asset and liability method.  Under this method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of assets and liabilities.

The following table details the components of income taxes (in thousands):

	Years Ended December 31,
	2011	2010	2009
Provision (benefit) for income taxes:
Current:
Federal	$7,839	$324	$(325)
State	4,596	−	−
Total current	12,435	324	(325)

Deferred:
Federal	(305)	4,134	248
State	(94)	1,263	75
Total deferred	(399)	5,397	323
Income tax provision (benefit)	$12,036	$5,721	$(2)

A reconciliation between the federal statutory income tax rate and effective income tax rate is as follows:

	Years Ended December 31,
	2011	2010	2009
Statutory tax rate	35%	35%	35%
State and local taxes, net of federal benefit	15%	10%	8%
Valuation allowance for deferred tax assets	- %	(8)%	(39)%
Subpart F income	11%	− %	− %
Basis difference in LEAF Commercial Capital investment	6%	− %	− %
Other items	- %	− %	(4)%
	67%	37%	− %

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011		2010
Deferred tax assets related to:
Lease accounting	$	−	$3,283
Investment in securities		119	−
Intangible assets basis difference		490	−
Federal, state and local loss carryforwards		17	855
Provision for loan and lease losses		−	32
Accrued expenses		−	231
Total deferred tax assets		626	4,401
Valuation allowance		−	−
Total deferred tax assets		$626	$4,401

Deferred tax liabilities related to:
Unrealized income/loss on investments		$(1,188)	$(4,450)
Equity investments		(394)	−
Basis difference in LEAF Commercial Capital investment		(3,390)	−
Subpart F income		(652)	−
Property and equipment basis differences		−	(5,348)
Total deferred tax liabilities		$(5,624)	$(9,798)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 23 – INCOME TAXES – (Continued)

Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, the Company’s foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I’s, Apidos CDO III’s and Apidos Cinco CDO’s current taxable income in its calculation of REIT taxable income.

On October 27, 2011, the Company reorganized the ownership structure of Apidos CDO I and Apidos CDO III.  As a result, for the period January 1, 2011 through October 26, 2011, the earnings from Apidos CDO I and Apidos CDO III were included the Company’s calculation of REIT taxable income.  For the period October 27, 2011 and ending on December 31, 2011, the earnings from Apidos CDO I and Apidos CDO III were excluded from the Company’s calculation of REIT taxable income and are subject to corporate tax.  Accordingly, a provision for income taxes on the earnings from October 27, 2011 through December 31, 2011 has been recorded.

On October 13, 2011, the Company acquired approximately 43% of the equity of Apidos CLO VIII, which is a foreign TRS, organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands.  This equity is directly owned by a domestic TRS of the Company; therefore, its earnings are excluded from the Company’s calculation of REIT taxable income and are subject to corporate tax.  Accordingly, a provision for income taxes has been recorded.

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

As of December 31, 2011, income tax returns for the calendar years 2008 - 2011 remain subject to examination by Internal Revenue Service ("IRS") and/or any state or local taxing jurisdiction.  The Company has not executed any agreements with the IRS or any state and/or local taxing jurisdiction to extend a statue of limitations in relation to any previous year.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 24 – QUARTERLY RESULTS

The following is a presentation of the quarterly results of operations for the years ended December 31, 2011 and 2010:

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2011:
Interest income	$25,229	$25,262	$26,145	$33,558
Interest expense	6,933	7,062	7,175	9,261
Net interest income	$18,296	$18,200	$18,970	$24,297
Net income	$13,142	$9,219	$14,944	$413

Net income per share − basic	$0.22	$0.13	$0.20	$0.01
Net income per share − diluted	$0.22	$0.13	$0.20	$0.01

Year ended December 31, 2010:
Interest income	$21,709	$24,460	$29,249	$28,493
Interest expense	7,937	8,929	10,089	9,511
Net interest income	$13,772	$15,531	$19,160	$18,982
Net income (loss)	$1,406	$13,362	$14,053	$(9,374)

Net income (loss) per share − basic	$0.04	$0.30	$0.27	$(0.17)
Net income (loss) per share − diluted	$0.04	$0.30	$0.27	$(0.17)

NOTE 25 – SUBSEQUENT EVENTS

On December 12, 2011, the Company declared a quarterly distribution of $0.25 per share of common stock, $20.0 million in the aggregate, which was paid on January 27, 2011 to stockholders of record as of December 30, 2011.

The Company received $16.0 million in proceeds from the issuance of 2,914,978 shares of common stock through the Company’s dividend reinvestment plan during January 2012 and February 2012.

Under a dividend reinvestment plan authorized by the board of directors on February 16, 2012, the Company is authorized to issue up to 15.0 million shares of common stock.  This plan will supersede the March 2011 plan.

On February 27, 2012, the Company entered into a master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the origination of commercial real estate loans.  The maximum amount of the facility is $150.0 million with an origination fee of 37.5 basis points and has an initial 18 month term with two one year options to extend.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2011.  Their report, dated March 14, 2012, expressed an unqualified opinion on our internal control over financial reporting.  This report is included in this Item 9A.

Changes in Internal Control of Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Capital Corp.

We have audited Resource Capital Corp. (a Maryland Corporation) and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Resource Capital Corp. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resource Capital Corp. and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 14, 2012

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

Names of Directors, Principal Occupation and Other Information

Walter T. Beach, age 45, has been a director since March 2005.  Mr. Beach has been Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997.  From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm where, beginning in 1994, he was responsible for the firm’s investment decisions for its principal equity product.  Before that he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm, and an analyst at Industry Analysis Group, an industry and economic consulting firm.  Mr. Beach has served as a director of The Bancorp, Inc., a publicly-traded (NASDAQ: TBBK) bank holding company, and its subsidiary bank, The Bancorp Bank, since 1999.  Mr. Beach has also served as a director of Institutional Financial Markets, Inc. and its predecessor, Cohen & Company, a publicly-traded (AMEX: IFMI) financial services company specializing in credit related fixed income investments, since December 2009.

Edward E. Cohen, age 73, has been a director since March 2005 and was our Chairman from March 2005 to November 2009.  Mr. Cohen is Chairman of Resource America, the corporate parent of our manager, a position he has held since 1990.  He was Resource America’s Chief Executive Officer from 1988 to 2004 and its President from 2000 to 2003.  He has been the Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999 and was Chief Executive Officer from 1999 to 2009.  Atlas Pipeline GP is the general partner of Atlas Pipeline Partners, L.P., a publicly-traded (NYSE: APL) natural gas pipeline limited partnership.  He has also been the Chairman of the Board of Atlas Energy GP, LLC from its formation in 2006 through February 2011 and was Chief Executive Officer from 2006 until February 2009 and Chief Executive Officer and President since February 2011.  Atlas Energy GP is the general partner of Atlas Energy, L.P., a publicly-traded (NYSE: ATLS) energy limited partnership.  He was also the Chairman of the Board and Chief Executive Officer of Atlas Energy, Inc., formerly known as Atlas America, Inc., from its formation in 2000 until its sale in February 2011.  He was also a director of TRM Corporation, a then publicly-traded consumer services company, from 1998 to July 2007.  He also has been Chairman of the Board of Brandywine Construction & Management, Inc., a privately-held real estate management company, since 1994.  From 1981 to 1999 he was Chairman of the Executive Committee of JeffBanks, Inc., a bank holding company acquired by Hudson United Bancorporation.  From 1969 to 1989 he was Chairman of the Executive Committee of State National Bank of Maryland (now a part of Wachovia Bank).
Jonathan Z. Cohen, age 41, has been our Chief Executive Officer, President and a director since March 2005.  Mr. Cohen has been President since 2003, Chief Executive Officer since 2004 and a director since 2002 of Resource America.  He was Chief Operating Officer of Resource America from 2002 to 2004, Executive Vice President from 2001 to 2003, and a Senior Vice President from 1999 to 2001.  He has been Vice Chairman of the Managing Board of Atlas Pipeline since its formation in 1999. He has also been Chairman of the Board of Atlas Energy GP since February 2011 and was Vice Chairman from 2006 until February 2011.  He was also Vice Chairman of the Board of Atlas Energy, Inc. from its formation in 2000 until its sale in February 2011.  He was the Vice Chairman of RAIT Investment Trust, (now RAIT Financial Trust) a publicly-traded (NYSE: RAS) REIT, from 2003 to 2006, and Secretary, trustee and a member of RAIT’s investment committee from 1997 to 2006.

William B. Hart, age 68, has been a director since March 2005.  Mr. Hart was Chairman of the Board of Trustees of the National Trust for Historic Preservation from 1999 to 2004.  He was also a director of Anthem, Inc. (now Wellpoint, Inc.), a publicly-traded (NYSE: WLP) health insurance company, from 2000 to 2004.  Mr. Hart was Director of SIS Bancorp from 1995 to 2000.  From 1988 to 1999, Mr. Hart served in various positions with Blue Cross/Blue Shield of New Hampshire, ending as Chairman of the Audit Committee and Chairman of the Board of Directors from 1996 to 1999.  He also served as President of the Foundation for the National Capital Region, Washington, DC, from 1993 to 1996 and President of The Dunfey Group, a private investment firm, from 1986 to 1998.  From 1986 to 1994 he was a director of First NH Banks where he was Chairman of the Audit Committee from 1992 to 1994.

(Back to Index)

(Back to Index)

Gary Ickowicz, age 56, has been a director since February 2007.  Mr. Ickowicz has been the Managing Partner of IR Capital LLC, a real estate company that owns and operates real estate assets in the New York Metropolitan area since 2008.  He was a Managing Principal of Lazard Freres Real Estate Investors, a manager of funds invested in debt and equity securities of North American real estate assets and enterprises from 2001 to 2011.  He was a director of Lazard Freres’s real estate investment banking unit from 1989 through 2001.  Since 2000 he has been a director of Grant Street Settlement, and since 2002 he has been a director of NCC/Neumann, both not-for-profit developers of senior housing.  From 2001 to 2011, he was a director of Commonwealth Atlantic Properties, Inc., a privately-held REIT.  From 2001 to 2006 he was a director of Kimsouth, Inc., a joint venture with Kimco Realty Corporation, a publicly-traded (NYSE: KIM) REIT.

Steven J. Kessler, age 69, has been our Chairman since November 2009 and was our Senior Vice President - Finance from September 2005 to November 2009 and, before that, served as our Chief Financial Officer, Chief Accounting Officer and Treasurer from March 2005 to September 2005.  Mr. Kessler has been Executive Vice President of Resource America since 2005 and was Chief Financial Officer from 1997 to December 2009 and Senior Vice President from 1997 to 2005.  He was a Trustee of GMH Communities Trust, a then publicly-traded specialty housing REIT, from 2004 to 2008 when GCT was sold.  He was Vice President - Finance and Acquisitions at Kravco Company, a then national shopping center developer and operator, from 1994 to 1997.  From 1983 to 1993 he was employed by Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer.  Before that, he was a partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants.

Murray S. Levin, age 69, has been a director since March 2005.  Mr. Levin is a senior litigation partner at Pepper Hamilton LLP, a law firm with which he has been associated since 1970.  Mr. Levin served as the first American president of the Association Internationale des Jeunes Avocats (Young Lawyers International Association), headquartered in Western Europe.  He is a past president of the American Chapter and a member of the board of governors of the Union Internationale des Avocats (International Association of Lawyers), a Paris-based organization that is the world’s oldest international lawyers association.

P. Sherrill Neff, age 60, has been a director since March 2005.  Mr. Neff is a founder of Quaker Partners, a life sciences venture and growth equity fund, and has been a Partner since 2002.  From 1994 to 2002 he was President and Chief Financial Officer, and from 1994 to 2003, a director of Neose Technologies, Inc., a then publicly-traded life sciences company.  Mr. Neff was also a director of The Bancorp, Inc. (NASDAQ: TBBK), a publicly traded bank holding company, from its formation in 1999 until 2002, and a director of Resource America from 1998 to 2005.  Mr. Neff is on the boards of directors of six privately-held Quaker Partners portfolio companies.  He is a member of the board of directors of the National Venture Capital Association.

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

Mr. Ickowicz has broad real estate and real estate finance experience as a principal in the real estate operations of an international investment bank, as a director of a REIT and as a director of several real estate ventures.

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

(Back to Index)

(Back to Index)

Non-Director Executive Officers

Jeffrey D. Blomstrom, age 43, has been our Senior Vice President since March 2005.  Mr. Blomstrom has been President and Managing Director of Resource Financial Fund Management, Inc., an asset management subsidiary of Resource America, since 2003.  Mr. Blomstrom serves as the head of collateral origination and as a member of the credit committee for Trapeza Capital, Resource America’s trust preferred securities collateral manager.  From 2001 to 2003 Mr. Blomstrom was a Managing Director at Cohen and Company.  From 2000 to 2001 he was Senior Vice President of iATMglobal.net, Inc., an ATM software development company.  Mr. Blomstrom was, from 1999 to 2000, an associate at Covington & Burling, a law firm, where he focused on mergers and acquisitions and corporate governance.

David E. Bloom, age 47, has been our Senior Vice President-Real Estate Investments since March 2005.  Mr. Bloom has been Senior Vice President of Resource America since 2001.  He has also been President of Resource Real Estate, Inc., a wholly-owned real estate subsidiary of Resource America, since 2004 and was President of Resource Capital Partners, a wholly-owned real estate subsidiary of Resource America, from 2002 to 2006.  From 2001 to 2002 he was President of Resource Properties, a former real estate subsidiary of Resource America.  Before that he was Senior Vice President at Colony Capital, LLC, an international real estate opportunity fund, from 1999 to 2001.  From 1998 to 1999 he was Director at Sonnenblick-Goldman Company, a real estate investment bank.  From 1995 to 1998 he was an attorney at the law firm of Willkie Farr & Gallagher, LLP.

Jeffrey F. Brotman, 48, has been our Executive Vice President since June 2009 and Executive Vice President of Resource America since June 2007.  He was co-founder of Ledgewood, P.C. (a Philadelphia-based law firm) and affiliated with the firm from 1992 until June 2007, serving as managing partner from 1995 until March 2006.  Mr. Brotman is also a non-active certified public accountant and an Adjunct Professor at the University of Pennsylvania Law School.  Mr. Brotman was Chairman of the Board of Directors of TRM Corporation (a then publicly-traded consumer services company) from September 2006 until September 2008 and was its President and Chief Executive Officer from March 2006 through June 2007.

David J. Bryant, age 54, has been our Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer since June 2006.  From 2005 to 2006 Mr. Bryant served as Senior Vice-President, Real Estate Services, at Pennsylvania Real Estate Investment Trust, a publicly-traded (NYSE: PEI) REIT principally engaged in owning, managing, developing and leasing malls and strip centers in the eastern United States.  From 2000 to 2005, Mr. Bryant served as PEI’s Senior Vice President - Finance and Treasurer, and was its principal accounting officer.  From 1994 to 2000, Mr. Bryant was Vice President –Finance and Controller at PEI and its predecessor, The Rubin Organization.  Mr. Bryant is also a certified treasury professional and a non-active certified public accountant.

Other Significant Employees

The following sets forth certain information regarding other significant employees of the Manager and Resource America who provide services to us:

Christopher D. Allen, age 42, has been our Senior Vice President-Commercial Lending since March 2005.  Mr. Allen has been a Managing Director of Resource Financial Fund Management, a wholly-owned subsidiary of Resource America since 2003.  At Resource Financial Fund Management, Mr. Allen is in charge of identifying, implementing and overseeing new leveraged loan and CDO products.  He is a member of the investment committee of Apidos Capital Management, LLC, a wholly-owned asset management subsidiary of Resource America, where he serves as the Chief Operating Officer.  Before joining Resource Financial Fund Management, from 2002 to 2003 he was a Vice President at Trenwith Securities, the investment banking arm of BDO Seidman, LLP, where he was in charge of corporate finance, mergers and acquisitions and restructuring transactions.  From 1994 to 1997 he was an Associate with Citicorp Venture Capital working on leveraged buyout and recapitalization transactions.

Gretchen L. Bergstresser, age 49, has been our Senior Vice President-Bank Loans since March 2005.  Ms. Bergstresser has been the President and Senior Portfolio Manager of Apidos Capital Management, LLC since 2005.  Before joining Apidos Capital Management LLC, from 2003 to 2005 she was the Managing Director and Portfolio Manager of MJX Asset Management, a multi-billion dollar boutique asset management firm managing leveraged loans across five structured vehicles.  From 1996 to 2003 Ms. Bergstresser was CDO Portfolio Manager and Head Par Loan Trader at Eaton Vance Management, an investment management company.  From 1995 to 1996 she was a Vice President in the Diversified Finance Division of Bank of Boston.  From 1991 to 1995 she was a Vice President at ING (U.S.), Capital Markets, an investment banking firm.

(Back to Index)

(Back to Index)

Thomas C. Elliott, age 38, has been our Senior Vice President-Finance and Operations since September 2006 and, prior to that, was our Chief Financial Officer, Chief Accounting Officer and Treasurer from September 2005 to June 2006.  He was our Senior Vice President - Assets and Liabilities Management from June 2005 until September 2005 and, before that, served as our Vice President - Finance from March 2005.  Mr. Elliott has been Chief Financial Officer of Resource America since December 2009 and Senior Vice President since 2005.  He was Senior Vice President - Finance and Operations of Resource America from 2006 to December 2009; Senior Vice President – Finance from 2005 to 2006 and Vice President - Finance from 2001 to 2005.  From 1997 to 2001 Mr. Elliott was a Vice President at Fidelity Leasing, where he managed all capital market functions, including the negotiation of all securitizations and credit and banking facilities in the U.S. and Canada.  Mr. Elliott also oversaw the financial controls and budgeting departments.

Alan F. Feldman, age 48, has been our Senior Vice President-Real Estate Investments since March 2005.  Mr. Feldman has been Chief Executive Officer of Resource Real Estate since 2004 and Senior Vice President of Resource America since 2002.  Mr. Feldman was President of Resource Properties from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998, Mr. Feldman was Executive Vice President of PREIT-RUBIN, Inc. the management subsidiary of Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization.  Before that, from 1990 to 1992, he was a Director at Strouse, Greenberg & Co., a regional full service real estate company.

Kyle Geoghegan, age 43, has been our Senior Vice President – Loan Originations since 2007.  Mr. Geoghegan has been a Managing Director of Resource Real Estate Funding, Inc., a real estate subsidiary of Resource America, since July 2006.  Mr. Geoghegan co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles.  Mr. Geoghegan worked at Bear Stearns from January 1998 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles.  Prior to joining Bear Stearns, Mr. Geoghegan spent four years as a real estate loan officer at PNC Bank in Philadelphia, PA, primarily originating construction and bridge loans.

David Jansky, age 41, has been President of Resource Capital Markets, Inc., a subsidiary of Resource America, since April 2008.  Mr. Jansky was head of Global ABS CDOs in the Structured Credit Products group at J.P. Morgan from 2005 to 2008.  Prior thereto, he was an Executive Director at Credit Suisse First Boston from 2002 to 2005.  Mr. Jansky was also responsible for structuring CDOs as a Vice President at Deutsche Bank from 1997 to 2000 and as an Associate at Merrill Lynch from 1996 to 1997.

Darryl Myrose, age 38, has been our Senior Vice President – Loan Originations since 2007.  Mr. Myrose has been a Managing Director of Resource Real Estate Funding since July 2006.  Mr. Myrose co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles.  Mr. Myrose worked at Bear Stearns from April 1996 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles.  Prior to joining Bear Stearns, Mr. Myrose was employed with Clarion Advisors (formerly Jones Lang Wootton Realty Advisors) where he was an asset management analyst.

Thomas C. Powers, age 47, has been our Vice President – Loan Originations since 2007.  Mr. Powers has been Senior Vice President of Resource Real Estate Funding since January 2008 and was Vice President from 2006 to 2008.  Mr. Powers is responsible for all real estate asset management including investment origination and transaction management.  Mr. Powers has over 20 years of commercial real estate, workout and risk management experience.  Prior to joining Resource Real Estate Funding, Mr. Powers was a senior member of the real estate credit risk management and workout group at Merrill Lynch.  Prior to his employment with Merrill Lynch, Mr. Powers worked in the project finance group at UBS Investment Bank.

Joan M. Sapinsley, age 59, has been our Senior Vice President – CMBS since 2007.  Ms. Sapinsley joined Resource Financial Fund Management, Inc. in February 2007 as Managing Director and manages our CMBS portfolio. Prior to joining Resource Financial Fund Management, Ms. Sapinsley was a Managing Director at Teachers Insurance and Annuity Association (“TIAA”), where she worked from 1992 through 2006 purchasing CMBS. She was responsible for all single borrower and single asset CMBS, as well as subordinate CMBS and B-notes.  She also directed TIAA’s conduit origination and securitization activities. Before TIAA, Ms. Sapinsley was a Director in the Financial Services Group of Cushman & Wakefield, a global commercial real estate company, and a real estate consultant at Laventhol & Horwath, an accounting firm.

Michael S. Yecies, age 44, has been our Chief Legal Officer and Secretary since March 2005 and our Senior Vice President since July 2007.  Mr. Yecies has been Senior Vice President of Resource America since 2005, Chief Legal Officer and Secretary since 1998 and was Vice President from 1998 to 2005.  From 1994 to 1998 he was an attorney at the law firm of Duane Morris LLP.

(Back to Index)

(Back to Index)

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports.

Based solely on our review of the reports received by us, we believe that, during fiscal 2011, our officers, directors and greater than ten percent shareholders complied with all applicable filings requirements.

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

Compensation Discussion and Analysis

We are required to provide information regarding the compensation program in place for our Chief Executive Officer, Chief Financial Officer and the three other most highly-compensated executive officers. In the following discussion, we refer to our Chief Executive Officer, Chief Financial Officer and the other most highly-compensated executive officers whose compensation for fiscal 2011 exceeded $100,000 as our “Named Executive Officers” or “NEOs.”

Objectives of Our Compensation Program

We have no employees.  We are managed by our Manager pursuant to a management agreement, between our Manager and us.  All of our NEOs are employees of our Manager or one of its affiliates.  We have not paid, and do not intend to pay, any cash compensation to our NEOs although we reimburse the Manager for the wages, salary and benefits established and paid by the Manager to our Chairman and Chief Financial Officer.  However, our Compensation Committee may, from time to time, grant equity awards in the form of restricted stock, stock options or performance awards to our NEOs pursuant to our 2005 Stock Incentive Plan and/or the Amended and Restated 2007 Omnibus Equity Compensation Plan.  These awards are designed to align the interests of our NEOs with those of our stockholders, by allowing our NEOs to share in the creation of value for our stockholders through stock appreciation and dividends.  These equity awards are generally subject to time-based vesting requirements designed to promote the retention of management and to achieve strong performance for our company. These awards further provide us flexibility in our ability to enable our Manager to attract, motivate and retain talented individuals at our Manager.

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

(Back to Index)

(Back to Index)

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

Elements of Our Compensation Program

As described above, our NEOs do not receive cash compensation from us, although beginning in October 2009, we agreed to reimburse Resource America for the wages, salary and benefits of our Chief Financial Officer.  In addition, we began reimbursing Resource America for the wages, salary and benefits of our Chairman in February 2010.  However, our compensation committee may, from time to time, grant equity awards in the form of restricted stock, stock options or performance awards to our NEOs pursuant to our 2005 Stock Incentive Plan and/or the Amended and Restated 2007 Omnibus Equity Compensation Plan as follows:

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

Supplemental Incentive Arrangement with David Bloom.  In December 2007, Resource America entered into an agreement with David Bloom, our Senior Vice President – Real Estate Investments, which provides for awards to him of our restricted stock and Resource America restricted stock.  With respect to our restricted stock, Mr. Bloom was awarded 120,000 shares, 60,000 of which were subject to vesting over time and 60,000 of which were to vest based on the achievement of predetermined, objective performance goals over a multi-year performance period.  We paid dividends on unvested awards.  With respect to the shares that vested over time, 15% vested on June 30, 2008, 15% vested on June 30, 2009 and 70% vested on March 9, 2011.  Performance-based shares were to be earned on achievement of performance goals over the performance period beginning July 1, 2007 and ending June 30, 2010, with one-third of the shares potentially being earned at the end of each 12-month measurement period.  At the end of the measurement period, one-third of such shares had been earned and two-thirds of such shares had been forfeited.

How We Determined 2011 Compensation

As discussed above, our Compensation Committee believes that it is important for our NEOs, who are employees of our Manager, to remain significantly aligned to our shareholders.  Accordingly, we have traditionally made grants of restricted stock to such NEOs.

For 2010, such stock awards were more substantial than in the past and will vest in full three years after the dates of grant to enhance their retentive value.  For 2011, our Compensation Committee determined that based upon our performance, such stock awards should be more in keeping with years other than 2010 and, accordingly, approved the awards discussed below, which vest 33.33% per year over three years.  Among the factors considered by our Compensation Committee were our continued growth, distributions to our shareholders and our ability to raise and deploy capital.  Our Compensation Committee considered these stock awards in addition to considering the total compensation that Resource America proposed for our NEOs.

(Back to Index)

(Back to Index)

For Mr. Bryant, our Compensation Committee determined that no stock award would be granted for 2011, after considering the amount of previous stock awards, the increase in his base compensation and the awarding of a $200,000 cash bonus, which was the same cash bonus amount as for 2010.  Our Compensation Committee further determined that, in the aggregate, such compensation paid to Mr. Bryant for 2011 was reasonable and appropriate, taking into consideration his accomplishments, previous cash and stock awards and level of ownership of our stock.

Upon our CEO’s recommendation, other than for himself, our Compensation Committee approved the following awards for fiscal 2011:

●	Mr. J. Cohen was awarded 62,056 shares of restricted stock for fiscal 2011, as compared to 138,504 shares of restricted stock for fiscal 2010.

●	Mr. Blomstrom was awarded 17,452 shares of restricted stock for fiscal 2011, as compared to 82,987 shares of restricted stock for fiscal 2010.

●
Mr. Bloom was awarded 21,815 shares of restricted stock for fiscal 2011, as compared to 27,662 shares of restricted stock for fiscal 2010.  See “- Elements of Our Compensation Program-Supplemental Incentive Arrangements with David Bloom.”

●	Mr. Brotman was awarded 35,460 shares of restricted stock for fiscal 2011, as compared to 83,102 shares of restricted stock for fiscal 2010.

●
Mr. Bryant was awarded 0 shares of restricted stock for fiscal 2011, as compared to 27,662 shares of restricted stock for fiscal 2010.  Mr. Bryant was also awarded 0 shares of restricted Resource America stock for fiscal 2011, as compared to 3,654 shares of restricted Resource America stock for fiscal 2010.

Compensation Committee Report

The compensation committee has reviewed and discussed the forgoing Compensation Discussion and Analysis with management and, based on its review and discussions, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this filing.

This report has been provided by the compensation committee of the Board of Directors of Resource Capital Corp.

Walter T. Beach, Chairman
Murray S. Levin
P. Sherrill Neff

(Back to Index)

(Back to Index)

The following table sets forth certain information concerning the compensation earned for fiscal 2011, 2010 and 2009 for our NEOs:

SUMMARY COMPENSATION
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(2)	All Other Compen-sation ($) (3)	Total ($)
Jonathan Z. Cohen	2011	−		−		349,996	−	349,996
Chief Executive Officer,	2010	−		−		999,999	−	999,999
President and Director	2009	−		−		299,998	−	299,998

David J. Bryant	2011	275,000	(1)	200,000	(1)	−	−	475,000
Senior Vice President,	2010	240,000	(1)	200,000	(1)	199,996	24,993	664,990
Chief Financial Officer, Chief Accounting Officer and Treasurer	2009	240,000	(1)	140,000	(1)	99,996	24,996	504,992

Jeffrey D. Blomstrom	2011	−		−		100,000	−	100,000
Senior Vice President	2010	−		−		599,996	−	599,996
	2009	−		−		74,996	−	74,996

David E. Bloom	2011	−		−		125,000	−	125,000
Senior Vice President−	2010	−		−		199,996	10,000	209,996
Real Estate Investments	2009	−		−		99,996	35,000	134,996

Jeffrey F. Brotman	2011	−		−		199,994	−	199,994
Executive Vice President	2010	−		−		599,996	−	599,996
	2009	−		−		99,996	−	99,996

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
(3)
2010 and 2009 amounts for Mr. Bryant represent awards of Resource America restricted stock earned during 2010 and 2009, respectively, valued at the closing price of Resource America common stock on the dates of the grant in February 2010 and February 2009.  Amounts for Mr. Bloom represent dividend equivalent rights on restricted common stock granted, but not yet earned.  See “- Elements of Our Compensation Program-Supplemental Incentive Arrangements with David Bloom.”

GRANTS OF PLAN-BASED AWARDS TABLE

During 2011, we made restricted stock awards to our NEOs.  There were no stock options granted to such officers during 2011.  The following table sets forth information with respect to each of these awards on a grant-by-grant basis.  Dividends are payable on these awards of our stock, which vest in full three years after the date of grant.  Dividends are payable on the Resource America restricted stock, which vests 25% per year over a four year period after issuance.

Name	Grant date	All other stock awards: number of shares of stock (#)	Grant date fair value of stock awards ($) (1), (2)
Jonathan Cohen
Our restricted stock	01/26/11	138,504	999,999

David J. Bryant
Our restricted stock	02/08/11	27,662	199,996
Resource America restricted stock	02/07/11	3,654	24,993

Jeffrey D. Blomstrom
Our restricted stock	02/08/11	82,987	599,996

David E. Bloom
Our restricted stock	02/08/11	27,662	199,996

Jeffrey F. Brotman
Our restricted stock	01/26/11	83,102	599,996

(Back to Index)

(Back to Index)

(1)
Does not include shares of restricted stock granted in 2012 as compensation earned in fiscal 2011 as follows: Mr. J. Cohen – 62,056 shares; Mr. Blomstrom – 17,452 shares; Mr. Bloom – 21,815 shares; and Mr. Brotman – 35,460 shares.

(2)
Based on the closing price of our stock on the respective grant dates with the exception of Mr. Bryant’s Resource America stock grant, which was valued based on the closing price of Resource America’s stock on the respective grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following equity awards granted to our NEOs were outstanding as of the end of fiscal 2011:

●	Restricted stock awards;

●	Stock options; and

●	Resource America restricted stock awards.

The following table sets forth information with respect to each of these awards on an award-by-award basis.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (5)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)

Jonathan Z. Cohen	100,000	−		15.00	03/07/15	177,040		993,194

David J. Bryant	10,000	−		15.00	03/07/15	40,507		227,244
	3,750	1,250	(2)	8.14	05/21/18	8,139	(3)	37,928	(4)

Jeffrey D. Blomstrom	10,000	−		15.00	03/07/15	92,621		519,604

David E. Bloom	100,000	−		15.00	03/07/15	40,507		227,244

Jeffrey F. Brotman	−	−		N/A	N/A	95,947		538,263

(1)	Based on the closing price of our common stock on December 30, 2011 of $5.61.
(2)	Represents options to purchase shares of Resource America common stock that vest 25% on each anniversary date through May 21, 2012.
(3)	Represents shares of Resource America common stock.
(4)	Based upon the closing price of Resource America’s common stock on December 30, 2011 of $4.66.
(5)
Includes shares of our restricted stock that vest in 2012, 2013 and 2014, respectively as follows: Mr. J. Cohen – 19,267 shares, 19,269 shares and 138,504 shares; Mr. Bryant – 6,422 shares, 6,423 shares and 27,662 shares; Mr. Blomstrom – 4,816 shares, 4,818 shares and 82,987 shares; Mr. Bloom – 6,422 shares, 6,423 shares and 27,662 shares; and Mr. Brotman – 6,422 shares, 6,423 shares and 83,102 shares.

2011 OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding restricted stock awards that vested during 2011 for our NEOs.  There were no stock options exercised by such officers during 2011.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Jonathan Z. Cohen	19,267	135,832

David J. Bryant (our stock)	10,918	78,546
(Resource America stock)	1,615	10,570

Jeffrey D. Blomstrom	8,413	60,571

David E. Bloom	54,716	395,931

Jeffrey F. Brotman	6,422	45,275

(1)	Represents the per share market value of the respective common stock on the vesting dates multiplied by the number of shares vesting.

(Back to Index)

(Back to Index)

Director Compensation

We compensate only independent directors for their services as directors; however, we reimburse Resource America for all of the wages, salary and benefits established and paid by Resource America to our Chairman of the Board.  In fiscal 2011, we reimbursed Resource America $378,000 for Mr. Kessler’s compensation and related business expenses, since Resource America employs Mr. Kessler; Mr. Kessler, however, is dedicated exclusively to his service as our Chairman.  In addition, in January 2011, we awarded Mr. Kessler 13,850 shares of restricted stock with a grant date fair value of approximately $100,000.  Mr. Kessler had 8,221 shares vest in 2011 and realized $58,588 upon vesting.  Our 2011 compensation package for independent directors was comprised of cash (annual retainer) and restricted stock awards.  The annual pay package is designed to attract and retain highly-qualified, independent professionals to represent our stockholders.  Our compensation package is also designed to create alignment between our directors and our stockholders through the use of equity-based grants.

For 2011, the Board approved compensation for each independent director consisting of an annual cash retainer of $52,500 and an annual stock award valued at $22,500 on the date of grant on the anniversary of the date each of them became a director.  The following table sets forth director compensation for each of our independent directors and the Chairman of our Board of Directors for 2011:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
Walter T. Beach	52,500	22,499	74,999
William B. Hart	52,500	22,499	74,999
Murray S. Levin	52,500	22,499	74,999
P. Sherrill Neff	52,500	22,499	74,999
Gary Ickowicz	52,500	22,495	74,995
Edward E. Cohen	−	−	−
Steven J. Kessler	378,000	99,997	477,997

(1)	Table excludes Mr. J. Cohen, an NEO, whose compensation is set forth in the Summary Compensation Table.
(2)
On March 8, 2011, Messrs. Beach, Hart, Levin and Neff, were each granted 3,020 shares based upon a price of $7.45, the closing price on that day.  On February 1, 2011, Mr. Ickowicz was granted 3,120 shares based upon a price of $7.21, the closing price on that day.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board during 2011 consisted of Messrs. Beach, Levin and Neff.  None of such persons was an officer or employee during 2011, or former officer or employee, of our company or any of its subsidiaries.  None of our executive officers was a director or executive officer of any entity of which any member of the compensation committee was a director or executive officer during 2011.

(Back to Index)

(Back to Index)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the number and percentage of shares of common stock owned, as of March 8, 2012, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of our present directors, (c) each of our executive officers and (d) all of our named executive officers and directors as a group.  This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.  Shares of common stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person.

Executive officers and directors: (2)	Shares beneficially owned	Percentage(1)
Walter T. Beach (4) (5)	385,931	*
Edward E. Cohen	574,120	*
Jonathan Z. Cohen (3)	995,219	1.20%
William B. Hart (5)	38,335	*
Gary Ickowicz (5)	20,829	*
Steven J. Kessler (3)	133,865	*
Murray S. Levin (5)	32,335	*
P. Sherrill Neff (5)	38,335	*

Jeffrey D. Blomstrom (3)	136,715	*
David E. Bloom (3)	262,296	*
Jeffrey F. Brotman (3)	137,829	*
David J. Bryant (3)	105,460	*
All executive officers and directors as a group (12 persons)	2,861,269	3.43%

*      Less than 1%.

(1)	Includes 255,000 shares of common stock issuable upon exercise of stock options.

(2)	The address for all of our executive officers and directors is c/o Resource Capital Corp., 712 Fifth Avenue, 12th Floor, New York, New York 10019.

(3)
Includes unvested restricted stock as follows: (i) Mr. Blomstrom – 22,270 shares; Mr. Bloom – 28,238 shares; Mr. Brotman – 41,883 shares; Mr. Bryant – 6,423 shares; Mr. J. Cohen – 81,325 shares; and Mr. Kessler – 15,288 shares; all of these shares vest 33.3% per year; (ii) Mr. Brotman – 83,102 shares; Mr. J. Cohen – 138,504 shares; and Mr. Kessler – 13,850 shares; all of these shares vest in full on January 26, 2014; (iii) Mr. Blomstrom – 82,987 shares; Mr. Bloom – 27,662 shares; and Mr. Bryant – 27,662 shares; all of these shares vest in full on February 8, 2014.  Each such person has the right to receive distributions on and vote, but not to transfer, all such shares.

(4)
Includes (i) 346,459 shares purchased by Beach Asset Management, LLC, Beach Investment Counsel, Inc. and/or Beach Investment Management, LLC, investment management firms for which Mr. Beach is a principal for themselves or accounts managed by them and for which Mr. Beach possesses investment and/or voting power.  The address for these investment management firms is Five Tower Bridge, 300 Barr Harbor Drive, Suite 220, West Conshohocken, Pennsylvania 19428.

(5)
Includes (i) 3,919 shares of restricted stock issued to each of Messrs Beach, Hart, Levin and Neff on March 8, 2012 which vest on March 8, 2013; and (ii) 3,833 shares of restricted stock issued to Mr. Ickowicz on February 1, 2012, which vest on February 1, 2013.  Each non-employee director has the right to receive distributions on and vote, but not to transfer, such shares.

(Back to Index)

(Back to Index)

Equity Compensation Plan Information

The following table summarizes certain information about our 2005 Stock Incentive Plan and Amended and Restated 2007 Omnibus Equity Compensation Plan as of December 31, 2011.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
Options	641,666	$ 14.45
Restricted stock	1,428,931	N/A
Total	2,070,597		3,476,226 (1)

(1)
We agreed to award certain personnel up to 336,000 shares of restricted stock upon the achievement of certain performance thresholds.  The shares, which have been reserved for future issuance under the plans, have not been deducted from the number of securities remaining available for future issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

Relationships and Related Transactions

Relationship with Resource America and Certain of its Subsidiaries.  Resource America, entities affiliated with it and our executive officers and directors collectively beneficially own 5,385,499 shares of common stock, representing approximately 6.5% of our common stock on a fully-diluted basis.  Our executive officers are also officers of our Manager and/or of Resource America or its subsidiaries.

We have entered into a management agreement under which the Manager receives substantial fees.  We describe these fees in Item 1 − “Business − Management Agreement.”  For the year ended December 31, 2011, Resource Capital Manager, or the Manager, earned base management fees of approximately $7.0 million and incentive management fees of $1.7 million (including $430,000 paid in the form of 75,746 shares of common stock).  We also reimburse the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform.  On October 16, 2009, we entered into an amendment of the Management Agreement.  Pursuant to the amendment, the Manager must provide us with a Chief Financial Officer and several accounting professionals, each of whom will be exclusively dedicated to our operations.  The Manager must also provide us with a director of investor relations who will be 50% dedicated to our operations.  We bear the expense of the wages, salaries and benefits of the Chief Financial Officer and several accounting professionals and 50% of the salary and benefits of the director of investor relations.  In addition, in February 2010, we began reimbursing the Manager for the wages, salary, and benefits of our Chairman of the Board, who is exclusively dedicated to our operations.  For the year ended December 31, 2011, we paid the Manager $2.5 million.

On November 24, 2010, we entered into an Investment Management Agreement with Resource Capital Markets, Inc., or RCM, a wholly-owned subsidiary of Resource America.  The agreement provides that: (a) RCM may invest up to $13.0 million of our funds, with the investable amount being adjusted by portfolio gains and losses and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the year ended December 31, 2011, RCM earned $1.9 million in management fees.  We have reinvested gains from its activity and hold $38.7 million in fair market value of trading securities as of December 31, 2011.  In addition, we and RCM have established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  During the year ended December 31, 2011, RCM earned $444,000 as its share of the net profits as defined in the Investment Management Agreement.

(Back to Index)

(Back to Index)

At December 31, 2011, we were indebted to the Manager for base management fees of $625,000 and incentive management fees to a subsidiary of the Manager under our investment management agreement of $1.9 million and expense reimbursements of $272,000.  At December 31, 2010, we were indebted to the Manager for base management fees of $522,000, incentive management fees of $131,000, incentive management fees to a subsidiary of the Manager under our investment management agreement of $1.0 million and expense reimbursements of $256,000.

As of December 31, 2011 and 2010, we had executed seven and six CDO transactions, respectively, which were structured for us by the Manager.  The Manager was not separately compensated by us for executing these transactions and is not separately compensated by us for managing the CDO entities and their assets.

Relationship with LEAF Financial.  On January 4, 2011, our wholly-owned subsidiary, Resource TRS, made a preferred investment in LCC, a newly-formed equipment financing subsidiary of LEAF Financial.  Resource TRS contributed initial capital of approximately $26.2 million to LCC in the form of approximately $5.2 million in cash, and all of its interest in LEAF Receivables Funding 3, a wholly-owned subsidiary of Resource TRS, which held a portfolio of equipment, equipment leases and notes.  As part of the transaction, LEAF Financial contributed its assets relating to its equipment lease and note origination, servicing and finance business to LCC.  Also, senior management personnel of LEAF Financial contributed capital to LCC in the form of all of the shares of common stock they owned in LEAF Financial in exchange for 10% of the shares of LCC common stock on a fully-diluted basis.  The foregoing capital investments in LCC were made pursuant to a Transfer and Contribution Agreement, or TCA, among the registrant, LEAF Financial, LCC, Resource TRS and the Management Parties.

Pursuant to the TCA, in return for Resource TRS’s capital investments, LCC issued to Resource TRS 2,626,783 shares of LCC Series A preferred stock and warrants to purchase 4,800 shares of LCC common stock for an exercise price of $0.01 per share.  The shares receivable upon exercise of the warrants represent 48% of LCC’s common stock on a fully-diluted basis.  The investment is classified as securities available-for-sale on our consolidated balance sheet.

As set forth in the TCA, on January 4, 2011, Resource TRS also delivered to LCC a Share Purchase Agreement under which LCC was permitted to require Resource TRS to purchase up to an additional $10.0 million of Series A preferred stock, of which all $10.0 million was purchased during the second quarter of 2011.

On July 20, 2011, we provided a $10.0 million loan to LCC, of which the total amount was funded as of November 4, 2011.  The loan matures on January 20, 2013 and bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance, payable quarterly.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  The loan is secured by all the assets of LEAF Capital Funding, LCC and LEAF Financial’s interest in LEAF Receivables Funding 3.  On November 16, 2011, LLC used $8.5 million of the $11.2 million they received from a stock purchase agreement transaction to repay $8.4 million in principal plus all outstanding accrued interest on the loan, representing approximately 85% of the outstanding indebtedness owed to us.  Both parties agreed that the loan was considered paid in full as of December 31, 2011.  Accordingly, we recorded a charge to Additional Paid-In Capital to eliminate the remaining debt of $1.6 million.

On November 16, 2011, we, together with LEAF Financial and LCC, subsidiaries of Resource America, entered into a stock purchase agreement and related agreements, which we refer to collectively as the SPA, with Eos Partners, L.P., or Eos, a private investment firm, and its affiliates.  In exchange for our prior interest in LCC, we received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the “Series D Preferred Stock”), collectively representing, on a fully-diluted basis, a 26.7% interest in LCC.  Our investment in LEAF was valued at $36.3 million based on a third-party valuation.  Accordingly, we recorded a loss of $2.2 million in conjunction with the transaction.

In accordance with the SPA, we and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3.  To the extent that the value of the equity on the balance sheet of LEAF Receivables Funding 3 is less than approximately $18.7 million (the value of the equity of LEAF Receivables Funding 3 on the date it was contributed to LCC), as of the final testing date within 90 days of December 31, 2013, we and Resource America have agreed to be jointly and severally obligated to contribute cash to LCC to make up the deficit.  We do not believe it is probable or estimable that we will be required to fund LCC in accordance with the SPA.

(Back to Index)

(Back to Index)

On March 5, 2010, we entered into agreements with Lease Equity Appreciation Fund II, L.P., or LEAF II, pursuant to which we provided an $8.0 million credit facility to LEAF II, of which all $8.0 million has been funded.  The credit facility had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II Receivables Funding, LLC, including its entire ownership interest in LEAF II.  We received a 1% origination fee in connection with the establishment of the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, we entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the note was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  The loan amount outstanding at December 31, 2011 was $7.8 million.

Relationship with Apidos Capital Management.  On February 24, 2011, one of our subsidiaries purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC, or CPAM, from Churchill Financial Holdings LLC for $22.5 million.  Through CPAM, we are entitled to collect senior, subordinated and incentive fees related to five CLO issuers totaling approximately $1.9 billion in assets managed by CPAM.  CPAM is assisted by Apidos Capital Management in managing the five CLOs.  CPAM subsequently changed its name to Resource Capital Asset Management.  Apidos Capital Management is entitled to 10% of all subordinated fees and 50% of the incentive fees received by Resource Capital Asset Management.  For the period from acquisition through December 31, 2011, Apidos Capital Management was paid $1.0 million from subordinated fees received.

Relationship with Resource Real Estate.  On August 1, 2011, our subsidiary, RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  Resource Real Estate Management, LLC, or RREM, a subsidiary of Resource America, was appointed as asset manager.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM is entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.  As of December 31, 2011, we had paid RREM fees of $63,000.

On June 21, 2011, we entered into a joint venture with an unaffiliated third-party to form SLH Partners, L.P. to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  We purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by the first mortgage lien on the property. We received a commitment fee equal to 1.0% of the loan amount at the commencement of the loan.  The loan matures on September 21, 2012 and bears interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  RREM was appointed as asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 2.0% of the gross receipts generated from the property.

On January 15, 2010, we loaned $2.0 million to Resource Capital Partners, Inc., or RCP, a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P., or RRE Opportunity Fund.  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, and RCP has options to extend the loan for two additional 12-month periods.  Principal payments of $262,000 were made during the year ended December 31, 2011.  The loan balance was $1.7 million at December 31, 2011.

On December 1, 2009, we purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds our interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  We acquired the membership interests for $2.1 million.  The agreement requires us to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month.  For the year ended December 31, 2011, we paid RREM management fees of $34,000.  The investment balance of $3.6 million at December 31, 2011 is recorded as an investment in unconsolidated entities on our consolidated balance sheet using the equity method.
(Back to Index)

(Back to Index)

On August 9, 2006, our subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million.  The loan was then purchased by RREF CDO 2006-1.  The loan, which matures on May 9, 2018, carries an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%.  On June 14, 2011, RCC Real Estate converted a loan collateralized by a multi-family building to an equity position.  The loan was kept outstanding and continues to be used as collateral in RREF CDO 2006-1.  RREM was appointed as asset manager as of August 1, 2011.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM is entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property.  For the year ended December 31, 2011, we paid RREM management fees of $63,000.

Relationship with The Bancorp.  The Bancorp, Inc. (Nasdaq: TBBK), or TBBK, is a bank holding company that was organized in 2000 with Resource America’s participation.  Mr. Daniel G. Cohen, or Mr. D. Cohen, is the chairman of the board and Mrs. Betsy Z. Cohen, or Mrs. B. Cohen, is the Chief Executive Officer of TBBK and its subsidiary bank.  Mrs. B. Cohen is the wife of Mr. E. Cohen, and Mr. E. Cohen and Mrs. B. Cohen are the parents of Messrs. J. Cohen and D. Cohen.  On March 14, 2011, we paid TBBK a loan commitment fee in the amount of $31,500 in connection with Bancorp’s commitment to establish a certain credit facility for our benefit.  On July 7, 2011, we and RCC Real Estate entered into a $10.0 million revolving credit facility with TBBK.  The facility will provide bridge financing for up to five business days which will enable us and RCC Real Estate to fund real estate loans to third parties prior to their sale to the our CRE CDOs.  The facility is evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and TBBK entered into July 7, 2011.  The facility is secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1 that are owned by RCC Real Estate.  The note becomes due and payable on September 30, 2012.

Relationship with Law Firm.  Ledgewood is a law firm that has provided legal services to us since 1991.  Mr. Edward E. Cohen, who was of counsel to Ledgewood until April 1996, receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  From 1995 until March 2006, Mr. Jeffrey F. Brotman was the managing member of Ledgewood.  Mr. Brotman remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President.  In connection with his separation, Mr. Brotman will receive payments from Ledgewood through 2012.

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

(Back to Index)

(Back to Index)

●
We will not be permitted to purchase investments from, or sell investments to, the Manager or Resource America, except that we may purchase investments that have been originated by the Manager or Resource America within 60 days before our investment.

●	Any transactions between entities managed by the Manager or Resource America and us must be approved by a majority of our independent directors.

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

Director Independence

Our common stock is listed on the NYSE under the symbol “RSO” and we are subject to the NYSE’s listing standards.  The Board has determined that each of Messrs. Beach, Hart, Ickowicz, Levin and Neff satisfy the requirement for independence set out in Section 303A.02 of the rules of the NYSE and that each of these directors has no material relationship with us (other than being a director and/or a stockholder).  In making its independence determinations, the Board sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the NYSE rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2011 and 2010 (including a review of internal controls for 2011 and 2010 as required under Section 404 of the Sarbanes-Oxley Act of 2002) and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during each of the years then ended were $698,000 and $499,000, respectively.

The aggregate fees billed by Grant Thornton LLP for audit services in connection with the filing of our registration statements with the Securities and Exchange Commission were approximately $0 and $79,000 for the years ended December 31, 2011 and 2010, respectively.

Audit-Related Fees

We did not incur fees for audit-related services, including consulting on accounting issues, for the years ended December 31, 2011 and 2010, respectively.

Tax Fees

There were $44,000 and $28,000 fees paid to Grant Thornton LLP for professional services related to tax compliance, tax advice or tax planning for the years ended December 31, 2011 and 2010.

All Other Fees

We did not incur fees in 2011 and 2010 for other services not included above.

Audit Committee Pre-Approval Policies and Procedures.

The Audit Committee will, on at least an annual basis, review audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the Audit Committee. All services and fees were pre-approved during the year-ended December 31, 2011.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Operation for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity for years ended
December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

2.	Financial Statements
Schedule II –Valuation and Qualifying Accounts
Schedule III − Real Estate and Accumulated Depreciation
Schedule IV − Mortgage Loans on Real Estate

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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)

10.1(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (4)

10.1(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (5)

10.1(c)	Second Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of August 17, 2010. (8)

10.1(d)	Third Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of February 24, 2011. (11)

10.2	Transfer and Contribution Agreement by and among LEAF Financial Corporate, Resource TRS, Inc., Resource Capital Corp. and LEAF Commercial Capital, Inc. dated January 4, 2011 (9)

(Back to Index)

(Back to Index)

10.3(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)

10.3(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)

10.4	2005 Stock Incentive Plan. (1)

10.5	Amended and Restated 2007 Omnibus Equity Compensation Plan.

10.6(a)	Purchase Agreement by and between Churchill Financial Holdings, LLC and Resource TRS II, Inc., dated February 11, 2011. (12)

10.6(b)	Guaranty by Resource Capital Corp., as guarantor, dated February 11, 2011. (12)

10.7	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)

10.8	Revolving Judgment Note And Security Agreement between Resource Capital Corp and RCC Real Estate and the Bancorp Bank, dated July 7, 2011 (13)

21.1	List of Subsidiaries of Resource Capital Corp.

23.1	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, dated February 27, 2012. (14)

99.2	Guaranty made by Resource Capital Corp. as guarantor, in favor of Wells Fargo Bank, National Association, Dated February 27, 2012. (14)

101	Interactive Data Files

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2010.

(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2011.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011

(12)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 7, 2011.

(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE CAPITAL CORP. (Registrant)

March 14, 2012	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven J. Kessler	Chairman of the Board	March 14, 2012
STEVEN J. KESSLER

/s/ Jonathan Z. Cohen	Director, President and Chief Executive Officer	March 14, 2012
JONATHAN Z. COHEN

/s/ Walter T. Beach	Director	March 14, 2012
WALTER T. BEACH

/s/ Edward E. Cohen	Director	March 14, 2012
EDWARD E. COHEN

/s/ William B. Hart	Director	March 14, 2012
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 14, 2012
GARY ICKOWICZ

/s/ Murray S. Levin	Director	March 14, 2012
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 14, 2012
P. SHERRILL NEFF

/s/ David J. Bryant	Senior Vice President	March 14, 2012
DAVID J. BRYANT	Chief Financial Officer,
Chief Accounting Officer and Treasurer

(Back to Index)

(Back to Index)

SCHEDULE II
Resource Capital Corp.
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at beginning of period	Charge to expense	Write-offs	Recoveries		Balance at end of period
Allowance for loan and lease loss:
Year Ended December 31, 2011	$34,303	$13,896	$(20,681)	$	−	$27,518

Year Ended December 31, 2010	$48,262	$43,321	$(57,330)		$50	$34,303

Year Ended December 31, 2009	$44,317	$61,383	$(57,450)		$12	$48,262

(Back to Schedules Listing)

SCHEDULE III
Resource Capital Corp.
Real Estate and Accumulated Depreciation
December 31, 2011
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income is Computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned:
Multi-family Houston, TX	$13,600	$18,100	$43	$16,938	$159	1978	8/01/2011	27.5 years

Multi-family Memphis, TN	22,400	−	−	21,081	400	1973	6/14/2011	27.5 years

Office Building Pacific Palisades, CA	12,150	−	−	10,008	140	1980	6/24/2011	27.5 years

	$48,150	$18,100	$43	$48,027	$699

	Years Ended December 31,
	2011		2010		2009
Balance, beginning of year	$	−	$	−	$	−

Additions:
Acquisitions		16,895		−		−
Acquired through conversion of loan to equity		−		−		−
Improvements		43		−		−
Other		31,089		−		−
		48,027		−		−
Deductions:
Cost of real estate sold		−		−		−
Other − write-down		−		−		−

Balance, end of year		$48,027	$	−	$	−

(Back to Schedules Listing)

SCHEDULE IV
Resource Capital Corp.
Mortgage Loans on Real Estate
As of December 31, 2011
(Dollars in thousands)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (1)		Prior Liens (2)	Face Amount of Loans (3)	Net Carrying Amount of Loans
Whole Loans:
Borrower A	Hotel/ Palm Springs, CA	LIBOR + 4.40%	01/05/2018	I/O		−	$21,102	$21,102
Borrower B	Multi-Family/ Renton, WA	LIBOR + 3.50%	02/10/2012	I/O		−	30,850	30,848
Borrower C	Hotel/ Tucson, AZ	LIBOR + 3.50%	02/01/2019	I/O		−	31,500	31,500
Borrower D-1	Hotel/ Los Angeles, CA	LIBOR + 3.00%	10/05/2017	I/O	(4)	−	28,000	28,000
Borrower D-2	Hotel/ Los Angeles, CA	LIBOR + 3.00%	10/05/2017	N/A	(4)	−	9,765	9,765
Borrower E	Multi-Family/ Northglenn, CO	LIBOR + 3.00%	03/05/2012	I/O		−	28,000	28,000
Borrower F-1	Retail/ Hayward, CA	LIBOR + 2.50%	01/05/2019	I/O	(5)	−	23,000	23,000
Borrower F-2	Retail/ Hayward, CA	LIBOR + 2.50%	01/05/2019	I/O	(5)	−	2,005	2,005
Borrower G-1	Multi-Family/ San Francisco, CA	LIBOR + 3.65%	02/08/2017	I/O	(6)	−	15,593	15,593
Borrower G-2	Multi-Family/ San Francisco, CA	LIBOR + 3.65%	02/08/2017	N/A	(6)	−	5,857	5,857
Borrower H	Hotel/ Studio City, CA	LIBOR + 3.20%	04/05/2012	I/O		−	27,171	27,171
Borrower I	Land/ Studio City, CA	LIBOR + 2.95%	04/05/2012	I/O		−	27,112	27,112
Borrower J	Hotel/ Miami, FL	LIBOR + 4.50%	09/09/2012	I/O		−	21,750	21,750
Borrower K	Retail Greenville, SC	LIBOR + 4.00%	12/05/2016	I/O		−	19,250	19,103
Borrower L-1	Multi-Family Parksville, MD	LIBOR + 3.00%	07/05/2016	I/O	(7)(8)	−	23,000	22,823
Borrower L-2	Multi-Family Parksville, MD	15.00%	07/05/2016	I/O	(7)	−	2,000	1,968
All other Whole Loans individually less than 3%							229,873	229,076
Total Whole Loans							$545,828	$544,673

(Back to Schedules Listing)

SCHEDULE IV
Resource Capital Corp.
Mortgage Loans on Real Estate
As of December 31, 2011
(Dollars in thousands)
(Continued)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (1)	Prior Liens (2)	Face Amount of Loans (3)		Net Carrying Amount of Loans
Mezzanine Loans:
Borrower M	Hotel/ Various	LIBOR + 2.85%	05/9/2010	I/O	−	$38,072		$38,072
All other Mezzanine Loans individually Less than 3%						29,770		29,802
Total Mezzanine Loans						67,842		67,874

B Notes:	N/A	N/A	N/A	N/A	N/A
All other B Notes individually less than 3%						16,579		16,435
Total B Notes						16,579		16,435
Total Loans						$630,249	(9)	$628,982	(10)

Explanatory Notes:

(1)	IO = interest only

(2)	Represents only third-party liens

(3)	Does not include unfunded commitments.

(4)	Borrower D is a whole loan and the participations above represent the Senior (D-1) and Mezzanine (D-2) portions.

(5)	Borrower F is a whole loan and the participations above represent the Senior (F-1) and Mezzanine (F-2) portions.

(6)	Borrower G is a whole loan and the participations above represent the Senior (G-1) and Mezzanine (G-2) portions.

(7)	Borrower L is a whole loan and the participations above represents the Senior (L-1) and Mezzanine (L-2) portions.

(8)	Borrower L-1 is a whole loan that is categorized as a floating rate loan in the footnotes and MD&A.

(9)	All loans are current with respect to principal and interest payments due.

(10)
The net carrying amount of loans includes an allowance for loan loss of $24.2 million at December 31, 2011 allocated as follows:  Whole Loans ($22.6 million); Mezzanine Loans ($1.4 million) and B Notes ($253,000).