Form 10-Q
period 2012-03-31
Resource Capital Corp.
filed 2012-05-09
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 1-32733

RESOURCE CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20-2287134
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

712 5th Avenue, 12th Floor, New York, New York 10019
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

The number of outstanding shares of the registrant’s common stock on May 4, 2012 was 84,740,863 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

PART I.                      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and cash equivalents	$37,562	$43,116
Restricted cash	136,211	142,806
Investment securities, trading	43,301	38,673
Investment securities available-for-sale, pledged as collateral, at fair value	174,834	153,366
Investment securities available-for-sale, at fair value	6,943	4,678
Property available-for-sale	1,934	2,980
Investment in real estate	47,694	48,027
Loans, pledged as collateral and net of allowances of $13.2 million and $27.5 million	1,763,674	1,772,063
Loans held for sale	7,515	3,154
Loans receivable–related party	9,429	9,497
Investments in unconsolidated entities	48,171	47,899
Dividend reinvestment plan proceeds receivable	8,000	−
Interest receivable	9,452	8,836
Deferred tax asset	626	626
Intangible assets	18,831	19,813
Other assets	4,249	4,093
Total assets	$2,318,426	$2,299,627
LIABILITIES
Borrowings	$1,801,909	$1,808,986
Distribution payable	17,000	19,979
Accrued interest expense	5,265	3,260
Derivatives, at fair value	13,304	13,210
Accrued tax liability	5,478	12,567
Deferred tax liability	5,624	5,624
Accounts payable and other liabilities	7,086	6,311
Total liabilities	1,855,666	1,869,937
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 84,717,745 and 79,877,516 shares issued and outstanding (including 1,656,273 and 1,428,931 unvested restricted shares)	85	80
Additional paid-in capital	684,721	659,700
Accumulated other comprehensive loss	(35,765)	(46,327)
Distributions in excess of earnings	(186,281)	(183,763)
Total stockholders’ equity	462,760	429,690
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,318,426	$2,299,627

The accompanying notes are an integral part of these statements

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Month Ended March 31,
	2012	2011
REVENUES
Interest income:
Loans	$23,615	$21,250
Securities	3,584	2,760
Interest income – other	2,829	1,219
Total interest income	30,028	25,229
Interest expense	8,443	6,933
Net interest income	21,585	18,296
Rental income	1,919	23
Dividend income	−	661
Fee income	1,862	1,646
Total revenues	25,366	20,626

OPERATING EXPENSES
Management fees − related party	3,443	2,338
Equity compensation – related party	868	460
Professional services	1,352	919
Insurance	158	177
Rental operating expense	1,320	145
General and administrative	1,063	800
Depreciation and amortization	1,361	253
Income tax expense	2,615	1,809
Total operating expenses	12,180	6,901
	13,186	13,725

OTHER REVENUE (EXPENSE)
Impairment losses on real property held for sale	(139)	−
Net realized gain on investment securities available-for-sale and loans	380	156
Net realized and unrealized gain on investment securities, trading	2,144	1,806
Provision for loan losses	(2,178)	(2,606)
Other income	1,088	61
Total other revenue (expense)	1,295	(583)

NET INCOME	$14,481	$13,142

NET INCOME PER SHARE – BASIC	$0.18	$0.22

NET INCOME PER SHARE – DILUTED	$0.18	$0.22

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	81,201,791	60,147,820

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	81,892,987	60,397,630

DIVIDENDS DECLARED PER SHARE	$0.20	$0.25

The accompanying notes are an integral part of these statements

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$14,481	$13,142

Other comprehensive income
Unrealized gains on securities available-for-sale	10,599	4,874
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income	56	55
Unrealized losses on derivatives, net	(93)	1,283
Total other comprehensive income	10,562	6,212

Comprehensive income	$25,043	$19,354

The accompanying notes are an integral part of these statements

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2012
(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance, January 1, 2012	79,877,516	$80	$659,700	$(46,327)	$	−	$(183,763)	$429,690
Proceeds from dividend reinvestment and stock purchase plan	4,478,187	5	24,172	−		−	−	24,177
Offering costs	−	−	(19)	−		−	−	(19)
Stock based compensation	366,405	−	−	−		−	−	−
Amortization of stock based compensation	−	−	868	−		−	−	868
Forfeitures	(4,363)	−	−	−		−	−	−
Net income	−	−	−	−		14,481	−	14,481
Securities available-for-sale, fair value adjustment, net	−	−	−	10,599		−	−	10,599
Designated derivatives, fair value adjustment	−	−	−	(37)		−	−	(37)
Distributions on common stock	−	−	−	−		(14,481)	(2,518)	(16,999)
Balance, March 31, 2012	84,717,745	$85	$684,721	$(35,765)	$	−	$(186,281)	$462,760

The accompanying notes are an integral part of this statement

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,481	$13,142
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	2,178	2,606
Depreciation of real estate investments	380	−
Amortization of intangible assets	982	253
Amortization of term facilities	140	121
Accretion of net discounts on loans held for investment	(5,519)	(5,050)
Accretion of net discounts on securities available-for-sale	(861)	(1,016)
Accretion of net discounts on securities held-to-maturity	−	(118)
Amortization of discount on notes of CDOs	308	13
Amortization of debt issuance costs on notes of CDOs	927	760
Amortization of stock-based compensation	868	460
Amortization of terminated derivative instruments	56	55
Distribution to subordinated debt holder	1,584	−
Non-cash incentive compensation to the Manager	165	−
Purchase of securities, trading	(8,348)	(17,951)
Principal payments on securities, trading	833	41
Proceeds from sales of securities, trading	5,025	6,164
Net realized and unrealized gain on investment securities-trading	(2,144)	(1,927)
Net realized gains on investments	(380)	(35)
Net impairment losses recognized in earnings	139	−
Changes in operating assets and liabilities	(15,274)	17,815
Net cash (used in) provided by operating activities	(4,460)	15,333
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	9,196	(4,053)
Purchase of securities available-for-sale	(16,660)	(33,010)
Principal payments on securities available-for-sale	5,595	1,515
Investment in unconsolidated entity	(136)	2
Improvement of real estate held-for-sale	474	−
Purchase of loans	(150,845)	(180,877)
Principal payments received on loans	116,848	143,917
Proceeds from sale of loans	40,120	33,648
Purchase of investments in real estate	(722)	−
Proceeds from sale of real estate	907	−
Purchase of intangible asset	−	(21,213)
Principal payments received on loans – related parties	69	238
Net cash provided by (used in) investing activities	4,846	(59,833)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $0 and $1,151)	−		46,459
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $19 and $0)	24,158		30,160
Proceeds from borrowings:
Repurchase agreements	8,948		15,109
Payments on borrowings:
Collateralized debt obligations	(18,499)		−
Payment of debt issuance costs	(582)		(662)
Proceeds from CDO retained notes	14		−
Distributions paid on common stock	(19,979)		(14,555)
Net cash (used in) provided by financing activities	(5,940)		76,511
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,554)		32,011
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,116		29,488
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,562		$61,499

SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$8,401		$8,228
Income taxes paid in cash	$10,103	$	−

The accompanying notes are an integral part of these statements

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

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

●	Resource TRS, Inc. (“Resource TRS”), a TRS directly owned by the Company, holds the Company’s equity investment in a leasing company and holds all of its investment securities, trading.

●
Resource TRS II, Inc. (“Resource TRS II”), a TRS directly owned by the Company, holds the Company’s interests in bank loan CDOs not originated by the Company.  Resource TRS II owns 100% of the equity of the following VIE:

–
Resource Capital Asset Management (“RCAM”), a domestic limited liability company, is entitled to collect senior, subordinated, and incentive fees related to five CDO issuers to which it provides management services through Apidos Capital Management, a subsidiary of Resource America.

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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three months ended March 31, 2012 may not necessarily be indicative of the results of operations for the full year ending December 31, 2012.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 1 − ORGANIZATION AND BASIS OF PRESENTATION – (Continued)

The Company has determined that it is the primary beneficiary of Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, RREF CDO 2006-1 and RREF CDO 2007-1 based among other things, on the related-party tiebreaker where it was determined that the Company was most closely associated to each VIE including but not limited to the existence of a principal-agency relationship where the Company is the principal.  In its capacity as manager, the Company has supported one credit in one of its CRE CDOs as it went through a restructure in order to maximize the future cash flows.  The Company has provided no other financial support to any other of its VIEs.

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated financial statements include the accounts of the Company.

All inter-company transactions and balances have been eliminated.

Investment Securities

The Company classifies its investment portfolio as trading or available-for-sale.  The Company, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.

The Company’s investment securities, trading are reported at fair value (see Note 17).  To determine fair value, the Company uses dealer quotes or bids which are validated using an income approach utilizing appropriate prepayment, default, and recovery rates.  Any changes in fair value are recorded in the Company’s results of operations as net realized and unrealized gain (loss) on investment securities, trading.

The Company’s investment securities available-for-sale are reported at fair value (see Note 17).  To determine fair value, the Company uses a dealer quote, which typically will be the dealer who sold the Company the security.  The Company has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  Based on how dealers develop their quotes, market liquidity and levels of trading, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.  The Company evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote the Company receives and the value indicated by its valuation models, the Company will evaluate the difference.  As part of that evaluation, the Company will discuss the difference with the dealer, who may revise its quote based upon these discussions.  Alternatively, the Company may revise its valuation models.

On a quarterly basis, the Company evaluates its available-for-sale investments for other-than-temporary impairment.  An available-for-sale investment is impaired when its fair value has declined below its amortized cost basis.  An impairment is considered other-than-temporary when the amortized cost basis of the investment or some portion thereof will not be recovered.  In addition, the Company’s intent to sell as well as the likelihood that the Company will be required to sell the security before the recovery of the amortized cost basis is considered.  Where credit quality is believed to be the cause of the other-than-temporary impairment, that component of the impairment is recognized as an impairment loss in the statement of operations.  Where other market components are believed to be the cause of the impairment, that component of the impairment is recognized as other comprehensive loss.

Investment securities transactions are recorded on the trade date.  Realized gains and losses on investment securities are determined on the specific identification method.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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
MARCH 31, 2012
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

No impairment charges were recorded on the Company’s investment in real estate or intangible assets during the three months ended March 31, 2012.

Recent Accounting Standards

In June 2011, the FASB issued guidance which changes the presentation of comprehensive income.  It eliminates the option to present comprehensive income as part of the changes in stockholders’ equity.  In addition, it requires consecutive disclosure of comprehensive income either as part of the statement of net income or in a statement immediately following.  Finally, the guidance requires disclosure on the face of the financial statements of any reclassifications between net income and other comprehensive income.  The guidance is effective for fiscal years and periods within those years beginning after December 15, 2011.  In December 2011, the FASB updated the guidance to defer the requirement related to the presentation of certain reclassification adjustments.  Adoption required an additional statement to disclose the Company’s comprehensive income, which is included with these financial statements.

In April 2011, the FASB issued guidance which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset.  The amendments in this guidance will be effective for interim and annual reporting periods beginning on or after December 15, 2011, and will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  Adoption had no impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2011 consolidated financial statements to conform to the 2012 presentation.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended
	March 31,
	2012		2011
Non-cash investing activities include the following:
Contribution of lease receivables and other assets	$	−	$117,840
Conversion of equity in LEAF Receivables Funding 3 to preferred stock and warrants	$	−	$(21,000)

Non-cash financing activities include the following:
Distributions on common stock declared but not paid		$17,000	$17,590
Issuance of restricted stock		$366	$926
Contribution of equipment-backed securitized notes and other liability	$	−	$(96,840)

NOTE 4 – INVESTMENT SECURITIES, TRADING

The following table summarizes the Company's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2012:
Structured notes	$26,872	$8,450	$(1,234)	$34,088
RMBS	12,131	375	(3,293)	9,213
Total	$39,003	$8,825	$(4,527)	$43,301

December 31, 2011:
Structured notes	$27,345	$6,098	$(1,890)	$31,553
RMBS	8,729	100	(1,709)	7,120
Total	$36,074	$6,198	$(3,599)	$38,673

The Company purchased two securities and sold one security during the three months ended March 31, 2012, for a gain of $221,000.  The Company also had one position liquidate during the three months ended March 31, 2012 which resulted in a gain of $224,000.  The Company held 27 investment securities, trading as of March 31, 2012 and December 31, 2011, respectively.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's investment securities including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2012:
CMBS	$173,186	$2,069	$(22,247)	$153,008
ABS	29,973	1,006	(2,233)	28,746
Other asset-backed	−	23	−	23
Total	$203,159	$3,098	$(24,480)	$181,777

December 31, 2011:
CMBS	$161,512	$1,192	$(29,884)	$132,820
ABS	28,513	215	(3,527)	25,201
Other asset-backed	−	23	−	23
Total	$190,025	$1,430	$(33,411)	$158,044

(1)	As of March 31, 2012 and December 31, 2011, $174.8 million and $153.4 million, respectively, of securities were pledged as collateral security under related financings.

The following table summarizes the estimated maturities of the Company’s CMBS and ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
March 31, 2012:
Less than one year	$57,116	(1)	$58,590	3.51%
Greater than one year and less than five years	91,078		108,366	4.59%
Greater than five years	31,719		33,503	3.33%
Greater than ten years	1,864		2,700	4.00%
Total	$181,777		$203,159	4.02%

December 31, 2011:
Less than one year	$61,137	(2)	$65,485	2.73%
Greater than one year and less than five years	69,376		91,826	4.75%
Greater than five years	25,596		29,527	3.90%
Greater than ten years	1,935		3,187	3.84%
Total	$158,044		$190,025	3.82%

(1)
$537,000 of CMBS maturing in this category are collateralized by floating-rate loans and, as permitted under the CMBS terms, are expected to extend their maturities, because, beyond their contractual extensions which expired or will expire this year, the servicer may allow further extensions of the underlying floating rate loans.  The Company expects that the remaining $55.8 million of CMBS will either be extended or be paid in full.

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

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The contractual maturities of the CMBS investment securities available-for-sale range from April 2012 to July 2022.  The contractual maturities of the ABS investment securities available-for-sale range from February 2013 to August 2022.

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, that those individual investment securities available-for-sale that have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2012:
CMBS	$97,488	$(12,469)	$18,400	$(9,778)	$115,888	$(22,247)
ABS	2,891	(177)	5,011	(2,056)	7,902	(2,233)
Total temporarily impaired securities	$100,379	$(12,646)	$23,411	$(11,834)	$123,790	$(24,480)

December 31, 2011:
CMBS	$99,974	$(17,096)	$8,281	$(12,788)	$108,255	$(29,884)
ABS	13,583	(935)	4,473	(2,592)	18,056	(3,527)
Total temporarily impaired securities	$113,557	$(18,031)	$12,754	$(15,380)	$126,311	$(33,411)

The Company held eleven and eight CMBS investment securities available-for-sale that have been in a loss position for more than 12 months as of March 31, 2012 and December 31, 2011, respectively.  The Company held nine and seven ABS investment securities available-for-sale that have been in a loss position for more than 12 months as of March 31, 2012 and December 31, 2011, respectively.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios and makes other-than-temporary impairment determinations at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

●	the length of time the market value has been less than amortized cost;

●	the severity of the impairment;

●	the expected loss of the security as generated by a third-party valuation model;

●	original and current credit ratings from the rating agencies;

●	underlying credit fundamentals of the collateral backing the securities;

●	whether, based upon the Company’s intent, it is more likely than not that the Company will sell the security before the recovery of the amortized cost basis; and

●	third-party support for default, for recovery, prepayment speed and reinvestment price assumptions.

At March 31, 2012 and December 31, 2011, the Company held $153.0 million and $132.8 million, respectively, (net of net unrealized losses of $20.2 million and $28.7 million, respectively), of CMBS recorded at fair value.  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon the current level of market activity (see Note 2).  As of March 31, 2012 and December 31, 2011, $153.0 million and $123.9 million, respectively, of investment securities available-for-sale were valued using dealer quotes and $0 and $8.9 million, respectively, were valued using an internal valuation model.

At March 31, 2012 and December 31, 2011, the Company held $28.7 million and $25.2 million, respectively, (net of net unrealized losses of $1.2 million and $3.3 million), of ABS recorded at fair value (see Note 2).  To determine their fair value, the Company uses dealer quotes.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

During the three months ended March 31, 2012 and 2011, the Company did not recognize any other-than-temporary impairment on positions that supported the Company’s CMBS investment.  While the Company’s securities classified as available-for-sale have declined in fair value on a net basis, the Company has concluded that the declines continue to be temporary and does not believe that any of its securities classified as available-for sale were other-than-temporarily impaired as of March 31, 2012 and 2011 that had not been previously classified as such.  The Company performs an on-going review of third-party reports and updated financial data on the underlying properties in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-than temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on CMBS in the Company’s investment portfolio.  At March 31, 2012, the aggregate discount exceeded the aggregate premium on the Company’s CMBS by approximately $12.4 million.  At December 31, 2011, the aggregate discount exceeded the aggregate premium on the Company’s CMBS by approximately $13.2 million.  At March 31, 2012 and December 31, 2011, the discount on the Company’s ABS portfolio was $3.8 million.  There were no premiums on the Company’s ABS investment portfolio.

NOTE 6 – INVESTMENTS IN REAL ESTATE

The table below summarizes the Company’s investments in real estate (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$38,577	2	$38,577	2
Office property	10,149	1	10,149	1
Subtotal	48,726		48,726
Less: Accumulated depreciation	(1,032)		(699)
Investments in real estate	$47,694		$48,027

Acquisitions

During the three months ended March 31, 2012, the Company made no acquisitions.  During the year ended December 31, 2011, the Company converted two loans it had originated to investments in real estate and acquired one real estate asset, summarized as follows:

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

●
On August 1, 2011, the Company, through its subsidiary RCC Real Estate, purchased Whispertree Apartments, a 504 multi-family property located in Houston, Texas, for $18.1 million, the fair value.  The property was 95% occupied at acquisition.  In conjunction with the purchase of this property, the Company entered into a mortgage in the amount of $13.6 million.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 6 – INVESTMENTS IN REAL ESTATE – (Continued)

A summary of the aggregate estimated fair value of the assets and liabilities acquired on the respective dates of acquisition during the year ended December 31, 2011 are presented below (in thousands):

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$48,683
Cash and cash equivalents	177
Restricted cash	2,360
Intangible assets	2,490
Other assets	391
Total assets acquired	54,101
Liabilities assumed:
Accounts payable and other liabilities	673
Total liabilities assumed	673
Estimated fair value of net assets acquired	$53,428

The Company accounted for the acquisition of Whispertree Apartments as a business combination in accordance with FASB ASC Topic 805.  In the fourth quarter of 2011, the Company obtained the final appraisal of the property.  Based on the final appraisal, the Company adjusted the value of the land and the value of the building by $3.9 million, respectively, as of the acquisition date.  Accordingly, these adjustments were recognized and are reflected in the consolidated financial statements as of March 31, 2012 and December 31, 2011.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)
NOTE 7 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
March 31, 2012:
Bank loans (3)	$1,183,524	$(27,799)	$1,155,725
Commercial real estate loans:
Whole loans	545,493	(1,143)	544,350
B notes	16,543	(136)	16,407
Mezzanine loans (3)	67,823	36	67,859
Total commercial real estate loans	629,859	(1,243)	628,616
Subtotal loans before allowances	1,813,383	(29,042)	1,784,341
Allowance for loan loss	(13,152)	−	(13,152)
Total	$1,800,231	$(29,042)	$1,771,189

December 31, 2011:
Bank loans (3)	$1,205,826	$(32,073)	$1,173,753
Commercial real estate loans:
Whole loans	545,828	(1,155)	544,673
B notes	16,579	(144)	16,435
Mezzanine loans (3)	67,842	32	67,874
Total commercial real estate loans	630,249	(1,267)	628,982
Subtotal loans before allowances	1,836,075	(33,340)	1,802,735
Allowance for loan loss	(27,518)	−	(27,518)
Total	$1,808,557	$(33,340)	$1,775,217

(1)
Amounts include deferred amendment fees of $353,000 and $286,000 and deferred upfront fee of $409,000 and $0 being amortized over the life of the bank loans and $109,000 and $123,000 being amortized over the life of the commercial real estate loans as of March 31, 2012 and December 31, 2011, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2012 and December 31, 2011, respectively.
(3)	Amounts include $7.5 million and $3.2 million of bank loans held for sale at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, approximately 41.1% and 41.9%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 9.0% and 9.1%, respectively, in Arizona; and approximately 8.1% and 8.0% in Florida, respectively.  At March 31, 2012 and December 31, 2011, approximately 13.9% and 13.9%, respectively, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.

At March 31, 2012, the Company’s bank loan portfolio consisted of $1.2 billion (net of allowance of $5.1 million) of floating rate loans, which bear interest ranging between the London Interbank Offered Rate (“LIBOR”) plus 0.5% and LIBOR plus 10.0% with maturity dates ranging from October 2012 to September 2019.  At December 31, 2011, the Company’s bank loan portfolio consisted of $1.2 billion (net of allowance of $3.3 million) of floating rate loans, which bear interest ranging between LIBOR plus 1.1% and LIBOR plus 10.6% with maturity dates ranging from March 2012 to September 2019.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 7 – LOANS HELD FOR INVESTMENT – (Continued)

The following is a summary of the weighted average life of the Company’s bank loans, at amortized cost (in thousands):

	March 31,	December 31,
	2012	2011
Less than one year	$1,503	$1,968
Greater than one year and less than five years	721,265	684,376
Five years or greater	432,957	487,409
	$1,155,725	$1,173,753

The following is a summary of the Company’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
March 31, 2012:
Whole loans, floating rate (1) (4) (5)	34	$537,368	LIBOR plus 2.50% to LIBOR plus 5.75%	May 2012 to February 2019
Whole loans, fixed rate	1	6,982	10.00%	June 2012
B notes, fixed rate	1	16,407	8.68%	April 2016
Mezzanine loans, floating rate	3	53,915	LIBOR plus 2.50% to LIBOR plus 7.45%	May 2012 to December 2012
Mezzanine loans, fixed rate	2	13,944	8.99% to 11.00%	January 2016 to September 2016
Total (2)	41	$628,616

December 31, 2011:
Whole loans, floating rate (1) (4) (5)	32	$537,708	LIBOR plus 2.50% to LIBOR plus 5.75%	April 2012 to February 2019
Whole loans, fixed rate	1	6,965	10.00%	June 2012
B notes, fixed rate	1	16,435	8.68%	April 2016
Mezzanine loans, floating rate	3	53,908	LIBOR plus 2.50% to LIBOR plus 7.45%	May 2012 to December 2012
Mezzanine loans, fixed rate	2	13,966	8.99% to 11.00%	January 2016 to September 2016
Total (2)	39	$628,982

(1)
Whole loans had $6.8 million and $5.2 million in unfunded loan commitments as of March 31, 2012 and December 31, 2011, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan loss of $8.1 million and $24.2 million as of March 31, 2012 and December 31, 2011, respectively.
(3)	Maturity dates do not include possible extension options that may be available to the borrowers.
(4)	Floating rate whole loans include a $2.0 million portion of a whole loan that has a fixed rate of 15.0% as of March 31, 2012 and December 31, 2011, respectively.
(5)	Floating rate whole loans includes a $597,000 and $302,000 preferred equity tranche of a whole loan that has a fixed rate of 10.0% as of March 31, 2012 and December 31, 2011, respectively.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 7 – LOANS HELD FOR INVESTMENT – (Continued)

The following is a summary of the weighted average life of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2012		2013		2014 and Thereafter	Total
March 31, 2012:
B notes	$	−	$	−	$16,407	$16,407
Mezzanine loans		38,072		5,326	24,461	67,859
Whole loans		56,732		48,872	438,746	544,350
Total (1)		$94,804		$54,198	$479,614	$628,616
December 31, 2011:
B notes	$	−	$	−	$16,435	$16,435
Mezzanine loans		38,072		5,319	24,483	67,874
Whole loans		97,327		3,250	444,096	544,673
Total (1)		$135,399		$8,569	$485,014	$628,982

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.

The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
March 31, 2012:
B notes	$243	1.85%
Mezzanine loans	1,696	12.91%
Whole loans	6,116	46.50%
Bank loans	5,097	38.74%
Total	$13,152
December 31, 2011:
B notes	$253	0.92%
Mezzanine loans	1,437	5.23%
Whole loans	22,531	81.87%
Bank loans	3,297	11.98%
Total	$27,518

As of March 31, 2012, the Company had recorded an allowance for loan losses of $13.2 million consisting of a $5.1 million allowance on the Company’s bank loan portfolio and a $8.1 million allowance on the Company’s commercial real estate portfolio as a result of the impairment of three bank loans and one commercial real estate loan as well as the maintenance of a general reserve with respect to these portfolios.  The whole loan allowance decreased $16.4 million from $22.5 million as of December 31, 2011 to $6.1 million as of March 31, 2012.  This decrease is primarily the result of a CRE loan that restructured with a new borrow and new use for the underlying property.

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

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 8 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

On November 16, 2011, the Company together with LEAF Financial and LEAF Commercial Capital, Inc. (“LCC”), a commercial finance company specializing in equipment leasing formed in January 2011, subsidiaries of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”).  In exchange for its prior interest in LCC, the Company received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the “Series D Preferred Stock”), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC.  The Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LCC as a result of the transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. The Company recorded a loss of $2.2 million in conjunction with the transaction.  The Company’s resulting interest is accounted for under the equity method.

The Company has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  The Company does not have the power to direct the activities of either trust, nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these trusts.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated into the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three months ended March 31, 2012 and 2011, the Company recognized $631,000 and $882,000, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $45,000 and $77,000, respectively, of amortization of deferred debt issuance costs.  The Company will continuously reassess as to whether it should be deemed to be the primary beneficiary of the trusts.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 9 –FINANCING RECEIVABLES

The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans		Bank Loans		Lease Receivables		Loans Receivable-Related Party		Total
March 31, 2012:
Allowance for losses at January 1, 2012		$24,221		$3,297	$	−	$	−		$27,518
Provision for loan loss		349		1,829		−		−		2,178
Loans charged-off		(16,515)		(29)		−		−		(16,544)
Recoveries		−		−		−		−		−
Allowance for losses at March 31, 2012		$8,055		$5,097	$	−	$	−		$13,152
Ending balance:
Individually evaluated for impairment		$600		$2,499	$	−	$	−		$3,099
Collectively evaluated for impairment		$7,455		$2,598	$	−	$	−		$10,053
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$97,587		$5,627	$	−		$9,429		$112,643
Collectively evaluated for impairment		$531,029		$1,150,098	$	−	$	−		$1,681,127
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

December 31, 2011:
Allowance for losses at January 1, 2011		$31,617		$2,616		$70	$	−		$34,303
Provision for loan loss		6,478		7,418		−		−		13,896
Loans charged-off		(13,874)		(6,737)		(70)		−		(20,681)
Recoveries		−		−		−		−		−
Allowance for losses at December 31, 2011		$24,221		$3,297	$	−	$	−		$27,518
Ending balance:
Individually evaluated for impairment		$17,065		$1,593	$	−	$	−		$18,658
Collectively evaluated for impairment		$7,156		$1,704	$	−	$	−		$8,860
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$113,038		$2,693	$	−		$9,497		$125,228
Collectively evaluated for impairment		$515,944		$1,171,060	$	−	$	−		$1,687,004
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 9 –FINANCING RECEIVABLES – (Continued)

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

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2012:
Bank loans	$1,071,404	$15,161	$47,387	$8,631	$5,627	$7,515	$1,155,725

As of December 31, 2011:
Bank loans	$1,076,298	$19,739	$60,329	$11,540	$2,693	$3,154	$1,173,753

All of the Company’s bank loans are performing with the exception of three loans with a total carrying amount of $5.6 million as of March 31, 2012, two of which defaulted on March 31, 2012 and one of which defaulted on December 30, 2011.

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

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4		Held for Sale		Total
As of March 31, 2012:
Whole loans	$376,395	$69,960	$97,995	$	−	$	−	$544,350
B notes	16,407	−	−		−		−	16,407
Mezzanine loans	23,342	−	44,517		−		−	67,859
	$416,144	$69,960	$142,512	$	−	$	−	$628,616
As of December 31, 2011:
Whole loans	$329,085	$87,598	$90,225		$37,765	$	−	$544,673
B notes	16,435	−	−		−		−	16,435
Mezzanine loans	23,347	−	44,527		−		−	67,874
	$368,867	$87,598	$134,752		$37,765	$	−	$628,982

All of the Company’s commercial real estate loans are performing as of March 31, 2012 and December 31, 2011.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 9 –FINANCING RECEIVABLES – (Continued)

Loan Portfolios Aging Analysis

The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

					Greater						Total Loans
		30-59		60-89	than 90		Total Past			Total Loans	> 90 Days and
	Days		Days		Days		Due		Current	Receivable	Accruing
March 31, 2012:
Whole loans	$	−	$	−	$	−	$	−	$544,350	$544,350	$	−
B notes		−		−		−		−	16,407	16,407		−
Mezzanine loans		−		−		−		−	67,859	67,859		−
Bank loans		−		−		2,693		2,693	1,153,032	1,155,725		−
Loans receivable- related party		−		−		−		−	9,429	9,429		−
Total loans	$	−	$	−		$2,693		$2,693	$1,791,077	$1,793,770	$	−

December 31, 2011:
Whole loans	$	−	$	−	$	−	$	−	$544,673	$544,673	$	−
B notes		−		−		−		−	16,435	16,435		−
Mezzanine loans		−		−		−		−	67,874	67,874		−
Bank loans		−		−		−		−	1,173,753	1,173,753		−
Loans receivable- related party		−		−		−		−	9,497	9,497		−
Total loans	$	−	$	−	$	−	$	−	$1,812,232	$1,812,232	$	−

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 9 –FINANCING RECEIVABLES – (Continued)

Impaired Loans

The following tables show impaired loans indicated (in thousands):

							Average
			Unpaid				Investment		Interest
	Recorded		Principal		Specific		in Impaired		Income
	Balance		Balance		Allowance		Loans		Recognized
March 31, 2012:
Loans without a specific valuation allowance:
Whole loans		$96,987		$96,987	$	−		$103,298		$4,700
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Loans with a specific valuation allowance:
Whole loans		$600		$600		$(600)		$8,597	$	−
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans		$5,627		$5,627		$(2,499)	$	−	$	−

Total:
Whole loans		$97,587		$97,587		$(600)		$111,895		$4,700
B notes		−		−		−		−		−
Mezzanine loans		−		−		−		−		−
Bank loans		5,627		5,627		(2,499)		−		−
		$103,214		$103,214		$(3,099)		$111,895		$4,700

December 31, 2011:
Loans without a specific valuation allowance:
Whole loans		$75,273		$75,273	$	−		$75,263		$2,682
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Loans with a specific valuation allowance:
Whole loans		$37,765		$37,765		$(17,065)		$36,608		$920
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans		$2,693		$2,693		$(1,593)		$2,693	$	−

Total:
Whole loans		$113,038		$113,038		$(17,065)		$111,871		$3,602
B notes		−		−		−		−		−
Mezzanine loans		−		−		−		−		−
Bank loans		2,693		2,693		(1,593)		2,693		−
		$115,731		$115,731		$(18,658)		$114,564		$3,602

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 9 –FINANCING RECEIVABLES – (Continued)

Troubled- Debt Restructurings

The following tables show the loan portfolio troubled-debt restructurings (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance		Post-Modification Outstanding Recorded Balance
March 31, 2012:
Whole loans	4		$133,955		$115,894
B notes	−		−		−
Mezzanine loans	−		−		−
Bank loans	−		−		−
Loans receivable - related party	1		7,797		7,797
Total loans	5		$141,752		$123,691

March 31, 2011:
Whole loans	−	$	−	$	−
B notes	−		−		−
Mezzanine loans	−		−		−
Bank loans	−		−		−
Loans receivable - related party	−		−		−
Total loans	−	$	−	$	−

As of March 31, 2012 and December 31, 2011, there were no troubled-debt restructurings that subsequently defaulted.

NOTE 10 – INTANGIBLE ASSETS

Intangible assets represent identifiable intangible assets acquired as a result of the Company’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  The Company amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  The Company evaluates intangible assets for impairment as events and circumstances change.  The Company expects to record amortization expense on intangible assets of approximately $3.3 million for the year ended December 31, 2012, $2.7 million for the year ended December 31, 2013, $2.6 million for the years ended December 31, 2014 and 2015, and $2.5 million for the year ended December 31, 2016.  The weighted average amortization period is eight years at March 31, 2012 and the accumulated amortization at March 31, 2012 was $4.9 million.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 10– INTANGIBLE ASSETS – (Continued)

The following table summarizes intangible assets at March 31, 2012 and December 31, 2011 (in thousands).

	Beginning Balance	Accumulated Amortization	Net Asset
March 31, 2012:
Investment in RCAM	$21,213	$(2,893)	$18,320
Investments in real estate:
In-place leases	2,461	(1,954)	507
Above (below) market leases	29	(25)	4
	2,490	(1,979)	511
Total intangible assets	$23,703	$(4,872)	$18,831

December 31, 2011:
Investment in RCAM	$21,213	$(2,237)	$18,976
Investments in real estate:
In-place leases	2,461	(1,634)	827
Above (below) market leases	29	(19)	10
	2,490	(1,653)	837
Total intangible assets	$23,703	$(3,890)	$19,813

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 11 – BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to the Company’s borrowings at March 31, 2012 and December 31, 2011 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
March 31, 2012:
RREF CDO 2006-1 Senior Notes (1)	$157,893	1.39%	34.4 years	$264,641
RREF CDO 2007-1 Senior Notes (2)	316,084	0.80%	34.5 years	430,120
Apidos CDO I Senior Notes (3)	296,643	1.15%	5.3 years	304,580
Apidos CDO III Senior Notes (4)	261,341	0.93%	8.2 years	267,787
Apidos Cinco CDO Senior Notes (5)	320,106	1.01%	8.1 years	337,071
Apidos CLO VIII Senior Notes (6)	298,732	2.42%	9.6 years	344,333
Apidos CLO VIII Securitized Borrowings (10)	23,047	−%	9.6 years	−
Unsecured Junior Subordinated Debentures (7)	50,676	4.46%	24.4 years	−
Repurchase Agreements (8)	63,825	1.49%	18.0 days	75,466
Mortgage Payable (9)	13,562	4.19%	6.3 years	18,100
Total	$1,801,909	1.41%	15.3 years	$2,042,098

December 31, 2011:
RREF CDO 2006-1 Senior Notes (1)	$157,803	1.44%	34.6 years	$264,796
RREF CDO 2007-1 Senior Notes (2)	315,882	0.85%	34.8 years	422,641
Apidos CDO I Senior Notes (3)	314,884	1.04%	5.6 years	315,088
Apidos CDO III Senior Notes (4)	261,209	0.99%	8.5 years	260,167
Apidos Cinco CDO Senior Notes (5)	319,959	0.95%	8.4 years	326,164
Apidos CLO VIII Senior Notes (6)	298,312	2.42%	9.8 years	334,122
Apidos CLO VIII Securitized Borrowings (10)	21,364	−%	9.8 years	−
Unsecured Junior Subordinated Debentures (7)	50,631	4.35%	24.7 years	−
Repurchase Agreements (8)	55,406	1.54%	18.0 days	64,321
Mortgage Payable (9)	13,536	4.23%	6.6 years	18,100
Total	$1,808,986	1.38%	15.3 years	$2,005,399

(1)
Amount represents principal outstanding of $159.0 million and $159.1 million less unamortized issuance costs of $1.1 million and $1.2 million as of March 31, 2012 and December 31, 2011, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $318.6 million and $318.6 million less unamortized issuance costs of $2.5 million and $2.7 million as of March 31, 2012 and December 31, 2011, respectively.  This CDO transaction closed in September 2007.

(3)
Amount represents principal outstanding of $297.5 million and $315.9 million less unamortized issuance costs of $866,000 and $1.1 million as of March 31, 2012 and December 31, 2011, respectively.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $262.5 million and $262.5 million less unamortized issuance costs of $1.2 million and $1.3 million as of March 31, 2012 and December 31, 2011, respectively.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million and $322.0 million less unamortized issuance costs of $1.9 million and $2.0 million as of March 31, 2012 and December 31, 2011, respectively.  This CDO transaction closed in May 2007.

(6)
Amount represents principal outstanding of $304.1 million and $303.9 million less unamortized issuance costs of $5.4 million and $5.5 million as of March 31, 2012 and December 31, 2011, respectively.  This CDO transaction closed in October 2011.

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.
(8)
Amount represents principal outstanding of $64.8 million and $55.9 million less unamortized deferred debt costs of $427,000 and $494,000 related to a CMBS repurchase facility as of March 31, 2012 and December 31, 2011, respectively, and unamortized deferred debt costs of $582,000 related to a CRE repurchase facility as of March 31, 2012.

(9)
Amount represents principal outstanding of $13.6 million and $13.6 million less unamortized real estate financing costs of $37,000 and $65,000 as of March 31, 2012 and December 31, 2011, respectively.  This real estate transaction closed in August 2011.

(10)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 11 – BORROWINGS – (Continued)

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

The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.80% and 0.85% at March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, the Company did not repurchase any notes.

In connection with the Company’s ownership of certain notes held by RREF CDO 2007-1, on June 21, 2011 the Company surrendered for cancellation, without consideration, to the trustee of RREF CDO 2007-1 the following outstanding notes, which previously eliminated in consolidation:  $7.5 million of the Class B notes, $6.5 million of the Class F notes, $6.3 million of the Class G notes and $10.6 million of the Class H notes.  The surrendered notes were cancelled by the trustee pursuant to the applicable indenture, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations was to improve the CDO’s performance with respect to its over-collateralization and interest coverage tests, with which it was already in compliance before the cancellation, as well as to secure the Company’s long-term interest in this structured vehicle.

As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 11 – BORROWINGS – (Continued)

Collateralized Debt Obligations – (Continued)

Resource Real Estate Funding CDO 2006-1

In August 2006, the Company closed RREF CDO 2006-1, a $345.0 million CDO transaction that provides financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class J senior notes (rated BB: Fitch) and class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which will result in the sequential pay down of notes. As of March 31, 2012, $23.1 million of Class A-1 notes have been paid down.

The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.39% and 1.44% at March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, the Company did not repurchase any notes.

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

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 11 – BORROWINGS – (Continued)

Collateralized Debt Obligations – (Continued)

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

The senior notes issued to investors by Apidos CLO VIII consist of the following classes: (i) $231.2 million of class A-1 notes bearing interest at LIBOR plus 1.50%; (ii) $35.0 million of class A-2 notes bearing interest at LIBOR plus 2.00%; (iii) $17.3 million of class B-1 notes bearing interest at LIBOR plus 2.50%; (iv) $6.8 million of class B-2 notes bearing interest at LIBOR plus 2.50%; (v) $14.1 million of class C notes bearing interest at LIBOR plus 3.10% and (vi) $13.2 million of class D notes bearing interest at LIBOR plus 4.50%. All of the notes issued mature on October 17, 2021, although the Company has the right to call the notes anytime from October 17, 2013 until maturity.  The weighted average interest rate on all notes was 2.42% and 2.42% at March 31, 2012 and December 31, 2011, respectively.

Apidos Cinco CDO

In May 2007, the Company closed Apidos Cinco CDO, a $350.0 million CDO transaction that provides financing for bank loans.  The investments held by Apidos Cinco CDO collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos Cinco CDO issued a total of $322.0 million of senior notes at par to investors and RCC commercial purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  The reinvestment period for Apidos Cinco CDO will end in May 2014.  The equity interest is subordinated in right of payment to all other securities issued by Apidos Cinco CDO.

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 1.01% and 0.95% at March 31, 2012 and December 31, 2011, respectively.

Apidos CDO III

In May 2006, the Company closed Apidos CDO III, a $285.5 million CDO transaction that provides financing for bank loans.  The investments held by Apidos CDO III collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos CDO III issued a total of $262.5 million of senior notes at par to investors and RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  The reinvestment period for Apidos CDO III will end in June 2012.  The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO III.

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although the Company has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.93% and 0.99% at March 31, 2012 and December 31, 2011, respectively.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 11 – BORROWINGS – (Continued)

Collateralized Debt Obligations – (Continued)

Apidos CDO I

In August 2005, the Company closed Apidos CDO I, a $350.0 million CDO transaction that provides financing for bank loans.  The investments held by Apidos CDO I collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos CDO I issued a total of $321.5 million of senior notes at par to investors and RCC Commercial purchased a $28.5 million equity interest representing 100% of the outstanding preference shares.  The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO I. The reinvestment period for Apidos CDO I ended in July 2011 which results in the sequential pay down of notes.  As of March 31, 2012, $24.0 million of Class A-1 Notes have been paid down.

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $259.5 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.15% and 1.04% and at March 31, 2012 and December 31, 2011, respectively.

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

The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at March 31, 2012 were $427,000 and $445,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2011, were $450,000 and $467,000, respectively.  The rates for RCT I and RCT II, at March 31, 2012, were 4.42% and 4.50%, respectively.  The rates for RCT I and RCT II, at December 31, 2011, were 4.32% and 4.38%, respectively.

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

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 11 – BORROWINGS – (Continued)

Repurchase and Credit Facilities

CMBS – Term Repurchase Facility

In February 2011, the Company’s wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of highly-rated CMBS.  The Company guaranteed RCC Real Estate’s and RCC Commercial’s performance of their obligations under the repurchase agreement.  At March 31, 2012, RCC Real Estate had borrowed $64.8 million (net of $427,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At March 31, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $75.5 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.49%.  At December 31, 2011, RCC Real Estate had borrowed $55.9 million (net of $494,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At December 31, 2011, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $64.3 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.54%.

The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2012:
Wells Fargo Bank, National Association	$10,602	18	1.49%

December 31, 2011:
Wells Fargo Bank, National Association	$8,461	18	1.54%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

CRE – Term Repurchase Facility

On February 27, 2012, the Company entered into a master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the origination of commercial real estate loans.  The maximum amount of the facility is $150.0 million with an origination fee of 37.5 basis points and has an initial 18 month term with two one year options to extend.  The Company had no borrowings under this facility as of March 31, 2012.

Revolving Credit Facility

On July 7, 2011, the Company and RCC Real Estate entered into a $10.0 million revolving credit facility with The Bancorp Bank (“Bancorp”).  The facility will provide bridge financing for up to five business days which will enable the Company and RCC Real Estate to fund real estate loans to third parties prior to their sale to the Company’s CRE CDOs.  The facility is evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp entered into July 7, 2011.  The facility is secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1, which are owned by RCC Real Estate.  The note becomes due and payable on September 30, 2012.  The Company had no borrowings under this revolving credit facility as of March 31, 2012 and December 31, 2011.

Mortgage Payable

On August 1, 2011, the Company, through its subsidiary, RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.  In conjunction with the purchase of the property, the Company entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bears interest at a rate of one-month LIBOR plus 3.95%.  As of March 31, 2012 and December 31, 2011 the borrowing rate was 4.19% and 4.23%, respectively.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 12 – SHARE ISSUANCE AND REPURCHASE

Under a dividend reinvestment plan authorized by the board of directors on February 16, 2012, the Company was authorized to issue up to 15.0 million shares of common stock.  Under this plan, the Company issued 1,427,635 shares in March 2012 at a weighted-average net share price of $5.63 per share and received proceeds of $8.0 million (net of costs).  This plan supersedes the March 2011 plan.

Under a dividend reinvestment plan authorized by the board of directors on March 10, 2011, the Company was authorized to issue up to 10.0 million shares of common stock.  Under this plan, In January 2012 and February 2012, the Company issued 2,940,251 shares, at a weighted-average net share price of $5.49 per share, and received proceeds of $16.1 million (net of costs).  At February 2012, the Company had issued all of the common stock authorized under this plan.

NOTE 13 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2012	15,200	1,413,731	1,428,931
Issued	19,509	346,896	366,405
Vested	(15,200)	(117,801)	(133,001)
Forfeited	−	(6,062)	(6,062)
Unvested shares as of March 31, 2012	19,509	1,636,764	1,656,273

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the three months ended March 31, 2012 and 2011, including the grant date fair value of shares issued to the Company’s five non-employee directors, was $2.1 million and $6.7 million, respectively.

On January 6, 2012, the Company issued 150,706 shares of restricted common stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on January 6, 2013.  The balance will vest 33.3% annually thereafter through January 6, 2015.

On February 1, 2012 and March 8, 2012, the Company granted 3,833 and 15,676 shares of restricted stock, respectively, under its Amended and Restated 2007 Omnibus Equity Compensation Plan to the Company’s non-employee directors as part of their annual compensation.  These shares vest in full on the first anniversary of the date of grant.

On February 10, 2012, the Company issued 189,258 shares of restricted common stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on February 10, 2013.  The balance will vest 33.3% annually thereafter through February 10, 2015.

On February 27, 2012, the Company issued 2,577 shares of restricted common stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on February 27, 2013.  The balance will vest 33.3% annually thereafter through February 10, 2015.

On March 16, 2012, the Company issued 4,355 shares of restricted common stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on March 16, 2013.  The balance will vest 33.3% annually thereafter through March 16, 2015.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 13 – SHARE-BASED COMPENSATION – (Continued)

In connection with a grant of restricted common stock made on August 25, 2011, the Company agreed to issue up to 336,000 additional shares of common stock if certain loan origination performance thresholds are achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of three annual measurement periods beginning April 1, 2011.  The agreement, with respect to the issuance of the 336,000 shares also provides dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant will be paid at the end of each annual measurement period if the performance criteria are met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company will not record the dividend equivalent rights until earned.  On March 31, 2012, the first annual measurement period ended and 112,000 shares were earned.  These shares will vest over the subsequent 18 months at the rate of one-sixth per quarter.  In addition, $78,400 of accrued dividend equivalent rights were earned.  At March 31, 2012, there was an additional $157,000 of dividends payable upon achievement of the performance criteria.  If earned, any future performance shares issued will vest over the subsequent 18 months at the rate of one-sixth per quarter.

The stock options have a weighted average remaining contractual term of four years.

The following table summarizes the status of the Company’s unvested stock options as of March 31, 2012:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	40,000		$6.40
Granted	−	$
Vested	−	$	−
Forfeited	−	$	−
Unvested at March 31, 2012	40,000		$6.40

The following table summarizes the status of the Company’s vested stock options as of March 31, 2012:

Vested Options	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2012	601,666		$14.99
Vested	−	$	−
Exercised	−	$	−
Forfeited	−	$	−
Vested as of March 31, 2012	601,666		$14.99	3	$ 113

There were no options granted during the three months ended March 31, 2012 and 2011.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 13 – SHARE-BASED COMPENSATION – (Continued)

For the three months ended March 31, 2012 and 2011, the components of equity compensation expense were as follows (in thousands):

	Three Month Ended March 31,
	2012	2011
Options granted to Manager and non-employees	$3	$	−
Restricted shares granted to Manager and non-employees	837		432
Restricted shares granted to non-employee directors	28		28
Total equity compensation expense	$868		$460

During the three months ended March 31, 2011, the Manager received 4,482 shares as incentive compensation valued at $33,000 pursuant to the Management Agreement.  The manager did not receive any incentive management fee for the three months ended March 31, 2012.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of March 31, 2012.  All awards are discretionary in nature and subject to approval by the compensation committee.

NOTE 14 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011
Basic:
Net income	$14,481	$13,142
Weighted average number of shares outstanding	81,201,791	60,147,820
Basic net income per share	$0.18	$0.22

Diluted:
Net income	$14,481	$13,142
Weighted average number of shares outstanding	81,201,791	60,147,820
Additional shares due to assumed conversion of dilutive instruments	691,196	249,810
Adjusted weighted-average number of common shares outstanding	81,892,987	60,397,630
Diluted net income per share	$0.18	$0.22

Potentially dilutive shares relating to 641,666 and 602,666 options for the three months ended March 31, 2012 and 2011, respectively were not included in the calculation of diluted net income per share because the effect was anti-dilutive.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 15 – RELATED PARTY TRANSACTIONS

Relationship with Resource America and Certain of its Subsidiaries

Relationship with Resource America.  At March 31, 2012, Resource America owned 2,524,230 shares, or 3.0%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.

The Company is managed by the Manager pursuant to a management agreement that provides for both base and incentive management fees.  For the three months ended March 31, 2012 and 2011, the Manager earned base management fees of approximately $1.9 million and $1.6 million, respectively.  The Company also reimburses the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  For the three months ended March 31, 2012 and 2011, the Company paid the Manager $597,000 and $564,000, respectively, as expense reimbursements.

On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains/(losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds. The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three months ended March 31, 2012, RCM earned $793,000 in management fees.  The Company has reinvested gains from its activity and holds $43.3 million in fair market value of trading securities as of March 31, 2012, an increase of $4.6 million from $38.7 million at fair market value as of December 31, 2011.  In addition, the Company and RCM have established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  During the three months ended March 31, 2012, RCM earned $113,000 as its share of the net profits as defined in the Investment Management Agreement.

At March 31, 2012, the Company was indebted to the Manager for $1.3 million, comprised of base management fees of $644,000 and incentive management fees of $659,000.  The Company was indebted to a subsidiary of the Manager under the Company’s investment management agreement for $1.1 million, comprised of $793,000 of incentive management fees and $275,000 of expense reimbursements.  At December 31, 2011, the Company was indebted to the Manager for base management fees of $625,000.  The Company was indebted to a subsidiary of the Manager under the Company’s investment management agreement for $2.2 million, comprised of $1.9 million of incentive management fees and $272,000 of expense reimbursements.

The Company had executed seven CDO transactions as of March 31, 2012 and December 31, 2011, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the CDO entities and their assets.

Relationship with LEAF Financial. LEAF Financial, a wholly-owned subsidiary of Resource America, originates and manages equipment leases and notes on behalf of the Company.

On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”), pursuant to which the Company provided an $8.0 million credit facility to LEAF II, of which all $8.0 million has been funded.  The credit facility had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II Receivables Funding, LLC (“LEAF Funding II”), including its entire ownership interest in LEAF II.  The Company received a 1% origination fee in connection with the establishment of the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the note was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  The loan amount outstanding at March 31, 2012 was $7.8 million.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 15 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with Resource America and Certain of its Subsidiaries – (Continued)

On November 16, 2011, the Company together with LEAF Financial and LCC, subsidiaries of Resource America, entered into the SPA with Eos Partners, L.P., a private investment firm, and its affiliates.  In exchange for its prior interest in LCC, the Company received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LCC (see Note 8).

In accordance with the SPA, the Company and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes.  To the extent that the value of the equity on the balance sheet of LEAF Receivables Funding 3 is less than approximately $18.7 million (the value of the equity of LEAF Receivables Funding 3 on the date it was contributed to LCC by the Company), as of the final testing date within 90 days of December 31, 2013, the Company and Resource America have agreed to be jointly and severally obligated to contribute cash to LCC to make up the deficit.  The Company does not believe it is probable or estimable that it will be required to fund LCC in accordance with the SPA.

Relationship with Apidos Capital Management (“ACM”). ACM, a subsidiary of Resource America, manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  Through CPAM, the Company is entitled to collect senior, subordinated and incentive fees related to five Collateralized Loan Obligations (“CLOs”) totaling approximately $1.9 billion in assets managed by CPAM.  CPAM is assisted by ACM in managing the five CLOs.  CPAM subsequently changed its name to Resource Capital Asset Management (“RCAM”).  ACM is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the period from acquisition through March 31, 2012, ACM was paid $1.2 million from subordinated fees received.  ACM was sold to CVC Capital Partners SICAV-FIS, S.A. on April 17, 2012, a joint venture entity in which Resource America owns a 33% interest.

Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At March 31, 2012 and December 31, 2011, the Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio.

On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, and RCP has options to extend the loan for two additional 12-month periods.  No principal payments were made during the three months ended March 31, 2012.  The loan balance was $1.7 million at March 31, 2012.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 15 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with Resource America and Certain of its Subsidiaries – (Continued)

On June 21, 2011, the Company entered into a joint venture with an unaffiliated third-party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by the first mortgage lien on the property.  The Company received a commitment fee equal to 1.0% of the loan amount at the commencement of the loan.  The loan matures on September 21, 2012 and bears interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Resource Real Estate Management, LLC (“RREM”), an affiliate of Resource America, was appointed as asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 2.0% of the gross receipts generated from the property.

On August 1, 2011, the Company, through its subsidiary, RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  RREM was appointed as asset manager.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM is entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.  The Company paid RREM fees of $38,000 during the three months ended March 31, 2012.

Relationship with The Bancorp.  On March 14, 2011, the Company paid Bancorp a loan commitment fee in the amount of $31,500 in connection with Bancorp’s commitment to establish a credit facility for the benefit of the Company.  On July 7, 2011, the Company and RCC Real Estate entered into a $10.0 million revolving credit facility with Bancorp.  The facility provided bridge financing for up to five business days, which will enable the Company and RCC Real Estate to fund real estate loans to third parties prior to their sale to the Company’s CRE CDOs.  The facility is evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp entered into on July 7, 2011.  The facility is secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1 which are owned by RCC Real Estate.  The note becomes due and payable on September 30, 2012.  There were no outstanding borrowings as of March 31, 2012 or December 31, 2011.

Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three months ended March 31, 2012 and 2011, the Company paid Ledgewood $33,000, and $49,000, respectively, in connection with legal services rendered to the Company.

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

On March 16, 2012, the Company declared a quarterly distribution of $0.20 per share of common stock, $16.9 million in the aggregate, which was paid on April 27, 2012 to stockholders of record on March 30, 2012.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

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

The Company reports its investment securities available-for-sale at fair value.  To determine fair value, the Company uses a dealer quote which typically will be the dealer who sold the Company the security.  The Company has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  Based on how dealers develop their quotes, market liquidity and levels of trading, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.  The Company evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote the Company receives and the value indicated by its valuation models, the Company will evaluate the difference.  As part of that evaluation, the Company will discuss the difference with the dealer, who may revise its quote based upon these discussions.  Alternatively, the Company may revise its valuation models.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The Company reports its investment securities, trading at fair value, which is based on a dealer quotes or bids which are validated using an income approach utilizing appropriate prepayment, default and recovery rates.  Any changes in fair value are recorded on the Company’s results of operations as net unrealized gain on investment securities, trading.

Derivatives (interest rate swaps and interest rate caps), both assets and liabilities, are reported at fair value, and are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties.  The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and if material, those derivatives fall within Level 3 of the fair value hierarchy.

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1		Level 2		Level 3	Total
March 31, 2012:
Assets:
Investment securities, trading	$	−	$	−	$43,301	$43,301
Investment securities available-for-sale		−		157,944	23,833	181,777
Total assets at fair value	$	−		$157,944	$67,134	$225,078

Liabilities:
Derivatives (net)	$	−		$894	$12,410	$13,304
Total liabilities at fair value	$	−		$894	$12,410	$13,304

December 31, 2011:
Assets:
Investment securities, trading	$	−	$	−	$38,673	$38,673
Investment securities available-for-sale		−		138,209	19,835	158,044
Total assets at fair value	$	−		$138,209	$58,508	$196,717

Liabilities:
Derivatives (net)	$	−		$1,210	$12,000	$13,210
Total liabilities at fair value	$	−		$1,210	$12,000	$13,210

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2011	$43,380
Total gains or losses (realized/unrealized):
Included in earnings	2,948
Purchases	38,887
Sales	(18,181)
Paydowns	(3,212)
Transfers out of Level 3	(4,437)
Unrealized losses – included in accumulated other comprehensive income	(877)
Beginning balance, January 1, 2012	58,508
Total gains or losses (realized/unrealized):
Included in earnings	2,648
Purchases	8,341
Sales	(5,249)
Paydowns	(1,082)
Unrealized gains (losses) – included in accumulated other comprehensive income	3,968
Ending balance, March 31, 2012	$67,134

The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2011	$10,929
Transfers into Level 3	1,071
Beginning balance, January 1, 2012	12,000
Unrealized losses – included in accumulated other comprehensive income	410
Ending balance, March 31, 2012	$12,410

The Company had no impairment losses included in earnings due to other-than-temporary impairment charges on securities during the three months ended March 31, 2012 and March 31, 2011.

Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as recurring Level 2.  For the Company’s CRE loans where there is no market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3.  The amount of nonrecurring fair value losses for impaired loans for the three months ended March 31, 2012 and 2011 was $1.3 million and $3.4 million, respectively, and is included in the consolidated statements of income as provision for loan losses.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1		Level 2	Level 3		Total
March 31, 2012:
Assets:
Loans held for sale	$	−	$7,515	$	−	$7,515
Impaired loans		−	2,029		21,000	23,029
Total assets at fair value	$	−	$9,544		$21,000	$30,544

December 31, 2011:
Assets:
Loans held for sale	$	−	$3,154	$	−	$3,154
Impaired loans		−	1,099		−	1,099
Total assets at fair value	$	−	$4,253	$	−	$4,253

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at March 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$21,000	Discounted cash flow	Cap rate	10.00%
Interest rate swap agreements	$(12,410)	Discounted cash flow	Weighted average credit spreads	6.76%

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

Loans held-for-investment:  The fair value of the Company’s Level 2 Loans held-for-investment was primarily measured using a third-party pricing service.  The fair value of the Company’s Level 3 Loans held-for-investment was measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Loans receivable-related party are estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Collateralized debt obligation (“CDO”) notes are valued using the dealer quotes, typically the dealer who underwrote the CDO in which the notes are held.

Junior subordinated notes are estimated by obtaining quoted prices for similar assets in active markets

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
March 31, 2012:
Loans held-for-investment	$1,763,674	$1,765,891	$	−		$1,144,352		$621,539
Loans receivable-related party	$9,429	$9,429	$	−	$	−		$9,429
CDO notes	$1,650,799	$1,339,717	$	−		$1,339,717	$	−
Junior subordinated notes	$50,676	$17,170	$	−	$	−		$17,170

December 31, 2011:
Loans held-for-investment	$1,772,063	$1,755,541	$	−		$1,142,638		$612,903
Loans receivable-related party	$9,497	$9,497	$	−	$	−		$9,497
CDO notes	$1,668,049	$1,012,696	$	−		$1,012,696	$	−
Junior subordinated notes	$50,631	$17,125	$	−	$	−		$17,125

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
MARCH 31, 2012
(Unaudited)

NOTE 18– INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS – (Continued)

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

The Company has made an accounting policy election to use the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for derivative instruments, consistent with the guidance in ASC 820-10-35-18G. The basis for use of this exception in 820-10-35-18E is as follows:

●
The Company manages credit risk for its derivative positions on a counterparty-by-counterparty basis (that is, on the basis of its net portfolio exposure with each counterparty), consistent with its risk management strategy for such transactions. The Company manages credit risk by considering indicators of risk such as credit ratings, and by negotiating terms in its ISDA master netting arrangements (or similar agreements) and, if applicable, any associated Credit Support Annex (“CSA”) documentation, with each individual counterparty. Credit risk plays a central role in the decision of which counterparties to consider for such relationships and when deciding with whom it will enter into derivative transactions.

●
Since the effective date of ASC 820, management has monitored and measured credit risk and calculated credit valuation adjustments (“CVAs”) for its derivative transactions on the basis of its relationships at the counterparty portfolio/ISDA master netting arrangement level. Management receives reports from an independent third-party valuation specialist on a monthly basis providing the CVAs at the counterparty portfolio level for purposes of reviewing and managing its credit risk exposures. Since the portfolio exception applies only to the fair value measurement and not to financial statement presentation, the portfolio-level adjustments are then allocated in a reasonable and consistent manner each period to the individual assets or liabilities that make up the group, in accordance with other applicable accounting guidance and the Company’s accounting policy elections.

●	Derivative transactions are required under ASC 815 to be measured at fair value in the statement of financial position each reporting period.

Finally, the Company notes that key market participants take into account the existence of arrangements that mitigate credit risk exposure in the event of default (in the Company’s case, ISDA master netting arrangements with the counterparty).

At March 31, 2012, the Company had 17 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 4.84% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $154.6 million at March 31, 2012.  The counterparties for the Company’s designated interest rate hedge contracts at such date were Credit Suisse International and Wells Fargo Bank, National Association, with which the Company had master netting agreements.

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

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2012
(Unaudited)

NOTE 18– INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS – (Continued)

The estimated fair value of the Company’s interest rate swaps was ($13.3) million and ($13.2) million as of March 31, 2012 and December 31, 2011, respectively.  The Company had aggregate unrealized losses of $14.4 million and $14.3 million on the interest rate swap agreements as of March 31, 2012 and December 31, 2011, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the original term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2012 and on the consolidated statement of income for the three months ended March 31, 2012:

Fair Value of Derivative Instruments as of March 31, 2012
(in thousands)
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$154,558	Derivatives, at fair value	$(13,304)

		Accumulated other comprehensive loss	$13,304

The Effect of Derivative Instruments on the Statement of Income for the
For the Three Months Ended March 31, 2012
(in thousands)
Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Interest rate swap contracts	$ 154,558	Interest expense	$ 1,993

(1)	Negative values indicate a decrease to the associated balance sheet or consolidated statement of income line items.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the unaudited consolidated financial statements.

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward-looking statements.  Please see “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of certain risks, uncertainties and assumptions associated with those statements.

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

We are externally managed by Resource Capital Manager, Inc., or the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, commercial finance and financial fund management operating segments.  As of March 31, 2012, Resource America managed approximately $13.0 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets, from management of assets and from hedging interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, other asset-backed securities, or ABS, and structured note investments.  We also generate revenues from the rental and other income from real properties we own, from management of externally originated bank loans and from our investment in an equipment leasing business.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loans, CMBS and ABS portfolios, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as long-term financing sources.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

Although economic conditions in the United States have had some modest improvements, ongoing conditions in real estate and credit markets continue to impact both us and a number of our commercial real estate borrowers.  We have entered into loan modifications with 26 of our commercial real estate loans.  We have increased our allowance for loan losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of the CMBS and ABS in our investment portfolio.  While we believe we have appropriately valued the assets in our investment portfolio at March 31, 2012, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.

Prior to mid-2010 events occurring in the credit markets impacted our financing and investing strategies and, as a result, our ability to originate new investments and to grow.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio as well as other forms of lending with respect to such assets largely disappeared until mid-2010.  During 2011, we began to see a loosening of the credit markets.  In February 2011, we entered into a $100.0 million, two year term facility with Wells Fargo to purchase CMBS.  In June 2011 we obtained a warehouse facility to finance the purchase of bank loans with Citibank N.A. through Apidos CLO VIII, Ltd, or Apidos CLO VIII.  More recently, we entered into a $10.0 million revolving credit facility with The Bancorp Bank, a related party, and in February 2012 we entered into a $150.0 million master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the origination of commercial real estate loans.  We continue to engage in discussions with potential financing sources about providing commercial real estate term financing to augment and cautiously grow our loan portfolio.  We caution investors that even as credit through these markets becomes more available, we may not be able to obtain economically favorable terms.

(Back to Index)

In light of economic conditions and credit availability, our principal strategies are to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occur and through existing capacities within our completed securitizations and available credit facilities or credit facilities we may be able to arrange on acceptable terms.  The following is a summary of repayments we received during the three months ended March 31, 2012:

●	$904,000 of commercial real estate loan principal repayments;

●	$115.9 million of bank loan principal repayments; and

●	$40.1 million of bank loan sale proceeds.

We have used recycled capital in our bank loan CLO structures to make new investments at discounts to par.  We expect that the reinvested capital and related discounts will produce additional income as the discounts are accreted into interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CLO structures since we receive credit in these structures for these investments at par.  From net discounts of approximately $31.0 million at March 31, 2012, we expect to recognize income of approximately $5.8 million in our bank loan CLO portfolio for the remaining nine months of 2012.

During 2010, we invested $5.0 million through Resource TRS, our taxable REIT subsidiary, in structured finance vehicles, principally CLO equity, which we have classified as trading securities.  The program is managed by Resource Capital Markets, LLC, an affiliate of Resource America.  Because of the success of that new investment, we committed an additional $8.0 million during February 2011.  Beginning in October 2010 through March 31, 2012, we have underwritten 14 new CRE loans for a total of $168.1 million.  We also purchased 22 newly underwritten CMBS for $89.3 million beginning in February 2011 through March 31, 2012, financed with the Wells Fargo facility.  In 2011, we added to our preferred stock investment in LEAF Commercial Capital, Inc., or LCC, a recently recapitalized equipment leasing enterprise associated with our Manager, and held a $36.3 million investment in LCC at March 31, 2012.  In February 2011, we purchased a company that manages $1.9 billion of bank loan assets and are entitled to collect senior, subordinated and incentive management fees.  In October 2011, we closed Apidos CLO VIII, a $352.3 million CLO transaction and issued $317.6 million of senior notes in conjunction with the closing.  Apidos CLO VIII, in which we own a 43% equity interest, provides financing for bank loans.  Due to these recent investments, our increased ability to access credit markets and our ability to invest a significant portion of our available unrestricted and restricted cash balances during 2012, we expect to modestly increase our net interest income in 2012.  However, because we believe that economic conditions in the United States are fragile, and could be significantly harmed by occurrences over which we have no control, we cannot assure you that we will be able to meet our expectations, or that we will not experience net interest income reductions.

As of March 31, 2012, we had invested 62.4% of our portfolio in CRE assets, 31.2% in commercial bank loans and 6.4% in other assets.  As of December 31, 2011, we had invested 63.0% of our portfolio in CRE assets, 30.6% in commercial bank loans, 6.4% in other investments.

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

For a complete discussion of our critical accounting policies and estimates, see the discussion of our Annual Report on Form 10-K for the year ended December 31, 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations − Critical Accounting Policies and Estimates.”

(Back to Index)

Results of Operations − Three Months Ended March 31, 2012 as compared to Three Months Ended March 31, 2011

Our net income for the three months ended March 31, 2012 was $14.5 million, or $0.18 per share (basic and diluted), as compared to net income of $13.1 million, or $0.22 per share (basic and diluted), for the three months ended March 31, 2011.

Interest Income

The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	$15,253	5.02%	$1,202,158	$14,150	6.41%	$878,019
Commercial real estate loans	8,362	4.82%	$685,181	7,100	4.28%	$644,479
Total interest income from loans	23,615			21,250
Interest income from securities:
CMBS-private placement	2,867	6.32%	$181,065	2,234	6.00%	$148,578
ABS	434	5.17%	$32,967	370	4.64%	$31,953
RMBS	283	2.41%	$47,078	156	3.95%	$15,811
Total interest income from securities	3,584			2,760

Interest income – other:
Preference payments on structured Notes (1)	2,772	19.01%	$58,345	1,135	12.14%	$37,404
Temporary investment in over-night repurchase agreements	57	N/A	N/A	84	N/A	N/A
Total interest income − other	2,829			1,219
Total interest income	$30,028			$25,229

(1)	Yields on these quarterly payers reflect payments for full distribution periods and in some cases, we owned the position for a portion of that period.

(Back to Index)

The following table summarizes certain information relating to interest income for the periods indicated (in thousands, except percentages):

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income		Fee Income	Total
Three Months Ended March 31, 2012:
Bank loans	4.10%	$(27,037)	$4,448	$10,393	(1)	$412	$15,253
Commercial real estate loans	5.00%	$(152)	8	8,340		14	8,362
Total interest income from loans			4,456	18,733		426	23,615

CMBS-private placement	4.82%	$(12,426)	681	2,186		−	2,867
ABS	2.53%	$(3,796)	178	256		−	434
RMBS			−	283		−	283
Total interest income from securities			859	2,725		−	3,584

Preference payments on structured notes			−	2,772		−	2,772
Other			−	57		−	57
Total interest income – other			−	2,829		−	2,829

Total interest income			$5,315	$24,287		$426	$30,028
Three Months Ended March 31, 2011:
Bank loans	3.61%	$(23,089)	$5,052	$7,996		$1,102	$14,150
Commercial real estate loans	4.34%	$(173)	(2)	7,057		45	7,100
Total interest income from loans			5,050	15,053		1,147	21,250

CMBS-private placement	3.27%	$(19,693)	1,016	1,218		−	2,234
ABS	2.63%	$(2,726)	118	252		−	370
RMBS			−	156		−	156
Total interest income from securities			1,134	1,626		−	2,760

Preference payments on structured notes			−	1,135		−	1,135
Other			−	84		−	84
Total interest income – other			−	1,219		−	1,219

Total interest income			$6,184	$17,898		$1,147	$25,229

(1)
Amount excludes $2.0 million of interest income on bank loans on Apidos CLO VIII.  We own 43% of the outstanding subordinated debt.  The remaining 57% of subordinated debt is owned by unrelated third parties.

Aggregate interest income increased $4.8 million (19%) to $30.0 million for the three months ended March 31, 2012 from $25.2 million for the three months ended March 31, 2011.  We attribute this increase to the following:

Interest Income from Loans.  Aggregate interest income from loans increased $2.3 million (11%) to $23.6 million for the three months ended March 31, 2012 from $21.3 million for the three months ended March 31, 2011 as a result of increases in interest income from both bank loans and CRE loans.

Interest income on bank loans increased $1.1 million (8%) to $15.3 for the three months ended March 31, 2012 as compared to $14.2 million for the three months ended March 31, 2011.  The increase for the three months ended March 31, 2012 resulted primarily from an increase in the weighted average loan balance of $324.1 million to $1.2 billion for the three months ended March 31, 2012 from $878.0 million for the three months ended March 31, 2011, principally as a result of our new CLO, for which we began acquiring assets in July 2011.

The increase in the weighted average loan balance was partially offset by a decrease in the weighted average yield to 5.02% during the three months ended March 31, 2012 from 6.41% during the three months ended March 31, 2011 primarily as a result of the decrease in accretion income as a result of the purchase of $608.8 million of bank loans at discounts during 2009 and 2010 and the subsequent paydown and payoff of many of those loans during the three months ended March 31, 2011 which sped up the recognition of the discount accretion.  The decrease in accretion that resulted from payoffs and paydowns during the three months ended March 31, 2011 was partially offset by accretion income generated by our new CLO during the three months ended March 31, 2012.

The interest income on CRE loans increased $1.3 million (18%) to $8.4 million for the three months ended March 31, 2012 from $7.1 million for the three months ended March 31, 2011.  This increase is a result of the following:

(Back to Index)

●
The increase of $40.7 million in the weighted average loan balance to $685.2 million for the three months ended March 31, 2012 from $644.5 million for the three months ended March 31, 2011, as we began to reinvest proceeds from payoffs and paydowns, classified as restricted CDO cash on our balance sheet, during the fourth quarter of 2010, with the majority of it being reinvested during the second and third quarters of 2011.

●
The increase in the weighted average yield to 4.82% during the three months ended March 31, 2012 from 4.28% during the three months ended March 31, 2011 as a result of newer loans with higher stated rates than our legacy portfolio.

Interest Income from Securities.  Aggregate interest income from securities increased $824,000 (30%) to $3.6 million for the three months ended March 31, 2012 from $2.8 million for the three months ended March 31, 2011.  The increase in interest income from securities resulted principally from the following:

Interest income on CMBS-private placement increased $633,000 (28%) to $2.9 million for the three months ended March 31, 2012 as compared to $2.2 million for the three months ended March 31, 2011.  The increase for the three months ended March 31, 2012 resulted from the following:

●	An increase in the weighted average balance of assets of $32.5 million primarily as a result of the purchase of assets on our Wells Fargo facility beginning in February 2011.

●
An increase in the weighted average yield of assets to 6.32% for the three months ended March 31, 2012 from 6.00% from the three months ended March 31, 2011 as a result of the purchase of higher yielding assets.

Interest Income Other.  Aggregate interest income-other increased $1.6 million (132%) to $2.8 million for the three months ended March 31, 2012 as compared to $1.2 million for the three months ended March 31, 2011 and is primarily related to our program with Resource Capital Markets.  The payments vary from period to period and are based on cash flows from the underlying assets rather than on a contractual interest rate.

Interest Expense − Three Months Ended March 31, 2012 as compared to Three Months Ended March 31, 2011

The following table sets forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$3,813	1.26%	$1,205,086	$2,290	1.00%	$906,000
Commercial real estate loans	1,558	1.28%	$477,847	1,589	1.24%	$507,362
CMBS–private placement	278	1.98%	$58,704	56	6.27%	$3,612
Hedging instruments	1,993	5.11%	$152,526	2,114	5.04%	$167,065
General	801	4.71%	$65,148	884	6.99%	$51,548
Total interest expense	$8,443			$6,933

Aggregate interest expense increased $1.5 million (22%) to $8.4 million for the three months ended March 31, 2012 from $6.9 million for the three months ended March 31, 2011.  We attribute this increase to the following:

Interest expense related to our bank loans was $3.8 million for the three months ended March 31, 2012 as compared to $2.3 million for the three months ended March 31, 2011, an increase of $1.5 million (67%).  This increase resulted primarily from the following:

●
an increase in the weighted average balance of the related financings of $299.1 million to $1.2 billion for the three months ended March 31, 2012 as compared to $906.0 million for the three months ended March 31, 2011 due to the closing of our new CLO which occurred in October 2011.  The increase in weighted average balance of financings from our new CLO was partially offset by the paydown of Apidos CDO I since it has reached the end of its reinvestment period.  During the period October, 31, 2011 through March 31, 2012, Apidos CDO I paid down $24.0 million in principal amount of its CDO notes.

●
an increase in the weighted average rate to 1.26% for the three months ended March 31, 2012 from 1.00% for the three months ended March 31, 2011, primarily as a result of the increase in LIBOR, a reference index for the rates payable on most of these financings and as a result of the closing of our new CLO which had a weighted average rate on its financings of 2.42% during the three months ended March 31, 2012.

(Back to Index)

Interest expense on CMBS-private placement was $278,000 for the three months ended March 31, 2012 as compared to $56,000 for the three months ended March 31, 2011, an increase of $222,000 (396%).  The increase is due entirely to our use of our master repurchase agreement facility with Wells Fargo that we entered into in February 2011 to finance our acquisition of highly-rated CMBS.

The increase in interest expense was partially offset by a decrease in interest expense on hedging instruments of $121,000 (6%) to $2.0 million for the three months ended March 31, 2012 as compared to $2.1 million for the three months ended March 31, 2011.  The decrease in the hedging expense was primarily due to a change in the composition of interest rate swaps we held on our books during the three months ended March 31, 2012 as compared to 2011.  This change in composition is a result of the maturities of the hedges related to our CRE portfolio in 2012 and 2011 and the purchase of new hedges at lower rates that relate to securities we purchased using the Wells Fargo repurchase facility in 2011.

Other Revenue

The following table sets forth information relating to other revenue we generated during the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Other revenue:
Rental income	$1,919	$23
Dividend income	−	661
Fee income	1,862	1,646
Total other revenue	$3,781	$2,330

The increase in rental income for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is related to investments in real estate which we began acquiring in June 2011.

We received dividend income of $661,000 for the three months ended March 31, 2011.  On November 16, 2011, we entered into an agreement whereby we exchanged our old preferred interest in LCC for a new preferred interest in LCC.  We have accounted for our resulting interest under the equity method subsequent to November 16, 2011 and therefore, we no longer record dividend income from this investment.

We generated fee income of $1.9 million for the three months ended March 31, 2012 which is related to our February 2011 acquisition of a company that manages bank loan assets and receives senior, subordinated, and incentive fees from five Resource Capital Asset Management, or RCAM, collateralized loan obligation issuers, or CLOs.  The 2012 period represents a full quarter of fee income versus a partial quarter in 2011.

Operating Expenses

The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Operating expenses:
Management fees – related party	$3,443	$2,338
Equity compensation − related party	868	460
Professional services	1,352	919
Insurance	158	177
Rental operating expense	1,320	145
General and administrative	1,063	800
Depreciation and amortization	1,361	253
Income tax expense	2,615	1,809
Total operating expenses	$12,180	$6,901

Management fees – related party increased $1.1 million (47%) to $3.4 million for the three months ended March 31, 2012 from $2.3 million for the three months ended March 31, 2011.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio.  The changes are described below:

(Back to Index)

●
Incentive management fees to our Manager, which are based upon the excess of adjusted operating earnings over a variable base rate, were $659,000 for the three months ended March 31, 2012.  There was no incentive management fee for the three months ended March 31, 2011 primarily as a result of losses realized on our CRE portfolio.  The incentive fee is calculated for each quarter and the calculation in any quarter is not affected by the results of any other quarter.

●
Base management fees increased by $296,000 (19%) to $1.9 million for the three months ended March 31, 2012 from $1.6 million for the three months ended March 31, 2011.  This increase was due to increased stockholders’ equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $107.8 million of net proceeds from the sales of common stock through our Dividend Reinvestment and Stock Purchase Plan or DRIP, from January 1, 2011 through March 31, 2012 as well as the receipt of $46.6 million from the proceeds of our March 2011 secondary common stock offering.

●
Incentive management fees related to our structured finance manager increased by $150,000 (20%) to $906,000 for the three months ended March 31, 2012 from $756,000 for the three months ended March 31, 2011.  The increase in fees is primarily related to the increase in the performance of this portfolio at March 31, 2012.

Equity compensation – related party increased $408,000 (89%) to $868,000 for the three months ended March 31, 2012 as compared to $460,000 for the three months ended March 31, 2011.  These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and discretionary grants of restricted stock to several employees of Resource America who provide investment management services to us through our Manager.  The increase in expense was primarily the result of the issuance of new grants in 2011 and 2012.  The increase in expense was partially offset by a decrease in our stock price and its impact on our quarterly remeasurement of the value of unvested stock.

Professional services increased $433,000 (47%) to $1.4 million for the three months ended March 31, 2012 as compared to $919,000 for the three months ended March 31, 2011 as a result the following:

●	An increase of $252,000 in collateral management fees related to our new Apidos CDO. The CDO closed in October 2011.

●	An increase of $191,000 in legal fees primarily from general legal expense related to the CMBS portfolio for a legal matter related to a security.

Rental operating expense increased $1.2 million (810%) to $1.3 million for the three months ended March 31, 2012 from $145,000 for the three months ended March 31, 2011 and is related to an increase in our investments in real estate through several acquisitions that began in June 2011.

General and administrative expense increased $263,000 (33%) to $1.1 million for the three months ended March 31, 2012 from $800,000 for the three months ended March 31, 2011.  This increase is primarily the result of CRE consulting fees related to a loan that was restructured with a new borrower and new use for the underlying property.

Depreciation and amortization increased $1.1 million (438%) to $1.4 million for the three months ended March 31, 2012 from $253,000 for the three months ended March 31, 2011 and is related to our acquisition of real estate in the second and third quarters of 2011 and our acquisition of Resource Capital Asset Management, or RCAM, in February 2011.

Income tax expense increased $806,000 (45%) to $2.6 million for the three months ended March 31, 2012 as compared to $1.8 million for the three months ended March 31, 2011 primarily due to increased profits in our trading portfolio and increased fee income from RCAM following its acquisition in February 2011.

Other Income (Expense)

The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Other income (expense)
Impairment losses on real property held for sale	$(139)	$	−
Net realized gains on investment securities available-for-sale and loans	380		156
Net realized and unrealized gain on investment securities-trading	2,144		1,806
Provision for loan and lease losses	(2,178)		(2,606)
Other income	1,088		61
Total other income (expense)	$1,295		$(583)

(Back to Index)

Impairment losses on real property held for sale were $139,000 for the three months ending March 31, 2012 and represents current estimates based on sales contracts related to our property available-for-sale.  There were no such impairments during the three months ended March 31, 2011.

Net realized gains on investment securities available-for-sale and loans increased $224,000 (144%) to $380,000 for the three months ended March 31, 2012 from $156,000 for the three months ended March 31, 2011.  The increase is primarily the result of gains from the sale of bank loans during the three months ended March 31, 2012 of $369,000 as compared to $76,000 of gains from the sale of loans during the three months ended March 31 2011 as a result of increased sales volume, particularly in our new CDO, Apidos CLO VIII.

Net realized and unrealized gains on investment securities-trading increased $338,000 (19%) to $2.1 million for the three months ended March 31, 2012 from $1.8 million for the three months ended March 31, 2011.  The increase in gains is the result of the improved marks on the investment securities-trading portfolio.

Our provision for loan and lease losses decreased $428,000 (16%) to $2.2 million for the three months ended March 31, 2012 as compared to $2.6 million for the three months ended March 31, 2011.  The following table summarizes information relating to our provision for loan and lease losses for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2012	2011
CRE loan portfolio	$349	$3,121
Bank loan portfolio	1,829	(515)
	$2,178	$2,606

The principal reason for the decrease for the three months ended March 31, 2012 was improved credit in our CRE portfolio where we have seen reduction in the magnitude of impaired and defaulted loans due in large part to the successful restructuring of 26 loans with our borrowers.  The decrease in the provision was partially offset by an increase in our bank loan portfolio, which resulted in the recognition of impairment on two new loans during the three months ended March 31, 2012.

Other income increased $1.0 million to $1.1 million for the three months ended March 31, 2012 from $61,000 for the three months ended March 31, 2011.  This increase is primarily the result of a gain of $1.2 million recognized on the sale of a property in our real estate joint venture.  There were no sales of real estate joint venture interests during the three months ended March 31, 2011.

Financial Condition

Summary.

Our total assets were $2.3 billion on March 31, 2012 and December 31, 2011.  As of March 31, 2012, we held $37.6 million of unrestricted cash and cash equivalents.

Investment Portfolio.

The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of March 31, 2012 and December 31, 2011, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
March 31, 2012
Floating rate
RMBS	$12,131	23.38%	$9,213	17.76%	$(2,918)	-5.62%
CMBS-private placement	28,216	100.00%	11,213	39.74%	(17,003)	-60.26%
Structured notes	26,872	42.36%	34,088	53.73%	7,216	11.37%
Other ABS	−	0.00%	23	0.28%	23	0.28%
Mezzanine loans (1)	53,915	99.98%	53,108	98.48%	(807)	-1.50%
Whole loans (1)	537,368	99.79%	531,251	98.66%	(6,117)	-1.13%
Bank loans (2)	1,148,210	97.64%	1,143,114	97.20%	(5,096)	-0.44%
Loans held for sale	7,515	94.89%	7,515	94.89%	−	0.00%
ABS Securities	29,973	88.76%	28,746	85.13%	(1,227)	-3.63%
Total floating rate	1,844,200	94.00%	1,818,271	92.67%	(25,929)	-1.33%
Fixed rate
CMBS – private placement	144,970	73.98%	141,795	72.36%	(3,175)	-1.62%
B notes (1)	16,407	99.13%	16,164	97.71%	(243)	-1.42%
Mezzanine loans (1)	13,944	100.33%	13,055	93.93%	(889)	-6.40%
Whole loans (1)	6,982	99.74%	6,982	99.74%	−	0.00%
Loans receivable-related party	9,429	100.00%	9,429	100.00%	−	0.00%
Total fixed rate	191,732	78.96%	187,425	77.18%	(4,307)	-1.78%
Other (non-interest bearing)
Investment in real estate	47,694	100.00%	47,694	100.00%	−	0.00%
Investment in unconsolidated entities	48,171	100.00%	48,171	100.00%	−	0.00%
Total other	95,865	100.00%	95,865	100.00%	−	0.00%
Grand total	$2,131,797	92.66%	$2,101,561	91.34%	$(30,236)	-1.32%

December 31, 2011
Floating rate
RMBS	$8,729	18.60%	$7,120	15.17%	$(1,609)	-3.43%
CMBS-private placement	28,691	100.00%	8,311	28.97%	(20,380)	-71.03%
Structured notes	27,345	41.53%	31,553	47.93%	4,208	6.40%
ABS	28,513	88.21%	25,201	77.96%	(3,312)	-10.25%
Other ABS	−	0.00%	23	0.28%	23	0.28%
Mezzanine loans (1)	53,908	99.97%	53,077	98.43%	(831)	-1.54%
Whole loans (1)	537,708	99.79%	515,176	95.61%	(22,532)	-4.18%
Bank loans (2)	1,170,599	97.33%	1,167,302	97.06%	(3,297)	-0.27%
Loans held for sale	3,154	54.59%	3,154	54.59%	−	0.00%
Total floating rate	1,858,647	93.71%	1,810,917	91.32%	(47,730)	-2.39%
Fixed rate
CMBS – private placement	132,821	71.94%	124,509	67.44%	(8,312)	-4.50%
B notes (1)	16,435	99.13%	16,182	97.61%	(253)	-1.52%
Mezzanine loans (1)	13,966	100.35%	13,361	96.00%	(605)	-4.35%
Whole loans (1)	6,965	99.47%	6,965	99.47%	−	0.00%
Loans receivable-related party	9,497	100.00%	9,497	100.00%	−	0.00%
Total fixed rate	179,684	77.58%	170,514	73.62%	(9,170)	-3.96%
Other (non-interest bearing)
Investment in real estate	48,027	100.00%	48,027	100.00%	−	0.00%
Investment in unconsolidated entities	47,899	100.00%	47,899	100.00%	−	0.00%
Total other	95,926	100.00%	95,926	100.00%	−	0.00%
Grand total	$2,134,257	92.36%	$2,077,357	89.89%	$(56,900)	-2.47%

(Back to Index)

(1)
Net carrying amount includes an allowance for loan losses of $8.1 million at March 31, 2012, allocated as follows:  B notes ($0.3 million), mezzanine loans ($1.7 million) and whole loans ($6.1 million).  Net carrying amount includes an allowance for loan losses of $24.2 million at December 31, 2011, allocated as follows:  B notes ($253,000), mezzanine loans ($1.4 million) and whole loans ($22.5 million).

(2)	Net carrying amount includes allowances for loan losses of $5.1 million and $3.3 million as of March 31, 2012 and December 31, 2011, respectively.

Commercial Mortgage-Backed Securities-Private Placement. In the aggregate, we purchased our CMBS-private placement portfolio at a discount.  At March 31, 2012 and December 31, 2011, the remaining discount to be accreted into income over the remaining lives of the securities was $12.4 million and $13.2 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

There was no other-than temporary impairment on our available-for-sale securities portfolio recorded during the three months ended March 31, 2012 or 2011.  While our securities classified as available-for-sale have declined in fair value on a net basis, we concluded that the decline continues to be temporary.  We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.  We do not believe that any of our CMBS classified as available-for-sale were other-than-temporarily impaired as of March 31, 2012.

(Back to Index)

The following table summarizes our CMBS-private placement (in thousands, except percentages):

		During Quarter Ended March 31, 2012
	Fair Value at December 31,	Net	Upgrades/		MTM Change on	Fair Value at March 31,
	2011	Purchases	Downgrades		Same Ratings	2012
Moody’s Ratings Category:
Aaa	$59,727	$16,328	$	−	$(5,141)	$70,914
Aa1 through Aa3	4,115	−		−	388	4,503
A1 through A3	10,678	−		−	1,566	12,244
Baa1 through Baa3	27,839			−	2,819	30,658
Ba1 through Ba3	3,502	−		−	1,092	4,594
B1 through B3	960	−		−	440	1,400
Caa1 through Caa3	7,151	−		−	1,340	8,491
Ca through C	2,094	−		−	1,480	3,574
Non-Rated	16,754	−		−	(124)	16,630
Total	$132,820	$16,328	$	−	$3,860	$153,008

S&P Ratings Category:
AAA	$59,727	$16,328	$	−	$(5,141)	$70,914
A+ through A-	5,923	−		(1,320)	1,560	6,163
BBB+ through BBB-	19,179				(6,268)	12,911
BB+ through BB-	21,129	−		(9,000)	19,592	31,721
B+ through B-	2,310	−			269	2,579
CCC+ through CCC-	6,643	−		−	1,329	7,972
D	616	−		−	(93)	523
Non-Rated	17,293	−		−	2,932	20,225
Total	$132,820	$16,328		$(10,320)	$14,180	$153,008

Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2012:
Structured notes	$26,872	$8,450	$(1,234)	$34,088
Residential mortgage-backed securities or RMBS	12,131	375	(3,293)	9,213
Total	$39,003	$8,825	$(4,527)	$43,301

December 31, 2011:
Structured notes	$27,345	$6,098	$(1,890)	$31,553
Residential mortgage-backed securities or RMBS	8,729	100	(1,709)	7,120
Total	$36,074	$6,198	$(3,599)	$38,673

We purchased two securities and sold one security during the three months ended March 31, 2012, for a gain of $221,000.  We also had one position liquidate during the three months ended March 31, 2012 which resulted in a gain of $224,000.  We held 27 investment securities, trading as of March 31, 2012 and December 31, 2011, respectively.

Other Asset-Backed Securities.  At March 31, 2012 and December 31, 2011, we held two other ABS positions with a fair value of $23,000.  These securities are classified as available-for-sale and carried at fair value.

(Back to Index)

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
March 31, 2012:
Whole loans, floating rate (1) (4) (5)	34	$537,368	LIBOR plus 2.50% to LIBOR plus 5.75%	May 2012 to February 2019
Whole loans, fixed rate	1	6,982	10.00%	June 2012
B notes, fixed rate	1	16,407	8.68%	April 2016
Mezzanine loans, floating rate	3	53,915	LIBOR plus 2.50% to LIBOR plus 7.45%	May 2012 to December 2012
Mezzanine loans, fixed rate	2	13,944	8.99% to 11.00%	January 2016 to September 2016
Total (2)	41	$628,616

December 31, 2011:
Whole loans, floating rate (1) (4) (5)	32	$537,708	LIBOR plus 2.50% to LIBOR plus 5.75%	April 2012 to February 2019
Whole loans, fixed rate	1	6,965	10.00%	June 2012
B notes, fixed rate	1	16,435	8.68%	April 2016
Mezzanine loans, floating rate	3	53,908	LIBOR plus 2.50% to LIBOR plus 7.45%	May 2012 to December 2012
Mezzanine loans, fixed rate	2	13,966	8.99% to 11.00%	January 2016 to September 2016
Total (2)	39	$628,982

(1)
Whole loans had $6.8 million and $5.2 million in unfunded loan commitments as of March 31, 2012 and December 31, 2011, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $8.1 million and $24.2 million recorded as of March 31, 2012 and December 31, 2011, respectively.
(3)	Maturity dates do not include possible extension options that may be available to the borrowers.
(4)	Floating rate whole loans includes a $2.0 million portion of a whole loan that has a fixed rate of 15.0% as of March 31, 2012 and December 31, 2011, respectively.
(5)	Floating rate whole loans includes a $597,000 and $302,000 preferred equity tranche of a whole loan that has a fixed rate of 10.0% as of March 31, 2012 and December 31, 2011, respectively.

Bank Loans.  At March 31, 2012, our consolidated securitizations, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CDO VIII, held a total of $1.2 billion of bank loans at fair value.  The bank loans held by these entities secure the CDO notes they issued.  The aggregate fair value of bank loans held increased by $6.6 million over their holdings at December 31, 2011.  This increase was principally due to improved market pricing for bank loans at March 31, 2012.

We have determined that Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CDO VIII are variable interest entities, or VIEs, and that we are the primary beneficiary for each vehicle.  As of March 31, 2012, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CLO VIII were consolidated.  We own 100% of the equity of Apidos CDO I, Apidos CDO III and Apidos CDO Cinco.  We own approximately 43% of the equity of Apidos CLO VIII.

(Back to Index)

The following table summarizes our bank loan investments (in thousands):

	March 31, 2012		December 31, 2011
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Baa1 through Baa3	$44,865	$44,977	$44,952	$44,956
Ba1 through Ba3	621,126	626,754	648,543	644,497
B1 through B3	441,236	441,171	439,871	427,282
Caa1 through Caa3	19,363	14,502	19,710	12,774
Ca	7,885	3,410	5,765	2,397
No rating provided	21,250	21,814	14,912	14,155
Total	$1,155,725	$1,152,628	$1,173,753	$1,146,061

S&P ratings category:
BBB+ through BBB-	$89,993	$90,380	$84,623	$84,615
BB+ through BB-	553,513	558,457	561,375	559,211
B+ through B-	465,266	466,642	478,684	465,564
CCC+ through CCC-	15,682	10,671	27,097	19,401
CC+ through CC-	4,494	1,790	4,490	1,512
C+ through C-	−	−	−	−
D	2,305	1,706	352	343
No rating provided	24,472	22,982	17,132	15,415
Total	$1,155,725	$1,152,628	$1,173,753	$1,146,061
Weighted average rating factor	1,957		1,969

The following table provides information as to the lien position and status of our bank loans, which we consolidate (in thousands):

	Amortized Cost
	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Total
March 31, 2012:
Loans held for investment:
First lien loans	$259,250	$236,934	$307,980	$319,016	$1,123,180
Second lien loans	4,995	5,252	5,947	2,924	19,118
Subordinated second lien loans	163	122	−	−	285
Defaulted first lien loans	2,544	1,285	1,131	−	4,960
Defaulted second lien loans	333	334	−	−	667
Total	267,285	243,927	315,058	321,940	1,148,210
First lien loans held for sale at fair value	−	1,904	−	5,611	7,515
Total	$267,285	$245,831	$315,058	$327,551	$1,155,725

December 31, 2011:
Loans held for investment:
First lien loans	$295,318	$242,628	$293,442	$311,923	$1,143,311
Second lien loans	5,281	5,746	6,438	6,845	24,310
Subordinated second lien loans	163	122	−	−	285
Defaulted first lien loans	1,397	599	697	−	2,693
Defaulted second lien loans	−	−	−	−	−
Total	302,159	249,095	300,577	318,768	1,170,599
First lien loans held for sale at fair value	−	198	2,018	938	3,154
Total	$302,159	$249,293	$302,595	$319,706	$1,173,753

(Back to Index)

Asset-backed securities.  In November 2011, the investment securities held-to-maturity portfolio was reclassified to investment securities available-for-sale since management no longer intended to hold these positions until maturity.  These investments are now held at fair value with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet.  At March 31, 2012, we held a total of $28.7 million of ABS at fair value through Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, and Apidos CLO VIII all of which secure the debt issued by these entities.  At December 31, 2011, we held a total of $25.2 million fair value of ABS through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  The increase in total ABS was principally due to the improved market prices.

The following table summarizes our ABS at fair value (in thousands):

	March 31, 2012		December 31, 2011
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Aaa	$8,177	$8,694	$8,252	$8,051
Aa1 through Aa3	1,734	1,668	1,723	1,593
A1 through A3	6,481	6,704	6,446	6,366
Baa1 through Baa3	2,680	2,742	2,647	2,543
Ba1 through Ba3	5,060	3,985	5,043	3,592
B1 through B3	3,614	2,621	3,613	2,346
Caa1 through Caa3	931	1,071	−	−
No rating provided	1,296	1,261	789	710
Total	$29,973	$28,746	$28,513	$25,201

S&P ratings category:
AA+ through AA-	$8,177	$8,694	$8,138	$7,928
A+ through A-	7,419	7,668	7,467	7,347
BBB+ through BBB-	958	890	950	866
BB+ through BB-	1,606	1,415	1,592	1,335
B+ through B-	3,646	3,488	3,639	3,200
CCC+ through CCC-	931	1,071	−	−
No rating provided	7,236	5,520	6,727	4,525
Total	$29,973	$28,746	$28,513	$25,201
Weighted average rating factor	763		582

Investment in Unconsolidated Entities.  On November 16, 2011, we, together with LEAF Financial and LCC, entered into a stock purchase agreement with Eos Partners, L.P., or Eos, a private investment firm, and its affiliates.  In exchange for our prior interest in LCC, we received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock, or the Series B Preferred Stock, and 2,364 shares of newly issued Series D Redeemable Preferred Stock, or the Series D Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LCC.  Our investment in LEAF was valued at $36.3 million based on a third-party valuation.  Several approaches, including discounted expected cash flows, market approach and comparable sales transactions were used to estimate the fair value of our investment in LEAF as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions.  Accordingly, we recorded a loss of $2.2 million in conjunction with the transaction.  Our resulting interest is accounted for under the equity method.

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

(Back to Index)

Financing Receivables

The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans		Bank Loans		Lease Receivables		Loans Receivable-Related Party		Total
March 31, 2012:
Allowance for losses at January 1, 2012		$24,221		$3,297	$	−	$	−		$27,518
Provision for loan loss		349		1,829		−		−		2,178
Loans charged-off		(16,515)		(29)		−		−		(16,544)
Recoveries		−		−		−		−		−
Allowance for losses at March 31, 2012		$8,055		$5,097	$	−	$	−		$13,152
Ending balance:
Individually evaluated for impairment		$600		$2,499	$	−	$	−		$3,099
Collectively evaluated for impairment		$7,455		$2,598	$	−	$	−		$10,053
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$97,587		$5,627	$	−		$9,429		$112,643
Collectively evaluated for impairment		$531,029		$1,150,098	$	−	$	−		$1,681,127
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

December 31, 2011:
Allowance for losses at January 1, 2011		$31,617		$2,616		$70	$	−		$34,303
Provision for loan loss		6,478		7,418		−		−		13,896
Loans charged-off		(13,874)		(6,737)		(70)		−		(20,681)
Recoveries		−		−		−		−		−
Allowance for losses at December 31, 2011		$24,221		$3,297	$	−	$	−		$27,518
Ending balance:
Individually evaluated for impairment		$17,065		$1,593	$	−	$	−		$18,658
Collectively evaluated for impairment		$7,156		$1,704	$	−	$	−		$8,860
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$113,038		$2,693	$	−		$9,497		$125,228
Collectively evaluated for impairment		$515,944		$1,171,060	$	−	$	−		$1,687,004
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

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

(Back to Index)

Credit risk profiles of bank loans were as follows (in thousands):
	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2012:
Bank loans	$1,071,404	$15,161	$47,387	$8,631	$5,627	$7,515	$1,155,725

As of December 31, 2011:
Bank loans	$1,076,298	$19,739	$60,329	$11,540	$2,693	$3,154	$1,173,753

All of our bank loans are performing with the exception of three loans with a total carrying amount of $5.6 million as of March 31, 2012, two of which defaulted on March 31, 2012 and one of which defaulted on December 30, 2011.

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

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4		Held for Sale		Total
As of March 31, 2012:
Whole loans	$376,395	$69,960	$97,995	$	−	$	−	$544,350
B notes	16,407	−	−		−		−	16,407
Mezzanine loans	23,342	−	44,517		−		−	67,859
	$416,144	$69,960	$142,512	$	−	$	−	$628,616
As of December 31, 2011:
Whole loans	$329,085	$87,598	$90,225		$37,765	$	−	$544,673
B notes	16,435	−	−		−		−	16,435
Mezzanine loans	23,347	−	44,527		−		−	67,874
	$368,867	$87,598	$134,752		$37,765	$	−	$628,982

All of our real estate loans were performing as of March 31, 2012 and December 31, 2011.

(Back to Index)

Loan Portfolios Aging Analysis

The following table shows the loan portfolio aging analysis for the years indicated at cost basis (in thousands):

					Greater						Total Loans
		30-59		60-89	than 90		Total Past			Total Loans	> 90 Days and
	Days		Days		Days		Due		Current	Receivable	Accruing
March 31, 2012:
Whole loans	$	−	$	−	$	−	$	−	$544,350	$544,350	$	−
B notes		−		−		−		−	16,407	16,407		−
Mezzanine loans		−		−		−		−	67,859	67,859		−
Bank loans		−		−		2,693		2,693	1,153,032	1,155,725		−
Loans receivable- related party		−		−		−		−	9,429	9,429		−
Total loans	$	−	$	−		$2,693		$2,693	$1,791,077	$1,793,770	$	−

December 31, 2011:
Whole loans	$	−	$	−	$	−	$	−	$544,673	$544,673	$	−
B notes		−		−		−		−	16,435	16,435		−
Mezzanine loans		−		−		−		−	67,874	67,874		−
Bank loans		−		−		−		−	1,173,753	1,173,753		−
Loans receivable- related party		−		−		−		−	9,497	9,497		−
Total loans	$	−	$	−	$	−	$	−	$1,812,232	$1,812,232	$	−

Impaired Loans

The following tables show impaired loans indicated (in thousands):

							Average
			Unpaid				Investment		Interest
	Recorded		Principal		Specific		in Impaired		Income
	Balance		Balance		Allowance		Loans		Recognized
March 31, 2012:
Loans without a specific valuation allowance:
Whole loans		$96,987		$96,987	$	−		$103,298		$4,700
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Loans with a specific valuation allowance:
Whole loans		$600		$600		$(600)		$8,597	$	−
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans		$5,627		$5,627		$(2,499)	$	−	$	−

Total:
Whole loans		$97,587		$97,587		$(600)		$111,895		$4,700
B notes		−		−		−		−		−
Mezzanine loans		−		−		−		−		−
Bank loans		5,627		5,627		(2,499)		−		−
		$103,214		$103,214		$(3,099)		$111,895		$4,700

(Back to Index)

							Average
			Unpaid				Investment		Interest
	Recorded		Principal		Specific		in Impaired		Income
	Balance		Balance		Allowance		Loans		Recognized
December 31, 2011:
Loans without a specific valuation allowance:
Whole loans		$75,273		$75,273	$	−		$75,263		$2,682
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Loans with a specific valuation allowance:
Whole loans		$37,765		$37,765		$(17,065)		$36,608		$920
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans		$2,693		$2,693		$(1,593)		$2,693	$	−

Total:
Whole loans		$113,038		$113,038		$(17,065)		$111,871		$3,602
B notes		−		−		−		−		−
Mezzanine loans		−		−		−		−		−
Bank loans		2,693		2,693		(1,593)		2,693		−
		$115,731		$115,731		$(18,658)		$114,564		$3,602

Troubled-Debt Restructurings

The following tables show the loan portfolio troubled-debt restructurings (in thousands):
	Number of Loans	Pre-Modification Outstanding Recorded Balance		Post-Modification Outstanding Recorded Balance
March 31, 2012:
Whole loans	4		$133,955		$115,894
B notes	−		−		−
Mezzanine loans	−		−		−
Bank loans	−		−		−
Loans receivable - related party	1		7,797		7,797
Total loans	5		$141,752		$123,691

March 31, 2011:
Whole loans	−	$	−	$	−
B notes	−		−		−
Mezzanine loans	−		−		−
Bank loans	−		−		−
Loans receivable - related party	−		−		−
Total loans	−	$	−	$	−

As of March 31, 2012 and December 31, 2011, there were no troubled-debt restructurings that subsequently defaulted.

(Back to Index)

Investments in Real Estate

The table below summarizes our investments in real estate (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$38,577	2	$38,577	2
Office property	10,149	1	10,149	1
Subtotal	48,726		48,726
Less: Accumulated depreciation	(1,032)		(699)
Investments in real estate	$47,694		$48,027

Acquisitions.  During the three months ended March 31, 2012, we made no acquisitions.  During the year ended December 31, 2011, we converted two loans we had originated to investments in real estate and acquired one real estate asset, summarized as follows:

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

Restricted cash.  At March 31, 2012, we had restricted cash of $136.2 million, which consisted of $133.0 million of restricted cash on our six CDOs, $1.0 million held in a margin account related to our swap portfolio and $2.2 million held in restricted accounts at our investment properties.  At December 31, 2011, we had restricted cash of $142.8 million, which consisted of $138.1 million of restricted cash on our six CDOs, $1.5 million held in a margin account related to our swap portfolio and $3.2 million held in restricted accounts at our investment properties.  The decrease of $6.6 million is primarily related to loan settlements in our CDOs and, to a lesser extent, the expiration of the reinvestment period for two of our CDOs, Apidos CDO I and RREF CDO 2006-1, whereby any repaid principal is now used to repay the principal balance of the notes outstanding.

Interest Receivable.  At March 31, 2012, we had interest receivable of $9.5 million, which consisted of $9.5 million of interest on our securities and loans and $6,600 of interest earned on escrow and sweep accounts.  At December 31, 2011, we had interest receivable of $8.8 million, which consisted of $8.8 million of interest on our securities, loans and lease receivables and $15,000 of interest earned on escrow and sweep accounts.  The increase in interest receivable is primary due to a $568,000 increase in interest receivable on structured notes due to the timing of when payments were due and received, and an increase of $83,000 in interest receivable on our CMBS held as a result of new purchases through our Wells Fargo facility in the first quarter of 2012.

(Back to Index)

Other Assets.  The following table summarizes our other assets as of March 31, 2012 and December 31, 2011(in thousands):

	March 31,	December 31,
	2012	2011
Management fees receivable	$1,135	$1,171
Other receivables	216	1,191
Prepaid assets	1,204	647
Fixed assets	1,654	979
Principal paydown	40	105
Total	$4,249	$4,093

Other assets increased $156,000 to $4.2 million as of March 31, 2012 from $4.1 million as of December 31, 2011.  This increase resulted primarily from an increase of $675,000 of fixed assets which is primarily related to the acquisition of new real estate properties as well as a $560,000 increase to prepaid assets due to our directors’ and officers’ insurance policy and the timing of when we pay the related premium costs as well as an increase in our prepaid tax asset.  The increase in other assets was partially offset by a decrease of $975,000 in other receivables due to the repayment of reserve fundings on the note cancellation on the RREF 2006 and RREF 2007 CDOs.

Hedging Instruments.  Our hedges at March 31, 2012 and December 31, 2011 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With interest rates at historically low levels and the forward curve projecting steadily increasing rates as well as the scheduled maturity of two hedges during 2012, we expect that the fair value of our hedges will modestly improve in 2012.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at March 31, 2012 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	$12,750	5.27%	07/25/07	08/06/12	$(226)
Interest rate swap	1 month LIBOR	32,721	4.13%	01/08/08	05/25/16	(1,971)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(197)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(413)
Interest rate swap	1 month LIBOR	80,769	5.58%	06/26/07	04/25/17	(9,118)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(207)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(461)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(456)
Total CRE Swaps		139,400				(13,049)

CMBS Swaps
Interest rate swap	1 month LIBOR	86	0.64%	02/23/11	11/01/13	−
Interest rate swap	1 month LIBOR	28	0.51%	03/18/11	11/01/13	−
Interest rate swap	1 month LIBOR	102	0.55%	03/28/11	11/01/13	−
Interest rate swap	1 month LIBOR	151	0.55%	04/15/11	11/18/13	−
Interest rate swap	1 month LIBOR	3,160	1.11%	04/26/11	01/15/14	(30)
Interest rate swap	1 month LIBOR	3,805	0.84%	03/31/11	01/18/14	(15)
Interest rate swap	1 month LIBOR	4,042	1.93%	02/14/11	05/01/15	(104)
Interest rate swap	1 month LIBOR	755	1.30%	07/19/11	03/18/16	(11)
Interest rate swap	1 month LIBOR	3,029	1.95%	04/11/11	03/18/16	(95)
Total CMBS Swaps		15,158				(255)

Total Interest Rate Swaps		$154,558	4.84%			$(13,304)

(Back to Index)

CMBS – Term Repurchase Facility

In February 2011, the Company’s wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of highly-rated CMBS.  The Company guaranteed RCC Real Estate’s and RCC Commercial’s performance of their obligations under the repurchase agreement.  At March 31, 2012, RCC Real Estate had borrowed $64.8 million (net of $427,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At March 31, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $75.5 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.49%.  At December 31, 2011, RCC Real Estate had borrowed $55.9 million (net of $494,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At December 31, 2011, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $64.3 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.54%.

CRE – Term Repurchase Facility

On February 27, 2012, the Company entered into a master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the origination of commercial real estate loans.  The maximum amount of the facility is $150.0 million with an origination fee of 37.5 basis points and has an initial 18 month term with two one year options to extend.  There were no borrowings outstanding under this facility at March 31, 2012.

Revolving Credit Facility

On July 7, 2011, the Company and RCC Real Estate entered into a $10.0 million revolving credit facility with The Bancorp Bank (“Bancorp”).  The facility will provide bridge financing for up to five business days which will enable the Company and RCC Real Estate to fund real estate loans to third parties prior to their sale to the Company’s CRE CDOs.  The facility is evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp entered into July 7, 2011.  The facility is secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1, which are owned by RCC Real Estate.  The note becomes due and payable on September 30, 2012.  The Company had no borrowings under this revolving credit facility as of March 31, 2012 and December 31, 2011.

Collateralized Debt Obligations.  As of March 31, 2012, we had executed and retained equity in six CDO transactions as follows:

●
In October 2011, we closed Apidos CLO VIII, a $350.0 million CLO transaction that provided financing for bank loans.  The investments held by Apidos CLO VIII collateralized $317.6 million of senior notes issued by the CDO vehicle.  Resource TRS III purchased a $15.0 million equity interest representing approximately 43% of the outstanding preference shares.  At March 31, 2012, the notes issued to outside investors had a weighted average borrowing rate of 2.42%.

●
In September 2007, we closed Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008, an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, $250,000 of the Class J senior notes in January 2010, $5.0 million of the Class A-2 senior notes in August 2011, and $5.0 million of the Class A-2 senior notes in September 2011.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2012, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 0.80%.

●
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  RCC Commercial II holds a $28.0 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2012, the notes issued to outside investors had a weighted average borrowing rate of 1.01%.

(Back to Index)

●
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in September 2009, $3.5 million of the Class E senior note and $4.0 million of the Class F senior notes in September 2009 and $20.0 million of the Class A-1 senior notes in February 2010.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2012, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 1.39%.  The reinvestment period expired in September 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through March 31, 2012, $23.1 million of the Class A-1 senior notes was paid down.

●
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2012, the notes issued to outside investors had a weighted average borrowing rate of 0.93%.

●
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $28.5 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2012, the notes issued to outside investors had a weighted average borrowing rate of 1.15%.  The reinvestment period expired in July 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through March 31, 2012, $24.0 million of the Class A-1 senior notes was paid down.

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

In October 2009, we amended our unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provides for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under our guarantee.  The interest rate adjustment took effect as of October 1, 2009 and expired on September 30, 2011.  The rates for RCT I and RCT II at March 31, 2012, were 4.42% and 4.50%, respectively and 4.32% and 4.38% at December 31, 2011, respectively.  The covenant waiver expired on January 1, 2012.  The junior subordinated debentures debt issuance costs are included in borrowings in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at March 31, 2012 were $427,000 and $445,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2011 were $450,000 and $467,000, respectively.

Stockholders’ Equity

Stockholders’ equity at March 31, 2012 was $462.8 million and gave effect to $14.4 million of unrealized losses on our cash flow hedges and $21.4 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2011 was $429.7 million and gave the effect to $14.3 million of unrealized losses on cash flow hedges and $32.0 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive.  The increase in stockholder’s equity during the three months ended March 31, 2012 was principally due to the proceeds from sales of our common stock through our DRIP and improvements in the value of investment securities available-for-sale.

(Back to Index)

Fluctuations in market values of assets in our available-for-sale portfolio that have not been other-than-temporarily impaired, do not impact our income determined in accordance with GAAP, or our taxable income, but rather are reflected on our consolidated balance sheets by changing the carrying value of the asset and stockholders’ equity under ‘‘Accumulated Other Comprehensive Loss.”

Funds from Operations

We evaluate our performance based on several performance measures, including FFO and AFFO, in addition to net income.  We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts as net income (computed in accordance with GAAP), excluding gains or losses on the sale of depreciable real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/ uncombined partnerships and joint ventures.

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

The following table reconciles GAAP net income to Funds from Operations and Adjusted Funds from Operations for the period presented (in thousands):

Three Months Ended March 31,
2012
Net income − GAAP	$14,481
Adjustments:
Real estate depreciation and amortization	710
Gains on sales of joint venture real estate interest (1)	(1,087)
FFO	14,104
Adjustments:
Non-cash items:
Impairment losses on real property held for sale	139
Provisions for loan losses	1,584
Straight line rental adjustments	8
Share-based compensation	868
Amortization of deferred costs (non real estate) and intangible assets	1,655
Cash items:
Gains on sales of joint venture real estate interest (1)	1,087
Capital expenditures	(803)
AFFO	$18,642
Weighted average shares – diluted	81,893
AFFO per share – diluted	$0.23

(1)	Amount represents gains on sales of joint venture real estate interests from a joint venture that were recorded by us.

(Back to Index)

Liquidity and Capital Resources

As of March 31, 2012, our principal sources of current liquidity were $24.2 million of proceeds from the sale of common stock through our DRIP and funds available in existing CDO financings of $133.0 million at March 31, 2012.  As of December 31, 2011, our principal sources of current liquidity were $46.6 million of net proceeds from our May 2011 offering, $83.6 million of proceeds from sale of common stock through our DRIP and funds available in existing CDO financings of $110.9 million.

Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through March 31, 2012, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

The following table sets forth collateralized debt obligations – distributions and coverage test summary for the periods presented (in thousands):

				Annualized
				Interest
				Coverage	Overcollateralization
		Cash Distributions		Cushion	Cushion
			Three Months
		Year Ended	Ended	As of	As of	As of Initial
		December 31,	March 31,	March 31,	March 31,	Measurement
Name	CDO Type	2011 (1)	2012 (1)	2012 (2) (3)	2012 (4)	Date
		(actual)	(actual)
Apidos CDO I (6)	CLO	$9,305	$2,089	$9,951	$13,685	$17,136
Apidos CDO III	CLO	$8,351	$2,114	$4,101	$9,450	$11,269
Apidos Cinco CDO	CLO	$9,941	$2,451	$4,972	$17,971	$17,774
Apidos CLO VIII(5)	CLO	$ −	$ −	$4,049	$13,657	$13,657
RREF 2006-1(7)	CRE CDO	$11,637	$3,289	$11,714	$56,406	$24,941
RREF 2007-1	CRE CDO	$10,743	$2,969	$10,830	$39,825	$26,032

(1)	Distributions on retained equity interests in CDOs (comprised of note investment and preference share ownership).
(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.
(3)	Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to our preference shares.
(4)	Overcollateralization cushion represents the amount by which the collateral held by the CDO issuer exceeds the maximum amount required.
(5)	Apidos CLO VIII, which closed in October 2011, had its first distribution in April 2012; Our share was $1.1 million.
(6)	Apidos CDO I reinvestment period expired in July 2011.
(7)	RREF CDO 2006-1 reinvestment period expired in September 2011.

At April 30, 2012, after paying the first quarter dividend, our liquidity of $127.9 million consists of two primary sources:

●	unrestricted cash and cash equivalents of $21.2 million and restricted cash of $1.0 million in margin call accounts and $2.2 million in the form of real estate escrows, reserves and deposits; and

●	capital available for reinvestment in our six CDO entities of $103.5 million, of which $965,000 is designated to finance future funding commitments on CRE loans.

(Back to Index)

In addition, we have availability through two CRE term facilities to finance the purchase of highly-rated CMBS securities and originate commercial real estate loans of $29.5 million and $150.0 million, respectively.

Our leverage ratio may vary as a result of the various funding strategies we use.  As of March 31, 2012 and December 31, 2011, our leverage ratio was 3.9 times and 4.2 times, respectively.  The decrease in leverage ratio was primarily due to the offering proceeds received through our DRIP issuances and repayment on our CDO notes which was partially offset by borrowings under our Wells Fargo CMBS repurchase facility.

Distributions

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.  On March 16, 2012, we declared a quarterly distribution of $0.20 per share of common stock, $16.9 million in the aggregate, which was paid on April 27, 2012 to stockholders of record on March 30, 2012.

Contractual Obligations and Commitments

	Contractual Commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year		1 – 3 years		3 – 5 years		More than 5 years
CDOs (1)	$1,650,799	$	−	$	−	$	−	$1,650,799
Repurchase Agreements(2)	64,406		64,406		−		−	−
Unsecured junior subordinated debentures (3)	50,676		−		−		−	50,676
Base management fees (4)	7,715		7,715		−		−	−
Total	$1,773,596		$72,121	$	−	$	−	$1,701,475

(1)
Contractual commitments do not include $8.7 million, $12.3 million, $9.8 million, $14.1 million, $24.9 million and $58.0 million of interest expense payable through the non-call dates of July 2010, May 2011, June 2011, August 2011 and June 2012, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1, RREF 2007-1 and Apidos CLO VIII.  The non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitments include $33,000 of interest expense payable through the maturity date of April 18, 2012 on our repurchase agreements.
(3)
Contractual commitments do not include $48.7 million and $49.7 million of interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

At March 31, 2012, we had 17 interest rate swap contracts with a notional value of $154.6 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of March 31, 2012, the average fixed pay rate of our interest rate hedges was 4.84% and our receive rate was one-month LIBOR, or 0.25%.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of December 31, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

We have certain unfunded commitments related to our commercial real estate loan portfolio that we may be required to fund in the future.  Our unfunded commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria.  Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.  As of March 31, 2012, we had seven loans with unfunded commitments totaling $6.8 million, of which $1.0 million will be funded by restricted cash in RREF CDO 2007-1.

(Back to Index)

On November 16, 2011, as described in “Financial Condition”, we, together with LEAF Financial and LCC, entered into a stock purchase agreement and related agreements.  Pursuant to the stock purchase agreement,  we and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes. See Note 15 “Related-Party Transactions” in the notes to consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2012 and December 31, 2011, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The following sensitivity analysis tables show, at March 31, 2012 and December 31, 2011, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	March 31, 2012
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$138,718	$136,299	$133,973
Change in fair value	$2,419		$(2,326)
Change as a percent of fair value	1.77%		1.71%

Hedging instruments:
Fair value	$(18,247)	$(13,304)	$(7,619)
Change in fair value	$(4,943)		$5,685
Change as a percent of fair value	37.15%		42.73%

	December 31, 2011
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$121,534	$119,274	$117,101
Change in fair value	$2,260		$(2,173)
Change as a percent of fair value	1.89%		1.82%

Hedging instruments:
Fair value	$(18,851)	$(13,210)	$(6,782)
Change in fair value	$(5,641)		$6,428
Change as a percent of fair value	42.70%		48.66%

(1)	Includes the fair value of available-for-sale investments that are sensitive to interest rate change.

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

Changes in Internal Control of Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
10.1(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (4)
10.1(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (5)
10.1(c)	Second Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of August 17, 2010. (8)
10.1(d)	Third Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of February 24, 2011. (11)
10.1(e)	Fourth Amendment to Amended and Restated Management Agreement (12)
10.2(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
10.2(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
10.3	2005 Stock Incentive Plan. (1)
10.4	Amended and Restated 2007 Omnibus Equity Compensation Plan.
10.5	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
10.6	Revolving Judgment Note and Security Agreement between Resource Capital Corp and RCC Real Estate and the Bancorp Bank, dated July 7, 2011 (13)

(Back to Index)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, dated February 27, 2012. (14)
99.2	Guaranty made by Resource Capital Corp. as guarantor, in favor of Wells Fargo Bank, National Association, Dated February 27, 2012. (14)
101	Interactive Data Files

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2010.

(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2011.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 20, 2012.

(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 7, 2011.

(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: May 8, 2012	By: /s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: May 8, 2012	By: /s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer