Form 10-Q
period 2012-06-30
Resource Capital Corp.
filed 2012-08-07
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of outstanding shares of the registrant’s common stock on August 3, 2012 was 88,183,777 shares.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and cash equivalents	$31,897	$43,116
Restricted cash	78,343	142,806
Investment securities, trading	44,153	38,673
Investment securities available-for-sale, pledged as collateral, at fair value	177,332	153,366
Investment securities available-for-sale, at fair value	7,800	4,678
Loans held for sale	49,114	3,154
Property available-for-sale	−	2,980
Investment in real estate	47,362	48,027
Loans, pledged as collateral and net of allowances of $12.4 million and $27.5 million	1,736,079	1,772,063
Loans receivable–related party	9,438	9,497
Investments in unconsolidated entities	45,289	47,899
Interest receivable	9,597	8,836
Deferred tax asset	626	626
Intangible assets	17,877	19,813
Prepaid expenses	6,485	648
Other assets	5,514	3,445
Total assets	$2,266,906	$2,299,627
LIABILITIES
Borrowings	$1,739,805	$1,808,986
Distribution payable	17,279	19,979
Accrued interest expense	3,294	3,260
Derivatives, at fair value	13,570	13,210
Accrued tax liability	4,593	12,567
Deferred tax liability	3,906	5,624
Accounts payable and other liabilities	8,756	6,311
Total liabilities	1,791,203	1,869,937
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 268,720 shares issued and outstanding	−	−
Common stock, par value $0.001: 500,000,000 shares authorized; 86,266,500 and 79,877,516 shares issued and outstanding (including 1,638,906 and 1,428,931 unvested restricted shares)	86	80
Additional paid-in capital	699,971	659,700
Accumulated other comprehensive loss	(37,245)	(46,327)
Distributions in excess of earnings	(187,109)	(183,763)
Total stockholders’ equity	475,703	429,690
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,266,906	$2,299,627

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES
Interest income:
Loans	$23,012	$20,591	$46,627	$41,841
Securities	3,752	2,955	7,336	5,715
Interest income − other	3,157	1,716	5,986	2,935
Total interest income	29,921	25,262	59,949	50,491
Interest expense	8,936	7,062	17,379	13,995
Net interest income	20,985	18,200	42,570	36,496
Rental income	2,034	157	3,953	180
Dividend income	−	866	−	1,527
Fee income	2,329	2,253	4,191	3,899
Total revenues	25,348	21,476	50,714	42,102

OPERATING EXPENSES
Management fees − related party	4,548	3,148	7,991	5,486
Equity compensation − related party	1,140	623	2,008	1,083
Professional services	806	989	2,158	1,908
Insurance	159	159	317	336
Rental operating expense	1,309	185	2,629	330
General and administrative	1,470	1,121	2,533	1,921
Depreciation and amortization	1,364	756	2,725	1,009
Income tax expense	384	1,171	2,999	2,980
Total operating expenses	11,180	8,152	23,360	15,053
	14,168	13,324	27,354	27,049
OTHER REVENUE (EXPENSE)
Net impairment losses recognized in earnings	(32)	(4,649)	(171)	(4,649)
Net realized gain on investment securities available-for-sale and loans	1,422	3,696	1,802	3,852
Net realized and unrealized gain on investment securities, trading	1,424	1,473	3,568	3,279
Provision for loan losses	(4,253)	(4,113)	(6,431)	(6,719)
Gain on the extinguishment of debt	5,464	−	5,464	−
Other expenses	(1,743)	(512)	(655)	(451)
Total other revenue (expense)	2,282	(4,105)	3,577	(4,688)
NET INCOME	16,450	9,219	30,931	22,361
Net income allocated to preferred shares	(25)	−	(25)	−
NET INCOME ALLOCABLE TO COMMON SHARES	$16,425	$9,219	$30,906	$22,361
NET INCOME PER SHARE – BASIC	$0.20	$0.13	$0.38	$0.34
NET INCOME PER SHARE – DILUTED	$0.20	$0.13	$0.37	$0.34
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − BASIC	83,466,810	70,704,579	82,334,303	65,455,811
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − DILUTED	84,188,216	71,008,075	83,040,604	65,732,464
DIVIDENDS DECLARED PER SHARE	$0.20	$0.25	$0.40	$0.50

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$16,450	$9,219	$30,931	$22,361

Other comprehensive income:
Reclassification adjustment for gains included in net income	922	−	934	−
Unrealized (losses) gains on available-for-sale securities, net	(2,203)	(4,956)	8,396	(82)
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	55	56	112	111
Unrealized losses on derivatives, net	(266)	(4,525)	(360)	(3,242)
Total other comprehensive (loss) income	(1,492)	(9,425)	9,082	(3,213)
Comprehensive income (loss)	$14,958	$(206)	$40,013	$19,148

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2012
(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Preferred Stock- Series A		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance, January 1, 2012	79,877,516	$80	$	−	$659,700	$(46,327)	$	−	$(183,763)	$429,690
Proceeds from dividend reinvestment and stock purchase plan	5,877,094	5		−	32,296	−		−	−	32,301
Proceeds from issuance of preferred stock	−	−		−	6,318	−		−	−	6,318
Offering costs	−	−		−	(505)	−		−	−	(505)
Stock based compensation	516,253	1		−	154	−		−	−	155
Amortization of stock based compensation	−	−		−	2,008	−		−	−	2,008
Forfeitures	(4,363)	−		−	−	−		−	−	−
Net income	−	−		−	−	−		30,931	−	30,931
Preferred dividends	−	−		−	−	−		(25)	−	(25)
Securities available-for-sale, fair value adjustment, net	−	−		−	−	9,330		−	−	9,330
Designated derivatives, fair value adjustment	−	−		−	−	(248)		−	−	(248)
Distributions on common stock	−	−		−	−	−		(30,906)	(3,346)	(34,252)
Balance, June 30, 2012	86,266,500	$86	$	−	$699,971	$(37,245)	$	−	$(187,109)	$475,703

The accompanying notes are an integral part of this statement

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,931	$22,361
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,431	6,719
Depreciation of investments in real estate	789	28
Amortization of intangible assets	1,936	980
Amortization of term facilities	455	265
Accretion of net discounts on loans held for investment	(8,013)	(9,720)
Accretion of net discounts on securities available-for-sale	(1,559)	(1,739)
Accretion of net discounts on securities held-to-maturity	−	(237)
Amortization of discount on notes of CDOs	689	27
Amortization of debt issuance costs on notes of CDOs	2,356	1,521
Amortization of stock-based compensation	2,008	1,083
Amortization of terminated derivative instruments	113	111
Distribution to subordinated debt holder	1,167	−
Non-cash incentive compensation to the Manager	613	201
Deferred income tax benefits	(1,718)	−
Purchase of securities, trading	(8,348)	(28,340)
Principal payments on securities, trading	898	123
Proceeds from sales of securities, trading	5,531	16,868
Net realized and unrealized gain on investment securities, trading	(3,568)	(3,279)
Net realized gains on investments	(1,802)	(3,852)
Gain on early extinguishment of debt	(1,835)	−
Net impairment losses recognized in earnings	171	4,649
Changes in operating assets and liabilities	(14,101)	14,635
Net cash provided by operating activities	13,144	22,404
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	64,085	(20,023)
Purchase of securities available-for-sale	(39,184)	(59,348)
Principal payments on securities available-for-sale	17,954	3,483
Proceeds from sale of securities available-for-sale	6,719	13,747
Investment in unconsolidated entity	1,470	354
Improvement of real estate held-for-sale	(138)	−
Proceeds from sale of real estate held-for-sale	2,886	−
Purchase of loans	(340,523)	(387,247)
Principal payments received on loans	240,407	277,672
Proceeds from sale of loans	93,236	95,370
Distributions from investments in real estate	851	−
Improvements in investments in real estate	(504)	−
Purchase of intangible asset	(1,517)	(21,213)
Principal payments received on loans – related parties	137	264
Net cash provided by (used in) investing activities	45,879	(96,941)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)

	Six Months Ended
	June 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $0 and $1,228)	−	46,382
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $19 and $0)	32,282	54,564
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $486 and $0)	5,832	−
Proceeds from borrowings:
Repurchase agreements	44,295	23,687
Payments on borrowings:
Collateralized debt obligations	(108,881)	−
Retirement of debt	(4,850)	−
Payment of debt issuance costs	(586)	(541)
Payment of equity to third party sub-note holders	(1,219)	−
Proceeds from CDO retained notes	(215)	−
Distributions paid on common stock	(36,900)	(32,145)
Net cash (used in) provided by financing activities	(70,242)	91,947
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,219)	17,410
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,116	29,488
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,897	$46,898

SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$8,253	$16,727

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

–
Resource Real Estate Funding CDO 2007-1 (“RREF CDO 2007-1”), a Cayman Islands limited liability company and QRS.  RREF CDO 2007-1 was established to complete a CDO issuance secured by a portfolio of commercial real estate loans, CMBS and property available-for-sale.

●	RCC Commercial, Inc. (“RCC Commercial”) holds bank loan investments. RCC Commercial owns 90% and 100%, respectively of the equity of the following VIEs:

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

●
Resource TRS II, Inc. (“Resource TRS II”), a TRS directly owned by the Company, holds the Company’s interests in bank loan CDOs not originated by the Company.  Resource TRS II owns 100% of the equity of the following VIE:

–
Resource Capital Asset Management (“RCAM”), a domestic limited liability company, is entitled to collect senior, subordinated, and incentive fees related to five CDO issuers to which it provides management services through CVC Credit Partners, LLC, formerly Apidos Capital Management, a subsidiary of CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”).  Resource America, Inc. owns a 33% interestest in CVC Credit Partners, LLC.

●
Resource TRS III, Inc. (“Resource TRS III”), a TRS directly owned by the Company, holds the Company’s interests in a bank loan CDO originated by the Company.  Resource TRS III owns 33% of the equity of the following VIE:

–	Apidos CLO VIII, Ltd (“Apidos CLO VIII”), a Cayman Islands limited liability company and TRS. Apidos CLO VIII was established to complete a CLO issuance secured by a portfolio of bank loans.

●	RSO EquityCo, LLC owns 10% of the equity of Apidos CDO I and 10% of the equity of Apidos CLO VIII.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 1 − ORGANIZATION AND BASIS OF PRESENTATION – (Continued)

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the six months ended June 30, 2012 may not necessarily be indicative of the results of operations for the full year ending December 31, 2012.

The Company has determined that it is the primary beneficiary of Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1 and RREF CDO 2007-1 based, among other things, on the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” where it was determined that the Company was most closely associated with each VIE including the existence of a principal-agency relationship where the Company is the principal.  In its capacity as manager, the Company has supported two credits in one of its commercial real estate (“CRE”) CDOs as it went through a restructure in order to maximize the future cash flows.  The Company has provided no other financial support to any other of its VIEs.

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

Investment security transactions are recorded on the trade date.  Realized gains and losses on investment securities are determined on the specific identification method.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
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

An impaired loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value for such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
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

Acquisitions of real estate assets and any related intangible assets are recorded initially at fair value under FASB ASC Topic 805, “Business Combinations.”  The Company allocates the purchase price of its investments in real estate to land, building, site improvements, the value of in-place leases and the value of above or below market leases. The value allocated to above or below market leases is amortized over the remaining lease term as an adjustment to rental income. The Company amortizes the value allocated to in-place leases over the weighted average remaining lease term to depreciation and amortization expense.  The Company depreciates real property using the straight-line method over the estimated useful lives of the assets as follows:

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

No impairment charges were recorded on the Company’s investment in real estate or intangible assets during the three or six months ended June 30, 2012 and 2011.

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
JUNE 30, 2012
(Unaudited)

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended
	June 30,
	2012		2011
Non-cash investing activities include the following:
Contribution of lease receivables and other assets	$	−		$117,340
Conversion of equity in LEAF Receivables Funding 3 to preferred stock and warrants	$	−		$(21,000)
Acquisition of real estate investments	$	−		$(33,073)
Conversion of loans to investment in real estate	$	−		$34,550

Non-cash financing activities include the following:
Distributions on common stock declared but not paid		$17,254		$18,567
Distribution on preferred stock declared but not paid		$25	$	−
Issuance of restricted stock		$482		$966
Contribution of equipment-backed securitized notes and other liability	$	−		$(96,840)

NOTE 4 – INVESTMENT SECURITIES, TRADING

The following table summarizes the Company's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012:
Structured notes	$26,872	$10,895	$(1,131)	$36,636
RMBS	10,547	452	(3,482)	7,517
Total	$37,419	$11,347	$(4,613)	$44,153

December 31, 2011:
Structured notes	$27,345	$6,098	$(1,890)	$31,553
RMBS	8,729	100	(1,709)	7,120
Total	$36,074	$6,198	$(3,599)	$38,673

The Company purchased and sold two securities during the six months ended June 30, 2012, for a net loss of $791,000.  The Company also had one position liquidate during the six months ended June 30, 2012 which resulted in a gain of $224,000.  The Company held 26 and 27 investment securities, trading as of June 30, 2012 and December 31, 2011, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012:
CMBS	$178,080	$1,062	$(22,280)	$156,862
ABS	29,703	842	(2,298)	28,247
Other asset-backed	−	23	−	23
Total	$207,783	$1,927	$(24,578)	$185,132

December 31, 2011:
CMBS	$161,512	$1,192	$(29,884)	$132,820
ABS	28,513	215	(3,527)	25,201
Other asset-backed	−	23	−	23
Total	$190,025	$1,430	$(33,411)	$158,044

(1)	As of June 30, 2012 and December 31, 2011, $177.3 million and $153.4 million, respectively, of securities were pledged as collateral security under related financings.

The following table summarizes the estimated maturities of the Company’s CMBS and ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
June 30, 2012:
Less than one year	$51,076	(1)	$51,023	5.62%
Greater than one year and less than five years	85,491		105,250	4.58%
Greater than five years and less than ten years	47,026		49,303	3.67%
Greater than ten years	1,539		2,207	3.71%
Total	$185,132		$207,783	4.63%

December 31, 2011:
Less than one year	$61,137	(2)	$65,485	2.73%
Greater than one year and less than five years	69,376		91,826	4.75%
Greater than five years and less than ten years	25,596		29,527	3.90%
Greater than ten years	1,935		3,187	3.84%
Total	$158,044		$190,025	3.82%

(1)	The Company expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.
(2)
$6.7 million of CMBS maturing in this category are collateralized by floating-rate loans and, as permitted under the CMBS terms, are expected to extend their maturities, because, beyond their contractual extensions which expired or will expire this year, the servicer may allow further extensions of the underlying floating rate loans.  The Company expects that the remaining $53.5 million of CMBS will either have their maturity date extended or be paid in full.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The contractual maturities of the CMBS investment securities available-for-sale range from August 2012 to July 2022.  The contractual maturities of the ABS investment securities available-for-sale range from February 2013 to August 2022.

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2012:
CMBS	$91,070	$(3,421)	$30,841	$(18,859)	$121,911	$(22,280)
ABS	5,016	(73)	6,344	(2,225)	11,360	(2,298)
Total temporarily impaired securities	$96,086	$(3,494)	$37,185	$(21,084)	$133,271	$(24,578)

December 31, 2011:
CMBS	$99,974	$(17,096)	$8,281	$(12,788)	$108,255	$(29,884)
ABS	13,583	(935)	4,473	(2,592)	18,056	(3,527)
Total temporarily impaired securities	$113,557	$(18,031)	$12,754	$(15,380)	$126,311	$(33,411)

The Company held 18 and eight CMBS investment securities available-for-sale that have been in a loss position for more than 12 months as of June 30, 2012 and December 31, 2011, respectively.  The Company held 11 and seven ABS investment securities available-for-sale that have been in a loss position for more than 12 months as of June 30, 2012 and December 31, 2011, respectively.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

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

At June 30, 2012 and December 31, 2011, the Company held $156.9 million and $132.8 million, respectively, (net of net unrealized losses of $21.2 million and $28.7 million, respectively), of CMBS recorded at fair value.  To determine fair value, the Company uses two methods, either a dealer quote or an internal valuation model, depending upon the current level of market activity (see Note 2).  As of June 30, 2012 and December 31, 2011, $156.9 million and $123.9 million, respectively, of investment securities available-for-sale were valued using dealer quotes and $0 and $8.9 million, respectively, were valued using an internal valuation model.

At June 30, 2012 and December 31, 2011, the Company held $28.2 million and $25.2 million, respectively, (net of net unrealized losses of $1.5 million and $3.3 million), of ABS recorded at fair value (see Note 2).  To determine their fair value, the Company uses dealer quotes.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

During the three and six months ended June 30, 2012 and 2011, the Company did not recognize any other-than-temporary impairment on positions that supported the Company’s CMBS portfolio.  The Company’s securities classified as available-for-sale have increased in fair value on a net basis as of June 30, 2012 as compared to December 31, 2011 primarily due to improving dealer marks.  At December 31, 2011, the Company’s securities classified as available-for-sale had declined in fair value on a net basis, and the Company had concluded that the decline continued to be temporary and did not believe that any of its securities classified as available-for sale were other-than-temporarily impaired.  The Company performs an on-going review of third-party reports and updated financial data on the underlying properties in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-than temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment.

During the three and six months ended June 30, 2012, the Company sold two CMBS positions with a total par of  $7.0 million and  recognized a gain of $912,000.  During the three and six months ended June 30, 2011, the Company sold three CMBS positions with a total par of $15.0 million and recognized a gain of $3.5 million.

During the three and six months ended June 30, 2012, the Company sold two and five ABS positions with a total par of $1.3 million and $2.8 million, respectively, and recognized gains of $11,000 and $22,000, respectively.  During the three and six months ended June 30, 2011, no ABS sales occurred.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on CMBS in the Company’s investment portfolio.  At June 30, 2012 and December 31, 2011, the aggregate discount due to interest rate changes exceeded the aggregate premium due to interest rate changes on the Company’s CMBS by approximately $11.0 million and $13.2 million, respectively.  At June 30, 2012 and December 31, 2011, the aggregate discount on the Company’s ABS portfolio was $3.6 million and $3.8 million, respectively.  There were no premiums on the Company’s ABS investment portfolio.

NOTE 6 – INVESTMENTS IN REAL ESTATE

The table below summarizes the Company’s investments in real estate (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$38,577	2	$38,577	2
Office property	10,149	1	10,149	1
Subtotal	48,726		48,726
Less: Accumulated depreciation	(1,364)		(699)
Investments in real estate	$47,362		$48,027

Acquisitions

During the six months ended June 30, 2012, the Company made no acquisitions.  During the year ended December 31, 2011, the Company converted two loans it had originated to investments in real estate and acquired one real estate asset, summarized as follows:

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
JUNE 30, 2012
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

The Company accounted for the acquisition of Whispertree Apartments as a business combination in accordance with FASB ASC Topic 805.  In the fourth quarter of 2011, the Company obtained the final appraisal of the property.  Based on the final appraisal, the Company adjusted the value of the land and the value of the building by $3.9 million, respectively, as of the acquisition date.  Accordingly, these adjustments were recognized and are reflected in the consolidated financial statements as of June 30, 2012 and December 31, 2011.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 7 – LOANS HELD FOR INVESTMENT

The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
June 30, 2012:
Bank loans (3)	$1,155,637	$(23,530)	$1,132,107
Commercial real estate loans:
Whole loans(4)	583,312	(2,079)	581,233
B notes	16,511	(129)	16,382
Mezzanine loans	67,807	40	67,847
Total commercial real estate loans	667,630	(2,168)	665,462
Subtotal loans before allowances	1,823,267	(25,698)	1,797,569
Allowance for loan loss	(12,376)	−	(12,376)
Total	$1,810,891	$(25,698)	$1,785,193

December 31, 2011:
Bank loans (3)	$1,205,826	$(32,073)	$1,173,753
Commercial real estate loans:
Whole loans	545,828	(1,155)	544,673
B notes	16,579	(144)	16,435
Mezzanine loans	67,842	32	67,874
Total commercial real estate loans	630,249	(1,267)	628,982
Subtotal loans before allowances	1,836,075	(33,340)	1,802,735
Allowance for loan loss	(27,518)	−	(27,518)
Total	$1,808,557	$(33,340)	$1,775,217

(1)
Amounts include deferred amendment fees of $378,000 and $286,000 and deferred upfront fees of $384,000 and $0 being amortized over the life of the bank loans.  Amounts include loan origination fees of $1.1 million and $984,000 and loan extension & exit fees of $911,000 and $123,000 being amortized over the life of the commercial real estate loans as of June 30, 2012 and December 31, 2011, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2012 and December 31, 2011, respectively.
(3)	Amounts include $15.1 million and $3.2 million of bank loans held for sale at June 30, 2012 and December 31, 2011, respectively.
(4)	Amount includes $34.0 million of a whole loan that is classified as a loan held for sale at June 30, 2012.

At June 30, 2012 and December 31, 2011, approximately 41.1% and 41.9%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 8.5% and 9.1%, respectively, in Arizona; and approximately 7.6% and 8.0%, respectively, in Florida.  At each of June 30, 2012 and December 31, 2011, approximately 13.9%, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.

At June 30, 2012, the Company’s bank loan portfolio consisted of $1.1 billion (net of allowance of $5.2 million) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.4% and three month LIBOR plus 10.0% with maturity dates ranging from November 2012 to September 2019.  At December 31, 2011, the Company’s bank loan portfolio consisted of $1.2 billion (net of allowance of $3.3 million) of floating rate loans, which bear interest ranging between three month LIBOR plus 1.1%, and three month LIBOR plus 10.6% with maturity dates ranging from March 2012 to September 2019.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 7 – LOANS HELD FOR INVESTMENT – (Continued)

The following is a summary of the weighted average life of the Company’s bank loans, at amortized cost (in thousands):

	June 30,	December 31,
	2012	2011
Less than one year	$9,013	$1,968
Greater than one year and less than five years	734,107	684,376
Five years or greater	388,987	487,409
	$1,132,107	$1,173,753

The following is a summary of the Company’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
June 30, 2012:
Whole loans, floating rate (1) (4) (5) (6)	37	$581,233	LIBOR plus 2.00% to LIBOR plus 5.75%	September 2012 to February 2019
B notes, fixed rate	1	16,382	8.68%	April 2016
Mezzanine loans, floating rate	3	53,921	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2012 to December 2012
Mezzanine loans, fixed rate	2	13,926	8.99% to 11.00%	January 2016 to September 2016
Total (2)	43	$665,462

December 31, 2011:
Whole loans, floating rate (1) (4) (5)	32	$537,708	LIBOR plus 2.50% to LIBOR plus 5.75%	April 2012 to February 2019
Whole loans, fixed rate	1	6,965	10.00%	June 2012
B notes, fixed rate	1	16,435	8.68%	April 2016
Mezzanine loans, floating rate	3	53,908	LIBOR plus 2.50% to LIBOR plus 7.45%	May 2012 to December 2012
Mezzanine loans, fixed rate	2	13,966	8.99% to 11.00%	January 2016 to September 2016
Total (2)	39	$628,982

(1)
Whole loans had $6.1 million and $5.2 million in unfunded loan commitments as of June 30, 2012 and December 31, 2011, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan loss of $7.2 million and $24.2 million as of June 30, 2012 and December 31, 2011, respectively.
(3)	Maturity dates do not include possible extension options that may be available to the borrowers.
(4)	Floating rate whole loans include a $2.0 million portion of a whole loan that has a fixed rate of 15.0% as of June 30, 2012 and December 31, 2011, respectively.
(5)	Floating rate whole loans include a $597,000 and $302,000 preferred equity tranche of a whole loan that has a fixed rate of 10.0% as of June 30, 2012 and December 31, 2011, respectively.
(6)	Amount includes $34.0 million for a whole loan that is classified as a loan held for sale at June 30, 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 7 – LOANS HELD FOR INVESTMENT – (Continued)

The following is a summary of the weighted average life of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2012		2013		2014 and Thereafter	Total
June 30, 2012:
B notes	$	−	$	−	$16,382	$16,382
Mezzanine loans		43,404		−	24,443	67,847
Whole loans		21,750		3,250	556,233	581,233
Total (1)		$65,154		$3,250	$597,058	$665,462

December 31, 2011:
B notes	$	−	$	−	$16,435	$16,435
Mezzanine loans		38,072		5,319	24,483	67,874
Whole loans		97,327		3,250	444,096	544,673
Total (1)		$135,399		$8,569	$485,014	$628,982

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.

The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
June 30, 2012:
B notes	$238	1.93%
Mezzanine loans	988	7.99%
Whole loans	5,936	47.95%
Bank loans	5,214	42.13%
Total	$12,376

December 31, 2011:
B notes	$253	0.92%
Mezzanine loans	1,437	5.23%
Whole loans	22,531	81.87%
Bank loans	3,297	11.98%
Total	$27,518

As of June 30, 2012, the Company had recorded an allowance for loan losses of $12.4 million consisting of a $5.2 million allowance on the Company’s bank loan portfolio and a $7.2 million allowance on the Company’s commercial real estate portfolio as a result of the impairment of three bank loans and one commercial real estate loan as well as the maintenance of a general reserve with respect to these portfolios.  The whole loan allowance decreased $16.6 million from $22.5 million as of December 31, 2011 to $5.9 million as of June 30, 2012.  This decrease is primarily the result of a charge to the allowance resulting from a CRE loan that restructured with a new borrower and new use for the underlying property.

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
JUNE 30, 2012
(Unaudited)

NOTE 8 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

On November 16, 2011, the Company, together with LEAF Financial and LEAF Commercial Capital, Inc. (“LCC”), a commercial finance company specializing in equipment leasing formed in January 2011, each of which is a subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”).  In exchange for its prior interest in LCC, the Company received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the “Series D Preferred Stock”), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC.  The Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LCC as a result of the transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. The Company recorded a loss of $2.2 million in conjunction with the transaction.  The Company’s resulting interest is accounted for under the equity method.  For the three and six months ended June 30, 2012, the Company recorded a loss of $1.3 million which was recorded in other expense on the consolidated statement of income.  The Company’s investment in LCC was valued at $35.1 million as of June 30, 2012.

The Company has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  The Company does not have the power to direct the activities of either trust, nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these trusts.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated into the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three and six months ended June 30, 2012, the Company recognized $578,000 and $1.2 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $45,000 and $90,000, respectively, of amortization of deferred debt issuance costs.  For the three and six months ended June 30, 2011, the Company recognized $891,000 and $1.8 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $78,000 and $154,000, respectively, of amortization of deferred debt issuance costs.  The Company will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)
NOTE 9 –FINANCING RECEIVABLES

The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans		Bank Loans		Lease Receivables		Loans Receivable-Related Party		Total
June 30, 2012:
Allowance for losses at January 1, 2012		$24,221		$3,297	$	−	$	−		$27,518
Provision for loan loss		3,836		2,595		−		−		6,431
Loans charged-off		(20,895)		(678)		−		−		(21,573)
Recoveries		−		−		−		−		−
Allowance for losses at June 30, 2012		$7,162		$5,214	$	−	$	−		$12,376
Ending balance:
Individually evaluated for impairment		$1,375		$2,130	$	−	$	−		$3,505
Collectively evaluated for impairment		$5,787		$3,084	$	−	$	−		$8,871
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$98,570		$4,965	$	−		$9,438		$112,973
Collectively evaluated for impairment		$566,892		$1,127,142	$	−	$	−		$1,694,034
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

December 31, 2011:
Allowance for losses at January 1, 2011		$31,617		$2,616		$70	$	−		$34,303
Provision for loan loss		6,478		7,418		−		−		13,896
Loans charged-off		(13,874)		(6,737)		(70)		−		(20,681)
Recoveries		−		−		−		−		−
Allowance for losses at December 31, 2011		$24,221		$3,297	$	−	$	−		$27,518
Ending balance:
Individually evaluated for impairment		$17,065		$1,593	$	−	$	−		$18,658
Collectively evaluated for impairment		$7,156		$1,704	$	−	$	−		$8,860
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$113,038		$2,693	$	−		$9,497		$125,228
Collectively evaluated for impairment		$515,944		$1,171,060	$	−	$	−		$1,687,004
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
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

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2012:
Bank loans	$1,041,968	$15,236	$44,652	$10,172	$4,965	$15,114	$1,132,107

As of December 31, 2011:
Bank loans	$1,076,298	$19,739	$60,329	$11,540	$2,693	$3,154	$1,173,753

All of the Company’s bank loans are performing with the exception of three loans with a total carrying amount of $5.0 million as of June 30, 2012, two of which defaulted as of March 31, 2012 and one of which defaulted on December 30, 2011.

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

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4		Held for Sale		Total
As of June 30, 2012:
Whole loans	$419,506	$28,750	$98,977	$	−		$34,000	$581,233
B notes	16,382	−	−		−		−	16,382
Mezzanine loans	23,338	−	44,509		−		−	67,847
	$459,226	$28,750	$143,486	$	−		$34,000	$665,462

As of December 31, 2011:
Whole loans	$329,085	$87,598	$90,225		$37,765	$	−	$544,673
B notes	16,435	−	−		−		−	16,435
Mezzanine loans	23,347	−	44,527		−		−	67,874
	$368,867	$87,598	$134,752		$37,765	$	−	$628,982

All of the Company’s commercial real estate loans are performing as of June 30, 2012 and December 31, 2011.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 9 –FINANCING RECEIVABLES – (Continued)

Loan Portfolios Aging Analysis

The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

					Greater						Total Loans
		30-59		60-89	than 90		Total Past			Total Loans	> 90 Days and
	Days		Days		Days		Due		Current	Receivable	Accruing
June 30, 2012:
Whole loans	$	−	$	−	$	−	$	−	$581,233	$581,233	$	−
B notes		−		−		−		−	16,382	16,382		−
Mezzanine loans		−		−		−		−	67,847	67,847		−
Bank loans		−		2,205		2,760		4,965	1,127,142	1,132,107		−
Loans receivable- related party		−		−		−		−	9,438	9,438		−
Total loans	$	−		$2,205		$2,760		$4,965	$1,802,042	$1,807,007	$	−

December 31, 2011:
Whole loans	$	−	$	−	$	−	$	−	$544,673	$544,673	$	−
B notes		−		−		−		−	16,435	16,435		−
Mezzanine loans		−		−		−		−	67,874	67,874		−
Bank loans		−		−		−		−	1,173,753	1,173,753		−
Loans receivable- related party		−		−		−		−	9,497	9,497		−
Total loans	$	−	$	−	$	−	$	−	$1,812,232	$1,812,232	$	−

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 9 –FINANCING RECEIVABLES – (Continued)

Impaired Loans

The following tables show impaired loans indicated (in thousands):

							Average
			Unpaid				Investment		Interest
	Recorded		Principal		Specific		in Impaired		Income
	Balance		Balance		Allowance		Loans		Recognized
June 30, 2012:
Loans without a specific valuation allowance:
Whole loans		$76,195		$76,195	$	−		$75,763		$4,444
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Loans with a specific valuation allowance:
Whole loans		$22,375		$22,375		$(1,375)		$16,990		$1,310
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans		$4,965		$4,965		$(2,130)	$	−	$	−

Total:
Whole loans		$98,570		$98,570		$(1,375)		$92,753		$5,754
B notes		−		−		−		−		−
Mezzanine loans		−		−		−		−		−
Bank loans		4,965		4,965		(2,130)		−		−
		$103,535		$103,535		$(3,505)		$92,753		$5,754

December 31, 2011:
Loans without a specific valuation allowance:
Whole loans		$75,273		$75,273	$	−		$75,263		$2,682
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Loans with a specific valuation allowance:
Whole loans		$37,765		$37,765		$(17,065)		$36,608		$920
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans		$2,693		$2,693		$(1,593)		$2,693	$	−

Total:
Whole loans		$113,038		$113,038		$(17,065)		$111,871		$3,602
B notes		−		−		−		−		−
Mezzanine loans		−		−		−		−		−
Bank loans		2,693		2,693		(1,593)		2,693		−
		$115,731		$115,731		$(18,658)		$114,564		$3,602

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 9 –FINANCING RECEIVABLES – (Continued)

Troubled- Debt Restructurings

The following tables show the loan portfolio troubled-debt restructurings (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three and six months ended June 30, 2012:
Whole loans	4	$133,955	$116,669
B notes	−	−	−
Mezzanine loans	−	−	−
Bank loans	−	−	−
Loans receivable - related party	1	7,797	7,797
Total loans	5	$141,752	$124,446

Three and six months ended June 30, 2011:
Whole loans	2	$34,739	$33,073
B notes	−	−	−
Mezzanine loans	−	−	−
Bank loans	−	−	−
Loans receivable - related party	1	7,981	7,981
Total loans	3	$42,720	$41,054

As of June 30, 2012 and December 31, 2011, there were no troubled-debt restructurings that subsequently defaulted.

NOTE 10 – INTANGIBLE ASSETS

Intangible assets represent identifiable intangible assets acquired as a result of the Company’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  The Company amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  The Company evaluates intangible assets for impairment as events and circumstances change.  The Company expects to record amortization expense on intangible assets of approximately $3.3 million for the year ended December 31, 2012, $2.7 million for the year ended December 31, 2013, $2.6 million for the years ended December 31, 2014 and 2015, and $2.5 million for the year ended December 31, 2016.  The weighted average amortization period is nine years at June 30, 2012 and the accumulated amortization at June 30, 2012 was $5.8 million.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 10– INTANGIBLE ASSETS – (Continued)

The following table summarizes intangible assets at June 30, 2012 and December 31, 2011 (in thousands).

	Beginning Balance	Accumulated Amortization	Net Asset
June 30, 2012:
Investment in RCAM	$21,213	$(3,550)	$17,663
Investments in real estate:
In-place leases	2,461	(2,253)	208
Above (below) market leases	29	(23)	6
	2,490	(2,276)	214
Total intangible assets	$23,703	$(5,826)	$17,877

December 31, 2011:
Investment in RCAM	$21,213	$(2,237)	$18,976
Investments in real estate:
In-place leases	2,461	(1,634)	827
Above (below) market leases	29	(19)	10
	2,490	(1,653)	837
Total intangible assets	$23,703	$(3,890)	$19,813

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 11 – BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to the Company’s borrowings at June 30, 2012 and December 31, 2011 is summarized in the following table (in thousands, except percentages):
	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
June 30, 2012:
RREF CDO 2006-1 Senior Notes (1)	$149,721	1.43%	34.1 years	$264,113
RREF CDO 2007-1 Senior Notes (2)	266,638	0.85%	34.3 years	383,272
Apidos CDO I Senior Notes (3)	254,577	1.01%	5.1 years	265,533
Apidos CDO III Senior Notes (4)	261,474	0.85%	8.0 years	267,830
Apidos Cinco CDO Senior Notes (5)	320,254	0.89%	7.9 years	337,781
Apidos CLO VIII Senior Notes (6)	299,269	2.07%	9.3 years	344,719
Apidos CLO VIII Securitized Borrowings (10)	24,075	−%	9.3 years	−
Unsecured Junior Subordinated Debentures (7)	50,721	4.42%	24.2 years	−
Repurchase Agreements (8)	99,485	2.15%	18.0 days	127,176
Mortgage Payable (9)	13,591	4.19%	6.1 years	18,100
Total	$1,739,805	1.36%	14.1 years	$2,008,524

December 31, 2011:
RREF CDO 2006-1 Senior Notes (1)	$157,803	1.44%	34.6 years	$264,796
RREF CDO 2007-1 Senior Notes (2)	315,882	0.85%	34.8 years	422,641
Apidos CDO I Senior Notes (3)	314,884	1.04%	5.6 years	315,088
Apidos CDO III Senior Notes (4)	261,209	0.99%	8.5 years	260,167
Apidos Cinco CDO Senior Notes (5)	319,959	0.95%	8.4 years	326,164
Apidos CLO VIII Senior Notes (6)	298,312	2.42%	9.8 years	334,122
Apidos CLO VIII Securitized Borrowings (10)	21,364	−%	9.8 years	−
Unsecured Junior Subordinated Debentures (7)	50,631	4.35%	24.7 years	−
Repurchase Agreements (8)	55,406	1.54%	18.0 days	64,321
Mortgage Payable (9)	13,536	4.23%	6.6 years	18,100
Total	$1,808,986	1.38%	15.3 years	$2,005,399

(1)
Amount represents principal outstanding of $150.7 million and $159.1 million less unamortized issuance costs of $1.0 million and $1.2 million as of June 30, 2012 and December 31, 2011, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $268.6 million and $318.6 million less unamortized issuance costs of $2.0 million and $2.7 million as of June 30, 2012 and December 31, 2011, respectively.  This CDO transaction closed in September 2007.

(3)
Amount represents principal outstanding of $255.2 million and $315.9 million less unamortized issuance costs of $614,000 and $1.1 million as of June 30, 2012 and December 31, 2011, respectively.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $262.5 million and $262.5 million less unamortized issuance costs of $1.0 million and $1.3 million as of June 30, 2012 and December 31, 2011, respectively.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million and $322.0 million less unamortized issuance costs of $1.7 million and $2.0 million as of June 30, 2012 and December 31, 2011, respectively.  This CDO transaction closed in May 2007.

(6)
Amount represents principal outstanding of $317.6 million and $317.6 million, less unamortized issuance costs of $5.2 million and $5.5 million, and less unamortized discounts of $13.1 million and $13.8 million as of June 30, 2012 and December 31, 2011, respectively.  This CDO transaction closed in October 2011.

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.
(8)
Amount represents principal outstanding of $67.2 million and $55.9 million less unamortized deferred debt costs of $160,000 and $494,000 and accrued interest costs of $35,000 and $33,000 related to CMBS repurchase facilities as of June 30, 2012 and December 31, 2011, respectively, and principal outstanding of $33.2 million less unamortized deferred debt costs of $611,000 and accrued interest costs of $74,000 related to CRE repurchase facilities as of June 30, 2012.

(9)
Amount represents principal outstanding of $13.6 million and $13.6 million less unamortized real estate financing costs of $9,000 and $65,000 as of June 30, 2012 and December 31, 2011, respectively.  This real estate transaction closed in August 2011.

(10)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 11 – BORROWINGS – (Continued)

Collateralized Debt Obligations

Resource Real Estate Funding CDO 2007-1

In June 2007, the Company closed RREF CDO 2007-1, a $500.0 million CDO transaction that provides financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012 which will result in the sequential pay down of notes as underlying collateral matures and pays down.  As of June 30, 2012, $7,000 of Class A-1 notes have been paid down.

The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.85% and 0.85% at June 30, 2012 and December 31, 2011, respectively.

During the three and six months ended June 30, 2012 the Company repurchased $50.0 million of the Class A-1R notes in RREF CDO 2007-1 at a weighted average price of 90.00% to par which, after fees paid to an investment bank to finance the transaction and related expenses, resulting in a $3.6 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income.  During the three and six months ended June 30, 2011, the Company did not repurchase any notes.

In connection with the Company’s ownership of certain notes held by RREF CDO 2007-1, on June 21, 2011 the Company surrendered for cancellation, without consideration, to the trustee of RREF CDO 2007-1 the following outstanding notes, which previously eliminated in consolidation:  $7.5 million of the Class B notes, $6.5 million of the Class F notes, $6.3 million of the Class G notes and $10.6 million of the Class H notes.  The surrendered notes were cancelled by the trustee pursuant to the applicable indenture, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations was to improve the CDO’s performance with respect to its over-collateralization and interest coverage tests, with which it was already in compliance before the cancellation, and to secure the Company’s long-term interest in this structured vehicle.

As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 11 – BORROWINGS – (Continued)

Collateralized Debt Obligations – (Continued)

Resource Real Estate Funding CDO 2006-1

In August 2006, the Company closed RREF CDO 2006-1, a $345.0 million CDO transaction that provides financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class J senior notes (rated BB: Fitch) and class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which will result in the sequential pay down of notes as underlying collateral matures and pays down.  As of June 30, 2012, $23.1 million of Class A-1 notes have been paid down.

The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.43% and 1.44% at June 30, 2012 and December 31, 2011, respectively.

During the three and six months ended June 30, 2012 the Company repurchased $5.25 million of the Class A-1 notes and $4.0 million of the Class C notes in RREF CDO 2006-1 at a weighted average price of 82.48% to par which resulted in a $1.5 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income.  During the three and six months ended June 30, 2011, the Company did not repurchase any notes.

In connection with the Company’s ownership of certain notes held by RREF CDO 2006-1, on June 21, 2011 the Company surrendered for cancellation, without consideration, to the trustee of RREF CDO 2006-1 the following outstanding notes, which previously eliminated in consolidation:  $6.9 million of the Class B notes, $7.7 million of the Class C notes, $5.52 million of the Class D notes, $7.0 million of the Class E notes and $5.25 million of the Class F notes.  The surrendered notes were cancelled by the trustee pursuant to the applicable indenture, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations was to improve the CDO’s performance with respect to its over-collateralization and interest coverage tests, with which it was already in compliance before the cancellation, and to secure the Company’s long-term interest in this structured vehicle.

As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 11 – BORROWINGS – (Continued)

Collateralized Debt Obligations – (Continued)

Apidos CLO VIII

In October 2011, the Company closed Apidos CLO VIII, a $350.0 million CLO transaction that provides financing for bank loans.  The investments held by Apidos CLO VIII collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos CLO VIII issued a total of $317.6 million of senior notes at a discount of 4.4% to investors and RCC commercial purchased a $15.0 million interest representing 43% of the outstanding subordinated debt.  The remaining 57% of subordinated debt is owned by unrelated third parties.  The reinvestment period for Apidos CLO VIII will end in October 2014.  The interest is subordinated in right of payment to all other securities issued by Apidos CLO VIII.

The senior notes issued to investors by Apidos CLO VIII consist of the following classes: (i) $231.2 million of class A-1 notes bearing interest at LIBOR plus 1.50%; (ii) $35.0 million of class A-2 notes bearing interest at LIBOR plus 2.00%; (iii) $17.3 million of class B-1 notes bearing interest at LIBOR plus 2.50%; (iv) $6.8 million of class B-2 notes bearing interest at LIBOR plus 2.50%; (v) $14.1 million of class C notes bearing interest at LIBOR plus 3.10% and (vi) $13.2 million of class D notes bearing interest at LIBOR plus 4.50%. All of the notes issued mature on October 17, 2021, although the Company has the right to call the notes anytime from October 17, 2013 until maturity.  The weighted average interest rate on all notes was 2.07% and 2.42% at June 30, 2012 and December 31, 2011, respectively.

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

The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.89% and 0.95% at June 30, 2012 and December 31, 2011, respectively.

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

The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although the Company has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.85% and 0.99% at June 30, 2012 and December 31, 2011, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which will result in the sequential pay down of notes as underlying collateral matures and pays down.  As of June 30, 2012, there have been no paydowns.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 11 – BORROWINGS – (Continued)

Collateralized Debt Obligations – (Continued)

Apidos CDO I

In August 2005, the Company closed Apidos CDO I, a $350.0 million CDO transaction that provides financing for bank loans.  The investments held by Apidos CDO I collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos CDO I issued a total of $321.5 million of senior notes at par to investors and RCC Commercial purchased a $28.5 million equity interest representing 100% of the outstanding preference shares.  The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO I. The reinvestment period for Apidos CDO I ended in July 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of June 30, 2012, $64.3 million of Class A-1 Notes have been paid down.

The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $259.5 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.01% and 1.04% and at June 30, 2012 and December 31, 2011, respectively.

During the three and six months ended June 30, 2012 the Company repurchased $2.0 million of the Class B notes in Apidos CDO I at a weighted average price of 85.11% to par which resulted in a $298,000  gain reported as a gain on the extinguishment of debt in the consolidated statements of income.  During the three and six months ended June 30, 2011, the Company did not repurchase any notes.

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

The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at June 30, 2012 were $404,000 and $422,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2011, were $450,000 and $467,000, respectively.  The rates for RCT I and RCT II, at June 30, 2012, were 4.42% and 4.42%, respectively.  The rates for RCT I and RCT II, at December 31, 2011, were 4.32% and 4.38%, respectively.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 11 – BORROWINGS – (Continued)

Repurchase and Credit Facilities

CMBS – Term Repurchase Facility

In February 2011, the Company’s wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of highly-rated CMBS.  The Company guaranteed RCC Real Estate’s and RCC Commercial’s performance of their obligations under the repurchase agreement.  At June 30, 2012, RCC Real Estate had borrowed $66.9 million (net of $159,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At June 30, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $80.3 million and a weighted average interest rate of one-month LIBOR plus 1.30%, or 1.55%.  At December 31, 2011, RCC Real Estate had borrowed $55.9 million (net of $494,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At December 31, 2011, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $64.3 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.54%.

The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
June 30, 2012:
Wells Fargo Bank, National Association.	$13,756	18	1.55%

December 31, 2011:
Wells Fargo Bank, National Association.	$8,461	18	1.54%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

CRE – Term Repurchase Facility

On February 27, 2012, the Company entered into a master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the origination of commercial real estate loans.  The facility has a maximum amount of $150.0 million and an initial 18 month term with two one year options to extend.  The Company paid an origination fee of 37.5 basis points (.375%).  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At June 30, 2012, RCC Real Estate had borrowed $5.5 million (net of $611,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At June 30, 2012, borrowings under the repurchase agreement were secured by a commercial real estate loan with an estimated fair value of $8.2 million and a weighted average interest rate of one-month LIBOR plus 2.50%, or 2.74%.The Company had no borrowings under the facility as of December 31, 2011.

The following table shows information about the amount at risk under the facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
June 30, 2012:
Wells Fargo Bank, National Association.	$2,023	15	2.74%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 11 – BORROWINGS – (Continued)

Repurchase and Credit Facilities – (Continued)

CRE – Term Repurchase Facility – (Continued)

On March 8, 2005, the Company entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At June 30, 2012, RCC Real Estate had borrowed $27.0 million, all of which the Company had guaranteed.  At June 30, 2012, borrowings under the repurchase agreement were secured by a commercial real estate loan with an estimated fair value of $38.6 million and a weighted average interest rate of one-month LIBOR plus 3.25%, or 3.49%.  The Company had no borrowings under this facility as of December 31, 2011.

The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
June 30, 2012:
Deutsche Bank Securities, Inc.	$11,644	15	3.49%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Revolving Credit Facility

On July 7, 2011, the Company and RCC Real Estate entered into a $10.0 million revolving credit facility with The Bancorp Bank (“Bancorp”).  The facility will provide bridge financing for up to five business days which will enable the Company and RCC Real Estate to fund real estate loans to third parties prior to their sale to the Company’s CRE CDOs.  The facility is evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp entered into July 7, 2011.  The facility is secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1, which are owned by RCC Real Estate.  The note becomes due and payable on September 30, 2012.  The Company had no borrowings under this revolving credit facility as of June 30, 2012 and December 31, 2011.

Mortgage Payable

On August 1, 2011, the Company, through RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.  In conjunction with the purchase of the property, the Company entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bears interest at a rate of one-month LIBOR plus 3.95%.  As of June 30, 2012 and December 31, 2011 the borrowing rate was 4.19% and 4.23%, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 12 – SHARE ISSUANCE AND REPURCHASE

In June 2012, the Company issued 268,720 shares of 8.50% Series A Cumulative Redeemable Preferred Stock, at a weighted average offering price of $23.51 per share.  The Company received net proceeds of $5.8 million after offering costs, including the underwriters’ discount and expenses of approximately $486,000.  The Series A preferred stock accrues cumulative cash dividends at a rate of 8.50% per year of the $25.00 liquidation preference per share.  Dividends are payable quarterly in arrears at the end of each January, April, July and October. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A Preferred Shares at any time.  On or after June 14, 2017, the Company may, at its option, redeem the Series A preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

On June 28, 2012, the Company and Resource Capital Manager, Inc. entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) to sell up to 1,000,000 shares of its 8.50% Series A Cumulative Redeemable Preferred Stock from time to time through an “at the market” equity offering program under which MLV will act as sales agent.

Under a dividend reinvestment plan authorized by the board of directors on February 16, 2012, the Company was authorized to issue up to 15.0 million shares of common stock.  Under this plan, the Company issued 1,510,907 shares during the three months ended June 30, 2012 at a weighted-average net share price of $5.38 per share and received proceeds of $8.1 million (net of costs).  The Company has issued a total of approximately 2.9 million shares under this plan.  This plan supersedes the March 2011 plan.

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

NOTE 13 – SHARE-BASED COMPENSATION

The following table summarizes restricted common stock transactions:
	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2012	15,200	1,413,731	1,428,931
Issued	19,509	468,492	488,001
Vested	(15,200)	(256,764)	(271,964)
Forfeited	−	(6,062)	(6,062)
Unvested shares as of June 30, 2012	19,509	1,619,397	1,638,906

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the six months ended June 30, 2012 and 2011, including the grant date fair value of shares issued to the Company’s five non-employee directors, was $2.7 million and $7.0 million, respectively.

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
JUNE 30, 2012
(Unaudited)

NOTE 13 – SHARE-BASED COMPENSATION – (Continued)

In connection with a grant of restricted common stock made on August 25, 2011, the Company agreed to issue up to 336,000 additional shares of common stock if certain loan origination performance thresholds are achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of three annual measurement periods beginning April 1, 2011.  The agreement also provides dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant will be paid at the end of each annual measurement period if the performance criteria are met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company will not record the dividend equivalent rights until earned.  On March 30, 2012, the first annual measurement period ended and 112,000 shares were earned.  These shares will vest over the subsequent 18 months at the rate of one-sixth per quarter.  In addition, $78,400 of accrued dividend equivalent rights was earned.  At June 30, 2012, there was an additional $202,000 of dividends payable upon achievement of the performance criteria.  If earned, any future performance shares issued will vest over the subsequent 18 months at the rate of one-sixth per quarter.

On April 11, 2012, the Company issued 9,596 shares of restricted common stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on April 11, 2013.  The balance will vest 33.3% annually thereafter through April 11, 2015.

The following table summarizes the status of the Company’s unvested stock options as of June 30, 2012:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	26,667		$6.40
Granted	−	$
Vested	−	$	−
Forfeited	−	$	−
Unvested at June 30, 2012	26,667		$6.40

The following table summarizes the status of the Company’s vested stock options as of June 30, 2012:

Vested Options	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2012	601,666		$14.99
Vested	13,333		$6.40
Exercised	−	$	−
Forfeited	−	$	−
Vested as of June 30, 2012	614,999		$14.80	3	$ 52

There were no options granted during the three and six months ended June 30, 2012.  The outstanding stock options have a weighted average remaining contractual term of three years.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 13 – SHARE-BASED COMPENSATION – (Continued)

For the three and six months ended June 30, 2012 and 2011, the components of equity compensation expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options granted to Manager and non-employees	$(1)	$2	$1	$2
Restricted shares granted to Manager and non-employees	1,113	593	1,951	1,025
Restricted shares granted to non-employee directors	28	28	56	56
Total equity compensation expense	$1,140	$623	$2,008	$1,083

During the three and six months ended June 30, 2012, the Manager received 28,252 shares as incentive compensation valued at $154,000 pursuant to the Management Agreement.  During the three and six months ended June 30, 2011, the Manager received 4,482 shares as incentive compensation valued at $33,000 pursuant to the Management Agreement.  The manager did not receive any incentive management fee for the three and six months ended June 30, 2012.  The incentive management fee is paid one quarter in arrears.

Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of June 30, 2012.  All awards are discretionary in nature and subject to approval by the compensation committee.

NOTE 14 –EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic:
Net income allocable to common shares	$16,425	$9,219	$30,906	$22,361
Weighted average number of shares outstanding	83,466,810	70,704,579	82,334,303	65,455,811
Basic net income per share	$0.20	$0.13	$0.38	$0.34

Diluted:
Net income allocable to common shares	$16,425	$9,219	$30,906	$22,361
Weighted average number of shares outstanding	83,466,810	70,704,579	82,334,303	65,455,811
Additional shares due to assumed conversion of dilutive instruments	721,406	303,496	706,301	276,653
Adjusted weighted-average number of common shares outstanding	84,188,216	71,008,075	83,040,604	65,732,464
Diluted net income per share	$0.20	$0.13	$0.37	$0.34

Potentially dilutive shares relating to 641,666 options for the three and six months ended June 30, 2012, respectively, and 601,666 options for the three and six months ended June 30, 2011, respectively were not included in the calculation of diluted net income per share because the effect was anti-dilutive.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 15 – RELATED PARTY TRANSACTIONS

Relationship with Resource America and Certain of its Subsidiaries

Relationship with Resource America.  At June 30, 2012, Resource America owned 2,552,482 shares, or 3.0%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.

The Company is managed by the Manager pursuant to a management agreement that provides for both base and incentive management fees.  For the three and six months ended June 30, 2012, the Manager earned base management fees of approximately $1.9 million and $3.8 million, respectively, and incentive management fees of $1.8 million and $2.5 million, respectively.  For the three and six months ended June 30, 2011, the Manager earned base management fees of approximately $1.8 million and $3.4 million, respectively, and incentive management fees of $806,000 for the three and six months ended June 30, 2011, respectively.  The Company also reimburses the Manager and Resource America for expenses, including the expense of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  For the three and six months ended June 30, 2012, the Company paid the Manager $998,000 and $1.6 million, respectively, as expense reimbursements.  For the three and six months ended June 30, 2011, the Company paid the Manager $617,000 and $1.2 million, respectively, as expense reimbursements.   In conjunction with the June 2012 Series A preferred stock offering, the management agreement was amended on June 14, 2012 to include the Company’s preferred shares in addition to its common shares for purposes of calculating the Company’s management fees.

On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains/(losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three and six months ended June 30, 2012, RCM earned $722,000 and $1.5 million in management fees, respectively.  During the three and six months ended June 30, 2011, RCM earned $440,000 and $970,000 in management fees, respectively.  The Company has reinvested gains from its activity and holds $44.2 million in fair market value of trading securities as of June 30, 2012, an increase of $5.5 million from $38.7 million at fair market value as of December 31, 2011.  In addition, the Company and RCM have established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  During the three and six months ended June 30, 2012, RCM earned $112,000 and $226,000, respectively, as its share of the net profits as defined in the Investment Management Agreement.  During the three and six months ended June 30, 2011, RCM earned $136,000 and $254,000, respectively, as its share of the net profits as defined in the Investment Management Agreement.

At June 30, 2012, the Company was indebted to the Manager for $3.1 million, comprised of base management fees of $661,000, incentive management fees of $1.8 million and expense reimbursements of $613,000.  The Company was indebted to a subsidiary of the Manager under the Company’s Investment Management Agreement for $1.5 million, comprised of incentive management fees.  At December 31, 2011, the Company was indebted to the Manager for base management fees of $625,000.  The Company was indebted to a subsidiary of the Manager under the Company’s Investment Management Agreement for $2.2 million, comprised of $1.9 million of incentive management fees and $272,000 of expense reimbursements.

The Company had executed seven CDO transactions as of June 30, 2012 and December 31, 2011, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the CDO entities and their assets.

Relationship with LEAF Financial. LEAF Financial, a wholly-owned subsidiary of Resource America, originates and manages equipment leases and notes on behalf of the Company.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 15 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with Resource America and Certain of its Subsidiaries – (Continued)

On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided an $8.0 million credit facility to LEAF II, of which all $8.0 million has been funded.  The credit facility had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II Receivables Funding, LLC (“LEAF Funding II”), including its entire ownership interest in LEAF II.  The Company received a 1% origination fee in connection with the establishment of the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the note was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  The loan amount outstanding at June 30, 2012 was $7.8 million.

On November 16, 2011, the Company together with LEAF Financial and LCC, subsidiaries of Resource America, entered into the SPA with Eos Partners, L.P., a private investment firm, and its affiliates (see Note 8).  In exchange for its prior interest in LCC, the Company received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LCC (see Note 8).  The Company’s resulting interest is accounted for under the equity method.  For the three and six months ended June 30, 2012, the Company recorded a loss of $1.3 million which was recorded in other expense on the consolidated statement of income.  The Company’s investment in LCC was valued at $35.1 million as of June 30, 2012.

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

Relationship with CVC Credit Partners, LLC (“CVC Credit Partners”), formerly Apidos Capital Management (“ACM”). On April 17, 2012 ACM, a former subsidiary of Resource America, was sold to CVC, a joint venture entity in which Resource America owns a 33% interest.  CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  Through CPAM, the Company is entitled to collect senior, subordinated and incentive fees related to five Collateralized Loan Obligation issuers (“CLO”) holding approximately $1.9 billion in assets managed by CPAM.  CPAM is assisted by CVC Credit Partners in managing the five CLOs.  CPAM subsequently changed its name to Resource Capital Asset Management (“RCAM”).  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and six months ended June 30, 2012, CVC Credit Partners was paid $203,000 and $414,000, respectively, from subordinated fees received.

Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At June 30, 2012 and December 31, 2011, the Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio.

On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, and RCP has options to extend the loan for two additional 12-month periods.  No principal payments were made during the three and six months ended June 30, 2012.  The loan balance was $1.7 million at June 30, 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 15 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with Resource America and Certain of its Subsidiaries – (Continued)

On June 21, 2011, the Company entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. On May 23, 2012, SLH Partners repaid the $7.0 million loan in entirety.  The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   The Company received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  Resource Real Estate Management, LLC (“RREM”), an affiliate of Resource America, was appointed as the asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  The Company holds a $1.0 million preferred equity investment in SLH Partners as of June 30, 2012.

On August 1, 2011, the Company, through RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  RREM was appointed as asset manager.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM is entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.  The Company incurred fees payable to RREM of $41,000 and $79,000 during the three and six months ended June 30, 2012, respectively.

Relationship with The Bancorp.  On March 14, 2011, the Company paid Bancorp a loan commitment fee in the amount of $31,500 in connection with Bancorp’s commitment to establish a credit facility for the benefit of the Company.  On July 7, 2011, the Company and RCC Real Estate entered into a $10.0 million revolving credit facility with Bancorp.  The facility provided bridge financing for up to five business days, which will enable the Company and RCC Real Estate to fund real estate loans to third parties prior to their sale to the Company’s CRE CDOs.  The facility is evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp entered into on July 7, 2011.  The facility is secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1 which are owned by RCC Real Estate.  The note becomes due and payable on September 30, 2012.  There were no outstanding borrowings as of June 30, 2012 or December 31, 2011.

Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three and six months ended June 30, 2012, the Company paid Ledgewood $83,000 and $116,000, respectively, in connection with legal services rendered to the Company as compared to $107,000 and $156,000 for the three and six months ended June 30, 2011, respectively.

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

On June 11, 2012, the Company declared a quarterly distribution of $0.20 per share of common stock, $17.3 million in the aggregate, which was paid on July 26, 2012 to stockholders of record on June 30, 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 16 – DISTRIBUTIONS (Continued)

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

Derivatives (interest rate swaps and interest rate caps), both assets and liabilities, are reported at fair value, and are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties.  The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and, if material, categorizes those derivatives within Level 3 of the fair value hierarchy.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1		Level 2		Level 3	Total
June 30, 2012:
Assets:
Investment securities, trading	$	−	$	−	$44,153	$44,153
Investment securities available-for-sale		−		162,151	22,981	185,132
Total assets at fair value	$	−		$162,151	$67,134	$229,285

Liabilities:
Derivatives (net)	$	−		$744	$12,826	$13,570
Total liabilities at fair value	$	−		$744	$12,826	$13,570

December 31, 2011:
Assets:
Investment securities, trading	$	−	$	−	$38,673	$38,673
Investment securities available-for-sale		−		138,209	19,835	158,044
Total assets at fair value	$	−		$138,209	$58,508	$196,717

Liabilities:
Derivatives (net)	$	−		$1,210	$12,000	$13,210
Total liabilities at fair value	$	−		$1,210	$12,000	$13,210

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2011	$43,380
Total gains or losses (realized/unrealized):
Included in earnings	2,948
Purchases	38,887
Sales	(18,181)
Paydowns	(3,212)
Transfers out of Level 3	(4,437)
Unrealized losses – included in accumulated other comprehensive income	(877)
Beginning balance, January 1, 2012	58,508
Total gains or losses (realized/unrealized):
Included in earnings	4,499
Purchases	8,341
Sales	(7,132)
Paydowns	(1,187)
Unrealized gains (losses) – included in accumulated other comprehensive income	4,104
Ending balance, June 30, 2012	$67,133

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2011	$10,929
Unrealized losses – included in accumulated other comprehensive income	1,071
Beginning balance, January 1, 2012	12,000
Unrealized losses – included in accumulated other comprehensive income	826
Ending balance, June 30, 2012	$12,826

The Company had no impairment losses included in earnings due to other-than-temporary impairment charges on securities during the three and six months ended June 30, 2012.  The Company had $4.6 million of losses included in earnings during the three and six months ended June 30, 2011 due to the other-than-temporary impairment charge of one asset during the three months ended June 30, 2011. This loss is included in the consolidated statement of operations as net impairment losses recognized in earnings.

Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as recurring Level 2.  For the Company’s CRE loans where there is no market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3.  The amount of nonrecurring fair value losses for impaired loans for the three and six months ended June 30, 2012 was $3.4 million and $4.6 million, respectively, as compared to $2.2 million and $2.6 million for the three and six months ended June 30, 2011, respectively, and is included in the consolidated statements of income as provision for loan losses.

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1		Level 2	Level 3		Total
June 30, 2012:
Assets:
Loans held for sale	$	−	$15,114		$34,000	$49,114
Impaired loans		−	1,981		21,000	22,981
Total assets at fair value	$	−	$17,095		$55,000	$72,095

December 31, 2011:
Assets:
Loans held for sale	$	−	$3,154	$	−	$3,154
Impaired loans		−	1,099		−	1,099
Total assets at fair value	$	−	$4,253	$	−	$4,253

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$21,000	Discounted cash flow	Cap rate	10.00%
Interest rate swap agreements	$(12,826)	Discounted cash flow	Weighted average credit spreads	6.62%

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

CDO notes are valued using the dealer quotes, typically the dealer who underwrote the CDO in which the notes are held.

Junior subordinated notes are estimated by obtaining quoted prices for similar assets in active markets

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
June 30, 2012:
Loans held-for-investment	$1,736,079	$1,770,003	$	−		$1,110,076		$659,927
Loans receivable-related party	$9,438	$9,438	$	−	$	−		$9,438
CDO notes	$1,551,933	$1,255,985	$	−		$1,255,985	$	−
Junior subordinated notes	$50,721	$17,215	$	−	$	−		$17,215

December 31, 2011:
Loans held-for-investment	$1,772,063	$1,755,541	$	−		$1,142,638		$612,903
Loans receivable-related party	$9,497	$9,497	$	−	$	−		$9,497
CDO notes	$1,668,049	$1,012,696	$	−		$1,012,696	$	−
Junior subordinated notes	$50,631	$17,125	$	−	$	−		$17,125

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(Unaudited)

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

At June 30, 2012, the Company had 17 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 4.88% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $152.3 million at June 30, 2012.  The counterparties for the Company’s designated interest rate hedge contracts at such date were Credit Suisse International and Wells Fargo Bank, National Association, with which the Company had master netting agreements.

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
JUNE 30, 2012
(Unaudited)

NOTE 18– INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS – (Continued)

The estimated fair value of the Company’s interest rate swaps was ($13.6) million and ($13.2) million as of June 30, 2012 and December 31, 2011, respectively.  The Company had aggregate unrealized losses of $14.6 million and $14.3 million on the interest rate swap agreements as of June 30, 2012 and December 31, 2011, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the original term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2012 and on the consolidated statement of income for the three and six months ended June 30, 2012:

Fair Value of Derivative Instruments as of June 30, 2012
(in thousands)

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$152,339	Derivatives, at fair value	$(13,570)

		Accumulated other comprehensive loss	$13,570

The Effect of Derivative Instruments on the Statement of Income for the
For the Three and Six Months Ended June 30, 2012
(in thousands)

	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Three Months Ended June 30, 2012:
Interest rate swap contracts	$152,339	Interest expense	$1,841

Six Months Ended June 30, 2012:
Interest rate swap contracts	$152,339	Interest expense	$3,834

(1)	Negative values indicate a decrease to the associated balance sheet or consolidated statement of income line items.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the unaudited consolidated financial statements.

The Company received $10.0 million in proceeds from the issuance of 1.9 million shares of common stock through the Company’s dividend reinvestment plan in July 2012.

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

We are externally managed by Resource Capital Manager, Inc., or the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, commercial finance and financial fund management operating segments.  As of June 30, 2012, Resource America managed approximately $15.0 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets, from management of assets and from hedging interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, other asset-backed securities, or ABS, and structured note investments.  We also generate revenues from the rental and other income from real properties we own, from management of externally originated bank loans and from our investment in an equipment leasing business.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loan, CMBS and ABS portfolios, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as long-term financing sources.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

Although economic conditions in the United States have had some modest improvements, ongoing conditions in real estate and credit markets continue to impact both us and a number of our commercial real estate borrowers.  We have entered into loan modifications with 26 of our commercial real estate loans.  We have increased our provision for loan losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of the CMBS and ABS in our investment portfolio.  While we believe we have appropriately valued the assets in our investment portfolio at June 30, 2012, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.

Prior to mid-2010, events occurring in the credit markets impacted our financing and investing strategies and, as a result, our ability to originate new investments and to grow.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio as well as other forms of lending with respect to such assets largely disappeared until mid-2010.  During 2011, we began to see a loosening of the credit markets and were able to take advantage of the situation by establishing several new financing arrangements in 2011 and into early 2012.  We continue to engage in discussions with potential financing sources about providing commercial real estate term financing to augment and cautiously grow our loan portfolio.  We caution investors that even as credit through these markets becomes more available, we may not be able to obtain economically favorable terms.

(Back to Index)

(Back to Index)

In light of previous economic conditions and credit availability, our principal strategies were to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occurred and through existing capacities within our completed securitizations.  We’ve exhausted our investment capacity in two of our bank loan CLOs and two real estate CDOs where the reinvestment periods had ended beginning in July 2011 thru June 2012.  We continue to have reinvestment capacity in two bank loan CLOs, namely Apidos Cinco and Apidos CLO VIII where the reinvestment periods continue to May 2014 and October 2014, respectively.  We intend to use the existing capacity in our CMBS and CRE loan Wells Fargo credit facilities to help finance new investments where we have $29.9 and $136.4 million available as of July 31, 2012, respectively.

We have used recycled capital in our bank loan CLO structures to make new investments at discounts to par.  We expect that the reinvested capital and related discounts will produce additional income as the discounts are accreted into interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CLO structures since we receive credit in these structures for these investments at par.  From net discounts of approximately $20.1 million at June 30, 2012, we expect to recognize income of approximately $3.9 million in our bank loan CLO portfolio for the remaining six months of 2012.

Beginning in October 2010 through June 30, 2012, we have underwritten 16 new CRE loans for a total of $210.9 million, most of which were financed by using capital recycled through our two real estate CDO securitizations.  We also purchased 25 newly underwritten CMBS for $80.4 million beginning in February 2011 through June 30, 2012, financed with a Wells Fargo facility.  Due to these recent investments, our increased ability to access credit markets and our investment of a significant portion of our available unrestricted and restricted cash balances during 2012, we expect to continue to modestly increase our net interest income in 2012.  However, because we believe that economic conditions in the United States are fragile, and could be significantly harmed by occurrences over which we have no control, we cannot assure you that we will be able to meet our expectations, or that we will not experience net interest income reductions.

As of June 30, 2012, we had invested 64% of our portfolio in CRE assets, 30% in commercial bank loans and 6% in other assets.  As of December 31, 2011, we had invested 63% of our portfolio in CRE assets, 31% in commercial bank loans, 6% in other investments.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the provision for credit losses, recovery of deferred tax assets, fair value of investment securities, potential impairment of intangible assets and goodwill, guarantees and certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, see the discussion of our Annual Report on Form 10-K for the year ended December 31, 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations − Critical Accounting Policies and Estimates.”

(Back to Index)

(Back to Index)

Results of Operations − Three and Six Months Ended June 30, 2012 as compared to
Three and Six Months Ended June 30, 2011

Our net income allocable to common shares for the three and six months ended June 30, 2012 was $16.4 million, or $.20 per share (basic and diluted) and $30.9 million, or $.38 per share-basic ($0.37 per share-diluted), respectively, as compared to net income of $9.2 million, or $0.13 per share (basic and diluted) and $22.4 million, or $0.34 per share (basic and diluted) for the three and six months ended June 30, 2011, respectively.

Interest Income

The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	$14,323	4.73%	$1,173,348	$13,344	5.95%	$888,340
Commercial real estate loans	8,689	5.07%	$678,419	7,247	4.55%	$625,357
Total interest income from loans	23,012			20,591
Interest income from securities:
CMBS-private placement	3,001	5.09%	$234,526	2,330	5.39%	$175,297
ABS	434	5.13%	$32,887	373	4.57%	$32,302
Residential mortgage-backed securities or RMBS	317	2.98%	$42,566	252	2.76%	$35,865
Total interest income from securities	3,752			2,955
Interest income – other:
Preference payments on structured notes (1)	3,109	21.62%	$57,521	1,627	8.09%	$80,416
Temporary investment in over-night repurchase agreements	48	N/A	N/A	89	N/A	N/A
Total interest income − other	3,157			1,716
Total interest income	$29,921			$25,262
	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	$29,576	4.88%	$1,187,753	$27,494	6.18%	$883,208
Commercial real estate loans	17,051	4.94%	$681,800	14,347	4.50%	$634,865
Total interest income from loans	46,627			41,841
Interest income from securities:
CMBS-private placement	5,868	5.17%	$226,697	4,564	5.58%	$162,011
ABS	868	5.14%	$32,927	743	4.60%	$32,129
RMBS	600	2.68%	$44,737	408	3.09%	$25,855
Total interest income from securities	7,336			5,715
Interest income – other:
Preference payments on structured notes (1)	5,881	20.30%	$57,933	2,762	8.22%	$67,185
Temporary investment in over-night repurchase agreements	105	N/A	N/A	173	N/A	N/A
Total interest income − other	5,986			2,935
Total interest income	$59,949			$50,491

(1)	Yields on these quarterly payers reflect payments for full distribution periods and in some cases, we owned the position for a portion of that period.
(Back to Index)

(Back to Index)

The following table summarizes certain information relating to interest income for the periods indicated (in thousands, except percentages):

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income		Fee Income	Total
Three Months Ended June 30, 2012
Bank loans	4.16%	$(22,768)	$3,549	$10,470	(1)	$304	$14,323
Commercial real estate loans	5.10%	$(144)	8	8,497		184	8,689
Total interest income from loans			3,557	18,967		488	23,012
CMBS-private placement	3.62%	$(10,968)	516	2,485		−	3,001
ABS	2.50%	$(3,601)	184	250		−	434
RMBS			−	317		−	317
Total interest income from securities			700	3,052		−	3,752
Preference payments on structured notes			−	3,109		−	3,109
Other			−	48		−	48
Total interest income – other			−	3,157		−	3,157
Total interest income			$4,257	$25,176		$488	$29,921
Three Months Ended June 30, 2011
Bank loans	3.70%	$(19,224)	$4,672	$8,357	(1)	$315	$13,344
Commercial real estate loans	4.41%	$(175)	(2)	7,210		39	7,247
Total interest income from loans			4,670	15,567		354	20,591
CMBS-private placement	3.48%	$(14,038)	723	1,607		−	2,330
ABS	2.60%	$(2,732)	120	253		−	373
RMBS			−	252		−	252
Total interest income from securities			843	2,112		−	2,955
Preference payments on structured notes			−	1,627		−	1,627
Other			−	89		−	89
Total interest income – other			−	1,716		−	1,716
Total interest income			$5,513	$19,395		$354	$25,262
Six Months Ended June 30, 2012
Bank loans	4.17%	$(22,768)	$7,997	$20,863	(1)	$716	$29,576
Commercial real estate loans	5.03%	$(144)	16	16,838		197	17,051
Total interest income from loans			8,013	37,701		913	46,627
CMBS-private placement	3.81%	$(10,968)	1,197	4,671		−	5,868
ABS	2.56%	$(3,601)	362	506		−	868
RMBS			−	600		−	600
Total interest income from securities			1,559	5,777		−	7,336
Preference payments on structured notes			−	5,881		−	5,881
Other			−	105		−	105
Total interest income – other			−	5,986		−	5,986
Total interest income			$9,572	$49,464		$913	$59,949
Six Months Ended June 30, 2011
Bank loans	3.65%	$(19,224)	$9,724	$16,353		$1,417	$27,494
Commercial real estate loans	4.37%	$(175)	(4)	14,268		83	14,347
Total interest income from loans			9,720	30,621		1,500	41,841
CMBS-private placement	3.29%	$(14,038)	1,739	2,825		−	4,564
ABS	2.61%	$(2,732)	238	505		−	743
RMBS			−	408		−	408
Total interest income from securities			1,977	3,738		−	5,715
Preference payments on structured notes			−	2,762		−	2,762
Other			−	173		−	173
Total interest income – other			−	2,935		−	2,935
Total interest income			$11,697	$37,294		$1,500	$50,491

(1)
Amount excludes $2.2 million and $4.3 million of interest income on bank loans on Apidos CLO VIII for three months and six months ended June 30, 2012, respectively.  We own 43% of the outstanding subordinated debt.  The remaining 57% of the subordinated debt is owned by unrelated third parties.

(Back to Index)

(Back to Index)

Aggregate interest income increased $4.6 million (18%) and $9.4 million (19%) to $29.9 million and $59.9 million for the three and six months ended June 30, 2012, respectively, from $25.3 million and $50.5 million for the three and six months ended June 30, 2011, respectively.  We attribute these increases to the following:

Interest Income from Loans.  Aggregate interest income from loans increased $2.4 million (12%) and $4.8 million (11%) to $23.0 million and $46.6 million for the three and six months ended June 30, 2012, respectively, from $20.6 million and $41.8 million for the three and six months ended June 30, 2011, respectively, as a result of the following:

Interest income on bank loans increased $979,000 (7%) and $2.1 million (8%) to $14.3 million and $29.6 million for the three and six months ended June 30, 2012, respectively, from $13.3 million and $27.5 million for the three and six months ended June 30, 2011, respectively.  These increases resulted primarily from an increase in the weighted average loan balance of $285.0 million and $304.5 million to $1.2 billion for the three and six months ended June 30, 2012, respectively, from $888.3 million and $883.2 million for the three and six months ended June 30, 2011, respectively principally as a result of our new CLO, Apidos CLO VIII, which we began acquiring assets for in July 2011.

The increase in the weighted average loan balance was partially offset by a decrease in the weighted average yield to 4.73% and 4.88% for the three and six months ended June 30, 2012, respectively, from 5.95% and 6.18% for the three and six months ended June 30, 2011, respectively, primarily as a result of the decrease in accretion income caused by the timing of paydowns and payoffs, which sped up the recognition of the discount accretion during the three and six months ended June 30, 2011. During the three months and six months ended 2012, Apidos I, III and Cinco had decreased paydowns of $57.8 million and $103.2 million, respectively, as compared to $142.0 million and $258.3 million in paydowns during the three months and six months ended June 30, 2011.  This decline in paydowns and resulting decline in discount accretion income recognition was partially offset by increased accretion income generated by our new CLO during the three and six months ended June 30, 2012.

The interest income on CRE loans increased $1.4 million (20%) and $2.8 million (19%) to $8.7 million and $17.1 million for the three and six months ended June 30, 2012, respectively, as compared to $7.3 million and $14.3 million for the three and six months ended June 30, 2011.  These increases are a result of the following:

●
The increase of $53.1 million and $46.9 million in the weighted average loan balance to $678.4 million and $681.8 million for the three and six months ended June 30, 2012, respectively, from $625.4 million and $634.9 million for the three and six months ended June 30, 2011, respectively, as we began to reinvest proceeds from payoffs and paydowns, classified as restricted CDO cash on our balance sheet, during the fourth quarter of 2011, with the majority of these proceeds being reinvested during the second quarter of 2012.

●
The increase in the weighted average yield to 5.07% and 4.94% during the three and six months ended June 30, 2012, respectively, from 4.55% and $4.50% during the three and six months ended June 30, 2011, respectively, as a result of newer real estate loans with higher stated interest rates than our legacy portfolio.

Interest Income from Securities.  Aggregate interest income from securities increased $797,000 (27%) and $1.6 million (28%) to $3.8 million and $7.3 million for the three and six months ended June 30, 2012, respectively, from $3.0 million and $5.7 million for the three and six months ended June 30, 2011, respectively.  The increases in interest income from securities resulted principally from the following:

Interest income on CMBS-private placement increased $671,000 (29%) and $1.3 million (29%) to $3.0 million and $5.9 million for the three and six months ended June 30, 2012, respectively, as compared to $2.3 million and $4.6 million for the three and six months ended June 30, 2011, respectively.  These increases resulted from an increase in the weighted average balance of assets of $59.2 million and $64.7 million during the three and six months ended June 30, 2012, respectively, primarily as a result of the purchase of assets on our Wells Fargo facility beginning in February 2011.  The increases in interest income on CMBS-private placement as a result of the increase in the weighted average balance were partially offset by a decrease in the weighted average yield of assets to 5.09% and 5.17% for the three and six months ended June 30, 2012, respectively, from 5.39% and 5.58% for the three and six months ended June 30, 2011, respectively, primarily as a result of the decrease in accretion income during the six months ended June 30, 2012 from the different mix of assets purchased in 2012 at a net premium as opposed to the net discount the CMBS were purchased at in prior years.

Interest Income - Other.  Aggregate interest income-other increased $1.5 million (84%) and $3.1 million (104%) to $3.2 million and $6.0 million for the three and six months ended June 30, 2012, respectively, as compared to $1.7 million and $2.9 million for the three and six months ended June 30, 2011, respectively and is primarily related to our trading securities investment program with Resource Capital Markets.  The payments vary from period to period and are based on cash flows from the underlying assets rather than on a contractual interest rate.

(Back to Index)

(Back to Index)

Interest Expense − Three and Six Months Ended June 30, 2012 as compared to
Three and Six Months Ended June 30, 2011

The following table sets forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$3,754	1.34%	$1,171,254	$2,283	1.02%	$906,000
Commercial real estate loans	2,172	1.85%	$470,697	1,537	1.24%	$503,750
CMBS–private placement	348	1.90%	$75,963	154	2.64%	$23,416
Hedging instruments	1,841	5.12%	$141,285	2,194	5.09%	$166,892
General	821	6.31%	$51,548	894	7.02%	$50,000
Total interest expense	$8,936			$7,062

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$7,567	1.32%	$1,188,170	$4,573	0.99%	$906,000
Commercial real estate loans	3,730	1.54%	$474,272	3,126	1.25%	$503,750
CMBS–private placement	626	1.93%	$67,334	210	3.12%	$13,568
Hedging instruments	3,834	5.12%	$146,905	4,308	5.07%	$166,978
General	1,622	6.24%	$51,458	1,778	6.87%	$50,000
Total interest expense	$17,379			$13,995

Aggregate interest expense increased $1.8 million (27%) and $3.4 million (25%) to $8.9 million and $17.4 million for the three and six months ended June 30, 2012, respectively, as compared to $7.1 million and $14.0 million for the three and six months ended June 30, 2011, respectively.  We attribute these increases to the following:

Interest expense related to our bank loans was $3.8 million and $7.6 million for the three and six months ended June 30, 2012, respectively, as compared to $2.3 million and $4.6 million for the three and six months ended June 30, 2011, respectively, an increase of $1.5 million (64%) and $3.0 million (67%), respectively.  These increases resulted primarily from the following:

●
An increase in the weighted average balance of the related financings of $265.3 million and $282.2 million for the three and six months ended June 30, 2012, respectively, due to the closing of our new CLO which occurred in October 2011.  The increase in weighted average balance of financings from our new CLO was partially offset by the amortization of Apidos CDO I as it has reached the end of its reinvestment period in 2011.  During the period October, 31, 2011 through June 30, 2012, Apidos CDO I paid down $64.3 million in principal amount of its CDO notes; and

●
An increase in the weighted average rate to 1.34% and 1.32% for the three and six months ended June 30, 2012, respectively, from 1.02% and 0.99% for the three and six months ended June 30, 2011, respectively, primarily as a result of the increase in LIBOR, a reference index for the rates payable on most of these financings, and of the closing of our new CLO which had a weighted average rate on its financings of 2.32% and 2.37% for the three and six months ended June 30, 2012, respectively.

Interest expense on commercial real estate loans was $2.2 million and $3.7 million for the three and six months ended June 30, 2012, respectively, as compared to $1.5 million and $3.1 million for the three and six months ended June 30, 2011, respectively, increases of $635,000 (41%) and $604,000 (19%), respectively. These increases resulted primarily from the acceleration of deferred debt issuance costs on RREF CDO 2007 as a result of note repurchases during the three months ended June 30, 2012 as well as deferred debt issuance costs on our new line during the three months ended June 30, 2012, both of which increased the weighted average cost.

(Back to Index)

(Back to Index)

Interest expense on CMBS-private placement was $348,000 and $626,000 million for the three and six months ended June 30, 2012, respectively, as compared to $154,000 and $210,000 for the three and six months ended June 30, 2011, respectively, increases of $194,000 (126%) and $416,000 (198%), respectively.  The increases are due entirely to our increased use of our master repurchase agreement facility with Wells Fargo that we entered into in February 2011 to finance our acquisition of highly-rated CMBS.

The increase in interest expense was partially offset by a decrease in interest expense on hedging instruments of $353,000 (16%) and $474,000 (11%)  to $1.8 million and $3.8 million for the three and six months ended June 30, 2012, respectively, as compared to $2.2 million and $4.3 million for the three and six months ended June 30, 2011, respectively.  The decrease in the hedging expense was primarily due to a change in the composition of interest rate swaps we held on our books during the three and six months ended June 30, 2012 as compared to 2011.  This change in composition is a result of the maturities of certain hedges related to our CRE portfolio in 2012 and 2011 and the purchase of new hedges at lower rates related to securities we purchased using the Wells Fargo repurchase facility.

Other Revenue

The following table sets forth information relating to other revenue we generated during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Other revenue:
Rental income	$2,034	$157	$3,953	$180
Dividend income	−	866	−	1,527
Fee income	2,329	2,253	4,191	3,899
Total other revenue	$4,363	$3,276	$8,144	$5,606

The increase in rental income for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 is related to investments in real estate which we acquired beginning in June 2011.

We received dividend income of $866,000 and $1.5 million for the three and six months ended June 30, 2011, respectively.  On November 16, 2011, we entered into an agreement whereby we exchanged our old preferred interest in LEAF Commercial Capital, Inc., or LCC, an equipment leasing company, for a new preferred interest in LCC.  We have accounted for our resulting interest under the equity method subsequent to November 16, 2011 and therefore, we no longer record dividend income from this investment.  As of November 16, 2011, we record our equity interest in other income (expense).  For the three and six months ended June 30, 2012, we recognized a loss of $1.3 million on this investment.

We generated fee income of $2.3 million and $4.2 million for the three and six months ended June 30, 2012, respectively, which is related to our February 2011 acquisition of a company that manages bank loan assets and receives senior, subordinated, and incentive fees from five Resource Capital Asset Management, or RCAM, collateralized loan obligation issuers, or CLOs.  The 2012 period represents a full six months of fee income versus a partial six months in 2011.  Fee income also includes management fees on Apidos CLO VIII, which we began receiving in November 2011 when the CLO closed.

(Back to Index)

(Back to Index)

Operating Expenses

The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating expenses:
Management fees – related party	$4,548	$3,148	$7,991	$5,486
Equity compensation – related party	1,140	623	2,008	1,083
Professional services	806	989	2,158	1,908
Insurance	159	159	317	336
Rental operating expense	1,309	185	2,629	330
General and administrative	1,470	1,121	2,533	1,921
Depreciation and amortization	1,364	756	2,725	1,009
Income tax expense	384	1,171	2,999	2,980
Total operating expenses	$11,180	$8,152	$23,360	$15,053

Management fees – related party increased by $1.4 million (44%) and $2.5 million (46%) to $4.5 million and $8.0 million for the three and six months ended June 30, 2012, respectively, as compared to $3.1 million and $5.5 million for the three and six months ended June 30, 2011, respectively.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio.  The changes are described below:

●
Incentive management fees to our Manager, which are based upon the excess of adjusted operating earnings over a variable base rate, were $1.8 million and $2.5 million for the three and six months ended June 30, 2012, respectively, increases of $988,000 and $1.7 million from $806,000 and $806,000 for the three and six months ended June 30, 2011, respectively.  The increase in these fees in 2012 was primarily the result of gains on the extinguishment of debt during the three months ended June 30, 2012.  In addition, there was no incentive management fee for the three months ended June 30, 2011 primarily as a result of realized losses in our CRE portfolio.  The incentive fee is calculated for each quarter and the calculation in any quarter is not affected by the results of any other quarter.

●
Base management fees increased by $143,000 (8%) and $439,000 (13%) to $1.9 million and $3.8 million for the three and six months ended June 30, 2012, respectively, as compared to $1.8 million and $3.4 million for the three and six months ended June 30, 2011, respectively.  These increases were due to increased stockholders’ equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $115.9 million of proceeds from the sales of common stock through our Dividend Reinvestment and Stock Purchase Plan or DRIP, from January 1, 2011 through June 30, 2012 as well as the receipt of $46.6 million from the proceeds of our March 2011 secondary common stock offering.

●
Incentive management fees related to our structured finance manager increased by $269,000 (48%) and $419,000 (32%) to $835,000 and $1.7 million for the three and six months ended June 30, 2012, respectively, as compared to $566,000 and $1.3 million for the three and six months ended June 30, 2011.  The increase in fees is primarily related to the improved economic performance of this portfolio at June 30, 2012.

Equity compensation – related party increased $517,000 (83%) and $925,000 (85%) to $1.1 million and $2.0 million for the three and six months ended June 30, 2012, respectively, as compared to $623,000 and $1.1 million for the three and six months ended June 30, 2011, respectively.  This expense is related to the amortization of annual grants of restricted common stock to our non-employee independent directors, and discretionary grants of restricted stock to several employees of Resource America who provide investment management services to us through our Manager.  The increase in expense was primarily the result of the issuance of new grants in 2011 and 2012.  The increase in expense was partially offset by a decline in our stock price and its impact on our quarterly remeasurement of the value of unvested stock.

Rental operating expense increased $1.1 million and $2.3 million to $1.3 million and $2.6 million for the three and six months ended June 30, 2012, respectively, as compared to $185,000 and $330,000 for the three and six months ended June 30, 2011, respectively, and is related to an increase in our investments in real estate through several acquisitions beginning in June 2011.

(Back to Index)

(Back to Index)

General and administrative expense increased $349,000 (31%) and $612,000 (32%) to $1.5 million and $2.5 million for the three and six months ended June 30, 2012, respectively, as compared to $1.1 million and $1.9 million for the three and six months ended June 30, 2011, respectively due to the following:

●
Increases in dues and subscriptions of $183,000 and $223,000 for the three and six months ended June 30, 2012 primarily as a result of increased New York stock exchange listing fees due to additional shares outstanding over the prior year.

●
Increases in payroll expense of $163,000 and $152,000 for the three and six months ended June 30, 2012 as a result of an amendment to our management agreement which allowed for two additional employees to be reimbursed to our manager.

●
The increase for the six months ended June 30, 2012 is also the result of $240,000 of CRE consulting fees related to a loan that was restructured with a new borrower and with a new use for the underlying property.

Depreciation and amortization increased $608,000 (80%) and $1.7 million (170%) to $1.4 million and $2.7 million for the three and six months ended June 30, 2012, respectively, as compared to $756,000 and $1.0 million for the three and six months ended June 30, 2011, respectively.  The increases are related to our acquisition of real estate in the second and third quarters of 2011 and our acquisition of RCAM in February 2011.

Income tax expense decreased $787,000 (67%) and increased $19,000 (1%) to $384,000 and $3.0 million for the three and six months ended June 30, 2012, respectively, as compared to $1.2 million and $3.0 million for the three and six months ended June 30, 2011, respectively.  The decrease in income tax expense for the three months ended June 30, 2012 is primarily due to a favorable state tax position that saved us $1.1 million offset partially during the three months and fully for the six months ended June 30, 2012 as a result of income taxes on Apidos VIII CLO, which closed in October 2011.

Other revenue (expense)

The following table sets forth information relating to our other revenue (expense) incurred for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Other revenue (expense):
Net impairment losses recognized in earnings	$(32)	$(4,649)	$(171)	$(4,649)
Net realized gains on investment securities available-for-sale and loans	1,422	3,696	1,802	3,852
Net realized and unrealized gain on investment securities-trading	1,424	1,473	3,568	3,279
Provision for loan and lease losses	(4,253)	(4,113)	(6,431)	(6,719)
Gain on the extinguishment of debt	5,464	−	5,464	−
Other expense	(1,743)	(512)	(655)	(451)
Total other income (expense)	$2,282	$(4,105)	$3,577	$(4,688)

Net impairment losses recognized in earnings was $4.6 million for the three and six months ended June 30, 2011 and were the result of an impairment we recognized on one investment security available-for-sale.

Net realized gain on investment securities available-for-sale and loans decreased $2.3 million (62%) and $2.1 million (53%) to $1.4 million and $1.8 million for the three and six months ended June 30, 2012, respectively, as compared to $3.7 million and $3.9 million for the three and six months ended June 30, 2011, respectively.  The decrease is primarily the result of a gain of $3.5 million related to the sale of three CMBS positions during the three months ended June 30, 2011 as compared to two CMBS positions during the three months ended June 30, 2012 for a gain of $912,000.  This decline in gains was offset partially for the three and six months ended June 30, 2012 by gains on the sale of Apidos loans during the six months ended June 30, 2012 as a result of improved pricing and increased sales volume, particularly in our new CDO, Apidos CLO VIII.

(Back to Index)

(Back to Index)

Our provision for loan and lease losses increased by $140,000 (3%) and decreased by $288,000 (4%) to $4.3 million and $6.4 million for the three and six months ended June 30, 2012, respectively, as compared to $4.1 million and $6.7 million for the three and six months ended June 30, 2011, respectively.  The following table summarizes information relating to our provision for loan and lease losses for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
CRE loan portfolio	$3,486	$2,092	$3,836	$5,213
Bank loan portfolio	767	2,021	2,595	1,506
	$4,253	$4,113	$6,431	$6,719

CRE Loan Portfolio

The principal reason for the increase during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was due to a the pending sale transaction on two loans cross-collateralized by a portfolio of multi-family units in San Francisco that we wrote down to the anticipated sale value.  In total, we had three positions for which we took a provision during the three months ended June 30, 2012.  The positions had a total par amount of $41.1 million and were written down to $34.0 million for a weighted average write-down percentage of 17.2% of par.  For the three months ended June 30, 2011, we had two positions on which we took provisions. The positions had a total par of $48.8 million and were written down to $31.4 million for a weighted average write down percentage of 35.8% of par.  The principal reason for the decrease during the six months ended June 30, 2012 as compared to the three months ended June 30, 2011 were improved credit conditions for the borrowers in our CRE portfolio with exception of the three loans discussed above.  For the six months ended June 30, 2011, we had four positions for which we took provisions. The positions had a total par of $55.3 million and were written down to $50.5 million for a weighted average write down percentage of 8.8% of par.

Bank Loan Portfolio

The bank loan provision decreased by $1.2 million to $767,000 for the three months ended June 30, 2012 as compared to $2.0 million for the three months ended June 30, 2011, as a result of the improved credit quality.  The bank loan provision increased by $1.1 million to $2.6 million for the six months ended June 30, 2012, as compared to $1.5 million for the six months ended June 30, 2011. The principal reason for the increase in bank loan provision was due to the recognition of impairment on three loans in our in our bank loan portfolio for the six months ended June 30, 2012.

Other expense increased $1.2 million (240%) and $204,000 (45%) to expense of $1.7 million and $655,000 for the three and six months ended June 30, 2012, respectively, from expense of $512,000 and $451,000 for the three and six months ended June 30, 2011, respectively.  These increases are primarily the result of a loss on our equity investment in LCC of $1.3 million during the three months ended June 30, 2012 as that start-up investment continues to originate new leases and build its lease volume.  This loss was partially offset for the six months ended June 30, 2012 by a gain of $1.2 million recognized on the sale of a property in our real estate joint venture.

Financial Condition

Summary.

Our total assets were $2.3 billion on June 30, 2012 and December 31, 2011.  As of June 30, 2012, we held $31.9 million of unrestricted cash and cash equivalents.

Investment Portfolio.

The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of June 30, 2012 and December 31, 2011, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

(Back to Index)

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
June 30, 2012
Floating rate
RMBS	$10,547	28.65%	$7,517	20.42%	$(3,030)	-8.23%
CMBS-private placement	28,411	100.00%	12,495	43.98%	(15,916)	-56.02%
Structured notes	26,872	42.36%	36,636	57.75%	9,764	15.39%
Other ABS	−	0.00%	23	0.28%	23	0.28%
Mezzanine loans (1)	53,921	99.99%	53,128	98.52%	(793)	-1.47%
Whole loans (1)	547,233	99.62%	541,297	98.54%	(5,936)	-1.08%
Bank loans (2)	1,116,993	97.94%	1,111,779	97.48%	(5,214)	-0.46%
Loans held for sale	49,114	90.75%	49,114	90.75%	−	0.00%
ABS Securities	29,703	89.19%	28,247	84.82%	(1,456)	-4.37%
Total floating rate	1,862,794	94.64%	1,840,236	93.50%	(22,558)	-1.14%
Fixed rate
CMBS – private placement	149,669	75.13%	144,367	72.47%	(5,302)	-2.66%
B notes (1)	16,382	99.21%	16,144	97.77%	(238)	-1.44%
Mezzanine loans (1)	13,926	100.32%	13,731	98.91%	(195)	-1.41%
Whole loans (1)	−	0.00%	−	0.00%	−	0.00%
Loans receivable-related party	9,438	100.00%	9,438	100.00%	−	0.00%
Total fixed rate	189,415	79.24%	183,680	76.84%	(5,735)	-2.40%
Other (non-interest bearing)
Investment in real estate	47,362	100.00%	47,362	100.00%	−	0.00%
Investment in unconsolidated entities	45,289	100.00%	45,289	100.00%	−	0.00%
Total other	92,651	100.00%	92,651	100.00%	−	0.00%
Grand total	$2,144,860	93.26%	$2,116,567	91.98%	$(28,293)	-1.28%

December 31, 2011
Floating rate
RMBS	$8,729	18.60%	$7,120	15.17%	$(1,609)	-3.43%
CMBS-private placement	28,691	100.00%	8,311	28.97%	(20,380)	-71.03%
Structured notes	27,345	41.53%	31,553	47.93%	4,208	6.40%
ABS	28,513	88.21%	25,201	77.96%	(3,312)	-10.25%
Other ABS	−	0.00%	23	0.28%	23	0.28%
Mezzanine loans (1)	53,908	99.97%	53,077	98.43%	(831)	-1.54%
Whole loans (1)	537,708	99.79%	515,176	95.61%	(22,532)	-4.18%
Bank loans (2)	1,170,599	97.33%	1,167,302	97.06%	(3,297)	-0.27%
Loans held for sale	3,154	54.59%	3,154	54.59%	−	0.00%
Total floating rate	1,858,647	93.71%	1,810,917	91.32%	(47,730)	-2.39%
Fixed rate
CMBS – private placement	132,821	71.94%	124,509	67.44%	(8,312)	-4.50%
B notes (1)	16,435	99.13%	16,182	97.61%	(253)	-1.52%
Mezzanine loans (1)	13,966	100.35%	13,361	96.00%	(605)	-4.35%
Whole loans (1)	6,965	99.47%	6,965	99.47%	−	0.00%
Loans receivable-related party	9,497	100.00%	9,497	100.00%	−	0.00%
Total fixed rate	179,684	77.58%	170,514	73.62%	(9,170)	-3.96%
Other (non-interest bearing)
Investment in real estate	48,027	100.00%	48,027	100.00%	−	0.00%
Investment in unconsolidated entities	47,899	100.00%	47,899	100.00%	−	0.00%
Total other	95,926	100.00%	95,926	100.00%	−	0.00%
Grand total	$2,134,257	92.36%	$2,077,357	89.89%	$(56,900)	-2.47%

(Back to Index)

(Back to Index)

(1)
Net carrying amount includes an allowance for loan losses of $7.2 million at June 30, 2012, allocated as follows:  B notes ($238,000), mezzanine loans ($988,000) and whole loans ($5.9 million).  Net carrying amount includes an allowance for loan losses of $24.2 million at December 31, 2011, allocated as follows:  B notes ($253,000), mezzanine loans ($1.4 million) and whole loans ($22.5 million).

(2)	Net carrying amount includes allowances for loan losses of $5.2 million and $3.3 million as of June 30, 2012 and December 31, 2011, respectively.

Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS-private placement portfolio at a net discount.  At June 30, 2012 and December 31, 2011, the remaining discount to be accreted into income over the remaining lives of the securities was $11.0 million and $13.2 million, respectively.  These securities are classified as available-for-sale and, as a result, are carried at their fair value.

There was no other-than temporary impairment on our CMBS–private placement portfolio recorded during the three and six months ended June 30, 2012 and there was a $4.6 million of other-than-temporary impairment on one CMBS position bringing the fair value to $49,000 during the three and six months ended June 30, 2011.  While our CMBS–private placement portfolio has declined in fair value on a net basis, we concluded that the decline continues to be temporary.  We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.

The following table summarizes our CMBS-private placement (in thousands, except percentages):

	Fair Value at	During Six Months Ended June 30, 2012				Fair Value at
	December 31,	Net	Upgrades/		MTM Change on	June 30,
	2011	Purchases	Downgrades		Same Ratings	2012
Moody’s Ratings Category:
Aaa	$59,727	$32,911	$	−	$(19,379)	$73,259
Aa1 through Aa3	4,115	−		−	77	4,192
A1 through A3	10,678	−		−	(2,827)	7,851
Baa1 through Baa3	27,839	4,188		(5,528)	5,644	32,143
Ba1 through Ba3	3,502	−		−	2,038	5,540
B1 through B3	960	−		−	540	1,500
Caa1 through Caa3	7,151	−		−	314	7,465
Ca through C	2,094	−		(2,069)	5,640	5,665
Non-Rated	16,754	−		−	2,493	19,247
Total	$132,820	$37,099		$(7,597)	$(5,460)	$156,862

S&P Ratings Category:
AAA	$59,727	$32,911	$	−	$(23,626)	$69,012
A+ through A-	5,923	−		−	(1,020)	4,903
BBB+ through BBB-	19,179	4,188		(1,324)	(8,726)	13,317
BB+ through BB-	21,129	−		(8,850)	19,293	31,572
B+ through B-	2,310	−		−	499	2,809
CCC+ through CCC-	6,643	−		−	1,751	8,394
D	616	−		(1,391)	1,957	1,182
Non-Rated	17,293	−		−	8,380	25,673
Total	$132,820	$37,099		$(11,565)	$(1,492)	$156,862

(Back to Index)

(Back to Index)

Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012:
Structured notes	$26,872	$10,895	$(1,131)	$36,636
RMBS	10,547	452	(3,482)	7,517
Total	$37,419	$11,347	$(4,613)	$44,153

December 31, 2011:
Structured notes	$27,345	$6,098	$(1,890)	$31,553
RMBS	8,729	100	(1,709)	7,120
Total	$36,074	$6,198	$(3,599)	$38,673

We purchased and sold two securities during the six months ended June 30, 2012, for a net loss of $791,000.  We also had one position liquidate during the six months ended June 30, 2012 which resulted in a gain of $224,000.  We held 26 and 27 investment securities, trading as of June 30, 2012 and December 31, 2011, respectively.

Other Asset-Backed Securities.  At June 30, 2012 and December 31, 2011, we held two other ABS positions with a fair value of $23,000.  These securities are classified as available-for-sale and carried at fair value.

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
June 30, 2012:
Whole loans, floating rate (1) (4) (5) (6)	37	$581,233	LIBOR plus 2.00% to LIBOR plus 5.75%	September 2012 to February 2019
B notes, fixed rate	1	16,382	8.68%	April 2016
Mezzanine loans, floating rate	3	53,921	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2012 to December 2012
Mezzanine loans, fixed rate	2	13,926	8.99% to 11.00%	January 2016 to September 2016
Total (2)	43	$665,462

December 31, 2011:
Whole loans, floating rate (1) (4) (5)	32	$537,708	LIBOR plus 2.50% to LIBOR plus 5.75%	April 2012 to February 2019
Whole loans, fixed rate	1	6,965	10.00%	June 2012
B notes, fixed rate	1	16,435	8.68%	April 2016
Mezzanine loans, floating rate	3	53,908	LIBOR plus 2.50% to LIBOR plus 7.45%	May 2012 to December 2012
Mezzanine loans, fixed rate	2	13,966	8.99% to 11.00%	January 2016 to September 2016
Total (2)	39	$628,982

(1)
Whole loans had $6.1 million and $5.2 million in unfunded loan commitments as of June 30, 2012 and December 31, 2011, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $7.2 million and $24.2 million recorded as of June 30, 2012 and December 31, 2011, respectively.
(3)	Maturity dates do not include possible extension options that may be available to the borrowers.
(4)	Floating rate whole loans includes a $2.0 million portion of a whole loan that has a fixed rate of 15.0% as of June 30, 2012 and December 31, 2011, respectively.
(5)	Floating rate whole loans includes a $597,000 and $302,000 preferred equity tranche of a whole loan that has a fixed rate of 10.0% as of June 30, 2012 and December 31, 2011, respectively.
(6)	Amount includes $34.0 million of a whole loan that is classified as a loan held for sale at June 30, 2012.

(Back to Index)

(Back to Index)
Bank Loans.  At June 30, 2012, our consolidated securitizations, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CDO VIII, held a total of $1.1 billion of bank loans at fair value.  The bank loans held by these entities secure the CDO notes they issued.  The aggregate fair value of bank loans held decreased by $22,000 over their holdings at December 31, 2011.  This decrease was principally due to paydowns and sales of bank loans during the six months ended June 30, 2012 which was offset almost fully by the improved market price.

We have determined that Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CDO VIII are variable interest entities, or VIEs, and that we are the primary beneficiary of Apidos CDO I, Apidos CDO III, Apidos Cinco CDO.  As of June 30, 2012, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CLO VIII were consolidated.  We own 100% of the equity of Apidos CDO I, Apidos CDO III and Apidos CDO Cinco.  We own approximately 43% of the equity of Apidos CLO VIII.

The following table summarizes our bank loan investments (in thousands):

	June 30, 2012		December 31, 2011
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Baa1 through Baa3	$41,565	$41,697	$44,952	$44,956
Ba1 through Ba3	596,460	600,341	648,543	644,497
B1 through B3	449,252	447,812	439,871	427,282
Caa1 through Caa3	17,464	12,432	19,710	12,774
Ca	7,519	3,704	5,765	2,397
No rating provided	19,847	20,212	14,912	14,155
Total	$1,132,107	$1,126,198	$1,173,753	$1,146,061

S&P ratings category:
BBB+ through BBB-	$95,484	$95,835	$84,623	$84,615
BB+ through BB-	518,204	521,397	561,375	559,211
B+ through B-	471,457	471,345	478,684	465,564
CCC+ through CCC-	21,914	14,880	27,097	19,401
CC+ through CC-	796	627	4,490	1,512
C+ through C-	−	−	−	−
D	2,240	1,293	352	343
No rating provided	22,012	20,821	17,132	15,415
Total	$1,132,107	$1,126,198	$1,173,753	$1,146,061
Weighted average rating factor	1,966		1,969
(Back to Index)

(Back to Index)

The following table provides information as to the lien position and status of our bank loans, which we consolidate (in thousands):

	Amortized Cost
	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Total
June 30, 2012:
Loans held for investment:
First lien loans	$236,015	$228,648	$309,683	$314,912	$1,089,258
Second lien loans	4,721	4,205	7,502	6,343	22,771
Subordinated second lien loans	−	−	−	−	−
Defaulted first lien loans	2,512	667	1,119	−	4,298
Defaulted second lien loans	333	333	−	−	666
Total	243,581	233,853	318,304	321,255	1,116,993
First lien loans held for sale at fair value	235	5,332	878	8,669	15,114
Total	$243,816	$239,185	$319,182	$329,924	$1,132,107

December 31, 2011:
Loans held for investment:
First lien loans	$295,318	$242,628	$293,442	$311,923	$1,143,311
Second lien loans	5,281	5,746	6,438	6,845	24,310
Subordinated second lien loans	163	122	−	−	285
Defaulted first lien loans	1,397	599	697	−	2,693
Defaulted second lien loans	−	−	−	−	−
Total	302,159	249,095	300,577	318,768	1,170,599
First lien loans held for sale at fair value	−	198	2,018	938	3,154
Total	$302,159	$249,293	$302,595	$319,706	$1,173,753

Asset-backed securities.  In November 2011, the investment securities held-to-maturity portfolio was reclassified to investment securities available-for-sale since management no longer intended to hold these positions until maturity.  These investments are now held at fair value with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet.  At June 30, 2012, we held a total of $28.2 million of ABS at fair value through Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, and Apidos CLO VIII all of which secure the debt issued by these entities.  At December 31, 2011, we held a total of $25.2 million fair value of ABS through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  The increase in total ABS was principally due to improved market prices.

(Back to Index)

(Back to Index)

The following table summarizes our ABS at fair value (in thousands):

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$7,892	$8,393	$8,252	$8,051
Aa1 through Aa3	1,744	1,668	1,723	1,593
A1 through A3	6,516	6,711	6,446	6,366
Baa1 through Baa3	2,715	2,693	2,647	2,543
Ba1 through Ba3	5,078	3,939	5,043	3,592
B1 through B3	3,615	2,645	3,613	2,346
Caa1 through Caa3	841	942	−	−
No rating provided	1,302	1,256	789	710
Total	$29,703	$28,247	$28,513	$25,201

S&P ratings category:
AA+ through AA-	$9,637	$10,062	$8,138	$7,928
A+ through A-	6,411	6,575	7,467	7,347
BBB+ through BBB-	295	306	950	866
BB+ through BB-	7,481	6,264	1,592	1,335
B+ through B-	1,529	1,304	3,639	3,200
CCC+ through CCC-	841	942	−	−
No rating provided	3,509	2,794	6,727	4,525
Total	$29,703	$28,247	$28,513	$25,201
Weighted average rating factor	745		582

Investment in Unconsolidated Entities.  On November 16, 2011, we, together with LEAF Financial and LCC, entered into a stock purchase agreement with Eos Partners, L.P., or Eos, a private investment firm, and its affiliates.  In exchange for our prior interest in LCC, we received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock, or the Series B Preferred Stock, and 2,364 shares of newly issued Series D Redeemable Preferred Stock, or the Series D Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LCC.  Our investment in LEAF was valued at $36.3 million based on a third-party valuation.  Several approaches, including discounted expected cash flows, market approach and comparable sales transactions were used to estimate the fair value of our investment in LEAF as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions.  Accordingly, we recorded a loss of $2.2 million in conjunction with the transaction.  Our resulting interest is accounted for under the equity method.  For the three and six months ended June 30, 2012, we recorded a loss of $1.3 in other expense on the consolidated statement of income.  Our investment in LCC was valued at $35.1 million as of June 30, 2012.

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

(Back to Index)

(Back to Index)

Financing Receivables

The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans		Bank Loans		Lease Receivables		Loans Receivable-Related Party		Total
June 30, 2012:
Allowance for losses at January 1, 2012		$24,221		$3,297	$	−	$	−		$27,518
Provision for loan loss		3,836		2,595		−		−		6,431
Loans charged-off		(20,895)		(678)		−		−		(21,573)
Recoveries		−		−		−		−		−
Allowance for losses at June 30, 2012		$7,162		$5,214	$	−	$	−		$12,376
Ending balance:
Individually evaluated for impairment		$1,375		$2,130	$	−	$	−		$3,505
Collectively evaluated for impairment		$5,787		$3,084	$	−	$	−		$8,871
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$98,570		$4,965	$	−		$9,438		$112,973
Collectively evaluated for impairment		$566,892		$1,127,142	$	−	$	−		$1,694,034
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

December 31, 2011:
Allowance for losses at January 1, 2011		$31,617		$2,616		$70	$	−		$34,303
Provision for loan loss		6,478		7,418		−		−		13,896
Loans charged-off		(13,874)		(6,737)		(70)		−		(20,681)
Recoveries		−		−		−		−		−
Allowance for losses at December 31, 2011		$24,221		$3,297	$	−	$	−		$27,518
Ending balance:
Individually evaluated for impairment		$17,065		$1,593	$	−	$	−		$18,658
Collectively evaluated for impairment		$7,156		$1,704	$	−	$	−		$8,860
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−
Loans:
Ending balance:
Individually evaluated for impairment		$113,038		$2,693	$	−		$9,497		$125,228
Collectively evaluated for impairment		$515,944		$1,171,060	$	−	$	−		$1,687,004
Loans acquired with deteriorated credit quality	$	−	$	−	$	−	$	−	$	−

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

(Back to Index)

(Back to Index)

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2012:
Bank loans	$1,041,968	$15,236	$44,652	$10,172	$4,965	$15,114	$1,132,107

As of December 31, 2011:
Bank loans	$1,076,298	$19,739	$60,329	$11,540	$2,693	$3,154	$1,173,753

All of our bank loans are performing with the exception of three loans with a total carrying amount of $5.0 million as of June 30, 2012, two of which defaulted as of March 31, 2012 and one of which defaulted on December 30, 2011.

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

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4		Held for Sale		Total
As of June 30, 2012:
Whole loans	$419,506	$28,750	$98,977	$	−		$34,000	$581,233
B notes	16,382	−	−		−		−	16,382
Mezzanine loans	23,338	−	44,509		−		−	67,847
	$459,226	$28,750	$143,486	$	−		$34,000	$665,462
As of December 31, 2011:
Whole loans	$329,085	$87,598	$90,225		$37,765	$	−	$544,673
B notes	16,435	−	−		−		−	16,435
Mezzanine loans	23,347	−	44,527		−		−	67,874
	$368,867	$87,598	$134,752		$37,765	$	−	$628,982

All of our real estate loans were performing as of June 30, 2012 and December 31, 2011.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis

The following table shows the loan portfolio aging analysis for the years indicated at cost basis (in thousands):

					Greater						Total Loans
		30-59		60-89	than 90		Total Past			Total Loans	> 90 Days and
	Days		Days		Days		Due		Current	Receivable	Accruing
June 30, 2012:
Whole loans	$	−	$	−	$	−	$	−	$581,233	$581,233	$	−
B notes		−		−		−		−	16,382	16,382		−
Mezzanine loans		−		−		−		−	67,847	67,847		−
Bank loans		−		2,205		2,760		4,965	1,127,142	1,132,107		−
Loans receivable- related party		−		−		−		−	9,438	9,438		−
Total loans	$	−		$2,205		$2,760		$4,965	$1,802,042	$1,807,007	$	−

December 31, 2011:
Whole loans	$	−	$	−	$	−	$	−	$544,673	$544,673	$	−
B notes		−		−		−		−	16,435	16,435		−
Mezzanine loans		−		−		−		−	67,874	67,874		−
Bank loans		−		−		−		−	1,173,753	1,173,753		−
Loans receivable- related party		−		−		−		−	9,497	9,497		−
Total loans	$	−	$	−	$	−	$	−	$1,812,232	$1,812,232	$	−

Impaired Loans

The following tables show impaired loans indicated (in thousands):

							Average
			Unpaid				Investment		Interest
	Recorded		Principal		Specific		in Impaired		Income
	Balance		Balance		Allowance		Loans		Recognized
June 30, 2012:
Loans without a specific valuation allowance:
Whole loans		$76,195		$76,195	$	−		$75,763		$4,444
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Loans with a specific valuation allowance:
Whole loans		$22,375		$22,375		$(1,375)		$16,990		$1,310
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans		$4,965		$4,965		$(2,130)	$	−	$	−

Total:
Whole loans		$98,570		$98,570		$(1,375)		$92,753		$5,754
B notes		−		−		−		−		−
Mezzanine loans		−		−		−		−		−
Bank loans		4,965		4,965		(2,130)		−		−
		$103,535		$103,535		$(3,505)		$92,753		$5,754

(Back to Index)

(Back to Index)

							Average
			Unpaid				Investment		Interest
	Recorded		Principal		Specific		in Impaired		Income
	Balance		Balance		Allowance		Loans		Recognized
December 31, 2011:
Loans without a specific valuation allowance:
Whole loans		$75,273		$75,273	$	−		$75,263		$2,682
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans	$	−	$	−	$	−	$	−	$	−
Loans with a specific valuation allowance:
Whole loans		$37,765		$37,765		$(17,065)		$36,608		$920
B notes	$	−	$	−	$	−	$	−	$	−
Mezzanine loans	$	−	$	−	$	−	$	−	$	−
Bank loans		$2,693		$2,693		$(1,593)		$2,693	$	−

Total:
Whole loans		$113,038		$113,038		$(17,065)		$111,871		$3,602
B notes		−		−		−		−		−
Mezzanine loans		−		−		−		−		−
Bank loans		2,693		2,693		(1,593)		2,693		−
		$115,731		$115,731		$(18,658)		$114,564		$3,602

Troubled-Debt Restructurings

The following tables show the loan portfolio troubled-debt restructurings (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three and six months ended June 30, 2012:
Whole loans	4	$133,955	$116,669
B notes	−	−	−
Mezzanine loans	−	−	−
Bank loans	−	−	−
Loans receivable - related party	1	7,797	7,797
Total loans	5	$141,752	$124,446

Three and six months ended June 30, 2011:
Whole loans	2	$34,739	$33,073
B notes	−	−	−
Mezzanine loans	−	−	−
Bank loans	−	−	−
Loans receivable - related party	1	7,981	7,981
Total loans	3	$42,720	$41,054

As of June 30, 2012 and December 31, 2011, there were no troubled-debt restructurings that subsequently defaulted.

(Back to Index)

(Back to Index)

Investments in Real Estate

The table below summarizes our investments in real estate (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$38,577	2	$38,577	2
Office property	10,149	1	10,149	1
Subtotal	48,726		48,726
Less: Accumulated depreciation	(1,364)		(699)
Investments in real estate	$47,362		$48,027

Acquisitions.  During the six months ended June 30, 2012, we made no acquisitions.  During the year ended December 31, 2011, we converted two loans we had originated to investments in real estate and acquired one real estate asset, summarized as follows:

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

Restricted cash.  At June 30, 2012, we had restricted cash of $78.3 million, which consisted of $75.3 million of restricted cash on our six CDOs, $1.0 million held in a margin account related to our swap portfolio and $2.0 million held in restricted accounts at our investment properties.  At December 31, 2011, we had restricted cash of $142.8 million, which consisted of $138.1 million of restricted cash on our six CDOs, $1.5 million held in a margin account related to our swap portfolio and $3.2 million held in restricted accounts at our investment properties.  The decrease of $64.5 million is primarily related to new loan settlements in our CDOs, which were a result of the use of restricted cash available for reinvestment prior to the expiration of the reinvestment period for three of our CDOs, Apidos CDO I, Apidos CDO III and RREF CDO 2006-1.  Any subsequent loan paydown proceeds are now used to repay the notes outstanding as stipulated in the indenture.

Interest Receivable.  At June 30, 2012, we had interest receivable of $9.6 million, which consisted of $9.6 million of interest on our securities and loans and $15,000 of interest earned on escrow and sweep accounts.  At December 31, 2011, we had interest receivable of $8.8 million, which consisted of $8.8 million of interest on our securities, loans and lease receivables and $15,000 of interest earned on escrow and sweep accounts.  The increase in interest receivable is primary due to a $754,000 increase in interest receivable on structured notes due to the timing of when payments were due and received.

Prepaid Expenses.  The following table summarizes our other assets as of June 30, 2012 and December 31, 2011(in thousands):

	June 30,	December 31,
	2012	2011
Prepaid taxes	$5,499	$125
Prepaid insurance	752	276
Other prepaid expenses	234	247
Total	$6,485	$648

Prepaid expenses increased $5.8 million to $6.5 million as of June 30, 2012 from $648,000 as of December 31, 2011. The increase resulted primarily from an increase of $5.4 million in prepaid taxes due to the timing of when taxes are paid and higher taxable income from our taxable REIT subsidiaries in 2012.

(Back to Index)

(Back to Index)
Other Assets.  The following table summarizes our other assets as of June 30, 2012 and December 31, 2011(in thousands):

	June 30,	December 31,
	2012	2011
Management fees receivable	$1,258	$1,170
Other receivables	182	1,191
Preferred stock proceeds receivable	88	-
Fixed assets	2,372	979
Principal paydown	1,614	105
Total	$5,514	$3,445

Other assets increased $2.1 million to $5.5 million as of June 30, 2012 from $3.4 million as of December 31, 2011.  This increase resulted primarily from an increase of $1.4 million of fixed assets due to costs incurred for capital expenditures at our properties as well as a $1.5 million increase due to the principal paydown of one of our CRE loans.  The increase in other assets was partially offset by a decrease of $1.0 million in other receivables due to the repayment of reserve fundings on the note cancellation on the RREF 2006 and RREF 2007 CDOs.

Hedging Instruments.  Our hedges at June 30, 2012 and December 31, 2011 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With interest rates at historically low levels and the forward curve projecting steadily increasing rates as well as the scheduled maturity of two hedges during 2012, we expect that the fair value of our hedges will modestly improve in 2012.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at June 30, 2012 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	$12,750	5.27%	07/25/07	08/06/12	$(64)
Interest rate swap	1 month LIBOR	32,355	4.13%	01/08/08	05/25/16	(1,942)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(205)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(427)
Interest rate swap	1 month LIBOR	80,605	5.58%	06/26/07	04/25/17	(9,477)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(220)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(492)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(489)
Total CRE Swaps		138,870				(13,316)

CMBS Swaps
Interest rate swap	1 month LIBOR	86	0.64%	02/23/11	11/01/13	−
Interest rate swap	1 month LIBOR	27	0.51%	03/18/11	11/01/13	−
Interest rate swap	1 month LIBOR	102	0.55%	03/28/11	11/01/13	−
Interest rate swap	1 month LIBOR	151	0.55%	04/15/11	11/18/13	−
Interest rate swap	1 month LIBOR	2,485	1.11%	04/26/11	01/15/14	(26)
Interest rate swap	1 month LIBOR	3,795	0.84%	03/31/11	01/18/14	(10)
Interest rate swap	1 month LIBOR	3,055	1.93%	02/14/11	05/01/15	(104)
Interest rate swap	1 month LIBOR	752	1.30%	07/19/11	03/18/16	(13)
Interest rate swap	1 month LIBOR	3,016	1.95%	04/11/11	03/18/16	(101)
Total CMBS Swaps		13,469				(254)

Total Interest Rate Swaps		$152,339	4.88%			$(13,570)

CMBS – Term Repurchase Facility

In February 2011, our wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of highly-rated CMBS.  We guaranteed RCC Real Estate’s and RCC Commercial’s performance of their obligations under the repurchase agreement.  At June 30, 2012, RCC Real Estate had borrowed $66.9 million (net of $159,000 of deferred debt issuance costs), all of which we had guaranteed.  At June 30, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $80.3 million and a weighted average interest rate of one-month LIBOR plus 1.30%, or 1.55%.  At December 31, 2011, RCC Real Estate had borrowed $55.9 million (net of $494,000 of deferred debt issuance costs), all of which we had guaranteed.  At December 31, 2011, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $64.3 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.54%.

(Back to Index)

(Back to Index)

CRE – Term Repurchase Facilities

On February 27, 2012, we entered into a master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the origination of commercial real estate loans.  The maximum amount of the facility is $150.0 million with an origination fee of 37.5 basis points and an initial 18 month term with two one year options to extend.  We guaranteed RCC Real Estate’s performance of their obligations under the repurchase agreement.  At June 30, 2012, RCC Real Estate had borrowed $5.5 million (net of $611,000 of deferred debt issuance costs), all of which we had guaranteed.  At June 30, 2012, borrowings under the repurchase agreement were secured by a commercial real estate loan with an estimated fair value of $8.2 million and a weighted average interest rate of one-month LIBOR plus 2.50%, or 2.74%.  We had no borrowings under this facility as of December 31, 2011.

On March 8, 2005, we entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  We guaranteed RCC Real Estate’s performance of their obligations under the repurchase agreement.  At June 30, 2012, RCC Real Estate had borrowed $27.0 million, all of which we had guaranteed.  At June 30, 2012, borrowings under the repurchase agreement were secured by two commercial real estate loans with an estimated fair value of $38.6 million and a weighted average interest rate of one-month LIBOR plus 3.25%, or 3.49%.  We had no borrowings under this facility as of December 31, 2011.

Revolving Credit Facility

On July 7, 2011, we and our subsidiary, RCC Real Estate, entered into a $10.0 million revolving credit facility with The Bancorp Bank (“Bancorp”).  The facility will provide bridge financing for up to five business days which will enable us and RCC Real Estate to fund real estate loans to third parties prior to their sale to the Company’s CRE CDOs.  The facility is evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp entered into July 7, 2011.  The facility is secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1, which are owned by RCC Real Estate.  The note becomes due and payable on September 30, 2012.  We had no borrowings under this revolving credit facility as of June 30, 2012 and December 31, 2011.

Collateralized Debt Obligations

As of June 30, 2012, we had executed and retained equity in six CDO transactions as follows:

●
In October 2011, we closed Apidos CLO VIII, a $350.0 million CLO transaction that provided financing for bank loans.  The investments held by Apidos CLO VIII collateralized $317.6 million of senior notes issued by the CDO vehicle.  Resource TRS III originally purchased a $15.0 million equity interest representing approximately 43% of the outstanding preference shares and subsequently sold $3.5 million to our subsidiary RSO Equity Co, LLC in connection with the sale of Apidos Capital Management by the Manager.  At June 30, 2012, the notes issued to outside investors had a weighted average borrowing rate of 2.07%.

●
In September 2007, we closed Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, Inc., or RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008, an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, $250,000 of the Class J senior notes in January 2010, $5.0 million of the Class A-2 senior notes in August 2011, $5.0 million of the Class A-2 senior notes in September 2011 and $50.0 million of the A1-R notes were repurchased in June 2012 by a clearing broker for us and subsequently paid off.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2012, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 0.85%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected.  Through June 30, 2012, $7,000 of the Class A-1 and $50.0 million of the Class A-1R senior notes were paid down.

●
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  RCC Commercial II holds a $28.0 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2012, the notes issued to outside investors had a weighted average borrowing rate of 0.89%.

(Back to Index)

(Back to Index)

●
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in September 2009, $3.5 million of the Class E senior note and $4.0 million of the Class F senior notes in September 2009, $20.0 million of the Class A-1 senior notes in February 2010, $5.25 million of the Class A-1 senior notes in May 2012 and $4.0 million of the Class C senior notes in May 2012.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2012, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 1.43%.  The reinvestment period expired in September 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through June 30, 2012, $23.1 million of the Class A-1 senior notes were paid down.

●
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2012, the notes issued to outside investors had a weighted average borrowing rate of 0.85%.  The reinvestment period for Apidos CDO III ended in June 2012 which will result in the sequential pay down of notes.  As of June 30, 2012, there have been no paydowns.

●
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  RCC Commercial originally purchased a $28.5 million equity interest representing 100% of the outstanding preference shares and during the three months ended June 30, 2012 sold 10% or $2.85 million to our subsidiary RSO Equity Co, LLC in connection with the sale of CVC Credit Partners, formerly Apidos Capital Management, by the Manager.  Our subsidiary, RCC Commercial II, repurchased $2.0 million of the Class B notes in May 2012.  At June 30, 2012, the notes issued to outside investors had a weighted average borrowing rate of 1.01%.  The reinvestment period expired in July 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through June 30, 2012, $64.3 million of the Class A-1 senior notes were paid down.

On June 21, 2011, we surrendered to the respective trustees, for cancellation without consideration, certain notes issued by RREF CDO 2007-1 and RREF CDO 2006-1.  In RREF CDO 2007-1, we surrendered $7.5 million of the Class B notes, $6.5 million of the Class F notes, $6.25 million of the Class G notes and $10.625 million of the Class H notes.  In RREF CDO 2006-1, we surrendered $6.9 million of the Class B notes, $7.7 million of the Class C notes, $5.52 million of the Class D notes, $7.0 million of the Class E notes and $5.25 million of the Class F notes.  The surrendered notes were cancelled by the trustee under the applicable indentures, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations improves each respective CDO’s performance with respect to its over-collateralization and interest coverage tests, which each CDO had complied with before cancellation, and secures our long term interest in these structured vehicles.

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

In October 2009, we amended our unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provided for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under our guarantee.  The interest rate adjustment took effect as of October 1, 2009 and expired on September 30, 2011.  The rates for RCT I and RCT II at June 30, 2012, were 4.42% and 4.42%, respectively and 4.32% and 4.38% at December 31, 2011, respectively.  The covenant waiver expired on January 1, 2012.  The junior subordinated debentures debt issuance costs are included in borrowings in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at June 30, 2012 were $404,000 and $422,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2011 were $450,000 and $467,000, respectively.

(Back to Index)

(Back to Index)

Stockholders’ Equity

Stockholders’ equity at June 30, 2012 was $475.7 million and gave effect to $14.6 million of unrealized losses on our cash flow hedges and $22.7 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2011 was $429.7 million and gave the effect to $14.3 million of unrealized losses on cash flow hedges and $32.0 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive.  The increase in stockholder’s equity during the six months ended June 30, 2012 was principally due to the proceeds from sales of our common stock through our DRIP and the initial issuance of Series A 8.5% Preferred Stock in June 2012.

Funds from Operations

We evaluate our performance based on several performance measures, including funds from operations, or FFO, adjusted funds from operations, or AFFO, in addition to net income.  We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts as net income (computed in accordance with GAAP), excluding gains or losses on the sale of depreciable real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/ uncombined partnerships and joint ventures.

AFFO is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations.  We calculate AFFO by adding or subtracting from FFO: non-cash impairment losses resulting from fair value adjustments on financial instruments, non-cash impacts of the following: provision for loan losses, gains on the extinguishment of debt, equity investment losses, straight-line rental effects, share based compensation, amortization of various deferred items and intangible assets, gains on sales of property through a joint venture and cash impact of capital expenditures that are related to our real estate owned.

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

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income to FFO and AFFO for the periods presented (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Net income allocable to common shares - GAAP	$16,425	$30,906
Adjustments:
Real estate depreciation and amortization	779	1,489
Gains on sales of joint venture real estate interest (1)	−	(1,087)
FFO	17,204	31,308
Adjustments:
Non-cash items:
Provisions for loan losses	2,884	4,468
Amortization of deferred costs (non real estate) and intangible assets	2,336	3,991
Equity investment losses	1,275	1,275
Share-based compensation	1,140	2,008
Impairment losses on real property held for sale	32	171
Straight line rental adjustments	4	12
Gain on the extinguishment of debt	(1,835)	(1,835)
Cash items:
Gains on sales of joint venture real estate interest (1)	-	1,087
Capital expenditures	(861)	(1,664)
AFFO	$22,179	$40,821
Weighted average shares – diluted	84,188	83,041
AFFO per share – diluted	$0.26	$0.49

(1)	Amount represents gains on sales of joint venture real estate interests from a joint venture that was recorded by us.

Liquidity and Capital Resources

As of June 30, 2012, our principal sources of current liquidity are proceeds from the sale of common stock through our DRIP and proceeds from our offering of 8.5% Series A Preferred Stock as well as funds available in exiting CDO financings of $75.3 million and cash flow from operations.  For the three months ended June 30, 2012, we received $8.1 million of DRIP proceeds and $6.1 million of Preferred Stock sales proceeds, both of which are included in our $31.9 million of unrestricted cash at June 30, 2012.  In addition, we have capital available through two CRE term facilities to help finance the purchase of CMBS securities and origination of commercial real estate loans of $29.9 million and $136.4 million, respectively.  As of December 31, 2011, our principal sources of current liquidity were $46.6 million of net proceeds from our May 2011 offering, $83.6 million of proceeds from sales of common stock through our DRIP and funds available in existing CDO financings of $110.9 million and cash flow from operations.

Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through June 30, 2012, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

(Back to Index)

(Back to Index)

The following table sets forth collateralized debt obligations – distributions and coverage test summary for the periods presented (in thousands):

				Annualized
				Interest
				Coverage	Overcollateralization
		Cash Distributions		Cushion	Cushion
			Six Months
		Year Ended	Ended	As of	As of	As of Initial
		December 31,	June 30,	June 30,	June 30,	Measurement
Name	CDO Type	2011 (1)	2012 (1)	2012 (2) (3)	2012 (4)	Date
		(actual)	(actual)
Apidos CDO I (5)	CLO	$9,305	$4,249	$6,772	$12,996	$17,136
Apidos CDO III(6)	CLO	$8,351	$4,284	$4,288	$9,293	$11,269
Apidos Cinco CDO	CLO	$9,941	$5,067	$5,801	$18,496	$17,774
Apidos CLO VIII(7)	CLO	$ −	$1,110	$3,656	$13,974	$13,657
RREF 2006-1(8)	CRE CDO	$11,637	$6,558	$12,204	$44,018	$24,941
RREF 2007-1(9)	CRE CDO	$10,743	$6,887	$11,041	$55,535	$26,032

(1)	Distributions on retained equity interests in CDOs (comprised of note investments and preference share ownership).
(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.
(3)	Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to RSO’s preference shares.
(4)	Overcollateralization cushion represents the amount by which the collateral held by the CDO issuer exceeds the maximum amount required.
(5)	Apidos CDO I reinvestment period expired in July 2011.
(6)	Apidos CDO III reinvestment period expired in June 2012.
(7)	Apidos CLO VIII, which closed in October 2011, had its first distribution in April 2012 which includes $373,000 in subordinated management fees; RSO’s total share was $1.1 million.
(8)	RREF CDO 2006-1 reinvestment period expired in September 2011.
(9)	RREF CDO 2007-1 reinvestment period expired in June 2012.

At July 30, 2012, after paying the second quarter dividend, our liquidity of $95.4 million consists of two primary sources:

●	unrestricted cash and cash equivalents of $24.7 million, restricted cash of $500,000 in margin call accounts and $2.0 million in the form of real estate escrows, reserves and deposits; and

●
capital available for reinvestment in six CDO entities of $16.9 million, of which $775,000 is designated to finance future funding commitments on CRE loans, loan principal repayments that will pay down outstanding CLO notes of $43.0 million and $8.3 million in interest collections.

Our leverage ratio may vary as a result of the various funding strategies we use.  As of June 30, 2012 and December 31, 2011, our leverage ratio was 3.7 times and 4.2 times, respectively.  The decrease in leverage ratio was primarily due to the repayment of our CDO notes and equity offering proceeds received through our DRIP and preferred stock issuances which were partially offset by borrowings under our Wells Fargo CMBS and Deutsche Bank CRE repurchase facilities.

Distributions

In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.  On June 11, 2012, we declared a quarterly distribution of $0.20 per share of common stock, $17.3 million in the aggregate, which was paid on July 26, 2012 to stockholders of record as of June 30, 2012.

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments (dollars in thousands)
	Payments due by period
	Total	Less than 1 year		1 – 3 years		3 – 5 years		More than 5 years
CDOs (1)	$1,551,933	$	−	$	−	$	−	$1,551,933
Repurchase Agreements(2)	99,485		99,485		−		−	−
Unsecured junior subordinated debentures (3)	50,721		−		−		−	50,721
Mortgage payable	13,591							13,591
Base management fees (4)	7,923		7,923		−		−	−
Total	$1,723,653		$107,408	$	−	$	−	$1,616,245

(1)
Contractual commitments do not include $8.1 million, $11.7 million, $9.2 million, $13.1 million, $23.5 million and $54.7 million of interest expense payable through the non-call dates of July 2010, May 2011, June 2011, August 2011 and June 2012, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1, RREF 2007-1 and Apidos CLO VIII.  The non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitments include $109,000 of interest expense payable through the maturity date of April 18, 2012 on our repurchase agreements.
(3)
Contractual commitments do not include $48.7 million and $49.4 million of interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

At June 30, 2012, we had 17 interest rate swap contracts with a notional value of $152.3 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of June 30, 2012, the average fixed pay rate of our interest rate hedges was 4.88% and our receive rate was one-month LIBOR, or 0.24%.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of December 31, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

We have certain unfunded commitments related to our commercial real estate loan portfolio that we may be required to fund in the future.  Our unfunded commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria.  Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.  As of June 30, 2012, we had seven loans with unfunded commitments totaling $6.1 million, of which $775,000 will be funded by restricted cash in RREF CDO 2007-1, with the balance funded by unrestricted cash.

On November 16, 2011, as described in “Financial Condition”, we, together with LEAF Financial and LCC, entered into a stock purchase agreement and related agreements.  Pursuant to the stock purchase agreement, we and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes.  See Note 15“ Related-Party Transactions” in the notes to consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2012 and December 31, 2011, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The following sensitivity analysis tables show, at June 30, 2012 and December 31, 2011, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	June 30, 2012
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$141,314	$139,125	$137,019
Change in fair value	$2,189		$(2,106)
Change as a percent of fair value	1.57%		1.51%

Hedging instruments:
Fair value	$(17,153)	$(13,570)	$(8,239)
Change in fair value	$(3,583)		$5,331
Change as a percent of fair value	26.40%		39.29%

	December 31, 2011
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$121,534	$119,274	$117,101
Change in fair value	$2,260		$(2,173)
Change as a percent of fair value	1.89%		1.82%

Hedging instruments:
Fair value	$(18,851)	$(13,210)	$(6,782)
Change in fair value	$(5,641)		$6,428
Change as a percent of fair value	42.70%		48.66%

(1)	Includes the fair value of available-for-sale investments that are sensitive to interest rate change.

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

Changes in Internal Control of Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.  OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock (16)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock (17)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (1)
4.1	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
10.1(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (4)
10.1(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (5)
10.1(c)	Second Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of August 17, 2010. (8)
10.1(d)	Third Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of February 24, 2011. (11)
10.1(e)	Fourth Amendment to Amended and Restated Management Agreement (12)
10.1(f)	Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 13, 2012. (15)
10.2(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
10.2(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
10.3	2005 Stock Incentive Plan. (1)
10.4	Amended and Restated 2007 Omnibus Equity Compensation Plan.
10.5	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
10.6	Revolving Judgment Note and Security Agreement between Resource Capital Corp and RCC Real Estate and the Bancorp Bank, dated July 7, 2011 (13)

(Back to Index)

(Back to Index)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2010.
(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2011.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 20, 2012.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 7, 2011.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: August 7, 2012	By: /s/ Jonathan Z. Cohen__
Jonathan Z. Cohen
Chief Executive Officer and President

Date: August 7, 2012	By: /s/ David J. Bryant __ _
David J. Bryant
Chief Financial Officer and Chief Accounting Officer