Form 10-Q
period 2012-09-30
Resource Capital Corp.
filed 2012-11-09
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on November 5, 2012 was 100,655,203 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$112,732	$43,116
Restricted cash	56,718	142,806
Investment securities, trading	25,804	38,673
Investment securities available-for-sale, pledged as collateral, at fair value	174,243	153,366
Investment securities available-for-sale, at fair value	30,138	4,678
Loans held for sale	45,187	3,154
Property available-for-sale	—	2,980
Investment in real estate	72,453	48,027
Loans, pledged as collateral and net of allowances of $12.8 million and $27.5 million	1,699,798	1,772,063
Loans receivable–related party	9,116	9,497
Investments in unconsolidated entities	47,020	47,899
Interest receivable	7,239	8,836
Deferred tax asset	666	626
Intangible assets	17,104	19,813
Prepaid expenses	8,507	648
Subscription receivable	24,213	—
Other assets	4,884	3,445
Total assets	$2,335,822	$2,299,627
LIABILITIES
Borrowings	$1,683,396	$1,808,986
Distribution payable	20,136	19,979
Accrued interest expense	3,204	3,260
Derivatives, at fair value	16,195	13,210
Accrued tax liability	7,598	12,567
Deferred tax liability	4,353	5,624
Accounts payable and other liabilities	13,449	6,311
Total liabilities	1,748,331	1,869,937
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized 8.50% Series A per share, 676,373 and 0 shares issued and outstanding	1	—
Common stock, par value $0.001: 500,000,000 shares authorized; 99,482,787 and 79,877,516 shares issued and outstanding (including 1,637,343 and 1,428,931 unvested restricted shares)	100	80
Additional paid-in capital	809,147	659,700
Accumulated other comprehensive loss	(32,903)	(46,327)
Distributions in excess of earnings	(188,854)	(183,763)
Total stockholders’ equity	587,491	429,690
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,335,822	$2,299,627

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES
Interest income:
Loans	$24,130	$18,863	$70,757	$60,704
Securities	3,757	3,383	11,093	9,098
Interest income − other	2,218	3,899	8,204	6,834
Total interest income	30,105	26,145	90,054	76,636
Interest expense	8,268	7,175	25,647	21,170
Net interest income	21,837	18,970	64,407	55,466
Rental income	2,689	1,592	6,642	1,772
Dividend income	—	926	—	2,453
Fee income	1,969	1,960	6,160	5,859
Total revenues	26,495	23,448	77,209	65,550
OPERATING EXPENSES
Management fees − related party	5,521	3,136	13,512	8,622
Equity compensation − related party	1,404	316	3,412	1,399
Professional services	1,038	624	3,196	2,532
Insurance	161	161	478	497
Rental operating expense	1,827	1,065	4,456	1,395
General and administrative	844	1,273	3,377	3,194
Depreciation and amortization	1,249	1,856	3,974	2,865
Income tax expense	3,979	1,289	6,978	4,269
Total operating expenses	16,023	9,720	39,383	24,773
	10,472	13,728	37,826	40,777
OTHER REVENUE (EXPENSE)
Net impairment losses recognized in earnings	(9)	—	(180)	(4,649)
Net realized gain on sales of investment securities available-for-sale and loans	346	591	2,148	4,443
Net realized and unrealized gain on investment securities, trading	9,782	(1,861)	13,350	1,418
Provision for loan losses	(1,370)	(1,198)	(7,801)	(7,917)
Gain on the extinguishment of debt	—	3,875	5,464	3,875
Other expenses	(761)	(191)	(1,416)	(642)
Total other revenue (expense)	7,988	1,216	11,565	(3,472)
NET INCOME	18,460	14,944	49,391	37,305
Net income allocated to preferred shares	(308)	—	(333)	—
NET INCOME ALLOCABLE TO COMMON SHARES	$18,152	$14,944	$49,058	$37,305
NET INCOME PER SHARE – BASIC	$0.20	$0.20	$0.58	$0.55
NET INCOME PER SHARE – DILUTED	$0.20	$0.20	$0.57	$0.54
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − BASIC	89,066,927	73,761,028	84,594,892	68,254,639
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING − DILUTED	89,965,680	74,283,894	85,365,343	68,613,363
DIVIDENDS DECLARED PER SHARE	$0.20	$0.25	$0.60	$0.75

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$18,460	$14,944	$49,391	$37,305
Other comprehensive income:
Reclassification adjustment for gains included in net income	89	—	1,023	3,516
Unrealized (losses) gains on available-for-sale securities, net	6,820	(8,267)	15,216	(11,865)
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	58	40	170	151
Unrealized losses on derivatives, net	(2,625)	317	(2,985)	(2,925)
Total other comprehensive (loss) income	4,342	(7,910)	13,424	(11,123)
Comprehensive income (loss)	$22,802	$7,034	$62,815	$26,182

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands, except share and per share data)
(Unaudited)

	Common Stock		Preferred Stock- Series A	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2012	79,877,516	$80	$—	$659,700	$(46,327)	$—	$(183,763)	$429,690
Proceeds from dividend reinvestment and stock purchase plan	9,237,867	9	—	50,434	—	—	—	50,443
Proceeds from issuance of common stock	9,775,000	10	—	57,663	—	—	—	57,673
Proceeds from issuance of preferred stock	—	—	1	41,205	—	—	—	41,206
Discount from issuance of preferred stock	—	—	—	—	—	—	—	—
Offering costs	—	—	—	(3,874)	—	—	—	(3,874)
Stock based compensation	598,330	1	—	607	—	—	—	608
Amortization of stock based compensation	—	—	—	3,412	—	—	—	3,412
Forfeitures	(5,926)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	49,391	—	49,391
Preferred dividends	—	—	—	—	—	(333)	—	(333)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	16,239	—	—	16,239
Designated derivatives, fair value adjustment	—	—	—	—	(2,815)	—	—	(2,815)
Distributions on common stock	—	—	—	—	—	(49,058)	(5,091)	(54,149)
Balance, September 30, 2012	99,482,787	$100	$1	$809,147	$(32,903)	$—	$(188,854)	$587,491

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,391	$37,305
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,801	7,917
Depreciation of investments in real estate	1,264	394
Amortization of intangible assets	2,709	2,471
Amortization of term facilities	710	430
Accretion of net discounts on loans held for investment	(10,738)	(11,522)
Accretion of net discounts on securities available-for-sale	(2,444)	(2,847)
Amortization of discount on notes of CDOs	1,037	40
Amortization of debt issuance costs on notes of CDOs	3,330	2,329
Amortization of stock-based compensation	3,412	1,399
Amortization of terminated derivative instruments	169	151
Accretion of interest-only available-for-sale securities	(463)	—
Distribution to subordinated debt holder	1,979	—
Non-cash incentive compensation to the Manager	814	430
Deferred income tax benefits	(1,315)	—
Purchase of securities, trading	(8,348)	(33,646)
Principal payments on securities, trading	981	327
Proceeds from sales of securities, trading	33,579	18,131
Net realized and unrealized gain on investment securities, trading	(13,350)	(1,418)
Net realized gains on investments	(2,148)	(4,443)
Gain on early extinguishment of debt	(5,464)	(3,875)
Net impairment losses recognized in earnings	180	4,649
Changes in operating assets and liabilities	(8,035)	2,619
Net cash provided by operating activities	$55,051	$20,841
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	85,413	22,334
Purchase of securities available-for-sale	(70,654)	(91,294)
Principal payments on securities available-for-sale	36,365	9,781
Proceeds from sale of securities available-for-sale	6,719	13,747
Investment in unconsolidated entity	(725)	98
Equity contribution to VIE	(710)	—
Improvement of real estate held-for-sale	(138)	—
Proceeds from sale of real estate held-for-sale	2,886	—
Purchase of loans	(479,172)	(516,153)
Principal payments received on loans	356,866	346,377
Proceeds from sale of loans	139,708	127,810
Purchase of investments in real estate	—	(18,329)
Proceeds from sale of real estate	—	370
Distributions from investments in real estate	1,152	—
Improvements in investments in real estate	(852)	—
Purchase of intangible asset	—	(21,213)
Investment in loans - related parties	—	(6,900)
Principal payments received on loans – related parties	459	333
Net cash provided by (used in) investing activities	$77,317	$(133,039)

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $2,165 and $1,263)	55,502	46,347
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $19 and $11)	50,424	66,102
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $781 and $0)	16,411	—
Proceeds from borrowings:
Repurchase agreements	33,820	37,928
Revolving credit facility	—	6,000
Mortgage payable	—	13,600
Payments on borrowings:
Collateralized debt obligations	(156,989)	(992)
Repurchase of issued bonds	—	(6,125)
Retirement of debt	(4,850)	—
Payment of debt issuance costs	(586)	(541)
Payment of equity to third party sub-note holders	(2,160)	—
Distributions paid on preferred stock	(93)	—
Distributions paid on common stock	(54,231)	(50,712)
Net cash (used in) provided by financing activities	$(62,752)	$111,607
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,616	(591)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,116	29,488
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,732	$28,897
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$24,209	$24,629
Income taxes paid in cash	$19,771	$—

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

◦
Resource Real Estate Funding CDO 2006-1 (“RREF CDO 2006-1”), a Cayman Islands limited liability company and qualified real estate investment trust (“REIT”) subsidiary (“QRS”).  RREF CDO 2006-1 was established to complete a collateralized debt obligation (“CDO”) issuance secured by a portfolio of commercial real estate loans and commercial mortgage-backed securities (“CMBS”).

◦
Resource Real Estate Funding CDO 2007-1 (“RREF CDO 2007-1”), a Cayman Islands limited liability company and QRS.  RREF CDO 2007-1 was established to complete a CDO issuance secured by a portfolio of commercial real estate loans, CMBS and property available-for-sale.

•	RCC Commercial, Inc. (“RCC Commercial”) holds bank loan investments. RCC Commercial owns 90% and 100%, respectively of the equity of the following VIEs:

◦
Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”).  Apidos CDO I was established to complete a CDO issuance secured by a portfolio of bank loans and asset-backed securities (“ABS”).

◦	Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and TRS. Apidos CDO III was established to complete a CDO issuance secured by a portfolio of bank loans and ABS.

•	RCC Commercial II, Inc. (“Commercial II”) holds bank loan investments and commercial real estate-related securities. Commercial II owns 100% of the equity of the following VIE:

◦
Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company and TRS.  Apidos Cinco CDO was established to complete a CDO issuance secured by a portfolio of bank loans and ABS.

•	Resource TRS, Inc. (“Resource TRS”), a TRS directly owned by the Company, holds the Company’s equity investment in a leasing company and holds all of its investment securities, trading.

•
Resource TRS II, Inc. (“Resource TRS II”), a TRS directly owned by the Company, holds the Company’s interests in bank loan CDOs not originated by the Company.  Resource TRS II owns 100% of the equity of the following VIE:

◦
Resource Capital Asset Management (“RCAM”), a domestic limited liability company, is entitled to collect senior, subordinated, and incentive fees related to five CDO issuers to which it provides management services through CVC Credit Partners, LLC, formerly Apidos Capital Management, a subsidiary of CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”).  Resource America, Inc. owns a 33% interest in CVC Credit Partners, LLC.

•
Resource TRS III, Inc. (“Resource TRS III”), a TRS directly owned by the Company, holds the Company’s interests in a bank loan CDO originated by the Company.  Resource TRS III owns 33% of the equity of the following VIE:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

◦	Apidos CLO VIII, Ltd (“Apidos CLO VIII”), a Cayman Islands limited liability company and TRS. Apidos CLO VIII was established to complete a CLO issuance secured by a portfolio of bank loans.

•	Resource TRS IV, Inc. (“Resource TRS IV”), a TRS directly owned by the Company, holds the Company's investment in a hotel.

•	Resource TRS V, Inc. (“Resource TRS V”), a TRS directly owned by the Company, holds the Company's equity investment in condo complexes.

•	RSO EquityCo, LLC owns 10% of the equity of Apidos CDO I and 10% of the equity of Apidos CLO VIII.
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the nine months ended September 30, 2012 may not necessarily be indicative of the results of operations for the full year ending December 31, 2012.
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
SEPTEMBER 30, 2012
(Unaudited)

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
Investment Securities Interest Income Recognition
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
SEPTEMBER 30, 2012
(Unaudited)

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
SEPTEMBER 30, 2012
(Unaudited)

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Non-cash investing activities include the following:
Contribution of lease receivables and other assets	$—	$117,340
Conversion of equity in LEAF Receivables Funding 3 to preferred stock and warrants	$—	$(21,000)
Acquisition of real estate investments	$(21,661)	$(33,073)
Conversion of loans to investment in real estate	$21,661	$34,550
Net purchase of loans on warehouse line	$—	$(52,735)
Conversion of PIK interest on securities available-for-sale	$—	$528

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$19,897	$19,157
Distribution on preferred stock declared but not paid	$308	$—
Issuance of restricted stock	$480	$1,203
Subscription Receivable	$24,213	$—
Contribution of equipment-backed securitized notes and other liability	$—	$(96,840)

NOTE 4 – INVESTMENT SECURITIES, TRADING
The following table summarizes the Company's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012:
Structured notes	$9,413	$11,909	$(1,066)	$20,256
RMBS	6,093	746	(1,291)	5,548
Total	$15,506	$12,655	$(2,357)	$25,804

December 31, 2011:
Structured notes	$27,345	$6,098	$(1,890)	$31,553
RMBS	8,729	100	(1,709)	7,120
Total	$36,074	$6,198	$(3,599)	$38,673
The Company purchased two and sold 15 securities during the nine months ended September 30, 2012, for a net gain of $5.5 million.  The Company also had one position liquidate during the nine months ended September 30, 2012 which resulted in a gain of $224,000.  The Company held 13 and 27 investment securities, trading as of September 30, 2012 and December 31, 2011, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

NOTE 5 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
September 30, 2012:
CMBS	$192,362	$3,384	$(18,823)	$176,923
ABS	27,762	1,351	(1,678)	27,435
Other asset-backed	—	23	—	23
Total	$220,124	$4,758	$(20,501)	$204,381

December 31, 2011:
CMBS	$161,512	$1,192	$(29,884)	$132,820
ABS	28,513	215	(3,527)	25,201
Other asset-backed	—	23	—	23
Total	$190,025	$1,430	$(33,411)	$158,044

(1)	As of September 30, 2012 and December 31, 2011, $174.2 million and $153.4 million, respectively, of securities were pledged as collateral security under related financings.
The following table summarizes the estimated maturities of the Company’s CMBS and ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
September 30, 2012:
Less than one year	$54,068	(1)	$55,460	4.74%
Greater than one year and less than five years	105,467		119,217	4.84%
Greater than five years and less than ten years	44,846		45,447	3.48%
Greater than ten years	—		—	—%
Total	$204,381		$220,124	4.52%

December 31, 2011:
Less than one year	$61,137	(2)	$65,485	2.73%
Greater than one year and less than five years	69,376		91,826	4.75%
Greater than five years and less than ten years	25,596		29,527	3.90%
Greater than ten years	1,935		3,187	3.84%
Total	$158,044		$190,025	3.82%

(1)	The Company expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.

(2)
CMBS of a $6.7 million maturing in this category are collateralized by floating-rate loans and, as permitted under the CMBS terms, are expected to extend their maturities, because, beyond their contractual extensions which expired or will expire this year, the servicer may allow further extensions of the underlying floating rate loans.  The Company expects that the remaining $53.5 million of CMBS will either have their maturity date extended or be paid in full. ABS of $950,000 maturing in this category were subsequently extended until March, 2018.

The contractual maturities of the CMBS investment securities available-for-sale range from November 2012 to April 2027.  The contractual maturities of the ABS investment securities available-for-sale range from February 2013 to September 2022.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2012:
CMBS	$30,069	$(183)	$43,950	$(18,640)	$74,019	$(18,823)
ABS	2,379	(35)	6,943	(1,643)	9,322	(1,678)
Total temporarily impaired securities	$32,448	$(218)	$50,893	$(20,283)	$83,341	$(20,501)

December 31, 2011:
CMBS	$99,974	$(17,096)	$8,281	$(12,788)	$108,255	$(29,884)
ABS	13,583	(935)	4,473	(2,592)	18,056	(3,527)
Total temporarily impaired securities	$113,557	$(18,031)	$12,754	$(15,380)	$126,311	$(33,411)
The Company held 27 and eight CMBS investment securities available-for-sale that have been in a loss position for more than 12 months as of September 30, 2012 and December 31, 2011, respectively.  The Company held 11 and seven ABS investment securities available-for-sale that have been in a loss position for more than 12 months as of September 30, 2012 and December 31, 2011, respectively.  The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company reviews its portfolios and makes other-than-temporary impairment determinations at least quarterly.  The Company considers the following factors when determining if there is an other-than-temporary impairment on a security:

•	the length of time the market value has been less than amortized cost;

•	the severity of the impairment;

•	the expected loss of the security as generated by a third-party valuation model;

•	original and current credit ratings from the rating agencies;

•	underlying credit fundamentals of the collateral backing the securities;

•	whether, based upon the Company’s intent, it is more likely than not that the Company will sell the security before the recovery of the amortized cost basis; and

•	third-party support for default, for recovery, prepayment speed and reinvestment price assumptions.
At September 30, 2012 and December 31, 2011, the Company held $176.9 million and $132.8 million, respectively, (net of net unrealized losses of $15.4 million and $28.7 million, respectively), of CMBS recorded at fair value.  To determine fair value, the Company uses dealer quotes which are either provided by our trade or financing counterparties (see Note 2).  As of September 30, 2012 and December 31, 2011, $176.9 million and $123.9 million, respectively, of investment securities available-for-sale were valued using dealer quotes and $0 and $8.9 million, respectively, were valued using an internal valuation model.
At September 30, 2012 and December 31, 2011, the Company held $27.4 million and $25.2 million, respectively, (net of net unrealized losses of $327,000 and $3.3 million), of ABS recorded at fair value (see Note 2).  To determine their fair value, the Company uses dealer quotes.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

The Company’s securities classified as available-for-sale have increased in fair value on a net basis as of September 30, 2012 as compared to December 31, 2011 primarily due to improving dealer marks and new purchases in 2012.  The Company performs an on-going review of third-party reports and updated financial data on the underlying properties in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-than temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment. During the nine months ended September 30, 2011, the Company recognized a $4.6 million other-than-temporary impairment on one fixed rate position that supported the Company’s CMBS investments bringing the fair value to $48,000. The Company did not recognize any other-than-temporary impairment during the three months ended September 30, 2011.
During the nine months ended September 30, 2012, the Company sold two CMBS positions with a total par of  $7.0 million and  recognized a gain of $912,000.  During the nine months ended September 30, 2011, the Company sold three CMBS positions with a total par of $15.0 million and recognized a gain of $3.5 million. During the three months ended September 30, 2012 and 2011, no CMBS sales occurred.
During the three and nine months ended September 30, 2012, the Company sold two and five ABS positions with a total par of $1.4 million and $4.3 million, respectively, and recognized gains of $89,000 and $111,000, respectively.  During the three and nine months ended September 30, 2011, no ABS sales occurred.
Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on CMBS in the Company’s investment portfolio.  At September 30, 2012 and December 31, 2011, the aggregate discount due to interest rate changes exceeded the aggregate premium due to interest rate changes on the Company’s CMBS by approximately $12.2 million and $13.2 million, respectively.  At September 30, 2012 and December 31, 2011, the aggregate discount on the Company’s ABS portfolio was $3.3 million and $3.8 million, respectively.

NOTE 6 – INVESTMENTS IN REAL ESTATE
The table below summarizes the Company’s investments in real estate (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$38,534	2	$38,577	2
Office property	10,149	1	10,149	1
Hotel property	25,500	1	—	—
Subtotal	74,183		48,726
Less: Accumulated depreciation	(1,730)		(699)
Investments in real estate	$72,453		$48,027
No impairment charges were recorded on the Company’s investment in real estate during the three and nine months ended September 30, 2012 and 2011.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

Acquisitions
During the nine months ended September 30, 2012, the Company foreclosed on one self-originated loan and converted it to an investment in real estate.  During the year ended December 31, 2011, the Company converted two self-originated loans to investments in real estate and acquired one real estate asset, summarized as follows:

•
On September 6, 2012, the Company foreclosed on a self-originated loan and converted the loan to equity with a fair value of $25.5 million at acquisition. The loan was collateralized by a 179 unit hotel property in Coconut Grove, Florida. The property was 75% occupied at acquisition.

•
On June 14, 2011, the Company converted a self-originated loan to equity with a fair value of $22.4 million at acquisition.  The loan was collateralized by a 400 unit multi-family property in Memphis, Tennessee.  The property was 93.8% occupied at acquisition.

•
On June 24, 2011, the Company converted a self-originated loan to equity with a fair value of $10.7 million at acquisition.  The loan was collateralized by an office building in Pacific Palisades, California.  The property was 60% occupied at acquisition.

•
On August 1, 2011, the Company, through its subsidiary RCC Real Estate, purchased Whispertree Apartments, a 504 multi-family property located in Houston, Texas, for $18.1 million, the fair value.  The property was 95% occupied at acquisition.  In conjunction with the purchase of this property, the Company entered into a mortgage in the amount of $13.6 million.

A summary of the aggregate estimated fair value of the assets and liabilities acquired on the respective date of acquisition during the nine months ended September 30, 2012 is presented below (in thousands):

Estimated
Description	Fair Value
Assets acquired:
Investments in real estate	$25,500
Cash and cash equivalents	—
Restricted cash	—
Intangible assets	—
Other assets	(89)
Total assets acquired	25,411
Liabilities assumed:
Accounts payable and other liabilities	3,750
Total liabilities assumed	3,750
Estimated fair value of net assets acquired	$21,661

The Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on the new investment in real estate acquired during the nine months ended September 30, 2012. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in the Company's financial statements retrospectively.
During the third quarter of 2011, the Company accounted for the acquisition of Whispertree Apartments as a business combination in accordance with FASB ASC Topic 805.  In the fourth quarter of 2011, the Company obtained the final appraisal of the property.  Based on the final appraisal, the Company adjusted the value of the land and the value of the building by $3.9 million, respectively, as of the acquisition date.  Accordingly, these adjustments were recognized and are reflected in the consolidated financial statements as of September 30, 2012 and December 31, 2011.

The following unaudited pro forma information, after including the acquisition of real properties, is presented below as if the acquisitions occurred on January 1, 2011. The pro forma results are not necessarily indicative of the results which actually

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

would have occurred if the acquisition had occurred on the first day of the periods presented, nor is it indicative of the Company's future results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2012	2011	2012	2011
Total revenue, as reported	$26,495	$23,448	$77,209	$65,550
Pro forma revenue	$27,927	$26,720	$84,539	$76,882
Net income, reported	$18,152	$14,944	$49,058	$37,305
Pro forma net income	$17,942	$14,416	$49,361	$37,093
Earnings per share - basic, reported	$0.20	$0.20	$0.58	$0.55
Earnings per share per - diluted, reported	$0.20	$0.20	$0.57	$0.54
Pro forma earnings per share - basic	$0.20	$0.20	$0.58	$0.54
Pro forma earnings per share - diluted	$0.20	$0.19	$0.58	$0.54

These amounts have been calculated after adjusting the results of the acquired properties to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to the Company's investments in real estate had been applied from January 1, 2011.

NOTE 7 – LOANS HELD FOR INVESTMENT
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
September 30, 2012:
Bank loans (3)	$1,138,867	$(20,870)	$1,117,997
Commercial real estate loans:
Whole loans(4)	557,416	(1,760)	555,656
B notes	16,479	(122)	16,357
Mezzanine loans	67,792	30	67,822
Total commercial real estate loans	641,687	(1,852)	639,835
Subtotal loans before allowances	1,780,554	(22,722)	1,757,832
Allowance for loan loss	(12,847)	—	(12,847)
Total	$1,767,707	$(22,722)	$1,744,985

December 31, 2011:
Bank loans (3)	$1,205,826	$(32,073)	$1,173,753
Commercial real estate loans:
Whole loans	545,828	(1,155)	544,673
B notes	16,579	(144)	16,435
Mezzanine loans	67,842	32	67,874
Total commercial real estate loans	630,249	(1,267)	628,982
Subtotal loans before allowances	1,836,075	(33,340)	1,802,735
Allowance for loan loss	(27,518)	—	(27,518)
Total	$1,808,557	$(33,340)	$1,775,217

(1)
Amounts include deferred amendment fees of $400,000 and $286,000 and deferred upfront fees of $360,000 and $0 being amortized over the life of the bank loans as of September 30, 2012 and December 31, 2011, respectively.  Amounts include loan origination fees of $1.6 million and $984,000 and loan extension & exit fees of $98,000 and $123,000 being amortized over the life of the commercial real estate loans as of September 30, 2012 and December 31, 2011, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2012 and December 31, 2011, respectively.

(3)	Amounts include $11.2 million and $3.2 million of bank loans held for sale at September 30, 2012 and December 31, 2011, respectively.

(4)	Amount includes $34.0 million of two whole loans that are classified as a loan held for sale at September 30, 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

At September 30, 2012 and December 31, 2011, approximately 45.6% and 41.9%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 8.9% and 9.1%, respectively, in Arizona; and approximately 4.6% and 8.0%, respectively, in Florida.  At each of September 30, 2012 and December 31, 2011, approximately 13.9%, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.
At September 30, 2012, the Company’s bank loan portfolio consisted of $1.1 billion (net of allowance of $5.1 million) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.4% and three month LIBOR plus 9.0% with maturity dates ranging from December 2012 to March 2020.  At December 31, 2011, the Company’s bank loan portfolio consisted of $1.2 billion (net of allowance of $3.3 million) of floating rate loans, which bear interest ranging between three month LIBOR plus 1.1%, and three month LIBOR plus 10.6% with maturity dates ranging from March 2012 to September 2019.
The following is a summary of the weighted average life of the Company’s bank loans, at amortized cost (in thousands):

	September 30, 2012	December 31, 2011
Less than one year	$15,887	$1,968
Greater than one year and less than five years	728,928	684,376
Five years or greater	373,182	487,409
	$1,117,997	$1,173,753
The following is a summary of the Company’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
September 30, 2012:
Whole loans, floating rate (1) (4) (5) (6)	36	$555,656	LIBOR plus 2.00% to LIBOR plus 5.75%	November 2012 to February 2019
B notes, fixed rate	1	16,357	8.68%	April 2016
Mezzanine loans, floating rate	2	15,842	LIBOR plus 2.50% to LIBOR plus 7.45%	December 2012 to August 2013
Mezzanine loans, fixed rate (7)	3	51,980	0.50% to 18.72%	September 2014 to September 2019
Total (2)	42	$639,835

December 31, 2011:
Whole loans, floating rate (1) (4) (5)	32	$537,708	LIBOR plus 2.50% to LIBOR plus 5.75%	April 2012 to February 2019
Whole loans, fixed rate	1	6,965	10.00%	June 2012
B notes, fixed rate	1	16,435	8.68%	April 2016
Mezzanine loans, floating rate	3	53,908	LIBOR plus 2.50% to LIBOR plus 7.45%	May 2012 to December 2012
Mezzanine loans, fixed rate	2	13,966	8.99% to 11.00%	January 2016 to September 2016
Total (2)	39	$628,982

(1)
Whole loans had $10.1 million and $5.2 million in unfunded loan commitments as of September 30, 2012 and December 31, 2011, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan loss of $7.7 million and $24.2 million as of September 30, 2012 and December 31, 2011, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

(4)	Floating rate whole loans include a $2.0 million portion of a whole loan that has a fixed rate of 15.0% as of September 30, 2012 and December 31, 2011, respectively.

(5)	Floating rate whole loans include a $800,000 and $302,000 preferred equity tranche of a whole loan that has a fixed rate of 10.0% as of September 30, 2012 and December 31, 2011, respectively.

(6)	Amount includes $34.0 million for two whole loans that are classified as loans held for sale at September 30, 2012.

(7)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

The following is a summary of the weighted average life of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2012	2013	2014 and Thereafter	Total
September 30, 2012:
B notes	$—	$—	$16,357	$16,357
Mezzanine loans	—	5,325	62,497	67,822
Whole loans	1,869	24,050	529,737	555,656
Total (1)	$1,869	$29,375	$608,591	$639,835

December 31, 2011:
B notes	$—	$—	$16,435	$16,435
Mezzanine loans	38,072	5,319	24,483	67,874
Whole loans	97,327	3,250	444,096	544,673
Total (1)	$135,399	$8,569	$485,014	$628,982

(1)Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
September 30, 2012:
B notes	$207	1.61%
Mezzanine loans	858	6.67%
Whole loans	6,648	51.76%
Bank loans	5,134	39.96%
Total	$12,847

December 31, 2011:
B notes	$253	0.92%
Mezzanine loans	1,437	5.23%
Whole loans	22,531	81.87%
Bank loans	3,297	11.98%
Total	$27,518
As of September 30, 2012, the Company had recorded an allowance for loan losses of $12.8 million consisting of a $5.1 million allowance on the Company’s bank loan portfolio and a $7.7 million allowance on the Company’s commercial real estate portfolio as a result of the provisions taken on three bank loans and two commercial real estate loans as well as the maintenance of a general reserve with respect to the bank loan portfolio.  The whole loan allowance decreased $15.9 million from $22.5 million as of December 31, 2011 to $6.6 million as of September 30, 2012.  This decrease is primarily the result of a charge to the allowance resulting from a CRE loan that restructured with a new borrower and new use for the underlying property.
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

NOTE 8 – INVESTMENTS IN UNCONSOLIDATED ENTITIES
On November 16, 2011, the Company, together with LEAF Financial and LEAF Commercial Capital, Inc. (“LCC”), a commercial finance company specializing in equipment leasing formed in January 2011, each of which is a subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”).  In exchange for its prior interest in LCC, the Company received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the “Series D Preferred Stock”), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC.  The Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LCC as a result of the transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. The Company recorded a loss of $2.2 million in conjunction with the transaction.  The Company’s resulting interest is accounted for under the equity method.  For the three and nine months ended September 30, 2012, the Company recorded losses of $1.0 million and $2.3 million , respectively, which were recorded in other expense on the consolidated statement of income.  The Company’s investment in LCC was valued at $34.0 million as of September 30, 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

The Company has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  The Company does not have the power to direct the activities of either trust, nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these trusts.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated into the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three and nine months ended September 30, 2012, the Company recognized $626,000 and $1.9 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $46,000 and $136,000, respectively, of amortization of deferred debt issuance costs.  For the three and nine months ended September 30, 2011, the Company recognized $896,000 and $2.7 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $79,000 and $233,000, respectively, of amortization of deferred debt issuance costs.  The Company will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.

On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company's interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  The Company acquired the membership interests for $2.1 million. The agreement requires the Company to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  Resource Real Estate Management, LLC (“RREM”), an affiliate of Resource America, acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the three and nine months ended September 30, 2012, the Company paid RREM management fees of $11,000 and $35,000, respectively. For the three and nine months ended September 30, 2012, the Company recorded income of $346,000 and $931,000 , respectively, which was recorded in other expense on the consolidated statement of income. The investment balance of $3.0 million at September 30, 2012 is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet using the equity method.

On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  The Company purchased a 7.5% equity interest in the venture. RREM, was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1.0% of outstanding contributions. The Company incurred fees payable to RREM of $22,000 during both the three and nine months ended September 30, 2012. For both the three and nine months ended September 30, 2012, the Company recorded losses of $96,000, which were recorded in other expense on the consolidated statement of income. The investment balance of $562,000 at September 30, 2012 is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet using the equity method.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

NOTE 9 –FINANCING RECEIVABLES
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Lease Receivables	Loans Receivable- Related Party	Total
September 30, 2012:
Allowance for losses at January 1, 2012	$24,221	$3,297	$—	$—	$27,518
Provision for loan loss	4,841	2,960	—	—	7,801
Loans charged-off	(21,349)	(1,293)	—	—	(22,642)
Recoveries	—	—	—	—	—
Noncontrolling interest eliminated in consolidation	—	170	—	—	170
Allowance for losses at September 30, 2012	$7,713	$5,134	$—	$—	$12,847
Ending balance:
Individually evaluated for impairment	$1,869	$2,131	$—	$—	$4,000
Collectively evaluated for impairment	$5,844	$3,003	$—	$—	$8,847
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$168,796	$3,655	$—	$9,116	$181,567
Collectively evaluated for impairment	$471,039	$1,114,342	$—	$—	$1,585,381
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

December 31, 2011:
Allowance for losses at January 1, 2011	$31,617	$2,616	$70	$—	$34,303
Provision for loan loss	6,478	7,418	—	—	13,896
Loans charged-off	(13,874)	(6,737)	(70)	—	(20,681)
Recoveries	—	—	—	—	—
Allowance for losses at December 31, 2011	$24,221	$3,297	$—	$—	$27,518
Ending balance:
Individually evaluated for impairment	$17,065	$1,593	$—	$—	$18,658
Collectively evaluated for impairment	$7,156	$1,704	$—	$—	$8,860
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$113,038	$2,693	$—	$9,497	$125,228
Collectively evaluated for impairment	$515,944	$1,171,060	$—	$—	$1,687,004
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2012:
Bank loans	$1,035,703	$12,572	$45,003	$9,877	$3,655	$11,187	$1,117,997

As of December 31, 2011:
Bank loans	$1,076,298	$19,739	$60,329	$11,540	$2,693	$3,154	$1,173,753

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

All of the Company’s bank loans are performing with the exception of three loans with a total carrying amount of $1.5 million as of September 30, 2012, two of which defaulted as of March 31, 2012 and one of which defaulted on December 30, 2011.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of September 30, 2012:
Whole loans	$415,782	$7,000	$98,874	$—	$34,000	$555,656
B notes	16,357	—	—	—	—	16,357
Mezzanine loans	23,322	—	44,500	—	—	67,822
	$455,461	$7,000	$143,374	$—	$34,000	$639,835

As of December 31, 2011:
Whole loans	$329,085	$87,598	$90,225	$37,765	$—	$544,673
B notes	16,435	—	—	—	—	16,435
Mezzanine loans	23,347	—	44,527	—	—	67,874
	$368,867	$87,598	$134,752	$37,765	$—	$628,982
All of the Company’s commercial real estate loans were performing as of September 30, 2012 and December 31, 2011.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
September 30, 2012:
Whole loans	$—	$—	$—	$—	$555,656	$555,656	$—
B notes	—	—	—	—	16,357	16,357	—
Mezzanine loans	—	—	—	—	67,822	67,822	—
Bank loans	—	—	3,655	3,655	1,114,342	1,117,997	—
Loans receivable- related party	—	—	—	—	9,116	9,116	—
Total loans	$—	$—	$3,655	$3,655	$1,763,293	$1,766,948	$—

December 31, 2011:
Whole loans	$—	$—	$—	$—	$544,673	$544,673	$—
B notes	—	—	—	—	16,435	16,435	—
Mezzanine loans	—	—	—	—	67,874	67,874	—
Bank loans	—	—	—	—	1,173,753	1,173,753	—
Loans receivable- related party	—	—	—	—	9,497	9,497	—
Total loans	$—	$—	$—	$—	$1,812,232	$1,812,232	$—
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

Impaired Loans

The following tables show impaired loans (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2012:
Loans without a specific valuation allowance:
Whole loans	$145,927	$145,927	$—	$145,540	$2,530
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$7,439	$7,439	$—	$—	$648
Loans with a specific valuation allowance:
Whole loans	$22,869	$22,869	$(1,869)	$22,394	$610
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,655	$3,655	$(2,131)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$168,796	$168,796	$(1,869)	$167,934	$3,140
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	3,655	3,655	(2,131)	—	—
Loans receivable - related party	$7,439	$7,439	$—	$—	$648
	$179,890	$179,890	$(4,000)	$167,934	$3,788

December 31, 2011:
Loans without a specific valuation allowance:
Whole loans	$75,273	$75,273	$—	$75,263	$2,682
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$7,820	$7,820	$—	$—	$1,112
Loans with a specific valuation allowance:
Whole loans	$37,765	$37,765	$(17,065)	$36,608	$920
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$2,693	$2,693	$(1,593)	$2,693	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$113,038	$113,038	$(17,065)	$111,871	$3,602
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	2,693	2,693	(1,593)	2,693	—
Loans receivable - related party	7,820	7,820	—	—	1,112
	$123,551	$123,551	$(18,658)	$114,564	$4,714

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended September 30, 2012:
Whole loans (1)	2	$42,550	$42,550
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$80,622	$80,622

Three Months Ended September 30, 2011:
Whole loans	—	$—	$—
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	—	$—	$—

(1)
Whole loans include a whole loan with a pre-modification and post-modification outstanding recorded balance of $21.8 million that has been converted to real-estate owned and will no longer be a TDR after December 31, 2012.

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Nine Months Ended September 30, 2012:
Whole loans (1)	6	$168,708	$151,422
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party (2)	1	7,797	7,797
Total loans	8	$214,577	$197,291

Nine Months Ended September 30, 2011:
Whole loans	2	$34,739	$33,073
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable - related party	1	7,981	7,981
Total loans	3	$42,720	$41,054

(1)
Whole loans include a whole loan with a pre-modification and post-modification outstanding recorded balance of $21.8 million that has been converted to real-estate owned and will no longer be a TDR after December 31, 2012.

(2)	Loans receivable - related party has received paydowns in the nine months ended September 30, 2012 and currently has an outstanding balance of $7.4 million as of September 30, 2012.
As of September 30, 2012 and December 31, 2011, there were no troubled-debt restructurings that subsequently defaulted.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

NOTE 10 – INTANGIBLE ASSETS
Intangible assets represent identifiable intangible assets acquired as a result of the Company’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  The Company amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  The Company evaluates intangible assets for impairment as events and circumstances change.  The Company expects to record amortization expense on intangible assets of approximately $3.4 million for the year ended December 31, 2012, $2.7 million for the years ended December 31, 2013 and 2014, $2.6 million for the year ended December 31, 2015, and $2.5 million for the year ended December 31, 2016.  The weighted average amortization period is nine years at September 30, 2012 and the accumulated amortization at September 30, 2012 was $6.6 million.
The following table summarizes intangible assets at September 30, 2012 and December 31, 2011 (in thousands):

	Beginning Balance	Accumulated Amortization	Net Asset
September 30, 2012:
Investment in RCAM	$21,213	$(4,213)	$17,000
Investments in real estate:
In-place leases	2,461	(2,363)	98
Above (below) market leases	29	(23)	6
	2,490	(2,386)	104
Total intangible assets	$23,703	$(6,599)	$17,104

December 31, 2011:
Investment in RCAM	$21,213	$(2,237)	$18,976
Investments in real estate:
In-place leases	2,461	(1,634)	827
Above (below) market leases	29	(19)	10
	2,490	(1,653)	837
Total intangible assets	$23,703	$(3,890)	$19,813

For the three and nine months ended September 30, 2012, the Company recognized $1.8 million and $5.4 million, respectively of fee income related to the investment in RCAM. For the three and nine months ended September 30, 2011, the Company recognized $2.0 million and $5.9 million, respectively of fee income related to the investment in RCAM. No impairment charges were recorded on the Company’s intangible assets during the three and nine months ended September 30, 2012 and 2011.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

NOTE 11 – BORROWINGS
The Company historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to the Company’s borrowings at September 30, 2012 and December 31, 2011 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
September 30, 2012:
RREF CDO 2006-1 Senior Notes (1)	$145,594	1.42%	33.9 years	$244,185
RREF CDO 2007-1 Senior Notes (2)	263,977	0.83%	34.0 years	377,736
Apidos CDO I Senior Notes (3)	231,313	1.14%	4.8 years	245,835
Apidos CDO III Senior Notes (4)	244,082	0.87%	7.7 years	254,537
Apidos Cinco CDO Senior Notes (5)	320,402	0.94%	7.6 years	342,406
Apidos CLO VIII Senior Notes (6)	299,746	2.28%	9.1 years	349,857
Apidos CLO VIII Securitized Borrowings (10)	24,725	—%	9.1 years	—
Unsecured Junior Subordinated Debentures (7)	50,767	4.40%	23.9 years	—
Repurchase Agreements (8)	89,190	1.94%	18 days	113,252
Mortgage Payable (9)	13,600	4.17%	5.8 years	18,100
Total	$1,683,396	1.43%	14.0 years	$1,945,908

December 31, 2011:
RREF CDO 2006-1 Senior Notes (1)	$157,803	1.44%	34.6 years	$264,796
RREF CDO 2007-1 Senior Notes (2)	315,882	0.85%	34.8 years	422,641
Apidos CDO I Senior Notes (3)	314,884	1.04%	5.6 years	315,088
Apidos CDO III Senior Notes (4)	261,209	0.99%	8.5 years	260,167
Apidos Cinco CDO Senior Notes (5)	319,959	0.95%	8.4 years	326,164
Apidos CLO VIII Senior Notes (6)	298,312	2.42%	9.8 years	334,122
Apidos CLO VIII Securitized Borrowings (10)	21,364	—%	9.8 years	—
Unsecured Junior Subordinated Debentures (7)	50,631	4.35%	24.7 years	—
Repurchase Agreements (8)	55,406	1.54%	18 days	64,321
Mortgage Payable (9)	13,536	4.23%	6.6 years	18,100
Total	$1,808,986	1.38%	15.3 years	$2,005,399

(1)
Amount represents principal outstanding of $146.4 million and $159.1 million less unamortized issuance costs of $835,000 and $1.2 million as of September 30, 2012 and December 31, 2011, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $265.8 million and $318.6 million less unamortized issuance costs of $1.8 million and $2.7 million as of September 30, 2012 and December 31, 2011, respectively.  This CDO transaction closed in September 2007.

(3)
Amount represents principal outstanding of $231.8 million and $315.9 million less unamortized issuance costs of $439,000 and $1.1 million as of September 30, 2012 and December 31, 2011, respectively.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $244.9 million and $262.5 million less unamortized issuance costs of $834,000 and $1.3 million as of September 30, 2012 and December 31, 2011, respectively.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million and $322.0 million less unamortized issuance costs of $1.6 million and $2.0 million as of September 30, 2012 and December 31, 2011, respectively.  This CDO transaction closed in May 2007.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

(6)
Amount represents principal outstanding of $317.6 million and $303.9 million, less unamortized issuance costs of $5.1 million and $5.5 million, and less unamortized discounts of $12.8 million and $13.8 million as of September 30, 2012 and December 31, 2011, respectively.  This CDO transaction closed in October 2011.

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(8)
Amount represents principal outstanding of $60.8 million and $55.9 million less unamortized deferred debt costs of $91,000 and $494,000 and accrued interest costs of $31,000 and $33,000 related to CMBS repurchase facilities as of September 30, 2012 and December 31, 2011, respectively, and principal outstanding of $28.9 million less unamortized deferred debt costs of $479,000 and accrued interest costs of $57,000 related to CRE repurchase facilities as of September 30, 2012.

(9)
Amount represents principal outstanding of and $13.6 million less unamortized real estate financing costs of $0 and $65,000 as of September 30, 2012 and December 31, 2011. This real estate transaction closed in August 2011.

(10)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes.
Collateralized Debt Obligations
Resource Real Estate Funding CDO 2007-1
In June 2007, the Company closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012 which will result in the sequential pay down of notes as underlying collateral matures and pays down.  As of September 30, 2012, $2.9 million of Class A-1 notes have been paid down.
The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes will accrue a commitment fee at a rate per annum equal to 0.18%, the drawn balance will bear interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.83% and 0.85% at September 30, 2012 and December 31, 2011, respectively.
During the nine months ended September 30, 2012 the Company repurchased and redeemed $50.0 million of the Class A-1R notes in RREF CDO 2007-1 at a weighted average price of 90.00% to par which, after fees paid to an investment bank to finance the transaction and related expenses, resulting in a $3.6 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income.  During the three and nine months ended September 30, 2011, the Company repurchased $10.0 million of the Class A-2 notes at a weighted average price of 61.25% to par which resulted in a $3.9 million gain.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

In connection with the Company’s ownership of certain notes held by RREF CDO 2007-1, on June 21, 2011 the Company surrendered for cancellation, without consideration, to the trustee of RREF CDO 2007-1the following outstanding notes, which previously eliminated in consolidation:  $7.5 million of the Class B notes, $6.5 million of the Class F notes, $6.3 million of the Class G notes and $10.6 million of the Class H notes.  The surrendered notes were canceled by the trustee pursuant to the applicable indenture, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations was to improve the CDO’s performance with respect to its over-collateralization and interest coverage tests, with which it was already in compliance before the cancellation, and to secure the Company’s long-term interest in this structured vehicle.
As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Resource Real Estate Funding CDO 2006-1
In August 2006, the Company closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class J senior notes (rated BB: Fitch) and class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which will result in the sequential pay down of notes as underlying collateral matures and pays down.  As of September 30, 2012, $29.7 million of Class A-1 notes have been paid down.
The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.35%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.42% and 1.44% at September 30, 2012 and December 31, 2011, respectively.
During the nine months ended September 30, 2012 the Company repurchased $4.3 million of the Class A-1 notes and $4.0 million of the Class C notes in RREF CDO 2006-1 at a weighted average price of 81.63% to par which resulted in a $1.5 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income.  During the three and nine months ended September 30, 2011, the Company did not repurchase any notes.
In connection with the Company’s ownership of certain notes held by RREF CDO 2006-1, on June 21, 2011 the Company surrendered for cancellation, without consideration, to the trustee of RREF CDO 2006-1 the following outstanding notes, which previously eliminated in consolidation:  $6.9 million of the Class B notes, $7.7 million of the Class C notes, $5.52 million of the Class D notes, $7.0 million of the Class E notes and $5.25 million of the Class F notes.  The surrendered notes were canceled by the trustee pursuant to the applicable indenture, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations was to improve the CDO’s performance with respect to its over-collateralization and interest coverage tests, with which it was already in compliance before the cancellation, and to secure the Company’s long-term interest in this structured vehicle.
As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

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
The senior notes issued to investors by Apidos CLO VIII consist of the following classes: (i) $231.2 million of class A-1 notes bearing interest at LIBOR plus 1.50%; (ii) $35.0 million of class A-2 notes bearing interest at LIBOR plus 2.00%; (iii) $17.3 million of class B-1 notes bearing interest at LIBOR plus 2.50%; (iv) $6.8 million of class B-2 notes bearing interest at LIBOR plus 2.50%; (v) $14.1 million of class C notes bearing interest at LIBOR plus 3.10% and (vi) $13.2 million of class D notes bearing interest at LIBOR plus 4.50%. All of the notes issued mature on October 17, 2021, although the Company has the right to call the notes anytime from October 17, 2013 until maturity.  The weighted average interest rate on all notes was 2.28% and 2.42% at September 30, 2012 and December 31, 2011, respectively.
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
The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.94% and 0.95% at September 30, 2012 and December 31, 2011, respectively.
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
The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although the Company has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.87% and 0.99% at September 30, 2012 and December 31, 2011, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of September 30, 2012, $17.6 million of Class A-1 notes have been paid down.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

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
The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $259.5 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.14% and 1.04% and at September 30, 2012 and December 31, 2011, respectively. The reinvestment period for Apidos CDO I ended in July 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of September 30, 2012, $87.8 million of Class A-1 Notes have been paid down.
During the nine months ended September 30, 2012 the Company repurchased $2.0 million of the Class B notes in Apidos CDO I at a weighted average price of 85.11% to par which resulted in a $298,000  gain reported as a gain on the extinguishment of debt in the consolidated statements of income.  During the three and nine months ended September 30, 2011, the Company did not repurchase any notes.
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
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at September 30, 2012 were $381,000 and $400,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2011, were $450,000 and $467,000, respectively.  The rates for RCT I and RCT II, at September 30, 2012, were 4.41% and 4.40%, respectively.  The rates for RCT I and RCT II, at December 31, 2011, were 4.32% and 4.38%, respectively.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

Repurchase and Credit Facilities

CMBS – Term Repurchase Facility

On February 1, 2011, the registrant's wholly-owned subsidiaries, RCC Commercial, Inc. and RCC Real Estate, Inc. (collectively, the “Companies”), entered into a master repurchase and securities contract (the “Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the Facility, from time to time, the parties may enter into transactions in which the Companies and Wells Fargo agree to transfer from the Companies to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the “Assets”) against the transfer of funds by Wells Fargo to the Companies, with a simultaneous agreement by Wells Fargo to transfer back to the Companies such Assets at a date certain or on demand, against the transfer of funds from the Companies to Wells Fargo.  The maximum amount of the Facility is $100.0 million which has a two year term with a one year option to extend, and an interest rate equal to the one-month London Interbank Offered Rate (LIBOR) plus 1.25% plus a .25% structuring fee.  The Companies will enter into interest rate swaps and cap agreements to mitigate interest rate risk under the Facility.

The Facility contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, and the institution of bankruptcy or insolvency proceedings that remain unstayed.  The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the Companies to repay the purchase price for purchased assets.

The Facility also contains margin call provisions relating to a decline in the market value of an Asset. Under these circumstances, Wells Fargo may require the Companies to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.

Under the terms of the Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “Guaranty”), the registrant agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the Companies to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the forgoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Companies with respect to Wells Fargo under each of the governing documents.  The Guaranty  includes covenants that, among other things, limit the registrant's leverage and debt service ratios and require maintenance of certain levels of cash and net worth.
  At September 30, 2012, RCC Real Estate had borrowed $60.7 million (net of $91,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At September 30, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $73.5 million and a weighted average interest rate of one-month LIBOR plus 1.30%, or 1.56%.  At December 31, 2011, RCC Real Estate had borrowed $55.9 million (net of $494,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At December 31, 2011, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $64.3 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.54%.
The following table shows information about the amount at risk under this facility (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2012:
Wells Fargo Bank, National Association.	$11,833	18	1.56%

December 31, 2011:
Wells Fargo Bank, National Association.	$8,461	18	1.54%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

CRE – Term Repurchase Facility
On February 27, 2012, the Company entered into a master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the origination of commercial real estate loans.  The facility has a maximum amount of $150.0 million and an initial 18 month term with two one year options to extend.  The Company paid an origination fee of 37.5 basis points (0.375%).  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At September 30, 2012, RCC Real Estate had borrowed $28.4 million (net of $479,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At September 30, 2012, borrowings under the repurchase agreement were secured by several commercial real estate loans with an estimated fair value of $40.0 million and a weighted average interest rate of one-month LIBOR plus 2.50%, or 2.74%.The Company had no borrowings under the facility as of December 31, 2011.
The following table shows information about the amount at risk under the facility (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2012:
Wells Fargo Bank, National Association.	$10,806	18	2.74%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
CRE – Repurchase Facility
On March 8, 2005, the Company entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of commercial real estate loans. The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement. There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of one-month LIBOR plus 3.25%.   The Company had repaid all borrowings under this facility as of September 30, 2012.
Mortgage Payable
On August 1, 2011, the Company, through RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.  In conjunction with the purchase of the property, the Company entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bears interest at a rate of one-month LIBOR plus 3.95%.  As of September 30, 2012 and December 31, 2011, the borrowing rate was 4.17% and 4.23%, respectively.

NOTE 12 – SHARE ISSUANCE AND REPURCHASE
In September 2012, the Company sold 9,775,000 shares of common stock in an underwritten public common stock follow-on offering, including 1,275,000 shares exercised through the underwriters’ over-allotment option, at a price of $5.90 per share. The Company received net proceeds of approximately $55.6 million after payment of underwriting discounts and commissions of approximately $2.1 million and before other offering expenses of approximately $200,000.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

On June 28, 2012, the Company and Resource Capital Manager, Inc. entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) to sell up to 1,000,000 shares of its 8.50% Series A Cumulative Redeemable Preferred Stock from time to time through an “at the market” equity offering program under which MLV will act as sales agent. As of September 30, 2012, 411,373 shares have been issued through this program at a weighted average offering price of $24.25 per share.
Under a dividend reinvestment plan authorized by the board of directors on February 16, 2012, the Company was authorized to issue up to 15.0 million shares of common stock.  Under this plan, the Company issued 3,359,074 shares during the three months ended September 30, 2012 at a weighted-average net share price of $5.40 per share and received proceeds of $18.1 million (net of costs).  The Company has issued a total of approximately 6,297,616 shares under this plan, all in 2012.  This plan supersedes the March 2011 plan.
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

NOTE 13 – SHARE-BASED COMPENSATION
The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2012	15,200	1,413,731	1,428,931
Issued	19,509	468,492	488,001
Vested	(15,200)	(256,764)	(271,964)
Forfeited	—	(7,625)	(7,625)
Unvested shares as of September 30, 2012	19,509	1,617,834	1,637,343
The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the nine months ended September 30, 2012 and 2011, including the grant date fair value of shares issued to the Company’s five non-employee directors, was $2.7 million and $8.2 million, respectively.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

In connection with a grant of restricted common stock made on August 25, 2011, the Company agreed to issue up to 336,000 additional shares of common stock if certain loan origination performance thresholds are achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of three annual measurement periods beginning April 1, 2011.  The agreement also provides dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant will be paid at the end of each annual measurement period if the performance criteria are met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company will not record the dividend equivalent rights until earned.  On March 30, 2012, the first annual measurement period ended and 112,000 shares were earned.  These shares will vest over the subsequent 18 months at the rate of one-sixth per quarter.  In addition, $78,400 of accrued dividend equivalent rights was earned.  At September 30, 2012, there was an additional $246,000 of dividends payable upon achievement of the performance criteria.  If earned, any future performance shares issued will vest over the subsequent 18 months at the rate of one-sixth per quarter.
On April 11, 2012, the Company issued 9,596 shares of restricted common stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on April 11, 2013.  The balance will vest 33.3% annually thereafter through April 11, 2015.
The following table summarizes the status of the Company’s unvested stock options as of September 30, 2012:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	40,000	$6.40
Granted	—
Vested	(13,333)	6.40
Forfeited	—	—
Unvested at September 30, 2012	26,667	$6.40
The following table summarizes the status of the Company’s vested stock options as of September 30, 2012:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2012	601,666	$14.99
Vested	13,333	$6.40
Exercised	—	$—
Forfeited	—	$—
Vested as of September 30, 2012	614,999	$14.80	3	$18
There were no options granted during the three and nine months ended September 30, 2012.  The outstanding stock options have a weighted average remaining contractual term of three years.
For the three and nine months ended September 30, 2012 and 2011, the components of equity compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Options granted to Manager and non-employees	$—	$—	$1	$10
Restricted shares granted to Manager and non-employees	1,376	288	3,327	1,305
Restricted shares granted to non-employee directors	28	28	84	84
Total equity compensation expense	$1,404	$316	$3,412	$1,399

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

During the three and nine months ended September 30, 2012, the Manager received 83,776 and 112,028 shares as incentive compensation valued at $454,000 and $608,000, respectively pursuant to the Management Agreement.  During the three and nine months ended September 30, 2011, the Manager received 29,808 and 34,290 shares as incentive compensation valued at $189,000 and $221,000, respectively pursuant to the Management Agreement.  The incentive management fee is paid one quarter in arrears.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of September 30, 2012.  All awards are discretionary in nature and subject to approval by the compensation committee.

NOTE 14 –EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic:
Net income allocable to common shares	$18,152	$14,944	$49,058	$37,305

Weighted average number of shares outstanding	89,066,927	73,761,028	84,594,892	68,254,639

Basic net income per share	$0.20	$0.20	$0.58	$0.55

Diluted:
Net income allocable to common shares	$18,152	$14,944	$49,058	$37,305

Weighted average number of shares outstanding	89,066,927	73,761,028	84,594,892	68,254,639
Additional shares due to assumed conversion of dilutive instruments	898,753	522,866	770,451	358,724
Adjusted weighted-average number of common shares outstanding	89,965,680	74,283,894	85,365,343	68,613,363

Diluted net income per share	$0.20	$0.20	$0.57	$0.54
Potentially dilutive shares relating to 641,666 options for the three and nine months ended September 30, 2012, respectively, and 601,666 options for the three and nine months ended September 30, 2011, respectively were not included in the calculation of diluted net income per share because the effect was anti-dilutive.

NOTE 15 – RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  At September 30, 2012, Resource America owned 2,636,258 shares, or 2.6%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

The Company is managed by the Manager pursuant to a Management Agreement that provides for both base and incentive management fees.  For the three and nine months ended September 30, 2012, the Manager earned base management fees of approximately $2.1 million and $5.9 million, respectively, and incentive management fees of $906,000 and $3.4 million, respectively.  For the three and nine months ended September 30, 2011, the Manager earned base management fees of approximately $1.8 million and $5.2 million, respectively, and incentive management fees of $915,000 and $1.7 million, respectively.  The Company also reimburses the Manager and Resource America for expenses, including the expense of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  For the three and nine months ended September 30, 2012, the Company paid the Manager $918,000 and $2.5 million, respectively, as expense reimbursements.  For the three and nine months ended September 30, 2011, the Company paid the Manager $663,000 and $1.8 million, respectively, as expense reimbursements.   In conjunction with the June 2012 Series A preferred stock offering, the Management Agreement was amended and restated on June 14, 2012 to include the Company’s preferred shares in addition to its common shares for purposes of calculating the Company’s management fees.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains/(losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three and nine months ended September 30, 2012, RCM earned $2.2 million and $3.7 million in management fees, respectively.  During the three and nine months ended September 30, 2011, RCM earned $347,000 and $1.3 million in management fees, respectively.  In addition, the Company and RCM have established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  During the three and nine months ended September 30, 2012, RCM earned $301,000 and $527,000, respectively, as its share of the net profits as defined in the Investment Management Agreement.  During the three and nine months ended September 30, 2011, RCM earned $71,000 and $423,000, respectively, as its share of the net profits as defined in the Investment Management Agreement.
On September 30, 2012, the Company was indebted to the Manager for $2.3 million, comprised of base management fees of $769,000, incentive management fees of $929,000 and expense reimbursements of $641,000.  At December 31, 2011 the Company was indebted to the Manager for $1.1 million, comprised of base management fees of $625,000 and expense reimbursements of $473,000. On September 30, 2012, the Company was indebted to RCM, under the Company’s Investment Management Agreement, for $4.3 million, comprised of incentive management fees of $3.7 million and expense reimbursements of $584,000.  At December 31, 2011, the Company was indebted to RCM for $2.4 million, comprised of $1.9 million of incentive management fees and $462,000 of expense reimbursements.
The Company had executed seven CDO transactions as of September 30, 2012 and December 31, 2011, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the CDO entities and their assets.
Relationship with LEAF Financial. LEAF Financial, a wholly-owned subsidiary of Resource America, originates and manages equipment leases and notes on behalf of the Company.
On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided an $8.0 million credit facility to LEAF II, of which all $8.0 million has been funded.  The credit facility had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II Receivables Funding, LLC, including its entire ownership interest in LEAF II.  The Company received a 1% origination fee in connection with the establishment of the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  The loan amount outstanding at September 30, 2012 was $7.4 million.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

On November 16, 2011, the Company together with LEAF Financial and LCC, subsidiaries of Resource America, entered into the SPA with Eos Partners, L.P., a private investment firm, and its affiliates (see Note 8).  In exchange for its prior interest in LCC, the Company received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and $2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LCC (see Note 8).  The Company’s resulting interest is accounted for under the equity method.  For the three and nine months ended September 30, 2012, the Company recognized a loss of $1.0 million and $2.3 million, respectively, which was recorded in other expense on the consolidated statement of income.  The Company’s investment in LCC was valued at $34.0 million as of September 30, 2012.
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
Relationship with CVC Credit Partners, LLC (“CVC Credit Partners”), formerly Apidos Capital Management (“ACM”). On April 17, 2012 ACM, a former subsidiary of Resource America, was sold to CVC, a joint venture entity in which Resource America owns a 33% interest.  CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to Resource Capital Asset Management (“RCAM”). Through RCAM, the Company is entitled to collect senior, subordinated and incentive fees related to five Collateralized Loan Obligation issuers (“CLO”) holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing the five CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and nine months ended September 30, 2012, CVC Credit Partners was paid $199,000 and $613,000, respectively, from subordinated fees received.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At September 30, 2012 the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company's commercial real estate loan portfolio of $374,000 . At December 31, 2011, the Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio.
On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which matures on May 9, 2018, carries an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted the loan to equity. The loan was kept outstanding and continues to be used as collateral in RREF CDO 2006-1. RREM was appointed as asset manager as of August 1, 2011. RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM is entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. The Company incurred fees payable to RREM of $34,000 and $101,000 during the three and nine months ended September 30, 2012, respectively.
On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, and RCP has options to extend the loan for two additional 12-month periods.  No principal payments were made during the three and nine months ended September 30, 2012.  The loan balance was $1.7 million at September 30, 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

On June 21, 2011, the Company entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. On May 23, 2012, SLH Partners repaid the $7.0 million loan in entirety.  The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   The Company received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  RREM was appointed as the asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  The Company holds a $1.2 million preferred equity investment in SLH Partners as of September 30, 2012.
On August 1, 2011, the Company, through RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  RREM was appointed as asset manager.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM is entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.  The Company incurred fees payable to RREM of $43,000 and $122,000 during the three and nine months ended September 30, 2012, respectively.
On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  The Company purchased a 7.5% equity interest in the venture. RREM, was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1.0% of outstanding contributions. The Company incurred fees payable to RREM of $22,000 during both the three and nine months ended September 30, 2012, respectively.
Relationship with The Bancorp.  On March 14, 2011, the Company paid Bancorp a loan commitment fee in the amount of $31,500 in connection with Bancorp’s commitment to establish a credit facility for the benefit of the Company.  On July 7, 2011, the Company and RCC Real Estate entered into a $10.0 million revolving credit facility with Bancorp.  The facility provided bridge financing for up to five business days, which will enable the Company and RCC Real Estate to fund real estate loans to third parties prior to their sale to the Company’s CRE CDOs.  The facility is evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp entered into on July 7, 2011.  The facility is secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1 which are owned by RCC Real Estate.  The note matured on June 30, 2012.  There were no outstanding borrowings as of September 30, 2012 or December 31, 2011.
Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three and nine months ended September 30, 2012, the Company paid Ledgewood $160,000 and $277,000, respectively, in connection with legal services rendered to the Company as compared to $61,000 and $217,000 for the three and nine months ended September 30, 2011, respectively.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

On September 17, 2012, the Company declared a quarterly distribution of $0.20 per share of common stock, $19.9 million in the aggregate, which was paid on October 26, 2012 to stockholders of record on September 28, 2012.
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
SEPTEMBER 30, 2012
(Unaudited)

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
The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2012:
Assets:
Investment securities, trading	$—	$—	$25,804	$25,804
Investment securities available-for-sale	—	178,631	25,750	204,381
Total assets at fair value	$—	$178,631	$51,554	$230,185

Liabilities:
Derivatives (net)	—	669	15,526	16,195
Total liabilities at fair value	$—	$669	$15,526	$16,195

December 31, 2011:
Assets:
Investment securities, trading	$—	$—	$38,673	$38,673
Investment securities available-for-sale	—	138,209	19,835	158,044
Total assets at fair value	$—	$138,209	$58,508	$196,717

Liabilities:
Derivatives (net)	—	1,210	12,000	13,210
Total liabilities at fair value	$—	$1,210	$12,000	$13,210

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2011	$43,380
Total gains or losses (realized/unrealized):
Included in earnings	2,948
Purchases	38,887
Sales	(18,181)
Paydowns	(3,212)
Transfers out of Level 3	(4,437)
Unrealized losses – included in accumulated other comprehensive income	(877)
Beginning balance, January 1, 2012	58,508
Total gains or losses (realized/unrealized):
Included in earnings	14,713
Purchases	8,341
Sales	(35,181)
Paydowns	(1,206)
Unrealized gains (losses) – included in accumulated other comprehensive income	6,379
Ending balance, September 30, 2012	$51,554
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2011	$10,929
Unrealized losses – included in accumulated other comprehensive income	1,071
Beginning balance, January 1, 2012	12,000
Unrealized losses – included in accumulated other comprehensive income	3,526
Ending balance, September 30, 2012	$15,526
The Company had no impairment losses included in earnings due to other-than-temporary impairment charges on securities during the three and nine months ended September 30, 2012.  The Company had $4.6 million of losses included in earnings during the nine     months ended September 30, 2011 due to the other-than-temporary impairment charge of one asset during the three months ended September 30, 2011. This loss is included in the consolidated statement of operations as net impairment losses recognized in earnings.
Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as recurring Level 2.  For the Company’s CRE loans where there is no market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3.  The amount of nonrecurring fair value losses for impaired loans for the three and nine months ended September 30, 2012 was $3.4 million and $5.6 million, respectively, as compared to $442,000 and $6.0 million for the three and nine months ended September 30, 2011, respectively, and is included in the consolidated statements of income as provision for loan losses.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2012:
Assets:
Loans held for sale	$—	$11,187	$34,000	$45,187
Impaired loans	—	1,434	21,000	22,434
Total assets at fair value	$—	$12,621	$55,000	$67,621

December 31, 2011:
Assets:
Loans held for sale	$—	$3,154	$—	$3,154
Impaired loans	—	1,099	—	1,099
Total assets at fair value	$—	$4,253	$—	$4,253
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at September 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$21,000	Discounted cash flow	Cap rate	10.00%
Interest rate swap agreements	$(16,195)	Discounted cash flow	Weighted average credit spreads	3.97%
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, subscription receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on the consolidated balance sheet.  The fair value of the Company’s investment securities-trading is reported in Note 4.  The fair value of the Company’s investment securities available-for-sale is reported in Note 5.  The fair value of the Company’s derivative instruments is reported in Note 18.
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
Junior subordinated notes are estimated by obtaining quoted prices for similar assets in active markets.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Loans held-for-investment	$1,699,798	$1,746,421	$—	$1,113,128	$633,293
Loans receivable-related party	$9,116	$9,116	$—	$—	$9,116
CDO notes	$1,505,114	$1,235,358	$—	$1,235,358	$—
Junior subordinated notes	$50,767	$17,261	$—	$—	$17,261

December 31, 2011:
Loans held-for-investment	$1,772,063	$1,755,541	$—	$1,142,638	$612,903
Loans receivable-related party	$9,497	$9,497	$—	$—	$9,497
CDO notes	$1,668,049	$1,012,696	$—	$1,012,696	$—
Junior subordinated notes	$50,631	$17,125	$—	$—	$17,125

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

•
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
SEPTEMBER 30, 2012
(Unaudited)

•
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

•	Derivative transactions are required under ASC 815 to be measured at fair value in the statement of financial position each reporting period.
Finally, the Company notes that key market participants take into account the existence of arrangements that mitigate credit risk exposure in the event of default (in the Company’s case, ISDA master netting arrangements with the counterparty).
At September 30, 2012, the Company had 16 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 4.84% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $139.0 million at September 30, 2012.  The counterparties for the Company’s designated interest rate hedge contracts at such date were Credit Suisse International and Wells Fargo Bank, National Association, with which the Company had master netting agreements.
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
The estimated fair value of the Company’s interest rate swaps was $(16.2) million and $(13.2) million as of September 30, 2012 and December 31, 2011, respectively.  The Company had aggregate unrealized losses of $17.2 million and $14.3 million on the interest rate swap agreements as of September 30, 2012 and December 31, 2011, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the original term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.
The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2012 and on the consolidated statement of income for the three and nine months ended September 30, 2012:
Fair Value of Derivative Instruments as of September 30, 2012 (in thousands)

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$138,954	Derivatives, at fair value	$(16,195)

		Accumulated other comprehensive loss	$16,195

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(Unaudited)

The Effect of Derivative Instruments on the Statement of Income for the For the Three and Nine Months Ended September 30, 2012 (in thousands)

	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Three Months Ended September 30, 2012:
Interest rate swap contracts	$138,954	Interest expense	$1,747

Nine Months Ended September 30, 2012:
Interest rate swap contracts	$138,954	Interest expense	$5,582

(1)	Negative values indicate a decrease to the associated balance sheet or consolidated statement of income line items.

NOTE 19 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the unaudited consolidated financial statements.
On September 25, 2012, the Company priced an offering of 1.0 million shares of 8.25% Series B Cumulative Redeemable Preferred Stock, at a weighted average offering price of $25.00 per share.  The offering closed on October 2, 2012 and the Company received net proceeds of $24.2 million after offering costs, including the underwriters’ discount and expenses of approximately $788,000.  The Series B preferred stock accrues cumulative cash dividends at a rate of 8.25% per year of the $25.00 liquidation preference per share.  Dividends are payable quarterly in arrears at the end of each January, April, July and October. The Series B preferred stock has no maturity date and the Company is not required to redeem the Series B Preferred Shares at any time.  On or after October 2, 2017, the Company may, at its option, redeem the Series B preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
The Company received $6.8 million in proceeds from the issuance of 1.2 million shares of common stock through the Company’s dividend reinvestment plan after September 30, 2012.
On October 19, 2012, the Company entered into an agreement to purchase a $20.9 million equity position in a bank loan CLO at a weighted average price of 57.5% to par, representing 67% of the outstanding preference shares. CVC credit partners is currently the manager of the CLO.

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

Overview
We are a specialty finance company that focuses primarily on commercial real estate and commercial finance.  We are organized and conduct our operations to qualify as a real estate investment trust, or REIT, under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.  We invest in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets.  We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and have sought to mitigate interest rate risk through derivative instruments.
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
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets, from management of assets and from hedging interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, other asset-backed securities, or ABS, and structured note investments.  We also generate revenues from the rental and other income from real properties we own, from management of externally originated bank loans and from our investment in an equipment leasing business.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loan, commercial mortgage-backed securities, or CMBS and asset-backed securities, or ABS portfolios, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as long-term financing sources.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.
Although economic conditions in the United States have had some modest improvements, ongoing conditions in real estate and credit markets continue to impact both us and a number of our commercial real estate borrowers.  We have entered into loan modifications with 27 of our commercial real estate loans.  During the past three years, we have increased our provision for loan losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of the commercial mortgage-backed securities, or CMBS, and asset-backed securities, or ABS, in our investment portfolio.  While we believe we have appropriately valued the assets in our investment portfolio at September 30, 2012, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.
Prior to mid-2010, events occurring in the credit markets impacted our financing and investing strategies and, as a result, our ability to originate new investments and to grow.  The market for securities issued by new securitizations collateralized by assets similar to those in our investment portfolio as well as other forms of lending with respect to such assets largely disappeared until mid-2010.  During 2011, we began to see a loosening of the credit markets and were able to take advantage of the situation by establishing several new financing arrangements continuing into early 2012.  We continue to engage in discussions with potential financing sources about providing commercial real estate term financing to augment and cautiously grow our loan portfolio.  We caution investors that even as credit through these markets becomes more available, we may not be able to obtain economically favorable terms.

(Back to Index)

(Back to Index)

In light of previous economic conditions and credit availability, our principal strategies have been to manage our liquidity and originate new assets primarily through capital recycling as loan payoffs and paydowns occurred and through existing capacities within our completed securitizations.  We have exhausted our investment capacity in two of our bank loan collaterized loan obligation issuers, or CLOs, and two real estate CDOs with reinvestment periods ending in July 2011 through June 2012.  We continue to have reinvestment capacity in two bank loan CLOs (Apidos Cinco and Apidos CLO VIII) where the reinvestment periods continue to May 2014 and October 2014, respectively.  We intend to use the existing capacity in our CMBS and commercial real estate, or CRE, credit facilities with Wells Fargo of $42.0 million and $121.1 million, respectively, as of October 31, 2012 to help finance new investments.
In an effort to augment our credit facilities' capacity and our liquidity, we have also sold $50.4 million of common stock through our dividend reinvestment and stock purchase plan and obtained $55.6 million additional capital through a follow-on offering of common stock in September 2012. In addition, we supplemented our common equity capital raises with issuances of preferred stock in 2012. First, in June 2012 we sold $6.0 million 8.5% Series A cumulative preferred shares, or Series A. We also entered into an at-the-market sales agreement and sold $9.8 million of Series A through September 30, 2012. In October 2012, we issued $24.2 million of 8.25% Series B preferred shares, or Series B. This brought our total equity raised through our capital market efforts to $145.4 million, after underwriting commissions and other expenses related to these efforts.
We have used recycled capital in our bank loan CLO structures to make new investments at discounts to par.  We expect that the reinvested capital and related discounts will produce additional income as the discounts are accreted into interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CLO structures since we receive credit in these structures for these investments at par.  From net discounts of approximately $17.8 million at September 30, 2012, we expect to recognize income of approximately $1.5 million in our bank loan CLO portfolio for the remaining three months of 2012 and approximately $7.3 million in calendar year 2013.
Beginning in October 2010 through September 30, 2012, we have underwritten 22 new CRE loans for a total of $268.3 million, most of which were financed by using capital recycled through our two real estate CDO securitizations.  We also purchased 42 newly underwritten CMBS for $174.6 million beginning in February 2011 through September 30, 2012, most of which were financed with a Wells Fargo facility.  Due to these recent investments, our increased ability to access credit markets, our recent capital markets efforts and our investment of a significant portion of our available unrestricted and restricted cash balances during 2012, we expect to continue to modestly increase our net interest income during the balance of 2012 and into 2013.  However, because we believe that economic conditions in the United States are fragile, and could be significantly harmed by occurrences over which we have no control, we cannot assure you that we will be able to meet our expectations, or that we will not experience net interest income reductions.
As of September 30, 2012, we had invested 70% of our portfolio in CRE assets, 20% in commercial bank loans and 10% in other assets.  As of December 31, 2011, we had invested 63% of our portfolio in CRE assets, 31% in commercial bank loans, 6% in other investments.
Results of Operations − Three and Nine Months Ended September 30, 2012 as compared to
Three and Nine Months Ended September 30, 2011
Our net income allocable to common shares for the three and nine months ended September 30, 2012 was $18.2 million, or $0.20 per share (basic and diluted) and $49.1 million, or $0.58 per share-basic ($0.57 per share-diluted), respectively, as compared to net income of $14.9 million, or $0.20 per share (basic and diluted) and $37.3 million, or $0.55 per share-basic ($0.54 per share-diluted) for the three and nine months ended September 30, 2011, respectively.

(Back to Index)

(Back to Index)

Interest Income
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	$13,666	4.63%	$1,152,678	$10,992	4.65%	$907,340
Commercial real estate loans	10,464	5.74%	$714,841	7,871	4.83%	$644,769
Total interest income from loans	24,130			18,863
Interest income from securities:
CMBS-private placement	3,089	5.20%	$233,287	2,363	5.72%	$163,177
ABS	373	4.51%	$31,743	430	5.15%	$33,083
Residential mortgage-backed securities or RMBS	295	5.47%	$21,583	590	6.52%	$36,181
Total interest income from securities	3,757			3,383
Interest income – other:
Preference payments on structured notes (1)	2,159	15.44%	$55,941	3,840	26.62%	$57,101
Temporary investment in over-night repurchase agreements	59	N/A	N/A	59	N/A	N/A
Total interest income − other	2,218			3,899
Total interest income	$30,105			$26,145

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
		Weighted Average			Weighted Average
	Interest Income	Yield	Balance	Interest Income	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	$43,242	4.83%	$1,175,976	$38,486	5.66%	$891,340
Commercial real estate loans	27,515	5.22%	$692,894	22,218	4.56%	$637,585
Total interest income from loans	70,757			60,704
Interest income from securities:
CMBS-private placement	8,957	5.19%	$228,910	6,927	5.62%	$162,404
ABS	1,241	4.99%	$32,624	1,173	4.79%	$32,450
RMBS	895	2.96%	$40,284	998	4.56%	$29,206
Total interest income from securities	11,093			9,098
Interest income – other:
Preference payments on structured notes (1)	8,040	18.72%	$57,264	6,602	18.74%	$46,976
Temporary investment in over-night repurchase agreements	164	N/A	N/A	232	N/A	N/A
Total interest income − other	8,204			6,834
Total interest income	$90,054			$76,636

(1)	Yields on these quarterly payers reflect payments for full distribution periods and in some cases, we owned the position for only a portion of that period.

(Back to Index)

(Back to Index)

The following table summarizes certain information relating to interest income for the periods indicated (in thousands, except percentages):

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income		Fee Income	Total
Three Months Ended September 30, 2012
Bank loans	4.35%	$(20,110)	$2,717	$10,606	(1)	$343	$13,666
Commercial real estate loans	5.18%	$(135)	8	9,494		962	10,464
Total interest income from loans			2,725	20,100		1,305	24,130
CMBS-private placement	3.54%	$(12,238)	715	2,374		—	3,089
ABS	2.36%	$(3,304)	169	204		—	373
RMBS			—	295		—	295
Total interest income from securities			884	2,873		—	3,757
Preference payments on structured notes			—	2,159		—	2,159
Other			—	59		—	59
Total interest income – other			—	2,218		—	2,218
Total interest income			$3,609	$25,191		$1,305	$30,105
Three Months Ended September 30, 2011
Bank loans	3.76%	$(28,582)	$1,794	$8,966	(1)	$232	$10,992
Commercial real estate loans	4.73%	$(167)	7	7,832		32	7,871
Total interest income from loans			1,801	16,798		264	18,863
CMBS-private placement	3.89%	$(13,942)	731	1,632		—	2,363
ABS	2.57%	$(3,051)	139	291		—	430
RMBS			—	590		—	590
Total interest income from securities			870	2,513		—	3,383
Preference payments on structured notes			—	3,840		—	3,840
Other			—	59		—	59
Total interest income – other			—	3,899		—	3,899
Total interest income			$2,671	$23,210		$264	$26,145

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income		Fee Income	Total
Nine Months Ended September 30, 2012
Bank loans	4.23%	$(20,110)	$10,714	$31,469	(1)	$1,059	$43,242
Commercial real estate loans	5.08%	$(135)	24	26,332		1,159	27,515
Total interest income from loans			10,738	57,801		2,218	70,757
CMBS-private placement	3.72%	$(12,238)	1,912	7,045		—	8,957
ABS	2.48%	$(3,304)	531	710		—	1,241
RMBS			—	895		—	895
Total interest income from securities			2,443	8,650		—	11,093
Preference payments on structured notes			—	8,040		—	8,040
Other			—	164		—	164
Total interest income – other			—	8,204		—	8,204
Total interest income			$13,181	$74,655		$2,218	$90,054
Nine Months Ended September 30, 2011
Bank loans	3.69%	$(28,582)	$11,517	$26,893		$76	$38,486
Commercial real estate loans	4.50%	$(167)	4	22,099		115	22,218
Total interest income from loans			11,521	48,992		191	60,704
CMBS-private placement	3.48%	$(13,942)	2,471	4,456		—	6,927
ABS	2.60%	$(3,051)	377	796		—	1,173
RMBS			—	998		—	998
Total interest income from securities			2,848	6,250		—	9,098
Preference payments on structured notes			—	6,602		—	6,602
Other			—	232		—	232
Total interest income – other			—	6,834		—	6,834
Total interest income			$14,369	$62,076		$191	$76,636

(1)
Amount excludes $2.3 million and $6.6 million of interest income on bank loans on Apidos CLO VIII for three months and nine months ended September 30, 2012, respectively.  We own 43% of the outstanding subordinated debt.  The remaining 57% of the subordinated debt is owned by an unrelated third party.

Aggregate interest income increased $4.0 million (15%) and $13.5 million (18%) to $30.1 million and $90.1 million for the three and nine months ended September 30, 2012, respectively, from $26.1 million and $76.6 million for the three and nine months ended September 30, 2011, respectively.  We attribute these increases to the following:
Interest Income from Loans.  Aggregate interest income from loans increased $5.3 million (28%) and $10.1 million (17%) to $24.1 million and $70.8 million for the three and nine months ended September 30, 2012, respectively, from $18.9 million and $60.7 million for the three and nine months ended September 30, 2011, respectively, as a result of the following:
Interest income on bank loans increased $2.7 million (24%) and $4.7 million (12%) to $13.7 million and $43.2 million for the three and nine months ended September 30, 2012, respectively, from $11.0 million and $38.5 million for the three and nine months ended September 30, 2011, respectively.  These increases resulted primarily from increases in the weighted average loan balances of $245.3 million and $284.6 million to $1.2 billion for both the three and nine months ended September 30, 2012, respectively, from $907.3 million and $891.3 million for the three and nine months ended September 30, 2011, respectively principally as a result of our new CLO, Apidos CLO VIII, which we began acquiring assets for in July 2011. This increase in weighted average balance was partially offset by a decrease in the loan balance at Apidos I and III as they have each reached the end of their reinvestment period and are now required to use principal proceeds from bank loan payoffs and paydowns to repay outstanding debt.

(Back to Index)

(Back to Index)

The increase in the weighted average bank loan balance was also partially offset by a decrease in the weighted average yield to 4.80% for the nine months ended September 30, 2012 as compared to 5.66% for the nine months ended September 30, 2011, primarily as a result of the decrease in accretion income caused by the timing of paydowns and payoffs, which sped up the recognition of the discount accretion during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, Apidos I, Apidos III and Apidos Cinco had paydowns of $236.4 million as compared to $312.5 million in paydowns during the nine months ended September 30, 2011.  This decline in paydowns of $76.1 million and resulting decline in discount accretion income recognition was partially offset by increased accretion income generated by our new CLO during the nine months ended September 30, 2012.
Interest income on CRE loans increased $2.6 million (33%) and $5.3 million (24%) to $10.5 million and $27.5 million for the three and nine months ended September 30, 2012, respectively, as compared to $7.9 million and $22.2 million for the three and nine months ended September 30, 2011.  These increases are a result of the following:

•
An increase of $70.0 million and $55.3 million in the weighted average loan balance to $714.8 million and $692.9 million for the three and nine months ended September 30, 2012, respectively, from $644.8 million and $637.6 million for the three and nine months ended September 30, 2011, respectively, as we began to reinvest proceeds from payoffs and paydowns, classified as restricted CDO cash on our balance sheet, during the fourth quarter of 2011, with the majority of these proceeds being reinvested during the second and third quarters of 2012. In addition, we have begun to originate new loans financed by our Wells Fargo CRE credit facility coupled with new equity raised in 2012.

•
An increase in the weighted average yield to 5.74% and 5.22% during the three and nine months ended September 30, 2012, respectively, from 4.83% and 4.56% during the three and nine months ended September 30, 2011, respectively, as a result of newer real estate loans with higher stated interest rates than our legacy portfolio and as a result of an acceleration of fees on one loan that paid off in August 2012.

Interest Income from Securities.  Aggregate interest income from securities increased $374,000 (11%) and $2.0 million (22%) to $3.8 million and $11.1 million for the three and nine months ended September 30, 2012, respectively, from $3.4 million and $9.1 million for the three and nine months ended September 30, 2011, respectively.  The increases in interest income from securities resulted principally from the following:
Interest income on CMBS-private placement increased $726,000 (31%) and $2.1 million (29%) to $3.1 million and $9.0 million for the three and nine months ended September 30, 2012, respectively, as compared to $2.4 million and $6.9 million for the three and nine months ended September 30, 2011, respectively.  These increases resulted from increases in the weighted average balance of assets of $70.1 million and $66.5 million during the three and nine months ended September 30, 2012, respectively, primarily as a result of the purchase of assets on our Wells Fargo CMBS facility beginning in February 2011.  The increases in interest income on CMBS-private placement as a result of the increase in the weighted average balance were partially offset by a decrease in the weighted average yield of assets to 5.20% and 5.19% for the three and nine months ended September 30, 2012, respectively, from 5.72% and 5.62% for the three and nine months ended September 30, 2011, respectively, primarily as a result of the decrease in accretion income during the three and nine months ended September 30, 2011 from the different mix of assets purchased in 2012 at a net premium as opposed to the net discount the securities were typically purchased at in prior years.
Interest Income - Other.  Aggregate interest income-other decreased $1.7 million (44%) and increased $1.4 million (22%) to $2.2 million and $8.2 million for the three and nine months ended September 30, 2012, respectively, as compared to $3.9 million and $6.8 million for the three and nine months ended September 30, 2011, respectively, and is primarily related to our trading securities investment program with Resource Capital Markets, Inc., a wholly-owned subsidiary of Resource America that invests up to $13.0 million of our funds under an investment management agreement.  The payments vary from period to period and are based on cash flows from the underlying securities rather than on a contractual interest rate. The decrease for the three months ended September 30, 2012 was related to the sale of 12 securities in September 2012, which meant preference share payments related to those securities ceased as of the disposition. The increase for the nine months ended September 30, 2012 was related to an additional $8.0 million invested by us during the first six months of 2011. Most of these securities were held into 2012. This was partially offset by the sale of 12 securities in September 2012.

(Back to Index)

(Back to Index)

Interest Expense
The following table sets forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$3,600	1.31%	$1,137,291	$2,340	0.99%	$933,021
Commercial real estate loans	1,806	1.61%	$444,205	1,580	1.24%	$500,543
CMBS–private placement	331	1.98%	$62,950	175	2.45%	$27,256
Hedging instruments	1,748	5.18%	$133,167	2,049	5.05%	$153,577
General	783	4.71%	$65,148	1,031	7.91%	$50,000
Total interest expense	$8,268			$7,175

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
		Weighted Average			Weighted Average
	Interest Expense	Yield	Balance	Interest Expense	Yield	Balance
Bank loans	$11,167	1.31%	$1,171,086	$6,913	1.00%	$915,106
Commercial real estate loans	5,536	1.57%	$464,282	4,706	1.24%	$502,669
CMBS–private placement	957	1.94%	$65,505	385	2.78%	$18,181
Hedging instruments	5,582	5.16%	$142,292	6,357	5.07%	$162,462
General	2,405	4.86%	$65,148	2,809	7.22%	$50,000
Total interest expense	$25,647			$21,170
The following tables summarizes certain information relating to interest expense for the periods indicated (in thousands, except percentages):

Type of Security	Coupon Interest	Unamortized Deferred Debt and LOC	Net Amortization		Interest Expense		Other	Total
Three Months Ended September 30, 2012
Bank loans	1.35%	$7,969	$577	(1)	$3,023	(1)	$—	$3,600
Commercial real estate loans	1.13%	$1,498	447		1,359		—	1,806
CMBS-private placement	1.55%	$91	68		263		—	331
Hedging	4.96%	$—	—		1,748		—	1,748
General	4.37%	$781	46		737		—	783
Total interest expense			$1,138		$7,130		$—	$8,268

Three Months Ended September 30, 2011
Bank loans	0.80%	$4,874	$442		$1,898		$—	$2,340
Commercial real estate loans	0.94%	$3,489	366		1,214		—	1,580
CMBS-private placement	1.45%	$362	68		107		—	175
Hedging	4.95%	$—	—		2,049		—	2,049
General	6.20%	$1,054	79		952		—	1,031
Total interest expense			$955		$6,220		$—	$7,175

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt and LOC	Net Amortization		Interest Expense		Other	Total
Nine Months Ended September 30, 2012
Bank loans	1.37%	$7,969	$1,730	(1)	$9,437	(1)	$—	$11,167
Commercial real estate loans	1.06%	$1,498	1,657		3,879		—	5,536
CMBS-private placement	1.53%	$91	203		754		—	957
Hedging	4.96%	$—	—		5,582		—	5,582
General	4.40%	$781	136		2,269		—	2,405
Total interest expense			$3,726		$21,921		$—	$25,647

Nine Months Ended September 30, 2011
Bank loans	0.81%	$3,611	$1,324		$5,589		$—	$6,913
Commercial real estate loans	0.96%	$2,524	1,006		3,700		—	4,706
CMBS-private placement	1.47%	$362	179		206		—	385
Hedging	4.94%	$—	—		6,357		—	6,357
General	6.23%	$1,054	233		2,576		—	2,809
Total interest expense			$2,742		$18,428		$—	$21,170

(1)
Amount excludes $1.2 million of interest expense and $81,000 of amortization expense, and $3.8 million of interest expense and $249,000 of amortization expense on bank loan on Apidos CLO VIII for the three and nine months ended September 30, 2012, respectively. We own 43% of the outstanding subordinated debt. The remaining 57% of the subordinated debt is owned by an unrelated third party.

Aggregate interest expense increased $1.1 million (15%) and $4.4 million (21%) to $8.3 million and $25.6 million for the three and nine months ended September 30, 2012, respectively, as compared to $7.2 million and $21.2 million for the three and nine months ended September 30, 2011, respectively.  We attribute these increases to the following:
Interest expense related to our bank loans was $3.6 million and $11.2 million for the three and nine months ended September 30, 2012, respectively, as compared to $2.3 million and $6.9 million for the three and nine months ended September 30, 2011, respectively, increases of $1.3 million (54%) and $4.3 million (62%), respectively.  These increases resulted primarily from the following:

•
An increase in the weighted average balance of the related financings of $204.3 million and $256.0 million for the three and nine months ended September 30, 2012, respectively, due to the closing of our new CLO, Apidos CLO VIII, which occurred in October 2011.  The increase in weighted average balance of financings from our new CLO was partially offset by the debt amortization of Apidos CDO I and Apidos CDO III as they reached the end of their reinvestment period in 2011 and 2012, respectively.  During the period July, 31, 2011 through September 30, 2012, Apidos CDO I paid down $87.8 million in principal amount of its CDO notes.  During the period from July 1, 2012 through September 30, 2012, Apidos CDO III paid down $17.6 million in principal amount of its CDO notes

•
An increase in the weighted average yield to 1.31% for both the three and nine months ended September 30, 2012, respectively, from 0.99% and 1.00% for the three and nine months ended September 30, 2011, respectively, primarily as a result of the increase in LIBOR, a reference index for the rates payable on most of these financings, and of the closing of our new CLO which had a higher comparable weighted average rate on its financings of 2.28% and 2.34% for the three and nine months ended September 30, 2012, respectively.

(Back to Index)

(Back to Index)

Interest expense on commercial real estate loans was $1.8 million and $5.5 million for the three and nine months ended September 30, 2012, respectively, as compared to $1.6 million and $4.7 million for the three and nine months ended September 30, 2011, respectively, increases of $226,000 (14%) and $830,000 (18%), respectively. These increases resulted primarily from the acceleration of deferred debt issuance costs on Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007, a qualified REIT subsidiary established to complete a CDO issuance secured by CRE loans, CMBS and property available-for-sale as a result of note repurchases during the three months ended June 30, 2012 as well as deferred debt issuance costs on our new credit facility during the three and nine months ended September 30, 2012, both of which increased the weighted average cost of these borrowings.
Interest expense on CMBS-private placement was $331,000 and $957,000 for the three and nine months ended September 30, 2012, respectively, as compared to $175,000 and $385,000 for the three and nine months ended September 30, 2011, respectively, increases of $156,000 (89%) and $572,000 (149%), respectively.  The increases are entirely due to our increased use of our master repurchase agreement facility with Wells Fargo that we entered into in February 2011 to finance our acquisition of highly-rated CMBS.
The increase in interest expense was partially offset by a decrease in interest expense on hedging instruments of $301,000 (15%) and $775,000 (12%)  to $1.7 million and $5.6 million for the three and nine months ended September 30, 2012, respectively, as compared to $2.0 million and $6.4 million for the three and nine months ended September 30, 2011, respectively.  The decrease in the hedging expense was primarily due to the maturities of $37.9 million notional amount of hedges beginning in July 2011.
The increase in interest expense was also partially offset by a decrease in general interest expense of $248,000 (24%) and $404,000 (14%), to $783,000 and $2.4 million for the three and nine months ended September 30, 2012, respectively, from $1.0 million and $2.8 million for the three and nine months ended September 30, 2011. The decrease is the result of the expiration of a two-year amendment on our trust preferred securities, or trust preferred securities, or TRUPs, on September 30, 2011 which reduced the contractual interest rate on our TRUPs by 2%.
Other Revenue
The following table sets forth information relating to other revenue we generated during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Other revenue:
Rental income	$2,689	$1,592	$6,642	$1,772
Dividend income	—	926	—	2,453
Fee income	1,969	1,960	6,160	5,859
Total other revenue	$4,658	$4,478	$12,802	$10,084
The increase in rental income for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 is related to increased investments in real estate which we acquired beginning in June 2011.
We received dividend income of $926,000 and $2.5 million for the three and nine months ended September 30, 2011, respectively.  On November 16, 2011, we entered into an agreement whereby we exchanged our old preferred interest in LEAF Commercial Capital, Inc., or LCC, an equipment leasing company, for a new preferred interest in LCC as part of a recapitalization of the equipment leasing company.  We have accounted for our resulting interest under the equity method subsequent to November 16, 2011 and, therefore, we no longer record dividend income from this investment.  As of November 16, 2011, we record our equity interest in other income (expense).  For the three and nine months ended September 30, 2012, we recognized a loss of $1.0 million and $2.3 million, respectively, on this investment.

(Back to Index)

(Back to Index)

Operating Expenses
The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating expenses:
Management fees – related party	$5,521	$3,136	$13,512	$8,622
Equity compensation – related party	1,404	316	3,412	1,399
Professional services	1,038	624	3,196	2,532
Insurance	161	161	478	497
Rental operating expense	1,827	1,065	4,456	1,395
General and administrative	844	1,273	3,377	3,194
Depreciation and amortization	1,249	1,856	3,974	2,865
Income tax expense	3,979	1,289	6,978	4,269
Total operating expenses	$16,023	$9,720	$39,383	$24,773
Management fees – related party increased by $2.4 million (76%) and $4.9 million (57%) to $5.5 million and $13.5 million for the three and nine months ended September 30, 2012, respectively, as compared to $3.1 million and $8.6 million for the three and nine months ended September 30, 2011, respectively.  These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our investment securities, trading portfolio.  The changes are described below:

•
Incentive management fees to our Manager, which are based upon the excess of adjusted operating earnings, as defined in the management agreement, over a variable base rate, were $906,000 and $3.4 million for the three and nine months ended September 30, 2012, respectively, a decrease of $9,000 (1%) and and increase of $1.6 million (95%) from $915,000 and $1.7 million for the three and nine months ended September 30, 2011, respectively.  The increase in these fees during the nine months ended September 30, 2012 was primarily the result of gains on the extinguishment of debt during the three months ended June 30, 2012.  The incentive fee is calculated for each quarter and the calculation in any quarter is not affected by the results of any other quarter.

•
Base management fees increased by $312,000 (17%) and $751,000 (15%) to $2.1 million and $5.9 million for the three and nine months ended September 30, 2012, respectively, as compared to $1.8 million and $5.2 million for the three and nine months ended September 30, 2011, respectively.  These increases were due to increased stockholders’ equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $134.0 million of proceeds from the sales of common stock through our Dividend Reinvestment and Stock Purchase Plan or DRIP, from January 1, 2011 through September 30, 2012 as well as the receipt of $46.6 million and $55.6 million from the proceeds of our March 2011 and September 2012 secondary common stock offerings and $5.8million from the proceeds of our June 2012 preferred stock offering.

•
Incentive management fees related to our structured finance manager increased by $2.1 million (498%) and $2.5 million (144%) to $2.5 million and $4.2 million for the three and nine months ended September 30, 2012, respectively, as compared to $418,000 and $1.7 million for the three and nine months ended September 30, 2011, respectively.  The increase in fees is primarily related to the improved economic performance of this portfolio at September 30, 2012.

(Back to Index)

(Back to Index)

Equity compensation – related party increased $1.1 million (344%) and $2.0 million (144%) to $1.4 million and $3.4 million for the three and nine months ended September 30, 2012, respectively, as compared to $316,000 and $1.4 million for the three and nine months ended September 30, 2011, respectively.  This expense is related to the amortization of annual grants of restricted common stock to our non-employee independent directors, and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager.  The increase in expense was primarily the result of the issuance of new grants in 2011 and 2012 as well as the increase in our stock price and its impact on our quarterly remeasurement of the value of unvested stock.
Rental operating expense increased $762,000 (72%) and $3.1 million (219%) to $1.8 million and $4.5 million for the three and nine months ended September 30, 2012, respectively, as compared to $1.1 million and $1.4 million for the three and nine months ended September 30, 2011, respectively, and is related to an increase in our investments in real estate through several acquisitions beginning in June 2011.
Depreciation and amortization decreased $607,000 (33%) and increased $1.1 million (39%) to $1.2 million and $4.0 million for the three and nine months ended September 30, 2012, respectively, as compared to $1.9 million and $2.9 million for the three and nine months ended September 30, 2011, respectively.  The decrease for the three months ended September 30, 2012 is due to certain assets being fully depreciated in June 2012. The increase for the nine months ended September 30, 2012 is related to our acquisition of real estate in the second and third quarters of 2011 and our acquisition of Resource Capital Asset Management, or RCAM in February 2011.
Income tax expense increased $2.7 million (209%) and $2.7 million (63%) to $4.0 million and $7.0 million for the three and nine months ended September 30, 2012, respectively, as compared to $1.3 million and $4.3 million for the three and nine months ended September 30, 2011, respectively.  The increase in income tax expense for the three and nine months ended September 30, 2012 is primarily due to realized gains in our investment securities, trading portfolio held by a taxable REIT subsidiary.

Other revenue (expense)

The following table sets forth information relating to our other revenue (expense) incurred for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Other revenue (expense):
Net impairment losses recognized in earnings	$(9)	$—	$(180)	$(4,649)
Net realized gains on sales of investment securities available-for-sale and loans	346	591	2,148	4,443
Net realized and unrealized gain on investment securities-trading	9,782	(1,861)	13,350	1,418
Provision for loan losses	(1,370)	(1,198)	(7,801)	(7,917)
Gain on the extinguishment of debt	—	3,875	5,464	3,875
Other expenses	(761)	(191)	(1,416)	(642)
Total other revenue (expense)	$7,988	$1,216	$11,565	$(3,472)
Net impairment losses recognized in earnings were $4.6 million for the nine months ended September 30, 2011 and were the result of impairment we recognized on two investment securities available-for-sale due to their losses being recognized as other than temporary due to credit deterioration.
Net realized gain on investment securities available-for-sale and loans decreased $245,000 (41%) and $2.3 million (52%) to $346,000 and $2.1 million for the three and nine months ended September 30, 2012, respectively, as compared to $591,000 and $4.4 million for the three and nine months ended September 30, 2011, respectively.  The decrease for the nine months ended September 30, 2012 is primarily the result of a gain of $3.5 million related to the sale of three CMBS positions during the nine months ended September 30, 2011 as compared to two CMBS positions sold during the nine months ended September 30, 2012 for a gain of $912,000.

(Back to Index)

(Back to Index)

Net realized and unrealized gain on investment securities-trading increased $11.6 million (626%) and $11.9 million (841%) primarily as a result of a rally in this portfolio in September 2012. We were able to take advantage of this rally and recognized realized net gains of $6.2 million during the three months ended September 30, 2012.
Our provision for loan losses increased by $172,000 (14%) and decreased by $116,000 (1%) to $1.4 million and $7.8 million for the three and nine months ended September 30, 2012, respectively, as compared to $1.2 million and $7.9 million for the three and nine months ended September 30, 2011, respectively.  The following table summarizes information relating to our provision for loan losses for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
CRE loan portfolio	$1,004	$410	$4,841	$5,623
Bank loan portfolio	366	788	2,960	2,294
	$1,370	$1,198	$7,801	$7,917
CRE Loan Portfolio

The principal reason for the increase during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was the provisions taken on two loans where we made protective advances on the debt service for the three months ended September 30, 2012 as compared to a protective advance on one loan for the three months ended September 30, 2011. The principal reason for the decrease during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 were improved credit conditions for the borrowers in our CRE portfolio with the exception of two loans written down in the three months ended June 30, 2012 that are classified as loans held for sale.  For the nine months ended September 30, 2011, we had three positions for which we took provisions. The positions had a total par value of $36.2 million and were written down to $31.1 million for a weighted average write down percentage of 14.1% of par.
Bank Loan Portfolio
The bank loan provision decreased by $422,000 and increased $667,000 to $366,000 and $3.0 million for the three and nine months ended September 30, 2012, respectively from $788,000 and $2.3 million for the three and nine months ended September 30, 2011, respectively. The decrease for the three months ended September 30, 2012 is the result of generally improved credit quality.  The principal reason for the increase in bank loan provision for the nine months ended was due to the recognition of impairment on three non-performing loans in our in our bank loan portfolio for the nine months ended September 30, 2012 as a result of new defaults this year.
Gain on the extinguishment of debt was $5.5 million for the nine months ended September 30, 2012 and is due to the buyback of a portion of the debt issued by Resource Real Estate Funding CDO 006-1, or RREF CDO 2006-1, a qualified REIT subsidiary established to complete a CDO issuance secured by CRE loans and CMBS, RREF CDO 2007-1 and Apidos CDO I during the period. The notes, issued at par, were bought back as an investment by us at a weighted average price of 88.7%. Gain on the extinguishment of debt was $3.9 million for the three and nine months ended September 30, 2011, respectively and is due to the buyback of a portion of the debt issued by RREF CDO 2006-1 and RREF CDO 2007-1 during the period. The notes, issued at par, were bought back as an investment by us at a weighted average price of 62.3%.
Other expenses increased $570,000 (298%) and $774,000 (121%) to $761,000 and $1.4 million for the three and nine months ended September 30, 2012, respectively, from $191,000 and $642,000 for the three and nine months ended September 30, 2011, respectively.  These increases are primarily the result of losses on our equity investment in LCC of $1.0 million and $2.3 million during the three and nine months ended September 30, 2012 as that start-up investment continues to originate new leases and build its lease inventory and revenue volume.  This loss was partially offset for the nine months ended September 30, 2012 by a gain of $1.0 million recognized on the sale of a property in our real estate joint venture.

(Back to Index)

(Back to Index)

Financial Condition
Summary.
Our total assets were $2.3 billion on September 30, 2012 and December 31, 2011.  As of September 30, 2012, we held $112.7 million of unrestricted cash and cash equivalents.
Investment Portfolio.
The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of September 30, 2012 and December 31, 2011, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

(Back to Index)

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
September 30, 2012
Floating rate
RMBS	$6,093	36.32%	$5,548	33.07%	$(545)	-3.25%
CMBS-private placement	28,170	100.00%	12,667	44.97%	(15,503)	-55.03%
Structured notes	9,413	26.67%	20,256	57.39%	10,843	30.72%
Other ABS	—	—%	23	0.28%	23	0.28%
Mezzanine loans (1)	15,842	99.93%	15,641	98.66%	(201)	-1.27%
Whole loans (1)	521,656	99.66%	515,009	98.39%	(6,647)	-1.27%
Bank loans (2)	1,106,810	98.15%	1,101,676	97.69%	(5,134)	-0.46%
Loans held for sale	45,187	89.87%	45,187	89.87%	—	—%
ABS Securities	27,762	89.36%	27,435	88.31%	(327)	-1.05%
Total floating rate	1,760,933	95.86%	1,743,442	94.91%	(17,491)	-0.95%
Fixed rate
CMBS – private placement	164,192	76.37%	164,256	76.40%	64	0.03%
B notes (1)	16,357	99.26%	16,150	98.00%	(207)	-1.26%
Mezzanine loans (1)	51,980	100.08%	51,322	98.82%	(658)	-1.26%
Whole loans (1)	—	—%	—	—%	—	—%
Loans receivable-related party	9,116	100.00%	9,116	100.00%	—	—%
Total fixed rate	241,645	82.61%	240,844	82.33%	(801)	-0.28%
Other (non-interest bearing)
Investment in real estate	72,453	100.00%	72,453	100.00%	—	—%
Investment in unconsolidated entities	47,020	100.00%	47,020	100.00%	—	—%
Total other	119,473	100.00%	119,473	100.00%	—	—%
Grand total	$2,122,051	94.36%	$2,103,759	93.55%	$(18,292)	-0.81%
December 31, 2011
Floating rate
RMBS	$8,729	18.60%	$7,120	15.17%	$(1,609)	-3.43%
CMBS-private placement	28,691	100.00%	8,311	28.97%	(20,380)	-71.03%
Structured notes	27,345	41.53%	31,553	47.93%	4,208	6.40%
ABS	28,513	88.21%	25,201	77.96%	(3,312)	-10.25%
Other ABS	—	—%	23	0.28%	23	0.28%
Mezzanine loans (1)	53,908	99.97%	53,077	98.43%	(831)	-1.54%
Whole loans (1)	537,708	99.79%	515,176	95.61%	(22,532)	-4.18%
Bank loans (2)	1,170,599	97.33%	1,167,302	97.06%	(3,297)	-0.27%
Loans held for sale	3,154	54.59%	3,154	54.59%	—	—%
Total floating rate	1,858,647	93.71%	1,810,917	91.32%	(47,730)	-2.39%
Fixed rate
CMBS – private placement	132,821	71.94%	124,509	67.44%	(8,312)	-4.50%
B notes (1)	16,435	99.13%	16,182	97.61%	(253)	-1.52%
Mezzanine loans (1)	13,966	100.35%	13,361	96.00%	(605)	-4.35%
Whole loans (1)	6,965	99.47%	6,965	99.47%	—	—%
Loans receivable-related party	9,497	100.00%	9,497	100.00%	—	—%
Total fixed rate	179,684	77.58%	170,514	73.62%	(9,170)	-3.96%
Other (non-interest bearing)
Investment in real estate	48,027	100.00%	48,027	100.00%	—	—%
Investment in unconsolidated entities	47,899	100.00%	47,899	100.00%	—	—%
Total other	95,926	100.00%	95,926	100.00%	—	—%
Grand total	$2,134,257	92.36%	$2,077,357	89.89%	$(56,900)	-2.47%

(Back to Index)

(Back to Index)

(1)
Net carrying amount includes an allowance for loan losses of $7.7 million at September 30, 2012, allocated as follows:  B notes ($207,000), mezzanine loans ($858,000) and whole loans ($6.6 million).  Net carrying amount includes an allowance for loan losses of $24.2 million at December 31, 2011, allocated as follows:  B notes ($253,000), mezzanine loans ($1.4 million) and whole loans ($22.5 million).

(2)	Net carrying amount includes allowances for loan losses of $5.1 million and $3.3 million as of September 30, 2012 and December 31, 2011, respectively.
Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS-private placement portfolio at a net discount.  At September 30, 2012 and December 31, 2011, the remaining discount to be accreted into income over the remaining lives of the securities was $12.2 million and $13.2 million, respectively. The weighted average remaining life on these securities is 2.68 years. These securities are classified as available-for-sale and, as a result, are carried at their fair value.
There was no other-than temporary impairment on our CMBS–private placement portfolio recorded during the three and nine months ended September 30, 2012 as compared to $4.6 million of other-than-temporary impairment on one CMBS position bringing the fair value to $48,000 during the nine months ended September 30, 2011.  Securities classified as available-for-sale have increased in fair value on a net basis as of September 30, 2012 as compared to December 31, 2011 primarily due to improving dealer marks on the existing portfolio and new purchases in 2012. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.
The following table summarizes our CMBS-private placement (in thousands, except percentages):

	Fair Value at	During Nine Months Ended September 30, 2012			Fair Value at
	December 31, 2011	Net Purchases	Upgrades/ Downgrades	MTM Change on Same Ratings	September 30, 2012
Moody’s Ratings Category:
Aaa	$59,727	$37,020	$—	$(23,370)	$73,377
Aa1 through Aa3	4,115	—	—	843	4,958
A1 through A3	10,678	—	—	(2,484)	8,194
Baa1 through Baa3	27,839	13,924	(4,497)	6,376	43,642
Ba1 through Ba3	3,502	8,340	(1,270)	3,947	14,519
B1 through B3	960	4,175	—	640	5,775
Caa1 through Caa3	7,151	—	—	829	7,980
Ca through C	2,094	—	(1,992)	5,501	5,603
Non-Rated	16,754	—	—	(3,879)	12,875
Total	$132,820	$63,459	$(7,759)	$(11,597)	$176,923

S&P Ratings Category:
AAA	$59,727	$37,020	$—	$(23,370)	$73,377
A+ through A-	5,923	—	—	(932)	4,991
BBB+ through BBB-	19,179	9,758	(1,357)	(7,015)	20,565
BB+ through BB-	21,129	8,516	(9,225)	17,147	37,567
B+ through B-	2,310	4,175	—	926	7,411
CCC+ through CCC-	6,643	—	—	2,196	8,839
D	616	—	(593)	1,108	1,131
Non-Rated	17,293	3,990	—	1,759	23,042
Total	$132,820	$63,459	$(11,175)	$(8,181)	$176,923

(Back to Index)

(Back to Index)

Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012
Structured notes	$9,413	$11,909	$(1,066)	$20,256
RMBS	6,093	746	(1,291)	5,548
Total	$15,506	$12,655	$(2,357)	$25,804

December 31, 2011
Structured notes	$27,345	$6,098	$(1,890)	$31,553
RMBS	8,729	100	(1,709)	7,120
Total	$36,074	$6,198	$(3,599)	$38,673
We purchased two and sold 15 securities during the nine months ended September 30, 2012, for a net gain of $5.5 million.  We also had one position liquidate during the nine months ended September 30, 2012 which resulted in a gain of $224,000.  We held 13 and 27 investment securities, trading as of September 30, 2012 and December 31, 2011, respectively.
Other Asset-Backed Securities.  At September 30, 2012 and December 31, 2011, we held two other ABS positions with a fair value of $23,000.  These securities are classified as available-for-sale and carried at fair value.
Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
September 30, 2012
Whole loans, floating rate (1) (4) (5) (6)	36	$555,656	LIBOR plus 2.00% to LIBOR plus 5.75%	November 2012 to February 2019
B notes, fixed rate	1	16,357	8.68%	April 2016
Mezzanine loans, floating rate	2	15,842	LIBOR plus 2.50% to LIBOR plus 7.45%	December 2012 to August 2013
Mezzanine loans, fixed rate (7)	3	51,980	0.50% to 18.72%	September 2014 to September 2019
Total (2)	42	$639,835

December 31, 2011
Whole loans, floating rate (1) (4) (5)	32	$537,708	LIBOR plus 2.50% to LIBOR plus 5.75%	April 2012 to February 2019
Whole loans, fixed rate	1	6,965	10.00%	June 2012
B notes, fixed rate	1	16,435	8.68%	April 2016
Mezzanine loans, floating rate	3	53,908	LIBOR plus 2.50% to LIBOR plus 7.45%	May 2012 to December 2012
Mezzanine loans, fixed rate	2	13,966	8.99% to 11.00%	January 2016 to September 2016
Total (2)	39	$628,982

(1)
Whole loans had $10.1 million and $5.2 million in unfunded loan commitments as of September 30, 2012 and December 31, 2011, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan loss of $7.7 million and $24.2 million as of September 30, 2012 and December 31, 2011, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(Back to Index)

(Back to Index)

(4)	Floating rate whole loans include a $2.0 million portion of a whole loan that has a fixed rate of 15.0% as of September 30, 2012 and December 31, 2011, respectively.

(5)	Floating rate whole loans include $800,000 and $302,000 of a preferred equity tranche of a whole loan that has a fixed rate of 10.0% as of September 30, 2012 and December 31, 2011, respectively.

(6)	Amount includes $34.0 million for two whole loans that are classified as loans held for sale at September 30, 2012.

(7)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

Bank Loans.  At September 30, 2012, our consolidated securitizations, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CLO VIII, held a total of $1.1 billion of bank loans at fair value.  The bank loans held by these entities secure the CDO notes they issued and are not available to our creditors.  The aggregate fair value of bank loans held decreased by $21,000 over their holdings at December 31, 2011.  This decrease was principally due to paydowns and sales of bank loans during the nine months ended September 30, 2012 which was almost completely offset by the improved market price.
We have determined that Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CLO VIII are variable interest entities, or VIEs, and that we are the primary beneficiary of Apidos CDO I, Apidos CDO III and Apidos Cinco CDO.  As of September 30, 2012, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CLO VIII were consolidated.  We own 100% of the equity of Apidos CDO I, Apidos CDO III and Apidos CDO Cinco.  We own approximately 43% of the equity of Apidos CLO VIII.
The following table summarizes our bank loan investments (in thousands):

	September 30, 2012		December 31, 2011
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Baa1 through Baa3	$34,226	$34,570	$44,952	$44,956
Ba1 through Ba3	588,156	596,238	648,543	644,497
B1 through B3	448,218	453,476	439,871	427,282
Caa1 through Caa3	17,763	14,497	19,710	12,774
Ca	6,860	2,868	5,765	2,397
No rating provided	22,774	23,598	14,912	14,155
Total	$1,117,997	$1,125,247	$1,173,753	$1,146,061

S&P ratings category:
BBB+ through BBB-	$98,157	$99,491	$84,623	$84,615
BB+ through BB-	490,629	498,589	561,375	559,211
B+ through B-	480,598	486,602	478,684	465,564
CCC+ through CCC-	22,733	16,331	27,097	19,401
CC+ through CC-	796	606	4,490	1,512
C+ through C-	—	—	—	—
D	2,047	1,548	352	343
No rating provided	23,037	22,080	17,132	15,415
Total	$1,117,997	$1,125,247	$1,173,753	$1,146,061
Weighted average rating factor	1,968		1,969

(Back to Index)

(Back to Index)

The following table provides information as to the lien position and status of our bank loans, which we consolidate (in thousands):

	Amortized Cost
	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Total
September 30, 2012
Loans held for investment:
First lien loans	$213,046	$236,541	$315,794	$323,705	$1,089,086
Second lien loans	4,735	4,218	5,116		14,069
Subordinated second lien loans	—	—	—	—	—
Defaulted first lien loans	1,691	549	749	—	2,989
Defaulted second lien loans	333	333	—	—	666
Total	219,805	241,641	321,659	323,705	1,106,810
First lien loans held for sale at fair value	1,170	940	1,513	7,564	11,187
Total	$220,975	$242,581	$323,172	$331,269	$1,117,997

December 31, 2011
Loans held for investment:
First lien loans	$295,318	$242,628	$293,442	$311,923	$1,143,311
Second lien loans	5,281	5,746	6,438	6,845	24,310
Subordinated second lien loans	163	122	—	—	285
Defaulted first lien loans	1,397	599	697	—	2,693
Defaulted second lien loans	—	—	—	—	—
Total	302,159	249,095	300,577	318,768	1,170,599
First lien loans held for sale at fair value	—	198	2,018	938	3,154
Total	$302,159	$249,293	$302,595	$319,706	$1,173,753
Asset-backed securities.  In November 2011, the investment securities held-to-maturity portfolio was reclassified to investment securities available-for-sale since management no longer intended to hold all of these positions until maturity.  These investments are now held at fair value with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet.  At September 30, 2012, we held a total of $27.4 million of ABS at fair value through Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, and Apidos CLO VIII all of which secure the debt issued by these entities.  At December 31, 2011, we held a total of $25.2 million of ABS at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  The increase in total ABS was principally due to improved market prices.

(Back to Index)

(Back to Index)

The following table summarizes our ABS at fair value (in thousands):

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$7,330	$7,792	$8,252	$8,051
Aa1 through Aa3	1,080	1,068	1,723	1,593
A1 through A3	6,553	7,022	6,446	6,366
Baa1 through Baa3	2,752	2,999	2,647	2,543
Ba1 through Ba3	5,097	4,222	5,043	3,592
B1 through B3	4,130	3,522	3,613	2,346
Caa1 through Caa3	—	—	—	—
No rating provided	820	810	789	710
Total	$27,762	$27,435	$28,513	$25,201

S&P ratings category:
AA+ through AA-	$8,411	$8,861	$8,138	$7,928
A+ through A-	6,475	7,146	7,467	7,347
BBB+ through BBB-	298	316	950	866
BB+ through BB-	7,499	6,778	1,592	1,335
B+ through B-	2,051	1,986	3,639	3,200
CCC+ through CCC-	—	—	—	—
No rating provided	3,028	2,348	6,727	4,525
Total	$27,762	$27,435	$28,513	$25,201
Weighted average rating factor	644		582
Investment in Unconsolidated Entities.  On November 16, 2011, we, together with LEAF Financial and LCC, entered into a stock purchase agreement with Eos Partners, L.P., or Eos, a private investment firm, and its affiliates.  In exchange for our prior interest in LCC, we received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock, or the Series B Preferred Stock, and 2,364 shares of newly issued Series D Redeemable Preferred Stock, or the Series D Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LCC.  Our investment in LEAF was valued at $36.3 million based on a third-party valuation.  Several approaches, including discounted expected cash flows, market approach and comparable sales transactions were used to estimate the fair value of our investment in LEAF as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions.  Accordingly, we recorded a loss of $2.2 million in conjunction with the transaction.  Our resulting interest is accounted for under the equity method.  For the three and nine months ended September 30, 2012, we recognized a loss on this investment of $1.0 million and $2.3 million, respectively, in other expense on the consolidated statement of income.  Our investment in LCC was valued at $34.0 million as of September 30, 2012.
In accordance with the agreement, we and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, or LRF 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes.  To the extent that the value of the equity on the balance sheet of LRF 3 is less than approximately $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LCC by us), as of the final testing date within 90 days of December 31, 2013, we and Resource America have agreed to be jointly and severally obligated to contribute cash to LCC to make up the deficit. We do not believe it is probable that we will be required to fund LCC for such an obligation in accordance with our agreement.

(Back to Index)

Financing Receivables
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Lease Receivables	Loans Receivable-Related Party	Total
September 30, 2012
Allowance for losses at January 1, 2012	$24,221	$3,297	$—	$—	$27,518
Provision for loan loss	4,841	2,960	—	—	7,801
Loans charged-off	(21,349)	(1,293)	—	—	(22,642)
Recoveries	—	—	—	—	—
Noncontrolling interest eliminated in consolidation	—	170	—	—	170
Allowance for losses at September 30, 2012	$7,713	$5,134	$—	$—	$12,847
Ending balance:
Individually evaluated for impairment	$1,869	$2,131	$—	$—	$4,000
Collectively evaluated for impairment	$5,844	$3,003	$—	$—	$8,847
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$168,796	$3,655	$—	$9,116	$181,567
Collectively evaluated for impairment	$471,039	$1,114,342	$—	$—	$1,585,381
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

December 31, 2011
Allowance for losses at January 1, 2011	$31,617	$2,616	$70	$—	$34,303
Provision for loan loss	6,478	7,418	—	—	13,896
Loans charged-off	(13,874)	(6,737)	(70)	—	(20,681)
Recoveries	—	—	—	—	—
Allowance for losses at December 31, 2011	$24,221	$3,297	$—	$—	$27,518
Ending balance:
Individually evaluated for impairment	$17,065	$1,593	$—	$—	$18,658
Collectively evaluated for impairment	$7,156	$1,704	$—	$—	$8,860
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$113,038	$2,693	$—	$9,497	$125,228
Collectively evaluated for impairment	$515,944	$1,171,060	$—	$—	$1,687,004
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2012:
Bank loans	$1,035,703	$12,572	$45,003	$9,877	$3,655	$11,187	$1,117,997

As of December 31, 2011:
Bank loans	$1,076,298	$19,739	$60,329	$11,540	$2,693	$3,154	$1,173,753
All of our bank loans are performing with the exception of three loans with a total carrying amount of $1.5 million as of September 30, 2012, two of which defaulted as of March 31, 2012 and one of which defaulted on December 30, 2011.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of September 30, 2012:
Whole loans	$415,782	$7,000	$98,874	$—	$34,000	$555,656
B notes	16,357	—	—	—	—	16,357
Mezzanine loans	23,322	—	44,500	—	—	67,822
	$455,461	$7,000	$143,374	$—	$34,000	$639,835
As of December 31, 2011:
Whole loans	$329,085	$87,598	$90,225	$37,765	$—	$544,673
B notes	16,435	—	—	—	—	16,435
Mezzanine loans	23,347	—	44,527	—	—	67,874
	$368,867	$87,598	$134,752	$37,765	$—	$628,982
All of our real estate loans were performing as of September 30, 2012 and December 31, 2011.

(Back to Index)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis for the years indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
September 30, 2012
Whole loans	$—	$—	$—	$—	$555,656	$555,656	$—
B notes	—	—	—	—	16,357	16,357	—
Mezzanine loans	—	—	—	—	67,822	67,822	—
Bank loans	—	—	3,655	3,655	1,114,342	1,117,997	—
Loans receivable- related party	—	—	—	—	9,116	9,116	—
Total loans	$—	$—	$3,655	$3,655	$1,763,293	$1,766,948	$—

December 31, 2011
Whole loans	$—	$—	$—	$—	$544,673	$544,673	$—
B notes	—	—	—	—	16,435	16,435	—
Mezzanine loans	—	—	—	—	67,874	67,874	—
Bank loans	—	—	—	—	1,173,753	1,173,753	—
Loans receivable- related party	—	—	—	—	9,497	9,497	—
Total loans	$—	$—	$—	$—	$1,812,232	$1,812,232	$—
Impaired Loans
The following tables show impaired loans (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2012
Loans without a specific valuation allowance:
Whole loans	$145,927	$145,927	$—	$145,540	$2,530
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$7,439	$7,439	$—	$—	$648
Loans with a specific valuation allowance:
Whole loans	$22,869	$22,869	$(1,869)	$22,394	$610
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,655	$3,655	$(2,131)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$168,796	$168,796	$(1,869)	$167,934	$3,140
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	3,655	3,655	(2,131)	—	—
Loans receivable - related party	7,439	7,439	—	—	648
	$179,890	$179,890	$(4,000)	$167,934	$3,788

(Back to Index)

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2011
Loans without a specific valuation allowance:
Whole loans	$75,273	$75,273	$—	$75,263	$2,682
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$7,820	$7,820	$—	$—	$1,112
Loans with a specific valuation allowance:
Whole loans	$37,765	$37,765	$(17,065)	$36,608	$920
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$2,693	$2,693	$(1,593)	$2,693	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$113,038	$113,038	$(17,065)	$111,871	$3,602
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	2,693	2,693	(1,593)	2,693	—
Loans receivable - related party	7,820	7,820	—	—	1,112
	$123,551	$123,551	$(18,658)	$114,564	$4,714
Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended September 30, 2012:
Whole loans (1)	2	$42,550	$42,550
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$80,622	$80,622

Three Months Ended September 30, 2011:
Whole loans	—	$—	$—
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	—	$—	$—

(1)
Whole loans include a whole loan with a pre-modification and post-modification outstanding recorded balance of $21.8 million that have been converted to real-estate owned and will no longer be a TDR after December 31, 2012.

(Back to Index)

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Nine Months Ended September 30, 2012:
Whole loans (1)	6	$168,708	$151,422
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party (2)	1	7,797	7,797
Total loans	8	$214,577	$197,291

Nine Months Ended September 30, 2011:
Whole loans	2	$34,739	$33,073
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable - related party	1	7,981	7,981
Total loans	3	$42,720	$41,054

(1)
Whole loans include a whole loan with a pre-modification and post-modification outstanding recorded balance of $21.8 million that have been converted to real-estate owned and will no longer be a TDR after December 31, 2012.

(2)	Loans receivable - related party has received paydowns in the nine months ended September 30, 2012 and currently has an outstanding balance of $7.4 million as of September 30, 2012
As of September 30, 2012 and December 31, 2011, there were no troubled-debt restructurings that subsequently defaulted.

Investments in Real Estate
The table below summarizes our investments in real estate (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$38,534	2	$38,577	2
Office property	10,149	1	10,149	1
Hotel property	25,500	1	—	—
Subtotal	74,183		48,726
Less: Accumulated depreciation	(1,730)		(699)
Investments in real estate	$72,453		$48,027
Acquisitions.  During the nine months ended September 30, 2012, we foreclosed on one self-originated loan and converted it to an investment in real estate.  During the year ended December 31, 2011, we converted two self-originated loans to investments in real estate and acquired one real estate asset, summarized as follows

(Back to Index)

(Back to Index)

•
On September 6, 2012, we foreclosed on a self-originated loan and converted the loan to equity with a fair value of $25.5 million at acquisition. The loan was collateralized by a 179 unit hotel property in Coconut Grove, Florida. The property was 75% occupied at acquisition.

•
On June 14, 2011, we converted a self-originated loan to equity with a fair value of $22.4 million at acquisition.  The loan was collateralized by a 400 unit multi-family property in Memphis, Tennessee.  The property was 93.8% occupied at acquisition.

•
On June 24, 2011, we converted a self-originated loan to equity with a fair value of $10.7 million at acquisition.  The loan was collateralized by an office building in Pacific Palisades, California.  The property was 60% occupied at acquisition.

•
On August 1, 2011, we, through our subsidiary RCC Real Estate, purchased Whispertree Apartments, a 504 multi-family property located in Houston, Texas, for $18.1 million, the fair value.  The property was 95% occupied at acquisition.  In conjunction with the purchase of this property, we entered into a mortgage in the amount of $13.6 million.

A summary of the aggregate estimated fair value of the assets and liabilities acquired on the respective date of acquisition during the nine months ended September 30, 2012 are presented below (in thousands):

Estimated
Description	Fair Value
Assets acquired:
Investments in real estate	$25,500
Cash and cash equivalents	—
Restricted cash	—
Intangible assets	—
Other assets	(89)
Total assets acquired	25,411
Liabilities assumed:
Accounts payable and other liabilities	3,750
Total liabilities assumed	3,750
Estimated fair value of net assets acquired	$21,661

We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on the new investment in real estate during the nine months ended September 30, 2012. Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively.

During the third quarter of 2011, we accounted for the acquisition of Whispertree Apartments as a business combination in accordance with FASB ASC Topic 805.  In the fourth quarter of 2011, we obtained the final appraisal of the property.  Based on the final appraisal, we adjusted the value of the land and the value of the building by $3.9 million, respectively, as of the acquisition date.  Accordingly, these adjustments were recognized and are reflected in the consolidated financial statements as of September 30, 2012 and December 31, 2011.

Restricted cash.  At September 30, 2012, we had restricted cash of $56.7 million, which consisted of $54.8 million of restricted cash on our six CDOs, $500,000 held in a margin account related to our swap portfolio and $1.4 million held in restricted accounts at our investment properties.  At December 31, 2011, we had restricted cash of $142.8 million, which consisted of $138.1 million of restricted cash on our six CDOs, $1.5 million held in a margin account related to our swap portfolio and $3.2 million held in restricted accounts at our investment properties.  The decrease of $86.1 million is primarily related to new loan settlements in our CDOs, which were a result of the use of restricted cash available for reinvestment prior to the expiration of the reinvestment period for three of our CDOs, Apidos CDO I, Apidos CDO III and RREF CDO 2006-1.  Any subsequent loan paydown proceeds are now used to repay the notes outstanding as stipulated in the indenture.

(Back to Index)

(Back to Index)

Interest Receivable.  At September 30, 2012, we had interest receivable of $7.2 million, which consisted of $7.2 million of interest on our securities and loans and $15,000 of interest earned on escrow and sweep accounts.  At December 31, 2011, we had interest receivable of $8.8 million, which consisted of $8.8 million of interest on our securities, loans and lease receivables and $15,000 of interest earned on escrow and sweep accounts.  The decrease in interest receivable is primarily due to a $1.5 million decrease in interest receivable on structured notes due principally to the sale of 15 positions during the nine months ended September 30, 2012.
Prepaid Expenses.  The following table summarizes our prepaid expenses as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Prepaid taxes	$7,614	$125
Prepaid insurance	616	276
Other prepaid expenses	277	247
Total	$8,507	$648
Prepaid expenses increased $7.9 million to $8.5 million as of September 30, 2012 from $648,000 as of December 31, 2011. The increase resulted primarily from an increase of $7.5 million in prepaid taxes due to the timing of when taxes are paid and higher taxable income from our taxable REIT subsidiaries in 2012.
Other Assets.  The following table summarizes our other assets as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Management fees receivable	$1,248	$1,170
Other receivables	811	1,191
Fixed assets	2,814	979
Principal paydown	11	105
Total	$4,884	$3,445
Other assets increased $1.4 million to $4.9 million as of September 30, 2012 from $3.4 million as of December 31, 2011.  This increase resulted primarily from an increase of $1.8 million of fixed assets due to costs incurred for capital expenditures at our properties.  The increase in other assets was partially offset by a decrease of $379,000 in other receivables due primarily to the repayments of reserve fundings on the note cancellation in RREF CDO 2006-1 and RREF CDO 2007-1 as a result of our repurchases of those notes.

(Back to Index)

(Back to Index)

Hedging Instruments.  Our hedges at September 30, 2012 and December 31, 2011 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at September 30, 2012 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	31,982	4.13%	1/8/08	5/25/16	(2,437)
Interest rate swap	1 month LIBOR	1,681	5.72%	7/12/07	10/1/16	(248)
Interest rate swap	1 month LIBOR	1,880	5.68%	7/13/07	3/12/17	(423)
Interest rate swap	1 month LIBOR	80,437	5.58%	6/26/07	4/25/17	(11,340)
Interest rate swap	1 month LIBOR	1,726	5.65%	7/5/07	7/15/17	(276)
Interest rate swap	1 month LIBOR	3,850	5.65%	7/26/07	7/15/17	(614)
Interest rate swap	1 month LIBOR	4,023	5.41%	8/10/07	7/25/17	(611)
Total CRE Swaps		125,579	5.21%			(15,949)

CMBS Swaps
Interest rate swap	1 month LIBOR	85	0.64%	2/23/11	11/1/13	—
Interest rate swap	1 month LIBOR	27	0.51%	3/18/11	11/1/13	—
Interest rate swap	1 month LIBOR	101	0.55%	3/28/11	11/1/13	—
Interest rate swap	1 month LIBOR	150	0.55%	4/15/11	11/18/13	—
Interest rate swap	1 month LIBOR	2,424	1.11%	4/26/11	1/15/14	(25)
Interest rate swap	1 month LIBOR	3,786	0.84%	3/31/11	1/18/14	(5)
Interest rate swap	1 month LIBOR	3,049	1.93%	2/14/11	5/1/15	(102)
Interest rate swap	1 month LIBOR	749	1.30%	7/19/11	3/18/16	(14)
Interest rate swap	1 month LIBOR	3,004	1.95%	4/11/11	3/18/16	(100)
Total CMBS Swaps		13,375	1.40%			(246)
Total Interest Rate Swaps		$138,954	4.84%			$(16,195)
CMBS – Term Repurchase Facility
In February 2011, our wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of highly-rated CMBS.  The maximum amount of the facility is $100.0 million with a 0.25% structuring fee and an initial two year term with a one year option to extend. We guaranteed RCC Real Estate’s and RCC Commercial’s performance of their obligations under the repurchase agreement.  At September 30, 2012, RCC Real Estate had borrowed $60.7 million (net of $91,000 of deferred debt issuance costs), all of which we had guaranteed.  At September 30, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $73.5 million and a weighted average interest rate of one-month LIBOR plus 1.30%, or 1.56%.  At December 31, 2011, RCC Real Estate had borrowed $55.9 million (net of $494,000 of deferred debt issuance costs), all of which we had guaranteed.  At December 31, 2011, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $64.3 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.54%.

(Back to Index)

(Back to Index)

CRE – Term Repurchase Facilities
On February 27, 2012, we entered into a master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the origination of commercial real estate loans.  The maximum amount of the facility is $150.0 million with an origination fee of 37.5 basis points and an initial 18 month term with two one year options to extend.  We guaranteed RCC Real Estate’s performance of their obligations under the repurchase agreement.  At September 30, 2012, RCC Real Estate had borrowed $28.4 million (net of $479,000 of deferred debt issuance costs), all of which we had guaranteed.  At September 30, 2012, borrowings under the repurchase agreement were secured by commercial real estate loans with an estimated fair value of $39.7 million and a weighted average interest rate of one-month LIBOR plus 2.50%, or 2.74%.  We had no borrowings under this facility as of December 31, 2011.
On March 8, 2005, we entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  We guaranteed RCC Real Estate’s performance of their obligations under the repurchase agreement.  At September 30, 2012, RCC Real Estate had repaid all previous borrowings under this facility.  We had no borrowings under this facility as of December 31, 2011.
Collateralized Debt Obligations
As of September 30, 2012, we had executed and retained equity in six CDO transactions as follows:

•
In October 2011, we closed Apidos CLO VIII, a $350.0 million CLO transaction that provided financing for bank loans.  The investments held by Apidos CLO VIII collateralized $317.6 million of senior notes issued by the CDO vehicle.  Resource TRS III originally purchased a $15.0 million equity interest representing approximately 43% of the outstanding preference shares and subsequently sold $3.5 million to our subsidiary RSO Equity Co, LLC in connection with the sale of Apidos Capital Management by the Manager.  At September 30, 2012, the notes issued to outside investors had a weighted average borrowing rate of 2.28%.

•
In September 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008, an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, $250,000 of the Class J senior notes in January 2010, $5.0 million of the Class A-2 senior notes in August 2011, $5.0 million of the Class A-2 senior notes in September 2011 and $50.0 million of the A1-R notes were repurchased in June 2012 by a clearing broker for us and subsequently paid off.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares. At September 30, 2012, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 0.83%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected.  Through September 30, 2012, $2.9 million of the Class A-1 had been paid down.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  RCC Commercial II holds a $28.0 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2012, the notes issued to outside investors had a weighted average borrowing rate of 0.94%.

•
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in September 2009, $3.5 million of the Class E senior note and $4.0 million of the Class F senior notes in September 2009, $20.0 million of the Class A-1 senior notes in February 2010, $4.3 million of the Class A-1 senior notes in May 2012 and $4.0 million of the Class C senior notes in May 2012.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2012, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 1.42%.  The reinvestment period expired in September 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through September 30, 2012, $29.7 million of the Class A-1 senior notes had been paid down.

(Back to Index)

(Back to Index)

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2012, the notes issued to outside investors had a weighted average borrowing rate of 0.87%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected. Through September 30, 2012, $17.6 million of the Class A-1 senior notes had been paid down.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  RCC Commercial originally purchased a $28.5 million equity interest representing 100% of the outstanding preference shares and during the three months ended June 30, 2012 sold 10% or $2.85 million to our subsidiary RSO Equity Co, LLC in connection with the sale of CVC Credit Partners, formerly Apidos Capital Management, by the Manager.  Our subsidiary, RCC Commercial II, repurchased $2.0 million of the Class B notes in May 2012.  At September 30, 2012, the notes issued to outside investors had a weighted average borrowing rate of 1.14%.  The reinvestment period expired in July 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through September 30, 2012, $87.7 million of the Class A-1 senior notes had been paid down.

On June 21, 2011, we surrendered to the respective trustees, for cancellation without consideration, certain notes issued by RREF CDO 2007-1 and RREF CDO 2006-1.  In RREF CDO 2007-1, we surrendered $7.5 million of the Class B notes, $6.5 million of the Class F notes, $6.25 million of the Class G notes and $10.625 million of the Class H notes.  In RREF CDO 2006-1, we surrendered $6.9 million of the Class B notes, $7.7 million of the Class C notes, $5.52 million of the Class D notes, $7.0 million of the Class E notes and $5.25 million of the Class F notes.  The surrendered notes were cancelled by the trustee under the applicable indentures, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations improves each CDO’s performance with respect to its over-collateralization and interest coverage tests, with which each CDO had complied before cancellation, and secures our long term interest in these structured vehicles.
Trust Preferred Securities
In May and September 2006, we formed Resource Capital Trust I, or RCT I and RCC Trust II, or RCT II, respectively, for the sole purpose of issuing and selling trust preferred securities.  RCT I and RCT II are not consolidated into our consolidated financial statements because we are not deemed to be the primary beneficiary of either trust.  We own 100% of the common shares of each trust, each of which issued $25.0 million of preferred shares to unaffiliated investors.  Our rights as the holder of the common shares of each trust are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise, our economic and voting rights are pari passu with the preferred shareholders.  We record each of our investments in the trusts’ common shares of $774,000 as an investment in unconsolidated trusts and record dividend income upon declaration by each trust.
In October 2009, we amended our unsecured junior subordinated debentures held by RCT I and RCT II with a total value outstanding of $51.5 million.  The amendment provided for an interest rate increase of 2% (from LIBOR plus 3.95% to LIBOR plus 5.95%) on both issuances for a period of two years and a one-time restructuring fee of $250,000 in exchange for the waiver of financial covenants under our guarantee.  The interest rate adjustment took effect as of October 1, 2009 and expired on September 30, 2011.  The rates for RCT I and RCT II at September 30, 2012, were 4.41% and 4.40%, respectively and 4.32% and 4.38% at December 31, 2011, respectively.  The covenant waiver expired on January 1, 2012.  The junior subordinated debentures debt issuance costs are included in borrowings in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at September 30, 2012 were $381,000 and $400,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2011 were $450,000 and $467,000, respectively.

Stockholders’ Equity
Stockholders’ equity at September 30, 2012 was $587.5 million and gave effect to $17.2 million of unrealized losses on our cash flow hedges and $15.7 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2011 was $429.7 million and gave effect to $14.3 million of unrealized losses on cash flow hedges and $32.0 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive.  The increase in stockholder’s equity during the nine months ended September 30, 2012 was principally due to the proceeds from sales of our common stock through our common stock offering and DRIP, the initial issuance of Series A 8.5% Preferred Stock in June 2012 and sales through our ATM Preferred Stock sales.

(Back to Index)

(Back to Index)

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
The following table reconciles GAAP net income to FFO and AFFO for the periods presented (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012 (1)	September 30, 2012 (1)
Net income allocable to common shares - GAAP	$18,152	$49,058
Adjustments:
Real estate depreciation and amortization	536	2,025
Gains on sales of property (1)	(353)	(1,440)
FFO	18,335	49,643
Adjustments:
Non-cash items:
Provisions for loan losses	40	4,508
Amortization of deferred costs (non real estate) and intangible assets	1,765	5,756
Equity investment losses	1,025	2,300
Share-based compensation	1,404	3,412
Impairment losses on real property held for sale	10	180
Straight line rental adjustments	2	14
Gain on the extinguishment of debt	—	(1,835)
Cash items:
Gains on sales of joint venture real estate interests (2)	353	1,440
Gain on the extinguishment of debt	663	663
Capital expenditures	(591)	(2,255)
AFFO	$23,006	$63,826

Weighted average shares – diluted	89,966	85,365

AFFO per share – diluted	$0.26	$0.75

(1)
We disclosed FFO in the comparable periods of $16.2 million and $40.2 million for the three and nine months ended September 30, 2011. Comparative AFFO data is not provided since we did not present these metrics in the comparable periods of 2011.

(2)	Amount represents gains on sales of joint venture real estate interests from a joint venture that were recorded by us.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
As of September 30, 2012, our principal sources of current liquidity are proceeds from the sale of common stock through our September common stock offering and DRIP, proceeds from our offering of 8.5% Series A Preferred Stock and proceeds from our ATM preferred stock program as well as funds available in exiting CDO financings of $54.8 million and cash flow from operations.  For the three months ended September 30, 2012, we received $55.6 million from our September common stock offering and over-allotment exercise, $18.1 million of DRIP proceeds and $9.7 million of preferred stock sales proceeds, all of which are included in our $112.7 million of unrestricted cash at September 30, 2012.  In addition, we have capital available through two CRE term facilities to help finance the purchase of CMBS securities and origination of commercial real estate loans of $39.2 million and $121.1 million, respectively.  As of December 31, 2011, our principal sources of current liquidity were $46.6 million of net proceeds from our March 2011 offering, $83.6 million of proceeds from sales of common stock through our DRIP and funds available in existing CDO financings of $110.9 million and cash flow from operations.
Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through September 30, 2012, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.
The following table sets forth collateralized debt obligations – distributions and coverage test summary for the periods presented (in thousands):

		Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
		Year Ended	Nine Months Ended	As of	As of	As of Initial
		December 31,	September 30,	September 30,	September 30,	Measurement
Name	CDO Type	2011 (1)	2012 (1)	2012 (2) (3)	2012 (4)	Date
		(actual)	(actual)
Apidos CDO I (5)	CLO	$9,305	$6,257	$6,326	$13,833	$17,136
Apidos CDO III (6)	CLO	$8,351	$6,161	$3,518	$9,634	$11,269
Apidos Cinco CDO	CLO	$9,941	$7,924	$6,147	$18,930	$17,774
Apidos CLO VIII (7)	CLO	$—	$4,119	$4,200	$14,610	$13,657
RREF 2006-1(8)	CRE CDO	$11,637	$12,237	$11,421	$45,799	$24,941
RREF 2007-1(9)	CRE CDO	$10,743	$10,099	$12,036	$34,845	$26,032

(1)	Distributions on retained equity interests in CDOs (comprised of note investments and preference share ownership).

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)	Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to RSO’s preference shares.

(4)	Overcollateralization cushion represents the amount by which the collateral held by the CDO issuer exceeds the maximum amount required.

(5)	Apidos CDO I reinvestment period expired in July 2011.

(6)	Apidos CDO III reinvestment period expired in June 2012.

(7)	Apidos CLO VIII, which closed in October 2011, distributions include $757,000 in subordinated management fees; RSO’s 43% ownership of preference share was $15.0 million.

(8)	RREF CDO 2006-1 reinvestment period expired in September 2011.

(9)	RREF CDO 2007-1 reinvestment period expired in June 2012.

(Back to Index)

(Back to Index)

At October 26, 2012, after paying the third quarter common stock dividend, our liquidity is provided by two primary sources:

•	unrestricted cash and cash equivalents of $98.9 million, restricted cash of $500,000 in margin call accounts and $1.4 million in the form of real estate escrows, reserves and deposits; and

•
capital available for reinvestment in six CDO entities of $23.3 million, of which $775,000 is designated to finance future funding commitments on CRE loans, loan principal repayments that will pay down outstanding CLO notes of $41.2 million and $8.7 million in interest collections.

In addition, we have funds available through two CRE term facilities to finance the purchase of CMBS securities and origination of commercial real estate loans of $42.0 million and $121.1 million, respectively.
Our leverage ratio may vary as a result of the various funding strategies we use.  As of September 30, 2012 and December 31, 2011, our leverage ratio was 2.9 times and 4.2 times, respectively.  The decrease in leverage ratio was primarily due to the repayment of our CDO notes and equity offering proceeds received through our common stock offering, DRIP and preferred stock issuances which were partially offset by borrowings under our Wells Fargo CMBS and Wells Fargo CRE repurchase facilities.
Distributions
In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.  On September 17, 2012, we declared a quarterly distribution of $0.20 per share of common stock, $19.9 million in the aggregate, which was paid on October 26, 2012 to stockholders of record as of September 28, 2012.

Contractual Obligations and Commitments

	Contractual Commitments (dollars in thousands) Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
CDOs (1)	$1,529,839	$—	$—	$—	$1,529,839
Repurchase Agreements(2)	89,190	89,190	—	—	—
Unsecured junior subordinated debentures (3)	50,767	—	—	—	50,767
Mortgage payable	13,600	—	—	—	13,600
Base management fees (4)	9,225	9,225	—	—	—
Total	$1,692,621	$98,415	$—	$—	$1,594,206

(1)
Contractual commitments do not include $5.8 million, $8.2 million, $6.3 million, $9.9 million, $15.9 million and $44.5 million of interest expense payable through the non-call dates of July 2010, May 2011, June 2011, August 2011 and June 2012, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1, RREF 2007-1 and Apidos CLO VIII.  The non-call date represents the earliest period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitments include $89,000 of interest expense payable through the maturity date of October 18, 2012 on our repurchase agreements.

(3)
Contractual commitments do not include $47.0 million and $47.7 million of interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

At September 30, 2012, we had 16 interest rate swap contracts with a notional value of $139.0 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of September 30, 2012, the average fixed pay rate of our interest rate hedges was 4.84% and our receive rate was one-month LIBOR, or 0.22%.

(Back to Index)

Off-Balance Sheet Arrangements
As of September 30, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes.  Further, as of December 31, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
We have certain unfunded commitments related to our commercial real estate loan portfolio that we may be required to fund in the future.  Our unfunded commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria.  Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.  As of September 30, 2012, we had eight loans with unfunded commitments totaling $10.1 million, of which $775,000 will be funded by restricted cash in RREF CDO 2007-1, with the balance funded by unrestricted cash.
On November 16, 2011, as described in “Financial Condition”, we, together with LEAF Financial and LCC, entered into a stock purchase agreement and related agreements.  Pursuant to the stock purchase agreement, we and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LRF 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes.  See "Financial Condition - Investment portfolio: Investment in Unconsolidated Entities."

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2012 and December 31, 2011, the primary component of our market risk was interest rate risk, as described below.  While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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
The following sensitivity analysis tables show, at September 30, 2012 and December 31, 2011, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	September 30, 2012
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$162,412	$159,304	$156,317
Change in fair value	$3,108		$(2,987)
Change as a percent of fair value	1.95%		1.88%

Hedging instruments:
Fair value	$(18,570)	$(16,195)	$(11,216)
Change in fair value	$(2,375)		$4,979
Change as a percent of fair value	14.67%		30.74%

(Back to Index)

(Back to Index)

	December 31, 2011
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$121,534	$119,274	$117,101
Change in fair value	$2,260		$(2,173)
Change as a percent of fair value	1.89%		1.82%

Hedging instruments:
Fair value	$(18,851)	$(13,210)	$(6,782)
Change in fair value	$(5,641)		$6,428
Change as a percent of fair value	42.70%		48.66%

(1)	Includes the fair value of available-for-sale investments that are sensitive to interest rate change.
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

(Back to Index)

(Back to Index)

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
Changes in Internal Control of Financial Reporting
There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles Supplementary for 8.50% Series A Cumulative Redeemable Preferred Stock (16)
3.1(c)	Articles Supplementary for 8.50% Series A Cumulative Redeemable Preferred Stock (17)
3.1(d)	Articles Supplementary for 8.25% Series B Cumulative Redeemable Preferred Stock (18)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (1)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock (18)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
10.1(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (4)
10.1(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (5)

(Back to Index)

(Back to Index)

10.1(c)	Second Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of August 17, 2010. (8)
10.1(d)	Third Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of February 24, 2011. (11)
10.1(e)	Fourth Amendment to Amended and Restated Management Agreement (12)
10.1(f)	Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 13, 2012. (15)
10.2(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
10.2(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
10.3	2005 Stock Incentive Plan. (1)
10.4	Amended and Restated 2007 Omnibus Equity Compensation Plan. (7)
10.5	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
10.6	Revolving Judgment Note and Security Agreement between Resource Capital Corp and RCC Real Estate and the Bancorp Bank, dated July 7, 2011 (13)
10.7	At-the-Market Issuance Sale Agreement, dated June 28, 2012 among Resource Capital Corp., Resource Capital Manager and MLV & Co. LLC (20)
10.7(a)	Master Repurchase and Securities Contract for $150 million between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated February 27, 2012 (19)
10.7(b)	Guaranty Agreement made by Resource Capital Corp., as guarantor, in favor of Wells Fargo Bank, National Association (19)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2010.

(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2011.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 20, 2012.

(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 7, 2011.

(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.

(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.

(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.

(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.

(18)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 28, 2012.

(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.

(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

Date: November 8, 2012	By:	/s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

Date: November 8, 2012	By:	/s/ David J. Bryant
David J. Bryant
Chief Financial Officer and Chief Accounting Officer

(Back to Index)