Form 10-K
period 2012-12-31
Resource Capital Corp.
filed 2013-03-18
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission File Number: 1-32733
RESOURCE CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20-2287134
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

712 5th Avenue, 12th Floor, New York, New York 10019
(Address of principal executive offices) (Zip code)

(212) 506-3870
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	New York Stock Exchange
8.50% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange
8.25 Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2012) was approximately $431,154,131.
The number of outstanding shares of the registrant’s common stock on March 8, 2013 was 108,034,955 shares.

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

Forward-looking statements contained in this report are based on our beliefs, assumptions and expectations regarding our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•
the factors described in this report, including those set forth under the sections captioned “Risk Factors,” “Business,” and “Management's Discussion and Analysis of Financial Conditions and Results of Operations;”

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

(Back to Index)

(Back to Index)

PART I

ITEM I .	BUSINESS
General
We are a diversified real estate finance company that is organized and conducts our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended. Our investment strategy focuses on commercial real estate, and commercial real estate-related assets and, to a lesser extent, commercial finance assets. We invest in the following asset classes: commercial real estate-related assets such as commercial real estate property, whole loans, A-notes, B-notes, mezzanine loans, commercial mortgage-backed securities and investments in real estate joint ventures as well as commercial finance assets such as bank loans, lease receivables and other asset-backed securities, trust preferred securities, debt tranches of collateralize debt obligations, structured note investments and private equity investment principally issued by financial institutions. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy. We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and have sought to mitigate interest rate risk through derivative instruments.
We are externally managed by Resource Capital Manager, Inc., which we refer to as the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, commercial finance and financial fund management operating segments. As of December 31, 2012, Resource America managed approximately $15.3 billion of assets in these sectors. To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.
Our investments target the following asset classes:

Asset Class	Principal Investments

Commercial real estate-related assets	•	First mortgage loans, which we refer to as whole loans;
	•	First priority interests in first mortgage real estate loans, which we refer to as A notes;
	•	Subordinated interests in first mortgage real estate loans, which we refer to as B notes;
	•	Mezzanine debt related to commercial real estate that is senior to the borrower's equity position but subordinated to other third-party debt;
	•	Commercial mortgage-backed securities, which we refer to as CMBS; and
	•	Commercial real estate, or CRE, primarily multifamily properties.

Commercial finance assets	•	Senior secured corporate loans, which we refer to as bank loans;
	•	Asset-backed securities, backed by senior secured corporate loans;
	•	Debt tranches of collateralized debt obligations and collateralized loan obligations, which we refer to as CDOs and CLOs, respectively;
	•	Structured note investments and residential mortgage-backed securities, which we refer to as RMBS, which comprise our trading securities portfolio; and
	•	Preferred equity investment in a commercial leasing enterprise comprised of small- and middle-ticket commercial direct financing leases and notes.
During 2011 and 2012, the economic environment became more positive in the United States which resulted in several positive operating developments for us. Our ability to access the capital markets improved as we raised $73.0 million through our dividend reinvestment and share purchase program, or DRIP, $50.2 million through a common stock offering in September 2012 and $43.1 million through our preferred stock issuances in 2012. Our asset quality stabilized, resulting in substantial decreases in 2012 in both our provision for loan losses and asset impairments combined (to $16.8 million in 2012 from $20.8 million in 2011), and a substantial improvement in other comprehensive income in losses with respect to our available-for-sale portfolio and interest rate derivatives (to $27.1 million in 2012 from $46.3 million in 2011), which we attribute principally to an improving recovery in financial markets as well as expired derivatives contracts.

(Back to Index)

(Back to Index)

Beginning 2011, we began to see a loosening of the credit markets and were able to take advantage of the situation by establishing several new financing arrangements, a trend that continued in 2012 when we closed two financing facilities totaling $250.0 million with Wells Fargo Bank.
In terms of our investments and investment portfolio growth, we continued to see increased opportunities to deploy our capital. We began to cautiously reenter the CRE lending market late in 2010 and through December 2012 have closed on 26 new whole loans totaling $314.8 million. We also purchased 14 newly-underwritten CMBS for $51.4 million during the 12 months ended December 31, 2012 through our Wells Fargo CMBS borrowing facility. In addition, we purchased 13 newly-underwritten CMBS for $63.2 million during the 12 months ended December 31, 2012, of which four bonds were acquired through short-term repurchase facilities and the balance were purchased directly. In October 2012, we purchased an equity interest in a CLO, Whitney CLO I, that we believe will augment our returns from the acquisition in February 2011 of a company that manages bank loan assets, including Whitney CLO I. Based upon these recent asset purchases and credit market events, we expect to be able to invest a significant portion of our unrestricted and available restricted cash balances and, as a result, continue to grow our net interest income and other revenues in 2013.
Historically, we have calculated distributions to our shareholders based on our estimate of REIT taxable income. Because of our investments in CRE and the resulting significant tax depreciation charges, we now compute and reflect Funds from Operations, or FFO, and use Adjusted Funds from Operations, or AFFO, as our primary operating measures to determine distributions to shareholders, in addition to net income and REIT taxable income. We expect that our FFO will be greater than our net income under generally accepted accounting principles, or GAAP, primarily because real estate related depreciation and amortization and other non-cash charges are not deducted in the calculation of these measures. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts as net income (computed in accordance with GAAP), excluding gains or losses on the sale of depreciable real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/uncombined partnerships and joint ventures. We calculate AFFO by adding or subtracting from FFO the non-cash impacts of the following: non-cash impairment losses resulting from fair value adjustments on financial instruments, provision for loan losses, non-economic income related to variable interest entity, or VIE, accounting, gains on the extinguishment of debt, equity investment losses, straight-line rental effects, share based compensation, amortization of various deferred items and intangible assets, gains on sales of property through a joint venture in addition to the cash impact of capital expenditures that are related to our real estate owned. Management believes that FFO and AFFO are appropriate measures of our operating performance in that they are frequently used by analysts, investors and other parties in the evaluation of REITs.
Our Business Strategy
The core components of our business strategy are:
Investment in real estate and commercial finance assets. We expect to seek portfolio growth through investments in commercial real estate whole loans, B notes, mezzanine debt, CMBS rated below AAA by Standard & Poors, or S&P, commercial finance assets, including bank loans and to a lesser extent, other ABS, structured note investments and debt tranches of CDOs and CLOs, subject to the availability of investment funds and financing. Our equity at December 31, 2012 was invested 83% in commercial real estate loans, 15% in commercial bank loans, and 2% in other investments.
Managing our investment portfolio. As of December 31, 2012, we managed $2.5 billion of assets, including $2.0 billion of assets financed and held in CDOs. The core of our management process is credit analysis which we use to actively monitor our existing investments and as a basis for evaluating new investments. Senior management of our Manager and Resource America has extensive experience in underwriting the credit risk associated with our targeted asset classes and conducts detailed due diligence on all credit-sensitive investments, including the use of proprietary credit stratifications and collateral stress analysis. After making an investment, the Manager and Resource America engage in active monitoring of our investments for early detection of troubled and deteriorating assets. If a default occurs, we will use our senior management team's asset management experience in seeking to mitigate the severity of any losses, and we seek to optimize the recovery from assets if we foreclose upon them.
Managing our interest rate and liquidity risk. We generally seek to manage interest rate and liquidity risk so as to reduce the effects of interest rate changes on us. On our long-term financing, we seek to match the maturity and repricing dates of our investments with the maturities and repricing dates of our financing. Historically, we have used CDO vehicles structured for us by our Manager to achieve this goal. From 2008 through 2012, we financed new investments predominantly through existing capacity in our CDOs or through cash available from principal repayments on or payoffs of existing investments. As credit markets have reopened, we expect to continue to use new leverage to conservatively finance new investments. We also seek to mitigate interest rate risk through the use of derivative instruments, principally interest rate swaps and interest rate caps.

(Back to Index)

(Back to Index)

We manage our interest rate and liquidity risk on our short-term financing, principally repurchase agreements, by limiting the amount of our financial exposure under the facilities to either a stated investment amount or a fixed guaranty amount. During the past 12 months, as a result of our existing Wells Fargo CMBS facility, we had $47.5 million of short-term debt and $10.2 million of derivative instruments associated with this debt. With respect to our new Wells Fargo CRE facility, we had a balance of $58.8 million of short-term debt. We also had a balance of $13.2 million on short-term 30 day repurchase agreements with various counterparties to finance the purchase of CMBS as of December 31, 2012 . These borrowings were made on a floating rate basis, which matched the underlying asset collateral on the same floating rate basis, which inherently mitigates interest rate risk on these financed investments.
Debt repurchase. We have been able to take advantage of market illiquidity for existing CDOs that resulted in limited trading of CDO notes issued in our two CRE CDO securitizations by buying these debt securities at substantial discounts to par. This strategy, which has generated gains on the extinguishment of the debt, has allowed us to mitigate credit losses in our loan and lease portfolio and impairment losses in our investment securities portfolio. In 2012, we bought $85.1 million par value of our CRE CDO debt for approximately $67.3 million, a discount to par of 21%. In addition, we bought $2.0 million par value of our CLO debt for approximately $1.7 million, a discount to par of 15%. As a result, our gain on the extinguishment of debt for 2012 was $16.7 million which substantially offset the credit and impairment losses we realized in 2012.
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
We have historically used borrowing and securitization strategies, substantially through CDOs, to accomplish our long-term match funding financing strategy. Credit market conditions during the past several years had limited our ability to execute our long term financing strategy using CDOs or CLOs or other types of financing. However, we began to see positive developments in credit markets during 2011 and we have been able to access new financing, principally bank credit facilities. As a result of recent improvements in our ability to access credit markets, we expect to cautiously use leverage through our two Wells Fargo facilities, and to use other credit arrangements that may be available to us to finance new investments where we believe we can achieve attractive risk-adjusted returns.
Hedging and interest rate management strategy. We use derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings. Under the federal income tax laws applicable to REITs, we generally will be able to enter into transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, provided that our total gross income from such hedges and other non-qualifying sources does not exceed 25% of our total gross income. These hedging transactions may include interest rate swaps, collars, caps or floors, puts and calls and options.
Credit and risk management policies. Our Manager focuses its attention on credit and risk assessment from the earliest stage of the investment selection process. In addition, the Manager screens and monitors all potential investments to determine their impact on maintaining our REIT qualification under federal income tax laws and our exclusion from investment company status under the Investment Company Act of 1940. Risks related to portfolio management, including the management of risks related to credit losses, interest rate volatility, liquidity and counterparty credit are generally managed on a portfolio-by-portfolio basis by each of Resource America's asset management divisions, although there is often interaction and cooperation between divisions in this process.

(Back to Index)

(Back to Index)

Our Investment Strategy
General
The following table describes our investment-class allocations and certain characteristics of each class as of December 31, 2012 (dollars in thousands):

	Amortized cost	Estimated fair value (1)	Percent of portfolio	Weighted average coupon
Loans Held for Investment:
Commercial real estate loans:
Whole loans	$533,938	$528,778	23.70%	4.98%
Mezzanine loans	82,786	83,010	3.72%	4.92%
B notes	16,327	16,187	0.73%	8.68%
Bank loans	1,178,420	1,168,715	52.38%	4.35%
Loans receivable-related party	8,324	8,324	0.37%	8.35%
	1,819,795	1,805,014	80.90%
Loans held for sale:
Bank loans	14,894	14,894	0.67%	3.74%
Commercial loans	34,000	34,000	1.52%	2.77%
	48,894	48,894	2.19%
Investments in Available-for-Sale Securities:
CMBS	182,828	170,815	7.66%	4.56%
Corporate bonds	33,767	33,700	1.51%	3.33%
ABS (2)	26,479	27,075	1.21%	2.05%
	243,074	231,590	10.38%
Investment Securities-Trading:
Structured notes	9,413	19,279	0.86%	N/A (3)
RMBS	6,047	5,564	0.25%	N/A (3)
	15,460	24,843	1.11%
Other (non-interest bearing):
Investment in real estate	75,386	75,386	3.38%	N/A
Investment in unconsolidated entities	45,413	45,413	2.04%	N/A
	120,799	120,799	5.42%
Total portfolio/weighted average	$2,248,022	$2,231,140	100.00%

(1)
The fair value of our investments represents our management's estimate of the price that a market participant would pay for such assets. Management bases this estimate on the underlying interest rates and credit spreads for fixed-rate securities and, to the extent available, quoted market prices.

(2)	ABS includes both ABS and Other ABS investments. The fair value of the ABS includes $23,000 fair value for Other ABS at December 31, 2012.

(3)	There is no stated rate associated with these securities.
Commercial Real Estate-Related Investments
Whole loans.  We originate primarily first mortgage loans, or whole loans, directly to borrowers. The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with the borrowers. We may create senior tranches of a loan, consisting of an A note (described below), B notes (described below), mezzanine loans or other participations, which we may hold or sell to third parties. We do not obtain ratings on these investments. At origination, our whole loan investments had loan to value, or LTV, ratios of up to 80%. We expect to hold our whole loans to their maturity. Since the beginning of 2008 through December 31, 2012, we modified 27 commercial real estate loans, or CRE loans.
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
Mezzanine financing.  We invest in mezzanine loans that are senior to the borrower's equity in, and subordinate to a first mortgage loan on, a property. These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Our mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. Historically, at inception, our mezzanine investments had LTV ratios between 65% and 90%. We expect the stated maturity of our mezzanine financings to range from three to five years. Mezzanine loans may have maturities that match the maturity of the related mortgage loans but may have shorter or longer terms. We expect to hold these investments to maturity.

(Back to Index)

(Back to Index)

The following charts describe the loan type, property type and the geographic breakdown of our commercial real estate loan portfolio as of December 31, 2012 (based on par value):
Loan Type

Property Type

(Back to Index)

(Back to Index)

Geographic Area by State

As these charts demonstrate, our portfolio contains a diversified mix of property types with approximately 88% of the portfolio focusing on four types: Multifamily−36%, Hotel−19%, Retail−17% and Office−16%.
Our geographic mix includes approximately 48% of our portfolio in California, which we split into Southern (34%) and Northern (14%) regions. Within the Southern California region, we have 98% of our portfolio in whole loans with 79% in four property types, Multifamily−27%, Hotel−23%, Retail−15% and Office−14%. Within the Northern California region, we have 93% of our portfolio in whole loans with 97% in three property types: Multifamily−36%, Office−34% and Retail−27%. As noted in these statistics, this portfolio is made up primarily of whole loans where we are able to better control the structure of the loan and maintain a direct lending relationship with the borrower. We view the investment and credit strategy as being adequately diversified across property type and loan type across both the Southern and Northern California regions.
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
Commercial Real Estate Investments
In 2011, we began to invest directly in the ownership of commercial real estate as we restructured two real estate loans to take control of properties where we believe we can protect capital and ultimately generate capital appreciation. We also acquired two multifamily real estate assets, one through a joint venture and another as wholly-owned by us. We primarily use a related party, Resource Real Estate, a subsidiary of Resource America to manage these assets on our behalf.

(Back to Index)

(Back to Index)

Other Real Estate Investments
We invest in joint ventures and other interests that finance the acquisition of distressed commercial properties and mortgage loans on distressed commercial properties. These interests have the objective of repositioning the directly owned properties and the collateral underlying the mortgages, where applicable, to enhance their value and realize capital appreciation. During 2012, these investments did not constitute a material portion of our assets.  During 2013, depending upon our capital position, credit market conditions and the availability of investment opportunities, we will continue to seek these types of investments. Our investment is included in investments in unconsolidated subsidiaries at December 31, 2012 on our consolidated balance sheet.
Structured note investments and Residential Real Estate-Related Investments, or RMBS
We invest in structured note investments and RMBS as part of our trading portfolio.  Structured note investments are investments in structured finance vehicles, principally CLO equity, which we have classified as trading securities.  These securities are typically subordinate to investment grade or non-investment grade assets.  The majority of our structured notes have not been rated by any nationally recognized rating agencies.  These bonds pay subordinated share payments typically quarterly and payments are determined through the waterfall of the structured vehicle in which we have purchased an interest.  We also invest in RMBS, which are securities that are secured by or evidence by good interests in a pool of residential mortgage loans.  These securities may be issued by government-sponsored agencies or other entities and may or may not be rated investment grade by rating agencies.  We expect that our RMBS will include loan pools with home equity loans (loans that are secured by subordinate liens), residential B or C loans (loans where the borrower's FICO score, a measure used to rate the financial strength of the borrower, is low, generally below 625), “Alt-A” loans (where the borrower's FICO score is between 675 and 725) and “high LTV” loans (loans where the LTV 95% or greater).
Commercial Finance Investments
Subject to limitations imposed by REIT qualification standards and requirements for exclusion from regulation under the Investment Company Act of 1940, which we refer to as the Investment Company Act, we may invest in the following commercial finance assets:
Bank loans.  We acquire senior and subordinated, secured and unsecured loans made by banks or other financial entities. Bank loans may also include revolving credit facilities, under which the lender is obligated to advance funds to the borrower under the credit facility as requested by the borrower from time to time. We expect that some amount of these loans will be secured by mortgages and liens on the assets of the borrowers. Certain of these loans may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. These loans may include restrictive financial and operating covenants. The following chart describes the industry breakdown of our bank loans as of December 31, 2012 (based on par value):

(Back to Index)

(Back to Index)

Bank Loans by Industry

(1)    All others is made up of the following industries (by percentage):

Personal and Non Durable Consumer Products (Mfg. Only)	2.8%
Aerospace and Defense	2.6%
Finance	2.4%
CDO	2.2%
Mining, Steel, Iron and Non-Precious Metals	2.1%
Diversified/Conglomerate Manufacturing	1.9%
Buildings and Real Estate	1.9%
Containers, Packaging and Glass	1.9%
Utilities	1.4%
Beverage, Food and Tobacco	1.2%
Cargo Transport	1.2%
Diversified Natural Resources, Precious Metals and Minerals	0.8%
Insurance	0.7%
Oil and Gas	0.7%
Ecological	0.4%
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	0.4%
Grocery	0.3%
Farming and Agriculture	0.3%
Packaging and Forest Products	0.2%
Banking, Finance, Insurance & Real Estate	0.2%
Structured Finance Obligations	0.1%
Textiles and Leather	0.1%
Consumer Non-Durables	0.1%
Home and Office Furnishings, Housewares, and Durable Consumer Products	0.1%

(Back to Index)

(Back to Index)

Preferred equity.  We have a preferred equity investment in a leasing company that invests in small- and middle-ticket full payout lease receivables. Although previously we had maintained a lease receivable portfolio, we transferred that portfolio to the leasing company in return for the preferred equity interest. We do not expect to invest in a directly-held leasing portfolio for the foreseeable future.
Trust preferred securities and other ABS.  We have one investment (less than 0.1% of our total assets) in trust preferred securities. Trust preferred securities are issued by a special purpose trust that holds a subordinated debenture or other debt obligation issued by a company to the trust. The sponsoring company holds the equity interest in the trust, with the preferred securities of the trust being sold to investors. The trust invests the proceeds of the preferred securities in the sponsoring company through the purchase of a debenture issued by it that tracks the terms of the trust preferred securities. Issuers of trust preferred securities have been generally affiliated with financial institutions because, under then-existing regulatory and tax structures, unlike the proceeds from debt securities, the proceeds from trust preferred securities could be treated as primary regulatory capital by the financial institution, while it could deduct the interest it paid on the debt obligation held by the trust from its income for federal income tax purposes.
Competition
See Item 1A “Risk Factors -Risks Relating to Our Business.”
Management Agreement
We have a management agreement with the Manager and Resource America under which the Manager provides the day-to-day management of our operations. The agreement was amended several times and was then superseded by a second amended and restated Management Agreement on June 14, 2012. The management agreement requires the Manager to manage our business affairs in conformity with the policies and the investment guidelines established by our board of directors. The Manager's role as manager is under the supervision and direction of our board of directors. The Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities, and providing us with investment advisory services. The Manager also provides us with a Chairman of the Board, a Chief Financial Officer, several accounting professionals and an investor relations officer (on a shared basis). The Manager receives fees and is reimbursed for its expenses as follows:

•
A monthly base management fee equal to 1/12th of the amount of our equity multiplied by 1.50%. Under the management agreement, ''equity'' is equal to the net proceeds from any issuance of shares of common stock less offering-related costs, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts we have paid for common stock repurchases. The calculation is adjusted for one-time events due to changes in accounting principles generally accepted in the United States, which we refer to as GAAP, as well as other non-cash charges, upon approval of our independent directors.

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

•
Reimbursement of the Manager for the expense of the wages, salaries and benefits of our Chairman, our Chief Financial Officer and several accounting professionals and 50% of the salary and benefits of the director of investor relations.

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

(Back to Index)

(Back to Index)

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
As amended, the management agreement has an initial term ending on March 31, 2013. The agreement provides for automatic one year renewals on each March 31 thereafter until terminated. Our board of directors reviews the Manager's performance annually. The management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to the Manager are not fair, subject to the Manager's right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our board of directors must provide 180 days' prior notice of any such termination. If we terminate the management agreement, the Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.
We may also terminate the management agreement for cause with 30 days' prior written notice from our board of directors. No termination fee is payable with respect to a termination for cause. The management agreement defines cause as:

•	the Manager's continued material breach of any provision of the management agreement following a period of 30 days after written notice thereof;

•	the Manager's fraud, misappropriation of funds, or embezzlement against us;

•	the Manager's gross negligence in the performance of its duties under the management agreement;

•	the bankruptcy or insolvency of the Manager, or the filing of a voluntary bankruptcy petition by the Manager;

•	the dissolution of the Manager; and

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
The management agreement will terminate at the Manager's option, without payment of the termination fee, if we become regulated as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event.
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
We believe that RCC Real Estate, Inc., the subsidiary that as of December 31, 2012 held all of our commercial real estate loan assets, is excluded from Investment Company Act regulation under Sections 3(c)(5)(C) and 3(c)(6), provisions designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of RCC Real Estate's assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act, and interests in real properties, which we refer to as “qualifying real estate assets.” Moreover, 80% of RCC Real Estate's assets must consist of qualifying real estate assets and other real estate-related assets. RCC Real Estate has not issued, and does not intend to issue, redeemable securities.

(Back to Index)

(Back to Index)

We treat our investments in whole mortgage loans, specific types of B notes and specific types of mezzanine loans as qualifying real estate assets for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the SEC or its staff. We believe that SEC staff guidance allows us to treat B notes as qualifying real estate assets where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A note in the event of a default on the mortgage loan. We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as qualifying real estate assets where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral, and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property is set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan. If the SEC staff provides future guidance that these investments are not qualifying real estate assets, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate. Historically, we have held “whole pool certificates” in mortgage loans, although, at December 31, 2012 and 2011, we had no whole pool certificates in our portfolios. Pursuant to existing SEC staff guidance, we consider whole pool certificates to be qualifying real estate assets. A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans. By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test. We do not expect that investments in CDOs, ABS, bank loans, lease receivables, trust preferred securities and private equity will constitute qualifying real estate assets. Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets. Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of RCC Real Estate's assets.
To the extent RCC Real Estate holds its commercial real estate loan assets through wholly or majority-owned CDO subsidiaries, RCC Real Estate also intends to conduct its operations so that it will not come within the definition of an investment company set forth in Section 3(a)(1)(C) of the Investment Company Act because less than 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis will consist of “investment securities,” which we refer to as the 40% test. “Investment securities” exclude U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Certain of the wholly-owned CDO subsidiaries of RCC Real Estate rely on Section 3(c)(5)(C) for their Investment Company Act exemption, with the result that RCC Real Estate's interests in the CDO subsidiaries do not constitute “investment securities” for the purpose of the 40% test.
Of our other subsidiaries, RCC Commercial, Inc., or RCC Commercial, RCC Commercial II, Inc., or RCC Commercial II, Resource TRS, Inc., or Resource TRS, Resource TRS III, Inc. or Resource TRS III, and Resource TRS V, Inc., or Resource TRS V, do not qualify for the Section 3(c)(5)(C) exclusion. However, we believe they qualify for exclusion under either Section 3(c)(1) or 3(c)(7). As required by these exclusions, we will not allow either entity to make, or propose to make, a public offering of its securities. In addition, with respect to those subsidiaries for which we rely upon the Section 3(c)(1) exclusion, and as required thereby, we limit the number of holders of their securities to not more than 100 persons calculated in accordance with the attribution rules of Section 3(c)(1) and, with respect to those subsidiaries for which we rely on the Section 3(c)(7) exclusion, and as required thereby, we limit ownership of their securities to “qualified purchasers.” If we form other subsidiaries, we must ensure that they qualify for an exemption or exclusion from regulation under the Investment Company Act. One other subsidiary, Resource TRS II, Inc. is an operating company which accordingly does not own investment securities, and Resource TRS V holds real estate and thus qualifies for a Section 3(c)(5)(C) exemption.
Moreover, we must ensure that Resource Capital Corp. itself qualifies for an exclusion from regulation under the Investment Company Act. We will do so by monitoring the value of our interests in our subsidiaries so that we can ensure that Resource Capital Corp. meets the 40% test. Our interest in RCC Real Estate does not constitute an “investment security” for purposes of the 40% test, but our interests in RCC Commercial, RCC Commercial II, Resource TRS, Resource TRS III and Resource TRS V do. Accordingly, we must monitor the value of our interest in these subsidiaries to ensure that the value of our interests in them never exceeds 40% of the value of our total assets.

(Back to Index)

(Back to Index)

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
Employees
We have no direct employees. Under our management agreement, the Manager provides us with all management and support personnel, including a Chief Financial Officer, and services necessary for our day-to-day operations. To provide its services, the Manager draws upon the expertise and experience of Resource America. In April 2012, Resource America completed a sale of its equity interests in Apidos Capital Management, LLC (“Apidos”) and formed a joint venture, CVC Credit Partners, in which it has retained a 33% partnership interest. CVC Credit Partners is a joint venture between our Manager's parent and an unrelated third-party and manages our bank loan business and related CLOs. As of December 31, 2012, Resource America had 612 employees involved in asset management, including 57 asset management professionals and 555 support personnel. Under our management agreement, the Manager must provide us with our Chairman, our Chief Financial Officer and several accounting professionals, each of whom is exclusively dedicated to our operations, as well as a director of investor relations who is 50% dedicated to our operations. Under the amendment, we bear the expense of the wages, salaries and benefits of our Chairman, our Chief Financial Officer and the accounting professionals dedicated to us, and 50% of the salary and benefits of the director of investor relations.
Corporate Governance and Internet Address
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors, as defined in the Securities Exchange Act of 1934, as amended, and relevant New York Stock Exchange, or NYSE, rules. The audit, compensation and nominating/corporate governance committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors, and the employees of our Manager who provide us services.
Our internet address is www.resourcecapitalcorp.com. We make available, free of charge through a link on our site, all reports filed with the SEC as soon as reasonably practicable after such filing. Our site also contains our code of business conduct and ethics, corporate governance guidelines and the charters of the audit committee, nominating and governance committee and Compensation Committee of our board of directors. A complete list of our filings is available on the Securities and Exchange Commission's website at www.sec.gov. Any of our filings are also available at the Securities and Exchange Commission's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The Public Reference Room may be contacted at telephone number (800) 732-0330 for further information.

ITEM IA.	RISK FACTORS
This section describes material risks affecting our business. In connection with the forward-looking statements that appear in this annual report, you should carefully review the factors discussed below and the cautionary statements referred to in “Forward-Looking Statements.”
Impact of Current Economic Conditions
Weak economic conditions in the United States and other countries may adversely affect our financial condition and results of operations.
Although economic and market conditions in the United States during 2012 improved over those of the previous four years, there are still significant disruptions in global economic conditions and financial markets and limitations on the availability of credit, as well as, in the United States, declines in the value of real estate and real estate related assets, impairment of the ability of some borrowers to repay their obligations and limited liquidity in the markets for real estate and real estate-related assets. Since mid-2007, economic and credit market conditions have had significant adverse effects on us, causing us to record material impairment charges with respect to investments we hold and significant increases in our provision for loan losses. Moreover, these conditions have made it difficult, and, until 2011 virtually impossible, for us to access new financing to support investment growth. As a result, our income, our ability to make distributions, and the price of our common stock have declined significantly. Failure of economic and financial market conditions to improve materially could adversely affect our ability to achieve our investment objectives, ability to make distributions to our stockholders and the price of our common stock.

(Back to Index)

(Back to Index)

We cannot predict the effects on us of actions taken by the U.S. government and governmental agencies in response to economic conditions in the United States
In response to economic and market conditions, U.S. and foreign governments and governmental agencies have established or proposed a number of programs designed to improve the financial system and credit markets, and to stimulate economic growth including in the U.S. "quantitative easing" programs by the Federal Reserve. Many governments, including federal, state and local governments in the U.S., are incurring substantial budget deficits and seeking financing in international and national credit markets as well as proposing or enacting austerity programs that seek to reduce government spending, raise taxes, or both. Many credit providers, including banks, may need to obtain additional capital before they will be able to expand their lending activities. We are unable to evaluate the effects these programs and conditions will have upon our financial condition, income, or ability to make distributions to our stockholders.
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
We depend upon the availability of adequate debt and equity capital for growth in our operations. Although we have been able to raise both debt and equity capital during 2012, if current economic conditions were to deteriorate, our ability to access debt or equity capital on acceptable terms, or at all, could be limited which could limit our profitability, our ability to make distributions and the market price of our common stock. In addition, as a REIT, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. While we may, through our TRS, retain earnings as new capital, we are subject to REIT qualification requirements which limit the value of TRS stock and securities relative to the other assets owned by a REIT.
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
Financing that we may obtain, and financing we have obtained through CDOs, does require us to maintain a specified ratio of the amount of the financing to the value of the assets financed. A decrease in the value of these assets may lead to margin calls or calls for the pledge of additional assets which we will have to satisfy. We may not have sufficient funds or unpledged assets to satisfy any such calls, which could result in our loss of distributions from and interests in affected CDOs, which would reduce our assets, income and ability to make distributions.
We are exposed to loss if lenders under our repurchase agreement, warehouse facilities, or other short-term lenders liquidate the assets securing those facilities. Moreover, assets acquired by us pursuant to our repurchase agreements, warehouse facilities or other short-term debt may not be suitable for refinancing through long-term arrangements which may require us to liquidate some or all of the related assets.

(Back to Index)

(Back to Index)

We have entered into a repurchase agreement and warehouse facilities and expect in the future to seek additional debt to finance our growth. Lenders typically have the right to liquidate assets securing or acquired under these facilities upon the occurrence of specified events, such as an event of default. We are exposed to loss if the proceeds received by the lender upon a liquidation are insufficient to satisfy our obligation to the lender. We are also subject to the risk that the assets subject to such repurchase agreements, warehouse facilities or other debt might not be suitable for long-term refinancing or securitization transactions. If we are unable to refinance these assets on a long-term basis, or if long-term financing is more expensive than we anticipated at the time of our acquisition of the assets to be financed, we might be required to liquidate assets.
We will lose money on our repurchase transactions if the counterparty to the transactions defaults on its obligation to resell the underlying assets back to us at the end of the transaction term, or if the value of the underlying assets has declined as of the end of the term or if we default in our obligations to purchase the assets.
When engaged in repurchase transactions, we generally sell assets to the transaction counterparty and receive cash from the counterparty. The counterparty must resell the assets back to us at the end of the term of the transaction. Because the cash we receive from the counterparty when we initially sell the assets is less than the market value of those assets, if the counterparty defaults on its obligation to resell the assets back to us we will incur a loss on the transaction. We will also incur a loss if the value of the underlying assets has declined as of the end of the transaction term, as we will have to repurchase the assets for their initial value but would receive assets worth less than that amount. If we default upon our obligation to repurchase the assets, the counterparty may liquidate them at a loss, which we are obligated to repay. Any losses we incur on our repurchase transactions would reduce our earnings, and thus our cash available for distribution to our stockholders.
Financing our REIT qualifying assets with repurchase agreements and warehouse facilities could adversely affect our ability to qualify as a REIT.
We have entered into and intend to enter into, sale and repurchase agreements under which we nominally sell certain REIT qualifying assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreement notwithstanding that we may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service, or IRS, could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case our ability to qualify as a REIT would be adversely affected. If any of our REIT qualifying assets are subject to a repurchase agreement and are sold by the counterparty in connection with a margin call, the loss of those assets could impair our ability to qualify as a REIT. Accordingly, unlike other REITs, we may be subject to additional risk regarding our ability to qualify and maintain our qualification as a REIT.
Historically, we have financed most of our investments through CDOs and have retained the equity. CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.
Historically, we have financed most of our investments through CDOs in which we retained the equity interest. Depending on market conditions, credit availability, and resolution of current credit market conditions, we may seek to use CDOs to finance our investments in the future. The equity interests of a CDO are subordinate in right of payment to all other securities issued by the CDO. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its other expenses. However, there will be little or no income available to the CDO equity if there are excessive defaults by the issuers of the underlying collateral which would significantly reduce the value of that interest. Reductions in the value of the equity interests we have in a CDO, if we determine that they are other than temporary, will reduce our earnings. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO's assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.
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

(Back to Index)

(Back to Index)

Our equity holdings and, when we acquire debt interests in CDOs, our debt interests, if any, generally are subordinate in right of payment to the other classes of debt securities issued by the CDO entity. Accordingly, if overcollateralization tests are not met, distributions on the subordinated debt and equity we hold in these CDOs will cease, resulting in a substantial reduction in our cash flow. Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CDO entity. Although at December 31, 2012, all of our CDOs met their performance tests, we cannot assure you that our CDOs will satisfy the performance tests in the future. For information concerning compliance by our CDOs with their over-collateralization tests, see “Management's Discussion and Analysis of Financial Condition and Results of Operation - Summary of CDO and CLO Performance Statistics.”
If any of our CDOs fails to meet collateralization or other tests relevant to the most senior debt issued and outstanding by the CDO issuer, an event of default may occur under that CDO. If that occurs, our Manager's ability to manage the CDO likely would be terminated and our ability to attempt to cure any defaults in the CDO would be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in those CDOs for an indefinite time.
If we issue debt securities, the terms may restrict our ability to make cash distributions, require us to obtain approval to sell our assets or otherwise restrict our operations in ways which could make it difficult to execute our investment strategy and achieve our investment objectives.
Any debt securities we may issue in the future will likely be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted the right to hold a perfected security interest in certain of our assets, to accelerate payments due under the indenture if we breach financial or other covenants, to restrict distributions, and to require us to obtain their approval to sell assets. These covenants could limit our ability to operate our business or manage our assets effectively. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities.
Depending upon market conditions, we may in the future seek financing through CDOs, which would expose us to risks relating to the accumulation of assets for use in the CDOs.
Historically, we have financed a significant portion of our assets through the use of CDOs and CLOs, and have accumulated assets for these financings through short-term credit facilities, typically repurchase agreement or warehouse facilities. Depending upon market condition, and, consequently, the extent to which such financing is available to us, we may seek similar financing arrangements in the future. These arrangements could expose us to a number of credit risks, including the following:

•
If we accumulate assets for a CDO or CLO on a short-term credit facility and do not complete the CDO financing, or if a default occurs under the facility, the short-term lender will sell the assets and we would be responsible for the amount by which the original purchase price of the assets exceeds their sale price, up to the amount of our investment or guaranty.

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

(Back to Index)

(Back to Index)

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
We have adopted written policies and procedures governing our hedging activities. Under these policies and procedures, our board of directors is responsible for approving the types of hedging instruments we may use, absolute limits on the notional amount and term of a hedging instrument and parameters for the credit-worthiness of hedge counterparties. The senior managers responsible for each of our targeted asset classes are responsible for executing transactions using the services of independent interest rate risk management consultants, documenting the transactions, monitoring the valuation and effectiveness of the hedges, and providing reports concerning our hedging activities and the valuation and effectiveness of our hedges to the audit committee of our board of directors no less often than quarterly. Our guidelines also require us to engage one or more experienced third-party advisors to provide us with assistance in the identification of interest rate risks, the analysis, selection and timing of risk protection strategies, the administration and negotiation of hedge documentation, settlement or disposition of hedges, compliance with hedge accounting requirements and measurement of hedge effectiveness and valuation.
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
The success of our hedging transactions will depend on the Manager's ability to correctly predict movements of interest rates. Therefore, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

(Back to Index)

(Back to Index)

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks of default by the hedging counterparty and illiquidity.
Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into puts and calls on securities or indices of securities, interest rate swaps, caps and collars, including options and forward contracts, and interest rate lock agreements, principally Treasury lock agreements, to seek to hedge against mismatches between the cash flows from our assets and the interest payments on our liabilities. Currently, hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there often are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we entered into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, we may not always be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. A liquid secondary market may not exist for hedging instruments purchased or sold, and we may have to maintain a position until exercise or expiration, which could result in losses.
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
As of December 31, 2012, approximately 92% of our outstanding hedges, with a notional amount of $125.0 million, were with Credit Suisse International, or CS. Were CS to default in its obligations under these hedging arrangements, we would lose the hedge protection for which we had contracted which, depending upon market conditions, could result in significant losses to us. We cannot assure you that we could replace the defaulted hedges or that the terms of any replacement hedges we could obtain would be on similar terms, or as to the cost to us of obtaining replacement hedges.
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

(Back to Index)

(Back to Index)

We believe AFFO is an appropriate measure of our operating performance; however, in certain instances AFFO may not be reflective of actual economic results.
We utilize AFFO as a measure of our operating performance and believe that it is useful to analysts, investors and other parties in the evaluations of REITS.   We utilize AFFO  as measures of our operating performance, and believe they are also useful to investors because it facilitates an understanding of our operating performance after adjustment for certain non-cash expenses, such as real estate depreciation, share-based compensation and various other items required non-cash impairment losses resulting from fair value adjustments on financial instruments, non-cash provision for loan losses, non-economic income related to VIE accounting, equity-method investments gains and losses, straight-line rental effects, share based compensation, amortization of various deferred items and intangible assets, gains on debt extinguishment, REIT tax planning adjustments considered non-recurring by management and capital expenditures that are related to our real estate owned.  Additionally, we believe that AFFO serves as a good measure of our operating performance because it facilitates evaluation of our company without the effects of selected items required in accordance with GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Nonetheless, in certain instances, AFFO may not necessarily be reflective of our actual economic results.
Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we conduct our operations and our profitability.
Terrorist attacks may harm our results of operations and your investment. These attacks and other acts of violence or war may directly impact our assets, properties or other assets underlying our loans or debt securities or the securities markets in general. Losses resulting from these types of events are generally uninsurable.
More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Adverse economic conditions could harm the value of some or all of the investments in our portfolio or the securities markets in general which could harm our operating results and revenues and may result in volatile values for assets in our portfolio.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
If we fail to maintain an effective system of internal control, fail to correct any flaws in the design or operating effectiveness of internal control over financial reporting, or fail to prevent fraud, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
Some of our investments may be illiquid, which may result in our realizing less than their recorded value should we need to sell such investments quickly.
If we determine to sell one or more of our investments, we may encounter difficulties in finding buyers in a timely manner as real estate debt and other of our investments generally cannot be disposed of quickly, especially when market conditions are poor. Moreover, some of these assets may be subject to legal and other restrictions on resale. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we, the Manager or Resource America has or could be attributed with material non-public information regarding such business entity. These factors may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and may also limit our ability to use portfolio sales as a source of liquidity, which could limit our ability to make distributions to our stockholders or repay debt.
We may have to repurchase assets that we have sold in connection with CDOs and other securitizations.
If any of the assets that we originate or acquire and sell or securitize do not comply with representations and warranties that we make about them, we may have to purchase these assets from the CDO or securitization vehicle, or replace them. In addition, we may have to indemnify purchasers for losses or expenses incurred as a result of a breach of a representation or warranty. Any significant repurchases or indemnification payments could materially reduce our liquidity, earnings and ability to make distributions.

(Back to Index)

(Back to Index)

We may be exposed to environmental liabilities with respect to properties to which we take title.
In the course of our business, we have taken title to, and expect we will in the future take title to, real estate through foreclosure on collateral underlying real estate debt investments. When we do take title to any property, we could be subject to environmental liabilities with respect to it. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs they incur as a result of environmental contamination, or may have to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial and could reduce our income and ability to make distributions.
If our allowance for loan and lease losses is not adequate to cover actual or estimated future loan and lease losses, our earnings may decline.
We maintain an allowance for loan and lease losses to provide for loan defaults and non-performance by borrowers of their obligations.  Our allowance for loan and lease losses may not be adequate to cover actual or estimated future loan and lease losses and future provisions for loan and lease losses could materially reduce our income.  We base our allowance for loan and lease losses on prior experience, as well as an evaluation of risks in the current portfolio.  However, losses may exceed our current estimates.  The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers' creditworthiness and the value of collateral securing loans and leases.  Additionally, if we seek to expand our loan and lease portfolios, we may need to make additional provisions for loan and lease losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of our portfolios. While we believe that our allowance for loan and lease losses is adequate to cover our anticipated losses, we cannot assure you that it will not increase in the future. Any increase in our allowance for loan losses will reduce our income and, if sufficiently large, could cause us to incur loss.
Our due diligence may not reveal all of an investment's weaknesses.
Before investing in any asset, we will assess the strength and skills of the asset's management and operations, the value of the asset and, for debt investments, the value of any collateral securing the debt, the ability of the asset or underlying collateral to service the debt and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to investments in newly-organized entities because there may be little or no information publicly available about the entities or, with respect to debt securities, any underlying collateral. Our due diligence processes, however, may not uncover all facts that may be relevant to an investment decision.
Risks Related to Our Investments
Declines in the market values of our investments may reduce periodic reported results, credit availability and our ability to make distributions.
We classify a substantial portion of our assets for accounting purposes as “available-for-sale.” As a result, reductions in the market values of those assets are directly charged or credited to accumulated other comprehensive loss and could reduce our stockholders' equity. A decline in these values will reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale asset is other than temporary, we are required by GAAP to record the decline as an asset impairment which will reduce our earnings.
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
Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we invest in mezzanine debt and expect to invest in mezzanine or other subordinated tranches of CMBS, bank loans and other ABS. These types of investments carry a higher degree of risk of loss than senior secured debt investments such as our whole loan investments because, in the event of default and foreclosure, holders of senior liens will be paid in full before mezzanine investors. Depending on the value of the underlying collateral at the time of foreclosure, there may not be sufficient assets to pay all or any part of amounts owed to mezzanine investors. Moreover, our mezzanine and other subordinate debt investments may have higher loan-to-value ratios than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal. If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, foreclose on collateral, accelerate maturity or control decisions made in bankruptcy proceedings. In addition, the prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments because the ability of obligors of instruments underlying the securities to make principal and interest payments may be impaired. In such event, existing credit support relating to the securities' structure may not be sufficient to protect us against loss of our principal. For additional risks regarding real estate-related loans, see "Risks Related to Real Estate Investments."
Our investment in LEAF Commercial Capital, Inc., or LCC, has resulted in our undertaking a material contingent liability and, because we are required to include our proportionate share of (loss) income in our income, has reduced our reported net income.
We historically have invested in small- and middle-ticket lease receivables. As a result of our investment in LCC, (including the contribution of all of our lease receivables to it), we currently do not directly invest in lease receivables. However, in connection with our investment in LCC, we and Resource America agreed that, to the extent that the value of the equity on the balance sheet of LEAF Receivables Funding 3, an entity whose securities we contributed to LCC in exchange for a portion of our investment, is less than $18.7 million as of the final testing date (a date within 90 days of December 31, 2013), we and Resource America will be jointly and severally obligated to contribute cash to LCC to make up the difference. While as of December 31, 2012 we do not believe it likely that we will be required to make any payment on our contingent guarantee, we cannot assure you that the valuations as of the testing date will not result in a deficit, or that the deficit will not be significant. Also in connection with our investment in LCC, we are required under GAAP to include our proportionate share of the loss (income) of LCC in our income. Since LCC has incurred losses of $3.3 million through December 31, 2012, the effect of our investment in LCC has been to reduce our reported net income. We cannot predict whether or when LCC will be become profitable.
Private equity investments involve a greater risk of loss than traditional debt financing.
On occasion, we have made private equity investments. Typically, these investments are subordinate to debt financing and are not secured. Should the issuer default on our investment, we would only be able to proceed against the entity that issued the private equity in accordance with the terms of the security, and not any property owned by the entity. In the event of bankruptcy or foreclosure, we would only be able to recoup our investment after any lenders to the entity are paid. As a result, we may not recover some or all of our investment, which could result in losses. Moreover, depending upon the existence of a market for the issuer's securities, the length of time we have held the investment and any rights we may have to require registration under the Securities Act, these investments may be highly illiquid so that we may not be able to sell these investments at times we would like to do so or at prices that reflect our cost or the value of the investment on our financial statements.
We record some of our portfolio investments at fair value as estimated by our management and, as a result, there will be uncertainty as to the value of these investments.

(Back to Index)

(Back to Index)

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
Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we invest in bank loans and ABS. Our bank loan investments or our ABS investments, which are principally backed by small business and bank loans, may not be secured by mortgages or other liens on assets or may involve higher loan-to-value ratios than our real estate-related investments. Our bank loan investments, and our ABS backed by loans, involve loans with a par amount of $1.3 billion at December 31, 2012 that have an interest-only payment schedule or a schedule that does not fully amortize principal over the term of the loan, which will make repayment of loans depend upon the borrowers' liquidity or ability to refinance the loans at maturity. Numerous factors affect a borrower's ability to repay or refinance loans at maturity, including national and local economic conditions, a downturn in a borrower's industry, loss of one or more principal customers and conditions in the credit markets. A deterioration in a company's financial condition or prospects may be accompanied by a deterioration in the collateral for the bank loan or any ABS backed by such company's loans.
We may face competition for suitable investments.
There are numerous REITs and other financial investors seeking to invest in the types of assets we target. This competition may cause us to forgo particular investments or to accept economic terms or structural features that we would not otherwise have accepted, and it may cause us to seek investments outside of our currently targeted areas. Competition for investment assets may slow our growth or limit our profitability and ability to make distributions to our stockholders.
We may not have control over certain of our loans and investments.
Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•	acquire investments subject to rights of senior classes and servicers under inter-creditor or servicing agreements;

•	acquire only a minority and/or non-controlling participation in an underlying investment

•	co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•	rely on independent third-party management or strategic partners with respect to the management of an asset.
Therefore, we may not be able to exercise control over the loan or investment. Such financial assets may involve risks not present in investments where senior creditors, servicers or third-party controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior creditors or servicers whose interests may not be aligned with ours. A third party partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interest or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may, in certain circumstances, be liable for the actions of our third-party partners or co-venturers.
Risks Related to Our Manager
We depend on the Manager and Resource America to develop and operate our business and may not find suitable replacements if the management agreement terminates.
We have no employees. Our officers, portfolio managers, administrative personnel and support personnel are employees of Resource America. We have no separate facilities and completely rely on the Manager and, because the Manager has no direct employees, Resource America, which has significant discretion as to the implementation of our operating policies and investment strategies. If our management agreement terminates, we may be unable to find a suitable replacement for the Manager. Moreover, we believe that our success depends to a significant extent upon the experience of the portfolio managers and officers of the Manager and Resource America who provide services to us, whose continued service is not guaranteed. The departure of any such persons could harm our investment performance.

(Back to Index)

(Back to Index)

We must pay the Manager the base management fee regardless of the performance of our portfolio.
The Manager is entitled to receive a monthly base management fee equal to 1/12 of our equity, as defined in the management agreement, times 1.50%, regardless of the performance of our portfolio. The Manager's entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could hurt our ability to make distributions to our stockholders.
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
Our management agreement was not negotiated at arm's-length and, as a result, may not be as favorable to us as if it had been negotiated with a third-party.
At the time the management agreement was negotiated, our officers and two of our directors, Edward E. Cohen and Jonathan Z. Cohen, were also officers or directors of the Manager or Resource America. As a consequence, our management agreement was not the result of arm's-length negotiations and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third-party.
Termination of the management agreement by us without cause is difficult and could be costly.
Termination of our management agreement without cause is difficult and could be costly. We may terminate the management agreement without cause only annually upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least a majority of our outstanding common stock, based upon unsatisfactory performance by the Manager that is materially detrimental to us or a determination that the management fee payable to the Manager is not fair. Moreover, with respect to a determination that the management fee is not fair, the Manager may prevent termination by accepting a mutually acceptable reduction of management fees. We must give not less than 180 days' prior notice of any termination. Upon any termination without cause, the Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by it during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.
The Manager and Resource America may engage in activities that compete with us.
Our management agreement does not prohibit the Manager or Resource America from investing in or managing entities that invest in asset classes that are the same as or similar to our targeted asset classes, except that they may not raise funds for, sponsor or advise any new publicly-traded REIT that invests primarily in mortgage-backed securities, or MBS, in the United States. The Manager's policies regarding resolution of conflicts of interest may be varied by it if economic, market, regulatory or other conditions make their application economically inefficient or otherwise impractical. Moreover, our officers, other than our Chief Financial Officer and several accounting professionals on his staff, and the officers, directors and employees of Resource America who provide services to us are not required to work full time on our affairs, and devote significant time to the affairs of Resource America. As a result, there may be significant conflicts between us, on the one hand, and the Manager and Resource America on the other, regarding allocation of the Manager's and Resource America's resources to the management of our investment portfolio.

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
Our Manager's liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities.
Our Manager does not assume any responsibility under the management agreement other than to render the services called for under it, and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Resource America, the Manager, their directors, managers, officers, employees and affiliates will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify the parties for all damages and claims arising from acts not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.
We depend upon information systems of our Manager and Resource America to conduct our operations. Systems failures could significantly disrupt our business.
Our business depends on communications and information systems of our Manager and Resource America. Any failure or interruption of their systems could cause delays or other problems in our activities which could harm our operating results, cause the market price of our common stock to decline and reduce our ability to make distributions.
Risks Related to Real Estate Investments
Our real estate debt investments will be subject to the risks inherent in the real estate securing or underlying those investments which could result in losses to us.
Commercial mortgage loans are secured by, and mezzanine loans depend on, the performance of the underlying property and are subject to risks of delinquency and foreclosure, and risks of loss, that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by or dependent upon an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things:

•	tenant mix, success of tenant businesses, tenant bankruptcies and property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions and/or the conditions of specific industry segments in which our lessees may operate;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	the availability of debt or equity financing;

•	increases in costs of construction material;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation and zoning laws; and

•	acts of God, terrorism, social unrest and civil disturbances.

(Back to Index)

(Back to Index)

We risk loss of principal on defaulted mortgage loans we hold to the extent of any deficiency between the value we can realize from the sale of the collateral securing the loan upon foreclosure, and the loan's principal and accrued interest. Moreover, foreclosure of a mortgage loan can be an expensive and lengthy process which could reduce the net amount we can realize on the foreclosed mortgage loan. In a bankruptcy of a mortgage loan borrower, the mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy as determined by the bankruptcy court, and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
For a discussion of additional risks associated with mezzanine loans, see “-Investing in mezzanine debt or mezzanine or other subordinated tranches of CMBS, bank loans and ABS involves greater risks of loss than senior secured debt instruments.”
Our investment portfolio may have material geographic, sector, property-type and sponsor concentrations.
We may have material geographic concentrations related to our direct or indirect investments in real estate loans and properties. We also may have material concentrations in the property types and industry sectors that are in our loan portfolio. Where we have any kind of concentration risk in our investments, we may be affected by sector-specific economic or other problems that are not reflected in the national economy generally or in more diverse portfolios. An adverse development in that area of concentration could reduce the value of our investment and our return on that investment and, if the concentration affects a material amount of our investments, impair our ability to execute our investment strategies successfully, reduce our earnings and reduce our ability to make distributions.
The B notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
Historically, we have invested in B notes. A B note is a loan typically secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B note owners after payment to the senior note owners. Since each transaction is privately negotiated, B notes can vary in their structural characteristics and risks. For example, the rights of holders of B notes to control the process following a borrower default may be limited in certain investments. We currently own one B note, with a book value of $16.1 million, and do not expect that we will make further B note investments during 2013. However, depending upon market and economic conditions, we could resume making B note investments at any time. B notes are less liquid than other forms of commercial real estate debt investments, such as CMBS, and, as a result, we may be able to dispose of underperforming or non-performing B note investments only at a significant discount to book value.
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

(Back to Index)

(Back to Index)

•
Our charter and bylaws contain other possible anti-takeover provisions.  Our charter and bylaws contain other provisions, including advance notice procedures for the introduction of business and the nomination of directors, that may have the effect of delaying or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price.

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
If voting rights or control shares acquired in a control share acquisition are not approved at a stockholders' meeting or if the acquiring person does not deliver an acquiring person statement as required by the Maryland Control Share Acquisition Act then, subject to specific conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders' meeting and the acquirer becomes entitled to vote a majority of the shares entitled to vote, all other stockholders may exercise appraisal rights.
Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal this exemption.
Business combinations.  Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns ten percent or more of the voting power of the corporation's shares; or

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

These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares.
The statute permits exemptions from its provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder.

(Back to Index)

(Back to Index)

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
We expect to make quarterly distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be impaired by the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated taxable earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital is not taxable, but it has the effect of reducing the holder's tax basis in its investment. Although we currently do not expect that we will do so, we have in the past and may in the future also use proceeds from any offering of our securities that we have not invested or borrowed funds to make distributions. If we use uninvested offering proceeds to pay distributions in the future, we will have less funds available for investment and, as a result, our earnings and cash available for distribution would be less than we might otherwise have realized had such funds been invested. Similarly, if we borrow to fund distributions, our future interest costs would increase, thereby reducing our future earnings and cash available for distribution from what they otherwise would have been.
Loss of our exclusion from regulation under the Investment Company Act would require significant changes in our operations and could reduce the market price of our common stock and our ability to make distributions.
We rely on an exclusion from registration as an investment company afforded by Section 3(a)(1)(C) of the Investment company Act of 1940, as amended, or the Investment Company Act. To qualify for this exclusion, we do not engage in the business of investing, reinvesting, owning, holding, or trading securities and we do not own “investment securities” with a value that exceeds 40% of the value of our total assets (exclusive of government securities and cash items) on an unconsolidated basis. We may not be able to maintain such a mix of assets in the future, and attempts to maintain such an asset mix may impair our ability to pursue otherwise attractive investments. In addition, these rules are subject to change and such changes may have an adverse impact on us. We may need to avail ourselves of alternative exclusions and exemptions which may require a change in the organizational structure of our business.

(Back to Index)

(Back to Index)

Furthermore, as it relates to our investment in our real estate subsidiary, RCC Real Estate, we rely on an exclusion from registration as an investment company afforded by Section 3(c)(5)(C) of the Investment Company Act. Given the material size of RCC Real Estate relative to our 3(a)(1)(C) exclusion, were RCC Real Estate to be deemed to be an investment company (other than by application of the Section 3(c)(1) exemption for closely held companies and the Section 3(c)(7) exemption for companies owned by “qualified purchasers”), we would not qualify for our 3(a)(1)(C) exclusion. Under the Section 3(c)(5)(C) exclusion, RCC Real Estate is required to maintain, on the basis of positions taken by the SEC staff in interpretive and no-action letters, a minimum of 55% of the value of the total assets of its portfolio in “mortgages and other liens on and interests in real estate,” which we refer to as Qualifying Interests, and a minimum of 80% in Qualifying Interests and real estate-related assets, with the remainder permitted to be miscellaneous assets. Because registration as an investment company would significantly affect RCC Real Estate's ability to engage in certain transactions or to organize itself in the manner it is currently organized, we intend to maintain its qualification for this exclusion from registration.
We treat of our investments in CMBS, B Notes and mezzanine loans as Qualifying Interests for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5) to the extent such treatment is consistent with guidance provided by the SEC or its staff. In the absence of specific guidance or guidance that otherwise supports the treatment of these investments as Qualifying Interests, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate.
The SEC staff has commenced an advance notice rulemaking initiative, indicating that it is reconsidering its interpretive policy under Section 3(c)(5)(C) and whether to propose rules to define the basis for the exclusion. We cannot predict the outcome of this reconsideration or potential rulemaking initiative and its impact on our ability to rely on the exclusion.
If RCC Real Estate's portfolio does not comply with the requirements of the exclusion we rely upon, it could be forced to alter its portfolio by selling or otherwise disposing of a substantial portion of the assets that are not Qualifying Interests or by acquiring a significant position in assets that are Qualifying Interests. Altering its portfolio in this manner may have an adverse effect on its investments if it is forced to dispose of or acquire assets in an unfavorable market, and may adversely affect our stock price.
If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns.
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
Tax Risks
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.
To qualify as a REIT for federal income tax purposes, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. In order to meet these tests, we may be required to forgo investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our investment performance.
In particular, at least 75% of our assets at the end of each calendar quarter must consist of real estate assets, government securities, cash and cash items. For this purpose, “real estate assets” generally include interests in real property, such as land, buildings, leasehold interests in real property, stock of other entities that qualify as REITs, interests in mortgage loans secured by real property, investments in stock or debt instruments during the one-year period following the receipt of new capital and regular or residual interests in a real estate mortgage investment conduit, or REMIC. In addition, the amount of securities of a single issuer, other than a TRS, that we hold must generally not exceed either 5% of the value of our gross assets or 10% of the vote or value of such issuer's outstanding securities.

(Back to Index)

(Back to Index)

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
We intend to make distributions to our stockholders in a manner intended to satisfy the 90% distribution requirement and to distribute all or substantially all of our net taxable income to avoid both corporate income tax and the 4% nondeductible excise tax. There is no requirement that a domestic TRS distribute its after-tax net income to its parent REIT or their stockholders and our U.S. TRSs may determine not to make any distributions to us. However, non-U.S. TRSs, such as Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, and Apidos CLO VIII, which we discuss in “Management's Discussion and Analysis of Financial Conditions and Results of Operations,” will generally be deemed to distribute their earnings to us on an annual basis for federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.-
Our taxable income may substantially exceed our net income as determined by GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded to the extent they exceed 5% of our REIT taxable income in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

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
A REIT may own up to 100% of the securities of one or more TRSs. A TRS may earn specified types of income or hold specified assets that would not be qualifying income or assets if earned or held directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for our 2009 and prior taxable years) of the value of a REIT's assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns, whether or not it distributes that income to us. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.
Resource TRS, Resource TRS II, Resource TRS III, Resource TRS IV, and Resource TRS V will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. Income that is not distributed to us by our U.S. TRSs will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders. We anticipate that the aggregate value of the securities we hold in our TRSs will be less than 25% of the value of our total assets, including our TRS securities. We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm's-length basis. We cannot assure you, however, that we will be able to comply with such rules.
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
A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were able to sell or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial to us.

(Back to Index)

(Back to Index)

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
Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals(20% for those with taxable income above $400,000 (if single) or $450,000 (if married and filing jointly) under current law. The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs. For 2013 and subsequent years, dividends from REITs as well as regular corporate dividends will also be subject to a 3.8% Medicare surtax for taxpayers with modified adjusted gross income above $200,000 (if single) or $250,000 (if married and filing jointly).
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
Many of the terms of our mortgage loans, mezzanine loans and B-notes and the loans supporting our MBS have been modified and may in the future be modified to avoid foreclosure actions and for other reasons. If the terms of the loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange for tax purposes of the original loan for the modified loan. In Revenue Procedure 2011-16, the IRS addressed the treatment of modified mortgage loans and distressed debt for purposes of the REIT gross income and asset tests. Under existing Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of (1) the date we agreed to acquire or originate the loan or (2) in the event of certain significant modifications, the date we modified the loan, then a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan may not be treated as a qualifying “real estate asset” for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the 10% value test.

(Back to Index)

(Back to Index)

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
In addition, we have acquired and will continue to acquire mezzanine loans, which are loans secured by equity interest in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We have acquired and will continue to acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge the loan's treatment as a real estate asset for purposes of the REIT asset and income tests, and if the challenge were sustained, we could fail to qualify as a REIT.

(Back to Index)

(Back to Index)

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Philadelphia, Pennsylvania:
We maintain offices through our Manager.  Our Manager maintains executive and corporate offices at One Crescent Drive in the Philadelphia Navy Yard, Philadelphia, Pennsylvania, under a lease for 13,484 square feet that expires in May 2019.  Certain of its financial fund management and real estate operations are also located in these offices and at another office building at One Commerce Square, 2005 Market Street, Philadelphia, Pennsylvania.  The  One Commerce Square lease, for 59,448 square feet, expires in August 2013 and will not be renewed.
In addition, our Manager leases 21,554 square feet of office space at 1845 Walnut Street, Philadelphia, Pennsylvania, which is primarily sublet to Atlas Energy, L.P., an affiliated entity of the Manager.  This lease, which expires in May 2013 and will not be renewed, is in an office building in which the Manager owns a 5% equity interest. In October 2012, our Manager signed a ten-year lease which will commence in August 2013 for 28,930 square feet in another area of the building.
New York, New York:
Our Manager maintains additional executive offices in a 12,930 square foot location at 712 5th Avenue, New York, New York under a lease agreement that expires in July 2020.  A portion of this office space is sublet to The Bancorp, Inc., an affiliated entity of our Manager.

ITEM 3.	LEGAL PROCEEDINGS
We are not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5 .	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange under the symbol “RSO” since our initial public offering in February 2006. The following table sets forth for the indicated periods the high and low prices for our common stock, as reported on the New York Stock Exchange, and the dividends declared and paid during our past two fiscal years:

	High	Low	Dividends Declared
December 31, 2012
Fourth Quarter	$6.13	$5.36	$0.20 (1)
Third Quarter	$6.28	$5.27	$0.20
Second Quarter	$5.55	$5.09	$0.20
First Quarter	$5.99	$5.39	$0.20

December 31, 2011
Fourth Quarter	$6.08	$4.55	$0.25
Third Quarter	$6.46	$4.54	$0.25
Second Quarter	$6.78	$6.17	$0.25
First Quarter	$7.60	$6.59	$0.25
_____________

(1)	We distributed a regular dividend of $0.20 on January 28, 2013, to stockholders of record as of December 31, 2012.
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
As of March 8, 2013, there were 108,034,955 common shares outstanding held by 450 persons of record.
See Item 12 - “Security Ownerships of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to securities authorized for issuance under our equity compensation plans.

Our 8.50% Series A Cumulative Redeemable Preferred Shares, or Series A Preferred Shares, are listed on the NYSE and traded under the symbol “RSOPrA.” The Series A Preferred Shares were issued in the second and third quarter of 2012. We declared a dividend per share of $0.27153 on the Series A Preferred Shares for the second quarter of 2012, representing the pro ration of the specified quarterly dividend for the quarter for the period during which the Series A Preferred Shares were outstanding in the quarter. In each subsequent quarter, we have declared and paid the specified dividend per share of $0.53125. No dividends are currently in arrears on the Series A Preferred Shares.

Our 8.25% Series B Cumulative Redeemable Preferred Shares, or Series B Preferred Shares, are listed on the NYSE and traded under the symbol “RSOPrB.” The Series B Preferred Shares were issued in the third and fourth quarter of 2012. We declared a dividend per share of $0.16042 on the Series B Preferred Shares for the third quarter of 2012 representing the pro ration of the specified dividend for the quarter for the period during which the Series B Preferred Shares were outstanding in the quarter. In each subsequent quarter, we have declared and paid the specified dividend per share of $0.515625. No dividends are currently in arrears on the Series B Preferred Shares.

(Back to Index)

(Back to Index)

Recent Sales of Unregistered Securities
In accordance with the provisions of the management agreement, on April 30, 2012, July 31, 2012 and October 31, 2012 we issued 28,252, 83,776 and 34,506 shares of common stock, respectively, to our Manager. These shares represented 25% of the Manager's quarterly incentive compensation fee that accrued for the three months ended March 31, 2012, for the three months ended June 30, 2012 and for the three months ended September 30, 2012, respectively. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.
Performance Graph
The following line graph presentation compares cumulative total shareholder returns of our common stock with the Russell 2000 Index and the NAREIT All REIT Index for the period from February 10, 2006 to December 31, 2012. The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the NAREIT All REIT Index on December 31, 2007, and that all dividends were reinvested. This data was furnished by the Research Data Group.

(Back to Index)

(Back to Index)

ITEM 6 .	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION OF
RESOURCE CAPITAL CORP AND SUBSIDIARIES

The following selected financial and operating information should be read in conjunction with Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements, including the notes, included elsewhere herein (in thousands, except share data).

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
REVENUES:
Interest income	$133,330	$109,874	$103,911	$97,593	$134,341
Interest expense	42,792	32,186	36,466	45,427	79,619
Net interest income	90,538	77,688	67,445	52,166	54,722
Other revenues	5,156	11,162	330	85	115
Rental Income	11,463	3,656	35	—	—
Net realized gain on sales of investment securities available-for-sale and loans	4,106	2,643	4,821	1,890	(1,637)
Net realized and unrealized gain on investment securities, trading	12,435	837	14,791	—	—
Total revenues	123,698	95,986	87,422	54,141	53,200

OPERATING EXPENSES	78,452	62,139	102,733	90,913	58,598

	45,246	33,847	(15,311)	(36,772)	(5,398)
OTHER REVENUE (EXPENSE)
Gain on consolidation	2,498	—	—	—	—
Gain on the extinguishment of debt	16,699	3,875	34,610	44,546	1,750
Gain on the settlement of loan	—	—	—	—	574
Other expenses	—	(6)	148	(1,435)	—
Total other revenue (expense)	19,197	3,869	34,758	43,111	2,324
NET INCOME (LOSS)	$64,443	$37,716	$19,447	$6,339	$(3,074)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$63,199	$37,716	$19,447	$6,339	$(3,074)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$85,278	$43,116	$29,488	$51,991	$14,583
Restricted cash	94,112	142,806	168,192	85,125	60,394
Investment securities trading	24,843	38,673	17,723	—	—
Investment securities available-for-sale, pledged as collateral, at fair value	195,200	136,188	57,998	39,304	22,466
Investment securities available-for-sale, at fair value	36,390	4,678	5,962	5,238	6,794
Investment securities held-to-maturity, pledged as collateral	—	—	29,036	31,401	28,157
Investment in real estate	75,386	48,027	—	—	—
Loans, pledged as collateral and net of allowances of $17.7 million, $27.5 million, $34.2 million, $47.1 million and $43.9 million	1,793,780	1,772,063	1,443,271	1,557,757	1,684,622
Loans held for sale	48,894	3,154	28,593	8,050	−
Investments in unconsolidated entities	45,413	47,899	6,791	3,605	1,548
Intangible assets	13,192	19,813	—	—	—
Total assets	2,478,251	2,284,724	1,934,200	1,791,404	1,936,031
Borrowings	1,785,600	1,794,083	1,543,251	1,534,874	1,699,763
Total liabilities	1,864,906	1,855,034	1,585,874	1,562,574	1,749,726
Total stockholders' equity	613,345	429,690	348,326	228,830	186,305

(Back to Index)

(Back to Index)

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
Per Share Data:
Dividends declared per common share	$0.80	$1.00	$1.00	$1.15	$1.60
Net income (loss) per share - basic	$0.71	$0.54	$0.41	$0.25	$(0.12)
Net income (loss) per share − diluted	$0.71	$0.53	$0.41	$0.25	$(0.12)

Weighted average number of shares outstanding - basic	88,410,272	70,410,131	47,715,082	25,205,403	24,757,386
Weighted average number of shares outstanding - diluted	89,284,488	70,809,088	47,907,281	25,355,821	24,757,386

(Back to Index)

(Back to Index)

ITEM 7 .	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward-looking statements.  Please see “Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of certain risks, uncertainties and assumptions associated with those statements.
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
We are externally managed by Resource Capital Manager, Inc., or the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, commercial finance and financial fund management operating segments.  As of December 31, 2012, Resource America managed approximately $15.3 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets, from management of assets and from hedging interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, other asset-backed securities, or ABS, and structured note investments.  We also generate revenues from the rental and other income from real properties we own, from management of externally originated bank loans and from our investment in an equipment leasing business.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loan, CMBS and ABS portfolios, we historically have used warehouse facilities as a short-term financing source and CDOs and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as long-term financing sources.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.
During 2011 and 2012, the economic environment became more positive in the United States which has resulted in several positive operating developments for us. Our ability to access the capital markets improved, as we have sold $73.0 million of common stock through our dividend reinvestment and stock purchase plan and obtained $55.6 million additional capital through a follow-on offering of common stock in September 2012. In addition, we supplemented our common equity capital raises with issuances of preferred stock in 2012. First, in June 2012 we sold $6.0 million 8.5% Series A cumulative preferred shares, or Series A. We also entered into an at-the-market sales agreement and sold $9.8 million of Series A through December 31, 2012. In October 2012, we issued $24.2 million of 8.25% Series B preferred shares, or Series B. We also entered into an at-the-market sales agreement and sold $17.9 million of Series B through February 28, 2013. This brought our total equity raised through our capital market efforts to $170.5 million, after underwriting commissions and other expenses related to these efforts.
Beginning in 2011, we also began to see a loosening of the credit markets and were able to take advantage of the situation by establishing several new financing arrangements, a trend that continued in 2012 when we closed two financing facilities totaling $250.0 million with Wells Fargo Bank.  We continue to engage in discussions with potential financing sources about providing commercial real estate term financing to augment and cautiously grow our loan and security portfolio. We have expanded our borrowings with the use of term and additional repurchase agreements used primarily to finance newly underwritten commercial real estate loans and the purchase of highly rated CMBS.   We anticipate replacing these short-term borrowings with longer term financing in the form of securitization borrowings as that market becomes more accessible and affordable to us.  We expect to be able to grow our portfolio to a critical amount required to begin exploring these opportunities during 2013. We caution investors that even as credit through these markets becomes more available, we may not be able to obtain economically favorable terms.

(Back to Index)

(Back to Index)

Also during 2012, we saw the credit quality in our portfolio stabilize which resulted in decreases in provisions for loan losses and asset impairments on a combined basis when compared to the combined amount for 2011 ($16.8 million in 2012 from $20.8 million in 2011).  We also saw a marked improvement in other comprehensive income with respect to our available for sale securities portfolio and interest rate derivatives  (to a loss of $27.1 million at December 31, 2012 from a loss of $46.3 million at December 31, 2011).  While we believe we have appropriately valued the assets in our investment portfolio at December 31, 2012, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.
In terms of our investments and investment portfolio growth, we continued to see increased opportunities to deploy our capital. Beginning in October 2010 through December 31, 2012, we have underwritten 26 new CRE loans for a total of $314.8 million, most of which were financed by using capital recycled through our two real estate CDO securitizations.  We also purchased 31 newly underwritten CMBS for $119.2 million beginning in February 2011 through December 31, 2012, all of which were financed with a Wells Fargo facility. We also purchased eight CMBS bonds for $34.5 million that were financed by our two CRE CDOs beginning in February 2011 through December 31, 2012. In addition, we purchased four CMBS bonds for $19.7 million that were financed by short-term repurchase agreements and also purchased nine CMBS bonds for $43.5 million where no debt financing sources were utilized. We have used recycled capital in our bank loan CLO structures to make new investments at discounts to par.  We expect that the reinvested capital and related discounts will produce additional income as the discounts are accreted into interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CLO structures since we receive credit in these structures for these investments at par.  From net discounts of approximately $27.1 million at December 31, 2012, we recognized income of approximately $18.5 million in our bank loan CLO portfolio for 2012 and expect to accrete approximately $7.7 million into income in calendar year 2013. However, we have no further capacity in two of our bank loan collaterized loan obligation issuers, or CLOs, and two real estate CDOs have ended their reinvestment periods.  We continue to have reinvestment capacity in two bank loan CLOs (Apidos Cinco and Apidos CLO VIII) where the reinvestment periods continue to May 2014 and October 2014, respectively.  We intend to use the existing capacity in our CMBS and commercial real estate, or CRE, term credit facilities with Wells Fargo of $40.4 million and $56.9 million, respectively, as of February 28, 2013 to help finance new investments.
Due to these recent investments, our increased ability to access credit markets, our recent capital markets efforts and our investment of a significant portion of our available unrestricted and restricted cash balances during 2012, we expect to continue to modestly increase our net interest income into 2013.  However, because we believe that economic conditions in the United States are fragile, and could be significantly harmed by occurrences over which we have no control, we cannot assure you that we will be able to meet our expectations, or that we will not experience net interest income reductions.
As of December 31, 2012, we had invested 83% of our portfolio in CRE assets, 15% in commercial bank loans and 2% in other assets.  As of December 31, 2011, we had invested 69% of our portfolio in CRE assets, 15% in commercial bank loans, 16% in other investments.
Results of Operations
Our net income allocable to common shares for the year ended December 31, 2012 was $63.2 million, or $0.71 per share (basic and diluted) as compared to December 31, 2011 was $37.7 million, or $0.54 per share-basic ($0.53 per share-diluted), and as compared to net income for the year ended December 31, 2010 of $19.4 million, or $0.41 per share (basic and diluted).

(Back to Index)

(Back to Index)

Interest Income
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Years Ended
	December 31,
	2012	2011	2010
Interest income:
Interest income from loans:
Bank loans	$71,511	$54,833	$44,828
Commercial real estate loans	37,519	31,906	32,866
Total interest income from loans	109,030	86,739	77,694

Interest income from securities:
CMBS-private placement	11,358	9,290	9,768
ABS	1,631	1,613	1,466
Corporate bonds	240	—	—
Residential mortgage-backed securities, or RMBS	1,067	1,521	—
Other ABS	—	—	200
Total interest income from securities	14,296	12,424	11,434

Leasing	—	—	11,306

Interest income - other:
Preference payments on structured notes (1)	9,773	10,432	3,112
Temporary investment in over-night repurchase agreements	231	279	365
Total interest income - other	10,004	10,711	3,477
Total interest income	$133,330	$109,874	$103,911

	Year Ended		Year Ended		Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Weighted Average		Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	5.94%	$1,189,898	5.63%	$963,427	4.91%	$907,582
Commercial real estate loans	5.25%	$701,836	4.95%	$646,121	4.68%	$694,153

Interest income from securities:
CMBS-private placement	5.22%	$216,460	5.65%	$160,593	6.97%	$140,377
ABS	5.02%	$32,087	4.85%	$32,879	4.12%	$35,295
Corporate bonds	3.33%	$7,229	N/A	N/A	N/A	N/A
RMBS	3.10%	$34,396	2.93%	$51,844	N/A	N/A
Other ABS	N/A	N/A	N/A	N/A	8.71%	$2,300

Leasing	N/A	N/A	N/A	N/A	15.61%	$75,008

Preference payments on structured notes	19.07%	$51,239	32.95%	$31,663	37.69%	$8,257

(Back to Index)

(Back to Index)

The following tables summarize interest income for the years indicated (in thousands, except percentages):

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
Year Ended December 31, 2012:
Bank loans	4.25%	$(24,465)	$17,784	$51,580	$2,147	$71,511
Commercial real estate loans	5.05%	$(127)	33	35,759	1,727	37,519
Total interest income from loans			17,817	87,339	3,874	109,030
CMBS-private placement	3.60%	$(8,011)	2,635	8,723	—	11,358
RMBS			—	1,067	—	1,067
ABS	2.41%	$(3,145)	718	913	—	1,631
Corporate bonds	3.69%	$479	(26)	266	—	240
Other ABS			—	—	—	—
Total interest income from securities			3,327	10,969	—	14,296
Leasing			—	—	—	—
Preference payments on structured notes			—	9,773	—	9,773
Other			—	231	—	231
Total interest income - other			—	10,004	—	10,004
Total interest income			$21,144	$108,312	$3,874	$133,330
Year Ended December 31, 2011:
Bank loans	3.76%	$(31,787)	$15,539	$36,932	$2,362	$54,833
Commercial real estate loans	4.64%	$(160)	12	30,249	1,645	31,906
Total interest income from loans			15,551	67,181	4,007	86,739
CMBS-private placement	3.60%	$(13,391)	3,270	6,020	—	9,290
RMBS			—	1,521	—	1,521
ABS	2.60%	$(3,812)	524	1,089	—	1,613
Other ABS			—	—	—	—
Total interest income from securities			3,794	8,630	—	12,424
Leasing			—	—	—	—
Preference payments on structured notes			—	10,432	—	10,432
Other			—	279	—	279
Total interest income - other			—	10,711	—	10,711
Total interest income			$19,345	$86,522	$4,007	$109,874
Year Ended December 31, 2010:
Bank loans	3.24%	$(26,568)	$13,919	$30,051	$858	$44,828
Commercial real estate loans	4.50%	$(171)	(15)	32,163	718	32,866
Total interest income from loans			13,904	62,214	1,576	77,694
CMBS-private placement	3.79%	$(20,932)	4,359	5,409	—	9,768
Securities held-to-maturity	2.45%	$(2,844)	409	1,057	—	1,466
Other ABS			—	200	—	200
Total interest income from securities			4,768	6,666	—	11,434
Leasing			—	11,306	—	11,306
Preference payments on structured notes			—	3,112	—	3,112
Other			—	365	—	365
Total interest income - other			—	3,477	—	3,477
Total interest income			$18,672	$83,663	$1,576	$103,911
Year Ended December 31, 2012 as compared to Year Ended December 31, 2011
Aggregate interest income increased $23.5 million (21%) to $133.3 million for the year ended December 31, 2012, from $109.9 million for the year ended December 31, 2011. We attribute this increase to the following:
Interest Income from Loans. Aggregate interest income from loans increased $22.3 million (26%) to $109.0 million for the year ended December 31, 2012 from $86.7 million for the year ended December 31, 2011.

(Back to Index)

(Back to Index)

Interest income on bank loans increased $16.7 million (30%) to $71.5 million for the year ended December 31, 2012 from $54.8 million for the year ended December 31, 2011. This increase resulted primarily from the following combination of factors:

•
an increase in the weighted average loan balance of $226.5 million to $1.2 billion for the year ended December 31, 2012 from $963.4 million for the year ended December 31, 2011, principally as a result of our new CLO, Apidos CLO VIII , for which we began acquiring assets in July 2011, and Whitney CLO I ,which we began consolidating in October 2012 when we acquired a controlling interest. The increase in the weighted average balance was partially offset by a decrease in the loan asset balances at Apidos I and III as both have reached the end of their reinvestment period and are now required to use principal proceeds from bank loan payoffs and paydowns to repay outstanding debt. For the year ended December 31, 2012, Apidos I and III paid down a total of $151.2 million par value of CLOs; and

•
an increase in the weighted average yield to 5.94% for the year ended December 31, 2012 as compared to 5.63% for the year ended December 31, 2011, primarily as a result of the increase in accretion income from Apidos CLO VIII for which we began acquiring assets in July 2011. The increase in accretion income from Apidos VIII was partially offset by a decrease in accretion income from Apidos I and Apidos III as those CLOs have decreasing asset and discount balances as both have reached the end of their reinvestment periods.

Interest income on CRE loans increased $5.6 million (18%) to $37.5 million for the year ended December 31, 2012, as compared to $31.9 million for the year ended December 31, 2011.  This increase is a result of the following combination of factors:

•
an increase of $55.7 million in the weighted average loan balance to $701.8 million for the year ended December 31, 2012 from $646.1 million for the year ended December 31, 2011 as we reinvested proceeds from payoffs and paydowns, classified as restricted CDO cash on our balance sheet, beginning in the fourth quarter of 2011, with the majority of these proceeds being reinvested during the second and third quarters of 2012. In addition, we began to originate new loans financed by our Wells Fargo CRE credit facility coupled with new equity raised in 2012; and

•
an increase in the weighted average yield to 5.25% during the year ended December 31, 2012 from 4.95% during the year ended December 31, 2011 as a result of newly originated real estate loans with higher stated interest rates than our legacy portfolio and as a result of an acceleration of fees on one loan that paid off in August 2012.

Interest Income from Securities.  Aggregate interest income from securities increased $1.9 million (15%) to $14.3 million for the year ended December 31, 2012 from $12.4 million for the year ended December 31, 2011.  The increase in interest income from securities resulted principally from the following:
Interest income on CMBS-private placement increased $2.1 million (22%) to $11.4 million for the year ended December 31, 2012 as compared to $9.3 million for the year ended December 31, 2011.  The increase resulted from an increase in the weighted average balance of assets of $55.9 million during the year ended December 31, 2012 to $216.5 million from $160.6 million for the year ended December 31, 2011 primarily as a result of the purchase of assets on our Wells Fargo CMBS facility beginning in February 2011 as well as purchases using proceeds from our stock offerings in 2012.  The increases in interest income on CMBS-private placement as a result of the increase in the weighted average balance were partially offset by a decrease in the weighted average yield of assets to 5.22% for the year ended December 31, 2012 from 5.65% for the year ended December 31, 2011 primarily as a result of the decrease in accretion income during the year ended December 31, 2012. In 2012, securities were purchased at a net premium as opposed to the net discount of our purchases in prior years.
Interest Income - Other.  Aggregate interest income-other decreased $707,000 (7%) to $10.0 million for the year ended December 31, 2012 as compared to $10.7 million for the year ended December 31, 2011 and is primarily related to our trading securities investment program with Resource Capital Markets, Inc., a wholly-owned subsidiary of Resource America that invested $13.0 million of our funds under an investment management agreement.  The payments vary from period to period and are based on cash flows from the underlying securities rather than on a contractual interest rate. The decrease for the year ended December 31, 2012 was primarily related to the sale of 12 securities in September 2012, which meant preference share payments related to those securities ceased as of their disposition.
Year Ended December 31, 2011 as compared to Year Ended December 31, 2010
Aggregate interest income increased $6.0 million (6%) to $109.9 million for the year ended December 31, 2011, from $103.9 million for the year ended December 31, 2010. We attribute this increase to the following:
Interest Income from Loans. Aggregate interest income from loans increased $9.0 million (12%) to $86.7 million for the year ended December 31, 2011 from $77.7 million for the year ended December 31, 2010.

(Back to Index)

(Back to Index)

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

•
an increase in the weighted average rate to 3.76% on bank loans for the year ended December 31, 2011 from 3.24% for the year ended December 31, 2010 primarily because of the increase in spread on these assets; and

•
timing of paydowns and payoffs which caused us to accelerate discounts into income in prior years. The bank loan market experienced increased prepayment speeds beginning in the third quarter of 2010 which have slowed considerably since the second quarter of 2011.

The interest income on bank loans was partially offset by CRE loans which produced $31.9 million of interest income for the year ended December 31, 2011 as compared to $32.9 million for the year ended December 31, 2010, a decrease of $960,000 (3%). This decrease is primarily related to the decrease of $48.0 million in weighted average balance of loans to $646.1 million for the year ended December 31, 2011 from $694.2 million for the year ended December 31, 2010 as a result of the sale of $131.6 million (par value) of loans, conversions of loans to equity investments in real estate of $39.6 million (par value) and the payoff and paydown of $14.4 million (par value) of loans from April 2010 through December 2011.  We began to reinvest these proceeds, classified as restricted cash on our balance sheet, during the fourth quarter of 2010, with the majority of it being reinvested during the second and third quarters of 2011.
Interest Income from Securities. Aggregate interest income from securities increased $990,000 (9%) to $12.4 million for the year ended December 31, 2011 from $11.4 million for the year ended December 31, 2010. The increase in interest income from securities resulted principally from the following:
Interest income from RMBS was $1.5 million for the year ended December 31, 2011 and was the result of RMBS positions purchased as part of our trading portfolio beginning in the fourth quarter of 2010. We had no such interest income for the year ended December 31, 2010.
The increase in interest income from RMBS was partially offset by a decrease in interest income from CMBS-private placement of $478,000 (5%) to $9.3 million for the year ended December 31, 2011 from $9.8 million for the year ended December 31, 2010.  We attribute the decrease to a decrease in the weighted average yield to 5.65% for the year ended December 31, 2011 from 6.97% for the year ended December 31, 2010, primarily as a result of a decrease of $1.2 million in accretion income to $3.2 million during the year ended December 31, 2011 from $4.4 million during the year ended December 31, 2010.  The decrease in accretion income resulted from the impairment of $42.1 million of CMBS, at par, and with associated discounts of $3.1 million during the second quarter of 2011 and the elimination of accretion of those discounts into income.  We no longer recognize discount accretion after we recognize impairment on securities.
The decrease in weighted average yield was partially offset by an increase in the weighted average balance of assets of $20.2 million to $160.6 million for the year ended December 31, 2011 from $140.4 million for the year ended December 31, 2010 principally as a result of the purchase of $102.4 million par value of assets during the year ended December 31, 2011, and during the last half of the year ended December 31, 2010, primarily through a new financing facility.
Interest Income - Leasing. Our equipment leasing portfolio generated $11.3 million of interest income for the year ended December 31, 2010. There was no such income for the year ended December 31, 2011 as a result of the transfer of our leasing portfolio to LCC as part of our preferred equity investment in LCC.  Our restructured investment in LCC, however, generated dividend income, as discussed in “- Other Revenue.”
Interest Income - Other. Aggregate interest income-other increased $7.2 million (208%) to $10.7 million for the year ended December 31, 2011, as compared to $3.5 million for the year ended December 31, 2010 principally from preference payments on structured notes which generated $10.4 million for the year ended December 31, 2011 as compared to $3.1 million for the year ended December 31, 2010. We began purchasing assets for this portfolio in June 2010. Payments on these positions vary from period to period and are based on cash flows from the underlying assets rather than on a contractual interest rate.

(Back to Index)

(Back to Index)

Interest Expense
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Years Ended
	December 31,
	2012	2011	2010
Interest expense:
Bank loans	$21,781	$11,348	$9,573
Commercial real estate loans	7,566	6,397	8,068
CMBS-private placement	1,024	547	—
Leasing	—	—	5,737
Hedging instruments	7,266	8,415	9,438
Securitized borrowings	1,993	1,859	—
General	3,162	3,620	3,650
Total interest expense	$42,792	$32,186	$36,466
The following table sets forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Year Ended		Year Ended		Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Weighted Average		Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance	Yield	Balance
Interest expense:
Bank loans	1.83%	$1,174,495	1.16%	$981,000	1.04%	$906,000
Commercial real estate loans	1.62%	$458,032	1.28%	$499,416	1.46%	$543,345
CMBS-private placement	2.09%	$47,533	2.75%	$19,462	N/A	N/A
Leasing	N/A	N/A	N/A	N/A	8.81%	$65,176
Hedging instruments	5.13%	$138,581	5.27%	$160,132	4.90%	$181,821
Securitized borrowings (1)	8.79%	$21,399	42.90%	$4,347	N/A	N/A
General	4.75%	$65,148	6.39%	$57,249	7.47%	$50,000

(1)
Third party equity holders interest is accounted for as interest expense in our statement of operations using an imputed interest rate on the underlying subordinated debt.  Prior year amounts do not include a change in an accounting estimate made in the current year.

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt and LOC	Net Amortization		Interest Expense		Other	Total
Year Ended December 31, 2012:
Bank loans	1.36%	$7,102	$2,846	(1)	$18,935	(1)	$—	$21,781
Commercial real estate loans	1.08%	$610	2,292		5,274		—	7,566
CMBS-private placement	1.52%	$23	271		753		—	1,024
Hedging	4.97%	$932	—		7,266		—	7,266
Securitized borrowings	14.40%	$—	—		3,195		(1,202)	1,993
General	4.43%	$734	65		3,097		—	3,162
Total interest expense			$5,474		$38,520		$(1,202)	$42,792

Year Ended December 31, 2011:
Bank loans	0.94%	$9,948	$1,894		$9,454		$—	$11,348
Commercial real estate loans	0.97%	$2,918	1,447		4,950		—	6,397
CMBS-private placement	1.48%	$494	247		300		—	547
Hedging	4.95%	$1,160	—		8,415		—	8,415
Securitized borrowings	15.27%	$—	—		1,859		—	1,859
General	5.75%	$917	46		3,574		—	3,620
Total interest expense			$3,634		$28,552		$—	$32,186

Year Ended December 31, 2010:
Bank loans	0.85%	$6,197	$1,751	$7,822	$—	$9,573
Commercial real estate loans	0.99%	$5,377	2,475	5,593	—	8,068
Leasing	5.12%	$—	364	5,373	—	5,737
Hedging	4.90%	$1,387	—	9,438	—	9,438
General	6.30%	$1,194	46	3,604	—	3,650
Total interest expense			$4,636	$31,830	$—	$36,466
Year Ended December 31, 2012 as compared to Year Ended December 31, 2011
Aggregate interest expense increased $10.6 million (33%) to $42.8 million for the year ended December 31, 2012, from $32.2 million for the year ended December 31, 2011. We attribute this increase to the following:
Interest expense on bank loans was $21.8 million for the year ended December 31, 2012, as compared to $11.3 million for the year ended December 31, 2011, an increase of $10.4 million (92%). This increase resulted primarily from the following combination of factors:

•
an increase in the weighted average balance of the related financings of $193.5 million (20%) to $1.2 billion for the year ended December 31, 2012 as compared to $981.0 million for the year ended December 31, 2011 due to the closing of our new CLO, Apidos CLO VIII, which occurred in October 2011 and from the consolidation of Whitney CLO I which we acquired in October 2012. The increase in weighted average balance of financings from the two new CLOs was partially offset by the debt amortization of Apidos CDO I and Apidos CDO III as they reached the end of their reinvestment periods in 2011 and 2012, respectively. During the period July, 31, 2011 through December 31, 2012, Apidos CDO I paid down $116.3 million in principal amount of its CDO notes. During the period from July 1, 2012 through December 31, 2012, Apidos CDO III paid down $40.5 million in principal amount of its CDO notes; and

•
an increase in the weighted average rate to 1.83% for the year ended December 31, 2012 from 1.16% for the year ended December 31, 2011 primarily as a result of the increase in LIBOR, a reference index for the rates payable on most of these financings as well as a full year of interest expense on Apidos CLO VIII which has a higher weighted average rate than our legacy Apidos CLOs as a result of market conditions at the time that Apidos CLO VIII was closed.

(Back to Index)

(Back to Index)

Interest expense on commercial real estate loans was $7.6 million for the year ended December 31, 2012, as compared to $6.4 million for the year ended December 31, 2011, an increase of $1.2 million (18%).  This increase resulted primarily from the acceleration of deferred debt issuance costs on Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007, a qualified REIT subsidiary established to complete a CDO issuance secured by CRE loans, CMBS and property available-for-sale, as a result of note repurchases and deferred debt issuance costs on our new credit facility during the year ended December 31, 2012, which increased the weighted average cost of these borrowings.
Interest expense on CMBS-private placement increased $477,000 (87%) to $1.0 million for the year ended December 31, 2012 as compared to $547,000 for the year ended December 31, 2011. This increase is entirely due to our increased use of a master repurchase agreement facility with Wells Fargo that we entered into in February 2011 to finance our acquisition of highly-rated CMBS.
These increases were partially offset by a decrease in interest expense on hedging instruments of $1.1 million (14%) to $7.3 million for the year ended December 31, 2012 as compared to $8.4 million for the year ended December 31, 2011. The decrease in the hedging expense was primarily due to the maturities of $37.9 million notional amount of hedges beginning in July 2011 through August 2012.
Interest expense on securitized borrowings increased $134,000 (7%) to $2.0 million for the year ended December 31, 2012 as compared to $1.9 million for the year ended December 31, 2011. This interest expense is related to our subordinated investments in Apidos CLO VIII and Whitney CLO I. The interest expense is imputed by an estimated internal rate of return based on expected cashflows over the life of each CLO.
This increase was partially offset by a decrease in general interest expense of $458,000 (13%) to 3.2 million for the year ended December 31, 2012 as compared to $3.6 million for the year ended December 31, 2011. The decrease is primarily the result of the expiration of a two-year amendment on our trust preferred securities, or TRUPs, on September 30, 2011 which reduced the contractual interest rate on our TRUPs by 2%.
Year Ended December 31, 2011 as compared to Year Ended December 31, 2010
Aggregate interest expense decreased $4.3 million (12%) to $32.2 million for the year ended December 31, 2011, from $36.5 million for the year ended December 31, 2010. We attribute this decrease to the following:
Interest expense on bank loans was $11.3 million for the year ended December 31, 2011, as compared to $9.6 million for the year ended December 31, 2010, an increase of $1.8 million (19%). This increase resulted primarily from the following:

•
an increase in the weighted average balance of the related financings of $75.0 million to $981.0 million for the year ended December 31, 2011 as compared to$906.0 million for the year ended December 31, 2010 due to the financing of new asset purchases primarily financed by our warehouse line for a new CLO which closed in October 2011.

•
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

•
a decrease in the weighted average balance of the related financings of $43.9 million to $499.4 million for the year ended December 31, 2011 as compared to $543.3 million for the year ended December 31, 2010, primarily due to the repurchase of $10.0 million and $91.4 million of CDO notes in 2011 and 2010, respectively.  In addition, the reinvestment period of one of our CDOs ended in September 2011 and, consequently, the subsequent paydowns received on loans held by that CDO were used to pay down $23.0 million of notes issued by the CDO.

Interest expense on CMBS-private placement was $547,000 for the year ended December 31, 2011. There was no such expense for the year ended December 31, 2010. The increase is due entirely to a Master Repurchase Agreement with Wells Fargo Bank, National Association that we entered into in February 2011 to use in acquiring highly-rated CMBS.

(Back to Index)

(Back to Index)

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
Other Revenue
The following table sets forth information relating to our other revenue incurred for the periods presented (in thousands):

	Years Ended
	December 31,
	2012	2011	2010
Other revenue:
Rental income	$11,463	$3,656	$35
Dividend income	69	3,045	99
Equity in earnings (loss) of unconsolidated subsidiaries	(2,709)	112	231
Fee income	7,068	7,789	—
Net realized gain on investment securities available-for-sale and loans	4,106	2,643	4,821
Net realized and unrealized gain on investment securities, trading	12,435	837	14,791
Unrealized gain and net interest income on linked transactions, net	728	216	—
Total other revenue	$33,160	$18,298	$19,977
Year Ended December 31, 2012 as compared to Year Ended December 31, 2011
Rental income was $11.5 million and $3.7 million for the years ended December 31, 2012 and 2011, respectively, and is related to our investments in real estate and to a lesser extent, our property available-for-sale during December 31, 2012 and 2011. We acquired two properties in June 2011, one property in August 2011 and one property in September 2012.
We received dividend income of $69,000 and $3.0 million for the years ended December 31, 2012 and 2011, respectively, Substantially all of our dividend income for the year ended December 31, 2011 is related to a transaction whereby on November 16, 2011, we entered into an agreement and exchanged our old preferred interest in LEAF Commercial Capital, Inc., or LCC, an equipment leasing company, for a new preferred interest in LCC as part of a recapitalization of the equipment leasing company.  We have accounted for our resulting interest under the equity method subsequent to November 16, 2011 and, therefore, we no longer record dividend income from this investment.  As of November 16, 2011, we record our equity interest in other income (expense). For the year ended December 31, 2012, we recognized a loss of $3.3 million on this investment.
Equity in (loss) earnings of unconsolidated subsidiaries is primarily related to our investment in LCC for which we realized a loss of $3.3 million for the year ended December 31, 2012. This loss was partially offset by income of $548,000 related to two real estate joint ventures in which we invest.
We generated management fee income of $7.1 million and $7.8 million for the years ended December 31, 2012 and 2011, respectively, which is related to our February 2011 acquisition of a company that manages bank loan assets and entitles us to collect senior, subordinated, and incentive fees related to five collateralized loan obligation issuers, or CLOs.
Net realized gain on investment securities available-for-sale and loans increased $1.5 million (55%) to $4.1 million for for the year ended December 31, 2012 from $2.6 million for the year ended December 31, 2011. The increase for the year ended December 31, 2012 is primarily the result of a net loss of $2.4 million on the sale of ABS during the year ended December 31, 2011. In addition, during the year ended December 31, 2012, there were $1.1 million more in gains from the sales from Apidos loans as compared to the year ended December 31, 2011. These increases were partially offset by $2.1 million less in gains from the sale of CMBS securities during the year ended December 31, 2012.

(Back to Index)

(Back to Index)

Net realized and unrealized gain on investment securities-trading increased $11.6 million (1,386%) to $12.4 million during the year ended December 31, 2012 as compared to $837,000 during the year ended December 31, 2011 primarily as a result of an improvement in market prices related to the securities in this portfolio in September 2012. We were able to take advantage of this rally and sold nine securities-trading, for which we recognized realized net gains of $6.2 million during the three months ended September 30, 2012.
Year Ended December 31, 2011 as compared to Year Ended December 31, 2010
Rental income was $3.7 million and $35,000 for the years ended December 31, 2011 and 2010, respectively, and is related to our property available-for-sale and our investments in real estate during the year ended December 31, 2011. We acquired two properties in June 2011 and one property in August 2011.
We received dividend income of $3.0 million and $99,000 for the years ended December 31, 2011 and 2010, respectively, Substantially all of our dividend income for the year ended December 31, 2011 is related to a transaction whereby on November 16, 2011, we entered into an agreement and exchanged our old preferred interest in LEAF Commercial Capital, Inc., or LCC, an equipment leasing company, for a new preferred interest in LCC as part of a recapitalization of the equipment leasing company.  We have accounted for our resulting interest under the equity method subsequent to November 16, 2011 and, therefore, we no longer record dividend income from this investment.  As of November 16, 2011, we record our equity interest in other income (expense).
We generated management fee income of $7.8 million year ended December 31, 2011, which is related to our February 2011 acquisition of a company that manages bank loan assets that entitles us to collect senior, subordinated, and incentive fees related to five collateralized loan obligation issuers, or CLOs. There was no such investment during the year ended December 31, 2010.
Net realized gains on investment securities available-for-sale and loans decreased $2.2 million (45%) to $2.6 million for the year ended December 31, 2011 from $4.8 million for the year ended December 31, 2010. The decrease is primarily the result of decreased gains from sales of investments in our CMBS portfolio during the year ended December 31, 2011 of $1.5 million as well as increased losses from sales of ABS of $1.5 million during the year ended December 31, 2011 as a result of tax planning with respect to our 75% gross income test for REIT qualification. The losses were partially offset by increased gains from the sale of Apidos loans of $675,000 during the year ended December 31, 2011.
Net realized and unrealized gain on investment securities-trading decreased $14.0 million (94%) to a gain of $837,000 for the year ended December 31, 2011, from a gain of $14.8 million for the year ended December 31, 2010. The decrease in gains is the result of fewer sales of structured finance securities as well as unrealized losses on the positions we still hold due to the decline in fair market value.
Operating Expenses
The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	Years Ended
	December 31,
	2012	2011	2010
Operating expenses:
Management fees − related party	$18,512	$11,022	$13,216
Equity compensation − related party	4,636	2,526	2,221
Professional services	4,700	3,791	3,627
Insurance	639	658	759
Rental operating expense	8,046	2,743	46
General and administrative	4,434	3,950	3,015
Depreciation on operating leases	—	—	4,003
Depreciation and amortization	5,885	4,619	—
Income tax expense	14,602	12,036	5,721
Net impairment losses recognized in earnings	180	6,898	26,804
Provision for loan losses	16,818	13,896	43,321
Total operating expenses	$78,452	$62,139	$102,733

(Back to Index)

(Back to Index)

Year Ended December 31, 2012 as compared to the Year Ended December 31, 2011
Management fees - related party increased $7.5 million (68%) to $18.5 million for the year ended December 31, 2012 as compared to $11.0 million for the year ended December 31, 2011. These expenses represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio. The changes are described below:

•
Incentive management fees to our Manager, which are based upon the excess of adjusted operating earnings, as defined in the management agreement, over a variable base rate, increased $4.3 million (247%) to $6.0 million for the year ended December 31, 2012 from $1.7 million for the year ended December 31, 2011. The increase in these fees was primarily the result of gains on the extinguishment of debt for the year ended December 31, 2012 as well as fewer realized losses on the charge-off of assets in our CRE and Apidos portfolios. The incentive fee is calculated for each quarter and the calculation in any quarter is not affected by the results of any other quarter.

•
Base management fees increased by $1.3 million (19%) to $8.3 million for the year ended December 31, 2012 as compared to $7.0 million for the year ended December 31, 2011. This increase was due to increased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $156.6 million of proceeds from the sales of common stock through our Dividend Reinvestment and Stock Purchase Plan or DRIP, from January 1, 2011 through December 31, 2012 as well as the receipt of $46.6 million and $55.6 million from the proceeds of our March 2011 and September 2012 secondary common stock offerings and proceeds from our preferred stock offerings of $42.2 million, received in October 2012.

•
Incentive management fees related to our structured finance manager increased by $1.9 million (83%) to $4.2 million for the year ended December 31, 2012 as compared to $2.3 million for the year ended December 31, 2011. The increase in fees is primarily related to the improved economic performance of this portfolio during the year ended December 31, 2012, which is reflected in gain on investment securities, trading and preference payments on structured notes.

Equity compensation - related party increased $2.1 million (84%) to $4.6 million for the year ended December 31, 2012 as compared to $2.5 million for the year ended December 31, 2011. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager. The increase in expense was primarily the result of the issuance of new grants during 2012 and 2011.
Professional services increased $909,000 (24%) to $4.7 million for the year ended December 31, 2012 as compared to $3.8 million for the year ended December 31, 2011. The increase is primarily the result of an increase of $879,000 related to collateral management fees related to Apidos VIII paid to a third party. We began consolidating Apidos VIII in October 2011.
Rental operating expense increased $5.3 million (193%) to $8.0 million for the year ended December 31, 2012 as compared to $2.7 million for the year ended December 31, 2011 and is related to an increase in our investments in real estate through several acquisitions beginning in June 2011 through September 2012.
General and administrative expense increased $484,000 (12%) to $4.4 million for the year ended December 31, 2012 as compared to $3.9 million for the year ended December 31, 2011. The increase is primarily the result of the following combination of factors:

•	an increase of $152,000 related to the payment to our board investment committee for their services. We resumed paying these fees in April 2012;

•	an increase of $327,000 related to franchise taxes because of increased profitability and equity in our taxable REIT subsidiaries.
Depreciation and amortization increased $1.3 million (27%) to $5.9 million for the year ended December 31, 2012 as compared to $4.6 million for the year ended December 31, 2011. The increase is related to our acquisition of real estate in the second and third quarters of 2011 and the third quarter of 2012 and our acquisition of Resource Capital Asset Management, or RCAM, in February 2011.
Income tax expense increased $2.6 million (21%) to $14.6 million for the year ended December 31, 2012 as compared to $12.0 million for the year ended December 31, 2011. The increase in income tax expense is attributable to three of our legacy CLO structures (Apidos CDO III, Apidos Cinco CDO, and Apidos CLO VIII) and our new CLO structure (Whitney CLO I) being taxable during the fourth quarter of 2012, which we do not expect to continue into 2013. The balance of the increased tax expense is primarily due to foreclosure tax related to gains on properties sold during 2012.

(Back to Index)

(Back to Index)

Net impairment losses recognized in earnings decreased $6.7 million (97%) to a charge of $180,000 for the year ended December 31, 2012 from a charge of $6.9 million for the year ended December 31, 2011. Impairment charges for the year ended December 31, 2011 were the result of $4.6 million of impairment we recognized on two investment securities available-for-sale due to their losses being recognized as other than temporary as a result of credit deterioration and $2.2 million of impairment on our investment in preferred stock and warrants in LCC upon recapitalization.
Our provision for loan losses increased $2.9 million (21% ) to a provision of $16.8 million for the year ended December 31, 2012, as compared to a provision of $13.9 million for the year ended December 31, 2011.

	Years Ended
	December 31
	2012	2011
CRE loan portfolio	$5,225	$6,478
Bank loan portfolio	11,593	7,418
	$16,818	$13,896
CRE Loan Portfolio
The principal reason for the decrease during the year ended December 31, 2012 as compared to the year ended December 31, 2011 were improved credit conditions for the borrowers in our CRE portfolio with the exception of three positions for which we took provisions. The positions had a total par value of $41.8 million and were written down to $37.3 million for a weighted average write down percentage of 10.9% of par.
Bank Loan Portfolio
The bank loan provision increased by $4.2 million for the year ended December 31, 2012 to $11.6 million as compared to $7.4 million for the year ended December 31, 2011. The principal reason for the increase in bank loan provision for the year ended December 31, 2012 was due to the recognition of impairment on four non-performing loans in our in our bank loan portfolio for the year ended December 31, 2012 as a result of new defaults and an increase in our general reserve related primarily to the acquisition of our new CLO, Whitney CLO I.
Year Ended December 31, 2011 as compared to the Year Ended December 31, 2010
Management fees - related party decreased $2.2 million (17%) to $11.0 million for the year ended December 31, 2011 as compared to $13.2 million for the year ended December 31, 2010. These amounts represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio. The changes are described below:

•
Base management fees increased by $1.6 million (29%) to $7.0 million for the year ended December 31, 2011 as compared to $5.4 million for the year ended December 31, 2010. This increase was due to increased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $83.6 million of net proceeds from the sales of common stock through our Dividend Reinvestment and Stock Purchase Plan or DRIP, during the years ended December 31, 2011 as well as the receipt of $46.6 million from the proceeds of our March 2011 common stock offering.

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

•
Incentive management fees related to our structured finance manager decreased by $1.1 million (32%) to $2.3 million for the year ended December 31, 2011 from $3.4 million for the year ended December 31, 2010. The decrease in fees is primarily related to the decline in the performance of this portfolio at December 31, 2011.

(Back to Index)

(Back to Index)

Equity compensation - related party increased $305,000 (14%) to $2.5 million for the year ended December 31, 2011 as compared to $2.2 million for the year ended December 31, 2010. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to several employees of Resource America who provide investment management services to us through our Manager. The increase in expense was primarily the result of the issuance of new grants during 2011. The increase was partially offset by our quarterly remeasurement of the value of unvested stock.
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
General and administrative expense increased $935,000 (31%) to $4.0 million for the year ended December 31, 2011 from $3.0 million for the year ended December 31, 2010. The increase is primarily the result of the following:

•	an increase of $257,000 related to transaction costs in connection with our acquisition of an investment in real estate in September 2011;

•	increase of $194,000 related to franchise taxes because of increased profitability and equity in our taxable REIT subsidiaries;

•
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
Depreciation and amortization was $4.6 million for the year ended December 31, 2011 and is related to our acquisition of RCAM in February 2011 and our acquisition of real estate in the second and third quarters of 2011. There were no such investments during the year ended December 31, 2010.
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
The following table summarizes information relating to our provision for loan and lease losses for the periods presented (in thousands):

	Years Ended
	December 31,
	2011	2010
CRE loan portfolio	$6,478	$44,357
Bank loan portfolio	7,418	(1,348)
Lease receivables	—	312
	$13,896	$43,321

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
Other Revenue (Expense)
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

	Years Ended
	December 31,
	2012	2011	2010
Other Revenue (Expense)
Gain on consolidation	2,498	—	—
Gain on the extinguishment of debt	16,699	3,875	34,610
Other income (expense)	—	(6)	148
Total other revenue	$19,197	$3,869	$34,758
Year Ended December 31, 2012 as compared to Year Ended December 31, 2011
Gain on consolidation of $2.5 million is related to the consolidation of Whitney CLO I as a result of our acquisition of a controlling financial interest where the net fair value of the assets acquired exceeded our purchase price.
Gain on the extinguishment of debt was $16.7 million for the year ended December 31, 2012 and is due to the repurchase of a portion of the debt issued by Resource Real Estate Funding CDO 2006-1, or RREF CDO 2006-1, a qualified REIT subsidiary established to complete a CDO issuance secured by CRE loans and CMBS, RREF CDO 2007-1 and Apidos CDO I during the period. The notes, issued at par, were bought back as an investment by us at a weighted average price of 88.7%. Gain on the extinguishment of debt was $3.9 million for the year ended December 31, 2011 due to the repurchase of a portion of the debt issued by RREF CDO 2006-1 and RREF CDO 2007-1 during the period. The notes, issued at par, were bought back as an investment by us at a weighted average price of 61.3%.
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

Financial Condition
Summary.
Our total assets at December 31, 2012 were $2.5 billion as compared to $2.3 billion at December 31, 2011.  The increase in total assets was principally due to the origination of whole loans, purchase of CMBS and the acquisition of Whitney CLO I.
Investment Portfolio.
The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of December 31, 2012 and 2011, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

(Back to Index)

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
December 31, 2012
Floating rate
RMBS	$6,047	36.14%	$5,564	33.25%	$(483)	(2.89)%
CMBS-private placement	28,147	100.00%	12,814	45.52%	(15,333)	(54.48)%
Structured notes	9,413	26.67%	19,279	54.62%	9,866	27.95%
Other ABS	—	—%	23	0.27%	23	0.27%
Mezzanine loans (1)	15,845	99.95%	15,644	98.68%	(201)	(1.27)%
Whole loans (1)	533,938	99.64%	527,018	98.35%	(6,920)	(1.29)%
Bank loans (2)	1,178,420	97.09%	1,168,715	97.08%	(9,705)	(0.01)%
Loans held for sale (3)	48,894	92.42%	48,894	92.38%	—	(0.04)%
ABS Securities	26,479	89.42%	27,052	91.36%	573	1.94%
Corporate bonds	33,767	101.82%	33,700	101.61%	(67)	(0.21)%
Total floating rate	1,880,950	95.98%	1,858,703	94.85%	(22,247)	(1.13)%
Fixed rate
CMBS-private placement	154,681	68.14%	158,001	69.61%	3,320	1.47%
B notes (1)	16,327	99.30%	16,121	98.05%	(206)	(1.25)%
Mezzanine loans (1)	66,941	99.70%	66,282	98.73%	(659)	(0.97)%
Loans receivable-related party	8,324	100.00%	8,324	100.00%	—	—%
Total fixed rate	246,273	77.23%	248,728	78.00%	2,455	0.77%
Other (non-interest bearing)
Investment in real estate	75,386	100.00%	75,386	100.00%	—	—%
Investment in unconsolidated entities	45,413	100.00%	45,413	100.00%	—	—%
Total other	120,799	100.00%	120,799	100.00%	—	—%
Grand total	$2,248,022	93.70%	$2,228,230	92.87%	$(19,792)	(0.83)%

(Back to Index)

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
December 31, 2011
Floating rate
RMBS	$8,729	18.60%	$7,120	15.17%	$(1,609)	(3.43)%
CMBS-private placement	28,691	100.00%	8,311	28.97%	(20,380)	(71.03)%
Structured notes	27,345	41.53%	31,553	47.93%	4,208	6.40%
ABS	28,513	88.21%	25,201	77.96%	(3,312)	(10.25)%
Other ABS	—	—%	23	0.28%	23	0.28%
Corporate bonds	—	—%	—	—%	—	—%
Mezzanine loans (1)	53,908	99.97%	53,077	98.43%	(831)	(1.54)%
Whole loans (1)	537,708	99.79%	515,176	95.61%	(22,532)	(4.18)%
Bank loans (2)	1,170,599	97.33%	1,167,302	97.06%	(3,297)	(0.27)%
Loans held for sale (3)	3,154	54.59%	3,154	54.59%	—	—%
Total floating rate	1,858,647	93.71%	1,810,917	91.31%	(47,730)	(2.40)%
Fixed rate
CMBS-private placement	115,643	62.64%	107,331	58.13%	(8,312)	(4.51)%
B notes (1)	16,435	99.13%	16,182	97.61%	(253)	(1.52)%
Mezzanine loans (1)	13,966	100.35%	13,361	96.00%	(605)	(4.35)%
Whole loans (1)	6,965	99.47%	6,965	99.47%	—	—%
Loans receivable-related party	9,497	100.00%	9,497	100.00%	—	—%
Total fixed rate	162,506	70.16%	153,336	66.20%	(9,170)	(3.96)%
Other (non-interest bearing)
Investment in real estate	48,027	100.00%	48,027	100.00%	—	—%
Investment in unconsolidated entities	47,899	100.00%	47,899	100.00%	—	—%
Total other	95,926	100.00%	95,926	100.00%	—	—%
Grand total	$2,117,079	91.61%	$2,060,179	89.15%	$(56,900)	(2.46)%

(1)
Net carrying amount includes an allowance for loan losses of $8.0 million at December 31, 2012, allocated as follows:  B notes ($206,000), mezzanine loans ($860,000) and whole loans ($6.9) million. Net carrying amount includes an allowance for loan losses of $24.2 million at December 31, 2011, allocated as follows:  B notes ($253,000), mezzanine loans ($1.4) million and whole loans ($22.5) million.

(2)	Net carrying amount includes allowance for loan losses of $9.7 million and $3.3 million as of December 31, 2012 and December 31, 2011, respectively.

(3)	Loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.
Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS-private placement portfolio at a net discount.  At December 31, 2012 and 2011, the remaining discount to be accreted into income over the remaining lives of the securities was $9.3 million and $13.9 million, respectively. At December 31, 2012 and 2011, the remaining premium to be amortized into income over the remaining lives of the securities was $2.0 million and $700,000 , respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.

(Back to Index)

(Back to Index)

There was no other-than-temporary impairment on our CMBS-private placement portfolio recorded during the year ended December 31, 2012 as compared to $4.6 million other-than-temporary impairment on one CMBS position bringing the fair value to $48,000 during the year ended December 31, 2011. During the year ended December 31, 2010, we recognized $26.6 million of other-than-temporary impairment on five positions that supported our CMBS investments bringing the combined fair value of these positions to $215,000. Securities classified as available-for-sale have increased in fair value on a net basis as of December 31, 2012 as compared to December 31, 2011 primarily due to improving dealer marks on the existing portfolio and new purchases in 2012. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.
The following table summarizes our CMBS-private placement (in thousands, except percentages):

	Fair Value at				Fair Value at
	December 31, 2011	Net Purchases	Upgrades/Downgrades	MTM Change Same Ratings	December 31, 2012
Moody's Ratings Category:
Aaa	$42,548	$46,562	$—	$(22,280)	$66,830
Aa1 through Aa3	4,115	—	—	811	4,926
A1 through A3	10,678	—	—	(1,734)	8,944
Baa1 through Baa3	27,839	13,503	(4,975)	8,257	44,624
Ba1 through Ba3	3,502	—	(1,306)	1,541	3,737
B1 through B3	960	4,350	(2,965)	4,970	7,315
Caa1 through Caa3	7,151	—	—	901	8,052
Ca through C	2,094	2,496	(2,111)	5,689	8,168
Non-Rated	16,755	5,111	—	(3,647)	18,219
Total	$115,642	$72,022	$(11,357)	$(5,492)	$170,815

S&P Ratings Category:
AAA	$42,548	$36,082	$—	$(25,990)	$52,640
A+ through A-	5,923	—	2,376	(866)	7,433
BBB+ through BBB-	19,179	4,536	(1,382)	(9,085)	13,248
BB+ through BB-	21,130	6,966	(10,345)	13,940	31,691
B+ through B-	2,310	4,350	(9,930)	19,233	15,963
CCC+ through CCC-	6,643	—	—	2,316	8,959
D	615	—	(627)	1,162	1,150
Non-Rated	17,294	20,088	—	2,349	39,731
Total	$115,642	$72,022	$(19,908)	$3,059	$170,815

(Back to Index)

(Back to Index)

Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012:
Structured notes	$9,413	$10,894	$(1,028)	$19,279
RMBS	6,047	858	(1,341)	5,564
Total	$15,460	$11,752	$(2,369)	$24,843

December 31, 2011:
Structured notes	$27,345	$6,098	$(1,890)	$31,553
RMBS	8,729	100	(1,709)	7,120
Total	$36,074	$6,198	$(3,599)	$38,673
We purchased two and sold 15 securities during the year ended December 31, 2012, for a net gain of $5.5 million. We also had one position liquidate during the year ended December 31, 2012 which resulted in a gain of $224,000. We held 13 investment securities-trading as of December 31, 2012. We purchased 27 securities and sold 11 securities during the year ended December 31, 2011, for a net realized gain of $8.0 million. We held 27 investment securities-trading as of December 31, 2011.
Other Asset-Backed Securities.  At December 31, 2012 and December 31, 2011, we held two other ABS positions with a fair value of $23,000.  These securities are classified as available-for-sale and carried at fair value.
Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
December 31, 2012
Whole loans, floating rate (1) (4) (5) (6)	37	$567,938	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,327	8.68%	April 2016
Mezzanine loans, floating rate	2	15,845	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (7)	3	66,941	0.50% to 20.00%	September 2014 to September 2019
Total (2)	43	$667,051

December 31, 2011:
Whole loans, floating rate (1) (4) (5)	32	$537,708	LIBOR plus 2.50% to LIBOR plus 5.75%	April 2012 to February 2019
Whole loans, fixed rate	1	6,965	10.00%	June 2012
B notes, fixed rate	1	16,435	8.68%	April 2016
Mezzanine loans, floating rate	3	53,908	LIBOR plus 2.50% to LIBOR plus 7.45%	May 2012 to December 2012
Mezzanine loans, fixed rate	2	13,966	8.99% to 11.00%	January 2016 to September 2016
Total (2)	39	$628,982

(Back to Index)

(Back to Index)

(1)
Whole loans had $8.9 million and $5.2 million in unfunded loan commitments as of December 31, 2012 and 2011, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $8.0 million and $24.2 million recorded as of December 31, 2012 and 2011, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	Floating rate whole loans includes a $2.0 million portion of a whole loan that has a fixed rate of 15.0% as of December 31, 2012 and 2011, respectively.

(5)	Floating rate whole loans includes a $1.0 million and $302,000 preferred equity tranche of a whole loan that has a fixed rate of 10.0% as of December 31, 2012 and 2011, respectively.

(6)	Amount includes $34.0 million of two whole loans that are classified as a loan held for sale at December 31, 2012.

(7)
Fixed rate mezzanine loans include a mezzanine loan that was modified into 2 tranches which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

Bank Loans.  At December 31, 2012, our consolidated securitizations, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CDO VIII and Whitney CLO I, held a total of $1.2 billion of bank loans at fair value.  The bank loans held by these entities secure the CDO notes they issued and are not available to satisfy the claims of our creditors.  The aggregate fair value of bank loans held increased by $56.2 million over their holdings at December 31, 2011.This increase was primarily due to the acquisition of Whitney CLO I, partially offset by paydowns and sales of bank loans during the year ended December 31, 2012.
We have determined that Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CDO VIII and Whitney CLO I are variable interest entities, or VIEs, and that we are the primary beneficiary of each.  As of December 31, 2012, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII and Whitney CLO I were consolidated.  We own 100% of the equity of Apidos CDO I, Apidos CDO III and Apidos CDO Cinco.  We own approximately 43% of the equity of Apidos CLO VIII and 67% of the equity of Whitney CLO I.
The following table summarizes our bank loan investments (in thousands):

	December 31, 2012		December 31, 2011
	Amortized cost	Fair Value (1)	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$41,831	$42,337	$44,952	$44,956
Ba1 through Ba3	645,502	655,039	648,543	644,497
B1 through B3	443,775	449,232	439,871	427,282
Caa1 through Caa3	27,523	23,869	19,710	12,774
Ca	6,819	3,582	5,765	2,397
No rating provided	27,864	28,154	14,912	14,155
Total	$1,193,314	$1,202,213	$1,173,753	$1,146,061

S&P ratings category:
BBB+ through BBB-	$128,072	$129,648	$84,623	$84,615
BB+ through BB-	483,091	490,823	561,375	559,211
B+ through B-	529,331	535,632	478,684	465,564
CCC+ through CCC-	28,567	25,522	27,097	19,401
CC+ through CC-	2,831	1,451	4,490	1,512
C+ through C-	—	—	—	—
D	2,021	1,237	352	343
No rating provided	19,401	17,900	17,132	15,415
Total	$1,193,314	$1,202,213	$1,173,753	$1,146,061
Weighted average rating factor	1,974		1,969

(1)     The bank loan portfolio's fair value is determined using dealer quotes.

(Back to Index)

(Back to Index)

The following table provides information as to the lien position and status of our bank loans, which we consolidate (in thousands):

	Amortized Cost
	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	Total
December 31, 2012:
Loans held for investment:
First lien loans	$174,208	$206,960	$298,885	$321,022	$147,791	$1,148,866
Second lien loans	3,559	3,237	8,306	9,035	729	24,866
Defaulted first lien loans	2,207	1,200	615	—	—	4,022
Defaulted second lien loans	333	333	—	—	—	666
Total	180,307	211,730	307,806	330,057	148,520	1,178,420
First lien loans held for sale at fair value	2,671	2,770	3,657	5,796	—	14,894
Total	$182,978	$214,500	$311,463	$335,853	$148,520	$1,193,314

December 31, 2011:
Loans held for investment:
First lien loans	$295,318	$242,628	$293,442	$311,923	$—	$1,143,311
Second lien loans	5,281	5,746	6,438	6,845	—	24,310
Subordinated second lien loans	163	122	—	—	—	285
Defaulted first lien loans	1,397	599	697	—	—	2,693
Total	302,159	249,095	300,577	318,768	—	1,170,599
First lien loans held for sale at fair value	—	198	2,018	938	—	3,154
Total	$302,159	$249,293	$302,595	$319,706	$—	$1,173,753
Asset-backed securities.  In November 2011, the investment securities held-to-maturity portfolio was reclassified to investment securities available-for-sale since management no longer intended to hold these positions until maturity.  These investments are now held at fair value with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet.  At December 31, 2012, we held a total of $27.1 million of ABS at fair value through Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CLO VIII all of which secure the debt issued by these entities.  At December 31, 2011, we held a total of $25.2 million fair value of ABS through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  The increase in total ABS was primarily due to improved dealer marks.

(Back to Index)

(Back to Index)

The following table summarizes our ABS at fair value (in thousands):

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$5,856	$6,414	$8,252	$8,051
Aa1 through Aa3	1,086	1,192	1,723	1,593
A1 through A3	6,590	7,116	6,446	6,366
Baa1 through Baa3	2,790	3,108	2,647	2,543
Ba1 through Ba3	5,115	4,614	5,043	3,592
B1 through B3	4,131	3,641	3,613	2,346
Caa1 through Caa3	80	81	—	—
No rating provided	831	886	789	710
Total	$26,479	$27,052	$28,513	$25,201

S&P ratings category:
AAA	$—	$—	$—	$—
AA+ through AA-	6,943	7,608	8,138	7,928
A+ through A-	6,539	7,319	7,467	7,347
BBB+ through BBB-	300	327	950	866
BB+ through BB-	7,518	7,054	1,592	1,335
B+ through B-	2,059	2,011	3,639	3,200
CCC+ through CCC-	80	81	—	—
No rating provided	3,040	2,652	6,727	4,525
Total	$26,479	$27,052	$28,513	$25,201
Weighted average rating factor	690		582
Corporate bonds. In October 2012, we acquired corporate bonds through the purchase of controlling interest in Whitney CLO I .These investments are held at fair value with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet.  At December 31, 2012, we held a total of $33.7 million of corporate bonds at fair value through Whitney CLO I which secure the debt issued by this entity.  We held no corporate bonds as of December 31, 2011.

(Back to Index)

(Back to Index)

The following table summarizes our corporate bonds at fair value (in thousands):

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$4,345	$4,359	$—	$—
Aa1 through Aa3	2,068	2,063	—	—
A1 through A3	5,606	5,582	—	—
Baa1 through Baa3	721	707	—	—
Ba1 through Ba3	4,491	4,445	—	—
B1 through B3	8,757	8,795	—	—
Caa1 through Caa3	—	—	—	—
No rating provided	7,779	7,749	—	—
Total	$33,767	$33,700	$—	$—

S&P ratings category:
AAA	$4,345	$4,359	$—	$—
AA+ through AA-	2,068	2,063	—	—
A+ through A-	3,144	3,110	—	—
BBB+ through BBB-	1,239	1,227	—	—
BB+ through BB-	1,414	1,407	—	—
B+ through B-	14,330	14,322	—	—
CCC+ through CCC-	—	—	—	—
No rating provided	7,227	7,212	—	—
Total	$33,767	$33,700	$—	$—
Weighted average rating factor	1,045		—
Investment in Unconsolidated Entities.  On November 16, 2011, we together with LEAF Financial and LCC, we entered into a stock purchase agreement with Eos Partners, L.P., or Eos, a private investment firm, and its affiliates.  In exchange for our prior interest in LCC, we received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock, or the Series B Preferred Stock, and 2,364 shares of newly issued Series D Redeemable Preferred Stock, or the Series D Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LCC.  Our investment in LEAF was valued at $36.3 million based on a third-party valuation.  Several approaches, including discounted expected cash flows, market approach and comparable sales transactions were used to estimate the fair value of our investment in LEAF as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions.  Accordingly, we recorded a loss of $2.2 million in conjunction with the transaction.  Our resulting interest is accounted for under the equity method.  For the year ended December 31, 2012, we recorded a loss of $3.3 million in other expense on the consolidated statement of income.  Our investment in LCC was valued at $33.1 million as of December 31, 2012.
In accordance with the agreement, we and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, or LRF 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes.  To the extent that the value of the equity on the balance sheet of LRF 3 is less than approximately $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LCC by us), as of the final testing date within 90 days of December 31, 2013, we and Resource America have agreed to be jointly and severally obligated to contribute cash to LCC to make up the deficit. We do not believe it is probable or estimable that we will be required to fund LCC in accordance with the agreement.

(Back to Index)

(Back to Index)

We have a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, Resource Capital Trust I , or RCT I, and RCC Trust II, or RCT II.  We completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  We do not have the power to direct the activities of either trust, nor do we have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these trusts.  Therefore, we are not deemed to be the primary beneficiary of either trust and accordingly, they are not consolidated into our consolidated financial statements.  We record our investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the years ended December 31, 2012, and 2011, we recognized $2.5 million, $3.0 million and $3.6 million, respectively, of interest expense with respect to the subordinated debentures we issued to RCT I and RCT II which included $183,000, $277,000 and $302,000, respectively, of amortization of deferred debt issuance costs.  We will continuously reassess whether we should be deemed to be the primary beneficiary of the trusts.

Financing Receivables

The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Lease Receivables	Loans Receivable-Related Party	Total
December 31, 2012:
Allowance for losses at January 1, 2012	$24,221	$3,297	$—	$—	$27,518
Provision for loan loss	5,225	11,593	—	—	16,818
Loans charged-off	(21,460)	(5,185)	—	—	(26,645)
Recoveries	—	—	—	—	—
Noncontrolling interest eliminated in consolidation	—	—	—	—	—
Allowance for losses at December 31, 2012	$7,986	$9,705	$—	$—	$17,691
Ending balance:
Individually evaluated for impairment	$2,142	$3,236	$—	$—	$5,378
Collectively evaluated for impairment	$5,844	$6,469	$—	$—	$12,313
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$177,055	$4,688	$—	$8,324	$190,067
Collectively evaluated for impairment	$489,996	$1,187,875	$—	$—	$1,677,871
Loans acquired with deteriorated credit quality	$—	$751	$—	$—	$751

December 31, 2011:
Allowance for losses at January 1, 2011	$31,617	$2,616	$70	$—	$34,303
Provision for loan loss	6,478	7,418	—	—	13,896
Loans charged-off	(13,874)	(6,737)	(70)	—	(20,681)
Recoveries	—	—	—	—	—
Allowance for losses at December 31, 2011	$24,221	$3,297	$—	$—	$27,518
Ending balance:
Individually evaluated for impairment	$17,065	$1,593	$—	$—	$18,658
Collectively evaluated for impairment	$7,156	$1,704	$—	$—	$8,860
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$113,038	$2,693	$—	$9,497	$125,228
Collectively evaluated for impairment	$515,944	$1,171,060	$—	$—	$1,687,004
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2012:
Bank loans	$1,095,148	$33,677	$27,837	$16,318	$5,440	$14,894	$1,193,314

As of December 31, 2011:
Bank loans	$1,076,298	$19,739	$60,329	$11,540	$2,693	$3,154	$1,173,753
All of our bank loans are performing with the exception of five loans with a total carrying amount of $5.4 million as of December 31, 2012, one of which defaulted as of December 31, 2012, three of which defaulted as of March 31, 2012 and one of which defaulted on December 31, 2011. As of December 31, 2011, all of our bank loans were performing with the exception of one loan which defaulted on December 31, 2011 with a carrying amount of $2.7 million.
Commercial Real Estate Loans
We use a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing our highest rating and 4 representing our lowest rating.  We designate loans that are sold after the period end at the lower of our fair market value or cost, net of any allowances and costs associated with the loan sales. In addition to the underlying performance of the loan collateral, we consider such things as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading our commercial real estate loans.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of December 31, 2012:
Whole loans	$427,456	$—	$106,482	$—	$34,000	$567,938
B notes	16,327	—	—	—	—	16,327
Mezzanine loans	38,296	—	44,490	—	—	82,786
	$482,079	$—	$150,972	$—	$34,000	$667,051

As of December 31, 2011:
Whole loans	$329,085	$87,598	$90,225	$37,765	$—	$544,673
B notes	16,435	—	—	—	—	16,435
Mezzanine loans	23,347	—	44,527	—	—	67,874
	$368,867	$87,598	$134,752	$37,765	$—	$628,982
All of our commercial real estate loans were performing as of December 31, 2012 and 2011.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis for the years indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
December 31, 2012:
Whole loans	$—	$—	$—	$—	$567,938	$567,938	$—
B notes	—	—	—	—	16,327	16,327	—
Mezzanine loans	—	—	—	—	82,786	82,786	—
Bank loans	1,549	—	3,891	5,440	1,187,874	1,193,314	—
Loans receivable- related party	—	—	—	—	8,324	8,324	—
Total loans	$1,549	$—	$3,891	$5,440	$1,863,249	$1,868,689	$—

December 31, 2011:
Whole loans	$—	$—	$—	$—	$544,673	$544,673	$—
B notes	—	—	—	—	16,435	16,435	—
Mezzanine loans	—	—	—	—	67,874	67,874	—
Bank loans	—	—	—	—	1,173,753	1,173,753	—
Loans receivable- related party	—	—	—	—	9,497	9,497	—
Total loans	$—	$—	$—	$—	$1,812,232	$1,812,232	$—

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2012:
Loans without a specific valuation allowance:
Whole loans	$115,841	$115,841	$—	$114,682	$3,436
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$367
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$6,754	$6,754	$—	$—	$851
Loans with a specific valuation allowance:
Whole loans	$23,142	$23,142	$(2,142)	$22,576	$801
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$5,440	$5,440	$(3,236)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$138,983	$138,983	$(2,142)	$137,258	$4,237
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	6,754	6,754	—	—	851
	$189,249	$189,249	$(5,378)	$175,330	$5,455

December 31, 2011:
Loans without a specific valuation allowance:
Whole loans	$75,273	$75,273	$—	$75,263	$2,682
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$7,820	$7,820	$—	$—	$1,112
Loans with a specific valuation allowance:
Whole loans	$37,765	$37,765	$(17,065)	$36,608	$920
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$2,693	$2,693	$(1,593)	$2,693	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$113,038	$113,038	$(17,065)	$111,871	$3,602
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	2,693	2,693	(1,593)	2,693	—
Loans receivable - related party	7,820	7,820	—	—	1,112
	$123,551	$123,551	$(18,658)	$114,564	$4,714
(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Year Ended December 31, 2012:
Whole loans (1)	7	$175,708	$158,422
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party (2)	1	7,797	7,797
Total loans	9	$221,577	$204,291

Year Ended December 31, 2011:
Whole loans	2	$34,739	$33,073
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable	—	—	—
Loans receivable - related party	1	7,981	7,981
Total loans	3	$42,720	$41,054

(1)
Whole loans include a whole loan with a pre-modification and post-modification outstanding recorded balance of $21.8 million that have been converted to real-estate owned and will no longer be a TDR after December 31, 2012.

(2)	Loans receivable - related party has received paydowns for the year ended December 31, 2012 and currently has an outstanding balance of $6.8 million as of December 31, 2012.
As of December 31, 2012 and 2011, there were no troubled-debt restructurings that subsequently defaulted.

Investments in Real Estate
The table below summarizes our investments in real estate (in thousands):

	As of December 31, 2012		As of December 31, 2011
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$42,179	2	$38,577	2
Office property	10,149	1	10,149	1
Hotel property	25,608	1	—	—
Subtotal	77,936		48,726
Less: Accumulated depreciation	(2,550)		(699)
Investments in real estate	$75,386		$48,027
No impairment charges were recorded on our investment in real estate during the year ended December 31, 2012 and 2011.
Acquisitions
During the year ended December 31, 2012, we foreclosed on one self-originated loan and converted it to an investment in real estate.  During the year ended December 31, 2011, we converted two loans we had originated to investments in real estate and acquired one real estate asset, summarized as follows:

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

The following table is a summary of the aggregate estimated fair value of the assets and liabilities acquired on the respective date of acquisition (in thousands):

Description	December 31, 2012	December 31, 2011
Assets acquired:
Investments in real estate	$25,500	$48,683
Cash and cash equivalents	—	177
Restricted cash	—	2,360
Intangible assets	—	2,490
Other assets	(89)	391
Total assets acquired	25,411	54,101
Liabilities assumed:
Accounts payable and other liabilities	3,750	673
Total liabilities assumed	3,750	673
Estimated fair value of net assets acquired	$21,661	$53,428
We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on the new investment in real estate during the year ended December 31, 2012. Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively.
During the third quarter of 2011, we accounted for the acquisition of The Heights (formerly Whispertree Apartments) as a business combination in accordance with FASB ASC Topic 805.  In the fourth quarter of 2011, we obtained the final appraisal of the property.  Based on the final appraisal, we adjusted the value of the land and the value of the building by $3.9 million, respectively, as of the acquisition date.  Accordingly, these adjustments were recognized and are reflected in the consolidated financial statements as of December 31, 2012 and 2011.
Restricted cash.  At December 31, 2012, we had restricted cash of $94.1 million, which consisted of $90.0 million of restricted cash on our six CDOs, $500,000 held in a margin account related to our swap portfolio and $3.6 million held in restricted accounts at our investment properties.  At December 31, 2011, we had restricted cash of $142.8 million, which consisted of $138.1 million of restricted cash on our six CDOs, $1.5 million held in a margin account related to our swap portfolio and $3.2 million held in restricted accounts at our real estate assets.  The decrease of $48.7 million is primarily related to new loan settlements in our CDOs, which were a result of the use of restricted cash available for reinvestment prior to the expiration of the reinvestment period for three of our CDOs, Apidos CDO I, Apidos CDO III and RREF CDO 2006-1.  Any subsequent loan paydown proceeds in these CDOs are now used to repay the notes outstanding as stipulated in the indenture.

(Back to Index)

(Back to Index)

Interest Receivable.  At December 31, 2012, we had interest receivable of $7.8 million, which consisted of $7.8 million million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  At December 31, 2011, we had interest receivable of $8.8 million, which consisted of $8.8 million of interest on our securities and loans and $15,000 of interest earned on escrow and sweep accounts.  The decrease resulted from a decrease of $1.5 million in interest receivable on structured notes and a decrease of $600,000 in interest receivable on bank loans due to the timing of when payments were due and received. The decrease was partially offset by an increase in interest receivable on CRE loans of $1.1 million.
Prepaid Expenses.  The following table summarizes our other assets as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Prepaid taxes	$9,546	$125
Prepaid insurance	425	276
Other prepaid expenses	425	247
Total	$10,396	$648
Prepaid expenses increased $9.7 million to $10.4 million as of December 31, 2012 from $648,000 as of December 31, 2011. The increase resulted primarily from an increase of $9.4 million in prepaid taxes due to the timing of when taxes are paid and higher taxable income from our taxable REIT subsidiaries in 2012.
Other Assets.  The following table summarizes our other assets as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Management fees receivable	$1,253	$1,170
Other receivables	1,542	1,296
Preferred stock proceeds receivable	1,248	—
Fixed assets	66	979
Total	$4,109	$3,445
Other assets increased $664,000 to $4.1 million as of December 31, 2012 from $3.4 million as of December 31, 2011.  This increase resulted primarily from an increase of $1.2 million of Series B Preferred proceeds receivable due to the timing of when these proceeds were received by us.
Hedging Instruments.  Our hedges at December 31, 2012 and 2011 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With interest rates at historically low levels and the forward curve projecting steadily increasing rates as well as the scheduled maturity of two hedges during 2012, we expect that the fair value of our hedges will modestly improve in 2013.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at December 31, 2012 were as follows (in thousands):

(Back to Index)

(Back to Index)

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	$31,598	4.13%	01/10/08	05/25/16	$(1,939)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(231)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(398)
Interest rate swap	1 month LIBOR	80,256	5.58%	06/26/07	04/25/17	(10,503)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(258)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(575)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(572)
Total CRE Swaps		125,014				(14,476)

CMBS Swaps
Interest rate swap	1 month LIBOR	85	0.64%	02/23/2011	11/01/2013	—
Interest rate swap	1 month LIBOR	27	0.51%	03/18/2011	11/01/2013	—
Interest rate swap	1 month LIBOR	101	0.55%	03/28/2011	11/01/2013	—
Interest rate swap	1 month LIBOR	150	0.55%	04/15/2011	11/18/2013	—
Interest rate swap	1 month LIBOR	2,360	1.11%	04/26/2011	01/15/2014	(20)
Interest rate swap	1 month LIBOR	726	0.84%	03/31/2011	01/18/2014	(2)
Interest rate swap	1 month LIBOR	3,043	1.93%	02/14/2011	05/01/2015	(90)
Interest rate swap	1 month LIBOR	746	1.30%	07/19/2011	03/18/2016	(12)
Interest rate swap	1 month LIBOR	2,989	1.95%	04/11/2011	03/18/2016	(87)
Total CMBS Swaps		10,227				(211)

Total Interest Rate Swaps		$135,241	4.94%			$(14,687)
CMBS – Term Repurchase Facility
In February 2011, our wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of highly-rated CMBS.  The maximum amount of the facility is $100.0 million with a 0.25% structuring fee and an initial two year term with a one year option to extend. We guaranteed RCC Real Estate’s and RCC Commercial’s performance of their obligations under the repurchase agreement.  At December 31, 2012, RCC Real Estate had borrowed $42.5 million (net of $23,000 of deferred debt issuance costs), all of which we had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $51.4 million and a weighted average interest rate of one-month LIBOR plus 1.32%, or 1.53%.  At December 31, 2011, RCC Real Estate had borrowed $41.0 million (net of $494,000 of deferred debt issuance costs), all of which we had guaranteed.  At December 31, 2011, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $47.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.54%.
CRE – Term Repurchase Facility
On February 27, 2012, we entered into a master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the origination of commercial real estate loans.  The facility has a maximum amount of $150.0 million and an initial 18 month term with two one year options to extend.  We paid an origination fee of 37.5 basis points (0.375%).  We guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At December 31, 2012, RCC Real Estate had borrowed $58.8 million (net of $348,000 of deferred debt issuance costs), all of which we guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by several commercial real estate loans with an estimated fair value of $85.4 million and a weighted average interest rate of one-month LIBOR plus 2.67%, or 2.88%. We had no borrowings under the facility as of December 31, 2011.
CRE - Repurchase Facility
On March 8, 2005, we entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of commercial real estate loans. There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates. We guaranteed RCC Real Estate's performance of its obligations under the repurchase agreement.  We repaid all borrowings under this agreement as of December 31, 2012.

(Back to Index)

(Back to Index)

Short-Term Repurchase Agreements
On March 8, 2005, we entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of commercial real estate loans and purchase of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  We guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At December 31, 2012, RCC Real Estate had borrowed $3.1 million, all of which we had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $5.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.  We had no borrowings under this facility as of December 31, 2011.
On February 14, 2012, we entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the purchase of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date with monthly resets of interest rates.  We guaranteed RCC Real Estate’s performance of our obligations under the repurchase agreement.  At December 31, 2012, RCC Real Estate had borrowed $5.4 million, all of which we had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by two CMBS bonds with an estimated fair value of $8.5 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.
On November 6, 2012, we entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the purchase of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity with monthly resets of interest rates.  At December 31, 2012, RCC Real Estate had borrowed $4.7 million, all of which we had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $7.2 million and a weighted average interest rate of one-month LIBOR plus 0.80%, or 1.01%.
Collateralized Debt Obligations
As of December 31, 2012, we had executed and retained equity in seven CDO transactions as follows:

•
In February 2011, we acquired the rights to manage the assets held by Whitney CLO I. In October 2012, we purchased 66.6% of the oustanding preferred equity. Based upon that purchase, we determined that we had a controlling interest and consolidated Whitney CLO I. The balance of senior notes outstanding as of October 2012, the date of acquisition, was $209.5 million at a discount of 1.47% . All of the notes issued mature on March 1, 2017. We have the right to call the notes anytime after March 1, 2009 until maturity in March 2017. The weighted average interest rate on all notes was 1.82% at December 31, 2012. The reinvestment period for Whitney CLO I ended in March 2011 which will result in the sequential pay down of notes as underlying collateral matures and pays down. Since we consolidated Whitney CLO I, $15.5 million of Class A-1L and $19.9 million of Class A-1LA notes have been paid down.

•
In October 2011, we closed Apidos CLO VIII, a $350.0 million CLO transaction that provided financing for bank loans.  The investments held by Apidos CLO VIII collateralized $317.6 million of senior notes issued by the CDO vehicle.  Resource TRS III originally purchased a $15.0 million equity interest representing approximately 43% of the outstanding preference shares and subsequently sold $3.5 million to our subsidiary RSO Equity Co, LLC in connection with the sale of Apidos Capital Management by the Manager.  At December 31, 2012, the notes issued to outside investors had a weighted average borrowing rate of 2.16%.

•
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008, an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, $250,000 of the Class J senior notes in January 2010, $5.0 million of the Class A-2 senior notes in August 2011, $5.0 million of the Class A-2 senior notes in September 2011 and $50.0 million of the A1-R notes were repurchased in June 2012 by a clearing broker for us and subsequently paid off.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares. At December 31, 2012, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 0.81%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected.  Through December 31, 2012, $14.5 million of the Class A-1 and $50.0 million of the Class A-1R senior notes had been paid down.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  RCC Commercial II holds a $28.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2012, the notes issued to outside investors had a weighted average borrowing rate of 0.82%.

(Back to Index)

(Back to Index)

•
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in September 2009, $3.5 million of the Class E senior note and $4.0 million of the Class F senior notes in September 2009, $20.0 million of the Class A-1 senior notes in February 2010, $4.3 million of the Class A-1 senior notes in May 2012 and $4.0 million of the Class C senior notes in May 2012.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2012, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 1.42%.  The reinvestment period expired in September 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through December 31, 2012, $29.7 million of the Class A-1 senior notes had been paid down.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2012, the notes issued to outside investors had a weighted average borrowing rate of 0.80%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected. Through December 31, 2012, $40.5 million of the Class A-1 senior notes had been paid down.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  RCC Commercial originally purchased a $28.5 million equity interest representing 100% of the outstanding preference shares and during the three months ended June 30, 2012 sold 10% or $2.85 million to our subsidiary RSO Equity Co, LLC in connection with the sale of CVC Credit Partners, formerly Apidos Capital Management, by the Manager.  Our subsidiary, RCC Commercial II, repurchased $2.0 million of the Class B notes in May 2012.  At December 31, 2012, the notes issued to outside investors had a weighted average borrowing rate of 1.07%.  The reinvestment period expired in July 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through December 31, 2012, $116.3 million of the Class A-1 senior notes had been paid down.

On June 21, 2011, we surrendered to the respective trustees, for cancellation without consideration, certain notes issued by RREF CDO 2007-1 and RREF CDO 2006-1.  In RREF CDO 2007-1, we surrendered $7.5 million of the Class B notes, $6.5 million of the Class F notes, $6.25 million of the Class G notes and $10.625 million of the Class H notes.  In RREF CDO 2006-1, we surrendered $6.9 million of the Class B notes, $7.7 million of the Class C notes, $5.52 million of the Class D notes, $7.0 million of the Class E notes and $5.25 million of the Class F notes.  The surrendered notes were canceled by the trustee under the applicable indentures, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations improves each CDO’s performance with respect to its over-collateralization and interest coverage tests, with which each CDO had complied before cancellation, and secures our long term interest in these structured vehicles.
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
The rates for RCT I and RCT II at December 31, 2012, were 4.26% and 4.26%, respectively and 4.32% and 4.38% at December 31, 2011, respectively.  The junior subordinated debentures debt issuance costs are included in borrowings in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2012 were $358,000 and $377,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2011 were $450,000 and $467,000, respectively.

(Back to Index)

(Back to Index)

Stockholders’ Equity
Stockholders’ equity at December 31, 2012 was $613.3 million and gave effect to $15.6 million of unrealized losses on our cash flow hedges and $11.5 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss and also from improvement in the fair market value of our securities available-for-sale portfolio.  Stockholders’ equity at December 31, 2011 was $429.7 million and gave the effect to $14.3 million of unrealized losses on cash flow hedges and $32.0 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The increase in stockholder’s equity during the year ended December 31, 2012 was principally due to the proceeds from sales of our common stock through our common stock offering and DRIP, the initial issuance and at-the-market offering of Series A 8.5% Preferred Stock and the initial issuance and at-the market offering of Series B 8.25% Preferred Stock.
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
Management believes that FFO and AFFO are appropriate measures of our operating performance in that they are frequently used by analysts, investors and other parties in the evaluation of REITs.  Management uses FFO and AFFO as measures of our operating performance, and believe they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash items, such as real estate depreciation, share-based compensation and various other items required by GAAP, and capital expenditures, that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Our board of directors also uses FFO and AFFO, in addition to net income and REIT taxable income, in making decisions regarding distributions.
While the our calculations of AFFO may differ from the methodology used for calculating AFFO by other REITs and our AFFO may not be comparable to AFFO reported by other REITs, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare our performance with some other REITs.  Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP.  Furthermore FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties.  Neither FFO nor AFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income to FFO and AFFO for the periods presented (in thousands):

	Three Months Ended		Years Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income allocable to common shares - GAAP	$14,141	$413	$63,199	$37,716
Adjustments:
Real estate depreciation and amortization	661	1,112	2,686	2,606
Gains on sales of properties (1)	(224)	—	(1,664)	—
Impairment charges on repossessed real estate assets	—	—	—	1,449
FFO	14,578	1,525	64,221	41,771
Adjustments:
Non-cash items:
Adjust for impact of imputed interest on VIE accounting	(3,049)	—	(3,049)	—
Provisions for loan losses	7,900	2,249	12,408	6,898
Amortization of deferred costs (non real estate) and intangible assets	3,140	193	8,896	317
Equity investment losses	956	(7)	3,256	(17)
Share-based compensation	1,224	1,127	4,636	2,526
Impairment losses on real property held for sale	—	1,771	180	5,870
Straight line rental adjustments	1	—	15	—
Gain on the extinguishment of debt	(11,235)	—	(13,070)	(3,875)
IMF adjustment related to extinguishment of debt	2,614	—	2,614	—
REIT tax planning adjustments	6,810	11,008	6,810	11,751
Cash items:
Gains on sales of joint venture real estate interest (1)	224	—	1,664	—
Gain on the extinguishment of debt	7	—	670	—
Capital expenditures	(826)	(864)	(3,081)	(1,296)
AFFO	$22,344	$17,002	$86,170	$63,945

Weighted average shares – diluted	100,959	77,326	89,284	70,809

AFFO per share – diluted	$0.22	$0.22	$0.97	$0.90

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

(Back to Index)

(Back to Index)

REIT Taxable Income
We calculate estimated REIT taxable income, which is a non-GAAP financial measure, according to the requirements of the Internal Revenue Code. The following table reconciles GAAP net income to estimated REIT taxable income for the periods presented (in thousands):

	Years Ended
	December 31,
	2012	2011	2010
Net income - GAAP	$64,443	$37,716	$19,447
Taxable REIT subsidiary's income (loss)	120	(6,033)	(9,833)
Adjusted net income	64,563	31,683	9,614

Adjustments:
Share-based compensation to related parties	2,748	274	805
Capital carryover (utilization)/losses from the sale of securities	(16,000)	(23,274)	(5,013)
Provision for loan and lease losses unrealized	5,225	6,478	44,357
Asset impairments	180	4,649	26,638
Equity in income (loss) of real estate joint venture	(21,408)	2,540	(14,493)
Tax gain on sale of real estate joint venture	19,690	—	1,443
Investments in real estate	622	1,788	—
Foreclosure Tax	1,679	—	—
Deferral of extinguishment of debt income	—	—	—
Net book to tax adjustment for the inclusion of our taxable REIT subsidiaries	(14,475)	(10,211)	(22,204)
Subpart F income limitation	—	—	—
Distributable earnings from nonconsolidating taxable REIT subsidiary	—	—	1,000
Other net book to tax adjustments	1,312	(90)	(1,423)
Estimated REIT taxable income, before deduction for dividends paid	$44,136	$13,837	$40,724
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

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
For the year ended 2012, our principal sources of current liquidity are proceeds from the sale of common stock through our DRIP, proceeds from our offering of 8.5% Series A Preferred Stock and proceed from our offering of 8.25% Series B Preferred Stock as well as funds available in exiting CDO financings of $78.5 million and cash flow from operations.  For the year ended 2012, we received $73.0 million of DRIP proceeds and $43.1 million of preferred stock sales proceeds, both of which are included in our $85.3 million of unrestricted cash at December 31, 2012.  In addition, we have capital available through two CRE term facilities to help finance the purchase of CMBS securities and origination of commercial real estate loans of $45.3 million and $90.9 million, respectively.  As of December 31, 2011, our principal sources of current liquidity were $46.6 million of net proceeds from our May 2011 offering, $83.6 million of proceeds from sales of common stock through our DRIP and funds available in existing CDO financings of $110.9 million and cash flow from operations.
Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through December 31, 2012, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.
The following table sets forth collateralized debt obligations – distributions and coverage test summary for the periods presented (in thousands):

Name	CDO Type	Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
		Year Ended December 31,	Year Ended December 31,	As of December 31,	As of December 31,	As of Initial Measurement Date
		2012 (1)	2011 (1)	2012 (2) (3)	2012 (4)
		(actual)	(actual)
Apidos CDO I (5)	CLO	$7,971	$9,305	$5,521	$13,386	$17,136
Apidos CDO III (6)	CLO	$8,742	$8,351	$3,997	$9,900	$11,269
Apidos Cinco CDO	CLO	$11,109	$9,941	$6,420	$19,294	$17,774
Apidos CLO VIII (7)	CLO	$5,186	$—	$4,681	$14,610	$13,657
Whitney CLO I (8)	CKI	$567	$—	$22	$15,171	$—
RREF 2006-1 (9)	CRE CDO	$15,032	$11,637	$10,167	$45,837	$24,941
RREF 2007-1 (10)	CRE CDO	$13,226	$10,743	$11,621	$32,641	$26,032

(1)	Distributions on retained equity interests in CDOs (comprised of note investments and preference share ownership).

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)	Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to RSO's preference shares.

(4)	Overcollateralization cushion represents the amount by which the collateral held by the CDO issuer exceeds the maximum amount required.

(5)	Apidos CDO I reinvestment period expired in July 2011.

(6)	Apidos CDO III reinvestment period expired in June 2012.

(7)	Distributions from Apidos CLO VIII, which closed in October 2011, include $757,000 in subordinated management fees; RSO's contribution of $15.0 million represents 43% of the subordinated debt.

(8)	Whitney CLO I was acquired in October 2012, when RSO purchased 66% of the outstanding preference shares.

(9)	RREF CDO 2006-1 reinvestment period expired in September 2011.

(10)	RREF CDO 2007-1 reinvestment period expired in June 2012.

(Back to Index)

(Back to Index)

At February 28, 2013, after paying the fourth quarter common and preferred dividends, RSO's liquidity is derived from two primary sources:

•	unrestricted cash and cash equivalents of $99.3 million, restricted cash of $500,000 in margin call accounts and $4.1 million in the form of real estate escrows, reserves and deposits; and

•
capital available for reinvestment in seven CDO entities of $30.0 million, of which $775,000 is designated to finance future funding commitments on CRE loans, loan principal repayments that will pay down outstanding CLO notes of $79.1 million and $11.2 million in interest collections.

Our leverage ratio may vary as a result of the various funding strategies we use.  As of December 31, 2012 and 2011, our leverage ratio was 2.9 times and 4.2 times, respectively.  The decrease in leverage ratio was primarily due to the repayment of our CDO notes and equity offering proceeds received through our DRIP and preferred stock issuances which were partially offset by borrowings under our Wells Fargo CMBS and Deutsche Bank CRE repurchase facilities.
Distributions
In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.  On December 19, 2012, we declared a quarterly distribution of $0.20 per share of common stock, $21.0 million in the aggregate, which was paid on January 28, 2013 to stockholders of record as of December 31, 2012.

Contractual Obligations and Commitments

	Contractual Commitments (dollars in thousands) Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
CDOs (1)	$1,614,883	$—	$—	$—	$1,614,883
Repurchase Agreements(2)	126,718	126,718	—	—	—
Unsecured junior subordinated debentures (3)	50,814	—	—	—	50,814
Mortgage payable	13,600	—	—	—	13,600
Joint ventures (4)	1,030	1,030	—	—	—
Unfunded commitments on CRE loans (5)	8,933	—	8,933	—	—
Base management fees (6)	9,998	9,998	—	—	—
Total	$1,825,976	$137,746	$8,933	$—	$1,679,297

(1)
Contractual commitments do not include $5.0 million, $7.5 million, $5.8 million, $18.0 million, $9.7 million, $14.6 million and $43.2 million of interest expense payable through the stated maturity dates of July 2014, May 2015, May 2015, March 2017, June 2017 and October 2017, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1, Whitney CLO I, RREF 2007-1 and Apidos CLO VIII.  The maturity date represents the period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitments include $116,000 of interest expense payable through the maturity date of January 18, 2013 on our repurchase agreements.

(3)
Contractual commitments do not include $46.5 million and $47.5 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)
The joint venture agreement requires us to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed, up to a specified amount.  We expect that all remaining assets will be sold within two years.

(5)
Unfunded commitments on CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.

(6)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

(Back to Index)

(Back to Index)

At December 31, 2012, we had 16 interest rate swap contracts with a notional value of $135.2 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of December 31, 2012, the average fixed pay rate of our interest rate hedges was 4.94% and our receive rate was one-month LIBOR, or 0.21%.

Off-Balance Sheet Arrangements
General
As of December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, as of December 31, 2012, we had not guaranteed obligations of any such unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities. Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For a discussion of our unconsolidated VIEs, see “Investments in Unconsolidated Entities,” below.
Unfunded Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our commercial real estate loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of December 31, 2012, we had eight loans with unfunded commitments totaling $8.9 million, of which $775,000 will be funded by restricted cash in RREF CDO 2007-1; we intend to fund the remaining $8.1 million through cash flow from normal operating activities and principal repayments on other loans in our portfolio. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Guarantees and Indemnifications
In the ordinary course of business, we may provide guarantees and indemnifications that contingently obligate us to make payments to the guaranteed or indemnified party based on changes in the value of an asset, liability or equity security of the guaranteed or indemnified party. As such, we may be obligated to make payments to a guaranteed party based on another entity’s failure to perform or achieve specified performance criteria, or we may have an indirect guarantee of the indebtedness of others. On November 16, 2011, as set forth in " -Financial Condition - Investment in Unconsolidated Entities, as part of the LCC transaction, we and Resource America are jointly and severally liable to contribute cash to LCC, to the extent that the value of the equity on the balance sheet of LEAF Receivables Funding 3 is less than $18.7 million (the value of Leaf Receivables Funding 3’s equity when it was contributed to LCC by RCC) as of a specified final testing date within 90 days following December 31, 2013. We do not believe it is probable or estimable that we will be required to fund LCC in accordance with the SPA because LEAF Receivables Funding 3 is currently profitable and is expected to be profitable through the year ended December 31, 2013.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that may affect the value of our assets or liabilities and our financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain. The critical policies summarized below relate to valuation of investment securities, accounting for derivative financial instruments and hedging activities, income taxes, allowance for loan and lease losses and variable interest entities. We have reviewed these accounting policies with our board of directors and believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at the time. We rely on the Manager's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates.

(Back to Index)

Valuation of Investment Securities
We classify our investment portfolio as either available-for-sale investments or trading investments. For a discussion of the basis of fair value analysis, and of the determination of whether an asset's valuation should be characterized as Level 1, Level 2 or Level 3, see Note 20, “Fair Value of Financial Instruments” in the notes to consolidated financial statements.
We report securities available-for-sale at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. As of December 31, 2012 and 2011, we had aggregate unrealized losses on our available-for-sale securities of $11.5 million and $32.0 million, respectively, which, if not recovered, may result in the recognition of future losses. To determine fair value, we obtain a quote from a dealer, which typically will be the dealer who sold us the security. We have been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models. These quotes are non-binding. Dependent upon how the dealers develop their quotes, market liquidity and levels of trading activity, we categorized these investment securities available-for-sale in Level 1, 2, or 3 in the fair value hierarchy. We evaluate the reasonableness of the quotes we receive by applying our own valuation models. If there is a material difference between a quote we receive and the value indicated by our valuation models, we will evaluate the difference. As part of that evaluation, we will discuss the difference with the dealer, who may revise their quote based upon these discussions. Alternatively, we may revise our valuation models.
We are required to determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), evaluate whether the impairment is other than temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.
Our investment securities-trading are reported at fair value. To determine fair value, we use dealer quotes or bids which are validated through an independent third-party valuation firm who uses appropriate prepayment, default and recovery rates. We record any changes in fair value in on our results of operations as net realized and unrealized gain on investment securities-trading.
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
As of December 31, 2012, we had engaged in 16 interest rate swaps with a notional value of $135.2 million and a fair value of $(14.7) million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts. As of December 31, 2011, we had engaged in 18 interest rate swaps with a notional value of $167.9 million and a fair value of $(13.2) million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts. The contracts we have entered into have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. A hedge instrument is highly effective if changes in the fair value of the derivative provide an offset to at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The interest rate swap contracts are carried on our consolidated balance sheets at fair value. Any ineffectiveness which arises during the hedging relationship must be recognized in interest expense or income during the period in which it arises. Before the end of the specified hedge time period, the effective portion of all contract gain and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses on the interest rate hedges are reclassified into earnings as an adjustment to interest expense during the period after the swap repricing date through the remaining maturity of the swap. For taxable income purposes, realized gains and losses on interest rate cap and swap contracts are reclassified into earnings over the term of the hedged transactions as designated for tax.
We are not required to account for derivative contracts using hedge accounting as described above. If we decided not to designate the derivative contracts as hedges and to monitor their effectiveness as hedges, or if we entered into other types of financial instruments that did not meet the criteria to be designated as hedges, changes in the fair values of these instruments would be recorded in our statement of operations, potentially resulting in increased volatility in our earnings. We had no interest rate cap agreements at December 31, 2012 and December 31, 2011.

(Back to Index)

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
Allowance for Loan Losses
We maintain an allowance for loan losses. Loans held for investment are first individually evaluated for impairment, and then evaluated as a homogeneous pool as loans with substantially similar characteristics for impairment. We perform the reviews at least quarterly.
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
Variable Interest Entities
We consolidate entities that are variable interest entities, or VIEs where we have determined that we are the primary beneficiary of such entities. Once it is determined that we hold a variable interest in a VIE, management performs a qualitative analysis to determine (i) if we have the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if we have the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If our variable interest possesses both of these characteristics, we are deemed to be the primary beneficiary and would be required to consolidate the VIE. This assessment must be done on an ongoing basis. As of December 31, 2012, we determined that RREF CDO 2007-1, RREF CDO 2006-1, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO and Apidos CLO VIII and Whitney CLO I are VIEs and that we are the primary beneficiary.
Recent Accounting Pronouncements
In February 2013 the FASB issued guidance which amends required information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this guidance will be effective for reporting periods beginning after December 15, 2012. We do not expect adoption will have a material effect on our financial statements.
In January 2013, the FASB issued guidance which clarifies the scope of accounting for certain derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments in this guidance will be effective for interim and annual reporting periods beginning on or after January 1, 2013 and will applied retrospectively for all comparative periods presented. We are currently evaluating the effect of the adoption on our consolidated financial statements.

(Back to Index)

In June 2011, the FASB issued guidance which changes the presentation of comprehensive income. It eliminates the option to present comprehensive income as part of the changes in stockholders' equity. In addition, it requires consecutive disclosure of comprehensive income either as part of the statement of net income or in a statement immediately following. Finally, the guidance requires disclosure on the face of the financial statements of any reclassifications between net income and other comprehensive income. The guidance is effective for fiscal years and periods within those years beginning after December 15, 2011. In December 2011, the FASB updated the guidance to defer the requirement related to the presentation of certain reclassification adjustments. Adoption required adjusted disclosure of our comprehensive income.
In April 2011, the FASB issued guidance which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset.  The amendments in this guidance were effective for interim and annual reporting periods beginning on or after December 15, 2011, and were applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date.  Adoption did not have a material impact on our consolidated financial statements.
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

ITEM 7A .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2012, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
Effect on Fair Value
A component of interest rate risk is the effect changes in interest rates will have on the fair value of our assets. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments.
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
The following sensitivity analysis tables show, at December 31, 2012, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

(Back to Index)

	December 31, 2012
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$163,093	$157,423	$152,124
Change in fair value	$5,670		$(5,299)
Change as a percent of fair value	3.60%		3.37%

Hedging instruments:
Fair value	$(16,956)	$(14,687)	$(10,090)
Change in fair value	$(2,269)		$4,597
Change as a percent of fair value	15.45%		31.30%

(1)Includes the fair value of available-for-sale investments that are sensitive to interest rate change.
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

(Back to Index)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTATRY DATA

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Capital Corp.

We have audited the accompanying consolidated balance sheets of Resource Capital Corp. (a Maryland corporation) and its subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under item 15 (a) 2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Corp. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resource Capital Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 18, 2013

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS (1)
Cash and cash equivalents	$85,278	$43,116
Restricted cash	94,112	142,806
Investment securities, trading	24,843	38,673
Investment securities available-for-sale, pledged as collateral, at fair value	195,200	136,188
Investment securities available-for-sale, at fair value	36,390	4,678
Linked transactions, net at fair value	6,835	2,275
Loans held for sale	48,894	3,154
Property available-for-sale	—	2,980
Investment in real estate	75,386	48,027
Loans, pledged as collateral and net of allowances of $17.7 million and $27.5 million	1,793,780	1,772,063
Loans receivable–related party	8,324	9,497
Investments in unconsolidated entities	45,413	47,899
Interest receivable	7,763	8,836
Deferred tax asset	2,766	626
Principal paydown receivable	25,570	—
Intangible assets	13,192	19,813
Prepaid expenses	10,396	648
Other assets	4,109	3,445
Total assets	$2,478,251	$2,284,724
LIABILITIES (2)
Borrowings	$1,785,600	$1,794,083
Distribution payable	21,655	19,979
Accrued interest expense	2,918	3,260
Derivatives, at fair value	14,687	13,210
Accrued tax liability	13,641	12,567
Deferred tax liability	8,376	5,624
Accounts payable and other liabilities	18,029	6,311
Total liabilities	1,864,906	1,855,034
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 8.50% Series A 100,000,000 shares authorized, 676,373 shares issued and outstanding	1	—
Preferred stock, par value $0.001: 8.25% Series B 100,000,000 shares authorized, 1,126,898 shares issued and outstanding	1	—
Common stock, par value $0.001: 500,000,000 shares authorized; 105,118,093 and 79,877,516 shares issued and outstanding (including 3,308,343 and 1,428,931 unvested restricted shares)	105	80
Additional paid-in capital	836,053	659,700
Accumulated other comprehensive loss	(27,078)	(46,327)
Distributions in excess of earnings	(195,737)	(183,763)
Total stockholders’ equity	613,345	429,690
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,478,251	$2,284,724

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
(1) Assets of consolidated Variable Interest Entities ("VIEs") included in the total assets above:
Restricted cash	$90,108	$138,120
Investments securities available-for-sale, pledged as collateral, at fair value	135,566	89,045
Loans held for sale	14,894	3,154
Property available-for-sale	—	2,980
Loans, pledged as collateral and net of allowances of $15.2 million and $17.2 million	1,678,719	1,730,950
Interest receivable	5,986	6,003
Prepaid expenses	328	212
Principal paydown receivable	25,570	—
Other assets	333	24
Total assets of consolidated VIEs	$1,951,504	$1,970,488

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Borrowings	$1,614,882	$1,689,638
Accrued interest expense	2,666	2,943
Derivatives, at fair value	14,078	12,000
Accounts payable and other liabilities	698	442
Total liabilities of consolidated VIEs	$1,632,324	$1,705,023

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Years Ended December 31,
	2012	2011	2010
REVENUES
Interest income:
Loans	$109,030	$86,739	$77,694
Securities	14,296	12,424	11,434
Leases	—	—	11,306
Interest income − other	10,004	10,711	3,477
Total interest income	133,330	109,874	103,911
Interest expense	42,792	32,186	36,466
Net interest income	90,538	77,688	67,445
Rental income	11,463	3,656	35
Dividend income	69	3,045	99
Equity in (losses) earnings of unconsolidated subsidiaries	(2,709)	112	231
Fee income	7,068	7,789	—
Net realized gain on sales of investment securities available-for-sale and loans	4,106	2,643	4,821
Net realized and unrealized gain on investment securities, trading	12,435	837	14,791
Unrealized gain and net interest income on linked transactions, net	728	216	—
Total revenues	123,698	95,986	87,422
OPERATING EXPENSES
Management fees − related party	18,512	11,022	13,216
Equity compensation − related party	4,636	2,526	2,221
Professional services	4,700	3,791	3,627
Insurance	639	658	759
Rental operating expense	8,046	2,743	46
General and administrative	4,434	3,950	3,015
Depreciation on operating leases	—	—	4,003
Depreciation and amortization	5,885	4,619	—
Income tax expense	14,602	12,036	5,721
Net impairment losses recognized in earnings	180	6,898	26,804
Provision for loan losses	16,818	13,896	43,321
Total operating expenses	78,452	62,139	102,733
	45,246	33,847	(15,311)
OTHER REVENUE (EXPENSE)
Gain on consolidation	2,498	—	—
Gain on the extinguishment of debt	16,699	3,875	34,610
Other expenses	—	(6)	148
Total other revenue (expense)	19,197	3,869	34,758
NET INCOME	64,443	37,716	19,447
Net income allocated to preferred shares	(1,244)	—	—
NET INCOME ALLOCABLE TO COMMON SHARES	$63,199	$37,716	$19,447
NET INCOME PER COMMON SHARE – BASIC	$0.71	$0.54	$0.41
NET INCOME PER COMMON SHARE – DILUTED	$0.71	$0.53	$0.41
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − BASIC	88,410,272	70,410,131	47,715,082
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − DILUTED	89,284,488	70,809,088	47,907,281

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$63,199	$37,716	$19,447
Other comprehensive income:
Reclassification adjustment for gains included in net income	1,728	1,080	4,016
Unrealized (losses) gains on available-for-sale securities, net	18,770	(13,798)	24,313
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	227	227	387
Unrealized (losses) gains on derivatives, net	(1,476)	82	(480)
Total other comprehensive (loss) income	19,249	(12,409)	28,236
Comprehensive income	$82,448	$25,307	$47,683

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED 2012, 2011 and 2010
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity
Balance, January 1, 2010	36,545,737	$36	$—	$—	$405,517	$(62,154)	$—	$(114,569)	$228,830
Proceeds from dividend reinvestment and stock purchase plan	12,422,956	12	—	—	76,797	—	—	—	76,809
Gross proceeds from common stock offering	8,625,000	9	—	—	45,273	—	—	—	45,282
Offering costs	—	—	—	—	(2,875)	—	—	—	(2,875)
Stock based compensation	589,732	1	—	—	1,440	—	—	—	1,441
Amortization of stock based compensation	—	—	—	—	2,221	—	—	—	2,221
Net income	—	—	—	—	—	—	19,447	—	19,447
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	28,329	—	—	28,329
Designated derivatives, fair value adjustment	—	—	—	—	—	(93)	—	—	(93)
Distributions on common stock	—	—	—	—	—	—	(19,447)	(31,618)	(51,065)
Balance, December 31, 2010	58,183,425	58	—	—	528,373	(33,918)	—	(146,187)	348,326
Proceeds from dividend reinvestment and stock purchase plan	13,511,300	14	—	—	83,561	—	—	—	83,575
Gross proceeds from common stock offering	6,900,000	7	—	—	47,603	—	—	—	47,610
Offering costs	—		—	—	(1,274)	—	—	—	(1,274)
Related party debt forgiveness	—	—	—	—	(1,552)	—	—		(1,552)
Stock based compensation	1,286,593	1	—	—	463	—	—	—	464
Amortization of stock based compensation	—		—	—	2,526	—	—	—	2,526
Forfeitures	(3,802)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	37,716	—	37,716
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	(12,718)	—	—	(12,718)
Designated derivatives, fair value adjustment	—	—	—	—	—	309	—	—	309
Distributions on common stock	—	—	—	—	—	—	(37,716)	(37,576)	(75,292)
Balance, December 31, 2011	79,877,516	80	—	—	659,700	(46,327)	—	(183,763)	429,690
Proceeds from dividend reinvestment and stock purchase plan	13,130,333	13	—	—	73,031	—	—	—	73,044
Proceeds from issuance of common stock	9,775,000	10	—	—	57,663	—	—	—	57,673
Proceeds from issuance of preferred stock	—	—	1	1	44,356	—	—	—	44,358
Offering costs	—	—	—	—	(4,147)	—	—	—	(4,147)
Stock based compensation	2,352,253	2	—	—	814	—	—	—	816
Amortization of stock based compensation	—	—	—	—	4,636	—	—	—	4,636
Forfeitures	(17,009)	—	—	—	—	—	—	—	—
Net Income	—	—	—		—	—	64,443	—	64,443
Preferred dividends	—	—	—	—	—	—	(1,244)	—	(1,244)
Securities available-for-sale, fair value adjustment, net	—	—	—		—	20,498	—	—	20,498
Designated derivatives, fair value adjustment	—	—	—	—	—	(1,249)	—	—	(1,249)
Distributions on common stock	—	—	—	—	—	—	(63,199)	(11,974)	(75,173)
Balance, December 31, 2012	105,118,093	$105	$1	$1	$836,053	$(27,078)	$—	$(195,737)	$613,345

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,443	$37,716	$19,447
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16,818	13,896	43,321
Depreciation of investments in real estate and other	1,838	729	—
Amortization of intangible assets	4,047	3,890	—
Amortization of term facilities	957	570	875
Depreciation on operating leases	—	—	4,003
Accretion of net discounts on loans held for investment	(17,817)	(15,588)	(18,672)
Accretion of net discounts on securities available-for-sale	(3,177)	(3,698)	—
Amortization of discount on notes of CDOs	2,470	274	1,963
Amortization of debt issuance costs on notes of CDOs	4,700	3,341	4,226
Amortization of stock-based compensation	4,636	2,526	2,221
Amortization of terminated derivative instruments	227	227	387
Accretion of interest-only available-for-sales securities	(719)	—	—
Non-cash incentive compensation to the Manager	1,468	430	1,098
Deferred income tax benefits	2,329	(399)	5,397
Purchase of securities, trading	(8,348)	(38,904)	(16,317)
Principal payments on securities, trading	1,027	643	37
Proceeds from sales of securities, trading	33,579	18,131	13,357
Net realized and unrealized gain on investment securities, trading	(12,435)	(837)	(14,791)
Net realized gain on sales of investment securities available-for-sale and loans	(4,106)	(2,643)	(4,821)
Gain on early extinguishment of debt	(16,699)	(3,875)	(34,610)
Net impairment losses recognized in earnings	180	6,898	26,804
Gain on consolidation	(2,498)	—	—
Linked Transactions fair value adjustments	(168)	—	—
Equity in losses/(earnings) of unconsolidated subsidiaries	2,709	(112)	(231)
Minority Interest Equity	114	—	—
Adjust for impact of imputed interest on VIE accounting	1,879	—	—
Unrealized losses on non-designated derivative instruments	—	—	46
Changes in operating assets and liabilities
Decrease in restricted cash	(2,062)	(5,628)	(6,543)
Decrease (increase) in interest receivable, net of purchased interest	987	(2,513)	(701)
(Increase) in subscriptions receivable	(1,248)	—	—
(Increase) decrease in principal paydowns receivable	(25,465)	363	616
Increase in management fee payable	3,929	974	25
Increase (decrease) in security deposits	25	80	(264)
Increase in accounts payable and accrued liabilities	7,573	15,370	104
(Decrease) increase in accrued interest expense	(193)	1,696	181
Increase in other assets	(20,003)	(520)	(6,624)
Net cash provided by operating activities	40,997	33,037	20,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	50,756	31,014	(76,524)
Purchase of securities available-for-sale	(119,779)	(117,044)	(28,697)
Principal payments on securities available-for-sale	47,284	11,810	1,240
Proceeds from sale of securities available-for-sale	28,652	13,747	19,144
Investment in unconsolidated entity	474	(4,762)	(3,186)
Equity contribution to VIE	(710)	—	(7,333)

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2012	2011	2010
Improvement of real estate held-for-sale	(138)	—	—
Proceeds from sale of real estate held-for-sale	2,886	1,464	—
Purchase of loans	(649,983)	(970,309)	(340,355)
Principal payments received on loans	570,276	424,600	316,400
Proceeds from sale of loans	173,378	212,042	94,419
Purchase of investments in real estate	—	(19,299)	—
Distributions from investments in real estate	1,152	—	—
Improvements in investments in real estate	(3,878)	—	—
Purchase of intangible asset	—	(21,213)	—
Investments in real estate assets	—	(689)	—
Purchase of lease receivables	—	—	(28,161)
Payments received on lease receivables	—	—	13,985
Proceeds from sale of lease receivables	—	—	1,579
Investment in loans - related parties	—	(10,000)	(10,000)
Principal payments received on loans – related parties	1,251	10,430	73
Net cash provided by (used in) investing activities	101,621	(438,209)	(47,416)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $2,165, $1,263 and $2,772)	55,502	46,347	42,510
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $19, $11 and $103)	73,044	83,564	76,706
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $781, $0 and $0)	16,411	—	—
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $1,201, $0 and $0)	26,099	—	—
Proceeds from borrowings:
Repurchase agreements	71,121	55,852	—
Collateralized debt obligations	—	323,244	—
Mortgage payable	—	13,600	—
Secured term facility	—	—	6,500
Payments on borrowings:
Secured term facility	—	—	(369)
Equipment-backed securitized notes	—	—	(18,046)
Collateralized debt obligations	(257,905)	(28,542)	—
Repurchase of issued bonds	—	(6,125)	(56,740)
Retirement of debt	(20,365)	—	—
Payment of debt issuance costs	(586)	(6,385)	(502)
Payment of equity to third party sub-note holders	(3,480)	—	—
Distributions paid on preferred stock	(613)	—	—
Distributions paid on common stock	(74,050)	(69,869)	(45,680)
Proceeds from CDO retained notes	14,366	7,114	—
Net cash (used in) provided by financing activities	$(100,456)	$418,800	4,379
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,162	13,628	(22,503)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,116	29,488	51,991
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,278	$43,116	29,488
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$41,369	$32,596	37,911

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

•	RCC Commercial, Inc. (“RCC Commercial”) holds bank loan investments. RCC Commercial owns 100% of the equity of the following VIE:

◦
Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”).  Apidos CDO III was established to complete a CDO issuance secured by a portfolio of bank loans and asset-backed securities (“ABS”).

•	RCC Commercial II, Inc. (“Commercial II”) holds bank loan investments. Commercial II owns 100% and 66.6%, respectively, of the equity of the following VIEs:

◦
Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company and TRS.  Apidos Cinco CDO was established to complete a CDO issuance secured by a portfolio of bank loans and ABS.

◦
Whitney CLO I, Ltd. ("Whitney CLO I"), a Cayman Islands limited liability company and TRS. Whitney CLO I is a collateralized loan obligation ("CLO") issuance secured by a portfolio of bank loans and corporate bonds. The Company is the primary beneficiary of Whitney CLO I and therefore consolidates 100% of this VIE in its financial statements.

•	RCC Commercial III, Inc. (“Commercial III”) holds bank loan investments and commercial real estate-related securities. Commercial III owns 90% of the equity of the following VIE:

◦	Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and TRS. Apidos CDO I was established to complete a CDO issuance secured by a portfolio of bank loans and ABS.

•	Resource TRS, Inc. (“Resource TRS”), a TRS directly owned by the Company, holds the Company’s equity investment in a leasing company and holds all of its investment securities, trading.

•
Resource TRS II, Inc. (“Resource TRS II”), a TRS directly owned by the Company, holds the Company’s management rights in bank loan CLOs not originated by the Company.  Resource TRS II owns 100% of the equity of the following VIE:

◦
Resource Capital Asset Management (“RCAM”), a domestic limited liability company, is entitled to collect senior, subordinated, and incentive fees related to five CDO issuers to which it provides management services through CVC Credit Partners, LLC, formerly Apidos Capital Management, a subsidiary of CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”).  Resource America, Inc. owns a 33% interest in CVC Credit Partners, LLC. Whitney CLO I, one of the RCAM CLOs, is consolidated in the Company's financial statements as a result of a purchase of its preferred equity which gave the Company a controlling interest.

•
Resource TRS III, Inc. (“Resource TRS III”), a TRS directly owned by the Company, holds the Company’s interests in a bank loan CDO originated by the Company.  Resource TRS III owns 33% of the equity of the following VIE:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

◦
Apidos CLO VIII, Ltd (“Apidos CLO VIII”), a Cayman Islands limited liability company and TRS.  Apidos CLO VIII was established to complete a CLO issuance secured by a portfolio of bank loans. The Company is the primary beneficiary of Apidos CLO VIII and therefore consolidates 100% of this VIE in its financial statements.

•	Resource TRS IV, Inc. (“Resource TRS IV”), a TRS directly owned by the Company, holds the Company's equity investment in hotel condominium units acquired in conjunction with a loan foreclosure.

•	Resource TRS V, Inc. (“Resource TRS V”), a TRS directly owned by the Company, holds the Company's equity investment in a held for sale condominium complex.

•	RSO EquityCo, LLC owns 10% of the equity of Apidos CDO I and 10% of the equity of Apidos CLO VIII.
NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company.
A variable interest entity is defined as an entity in which equity investors (i) do not have a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (a) has the power to control the activities that most significantly impact the VIE's economic performance and (b) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
In determining whether the Company is the primary beneficiary of a VIE, the Company reviews governing contracts, formation documents and any other contractual arrangements for any relevant terms and determines the activities that have the most significant impact on the VIE and who has the power to direct those activities. The Company also looks for kick-out rights, protective rights and participating rights as well as any financial or other support provided to the VIE and the reason for that support, and the terms of any explicit or implicit arrangements that may require the Company to provide future support. The Company then makes a determination based on its power to direct the most significant activities of the VIE and/or a financial interest that is potentially significant. The Company continually reassesses whether it should be deemed to be the primary beneficiary of its VIEs. See Note 3 - “Variable Interest Entities” for additional information pertaining to the Company's VIEs.
All inter-company transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include the net realizable and fair values of the Company's investments and derivatives, the estimated life used to calculate depreciation, amortization, and accretion of premiums and discounts, respectively, on investments and provisions for loan losses.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2012 and 2011, this included $19.9 million and $4.8 million, respectively, held in a prime brokerage account, $20.6 million and $26.0 million, respectively, held in a money market account, $43.3 million and $12.0 million, respectively, held in checking accounts, and $1.5 million and $299,000, respectively, held in accounts at the Company's investment properties.
Investment Securities
The Company classifies its investment portfolio as trading or available-for-sale.  The Company, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The Company’s investment securities, trading are reported at fair value (see Note 20).  To determine fair value, the Company uses dealer quotes or bids which are validated using a third-party valuation firm utilizing appropriate prepayment, default, and recovery rates.  Any changes in fair value are recorded in the Company’s results of operations as net realized and unrealized gain (loss) on investment securities, trading.
The Company’s investment securities available-for-sale are reported at fair value (see Note 20).  To determine fair value, the Company uses a dealer quote, which typically will be the dealer who sold the Company the security.  The Company has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  Based on how dealers develop their quotes, market liquidity and levels of trading, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.  The Company evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote the Company receives and the value indicated by its valuation models, the Company will evaluate the difference.  As part of that evaluation, the Company will discuss the difference with the dealer, who may revise its quote based upon these discussions.  Alternatively, the Company may revise its valuation models.
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
Loans
The Company acquires loans through direct origination, through the acquisition of participations in commercial real estate loans and corporate leveraged loans in the secondary market and through syndications of newly originated loans. Loans are held for investment; therefore, the Company initially records them at their acquisition price, and subsequently, accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts. The Company may sell a loan held for investment where the credit fundamentals underlying a particular loan have changed in such a manner that the Company's expected return on investment may decrease. Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company identifies these loans as “Loans held for sale” and will account for them at the lower of amortized cost or fair value.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
DECEMBER 31, 2012

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
Other than an impairment charge of $1.7 million the Company took on conversion of a loan investment into equity of a real estate property during the years ended 2011, no impairment charges were recorded on the Company’s investment in real estate or intangible assets during the year ended December 31, 2012 or 2010.
Comprehensive Income/(Loss)
Comprehensive income/(loss) for the Company includes net income and the change in net unrealized gains/(losses) on available-for-sale securities and derivative instruments used to hedge exposure to interest rate fluctuations and protect against declines in the market value of assets resulting from general market trends.
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
Taxable income, from non-REIT activities managed through the Company's taxable REIT subsidiaries, is subject to federal, state and local income taxes.  The Company's taxable REIT subsidiaries' income taxes are accounted for under the asset and liability method.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of assets and liabilities.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CDO VIII, and Whitney CLO I, the Company's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I's, Apidos CDO III's, Apidos Cinco CDO's, Apidos CDO VIII's, and Whitney CLO I's current taxable income in its calculation of REIT taxable income.
On October 27, 2011 the Company reorganized the ownership structure of Apidos CDO I and Apidos CDO III. As a result, the earnings from Apidos CDO I and Apidos CDO III are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax. On January 24, 2012, the Company reorganized the ownership structure of Apidos CDO I and Apidos CDO III.  As a result, for the period January 1, 2012 through January 23, 2012, the earnings from Apidos CDO I and Apidos CDO III are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax. For the period January 24, 2012 and ending December 31, 2012 the earnings from Apidos CDO I are included in the Company's calculation of REIT taxable income.
On December 11, 2012, the Company reorganized the ownership structure of Apidos CDO III.  As a result, for the period from January 24, 2012 through December 10, 2012 the earnings from Apidos CDO III are included in the Company's calculation of REIT taxable income.  Also as a result of the reorganization on December 11, 2012, for the period December 11, 2012 and ending December 31, 2012, the earnings from Apidos CDO III are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

On November 12, 2012, the Company reorganized the ownership structure of Apidos Cinco CDO and Whitney CLO I.  As a result, for the period November 12, 2012 and ending December 31, 2012, the earnings from Apidos Cinco CDO and Whitney CLO I are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from November 12, 2012 through December 31, 2012 has been recorded.
Stock Based Compensation
Issuances of restricted stock and options are accounted for using the fair value based methodology whereby the fair value of the award is measured on the grant date and expensed monthly to equity compensation expense-related party on the consolidated statements of operations with a corresponding entry to additional paid-in capital. For issuances to the Company's Manager and to non-employees, the unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed. For issuances to the Company's five non-employee directors, the amount is not remeasured under the fair value-based method. The compensation for each of these issuances is amortized over the service period and included in equity compensation expense.
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
Derivative Instruments
The Company's policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps, to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks. The Company has designated these transactions as cash flow hedges. The contracts or hedge instruments are evaluated at inception and at subsequent balance sheet dates to determine if they qualify for hedge accounting which requires that the Company recognize all derivatives on the balance sheet at fair value. The Company records changes in the estimated fair value of the derivative in other comprehensive income to the extent that it is effective. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings.
Linked Transactions
If the Company finances the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed not to meet sale accounting criteria and the Company will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on the Company's consolidated balance sheet in the line item Linked Transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the Linked Transactions and associated interest income and expense are reported as unrealized gain and net interest income on linked transactions, net on the Company's consolidated statement of operations.
Recent Accounting Standards
In February 2013 the FASB issued guidance which amends required information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this guidance will be effective for reporting periods beginning after December 15, 2012. The Company does not expect adoption will have a material effect on its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

In January 2013, the FASB issued guidance which clarifies the scope of accounting for certain derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments in this guidance will be effective for interim and annual reporting periods beginning on or after January 1, 2013 and will applied retrospectively for all comparative periods presented. The Company is currently evaluating the effect of the adoption on its consolidated financial statements.
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
In April 2011, the FASB issued guidance which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset.  The amendments in this guidance were effective for interim and annual reporting periods beginning on or after December 15, 2011, and were applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date.  Adoption did not have a material impact on the Company’s consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the 2010 and 2011 consolidated financial statements to conform to the 2012 presentation.
NOTE 3 – VARIABLE INTEREST ENTITITES
The Company has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its CDOs in order to determine if they qualify as VIEs. The Company monitors these investments and, to the extent it has determined that it owns a material investment in the current controlling class of securities of a particular entity, analyzes the entity for potential consolidation. The Company will continually analyze investments and liabilities, including when there is a reconsideration event, to determine whether such investments or liabilities are VIEs and whether such VIE should be consolidated. These analysis require considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would have otherwise been consolidated.
Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of seven VIEs: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1 and Whitney CLO I. In performing the primary beneficiary analysis for six of these VIEs (other than Whitney CLO I, which is discussed below), it was determined that the persons that have the power to direct the activities that are most significant to each of these VIEs and the Company who has the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that the Company was the party within that group that is more closely associated to each such VIE because of its preferred equity (and in some cases debt) interest in them.
These CDO and CLO entities were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans and asset-backed securities and were financed by the issuance of debt securities. The manager manages these entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of CDO and CLO bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Whitney CLO I, the seventh entity, is one in which the Company acquired the rights to manage the assets held by the entity as collateral for its CLOs in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see “— Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest) – Resource Capital Asset Management,” below. For a discussion of the Company’s CDOs and CLOs, see Note 1 - “Organization and Basis of Presentation” and for a discussion of the debt issued through the CDOs and CLOs, see Note 13 - “Borrowings”.
For CLOs in which the Company does not own 100% of the subordinated notes, the Company imputes an interest rate using expected cash flows over the life of the CLO and records the third party's share of the cash flows as interest expense on the consolidated statement of income.
The Company has exposure to CDO and CLO losses to the extent of its subordinated debt and preferred equity interests in them. The Company is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the CDO or CLO, distributions with respect to its preferred equity interests. As a result of consolidation, debt and equity interests the Company holds in these CDOs and CLOs have been eliminated, and the Company’s consolidated balance sheet reflects both the assets held and debt issued by the CDOs and CLOs to third parties and any accrued expense to third parties. The Company's operating results and cash flows include the gross amounts related to CDO and CLO assets and liabilities as opposed to the Company's net economic interests in the CDO and CLO entities. Assets and liabilities related to the CDOs and CLOs are disclosed, in the aggregate, on the Company's consolidated balance sheets.
The creditors of the Company’s seven consolidated VIEs have no recourse to the general credit of the Company. However, in its capacity as manager, the Company has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the years ended December 31, 2012 and 2011, the Company has provided financial support of $156,000 and $710,000, respectively. The Company has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements or implicit variable interests that obligate the Company to provide financial support to any of its consolidated VIEs, although the Company may choose to do so in the future.
The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2012 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006	RREF 2007	Total
ASSETS
Restricted cash (1)	$30,799	$12,956	$22,669	$11,027	$11,800	$20	$837	$90,108
Investment securities available-for-sale, pledged as collateral, at fair value	8,333	6,902	11,316	501	33,700	10,796	64,018	135,566
Loans, pledged as collateral	177,385	209,561	306,196	329,467	146,106	226,716	283,288	1,678,719
Loans held for sale	2,671	2,770	3,657	5,796	—	—	—	14,894
Interest receivable	(12)	720	1,050	737	404	1,153	1,934	5,986
Prepaid assets	50	25	30	69	18	78	58	328
Principal receivable	—	—	—	—	—	6,320	19,250	25,570
Other assets	—	—	—	—	—	63	270	333
Total assets (2)	$219,226	$232,934	$344,918	$347,597	$192,028	$245,146	$369,655	$1,951,504

LIABILITIES
Borrowings	$202,968	$221,304	$320,550	$320,998	$177,415	$145,664	$225,983	$1,614,882
Accrued interest expense	380	94	343	1,427	266	50	106	2,666
Derivatives, at fair value	—	—	—	—	—	1,939	12,139	14,078
Accounts payable and other liabilities	142	16	30	395	92	22	1	698
Total liabilities	$203,490	$221,414	$320,923	$322,820	$177,773	$147,675	$238,229	$1,632,324

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

(1)    Includes $27.5 million available for reinvestment in certain of the CDOs.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements as of December 31, 2012. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure,” column in the table below.
LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, a subsidiary of Resource America, and Leaf Commercial Capital, Inc. (“LCC”), subsidiaries of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC. Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LCC as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. The Company’s investment in LCC was valued at $33.1 million based on a third-party valuation.
The Company determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 26.7% of the voting rights in the entity. Furthermore, a third-party investor holds consent rights with respect to significant LCC actions, including incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.
In connection with this transaction, the Company and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes. LEAF Receivables Funding 3 was included in the assets contributed to LCC by the Company. As part of the SPA, the Company and Resource America agreed that, to the extent the value of the equity on the balance sheet of LEAF Receivables Funding 3 is less than approximately $18.7 million (the value of the equity of LEAF Receivables Funding 3 on the date it was contributed to LCC by the Company), as of the final testing date, which must be within 90 days following December 31, 2013, they will be jointly and severally obligated to contribute cash to LCC to make up the deficit. The Company does not believe it is probable that it will be required to fund LCC in accordance with the SPA based on projected operating results because LEAF Receivables Funding 3 is currently profitable and is expected to be profitable through the year ended December 31, 2013.
Unsecured Junior Subordinated Debentures
The Company has a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), valued at $1.5 million in the aggregate (or 3% of each trust). RCT I and RCT II were formed for the purposes of providing debt financing to the Company, as described below. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest and protection of collateral through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The Company records its investments in RCT I and RCT II’s common shares as investments in unconsolidated trusts using the cost method and records dividend income when declared by RCT I and RCT II. The trusts each hold subordinated debentures for which the Company is the obligor in the amount of $25.8 million for RCT I and $25.8 million for RCT II. The debentures were funded by the issuance of trust preferred securities of RCT I and RCT II. The Company will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.
Resource Capital Asset Management CDOs
In February 2011, the Company purchased a company that manages $1.9 billion of bank loan assets through five CLOs. As a result, the Company is entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $13.1 million and $19.0 million at December 31, 2012 and 2011, respectively. The Company recognized fee income of $7.0 million and $7.8 million for the years ended December 31, 2012 and 2011, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling interest and, therefore, is not the primary beneficiary. With respect to the fifth CLO, Whitney CLO I, in October 2012, the Company purchased 66.6% of its preferred equity, which was determined to be a reconsideration event. Based upon that purchase, the Company determined that it does have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party has the power to direct the activities that are most significant to the VIE. As a result, together the Company has both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, as between the Company and the related party, the Company was the party within that group that is more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. The Company, therefore, consolidated Whitney CLO I as discussed above in “– Consolidated VIEs (the Company is the primary beneficiary)”.
Real Estate Joint Ventures
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (a VIE that holds interests in a real estate joint venture) from Resource America. This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value. The Company acquired the membership interests for $2.1 million. The joint venture agreement requires the Company to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed up to a specified amount. The Company provided funding of $591,000 and $1.9 million for these investments for the years ended December 31, 2012 and 2011, respectively. Resource Real Estate Management, LLC (“RREM”), an affiliate of Resource America, acts as asset manager of the venture and receives a monthly asset management fee. The Company’s investment in RRE VIP Borrower, LLC at December 31, 2012 and 2011 was $2.3 million and $3.6 million, respectively. Using the equity method of accounting, the Company recognized equity in earnings related to this investment of $683,000, $112,000 and $231,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
On June 19, 2012, the Company entered into a second joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments. The Company purchased a 7.5% equity interest in the venture. The Company may be subject to a capital call based on its pro rata share of equity interest in the venture up to the earlier of the end of the investment period, ending in May 2015, or the date the aggregate of all capital contributions exceeds $500 million. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. The Company’s investment in Varde Investment Partners, LP at December 31, 2012 was $526,000. Using the equity method of accounting, the Company recognized equity in losses related to this investment of $135,000 for the year ended December 31, 2012.
The Company has determined that it does not have the power to direct the activities that most significantly impact the economic performance of each of these ventures, which include asset underwriting and acquisition, lease review and approval, and loan asset servicing, and, therefore, the Company is not the primary beneficiary of either.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs as of December 31, 2012 (in thousands):

	Unconsolidated Variable Interest Entities
	LEAF Commercial Capital, Inc.	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	RRE VIP Borrower, LLC	Värde Investment Partners, LP	Total	Maximum Exposure to Loss (1)
Investment in unconsolidated entities	$33,071	$1,548	$—	$2,264	$526	$37,409	$37,409
Intangible assets	—	—	13,105	—	—	13,105	$13,105
Total assets	33,071	1,548	13,105	2,264	526	50,514

Borrowings	—	50,814	—	—	—	50,814	N/A
Total liabilities	—	50,814	—	—	—	50,814	N/A

Net asset (liability)	$33,071	$(49,266)	$13,105	$2,264	$526	$(300)	N/A

(1)    The Company's maximum exposure to loss at December 31, 2012 does not exceed the carrying amount of its investment, subject to the LEAF Receivables Funding 3's contingent obligation as described above.
Other than the contingent liability arrangement described above in connection with LCC and the commitments to fund its real estate joint ventures, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

	Year Ended
	December 31,
	2012	2011	2010
Non-cash investing activities include the following:
Contribution of lease receivables and other assets	$—	$117,840	$—
Conversion of equity in LEAF Receivables Funding 3 to preferred stock and warrants	$—	$(21,000)	$—
Acquisition of real estate investments	$(21,661)	$(33,073)	$—
Conversion of loans to investment in real estate	$21,661	$34,550	$—
Conversion of PIK interest in securities available-for-sale	$—	$2,364	$—
Acquisition of lease receivables	$—	$—	$(100,305)
Net purchase of loans on warehouse line	$—	$(52,735)	$—
Acquisition of loans, pledged as collateral	$(230,152)	$—	$—
Loans, pledged as collateral	$—	$—	$(4,444)
Property available-for-sale	$—	$—	$4,444

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$21,024	$19,979	$14,555
Distribution on preferred stock declared but not paid	$1,244	$—	$—
Issuance of restricted stock	$2,189	$1,203	$338
Contribution of equipment-backed securitized notes and other liability	$—	$(96,840)	$—
Subscription receivable	$1,248	$—	$—
Assumption of collateralized debt obligations	$206,408	$—
Acquisition of loans on warehouse line	$—	$52,735	$—
Assumption of equipment-backed securitized notes	$—	$—	$112,223
Settlement of a secured term facility	$—	$—	$(6,131)
Settlement of debt issuance costs	$—	$—	$(1,012)
NOTE 5 – RESTRICTED CASH
Restricted cash as of December 31, 2012 consisted of $90.0 million held in seven consolidated CDO trusts, $3.6 million held in restricted accounts at the Company’s investment properties and $500,000 in cash collateralizing outstanding margin calls on the Company’s cash flow hedges. Restricted cash as of December 31, 2011 consisted of $138.1 million held in six consolidated CDO trusts, $3.2 million held in restricted accounts at the Company’s investment properties and $1.5 million in cash collateralizing outstanding margin calls on the Company’s cash flow hedges.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 6 – INVESTMENT SECURITIES, TRADING
The following table summarizes the Company's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012:
Structured notes	$9,413	$10,894	$(1,028)	$19,279
RMBS	6,047	858	(1,341)	5,564
Total	$15,460	$11,752	$(2,369)	$24,843

December 31, 2011:
Structured notes	$27,345	$6,098	$(1,890)	$31,553
RMBS	8,729	100	(1,709)	7,120
Total	$36,074	$6,198	$(3,599)	$38,673
The Company purchased two securities and sold 15 securities during the year ended December 31, 2012, for a net gain of $5.5 million.  The Company also had one position liquidate during the year ended December 31, 2012 which resulted in a gain of $224,000.  The Company held 13 investment securities, trading as of December 31, 2012 . The Company purchased 27 securities and sold 11 securities during the year ended December 31, 2011, for a realized gain of $8.0 million. The Company held 27 investments securities, trading as of December 31, 2011.
NOTE 7 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The Company pledges a portion of its CMBS as collateral against its borrowings under repurchase agreements and derivatives. CMBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this note, as they are accounted for as derivatives. (See Notes 2 and 21)
The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012:
CMBS	$182,828	$4,626	$(16,639)	$170,815
ABS	26,479	1,700	(1,127)	27,052
Corporate bonds	33,767	111	(178)	33,700
Other asset-backed	—	23	—	23
Total	$243,074	$6,460	$(17,944)	$231,590

December 31, 2011:
CMBS	$144,334	$1,129	$(29,821)	$115,642
ABS	28,513	215	(3,527)	25,201
Other asset-backed	—	23	—	23
Total	$172,847	$1,367	$(33,348)	$140,866

(1)	As of December 31, 2012 and 2011, $195.2 million and $136.2 million, respectively, of securities were pledged as collateral security under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following table summarizes the estimated maturities of the Company’s CMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
December 31, 2012:
Less than one year	$42,618	(1)	$46,522	4.09%
Greater than one year and less than five years	122,509		131,076	4.55%
Greater than five years and less than ten years	61,780		60,801	3.31%
Greater than ten years	4,683		4,675	4.03%
Total	$231,590		$243,074	4.12%

December 31, 2011:
Less than one year	$44,583	(2)	$48,934	4.45%
Greater than one year and less than five years	68,751		91,199	4.62%
Greater than five years and less than ten years	25,596		29,527	3.52%
Greater than ten years	1,936		3,187	3.84%
Total	$140,866		$172,847	4.36%

(1)    The Company expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.

(2)
CMBS of $6.7 million maturing in this category are collateralized by floating-rate loans and, as permitted under the CMBS terms, are expected to extend their maturities, because, beyond their contractual extensions which expired or will expire this year, the servicer may allow further extensions of the underlying floating rate loans.  The Company expects that the remaining $37.9 million of CMBS will either have their maturity date extended or be paid in full. ABS of $950,000 maturing in this category were subsequently extended until March 2018.

The contractual maturities of the CMBS investment securities available-for-sale range from November 2013 to April 2027.  The contractual maturities of the ABS investment securities available-for-sale range from October 2015 to September 2022. The contractual maturities of the corporate bond investment securities available-for-sale range from May 2014 to February 2022 .
The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2012:
CMBS	$25,803	$(442)	$38,734	$(16,197)	$64,537	$(16,639)
ABS	501	(12)	5,961	(1,115)	6,462	(1,127)
Corporate bonds	18,944	(178)	—	—	18,944	(178)
Total temporarily impaired securities	$45,248	$(632)	$44,695	$(17,312)	$89,943	$(17,944)

December 31, 2011:
CMBS	$88,726	$(17,033)	$8,281	$(12,788)	$97,007	$(29,821)
ABS	13,583	(935)	4,473	(2,592)	18,056	(3,527)
Total temporarily impaired securities	$102,309	$(17,968)	$12,754	$(15,380)	$115,063	$(33,348)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The Company held 19 and eight CMBS investment securities available-for-sale that have been in a loss position for more than 12 months as of December 31, 2012 and 2011, respectively.  The Company held nine and seven ABS investment securities available-for-sale that have been in a loss position for more than 12 months as of December 31, 2012 and 2011, respectively.  The Company had no corporate bond investment securities available-for-sale that have been in a loss position for more than 12 months as of December 31, 2012 and 2011. The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
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
At December 31, 2012 and 2011, the Company held $170.8 million and $115.6 million, respectively, (net of net unrealized losses of $12.0 million and $28.7 million, respectively), of CMBS recorded at fair value.  To determine fair value, the Company uses dealer quotes which are either provided by the Company's trade or financing counterparties (see Note 2).  As of December 31, 2012 and 2011, $170.8 million and $106.7 million, respectively, of investment securities available-for-sale were valued using dealer quotes and $0 and $8.9 million, respectively, were valued using an internal valuation model.
At December 31, 2012 and 2011, the Company held $27.1 million and $25.2 million, respectively, (net of net unrealized losses of $574,000 and $3.3 million), of ABS recorded at fair value (see Note 2).  To determine their fair value, the Company uses dealer quotes.
At December 31, 2012 , the Company held $33.7 million , (net of net unrealized losses of $67,000), of corporate bonds recorded at fair value (see Note 2). The Company held no corporate bonds as of December 31, 2011.  To determine their fair value, the Company uses dealer quotes.
 The Company’s securities classified as available-for-sale have increased in fair value on a net basis as of December 31, 2012 as compared to December 31, 2011, primarily due to improving dealer marks and new purchases in 2012. The Company performs an on-going review of third-party reports and updated financial data on the underlying properties in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-than temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment.
The Company did not recognize any other-than-temporary impairment during the year ended December 31, 2012. During the year ended December 31, 2011, the Company recognized a $4.6 million other-than-temporary impairment on one fixed rate position that supported the Company's CMBS investments bringing the fair value to $48,000. During the year ended December 31, 2010, the Company recognized $26.6 million of other-than-temporary impairment on five fixed rate positions that supported the Company's CMBS investments, bringing the fair value of these positions to $215,000.
During the year ended December 31, 2012, the Company sold seven CMBS positions with a total par of $31.0 million, and recognized a net gain of $1.4 million. During the year ended December 31, 2011, the Company sold three CMBS positions with a total par of $15.0 million and recognized a gain of $3.5 million. During the year ended December 31, 2010, the Company recognized a gain of $5.0 million related to the sale of five CMBS private placement position

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

During the year ended December 31, 2012, the Company sold five ABS positions with a total par of $4.3 million, and recognized a gain of $147,000. During the year ended December 31, 2011, the Company sold six ABS positions with a total par of $8.1 million and recognized a loss of $2.4 million. During the year ended December 31, 2010, the Company sold two ABS positions with a total par of $3.5 million and recognized a loss of $912,000.
During the year ended December 31, 2012, the Company sold one corporate bond position with a total par of $2.25 million, and recognized a gain of $27,000. During the year ended December 31, 2012, the Company had two corporate bond positions redeemed with a total par of $2.1 million, and recognized a gain of $13,000. The Company held no corporate bonds as of December 31, 2011 and 2010, respectively.
Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on CMBS in the Company’s investment portfolio.  At December 31, 2012 and 2011, the aggregate discount due to interest rate changes exceeded the aggregate premium on the Company’s CMBS by approximately $8.0 million and $13.4 million, respectively.  At December 31, 2012 and 2011, the aggregate discount on the Company’s ABS portfolio was $3.1 million and $3.8 million respectively.  There were no premiums on the Company’s ABS investment portfolio at December 31, 2012 and 2011. At December 31, 2012 , the aggregate premium on the Company’s corporate bond portfolio was $604,000.
NOTE 8 – INVESTMENTS IN REAL ESTATE
The table below summarizes the Company’s investments in real estate (in thousands):

	As of December 31, 2012:		As of December 31, 2011:
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$42,179	2	$38,577	2
Office property	10,149	1	10,149	1
Hotel property	25,608	1	—	—
Subtotal	77,936		48,726
Less: Accumulated depreciation	(2,550)		(699)
Investments in real estate	$75,386		$48,027
No impairment charges were recorded on the Company's investment in real estate during the years ended December 31, 2012 and 2011. The Company had no such investments for the year ended December 31, 2010.
Acquisitions
During the year ended December 31, 2012, the Company foreclosed on one self-originated loan and converted it to an investment in real estate. During the year ended December 31, 2011, the Company converted two loans it had originated to investments in real estate and acquired one real estate asset, summarized as follows:

•
On September 6, 2012, the Company foreclosed on a self-originated loan and converted the loan to equity with a fair value of $25.5 million at acquisition. The loan was collateralized by a 179 unit hotel property in Coconut Grove, Florida. The property had a hotel occupancy rate of 75% at acquisition.

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
DECEMBER 31, 2012

•
On June 14, 2011, the Company converted a self-originated loan to equity with a fair value of $22.4 million at acquisition.  The loan was collateralized by a 400 unit multi-family property in Memphis, Tennessee.  The property was 93.8% occupied at acquisition.

The following table is a summary of the aggregate estimated fair value of the assets and liabilities acquired on the respective date of acquisition (in thousands):

Description	December 31, 2012	December 31, 2011
Assets acquired:
Investments in real estate	$25,500	$48,683
Cash and cash equivalents	—	177
Restricted cash	—	2,360
Intangible assets	—	2,490
Other assets	(89)	391
Total assets acquired	25,411	54,101
Liabilities assumed:
Accounts payable and other liabilities	3,750	673
Total liabilities assumed	3,750	673
Estimated fair value of net assets acquired	$21,661	$53,428

The Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on the new investment in real estate acquired during the year ended December 31, 2012. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in the Company's consolidated financial statements retrospectively.
During the third quarter of 2011, the Company accounted for the acquisition of The Heights (formerly Whispertree Apartments) as a business combination in accordance with FASB ASC Topic 805.  In the fourth quarter of 2011, the Company obtained the final appraisal of the property.  Based on the final appraisal, the Company adjusted the value of the land and the value of the building by $3.9 million, respectively, as of the acquisition date.  Accordingly, these adjustments were recognized and are reflected in the consolidated financial statements as of December 31, 2012 and 2011.

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

	Year Ended December 31,
Description	2012	2011
	(Unaudited)
Total revenue, as reported	$123,698	$95,986
Pro forma revenue	$131,028	$111,263
Net income, reported	$63,199	$37,716
Pro forma net income	$63,503	$37,535
Earnings per share - basic, reported	$0.71	$0.54
Earnings per share per - diluted, reported	$0.71	$0.53
Pro forma earnings per share - basic	$0.72	$0.53
Pro forma earnings per share - diluted	$0.71	$0.53

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

These amounts have been calculated after adjusting the results of the acquired properties to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to the Company's investments in real estate had been applied from January 1, 2011.
NOTE 9 – LOANS HELD FOR INVESTMENT
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
December 31, 2012:
Bank loans (3)	$1,218,563	$(25,249)	$1,193,314
Commercial real estate loans:
Whole loans (4)	569,829	(1,891)	567,938
B notes	16,441	(114)	16,327
Mezzanine loans	82,992	(206)	82,786
Total commercial real estate loans	669,262	(2,211)	667,051
Subtotal loans before allowances	1,887,825	(27,460)	1,860,365
Allowance for loan loss	(17,691)	—	(17,691)
Total	$1,870,134	$(27,460)	$1,842,674

December 31, 2011:
Bank loans (3)	$1,205,826	$(32,073)	$1,173,753
Commercial real estate loans:
Whole loans	545,828	(1,155)	544,673
B notes	16,579	(144)	16,435
Mezzanine loans	67,842	32	67,874
Total commercial real estate loans	630,249	(1,267)	628,982
Subtotal loans before allowances	1,836,075	(33,340)	1,802,735
Allowance for loan loss	(27,518)	—	(27,518)
Total	$1,808,557	$(33,340)	$1,775,217

(1)
Amounts include deferred amendment fees of $450,000 and $286,000 and deferred upfront fees of $334,000 and $0 being amortized over the life of the bank loans as of December 31, 2012 and 2011, respectively.  Amounts include loan origination fees of $1.9 million and $984,000 and loan extension fees of $214,000 and $123,000 being amortized over the life of the commercial real estate loans as of December 31, 2012 and 2011, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2012 and 2011, respectively.

(3)	Amounts include $14.9 million and $3.2 million of bank loans held for sale at December 31, 2012 and 2011, respectively.

(4)	Amount includes $34.0 million from two whole loans which are classified as loans held for sale at December 31, 2012.
At December 31, 2012 and 2011, approximately 47.7% and 41.9%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 7.9% and 8.9%, respectively, in Arizona; approximately 11.1% and 6.0%, respectively, in Texas, and approximately 3.3% and 8.0%, respectively, in Florida.  At December 31, 2012 and 2011, approximately 13.2% and 13.9%, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

At December 31, 2012, the Company’s bank loan portfolio consisted of $1.2 billion (net of allowance of $9.7 million) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.5% and three month LIBOR plus 8.8% with maturity dates ranging from August, 2013 to January, 2021.  At December 31, 2011, the Company’s bank loan portfolio consisted of $1.2 billion (net of allowance of $3.3 million) of floating rate loans, which bear interest ranging between three month LIBOR plus 1.1%, and three month LIBOR plus 10.6% with maturity dates ranging from March, 2012 to September, 2019.
The following is a summary of the weighted average life of the Company’s bank loans, at amortized cost (in thousands):

	December 31, 2012	December 31, 2011
Less than one year	$10,028	$1,968
Greater than one year and less than five years	821,568	684,376
Five years or greater	361,718	487,409
	$1,193,314	$1,173,753
The following is a summary of the Company’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
December 31, 2012:
Whole loans, floating rate (1) (4) (5) (6)	37	$567,938	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,327	8.68%	April 2016
Mezzanine loans, floating rate	2	15,845	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (7)	3	66,941	0.50% to 20.00%	September 2014 to September 2019
Total (2)	43	$667,051

December 31, 2011:
Whole loans, floating rate (1) (4) (5)	32	$537,708	LIBOR plus 2.50% to LIBOR plus 5.75%	April 2012 to February 2019
Whole loans, fixed rate	1	6,965	10.00%	June 2012
B notes, fixed rate	1	16,435	8.68%	April 2016
Mezzanine loans, floating rate	3	53,908	LIBOR plus 2.50% to LIBOR plus 7.45%	May 2012 to December 2012
Mezzanine loans, fixed rate	2	13,966	8.99% to 11.00%	January 2016 to September 2016
Total (2)	39	$628,982

(1)
Whole loans had $8.9 million and $5.2 million in unfunded loan commitments as of December 31, 2012 and 2011, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan loss of $8.0 million and $24.2 million as of December 31, 2012 and 2011, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	Floating rate whole loans include a $2.0 million portion of a whole loan that has a fixed rate of 15.0% as of December 31, 2012 and 2011, respectively.

(5)	Floating rate whole loans include a $1.0 million and $302,000 preferred equity tranche of a whole loan that has a fixed rate of 10.0% as of December 31, 2012 and 2011, respectively.

(6)	Amount includes $34.0 million from two whole loans that are classified as loans held for sale at December 31, 2012.

(7)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following is a summary of the weighted average life of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2013	2014	2015 and Thereafter	Total
December 31, 2012:
B notes	$—	$—	$16,327	$16,327
Mezzanine loans	5,328	20,694	56,764	82,786
Whole loans	71,799	—	496,139	567,938
Total (1)	$77,127	$20,694	$569,230	$667,051

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.
The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
December 31, 2012:
B notes	$206	1.17%
Mezzanine loans	860	4.85%
Whole loans	6,920	39.12%
Bank loans	9,705	54.86%
Total	$17,691

December 31, 2011:
B notes	$253	0.92%
Mezzanine loans	1,437	5.23%
Whole loans	22,531	81.87%
Bank loans	3,297	11.98%
Total	$27,518
As of December 31, 2012, the Company had recorded an allowance for loan losses of $17.7 million consisting of a $9.7 million allowance on the Company’s bank loan portfolio and a $8.0 million allowance on the Company’s commercial real estate portfolio as a result of the provisions taken on five bank loans and one commercial real estate loan as well as the maintenance of a general reserve with respect to these portfolios.  The whole loan allowance decreased $15.6 million from $22.5 million as of December 31, 2011 to $6.9 million as of December 31, 2012.  This decrease is primarily the result of a charge to the allowance resulting from a CRE loan that was restructured with a new borrower and with a new use for the underlying property.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
NOTE 10 – INVESTMENTS IN UNCONSOLIDATED ENTITIES
On November 16, 2011, the Company, together with LEAF Financial and LEAF Commercial Capital, Inc. (“LCC”), a commercial finance company specializing in equipment leasing formed in January 2011, each of which is a subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”).  In exchange for its prior interest in LCC, the Company received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the “Series D Preferred Stock”), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC.  The Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LCC as a result of the transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. The Company recorded a loss of $2.2 million in conjunction with the transaction.  The Company’s resulting interest is accounted for under the equity method.  The Company recorded losses of $3.3 million for the year ended December 31, 2012, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income.  No such loss was recorded at December 31, 2011. The Company’s investment in LCC was valued at $33.1 million as of December 31, 2012.
The Company has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  The Company does not have the power to direct the activities of either trust, nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these trusts.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated into the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the years ended December 31, 2012, 2011, and 2010 the Company recognized $2.5 million, $3.0 million and $3.6 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $183,000, $277,000 and $302,000, respectively, of amortization of deferred debt issuance costs.  The Company will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company's interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  The Company acquired the membership interests for $2.1 million. The agreement requires the Company to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  Resource Real Estate Management, LLC (“RREM”), an affiliate of Resource America, acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the years ended December 31, 2012, 2011 and 2010, the Company paid RREM management fees of $45,000, $34,000 and $26,000 respectively. For the years ended December 31, 2012, 2011 and 2010, the Company recorded income of $683,000, $112,000 and $231,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $2.3 million and $3.6 million at December 31, 2012 and 2011, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet using the equity method.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  The Company purchased a 7.5% equity interest in the venture. RREM, was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1.0% of outstanding contributions. The Company incurred fees payable to RREM of $39,000 during the year ended December 31, 2012. For the year ended December 31, 2012, the Company recorded losses of $135,000, which were recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $526,000 at December 31, 2012 is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet using the equity method. The Company will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.

NOTE 11 –FINANCING RECEIVABLES
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

	Commercial Real Estate Loans	Bank Loans	Lease Receivables	Loans Receivable-Related Party	Total
December 31, 2012:
Allowance for Loan Losses:
Allowance for losses at January 1, 2012	$24,221	$3,297	$—	$—	$27,518
Provision for loan loss	5,225	11,593	—	—	16,818
Loans charged-off	(21,460)	(5,185)	—	—	(26,645)
Allowance for losses at December 31, 2012	$7,986	$9,705	$—	$—	$17,691
Ending balance:
Individually evaluated for impairment	$2,142	$3,236	$—	$—	$5,378
Collectively evaluated for impairment	$5,844	$6,469	$—	$—	$12,313
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$177,055	$4,688	$—	$8,324	$190,067
Collectively evaluated for impairment	$489,996	$1,187,875	$—	$—	$1,677,871
Loans acquired with deteriorated credit quality	$—	$751	$—	$—	$751

December 31, 2011:
Allowance for Loan Losses:
Allowance for losses at January 1, 2011	$31,617	$2,616	$70	$—	$34,303
Provision for loan loss	6,478	7,418	—	—	13,896
Loans charged-off	(13,874)	(6,737)	(70)	—	(20,681)
Allowance for losses at December 31, 2011	$24,221	$3,297	$—	$—	$27,518
Ending balance:
Individually evaluated for impairment	$17,065	$1,593	$—	$—	$18,658
Collectively evaluated for impairment	$7,156	$1,704	$—	$—	$8,860
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$113,038	$2,693	$—	$9,497	$125,228
Collectively evaluated for impairment	$515,944	$1,171,060	$—	$—	$1,687,004
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Credit quality indicators
Bank Loans
The Company uses a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-5 with 1 representing the Company’s highest rating and 5 representing its lowest rating.  The Company also designates loans that are sold after the period end at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  The Company considers metrics such as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies, and industry dynamics in grading its bank loans.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2012:
Bank loans	$1,095,148	$33,677	$27,837	$16,318	$5,440	$14,894	$1,193,314

As of December 31, 2011:
Bank loans	$1,076,298	$19,739	$60,329	$11,540	$2,693	$3,154	$1,173,753
All of the Company’s bank loans are performing with the exception of five loans with an amortized cost of $5.4 million as of December 31, 2012, one of which defaulted as of December 31, 2012, three of which defaulted as of March 31, 2012, which includes a loan acquired with deteriorated credit quality as a result of the acquisition of Whitney CLO I, and one of which defaulted on December 31, 2011. As of December 31, 2011, all of the Company's bank loans are performing with the exception of one loan which defaulted on December 31, 2011 with a carrying amount of $2.7 million.
Commercial Real Estate Loans
The Company uses a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing the Company’s highest rating and 4 representing its lowest rating.  The Company designates loans that are sold after the period end at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  In addition to the underlying performance of the loan collateral, the Company considers metrics such as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading its commercial real estate loans.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of December 31, 2012:
Whole loans	$427,456	$—	$106,482	$—	$34,000	$567,938
B notes	16,327	—	—	—	—	16,327
Mezzanine loans	38,296	—	44,490	—	—	82,786
	$482,079	$—	$150,972	$—	$34,000	$667,051

As of December 31, 2011:
Whole loans	$329,085	$87,598	$90,225	$37,765	$—	$544,673
B notes	16,435	—	—	—	—	16,435
Mezzanine loans	23,347	—	44,527	—	—	67,874
	$368,867	$87,598	$134,752	$37,765	$—	$628,982
All of the Company’s commercial real estate loans were performing as of December 31, 2012 and 2011.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
December 31, 2012:
Whole loans	$—	$—	$—	$—	$567,938	$567,938	$—
B notes	—	—	—	—	16,327	16,327	—
Mezzanine loans	—	—	—	—	82,786	82,786	—
Bank loans	1,549	—	3,891	5,440	1,187,874	1,193,314	—
Loans receivable- related party	—	—	—	—	8,324	8,324	—
Total loans	$1,549	$—	$3,891	$5,440	$1,863,249	$1,868,689	$—

December 31, 2011:
Whole loans	$—	$—	$—	$—	$544,673	$544,673	$—
B notes	—	—	—	—	16,435	16,435	—
Mezzanine loans	—	—	—	—	67,874	67,874	—
Bank loans	—	—	—	—	1,173,753	1,173,753	—
Loans receivable- related party	—	—	—	—	9,497	9,497	—
Total loans	$—	$—	$—	$—	$1,812,232	$1,812,232	$—
Impaired Loans
The following tables show impaired loans indicated (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2012:
Loans without a specific valuation allowance:
Whole loans	$115,841	$115,841	$—	$114,682	$3,436
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$367
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$6,754	$6,754	$—	$—	$851
Loans with a specific valuation allowance:
Whole loans	$23,142	$23,142	$(2,142)	$22,576	$801
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$5,440	$5,440	$(3,236)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$138,983	$138,983	$(2,142)	$137,258	$4,237
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	6,754	6,754	—	—	851
	$189,249	$189,249	$(5,378)	$175,330	$5,455

December 31, 2011:
Loans without a specific valuation allowance:
Whole loans	$75,273	$75,273	$—	$75,263	$2,682
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$7,820	$7,820	$—	$—	$1,112
Loans with a specific valuation allowance:
Whole loans	$37,765	$37,765	$(17,065)	$36,608	$920
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$2,693	$2,693	$(1,593)	$2,693	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$113,038	$113,038	$(17,065)	$111,871	$3,602
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	2,693	2,693	(1,593)	2,693	—
Loans receivable - related party	7,820	7,820	—	—	1,112
	$123,551	$123,551	$(18,658)	$114,564	$4,714
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Year Ended December 31, 2012:
Whole loans (1)	7	$175,708	$158,422
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party (2)	1	7,797	7,797
Total loans	9	$221,577	$204,291

Year Ended December 31, 2011:
Whole loans	2	$34,739	$33,073
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable	—	—	—
Loans receivable - related party	1	7,981	7,981
Total loans	3	$42,720	$41,054

(1)
Whole loans include a whole loan with a pre-modification and post-modification outstanding recorded balance of $21.8 million that have been converted to real-estate owned and will no longer be a TDR after December 31, 2012.

(2)	Loans receivable - related party has received paydowns for the year ended December 31, 2012 and currently has an outstanding balance of $6.8 million as of December 31, 2012.
As of December 31, 2012 and December 31, 2011, there were no troubled-debt restructurings that subsequently defaulted.
NOTE 12 – INTANGIBLE ASSETS
Intangible assets represent identifiable intangible assets acquired as a result of the Company’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  The Company amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  The Company evaluates intangible assets for impairment as events and circumstances change.  In October 2012, the Company purchased 66.6% of preferred equity of one of the RCAM CDOs. As a result of this transaction and consolidation of Whitney CLO I, the Company wrote-off the unamortized balance of $2.6 million, the intangible asset associated with this CDO, which was recorded in gain/(loss) on consolidation in the consolidated statement of income. Due to a 2013 event whereby a second CLO liquidated, the Company accelerated the amortization of the remaining balance of its intangible asset and recorded a $657,000 charge to depreciation and amortization on the consolidated statement of income. The Company expects to record amortization expense on intangible assets of approximately $1.9 million for the year ended December 31, 2013, and $1.8 million for the years ended December 31, 2014, 2015, 2016 and 2017.  The weighted average amortization period was 8.7 years and 8.0 years at December 31, 2012 and 2011, respectively and the accumulated amortization was $10.5 million and $3.9 million at December 31, 2012 and 2011, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following table summarizes intangible assets at December 31, 2012 and 2011 (in thousands).

	Beginning Balance	Accumulated Amortization	Net Asset
December 31, 2012:
Investment in RCAM	$21,213	$(8,108)	$13,105
Investments in real estate:
In-place leases	2,461	(2,379)	82
Above (below) market leases	29	(24)	5
	2,490	(2,403)	87
Total intangible assets	$23,703	$(10,511)	$13,192

December 31, 2011:
Investment in RCAM	$21,213	$(2,237)	$18,976
Investments in real estate:
In-place leases	2,461	(1,634)	827
Above (below) market leases	29	(19)	10
	2,490	(1,653)	837
Total intangible assets	$23,703	$(3,890)	$19,813

For the years ended December 31, 2012 and 2011, the Company recognized $7.2 million and $7.8 million, respectively of fee income related to the investment in RCAM.

NOTE 13 – BORROWINGS
The Company historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to the Company’s borrowings at December 31, 2012 and 2011 is summarized in the following table (in thousands, except percentages):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
December 31, 2012:
RREF CDO 2006-1 Senior Notes (1)	$145,664	1.42%	33.6 years	$295,759
RREF CDO 2007-1 Senior Notes (2)	225,983	0.81%	33.8 years	292,980
Apidos CDO I Senior Notes (3)	202,969	1.07%	4.6 years	217,745
Apidos CDO III Senior Notes (4)	221,304	0.80%	7.5 years	232,655
Apidos Cinco CDO Senior Notes (5)	320,550	0.82%	7.4 years	344,105
Apidos CLO VIII Senior Notes (6)	300,951	2.16%	8.8 years	351,014
Apidos CLO VIII Securitized Borrowings (11)	20,047	15.27%	8.8 years	—
Whitney CLO I Senior Notes(10)	171,555	1.82%	4.2 years	191,704
Whitney CLO I Securitized Borrowings (11)	5,860	9.50%	4.2 years	—
Unsecured Junior Subordinated Debentures (7)	50,814	4.26%	23.7 years	—
Repurchase Agreements (8)	106,303	2.28%	18 days	145,234
Mortgage Payable (9)	13,600	4.17%	5.6 years	18,100
Total	$1,785,600	1.62%	12.5 years	$2,089,296

December 31, 2011:
RREF CDO 2006-1 Senior Notes (1)	$157,803	1.44%	34.6 years	$264,796
RREF CDO 2007-1 Senior Notes (2)	315,882	0.85%	34.8 years	422,641
Apidos CDO I Senior Notes (3)	314,884	1.04%	5.6 years	315,088
Apidos CDO III Senior Notes (4)	261,209	0.99%	8.5 years	260,167
Apidos Cinco CDO Senior Notes (5)	319,959	0.95%	8.4 years	326,164
Apidos CLO VIII Senior Notes (6)	298,312	2.42%	9.8 years	334,122
Apidos CLO VIII Securitized Borrowings (11)	21,364	15.27%	9.8 years	—
Unsecured Junior Subordinated Debentures (7)	50,631	4.35%	24.7 years	—
Repurchase Agreements (8)	40,503	1.54%	18 days	47,143
Mortgage Payable (9)	13,536	4.23%	6.6 years	18,100
Total	$1,794,083	1.38%	15.2 years	$1,988,221

(1)
Amount represents principal outstanding of $146.4 million and $159.1 million less unamortized issuance costs of $728,000 and $1.2 million as of December 31, 2012 and 2011, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $227.4 million and $318.6 million less unamortized issuance costs of $1.4 million and $2.7 million as of December 31, 2012 and 2011, respectively.  This CDO transaction closed in June 2007.

(3)
Amount represents principal outstanding of $203.2 million and $315.9 million less unamortized issuance costs of $274,000 and $1.1 million as of December 31, 2012 and 2011, respectively.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $222.0 million and $262.5 million less unamortized issuance costs of $659,000 and $1.3 million as of December 31, 2012 and 2011, respectively.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million and $322.0 million less unamortized issuance costs of $1.5 million and $2.0 million as of December 31, 2012 and 2011, respectively.  This CDO transaction closed in May 2007.

(6)
Amount represents principal outstanding of $317.6 million and $317.6 million, less unamortized issuance costs of $4.7 million and $5.5 million, and less unamortized discounts of $11.9 million and $13.8 million as of December 31, 2012 and 2011, respectively.  This CDO transaction closed in October 2011.

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

(8)
Amount represents principal outstanding of $47.5 million and $40.9 million less unamortized deferred debt costs of $23,000 and $494,000 and accrued interest costs of $37,000 and $39,000 related to CMBS repurchase facilities as of December 31, 2012 and 2011, respectively, and principal outstanding of $59.1 million less unamortized deferred debt costs of $348,000 and accrued interest costs of $79,000 related to CRE repurchase facilities as of December 31, 2012. Does not reflect CMBS repurchase agreement borrowings that are components of Linked Transactions. At December 31, 2012 and 2011, the Company had repurchase agreements of $20.4 million and $14.9 million, respectively, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 21).

(9)
Amount represents principal outstanding of $13.6 million and $13.6 million less unamortized real estate financing costs of $0 and $65,000 as of December 31, 2012 and 2011, respectively.  This real estate transaction closed in August 2011.

(10)
Amount represents principal outstanding of $174.1 million less unamortized discounts of $2.5 million as of December 31, 2012 . In October 2012 the Company purchased a $20.9 million equity interest in Whitney CLO I which represents 67% of the outstanding preference shares. The transaction gave the Company a controlling interest in the CLO.

(11)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes and the Whitney CLO I Senior Notes, respectively.
Collateralized Debt Obligations
Resource Real Estate Funding CDO 2007-1
In June 2007, the Company closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2012, $14.5 million of Class A-1 notes have been paid down.
The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes accrued a commitment fee at a rate per annum equal to 0.18%, the drawn balance bore interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.81% and 0.85% at December 31, 2012 and 2011, respectively.
During the year ended December 31, 2012 the Company repurchased and redeemed $50.0 million of the Class A-1R notes and $26.8 million of the Class D notes in RREF CDO 2007-1 at a weighted average price of 78.85% to par which, after fees paid to an investment bank to finance the transaction and related expenses, resulting in a $14.9 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income. During the year ended 2011, the Company repurchased $10.0 million of Class A-2 notes at a weighted average price of 61.25% to par which resulted in a $3.9 million gain.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
Resource Real Estate Funding CDO 2006-1
In August 2006, the Company closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class J senior notes (rated BB: Fitch) and class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2012, $29.7 million of Class A-1 notes have been paid down.
The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.42% and 1.44% at December 31, 2012 and 2011, respectively.
During the year ended December 31, 2012 the Company repurchased $4.3 million of the Class A-1 notes and $4.0 million of the Class C notes in RREF CDO 2006-1 at a weighted average price of 81.63% to par which resulted in a $1.5 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income.  During the year ended December 31, 2011, the Company did not repurchase any notes.
In connection with the Company’s ownership of certain notes held by RREF CDO 2006-1, on June 21, 2011 the Company surrendered for cancellation, without consideration, to the trustee of RREF CDO 2006-1the following outstanding notes, which previously eliminated in consolidation:  $6.9 million of the Class B notes, $7.7 million of the Class C notes, $5.52 million of the Class D notes, $7.0 million of the Class E notes and $5.25 million of the Class F notes.  The surrendered notes were canceled by the trustee pursuant to the applicable indenture, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations was to improve the CDO’s performance with respect to its over-collateralization and interest coverage tests, with which it was already in compliance before the cancellation, and to secure the Company’s long-term interest in this structured vehicle.
As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Whitney CLO I
In February 2011, the Company acquired the rights to manage the assets held by Whitney CLO I. In October 2012, the Company purchased a $20.9 million preferred equity interest at a discount of 42.5% which represents 67% of the outstanding preference shares in Whitney CLO I. Based upon that purchase, the Company determined that it had a controlling interest and consolidated Whitney CLO I. The preferred equity interest is subordinated in right of payment to all other securities issued by Whitney CLO I.
The balance of senior notes to investors when the Company acquired a controlling interest in October 2012 were as follows: (i) $48.8 million of class A-1L notes bearing interest at LIBOR plus 0.32%; (ii) $26.5 million of class A-1LA notes bearing interest at LIBOR plus 0.29%; (iii) $36.5 million of class A-1LB notes bearing interest at LIBOR plus 0.45%; (iv) $19.75 million of class A-2F notes bearing interest at LIBOR plus 5.19%; (v) $15.0 million of class A-2L notes bearing interest at LIBOR plus 0.57%; (vi) $25.0 million of class A-3L notes bearing interest at LIBOR plus 1.05%; (vii) $23.5 million of class B-1LA notes bearing interest at LIBOR plus 2.1%; (viii) $14.36 million of class B-1LB notes bearing interest at LIBOR plus 1.0%. All of the notes issued mature on March 1, 2017. The Company has the right to call the notes anytime after March 1, 2009 until maturity in March 2017. The weighted average interest rate on all notes was 1.82% at December 31, 2012. The reinvestment period for Whitney CLO I ended in March 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down. Since October 2012, $15.5 million of Class A-1L and $19.9 million of Class A-1LA notes have been paid down.
Apidos CLO VIII
In October 2011, the Company closed Apidos CLO VIII, a $350 million CLO transaction that provides financing for bank loans.  The investments held by Apidos CLO VIII collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos CLO VIII issued a total of $317.6 million of senior notes at a discount of 4.4% to investors and RCC commercial purchased a $15.0 million interest representing 43% of the outstanding subordinated debt.  The remaining 57% of subordinated debt is owned by unrelated third parties.  The reinvestment period for Apidos CLO VIII will end in October 2014.  The subordinated debt interest is subordinated in right of payment to all other securities issued by Apidos CLO VIII.
The senior notes issued to investors by Apidos CLO VIII consist of the following classes: (i) $231.2 million of class A-1 notes bearing interest at LIBOR plus 1.50%; (ii) $35.0 million of class A-2 notes bearing interest at LIBOR plus 2.00%; (iii) $17.3 million of class B-1 notes bearing interest at LIBOR plus 2.50%; (iv) $6.8 million of class B-2 notes bearing interest at LIBOR plus 2.50%; (v) $14.1 million of class C notes bearing interest at LIBOR plus 3.10% and (vi) $13.2 million of class D notes bearing interest at LIBOR plus 4.50%. All of the notes issued mature on October 17, 2021, although the Company has the right to call the notes anytime from October 17, 2013 until maturity.  The weighted average interest rate on all notes was 2.16% and 2.42% at December 31, 2012 and 2011, respectively.
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
The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.82% and 0.95% at December 31, 2012 and 2011, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Apidos CDO III
In May 2006, the Company closed Apidos CDO III, a $285.5 million CDO transaction that provides financing for bank loans.  The investments held by Apidos CDO III collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos CDO III issued a total of $262.5 million of senior notes at par to investors and RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  The reinvestment period for Apidos CDO III will end in December 2012.  The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO III.
The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although the Company has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.80% and 0.99% at December 31, 2012 and 2011, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2012, $40.5 million of Class A-1 notes have been paid down.
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
The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $259.5 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.07% and 1.04% and at December 31, 2012 and 2011, respectively. The reinvestment period for Apidos CDO I ended in July 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2012, $116.3 million of Class A-1 Notes have been paid down.
During the year ended December 31, 2012 the Company repurchased $2.0 million of the Class B notes in Apidos CDO I at a weighted average price of 85.11% to par which resulted in a $298,000  gain reported as a gain on the extinguishment of debt in the consolidated statements of income.  During the year ended December 31, 2011, the Company did not repurchase any notes.
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
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2012 were $358,000 and $377,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2011, were $450,000 and $467,000, respectively.  The rates for RCT I and RCT II, at December 31, 2012, were 4.26% and 4.26%, respectively.  The rates for RCT I and RCT II, at December 31, 2011, were 4.32% and 4.38%, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
Repurchase and Credit Facilities
CMBS – Term Repurchase Facility
In February 2011, the registrant's wholly-owned subsidiaries, RCC Commercial Inc. and RCC Real Estate, Inc.(collectively, the "Companies"), entered into a master repurchase and securities contract (the “Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the Facility, from time to time, the parties may enter into transactions in which the Companies and Wells Fargo agree to transfer from the Companies to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the “Assets”) against the transfer of funds by Wells Fargo to the Companies, with a simultaneous agreement by Wells Fargo to transfer back to the Companies such Assets at a date certain or on demand, against the transfer of funds from the Companies to Wells Fargo.  The maximum amount of the Facility is $100.0 million which has a two year term with a one year option to extend, and an interest rate equal to the one-month London Interbank Offered Rate (LIBOR) plus 1.29% plus a .25% initial structuring fee and a .25% extension fee upon exercise. On February 1, 2013, the Company exercised the option to extend the CMBS Term Repurchase Facility for a period of one year. The Companies will enter into interest rate swaps and cap agreements to mitigate interest rate risk under the Facility.
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
 The Facility also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, Wells Fargo may require the Companies to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.
 Under the terms of the Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “Guaranty”), the registrant agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the Companies to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Companies with respect to Wells Fargo under each of the governing documents.  The Guaranty  includes covenants that, among other things, limit the registrant's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of December 31, 2012.
At December 31, 2012, RCC Real Estate had borrowed $42.5 million (net of $23,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $51.4 million and a weighted average interest rate of one-month LIBOR plus 1.32%, or 1.53%.  At December 31, 2011, RCC Real Estate had borrowed $41.0 million (net of $494,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At December 31, 2011, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $47.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.54%. At December 31, 2012 and 2011, the Company had repurchase agreements of $20.4 million and $14.9 million, respectively, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table. (See Note 21).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following table shows information about the amount at risk under this facility (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2012:
Wells Fargo Bank, National Association.(2)	$10,722	18	1.53%

December 31, 2011:
Wells Fargo Bank, National Association.(2)	$8,461	18	1.54%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$12.2 million and $14.9 million of linked repurchase agreement borrowings are being included as derivative instruments as of December 31, 2012 and 2011, respectively.(See Note 21)
CRE – Term Repurchase Facility
On February 27, 2012, the Company entered into a master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the origination of commercial real estate loans.  The facility has a maximum amount of $150.0 million and an initial 18 month term with two one year options to extend.  The Company paid an origination fee of 37.5 basis points (0.375%).  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At December 31, 2012, RCC Real Estate had borrowed $58.8 million (net of $348,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by several commercial real estate loans with an estimated fair value of $85.4 million and a weighted average interest rate of one-month LIBOR plus 2.67%, or 2.88%.The Company had no borrowings under the facility as of December 31, 2011.
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
 The Facility also contains margin call provisions relating to a decline in the market value of an security. Under these circumstances, Wells Fargo may require the Companies to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.
 Under the terms of the Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “Guaranty”), the registrant agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the Companies to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Companies with respect to Wells Fargo under each of the governing documents.  The Guaranty  includes covenants that, among other things, limit the registrant's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of December 31, 2012.
The following table shows information about the amount at risk under the facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2012:
Wells Fargo Bank, National Association.	$26,332	18	2.88%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
CRE - Repurchase Facility
On March 8, 2005, the Company entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of commercial real estate loans. The Company guaranteed RCC Real Estate's performance of its obligations under the repurchase agreement. There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of one-month LIBOR plus 3.25%.   The Company had repaid all borrowings under this agreement as of December 31, 2012.
Short-Term Repurchase Agreements
On March 8, 2005, the Company entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of CMBS and commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At December 31, 2012, RCC Real Estate had borrowed $3.1 million, all of which the Company had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $5.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.  The Company had no borrowings under this facility as of December 31, 2011.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2012:
Deutsche Bank Securities, Inc.	$2,069	7	1.46%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
On February 14, 2012, the Company entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date with monthly resets of interest rates.  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At December 31, 2012, RCC Real Estate had borrowed $5.4 million, all of which the Company had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by two CMBS bonds with an estimated fair value of $8.5 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.  The Company had no borrowings under this facility as of December 31, 2011.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2012:
Wells Fargo Securities, LLC(2)	$1,956	28	1.46%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$3.5 million of linked repurchase agreement borrowings are being included as derivative instruments as of December 31, 2012. (See Note 21).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

On November 6, 2012, the Company entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity with monthly resets of interest rates.  At December 31, 2012, RCC Real Estate had borrowed $4.7 million, all of which the Company had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $7.2 million and a weighted average interest rate of one-month LIBOR plus 0.80%, or 1.01%.  The Company had no borrowings under this facility as of December 31, 2011.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2012:
JP Morgan Securities, LLC (2)	$2,544	11	1.01%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$4.7 million of linked repurchase agreement borrowings are being included as derivative instruments as of December 31, 2012. (See Note 21).
Revolving Credit Facility
On July 7, 2011, the Company and RCC Real Estate entered into a $10.0 million revolving credit facility with The Bancorp Bank (“Bancorp”).  The facility provided bridge financing for up to five business days, which enabled the Company and RCC Real Estate to fund real estate loans to third parties prior to their sale to the Company’s CRE CDOs.  The facility was evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp entered into July 7, 2011.  The facility was secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1, which are owned by RCC Real Estate.  The Company had no borrowings under this revolving credit facility as of December 31, 2012 and 2011. The note became due and payable on June 30, 2012 and was terminated.
Mortgage Payable
On August 1, 2011, the Company, through RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.  In conjunction with the purchase of the property, the Company entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bears interest at a rate of one-month LIBOR plus 3.95%.  As of December 31, 2012 and 2011 the borrowing rate was 4.17% and 4.23%, respectively.

NOTE 14 – STOCK INCENTIVE PLANS AND SHARE ISSUANCE AND REPURCHASE
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

In September 2012, the Company sold 9,775,000 shares of common stock in an underwritten public common stock follow-on offering, including 1,275,000 shares exercised through the underwriters' over-allotment option, at a price of $5.90 per share. The Company received net proceeds of approximately $55.6 million after payment of underwriting discounts and commissions of approximately $2.1 million and before other offering expenses of approximately $200,000.
In June 2012, the Company issued 265,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock, at a weighted average offering price of $23.51 per share.  The Company received net proceeds of $5.7 million after offering costs, including the underwriters’ discount and expenses of approximately $486,000.  The Series A preferred stock accrues cumulative cash dividends at a rate of 8.50% per year of the $25.00 liquidation preference per share.  Dividends are payable quarterly in arrears at the end of each January, April, July and October. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A Preferred Shares at any time.  On or after June 14, 2017, the Company may, at its option, redeem the Series A preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
In October 2012, the Company issued 1,000,000 shares of 8.25% Series B Cumulative Redeemable Preferred Stock, at a weighted average offering price of $24.85 per share.  The Company received net proceeds of $24.2 million after offering costs, including the underwriters’ discount and expenses of approximately $788,000.  The Series B preferred stock accrues cumulative cash dividends at a rate of 8.25% per year of the $25.00 liquidation preference per share.  Dividends are payable quarterly in arrears at the end of each January, April, July and October. The Series B preferred stock has no maturity date and the Company is not required to redeem the Series B Preferred Shares at any time.  On or after October 2, 2017, the Company may, at its option, redeem the Series B preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
On June 28, 2012, the Company and Resource Capital Manager, Inc. entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) to sell up to 1,000,000 shares of its 8.5% Series A Cumulative Redeemable Preferred Stock from time to time through an “at the market” equity offering program under which MLV will act as sales agent. As of December 31, 2012, 411,373 shares have been issued under this agreement at a weighted average offering price of $24.25.
On November 19, 2012, the Company and Resource Capital Manager entered into an At-the-Market Issuance Sales Agreement with MLV to sell up to 1,000,000 shares of its 8.25% Series B Cumulative Redeemable Preferred Stock from time to time through an "at the market" equity offering program under which MLV will act as sales agent. As of December 31, 2012, 126,898 shares have been issued under this agreement at a weighted average offering price of $24.85.
Under a dividend reinvestment plan authorized by the board of directors on February 16, 2012, the Company was authorized to issue up to 15.0 million shares of common stock.  Under this plan, the Company issued 10,190,082 shares during the year ended December 31, 2012 at a weighted-average net share price of $5.58 per share and received proceeds of $56.9 million (net of costs).  This plan superseded the March 2011 plan.
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

NOTE 15 – SHARE-BASED COMPENSATION
The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2012	15,200	1,413,731	1,428,931
Issued	19,509	2,187,909	2,207,418
Vested	(15,200)	(294,098)	(309,298)
Forfeited	—	(18,708)	(18,708)
Unvested shares as of December 31, 2012	19,509	3,288,834	3,308,343

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the years ended December 31, 2012, 2011, and 2010, including the grant date fair value of shares issued to the Company’s five non-employee directors, was $12.9 million, $8.2 million, and $1.8 million, respectively.
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
In connection with a grant of restricted common stock made on August 25, 2011, the Company agreed to issue up to 336,000 additional shares of common stock if certain loan origination performance thresholds are achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of three annual measurement periods beginning April 1, 2011.  The agreement also provides dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant will be paid at the end of each annual measurement period if the performance criteria are met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company will not record the dividend equivalent rights until earned.  On March 30, 2012, the first annual measurement period ended and 112,000 shares were earned.  These shares will vest over the subsequent 18 months at the rate of one-sixth per quarter.  In addition, $78,400 of accrued dividend equivalent rights was earned.  At December 31, 2012, there was an additional $146,000 of dividends payable upon achievement of the performance criteria.  If earned, any future performance shares issued will vest over the subsequent 18 months at the rate of one-sixth per quarter.
On April 11, 2012, the Company issued 9,596 shares of restricted common stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on April 11, 2013.  The balance will vest 33.3% annually thereafter through April 11, 2015.
On November 12, 2012, the Company issued 8,833 shares of restricted common stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on November 12, 2013.  The balance will vest 33.3% annually thereafter through November 12, 2015.
On December 20, 2012, the Company issued 1,710,584 shares of restricted common stock stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on December 20, 2013.  The balance will vest 33.3% annually thereafter through December 20, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following table summarizes the status of the Company’s unvested stock options as of December 31, 2012:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	40,000	$6.40
Granted	—
Vested	(13,333)	6.40
Forfeited	—
Unvested at December 31, 2012	26,667	$6.40
The following table summarizes the status of the Company’s vested stock options as of December 31, 2012:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2012	601,666	$14.99
Vested	13,333	$6.40
Exercised	—
Forfeited	—
Vested as of December 31, 2012	614,999	$14.80	3	$21
There were no options granted during the years ended December 31, 2012 and 2010.  There were 40,000 options granted during the year ended December 31, 2011 . The outstanding stock options have a weighted average remaining contractual term of three years.
For the years ended December 31, 2012, 2011, and 2010, the components of equity compensation expense were as follows (in thousands):

	December 31,
	2012	2011	2010
Options granted to Manager and non-employees	2	15	11
Restricted shares granted to Manager and non-employees	4,522	2,399	2,098
Restricted shares granted to non-employee directors	112	112	112
Total equity compensation expense	4,636	2,526	2,221
During the years ended December 31, 2012, 2011, and 2010 the Manager received 146,534, 80,228, and 251,993 shares as incentive compensation valued at $814,000, $463,000, and $1.4 million, respectively pursuant to the Management Agreement.  The incentive management fee is paid one quarter in arrears.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of December 31, 2012.  All awards are discretionary in nature and subject to approval by the Compensation Committee.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 16 –EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Years Ended December 31
	2012	2011	2010
Basic:
Net income allocable to common shares	$63,199	$37,716	$19,447
Weighted average number of shares outstanding	88,410,272	70,410,131	47,715,082
Basic net income per share	$0.71	$0.54	$0.41

Diluted:
Net income allocable to common shares	$63,199	$37,716	$19,447
Weighted average number of shares outstanding	88,410,272	70,410,131	47,715,082
Additional shares due to assumed conversion of dilutive instruments	874,216	398,957,000	192,199
Adjusted weighted-average number of common shares outstanding	89,284,488	70,809,088	47,907,281
Diluted net income per share	$0.71	$0.53	$0.41
Potentially dilutive shares relating to 641,666, 641,666 and 602,666 options for the years ended December 31, 2012, 2011, and 2010 respectively, were not included in the calculation of diluted net income per share because the effect was anti-dilutive.
NOTE 17 - THE MANAGEMENT AGREEMENT
On March 8, 2005, the Company entered into a Management Agreement with the Manager and Resource America pursuant to which the Manager provides the Company investment management, administrative and related services. The agreement was amended several times and was then superseded by a second amended and restated Management Agreement on June 14, 2012. Under the amended and restated agreement, the Manager receives fees and is reimbursed for its expenses as follows:

•
A monthly base management fee equal to 1/12th of the amount of the Company's equity multiplied by 1.50%. Under the management agreement, ''equity'' is equal to the net proceeds from any issuance of shares of capital stock less offering related costs, plus or minus the Company's retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts the Company has paid for common stock repurchases. The calculation is adjusted for one-time events due to changes in GAAP, as well as other non-cash charges, upon approval of the independent directors of the Company.

•
Incentive compensation is calculated as follows: (i) twenty-five percent (25%) of the dollar amount by which (A) the Company's adjusted operating earnings (before incentive compensation but after the base management fee) for such quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the common shares in the initial offering by the Company and the prices per share of the Common Shares in any subsequent offerings by the Company, in each case at the time of issuance thereof, multiplied by (2) the greater of (a) 2.0% and (b) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of common shares outstanding during such quarter, subject to adjustment, to exclude events pursuant to changes in GAAP or the application of GAAP, as well as non-recurring or unusual transactions or events, after discussion between the Manager and the Independent Directors and approval by a majority of the independent directors in the case of non-recurring or unusual transactions or events. On August 17, 2010, the Company entered into an amendment to the Management Agreement pursuant to which the fees paid by a taxable REIT subsidiary of the Company to employees, agents or affiliates of the Manager with respect to profits of such taxable REIT subsidiary (or any subsidiary thereof) will be deducted from the Company's quarterly calculation of incentive compensation payable to the Manager.  Additionally, any income taxes payable by a taxable REIT subsidiary of the Company will be excluded from the Company's calculation of operating earnings.

•	Reimbursement of out-of-pocket expenses and certain other costs incurred by the Manager that relate directly to the Company and its operations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The Manager provides the Company with a Chief Financial Officer and several accounting professionals, each of whom is exclusively dedicated to the Company's operations.  The Manager also provides the Company with a director of investor relations who is 50% dedicated to the Company's operations.  The Company bears the expense of the wages, salaries and benefits of the Chief Financial Officer and a sufficient amount of additional accounting professionals, and bears 50% of the salary and benefits of the director of investor relations. In addition, in February 2010, the Company began reimbursing the Manager for the wages, salary, and benefits of its Chairman of the Board, who is exclusively dedicated to the operations of the Company.
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
As amended, the Management Agreement has an initial term ending March 31, 2013 with automatic annual one-year renewals unless at the end of the initial term or any renewal term at least two-thirds of the independent directors or a majority of the outstanding common shares agreed not to renew the Management Agreement. With a two-thirds vote of the independent directors, the independent directors may elect to terminate the Management Agreement because of the following:

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
The base management fee for the years ended December 31, 2012, 2011 and 2010 was $8.3 million, $7.0 million and $5.4 million, respectively. The Manager earned an incentive management fee of $9.6 million of which $8.2 million was paid in cash, which also included $3.7 million related to the Company’s investment management agreement with a subsidiary of the Manager, and $1.4 million was paid in stock (257,173 shares) for the period from January 1, 2012 to December 31, 2012. The Manager earned an incentive management fee of $3.6 million of which $3.2 million was paid in cash, which also included $1.9 million related to the Company's investment management agreement with a subsidiary of the Manager, and $430,000 paid in stock (75,746 shares) for the period from January 1, 2011 to December 31, 2011. The Manager earned an incentive management fee of $7.4 million of which $6.3 million was paid in cash, which also included $3.4 million related to the Company's investment management agreement with a subsidiary of the Manager, and $1.1 million was paid in stock (182,660 shares) for the period from January 1, 2010 to December 31, 2010.
On February 24, 2011, the Company entered into further amendment to the Management Agreement. Pursuant to this amendment, the Company agreed to pay CVC Credit Partners, LLC (“CVC Credit Partners”), formerly Apidos Capital Management (“ACM”) such fees as are set forth in a Services Agreement dated as of February 24, 2011 among a subsidiary of the Company, RCAM and CVC. The Services Agreement provides for 10% of all base collateral management fees and additional collateral management fees paid to RCAM and 50% of all incentive collateral management fees will be paid by RCAM to CVC. During the years ended December 31, 2012 and 2011, RCAM paid CVC $800,000 and $1.0 million, respectively in fees.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

At December 31, 2012, the Company was indebted to the Manager for base management fees of $833,000, incentive management fees of $2.6 million, incentive management fees to a subsidiary of the Manager under the Company's investment management agreement of $3.7 million, $109,000 of fees payable to CVC from RCAM, and expense reimbursements of $372,000. At December 31, 2011,the Company was indebted to the Manager for base management fees of $625,000, incentive management fees to a subsidiary of the Manager under the Company's investment management agreement of $1.9 million, $117,000 of fees payable to CVC from RCAM, and expense reimbursements of $272,000.
NOTE 18 – RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  At December 31, 2012, Resource America owned 2,670,764 shares, or 2.5%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.
The Company is managed by the Manager pursuant to a management agreement that provides for both base and incentive management fees.  For the years ended December 31, 2012, 2011, and 2010, the Manager earned base management fees of approximately $8.3 million, $7.0 million and $5.4 million, respectively, and incentive management fees of $6.0 million, $1.7 million and $4.4 million , respectively.  The Company also reimburses the Manager and Resource America for expenses, including the expense of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  For the years ended December 31, 2012, 2011, and 2010, the Company paid the Manager $3.6 million, $2.5 million and $1.8 million, respectively, as expense reimbursements. In conjunction with the June 2012 Series A preferred stock offering, the management agreement was amended and restated on June 14, 2012 to include the Company’s preferred shares in addition to its common shares for purposes of calculating the Company’s management fees.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains/(losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the years ended December 31, 2012, 2011 and 2010, RCM earned $3.7 million, $1.9 million and $2.9 million in management fees, respectively.  The Company has reinvested gains from its activity and holds $24.8 million in fair market value of trading securities as of December 31, 2012, a decrease of $13.9 million from $38.7 million at fair market value as of December 31, 2011.  In addition, the Company and RCM have established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  During the years ended December 31, 2012, 2011 and 2010, RCM earned $552,000, $404,000 and $438,000, respectively, as its share of the net profits as defined in the Investment Management Agreement.
At December 31, 2012, the Company was indebted to the Manager for $3.8 million, comprised of base management fees of $833,000, incentive management fees of $2.6 million and expense reimbursements of $307,000.  At December 31, 2011, the Company was indebted to the Manager for $1.1 million, comprised of base management fees of $625,000 and expense reimbursements of $473,000. At December 31, 2012, the Company was indebted to RCM, under the Company’s Investment Management Agreement for $4.3 million, comprised of incentive management fees of $3.7 million and expense reimbursements of $605,000.  At December 31, 2011, the Company was indebted to RCM for $2.4 million, comprised of $1.9 million of incentive management fees and $462,000 of expense reimbursements.
The Company had executed seven CDO transactions as of December 31, 2012 and 2011, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the CDO entities and their assets.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Relationship with LEAF Financial. LEAF Financial, a wholly-owned subsidiary of Resource America, originates and manages equipment leases and notes on behalf of the Company.
On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided an $8.0 million credit facility to LEAF II, of which all $8.0 million has been funded.  The credit facility had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II Receivables Funding, LLC, including its entire ownership interest in LEAF II.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. The loan amount outstanding at December 31, 2012 and 2011 was $6.8 million and 7.8 million, respectively.
On November 16, 2011, the Company together with LEAF Financial and LCC, subsidiaries of Resource America, entered into the SPA with Eos Partners, L.P., a private investment firm, and its affiliates (see Note 10).  In exchange for its prior interest in LCC, the Company received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LCC (see Note 10).  The Company’s resulting interest is accounted for under the equity method.  For the year ended December 31, 2012, the Company recorded a loss of $3.3 million which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income.  No such loss was incurred for the year ended December 31, 2011. The Company’s investment in LCC was valued at $33.1 million and $36.3 million as of December 31, 2012 and 2011, respectively.
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
Relationship with CVC Credit Partners. On April 17, 2012, ACM, a former subsidiary of Resource America, was sold to CVC, a joint venture entity in which Resource America owns a 33% interest.  CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to Resource Capital Asset Management ("RCAM"). Through RCAM, the Company is entitled to collect senior, subordinated and incentive fees related to five Collateralized Loan Obligation issuers (“CLO”) holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing the five CLOs.   CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the years ended December 31, 2012 and 2011, CVC Credit Partners incurred subordinated fees of $800,000 and $1.0 million, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At December 31, 2012, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company's commercial real estate loan portfolio of $20,000. At December 31, 2011, the Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which matures on May 9, 2018, carries an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan , collateralized by a multi-family building, to equity. The loan was kept outstanding and continues to be used as collateral in RREF CDO 2006-1. Resource Real Estate Management, LLC (“RREM”), an affiliate of Resource America, was appointed as the asset manager as of August 1, 2011. RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM is entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. The Company incurred fees payable to RREM in the amounts of $136,000 and $63,000 during the years ended December 31, 2012 and 2011, respectively. No such fees were incurred in 2010.

On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company's interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  The Company acquired the membership interests for $2.1 million. The agreement requires the Company to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed up to a specified amount.  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the years ended December 31, 2012, 2011 and 2010, the Company paid RREM management fees of $45,000, $34,000 and $28,000, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company recorded income of $683,000, $112,000 and $231,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $2.3 million and $3.6 million at December 31, 2012 and 2011, respectively is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet using the equity method.
On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, and RCP has options to extend the loan for two additional 12-month periods.  Principal payments of $107,000 and $262,000 were made during the years ended December 31, 2012 and 2011.  The loan balance was $1.6 million and $1.7 million at December 31, 2012 and 2011, respectively.
On June 21, 2011, the Company entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. On May 23, 2012, SLH Partners repaid the 7.0 million loan in its entirety.  The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   The Company received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  RREM, an affiliate of Resource America, was appointed as the asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  The Company holds a $1.2 million preferred equity investment in SLH Partners as of December 31, 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

On August 1, 2011, the Company, through RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  RREM was appointed as asset manager.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM is entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.  The Company incurred fees payable to RREM in the amounts of $167,000 and $63,000 during years ended December 31, 2012 and 2011, respectively.
On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  The Company purchased a 7.5% equity interest in the venture. RREM, was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1% of outstanding contributions. The Company incurred fees payable to RREM of $39,000 during the year ended December 31, 2012. For the year ended December 31, 2012, the Company recorded losses of $135,000, which were recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income. No such losses were incurred during the year ended December 31, 2011. The investment balance of $526,000 at December 31, 2012 is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet using the equity method. There was no such investment in 2011.
Relationship with The Bancorp.  The Bancorp, Inc. (Nasdaq: TBBK), or TBBK, is a bank holding company that was organized in 2000 with Resource America's participation. Mr. Daniel G. Cohen, or Mr. D. Cohen, is the chairman of the board and Mrs. Betsy Z. Cohen, or Mrs. B. Cohen, is the Chief Executive Officer of TBBK and its subsidiary bank. Mrs. B. Cohen is the wife of Mr. E. Cohen, and Mr. E. Cohen and Mrs. B. Cohen are the parents of Messrs. J. Cohen and D. Cohen. Walter Beach, a director of The Bancorp, Inc. since 1999, has also served as a director of the Company since March 2005. On March 14, 2011, the Company paid Bancorp a loan commitment fee in the amount of $31,500 in connection with Bancorp’s commitment to establish a credit facility for the benefit of the Company.  On July 7, 2011, the Company and RCC Real Estate entered into a $10.0 million revolving credit facility with Bancorp.  The facility provided bridge financing for up to five business days, which enabled the Company and RCC Real Estate to fund real estate loans to third parties prior to their sale to the Company’s CRE CDOs.  The facility was evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp and was secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1 and was owned by RCC Real Estate.  The note matured on June 30, 2012.  There were no outstanding borrowings as of December 31, 2012 or 2011.
Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the years ended December 31, 2012, 2011 and 2010, the Company paid Ledgewood $438,000, $238,000 and $311,000, respectively, in connection with legal services rendered to the Company.
NOTE 19 – DISTRIBUTIONS
For the years ended December 31, 2012, 2011 and 2010, the Company has declared and paid $0.80, $1.00, and $1.00 dividends per common share, respectively.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The Company’s 2013 dividends will be determined by the Company’s board of directors which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional common shares. Generally, dividends payable in stock are not treated as dividends for purposes of the deduction for dividends, or as taxable dividends to the recipient. However, the Internal Revenue Service, in Revenue Procedures 2009-15 and 2010-12, gave guidance with respect to certain stock distributions by publicly traded REITs. These Revenue Procedures applied to distributions made on or after January 1, 2008 and declared with respect to a taxable year ending on or before December 31, 2011. They provided that publicly-traded REITs could distribute stock to satisfy their REIT distribution requirements if stated conditions were met. These conditions include that at least 10% of the aggregate declared distributions be paid in cash and the shareholders be permitted to elect whether to receive cash or stock, subject to the limit set by the REIT on the cash to be distributed in the aggregate to all shareholders. The Company did not use these Revenue Procedures with respect to any distributions for its 2010 and 2011 taxable years.
During the year ended December 31, 2012, the Company declared and paid distributions totaling $75.1 million or $0.80 per share to its common share stockholders. This includes $21.0 million, in the aggregate, declared on December 19, 2012 and paid on January 28, 2013 to its common share stockholders of record as of December 31, 2012. During the year ended December 31, 2011, the Company declared and paid distributions totaling $75.3 million, or $1.00 per share to its common share stockholders. This includes $20.0 million, in the aggregate, declared on December 12, 2011 and paid on January 27, 2012 to its common share stockholders of record as of December 31, 2011. During the year ended December 31, 2010, the Company declared and paid distributions totaling $51.1 million, or $1.00 per share to its common share stockholders. This includes $14.6 million, in the aggregate, declared on December 16, 2010 and paid on January 26, 2011 to common share stockholders of record as of December 31, 2010. For tax purposes, 60% of the common share distributions declared in 2012 have been classified as ordinary income and 40% have been classified as non-dividend distribution. In 2011, 25% of the common share distributions declared have been classified as ordinary income and 75% have been classified as a non-dividend distribution. In 2010, 93% of the distributions declared were classified as ordinary income and 7% were classified as a non-dividend distribution.
During the year ended December 31, 2012, the Company declared and paid distributions totaling $812,000, or $1.33 per share to its Series A preferred share stockholders. This includes $359,000, in the aggregate, declared on December 21, 2012 and paid on January 30, 2013 to its preferred share stockholders of record as of January 2, 2013.
During the year ended December 31, 2012, the Company declared and paid distributions totaling $736,000 or $0.68 per share to its Series B preferred share stockholders. This includes $576,000, in the aggregate, declared on December 21, 2012 and paid on January 30, 2013 to its preferred share stockholders of record as of January 2, 2013.
For tax purposes, 100% of the preferred share distributions declared in 2012 have been classified as ordinary income.
NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
DECEMBER 31, 2012

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
The Company reports its investment securities, trading at fair value, which is based on a dealer quotes or bids which are validated using an income approach utilizing appropriate prepayment, default and recovery rates as well as an independent third-party valuation.  Any changes in fair value are recorded on the Company’s results of operations as net unrealized gain on investment securities, trading.
The CMBS underlying the Company’s Linked Transactions are valued using the same techniques to those used for the Company’s other CMBS. The value of the underlying CMBS is then netted against the carrying amount (which approximates fair value) of the repurchase agreement borrowing at the valuation date. The fair value of Linked Transactions also includes accrued interest receivable on the CMBS and accrued interest payable on the underlying repurchase agreement borrowings. The Company’s Linked Transactions are classified as Level 2 or Level 3 in the fair value hierarchy.
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
DECEMBER 31, 2012

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2012:
Assets:
Investment securities, trading	$—	$—	$24,843	$24,843
Investment securities available-for-sale	9,757	132,561	89,272	231,590
CMBS - linked transactions	—	4,802	2,033	6,835
Total assets at fair value	$9,757	$137,363	$116,148	$263,268

Liabilities:
Derivatives (net)	—	610	14,077	14,687
Total liabilities at fair value	$—	$610	$14,077	$14,687

December 31, 2011:
Assets:
Investment securities, trading	$—	$—	$38,673	$38,673
Investment securities available-for-sale	—	121,031	19,835	140,866
CMBS - linked transactions	—	2,275	—	2,275
Total assets at fair value	$—	$123,306	$58,508	$181,814

Liabilities:
Derivatives (net)	—	1,210	12,000	13,210
Total liabilities at fair value	$—	$1,210	$12,000	$13,210

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2011	$43,380
Total gains or losses (realized/unrealized):
Included in earnings	2,948
Purchases	38,887
Sales	(18,181)
Paydowns	(3,212)
Transfers out of Level 3	(4,437)
Unrealized losses – included in accumulated other comprehensive income	(877)
Beginning balance, January 1, 2012	58,508
Total gains or losses (realized/unrealized):
Included in earnings	14,105
Purchases	8,341
Sales	(37,632)
Paydowns	(2,012)
Unrealized gains (losses) – included in accumulated other comprehensive income	8,457
Transfers from level 2	66,381
Ending balance, December 31, 2012	$116,148
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2011	$10,929
Unrealized losses – included in accumulated other comprehensive income	1,071
Beginning balance, January 1, 2012	12,000
Unrealized losses – included in accumulated other comprehensive income	2,077
Ending balance, December 31, 2012	$14,077
The Company had $4.6 million and $26.8 million of losses included in earnings due to the other-than-temporary impairment charges of one and six assets during the years ended December 31, 2011 and 2010 respectively. These losses are included in the consolidated statements of operations as net impairment losses recognized in earnings. There were no losses included in earnings due to other-than-temporary impairment charges during the year December 31, 2012.
Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as nonrecurring Level 2.  For the Company’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the years ended December 31, 2012 , 2011 and 2010 was $7.8 million, $11.4 million and $31.6 million, respectively, and is included in the consolidated statements of operations as provision for loan and lease losses.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2012:
Assets:
Loans held for sale	$—	$14,894	$34,000	$48,894
Impaired loans	—	4,366	21,000	25,366
Total assets at fair value	$—	$19,260	$55,000	$74,260

December 31, 2011:
Assets:
Loans held for sale	$—	$3,154	$—	$3,154
Impaired loans	—	1,099	—	1,099
Total assets at fair value	$—	$4,253	$—	$4,253
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$21,000	Discounted cash flow	Cap rate	10.00%
Interest rate swap agreements	$(14,687)	Discounted cash flow	Weighted average credit spreads	4.98%
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on the consolidated balance sheet.  The fair value of the Company’s investment securities-trading is reported in Note 6.  The fair value of the Company’s investment securities available-for-sale is reported in Note 7.  The fair value of the Company’s derivative instruments and linked transactions is reported in Note 21.
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
DECEMBER 31, 2012

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Loans held-for-investment	$1,793,780	$1,848,617	$—	$1,186,642	$661,975
Loans receivable-related party	$8,324	$8,324	$—	$—	$8,324
CDO notes	$1,614,883	$1,405,124	$—	$1,405,124	$—
Junior subordinated notes	$50,814	$17,308	$—	$—	$17,308

December 31, 2011:
Loans held-for-investment	$1,772,063	$1,755,541	$—	$1,142,638	$612,903
Loans receivable-related party	$9,497	$9,497	$—	$—	$9,497
CDO notes	$1,689,413	$1,034,060	$—	$1,034,060	$—
Junior subordinated notes	$50,631	$17,125	$—	$—	$17,125

NOTE 21 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS
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
DECEMBER 31, 2012

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
At December 31, 2012, the Company had 16 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 4.94% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $135.2 million at December 31, 2012.  The counterparties for the Company’s designated interest rate hedge contracts at such date were Credit Suisse International and Wells Fargo Bank, National Association, with which the Company had master netting agreements.
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
The estimated fair value of the Company’s interest rate swaps was $(14.7) million and $(13.2) million as of December 31, 2012 and December 31, 2011, respectively.  The Company had aggregate unrealized losses of $15.6 million and $14.3 million on the interest rate swap agreements as of December 31, 2012 and December 31, 2011, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the original term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.
In the next twelve months, the Company expects to reclassify $288,000 from accumulated other comprehensive loss to earnings. The amount relates to the termination of 18 hedges during the years ended December 31, 2006, 2007 and 2008 and the requirement for the remaining gains and losses to be amortized over the life of the remaining debt. In addition, in the next twelve months, the Company expects to pay $6.4 million in net interest expense for its hedges.
    During the years ended December 31, 2012, 2011 and 2010, the Company recognized expense of $279,000, $227,000 and $224,000, respectively, into earnings related to the amortization of gains and losses on 18 terminated hedges.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and on the consolidated statement of operations for the years presented:

Fair Value of Derivative Instruments as of December 31, 2012
(in thousands)

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts 2012	$135,241	Derivatives, at fair value	$(14,687)
Interest rate swap contracts 2011	$167,905	Derivatives, at fair value	$(13,210)

Interest rate swap contracts 2012	$135,241	Accumulated other comprehensive loss	$14,687
Interest rate swap contracts 2011	$167,905	Accumulated other comprehensive loss	$13,210

The Effect of Derivative Instruments on the Statement of Income for the
Years Ended December 31,
(in thousands)

	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Interest rate swap contracts 2012	$135,241	Interest expense	$7,266
Interest rate swap contracts 2011	$167,905	Interest expense	$8,415
Interest rate swap contracts 2010	$166,836	Interest expense	$9,438

(1)Negative values indicate a decrease to the associated balance sheet or consolidated statement of income line items.

Linked Transactions
The Company's linked transactions are evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on the Company's consolidated balance sheets at fair value. The fair value of linked transactions reflect the value of the underlying CMBS, linked repurchase agreement borrowings and accrued interest payable on such instruments. The Company's linked transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from linked transactions is reported in other income on the Company's consolidated statement of operations.

The following tables present certain information about the CMBS and repurchase agreements underlying the Company's linked transactions at December 31, 2012 and 2011.

Fair Value of Derivative Instruments as of December 31,
(in thousands)

	Asset Derivatives
	Designation	Balance Sheet Location	Fair Value
Linked transactions at fair value, 2012	Non-Hedging	Linked transactions, net at fair value	$6,835
Linked transactions at fair value, 2011	Non-Hedging	Linked transactions, net at fair value	$2,275
.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The Effect of Derivative Instruments on the Statement of Income for the
Years Ended December 31,
(in thousands)

	Asset Derivatives
	Designation	Statement of Operations Location	Revenues (1)
Linked transactions at fair value, 2012	Non-Hedging	Unrealized gain/(loss) and net interest income on linked transactions, net	$728
Linked transactions at fair value, 2011	Non-Hedging	Unrealized gain/(loss) and net interest income on linked transactions, net	$216

(1)Negative values indicate a decrease to the associated balance sheet or consolidated statement of income line items.

The following table presents certain information about the components of the unrealized net gains and net interest income from linked transactions included in the Company's consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Components of Unrealized Net Gains and Net Interest	December 31,
Income from Linked Transactions	2012	2011	2010
Interest income attributable to CMBS underlying linked transactions	$802	$320	$—
Interest expense attributable to linked repurchase agreement borrowings underlying linked transactions	(242)	(104)	—
Change in fair value of linked transactions included in earnings	168	—	—
Unrealized net gains and net interest income from linked transactions	$728	$216	$—

The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012:
CMBS linked transactions	$27,082	$190	$(22)	$27,250

December 31, 2011:
CMBS linked transactions	$17,178	$63	$(63)	$17,178

The following table summarizes the estimated maturities of the Company’s CMBS linked transactions according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
December 31, 2012:
Less than one year	$9,827	$9,822	5.09%
Greater than one year and less than five years	5,444	5,446	6.11%
Greater than five years and less than ten years	11,979	11,814	2.69%
Total	$27,250	$27,082	4.23%

December 31, 2011:
Less than one year	$16,553	$16,552	5.13%
Greater than one year and less than five years	625	626	5.92%
Total	$17,178	$17,178	5.16%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following table shows the fair value, gross unrealized losses and the length of time the investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2012:
CMBS linked transactions	$20,894	$(22)	$—	$—	$20,894	$(22)

December 31, 2011:
CMBS linked transactions	$11,248	$(63)	$—	$—	$11,248	$(63)

The following table summarizes the Company's CMBS linked transactions (in thousands, except percentages):

	Fair Value at			MTM	Fair Value at
	December 31, 2011	Net Purchases	Upgrades/Downgrades	Change Same Ratings	December 31, 2012
Moody's Ratings Category:
Aaa	$17,178	$5,287	$—	$(7,880)	$14,585
A1 through A3	—	5,444	—	—	5,444
Non-Rated	—	7,221	—	—	7,221
Total	$17,178	$17,952	$—	$(7,880)	$27,250

S&P Ratings Category:
AAA	$17,178	$12,508	$—	$(7,880)	$21,806
CCC+ through CCC-	—	5,444	—	—	5,444
Total	$17,178	$17,952	$—	$(7,880)	$27,250

The following table summarizes the Company's CMBS linked repurchase agreements (in thousands, except percentages):

	As of		As of
	December 31, 2012		December 31, 2011
Maturity or Repricing	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$20,415	1.40%	$14,903	1.54%
>30 days to 90 days	—	—%	—	—%
Total	$20,415	1.40%	$14,903	1.54%

NOTE 22 - INCOME TAXES

The Company operates in such a manner as to quality as a REIT, under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"); therefore, applicable REIT taxable income is included in the taxable income of its shareholders, to the extent distributed by the Company. To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other qualification requirements as defined under the Code. As a REIT, the Company is not subject to federal corporate income tax to extent that it distributes 100% of its REIT taxable income each year.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Taxable income from non-REIT activities managed through the Company's taxable REIT subsidiaries is subject to federal, state and local income taxes. The Company's taxable REIT subsidiaries' income taxes are accounted for under the asset and liability method.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of assets and liabilities.

The following table details the components of income taxes (in thousands):

	Years Ended December 31,
	2012	2011	2010
Provision (benefit) for income taxes:
Current:
Federal	$11,497	$7,839	$324
State	776	4,596	—
Total current	12,273	12,435	324

Deferred:
Federal	1,769	(305)	4,134
State	560	(94)	1,263
Total deferred	2,329	(399)	5,397
Income tax provision (benefit)	$14,602	$12,036	$5,721

A reconciliation between the federal statutory income tax rate and effective income tax rate is as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory tax rate	35%	35%	35%
State and local taxes, net of federal benefit	1%	15%	10%
Valuation allowance for deferred tax assets	—%	—%	(8)%
Subpart F income	13%	11%	—%
Basis difference in LEAF Commercial Capital investment	—%	6%	—%
Other items	5%	—%	—%
	54%	67%	37%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets related to:
Lease accounting	$—	$—
Investment in securities	118	119
Intangible assets basis difference	2,557	490
Federal, state and local loss carryforwards	45	17
Capital loss carryforward	12	—
Partnership investment	34	—
Provision for loan and lease losses	—	—
Accrued expenses	—	—
Total deferred tax assets	2,766	626
Valuation allowance	—	—
Total deferred tax assets	$2,766	$626

Deferred tax liabilities related to:
Unrealized income/loss on investments	$(4,286)	$(1,188)
Equity investments	(838)	(394)
Basis difference in LEAF Commercial Capital investment	(185)	(3,390)
Subpart F income	(3,067)	(652)
Property and equipment basis differences	—	—
Total deferred tax liabilities	$(8,376)	$(5,624)

Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, Apidos CLO VIII, and Whitney CLO I, the Company's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I's, Apidos CDO III's, Apidos Cinco CDO's, Apidos CLO VIII's, and Whitney CLO I's current taxable income in its calculation of REIT taxable income.

On October 13, 2011, the Company acquired approximately 43% of the equity of Apidos CLO VIII, which is a foreign TRS, organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands.  This equity is directly owned by a domestic TRS of the Company; therefore, its earnings are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax.  Accordingly, a provision for income taxes has been recorded.

On October 27, 2011 the Company reorganized the ownership structure of Apidos CDO I and Apidos CDO III. As a result, the earnings from Apidos CDO I and Apidos CDO III are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax. On January 24, 2012, the Company reorganized the ownership structure of Apidos CDO I and Apidos CDO III.  As a result, for the period January 1, 2012 through January 23, 2012, the earnings from Apidos CDO I and Apidos CDO III are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax. For the period January 24, 2012 and ending December 31, 2012 the earnings from Apidos CDO I are included in the Company's calculation of REIT taxable income.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

On October 19, 2012, the Company acquired approximately 66% of the equity of Whitney CLO I, which is a foreign TRS, organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands.  This equity is directly owned by a domestic TRS of the Company; therefore, its earnings are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax.  Accordingly, a provision for income taxes has been recorded.
On November 12, 2012, the Company reorganized the ownership structure of Apidos Cinco CDO and Whitney CLO I.  As a result, for the period November 12, 2012 and ending December 31, 2012, the earnings from Apidos Cinco CDO and Whitney CLO I are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from November 12, 2012 through December 31, 2012 has been recorded.

On December 11, 2012, the Company reorganized the ownership structure of Apidos CDO III.  As a result, for the period from January 24, 2012 through December 10, 2012 the earnings from Apidos CDO III are included in the Company's calculation of REIT taxable income.  Also as a result of the reorganization on December 11, 2012, for the period December 11, 2012 and ending December 31, 2012, the earnings from Apidos CDO III are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax.

Effective January 1, 2007, the Company adopted the provisions of FASB's guidance for uncertain tax positions. This implementation did not have an impact on the Company's balance sheet or results of operations. The guidance prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company is required to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period as well as the cumulative amounts recorded in the consolidated balance sheets. The Company will continue to classify any tax penalties as other operating expenses and any interest as interest expense. The Company does not have any unrecognized tax benefits that would affect the Company's financial position.
As of December 31, 2012, income tax returns for the calendar years 2009 - 2012 remain subject to examination by Internal Revenue Service ("IRS") and/or any state or local taxing jurisdiction. The Company has not executed any agreements with the IRS or any state and/or local taxing jurisdiction to extend a statue of limitations in relation to any previous year.
NOTE 23 - QUARTERLY RESULTS
The following is a presentation of the quarterly results of operations:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2012:
Interest income	$29,849	$29,720	$29,912	$43,849
Interest expense	8,383	8,869	8,208	17,332
Net interest income	$21,466	$20,851	$21,704	$26,517

Net income allocable to common shares	$14,481	$16,425	$18,152	$14,141

Net income per share − basic	0.18	0.20	0.20	0.14

Net income per share − diluted	0.18	0.20	0.20	0.14

Year ended December 31, 2011:
Interest income	$25,229	$25,189	$26,037	$33,419
Interest expense	6,932	7,042	7,141	11,071
Net interest income	$18,297	$18,147	$18,896	$22,348

Net income	$13,142	$9,219	$14,942	$413

Net income per share − basic	$0.22	$0.13	$0.20	$0.01

Net income per share − diluted	$0.22	$0.13	$0.20	$0.01

NOTE 24 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following.
The Company received $17.9 million in proceeds from the issuance of 2,887,295 shares of common stock through the Company’s dividend reinvestment plan during January and February 2013.
The Company received $14.9 million in proceeds from the issuance of 612,360 shares of preferred stock through the Company’s at-the-market program during January and February 2013.
On February 15, 2013, Olympic CLO I Ltd., one of the RCAM managed CLOs, with the consent of the Majority Preferred Shareholders. elected to redeem the outstanding notes in whole.
On January 2, 2013, the Company sold two CRE whole loans which are classified as loans held for sale at December 31, 2012 for $34.0 million.

(Back to Index)

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management's Report on Internal Control Over Financial Reporting
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective.
Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2012. Their report, dated March 18, 2013, expressed an unqualified opinion on our internal control over financial reporting. This report is included in this Item 9A.
Changes in Internal Control of Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Capital Corp.
We have audited the internal control over financial reporting of Resource Capital Corp. (a Maryland Corporation) and its subsidiaries' (the "Company") as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 18, 2013

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
Names of Directors, Principal Occupation and Other Information
Walter T. Beach, age 46, has been a director since March 2005.  Mr. Beach has been Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997.  From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm where, beginning in 1994, he was responsible for the firm's investment decisions for its principal equity product. Before that he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm, and an analyst at Industry Analysis Group, an industry and economic consulting firm. Mr. Beach has served as a director of The Bancorp, Inc., a publicly-traded (NASDAQ: TBBK) bank holding company, and its subsidiary bank, The Bancorp Bank, since 1999. Mr. Beach has also served as a director of Institutional Financial Markets, Inc. and its predecessor, Cohen & Company, a publicly-traded (AMEX: IFMI) financial services company specializing in credit related fixed income investments, since December 2009.
Edward E. Cohen, age 74, has been a director since March 2005 and was our Chairman from March 2005 to November 2009. Mr. Cohen is Chairman of Resource America, the corporate parent of our manager, a position he has held since 1990. He was Resource America's Chief Executive Officer from 1988 to 2004 and its President from 2000 to 2003. He has been the Chief Executive Officer of Atlas Energy GP, LLC, the general partner of Atlas Energy, L.P. (formerly know as Atlas Pipeline Holdings, L.P.), a publicly-traded (NYSE:ATLS) energy limited partnership, from its formation in December 2005 until February 2009, Chief Executive Officer and President since February 2011 and Chairman from December 2005 through February 2011. He was also the Chairman and Chief Executive Officer of Atlas America, Inc., a publicly-traded energy company, from its formation in 2000 until its sale in February 2011, and was President from September 2000 to October 2009. He has also been the Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, the general partner of Atlas Pipeline Partners, L.P., a publicly-traded (NYSE: APL) midstream natural gas gathering and processing limited partnership, since its formation in 1999, and was Chief Executive Officer from 1999 to January 2009. He has also been Chairman of the Management Board and Chief Executive Officer from 1999 to January 2009. He has also been the Chairman of the Managing Board and Chief Executive Committee of Atlas Resource Partners GP, LLC, the general partner of Atlas Resource Partners, L.P., a publicly-traded (NYSE: ARP) oil and gas exploration and production limited partnership, since February 2012.
Jonathan Z. Cohen, age 42, has been our Chief Executive Officer, President and a director since March 2005. Mr. Cohen has been President since 2003, Chief Executive Officer since 2004 and a director since 2002 of Resource America. He was Chief Operating Officer of Resource America from 2002 to 2004, Executive Vice President from 2001 to 2003, and a Senior Vice President from 1999 to 2001. He has been the Executive Chairman of Atlas Energy GP, LLC since January 2012, was Chairman from February 2011 to January 2012 and Vice Chairman from its formation in December 2005 to February 2011. He was also the Vice Chairman of Atlas America, Inc. from its formation in 2000 to its sale in February 2011. He has also been the Vice Chairman of of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999. He has also been the Vice Chairman of the Managing Board of Atlas Resource Partners, GP, LLC since February 2012.
William B. Hart, age 69, has been a director since March 2005. Mr. Hart was Chairman of the Board of Trustees of the National Trust for Historic Preservation from 1999 to 2004. He was also a director of Anthem, Inc. (now Wellpoint, Inc.), a publicly-traded (NYSE: WLP) health insurance company, from 2000 to 2004. Mr. Hart was Director of SIS Bancorp from 1995 to 2000. From 1988 to 1999, Mr. Hart served in various positions with Blue Cross/Blue Shield of New Hampshire, ending as Chairman of the Audit Committee and Chairman of the Board of Directors from 1996 to 1999. He also served as President of the Foundation for the National Capital Region, Washington, DC, from 1993 to 1996 and President of The Dunfey Group, a private investment firm, from 1986 to 1998. From 1986 to 1994 he was a director of First NH Banks where he was Chairman of the Audit Committee from 1992 to 1994.

(Back to Index)

(Back to Index)

Gary Ickowicz, age 57, has been a director since February 2007. Mr. Ickowicz has been the Managing Partner of IR Capital LLC, a real estate company that owns and operates real estate assets in the New York Metropolitan area since 2008. He was a Managing Principal of Lazard Freres Real Estate Investors, a manager of funds invested in debt and equity securities of North American real estate assets and enterprises from 2001 to 2011. He was a director of Lazard Freres's real estate investment banking unit from 1989 through 2001. Since 2000 he has been a director of Grant Street Settlement, and since 2002 he has been a director of NCC/Neumann, both not-for-profit developers of senior housing. From 2001 to 2011, he was a director of Commonwealth Atlantic Properties, Inc., a privately-held REIT. From 2001 to 2006 he was a director of Kimsouth, Inc., a joint venture with Kimco Realty Corporation, a publicly-traded (NYSE: KIM) REIT.
Steven J. Kessler, age 70, has been our Chairman since November 2009 and was our Senior Vice President - Finance from September 2005 to November 2009 and, before that, served as our Chief Financial Officer, Chief Accounting Officer and Treasurer from March 2005 to September 2005. Mr. Kessler has been Executive Vice President of Resource America since 2005 and was Chief Financial Officer from 1997 to December 2009 and Senior Vice President from 1997 to 2005. He was a Trustee of GMH Communities Trust, a then publicly-traded specialty housing REIT, from 2004 to 2008 when GCT was sold. He was Vice President - Finance and Acquisitions at Kravco Company, a then national shopping center developer and operator, from 1994 to 1997. From 1983 to 1993 he was employed by Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer. Before that, he was a partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants.
Murray S. Levin, age 70, has been a director since March 2005. Mr. Levin is a senior litigation partner at Pepper Hamilton LLP, a law firm with which he has been associated since 1970. Mr. Levin served as the first American president of the Association Internationale des Jeunes Avocats (Young Lawyers International Association), headquartered in Western Europe. He is a past president of the American Chapter and a member of the board of governors of the Union Internationale des Avocats (International Association of Lawyers), a Paris-based organization that is the world's oldest international lawyers association.
P. Sherrill Neff, age 61, has been a director since March 2005.  Mr. Neff is a founding partner of Quaker Partners, a health care venture and growth equity fund, and has been a Partner since 2002.  From 1994 to 2002 he was President and Chief Financial Officer, and from 1994 to 2003, a director of Neose Technologies, Inc., a then publicly-traded life sciences company.  Mr. Neff was also a director of The Bancorp, Inc., a publicly traded (NASDAQ: TBBK) bank holding company, from its formation in 1999 until 2002, and a director of Resource America from 1998 to 2005.  Mr. Neff is on the boards of directors of five Quaker Partners' portfolio companies, including Cempra, Inc., a publicly-traded (NASDAQ:CEMP) pharmaceutical company, since 2011, and four others private portfolio companies.  Mr. Neff was also a director of Amicus Therapeutics, a publicly-traded (NASDAQ: FOLD) biopharmaceutical company, from 2005 to 2011. He is a member of the board of directors of the National Venture Capital Association.
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
Mr. E. Cohen has lengthy experience in real estate and real estate finance (a principal business of Resource America), corporate finance (through the formation and funding of public companies such as Atlas Energy, Atlas America, Atlas Pipeline, and Resource America) and operations of both public and private companies, and is affiliated with the Manager.
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

(Back to Index)

(Back to Index)

Mr. Neff has significant experience in investments, operations and finance as a principal or officer of a venture fund and a public company and, prior thereto, as an investment banker.
Non-Director Executive Officers
Jeffrey D. Blomstrom, age 44, has been our Senior Vice President since March 2005. Mr. Blomstrom has been President and Managing Director of Resource Financial Fund Management, Inc., an asset management subsidiary of Resource America, since 2003. Mr. Blomstrom serves as the head of collateral origination and as a member of the credit committee for Trapeza Capital, Resource America's trust preferred securities collateral manager. From 2001 to 2003 Mr. Blomstrom was a Managing Director at Cohen and Company, an investment banking firm. From 2000 to 2001 he was Senior Vice President of iATMglobal.net, Inc., an ATM software development company. Mr. Blomstrom was, from 1999 to 2000, an associate at Covington & Burling, a law firm, where he focused on mergers and acquisitions and corporate governance.
David E. Bloom, age 48, has been our Senior Vice President-Real Estate Investments since March 2005. Mr. Bloom has been Senior Vice President of Resource America since 2001. He has also been President of Resource Real Estate, Inc., a wholly-owned real estate subsidiary of Resource America, since 2004 and was President of Resource Capital Partners, a wholly-owned real estate subsidiary of Resource America, from 2002 to 2006. From 2001 to 2002 he was President of Resource Properties, a former real estate subsidiary of Resource America. Before that he was Senior Vice President at Colony Capital, LLC, an international real estate opportunity fund, from 1999 to 2001. From 1998 to 1999 he was Director at Sonnenblick-Goldman Company, a real estate investment bank. From 1995 to 1998 he was an attorney at the law firm of Willkie Farr & Gallagher, LLP.
Jeffrey F. Brotman, 49, has been our Executive Vice President since June 2009 and Executive Vice President of Resource America since June 2007.  He was co-founder of Ledgewood, P.C. (a Philadelphia-based law firm) and affiliated with the firm from 1992 until June 2007, serving as managing partner from 1995 until March 2006.  Mr. Brotman is also a non-active certified public accountant and an Adjunct Professor at the University of Pennsylvania Law School.  Mr. Brotman was Chairman of the Board of Directors of TRM Corporation, a then publicly-traded consumer services company, from September 2006 until September 2008 and was its President and Chief Executive Officer from March 2006 through June 2007.
David J. Bryant, age 55, has been our Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer since June 2006. From 2005 to 2006 Mr. Bryant served as Senior Vice-President, Real Estate Services, at Pennsylvania Real Estate Investment Trust, a publicly-traded (NYSE: PEI) REIT principally engaged in owning, managing, developing and leasing malls and strip centers in the eastern United States. From 2000 to 2005, Mr. Bryant served as PEI's Senior Vice President - Finance and Treasurer, and was its principal accounting officer. From 1994 to 2000, Mr. Bryant was Vice President -Finance and Controller at PEI and its predecessor, The Rubin Organization. Mr. Bryant is also a certified treasury professional and a non-active certified public accountant.
Other Significant Employees
The following sets forth certain information regarding other significant employees of the Manager and Resource America who provide services to us:
Thomas C. Elliott, age 39, has been our Senior Vice President-Finance and Operations since September 2006 and, prior to that, was our Chief Financial Officer, Chief Accounting Officer and Treasurer from September 2005 to June 2006. He was our Senior Vice President - Assets and Liabilities Management from June 2005 until September 2005 and, before that, served as our Vice President - Finance from March 2005. Mr. Elliott has been Chief Financial Officer of Resource America since December 2009 and Senior Vice President since 2005. He was Senior Vice President - Finance and Operations of Resource America from 2006 to December 2009; Senior Vice President - Finance from 2005 to 2006 and Vice President - Finance from 2001 to 2005. From 1997 to 2001 Mr. Elliott was a Vice President at Fidelity Leasing, where he managed all capital market functions, including the negotiation of all securitizations and credit and banking facilities in the U.S. and Canada. Mr. Elliott also oversaw the financial controls and budgeting departments.
Alan F. Feldman, age 49, has been our Senior Vice President-Real Estate Investments since March 2005. Mr. Feldman has been Chief Executive Officer of Resource Real Estate since 2004 and Senior Vice President of Resource America since 2002. Mr. Feldman was President of Resource Properties from 2002 to 2005. From 1998 to 2002, Mr. Feldman was Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization. From 1992 through 1998, Mr. Feldman was Executive Vice President of PREIT-RUBIN, Inc. the management subsidiary of Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization. Before that, from 1990 to 1992, he was a Director at Strouse, Greenberg & Co., a regional full service real estate company.

(Back to Index)

(Back to Index)

Kyle Geoghegan, age 44, has been our Senior Vice President - Loan Originations since 2007. Mr. Geoghegan has been a Managing Director of Resource Real Estate Funding, Inc., a real estate subsidiary of Resource America, since July 2006. Mr. Geoghegan co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles. Mr. Geoghegan worked at Bear Stearns from January 1998 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles. Prior to joining Bear Stearns, Mr. Geoghegan spent four years as a real estate loan officer at PNC Bank in Philadelphia, PA, primarily originating construction and bridge loans.
David Jansky, age 42, has been President of Resource Capital Markets, Inc., a subsidiary of Resource America, since April 2008.  Mr. Jansky was head of Global ABS CDOs in the Structured Credit Products group at J.P. Morgan from 2005 to 2008. Prior thereto, he was an Executive Director at Credit Suisse First Boston from 2002 to 2005.  Mr. Jansky was also responsible for structuring CDOs as a Vice President at Deutsche Bank from 1997 to 2000 and as an Associate at Merrill Lynch from 1996 to 1997.
Darryl Myrose, age 39, has been our Senior Vice President - Loan Originations since 2007. Mr. Myrose has been a Managing Director of Resource Real Estate Funding since July 2006. Mr. Myrose co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles. Mr. Myrose worked at Bear Stearns from April 1996 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles. Prior to joining Bear Stearns, Mr. Myrose was employed with Clarion Advisors (formerly Jones Lang Wootton Realty Advisors) where he was an asset management analyst.
Joan M. Sapinsley, age 60, has been our Senior Vice President - CMBS since 2007. Ms. Sapinsley joined Resource Financial Fund Management, Inc. in February 2007 as Managing Director and manages our CMBS portfolio. Prior to joining Resource Financial Fund Management, Ms. Sapinsley was a Managing Director at Teachers Insurance and Annuity Association (TIAA), where she worked from 1992 through 2006 purchasing CMBS. She was responsible for all single borrower and single asset CMBS, as well as subordinate CMBS and B-notes. She also directed TIAA's conduit origination and securitization activities. Before TIAA, Ms. Sapinsley was a Director in the Financial Services Group of Cushman & Wakefield, a global commercial real estate company, and a real estate consultant at Laventhol & Horwath, an accounting firm.
Michael S. Yecies, age 45, has been our Chief Legal Officer and Secretary since March 2005 and our Senior Vice President since July 2007. Mr. Yecies has been Senior Vice President of Resource America since 2005, Chief Legal Officer and Secretary since 1998 and was Vice President from 1998 to 2005. From 1994 to 1998 he was an attorney at the international law firm of Duane Morris LLP.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports.
Based solely on our review of the reports received by us, we believe that, during fiscal 2012, our officers, directors and greater than ten percent shareholders complied with all applicable filings requirements.
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
Compensation Discussion and Analysis
We are required to provide information regarding the compensation program in place for our Chief Executive Officer, Chief Financial Officer and the three other most highly-compensated executive officers. In the following discussion, we refer to our Chief Executive Officer, Chief Financial Officer and the other most highly-compensated executive officers whose compensation for fiscal 2012 exceeded $100,000 as our “Named Executive Officers” or “NEOs.”
Objectives of Our Compensation Program
We have no employees. We are managed by our Manager pursuant to a management agreement between our Manager, Resource America, and us. All of our NEOs are employees of our Manager or one of its affiliates. We have not paid, and do not intend to pay, any cash compensation to our NEOs, although we reimburse the Manager for the wages, salary and benefits established and paid by the Manager to our Chairman and Chief Financial Officer. However, our Compensation Committee may, from time to time, grant equity awards in the form of restricted stock, stock options or performance awards to our NEOs and certain other employees of our manager pursuant to our Amended and Restated 2007 Omnibus Equity Compensation Plan. These awards are designed to align the interests of our NEOs and certain other employees of our Manager with those of our stockholders, by allowing them to share in the creation of value for our stockholders through stock appreciation and dividends. These equity awards are generally subject to time-based vesting requirements designed to promote the retention of management and to achieve strong performance for our company. These awards further provide us flexibility in our ability to enable our Manager to attract, motivate and retain talented individuals at our Manager.
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
When Resource America makes its determination of the amount of compensation it will award to one of our NEOs, including in particular the amount of Resource America securities that Resource America will grant as equity incentive compensation, Resource America also considers, but does not determine, the amount of our securities we propose to grant as equity incentive compensation to that NEO. Similarly, in determining the amount of equity incentive compensation we grant to one of our NEOs, our Compensation Committee considers, but does not determine, the compensation that Resource America proposes to grant to that NEO, including Resource America's grant of Resource America securities as equity incentive compensation. Our respective Compensation Committees base their analyses and determinations upon recommendations submitted by Jonathan Z. Cohen, who is chief executive officer of both companies, for all of our NEOs other than himself. Resource America's Compensation Committee determines the amount of compensation Resource America will award Mr. J. Cohen, while our Compensation Committee determines the amount of any Resource Capital equity incentive compensation we award to Mr. J. Cohen. These analyses and determinations are not based upon any particular compensation matrix or formula, but instead are based upon qualitative evaluations by Mr. J. Cohen and the Compensation Committee. Our Compensation Committee does not make recommendations to Resource America as to the amount of compensation Resource America grants to our NEOs, nor does Resource America's Compensation Committee make recommendations to us regarding the amount of equity incentive compensation awarded by us to our NEOs.
Our Compensation Committee operates under a written charter adopted by our Board of Directors, a copy of which is available on our website at www.resourcecapitalcorp.com. Our Compensation Committee determines compensation amounts after the end of Resource America's fiscal year and makes equity awards near or after our fiscal year end. Awards made after our fiscal year end are reflected in our Summary Compensation Table but not our Grants of Plan-Based Awards table until our following fiscal year. Our Compensation Committee has the discretion to issue equity awards at other times during our fiscal year.

(Back to Index)

(Back to Index)

Elements of Our Compensation Program
As described above, our NEOs do not receive cash compensation from us, although beginning in October 2009, we agreed to reimburse Resource America for the wages, salary and benefits of our Chief Financial Officer. In addition, we began reimbursing Resource America for the wages, salary and benefits of our Chairman in February 2010. However, our Compensation Committee may, from time to time, grant equity awards in the form of restricted stock, stock options or performance awards to our NEOs pursuant to our Amended and Restated 2007 Omnibus Equity Compensation Plan as follows:
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
Supplemental Incentive Arrangement with David Bloom. In December 2007, Resource America entered into an agreement with David Bloom, our Senior Vice President - Real Estate Investments, which provides for awards to him of our restricted stock and Resource America restricted stock. With respect to our restricted stock, Mr. Bloom was awarded 120,000 shares, 60,000 of which were subject to vesting over time and 60,000 of which were to vest based on the achievement of predetermined, objective performance goals over a multi-year performance period. We paid dividends on unvested awards. With respect to the shares that vested over time, 15% vested on June 30, 2008, 15% vested on June 30, 2009 and 70% vested on March 9, 2011. Performance-based shares were to be earned on achievement of performance goals over the performance period beginning July 1, 2007 and ending June 30, 2010, with one-third of the shares potentially being earned at the end of each 12-month measurement period. At the end of the measurement period, one-third of such shares had been earned and two-thirds of such shares had been forfeited.
How We Determined 2012 Compensation
As discussed above, our Compensation Committee believes that it is important for our NEOs, who are employees of our Manager, to remain significantly aligned to our shareholders. Accordingly, we have traditionally made grants of restricted stock to such NEOs.
For 2012, such stock awards were more substantial than in the past and will vest 33.33% per year over three years and included dividend equivalent rights. Our Compensation Committee analyzed the management agreement and reviewed how our operating costs compared to other REITs' operating costs. Our Compensation Committee noted our growth and success. In particular, the Compensation Committee desired to strengthen the alignment between employees of the Manager and our stockholders, provide meaningful incentive for the retention of key employees, reward the performance of such employees that has resulted in a consistent meaningful cash dividend to stockholders and improved Company performance and ensure that total compensation paid to the Manager and its employees is consistent with similar companies. For 2012, our Compensation Committee approved the awards discussed below, based upon our performance. Among the factors considered by our Compensation Committee were our continued growth, distributions to our shareholders and our ability to raise and deploy capital. Our Compensation Committee considered these stock awards in addition to considering the total compensation that Resource America proposed for our NEOs.
Upon our CEO's recommendation, other than for himself, our Compensation Committee approved the following awards for fiscal 2012:

•	Mr. J. Cohen was awarded 466,893 shares of restricted stock for fiscal 2012, as compared to 62,056 shares of restricted stock for fiscal 2011.

•	Mr. Blomstrom was awarded 135,823 shares of restricted stock for fiscal 2012, as compared to 17,452 shares of restricted stock for fiscal 2011.

•
Mr. Bloom was awarded 135,823 shares of restricted stock for fiscal 2012, as compared to 21,815 shares of restricted stock for fiscal 2011. See “- Elements of Our Compensation Program-Supplemental Incentive Arrangements with David Bloom.”

•	Mr. Brotman was awarded 135,823 shares of restricted stock for fiscal 2012, as compared to 35,460 shares of restricted stock for fiscal 2011.

•
Mr. Bryant was awarded 67,911 shares of restricted stock for fiscal 2012, as compared to 0 shares of restricted stock for fiscal 2011. Mr. Bryant was also awarded 7,256 shares of restricted Resource America stock for fiscal 2012, as compared to 0 shares of restricted Resource America stock for fiscal 2011.

(Back to Index)

(Back to Index)

Compensation Committee Report
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this filing.
This report has been provided by the Compensation Committee of the Board of Directors of Resource Capital Corp.

Walter T. Beach, Chairman
Murray S. Levin
P. Sherrill Neff

The following table sets forth certain information concerning the compensation earned for fiscal 2012, 2011 and 2010 for our NEOs:
SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(2)	All Other Compensation ($) (3)	Total ($)
Jonathan Z. Cohen	2012	—		—		2,750,000	—	2,750,000
Chief Executive Officer,	2011	—		—		349,996	—	349,996
President and Director	2010	—		—		999,999	—	999,999
								—
David J. Bryant	2012	275,000	(1)	200,000	(1)	399,996	49,994	924,990
Senior Vice President,	2011	275,000	(1)	200,000	(1)	—	—	475,000
Chief Financial Officer, Chief Accounting Officer and Treasurer	2010	240,000	(1)	200,000	(1)	199,996	24,993	664,990

Jeffrey D. Blomstrom	2012	—		—		799,997	—	799,997
Senior Vice President	2011	—		—		100,000	—	100,000
	2010	—		—		599,996	—	599,996

David E. Bloom	2012	—		—		799,997	—	799,997
Senior Vice President−	2011	—		—		125,000	—	125,000
Real Estate Investments	2010	—		—		199,996	10,000	209,996

Jeffrey F. Brotman	2012	—		—		799,997	—	799,997
Executive Vice President	2011	—		—		199,994	—	199,994
	2010	—		—		599,996	—	599,996

(1)
Mr. Bryant's salary and bonus were paid by Resource America. We began to reimburse Resource America for Mr. Bryant's salary and bonus in October 2009. Amounts represent salary and bonus earned for the years indicated, but may not have been paid in full in the respective years.

(2)	Grant date fair value, valued in accordance with FASB Accounting Standards Codification Topic 718 as the closing price of our common stock on the grant date.

(3)
2010 and 2012 amounts for Mr. Bryant represent awards of Resource America restricted stock earned during 2010 and 2012, respectively, valued at the closing price of Resource America common stock on the date of each grant. Amount for Mr. Bloom represents dividend equivalent rights on restricted common stock granted, but not yet earned. See “- Elements of Our Compensation Program-Supplemental Incentive Arrangements with David Bloom.”

(Back to Index)

(Back to Index)

GRANTS OF PLAN-BASED AWARDS TABLE

During 2012, we made restricted stock awards to our NEOs. There were no stock options granted to such officers during 2012. The following table sets forth information with respect to each of these awards on a grant-by-grant basis. Dividends are payable on these awards of our stock, which vest 33% per year over a three year period after the date of grant. Dividends are payable on the Resource America restricted stock, which vests 25% per year over a four year period after issuance.

Name	Grant date	All other stock awards: number of shares of stock (#)	Grant date fair value of stock awards ($) (2)
Jonathan Cohen (1)
Our restricted stock	1/6/2012	62,056	349,996
Our restricted stock	12/20/2012	237,893	1,401,190

David J. Bryant
Our restricted stock	12/20/2012	67,911	399,996
Resource America restricted stock	12/17/2012	7,256	49,994

Jeffrey D. Blomstrom
Our restricted stock	2/10/2012	17,452	100,000
Our restricted stock	12/20/2012	135,823	799,997

David E. Bloom
Our restricted stock	2/10/2012	21,815	125,000
Our restricted stock	12/20/2012	135,823	799,997

Jeffrey F. Brotman
Our restricted stock	1/6/2012	35,460	199,994
Our restricted stock	12/20/2012	135,823	799,997

(1)	Does not include 229,000 shares of restricted stock granted in 2013 as compensation earned for fiscal 2012.

(2)
Based on the closing price of our stock on the respective grant dates with the exception of Mr. Bryant's Resource America stock grant, which was valued based on the closing price of Resource America's stock on the respective grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following equity awards granted to our NEOs were outstanding as of the end of fiscal 2012:

•	Restricted stock awards;

•	Stock options; and

•	Resource America restricted stock awards.

(Back to Index)

(Back to Index)

The following table sets forth information with respect to each of these awards on an award-by-award basis.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (4)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)

Jonathan Z. Cohen	100,000	—	15.00	3/7/2015	457,722		2,563,243

David J. Bryant	10,000	—	15.00	3/7/2015	101,996		571,178
	5,000	—	8.14	5/21/2018	12,987	(2)	86,623	(3)

Jeffrey D. Blomstrom	10,000	—	15.00	3/7/2015	241,080		1,350,048

David E. Bloom	100,000	—	15.00	3/7/2015	191,723		1,073,649

Jeffrey F. Brotman	—	—	N/A	N/A	260,808		1,460,525

(1)	Based on the closing price of our common stock on December 31, 2012 of $5.60.

(2)	Represents shares of Resource America common stock.

(3)	Based upon the closing price of Resource America's common stock on December 31, 2012 of $6.67.

(4)
Includes shares of our restricted stock that vest in 2013, 2014 and 2015, respectively as follows: Mr. J. Cohen - 119,251 shares, 238,486 shares and 99,985 shares; Mr. Bryant - 29,060 shares, 50,299 shares and 22,637 shares; Mr. Blomstrom - 55,909 shares, 134,078 shares and 51,093 shares; Mr. Bloom - 58,968 shares, 80,207 shares and 52,548 shares; and Mr. Brotman - 63,517 shares, 140,196 shares and 57,095 shares.

2012 OPTION EXERCISES AND STOCK VESTED
The following table sets forth information regarding restricted stock awards that vested during 2012 for our NEOs. There were no stock options exercised by such officers during 2012.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Jonathan Z. Cohen	19,267	107,895

David J. Bryant (our stock)	6,422	35,963
(Resource America stock)	2,408	13,906

Jeffrey D. Blomstrom	4,816	26,970

David E. Bloom	6,422	35,963

Jeffrey F. Brotman	6,422	35,963

(1)	Represents the per share market value of the respective common stock on the vesting dates multiplied by the number of shares vesting.

(Back to Index)

(Back to Index)

Director Compensation
We provide cash compensation only to independent directors for their services as directors. We also reimburse Resource America for all of the wages, salary and benefits established and paid by Resource America to our Chairman of the Board.  In fiscal 2012, we reimbursed Resource America $456,162 for Mr. Kessler's compensation and related business expenses, since Resource America employs Mr. Kessler; Mr. Kessler, however, is dedicated exclusively to his service as our Chairman. In addition, in January 2012, we awarded Mr. Kessler 8,865 shares of restricted stock with a grant date fair value of approximately $50,000, and in December 2012, we awarded Mr. Kessler 16,977 shares of restricted stock with a grant date fair value of approximately $100,000. Mr. Kessler had 6,422 shares vest in 2012 and realized $35,963 upon vesting. In addition, in December 2012, we awarded Mr. E. Cohen, the Chairman of the Board of Resource America, 50,933 shares of restricted stock with a grant date fair value of approximately $300,000.
Our 2012 compensation package for independent directors was comprised of cash (annual retainer) and restricted stock awards.  The annual pay package is designed to attract and retain highly-qualified, independent professionals to represent our stockholders.  Our compensation package is also designed to create alignment between our directors and our stockholders through the use of equity-based grants. For 2012, the Board approved compensation for each independent director consisting of an annual cash retainer of $52,500 and an annual stock award valued at $22,500 on the date of grant, which is the anniversary of the date each of them became a director.  In addition, the members of the investment committee, Messrs. Beach and Ickowicz, received an additional $50,000.
The following table sets forth director compensation for each of our independent directors and the Chairman of the Board of Resource America and the Chairman of our Board of Directors for 2012:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Walter T. Beach	102,500	22,495 (2)	124,995
William B. Hart	52,500	22,495 (2)	74,995
Murray S. Levin	52,500	22,495 (2)	74,995
P. Sherrill Neff	52,500	22,495 (2)	74,995
Gary Ickowicz	102,500	22,500 (3)	125,000
Edward E. Cohen	—	299,995 (4)	299,995
Steven J. Kessler	456.162	149,994 (5)	604,161

(1)	Table excludes Mr. J. Cohen, an NEO, whose compensation is set forth in the Summary Compensation Table.

(2)	On March 8, 2012, Messrs. Beach, Hart, Levin and Neff, were each granted 3,919 shares based upon a price of $5.74, the closing price on that day.

(3)	On February 1, 2012, Mr. Ickowicz was granted 3,833 shares based upon a price of $5.87, the closing price on that day.

(4)	On December 20, 2012, Mr. E. Cohen was granted 50,993 shares based upon a price of $5.89, the closing price on that day.

(5)
On January 6, 2012, Mr. Kessler was granted 8,865 shares based upon a price of $5.64, the closing price on that day. On December 20, 2012, Mr. Kessler was granted an additional 16,977 shares based upon a price of $5.89, the closing price on that day.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the board during 2012 consisted of Messrs. Beach, Levin and Neff. None of such persons was an officer or employee during 2012, or former officer or employee, of our company or any of its subsidiaries. None of our executive officers was a director or executive officer of any entity of which any member of the Compensation Committee was a director or executive officer during 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The following table sets forth the number and percentage of shares of common stock owned, as of March 8, 2013, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of our present directors, (c) each of our executive officers and (d) all of our named executive officers and directors as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of common stock issuable pursuant

(Back to Index)

(Back to Index)

to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person.

Executive officers and directors (2)	Shares beneficially owned	Percentage (1)
Walter T. Beach (4) (5)	389,324	*
Edward E. Cohen (3)	625,053	*
Jonathan Z. Cohen (3)	1,462,112	1.35%
William B. Hart (5)	41,728	*
Gary Ickowicz (5)	24,411	*
Steven J. Kessler (3)	150,842	*
Murray S. Levin (5)	35,728	*
P. Sherrill Neff (5)	10,332	*

Jeffrey D. Blomstrom (3)	272,538	*
David E. Bloom (3)	393,519	*
Jeffrey F. Brotman (3)	273,652	*
David J. Bryant (3)	173,371	*
All executive officers and directors as a group (12 persons)	3,552,610	3.56%

Other owners of more than 5% of outstanding shares
Blackrock, Inc. (6)	5,792,906	5.36%

*    Less than 1%.

(1)	Includes 255,000 shares of common stock issuable upon exercise of stock options.

(2)	The address for all of our executive officers and directors is c/o Resource Capital Corp., 712 Fifth Avenue, 12th Floor, New York, New York 10019.

(3)
Includes unvested restricted stock as follows: (i) Mr. Blomstrom - 147,458 shares; Mr. Bloom - 150,367 shares; Mr. Brotman - 159,463 shares; Mr. Bryant - 67,911 shares; Mr. E. Cohen - 50,933 shares; Mr. J. Cohen - 508,264 shares; and Mr. Kessler - 22,887 shares; all of these shares vest 33.3% per year; (ii) Mr. Brotman - 83,102 shares; Mr. J. Cohen - 138,504 shares; and Mr. Kessler - 13,850 shares; all of these shares vest in full on January 26, 2014; (iii) Mr. Blomstrom - 82,987 shares; Mr. Bloom - 27,662 shares; and Mr. Bryant - 27,662 shares; all of these shares vest in full on February 8, 2014. Each such person has the right to receive distributions on and vote, but not to transfer, all such shares.

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

(5)
Includes (i) 3,393 shares of restricted stock issued to each of Messrs Beach, Hart, Levin and Neff on March 8, 2013 which vest on March 8, 2014; and (ii) 3,582 shares of restricted stock issued to Mr. Ickowicz on February 1, 2013, which vest on February 1, 2014. Each non-employee director has the right to receive distributions on and vote, but not to transfer, such shares.

(6)	This information is based on Form 13G filed with the SEC on January 30, 2013. Blackrock, Inc.'s address is 40 East 52nd Street, New York, NY 10022.
Equity Compensation Plan Information
The following table summarizes certain information about our 2005 Stock Incentive Plan and Amended and Restated 2007 Omnibus Equity Compensation Plan as of December 31, 2012.

(Back to Index)

(Back to Index)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
Options	641,666	$14.45
Restricted stock	3,308,343	N/A
Total	3,950,009		1,544,016 (1)

(1)
We agreed to award certain personnel up to 224,000 shares of restricted stock upon the achievement of certain performance thresholds. The shares, which have been reserved for future issuance under the plans, have not been deducted from the number of securities remaining available for future issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Relationships and Related Transactions
Relationship with Resource America and Certain of its Subsidiaries. Resource America, entities affiliated with it and our executive officers and directors collectively beneficially own 6,334,013 shares of common stock, representing approximately 5.86% of our common stock on a fully-diluted basis.  Our executive officers are also officers of our Manager and/or of Resource America or its subsidiaries.
We have entered into a management agreement under which the Manager receives substantial fees. We describe these fees in Item 1 − “Business − Management Agreement.” For the year ended December 31, 2012, Resource Capital Manager, or the Manager, earned base management fees of approximately $8.3 million and incentive management fees of $9.6 million (including $1.4 million paid in the form of 257,173 shares of common stock). We reimburse the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform. The Management Agreement, as amended, also provides that the Manager must furnish us with a director of investor relations who will be 50% dedicated to our operations. We bear the expense of the wages, salaries and benefits of the Chairman, Chief Financial Officer and several accounting professionals and 50% of the salary and benefits of the director of investor relations. For the year ended December 31, 2012, we reimbursed the Manager $3.6 million.
On November 24, 2010, we entered into an Investment Management Agreement with Resource Capital Markets, Inc., or RCM, a wholly-owned subsidiary of Resource America. The initial agreement provides that: (a) RCM may invest up to $5.0 million of our funds, with the investable amount being adjusted by portfolio gains/(losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, we entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of our funds. The management fee is 20% of the amount by which the net profits exceed the preferred return. During the year ended December 31, 2012, RCM earned $3.7 million in management fees. We have reinvested gains from its activity and hold $24.8 million in fair market value of trading securities as of December 31, 2012. In addition, we and RCM have established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account. During the year ended December 31, 2012, RCM earned $552,000 as its share of the net profits as defined in the Investment Management Agreement.
At December 31, 2012, we were indebted to the Manager for $3.8 million, comprised of base management fees of $833,000, incentive management fees of $2.6 million and expense reimbursements of $307,000. At December 31, 2012, we were indebted to RCM, under our Investment Management Agreement for $4.3 million, comprised of incentive management fees of $3.7 million and expense reimbursements of $605,000.
As of December 31, 2012, we had executed seven CDO transactions, which were structured for us by the Manager. Under the Management Agreement, the Manager was not separately compensated by us for executing these transactions and is not separately compensated for managing the CDO entities and their assets.

(Back to Index)

(Back to Index)

Relationship with LEAF Financial. On March 5, 2010, we entered into agreements with Lease Equity Appreciation Fund II, L.P., or LEAF II, pursuant to which we provided an $8.0 million credit facility to LEAF II, of which all $8.0 million has been funded. The credit facility had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II Receivables Funding, LLC, including its entire ownership interest in LEAF II. We received a 1% origination fee in connection with establishing the facility. The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance. On June 3, 2011, we entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance. On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding. On January 11, 2013, we entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. The loan amount outstanding at December 31, 2012 was $6.8 million.
On November 16, 2011, we, together with LEAF Financial and LCC, subsidiaries of Resource America, entered into the SPA with Eos Partners, L.P., a private investment firm, and its affiliates.  In exchange for our prior interest in LCC, we received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LCC.  Our resulting interest is accounted for under the equity method.  For the year ended December 31, 2012, we recorded a loss of $3.3 million which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income.  Our investment in LCC was valued at $33.1 million as of December 31, 2012.
In accordance with the SPA, we, together with Resource America, have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes.  To the extent that the value of the equity on the balance sheet of LEAF Receivables Funding 3 is less than approximately $18.7 million (the value of the equity of LEAF Receivables Funding 3 on the date it was contributed to LCC by us), as of the final testing date within 90 days of December 31, 2013, we and Resource America have agreed to be jointly and severally obligated to contribute cash to LCC to make up the deficit.  We do not believe it is probable or estimable that we will be required to fund LCC in accordance with the SPA.
Relationship with CVC Credit Partners, LLC, or CVC Credit Partners, formerly Apidos Capital Management, or ACM. On April 17, 2012, ACM, a former subsidiary of Resource America, was sold to CVC Credit Partners, a joint venture entity in which Resource America owns a 33% interest.  CVC Credit Partners manages internally and externally originated bank loan assets on our behalf.
On February 24, 2011, one of our subsidiaries purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC, or CPAM, from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, we are entitled to collect senior, subordinated and incentive fees related to five Collateralized Loan Obligation issuers. or CLO, holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing the five CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the year ended December 31, 2012, CVC Credit Partners incurred subordinated fees of $800,000. In October 2012, we purchased 66.6% of the preferred equity in one of the RCAM CDOs.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages our commercial real estate loan portfolio, including whole loans, A notes, B notes, mezzanine loans, and investments in real estate.  We reimburse Resource Real Estate for loan origination costs associated with all loans originated.  At December 31, 2012, we had no indebtedness to Resource Real Estate for loan origination costs in connection with our commercial real estate loan portfolio.
On August 9, 2006, our subsidiary, RCC Real Estate, originated a loan on Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which matures on May 9, 2018, carries an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan to an equity position. The loan was kept outstanding and continues to be used as collateral in RREF CDO 2006-1. Resource Real Estate Management, LLC, or RREM, an affiliate of Resource America, was appointed as asset manager as of August 1, 2011. RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM is entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. For the year ended December 31, 2012, we incurred management fees payable to RREM in the amount of $136,000.

(Back to Index)

(Back to Index)

On December 1, 2009, we purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds our interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP, acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  We acquired the membership interests for $2.1 million. The agreement requires us to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed up to a specified amount.  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the year ended December 31, 2012, we paid RREM management fees of $45,000. For the year ended December 31, 2012, we recorded income of $683,000, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $2.3 million at December 31, 2012 is recorded as an investment in unconsolidated entities on our consolidated balance sheet using the equity method.
On January 15, 2010, we loaned $2.0 million to Resource Capital Partners, Inc., or RCP, a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P., or RRE Opportunity Fund.  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, and RCP has options to extend the loan for two additional 12-month periods.  Principal payments of $107,000 were made during the year ended December 31, 2012 .  The loan balance was $1.6 million at December 31, 2012.
On June 21, 2011, we entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P., or SLH Partners, to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  We purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety.  We received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  RREM was appointed as the asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  We hold a $1.2 million preferred equity investment in SLH Partners as of December 31, 2012.
On August 1, 2011, our subsidiary, RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  RREM was appointed as asset manager.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM is entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.  We incurred fees payable to RREM of $167,000, during the year ended December 31, 2012.
On June 19, 2012, we entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  We purchased a 7.5% equity interest in the venture. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1% of outstanding contributions. We incurred fees payable to RREM of $39,000 during the year ended December 31, 2012. For the year ended December 31, 2012, we recorded losses of $135,000, which were recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $526,000 at December 31, 2012 is recorded as an investment in unconsolidated entities on our consolidated balance sheet using the equity method.

(Back to Index)

(Back to Index)

Relationship with The Bancorp.  The Bancorp, Inc. (Nasdaq: TBBK), or TBBK, is a bank holding company that was organized in 2000 with Resource America's participation. Mr. Daniel G. Cohen, or Mr. D. Cohen, is the chairman of the board and Mrs. Betsy Z. Cohen, or Mrs. B. Cohen, is the Chief Executive Officer of TBBK and its subsidiary bank. Mrs. B. Cohen is the wife of Mr. E. Cohen, and Mr. E. Cohen and Mrs. B. Cohen are the parents of Messrs. J. Cohen and D. Cohen. On March 14, 2011, we paid Bancorp a loan commitment fee in the amount of $31,500 in connection with Bancorp’s commitment to establish a credit facility for our benefit.  On July 7, 2011, we and RCC Real Estate entered into a $10.0 million revolving credit facility with Bancorp.  The facility provided bridge financing for up to five business days, which enabled us and RCC Real Estate to fund real estate loans to third parties prior to their sale to our CRE CDOs.  The facility was evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp and was secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1 owned by RCC Real Estate.  The note matured on June 30, 2012. There were no outstanding borrowings as of December 31, 2012.
Relationship with Law Firm. Ledgewood is a law firm that has provided legal services to us since our formation. Mr. E. Cohen, who was of counsel to Ledgewood until April 1996, receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm. From 1995 until March 2006, Mr. Jeffrey F. Brotman was the managing member of Ledgewood. Mr. Brotman remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of Resource America. In connection with his separation, Mr. Brotman received payments from Ledgewood through 2012.
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

•	Any transactions between entities managed by the Manager or Resource America and us must be approved by a majority of our independent directors.

(Back to Index)

(Back to Index)

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
Director Independence
Our common stock is listed on the NYSE under the symbol “RSO” and we are subject to the NYSE's listing standards. The Board has determined that each of Messrs. Beach, Hart, Ickowicz, Levin and Neff satisfy the requirement for independence set out in Section 303A.02 of the rules of the NYSE and that each of these directors has no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the Board sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the NYSE rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2012 and 2011 (including a review of internal controls for December 31, 2012 and 2011 as required under Section 404 of the Sarbanes-Oxley Act of 2002) and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during each of the years then ended were $595,000 and $700,000 , respectively.
The aggregate fees billed by Grant Thornton LLP for audit services in connection with the filing of our registration statements with the Securities and Exchange Commission were approximately $245,000 and $93,000 for the years ended December 31, 2012 and 2011, respectively.
Audit-Related Fees
We incurred $24,000 for audit-related services including consulting on accounting issues, for the year ended December 31, 2012. We did not incur any fees for audit-related services for the year ended December 31, 2011.
Tax Fees
There were $51,000 and $44,000 fees paid to Grant Thornton LLP for professional services related to tax compliance, tax advice or tax planning for the years ended December 31, 2012 and 2011.
All Other Fees
We did not incur any fees in 2012 and 2011 for other services not included above.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee, on at least an annual basis, reviews audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the Audit Committee. All of such services and fees were pre-approved during the year ended December 31, 2012.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Operation for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Stockholders' Equity for years ended
December 31, 2012, 2011 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2.	Financial Statements
3.    Exhibits

Exhibit No.	Description
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock (16)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock (17)
3.1(d)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock (18)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock (22)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (1)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock (18)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)

(Back to Index)

(Back to Index)

10.1(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (4)
10.1(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (5)
10.1(c)	Second Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of August 17, 2010. (8)
10.1(d)	Third Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of February 24, 2011. (11)
10.1(e)	Fourth Amendment to Amended and Restated Management Agreement (12)
10.1(f)	Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 13, 2012. (15)
10.2(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
10.2(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
10.3	2005 Stock Incentive Plan. (1)
10.4	Amended and Restated 2007 Omnibus Equity Compensation Plan. (7)
10.5	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
10.6	Revolving Judgment Note and Security Agreement between Resource Capital Corp and RCC Real Estate and the Bancorp Bank, dated July 7, 2011 (13)
10.7	At-the-Market Issuance Sale Agreement, dated June 28, 2012 among Resource Capital Corp. Resource Capital Manager and MLV & Co. LLC (20)
10.7(a)	Master Repurchase and Securities Contract for $150 million between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated February 27, 2012 (19)
10.7(b)	Guaranty Agreement made by Resource Capital Corp., as guarantor, in favor of Wells Fargo Bank, National Association (19)
10.8	Transfer and Contribution Agreement by and among LEAF Financial Corporate, Resource TRS, Inc., Resource Capital Corp. and LEAF Commercial Capital, Inc. dated January 4, 2011. (9)
10.9	At-the-Market Issuance Sale Agreement, dated November 19, 2012 among Resource Capital Corp. Resource Capital Manager and MLV & Co. LLC (21)
12.1	Statements re Computation of Ratios
21.1	List of Subsidiaries of Resource Capital Corp.
23.1	Consent of Grant Thornton LLP
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, Dated February 27, 2012. (14)
99.2	Guaranty made by Resource Capital Corp. as guarantor, in favor of Wells Fargo Bank, National Association, dated February 27, 2012 (14)
99.3	Federal Income Tax Consequences of our Qualification as a REIT
101	Interactive Data Files

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2010.

(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2011.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 20, 2012.

(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 7, 2011.

(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.

(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.

(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.

(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.

(18)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 28, 2012.

(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.

(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.

(21)	Filed previously as an exhibit to the Company's Current Report o Form 8-K filed on October 1, 2012

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP. (Registrant)

March 18, 2013	By:	By:/s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven J. Kessler	Chairman of the Board	March 18, 2013
STEVEN J. KESSLER

/s/ Jonathan Z. Cohen	Director, President and Chief Executive Officer	March 18, 2013
JONATHAN Z. COHEN

/s/ Walter T. Beach	Director	March 18, 2013
WALTER T. BEACH

/s/ Edward E. Cohen	Director	March 18, 2013
EDWARD E. COHEN

/s/ William B. Hart	Director	March 18, 2013
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 18, 2013
GARY ICKOWICZ

/s/ Murray S. Levin	Director	March 18, 2013
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 18, 2013
P. SHERRILL NEFF

/s/ David J. Bryant	Senior Vice President	March 18, 2013
DAVID J. BRYANT	Chief Financial Officer,
Chief Accounting Officer and Treasurer

(Back to Index)

(Back to Index)

SCHEDULE II
Resource Capital Corp.
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at beginning of period	Charge to expense	Write-offs	Recoveries	Noncontrolling interest eliminated in consolidation	Balance at end of period
Allowance for loan and lease loss:

Year Ended December 31, 2012	$27,518	$16,818	$(26,645)	$—	$—	$17,691

Year Ended December 31, 2011	$34,303	$13,896	(20,681)	—	$—	$27,518

Year Ended December 31, 2010	$48,262	$43,321	$(57,330)	$50	$—	$34,303

(Back to Index)

(Back to Index)

SCHEDULE III
Resource Capital Corp.
Real Estate and Accumulated Depreciation
December 31, 2012
(dollars in thousands)

Column A	Column B		Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income is Computed
			Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned:
Multi-family Houston, TX	$13,600		$18,100	$3,163	$20,216	$856	1978	8/1/2011	27.5

Multi-family Memphis, TN	22,400	(1)	—	482	21,962	1,152	1973	6/14/2011	27.5

Office Building Pacific Palisades, CA	12,150	(1)	—	—	10,149	401	1980	6/24/2011	27.5

Hotel Property Coconut Grove, FL	21,750	(1)	—	—	25,609	141	1982	9/6/2012	39

	$69,900		$18,100	$3,645	$77,936	$2,550

(1)    These encumbrances are legal obligations to an entity that we consolidate and are, therefore, eliminated in consolidation.

	2012	2011	2010
Real Estate
Balance, beginning of year	$48,726	$—	$—

Additions:
Acquisitions	—	17,054	—
Acquired through foreclosure	25,608	—	—
Improvements	3,645	43	—
Other	—	31,629	—
	29,253	48,726	—
Deductions:
Cost of real estate sold	—	—	—
Other − write-down	(43)	—	—
Balance, end of year	$77,936	$48,726	$—

Accumulated Depreciation
Balance, beginning of year	699	—	—

Additions:
Depreciation expense	1,851	699	—
	1,851	699	—
Deductions:
Balance, end of year	$2,550	$699	$—

(Back to Index)

(Back to Index)

SCHEDULE IV
Resource Capital Corp.
Mortgage Loans on Real Estate
As of December 31, 2012
(Dollars in thousands)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (1)	Prior Liens (2)	Face Amount of Loans (3)	Net Carrying Amount of Loans
Whole Loans:
Borrower A	Hotel/ Palm Springs, CA	LIBOR + 2.50%	1/5/2018	I/O	—	$21,849	$21,849
Borrower B	Multi-Family/ Renton, WA	LIBOR + 3.50%	1/10/2017	I/O	—	30,000	30,000
Borrower C	Hotel/ Tucson, AZ	LIBOR + 3.50%	2/1/2019	I/O	—	32,500	32,500
Borrower D-1	Hotel/ Los Angeles, CA	LIBOR + 3.00%	10/5/2017	I/O (4)	—	21,000	21,000
Borrower D-2	Hotel/ Los Angeles, CA	LIBOR + 3.50%	10/5/2017	N/A (4)	—	2,142	2,142
Borrower E	Retail/Various	LIBOR + 2.31%	7/5/2015	I/O	—	26,899	26,712
Borrower F-1	Retail/ Hayward, CA	LIBOR + 2.50%	1/5/2019	I/O (5)	—	23,000	23,000
Borrower F-2	Retail/ Hayward, CA	LIBOR + 2.50%	1/5/2019	I/O (5)	—	1,705	1,705
Borrower G-1	Multi-Family/ San Francisco, CA	LIBOR + 3.65%	1/2/2013	I/O (6) (11)	—	29,548	29,548
Borrower G-2	Multi-Family/ San Francisco, CA	N/A	1/2/2013	N/A (6) (11)	—	4,452	4,452
Borrower H	Hotel/ Studio City, CA	LIBOR + 3.70%	2/5/2017	I/O	—	27,655	27,655
Borrower I	Land/ Studio City, CA	LIBOR + 3.45%	2/5/2017	I/O	—	27,886	27,886
Borrower J	Office/Torrance,CA	LIBOR + 3.25%	7/5/2015	I/O	—	22,000	21,813
Borrower K	Multi-Family/ Delmar, CA	LIBOR + 4.40%	1/5/2015	I/O	—	20,500	20,279
Borrower L-1	Multi-Family/ Parksville, MD	LIBOR + 3.00%	2/4/2013	I/O (7)	—	23,000	22,933
Borrower L-2	Multi-Family/ Parksville, MD	15.0%	2/4/2013	I/O (7) (8)	—	2,000	1,988
All other Whole Loans individually less than 3%						253,694	252,476
Total Whole Loans						$569,830	$567,938

(Back to Index)

(Back to Index)

SCHEDULE IV
Resource Capital Corp.
Mortgage Loans on Real Estate
As of December 31, 2012
(Dollars in thousands)
(Continued)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (1)	Periodic Payment Terms (1)	Periodic Payment Terms (1)	Prior Liens (2)	Face Amount of Loans (3)		Net Carrying Amount of Loans
Mezzanine Loans:
Borrower M	Hotel/ Various	LIBOR + 18.50%	9/7/2014	I/O	I/O	I/O	—	$5,711		$5,711
Borrower N	Hotel/ Various	0.50%	9/7/2019	I/O	I/O	I/O	—	32,361		32,361
All other Mezzanine Loans individually Less than 3%								44,919		44,714
Total Mezzanine Loans								82,991		82,786

B Notes:	N/A	N/A	N/A	N/A	N/A	N/A	N/A
All other B Notes individually less than 3%								16,441		16,327
Total B Notes								16,441		16,327
Total Loans								$669,262	(9)	$667,051	(10)
Explanatory Notes:

(1)	IO = interest only

(2)	Represents only third-party liens

(3)	Does not include unfunded commitments.

(4)	Borrower D is a whole loan and the participations above represent the Senior (D-1) and Mezzanine (D-2) portions.

(5)	Borrower F is a whole loan and the participations above represent the Senior (F-1) and Mezzanine (F-2) portions.

(6)	Borrower G is a whole loan and the participations above represent the Senior (G-1) and Mezzanine (G-2) portions.

(7)	Borrower L is a whole loan and the participations above represents the Senior (L-1) and Mezzanine (L-2) portions. Loan was paid-off in full by borrower in February 2012.

(8)	Borrower L-1 is a whole loan that is categorized as a floating rate loan in the footnotes and MD&A. Loan was paid-off in full by borrower in February 2012.

(9)	All loans are current with respect to principal and interest payments due.

(10)
The net carrying amount of loans includes an allowance for loan loss of $8.0 million at December 31, 2012 allocated as follows: Whole Loans ($6.9 million); Mezzanine Loans ($860,000) and B Notes ($206,000).

(11)	Classified in loans held for sale as of December 31, 2012. This loan held for sale settled on January 2, 2013.

(Back to Index)