Form 10-Q
period 2013-03-31
Resource Capital Corp.
filed 2013-05-10
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on May 7, 2013 was 126,976,433 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS (1)
Cash and cash equivalents	$67,661	$85,278
Restricted cash	112,131	94,112
Investment securities, trading	32,892	24,843
Investment securities available-for-sale, pledged as collateral, at fair value	192,673	195,200
Investment securities available-for-sale, at fair value	49,609	36,390
Linked transactions, net at fair value	22,455	6,835
Loans held for sale	18,150	48,894
Investment in real estate	75,142	75,386
Loans, pledged as collateral and net of allowances of $17.0 million and $17.7 million	1,708,540	1,793,780
Loans receivable–related party	7,860	8,324
Investments in unconsolidated entities	48,419	45,413
Interest receivable	8,913	7,763
Deferred tax asset	2,887	2,766
Principal paydown receivable	20	25,570
Intangible assets	12,660	13,192
Prepaid expenses	3,839	10,396
Other assets	4,712	4,109
Total assets	$2,368,563	$2,478,251
LIABILITIES (2)
Borrowings	$1,649,840	$1,785,600
Distribution payable	22,731	21,655
Accrued interest expense	3,096	2,918
Derivatives, at fair value	14,036	14,687
Accrued tax liability	1,859	13,641
Deferred tax liability	8,376	8,376
Accounts payable and other liabilities	10,877	18,029
Total liabilities	1,710,815	1,864,906
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 8.50% Series A 100,000,000 shares authorized, 676,373 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 8.25% Series B 100,000,000 shares authorized, 2,251,294 and 1,126,898 shares issued and outstanding	2	1
Common stock, par value $0.001: 500,000,000 shares authorized; 108,169,623 and 105,118,093 shares issued and outstanding (including 3,038,084 and 3,308,343 unvested restricted shares)	108	105
Additional paid-in capital	885,511	836,053
Accumulated other comprehensive loss	(21,775)	(27,078)
Distributions in excess of earnings	(205,890)	(195,737)
Total stockholders’ equity	657,957	613,345
Non-controlling interest	(209)	—
Total Equity	657,748	613,345
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,368,563	$2,478,251

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

PART I

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
(1) Assets of consolidated Variable Interest Entities ("VIEs") included in the total assets above:
Restricted cash	$107,620	$90,108
Investments securities available-for-sale, pledged as collateral, at fair value	137,553	135,566
Loans held for sale	18,150	14,894
Loans, pledged as collateral and net of allowances of $13.3 million and $15.2 million	1,533,796	1,678,719
Interest receivable	6,527	5,986
Prepaid expenses	303	328
Principal paydown receivable	21	25,570
Other assets	—	333
Total assets of consolidated VIEs	$1,803,970	$1,951,504

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Borrowings	$1,475,014	$1,614,882
Accrued interest expense	2,528	2,666
Derivatives, at fair value	13,478	14,078
Accounts payable and other liabilities	1,423	698
Total liabilities of consolidated VIEs	$1,492,443	$1,632,324

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
REVENUES
Interest income:
Loans	$27,812	$23,615
Securities	3,642	3,405
Interest income − other	1,866	2,829
Total interest income	33,320	29,849
Interest expense	11,165	8,383
Net interest income	22,155	21,466
Rental income	6,174	1,919
Dividend income	16	17
Equity in (losses) earnings of unconsolidated subsidiaries	(425)	1,071
Fee income	1,410	1,610
Net realized gain on sales of investment securities available-for-sale and loans	391	380
Net realized and unrealized gain on investment securities, trading	1,116	2,144
Unrealized (loss) gain and net interest income on linked transactions, net	(259)	119
Total revenues	30,578	28,726
OPERATING EXPENSES
Management fees − related party	2,978	3,443
Equity compensation − related party	3,591	868
Professional services	1,446	1,100
Insurance	162	158
Rental operating expense	3,937	1,320
General and administrative	1,873	1,063
Depreciation and amortization	1,138	1,361
Income tax expense	1,762	2,615
Net impairment losses recognized in earnings	21	139
Provision for loan losses	1,042	2,178
Total operating expenses	17,950	14,245
NET INCOME	12,628	14,481
Net income allocated to preferred shares	(1,311)	—
Net loss from non-controlling interests	209	—
NET INCOME ALLOCABLE TO COMMON SHARES	$11,526	$14,481
NET INCOME PER COMMON SHARE – BASIC	$0.11	$0.18
NET INCOME PER COMMON SHARE – DILUTED	$0.11	$0.18
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − BASIC	104,224,083	81,201,791
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − DILUTED	105,326,614	81,892,987

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$12,628	$14,481
Other comprehensive income:
Reclassification adjustment for gains included in net income	55	12
Unrealized gains on available-for-sale securities, net	4,541	10,587
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income	(627)	56
Unrealized gains (losses) on derivatives, net	1,334	(93)
Total other comprehensive income	5,303	10,562
Comprehensive income before allocation to non-controlling interests	17,931	25,043
Allocation to non-controlling interests	209	—
Comprehensive income allocable to common shares	$18,140	$25,043

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THEE MONTHS ENDED MARCH 31, 2013
(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2012	105,118,093	$105	$1	$1	$836,053	$(27,078)	$—	$(195,737)	$613,345	$—	$613,345
Proceeds from dividend reinvestment and stock purchase plan	2,905,672	3	—	—	18,016	—	—	—	18,019		18,019
Proceeds from issuance of preferred stock	—	—	—	1	27,906	—	—	—	27,907		27,907
Offering costs	—	—	—	—	(707)	—	—	—	(707)		(707)
Stock based compensation	145,858	—	—	—	652	—	—	—	652		652
Amortization of stock based compensation	—	—	—	—	3,591	—	—	—	3,591		3,591
Net Income	—	—	—		—	—	12,837	—	12,837	(209)	12,628
Preferred dividends	—	—	—	—	—	—	(1,311)	—	(1,311)		(1,311)
Securities available-for-sale, fair value adjustment, net	—	—	—		—	4,596	—	—	4,596		4,596
Designated derivatives, fair value adjustment	—	—	—	—	—	707	—	—	707		707
Distributions on common stock	—	—	—	—	—	—	(11,526)	(10,153)	(21,679)		(21,679)
Balance, March 31, 2013	108,169,623	$108	$1	$2	$885,511	$(21,775)	$—	$(205,890)	$657,957	$(209)	$657,748

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,628	$14,481
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,042	2,178
Depreciation of investments in real estate and other	666	380
Amortization of intangible assets	532	982
Amortization of term facilities	221	140
Accretion of net discounts on loans held for investment	(4,079)	(5,519)
Accretion of net discounts on securities available-for-sale	(731)	(861)
Amortization of discount on notes of CDOs	876	308
Amortization of debt issuance costs on notes of CDOs	1,176	927
Amortization of stock-based compensation	3,591	868
Amortization of terminated derivative instruments	55	56
Distribution to subordinated debt holder	670	1,584
Accretion of interest-only available-for-sales securities	(247)	—
Non-cash incentive compensation to and from the Manager	(1)	165
Deferred income tax benefits	(115)	—
Purchase of securities, trading	(10,044)	(8,348)
Principal payments on securities, trading	21	833
Proceeds from sales of securities, trading	3,089	5,025
Net realized and unrealized gain on investment securities, trading	(1,116)	(2,144)
Net realized gain on sales of investment securities available-for-sale and loans	(391)	(380)
Net impairment losses recognized in earnings	12	139
Linked transactions fair value adjustments	592	—
Equity in losses/(earnings) of unconsolidated subsidiaries	425	(1,071)
Changes in operating assets and liabilities	14,426	(14,761)
Net cash provided by (used in) operating activities	23,298	(5,018)

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(19,241)	9,196
Purchase of securities available-for-sale	(63,292)	(16,660)
Principal payments on securities available-for-sale	7,944	5,595
Investment in unconsolidated entity	(4,431)	934
Improvement of real estate held-for-sale	—	(138)
Proceeds from sale of real estate held-for-sale	—	907
Purchase of loans	(146,699)	(150,845)
Principal payments received on loans	209,107	116,848
Proceeds from sale of loans	58,148	40,120
Purchase of investments in real estate	—	(722)
Distributions from investments in real estate	253	448
Improvements in investments in real estate	(321)	(348)
Principal payments received on loans – related parties	464	69
Net cash provided by investing activities	41,932	5,404
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $19)	17,995	24,158
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $707 and $0)	26,867	—
Proceeds from borrowings:
Repurchase agreements	37,145	8,948
Payments on borrowings:
Collateralized debt obligations	(141,341)	(18,485)
Payment of debt issuance costs	(140)	(582)
Payment of equity to third party sub-note holders	(1,461)	—
Distributions paid on preferred stock	(934)	—
Distributions paid on common stock	(20,978)	(19,979)
Net cash (used in) financing activities	$(82,847)	$(5,940)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,617)	(5,554)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,278	43,116
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,661	$37,562
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$10,188	$8,401

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

▪
Resource Real Estate Funding CDO 2006-1 (“RREF CDO 2006-1”), a Cayman Islands limited liability company and qualified real estate investment trust (“REIT”) subsidiary (“QRS”).  RREF CDO 2006-1 was established to complete a collateralized debt obligation (“CDO”) issuance secured by a portfolio of commercial real estate loans and commercial mortgage-backed securities (“CMBS”).

▪
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

▪
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

▪
Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company and TRS.  Apidos Cinco CDO was established to complete a CDO issuance secured by a portfolio of bank loans, ABS and corporate bonds.

▪
Whitney CLO I, Ltd. ("Whitney CLO I"), a Cayman Islands limited liability company and TRS. Whitney CLO I is a collateralized loan obligation ("CLO") issuance secured by a portfolio of bank loans and corporate bonds. The Company is the primary beneficiary of Whitney CLO I and therefore consolidates 100% of this VIE in its financial statements.

•	RCC Commercial III, Inc. (“Commercial III”) holds bank loan investments and commercial real estate-related securities. Commercial III owns 90% of the equity of the following VIE:

▪	Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and TRS. Apidos CDO I was established to complete a CDO issuance secured by a portfolio of bank loans and ABS.

•	Resource TRS, Inc. (“Resource TRS”), a TRS directly owned by the Company, holds the Company’s equity investment in a leasing company and holds all of its investment securities, trading.

•
Resource TRS II, Inc. (“Resource TRS II”), a TRS directly owned by the Company, holds the Company’s management rights in bank loan CLOs not originated by the Company.  Resource TRS II owns 100% of the equity of the following VIE:

▪
Resource Capital Asset Management (“RCAM”), a domestic limited liability company, is entitled to collect senior, subordinated, and incentive fees related to four CLO issuers to which it provides management services through CVC Credit Partners, LLC, formerly Apidos Capital Management, a subsidiary of CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”).  Resource America, Inc. owns a 33% interest in CVC Credit Partners, LLC ("CVC Credit Partners"). Whitney CLO I, one of the RCAM CLOs, is consolidated in the Company's financial statements as a result of a purchase of its preferred equity which gave the Company a controlling interest.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

▪
Resource TRS III, Inc. (“Resource TRS III”), a TRS directly owned by the Company, holds the Company’s interests in a bank loan CDO originated by the Company.  Resource TRS III owns 33% of the equity of the following VIE:

•
Apidos CLO VIII, Ltd (“Apidos CLO VIII”), a Cayman Islands limited liability company and TRS.  Apidos CLO VIII was established to complete a CLO issuance secured by a portfolio of bank loans and corporate bonds. The Company is the primary beneficiary of Apidos CLO VIII and therefore consolidates 100% of this VIE in its financial statements.

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
The Company’s investment securities, trading are reported at fair value (see Note 19).  To determine fair value, the Company uses dealer quotes or bids which are validated using a third-party valuation firm utilizing appropriate prepayment, default, and recovery rates.  Any changes in fair value are recorded in the Company’s results of operations as net realized and unrealized gain on investment securities, trading.
The Company’s investment securities available-for-sale are reported at fair value (see Note 19).  To determine fair value, the Company uses a dealer quote, which typically will be the dealer who sold the Company the security.  The Company has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  Based on how dealers develop their quotes, market liquidity and levels of trading, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.  The Company evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote the Company receives and the value indicated by its valuation models, the Company will evaluate the difference.  As part of that evaluation, the Company will discuss the difference with the dealer, who may revise its quote based upon these discussions.  Alternatively, the Company may revise its valuation models.
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
MARCH 31, 2013
(Unaudited)

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
Acquisitions of real estate assets and any related intangible assets are recorded initially at fair value under Financial Accounting Standards Board ("FASB") ASC Topic 805, “Business Combinations.”  The Company allocates the purchase price of its investments in real estate to land, building, site improvements, the value of in-place leases and the value of above or below market leases. The value allocated to above or below market leases is amortized over the remaining lease term as an adjustment to rental income. The Company amortizes the value allocated to in-place leases over the weighted average remaining lease term to depreciation and amortization expense.  The Company depreciates real property using the straight-line method over the estimated useful lives of the assets as follows:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

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
There were no impairment charges recorded on the Company’s investment in real estate or intangible assets during the three months ended March 31, 2013 and 2012.
Recent Accounting Standards

In February 2013 the FASB issued guidance which amends required information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this guidance is effective for reporting periods beginning after December 15, 2012. The Company provided the enhanced footnote disclosure as required by this amendment in its consolidated financial statements (see Note 16).
In January 2013, the FASB issued guidance which clarifies the scope of accounting for certain derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments in this guidance will be effective for interim and annual reporting periods beginning on or after January 1, 2013 and will applied retrospectively for all comparative periods presented. The Company provided the enhanced footnote disclosure as required by this amendment in its consolidated financial statements (see Note 21).
In June 2011, the FASB issued guidance which changes the presentation of comprehensive income.  It eliminates the option to present comprehensive income as part of the changes in stockholders’ equity.  In addition, it requires consecutive disclosure of comprehensive income either as part of the statement of net income or in a statement immediately following.  Finally, the guidance requires disclosure on the face of the financial statements of any reclassifications between net income and other comprehensive income.  The guidance is effective for fiscal years and periods within those years beginning after December 15, 2011.  In December 2011, the FASB updated the guidance to defer the requirement related to the presentation of certain reclassification adjustments.  Adoption required an additional statement to disclose the Company’s comprehensive income, which is included with these consolidated financial statements.
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
Reclassifications
Certain reclassifications have been made to the 2012 consolidated financial statements to conform to the 2013 presentation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

NOTE 3 – VARIABLE INTEREST ENTITITES
The Company has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its CDOs in order to determine if they qualify as VIEs. The Company monitors these investments and, to the extent it has determined that it owns a material investment in the current controlling class of securities of a particular entity, analyzes the entity for potential consolidation. The Company will continually analyze investments and liabilities, including when there is a reconsideration event, to determine whether such investments or liabilities are VIEs and whether such VIE should be consolidated. This analysis require considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would have otherwise been consolidated.
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
These CDO and CLO entities were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The manager manages these entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of CDO and CLO bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception.
Whitney CLO I, the seventh entity, is one in which the Company acquired the rights to manage the assets held by the entity as collateral for its CLOs in February 2011. For a discussion on the primary beneficiary analysis for Whitney CLO I, see “— Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest) – Resource Capital Asset Management,” below. For a discussion of the Company’s CDOs and CLOs, see Note 1 - “Organization and Basis of Presentation” and for a discussion of the debt issued through the CDOs and CLOs, see Note 12 - “Borrowings”.
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
The creditors of the Company’s seven consolidated VIEs have no recourse to the general credit of the Company. However, in its capacity as manager, the Company has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the three months ended March 31, 2013 and 2012, the Company has provided financial support of $0 and $156,000, respectively. The Company has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements or implicit variable interests that obligate the Company to provide financial support to any of its consolidated VIEs, although the Company may choose to do so in the future.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of March 31, 2013 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006	RREF 2007	Total
ASSETS
Restricted cash (1)	$41,833	$8,546	$26,439	$13,241	$16,832	$19	$710	$107,620
Investment securities available-for-sale, pledged as collateral, at fair value	7,904	6,321	11,618	955	33,906	10,950	65,899	137,553
Loans, pledged as collateral	140,141	187,390	306,837	320,144	113,700	188,853	276,731	1,533,796
Loans held for sale	1,378	2,228	—	13,800	744	—	—	18,150
Interest receivable	9	798	1,176	871	423	1,153	2,097	6,527
Prepaid assets	39	24	32	56	68	48	36	303
Principal receivable	12	—	9	—	—	—	—	21
Other assets	—	—	—	—	—	—	—	—
Total assets (2)	$191,316	$205,307	$346,111	$349,067	$165,673	$201,023	$345,473	$1,803,970

LIABILITIES
Borrowings	$174,493	$193,248	$320,699	$321,182	$149,939	$116,220	$199,233	$1,475,014
Accrued interest expense	346	82	321	1,372	234	52	121	2,528
Derivatives, at fair value	—	—	—	—	—	1,908	11,570	13,478
Accounts payable and other liabilities	140	16	32	384	837	13	1	1,423
Total liabilities	$174,979	$193,346	$321,052	$322,938	$151,010	$118,193	$210,925	$1,492,443

(1)    Includes $35.7 million available for reinvestment in certain of the CDOs.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s consolidated financial statements as of March 31, 2013. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure” column in the table below.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, a subsidiary of Resource America, and Leaf Commercial Capital, Inc. (“LCC”), subsidiaries of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the “Series A Preferred Stock”), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the “Series D Preferred Stock”), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC. Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LCC as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. On January 18, 2013, the Company entered into another stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million, increasing the Company's fully-diluted basis assuming conversion to 27.5%. The Company’s investment in LCC was valued at $36.4 million and $33.1 million as of March 31, 2013 and December 31, 2012, respectively.
The Company determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 27.5% of the voting rights in the entity. Furthermore, a third-party investor holds consent rights with respect to significant LCC actions, including incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.
In connection with this transaction, the Company and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes. LEAF Receivables Funding 3 was included in the assets contributed to LCC by the Company. As part of the SPA, the Company and Resource America agreed that, to the extent the value of the equity on the balance sheet of LEAF Receivables Funding 3 is less than approximately $18.7 million (the value of the equity of LEAF Receivables Funding 3 on the date it was contributed to LCC by the Company), as of the final testing date, which must be within 90 days following December 31, 2013, they will be jointly and severally obligated to contribute cash to LCC to make up the deficit. The Company does not believe it is probable that it will be required to fund LCC in accordance with the SPA based on estimated operating results because LEAF Receivables Funding 3 is currently profitable and is expected to be profitable through the year ended December 31, 2013.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that manages $1.9 billion of bank loan assets through five CLOs. As a result, the Company is entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $12.6 million and $13.1 million at March 31, 2013 and December 31, 2012, respectively. The Company recognized fee income of $1.4 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling interest and, therefore, is not the primary beneficiary. With respect to the fifth CLO, Whitney CLO I, in October 2012, the Company purchased 66.6% of its preferred equity, which was determined to be a reconsideration event. Based upon that purchase, the Company determined that it does have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party has the power to direct the activities that are most significant to the VIE. As a result, together with the related party, the Company has both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between the Company and the related party, the Company was the party within that group that is more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. The Company, therefore, consolidated Whitney CLO I as discussed above in “– Consolidated VIEs (the Company is the primary beneficiary)”.
Real Estate Joint Ventures
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (a VIE that holds interests in a real estate joint venture) from Resource America. This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value. The Company acquired the membership interests for $2.1 million. The joint venture agreement requires the Company to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed up to a specified amount. The Company provided funding of $102,000 and $233,000 for the three months ended March 31, 2013 and 2012, respectively, for these investments. Resource Real Estate Management, LLC (“RREM”), an affiliate of Resource America, acts as asset manager of the venture and receives a monthly asset management fee. The Company’s investment in RRE VIP Borrower, LLC at March 31, 2013 and December 31, 2012 was $1.7 million and $2.3 million, respectively. Using the equity method of accounting, the Company recognized losses of $113,000 and a gain of $1.1 million related to this investment for the three months ended March 31, 2013 and 2012, respectively.
On June 19, 2012, the Company entered into a second joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments. The Company purchased a 7.5% equity interest in the venture. The Company may be subject to a capital call based on its pro rata share of equity interest in the venture up to the earlier of the end of the investment period, ending in May 2015, or the date the aggregate of all capital contributions exceeds $500.0 million. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. The Company’s investment in Varde Investment Partners, LP at March 31, 2013 and December 31, 2012 was $550,000 and $526,000, respectively. Using the equity method of accounting, the Company recognized equity in earnings related to this investment of $24,000 for the three months ended March 31, 2013. No such income was recorded for the three months ended March 31, 2012.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs as of March 31, 2013 (in thousands):

	Unconsolidated Variable Interest Entities
	LEAF Commercial Capital, Inc.	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CLOs	RRE VIP Borrower, LLC	Värde Investment Partners, LP	Total	Maximum Exposure to Loss (1)
Investment in unconsolidated entities	$32,736	$1,548	$—	$1,686	$550	$36,520	$36,520
Intangible assets	—	—	12,589	—	—	12,589	$12,589
Total assets	32,736	1,548	12,589	1,686	550	49,109

Borrowings	—	50,861	—	—	—	50,861	N/A
Total liabilities	—	50,861	—	—	—	50,861	N/A

Net asset (liability)	$32,736	$(49,313)	$12,589	$1,686	$550	$(1,752)	N/A

(1)	The Company's maximum exposure to loss at March 31, 2013 does not exceed the carrying amount of its investment, subject to the LEAF Receivables Funding 3's contingent obligation as described above.
Other than the contingent liability arrangement described above in connection with LCC and the commitments to fund its real estate joint ventures, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$21,634	$17,000
Distribution on preferred stock declared but not paid	$1,311	$—
Income taxes paid in cash	$7,635	$10,103
Issuance of restricted stock	$35	$472

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

NOTE 5 – INVESTMENT SECURITIES, TRADING
The following table summarizes the Company's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013:
Structured notes	$16,803	$10,964	$(1,005)	$26,762
RMBS	6,025	1,426	(1,321)	6,130
Total	$22,828	$12,390	$(2,326)	$32,892

December 31, 2012:
Structured notes	$9,413	$10,894	$(1,028)	$19,279
RMBS	6,047	858	(1,341)	5,564
Total	$15,460	$11,752	$(2,369)	$24,843
The Company purchased three securities and sold one security during the three months ended March 31, 2013, for a net gain of $434,000.  The Company held 15 and 13 investment securities, trading as of March 31, 2013 and December 31, 2012, respectively.
NOTE 6 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE
If the Company finances the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed not to meet sale accounting criteria and the Company will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on the Company's consolidated balance sheet in the line item Linked Transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the Linked Transactions and associated interest income and expense are reported as unrealized (loss) gain and net interest income on linked transactions, net on the Company's consolidated statement of income. The Company pledges a  portion of its CMBS as collateral against its borrowings under repurchase agreements and derivatives. CMBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this note, as they are accounted for as derivatives. (See Notes 2 and 20).
The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013:
CMBS	$189,990	$7,766	$(16,201)	$181,555
ABS	23,682	1,851	(712)	24,821
Corporate bonds	35,678	256	(51)	35,883
Other asset-backed	—	23	—	23
Total	$249,350	$9,896	$(16,964)	$242,282

December 31, 2012:
CMBS	$182,828	$4,626	$(16,639)	$170,815
ABS	26,479	1,700	(1,127)	27,052
Corporate Bonds	33,767	111	(178)	33,700
Other asset-backed	—	23	—	23
Total	$243,074	$6,460	$(17,944)	$231,590

(1)	As of March 31, 2013 and December 31, 2012, $192.7 million and $195.2 million, respectively, of securities were pledged as collateral security under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

The following table summarizes the estimated maturities of the Company’s CMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
March 31, 2013:
Less than one year	$46,592	(1)	$50,319	4.30%
Greater than one year and less than five years	131,401		135,955	4.51%
Greater than five years and less than ten years	54,758		53,475	3.42%
Greater than ten years	9,531		9,601	3.70%
Total	$242,282		$249,350	4.19%

December 31, 2012:
Less than one year	$42,618	(1)	$46,522	4.09%
Greater than one year and less than five years	122,509		131,076	4.55%
Greater than five years and less than ten years	61,780		60,801	3.31%
Greater than ten years	4,683		4,675	4.03%
Total	$231,590		$243,074	4.12%

(1)    The Company expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.
The contractual maturities of the CMBS investment securities available-for-sale range from May 2013 to April 2027.  The contractual maturities of the ABS investment securities available-for-sale range from November 2015 to August 2022. The contractual maturities of the corporate bond investment securities available-for-sale range from May 2014 to February 2022 .
The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2013:
CMBS	$42,706	$(893)	$21,498	$(15,308)	$64,204	$(16,201)
ABS	—	—	6,365	(712)	6,365	(712)
Corporate bonds	14,203	(51)	—	—	14,203	(51)
Total temporarily impaired securities	$56,909	$(944)	$27,863	$(16,020)	$84,772	$(16,964)

December 31, 2012:
CMBS	$25,803	$(442)	$38,734	$(16,197)	$64,537	$(16,639)
ABS	—	—	5,961	(1,115)	5,961	(1,115)
Corporate bonds	19,445	(190)	—	—	19,445	(190)
Total temporarily impaired securities	$45,248	$(632)	$44,695	$(17,312)	$89,943	$(17,944)
The Company held 15 and 19 CMBS investment securities available-for-sale that have been in a loss position for more than 12 months as of March 31, 2013 and December 31, 2012, respectively.  The Company held nine ABS investment securities available-for-sale that have been in a loss position for more than 12 months as of March 31, 2013 and December 31, 2012, respectively.  The Company had no corporate bond investment securities available-for-sale that have been in a loss position for more than 12 months as of March 31, 2013 and December 31, 2012. The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

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
At March 31, 2013 and December 31, 2012, the Company held $181.5 million and $170.8 million, respectively, (net of net unrealized losses of $8.4 million and $12.0 million, respectively), of CMBS recorded at fair value.  To determine fair value, the Company uses dealer quotes which are either provided by the Company's trade or financing counterparties (see Note 2).
At March 31, 2013 and December 31, 2012, the Company held $24.8 million and $27.1 million, respectively, (net of net unrealized gains of $1.1 million and $574,000, of ABS recorded at fair value (see Note 2).  To determine their fair value, the Company uses dealer quotes.
At March 31, 2013 and December 31, 2012, the Company held $35.9 million and $33.7 million, respectively, (net of net unrealized gains of $206,000 and losses of $67,000, respectively), of corporate bonds recorded at fair value (see Note 2). To determine their fair value, the Company uses dealer quotes.
 The Company’s securities classified as available-for-sale have increased in fair value on a net basis as of March 31, 2013 as compared to December 31, 2012, primarily due to improving dealer marks and new purchases in 2013. The Company performs an on-going review of third-party reports and updated financial data on the underlying properties in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment. During the three months ended March 31, 2013 and 2012, the Company did not recognize any other-than-temporary impairment on positions that supported the Company's CMBS investment.
During the three months ended March 31, 2013, the Company sold two corporate bond positions with a total par value of $700,000, and recognized a gain of $18,000. During the three months ended March 31, 2012, the Company sold three corporate bond positions with a total par value of $1.4 million, and recognized a gain of $27,000. During the three months ended March 31, 2012, the Company had one corporate bond position redeemed with a total par value of $182,000, and recognized a gain of $39,000. There were no such redemptions during the three months ended March 31, 2013.
Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on CMBS in the Company’s investment portfolio.  At March 31, 2013 and December 31, 2012, the aggregate discount due to interest rate changes exceeded the aggregate premium on the Company’s CMBS by approximately $7.6 million and $8.0 million, respectively.  At March 31, 2013 and December 31, 2012, the aggregate discount on the Company’s ABS portfolio was $2.9 million and $3.1 million, respectively.  There were no premiums on the Company’s ABS investment portfolio at March 31, 2013 and December 31, 2012. At March 31, 2013 and December 31, 2012, the aggregate premium on the Company’s corporate bond portfolio was $425,000 and $608,000, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

NOTE 7 – INVESTMENTS IN REAL ESTATE
The table below summarizes the Company’s investments in real estate (in thousands):

	As of March 31, 2013		As of December 31, 2012
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$42,538	2	$42,179	2
Office property	10,149	1	10,149	1
Hotel property	25,668	1	25,608	1
Subtotal	78,355		77,936
Less: Accumulated depreciation	(3,213)		(2,550)
Investments in real estate	$75,142		$75,386
Acquisitions
During the three months ended March 31, 2013, the Company made no acquisitions. During the year ended December 31, 2012 , the Company foreclosed on one self-originated loan and converted the loan to equity with a fair value of $25.5 million at acquisition. The loan was collateralized by a 179 unit hotel property in Coconut Grove, Florida. The property had a hotel occupancy rate of 75% at acquisition.
The following table is a summary of the aggregate estimated fair value of the assets and liabilities acquired on the respective date of acquisition during the year ended December 31, 2012 (in thousands). There were no such acquisitions during the three months ended March 31, 2013.

Description	December 31, 2012
Assets acquired:
Investments in real estate	$25,500
Cash and cash equivalents	—
Restricted cash	—
Intangible assets	—
Other assets	(89)
Total assets acquired	25,411
Liabilities assumed:
Accounts payable and other liabilities	3,750
Total liabilities assumed	3,750
Estimated fair value of net assets acquired	$21,661

The Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on the new investment in real estate acquired in September 2012. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in the Company's consolidated financial statements retrospectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

NOTE 8 – LOANS HELD FOR INVESTMENT
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
March 31, 2013:
Bank loans (3)	$1,114,684	$(20,501)	$1,094,183
Commercial real estate loans:
Whole loans	552,449	(2,035)	550,414
B notes	16,399	(106)	16,293
Mezzanine loans	82,967	(191)	82,776
Total commercial real estate loans	651,815	(2,332)	649,483
Subtotal loans before allowances	1,766,499	(22,833)	1,743,666
Allowance for loan loss	(16,976)	—	(16,976)
Total	$1,749,523	$(22,833)	$1,726,690

December 31, 2012:
Bank loans (3)	$1,218,563	$(25,249)	$1,193,314
Commercial real estate loans:
Whole loans (4)	569,829	(1,891)	567,938
B notes	16,441	(114)	16,327
Mezzanine loans	82,992	(206)	82,786
Total commercial real estate loans	669,262	(2,211)	667,051
Subtotal loans before allowances	1,887,825	(27,460)	1,860,365
Allowance for loan loss	(17,691)	—	(17,691)
Total	$1,870,134	$(27,460)	$1,842,674

(1)
Amounts include deferred amendment fees of $375,000 and $450,000 and deferred upfront fees of $310,000 and $334,000 being amortized over the life of the bank loans as of March 31, 2013 and December 31, 2012, respectively.  Amounts include loan origination fees of $2.0 million and $1.9 million and loan extension fees of $194,000 and $214,000 being amortized over the life of the commercial real estate loans as of March 31, 2013 and December 31, 2012, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2013 and December 31, 2012, respectively.

(3)	Amounts include $18.2 million and $14.9 million of bank loans held for sale at March 31, 2013 and December 31, 2012, respectively.

(4)	Amount includes $34.0 million from two whole loans which are classified as loans held for sale at December 31, 2012.
At March 31, 2013 and December 31, 2012, approximately 48.1% and 47.7%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 8.1% and 7.9%, respectively, in Arizona; and approximately 11.0% and 11.1%, respectively, in Texas.  At March 31, 2013 and December 31, 2012, approximately 14.2% and 13.2%, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.
At March 31, 2013, the Company’s bank loan portfolio consisted of $1.1 billion (net of allowance of $7.8 million) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.5% and three month LIBOR plus 10.5% with maturity dates ranging from December, 2013 to March, 2021.
At December 31, 2012, the Company’s bank loan portfolio consisted of $1.2 billion (net of allowance of $9.7 million) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.5% and three month LIBOR plus 8.8% with maturity dates ranging from August, 2013 to January, 2021.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

The following is a summary of the weighted average life of the Company’s bank loans, at amortized cost (in thousands):

	March 31, 2013	December 31, 2012
Less than one year	$31,046	$10,028
Greater than one year and less than five years	687,786	821,568
Five years or greater	375,351	361,718
	$1,094,183	$1,193,314
The following is a summary of the Company’s commercial real estate loans held for investment (dollars in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
March 31, 2013:
Whole loans, floating rate (1) (5)	35	$550,414	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,293	8.68%	April 2016
Mezzanine loans, floating rate	2	15,848	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (7)	3	66,928	0.50% to 20.00%	September 2014 to September 2019
Total (2)	41	$649,483

December 31, 2012:
Whole loans, floating rate (1) (4) (5) (6)	37	$567,938	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,327	8.68%	April 2016
Mezzanine loans, floating rate	2	15,845	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (7)	3	66,941	0.50% to 20.00%	September 2014 to September 2019
Total (2)	43	$667,051

(1)
Whole loans had $9.5 million and $8.9 million in unfunded loan commitments as of March 31, 2013 and December 31, 2012, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan loss of $9.2 million and $8.0 million as of March 31, 2013 and December 31, 2012, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	Floating rate whole loans include a $2.0 million portion of a whole loan that has a fixed rate of 15.0% as of December 31, 2012.

(5)	Floating rate whole loans include a $1.0 million preferred equity tranche of a whole loan that has a fixed rate of 10.0% as of March 31, 2013 and December 31, 2012, respectively.

(6)	Amount includes $34.0 million from two whole loans that are classified as loans held for sale at December 31, 2012.

(7)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

The following is a summary of the weighted average life of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2013	2014	2015 and Thereafter	Total
March 31, 2013:
B notes	$—	$—	$16,293	$16,293
Mezzanine loans	5,331	20,710	56,735	82,776
Whole loans	3,312	—	547,102	550,414
Total (1)	$8,643	$20,710	$620,130	$649,483

December 31, 2012:
B notes	$—	$—	$16,327	$16,327
Mezzanine loans	5,328	20,694	56,764	82,786
Whole loans	71,799	—	496,139	567,938
Total (1)	$77,127	$20,694	$569,230	$667,051

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.
The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
March 31, 2013:
B notes	$219	1.29%
Mezzanine loans	914	5.38%
Whole loans	8,022	47.26%
Bank loans	7,821	46.07%
Total	$16,976

December 31, 2012:
B notes	$206	1.17%
Mezzanine loans	860	4.85%
Whole loans	6,920	39.12%
Bank loans	9,705	54.86%
Total	$17,691
As of March 31, 2013, the Company had recorded an allowance for loan losses of $17.0 million consisting of a $7.8 million allowance on the Company’s bank loan portfolio and a $9.2 million allowance on the Company’s commercial real estate portfolio as a result of the provisions taken on five bank loans and one commercial real estate loan as well as the maintenance of a general reserve with respect to these portfolios.  The whole loan allowance increased $1.1 million from $6.9 million as of December 31, 2012 to $8.0 million as of March 31, 2013.  This increase is the result of a specific provision taken on one commercial real estate loan.
As of December 31, 2012, the Company had recorded an allowance for loan losses of $17.7 million consisting of a 9.7 million allowance on the Company’s bank loan portfolio and a $8.0 million allowance on the Company’s commercial real estate portfolio as a result of the impairment of one bank loan and four commercial real estate loans as well as the maintenance of a general reserve with respect to these portfolios.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

NOTE 9 – INVESTMENTS IN UNCONSOLIDATED ENTITIES
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into a SPA with Eos Partners, L.P.  In exchange for its prior interest in LCC, the Company received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC.  The Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LCC as a result of the transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. The Company recorded a loss of $2.2 million in conjunction with the transaction.  On January 18, 2013, the Company entered into another stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock for $3.7 million, increasing the Company's fully-diluted basis assuming conversion to 27.5%. The Company’s interest in the investment is accounted for under the equity method.  The Company recorded a loss of $336,000 for the three months ended March 31, 2013 which was recorded in equity in (losses) earnings of unconsolidated subsidiaries on the consolidated statement of income. The Company recorded no income or losses for the three months ended March 31, 2012. The Company’s investment in LCC was valued at $36.4 million and $33.1 million as of March 31, 2013 and December 31, 2012, respectively.
The Company has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, RCT I and RCT II.  The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  The Company does not have the power to direct the activities of either trust, nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these trusts.  Therefore, the Company is not deemed to be the primary beneficiary of either trust and they are not consolidated into the Company’s consolidated financial statements.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three months ended March 31, 2013 and 2012, the Company recognized $593,000 and $631,000, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $47,000 and $45,000, respectively, of amortization of deferred debt issuance costs.  The Company will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company's interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value (see Note 3).  The Company acquired the membership interests for $2.1 million. The agreement requires the Company to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  RREM, an affiliate of Resource America, acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the three months ended March 31, 2013 and 2012 , the Company paid RREM management fees of $8,000 and $12,000, respectively. For the three months ended March 31, 2013 and 2012, the Company recorded losses of $113,000 and a gain of $1.1 million, respectively, which was recorded in equity in (losses) earnings of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $1.7 million and $2.3 million at March 31, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet using the equity method.
On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  The Company purchased a 7.5% equity interest in the venture. RREM, was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable (see Note 3).  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1.0% of outstanding contributions. The Company incurred fees payable to RREM of $16,000 during the three months ended March 31, 2013. There were no such fees for the three months ended March 31, 2012. For the three months ended March 31, 2013, the Company recorded earnings of $24,000, which were recorded in equity in (losses) earnings of unconsolidated subsidiaries on the consolidated statement of income.  There was no such income for the three months ended March 31, 2012. The investment balance of $550,000 and $526,000 at March 31, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet using the equity method. The Company will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

NOTE 10 –FINANCING RECEIVABLES
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Loans Receivable-Related Party	Total
March 31, 2013:
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$17,691
Provision (benefit) for loan loss	1,261	(219)	—	1,042
Loans charged-off	(92)	(1,665)	—	(1,757)
Allowance for losses at March 31, 2013	$9,155	$7,821	$—	$16,976
Ending balance:
Individually evaluated for impairment	$3,311	$2,607	$—	$5,918
Collectively evaluated for impairment	$5,844	$5,214	$—	$11,058
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$180,262	$3,896	$7,860	$192,018
Collectively evaluated for impairment	$469,221	$1,090,287	$—	$1,559,508
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

December 31, 2012:
Allowance for Loan Losses:
Allowance for losses at January 1, 2012	$24,221	$3,297	$—	$27,518
Provision for loan loss	5,225	11,593	—	16,818
Loans charged-off	(21,460)	(5,185)	—	(26,645)
Allowance for losses at December 31, 2012	$7,986	$9,705	$—	$17,691
Ending balance:
Individually evaluated for impairment	$2,142	$3,236	$—	$5,378
Collectively evaluated for impairment	$5,844	$6,469	$—	$12,313
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$177,055	$4,688	$8,324	$190,067
Collectively evaluated for impairment	$489,996	$1,187,875	$—	$1,677,871
Loans acquired with deteriorated credit quality	$—	$751	$—	$751

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2013
Bank loans	$979,854	$43,387	$32,626	$16,270	$3,896	$18,150	$1,094,183

As of December 31, 2012
Bank loans	$1,095,148	$33,677	$27,837	$16,318	$5,440	$14,894	$1,193,314
All of the Company’s bank loans are performing with the exception of four loans with an amortized cost of $3.9 million as of March 31, 2013. There were no additional defaults during the three months ended March 31, 2013. As of December 31, 2012, all of the Company's bank loans were performing with the exception of five loans with an amortized cost of $5.4 million, one of which defaulted as of December 31, 2012, three of which defaulted as of March 31, 2012 (including a loan acquired with deteriorated credit quality as a result of the acquisition of Whitney CLO I), and one of which defaulted on December 31, 2011.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of March 31, 2013
Whole loans	$497,052	$—	$53,362	$—	$—	$550,414
B notes	16,293	—	—	—	—	16,293
Mezzanine loans	44,704	—	38,072	—	—	82,776
	$558,049	$—	$91,434	$—	$—	$649,483

As of December 31, 2012
Whole loans	$427,456	$—	$106,482	$—	$34,000	$567,938
B notes	16,327	—	—	—	—	16,327
Mezzanine loans	38,296	—	44,490	—	—	82,786
	$482,079	$—	$150,972	$—	$34,000	$667,051
All of the Company’s commercial real estate loans were performing as of March 31, 2013 and December 31, 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
March 31, 2013:
Whole loans	$—	$—	$—	$—	$550,414	$550,414	$—
B notes	—	—	—	—	16,293	16,293	—
Mezzanine loans	—	—	—	—	82,776	82,776	—
Bank loans	—	1,553	2,343	3,896	1,090,287	1,094,183	—
Loans receivable- related party	—	—	—	—	7,860	7,860	—
Total loans	$—	$1,553	$2,343	$3,896	$1,747,630	$1,751,526	$—

December 31, 2012:
Whole loans	$—	$—	$—	$—	$567,938	$567,938	$—
B notes	—	—	—	—	16,327	16,327	—
Mezzanine loans	—	—	—	—	82,786	82,786	—
Bank loans	1,549	—	3,891	5,440	1,187,874	1,193,314	—
Loans receivable- related party	—	—	—	—	8,324	8,324	—
Total loans	$1,549	$—	$3,891	$5,440	$1,863,249	$1,868,689	$—

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

Impaired Loans
The following tables show impaired loans indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2013:
Loans without a specific valuation allowance:
Whole loans	$116,628	$116,628	$—	$115,037	$4,515
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$675
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$6,289	$6,289	$—	$—	$178
Loans with a specific valuation allowance:
Whole loans	$24,313	$24,313	$(3,313)	$22,872	$995
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,896	$3,896	$(2,607)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$140,941	$140,941	$(3,313)	$137,909	$5,510
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	675
Bank loans	3,896	3,896	(2,607)	—	—
Loans receivable - related party	6,289	6,289	—	—	178
	$189,198	$189,198	$(5,920)	$175,981	$6,363

December 31, 2012:
Loans without a specific valuation allowance:
Whole loans	$115,841	$115,841	$—	$114,682	$3,436
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$367
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$6,754	$6,754	$—	$—	$851
Loans with a specific valuation allowance:
Whole loans	$23,142	$23,142	$(2,142)	$22,576	$801
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$5,440	$5,440	$(3,236)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$138,983	$138,983	$(2,142)	$137,258	$4,237
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	6,754	6,754	—	—	851
	$189,249	$189,249	$(5,378)	$175,330	$5,455

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Quarter Ended March 31, 2013:
Whole loans	6	$153,958	$136,672
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party (1)	1	7,797	7,797
Total loans	8	$199,827	$182,541

Quarter Ended March 31, 2012:
Whole loans	4	$133,955	$115,894
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable	—	—	—
Loans receivable - related party	1	7,797	7,797
Total loans	5	$141,752	$123,691

(1)	Loans receivable - related party has received paydowns for the three months ended March 31, 2013 and currently has an outstanding balance of $6.3 million as of March 31, 2013.
As of March 31, 2013 and March 31, 2012, there were no troubled-debt restructurings that subsequently defaulted.
NOTE 11 – INTANGIBLE ASSETS
Intangible assets represent identifiable intangible assets acquired as a result of the Company’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  The Company amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  The Company evaluates intangible assets for impairment as events and circumstances change.  In October 2012, the Company purchased 66.6% of preferred equity of one of the RCAM CLOs. As a result of this transaction and consolidation of Whitney CLO I, the Company wrote-off the unamortized balance of $2.6 million, the intangible asset associated with this CLO, which was recorded in gain/(loss) on consolidation in the consolidated statement of income. Due to a 2013 event whereby a second CLO liquidated, the Company accelerated the amortization of the remaining balance of its intangible asset and recorded a $657,000 charge to depreciation and amortization on the consolidated statement of income. The Company expects to record amortization expense on intangible assets of approximately $1.9 million for the year ended December 31, 2013, and $1.8 million for the years ended December 31, 2014, 2015, 2016 and 2017.  The weighted average amortization period was 8.5 years and 8.7 years at March 31, 2013 and December 31, 2012, respectively and the accumulated amortization was $11.0 million and $10.5 million at March 31, 2013 and December 31, 2012, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

The following table summarizes intangible assets at March 31, 2013 and December 31, 2012 (in thousands).

	Beginning Balance	Accumulated Amortization	Net Asset
March 31, 2013:
Investment in RCAM	$21,213	$(8,624)	$12,589
Investments in real estate:
In-place leases	2,461	(2,394)	67
Above (below) market leases	29	(25)	4
	2,490	(2,419)	71
Total intangible assets	$23,703	$(11,043)	$12,660

December 31, 2012:
Investment in RCAM	$21,213	$(8,108)	$13,105
Investments in real estate:
In-place leases	2,461	(2,379)	82
Above (below) market leases	29	(24)	5
	2,490	(2,403)	87
Total intangible assets	$23,703	$(10,511)	$13,192
For the three months ended March 31, 2013 and 2012, the Company recognized $1.4 million and $1.9 million, respectively of fee income related to the investment in RCAM.
NOTE 12 – BORROWINGS
The Company historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to the Company’s borrowings at March 31, 2013 and December 31, 2012 is summarized in the following table (in thousands, except percentages):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
March 31, 2013:
RREF CDO 2006-1 Senior Notes (1)	$116,220	1.64%	33.4 years	$200,401
RREF CDO 2007-1 Senior Notes (2)	199,233	0.83%	33.5 years	344,963
Apidos CDO I Senior Notes (3)	174,493	1.14%	4.3 years	189,304
Apidos CDO III Senior Notes (4)	193,248	0.80%	7.2 years	204,281
Apidos Cinco CDO Senior Notes (5)	320,699	0.80%	7.1 years	345,983
Apidos CLO VIII Senior Notes (6)	301,606	2.13%	8.6 years	353,860
Apidos CLO VIII Securitized Borrowings (11)	19,576	15.27%	8.6 years	—
Whitney CLO I Senior Notes(10)	144,190	1.85%	3.9 years	164,267
Whitney CLO I Securitized Borrowings (11)	5,749	9.09%	3.9 years	—
Unsecured Junior Subordinated Debentures (7)	50,861	4.24%	23.4 years	—
Repurchase Agreements (8)	110,365	2.19%	18 days	148,545
Mortgage Payable (9)	13,600	4.15%	5.3 years	18,100
Total	$1,649,840	1.66%	11.9 years	$1,969,704

December 31, 2012:
RREF CDO 2006-1 Senior Notes (1)	$145,664	1.42%	33.6 years	$295,759
RREF CDO 2007-1 Senior Notes (2)	225,983	0.81%	33.8 years	292,980
Apidos CDO I Senior Notes (3)	202,969	1.07%	4.6 years	217,745
Apidos CDO III Senior Notes (4)	221,304	0.80%	7.5 years	232,655
Apidos Cinco CDO Senior Notes (5)	320,550	0.82%	7.4 years	344,105
Apidos CLO VIII Senior Notes (6)	300,951	2.16%	8.8 years	351,014
Apidos CLO VIII Securitized Borrowings (11)	20,047	15.27%	8.8 years	—
Whitney CLO I Senior Notes(10)	171,555	1.82%	4.2 years	191,704
Whitney CLO I Securitized Borrowings (11)	5,860	9.50%	4.2 years	—
Unsecured Junior Subordinated Debentures (7)	50,814	4.26%	23.7 years	—
Repurchase Agreements (8)	106,303	2.28%	18 days	145,234
Mortgage Payable (9)	13,600	4.17%	5.6 years	18,100
Total	$1,785,600	1.62%	12.5 years	$2,089,296

(1)
Amount represents principal outstanding of $116.7 million and $146.4 million less unamortized issuance costs of $499,000 and $728,000 as of March 31, 2013 and December 31, 2012, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $200.4 million and $227.4 million less unamortized issuance costs of $1.1 million and $1.4 million as of March 31, 2013 and December 31, 2012, respectively.  This CDO transaction closed in June 2007.

(3)
Amount represents principal outstanding of $174.6 million and $203.2 million less unamortized issuance costs of $148,000 and $274,000 as of March 31, 2013 and December 31, 2012, respectively.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $193.7 million and $222.0 million less unamortized issuance costs of $474,000 and $659,000 as of March 31, 2013 and December 31, 2012, respectively.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million and $322.0 million less unamortized issuance costs of $1.3 million and $1.5 million as of March 31, 2013 and December 31, 2012, respectively.  This CDO transaction closed in May 2007.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

(6)
Amount represents principal outstanding of $317.6 million and $317.6 million, less unamortized issuance costs of $4.5 million and $4.7 million, and less unamortized discounts of $11.5 million and $11.9 million as of March 31, 2013 and December 31, 2012, respectively.  This CDO transaction closed in October 2011.

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(8)
Amount represents principal outstanding of $44.1 million and $47.5 million less unamortized deferred debt costs of $117,000 and $23,000 and accrued interest costs of $24,000 and $37,000 related to CMBS repurchase facilities as of March, 2013 and December 31, 2012, respectively, and principal outstanding of $64.4 million and $59.1 million less unamortized deferred debt costs of $219,000 and $348,000 and accrued interest costs of $87,000 and $79,000 related to CRE repurchase facilities as of March, 2013 and December 31, 2012. Amount does not reflect CMBS repurchase agreement borrowings that are components of Linked Transactions. At March, 2013 and December 31, 2012, the Company had repurchase agreements of $53.6 million and $20.4 million, respectively, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 20).

(9)	Amount represents principal outstanding of $13.6 million as of March 31, 2013 and December 31, 2012, respectively. This real estate transaction closed in August 2011.

(10)
Amount represents principal outstanding of $146.3 million less unamortized discounts of $2.1 million as of December 31, 2012 . In October 2012 the Company purchased a $20.9 million equity interest in Whitney CLO I which represents 66.6% of the outstanding preference shares. The transaction gave the Company a controlling interest in the CLO.

(11)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes and the Whitney CLO I Senior Notes, respectively.
Collateralized Debt Obligations
Resource Real Estate Funding CDO 2007-1
In June 2007, the Company closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2013, $41.6 million of Class A-1 notes have been paid down.
The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes accrued a commitment fee at a rate per annum equal to 0.18%, the drawn balance bore interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.83% and 0.81% at March 31, 2013 and December 31, 2012, respectively.
There was no repurchase of notes in RREF CDO 2007-1 during the three months ended March 31, 2013.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Resource Real Estate Funding CDO 2006-1
In August 2006, the Company closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class J senior notes (rated BB: Fitch) and class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2013, $75.4 million, respectively, of Class A-1 notes have been paid down.
The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of the Company’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.64% and 1.42% at March 31, 2013 and December 31, 2012, respectively.
There was no repurchase of notes in RREF CDO 2006-1 during the three months ended March 31, 2013.
As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Whitney CLO I
In February 2011, the Company acquired the rights to manage the assets held by Whitney CLO I. In October 2012, the Company purchased a $20.9 million preferred equity interest at a discount of 42.5% which represents 66.6% of the outstanding preference shares in Whitney CLO I. Based upon that purchase, the Company determined that it had a controlling interest and consolidated Whitney CLO I. The preferred equity interest is subordinated in right of payment to all other securities issued by Whitney CLO I.
The balance of senior notes issued to investors when the Company acquired a controlling interest in October 2012 were as follows: (i) $48.8 million of class A-1L notes bearing interest at LIBOR plus 0.32%; (ii) $26.5 million of class A-1LA notes bearing interest at LIBOR plus 0.29%; (iii) $36.5 million of class A-1LB notes bearing interest at LIBOR plus 0.45%; (iv) $19.75 million of class A-2F notes bearing interest at LIBOR plus 5.19%; (v) $15.0 million of class A-2L notes bearing interest at LIBOR plus 0.57%; (vi) $25.0 million of class A-3L notes bearing interest at LIBOR plus 1.05%; (vii) $23.5 million of class B-1LA notes bearing interest at LIBOR plus 2.1%; (viii) $14.36 million of class B-1LB notes bearing interest at LIBOR plus 1.0%. All of the notes issued mature on March 1, 2017. The Company has the right to call the notes anytime after March 1, 2009 until maturity in March 2017. The weighted average interest rate on all notes was 1.85% at March 31, 2013 and December 31, 2012, respectively. The reinvestment period for Whitney CLO I ended in March 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down. Since October 2012, $27.6 million of Class A-1L, $26.5 million of Class A-1LA notes and of $9.1 million Class A-1LB notes have been paid down.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
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
The senior notes issued to investors by Apidos CLO VIII consist of the following classes: (i) $231.2 million of class A-1 notes bearing interest at LIBOR plus 1.50%; (ii) $35.0 million of class A-2 notes bearing interest at LIBOR plus 2.00%; (iii) $17.3 million of class B-1 notes bearing interest at LIBOR plus 2.50%; (iv) $6.8 million of class B-2 notes bearing interest at LIBOR plus 2.50%; (v) $14.1 million of class C notes bearing interest at LIBOR plus 3.10% and (vi) $13.2 million of class D notes bearing interest at LIBOR plus 4.50%. All of the notes issued mature on October 17, 2021, although the Company has the right to call the notes anytime from October 17, 2013 until maturity.  The weighted average interest rate on all notes was 2.13% and 2.16% at March 31, 2013 and December 31, 2012, respectively.
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
The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.80% and 0.82% at March 31, 2013 and December 31, 2012, respectively.
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
The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although the Company has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.80% and 0.80% at March 31, 2013 and December 31, 2012, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2013, $68.8 million of Class A-1 notes have been paid down.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
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
The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $259.5 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.14% and 1.07% and at March 31, 2013 and December 31, 2012, respectively. The reinvestment period for Apidos CDO I ended in July 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2013, $144.9 million of Class A-1 Notes have been paid down.
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
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at March 31, 2013 were $334,000 and $353,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2012 were $358,000 and $377,000, respectively.  The rates for RCT I and RCT II, at March 31, 2013, were 4.23% and 4.25%, respectively.  The rates for RCT I and RCT II, at December 31, 2012, were 4.26% and 4.26%, respectively.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

Repurchase and Credit Facilities
CMBS – Term Repurchase Facility
In February 2011, the registrant's wholly-owned subsidiaries, RCC Commercial Inc. and RCC Real Estate, Inc.(collectively, the "RCC Subsidiaries"), entered into a master repurchase and securities contract (the “Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the Facility, from time to time, the parties may enter into transactions in which the RCC Subsidiaries and Wells Fargo agree to transfer from the RCC Subsidiaries to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the “Assets”) against the transfer of funds by Wells Fargo to the RCC Subsidiaries, with a simultaneous agreement by Wells Fargo to transfer back to the RCC Subsidiaries such Assets at a date certain or on demand, against the transfer of funds from the RCC Subsidiaries to Wells Fargo.  The maximum amount of the Facility is $100.0 million which has a two year term with a one year option to extend, and an interest rate equal to the one-month LIBOR plus 1.29% plus a .25% initial structuring fee and a .25% extension fee upon exercise. On February 1, 2013, the Companies exercised the option to extend the CMBS Term Repurchase Facility for a period of one year. The RCC Subsidiaries will enter into interest rate swaps and cap agreements to mitigate interest rate risk under the Facility.
The Facility contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, and the institution of bankruptcy or insolvency proceedings that remain unstayed.  The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the RCC Subsidiaries to repay the purchase price for purchased assets.
 The Facility also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, Wells Fargo may require the RCC Subsidiaries to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.
 Under the terms of the Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “ 2011 Guaranty”), the the Company agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RCC Subsidiaries to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RCC Subsidiaries with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty  includes covenants that, among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate and RCC Commercial were in compliance with all debt covenants as of March 31, 2013.
At March 31, 2013, RCC Real Estate and RCC Commercial had borrowed $44.1 million (net of $117,000 of deferred debt issuance costs), all of which the RCC Subsidiaries had guaranteed.  At March 31, 2013, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $52.3 million and a weighted average interest rate of one-month LIBOR plus 1.30%, or 1.48%.  At December 31, 2012, RCC Real Estate had borrowed $42.5 million (net of $23,000 of deferred debt issuance costs), all of which the RCC Subsidiaries had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $51.4 million and a weighted average interest rate of one-month LIBOR plus 1.30%, or 1.53%. At March 31, 2013 and December 31, 2012, the Company also had repurchase agreements of $15.7 million and $20.4 million, respectively, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table. (See Note 20).
The following table shows information about the amount at risk under this facility (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2013:
Wells Fargo Bank, National Association.(2)	$10,345	18	1.48%

December 31, 2012:
Wells Fargo Bank, National Association.(2)	$10,722	18	1.53%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$13.3 million and $12.2 million of linked repurchase agreement borrowings are being included as derivative instruments as of March 31, 2013 and December 31, 2012, respectively, (see Note 20).
CRE – Term Repurchase Facility
On February 27, 2012, the Company entered into a master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the origination of commercial real estate loans.  The facility has a maximum amount of $150.0 million and an initial 18 month term with two one year options to extend.  The Company paid an origination fee of 37.5 basis points (0.375%).  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At March 31, 2013, RCC Real Estate had borrowed $64.1 million (net of $219,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At March 31, 2013, borrowings under the repurchase agreement were secured by several commercial real estate loans with an estimated fair value of $93.1 million and a weighted average interest rate of one-month LIBOR plus 2.50%, or 2.70%. At December 31, 2012, RCC Real Estate had borrowed $58.8 million (net of $348,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by several commercial real estate loans with an estimated fair value of $85.4 million and a weighted average interest rate of one-month LIBOR plus 2.67%, or 2.88%. On April 2, 2013, RCC Real Estate entered into an amendment of its existing commercial real estate credit facility with Wells Fargo Bank, N.A. The amendment increases the size of the facility to $250 million and extends the current term of the facility to February of 2015 and provides two additional one year extension options at RSO's discretion. RCC Real Estate paid an additional structuring fee of $101,000 and an extension fee of $938,000 in connection with the amendment and will amortize the additional fees over the term of the extension.
This Facility contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, and the institution of bankruptcy or insolvency proceedings that remain unstayed.  The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the Companies to repay the purchase price for purchased assets.
 This Facility also contains margin call provisions relating to a decline in the market value of an security. Under these circumstances, Wells Fargo may require the Company to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

Under the terms of this Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “2012 Guaranty”), the Company agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the Companies to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Companies with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty  includes covenants that, among other things, limit the registrant's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of March 31, 2013.
The following table shows information about the amount at risk under the facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2013:
Wells Fargo Bank, National Association.	$28,831	18	2.70%

December 31, 2012:
Wells Fargo Bank, National Association.	$26,332	18	2.88%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

CRE - Repurchase Facility
On March 8, 2005, the Company entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of commercial real estate loans. The Company guaranteed RCC Real Estate's performance of its obligations under the repurchase agreement. There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of one-month LIBOR plus 3.25%.   The Company had repaid all borrowings under this agreement as of March 31, 2013.
Short-Term Repurchase Agreements
On March 8, 2005, the Company entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of CMBS and commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.   At March 31, 2013, RCC Real Estate had borrowed $9.9 million, all of which the Company had guaranteed.  At March 31, 2013, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $15.2 million and a weighted average interest rate of one-month LIBOR plus 1.08%, or 1.28%.  At December 31, 2012, RCC Real Estate had borrowed $3.1 million, all of which the Company had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $5.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2013:
Deutsche Bank Securities, Inc.	$5,360	15	1.28%

December 31, 2012:
Deutsche Bank Securities, Inc.	$2,069	7	1.46%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
On February 14, 2012, the Company entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date with monthly resets of interest rates.  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At March 31, 2013, RCC Real Estate had borrowed $19.0 million, all of which the Company had guaranteed.  At March 31, 2013, borrowings under the repurchase agreement were secured by seven CMBS bonds with an estimated fair value of $27.4 million and a weighted average interest rate of one-month LIBOR plus 1.05%, or 1.25%. At December 31, 2012, RCC Real Estate had borrowed $5.4 million, all of which the Company had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by two CMBS bonds with an estimated fair value of $8.5 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2013:
Wells Fargo Securities, LLC(2)	$8,837	1	1.25%
December 31, 2012:
Wells Fargo Securities, LLC(2)	$1,956	28	1.46%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$16.8 million and $3.5 million of linked repurchase agreement borrowings are being included as derivative instruments as of March 31, 2013 and December 31, 2012. (See Note 20).

On November 6, 2012, the Company entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity with monthly resets of interest rates.  At March 31, 2013, RCC Real Estate had borrowed $13.5 million, all of which the Company had guaranteed.  At March 31, 2013, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $20.2 million and a weighted average interest rate of one-month LIBOR plus 0.86%, or 1.07%.  At December 31, 2012, RCC Real Estate had borrowed $4.7 million, all of which the Company had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $7.2 million and a weighted average interest rate of one-month LIBOR plus 0.80%, or 1.01%.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2013:
JP Morgan Securities, LLC (2)	$6,965	16	1.07%

December 31, 2012:
JP Morgan Securities, LLC (2)	$2,544	11	1.01%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$13.5 million and $4.7 million of linked repurchase agreement borrowings are being included as derivative instruments as of March 31, 2013 and December 31, 2012. (See Note 20).
Mortgage Payable
On August 1, 2011, the Company, through RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.  In conjunction with the purchase of the property, the Company entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bears interest at a rate of one-month LIBOR plus 3.95%.  As of March 31, 2013 and December 31, 2012 the borrowing rate was 4.15% and 4.17%, respectively.
NOTE 13 – SHARE ISSUANCE AND REPURCHASE
On March 15, 2013, the Company and Resource Capital Manager entered into an At-the-Market Issuance Sales Agreement with MLV & Co, LLC ("MLV") to sell up to 1,500,000 shares of its 8.25% Series B Cumulative Redeemable Preferred Stock from time to time through an "at the market" equity offering program under which MLV will act as sales agent. As of March 31, 2013, 251,294 shares have been issued under this agreement at a weighted average offering price of $25.02. This agreement superseded the November 19, 2012 agreement with MLV.
Under the previous agreement, MLV had agreed to sell up to 1,000,000 shares the Company's 8.25% Series B Cumulative Redeemable Preferred Stock from time to time. During the three months ended March 31, 2013, 873,102 shares had been issued under this agreement at a weighted average offering price of $24.76. As of March 31, 2013, all shares under this agreement have been issued.
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company is authorized to issue up to 20.0 million shares of common stock.  Under this plan, the Company issued 5,964 shares during the three months ended March 31, 2013 at a weighted-average net share price of $6.80 per share and received proceeds of $41,000 (net of costs). This plan superseded the February 2012 plan.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

Under a dividend reinvestment plan authorized by the board of directors on February 16, 2012, the Company is authorized to issue up to 15.0 million shares of common stock.  Under this plan, the Company issued 2,899,708 shares during the three months ended March 31, 2013 at a weighted-average net share price of $6.20 per share and received proceeds of $18.0 million (net of costs).
NOTE 14 – SHARE-BASED COMPENSATION
The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2013	19,509	3,288,834	3,308,343
Issued	33,219	2,000	35,219
Vested	(19,509)	(285,969)	(305,478)
Forfeited	—	—	—
Unvested shares as of March 31, 2013	33,219	3,004,865	3,038,084
The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the three months ended March 31, 2013 and 2012, including the grant date fair value of shares issued to the Company’s six non-employee directors, was $233,000 and $2.1 million, respectively.
On February 1, 2013, March 8, 2013 and March 12, 2013, the Company issued 3,582, 13,572 and 16,065 shares of restricted common stock, respectively, under its Amended and Restated 2007 Omnibus Equity Compensation Plan to the Company’s non-employee directors as part of their annual compensation.  These shares vest in full on the first anniversary of the date of grant.
On March 21, 2013, the Company issued 2,000 shares of restricted common stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on March 21, 2014.  The balance will vest 33.3% annually thereafter through March 21, 2016.
In connection with a grant of restricted common stock made on August 25, 2011, the Company agreed to issue up to 336,000 additional shares of common stock if certain loan origination performance thresholds are achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of three annual measurement periods beginning April 1, 2011.  The agreement also provides dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant will be paid at the end of each annual measurement period if the performance criteria are met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company will not record the dividend equivalent rights until earned.  On March 30, 2012, the first annual measurement period ended and 112,000 shares were earned on April 1, 2013.  These shares will vest over the subsequent 18 months at the rate of one-sixth per quarter.  In addition, $168,000 of accrued dividend equivalent rights were earned.  At March 31, 2013, there was an additional $190,400 of dividends payable upon achievement of the performance criteria.  If earned, any future performance shares issued will vest over the subsequent 18 months at the rate of one-sixth per quarter.
The following table summarizes the status of the Company’s unvested stock options as of March 31, 2013:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	26,667	$6.40
Granted	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2013	26,667	$6.40
The following table summarizes the status of the Company’s vested stock options as of March 31, 2013:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2013	614,999	$14.80
Vested	—	$—
Exercised	—
Forfeited	—
Unvested at March 31, 2013	614,999	$14.80	0	$51
There were no options granted during the three months ended March 31, 2013 and 2012.  The outstanding stock options have a weighted average remaining contractual term of three years.
For the three months ended March 31, 2013 and 2012, the components of equity compensation expense were as follows (in thousands):

	March 31,
	2013	2012
Options granted to Manager and non-employees	7	3
Restricted shares granted to Manager and non-employees	3,550	837
Restricted shares granted to non-employee directors	34	28
Total equity compensation expense	3,591	868
During the three months ended March 31, 2013, the Manager received 110,639 shares as incentive compensation valued at $2.0 million pursuant to the Management Agreement.  The Manager did not receive any incentive management fee for the three months ended March 31, 2012. The incentive management fee is paid one quarter in arrears.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of March 31, 2013.  All awards are discretionary in nature and subject to approval by the Compensation Committee.
NOTE 15 –EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Basic:
Net income allocable to common shares	$11,526	$14,481
Weighted average number of shares outstanding	104,224,083	81,201,791
Basic net income per share	$0.11	$0.18

Diluted:
Net income allocable to common shares	$11,526	$14,481
Weighted average number of shares outstanding	104,224,083	81,201,791
Additional shares due to assumed conversion of dilutive instruments	1,102,531	691,196
Adjusted weighted-average number of common shares outstanding	105,326,614	81,892,987
Diluted net income per share	$0.11	$0.18
Potentially dilutive shares relating to 601,666 and 641,666 options for the three months ended March 31, 2013 and 2012, respectively, were not included in the calculation of diluted net income per share because the effect was anti-dilutive.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table, which is presented gross of tax, presents the changes in each component of accumulated other comprehensive income for the three months ended March 31, 2013 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Net unrealized (loss) gain
January 1, 2013	$(15,595)	$(11,483)	$(27,078)
Other comprehensive gain before reclassifications	1,334	4,541	5,875
Amounts reclassified from accumulated other comprehensive income	(627)	55	(572)
Net current-period other comprehensive income	707	4,596	5,303
March 31, 2013	$(14,888)	$(6,887)	$(21,775)
NOTE 17 – RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  At March 31, 2013, Resource America owned 2,781,403 shares, or 2.6%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase common stock.
The Company is managed by the Manager, which is an affiliate of Resource America, pursuant to a management agreement that provides for both base and incentive management fees.  For the three months ended March 31, 2013 and 2012, the Manager earned base management fees of approximately $2.5 million and $1.9 million, respectively, and incentive management fees of $0.0 and $1.7 million, respectively.  The Company also reimburses the Manager and Resource America for expenses, including the expense of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  For the three months ended March 31, 2013 and 2012, the Company paid the Manager $888,000 and $597,000, respectively, as expense reimbursements. In conjunction with the Company's June 2012 Series A preferred stock offering, the management agreement was amended and restated on June 14, 2012 to include the Company’s preferred shares in addition to its common shares for purposes of calculating the Company’s management fees.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains/(losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds and established a management fee of 20% of the amount by which the net profits exceed the preferred return.  During the three months ended March 31, 2013 and 2012, RCM earned $266,000 and $793,000 in management fees, respectively.  The Company has reinvested gains from its activity and holds $32.9 million in fair market value of trading securities as of March 31, 2013, an increase of $8.1 million from $24.8 million at fair market value as of December 31, 2012.  In addition, the Company and RCM have established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  During the three months ended March 31, 2013 and 2012, RCM earned $35,000 and $113,000, respectively, as its share of the net profits as defined in the Investment Management Agreement.
At March 31, 2013, the Company was indebted to the Manager for $1.3 million, comprised of base management fees of $860,000 and expense reimbursements of $453,000.  At December 31, 2012, the Company was indebted to the Manager for $3.8 million, comprised of base management fees of $833,000 incentive management fees of $2.6 million and expense reimbursements of $307,000. At March 31, 2013, the Company was indebted to RCM, under the Company’s Investment Management Agreement for $410,000, comprised of incentive management fees of $266,000 and expense reimbursements of $144,000. At December 31, 2012, the Company was indebted to RCM, under the Company’s Investment Management Agreement for $4.3 million, comprised of $4.3 million of incentive management fees and $48,000 of expense reimbursements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

The Company had executed seven CDO transactions as of March 31, 2013 and December 31, 2012, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the CDO entities and their assets.
Relationship with LEAF Financial. LEAF Financial, a wholly-owned subsidiary of Resource America, originates and manages equipment leases and notes on behalf of the Company.
On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided an $8.0 million credit facility to LEAF II, of which all $8.0 million has been funded.  The credit facility had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II including its entire ownership interest in LEAF II Receivables Funding.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. The loan amount outstanding at March 31, 2013 and December 31, 2012 was $6.3 million and $6.8 million, respectively.
On November 16, 2011, the Company, together with LEAF Financial and LCC, subsidiaries of Resource America, entered into the SPA with Eos Partners, L.P., a private investment firm, and its affiliates (see Note 9).  In exchange for its prior interest in LCC, the Company received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LCC. On January 18, 2013, the Company entered into another stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock for $3.7 million (see Note 9), increasing the Company's fully-diluted basis assuming conversion to 27.5%. The Company recorded losses of $336,000 for the three months ended March 31, 2013 which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income. The Company recorded no income or losses for the three months ended March 31, 2012. The Company’s investment in LCC was valued at $36.4 million and $33.1 million as of March 31, 2013 and December 31, 2012, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

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
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (“ACM”), a former subsidiary of Resource America, was sold to CVC Credit Partners, a joint venture entity in which Resource America owns a 33% interest.  CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company is entitled to collect senior, subordinated and incentive fees related to five CLO holdings of approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing the five CLOs.   CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three months ended March 31, 2013 and 2012, CVC Credit Partners earned subordinated fees of $181,000 and $207,000, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs. On February 15, 2013, another RCAM-managed CLO, elected to redeem the outstanding notes in whole.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At March 31, 2013 and December 31, 2012, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company's commercial real estate loan portfolio of $8,000 and $20,000, respectively.
On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which matures on May 9, 2018, carries an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan, collateralized by a multi-family building, to equity. The loan was kept outstanding and continues to be used as collateral in RREF CDO 2006-1. Resource Real Estate Management, LLC (“RREM”), an affiliate of Resource America, was appointed as the asset manager as of August 1, 2011. RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM is entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. The Company incurred fees payable to RREM in the amounts of $35,000 and $33,000 during the three months ended March 31, 2013 and 2012, respectively.

On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company's interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  The Company acquired the membership interests for $2.1 million. The agreement requires the Company to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed up to a specified amount.  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the three months ended March 31, 2013 and 2012 , the Company paid RREM management fees of $8,000 and $12,000, respectively. For the three months ended March 31, 2013 and 2012, the Company recorded losses of $113,000 and a gain of $1.1 million, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income. The Company's investment balance of $1.7 million and $2.3 million at March 31, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, and RCP has options to extend the loan for two additional 12-month periods.  No principal payments were made during the three months ended March 31, 2013 and 2012.  The loan balance was $1.6 million at March 31, 2013 and December 31, 2012.
On June 21, 2011, the Company entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety.  The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   The Company received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  RREM was appointed as the asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  The Company held a $1.3 million and $1.2 million preferred equity investment in SLH Partners as of March 31, 2013 and December 31, 2012, respectively.
On August 1, 2011, the Company, through RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  RREM was appointed as asset manager.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM is entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.  The Company incurred fees payable to RREM in the amounts of $47,000 and $38,000 during the three months ended March 31, 2013 and 2012, respectively.
On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  The Company purchased a 7.5% equity interest in the venture. RREM, was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1% of outstanding contributions. The Company incurred fees payable to RREM of $16,000 during the three months ended March 31, 2013. There were no such fees for the three months ended March 31, 2012.
Relationship with The Bancorp.  The Bancorp, Inc. (Nasdaq: TBBK), or TBBK, is a bank holding company that was organized in 2000 with Resource America's participation. Mr. Daniel G. Cohen, or Mr. D. Cohen, is the chairman of the board and Mrs. Betsy Z. Cohen, or Mrs. B. Cohen, is the Chief Executive Officer of TBBK and its subsidiary bank. Mrs. B. Cohen is the wife of Mr. E. Cohen, and Mr. E. Cohen and Mrs. B. Cohen are the parents of Messrs. J. Cohen, our President and chief executive officer, and D. Cohen. Walter Beach, a director of TBBK since 1999, has also served as a director of the Company since March 2005. On March 14, 2011, the Company paid Bancorp a loan commitment fee in the amount of $31,500 in connection with Bancorp’s commitment to establish a credit facility for the benefit of the Company.  On July 7, 2011, the Company and RCC Real Estate entered into a $10.0 million revolving credit facility with Bancorp.  The facility provided bridge financing for up to five business days, which enabled the Company and RCC Real Estate to fund real estate loans to third parties prior to their sale to the Company’s CRE CDOs.  The facility was evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp and was secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1 owned by RCC Real Estate.  The note matured on June 30, 2012 and was not renewed.  There were no outstanding borrowings as of March 31, 2013 or December 31, 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three months ended March 31, 2013 and 2012, the Company paid Ledgewood $46,000 and $33,000, respectively, in connection with legal services rendered to the Company.
NOTE 18 – DISTRIBUTIONS
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
On March 15, 2013, the Company declared a quarterly distribution of $0.20 per share of common stock or $21.6 million in the aggregate, which was paid on April 26, 2013, to stockholders of record as of March 28, 2013.
On March 18, 2013, the Company declared distributions totaling $359,000 or $0.53 per share to its Series A Preferred share stockholders, declared on March 18, 2013 and paid on April 30, 2013 to its preferred share stockholders of record as of April 1, 2013.
On March 18, 2013, the Company declared distributions totaling $1.2 million or $0.51 per share to its Series B Preferred share stockholders, declared on March 18, 2013 and paid on April 30, 2013 to its preferred share stockholders of record as of April 1, 2013.
NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
MARCH 31, 2013
(Unaudited)

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
The Company reports its investment securities, trading at fair value, based on a dealer quotes or bids.  The Company evaluates the reasonableness of the quotes it receives by using an independent third-party valuation.  If there is a material difference between a quote the Company receives and the value indicated by the third party, the Company will evaluate the difference.  Any changes in fair value are recorded on the Company’s results of operations as net unrealized gain on investment securities, trading.
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
The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2013:
Assets:
Investment securities, trading	$—	$—	$32,892	$32,892
Investment securities available-for-sale	11,397	113,378	117,507	242,282
CMBS - linked transactions	—	10,808	11,647	22,455
Total assets at fair value	$11,397	$124,186	$162,046	$297,629

Liabilities:
Derivatives (net)	—	558	13,478	14,036
Total liabilities at fair value	$—	$558	$13,478	$14,036

December 31, 2012:
Assets:
Investment securities, trading	$—	$—	$24,843	$24,843
Investment securities available-for-sale	9,757	132,561	89,272	231,590
CMBS - linked transactions	—	4,802	2,033	6,835
Total assets at fair value	$9,757	$137,363	$116,148	$263,268

Liabilities:
Derivatives (net)	—	610	14,077	14,687
Total liabilities at fair value	$—	$610	$14,077	$14,687

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2013	116,148
Total gains or losses (realized/unrealized):
Included in earnings	1,564
Purchases	46,980
Sales	(3,249)
Paydowns	(1,632)
Unrealized gains (losses) – included in accumulated other comprehensive income	2,235
Transfers from level 2	—
Ending balance, March 31, 2013	$162,046
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2013	14,077
Unrealized losses – included in accumulated other comprehensive income	(599)
Ending balance, March 31, 2013	$13,478
The Company had $21,000 and $139,000 of losses included in earnings due to the other-than-temporary impairment charges of one asset during each of the three months ended March 31, 2013 and March 31, 2012, respectively. These losses are included in the consolidated statements of income as net impairment losses recognized in earnings.
Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as nonrecurring Level 2.  For the Company’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the years ended March 31, 2013 and 2012 was $1.3 million and $1.3 million, respectively, and is included in the consolidated statements of income as provision for loan losses.
The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2013:
Assets:
Loans held for sale	—	18,150	—	18,150
Total assets at fair value	$—	$18,150	$—	$18,150

December 31, 2012:
Assets:
Loans held for sale	$—	$14,894	$34,000	$48,894
Impaired loans	—	4,366	21,000	25,366
Total assets at fair value	$—	$19,260	$55,000	$74,260

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$(14,036)	Discounted cash flow	Weighted average credit spreads	5.01%
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on the consolidated balance sheet.  The fair value of the Company’s investment securities-trading is reported in Note 5.  The fair value of the Company’s investment securities available-for-sale is reported in Note 6.  The fair value of the Company’s derivative instruments and linked transactions is reported in Note 20.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Loans held-for-investment	$1,708,540	$1,728,878	$—	$1,086,102	$642,776
Loans receivable-related party	$7,860	$7,860	$—	$—	$7,860
CDO notes	$1,475,014	$1,295,372	$—	$1,295,372	$—
Junior subordinated notes	$50,861	$17,355	$—	$—	$17,355
Repurchase agreement	$110,365	$110,365	$—	$—	$110,365

December 31, 2012:
Loans held-for-investment	$1,793,780	$1,848,617	$—	$1,186,642	$661,975
Loans receivable-related party	$8,324	$8,324	$—	$—	$8,324
CDO notes	$1,614,883	$1,405,124	$—	$1,405,124	$—
Junior subordinated notes	$50,814	$17,308	$—	$—	$17,308
Repurchase agreement	$106,303	$106,303	$—	$—	$106,303

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

NOTE 20 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS
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
The Company has made an accounting policy election to use the exception in FASB ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for derivative instruments, consistent with the guidance in FASB ASC 820-10-35-18G. The basis for use of this exception, as provided in FASB ASC 820-10-35-18E is as follows:

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

•
Since the effective date of FASB ASC 820, management has monitored and measured credit risk and calculated credit valuation adjustments (“CVAs”) for its derivative transactions on the basis of its relationships at the counterparty portfolio/ISDA master netting arrangement level. Management receives reports from an independent third-party valuation specialist on a monthly basis providing the CVAs at the counterparty portfolio level for purposes of reviewing and managing its credit risk exposures. Since the portfolio exception applies only to the fair value measurement and not to financial statement presentation, the portfolio-level adjustments are then allocated in a reasonable and consistent manner each period to the individual assets or liabilities that make up the group, in accordance with other applicable accounting guidance and the Company’s accounting policy elections.

•	Derivative transactions are required under FASB ASC 815 to be measured at fair value in the statement of financial position each reporting period.
Finally, the Company notes that key market participants take into account the existence of arrangements that mitigate credit risk exposure in the event of default (in the Company’s case, ISDA master netting arrangements with the counterparty).
At March 31, 2013, the Company had 16 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 4.96% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $133.8 million at March 31, 2013.  The counterparties for the Company’s designated interest rate hedge contracts at such date were Credit Suisse International and Wells Fargo Bank, National Association, with which the Company had master netting agreements.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

The estimated fair value of the Company’s interest rate swaps was $(14.0) million and $(14.7) million as of March 31, 2013 and December 31, 2012, respectively.  The Company had aggregate unrealized losses of $14.9 million and $15.6 million on the interest rate swap agreements as of March 31, 2013 and December 31, 2012, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the original term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.
    The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets and on the consolidated statement of income for the years presented:

Fair Value of Derivative Instruments as of March 31, 2013
(in thousands)

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
As of March 31,
Interest rate swap contracts 2013	$133,799	Derivatives, at fair value	$(14,036)
		Accumulated other comprehensive loss	$14,036

The Effect of Derivative Instruments on the Statement of Income for the
Three Months Ended March 31,
(in thousands)

	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Interest rate swap contracts 2013	$133,799	Interest expense	$1,650

(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of income line items.

Linked Transactions
The Company's linked transactions are evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on the Company's consolidated balance sheets at fair value. The fair value of linked transactions reflect the value of the underlying CMBS, linked repurchase agreement borrowings and accrued interest payable on such instruments. The Company's linked transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from linked transactions is reported in other income on the Company's consolidated statement of income.

The following tables present certain information about the CMBS and repurchase agreements underlying the Company's linked transactions at March 31, 2013 and December 31, 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

Fair Value of Derivative Instruments as of March 31,
(in thousands)

	Asset Derivatives
	Designation	Balance Sheet Location	Fair Value
As of March 31,
Linked transactions at fair value, 2013	Non-Hedging	Linked transactions, net at fair value	$22,455
As of December 31,
Linked transactions at fair value, 2012	Non-Hedging	Linked transactions, net at fair value	$6,835

The Effect of Derivative Instruments on the Statement of Income for the
Three Months Ended March 31,
(in thousands)

	Asset Derivatives
	Designation	Statement of Operations Location	Revenues (1)
Linked transactions at fair value, 2013	Non-Hedging	Unrealized gain/(loss) and net interest income on linked transactions, net	$(259)
Linked transactions at fair value, 2012	Non-Hedging	Unrealized gain/(loss) and net interest income on linked transactions, net	$137

(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of income line items.

The following table presents certain information about the components of the unrealized net gains and net interest income from linked transactions included in the Company's consolidated statements of income for the three months ended March 31, 2013 and 2012, respectively (in thousands):

Components of Unrealized Net Gains and Net Interest	March 31,
Income from Linked Transactions	2013	2012
Interest income attributable to CMBS underlying linked transactions	$449	$179
Interest expense attributable to linked repurchase agreement borrowings underlying linked transactions	(116)	(60)
Change in fair value of linked transactions included in earnings	(592)	—
Unrealized (loss) gain and net interest income from linked transactions, net	$(259)	$119

The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013:
CMBS linked transactions	$76,083	$469	$(713)	$75,839

December 31, 2012:
CMBS linked transactions	$27,082	$190	$(22)	$27,250

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

The following table summarizes the estimated maturities of the Company’s CMBS linked transactions according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
March 31, 2013:
Less than one year	$7,288	$7,283	5.15%
Greater than one year and less than five years	10,485	10,487	4.98%
Greater than five years and less than ten years	48,037	48,067	3.09%
Greater than ten years	10,029	10,246	3.33%
Total	$75,839	$76,083	3.58%

December 31, 2012:
Less than one year	$9,827	$9,822	5.09%
Greater than one year and less than five years	5,444	5,446	6.11%
Greater than five years and less than ten years	11,979	11,814	2.69%
Total	$27,250	$27,082	4.23%

The following table shows the fair value, gross unrealized losses and the length of time the investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2013:
CMBS linked transactions	$44,978	$(712)	$365	$(1)	$45,343	$(713)

December 31, 2012:
CMBS linked transactions	$20,894	$(22)	$—	$—	$20,894	$(22)

The following table summarizes the Company's CMBS linked transactions (in thousands, except percentages):

	Fair Value at			MTM	Fair Value at
	December 31, 2012	Net Purchases	Upgrades/Downgrades	Change Same Ratings	March 31, 2013
Moody's Ratings Category:
Aaa	$14,585	$10,872	$—	$10,725	$36,182
Aa1 through Aa3	—	4,991	—	—	4,991
A1 through A3	5,444	—	—	(33)	5,411
B1 through B3	—	5,074	—	—	5,074
Non-Rated	7,221	12,156	—	4,804	24,181
Total	$27,250	$33,093	$—	$15,496	$75,839

S&P Ratings Category:
AAA	$21,806	$15,863	$—	$6,365	$44,034
BBB+ through BBB-	—	5,074	—	—	5,074
B+ through B-	5,444	—	—	(33)	5,411
Non-Rated	—	12,156	—	9,164	21,320
Total	$27,250	$33,093	$—	$15,496	$75,839
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(Unaudited)

The following table summarizes the Company's CMBS linked repurchase agreements (in thousands, except percentages):

	As of		As of
	March 31, 2013		December 31, 2012
Maturity or Repricing	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$53,564	1.30%	$20,415	1.40%
>30 days to 90 days	—	—%	—	—%
Total	$53,564	1.30%	$20,415	1.40%

NOTE 21 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The Company has no offsetting of financial assets. The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities as of March 31, 2013 and December 31, 2012 (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheet
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheet	(iii) = (i) - (ii) Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged (1)	(v) = (iii) - (iv) Net Amount
March 31, 2013
Derivative hedging instruments, at fair value (2)	$14,036	$—	$14,036	$—	$500	$13,536
Repurchase agreements (3)	110,365	—	110,365	110,365	—	—
Total	$124,401	$—	$124,401	$110,365	$500	$13,536

December 31, 2012
Derivative hedging instruments, at fair value (2)	$14,687	$—	$14,687	$—	$500	$14,187
Repurchase agreements (3)	106,303	—	106,303	106,303	—	—
Total	$120,990	$—	$120,990	$106,303	$500	$14,187

(1)
Amounts disclosed in the Financial Instruments column of the table above represents collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions. Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions.

(2)	The fair value of securities pledged against the Company's swaps was $12.7 million and $13.1 million at March 31, 2013 and December 31, 2012, respectively.

(3)	The fair value of securities pledged against the Company's repurchase agreements was $148.5 million and $145.2 million at March 31, 2013 and December 31, 2012, respectively.
In the Company's consolidated balance sheets, all balances associated with the repurchase agreement and derivatives transactions are presented on a gross basis.
Certain of the Company's repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

(Back to Index)

NOTE 22 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following.
In April 2013, the Company sold 18,687,500 shares of common stock in an underwritten public common stock follow-on offering, including 2,437,500 shares exercised through the underwriters' over-allotment option, at a price of $6.33 per share. The Company received net proceeds of approximately $114.7 million after payment of underwriting discounts and commissions of approximately $3.6 million and before other offering expenses of approximately $200,000.
The Company received $4.9 million in proceeds from the issuance of 200,889 shares of preferred stock through the Company’s at-the-market program during April 2013.
In April 2013, the Company entered into another stock purchase agreement with LCC to purchase shares of newly issued Series E Preferred Stock for $2.2 million. The Series E Preferred Stock has priority over the other classes of preferred stock.

On April 2, 2013, RCC Real Estate entered into an amendment of its existing commercial real estate credit facility with Wells Fargo Bank, N.A. The amendment increases the size of the facility to $250 million and extends the current term of the facility to February of 2015 and provides two additional one year extension options at RSO's discretion. RCC Real Estate paid an additional structuring fee of $101,000 and an extension fee of $938,000 in connection with the amendment and will amortize the additional fees over the term of the extension.

(Back to Index)

(Back to Index)

ITEM 2 .	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward-looking statements.  Please see “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of certain risks, uncertainties and assumptions associated with those statements.
Overview
We are a specialty finance company whose principal business activities are to originate, purchase and manage a diversified portfolio of commercial real estate- related assets and commercial finance assets.  We are organized and conduct our operations to qualify as a real estate investment trust, or REIT, under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategy.  We invest in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets.  We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and have sought to mitigate interest rate risk through derivative instruments.
We are externally managed by Resource Capital Manager, Inc., or the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, commercial finance and financial fund management operating segments.  As of March 31, 2013, Resource America managed approximately $15.3 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets, from management of assets and from hedging interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, other asset-backed securities, or ABS, and structured note investments.  We also generate revenues from the rental and other income from real properties we own, from management of externally originated bank loans and from our investment in an equipment leasing business.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loan, CMBS and ABS portfolios, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing, as long-term financing sources.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.
Although economic conditions in the United States have improved, previous conditions in real estate and credit markets continue to affect both us and a number of our commercial real estate borrowers.  Over a period of several years, we have entered into loan modifications with respect to 19 of our outstanding commercial real estate loans.  During the past three years, we have added to our provision for loan losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of the commercial mortgage-backed securities, or CMBS, and asset-backed securities, or ABS, in our investment portfolio.  However, during 2012 and into 2013, the improved economic conditions lead to a stabilization in the credit quality of our portfolio and, as a result, our provisions for loan losses and asset impairments ($1.0 million for the three months ended March 31, 2013 as compared to $2.2 million for the three months ended March 31, 2012).  We also saw a marked improvement in other comprehensive income with respect to our available for sale securities portfolio and interest rate derivatives (to a loss of $21.8 million at March 31, 2013 from a loss of $27.1 million at December 31, 2012).  While we believe we have appropriately valued the assets in our investment portfolio at March 31, 2013, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.
Improved economic conditions have also resulted in several other positive operating developments for us.  Our ability to access the credit and capital markets have become relatively easier. We have sourced several credit facilities during the period 2011 through 2013 and have used these debt facilities to finance the investment in $302.1 million of commercial real estate loans and $223.4 million of CMBS as of March 31, 2013. During the three months ended March 31, 2013, we accessed the equity capital

(Back to Index)

(Back to Index)

markets selling $18.0 million of common stock through our dividend reinvestment and stock purchase plan and following the end of the quarter selling 18,687,500 shares of common stock in an April 2013 underwritten public common stock follow-on offering, including 2,437,500 shares exercised through the underwriters' over-allotment option, at a price of $6.33 per share for net proceeds of approximately $114.7 million. In addition, we supplemented our common equity capital raises with issuances of preferred stock.  During 2012, we entered into an at-the-market sales agreement through which we sold $27.3 million of 8.25% Series B preferred stock during the three months ended March 31, 2013.  Following the end of the quarter, we received $4.9 million in proceeds from the issuance of 200,889 shares of preferred stock through the at-the-market program.
We continue to engage in discussions with potential financing sources about providing commercial real estate term financing to augment and cautiously grow our loan and security portfolio.  We expect to be able to grow our portfolio to a critical amount required to begin exploring long-term securitization opportunities during 2013. We caution investors that even as credit through these markets becomes more available, we may not be able to obtain economically favorable terms.
In terms of our investments and investment portfolio growth, we continued to see increased opportunities to deploy our capital.  In the twelve months ended March 31, 2013, we have underwritten 15 new CRE loans for a total of $216.5 million, which were financed by a combination of capital recycled through a real estate CDO securitization and through our new credit facilities and new equity capital.  We also purchased 23 newly-underwritten CMBS for $160.3 million during the same period, of which $38.1 million were financed through a Wells Fargo facility, $61.5 million was purchased with short term repurchase agreements, $5.0 million was purchased by one of our CDOs, and $55.7 million was purchased unlevered with available cash.  We have also used recycled capital in two of our bank loan collateralized loan obligation, or CLO structures with remaining reinvestment periods, Apidos Cinco and Apidos CLO VIII, to make new investments at discounts to par. The reinvestment periods for Apidos Cinco and Apidos CLO VIII continue to May 2014 and October 2014, respectively.  We expect that the reinvested capital and related discounts will produce additional income as the discounts are accreted into interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CLO structures since we receive credit in at par.  From net discounts of approximately $18.4 million at March 31, 2013, we recognized income of approximately $4.3 million in our bank loan CLO portfolio for the quarter ended March 31, 2013  and expect to accrete approximately $4.8 million into income in the remainder of calendar year 2013.  We have no further capacity in three of our bank loan CLOs, and our two real estate CDOs have ended their reinvestment periods.  We intend to use the existing capacity in our CMBS and commercial real estate, or CRE, term credit facilities with Wells Fargo of $42.7 million and $185.6  million, respectively, as of March 31, 2013 to help finance new investments.
Due to these recent investments, our increased ability to access credit markets, our recent capital markets efforts and our investment of a significant portion of our available unrestricted and restricted cash balances during 2012, we expect to continue to modestly increase our net interest income in the remainder of 2013.  However, because we believe that economic conditions in the United States are fragile, and could be significantly harmed by occurrences over which we have no control, we cannot assure you that we will be able to meet our expectations, or that we will not experience net interest income reductions.
As of March 31, 2013, we had invested 75% of our portfolio in CRE assets, 14% in commercial bank loans and 11% in other assets.  As of December 31, 2012, we had invested 77% of our portfolio in CRE assets, 15% in commercial bank loans and 8% in other investments.

Results of Operations
Three Months Ended March 31, 2013 as compared to Three Months Ended March 31, 2012
Our net income allocable to common shares for the three months March 31, 2013 was $11.5 million, or $0.11 per share (basic and diluted) as compared to net income allocable to common share of $14.5 million, or $0.18 per share (basic and diluted) for the three months ended March 31, 2012.
Interest Income
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

(Back to Index)

(Back to Index)

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Interest	Weighted Average		Interest	Weighted Average
	Income	Yield	Balance	Income	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	$17,844	6.04%	$1,180,873	$15,253	5.02%	$1,202,158
Commercial real estate loans	9,968	5.68%	$703,839	8,362	4.82%	$685,181
Total Interest income from loans	27,812			23,615

Interest income from securities:
CMBS-private placement	2,787	5.14%	$215,030	2,688	5.32%	$192,765
ABS	469	6.91%	$27,188	434	5.17%	$32,967
Corporate bonds	297	3.46%	$34,342	—	N/A	N/A
Residential mortgage-backed securities, or RMBS	89	2.13%	$16,722	283	2.41%	$47,078
Total interest income from securities	3,642			3,405

Interest income - other:
Preference payments on structured notes	1,812	17.45%	$41,524	2,772	19.01%	$58,345
Temporary investment in over-night repurchase agreements	54	—%	$—	57	N/A	N/A
Total interest income - other	1,866			2,829
Total interest income	$33,320			$29,849

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization/Accretion	Interest Income	Fee Income	Total
Three Months Ended March 31, 2013
Bank loans	4.33%	$(19,815)	$4,070	$12,810	$964	$17,844
Commercial real estate loans	5.45%	$(119)	9	9,470	489	9,968
Total interest income from loans			4,079	22,280	1,453	27,812
CMBS-private placement	3.72%	$(7,567)	606	2,181	—	2,787
RMBS			—	89	—	89
ABS	2.04%	$(2,946)	190	279	—	469
Corporate bonds	3.54%	$425	(7)	304	—	297
Other ABS			—	—	—	—
Total interest income from securities			789	2,853	—	3,642
Preference payments on structured notes			—	1,812	—	1,812
Other			—	54	—	54
Total interest income - other			—	1,866	—	1,866
Total interest income			$4,868	$26,999	$1,453	$33,320

Three Months Ended March 31, 2012
Bank loans	4.10%	$(27,037)	$4,448	$10,393	$412	$15,253
Commercial real estate loans	5.00%	$(152)	8	8,340	14	8,362
Total interest income from loans			4,456	18,733	426	23,615
						—
CMBS-private placement	4.82%	$(12,426)	724	1,964	—	2,688
RMBS			—	283	—	283
ABS	2.53%	$(3,796)	178	256	—	434
Other ABS			—	—	—	—
Total interest income from securities			902	2,503	—	3,405
Preference payments on structured notes			—	2,772	—	2,772
Other			—	57	—	57
Total interest income - other			—	2,829	—	2,829
Total interest income			$5,358	$24,065	$426	$29,849
Three Months Ended March 31, 2013 as compared to Three Months Ended March 31, 2012
Aggregate interest income increased $3.5 million (11.6%) to $33.3 million for the three months ended March 31, 2013, from $29.8 million for the three months ended March 31, 2012. We attribute this increase to the following:
Interest Income from Loans. Aggregate interest income from loans increased $4.2 million (17.8%) to $27.8 million for the three months ended March 31, 2013 from $23.6 million for the three months ended March 31, 2012.
Interest income on bank loans increased $2.6 million (17.0%) to $17.8 million for the three months ended March 31, 2013 from $15.3 million for the three months ended March 31, 2012. This increase resulted primarily from an increase in the weighted average yield to 6.04% for the three months ended March 31, 2013 as compared to 5.02% for the three months ended March 31, 2012, primarily as a result of the increase in accretion income due to a change in accounting estimate from Apidos CLO VIII a consolidated variable interest entity, or VIE, for which we began acquiring assets in July 2011 and from Whitney CLO which we began consolidating in October 2012 when we acquired a controlling interest. The increase in accretion income from Apidos CDO VIII was partially offset by a decrease in accretion income from two of our legacy CLO structures (Apidos CDO I and Apidos CDO III), as consolidated VIEs those CLOs have decreasing asset and discount balances as both have reached the end of their reinvestment periods.
The increase in the weighted average yield was partially offset by a decrease in the weighted average loan balance of $21.3 million to $1.18 billion for the three months ended March 31, 2013 from $1.20 billion for the three months ended March 31, 2012, principally due to the fact that Apidos CDO I and Apidos CDO III have both reached the end of their reinvestment periods and are now required to use principal proceeds from bank loan payoffs and paydowns to repay outstanding debt. This decrease in the weighted average loan balance was partially offset by the consolidation of Whitney CLO I which we began consolidating in October 2012 when we acquired a controlling interest.

(Back to Index)

(Back to Index)

Interest income on commercial real estate, or CRE, loans increased $1.6 million 19.2% to $10.0 million for the three months ended March 31, 2013, as compared to $8.4 million for the three months ended March 31, 2012.  This increase is a result of the following combination of factors:

•
an increase in the weighted average yield to 5.68% during the three months ended March 31, 2013 from 4.82% during the three months ended March 31, 2012 as a result of newly originated real estate loans with higher stated interest rates than our legacy portfolio and as a result of exit fees from three loans that paid off during the three months ended March 31, 2013; and

•
an increase of $18.7 million in the weighted average loan balance to $703.8 million for the three months ended March 31, 2013 from $685.2 million for the three months ended March 31, 2012 as we reinvested proceeds from payoffs and paydowns, classified as restricted CDO cash on our balance sheet, beginning in the fourth quarter of 2011, with the majority of these proceeds being reinvested during the second and third quarters of 2012.  In addition, we began to originate new loans financed by our Wells Fargo CRE credit facility coupled with new equity raised in 2012 and 2013.

Interest Income from Securities.  Aggregate interest income from securities increased $237,000 (7%) to $3.6 million for the three months ended March 31, 2013 from $3.4 million during three months ended March 31, 2012.  The increase resulted principally from the following:
Interest income on CMBS-private placement increased $99,000 (4% ) to $2.8 million for the three months ended March 31, 2013 as compared to $2.7 million for the three months ended March 31, 2012.  The increase resulted from an increase in the weighted average balance of assets of $22.3 million during the three months ended March 31, 2013 to $215.0 million from $192.8 million during the three months ended March 31, 2012 primarily as a result of the purchase of assets on our Wells Fargo CMBS facility beginning in February 2011 as well as purchases using proceeds from our stock offerings in 2012.
The increase in interest income on CMBS-private placement as a result of the increase in the weighted average balance was partially offset by a decrease in the weighted average yield of assets to 5.14% for the three months ended March 31, 2013 as compared to 5.32% for the three months ended March 31, 2012 . The decrease primarily resulted from the decrease in accretion income as a result of the purchase price at which we are purchasing assets. The new assets financed by our Wells facility typically purchased at a premium as compared to the discount our assets had been purchased on in the past.
Interest income from corporate bonds was $297,000 and was the result of our acquisition of the 66.6% of the equity in Whitney CLO I in October 2012 which resulted in us consolidating this entity.
Interest income on RMBS decreased $194,000 (69%) to $89,000 for the three months ended March 31, 2013 as compared to $283,000 for the three months ended March 31, 2012 almost entirely as a result of the sale of four positions during the year ended December 31, 2012.
Interest Income - Other.  Aggregate interest income-other decreased $963,000 (34.0)% to $1.9 million for the three months ended March 31, 2013 as compared to $2.8 million for the three months ended March 31, 2012 and is primarily related to our trading securities investment program with Resource Capital Markets, Inc., a wholly-owned subsidiary of Resource America that invested $13.0 million of our funds under an investment management agreement.  The payments vary from period to period and are based on cash flows from the underlying securities rather than on a contractual interest rate. The decrease was related to the a decrease in the weighted average balance to $41.5 million during the three months ended March 31, 2013 as compared to $58.3 million for the three months ended March 31, 2012 primarily as a result of the sale of 12 securities in September 2012.

(Back to Index)

(Back to Index)

Interest Expense
The following tables sets forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Interest	Weighted Average		Interest	Weighted Average
	Expense	Yield	Balance	Expense	Yield	Balance
Interest expense:
Bank loans	$5,628	1.85%	$1,218,662	$3,813	1.26%	$1,205,086
Commercial real estate loans	2,057	2.05%	$406,755	1,558	1.28%	$477,847
CMBS-private placement	215	1.87%	$43,700	218	2.22%	$38,547
Hedging instruments	1,650	5.23%	$124,902	1,993	5.11%	$152,526
Securitized borrowings	879	13.84%	$25,268	—	N/A	N/A
General	736	4.55%	$65,148	801	5.98%	$57,249
Total interest expense	$11,165			$8,383

Type of Security	Coupon Interest	Unamortized Deferred Debt and Loan Origination Costs	Net Amortization	Interest Expense		Other	Total
Three Months Ended March 31, 2013
Bank loans	1.35%	$6,439	$663	$4,965	(1)	$—	$5,628
Commercial real estate loans	1.36%	$(179)	642	1,415		—	2,057
CMBS-private placement	1.45%	$117	46	169		—	215
Hedging	4.97%	$877	—	1,650		—	1,650
Securitized borrowings	13.02%	$—	—	879		—	879
General	4.43%	$687	48	688		—	736
Total interest expense			$1,399	$9,766		$—	$11,165

Three Months Ended March 31, 2012
Bank loans	1.39%	$9,329	$546	$3,267		$—	$3,813
Commercial real estate loans	1.02%	$2,696	—	1,558		—	1,558
CMBS-private placement	1.52%	$1,637	—	218		—	218
Hedging	4.96%	$1,104	—	1,993		—	1,993
Securitized borrowings	15.27%	$—	—	—		—	—
General	5.67%	$872	45	756		—	801
Total interest expense			$591	$7,792		$—	$8,383
Three Months Ended March 31, 2013 as compared to Three Months Ended March 31, 2012
Aggregate interest expense increased $2.8 million (33%) to $11.2 million for the three months ended March 31, 2013, from $8.4 million for the three months ended March 31, 2012. We attribute this increase to the following:
Interest expense on bank loans was $5.6 million for the three months ended March 31, 2013, as compared to $3.8 million for the three months ended March 31, 2012, an increase of $1.8 million (48%). This increase resulted primarily from an increase in the weighted average yield to 1.85% for the three months ended March 31, 2013 as compared to 1.26% for the three months ended March 31, 2012 primarily due to an increase in expense related to Apidos CLO VIII and Whitney CLO as a result of a change in accounting estimate. The increase in the yield is also the result of debt amortization as Apidos I and Apidos III reached the end of their reinvestment periods. During the three months ended March 31, 2012, the CDOs paid down $18.5 million in principal amount of its CDO notes. During the three months ended March 31, 2013, the CDOs paid down $56.8 million in principal amount of its CDO notes.

(Back to Index)

(Back to Index)

Interest expense on commercial real estate loans was $2.1 million for the three months ended March 31, 2013, as compared to $1.6 million for the three months ended March 31, 2012, an increase of $499,000 (32%).  This increase resulted primarily from the acceleration of deferred debt issuance costs on Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007, a qualified REIT subsidiary established to complete a CDO issuance secured by CRE loans, CMBS and property available-for-sale, as a result of note repurchases, and deferred debt issuance costs on our new credit facility, which increased the weighted average cost of these borrowings.
The increase in interest expense on commercial real estate loans was partially offset by a decrease in the weighted average balance of debt to $406.8 million for the three months ended March 31, 2013 from $477.8 million for the three months ended March 31, 2012 primarily as a result of the debt amortization of Resource Real Estate Funding CDO 2006-1, or RREF CDO 2006, a qualified REIT subsidiary established to complete a CDO issuance secured by CRE loans and RREF 2007-1 as they reached the end of their reinvestment periods in 2011 and 2012, respectively. During the three months ended March 31, 2012, the CDOs paid down $44,000 in principal amount of its CDO notes. During the three months ended March 31, 2013, the CDOs paid down $72.7 million in principal amount of its CDO notes.
Securitized borrowings expense was $879,000. This interest expense is related to our subordinated investments in Apidos CLO VIII and Whitney CLO I. The interest expense is imputed by an estimated internal rate of return based on expected cash flows over the life of each CLO.
    These increases were partially offset by a decrease in interest expense on hedging instruments of $343,000 (17)% to $1.7 million for the three months ended March 31, 2013 as compared to $2.0 million for the three months ended March 31, 2012. The decrease in the hedging expense was primarily due to the maturities of $37.9 million notional amount of hedges beginning in July 2011 through August 2012.
Other Revenue
    The following table sets forth information relating to other revenue we generated during the periods presented (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Other revenue:
Rental income	$6,174	$1,919
Dividend income	16	17
Equity in earnings (loss) of unconsolidated subsidiaries	(425)	1,071
Fee income	1,410	1,610
Net realized gain on investment securities available-for-sale and loans	391	380
Net realized and unrealized gain on investment securities, trading	1,116	2,144
Unrealized gain and net interest income on linked transactions, net	(259)	119
Total other revenue	$8,423	$7,260
Three Months Ended March 31, 2013 as compared to Three Months Ended March 31, 2012
Rental income was $6.2 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively, and is related to our investments in real estate and to a lesser extent, our property available-for-sale during March 31, 2013 and 2012. The increase is primarily related to income generated by a hotel property we acquired by converting a loan to an equity position in September 2012.
Equity in (loss) earnings of unconsolidated subsidiaries decreased $1.5 million (140%) to a loss of $425,000 from income of $1.1 million. The decrease is primarily related to a gain of $1.0 million on the sale of a property from our real estate joint venture during the three months ended March 31, 2012. In addition, we realized a loss on our investment in LEAF Commercial Capital, Inc., or LCC, an equipment leasing firm to which we had contributed our former equipment leasing assets, (see "Financial Condition - Investment in Unconsolidated Entities") of $336,000 during three months ended March 31, 2013.
We generated management fee income of $1.4 million for the three months ended March 31, 2013 as compared to $1.6 million for the three months ended March 31, 2012, respectively, which is related to our February 2011 acquisition of a company that manages bank loan assets and entitles us to collect senior, subordinated, and incentive fees related to five collateralized loan obligation issuers, or CLOs. The decrease during the three months ended March 31, 2013 is related to the consolidation of Whitney CLO I in October 2012 as a result of our acquisition of a controlling interest. The related fee income now eliminates in consolidation.

(Back to Index)

(Back to Index)

Net realized and unrealized gain on investment securities-trading decreased $1.0 million (48)% to $1.1 million during the three months ended March 31, 2013 as compared to $2.1 million during the three months ended March 31, 2012 primarily as a result of us previously converting unrealized gains to realized gains, most significantly in September 2012 when we sold 12 securities. The remaining portfolio has decreased substantially as there were 15 and 27 positions outstanding at March 31, 2013 and 2012, respectively and as a result, there is less opportunity to realize gains.
Operating Expenses
The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Operating expenses:
Management fees − related party	$2,978	$3,443
Equity compensation − related party	3,591	868
Professional services	1,446	1,100
Insurance	162	158
Rental operating expense	3,937	1,320
General and administrative	1,873	1,063
Depreciation and amortization	1,138	1,361
Income tax expense	1,762	2,615
Net impairment losses recognized in earnings	21	139
Provision for loan losses	1,042	2,178
Total operating expenses	$17,950	$14,245
Three Months Ended March 31, 2013 as compared to the Three Months Ended March 31, 2012
Management fees - related party decreased $465,000 (14)% to $3.0 million for the three months ended March 31, 2013 as compared to $3.4 million for the three months ended March 31, 2012. These expenses represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio. The changes are described below:

•
Incentive management fees to our Manager, which are based upon the excess of adjusted operating earnings, as defined in the management agreement, over a variable base rate, were $659,000 for the three months ended March 31, 2012. There was no fee during the three months ended March 31, 2013 as a result of the charge-off of assets in our CRE and Apidos portfolios. The incentive fee is calculated for each quarter and the calculation in any quarter is not affected by the results of any other quarter.

•
Base management fees increased by $648,000 (35%) to $2.5 million for the three months ended March 31, 2013 as compared to $1.9 million for the three months ended March 31, 2012. This increase was due to increased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $91.1 million of proceeds from the sales of common stock through our Dividend Reinvestment and Stock Purchase Plan or DRIP, from January 1, 2012 through March 31, 2013 as well as the receipt of $55.6 million from the proceeds of our September 2012 secondary common stock offerings. In addition, we had two issuances of preferred stock. First, in June 2012 we sold $6.0 million 8.5% Series A cumulative preferred shares, or Series A.  We also entered into an at-the-market sales agreement and sold $9.8 million of Series A through March 31, 2013.  In October 2012, we issued $24.2 million of 8.25% Series B preferred shares, or Series B.  We also entered into an at-the-market sales agreement and sold $30.4 million of Series B through March 31, 2013.

•
Incentive management fees related to our structured finance manager decreased by $605,000 (67%) to $301,000 for the three months ended March 31, 2013 as compared to $906,000 for the three months ended March 31, 2012. The decrease in fees is primarily related to the sale of 12 securities in September 2012, resulting in fewer assets earning payments.

Equity compensation - related party increased $2.7 million (314%) to $3.6 million for the three months ended March 31, 2013 as compared to $868,000 for the three months ended March 31, 2012. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager. The increase in expense was primarily the result of the increase in our stock price and its impact on our quarterly remeasurement of the value of unvested stock as well as the issuance of new grants during 2013 and 2012.

(Back to Index)

(Back to Index)

Professional services increased $346,000 (31.5%) to $1.4 million for the three months ended March 31, 2013 as compared to $1.1 million for the three months ended March 31, 2012. The increase is primarily the result of an increase of $245,000 related to collateral management fees related to Apidos VIII paid to a third party. We began consolidating Apidos VIII in October 2011.
Rental operating expense increased $2.6 million (198%) to $3.9 million for the three months ended March 31, 2013 as compared to $1.3 million for the three months ended March 31, 2012 and is primarily related to the hotel property we acquired by conversion of a loan in September 2012.
General and administrative expense increased $810,000 (76%) to $1.9 million for the three months ended March 31, 2013 as compared to $1.1 million for the three months ended March 31, 2012. The increase is primarily the result of the following combination of factors:

•	an increase of $466,000 in payroll expense related to additional accounting and administrative professionals.

•	an increase of $80,000 primarily related to the payment of fees to the investment committee of our board of directors for their services. We resumed paying these fees in April 2012.
Our provision for loan losses decreased $1.1 million (52.2)% to a provision of $1.0 million for the three months ended March 31, 2013, as compared to a provision of $2.2 million for the three months ended March 31, 2012.

	Three Months Ended
	March 31,
	2013	2012
CRE loan portfolio	$1,261	$350
Bank loan portfolio	(219)	1,828
	$1,042	$2,178
CRE Loan Portfolio
The principal reason for the increase during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was additional provision for a previously impaired loan.
Bank Loan Portfolio
The bank loan provision decreased by $2.0 million for the three months ended March 31, 2013 to a benefit of $(219,000) as compared to provision of $1.8 million for the three months ended March 31, 2012. The principal reason for the decrease for the three months ended March 31, 2013 was due to improved credit conditions as well as the sale of three loans in the general reserve and one impaired loan that was restructured during the three months ended March 31, 2013. All four loans had been reserved in prior periods.
Income tax expense decreased $853,000 (33%) to $1.8 million for the three months ended March 31, 2013 as compared to $2.6 million for the three months ended March 31, 2012. The decrease in income tax expense is attributable to less income at our TRSs during three months ended March 31, 2013.

Financial Condition
Summary.
Our total assets at March 31, 2013 were $2.4 billion as compared to $2.5 billion at December 31, 2012.  The decrease in total assets was principally due to the expiration of the reinvestment period in three of our CDOs resulting in paydowns on the assets.
Investment Portfolio.
The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of March 31, 2013 and December 31, 2012, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

(Back to Index)

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
March 31, 2013
Floating rate
RMBS	$6,025	36.06%	$6,130	36.68%	$105	0.62%
CMBS-private placement	28,088	100.00%	13,289	47.39%	(14,799)	(52.61)%
Structured notes	16,803	36.10%	26,762	57.50%	9,959	21.40%
Other ABS	—	—%	23	0.26%	23	0.26%
Mezzanine loans (1)	15,848	99.97%	15,634	98.62%	(214)	(1.35)%
Whole loans (1)	550,414	99.63%	542,392	98.18%	(8,022)	(1.45)%
Bank loans (2)	1,076,033	98.13%	1,068,212	97.42%	(7,821)	(0.71)%
Loans held for sale (3)	18,150	87.01%	18,150	87.01%	—	—%
ABS Securities	23,682	88.94%	24,821	93.22%	1,139	4.28%
Corporate bonds	35,678	101.21%	35,883	101.79%	205	0.58%
Total floating rate	1,770,721	95.86%	1,751,296	94.80%	(19,425)	(1.06)%
Fixed rate
CMBS-private placement	161,902	78.12%	168,266	81.19%	6,364	3.07%
B notes (1)	16,293	99.35%	16,074	98.01%	(219)	(1.34)%
Mezzanine loans (1)	66,928	99.72%	66,228	98.68%	(700)	(1.04)%
Loans receivable-related party	7,860	100.00%	7,860	100.00%	—	—%
Total fixed rate	252,983	84.72%	258,428	86.54%	5,445	1.82%
Other (non-interest bearing)
Investment in real estate	75,142	100.00%	75,142	100.00%	—	—%
Investment in unconsolidated entities	48,419	100.00%	48,419	100.00%	—	—%
Total other	123,561	100.00%	123,561	100.00%	—	—%
Grand total	$2,147,265	94.62%	$2,133,285	94.00%	$(13,980)	(0.62)%

(Back to Index)

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
December 31, 2012
Floating rate
RMBS	$6,047	36.14%	$5,564	33.25%	$(483)	(2.89)%
CMBS-private placement	28,147	100.00%	12,814	44.52%	(15,333)	(54.48)%
Structured notes	9,413	26.67%	19,279	54.62%	9,866	27.95%
Other ABS	—	—%	23	0.27%	23	0.27%
Mezzanine loans (1)	15,845	99.95%	15,644	98.68%	(201)	(1.27)%
Whole loans (1)	533,938	99.64%	527,018	98.35%	(6,920)	(1.29)%
Bank loans (2)	1,178,420	97.09%	1,168,715	97.08%	(9,705)	(0.01)%
Loans held for sale (3)	48,894	92.42%	48,894	92.38%	—	(0.04)%
ABS Securities	25,885	89.20%	26,470	91.21%	585	2.02%
Corporate bonds	34,361	101.80%	34,282	101.57%	(79)	(0.23)%
Total floating rate	1,880,950	95.98%	1,858,703	94.85%	(22,247)	(1.13)%
Fixed rate
CMBS-private placement	154,681	68.14%	158,001	69.61%	3,320	1.47%
B notes (1)	16,327	99.30%	16,121	98.05%	(206)	(1.25)%
Mezzanine loans (1)	66,941	99.70%	66,282	98.73%	(659)	(0.97)%
Loans receivable-related party	8,324	100.00%	8,324	100.00%	—	—%
Total fixed rate	246,273	77.23%	248,728	78.00%	2,455	0.77%
Other (non-interest bearing)
Investment in real estate	75,386	100.00%	75,386	100.00%	—	—%
Investment in unconsolidated entities	45,413	100.00%	45,413	100.00%	—	—%
Total other	120,799	100.00%	120,799	100.00%	—	—%
Grand total	$2,248,022	93.70%	$2,228,230	92.87%	$(19,792)	(0.83)%

(1)
Net carrying amount includes an allowance for loan losses of $9.2 million at March 31, 2013, allocated as follows:  B notes $219,000, mezzanine loans $914,000 and whole loans $8.0 million. Net carrying amount includes an allowance for loan losses of $8.0 million at December 31, 2012, allocated as follows:  B notes $206,000, mezzanine loans $860,000 and whole loans $6.9 million.

(2)	Net carrying amount includes allowance for loan losses of $7.8 million and $9.7 million as of March 31, 2013 and December 31, 2012, respectively.

(3)	Loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.
Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS-private placement portfolio at a net discount.  At March 31, 2013 and December 31, 2012, the remaining discount to be accreted into income over the remaining lives of the securities was $8.7 million and $9.3 million, respectively. At March 31, 2013 and December 31, 2012, the remaining premium to be amortized into income over the remaining lives of the securities was $1.1 million and $2.0 million, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.

During the three months ended March 31, 2013 and 2012, there was no other-than-temporary impairment on positions recognized that supported the CMBS-private placement portfolio. Our securities classified as available-for-sale have increased in fair value on a net basis as of March 31, 2013 as compared to March 31, 2012 primarily due to improving dealer pricing on the existing portfolio and new purchases in 2013. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS-private placement (in thousands, except percentages):

	Fair Value at				Fair Value at
	December 31, 2012	Net Purchases	Upgrades/Downgrades	MTM Change Same Ratings	March 31, 2013
Moody's Ratings Category:
Aaa	$66,830	$7,740	$—	$(16,232)	$58,338
Aa1 through Aa3	4,926	4,991	—	145	10,062
A1 through A3	8,944	—	—	243	9,187
Baa1 through Baa3	44,624	4,159	—	295	49,078
Ba1 through Ba3	3,737	4,157	—	(2,080)	5,814
B1 through B3	7,315	8,192	(2,440)	5,740	18,807
Caa1 through Caa3	8,052	—	—	109	8,161
Ca through C	8,168	—	—	(2,015)	6,153
Non-Rated	18,219	—	—	(2,264)	15,955
Total	$170,815	$29,239	$(2,440)	$(16,059)	$181,555

S&P Ratings Category:
AAA	$52,640	$7,740	$—	$(11,605)	$48,775
A+ through A-	7,433	—	—	280	7,713
BBB+ through BBB-	13,248	—	—	431	13,679
BB+ through BB-	31,691	4,159	4,900	(4,342)	36,408
B+ through B-	15,963	12,349	—	1,497	29,809
CCC+ through CCC-	8,959	—	—	127	9,086
D	1,150	—	—	50	1,200
Non-Rated	39,731	4,991	—	(9,837)	34,885
Total	$170,815	$29,239	$4,900	$(23,399)	$181,555
Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013:
Structured notes	$16,803	$10,964	$(1,005)	$26,762
RMBS	6,025	1,426	(1,321)	6,130
Total	$22,828	$12,390	$(2,326)	$32,892

December 31, 2012:
Structured notes	$9,413	$10,894	$(1,028)	$19,279
RMBS	6,047	858	(1,341)	5,564
Total	$15,460	$11,752	$(2,369)	$24,843
We purchased three and sold one securities during the three months ended March 31, 2013, for a net gain of $434,000. We held 15 and 13 investment securities, trading as of March 31, 2013 and December 31, 2012, respectively.
Other Asset-Backed Securities.  At March 31, 2013 and December 31, 2012, we held two other ABS positions with a fair value of $23,000.  These securities are classified as available-for-sale and carried at fair value.

(Back to Index)

(Back to Index)

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
March 31, 2013
Whole loans, floating rate (1) (5)	35	$550,414	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,293	8.68%	April 2016
Mezzanine loans, floating rate	2	15,848	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (7)	3	66,928	0.50% to 20.00%	September 2014 to September 2019
Total (2)	41	$649,483

December 31, 2012
Whole loans, floating rate (1) (4) (5) (6)	37	$567,938	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,327	8.68%	April 2016
Mezzanine loans, floating rate	2	15,845	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (7)	3	66,941	0.50% to 20.00%	September 2014 to September 2019
Total (2)	43	$667,051

(1)
Whole loans had $9.5 million and $8.9 million in unfunded loan commitments as of March 31, 2013 and December 31, 2012, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $9.2 million and $8.0 million recorded as of March 31, 2013 and December 31, 2012, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	Floating rate whole loans includes a $2.0 million portion of a whole loan that has a fixed rate of 15.0% as of December 31, 2012.

(5)	Floating rate whole loans includes a $1.0 million preferred equity tranche of a whole loan that has a fixed rate of 10.0% as of March 31, 2013 and December 31, 2012.

(6)	Amount includes $34.0 million of two whole loans that are classified as a loan held for sale at December 31, 2012.

(7)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

Bank Loans.  At March 31, 2013, our consolidated securitizations, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CDO VIII and Whitney CLO I, held a total of $1.1 billion of bank loans at fair value.  The bank loans held by these entities secure the CDO notes they issued and are not available to satisfy the claims of our creditors.  The aggregate fair value of bank loans held decreased by $96.5 million over their holdings at December 31, 2012. This decrease was primarily due to paydowns and sales of bank loans during the quarter ended March 31, 2013.
We have determined that Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CDO VIII and Whitney CLO I are variable interest entities, or VIEs, and that we are the primary beneficiary of each.  As of March 31, 2013, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII and Whitney CLO I were consolidated.  We own 100% of the equity of Apidos CDO I, Apidos CDO III and Apidos CDO Cinco.  We own approximately 43% of the equity of Apidos CLO VIII and 66.6% of the equity of Whitney CLO I.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments (in thousands):

	March 31, 2013		December 31, 2012
	Amortized cost	Fair Value (1)	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$29,419	$29,775	$41,831	$42,337
Ba1 through Ba3	545,140	555,443	645,502	655,039
B1 through B3	445,960	456,237	443,775	449,232
Caa1 through Caa3	28,107	24,123	27,523	23,869
Ca	7,156	3,716	6,819	3,582
No rating provided	38,401	36,372	27,864	28,154
Total	$1,094,183	$1,105,666	$1,193,314	$1,202,213

S&P ratings category:
BBB+ through BBB-	$119,008	$120,753	$128,072	$129,648
BB+ through BB-	428,209	436,364	483,091	490,823
B+ through B-	478,944	490,449	529,331	535,632
CCC+ through CCC-	25,885	21,634	28,567	25,522
CC+ through CC-	1,951	1,484	2,831	1,451
C+ through C-	—	—	—	—
D	2,076	314	2,021	1,237
No rating provided	38,110	34,668	19,401	17,900
Total	$1,094,183	$1,105,666	$1,193,314	$1,202,213
Weighted average rating factor	1,881		1,974

(1)     The bank loan portfolio's fair value is determined using dealer quotes.

The following table provides information as to the lien position and status of our bank loans, which we consolidate (in thousands):

	Amortized Cost
	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	Total
March 31, 2013
Loans held for investment:
First lien loans	$137,366	$184,878	$299,266	$309,965	$115,813	$1,047,288
Second lien loans	3,349	3,057	8,635	10,467	—	25,508
Defaulted first lien loans	1,458	787	324	—	—	2,569
Defaulted second lien loans	334	334	—	—	—	668
Total	142,507	189,056	308,225	320,432	115,813	1,076,033
First lien loans held for sale at fair value	1,378	2,228	—	13,800	744	18,150
Total	$143,885	$191,284	$308,225	$334,232	$116,557	$1,094,183

December 31, 2012
Loans held for investment:
First lien loans	$174,208	$206,960	$298,885	$321,022	$147,791	$1,148,866
Second lien loans	3,559	3,237	8,306	9,035	729	24,866
Subordinated second lien loans	2,207	1,200	615	—	—	4,022
Defaulted first lien loans	333	333	—	—	—	666
Total	180,307	211,730	307,806	330,057	148,520	1,178,420
First lien loans held for sale at fair value	2,671	2,770	3,657	5,796	—	14,894
Total	$182,978	$214,500	$311,463	$335,853	$148,520	$1,193,314

(Back to Index)

(Back to Index)

Asset-backed securities.  In November 2011, the investment securities held-to-maturity portfolio was reclassified to investment securities available-for-sale since management no longer intended to hold these positions until maturity.  These investments are now held at fair value with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet.  At March 31, 2013, we held a total of $24.8 million of ABS at fair value through Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Apidos CLO VIII all of which secure the debt issued by these entities.  At December 31, 2012, we held a total of $26.5 million fair value of ABS through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  The decrease in total ABS was primarily due to paydowns during the quarter ended March 31, 2013.
The following table summarizes our ABS at fair value (in thousands):

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$5,668	$6,212	$5,856	$6,416
Aa1 through Aa3	1,092	1,205	1,086	1,192
A1 through A3	4,500	5,069	6,590	7,116
Baa1 through Baa3	2,828	3,201	2,790	3,108
Ba1 through Ba3	5,134	4,836	5,115	4,614
B1 through B3	3,619	3,365	3,618	3,140
Caa1 through Caa3	—	—	—	—
No rating provided	841	933	830	884
Total	$23,682	$24,821	$25,885	$26,470

S&P ratings category:
AAA	$—	$—	$—	$—
AA+ through AA-	6,761	7,417	6,943	7,608
A+ through A-	6,601	7,474	6,539	7,319
BBB+ through BBB-	726	796	300	327
BB+ through BB-	4,989	4,760	7,518	7,054
B+ through B-	1,553	1,550	1,545	1,510
CCC+ through CCC-	—	—	—	—
No rating provided	3,052	2,824	3,040	2,652
Total	$23,682	$24,821	$25,885	$26,470
Weighted average rating factor	690		642
Corporate bonds. At March 31, 2013, our consolidated securitizations, Apidos Cinco CDO, Apidos CDO VIII and Whitney CLO I, held a total of $35.9 million of corporate bonds at fair value, which secure the debt issued by this entity.  These investments are held at fair value with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet. The aggregate fair value of corporate bonds held increased by $1.6 million over their holdings at December 31, 2012. This increase was primarily due to purchases of corporate bonds during the quarter ended March 31, 2013.

(Back to Index)

(Back to Index)

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	4,334	4,299	4,345	4,359
Aa1 through Aa3	2,063	2,062	2,068	2,063
A1 through A3	5,602	5,602	5,606	5,582
Baa1 through Baa3	720	720	721	707
Ba1 through Ba3	7,495	7,506	4,491	4,445
B1 through B3	5,739	5,809	9,271	9,296
Caa1 through Caa3	750	849	80	81
No rating provided	8,975	9,036	7,779	7,749
Total	$35,678	$35,883	$34,361	$34,282

S&P ratings category:
AAA	4,334	4,299	4,345	4,359
AA+ through AA-	2,063	2,062	2,068	2,063
A+ through A-	3,137	3,140	3,144	3,110
BBB+ through BBB-	1,233	1,238	1,239	1,227
BB+ through BB-	4,417	4,423	1,414	1,407
B+ through B-	11,315	11,388	14,844	14,823
CCC+ through CCC-	2,353	2,484	80	81
No rating provided	6,826	6,849	7,227	7,212
Total	$35,678	$35,883	$34,361	$34,282

Weighted average rating factor	790		1080
Investment in Unconsolidated Entities.  On November 16, 2011, together with LEAF Financial and LCC, we entered into a stock purchase agreement with Eos Partners, L.P., or Eos, a private investment firm, and its affiliates.  In exchange for our prior interest in LCC, we received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock, or the Series B Preferred Stock, and 2,364 shares of newly issued Series D Redeemable Preferred Stock, or the Series D Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LCC.  Our investment in LCC was valued at $36.3 million based on a third-party valuation.  Several approaches, including discounted expected cash flows, market approach and comparable sales transactions were used to estimate the fair value of our investment in LCC as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions.  Accordingly, we recorded a loss of $2.2 million in conjunction with the transaction.  On January 18, 2013, we entered into another stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock for $3.7 million, increasing our fully-diluted basis assuming conversion to 27.5%. Our interest in the investment is accounted for under the equity method. We recorded a loss of $336,000 for the three months ended March 31, 2013 which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income. We recorded no income or losses for the three months ended March 31, 2012. Our investment in LCC was valued at $36.4 million and $33.1 million as of March 31, 2013 and December 31, 2012, respectively.
In accordance with the stock purchase agreement, we and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, or LRF 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes and which we contributed to LCC in connection with the above transaction.  To the extent that the value of the equity on the balance sheet of LRF 3 is less than approximately $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LCC by us), as of the final testing date within 90 days of December 31, 2013, we and Resource America have agreed to be jointly and severally obligated to contribute cash to LCC to make up the deficit. We do not believe it is probable or estimable that we will be required to fund LCC in accordance with the agreement.
We have a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, Resource Capital Trust I , or RCT I, and RCC Trust II, or RCT II.  We completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  We do not have the power to direct the activities of either trust, nor do we have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these trusts.  Therefore, we are

(Back to Index)

(Back to Index)

not deemed to be the primary beneficiary of either trust and accordingly, they are not consolidated into our consolidated financial statements.  We record our investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and record dividend income upon declaration by RCT I and RCT II.  For the three months ended March 31, 2013 and 2012, we recognized $593,000, and $631,000, respectively, of interest expense with respect to the subordinated debentures we issued to RCT I and RCT II which included $47,000 and $45,000, respectively, of amortization of deferred debt issuance costs.  We will continuously reassess whether we should be deemed to be the primary beneficiary of the trusts.
On December 1, 2009, we purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds our interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  We acquired the membership interests for $2.1 million. The agreement requires us to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  Resource Real Estate Management, LLC, or RREM, an affiliate of Resource America, acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the three months ended March 31, 2013 and 2012 , we paid RREM management fees of $8,000 and $12,000, respectively. For the three months ended March 31, 2013 and 2012, we recorded losses of $113,000 and a gain of $1.1 million, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $1.7 million and $2.3 million at March 31, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on our consolidated balance sheet using the equity method.
On June 19, 2012, we entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  We purchased a 7.5% equity interest in the venture. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1.0% of outstanding contributions. We incurred fees payable to RREM of $16,000 during the three months ended March 31, 2013. There were no such fees for the three months ended March 31, 2012. For the three months ended March 31, 2013, we recorded earnings of $24,000, which were recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income.  There was no such income for the three months ended March 31, 2012. The investment balance of $550,000 and $526,000 at March 31, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on our consolidated balance sheet using the equity method. We will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Loans Receivable-Related Party	Total
March 31, 2013:
Allowance for losses at January 1, 2012	$7,986	$9,705	$—	$17,691
Provision (benefit) for loan loss	1,261	(219)	—	1,042
Loans charged-off	(92)	(1,665)	—	(1,757)
Allowance for losses at Mach 31, 2013	$9,155	$7,821	$—	$16,976
Ending balance:
Individually evaluated for impairment	$3,311	$2,607	$—	$5,918
Collectively evaluated for impairment	$5,844	$5,214	$—	$11,058
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$180,262	$3,896	$7,860	$192,018
Collectively evaluated for impairment	$469,221	$1,090,287	$—	$1,559,508
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

December 31, 2012
Allowance for losses at January 1, 2012	$24,221	$3,297	$—	$27,518
Provision for loan loss	5,225	11,593	—	16,818
Loans charged-off	(21,460)	(5,185)	—	(26,645)
Allowance for losses at December 31, 2012	$7,986	$9,705	$—	$17,691
Ending balance:
Individually evaluated for impairment	$2,142	$3,236	$—	$5,378
Collectively evaluated for impairment	$5,844	$6,469	$—	$12,313
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$177,055	$4,688	$8,324	$190,067
Collectively evaluated for impairment	$489,996	$1,187,875	$—	$1,677,871
Loans acquired with deteriorated credit quality	$—	$751	$—	$751

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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2013
Bank loans	$979,854	$43,387	$32,626	$16,270	$3,896	$18,150	$1,094,183

As of December 31, 2012
Bank loans	$1,095,148	$33,677	$27,837	$16,318	$5,440	$14,894	$1,193,314
All of our bank loans are performing with the exception of four loans with an amortized cost of $3.9 million as of March 31, 2013. There were no additional defaults during the three months ended March 31, 2013. As of December 31, 2012, all of our bank loans were performing with the exception of 5 loans with an amortized cost of $5.4 million, one of which defaulted as of December 31, 2012, three of which defaulted as of March 31, 2012, which includes a loan acquired with deteriorated credit quality as a result of the acquisition of Whitney CLO I, and one of which defaulted on December 31, 2011.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of March 31, 2013
Whole loans	$497,052	$—	$53,362	$—	$—	$550,414
B notes	16,293	—	—	—	—	16,293
Mezzanine loans	44,704	—	38,072	—	—	82,776
	$558,049	$—	$91,434	$—	$—	$649,483

As of December 31, 2012
Whole loans	$427,456	$—	$106,482	$—	$34,000	$567,938
B notes	16,327	—	—	—	—	16,327
Mezzanine loans	38,296	—	44,490	—	—	82,786
	$482,079	$—	$150,972	$—	$34,000	$667,051
All of our commercial real estate loans were performing as of March 31, 2013 and December 31, 2012.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis for the years indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
March 31, 2013:
Whole loans	$—	$—	$—	$—	$550,414	$550,414	$—
B notes	—	—	—	—	16,293	16,293	—
Mezzanine loans	—	—	—	—	82,776	82,776	—
Bank loans	—	1,553	2,343	3,896	1,090,287	1,094,183	—
Loans receivable- related party	—	—	—	—	7,860	7,860	—
Total loans	$—	$1,553	$2,343	$3,896	$1,747,630	$1,751,526	$—

December 31, 2012:
Whole loans	$—	$—	$—	$—	$567,938	$567,938	$—
B notes	—	—	—	—	16,327	16,327	—
Mezzanine loans	—	—	—	—	82,786	82,786	—
Bank loans	1,549	—	3,891	5,440	1,187,874	1,193,314	—
Loans receivable- related party	—	—	—	—	8,324	8,324	—
Total loans	$1,549	$—	$3,891	$5,440	$1,863,249	$1,868,689	$—

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2013:
Loans without a specific valuation allowance:
Whole loans	$116,628	$116,628	$—	$115,037	$4,515
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$675
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$6,289	$6,289	$—	$—	$178
Loans with a specific valuation allowance:
Whole loans	$24,313	$24,313	$(3,313)	$22,872	$995
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,896	$3,896	$(2,607)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$140,941	$140,941	$(3,313)	$137,909	$5,510
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	675
Bank loans	3,896	3,896	(2,607)	—	—
Loans receivable - related party	6,289	6,289	—	—	178
	$189,198	$189,198	$(5,920)	$175,981	$6,363

December 31, 2012:
Loans without a specific valuation allowance:
Whole loans	$115,841	$115,841	$—	$114,682	$3,436
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$367
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$6,754	$6,754	$—	$—	$851
Loans with a specific valuation allowance:
Whole loans	$23,142	$23,142	$(2,142)	$22,576	$801
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$5,440	$5,440	$(3,236)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$138,983	$138,983	$(2,142)	$137,258	$4,237
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	6,754	6,754	—	—	851
	$189,249	$189,249	$(5,378)	$175,330	$5,455

(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Quarter Ended March 31, 2013:
Whole loans	6	$153,958	$136,672
Mezzanine loans	1	38,072	38,072
Loans receivable - related party (1)	1	7,797	7,797
Total loans	8	$199,827	$182,541

Quarter Ended March 31, 2012:
Whole loans	4	$133,955	$115,894
Loans receivable - related party	1	7,797	7,797
Total loans	5	$141,752	$123,691

((1)	Loans receivable - related party has received paydowns for the three months ended March 31, 2013 and currently has an outstanding balance of $6.3 million as of March 31, 2013.
As of March 31, 2013 and March 31, 2012, there were no troubled-debt restructurings that subsequently defaulted.
Investments in Real Estate
The table below summarizes our investments in real estate (in thousands):

	As of March 31, 2013		As of December 31, 2012
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$42,538	2	$42,179	2
Office property	10,149	1	10,149	1
Hotel property	25,668	1	25,608	1
Subtotal	78,355		77,936
Less: Accumulated depreciation	(3,213)		(2,550)
Investments in real estate	$75,142		$75,386
Acquisitions
During the three months ended March 31, 2013, we made no acquisitions. During the year ended December 31, 2012, we foreclosed on one self-originated loan and converted the loan to equity with a fair value of $25.5 million at acquisition. The loan was collateralized by a 179 unit hotel property in Coconut Grove, Florida. The property was 75% occupied at acquisition.

(Back to Index)

(Back to Index)

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
We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on the new investment in real estate acquired in September 2012. Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively.
Restricted cash.  At March 31, 2013, we had restricted cash of $112.1 million, which consisted of $107.6 million of restricted cash on our six CDOs, $500,000 held in a margin account related to our swap portfolio and $4.0 million held in restricted accounts at our investment properties.  At December 31, 2012, we had restricted cash of $94.1 million, which consisted of $90.0 million of restricted cash on our six CDOs, $500,000 held in a margin account related to our swap portfolio and $3.6 million held in restricted accounts at our real estate assets.  The increase of $18.0 million is primarily related to proceeds received from loan paydowns and sales in our CDOs. Any subsequent loan paydown proceeds in these CDOs are now used to repay the notes outstanding as stipulated in the indenture.
Interest Receivable.  At March 31, 2013, we had interest receivable of $8.9 million, which consisted of $8.9 million million of interest on our securities and loans and $15,000 of interest earned on escrow and sweep accounts.  At December 31, 2012, we had interest receivable of $7.8 million, which consisted of $7.8 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  The increase resulted from an increase of $470,000 in interest receivable on structured notes, an increase of $400,000 in interest receivable on bank loans and an increase in interest receivable on CRE loans of $400,000, all of which were due to the timing of when payments were due and received.
Prepaid Expenses.  The following table summarizes our other assets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Prepaid taxes	$3,289	$9,546
Prepaid insurance	73	425
Other prepaid expenses	477	425
Total	$3,839	$10,396
Prepaid expenses decreased $6.6 million to $3.8 million as of March 31, 2013 from $10.4 million as of December 31, 2012. The decrease resulted primarily from a decrease of $6.3 million in prepaid taxes due to the timing of when taxes are paid.
Other Assets.  The following table summarizes our other assets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Management fees receivable	$1,190	$1,253
Other receivables	1,735	1,542
Preferred stock proceeds receivable	1,723	1,248
Fixed assets	64	66
Total	$4,712	$4,109

(Back to Index)

(Back to Index)

Other assets increased $603,000 to $4.7 million as of March 31, 2013 from $4.1 million as of December 31, 2012.  This increase resulted primarily from an increase of $475,000 of Series B Preferred proceeds receivable from our at the market program due to the timing of when these proceeds were received by us.
Hedging Instruments.  Our hedges at March 31, 2013 and December 31, 2012 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With interest rates at historically low levels and the forward curve projecting steadily increasing rates as well as the scheduled maturity of two hedges during 2012, we expect that the fair value of our hedges will modestly improve in 2013.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at March 31, 2013 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	$31,149	4.13%	01/10/08	05/25/16	$(1,908)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(220)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(375)
Interest rate swap	1 month LIBOR	80,061	5.58%	06/26/07	04/25/17	(9,998)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(248)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(554)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(551)
Total CRE Swaps		124,370				(13,854)

CMBS Swaps
Interest rate swap	1 month LIBOR	84	0.64%	02/23/11	11/01/13	—
Interest rate swap	1 month LIBOR	27	0.51%	03/18/11	11/01/13	—
Interest rate swap	1 month LIBOR	100	0.55%	03/28/11	11/01/13	—
Interest rate swap	1 month LIBOR	149	0.55%	04/15/11	11/18/13	—
Interest rate swap	1 month LIBOR	2,294	1.11%	04/26/11	01/15/14	(14)
Interest rate swap	1 month LIBOR	393	0.84%	03/31/11	01/18/14	(2)
Interest rate swap	1 month LIBOR	2,664	1.93%	02/14/11	05/01/15	(80)
Interest rate swap	1 month LIBOR	743	1.30%	07/19/11	03/18/16	(10)
Interest rate swap	1 month LIBOR	2,975	1.95%	04/11/11	03/18/16	(76)
Total CMBS Swaps		9,429				(182)

Total Interest Rate Swaps		$133,799	4.96%			$(14,036)
CMBS – Term Repurchase Facility
In February 2011, our wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of highly-rated CMBS.  The maximum amount of the facility is $100.0 million with a 0.25% structuring fee and an initial two year term with a one year option to extend. We guaranteed RCC Real Estate’s and RCC Commercial’s performance of their obligations under the repurchase agreement.  At March 31, 2013, RCC Real Estate had borrowed $44.1 million (net of $117,000 of deferred debt issuance costs), all of which we had guaranteed.  At March 31, 2013, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $52.3 million and a weighted average interest rate of one-month LIBOR plus 1.30%, or 1.48%.  At December 31, 2012, RCC Real Estate had borrowed $42.5 million (net of $23,000 of deferred debt issuance costs), all of which we had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $51.4 million and a weighted average interest rate of one-month LIBOR plus 1.48%, or 1.53%.

(Back to Index)

(Back to Index)

CRE – Term Repurchase Facility
On February 27, 2012, we entered into a master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the origination of commercial real estate loans.  The facility has a maximum amount of $150.0 million and an initial 18 month term with two one year options to extend.  We paid an origination fee of 37.5 basis points (0.375%).  We guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At March 31, 2013, RCC Real Estate had borrowed $64.1 million (net of $219,000 of deferred debt issuance costs), all of which we guaranteed.  At March 31, 2013, borrowings under the repurchase agreement were secured by several commercial real estate loans with an estimated fair value of $93.1 million and a weighted average interest rate of one-month LIBOR plus 2.50%, or 2.70%.  At December 31, 2012, RCC Real Estate had borrowed $58.8 million (net of $348,000 of deferred debt issuance costs), all of which we guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by several commercial real estate loans with an estimated fair value of $85.4 million and a weighted average interest rate of one-month LIBOR plus 2.67%, or 2.88%.
CRE - Repurchase Facility
On March 8, 2005, we entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of commercial real estate loans. There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of one-month LIBOR plus 3.25%. We guaranteed RCC Real Estate's performance of its obligations under the repurchase agreement.  We repaid all borrowings under this agreement as of March 31, 2013.
Short-Term Repurchase Agreements
On March 8, 2005, we entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of CMBS and commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  We guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.   At March 31, 2013, RCC Real Estate had borrowed $9.9 million, all of which we guaranteed.  At March 31, 2013, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $15.2 million and a weighted average interest rate of one-month LIBOR plus 1.08%, or 1.28%.  At December 31, 2012, RCC Real Estate had borrowed $3.1 million, all of which we guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of 5.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.
On February 14, 2012, we entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date with monthly resets of interest rates.  We guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At March 31, 2013, RCC Real Estate had borrowed $19.0 million, all of which we guaranteed.  At March 31, 2013, borrowings under the repurchase agreement were secured by seven CMBS bonds with an estimated fair value of $27.4 million and a weighted average interest rate of one-month LIBOR plus 1.05%, or 1.25%. At December 31, 2012, RCC Real Estate had borrowed $5.4 million, all of which we guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by two CMBS bonds with an estimated fair value of $8.5 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.

On November 6, 2012, we entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity with monthly resets of interest rates.  At March 31, 2013, RCC Real Estate had borrowed $13.5 million, all of which we guaranteed.  At March 31, 2013, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $20.2 million and a weighted average interest rate of one-month LIBOR plus 0.86%, or 1.07%.  At December 31, 2012, RCC Real Estate had borrowed $4.7 million, all of which we guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $7.2 million and a weighted average interest rate of one-month LIBOR plus 0.80%, or 1.01%.
Collateralized Debt Obligations
As of March 31, 2013, we had executed and retained equity in seven CDO transactions as follows:

•
In February 2011, we acquired the rights to manage the assets held by Whitney CLO I. In October 2012, we purchased 66.6% of the oustanding preferred equity. Based upon that purchase, we determined that we had a controlling interest and consolidated Whitney CLO I. The balance of senior notes outstanding as of October 2012, the date of acquisition, was $209.5 million at a discount of 1.47% . All of the notes issued mature on March 1, 2017. We have the right to call the notes anytime after March 1, 2009 until maturity in March 2017. The weighted average interest rate on all

(Back to Index)

(Back to Index)

notes was 1.85% at March 31, 2013. The reinvestment period for Whitney CLO I ended in March 2011 which will result in the sequential pay down of notes as underlying collateral matures and pays down. Since we consolidated Whitney CLO I, $27.6 million of Class A-1L, $26.5 million of Class A-1LA notes and $9.1 million Class A-1LB notes have been paid down.

•
In October 2011, we closed Apidos CLO VIII, a $350.0 million CLO transaction that provided financing for bank loans.  The investments held by Apidos CLO VIII collateralized $317.6 million of senior notes issued by the CDO vehicle.  Resource TRS III originally purchased a $15.0 million equity interest representing approximately 43% of the outstanding preference shares and subsequently sold $3.5 million to our subsidiary RSO Equity Co, LLC in connection with the sale of Apidos Capital Management by the Manager. At March 31, 2013, the notes issued to outside investors had a weighted average borrowing rate of 2.13%.

•
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008, an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, $250,000 of the Class J senior notes in January 2010, $5.0 million of the Class A-2 senior notes in August 2011, $5.0 million of the Class A-2 senior notes in September 2011, $50.0 million of the A1-R notes were repurchased in June 2012 by a clearing broker for us and subsequently paid off.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares. At March 31, 2013, the notes issued to outside investors had a weighted average borrowing rate of 0.83%. The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected.  Through March 31, 2013, $41.6 million of Class A-1 notes had been paid down and $50.0 million of the Class A-1R senior notes had been redeemed.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  RCC Commercial II holds a $28.0 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2013, the notes issued to outside investors had a weighted average borrowing rate of 0.80%.

•
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in September 2009, $3.5 million of the Class E senior note and $4.0 million of the Class F senior notes in September 2009, $20.0 million of the Class A-1 senior notes in February 2010, $4.3 million of the Class A-1 senior notes in May 2012 and $4.0 million of the Class C senior notes in May 2012.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2013, the notes issued to outside investors had a weighted average borrowing rate of 1.64%.  The reinvestment period expired in September 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through March 31, 2013, $75.4 million of the Class A-1 senior notes had been paid down.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2013, the notes issued to outside investors had a weighted average borrowing rate of 0.80%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected. Through March 31, 2013, $68.8 million of the Class A-1 senior notes had been paid down.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  RCC Commercial originally purchased a $28.5 million equity interest representing 100% of the outstanding preference shares and during the three months ended June 30, 2012 sold 10% or $2.85 million to our subsidiary RSO Equity Co, LLC in connection with the sale of Apidos Capital Management by the Manager.  Our subsidiary, RCC Commercial II, repurchased $2.0 million of the Class B notes in May 2012.  At March 31, 2013, the notes issued to outside investors had a weighted average borrowing rate of 1.14%.  The reinvestment period expired in July 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through March 31, 2013, $144.9 million of the Class A-1 senior notes had been paid down.

(Back to Index)

(Back to Index)

•
On June 21, 2011, we surrendered to the respective trustees, for cancellation without consideration, certain notes issued by RREF CDO 2007-1 and RREF CDO 2006-1.  In RREF CDO 2007-1, we surrendered $7.5 million of the Class B notes, $6.5 million of the Class F notes, $6.25 million of the Class G notes and $10.6 million of the Class H notes.  In RREF CDO 2006-1, we surrendered $6.9 million of the Class B notes, $7.7 million of the Class C notes, $5.52 million of the Class D notes, $7.0 million of the Class E notes and $5.25 million of the Class F notes.  The surrendered notes were canceled by the trustee under the applicable indentures, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations improves each CDO’s performance with respect to its over-collateralization and interest coverage tests, with which each CDO had complied before cancellation, and secures our long term interest in these structured vehicles.

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
The rates for RCT I and RCT II, at March 31, 2013, were 4.23% and 4.25%, respectively.  The rates for RCT I and RCT II, at December 31, 2012, were 4.26% and 4.26%, respectively.  The junior subordinated debentures debt issuance costs are included in borrowings in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at March 31, 2013 were $334,000 and $353,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2012 were $358,000 and $377,000, respectively.
Stockholders’ Equity
Stockholders’ equity at March 31, 2013 was $658.0 million and gave effect to $14.9 million of unrealized losses on our cash flow hedges and $6.8 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss and also from improvement in the fair market value of our securities available-for-sale portfolio.  Stockholders’ equity at December 31, 2012 was $613.3 million and gave the effect to $15.6 million of unrealized losses on cash flow hedges and $11.5 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The increase in stockholder’s equity during the three months ended March 31, 2013 was principally due to the proceeds from sales of our common stock through our DRIP and the issuance by our at-the market offering of 8.25% Series B Preferred Stock.
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

(Back to Index)

(Back to Index)

While our calculations of AFFO may differ from the methodology used for calculating AFFO by other REITs and our AFFO may not be comparable to AFFO reported by other REITs, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare our performance with some other REITs.  Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP.  Furthermore FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties.  Neither FFO nor AFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.
The following table reconciles GAAP net income to FFO and AFFO for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net income allocable to common shares - GAAP	$11,526	$14,481
Adjustments:
Real estate depreciation and amortization	673	710
(Gains) losses on sales of properties (1)	22	(1,087)
FFO	12,221	14,104
Adjustments:
Non-cash items:
Adjust for impact of imputed interest on VIE accounting	(1,090)	—
Provisions for loan losses	194	1,584
Amortization of deferred costs (non real estate) and intangible assets	1,866	1,655
Equity investment losses	336	—
Share-based compensation	3,591	868
Impairment losses on real property held for sale	21	139
Straight line rental adjustments	2	8
REIT tax planning adjustments	726	—
Cash items:
Gains (losses) on sales of joint venture real estate interest (1)	(22)	1,087
Gain on the extinguishment of debt	3,585	—
Capital expenditures	(418)	(803)
AFFO	$21,012	$18,642

Weighted average shares – diluted	105,327	81,893

AFFO per share – diluted	$0.20	$0.23

(1)     Amount represents (gains) losses on sales of joint venture real estate interests from a joint venture that were recorded by us.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
For the three months ended March 31, 2013, our principal sources of current liquidity were proceeds from the sale of common stock through our DRIP and proceeds from our ATM program on our 8.25% Series B Preferred Stock as well as funds available in existing CDO financings of $107.6 million and cash flow from operations.  For the three months ended March 31, 2013, we received $18.0 million of DRIP proceeds and $26.9 million of preferred stock sales proceeds, both of which are included in our $67.7 million of unrestricted cash at March 31, 2013.  In addition, we had capital available through two CRE term facilities to help finance the purchase of CMBS securities and origination of commercial real estate loans of $55.9 million and $85.6 million, respectively.  As of December 31, 2012, our principal sources of current liquidity were proceeds from the sale of common stock through our DRIP, proceeds from our offering of 8.5% Series A Preferred Stock and proceed from our offering of 8.25% Series B Preferred Stock as well as funds available in existing CDO financings of $78.5 million and cash flow from operations.  For the year ended December 31, 2012, we received $73.0 million of DRIP proceeds and $43.1 million of preferred stock sales proceeds, both of which are included in our $85.3 million of unrestricted cash at December 31, 2012.  In addition, we had capital available through two CRE term facilities to help finance the purchase of CMBS securities and origination of commercial real estate loans of $45.3 million and $90.9 million, respectively.
Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through March 31, 2013, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.
The following table sets forth distributions to us from our CDOs and a summary of our compliance with the coverage tests for these CDOs for the periods presented (in thousands):

Name	CDO Type	Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
		Three Months Ended March 31,	Year Ended December 31,	As of March 31,	As of March 31,	As of Initial Measurement Date
		2013 (1)	2012 (1)	2013 (2) (3)	2013 (4)
		(actual)	(actual)
Apidos CDO I (5)	CLO	$1,709	$7,971	$4,453	$13,094	$17,136
Apidos CDO III (6)	CLO	$2,220	$8,742	$4,110	$9,877	$11,269
Apidos Cinco CDO	CLO	$3,265	$11,109	$5,846	$20,073	$17,774
Apidos CLO VIII (7)	CLO	$1,115	$2,992	$3,937	$15,245	$13,657
Whitney CLO I (8)	CLO	$689	$802	$12	$15,240	N/A
RREF 2006-1 (9)	CRE CDO	$18,945	$15,050	$7,918	$56,023	$24,941
RREF 2007-1 (10)	CRE CDO	$3,022	$13,226	$8,011	$38,305	$26,032

(1)
Distributions on retained equity interests in CDOs (comprised of note investments and preference share ownership) and principal paydowns on notes owned, RREF CDO 2006-1 includes $16.0 million and $2.3 million of paydowns as of March 31, 2013 and December 31, 2012, respectively.

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

(Back to Index)

(Back to Index)

(7)
Distributions from Apidos CLO VIII, which closed in October 2011, includes $190,000 and $752,000 in base and subordinated management fees for the three months ended March 31, 2013 and year ended December 31, 2012, respectively; RSO's distributions represent 43% of the subordinated debt as a result of our investment of $15.0 million.

(8)
Whitney CLO I was acquired in October 2012, when RSO purchased 66.6% of the outstanding preference shares, includes $203,000 and $236,000 of collateral management fees for the three months ended March 31, 2013 and year ended December 31, 2012, respectively.

(9)	RREF CDO 2006-1 reinvestment period expired in September 2011.

(10)	RREF CDO 2007-1 reinvestment period expired in June 2012.
At April 30, 2013, after paying the first quarter common and preferred dividends, our liquidity is derived from two primary sources:

•
unrestricted cash and cash equivalents of $162.8 million, restricted cash of $500,000 in margin call accounts and restricted cash of $4.3 million in the form of real estate escrows, reserves and deposits; and

•
capital available for reinvestment in its three of its CDO entities of $30.6 million, of which $710,000 is designated to finance future funding commitments on CRE loans, loan principal repayments of $74.5 million that will pay down outstanding CLO notes, and $11.4 million in interest collections.

Our leverage ratio may vary as a result of the various funding strategies we use.  As of March 31, 2013 and December 31, 2012, our leverage ratio was 2.5 times and 2.9 times, respectively.  The decrease in leverage ratio was primarily due to the repayment of our CDO notes and equity offering proceeds received through our DRIP and preferred stock issuances which were partially offset by borrowings under our Wells Fargo CMBS and Wells Fargo CRE repurchase facilities.
Distributions
In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
On March 15, 2013, we declared a quarterly distribution of $0.20 per share of common stock or $21.6 million in the aggregate, which was paid on April 26, 2013, to stockholders of record as of March 28, 2013.
On March 18, 2013, we declared distributions totaling $359,000 or $0.53 per share to our Series A Preferred share stockholders, which was paid on April 30, 2013 to our preferred share stockholders of record as of April 1, 2013.
On March 18, 2013, we declared distributions totaling $1.2 million or $0.51 per share to our Series B Preferred share stockholders, which was paid on April 30, 2013 to our preferred share stockholders of record as of April 1, 2013.
Contractual Obligations and Commitments

	Contractual Commitments (dollars in thousands) Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
CDOs (1)	$1,475,013	$—	$—	$—	$1,475,013
Repurchase Agreements(2)	110,364	110,364	—	—	—
Unsecured junior subordinated debentures (3)	50,861	—	—	—	50,861
Mortgage payable	13,600	—	—	—	13,600
Joint ventures (4)	953	953	—	—	—
Unfunded commitments on CRE loans (5)	9,547	—	9,547	—	—
Base management fees (6)	10,377	10,377	—	—	—
Total	$1,670,715	$121,694	$9,547	$—	$1,539,474

(1)
Contractual commitments do not include $3.1 million, $6.4 million, $3.9 million, $8.1 million, $15.2 million, $11.0 million and $40.0 million of interest expense payable through the stated maturity dates of July 2014, May 2015, May 2015, March 2017, June 2017 and October 2017, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1, Whitney CLO I, RREF 2007-1 and Apidos CLO VIII.  The maturity date represents the period under which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitments include $115,000 of interest expense payable through the maturity date of April 18, 2013 on our repurchase agreements.

(Back to Index)

(Back to Index)

(3)
Contractual commitments do not include $46.1 million and $47.0 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

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

At March 31, 2013, we had 16 interest rate swap contracts with a notional value of $133.8 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of March 31, 2013, the average fixed pay rate of our interest rate hedges was 4.96% and our receive rate was one-month LIBOR, or 0.20%.
Off-Balance Sheet Arrangements
General
As of March 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, as of December 31, 2012, we had not guaranteed obligations of any such unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
Unfunded Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our commercial real estate loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of March 31, 2013, we had eight loans with unfunded commitments totaling $9.5 million, of which $710,000 will be funded by restricted cash in RREF CDO 2007-1; we intend to fund the remaining $8.8 million through cash flow from normal operating activities and principal repayments on other loans in our portfolio. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Guarantees and Indemnifications
In the ordinary course of business, we may provide guarantees and indemnifications that contingently obligate us to make payments to the guaranteed or indemnified party based on changes in the value of an asset, liability or equity security of the guaranteed or indemnified party. As such, we may be obligated to make payments to a guaranteed party based on another entity’s failure to perform or achieve specified performance criteria, or we may have an indirect guarantee of the indebtedness of others. On November 16, 2011, as set forth in " -Financial Condition", as part of the LCC transaction, we and Resource America become jointly and severally liable to contribute cash to LCC, to the extent that the value of the equity on the balance sheet of LEAF Receivables Funding 3 is less than $18.7 million (the value of Leaf Receivables Funding 3’s equity when it was contributed to LCC by RCC) as of a specified final testing date within 90 days following December 31, 2013. We do not believe it is probable or estimable that we will be required to fund LCC in accordance with the SPA because LEAF Receivables Funding 3 is currently profitable and is expected to be profitable through the year ended December 31, 2013.

ITEM 3 .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2013, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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
The following sensitivity analysis tables show, at March 31, 2013 and December 31, 2012, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	March 31, 2013
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$250,315	$240,547	$231,514
Change in fair value	$9,768		$(9,033)
Change as a percent of fair value	4.06%		3.76%

Hedging instruments:
Fair value	$(16,367)	$(14,036)	$(9,843)
Change in fair value	$(2,331)		$4,193
Change as a percent of fair value	16.61%		29.87%

	December 31, 2012
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$163,093	$157,423	$152,124
Change in fair value	$5,670		$(5,299)
Change as a percent of fair value	3.60%		3.37%

Hedging instruments:
Fair value	$(16,956)	$(14,687)	$(10,090)
Change in fair value	$(2,269)		$4,597
Change as a percent of fair value	15.45%		31.30%

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
Changes in Internal Control of Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II OTHER INFORMATION

NOTE 6.    Exhibits

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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
10.1(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (4)
10.1(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (5)
10.1(c)	Second Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of August 17, 2010. (8)
10.1(d)	Third Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of February 24, 2011. (11)
10.1(e)	Fourth Amendment to Amended and Restated Management Agreement (12)
10.1(f)	Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 13, 2012. (15)
10.2(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
10.2(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)

(Back to Index)

(Back to Index)

10.3	2005 Stock Incentive Plan. (1)
10.4	Amended and Restated 2007 Omnibus Equity Compensation Plan. (7)
10.5	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
10.6	Revolving Judgment Note and Security Agreement between Resource Capital Corp and RCC Real Estate and the Bancorp Bank, dated July 7, 2011 (13)
10.7	At-the-Market Issuance Sales Agreement, dated June 28, 2012 among Resource Capital Corp., Resource Capital Manager and MLV & Co. LLC (21)
10.7(a)	Master Repurchase and Securities Contract for $150 million between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated February 27, 2012 (19)
10.7(b)	Guaranty Agreement made by Resource Capital Corp., as guarantor, in favor of Wells Fargo Bank, National Association (19)
10.7(c)	First Amendment to Master Repurchase and Securities Contract, dated April 2, 2013. (20)
10.8	Transfer and Contribution Agreement by and among LEAF Financial Corporate, Resource TRS, Inc., Resource Capital Corp. and LEAF Commercial Capital, Inc. dated January 4, 2011. (9)
10.9	At-the-Market Issuance Sales Agreement, dated November 19, 2012 among Resource Capital Corp., Resource Capital Manager and MLV & Co. LLC. (22)
10.10	At-the-Market Issuance Sales Agreement, dated March 15, 2013 among Resource Capital Corp., Resource Capital Manager and MLV & Co. LLC (22)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, Dated February 27, 2012. (14)
99.2	Guaranty made by Resource Capital Corp. as guarantor, in favor of Wells Fargo Bank, National Association, dated February 27, 2012 (14)
101	Interactive Data Files

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2010.

(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2011.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 20, 2012.

(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 7, 2011.

(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.

(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.

(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.

(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.

(18)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 28, 2012.

(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.

(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.

(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.

(22)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.

(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 19, 2013.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

May 10, 2013	By:	/s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

May 10, 2013	By:	/s/ David J. Bryant
DAVID J. BRYANT
Senior Vice President
Chief Financial Officer,
Chief Accounting Officer and Treasurer

(Back to Index)