Form 10-Q
period 2013-09-30
Resource Capital Corp.
filed 2013-11-12
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

(212) 506-3899
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on November 7, 2013 was 127,745,144 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)
PART I

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS (1)
Cash and cash equivalents	$144,463	$85,278
Restricted cash	59,195	94,112
Investment securities, trading	12,099	24,843
Investment securities available-for-sale, pledged as collateral, at fair value	173,994	195,200
Investment securities available-for-sale, at fair value	46,690	36,390
Linked transactions, net at fair value	29,978	6,835
Loans held for sale	332,351	48,894
Investment in real estate	55,144	75,386
Loans, pledged as collateral and net of allowances of $12.9 million and $17.7 million	1,305,739	1,793,780
Loans receivable–related party	8,067	8,324
Investments in unconsolidated entities	72,955	45,413
Interest receivable	8,078	7,763
Deferred tax asset	3,268	2,766
Principal paydown receivable	7	25,570
Intangible assets	11,728	13,192
Prepaid expenses	4,961	10,396
Other assets	4,347	4,109
Total assets	$2,273,064	$2,478,251
LIABILITIES (2)
Borrowings	$1,422,430	$1,785,600
Distribution payable	26,796	21,655
Accrued interest expense	2,708	2,918
Derivatives, at fair value	12,208	14,687
Accrued tax liability	4,989	13,641
Deferred tax liability	7,690	8,376
Accounts payable and other liabilities	12,829	18,029
Total liabilities	1,489,650	1,864,906
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 8.50% Series A 100,000,000 shares authorized, 680,952 and 676,373 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 8.25% Series B 100,000,000 shares authorized, 3,229,317 and 1,126,898 shares issued and outstanding	3	1
Common stock, par value $0.001: 500,000,000 shares authorized; 127,237,134 and 105,118,093 shares issued and outstanding (including 3,046,343 and 3,308,343 unvested restricted shares)	127	105
Additional paid-in capital	1,028,826	836,053
Accumulated other comprehensive loss	(17,383)	(27,078)
Distributions in excess of earnings	(228,160)	(195,737)
Total stockholders’ equity	783,414	613,345
TOTAL LIABILITIES AND EQUITY	$2,273,064	$2,478,251

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
PART I

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
(1) Assets of consolidated VIEs included in the total assets above:
Restricted cash	$53,752	$90,108
Investments securities available-for-sale, pledged as collateral, at fair value	110,993	135,566
Loans held for sale	332,351	14,894
Loans, pledged as collateral and net of allowances of $7.3 million and $15.2 million	981,513	1,678,719
Interest receivable	5,506	5,986
Prepaid expenses	254	328
Principal paydown receivable	7	25,570
Other assets	35	333
Total assets of consolidated VIEs	$1,484,411	$1,951,504

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Borrowings	$1,166,209	$1,614,882
Accrued interest expense	2,184	2,666
Derivatives, at fair value	11,766	14,078
Accounts payable and other liabilities	646	698
Total liabilities of consolidated VIEs	$1,180,805	$1,632,324

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Interest income:
Loans	$24,374	$24,130	$78,370	$70,757
Securities	3,411	3,564	10,949	10,520
Interest income − other	649	2,218	3,150	8,204
Total interest income	28,434	29,912	92,469	89,481
Interest expense	11,762	8,208	34,061	25,460
Net interest income	16,672	21,704	58,408	64,021
Rental income	4,649	2,689	15,875	6,642
Dividend income	223	17	256	51
Equity in net losses of unconsolidated subsidiaries	(505)	(779)	(858)	(1,469)
Fee income	1,245	1,777	4,182	5,528
Net realized and unrealized gain on sales of investment securities available-for-sale and loans	570	346	3,355	2,148
Net realized and unrealized (loss) gain on investment securities, trading	(229)	9,782	(864)	13,350
Unrealized gain (loss) and net interest income on linked transactions, net	1,161	133	(4,343)	386
Total revenues	23,786	35,669	76,011	90,657
OPERATING EXPENSES
Management fees − related party	5,113	5,521	11,006	13,512
Equity compensation − related party	2,120	1,404	7,866	3,412
Professional services	1,396	845	3,745	2,562
Insurance	214	161	588	478
Rental operating expense	3,523	1,827	11,084	4,456
General and administrative	1,288	844	4,428	3,377
Depreciation and amortization	904	1,249	3,041	3,974
Income tax expense	722	3,979	4,221	6,978
Net impairment losses recognized in earnings	255	9	811	180
Provision for loan losses	741	1,370	541	7,801
Total operating expenses	16,276	17,209	47,331	46,730
	7,510	18,460	28,680	43,927
OTHER REVENUE (EXPENSE)
Gain on the extinguishment of debt	—	—	—	5,464
Gain on sale of real estate	16,607	—	16,607	—
Total other revenue	16,607	—	16,607	5,464
NET INCOME	24,117	18,460	45,287	49,391
Net income allocated to preferred shares	(1,996)	(308)	(5,107)	(333)
NET INCOME ALLOCABLE TO COMMON SHARES	$22,121	$18,152	$40,180	$49,058
NET INCOME PER COMMON SHARE – BASIC	$0.18	$0.20	$0.34	$0.58
NET INCOME PER COMMON SHARE – DILUTED	$0.18	$0.20	$0.34	$0.57
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − BASIC	124,212,032	89,066,927	116,471,142	84,594,892
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − DILUTED	126,072,682	89,965,680	117,973,978	85,365,343

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$24,117	$18,460	$45,287	$49,391
Other comprehensive income:
Reclassification adjustment for (gains) losses included in net income	396	89	(4,728)	1,023
Unrealized gains (losses) on available-for-sale securities, net	1,723	6,820	11,644	15,216
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income	129	58	322	170
Unrealized gains (losses) on derivatives, net	498	(2,625)	2,480	(2,985)
Foreign currency translation	(23)	—	(23)	—
Total other comprehensive income	2,723	4,342	9,695	13,424
Comprehensive income allocable to common shares	$26,840	$22,802	$54,982	$62,815

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity
Balance, January 1, 2013	105,118,093	$105	$1	$1	$836,053	$(27,078)	$—	$(195,737)	$613,345
Proceeds from dividend reinvestment and stock purchase plan	3,079,261	3	—	—	19,089	—	—	—	19,092
Proceeds from issuance of common stock	18,687,500	19	—	—	118,259	—	—	—	118,278
Proceeds from issuance of preferred stock	—	—	—	2	52,229	—	—	—	52,231
Offering costs	—	—	—	—	(5,322)	—	—	—	(5,322)
Stock based compensation	361,062	—	—	—	652	—	—	—	652
Amortization of stock based compensation	—	—	—	—	7,866	—	—	—	7,866
Forfeitures	(8,782)	—	—	—	—	—	—	—	—
Net Income	—	—	—		—	—	45,287	—	45,287
Preferred dividends	—	—	—	—	—	—	(5,107)	—	(5,107)
Securities available-for-sale, fair value adjustment, net	—	—	—		—	6,916	—	—	6,916
Designated derivatives, fair value adjustment	—	—	—	—	—	2,802	—	—	2,802
Cumulative translation adjustment	—	—	—	—	—	(23)	—	—	(23)
Distributions on common stock	—	—	—	—	—	—	(40,180)	(32,423)	(72,603)
Balance, September 30, 2013	127,237,134	$127	$1	$3	$1,028,826	$(17,383)	$—	$(228,160)	$783,414

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,287	$49,391
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	541	7,801
Depreciation of investments in real estate and other	1,638	1,264
Amortization of intangible assets	1,463	2,709
Amortization of term facilities	876	710
Accretion of net discounts on loans held for investment	(8,306)	(10,738)
Accretion of net discounts on securities available-for-sale	(1,925)	(2,444)
Amortization of discount on notes of CDOs	3,937	1,037
Amortization of debt issuance costs on notes of CDOs	2,868	3,330
Amortization of stock-based compensation	7,866	3,412
Amortization of terminated derivative instruments	322	169
Distribution accrued to preferred stockholders	(5,107)	—
Accretion of interest-only available-for-sales securities	(714)	(463)
Non-cash incentive compensation to the Manager	484	814
Deferred income tax (benefits)	502	(1,315)
Purchase of securities, trading	(11,044)	(8,348)
Principal payments on securities, trading	4,211	981
Proceeds from sales of securities, trading	18,713	33,579
Net realized and unrealized loss (gain) on investment securities, trading	864	(13,350)
Net realized gain on sales of investment securities available-for-sale and loans	(3,355)	(2,148)
Gain on early extinguishment of debt	—	(5,464)
Gain on sale of real estate	(16,607)	—
Net impairment losses recognized in earnings	802	180
Linked transactions fair value adjustments	5,224	—
Equity in net losses of unconsolidated subsidiaries	858	1,469
Changes in operating assets and liabilities	17,434	(9,504)
Net cash provided by operating activities	66,832	53,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	30,079	85,413
Purchase of securities available-for-sale	(120,599)	(70,654)
Principal payments on securities available-for-sale	33,010	36,365
Proceeds from sale of securities available-for-sale	7,025	6,719
Investment in unconsolidated entity	(25,508)	(725)
Minority interest equity	2,200	1,979
Equity contribution to VIE	—	(710)
Improvement of real estate held-for-sale	(404)	(138)
Proceeds from sale of real estate held-for-sale	37,001	2,886
Purchase of loans	(555,051)	(479,172)
Principal payments received on loans	487,606	356,866
Proceeds from sale of loans	314,112	139,708
Distributions from investments in real estate	522	1,152
Improvements in investments in real estate	(365)	(852)
Purchase of furniture and fixtures	(128)	—
Principal payments received on loans – related parties	499	459
Net cash provided by investing activities	209,999	79,296

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $4,228 and $2,165)	114,018	55,502
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $19)	19,092	50,424
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $3 and $781)	112	16,411
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $1,091 and $0)	51,057	—
Proceeds from borrowings:
Repurchase agreements	143,203	33,820
Payments on borrowings:
Collateralized debt obligations	(450,437)	(156,989)
Mortgage payable	(13,600)	—
Retirement of debt	—	(4,850)
Payment of debt issuance costs	(1,740)	(586)
Payment of equity to third party sub-note holders	(6,952)	(2,160)
Distributions paid on preferred stock	(4,389)	(93)
Distributions paid on common stock	(68,010)	(54,231)
Net cash (used in) financing activities	$(217,646)	$(62,752)
NET INCREASE IN CASH AND CASH EQUIVALENTS	59,185	69,616
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,278	43,116
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$144,463	$112,732
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$28,391	$24,209

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 1 − ORGANIZATION AND BASIS OF PRESENTATION

Resource Capital Corp. and subsidiaries’ (collectively the ‘‘Company’’) principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (the ‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (NASDAQ: REXI).  In September 2013, it was determined that the Company is a variable interest entity ("VIE") and that Resource America is the primary beneficiary of the Company. Therefore, the Company's financial statements will be consolidated into Resource America's financial statements. The following subsidiaries are consolidated in the Company’s financial statements:

•
RCC Real Estate, Inc. (“RCC Real Estate”) holds real estate investments, including commercial real estate loans, commercial real estate-related securities and investments in real estate.  RCC Real Estate owns 100% of the equity of the following VIEs:

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

▪
Whitney CLO I, Ltd. ("Whitney CLO I"), a Cayman Islands limited liability company and TRS. Whitney CLO I is a collateralized loan obligation ("CLO") issuance secured by a portfolio of bank loans and corporate bonds. The Company is the primary beneficiary of Whitney CLO I and therefore consolidates 100% of this VIE in its financial statements. In September 2013, the Company liquidated Whitney CLO I, and as a result substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $103.7 million.

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
SEPTEMBER 30, 2013
(Unaudited)

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

•	Resource TRS IV, Inc. (“Resource TRS IV”), a TRS directly owned by the Company, holds the Company's equity investment in hotel condominium units acquired in conjunction with a loan foreclosure.

•	Resource TRS V, Inc. (“Resource TRS V”), a TRS directly owned by the Company, holds the Company's equity investment in a held for sale condominium complex.

•	RSO EquityCo, LLC owns 10% of the equity of Apidos CDO I and 10% of the equity of Apidos CLO VIII.

•	Long Term Care Conversion, Inc. ("LTCC"), a TRS directly owned by the Company, is a Delaware corporation which owns 100% of the following entity:

•
Long Term Care Conversion, Funding ("LTCC Funding"), a New York limited liability company, owns a 30% equity interest in Life Care Funding, LLC ("LCF") and provides funding through a financing facility to fund the acquisition of life settlement contracts.

•
LCF, a New York limited liability company, is a joint venture between LTCC and Life Care Funding Group Partners and was established for the purpose of originating and acquiring life settlement contracts.

•	RCC Residential, Inc., a TRS directly owned by the Company is a Delaware corporation established to acquire a residential mortgage origination platform.
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the nine months ended September 30, 2013 may not necessarily be indicative of the results of operations for the full year ending December 31, 2013.
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

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

The Company’s investment securities, trading are reported at fair value (see Note 19).  To determine fair value, the Company uses an independent third-party valuation firm utilizing appropriate prepayment, default, and recovery rates.  These valuations are validated utilizing dealer quotes or bids. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote or bid, the Company will evaluate the difference which could result in an updated valuation from the third party or a revised dealer quote. Any changes in fair value are recorded in the Company’s results of operations as net realized and unrealized gain on investment securities, trading.
The Company’s investment securities available-for-sale are reported at fair value (see Note 19).  To determine fair value, the Company uses an independent third-party valuation firm utilizing market color as well as appropriate prepayment, default, and recovery rates.  These valuations are validated utilizing dealer quotes or bids. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote or bid, the Company will evaluate the difference which could result in an updated valuation from the third party or a revised dealer quote. Based on the market color available for each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.
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
Allowance for Loan Loss
The Company maintains an allowance for loan loss.  Loans held for investment are first individually evaluated for impairment so specific reserves can be applied.  Loans for which a specific reserve is not applicable are then evaluated for impairment as a homogeneous pool of loans with substantially similar characteristics so that a general reserve can be established, if needed.  These evaluations are performed at least quarterly.
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
SEPTEMBER 30, 2013
(Unaudited)

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
There were no impairment charges recorded on the Company’s investment in real estate or intangible assets during the three and nine months ended September 30, 2013 and 2012.
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
SEPTEMBER 30, 2013
(Unaudited)

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
NOTE 3 – VARIABLE INTEREST ENTITIES
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
Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of seven VIEs at September 30, 2013: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1 and Whitney CLO I. In performing the primary beneficiary analysis for six of these VIEs (other than Whitney CLO I, which is discussed below), it was determined that the persons that have the power to direct the activities that are most significant to each of these VIEs and the Company who has the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that the Company was the party within that group that is more closely associated to each such VIE because of its preferred equity (and in some cases debt) interest in them.
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
Whitney CLO I, the seventh consolidated VIE, is one in which the Company acquired the rights to manage the assets held by the entity as collateral for its CLOs in February 2011. For a discussion on the primary beneficiary analysis for Whitney CLO I, see “— Unconsolidated VIEs – Resource Capital Asset Management,” below. For a discussion of the Company’s CDOs and CLOs, see Note 1, and for a discussion of the debt issued through the CDOs and CLOs, see Note 12.
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
SEPTEMBER 30, 2013
(Unaudited)

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
The creditors of the Company’s seven consolidated VIEs have no recourse to the general credit of the Company. However, in its capacity as manager, the Company has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the three and nine months ended September 30, 2012, the Company provided financial support of $0 and $199,000, respectively. For the three and nine months ended September 30, 2013, the Company provided no financial support. The Company has provided no financial support to any of its other VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements or implicit variable interests that obligate the Company to provide financial support to any of its consolidated VIEs, although the Company may choose to do so in the future.
The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of September 30, 2013 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006	RREF 2007	Total
ASSETS
Restricted cash (1)	$10,253	$2,943	$18,368	$16,152	$5,586	$20	$430	$53,752
Investment securities available-for-sale, pledged as collateral, at fair value	8,097	6,217	16,622	1,975	—	11,658	66,424	110,993
Loans, pledged as collateral	100,268	148,660	308,128	7,874	635	158,659	257,289	981,513
Loans held for sale	—	183	3,688	325,675	2,805	—	—	332,351
Interest receivable	(148)	597	1,094	752	(18)	1,388	1,841	5,506
Prepaid assets	14	14	26	7	23	99	71	254
Principal receivable	—	—	7	—	—	—	—	7
Other assets	—	—	35	—	—	—	—	35
Total assets (2)	$118,484	$158,614	$347,968	$352,435	$9,031	$171,824	$326,055	$1,484,411

LIABILITIES
Borrowings	$101,827	$145,875	$320,997	$321,360	$2,424	$95,151	$178,575	$1,166,209
Accrued interest expense	263	63	325	1,386	—	41	106	2,184
Derivatives, at fair value	—	—	—	—	—	1,379	10,387	11,766
Accounts payable and other liabilities	154	18	23	384	43	22	2	646
Total liabilities	$102,244	$145,956	$321,345	$323,130	$2,467	$96,593	$189,070	$1,180,805

(1)    Includes $16.7 million available for reinvestment in certain of the CDOs.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s consolidated financial statements as of September 30, 2013. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure” column in the table below.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

LEAF Commercial Capital, Inc.
On November 16, 2011, the Company, together with LEAF Financial, a subsidiary of Resource America, and Leaf Commercial Capital, Inc. (“LCC”), subsidiaries of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the “Series A Preferred Stock”), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the “Series D Preferred Stock”), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC. Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LCC as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. On January 18, 2013, the Company entered into another stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million. During the second quarter of 2013, the Company entered into another stock purchase agreement with LCC to purchase 3,323 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $3.3 million. The Series E Preferred Stock has priority over all other classes of preferred stock. The Company's fully-diluted interest in LCC assuming conversion is 27.5%. The Company’s investment in LCC was held at $40.8 million and $33.1 million as of September 30, 2013 and December 31, 2012, respectively.
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
In connection with this transaction, the Company and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3 ("LRF 3"), a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes. LRF 3 was included in the assets contributed to LCC by the Company. As part of the SPA, the Company and Resource America agreed that, to the extent the value of the equity on the balance sheet of LRF 3 is less than approximately $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LCC by the Company), as of the final testing date, which must be within 90 days following December 31, 2013, they will be jointly and severally obligated to contribute cash to LCC to make up the deficit. The Company does not believe it is probable that it will be required to fund LCC, in accordance with the SPA, based on estimated operating results of LRF 3, and has therefore recorded no liability as of September 30, 2013.
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

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed $1.9 billion of bank loan assets through five CLOs. As a result, the Company is entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is being amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $11.7 million and $13.1 million at September 30, 2013 and December 31, 2012, respectively. The Company recognized fee income of $1.2 million and $4.2 million for the three and nine months ended September 30, 2013, respectively, and $1.8 million and $5.5 million for the three and nine months ended September 30, 2012, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in January 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, the Company purchased 66.6% of its preferred equity, which was determined to be a reconsideration event. Based upon that purchase, the Company determined that it does have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party has the power to direct the activities that are most significant to the VIE. As a result, together with the related party, the Company has both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between the Company and the related party, the Company was the party within that group that is more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. The Company, therefore, consolidated Whitney CLO I. In May 2013, the Company purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of Whitney CLO I. In September 2013, the Company liquidated Whitney CLO I, and as a result substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $103.7 million.
Real Estate Joint Ventures
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (a VIE that holds interests in a real estate joint venture) from Resource America. This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value. The Company acquired the membership interests for $2.1 million. The joint venture agreement requires the Company to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed up to a specified amount. The Company provided funding of $20,000 and $157,000 for the three and nine months ended September 30, 2013 and $145,000 and $465,000 for the three and nine months ended September 30, 2012, respectively, for these investments. Resource Real Estate Management, LLC (“RREM”), an affiliate of Resource America, acts as asset manager of the venture and receives a monthly asset management fee. For the three and nine months ended September 30, 2013, the Company recorded losses of $521,000 and $735,000, respectively. For the three and nine months ended September 30, 2012, the Company recorded income of $346,000 and $931,000, respectively. Using the equity method of accounting, the income/losses were recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statement of income. The Company’s investment in RRE VIP Borrower, LLC at September 30, 2013 and December 31, 2012 was $(330,000) and $2.3 million, respectively.
On June 19, 2012, the Company entered into a second joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments. The Company purchased a 7.5% equity interest in the venture. The Company may be subject to a capital call based on its pro rata share of equity interest in the venture up to the earlier of the end of the investment period, ending in May 2015, or the date the aggregate of all capital contributions exceeds $500.0 million. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. The Company’s investment in the joint venture at September 30, 2013 and December 31, 2012 was $575,000 and $526,000, respectively. Using the equity method of accounting, the Company recognized equity in earnings related to this investment of $6,000 and $49,000 for the three and nine months ended September 30, 2013, respectively. The Company recorded a loss of $100,000 for both the three and nine months ended September 30, 2012.
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

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

CVC Global Credit Opportunities Fund
In May, June, and July 2013, the Company invested a total of $15.0 million in CVC Global Credit Opportunities Fund, a fund which seeks to generate returns targeting corporate credit through a master-feeder fund structure. Because CVC Global Credit Opportunities Fund is not a VIE and the Company owns only 34.4%, the Company will not consolidate it. The Company records its investment in the fund using the equity method. For the three and nine months ended September 30, 2013, the Company recognized $433,000 and $526,000 of income in equity in losses of unconsolidated entities on the consolidated income statement. The investment balance of $15.5 million at September 30, 2013 is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet.
Life Care Funding
In January 2013, Long Term Care Conversion, Inc. (LTCC), a wholly-owned subsidiary of RCC invested $2.0 million into Life Care Funding, LLC (LCF) for the purpose of originating and acquiring life settlement contracts. Although the Investment Committee and Board are controlled by the joint venture partner, the joint venture partner must obtain LTCC's approval to make any investments and the joint venture partner must obtain LTCC approval for all material business operations. As a result, the Company determined that there was joint control and will not consolidate LCF. Using the equity method, the Company recognized a loss of $107,000 and $349,000 during the three and nine months ended September 30, 2013, respectively, as equity in net losses of unconsolidated subsidiaries. The Company's investment in LCF of $1.7 million at September 30, 2013 is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet.
Harvest CLO VII Limited
In September 2013, the Company invested $5.3 million in the subordinated notes of a European CLO, which represented 9.52% of the subordinated notes. The CLO is managed by an independent third party and therefore the Company does not have control and is not deemed to be the primary beneficiary. Therefore, the CLO is not consolidated onto the Company's consolidated financial statements. The Company records its investment in the CLO by imputing an interest rate using expected cash flows over the expected life of the CLO and records the income as equity in net losses of unconsolidated subsidiaries on the consolidated statement of income.
    The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs as of September 30, 2013 (in thousands):

	Unconsolidated Variable Interest Entities
	LEAF Commercial Capital, Inc.	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CLOs	RRE VIP Borrower, LLC	Värde Investment Partners, LP	Life Care Funding	CVC Global Opps Fund	Harvest CLO VII	Total	Maximum Exposure to Loss (1)
Investment in unconsolidated entities	$40,820	$1,548	$—	$(330)	$575	$1,651	$15,526	$4,999	$64,789	$64,789
Intangible assets	—	—	11,687	—	—	—	—	—	11,687	$11,687
Total assets	40,820	1,548	11,687	(330)	575	1,651	15,526	4,999	76,476

Borrowings	—	50,956	—	—	—	—	—	—	50,956	N/A
Total liabilities	—	50,956	—	—	—	—	—	—	50,956	N/A
Net asset (liability)	$40,820	$(49,408)	$11,687	$(330)	$575	$1,651	$15,526	$4,999	$25,520	N/A

(1)	The Company's maximum exposure to loss at September 30, 2013 does not exceed the carrying amount of its investment, subject to the LRF3's contingent obligation as described above.
Other than the contingent obligation arrangement described above in connection with LCC and the commitments to fund its real estate joint ventures, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Non-cash investing activities include the following:
Acquisition of real estate investments	$—	$(21,661)
Conversion of loans to investment in real estate	$—	$21,661

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$25,447	$19,897
Distribution on preferred stock declared but not paid	$2,023	$308
Income taxes paid in cash	$8,997	$19,771
Issuance of restricted stock	$242	$480
Subscription receivable	$257	$24,213
NOTE 5 – INVESTMENT SECURITIES, TRADING
The following table summarizes the Company's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2013:
Structured notes	$8,554	$4,026	$(1,000)	$11,580
RMBS	1,934	—	(1,415)	519
Total	$10,488	$4,026	$(2,415)	$12,099

December 31, 2012:
Structured notes	$9,413	$10,894	$(1,028)	$19,279
RMBS	6,047	858	(1,341)	5,564
Total	$15,460	$11,752	$(2,369)	$24,843
The Company purchased four securities and sold six securities during the nine months ended September 30, 2013, for a net gain of $6.9 million.  The Company held 11 and 13 investment securities, trading as of September 30, 2013 and December 31, 2012, respectively.
NOTE 6 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The Company pledges a portion of its CMBS as collateral against its borrowings under repurchase agreements and derivatives. If the Company finances the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed not to meet sale accounting criteria and the Company will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on the Company's consolidated balance sheet in the line item Linked Transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the Linked Transactions and associated interest income and expense are reported as unrealized gain (loss) and net interest income on linked transactions, net on the Company's consolidated statement of income. CMBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this note, as they are accounted for as derivatives. (see Notes 2 and 20).

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2013:
CMBS	$194,268	$7,297	$(13,792)	$187,773
ABS	26,317	1,776	(495)	27,598
Corporate bonds	5,375	29	(91)	5,313
Other asset-backed	—	—	—	—
Total	$225,960	$9,102	$(14,378)	$220,684

December 31, 2012:
CMBS	$182,828	$4,626	$(16,639)	$170,815
ABS	25,885	1,700	(1,115)	26,470
Corporate Bonds	34,361	111	(190)	34,282
Other asset-backed	—	23	—	23
Total	$243,074	$6,460	$(17,944)	$231,590

(1)	As of September 30, 2013 and December 31, 2012, $174.0 million and $195.2 million, respectively, of securities were pledged as collateral security under related financings.
The following table summarizes the estimated maturities of the Company’s CMBS, ABS, and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
September 30, 2013:
Less than one year	$42,561	(1)	$45,731	4.97%
Greater than one year and less than five years	136,672		138,629	4.67%
Greater than five years and less than ten years	37,088		36,905	2.71%
Greater than ten years	4,363		4,695	4.03%
Total	$220,684		$225,960	4.39%

December 31, 2012:
Less than one year	$42,618	(1)	$46,522	4.09%
Greater than one year and less than five years	122,509		131,076	4.55%
Greater than five years and less than ten years	61,780		60,801	3.31%
Greater than ten years	4,683		4,675	4.03%
Total	$231,590		$243,074	4.12%

(1)    The Company expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.
The contractual maturities of the CMBS investment securities available-for-sale range from October 2013 to April 2025.  The contractual maturities of the ABS investment securities available-for-sale range from November 2015 to August 2022. The contractual maturities of the corporate bond investment securities available-for-sale range from December 2015 to April 2021.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2013:
CMBS	$62,839	$(8,333)	$12,124	$(5,459)	$74,963	$(13,792)
ABS	201	(2)	6,589	(493)	6,790	(495)
Corporate bonds	2,976	(91)	—	—	2,976	(91)
Total temporarily impaired securities	$66,016	$(8,426)	$18,713	$(5,952)	$84,729	$(14,378)

December 31, 2012:
CMBS	$25,803	$(442)	$38,734	$(16,197)	$64,537	$(16,639)
ABS	—	—	5,961	(1,115)	5,961	(1,115)
Corporate bonds	19,445	(190)	—	—	19,445	(190)
Total temporarily impaired securities	$45,248	$(632)	$44,695	$(17,312)	$89,943	$(17,944)
The Company held nine and 19 CMBS investment securities available-for-sale that have been in a loss position for more than 12 months as of September 30, 2013 and December 31, 2012, respectively.  The Company held nine ABS investment securities available-for-sale that have been in a loss position for more than 12 months as of September 30, 2013 and December 31, 2012, respectively.  The Company had no corporate bonds that have been in a loss position for more than 12 months as of September 30, 2013 and December 31, 2012. The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
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
At September 30, 2013 and December 31, 2012, the Company held $187.8 million and $170.8 million, respectively, (net of net unrealized losses of $6.5 million and $12.0 million, respectively), of CMBS recorded at fair value.  To determine fair value, the Company uses a third party valuation firm. (see Note 2).
At September 30, 2013 and December 31, 2012, the Company held $27.6 million and $26.5 million, respectively, (net of net unrealized gains of $1.3 million and $585,000, respectively), of ABS recorded at fair value (see Note 2).  To determine their fair value, the Company uses dealer quotes.
At September 30, 2013 and December 31, 2012, the Company held $5.3 million and $34.3 million, respectively, (net of net unrealized losses of $62,000 and losses of $78,000, respectively), of corporate bonds recorded at fair value (see Note 2). To determine their fair value, the Company uses dealer quotes.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

 The Company’s securities classified as available-for-sale have increased in fair value on a net basis as of September 30, 2013 as compared to December 31, 2012, primarily due to improving marks and new purchases in 2013. The Company performs an on-going review of third-party reports and updated financial data on the underlying properties in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment. During the three and nine months ended September 30, 2013, the Company recognized other-than-temporary impairment losses of $255,000 and $276,000, respectively, on positions that supported the Company's CMBS investment. During the three and nine months ended September 30, 2012, the Company recognized other-than-temporary impairment losses of $9,000 and $42,000, respectively, on positions that supported the Company's CMBS investment.
During the three and nine months ended September 30, 2013, there were no ABS sales. During the three and nine months ended September 30, 2012, the Company sold two and five ABS positions with a total par of $1.4 million and $4.3 million, respectively, and recognized gains of $89,000 and $111,000, respectively.
During the three and nine months ended September 30, 2013, the Company sold 17 and 32 corporate bond positions with a total par value of $30.0 million and $33.0 million, respectively, and recognized a net loss of $441,000 and $432,000, respectively. During the nine months ended September 30, 2013 the Company had two corporate bond positions redeemed with a total par value of $3.5 million, and recognized a loss of $11,000. During the nine months ended September 30, 2012, the Company had one corporate bond position redeemed with a total par value of $182,000, and recognized a gain of $39,000.
Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on CMBS in the Company’s investment portfolio.  At September 30, 2013 and December 31, 2012, the aggregate discount due to interest rate changes exceeded the aggregate premium on the Company’s CMBS by approximately $4.8 million and $8.0 million, respectively.  At September 30, 2013 and December 31, 2012, the aggregate discount on the Company’s ABS portfolio was $2.6 million and $3.1 million, respectively.  There were no premiums on the Company’s ABS investment portfolio at September 30, 2013 and December 31, 2012. At September 30, 2013 the aggregate discount on the Company’s corporate bond portfolio was $154,000. At December 31, 2012, the aggregate premium on the Company’s corporate bond portfolio was $608,000.
NOTE 7 – INVESTMENTS IN REAL ESTATE
The table below summarizes the Company’s investments in real estate (in thousands):

	As of September 30, 2013		As of December 31, 2012
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$22,102	1	$42,179	2
Office property	10,244	1	10,149	1
Hotel property	25,718	1	25,608	1
Subtotal	58,064		77,936
Less: Accumulated depreciation	(2,920)		(2,550)
Investments in real estate	$55,144		$75,386
During the three and nine months ended September 30, 2013, the Company made no acquisitions. On September 30, 2013, the Company sold one of its multi-family properties. The gain from the sale of this property is recorded on the income statement in gain on sale of real estate. During the year ended December 31, 2012, the Company foreclosed on one self-originated loan and converted the loan to equity with a fair value of $25.5 million at acquisition. The loan was collateralized by a 179 unit hotel property in Coconut Grove, Florida. The property had an occupancy rate of 75% at acquisition.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

The following table is a summary of the aggregate estimated fair value of the assets and liabilities acquired on the respective date of acquisition during the year ended December 31, 2012 (in thousands). There were no such acquisitions during the nine months ended September 30, 2013.

Description	December 31, 2012
Assets acquired:
Investments in real estate	$25,500
Other assets	(89)
Total assets acquired	25,411
Liabilities assumed:
Accounts payable and other liabilities	3,750
Total liabilities assumed	3,750
Estimated fair value of net assets acquired	$21,661
NOTE 8 – LOANS HELD FOR INVESTMENT
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
September 30, 2013:
Bank loans (3)	$914,676	$(5,648)	$909,028
Commercial real estate loans:
Whole loans	671,118	(3,003)	668,115
B notes	16,328	(90)	16,238
Mezzanine loans	57,667	(93)	57,574
Total commercial real estate loans	745,113	(3,186)	741,927
Subtotal loans before allowances	1,659,789	(8,834)	1,650,955
Allowance for loan loss	(12,865)	—	(12,865)
Total	$1,646,924	$(8,834)	$1,638,090

December 31, 2012:
Bank loans (3)	$1,218,563	$(25,249)	$1,193,314
Commercial real estate loans:
Whole loans (4)	569,829	(1,891)	567,938
B notes	16,441	(114)	16,327
Mezzanine loans	82,992	(206)	82,786
Total commercial real estate loans	669,262	(2,211)	667,051
Subtotal loans before allowances	1,887,825	(27,460)	1,860,365
Allowance for loan loss	(17,691)	—	(17,691)
Total	$1,870,134	$(27,460)	$1,842,674

(1)
Amounts include deferred amendment fees of $288,000 and $450,000 and deferred upfront fees of $260,000 and $334,000 being amortized over the life of the bank loans as of September 30, 2013 and December 31, 2012, respectively.  Amounts include loan origination fees of $2.9 million and $1.9 million and loan extension fees of $189,000 and $214,000 being amortized over the life of the commercial real estate loans as of September 30, 2013 and December 31, 2012, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2013 and December 31, 2012, respectively.

(3)	Amounts include $332.4 million and $14.9 million of bank loans held for sale at September 30, 2013 and December 31, 2012, respectively.

(4)	Amount includes $34.0 million from two whole loans which are classified as loans held for sale at December 31, 2012.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

At September 30, 2013 and December 31, 2012, approximately 39.2% and 47.7%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 7.1% and 7.9%, respectively, in Arizona; and approximately 14.8% and 11.1%, respectively, in Texas.  At September 30, 2013 and December 31, 2012, approximately 15.2% and 13.2%, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.
At September 30, 2013, the Company’s bank loan portfolio consisted of $906.1 million (net of allowance of $3.0 million) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.5% and three month LIBOR plus 10.0% with maturity dates ranging from December 2013 to April 2021.
At December 31, 2012, the Company’s bank loan portfolio consisted of $1.2 billion (net of allowance of $9.7 million) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.5% and three month LIBOR plus 8.8% with maturity dates ranging from August 2013 to January 2021.
The following is a summary of the weighted average life of the Company’s bank loans, at amortized cost (in thousands):

	September 30, 2013 (1)	December 31, 2012
Less than one year	$29,008	$10,028
Greater than one year and less than five years	574,042	821,568
Five years or greater	305,978	361,718
	$909,028	$1,193,314

(1)
Bank loans include $4.6 million with maturity dates less than one year, $157.4 million with maturity dates greater than one year and less than five years and $170.3 million with maturity dates five years or greater that are held for sale as of September 30, 2013.

The following is a summary of the Company’s commercial real estate loans held for investment (dollars in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
September 30, 2013:
Whole loans, floating rate (1)	47	$668,115	LIBOR plus 2.50% to LIBOR plus 8.0%	December 2013 to August 2019
B notes, fixed rate	1	16,238	8.68%	April 2016
Mezzanine loans, fixed rate (6)	4	57,574	0.50% to 20.00%	December 2014 to September 2019
Total (2)	52	$741,927

December 31, 2012:
Whole loans, floating rate (1) (4) (5)	37	$567,938	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,327	8.68%	April 2016
Mezzanine loans, floating rate	2	15,845	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (6)	3	66,941	0.50% to 20.00%	September 2014 to September 2019
Total (2)	43	$667,051

(1)
Whole loans had $6.6 million and $8.9 million in unfunded loan commitments as of September 30, 2013 and December 31, 2012, respectively.  These commitments are funded as the borrowers request additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan loss of $9.9 million and $8.0 million as of September 30, 2013 and December 31, 2012, respectively.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

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

The following is a summary of the weighted average life of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2013	2014	2015 and Thereafter	Total
September 30, 2013:
B notes	$—	$—	$16,238	$16,238
Mezzanine loans	—	11,398	46,176	57,574
Whole loans	4,067	—	664,048	668,115
Total (1)	$4,067	$11,398	$726,462	$741,927

December 31, 2012:
B notes	$—	$—	$16,327	$16,327
Mezzanine loans	5,328	20,694	56,764	82,786
Whole loans	71,799	—	496,139	567,938
Total (1)	$77,127	$20,694	$569,230	$667,051

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.
The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
September 30, 2013:
B notes	$166	1.29%
Mezzanine loans	531	4.12%
Whole loans	9,214	71.63%
Bank loans	2,954	22.96%
Total	$12,865

December 31, 2012:
B notes	$206	1.16%
Mezzanine loans	860	4.86%
Whole loans	6,920	39.12%
Bank loans	9,705	54.86%
Total	$17,691
As of September 30, 2013, the Company had recorded an allowance for loan losses of $12.9 million consisting of a $3.0 million allowance on the Company’s bank loan portfolio and a $9.9 million allowance on the Company’s commercial real estate portfolio as a result of the provisions taken on three bank loans and one commercial real estate loan as well as the maintenance of a general reserve with respect to these portfolios. The bank loan allowance decreased $6.8 million from $9.7 million as of December 31, 2012 to $3.0 million as of September 30, 2013 as a result of improved credit conditions .  The whole loan allowance increased $2.3 million from $6.9 million as of December 31, 2012 to $9.2 million as of September 30, 2013 as a result of specific provisions taken on one commercial real estate loan.
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
SEPTEMBER 30, 2013
(Unaudited)

NOTE 9 – INVESTMENTS IN UNCONSOLIDATED ENTITIES
In May 2013, the Company entered into a limited partnership agreement with CVC Global Credit Opportunities Fund, L.P. ("the Partnership"), a Delaware limited partnership which generally invests in assets through a master-feeder fund structure ("the Master Fund"). The Company invested $15.0 million as of September 30, 2013. The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the partnership and the Master Fund is CVC Credit Partners, LLC. CVC Capital Partners SICAV-FIS, S.A., a Luxembourg company, together with its affiliates, and Resource America, own a majority and a significant minority, respectively, of the investment manager. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement given that the Company is a related party of CVC Credit Partners, LLC. For the three and nine months ended September 30, 2013, the Company recorded earnings of $433,000 and $526,000, respectively, which were recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $15.5 million at September 30, 2013 is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet using the equity method.
In January 2013, LTCC, a wholly-owned subsidiary of RCC, invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. Although the Investment Committee and Board are controlled by the joint venture partner, the joint venture partner must obtain LTCC's unanimous approval to make any investments and the joint venture partner must obtain LTCC approval for all material business operations. As a result, the Company determined that there was joint control and, therefore, neither Company nor its joint venture partner will consolidate LCF. Using the equity method, the Company recognized a loss of $107,000 and $349,000 during the three and nine months ended September 30, 2013, as equity in net losses of unconsolidated subsidiaries. The Company's investment of LCF was $1.7 million at September 30, 2013 is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet using the equity method.
On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  The Company purchased a 7.5% equity interest in the venture. RREM, was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable (see Note 3).  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1.0% of outstanding contributions. The Company incurred fees payable to RREM of $7,000 and $33,000, respectively, during the three and nine months ended September 30, 2013. There were no such fees for the three and nine months ended months ended September 30, 2012. For the three and nine months ended September 30, 2013, the Company recorded earnings of $6,000 and $49,000, which were recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statement of income.  The Company recorded a loss of $100,000 for both the three and nine months ended September 30, 2012. The investment balance of $575,000 and $526,000 at September 30, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet using the equity method.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into a SPA with Eos Partners, L.P.  In exchange for its prior interest in LCC, the Company received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC.  The Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LCC as a result of the transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. The Company recorded a loss of $2.2 million in conjunction with the transaction.  On January 18, 2013, the Company entered into another stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock for $3.7 million. During the second quarter of 2013, the Company entered into another stock purchase agreement with LCC to purchase 3,323 shares of newly issued Series E Preferred Stock for $3.3 million. The Series E Preferred Stock has priority over all other classes of preferred stock. The Company accrued $207,000 on the Series E Preferred Stock shares to date. The Company's fully-diluted basis assuming conversion is 27.5%. The Company’s interest in the investment is accounted for under the equity method.  For the three and nine months ended September 30, 2013, the Company recorded losses of $346,000 and $378,000, respectively, which was recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statements of income. For the three and nine months ended September 30, 2012, the Company recorded a loss of $1.0 million and $2.3 million, respectively, which was recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statements of income. The Company’s investment in LCC was carried at $40.8 million and $33.1 million as of September 30, 2013 and December 31, 2012, respectively.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

In accordance with the SPA, the Company and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LRF 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes.  To the extent that the value of the equity on the balance sheet of LRF 3 is less than approximately $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LCC by the Company), as of the final testing date within 90 days of December 31, 2013, the Company and Resource America have agreed to be jointly and severally obligated to contribute cash to LCC to make up the deficit.  The LRF 3 equity as of September 30, 2013 was in excess of this commitment and, therefore, the Company was not required to record a liability with respect to this obligation.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company's interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value (see Note 3).  The Company acquired the membership interests for $2.1 million. The agreement requires the Company to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  RREM, an affiliate of Resource America, acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the three and nine months ended September 30, 2013, the Company paid RREM management fees of $6,500 and $23,000, respectively. For the three and nine months ended September 30, 2012, the Company paid RREM management fees of $11,000 and $35,000, respectively. For the three and nine months ended September 30, 2013, the Company recorded losses of $521,000 and $735,000, respectively, which was recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statement of income.  For the three and nine months ended September 30, 2012, the Company recorded earnings of $346,000 and $931,000, respectively, which was recorded in equity net losses of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $(330,000) and $2.3 million at September 30, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet using the equity method.
The Company has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, RCT I and RCT II and determined it was not the primary beneficiary of either trust. The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three and nine months ended September 30, 2013 the Company recognized $604,000 and $1.8 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $48,000 and $143,000, respectively, of amortization of deferred debt issuance costs.  For the three and nine months ended September 30, 2012, the Company recognized $626,000 and $1.9 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $46,000 and $136,000, respectively, of amortization of deferred debt issuance costs.  The Company will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

NOTE 10 –FINANCING RECEIVABLES
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Loans Receivable-Related Party	Total
September 30, 2013:
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$17,691
Provision (benefit) for loan loss	2,017	(1,476)	—	541
Loans charged-off	(92)	(5,275)	—	(5,367)
Allowance for losses at September 30, 2013	$9,911	$2,954	$—	$12,865
Ending balance:
Individually evaluated for impairment	$4,067	$1,882	$—	$5,949
Collectively evaluated for impairment	$5,844	$1,072	$—	$6,916
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$191,100	$3,553	$8,067	$202,720
Collectively evaluated for impairment	$550,827	$905,475	$—	$1,456,302
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

December 31, 2012:
Allowance for Loan Losses:
Allowance for losses at January 1, 2012	$24,221	$3,297	$—	$27,518
Provision for loan loss	5,225	11,593	—	16,818
Loans charged-off	(21,460)	(5,185)	—	(26,645)
Allowance for losses at December 31, 2012	$7,986	$9,705	$—	$17,691
Ending balance:
Individually evaluated for impairment	$2,142	$3,236	$—	$5,378
Collectively evaluated for impairment	$5,844	$6,469	$—	$12,313
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$177,055	$4,689	$8,324	$190,068
Collectively evaluated for impairment	$489,996	$1,187,874	$—	$1,677,870
Loans acquired with deteriorated credit quality	$—	$751	$—	$751
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

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2013
Bank loans	$514,277	$39,123	$16,206	$3,518	$3,553	$332,351	$909,028

As of December 31, 2012
Bank loans	$1,095,148	$33,677	$27,837	$16,318	$5,440	$14,894	$1,193,314
All of the Company’s bank loans are performing with the exception of three loans with an amortized cost of $3.6 million as of September 30, 2013, none of which defaulted during the three months ended September 30, 2013. As of December 31, 2012, all of the Company's bank loans were performing with the exception of five loans with an amortized cost of $5.4 million, one of which defaulted as of December 31, 2012, three of which defaulted as of March 31, 2012 (including a loan acquired with deteriorated credit quality as a result of the acquisition of Whitney CLO I), and one of which defaulted on December 31, 2011.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of September 30, 2013
Whole loans	$591,105	$44,943	$32,067	$—	$—	$668,115
B notes	16,238	—	—	—	—	16,238
Mezzanine loans	57,574	—	—	—	—	57,574
	$664,917	$44,943	$32,067	$—	$—	$741,927

As of December 31, 2012
Whole loans	$427,456	$—	$106,482	$—	$34,000	$567,938
B notes	16,327	—	—	—	—	16,327
Mezzanine loans	38,296	—	44,490	—	—	82,786
	$482,079	$—	$150,972	$—	$34,000	$667,051
All of the Company’s commercial real estate loans were performing as of September 30, 2013 and December 31, 2012.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
September 30, 2013:
Whole loans	$—	$—	$—	$—	$668,115	$668,115	$—
B notes	—	—	—	—	16,238	16,238	—
Mezzanine loans	—	—	—	—	57,574	57,574	—
Bank loans	—	—	3,553	3,553	905,475	909,028	—
Loans receivable- related party	—	—	—	—	8,067	8,067	—
Total loans	$—	$—	$3,553	$3,553	$1,655,469	$1,659,022	$—

December 31, 2012:
Whole loans	$—	$—	$—	$—	$567,938	$567,938	$—
B notes	—	—	—	—	16,327	16,327	—
Mezzanine loans	—	—	—	—	82,786	82,786	—
Bank loans	1,549	—	3,891	5,440	1,187,874	1,193,314	—
Loans receivable- related party	—	—	—	—	8,324	8,324	—
Total loans	$1,549	$—	$3,891	$5,440	$1,863,249	$1,868,689	$—

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

Impaired Loans
The following tables show impaired loans in the categories indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2013:
Loans without a specific valuation allowance:
Whole loans	$127,961	$127,961	$—	$121,371	$6,951
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,300
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$5,924	$5,924	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,067	$25,067	$(4,067)	$24,562	$1,824
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,553	$3,553	$(1,882)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$153,028	$153,028	$(4,067)	$145,933	$8,775
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,300
Bank loans	3,553	3,553	(1,882)	—	—
Loans receivable - related party	5,924	5,924	—	—	—
	$200,577	$200,577	$(5,949)	$184,005	$10,075

December 31, 2012:
Loans without a specific valuation allowance:
Whole loans	$115,841	$115,841	$—	$114,682	$3,436
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$367
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$6,754	$6,754	$—	$—	$851
Loans with a specific valuation allowance:
Whole loans	$23,142	$23,142	$(2,142)	$22,576	$801
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$5,440	$5,440	$(3,236)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$138,983	$138,983	$(2,142)	$137,258	$4,237
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	6,754	6,754	—	—	851
	$189,249	$189,249	$(5,378)	$175,330	$5,455

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended September 30, 2013:
Whole loans	2	$48,374	$52,716
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	2	$48,374	$52,716

Three Months Ended September 30, 2012:
Whole loans	2	$42,550	$42,550
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$80,622	$80,622

Nine Months Ended September 30, 2013:
Whole loans	4	$104,702	$109,044
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable - related party	1	6,592	6,592
Total loans	5	$111,294	$115,636

Nine Months Ended September 30, 2012:
Whole loans	5	$168,708	$151,422
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable	—	—	—
Loans receivable - related party	1	7,797	7,797
Total loans	7	$214,577	$197,291
As of September 30, 2013 and December 31, 2012, there were no troubled-debt restructurings that subsequently defaulted.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

NOTE 11 – INTANGIBLE ASSETS
Intangible assets represent identifiable intangible assets acquired as a result of the Company’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  The Company amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  The Company evaluates intangible assets for impairment as events and circumstances change.  In October 2012, the Company purchased 66.6% of preferred equity and began consolidating Whitney CLO I, one of the RCAM CLOs (see Note 3). As a result of this transaction and the consolidation of Whitney CLO I, the Company wrote-off the unamortized balance of $2.6 million, the intangible asset associated with this CLO, which was recorded in gain/(loss) on consolidation in the consolidated statement of income during the year ended December 31, 2012. In May 2013, the Company purchased additional equity, increasing its ownership percentage to 68.3%. Due to an event whereby a second CLO liquidated in early 2013, the Company accelerated the amortization of the remaining balance of its intangible asset and recorded a $657,000 charge to depreciation and amortization on the consolidated statement of income during the year ended December 31, 2012. The Company expects to record amortization expense on intangible assets of approximately $1.9 million for the year ended December 31, 2013, and $1.8 million for the years ended December 31, 2014, 2015, 2016 and 2017.  The weighted average amortization period was 8.0 years and 8.7 years at September 30, 2013 and December 31, 2012, respectively and the accumulated amortization was $12.0 million and $10.5 million at September 30, 2013 and December 31, 2012, respectively.
The following table summarizes intangible assets at September 30, 2013 and December 31, 2012 (in thousands).

	Beginning Balance	Accumulated Amortization	Net Asset
September 30, 2013:
Investment in RCAM	$21,213	$(9,526)	$11,687
Investments in real estate:
In-place leases	2,461	(2,421)	40
Above (below) market leases	29	(28)	1
	2,490	(2,449)	41
Total intangible assets	$23,703	$(11,975)	$11,728

December 31, 2012:
Investment in RCAM	$21,213	$(8,108)	$13,105
Investments in real estate:
In-place leases	2,461	(2,379)	82
Above (below) market leases	29	(24)	5
	2,490	(2,403)	87
Total intangible assets	$23,703	$(10,511)	$13,192
For the three and nine months ended September 30, 2013, the Company recognized $1.2 million and $4.2 million, respectively of fee income related to the investment in RCAM. For the three and nine months ended September 30, 2012, the Company recognized $1.8 million and $5.4 million, respectively of fee income related to the investment in RCAM.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

NOTE 12 – BORROWINGS
The Company historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to the Company’s borrowings at September 30, 2013 and December 31, 2012 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
September 30, 2013:
RREF CDO 2006-1 Senior Notes (1)	$95,151	1.86%	32.9 years	$170,255
RREF CDO 2007-1 Senior Notes (2)	178,575	0.85%	33.0 years	325,551
Apidos CDO I Senior Notes (3)	101,827	1.53%	3.8 years	117,827
Apidos CDO III Senior Notes (4)	145,875	0.86%	6.7 years	157,009
Apidos Cinco CDO Senior Notes (5)	320,997	0.77%	6.6 years	339,154
Apidos CLO VIII Senior Notes (6)	302,916	2.09%	17 days	351,434
Apidos CLO VIII Securitized Borrowings (10)	18,444	14.13%	17 days	—
Whitney CLO I Senior Notes(9)	—	—%	n/a	8,573
Whitney CLO I Securitized Borrowings (9)	2,424	5.78%	n/a	—
Unsecured Junior Subordinated Debentures (7)	50,956	4.22%	22.9 years	—
Repurchase Agreements (8)	205,265	2.29%	18 days	284,290
Total	$1,422,430	1.73%	9.6 years	$1,754,093

December 31, 2012:
RREF CDO 2006-1 Senior Notes (1)	$145,664	1.42%	33.6 years	$295,759
RREF CDO 2007-1 Senior Notes (2)	225,983	0.81%	33.8 years	292,980
Apidos CDO I Senior Notes (3)	202,969	1.07%	4.6 years	217,745
Apidos CDO III Senior Notes (4)	221,304	0.80%	7.5 years	232,655
Apidos Cinco CDO Senior Notes (5)	320,550	0.82%	7.4 years	344,105
Apidos CLO VIII Senior Notes (6)	300,951	2.16%	8.8 years	351,014
Apidos CLO VIII Securitized Borrowings (10)	20,047	15.27%	8.8 years	—
Whitney CLO I Senior Notes(9)	171,555	1.82%	4.2 years	191,704
Whitney CLO I Securitized Borrowings (9)	5,860	9.50%	4.2 years	—
Unsecured Junior Subordinated Debentures (7)	50,814	4.26%	23.7 years	—
Repurchase Agreements (8)	106,303	2.28%	18 days	145,234
Mortgage Payable	13,600	4.17%	5.6 years	18,100
Total	$1,785,600	1.62%	12.5 years	$2,089,296

(1)
Amount represents principal outstanding of $95.4 million and $146.4 million less unamortized issuance costs of $268,000 and $728,000 as of September 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $179.4 million and $227.4 million less unamortized issuance costs of $786,000 and $1.4 million as of September 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in June 2007.

(3)
Amount represents principal outstanding of $101.8 million and $203.2 million less unamortized issuance costs of $0 and $274,000 as of September 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $146.1 million and $222.0 million less unamortized issuance costs of $205,000 and $659,000 as of September 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million and $322.0 million less unamortized issuance costs of $1.0 million and $1.5 million as of September 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in May 2007.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

(6)
Amount represents principal outstanding of $317.6 million and $317.6 million, less unamortized issuance costs of $4.1 million and $4.7 million, and less unamortized discounts of $10.6 million and $11.9 million as of September 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in October 2011. Apidos CLO VIII was called and the notes were paid in full in October 2013.

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(8)
Amount represents principal outstanding of $52.7 million and $47.5 million less unamortized deferred debt costs of $47,000 and $23,000 plus accrued interest costs of $25,000 and $27,000 related to CMBS repurchase facilities as of September 30, 2013 and December 31, 2012, respectively, and principal outstanding of $153.8 million and $59.1 million less unamortized deferred debt costs of $1.3 million and $348,000 plus accrued interest costs of $161,000 and $79,000 related to CRE repurchase facilities as of September 30, 2013 and December 31, 2012. Amount does not reflect CMBS repurchase agreement borrowings that are components of Linked Transactions. At September 30, 2013 and December 31, 2012, the Company had repurchase agreements of $63.7 million and $20.4 million and accrued interest costs of $41,000 and $10,000, respectively, that were linked to CMBS purchases and accounted for as Linked Transactions, and, as such, the linked repurchase agreements are not included in the above table. (See Note 20).

(9)
Amount represents principal outstanding of $174.1 million less unamortized discounts of $2.5 million as of December 31, 2012. In September 2013, the Company called and liquidated Whitney CLO I. As a result, substantially all of the remaining assets were sold and the balance on the outstanding notes totaling $103.7 million was paid down.

(10)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes and the Whitney CLO I Senior Notes, respectively.
Collateralized Debt Obligations
Resource Real Estate Funding CDO 2007-1
In June 2007, the Company closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of September 30, 2013, $62.6 million of Class A-1 notes have been paid down and $50.0 million of the class A-1R notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2007-1 consisted of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allowed the CDO to fund future funding obligations under the existing whole loan participations that had future funding commitments; the undrawn balance of the class A-1R notes accrued a commitment fee at a rate per annum equal to 0.18%, the drawn balance bore interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.85% and 0.81% at September 30, 2013 and December 31, 2012, respectively.
During the three and nine months ended September 30, 2012 the Company repurchased $50.0 million of the Class A-1R notes in RREF CDO 2007-1 at a weighted average price of 90.00% to par which, after fees paid to an investment bank to finance the transaction and related expenses, resulting in a $3.6 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income. During the three and nine months ended September 30, 2013, the Company did not repurchase any notes.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Resource Real Estate Funding CDO 2006-1
In August 2006, the Company closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class J senior notes (rated BB: Fitch) and class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of September 30, 2013, $108.1 million, respectively, of Class A-1 notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2006-1 consisted of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of class K notes bearing interest at a fixed rate of 6.00%.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.86% and 1.42% at September 30, 2013 and December 31, 2012, respectively.
During the nine months ended September 30, 2012, the Company repurchased $4.3 million of the Class A-1 notes and $4.0 million of the Class C notes in RREF CDO 2006-1 at a weighted average price of 81.63% to par which resulted in a $1.5 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income. During the three and nine months ended September 30, 2013, the Company did not repurchase any notes.
As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Whitney CLO I
In February 2011, the Company acquired the rights to manage the assets held by Whitney CLO I. In October 2012, the Company purchased a $20.9 million preferred equity interest at a discount of 42.5% which represents 66.6% of the outstanding preference shares in Whitney CLO I. In May 2013 the Company purchased an additional $550,000 equity interest in Whitney CLO I and as of September 30, 2013 holds 68.3% of the outstanding preference shares. Based upon those purchases, the Company determined that it had a controlling interest and consolidated Whitney CLO I. The preferred equity interest is subordinated in right of payment to all other securities issued by Whitney CLO I. In September 2013, the Company liquidated Whitney CLO I, and as a result substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $103.7 million.
The balance of senior notes issued to investors when the Company acquired a controlling interest in October 2012 were as follows: (i) $48.8 million of class A-1L notes bearing interest at LIBOR plus 0.32%; (ii) $26.5 million of class A-1LA notes bearing interest at LIBOR plus 0.29%; (iii) $36.5 million of class A-1LB notes bearing interest at LIBOR plus 0.45%; (iv) $19.8 million of class A-2F notes bearing interest at LIBOR plus 5.19%; (v) $15.0 million of class A-2L notes bearing interest at LIBOR plus 0.57%; (vi) $25.0 million of class A-3L notes bearing interest at LIBOR plus 1.05%; (vii) $23.5 million of class B-1LA notes bearing interest at LIBOR plus 2.1%; (viii) $14.4 million of class B-1LB notes bearing interest at LIBOR plus 1.0%. All of the notes issued mature on March 1, 2017. The Company has the right to call the notes anytime after March 1, 2009 until maturity in March 2017. The weighted average interest rate on all notes was 0.00% and 1.82% at September 30, 2013 and December 31, 2012, respectively.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

Apidos CLO VIII
In October 2011, the Company closed Apidos CLO VIII, a $350.0 million CLO transaction that provides financing for bank loans.  The investments held by Apidos CLO VIII collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos CLO VIII issued a total of $317.6 million of senior notes at a discount of 4.4% to investors and RCC Commercial purchased a $15.0 million interest representing 43.0% of the outstanding subordinated debt.  The remaining 57.0% of subordinated debt is owned by unrelated third parties.  The subordinated debt interest is subordinated in right of payment to all other securities issued by Apidos CLO VIII.
The senior notes issued to investors by Apidos CLO VIII consist of the following classes: (i) $231.2 million of class A-1 notes bearing interest at LIBOR plus 1.50%; (ii) $35.0 million of class A-2 notes bearing interest at LIBOR plus 2.00%; (iii) $17.3 million of class B-1 notes bearing interest at LIBOR plus 2.50%; (iv) $6.8 million of class B-2 notes bearing interest at LIBOR plus 2.50%; (v) $14.1 million of class C notes bearing interest at LIBOR plus 3.10% and (vi) $13.2 million of class D notes bearing interest at LIBOR plus 4.50%. All of the notes issued mature on October 17, 2021, although the Company has the right to call the notes anytime from October 17, 2013 until maturity.  The weighted average interest rate on all notes was 2.09% and 2.16% at September 30, 2013 and December 31, 2012, respectively. In October 2013, Apidos CLO VIII was called and liquidated. Proceeds from the liquidation were used to pay the notes down in full.
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
The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.77% and 0.82% at September 30, 2013 and December 31, 2012, respectively.
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
At closing, the senior notes issued to investors by Apidos CDO III consisted of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although the Company has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.86% and 0.80% at September 30, 2013 and December 31, 2012, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of September 30, 2013, $116.4 million of Class A-1 notes have been paid down.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
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
At closing, the senior notes issued to investors by Apidos CDO I consisted of the following classes:  (i) $259.5 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.25%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.52% and 1.07% at September 30, 2013 and December 31, 2012, respectively. The reinvestment period for Apidos CDO I ended in July 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of September 30, 2013, $217.7 million of Class A-1 Notes have been paid down.
During the nine months ended September 30, 2012, the Company repurchased $2.0 million of the Class B notes in Apidos CDO I at a weighted average price of 85.11% to par which resulted in a $298,000 gain reported as a gain on the extinguishment of debt in the consolidated statements of income. During the three and nine months ended September 30, 2013, the Company did not repurchase any notes.
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
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at September 30, 2013 were $285,000 and $306,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2012 were $358,000 and $377,000, respectively.  The rates for RCT I and RCT II, at September 30, 2013, were 4.22% and 4.22%, respectively.  The rates for RCT I and RCT II, at December 31, 2012, were 4.26% and 4.26%, respectively.
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

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

Repurchase and Credit Facilities
CMBS – Term Repurchase Facility
In February 2011, the registrant's wholly-owned subsidiaries, RCC Commercial Inc. and RCC Real Estate, Inc. (collectively, the "RCC Subsidiaries"), entered into a master repurchase and securities contract (the “2011 Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the 2011 Facility, from time to time, the parties may enter into transactions in which the RCC Subsidiaries and Wells Fargo agree to transfer from the RCC Subsidiaries to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the “Assets”) against the transfer of funds by Wells Fargo to the RCC Subsidiaries, with a simultaneous agreement by Wells Fargo to transfer back to the RCC Subsidiaries such Assets at a date certain or on demand, against the transfer of funds from the RCC Subsidiaries to Wells Fargo.  The maximum amount of the Facility is $100.0 million which has a two year term with a one year option to extend, and an interest rate equal to the one-month LIBOR plus 1.00% plus a .25% initial structuring fee and a .25% extension fee upon exercise. On February 1, 2013, the Company exercised the option to extend the 2011 Facility to January 31, 2014 and negotiated another one year option to extend to January 31, 2015. The RCC Subsidiaries may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the 2011 Facility.
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
 Under the terms of the 2011 Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “2011 Guaranty”), the Company agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RCC Subsidiaries to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RCC Subsidiaries with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty  includes covenants that, among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate and RCC Commercial were in compliance with all debt covenants as of September 30, 2013.
At September 30, 2013, RCC Real Estate and RCC Commercial had borrowed $51.0 million (net of $47,000 of deferred debt issuance costs), all of which the RCC Subsidiaries had guaranteed.  At September 30, 2013, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $60.1 million and a weighted average interest rate of one-month LIBOR plus 1.22%, or 1.30%.  At December 31, 2012, RCC Real Estate had borrowed $42.5 million (net of $23,000 of deferred debt issuance costs), all of which the RCC Subsidiaries had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $51.4 million and a weighted average interest rate of one-month LIBOR plus 1.30%, or 1.53%. At September 30, 2013, the Company also had repurchase agreements of $9.3 million, with a weighted average interest rate of one-month LIBOR plus 1.42% or 1.60%, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table (see Note 20). The borrowings, accounted for as Linked Transactions, under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $11.3 million as of September 30, 2013. At December 31, 2012, the Company also had repurchase agreements of $12.2 million, with a weighted average interest rate of one-month LIBOR plus 1.22% or 1.40%, respectively, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table (see Note 20). The borrowings, accounted for as Linked Transactions, under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $14.6 million as of December 31, 2012, respectively.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

The following table shows information about the amount at risk under this facility (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2013:
Wells Fargo Bank, National Association.(2)	$11,195	18	1.30%

December 31, 2012:
Wells Fargo Bank, National Association.(2)	$10,722	18	1.53%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$9.3 million and $12.2 million of linked repurchase agreement borrowings are being included as derivative instruments as of September 30, 2013 and December 31, 2012, respectively, (see Note 20).
CRE – Term Repurchase Facilities
On February 27, 2012, RCC Real Estate entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo to finance the origination of commercial real estate loans.  The 2012 facility had a maximum amount of $150.0 million and an initial 18 month term with two one year options to extend.  The Company paid an origination fee of 37.5 basis points (0.375%).  The Company guaranteed RCC Real Estate’s performance of its obligations under the 2012 Facility.  On April 2, 2013, RCC Real Estate entered into an amendment which increased the size to $250.0 million and extended the current term of the 2012 Facility to February of 2015 and provides two additional one year extension options at RSO's discretion. RCC Real Estate paid an additional structuring fee of $101,000 and an extension fee of $938,000 in connection with the amendment and will amortize the additional fees over the term of the extension. At September 30, 2013, RCC Real Estate had borrowed $152.5 million (net of $1.3 million of deferred debt issuance costs), all of which the Company had guaranteed.  At September 30, 2013, borrowings under the 2012 Facility were secured by 20 commercial real estate loans with an estimated fair value of $220.2 million and a weighted average interest rate of one-month LIBOR plus 2.43%, or 2.61%. At December 31, 2012, RCC Real Estate had borrowed $58.8 million (net of $348,000 of deferred debt issuance costs), all of which the Company had guaranteed.  At December 31, 2012, borrowings under the 2012 Facility were secured by eight commercial real estate loans with an estimated fair value of $85.4 million and a weighted average interest rate of one-month LIBOR plus 2.67%, or 2.88%.
This 2012 Facility contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, and the institution of bankruptcy or insolvency proceedings that remain unstayed.  The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the Company to repay the purchase price for purchased assets.
 The 2012 Facility also contains margin call provisions relating to a decline in the market value of an security. Under these circumstances, Wells Fargo may require the Company to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.
 Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “2012 Guaranty”), the Company agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the Company to Wells Fargo under or in connection with the 2012 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Company with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty includes covenants that, among other things, limit the registrant's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of September 30, 2013.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

The following table shows information about the amount at risk under the facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2013:
Wells Fargo	$66,619	18	2.61%

December 31, 2012
Wells Fargo	$26,332	18	2.88%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
On July 19, 2013, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 5 (or "SPE 5"), entered into a master repurchase and securities agreement (the "DB Facility") with Deutsche Bank AG, Cayman Islands Branch ("DB") to finance the origination of commercial real estate loans.  The DB Facility had a maximum amount of $200 million and an initial 12 month term with two one-year extensions at the option of SPE 5 and subject further to the right of SPE 5 to repurchase the assets held in the facility earlier. The Company paid a structuring fee of 0.25% of the maximum facility amount, as well as other reasonable closing costs. The Company guaranteed SPE 5's performance of its obligations under the DB Facility. There were no outstanding borrowings under this facility as of September 30, 2013 or December 31, 2012.
The DB Facility contains provisions that provide DB with certain rights if certain credit events have occurred with respect to one or more assets financed on the DB Facility to either repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the DB Facility, or may only be required to the extent of the availability of such payments.
The DB Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of SPE 5 or the Company; breaches of covenants and/or certain representations and warranties; performance defaults by the Company; a judgment in an amount greater than $100,000 against SPE 5 or $5.0 million in the aggregate against the Company; or a default involving the failure to pay or acceleration of a monetary obligation in excess of $100,000 of SPE 5 or $5.0 million of the Company. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the DB Facility and the liquidation by DB of assets then subject to the DB Facility. The Company was in compliance with all debt covenants as of September 30, 2013.
Short-Term Repurchase Agreements
On November 6, 2012, the Company entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity with monthly resets of interest rates.  At September 30, 2013, RCC Real Estate had borrowed $17.8 million, all of which the Company had guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table (see Note 20).  At September 30, 2013, borrowings under the repurchase agreement were secured by four CMBS bonds with an estimated fair value of $26.8 million and a weighted average interest rate of one-month LIBOR plus 0.79%, or 0.98%.  At December 31, 2012, RCC Real Estate had borrowed $4.7 million, all of which the Company had guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table (see Note 20).  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $7.2 million and a weighted average interest rate of one-month LIBOR plus 0.80%, or 1.01%.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2013:
JP Morgan Securities, LLC (2)	$9,696	30	0.98%

December 31, 2012:
JP Morgan Securities, LLC (2)	$2,544	11	1.01%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$17.8 million and $4.7 million linked repurchase agreement borrowings are being included as derivative instruments as of September 30, 2013 and December 31, 2012. (See Note 20).
On February 14, 2012, RCC Real Estate entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date with monthly resets of interest rates.  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At September 30, 2013, RCC Real Estate had borrowed $1.7 million, all of which the Company had guaranteed.  At September 30, 2013, borrowings under the repurchase agreement were secured by one CMBS bond with an estimated fair value of $2.8 million and a weighted average interest rate of one-month LIBOR plus 1.01%,or 1.19%. At December 31, 2012, RCC Real Estate had borrowed $1.9 million, all of which the Company had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by one CMBS bond with an estimated fair value of $3.1 million and a weighted average interest rate of one-month LIBOR plus 1.25% or 1.46%. At September 30, 2013, the Company also had repurchase agreements of $21.5 million, with a weighted average interest rate of one-month LIBOR plus 1.02% or 1.20%, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table (see Note 20). At September 30, 2013, borrowings under the repurchase agreement accounted for as Linked Transactions were secured by seven CMBS bonds with an estimated fair value of $31.1 million. At December 31, 2012, the Company also had repurchase agreements of $3.5 million, with a weighted average interest rate of one-month LIBOR plus 1.25% or 1.46%, respectively, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table (see Note 20). At December 31, 2012, borrowings under the repurchase agreement accounted for as Linked Transactions were secured by a CMBS bond with an estimated fair value of $5.7 million.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2013:
Wells Fargo Securities, LLC(2)	$10,854	30	1.19%

December 31, 2012:
Wells Fargo Securities, LLC (2)	$1,956	28	1.46%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$21.5 million and $3.5 million of linked repurchase agreement borrowings are being included as derivative instruments as of September 30, 2013 and December 31, 2012. (See Note 20).

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

On March 8, 2005, RCC Real Estate entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of CMBS and commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.   At September 30, 2013, RCC Real Estate had borrowed $15.1 million, all of which the Company had guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table (see Note 20).  At September 30, 2013, borrowings under the repurchase agreement were secured by five CMBS bonds with an estimated fair value of $24.3 million and a weighted average interest rate of one-month LIBOR plus 1.27%, or 1.45%. At December 31, 2012, RCC Real Estate had borrowed $3.1 million, all of which the Company had guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table (see Note 20).  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $5.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2013:
Deutsche Bank Securities, Inc.	$9,276	19	1.45%

December 31, 2012
Deutsche Bank Securities, Inc.	$2,069	7	1.46%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
Mortgage Payable
On August 1, 2011, the Company, through RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.  In conjunction with the purchase of the property, the Company entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bears interest at a rate of one-month LIBOR plus 3.95%.  As of September 30, 2013, there were no outstanding borrowings under this agreement as the property was sold during the three months ended September 30, 2013 and the underlying mortgage was repaid. At December 31, 2012 there was $13.6 million outstanding and the borrowing rate was 4.17%.
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
On March 15, 2013, the Company and Resource Capital Manager entered into an At-the-Market Issuance Sales Agreement with MLV & Co, LLC ("MLV") to sell up to 1,500,000 shares of its 8.25% Series B Cumulative Redeemable Preferred Stock from time to time through an "at the market" equity offering program under which MLV will act as sales agent. During the three months ended September 30, 2013, the Company issued 156,550 shares at a weighted average offering price of $24.06. As of September 30, 2013, 1,229,317 shares have been issued under this agreement at a weighted average offering price of $24.82. This agreement superseded the November 19, 2012 agreement with MLV.
Under the November 2012 agreement, MLV had agreed to sell up to 1,000,000 shares the Company's 8.25% Series B Cumulative Redeemable Preferred Stock from time to time. As of June 2013, all shares under this agreement have been issued at a weighted average price of $24.77.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

On June 28, 2012, the Company and Resource Capital Manager, Inc. entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) to sell up to 1,000,000 shares of its 8.50% Series A Cumulative Redeemable Preferred Stock from time to time through an “at the market” equity offering program under which MLV will act as sales agent. During the during the three months ended September 30, 2013 , the Company issued 4,579 shares at a weighted-average offering price of $25.02. As of September 30, 2013, 415,952 shares have been issued under this agreement at a weighted average offering price of $24.26.
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company is authorized to issue up to 20,000,000 shares of common stock.  Under this plan, the Company issued 153,094 shares during the three months ended September 30, 2013 at a weighted-average net share price of $6.08 and received proceeds of $925,000 (net of costs). The Company had issued a total of 173,589 shares of common stock under this plan since inception. This plan superseded the February 2012 plan.
Under the February 2012 dividend reinvestment plan, the Company was authorized to issue up to 15,000,000 shares of common stock.  Under this plan, the Company issued 2,899,708 shares in January 2013 and February 2013 at a weighted average share price of $6.20 per share. The Company issued a total of 13,095,754 million shares of common stock under this plan since inception.
NOTE 14 – SHARE-BASED COMPENSATION
The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Total
Unvested shares as of January 1, 2013	19,509	3,288,834	3,308,343
Issued	38,704	211,719	250,423
Vested	(19,509)	(484,132)	(503,641)
Forfeited	—	(8,782)	(8,782)
Unvested shares as of September 30, 2013	38,704	3,007,639	3,046,343
The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the nine months ended September 30, 2013 and 2012, including the grant date fair value of shares issued to the Company’s six non-employee directors, was $1.6 million and $2.7 million, respectively.
On February 1, 2013, March 8, 2013, March 12, 2013, and June 6, 2013, the Company issued 3,582, 13,572, 16,065, and 5,485 shares of restricted common stock, respectively, under its Amended and Restated 2007 Omnibus Equity Compensation Plan to the Company’s non-employee directors as part of their annual compensation.  These shares vest in full on the first anniversary of the date of grant.
On March 21, 2013, the Company issued 2,000 shares of restricted common stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan.  These restricted shares will vest 33.3% on March 21, 2014.  The balance will vest 33.3% annually thereafter through March 21, 2016.
In connection with a grant of restricted common stock made on August 25, 2011, the Company agreed to issue up to 336,000 additional shares of common stock if certain loan origination performance thresholds are achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of three annual measurement periods beginning April 1, 2011.  The agreement also provides dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant will be paid at the end of each annual measurement period if the performance criteria are met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company does not record the dividend equivalent rights until earned.  On March 30, 2013, the second annual measurement period ended and 112,000 shares were earned on April 1, 2013.  These shares will vest over the subsequent 18 months at the rate of one-sixth per quarter.  In addition, at March 30, 2013, $168,000 of accrued dividend equivalent rights were earned.  At September 30, 2013, there was an additional $235,200 of dividends payable upon achievement of the performance criteria.  If earned, any future performance shares issued will vest over the subsequent 18 months at the rate of one-sixth per quarter.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

On August 7, 2013, the Company issued 97,719 shares of restricted common stock under its Amended and Restated 2007 Omnibus Equity Compensation Plan. These restricted shares will vest 33.3% on August 7, 2014. The balance will vest 33.3% annually thereafter through August 7, 2016.
The following table summarizes the status of the Company’s unvested stock options as of September 30, 2013:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	26,667	$6.40
Granted	—
Vested	(13,333)	6.40
Forfeited	—	—
Unvested at September 30, 2013	13,334	$6.40
The following table summarizes the status of the Company’s vested stock options as of September 30, 2013:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2013	614,999	$14.80
Vested	13,333	$6.40
Exercised	—
Forfeited	(1,000)	$15.00
Vested at September 30, 2013	627,332	$14.62	2	$67
There were no options granted during the three and nine months ended September 30, 2013 and 2012.  The outstanding stock options have a weighted average remaining contractual term of two years.
For the three and nine months ended September 30, 2013 and 2012, the components of equity compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Options granted to Manager and non-employees	$4	$—	$7	$1
Restricted shares granted to Manager and non-employees	2,052	1,376	7,704	3,327
Restricted shares granted to non-employee directors	64	28	155	84
Total equity compensation expense	$2,120	$1,404	$7,866	$3,412
During the three and nine months ended September 30, 2013, the Manager received zero and 110,639 shares as incentive compensation valued at $0 and $653,000, respectively, pursuant to the Management Agreement.  During the three and nine months ended September 30, 2012, the Manager received 83,776 and 112,028 shares as incentive compensation valued at $454,000 and $608,000, respectively, pursuant to the Management Agreement. The incentive management fee is paid one quarter in arrears.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of September 30, 2013.  All awards are discretionary in nature and subject to approval by the Compensation Committee.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

NOTE 15 – EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic:
Net income allocable to common shares	$22,121	$18,152	$40,180	$49,058
Weighted average number of shares outstanding	124,212,032	89,066,927	116,471,142	84,594,892
Basic net income per share	$0.18	$0.20	$0.34	$0.58

Diluted:
Net income allocable to common shares	$22,121	$18,152	$40,180	$49,058
Weighted average number of shares outstanding	124,212,032	89,066,927	116,471,142	84,594,892
Additional shares due to assumed conversion of dilutive instruments	1,860,650	898,753	1,502,836	770,451
Adjusted weighted-average number of common shares outstanding	126,072,682	89,965,680	117,973,978	85,365,343
Diluted net income per share	$0.18	$0.20	$0.34	$0.57
Potentially dilutive shares relating to 640,666 options for the three and nine months ended September 30, 2013 and 641,666 options for the three and nine months ended September 30, 2012 were not included in the calculation of diluted net income per share because the effect was anti-dilutive.
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table, which is presented gross of tax, presents the changes in each component of accumulated other comprehensive income for the nine months ended September 30, 2013 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Foreign Currency Translation	Net unrealized (loss) gain
January 1, 2013	$(15,595)	$(11,483)	$—	$(27,078)
Other comprehensive gain/(loss) before reclassifications	2,480	11,644	(23)	14,101
Amounts reclassified from accumulated other comprehensive income	322	(4,728)	—	(4,406)
Net current-period other comprehensive income	2,802	6,916	(23)	9,695
September 30, 2013	$(12,793)	$(4,567)	$(23)	$(17,383)
NOTE 17 – RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  On September 19, 2013, the Audit Committee of the Board of Directors of Resource America concluded that Resource America should consolidate the financial statements of the Company, which was previously treated as an unconsolidated variable interest entity. The Audit Committee reached this conclusion after consultations with the Office of the Chief Accountant of the Securities and Exchange Commission (the “Commission”) following comments received from the staff of the Division of Corporation Finance of the Commission and the Audit Committee's discussion with the Company's management and its independent registered public accounting firm. Resource America's Audit Committee noted that consolidation of the Company was not expected to materially affect Resource America's previously reported net income attributable to common shareholders. At September 30, 2013, Resource America owned 2,781,403 shares, or 2.2%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase common stock.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

The Company is managed by the Manager, which is an affiliate of Resource America, pursuant to a Management Agreement that provides for both base and incentive management fees.  For the three and nine months ended September 30, 2013, the Manager earned base management fees of approximately $3.0 million and $8.6 million, respectively, and $1.9 million incentive management fees for both the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, the Manager earned base management fees of approximately $2.1 million and $5.9 million, respectively, and incentive management fees of $906,000 and $3.4 million, respectively.  The Company also reimburses the Manager and Resource America for expenses, including the expense of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  For the three and nine months ended September 30, 2013, the Company paid the Manager $848,000 and $2.7 million, respectively, as expense reimbursements.  For the three and nine months ended September 30, 2012, the Company paid the Manager $918,000 and $2.5 million, respectively, as expense reimbursements.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains/(losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds and established a management fee of 20% of the amount by which the net profits exceed the preferred return.  RCM earned $30,000 in management fees for both the three and nine months ended September 30, 2013.  During the three and nine months ended September 30, 2012, RCM earned $2.2 million and $3.7 million in management fees, respectively.  The Company has reinvested gains from its activity and holds $12.1 million in fair market value of trading securities as of September 30, 2013, a decrease of $12.7 million from $24.8 million at fair market value as of December 31, 2012.  In addition, the Company and RCM have established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  During the three and nine months ended September 30, 2013, RCM earned $0 and $35,000, respectively, as its share of the net profits as defined in the Investment Management Agreement. During the three and nine months ended September 30, 2012, RCM earned $301,000 and $527,000, respectively, as its share of the net profits as defined in the Investment Management Agreement.
At September 30, 2013, the Company was indebted to the Manager for $3.6 million, comprised of base management fees of $1.0 million, incentive management fees of $1.9 million and expense reimbursements of $606,000.  At December 31, 2012, the Company was indebted to the Manager for $3.8 million, comprised of base management fees of $833,000, incentive management fees of $2.6 million and expense reimbursements of $307,000. At September 30, 2013, the Company was indebted to RCM, under the Company’s Investment Management Agreement for $111,000, comprised of $30,000 of incentive management fees and $81,000 of expense reimbursements.  At December 31, 2012, the Company was indebted to RCM under the Company’s Investment Management Agreement for $4.3 million, comprised of $4.3 million of incentive management fees and $48,000 of expense reimbursements.
The Company had executed seven CDO transactions as of September 30, 2013 and December 31, 2012, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the CDO entities and their assets.
Relationship with LEAF Financial. LEAF Financial, a wholly-owned subsidiary of Resource America, originates and manages equipment leases and notes on behalf of the Company.
On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II including its entire ownership interest in LEAF II Receivables Funding.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. The loan is current and performing with balances outstanding at September 30, 2013 and December 31, 2012 of $5.9 million and $6.8 million, respectively.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

On November 16, 2011, the Company, together with LEAF Financial and LCC, subsidiaries of Resource America, entered into the SPA with Eos Partners, L.P., a private investment firm, and its affiliates (see Note 9).  In exchange for its prior interest in LCC, the Company received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LCC. On January 18, 2013, the Company entered into another stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock for $3.7 million. During the second quarter of 2013, the Company entered into another stock purchase agreement with LCC to purchase 3,323 shares of newly issued Series E Preferred Stock for $3.3 million (see Note 9). The Series E Preferred Stock has priority over all other classes of preferred stock. The Company accrued $207,000 on the Series E Preferred Stock shares to date. The Company's fully-diluted interest in LCC assuming conversion is 27.5%. For the three and nine months ended September 30, 2013, the Company recorded losses of $346,000 and $378,000, respectively, which was recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statements of income. For the three and nine months ended September 30, 2012, the Company recorded a loss of $1.0 million and $2.3 million, respectively, which was recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statements of income. The Company’s investment in LCC was carried at $40.8 million and $33.1 million as of September 30, 2013 and December 31, 2012, respectively.
In accordance with the SPA, the Company and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LRF 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes.  To the extent that the value of the equity on the balance sheet of LRF 3 is less than approximately $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LCC by the Company), as of the final testing date within 90 days of December 31, 2013, the Company and Resource America have agreed to be jointly and severally obligated to contribute cash to LCC to make up the deficit.  The LRF 3 equity as of September 30, 2013 was in excess of this commitment and, therefore, the Company was not required to record a liability with respect to this obligation.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (“ACM”), a former subsidiary of Resource America, was sold to CVC Credit Partners, LLC (CVC Credit Partners), a joint venture entity in which Resource America owns a 33% interest.  CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company is entitled to collect senior, subordinated and incentive fees related to five CLO holdings of approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing the five CLOs.   CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and nine months ended September 30, 2013, CVC Credit Partners earned subordinated fees of $160,000 and $515,000, respectively. For the three and nine months ended September 30, 2012, CVC Credit Partners earned subordinated fees of $197,000 and $604,000, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole earlier this year in February 2013.
In May 2013, the Company entered into a limited partnership agreement with CVC Global Credit Opportunities Fund, L.P., a Delaware limited partnership which generally invests in assets through a master-feeder fund structure ("the Master Fund"). The Company invested $15.0 million as of September 30, 2013. The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the partnership and the Master Fund is CVC Credit Partners, LLC. CVC Capital Partners SICAV-FIS, S.A., a Luxembourg company, together with its affiliates, and Resource America, own a majority and a significant minority, respectively, of the investment manager. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement given that the Company is a related party of CVC Credit Partners. For the three and nine months ended September 30, 2013, the Company recorded earnings of $433,000 and $526,000, respectively, which were recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statement of income. The fund's investment balance of $15.5 million is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet using the equity method.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, A notes, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At September 30, 2013 and December 31, 2012, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company's commercial real estate loan portfolio of $0 and $20,000, respectively.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which matures on May 9, 2018, carries an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan, collateralized by a multi-family building, to equity. The loan was kept outstanding and continues to be used as collateral in RREF CDO 2006-1. Resource Real Estate Management, LLC (“RREM”), an affiliate of Resource America, was appointed as the asset manager as of August 1, 2011. RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM is entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. The Company incurred fees payable to RREM in the amounts of $34,000 and $103,000 during the three and nine months ended September 30, 2013, respectively. The Company incurred fees payable to RREM in the amounts of $34,000 and $101,000 during the three and nine months ended September 30, 2012, respectively.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds the Company's interests in a real estate joint venture) from Resource America at book value for $2.1 million.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  The agreement requires the Company to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed up to a specified amount.  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the three and nine months ended September 30, 2013, the Company paid RREM management fees of $6,500 and $23,000, respectively. For the three and nine months ended September 30, 2012, the Company paid RREM management fees of $11,000 and $35,000, respectively. For the three and nine months ended September 30, 2013, the Company recorded losses of $521,000 and $735,000, respectively. For the three and nine months ended September 30, 2012, the Company recorded earnings of $346,000 and $931,000, respectively, which was recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statement of income. The Company's investment balance of $(330,000) and $2.3 million at September 30, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, and RCP has options to extend the loan for two additional 12-month periods.  No principal payments were made during the three and nine months ended September 30, 2013.  The loan balance was $1.6 million at both September 30, 2013 and December 31, 2012.
On June 21, 2011, the Company entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety.  The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   The Company received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  RREM was appointed as the asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  The Company held a $1.1 million and $1.2 million preferred equity investment in SLH Partners as of September 30, 2013 and December 31, 2012, respectively.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

On August 1, 2011, the Company, through RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  RREM was appointed as asset manager.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM is entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.  The Company incurred fees payable to RREM in the amounts of $54,000 and $151,000 during the three and nine months ended September 30, 2013, respectively. The Company incurred fees payable to RREM in the amounts of $43,000 and $122,000 during the three and nine months ended September 30, 2012, respectively. On September 30, 2013, the property was sold for a gain of $16.6 million, which was recorded in gain on sale of real estate on the income statement.
On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  The Company purchased a 7.5% equity interest in the venture. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1% of outstanding contributions. The Company incurred fees payable to RREM of $7,000 and $33,000, respectively, during the three and nine months ended September 30, 2013. There were no such fees for the three and nine months ended months ended September 30, 2012. For the three and nine months ended September 30, 2013, the Company recorded earnings of $6,000 and $49,000, which were recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statement of income.  The Company recorded a loss of $100,000 for both the three and nine months ended September 30, 2012. The investment balance of $575,000 and $526,000 at September 30, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheet using the equity method.
Relationship with The Bancorp.  The Bancorp, Inc. (Nasdaq: TBBK), or TBBK, is a bank holding company that was organized in 2000 with Resource America's participation. Mr. Daniel G. Cohen, or Mr. D. Cohen, is the chairman of the board and Mrs. Betsy Z. Cohen, or Mrs. B. Cohen, is the Chief Executive Officer of TBBK and its subsidiary bank. Mrs. B. Cohen is the wife of Mr. E. Cohen, and Mr. E. Cohen and Mrs. B. Cohen are the parents of Messrs. J. Cohen, the Company's President and chief executive officer, and D. Cohen. Walter Beach, a director of TBBK since 1999, has also served as a director of the Company since March 2005. On July 7, 2011, the Company and RCC Real Estate entered into a $10.0 million revolving credit facility with Bancorp.  The note matured on June 30, 2012 and was not renewed.
Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007. Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three and nine months ended September 30, 2013, the Company paid Ledgewood $70,000 and $155,000, respectively, in connection with legal services rendered to the Company as compared to $160,000 and $277,000 for the three and nine months ended September 30, 2012, respectively.
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
On September 20, 2013, the Company declared (i) a quarterly distribution of $0.20 per share of common stock or $25.4 million in the aggregate, which was paid on October 28, 2013, to stockholders of record as of September 30, 2013; (ii) a quarterly distribution of $362,000 or $0.53 per share of its Series A Preferred Stock, which was paid on October 30, 2013 to its preferred share stockholders of record as of October 1, 2013; and (iii) a quarterly distribution of $1.7 million or $0.52 per share of its Series B Preferred Stock, which was paid on October 30, 2013 to its preferred share stockholders of record as of October 1, 2013.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

On June 14, 2013, the Company declared (i) a quarterly distribution of $0.20 per share of common stock or $25.4 million in the aggregate, which was paid on July 26, 2013, to stockholders of record as of June 28, 2013; (ii) a quarterly distribution on June 18, 2013, totaling $359,000 or $0.53 per share of its Series A Preferred Stock, which was paid on July 30, 2013 to its preferred share stockholders of record as of July 1, 2013; and (iii) a quarterly distribution on June 18, 2013 totaling $1.6 million or $0.52 per share of its Series B Preferred Stock, which was paid on July 30, 2013 to its preferred share stockholders of record as of July 1, 2013.
On March 15, 2013, the Company declared (i) a quarterly distribution of $0.20 per share of common stock or $21.6 million in the aggregate, which was paid on April 26, 2013, to stockholders of record as of March 28, 2013; (ii) quarterly distribution on March 18, 2013 totaling $359,000 or $0.53 per share of its Series A Preferred Stock, which was paid on April 30, 2013 to its preferred share stockholders of record as of April 1, 2013; and (iii) quarterly distribution on March 18, 2013, totaling $1.2 million or $0.52 per share of its Series B Preferred share stockholders, which was paid on April 30, 2013 to its preferred share stockholders of record as of April 1, 2013.
NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS
In analyzing the fair value of its investments accounted for on a fair value basis, the Company follows the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as using third party valuation firms or discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:
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
The Company reports its investment securities available-for-sale at fair value.  To determine fair value, the Company uses an independent third-party valuation firm utilizing market color as well as appropriate prepayment, default, and recovery rates.  These valuations are validated utilizing dealer quotes or bids. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote or bid, the Company will evaluate the difference which could result in an updated valuation from the third party or a revised dealer quote. Based on the market color available for each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.
The Company reports its investment securities, trading at fair value, based on an independent third-party valuation.  The Company evaluates the reasonableness of the valuation it receives by using a dealer quote.  If there is a material difference between the value indicated by the third party and a quote the Company receives, the Company will evaluate the difference.  Any changes in fair value are recorded on the Company’s results of operations as net unrealized (loss) gain on investment securities, trading.
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
SEPTEMBER 30, 2013
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
The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2013:
Assets:
Investment securities, trading	$—	$—	$12,099	$12,099
Investment securities available-for-sale	4,972	85,826	129,886	220,684
CMBS - linked transactions	—	9,410	20,568	29,978
Total assets at fair value	$4,972	$95,236	$162,553	$262,761

Liabilities:
Derivatives (net)	$—	$442	$11,766	$12,208
Total liabilities at fair value	$—	$442	$11,766	$12,208

December 31, 2012:
Assets:
Investment securities, trading	$—	$—	$24,843	$24,843
Investment securities available-for-sale	9,757	132,561	89,272	231,590
CMBS - linked transactions	—	4,802	2,033	6,835
Total assets at fair value	$9,757	$137,363	$116,148	$263,268

Liabilities:
Derivatives (net)	$—	$610	$14,077	$14,687
Total liabilities at fair value	$—	$610	$14,077	$14,687

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2013	$116,148
Total gains or losses (realized/unrealized):
Included in earnings	8,530
Purchases	89,514
Sales	(30,196)
Paydowns	(20,186)
Unrealized gains (losses) – included in accumulated other comprehensive income	(1,257)
Transfers from level 2	—
Ending balance, September 30, 2013	$162,553
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2013	$14,077
Unrealized gains – included in accumulated other comprehensive income	(2,311)
Ending balance, September 30, 2013	$11,766
The Company had $255,000 and $811,000 of impairment losses included in earnings due to other-than-temporary impairment charges on one and four securities during the three and nine months ended September 30, 2013, respectively. The Company had $9,000 and $180,000 of impairment losses included in earnings due to other-than-temporary impairment charges on two and four securities during the three and nine months ended September 30, 2012, respectively. These losses are included in the consolidated statements of income as net impairment losses recognized in earnings.
Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as nonrecurring Level 2.  For the Company’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the three and nine months ended September 30, 2013 was $69,000 and $3.1 million, respectively, as compared to $3.4 million and $5.6 million for the three and nine months ended September 30, 2012, respectively, and is included in the consolidated statements of income as provision for loan losses.
The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2013:
Assets:
Loans held for sale	$—	$332,351	$—	$332,351
Impaired loans	—	1,046	—	1,046
Total assets at fair value	$—	$333,397	$—	$333,397

December 31, 2012:
Assets:
Loans held for sale	$—	$14,894	$34,000	$48,894
Impaired loans	—	4,366	21,000	25,366
Total assets at fair value	$—	$19,260	$55,000	$74,260

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$12,208	Discounted cash flow	Weighted average credit spreads	5.00%
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Loans held-for-investment	$1,305,739	$1,299,103	$—	$568,545	$730,558
Loans receivable-related party	$8,067	$8,067	$—	$—	$8,067
CDO notes	$1,166,209	$1,020,919	$—	$1,020,919	$—
Junior subordinated notes	$50,956	$17,450	$—	$—	$17,450
Repurchase agreement	$205,265	$205,265	$—	$—	$205,265

December 31, 2012:
Loans held-for-investment	$1,793,780	$1,848,617	$—	$1,186,642	$661,975
Loans receivable-related party	$8,324	$8,324	$—	$—	$8,324
CDO notes	$1,614,883	$1,405,124	$—	$1,405,124	$—
Junior subordinated notes	$50,814	$17,308	$—	$—	$17,308
Repurchase agreement	$106,303	$106,303	$—	$—	$106,303

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
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
At September 30, 2013, the Company had 16 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.01% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $130.8 million at September 30, 2013.  The counterparties for the Company’s designated interest rate hedge contracts at such date were Credit Suisse International and Wells Fargo, with which the Company had master netting agreements.
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

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

The estimated fair value of the Company’s interest rate swaps was ($12.2) million and ($14.7) million as of September 30, 2013 and December 31, 2012, respectively.  The Company had aggregate unrealized losses of $12.8 million and $15.6 million on the interest rate swap agreements as of September 30, 2013 and December 31, 2012, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the original term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.
The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets and on the consolidated statement of income for the years presented:
Fair Value of Derivative Instruments as of September 30, 2013
(in thousands)

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value

Interest rate swap contracts	$130,785	Derivatives, at fair value	$(12,208)
		Accumulated other comprehensive loss	$12,793

The Effect of Derivative Instruments on the Statement of Income for the
Nine Months Ended September 30, 2013
(in thousands)

	Liability Derivatives
	Notional Amount	Statement of Operations Location	Unrealized Loss (1)
Interest rate swap contracts	$130,785	Interest expense	$5,118

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
The following tables present certain information about the CMBS and repurchase agreements underlying the Company's Linked Transactions at September 30, 2013 and December 31, 2012.

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

Fair Value of Derivative Instruments as of
(in thousands)

	Asset Derivatives
	Designation	Balance Sheet Location	Fair Value
As of September 30, 2013
Linked Transactions at fair value	Non-Hedging	Linked Transactions, net at fair value	$29,978
As of December 31, 2012
Linked Transactions at fair value	Non-Hedging	Linked Transactions, net at fair value	$6,835

The Effect of Derivative Instruments on the Statement of Income for the
Nine Months Ended September 30,
(in thousands)

	Asset Derivatives
	Designation	Statement of Operations Location	Revenues (1)
Linked Transactions at fair value, 2013	Non-Hedging	Unrealized gain/(loss) and net interest income on linked transactions, net	$(4,343)
Linked Transactions at fair value, 2012	Non-Hedging	Unrealized gain/(loss) and net interest income on linked transactions, net	$386

(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of income line items.

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company's consolidated statements of income for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Components of Unrealized Net Gains and Net Interest
Income (Expense) from Linked Transactions
Interest income attributable to CMBS underlying linked transactions	$801	$193	$2,005	$573
Interest expense attributable to linked repurchase agreement borrowings underlying linked transactions	(201)	(60)	(524)	(187)
Change in fair value of linked transactions included in earnings	561	—	(5,824)	—
Unrealized (loss) gain and net interest income from linked transactions, net	$1,161	$133	$(4,343)	$386

The following table summarizes the Company's CMBS Linked Transactions calculated basis of fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2013:
CMBS linked transactions	$98,954	$184	$(5,659)	$93,479

December 31, 2012:
CMBS linked transactions	$27,082	$190	$(22)	$27,250

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

The following table summarizes the estimated maturities of the Company’s CMBS Linked Transactions according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
September 30, 2013:
Less than one year	$3,411	$3,389	5.28%
Greater than one year and less than five years	20,483	20,716	5.21%
Greater than five years and less than ten years	55,996	59,695	2.88%
Greater than ten years	13,589	15,154	3.34%
Total	$93,479	$98,954	3.53%

December 31, 2012:
Less than one year	$9,827	$9,822	5.09%
Greater than one year and less than five years	5,444	5,446	6.11%
Greater than five years and less than ten years	11,979	11,814	2.69%
Total	$27,250	$27,082	4.23%

The following table shows the fair value, gross unrealized losses and the length of time the CMBS Linked Transactions underlying assets have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2013:
CMBS Linked Transactions	$76,779	$(5,659)	$—	$—	$76,779	$(5,659)

December 31, 2012:
CMBS Linked Transactions	$20,894	$(22)	$—	$—	$20,894	$(22)
The following table summarizes the Company's CMBS linked transactions (in thousands, except percentages):

	Fair Value at			MTM	Fair Value at
	December 31, 2012	Net Purchases	Upgrades/ Downgrades	Change Same Ratings	September 30, 2013
Moody's Ratings Category:
Aaa	$14,585	$10,090	$—	$5,204	$29,879
Aa1 through Aa3	—	8,925	—	—	8,925
A1 through A3	5,444	—	—	(5,444)	—
Baa1 through Baa3	—	—	(5,452)	10,903	5,451
Ba1 through Ba3	—	8,939	—	—	8,939
B1 through B3	—	12,235	—	—	12,235
Non-Rated	7,221	16,783	—	4,046	28,050
Total	$27,250	$56,972	$(5,452)	$14,709	$93,479

S&P Ratings Category:
AAA	$21,806	$—	$—	$732	$22,538
BBB+ through BBB-	—	9,942	—	—	9,942
B+ through B-	5,444	11,485	—	8	16,937
Non-Rated	—	35,544	—	8,518	44,062
Total	$27,250	$56,971	$—	$9,258	$93,479

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(Unaudited)

The following table summarizes the Company's CMBS linked repurchase agreements (in thousands, except percentages):

	As of		As of
	September 30, 2013		December 31, 2012
Maturity or Repricing	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
Within 30 days	$63,760	1.25%	$20,415	1.40%
>30 days to 90 days	—	—%	—	—%
Total	$63,760	—%	$20,415	1.40%

(1) Balance includes $41,000 of accrued interest expense as of September 30, 2013.
NOTE 21 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The Company has no offsetting of financial assets. The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities as of September 30, 2013 and December 31, 2012 (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheet
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheet	(iii) = (i) - (ii) Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged (1)	(v) = (iii) - (iv) Net Amount
September 30, 2013
Derivative hedging instruments, at fair value (2)	$12,208	$—	$12,208	$—	$500	$11,708
Repurchase agreements (3)	205,265	—	205,265	205,265	—	—
Total	$217,473	$—	$217,473	$205,265	$500	$11,708

December 31, 2012
Derivative hedging instruments, at fair value (2)	$14,687	$—	$14,687	$—	$500	$14,187
Repurchase agreements (3)	106,303	—	106,303	106,303	—	—
Total	$120,990	$—	$120,990	$106,303	$500	$14,187

(1)
Amounts disclosed in the Financial Instruments column of the table above represents collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions. Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions.

(2)	The fair value of securities pledged against the Company's swaps was $8.3 million and $13.1 million at September 30, 2013 and December 31, 2012, respectively.

(3)	The fair value of securities pledged against the Company's repurchase agreements was $284.3 million and $145.2 million at September 30, 2013 and December 31, 2012, respectively.
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
SEPTEMBER 30, 2013
(Unaudited)

NOTE 22 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following.
The Company received $619,000 in proceeds from the issuance of 27,577 shares of preferred stock through the Company’s at-the-market program during October 2013.
In October 2013, the Company closed and issued $115.0 million aggregate principal amount of its 6.00% convertible senior notes due 2018, which included an additional $15.0 million aggregate principal amount of the notes to cover over-allotments. The Company received net proceeds of approximately $111.1 million after payment of underwriting discounts and commissions and other offering expenses.
Apidos CLO VIII’s non-call period ended on October 17, 2013, at which time substantially all assets were liquidated and all outstanding notes were paid off.
On October 31, 2013, the Company, through RCC Residential, Inc., the Company's newly-formed taxable REIT subsidiary, acquired a residential mortgage origination company, Primary Capital Advisors LC, an Atlanta based firm, for $8.4 million; consisting of $7.6 million in cash and $800,000 in shares of the Company's common stock. The shares of common stock were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Of this $7.6 million cash consideration, $1.8 million was set aside in an escrow account as a contingency for potential purchase price adjustments.

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
Although economic conditions in the United States have improved, previous conditions in real estate and credit markets continue to affect both us and a number of our commercial real estate borrowers.  Over a period of several years, we entered into loan modifications with respect to 16 of our outstanding commercial real estate loans.  During the past three years, we have added to our provision for loan losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of CMBS and ABS in our investment portfolio.  However, during 2012 and into 2013, the improved economic conditions led to a stabilization in the credit quality of our portfolio and, as a result, our provisions for loan losses have decreased significantly, we increased provisions by $741,000 and by $541,000 for the three and nine months ended September 30, 2013, respectively, as compared to increased provisions of $1.4 million and $7.8 million for the three and nine months ended September 30, 2012, respectively. Our asset impairments have increased slightly, we recognized asset impairments of $255,000 and $811,000 for the three and nine months ended September 30, 2013, respectively as compared to $9,000 and $180,000 for the three and nine months ended September 30, 2012, respectively.  We also saw a marked improvement in other comprehensive income with respect to our available for sale securities portfolio and interest rate derivatives to a loss of $17.4 million at September 30, 2013 from a loss of $27.1 million at December 31, 2012.  While we believe we have appropriately valued the assets in our investment portfolio at September 30, 2013, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.

(Back to Index)

(Back to Index)

Improved economic conditions have also resulted in several other positive operating developments for us.  Our ability to access the credit and capital markets has become relatively easier. We have sourced several credit facilities the during last 12 months through September 30, 2013 and have used these facilities to finance investments in $294.4 million of commercial real estate loans and $37.0 million of CMBS as of September 30, 2013. During the nine months ended September 30, 2013, we were able to access the equity capital markets, selling $19.1 million of common stock through our dividend reinvestment and stock purchase plan and selling 18,687,500 shares of common stock in an April 2013 underwritten public common stock follow-on offering, including 2,437,500 shares exercised through the underwriters' over-allotment option, at a price of $6.33 per share for net proceeds of approximately $114.6 million. We supplemented our common equity capital raises with issuances of preferred stock.  During 2012, we entered into an at-the-market sales agreement through which we sold $51.1 million of 8.25% Series B preferred stock during the nine months ended September 30, 2013 and $112,000 of 8.50% Series A preferred stock during the nine months ended September 30, 2013.
We continue to engage in discussions with potential financing sources about providing commercial real estate term financing to augment and cautiously grow our loan and security portfolio.  On July 19, 2013, we completed a $200.0 million commercial real estate, or CRE, term financing facility with Deutsche Bank AG, or DB, to augment our CRE loan origination platform. The DB facility has an initial one-year term with the right to extend for an additional two years to July 16, 2016. We expect to be able to grow our portfolio to the amount required to begin exploring long-term securitization opportunities during 2013. We caution investors that even as credit becomes more available through these markets, we may not be able to obtain economically favorable terms.
In terms of our investments and investment portfolio growth, we continued to see increased opportunities to deploy our capital.  In the twelve months ended September 30, 2013, we have underwritten 22 new CRE loans for a total of $294.4 million, which were financed through our new credit facilities and new equity capital.  We also purchased 41 newly-underwritten CMBS for $164.2 million during the same period, of which $37.0 million were financed through a facility with Wells Fargo, $73.8 million was purchased short term repurchase agreements and $53.4 million was purchased outright.  We have also used recycled capital in one of our bank loan collateralized loan obligations, or CLOs, structures with remaining reinvestment periods, (Apidos Cinco), to make new investments at discounts to par. The reinvestment period for Apidos Cinco continues to May 2014.  We expect that the reinvested capital and related discounts will produce modest additional income as the discounts are accreted into interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CLO structures since we receive credit in at par.  From net discounts of approximately $12.3 million at September 30, 2013, we recognized income of approximately $1.5 million in our bank loan CLO portfolio for the quarter ended September 30, 2013  and expect to accrete approximately $6.3 million into income in the remainder of calendar year 2013.  We have no further capacity in three of our bank loan CLOs, and both of our two real estate CDOs have seen their reinvestment periods end.  In September 2013, we liquidated Whitney CLO I, and as a result substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $103.7 million. In October 2013, Apidos CLO VIII was called and liquidated. Proceeds from the liquidation were used to pay the notes down in full.
In addition, to our newly-minted financing facility with DB for $200.0 million of capacity, we intend to use the existing capacity in our CMBS and CRE, term credit facilities with Wells Fargo of $39.7 million and $96.2 million, respectively, as of September 30, 2013 to help finance new investments.
Due to these recent investments, our increased ability to access credit markets, our recent capital markets efforts and our investment of a significant portion of our available unrestricted and restricted cash balances during the nine months ended September 30, 2013, we expect to continue to modestly increase our CRE interest income in the remainder of 2013.  However, because we believe that economic conditions in the United States are fragile, and could be significantly harmed by occurrences over which we have no control, we cannot assure you that we will be able to meet our expectations, or that we will not experience net interest income reductions.
On October 31, 2013, we, through RCC Residential, Inc., our newly-formed taxable REIT subsidiary, acquired a residential mortgage origination company, Primary Capital Advisors LC ("PCA"), an Atlanta based firm, for $8.4 million; consisting of $7.6 million in cash and $800,000 in shares of our common stock.  The shares of common stock were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Of the $7.6 million cash consideration, $1.8 million was set aside in an escrow account as a contingency for potential purchase price adjustments.  Our acquisition of PCA represents a return to the residential mortgage investment market, by providing us with our first residential mortgage origination platform. We intend to cautiously expand this business over the next 12 to 15 months while adding infrastructure, staff and new technology.

(Back to Index)

(Back to Index)

As of September 30, 2013, we had invested 78% of our portfolio in CRE assets, 18% in commercial bank loans and 4% in other assets.  As of December 31, 2012, we had invested 77% of our portfolio in CRE assets, 15% in commercial bank loans and 8% in other investments.
Results of Operations
Three and Nine Months Ended September 30, 2013 as compared to Three and Nine Months Ended September 30, 2012
Our net income allocable to common shares for the three and nine months ended September 30, 2013 was $22.1 million, or $0.18 per share (basic and diluted) and $40.2 million, or $0.34 per share (basic and diluted), respectively, as compared to net income allocable to common shares of $18.2 million, or $0.20 per share (basic and diluted) and $49.1 million, or $0.58 per shared-basic ($0.57 per share-diluted) for the three and nine months ended September 30, 2012, respectively. Our share count increased to 127,237,134 at September 30, 2013 from 105,118,093 at December 31, 2012.
Interest Income
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Interest	Weighted Average		Interest	Weighted Average
	Income	Yield	Balance	Income	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	$12,196	4.95%	$966,233	$13,666	4.63%	$1,152,678
Commercial real estate loans	12,178	6.15%	$771,903	10,464	5.74%	$714,871
Total Interest income from loans	24,374			24,130

Interest income from securities:
CMBS-private placement	2,910	4.93%	$237,595	2,896	5.31%	$217,362
ABS	290	4.19%	$27,359	348	4.29%	$31,044
Corporate bonds	143	5.57%	$10,329	25	13.95%	$690
Residential mortgage-backed securities, or RMBS	68	2.94%	$9,273	295	5.47%	$21,853
Total interest income from securities	3,411			3,564

Interest income - other:
Preference payments on structured notes	572	6.06%	$37,729	2,159	15.44%	$55,941
Temporary investment in over-night repurchase agreements	77	N/A	N/A	59	N/A	N/A
Total interest income - other	649			2,218
Total interest income	$28,434			$29,912

(Back to Index)

(Back to Index)

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Interest	Weighted Average		Interest	Weighted Average
	Income	Yield	Balance	Income	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	$45,399	5.62%	$1,065,656	$43,242	4.83%	$1,175,976
Commercial real estate loans	32,971	5.82%	$737,263	27,515	5.22%	$692,894
Total Interest income from loans	78,370			70,757

Interest income from securities:
CMBS-private placement	8,515	5.04%	$227,907	8,384	5.27%	$213,630
ABS	1,058	5.19%	$27,052	1,131	4.69%	$31,762
Corporate bonds	739	3.8%	$25,872	110	14.71%	$1,008
Residential mortgage-backed securities, or RMBS	637	6.35%	$13,393	895	2.96%	$40,284
Total interest income from securities	10,949			10,520

Interest income - other:
Preference payments on structured notes	2,932	9.54%	$40,969	8,040	18.72%	$57,264
Temporary investment in over-night repurchase agreements	218	N/A	N/A	164	N/A	N/A
Total interest income - other	3,150			8,204
Total interest income	$92,469			$89,481

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
Three Months Ended September 30, 2013:
Bank loans	4.23%	$(5,010)	$1,369	$10,464	$363	$12,196
Commercial real estate loans	5.75%	$(101)	9	11,820	349	12,178
Total interest income from loans			1,378	22,284	712	24,374
CMBS-private placement	3.69%	$(7,023)	505	2,405	—	2,910
ABS	2.06%	$(2,620)	145	145	—	290
Corporate bonds	5.95%	$(154)	(9)	152	—	143
Residential mortgage-backed securities, or RMBS			—	68	—	68
Total interest income from securities			641	2,770	—	3,411
Preference payments on structured notes			—	572	—	572
Other			—	77	—	77
Total interest income - other			—	649	—	649
Total interest income			$2,019	$25,703	$712	$28,434

Three Months Ended September 30, 2012:
Bank loans	4.35%	$(20,110)	$2,717	$10,606	$343	$13,666
Commercial real estate loans	5.18%	$(135)	8	9,494	962	10,464
Total interest income from loans			2,725	20,100	1,305	24,130
CMBS-private placement	3.53%	$(12,238)	715	2,181	—	2,896
ABS	2.24%	$(3,304)	169	179	—	348
Corporate bonds	7.61%	$(10,929)	—	25	—	25
Residential mortgage-backed securities, or RMBS			—	295	—	295
Total interest income from securities			884	2,680	—	3,564
Preference payments on structured notes			—	2,159	—	2,159
Other			—	59	—	59
Total interest income - other			—	2,218	—	2,218
Total interest income			$3,609	$24,998	$1,305	$29,912

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
Nine Months Ended September 30, 2013:
Bank loans	4.28%	$(5,010)	$8,281	$34,725	$2,393	$45,399
Commercial real estate loans	5.56%	$(101)	26	31,601	1,344	32,971
Total interest income from loans			8,307	66,326	3,737	78,370
CMBS-private placement	3.68%	$(7,023)	1,657	6,858	—	8,515
ABS	2.06%	$(2,620)	493	565	—	1,058
Corporate bonds	3.92%	$(154)	(23)	762	—	739
Residential mortgage-backed securities, or RMBS			—	637	—	637
Total interest income from securities			2,127	8,822	—	10,949
Preference payments on structured notes			—	2,932	—	2,932
Other			—	218	—	218
Total interest income - other			—	3,150	—	3,150
Total interest income			$10,434	$78,298	$3,737	$92,469

Nine Months Ended September 30, 2012:
Bank loans	4.23%	$(20,110)	$10,714	$31,469	$1,059	$43,242
Commercial real estate loans	5.08%	$(135)	24	26,332	1,159	27,515
Total interest income from loans			10,738	57,801	2,218	70,757
CMBS-private placement	3.70%	$(12,238)	1,912	6,472	—	8,384
ABS	2.33%	$(3,304)	531	600	—	1,131
Corporate bonds	7.66%	$(53,290)	—	110	—	110
Residential mortgage-backed securities, or RMBS			—	895	—	895
Total interest income from securities			2,443	8,077	—	10,520
Preference payments on structured notes			—	8,040	—	8,040
Other			—	164	—	164
Total interest income - other			—	8,204	—	8,204
Total interest income			$13,181	$74,082	$2,218	$89,481
Three and Nine Months Ended September 30, 2013 as compared to Three and Nine Months Ended September 30, 2012
Aggregate interest income decreased $1.5 million (5%) and increased $3.0 million (3%) to $28.4 million and $92.5 million for the three and nine months ended September 30, 2013, respectively, from $29.9 million and $89.5 million for the three and nine months ended September 30, 2012, respectively. We attribute these increases to the following:
Interest Income from Loans. Aggregate interest income from loans increased $244,000 (1%) and $7.6 million (11%) to $24.4 million and $78.4 million for the three and nine months ended September 30, 2013, respectively, from $24.1 million and $70.8 million for the three and nine months ended September 30, 2012, respectively.
Interest income on bank loans decreased $1.5 million (11%) and increased $2.2 million (5%) to $12.2 million and $45.4 million for the three and nine months ended September 30, 2013, respectively, from $13.7 million and $43.2 million for the three and nine months ended September 30, 2012, respectively. The decrease for the three months ended September 30, 2013 is primarily the result of a decrease in the weighted average balance of assets of $186.4 million to $966.2 million from $1.2 billion principally due to the fact that three of our five CLOs have reached the end of their reinvestment period and as a result, any principal collected is used to pay down notes instead of being reinvested in new assets.

(Back to Index)

(Back to Index)

This decrease for the three months ended was partially offset, and the increase for the nine months ended was positively impacted from, an increase in the weighted average yield to 4.95% and 5.62% for the three and nine months ended September 30, 2013, respectively as compared to 4.63% and 4.83% for the three and nine months ended September 30, 2012, respectively, principally as a result of the increase in accretion income due to a change in accounting estimate from Apidos CLO VIII, a consolidated variable interest entity, or VIE, for which we began acquiring assets in July 2011 and from Whitney CLO which we began consolidating in October 2012 when we acquired a controlling interest. The increase in accretion income from Apidos CDO VIII was partially offset by a decrease in accretion income from two of our legacy CLO structures (Apidos CDO I and Apidos CDO III); those CLOs have decreasing asset and discount balances as both have reached the end of their reinvestment periods.
Interest income on commercial real estate, or CRE, loans increased $1.7 million (16% ) and $5.5 million (20%) to $12.2 million and $33.0 million for the three and nine months ended September 30, 2013, respectively, as compared to $10.5 million and $27.5 million for the three and nine months ended September 30, 2012, respectively.  These increases are a result of the following combination of factors:

•
an increase in the weighted average yield to 6.15% and 5.82% during the three and nine months ended September 30, 2013, respectively, from 5.74% and 5.22% during the three and nine months ended September 30, 2012, respectively, as a result of newly originated real estate loans with higher stated interest rates than our legacy portfolio and as a result of exit fees from seven loans that paid off during the nine months ended September 30, 2013; and

•
an increase of $57.0 million and $44.4 million in the weighted average loan balance to $771.9 million and $737.3 million for the three and nine months ended September 30, 2013, respectively, from $714.9 million and $692.9 million for the three and nine months ended September 30, 2012, respectively, as we reinvested proceeds from payoffs and paydowns, classified as restricted CDO cash on our balance sheet, beginning in the fourth quarter of 2011, with the majority of these proceeds being reinvested during the second and third quarters of 2012.  In addition, we began to originate new loans financed by our Wells Fargo CRE credit facility coupled with new equity raised in 2012 and 2013.

Interest Income from Securities.  Aggregate interest income from securities decreased $153,000 (4%) and increased $429,000 (4%) to $3.4 million and $10.9 million for the three and nine months ended September 30, 2013, respectively, from $3.6 million and $10.5 million during the three and nine months ended September 30, 2012, respectively.  These changes resulted principally from the following:
Interest income on CMBS-private placement increased $14,000 (0%) and $131,000 (2%) to $2.9 million and $8.5 million for the three and nine months ended September 30, 2013, respectively, as compared to $2.9 million and $8.4 million for the three and nine months ended September 30, 2012, respectively.  The increase for the nine months ended September 30, 2013 resulted from an increase in weighted average balance of assets of $20.2 million and $14.3 million for the three and nine months ended September 30, 2013, respectively to $237.6 million and $227.9 million for the three and nine months ended September 30, 2013, respectively, from $217.4 million and $213.6 million during the three and nine months ended September 30, 2012, respectively. The increases were primarily a result of the purchase of assets on our Wells Fargo CMBS facility beginning in February 2011 and purchases using three short-term repurchase agreements as well as proceeds from our common and preferred offerings.  This was partially offset both periods by the reclassification of assets to linked transactions when certain assets were financed.
The increases in interest income were partially offset by decreases in the weighted average yield of assets to 4.93% and 5.04% for the three and nine months ended September 30, 2013, respectively, as compared to 5.31% and 5.27% for the three and nine months ended September 30, 2012, respectively. The decreases primarily resulted from the decrease in accretion income as a result of the purchase price at which we are purchasing assets. The new assets financed by our Wells facility are typically purchased at a premium. Our legacy CMBS assets had previously been purchased at a discount.
Interest income from ABS decreased $58,000 (17%) and $73,000 (6%) to $290,000 and $1.1 million for the three and nine months ended September 30, 2013, respectively, from $348,000 and $1.1 million for the three and nine months ended September 30, 2012, respectively, as a result of the following:

•
a decrease of $3.7 million and $4.7 million in the weighted average loan balance to $27.4 million and $27.1 million for the three and nine months ended September 30, 2013, respectively, from $31.0 million and $31.8 million for the three and nine months ended September 30, 2012, respectively, as a result of $5.7 million in paydowns from October 2012 through September 2013; and

•
A decrease in the weighted average yield during the three months ended September 30, 2013 to 4.19% from 4.29% during the three months ended September 30, 2012 as a result of a decrease in LIBOR which is a reference index for the rates receivable on these securities. The decrease in LIBOR was entirely offset by an increase in the yield for the nine months ended September 30, 2013 to 5.19% from 4.69% for the nine months ended September 30, 2012 primarily as a result of paydowns which accelerated accretion income.

(Back to Index)

(Back to Index)

Interest income from corporate bonds increased $118,000 (472%) and $629,000 (572%) to $143,000 and $739,000 for the three and nine months ended September 30, 2013, respectively, from $25,000 and $110,000 for the three and nine months ended September 30, 2012, respectively, and was the result of our acquisition of 66.6% in October 2012 and an additional 1.7% in May 2013 of the equity in Whitney CLO I which resulted in us consolidating this entity, which held some corporate bonds.
Interest income on RMBS decreased $227,000 (77%) and $258,000 (29%) to $68,000 and $637,000 for the three and nine months ended September 30, 2013, respectively, as compared to $295,000 and $895,000 for the three and nine months ended September 30, 2012, respectively. The decrease is almost entirely the result of the sale of four positions during the year ended December 31, 2012 and two positions during the six months ended June 30, 2013.
Interest Income - Other.  Aggregate interest income-other decreased $1.6 million (71%) and $5.1 million (62%) to $649,000 and $3.2 million for the three and nine months ended September 30, 2013, respectively, as compared to $2.2 million and $8.2 million for the three and nine months ended September 30, 2012, respectively, and is primarily related to our trading securities investment program with Resource Capital Markets, Inc., a wholly-owned subsidiary of Resource America that invested $13.0 million of our funds under an investment management agreement.  The payments vary from period to period and are based on cash flows from the underlying securities rather than on a contractual interest rate. The decrease was related to a decrease in the weighted average balance of $18.2 million and $16.3 million to $37.7 million and $41.0 million during the three and nine months ended September 30, 2013, respectively, as compared to $55.9 million and $57.3 million for the three and nine months ended September 30, 2012, respectively, primarily as a result of the sale of 6 securities in June 2013 and 12 securities in September 2012, which has significantly reduced the balance of investments held in trading securities. The remaining portfolio has decreased substantially as there were 11 positions and 26 positions at September 30, 2013 and September 30, 2012, respectively, and as a result, there are fewer distributions from the positions to recognize.
Interest Expense
The following tables sets forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Interest	Weighted Average		Interest	Weighted Average
	Expense	Yield	Balance	Expense	Yield	Balance
Interest expense:
Bank loans	$6,251	2.59%	$988,600	$3,600	1.31%	$1,137,291
Commercial real estate loans	2,381	2.25%	$418,461	1,806	1.61%	$444,205
CMBS-private placement	212	1.65%	$53,324	271	2.12%	$47,296
Hedging instruments	1,730	5.48%	$123,677	1,748	5.18%	$133,167
Securitized borrowings	441	7.63%	$23,097	—	N/A	N/A
General	747	4.52%	$65,148	783	4.71%	$65,148
Total interest expense	$11,762			$8,208

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Interest	Weighted Average		Interest	Weighted Average
	Expense	Yield	Balance	Expense	Yield	Balance
Interest expense:
Bank loans	$17,368	2.15%	$1,106,895	$11,167	1.31%	$1,171,086
Commercial real estate loans	6,504	2.13%	$404,714	5,536	1.57%	$464,282
CMBS-private placement	643	1.75%	$48,922	770	2.08%	$48,788
Hedging instruments	5,118	5.38%	$124,282	5,582	5.16%	$142,292
Securitized borrowings	2,200	10.70%	$27,421	—	N/A	N/A
General	2,228	4.51%	$65,148	2,405	4.86%	$65,148
Total interest expense	$34,061			$25,460

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt and Loan Origination Costs	Net Amortization	Interest Expense	Other	Total
Three Months Ended September 30, 2013:
Bank loans	1.43%	$3,306	$499	$5,752	$—	$6,251
Commercial real estate loans	1.63%	$(951)	561	1,820	—	2,381
CMBS-private placement	1.39%	$47	35	177	—	212
Hedging	5.03%	$666	—	1,730	—	1,730
Securitized borrowings	14.91%	$—	—	441	—	441
General	4.23%	$592	48	699	—	747
Total interest expense			$1,143	$10,619	$—	$11,762

Three Months Ended September 30, 2012:
Bank loans	1.35%	$7,969	$577	$3,023	$—	$3,600
Commercial real estate loans	1.13%	$1,498	447	1,359	—	1,806
CMBS-private placement	1.54%	$91	68	203	—	271
Hedging	4.96%	$—	—	1,748	—	1,748
Securitized borrowings	—%	$—	—	—	—	—
General	4.37%	$781	46	737	—	783
Total interest expense			$1,138	$7,070	$—	$8,208

Type of Security	Coupon Interest	Unamortized Deferred Debt and Loan Origination Costs	Net Amortization	Interest Expense	Other	Total
Nine Months Ended September 30, 2013:
Bank loans	1.39%	$3,306	$1,788	$15,580	$—	$17,368
Commercial real estate loans	1.49%	$(951)	1,697	4,807	—	6,504
CMBS-private placement	1.43%	$47	116	527	—	643
Hedging	5.02%	$666	—	5,118	—	5,118
Securitized borrowings	14.80%	$—	—	2,200	—	2,200
General	4.42%	$592	143	2,085	—	2,228
Total interest expense			$3,744	$30,317	$—	$34,061

Nine Months Ended September 30, 2012:
Bank loans	1.37%	$7,969	$1,730	$9,437	$—	$11,167
Commercial real estate loans	1.06%	$1,498	1,658	3,878	—	5,536
CMBS-private placement	1.53%	$91	203	567	—	770
Hedging	4.96%	$—	—	5,582	—	5,582
Securitized borrowings	—%	$—	—	—	—	—
General	4.4%	$781	136	2,269	—	2,405
Total interest expense			$3,727	$21,733	$—	$25,460

(Back to Index)

(Back to Index)

Three and Nine Months Ended September 30, 2013 as compared to Three and Nine Months Ended September 30, 2012
Aggregate interest expense increased $3.6 million (43%) and $8.6 million (34%) to $11.8 million and $34.1 million for the three and nine months ended September 30, 2013, respectively, from $8.2 million and $25.5 million for the three and nine months ended September 30, 2012, respectively. We attribute these increases to the following:
Interest expense on bank loans was $6.3 million and $17.4 million for the three and nine months ended September 30, 2013, respectively, as compared to $3.6 million and $11.2 million for the three and nine months ended September 30, 2012, respectively, increases of $2.7 million (74%) and $6.2 million (56%). These increases resulted primarily from increases in the weighted average yield to 2.59% and 2.15% for the three and nine months ended September 30, 2013, respectively, as compared to 1.31% and 1.31% for the three and nine months ended September 30, 2012, respectively, primarily due to an increase in expense related to Apidos CLO VIII and Whitney CLO as a result of a change in accounting estimate. The increase in the yield is also the result of debt amortization as Apidos I and Apidos III reached the end of their reinvestment periods as well as Whitney CLO which liquidated and paid down its notes during the three months ended September 30, 2013, which accelerated the discount recognized on its notes when they were consolidated at fair value in October 2012. During the three and nine months ended September 30, 2013, the CDOs paid down $140.6 million and $351.4 million, respectively in principal amount of their CDO notes. During the three and nine months ended September 30, 2012, the CDOs paid down $23.4 million and $99.8 million, respectively in principal amount of their CDO notes.
Interest expense on commercial real estate loans was $2.4 million and $6.5 million for the three and nine months ended September 30, 2013, respectively, as compared to $1.8 million and $5.5 million for the three and nine months ended September 30, 2012, respectively increases of $575,000 (32%) and $968,000 (17%) for the three and nine months ended September 30, 2013, respectively as a result of increases in the weighted average yield for the three and nine months ended September 30, 2013 to 2.25% and 2.13%, respectively from 1.61% and 1.57% for the three and nine months ended September 30, 2012, respectively, and was due primarily to note paydowns which increased the weighted average cost of these borrowings as the lower yield debt was repaid.
The increase in interest rate on commercial real estate loans was partially offset during the three and nine months ended September 30, 2013 by decreases in the weighted average balance of debt of $25.7 million and $59.6 million to $418.5 million and $404.7 million for the three and nine months ended September 30, 2013, respectively, from $444.2 million and $464.3 million for the three and nine months ended September 30, 2012, respectively, primarily as a result of the debt amortization of RREF CDO 2006 and RREF CDO 2007-1 as they reached the end of their reinvestment periods in 2011 and 2012, respectively. During the period from January 1, 2012 through September 30, 2013, the CDOs have paid down a total of $170.7 million of A-1 notes.
Hedge expense decreased $18,000 (1%) and $464,000 (8%) to $1.7 million and $5.1 million for the three and nine months ended September 30, 2013, respectively, as compared to $1.7 million and $5.6 million for the three and nine months ended September 30, 2012, respectively. The decreases in the hedging expense was primarily due to the scheduled amortization on macro swaps and, to a lesser extent, changes in LIBOR.
Securitized borrowings expense was $441,000 and $2.2 million for the three and nine months ended September 30, 2013, respectively. This interest expense is related to our subordinated investments in Apidos CLO VIII and Whitney CLO I. The interest expense is imputed using an estimated internal rate of return based on expected cash flows over the life of each CLO.

(Back to Index)

(Back to Index)

Other Revenue
The following table sets forth information relating to other revenue we generated during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Other revenue:
Rental income	$4,649	$2,689	$15,875	$6,642
Dividend income	223	17	256	51
Equity in income (losses) of unconsolidated subsidiaries	(505)	(779)	(858)	(1,469)
Fee income	1,245	1,777	4,182	5,528
Net realized gain on investment securities available-for-sale and loans	570	346	3,355	2,148
Net realized and unrealized gain on investment securities, trading	(229)	9,782	(864)	13,350
Unrealized gain and net interest income on linked transactions, net	1,161	133	(4,343)	386
Total other revenue	$7,114	$13,965	$17,603	$26,636
Three and Nine Months Ended September 30, 2013 as compared to Three and Nine Months Ended September 30, 2012
Rental income increased $2.0 million (73%) and $9.2 million (139%) to $4.6 million and $15.9 million for the three and nine months ended September 30, 2013, respectively, from $2.7 million and $6.6 million for the three and nine months ended September 30, 2012, respectively. The increase is primarily related to income generated by a hotel property which we acquired by converting a loan to an equity position in September 2012.
Dividend income increased $206,000 (1,212%) and $205,000 (402%), to $223,000 and $256,000 for the three and nine months ended September 30, 2013, respectively, from $17,000 and $51,000 for the three and nine months ended September 30, 2012, respectively. The increases were due to the recognition of $206,000 of income from our lease related investment in the Series E preferred. There was no such income during the three and nine months ended September 30, 2012.
Equity in net losses of unconsolidated subsidiaries decreased $274,000 (35%) and $611,000 (42%) to losses of $505,000 and $858,000 for the three and nine months ended September 30, 2013, respectively, from losses of $779,000 and $1.5 million for the three and nine months ended September 30, 2012, respectively. These decreases are primarily related to the following:

•
our investment in LEAF Commercial Capital, Inc., or LCC, an equipment leasing firm to which we had contributed our former equipment leasing assets, (see "Financial Condition - Investment in Unconsolidated Entities") and recognized losses of $347,000 and $349,000 during the three and nine months ended September 30, 2013, respectively, as compared to losses of $1.0 million and $2.3 million, during the three and nine months ended September 30, 2012, respectively.

•
Income for our investment in CVC Global Credit Opportunity, a fund which seeks to generate returns targeting corporate credit through a master-feeder fund structure. We recognized income from this investment of $433,000 and $524,000 during the three and nine months ended September 30, 2013, respectively. There was no such income for the three and nine months ended September 30, 2012.

The decreases in losses were partially offset by losses at one of our real estate joint ventures, RRE VIP Borrower, LLC which were $521,000 and $735,000 for the three and nine months ended September 30, 2013, respectively, as compared to income of $247,000 and $832,000 for the three and nine months ended September 30, 2012, respectively, as a result of the sale of properties in the portfolio at losses.
We generated management fee income of $1.2 million and $4.2 million for the three and nine months ended September 30, 2013, respectively, as compared to $1.8 million and $5.5 million for the three and nine months ended September 30, 2012, respectively, increases of $532,000 (30%) and $1.3 million (24%). This income which is related to our February 2011 acquisition of a company that manages bank loan assets and entitles us to collect senior, subordinated, and incentive fees related to five collateralized loan obligation issuers, or CLOs. The decrease during the three and nine months ended September 30, 2013 is related to the consolidation of Whitney CLO I in October 2012 as a result of our acquisition of a controlling interest. The related fee income now eliminates in consolidation. In addition, a second CLO in that portfolio liquidated in January 2013 and, as a result, no longer provides fee income.

(Back to Index)

(Back to Index)

Net realized gain on investment securities available-for-sale and loans increased $224,000 (65%) and $1.2 million (56%) to $570,000 and $3.4 million for the three and nine months ended September 30, 2013, respectively, as compared to $346,000 and $2.1 million for the three and nine months ended September 30, 2012, respectively, primarily as a result of gains on the sale of Apidos loans and corporate bonds during the three and nine months ended September 30, 2013 as a result of improved pricing and increased sales volume, particularly in Apidos CLO VIII.
Net realized and unrealized gain on investment securities-trading decreased $10.0 million (102%) and $14.2 million (106%) to losses of $229,000 and $864,000 during the three and nine months ended September 30, 2013, respectively, as compared to gains of $9.8 million and $13.4 million during the three and nine months ended September 30, 2012, respectively, primarily as a result of our previous conversion of unrealized gains to realized gains, a result of a sale of 6 securities in June 2013 and 12 securities in September 2012, which has significantly reduced the balance of investments held in trading securities. The remaining portfolio has decreased substantially as we held 11 positions and 26 positions at September 30, 2013 and September 30, 2012, respectively, and as a result, there is less opportunity to realize gains. In addition, marks decreased at September 30, 2013 as a result of a downturn in the market for these types of securities.
Unrealized gain and net interest income on linked transactions, net, increased $1.0 million (773%) and decreased $4.7 million (1,225%) to gains of $1.2 million and losses $4.3 million for the three and nine months ended September 30, 2013, respectively, from gains of $133,000 and $386,000 for the three and nine months ended September 30, 2012, respectively. These amounts are related to our CMBS securities that are purchased with repurchase agreements with the same counterparty from whom the securities are purchased. These transactions are entered into contemporaneously or in contemplation of each other and are presumed not to meet sale accounting criteria. We account for these transactions on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value. The increase in expense for the three months ended and the decrease in expense for the nine months ended resulted from the change in market value of our Linked Transactions with longer duration to maturity at September 30, 2013 as compared to September 30, 2012. In addition, the securities underlying those linked transactions we held at September 30, 2012 had decreased in value during the nine months ended September 30, 2013 as a result of a downturn in the market for these types of longer duration to maturity securities, but had begun to turn around during the three months ended September 30, 2013.
Operating Expenses
The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating expenses:
Management fees − related party	$5,113	$5,521	$11,006	$13,512
Equity compensation − related party	2,120	1,404	7,866	3,412
Professional services	1,396	845	3,745	2,562
Insurance	214	161	588	478
Rental operating expense	3,523	1,827	11,084	4,456
General and administrative	1,288	844	4,428	3,377
Depreciation and amortization	904	1,249	3,041	3,974
Income tax expense	722	3,979	4,221	6,978
Net impairment losses recognized in earnings	255	9	811	180
(Benefit) provision for loan losses	741	1,370	541	7,801
Total operating expenses	$16,276	$17,209	$47,331	$46,730
Three and Nine Months Ended September 30, 2013 as compared to Three and Nine Months Ended September 30, 2012
Management fees - related party decreased $408,000 (7%) and $2.5 million (19%) to $5.1 million and $11.0 million for the three and nine months ended September 30, 2013, respectively, as compared to $5.5 million and $13.5 million for the three and nine months ended September 30, 2012, respectively. These expenses represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the Manager of our structured note portfolio. The changes are described below:

(Back to Index)

(Back to Index)

•
Incentive management fees to our Manager, which are based upon the excess of adjusted operating earnings, as defined in the management agreement, over a variable base rate, increased by $1.0 million (114%) and decreased by $1.4 million (42%) to $1.9 million and $1.9 million for the three and nine months ended September 30, 2013, respectively, as compared to $906,000 and $3.4 million for the three and nine months ended September 30, 2012, respectively. The increase in fee for the three months ended September 30, 2013 is primarily as a result of the gain on on the sale of real estate in September 2013. The decrease in the fee for the nine months ended September 30, 2013 is a result of the charge-off of assets in our CRE and bank loan portfolios. The incentive fee is calculated for each quarter and the calculation in any quarter is not affected by the results of any other quarter.

•
Base management fees increased by $886,000 (42%) and $2.7 million (45%) to $3.0 million and $8.6 million for the three and nine months ended September 30, 2013, respectively, as compared to $2.1 million and $5.9 million for the three and nine months ended September 30, 2012, respectively. These increases were due to increased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $92.1 million of proceeds from the sales of common stock through our Dividend Reinvestment and Stock Purchase Plan, or DRIP, from January 1, 2012 through September 30, 2013 as well as the receipt of $55.6 million from the proceeds from our September 2012 secondary common stock offering and the receipt of $114.6 million from the proceeds of our April 2013 secondary common stock offering. In addition, we had two issuances of preferred stock. First, in June 2012 we sold $6.0 million 8.5% Series A cumulative preferred shares, or Series A preferred shares.  Then in October 2012, we issued $24.2 million of 8.25% Series B preferred shares, or Series B preferred shares. We also entered into at-the-market sales agreements and sold $9.8 million of Series A and $29.9 million of Series B preferred shares through September 30, 2013, respectively.

•
Incentive management fees related to our structured finance manager decreased by $2.5 million (99%) and $4.2 million (98%) to $30,000 and $65,000 for the three and nine months ended September 30, 2013, respectively, as compared to $2.5 million and $4.2 million for the three and nine months ended September 30, 2012, respectively. The decrease in fees is primarily related to the sale of 12 securities in September 2012, resulting in fewer assets earning subordinated payments as well as the decrease in the remaining market value on these securities due to a downturn in the market for these types of assets at September 30, 2013.

Equity compensation - related party increased $716,000 (51%) and $4.5 million (131%) to $2.1 million and $7.9 million for the three and nine months ended September 30, 2013, respectively, as compared to $1.4 million and $3.4 million for the three and nine months ended September 30, 2012, respectively. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager. The increase in expense was primarily the result of the issuance of new grants during 2013 and 2012. The increase in expense from new grants was partially offset by the decrease in our stock price and its impact on our quarterly remeasurement of the value of unvested stock.
Professional services increased $551,000 (65%) and $1.2 million (46%) to $1.4 million and $3.7 million for the three and nine months ended September 30, 2013, respectively, as compared to $845,000 and $2.6 million for the three and nine months ended September 30, 2012, respectively. The increase for the three and nine months ended September 30, 2013 is related to increases of $108,000 and $719,000 for the three and nine months ended September 30, 2013, respectively, related to collateral management fees of Apidos CLO VIII paid to a third party. We began consolidating Apidos CLO VIII in October 2011.
Rental operating expense increased $1.7 million (93%) and $6.6 million (149%) to $3.5 million and $11.1 million for the three and nine months ended September 30, 2013, respectively, as compared to $1.8 million and $4.5 million for the three and nine months ended September 30, 2012, respectively. The increase is primarily related to operations of a hotel property we acquired by conversion of a loan to equity in September 2012.
General and administrative expense increased $444,000 (53%) and $1.1 million (31%) to $1.3 million and $4.4 million for the three and nine months ended September 30, 2013, respectively, as compared to $844,000 and $3.4 million for the three and nine months ended September 30, 2012, respectively. The changes are primarily the result of the following combination of factors:

•	increases of $65,000 and $330,000 for the three and nine months ended September 30, 2013, respectively, in payroll expense due to the hiring of additional accounting personnel;

•
increases of $73,000 and $208,000 for the three and nine months ended September 30, 2013, respectively, primarily related to the payment of fees to the investment committee of our board of directors for their services. We resumed paying these fees in April 2012. In addition, an additional board member was added as of March 2013.

(Back to Index)

(Back to Index)

Depreciation and amortization decreased $345,000 (28%) and $933,000 (23%) to $904,000 and $3.0 million for the three and nine months ended September 30, 2013, respectively, as compared to $1.2 million and $4.0 million for the three and nine months ended September 30, 2012, respectively. The principal reason for the decrease was the reclassification of one property which was reclassed to held-for-sale during the three months ended September 30, 2013. At the time of the reclassification, we ceased depreciation of the asset. In addition, amortization on our intangible assets decreased as a result of the call of one of our related CLOs in January 2013 for which the majority of expense was recognized in December 2012 and as a result of the consolidation of a CLO which caused the amortization of the related intangible asset to be accelerated into the fourth quarter of 2012. The decreases in expense for the three and nine months ended September 30, 2013 were partially offset by an increase in expense related to a hotel property that we acquired by conversion of a loan to equity in September 2012.
Income tax expense increased $3.3 million (82%) and $2.8 million (40%) to $722,000 and $4.2 million for the three and nine months ended September 30, 2013, respectively, as compared to $4.0 million and $7.0 million for the three and nine months ended September 30, 2012, respectively. The decrease in income tax expense is attributable to less pre-tax income at our TRSs during the three and nine months ended September 30, 2013.
Our provision for loan losses decreased $629,000 (46%) and $7.3 million (93%) to $741,000 and $541,000 for the three and nine months ended September 30, 2013, respectively, as compared to $1.4 million and $7.8 million for the three and nine months ended September 30, 2012, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
CRE loan portfolio	$69	$1,005	$2,017	$4,841
Bank loan portfolio	672	365	(1,476)	2,960
	$741	$1,370	$541	$7,801
CRE Loan Portfolio
The principal reason for the decrease during the three months and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 was due to pending sales transactions on two loans cross-collateralized by a portfolio of multi-family units in San Francisco written down to the anticipated sale value and an additional provision on another loan during the 2012 period. During the three and nine months ended September 30, 2013, the provision was for a previously impaired loan.
Bank Loan Portfolio
The bank loan provision increased $307,000 (84%) and decreased $4.4 million (150%) for the three and nine months ended September 30, 2013, respectively, to an expense of $672,000 and a benefit of $1.5 million, respectively, as compared to provisions of $365,000 and $3.0 million for the three and nine months ended September 30, 2012, respectively. The principal reason for the decrease for the nine months ended September 30, 2013 was due to improved credit conditions as well as the sales and payoffs of five loans in the general reserve and two impaired loans that were sold and written off during the nine months ended September 30, 2013.  All five loans had been reserved in prior periods. The increase for the three months ended September 30, 2013 was primarily the result of losses on assets that were sold during the liquidation of Apidos CLO VIII and Whitney CLO.
Other revenue (expense)
The following table sets forth information relating to our other revenue (expense) incurred for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Other revenue (expense)
Gains on the extinguishment of debt	$—	$—	$—	$5,464
Gain on sale of real estate	16,607	—	16,607	—
Total other revenue (expense)	$16,607	$—	$16,607	$5,464

(Back to Index)

(Back to Index)

The gain on the extinguishment of debt for the nine months ended September 30, 2012 is due to the repurchase of a portion of the debt issued by Resource Real Estate Funding CDO 2006-1, or RREF CDO 2006-1, a qualified REIT subsidiary established to complete a CDO issuance secured by CRE loans and CMBS, RREF CDO 2007-1 and Apidos CDO I. There were no such repurchases and related gains for the three and nine months ended September 30, 2013.
The gain on the sale of real estate is related to the sale of a multi-family apartment building. During the quarter ended June 30, 2013, we entered into a listing agreement for this property. The sale settled on September 30, 2013 for a gain of $16.6 million.
Financial Condition
Summary.
Our total assets at September 30, 2013 were $2.3 billion as compared to $2.5 billion at December 31, 2012.  The decrease in total assets was principally due to the expiration of the reinvestment period in five of our CDOs resulting in paydowns of the notes with proceeds from assets that have paid down, paid off or been sold as opposed to being reinvested into assets for the CDOs.
Investment Portfolio.
The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of September 30, 2013 and December 31, 2012, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
September 30, 2013
Floating rate
RMBS	$1,934	20.89%	$519	5.61%	$(1,415)	(15.28)%
CMBS-private placement	27,439	92.47%	15,593	52.55%	(11,846)	(39.92)%
Structured notes	8,554	22.83%	11,580	30.91%	3,026	8.08%
Whole loans (1)	668,115	99.55%	658,902	98.18%	(9,213)	(1.37)%
Bank loans (2)	576,677	99.03%	573,723	98.52%	(2,954)	(0.51)%
Loans held for sale (3)	332,351	97.98%	332,351	97.98%	—	—%
ABS Securities	26,317	90.95%	27,598	95.38%	1,281	4.43%
Corporate bonds	5,375	97.21%	5,313	96.09%	(62)	(1.12)%
Total floating rate	1,646,762	96.33%	1,625,579	95.09%	(21,183)	(1.24)%
Fixed rate
CMBS-private placement	166,829	78.63%	172,180	81.15%	5,351	2.52%
CMBS-linked transactions	35,454	107.05%	29,978	90.52%	(5,476)	(16.53)%
B notes (1)	16,238	99.45%	16,071	98.43%	(167)	(1.02)%
Mezzanine loans (1)	57,574	99.84%	57,043	98.92%	(531)	(0.92)%
Loans receivable-related party	8,067	100.00%	8,067	100.00%	—	—%
Total fixed rate	284,162	86.80%	283,339	86.55%	(823)	(0.25)%
Other (non-interest bearing)
Investment in real estate	55,144	100.00%	55,144	100.00%	—	—%
Investment in unconsolidated entities	72,955	100.00%	72,955	100.00%	—	—%
Total other	128,099	100.00%	128,099	100.00%	—	—%
Grand total	$2,059,023	95.11%	$2,037,017	94.09%	$(22,006)	(1.02)%

(Back to Index)

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
December 31, 2012
Floating rate
RMBS	$6,047	36.14%	$5,564	33.25%	$(483)	(2.89)%
CMBS-private placement	28,147	100.00%	12,814	44.52%	(15,333)	(54.48)%
Structured notes	9,413	26.67%	19,279	54.62%	9,866	27.95%
Other ABS	—	—%	23	0.27%	23	0.27%
Mezzanine loans (1)	15,845	99.95%	15,644	98.68%	(201)	(1.27)%
Whole loans (1)	533,938	99.64%	527,018	98.35%	(6,920)	(1.29)%
Bank loans (2)	1,178,420	97.09%	1,168,715	97.08%	(9,705)	(0.01)%
Loans held for sale (3)	48,894	92.42%	48,894	92.38%	—	(0.04)%
ABS Securities	25,885	89.20%	26,470	91.21%	585	2.02%
Corporate bonds	34,361	101.80%	34,282	101.57%	(79)	(0.23)%
Total floating rate	1,880,950	95.98%	1,858,703	94.85%	(22,247)	(1.13)%
Fixed rate
CMBS-private placement	154,681	68.14%	158,001	69.61%	3,320	1.47%
CMBS-linked transactions	6,677	111.39%	6,835	114.03%	158	2.64%
B notes (1)	16,327	99.30%	16,121	98.05%	(206)	(1.25)%
Mezzanine loans (1)	66,941	99.70%	66,282	98.73%	(659)	(0.97)%
Loans receivable-related party	8,324	100.00%	8,324	100.00%	—	—%
Total fixed rate	252,950	77.23%	255,563	78.00%	2,613	0.77%
Other (non-interest bearing)
Investment in real estate	75,386	100.00%	75,386	100.00%	—	—%
Investment in unconsolidated entities	45,413	100.00%	45,413	100.00%	—	—%
Total other	120,799	100.00%	120,799	100.00%	—	—%
Grand total	$2,254,699	93.70%	$2,235,065	92.87%	$(19,634)	(0.83)%

(1)
Net carrying amount includes an allowance for loan losses of $9.9 million at September 30, 2013, allocated as follows:  B notes $167,000, mezzanine loans $531,000 and whole loans $9.2 million. Net carrying amount includes an allowance for loan losses of $8.0 million at December 31, 2012, allocated as follows:  B notes $206,000, mezzanine loans $860,000 and whole loans $6.9 million.

(2)	Net carrying amount includes allowance for loan losses of $3.0 million and $9.7 million as of September 30, 2013 and December 31, 2012, respectively.

(3)	Loans held for sale are carried at the lower of cost or market.
Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS-private placement portfolio at a net discount.  At September 30, 2013 and December 31, 2012, the remaining discount to be accreted into income over the remaining lives of the securities was $8.0 million and $9.3 million, respectively. At September 30, 2013 and December 31, 2012, the remaining premium to be amortized into income over the remaining lives of the securities was $1.0 million and $2.0 million, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.

(Back to Index)

(Back to Index)

During the three and nine months ended September 30, 2013 we recognized $255,000 and $276,000 other-than-temporary impairment on positions that supported the CMBS-private placement portfolio. During the three and nine months ended September 30, 2012, we recognized $9,000 and $42,000 other-than-temporary impairment on positions that supported the CMBS-private placement portfolio.Our securities classified as available-for-sale have increased in fair value on a net basis as of September 30, 2013 as compared to September 30, 2012 primarily due to improving dealer pricing on the existing portfolio and new purchases in 2013. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.
The following table summarizes our CMBS-private placement (in thousands, except percentages):

	Fair Value at				Fair Value at
	December 31, 2012	Net Purchases	Upgrades/Downgrades	MTM Change Same Ratings	September 30, 2013
Moody's Ratings Category:
Aaa	$66,830	$26,137	$—	$(31,855)	$61,112
Aa1 through Aa3	4,926	—	7,593	400	12,919
A1 through A3	8,944	—	—	(7,396)	1,548
Baa1 through Baa3	44,624	4,080	—	(9,520)	39,184
Ba1 through Ba3	3,737	6,720	(10,077)	13,247	13,627
B1 through B3	7,315	4,149	(3,000)	4,581	13,045
Caa1 through Caa3	8,052	5,533	—	530	14,115
Ca through C	8,168	—	2,675	(2,465)	8,378
Non-Rated	18,219	6,157	—	(531)	23,845
Total	$170,815	$52,776	$(2,809)	$(33,009)	$187,773

S&P Ratings Category:
AAA	$52,640	$26,983	$—	$(23,042)	$56,581
A+ through A-	7,433	—	—	575	8,008
BBB+ through BBB-	13,248	—	—	952	14,200
BB+ through BB-	31,691	9,086	—	(5,914)	34,863
B+ through B-	15,963	16,402	(6,579)	6,727	32,513
CCC+ through CCC-	8,959	—	—	2,543	11,502
D	1,150	—	—	869	2,019
Non-Rated	39,731	305	—	(11,949)	28,087
Total	$170,815	$52,776	$(6,579)	$(29,239)	$187,773
Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2013:
Structured notes	$8,554	$4,026	$(1,000)	$11,580
RMBS	1,934	—	(1,415)	519
Total	$10,488	$4,026	$(2,415)	$12,099

December 31, 2012:
Structured notes	$9,413	$10,894	$(1,028)	$19,279
RMBS	6,047	858	(1,341)	5,564
Total	$15,460	$11,752	$(2,369)	$24,843

(Back to Index)

(Back to Index)

We purchased four and sold six securities during the nine months ended September 30, 2013, for a net gain of $6.9 million. We held 11 and 13 investment securities, trading as of September 30, 2013 and December 31, 2012, respectively.
Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
September 30, 2013
Whole loans, floating rate (1)	47	$668,115	LIBOR plus 2.50% to LIBOR plus 8.0%	December 2013 to August 2019
B notes, fixed rate	1	16,238	8.68%	April 2016
Mezzanine loans, fixed rate (6)	4	57,574	0.50% to 20.00%	December 2014 to September 2019
Total (2)	52	$741,927

December 31, 2012
Whole loans, floating rate (1) (4) (5)	37	$567,938	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,327	8.68%	April 2016
Mezzanine loans, floating rate	2	15,845	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (6)	3	66,941	0.50% to 20.00%	September 2014 to September 2019
Total (2)	43	$667,051

(1)
Whole loans had $6.6 million and $8.9 million in unfunded loan commitments as of September 30, 2013 and December 31, 2012, respectively.  These commitments are funded as the borrowers request additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan losses of $9.9 million and $8.0 million recorded as of September 30, 2013 and December 31, 2012, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	Floating rate whole loans include a $2.0 million portion of a whole loan that has a fixed rate of 15.0% as of December 31, 2012.

(5)	Amount includes $34.0 million principal amount of two whole loans that were classified as loans held for sale at December 31, 2012.

(6)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

Bank Loans.  At September 30, 2013, our consolidated securitizations, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CDO VIII and Whitney CLO I, held a total of $904.7 million of bank loans at fair value.  The bank loans held by these entities secure the CDO notes they issued and are not available to satisfy the claims of our creditors.  The aggregate fair value of bank loans held decreased by $297.5 million over their holdings at December 31, 2012. This decrease was due to paydowns and sales of bank loans during the quarter ended September 30, 2013, primarily in our three CLOs where the reinvestment period has ended and principal collections must be used to pay down outstanding notes. In September 2013, we liquidated Whitney CLO I, and as a result substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $103.7 million. In October 2013, Apidos CLO VIII was called and liquidated. Proceeds from the liquidation were used to pay the notes down in full.
We have determined that Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CDO VIII and Whitney CLO I are variable interest entities, or VIEs, and that we are the primary beneficiary of each.  As of September 30, 2013, we consolidated Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII and Whitney CLO I.  We own 100% of the equity of Apidos CDO I, Apidos CDO III and Apidos CDO Cinco.  We own approximately 43% of the equity of Apidos CLO VIII and 68.3% of the remaining equity of Whitney CLO I.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments (in thousands):

	September 30, 2013		December 31, 2012
	Amortized cost	Fair Value (1)	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$17,242	$17,305	$41,831	$42,337
Ba1 through Ba3	434,003	432,841	645,502	655,039
B1 through B3	396,967	397,333	443,775	449,232
Caa1 through Caa3	48,483	47,845	27,523	23,869
Ca	1,342	978	6,819	3,582
No rating provided	10,991	8,378	27,864	28,154
Total	$909,028	$904,680	$1,193,314	$1,202,213

S&P ratings category:
BBB+ through BBB-	$70,394	$71,041	$128,072	$129,648
BB+ through BB-	367,294	362,082	483,091	490,823
B+ through B-	427,249	431,573	529,331	535,632
CCC+ through CCC-	29,707	28,807	28,567	25,522
CC+ through CC-	—	—	2,831	1,451
C+ through C-	—	—	—	—
D	5,053	3,552	2,021	1,237
No rating provided	9,331	7,625	19,401	17,900
Total	$909,028	$904,680	$1,193,314	$1,202,213
Weighted average rating factor	2,083		1,974

(1)     The bank loan portfolio's fair value is determined using dealer quotes.

The following table provides information as to the lien position and status of our bank loans, which we consolidate (in thousands):

	Amortized Cost
	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	Resource TRS LLC	Total
September 30, 2013
Loans held for investment:
First lien loans	$96,789	$144,919	$298,881	$7,874	$86	$4,757	$553,306
Second lien loans	3,380	3,051	8,186	—	549	3,400	18,566
Defaulted first lien loans	1,204	1,675	1,258	—	—		4,137
Defaulted second lien loans	334	334	—	—	—		668
Total	101,707	149,979	308,325	7,874	635	8,157	576,677
First lien loans held for sale at fair value	—	183	3,688	325,675	2,805	—	332,351
Total	$101,707	$150,162	$312,013	$333,549	$3,440	$8,157	$909,028

December 31, 2012
Loans held for investment:
First lien loans	$174,208	$206,960	$298,885	$321,022	$147,791	$—	$1,148,866
Second lien loans	3,559	3,237	8,306	9,035	729	—	24,866
Subordinated second lien loans	2,207	1,200	615	—	—	—	4,022
Defaulted first lien loans	333	333	—	—	—	—	666
Total	180,307	211,730	307,806	330,057	148,520	—	1,178,420
First lien loans held for sale at fair value	2,671	2,770	3,657	5,796	—	—	14,894
Total	$182,978	$214,500	$311,463	$335,853	$148,520	$—	$1,193,314

(Back to Index)

(Back to Index)

Asset-backed securities.  In November 2011, the investment securities held-to-maturity portfolio was reclassified to investment securities available-for-sale since management no longer intended to hold these positions until maturity.  These investments are now held at fair value with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet.  At September 30, 2013, we held a total of $27.6 million of ABS at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  At December 31, 2012, we held a total of $26.5 million fair value of ABS through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  The decrease in total ABS was due to paydowns during the year ended September 30, 2013 as well as a decrease in market prices
The following table summarizes our ABS at fair value (in thousands):

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$5,363	$5,828	$5,856	$6,416
Aa1 through Aa3	1,104	1,219	1,086	1,192
A1 through A3	4,555	5,116	6,590	7,116
Baa1 through Baa3	2,905	3,273	2,790	3,108
Ba1 through Ba3	5,171	4,963	5,115	4,614
B1 through B3	3,621	3,491	3,618	3,140
Caa1 through Caa3	—	—	—	—
No rating provided	3,598	3,708	830	884
Total	$26,317	$27,598	$25,885	$26,470

S&P ratings category:
AAA	$—	$—	$—	$—
AA+ through AA-	6,467	7,048	6,943	7,608
A+ through A-	6,711	7,567	6,539	7,319
BBB+ through BBB-	749	823	300	327
BB+ through BB-	5,010	4,936	7,518	7,054
B+ through B-	1,569	1,559	1,545	1,510
CCC+ through CCC-	—	—	—	—
No rating provided	5,811	5,665	3,040	2,652
Total	$26,317	$27,598	$25,885	$26,470
Weighted average rating factor	635		642

(Back to Index)

(Back to Index)

Corporate bonds. At September 30, 2013, our consolidated securitizations, Apidos Cinco CDO, Apidos CDO VIII and Whitney CLO I, held a total of $5.3 million of corporate bonds at fair value, which secure the debt issued by these entities.  These investments are held at fair value with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet. The aggregate fair value of corporate bonds held decreased by $29.0 million over their holdings at December 31, 2012. This decrease was primarily due to the sale of corporate bonds during the quarter ended September 30, 2013, primarily at Whitney CLO I which was substantially liquidated during the quarter as well as a decrease in market prices.

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$—	$—	$4,345	$4,359
Aa1 through Aa3	—	—	2,068	2,063
A1 through A3	—	—	5,606	5,582
Baa1 through Baa3	—	—	721	707
Ba1 through Ba3	250	252	4,491	4,445
B1 through B3	—	—	9,271	9,296
Caa1 through Caa3	3,261	3,285	80	81
Ca	—	—	—	—
No rating provided	1,864	1,776	7,779	7,749
Total	$5,375	$5,313	$34,361	$34,282

S&P ratings category:
AAA	$—	$—	$4,345	$4,359
AA+ through AA-	—	—	2,068	2,063
A+ through A-	—	—	3,144	3,110
BBB+ through BBB-	—	—	1,239	1,227
BB+ through BB-	250	252	1,414	1,407
B+ through B-	869	866	14,844	14,823
CCC+ through CCC-	4,256	4,195	80	81
No rating provided	—	—	7,227	7,212
Total	$5,375	$5,313	$34,361	$34,282

Weighted average rating factor	$4,350		$1,080
Investment in Unconsolidated Entities.  In May 2013, we entered into a limited partnership agreement with CVC Global Credit Opportunities Fund, L.P. ("the Partnership"), a Delaware limited partnership which generally invests in assets through a master-feeder fund structure ("the Master Fund"). We invested $15.0 million as of September 30, 2013. The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the Partnership and the Master Fund is CVC Credit Partners, LLC. CVC Capital Partners SICAV-FIS, S.A., a Luxembourg company, together with its affiliates, and Resource America, own a majority and a significant minority, respectively, of the investment manager. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. Our management fee was waived upon entering the agreement given that we are a related party of CVC Credit Partners, LLC. The investment balance of $15.5 million at September 30, 2013 is recorded as an investment in unconsolidated entities on our consolidated balance sheet using the equity method.
In January 2013, Long Term Care Conversion, Inc., or LTCC, a wholly-owned subsidiary of RCC invested $2.0 million into Life Care Funding, LLC. or LCF, for the purpose of originating and acquiring life settlement contracts. Although the investment committee and board of LCF are controlled by the joint venture partner, the joint venture partner must obtain LTCC's unanimous approval to make any investments and the joint venture partner must obtain LTCC approval for all material business operations. As a result, we determined that there was joint control and therefore, neither we nor our joint venture partner will consolidate LCF. Using the equity method, we recognized losses of $107,000 and $349,000 during the three and nine months ended September 30, 2013, as equity in net losses of unconsolidated subsidiaries. Our investment of LCF was $1.7 million at September 30, 2013 is recorded as an investment in unconsolidated entities on our consolidated balance sheet using the equity method.
.

(Back to Index)

(Back to Index)

On June 19, 2012, we entered into a joint venture with Värde Investment Partners, LP, acting as lender, to purchase two condominium developments.  We purchased a 7.5% equity interest in the venture. RREM, was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable (see Note 3).  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1.0% of outstanding contributions. We incurred fees payable to RREM of $7,000 and $33,000, respectively, during the three and nine months ended September 30, 2013. There were no such fees for the three and nine months ended months ended September 30, 2012. For the three and nine months ended September 30, 2013, we recorded earnings of $6,000 and $49,000, which were recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statement of income.  We recorded a loss of $100,000 for both the three and nine months ended September 30, 2012. The investment balance of $575,000 and $526,000 at September 30, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on our consolidated balance sheet using the equity method. We will continuously reassess whether we should be deemed to be the primary beneficiary of the trusts.
On November 16, 2011, together with LEAF Financial and LCC, we entered into a SPA with Eos Partners, L.P.  In exchange for our prior interest in LCC, we received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC.  Our investment in LCC was valued at $36.3 million based on a third-party valuation.  Several approaches were used in valuing our interest, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of our investment in LCC.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. We recorded a loss of $2.2 million in conjunction with the transaction.  On January 18, 2013, we entered into another stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock for $3.7 million. During the second quarter of 2013, we entered into another stock purchase agreement with LCC to purchase 3,323 shares of newly issued Series E Preferred Stock for $3.3 million. The Series E Preferred Stock has priority over all other classes of preferred stock. We accrued $207,000 on the Series E Preferred Stock shares to date. Our fully-diluted basis assuming conversion is 27.5%. Our interest in the investment is accounted for under the equity method.  For the three and nine months ended September 30, 2013, we recorded losses of $346,000 and $378,000, respectively, which were recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statements of income. For the three and nine months ended September 30, 2012, we recorded a loss of $1.0 million and $2.3 million, respectively, which was recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statements of income. Our investment in LCC was held at $40.8 million and $33.1 million as of September 30, 2013 and December 31, 2012, respectively.
In accordance with the stock purchase agreement, we and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, or LRF 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes and which we contributed to LCC in connection with the above transaction.  To the extent that the value of the equity on the balance sheet of LRF 3 is less than approximately $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LCC by us), as of the final testing date within 90 days of December 31, 2013, we and Resource America have agreed to be jointly and severally obligated to contribute cash to LCC to make up the deficit. The LRF 3 equity as of September 30, 2013 was in excess of this commitment and, therefore, we were not required to record a liability with respect to this obligation.
On December 1, 2009, we purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds our interests in a real estate joint venture) from Resource America at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value (see Note 3).  We acquired the membership interests for $2.1 million. The agreement requires us to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  Resource Real Estate Management, LLC, or RREM, an affiliate of Resource America, acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the three and nine months ended September 30, 2013, we paid RREM management fees of $6,500 and $23,000, respectively. For the three and nine months ended September 30, 2012, we paid RREM management fees of $11,000 and $35,000, respectively. For the three and nine months ended September 30, 2013, we recorded losses of $521,000 and $735,000, respectively, which were recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statement of income.  For the three and nine months ended September 30, 2012, we recorded losses of $346,000 and earnings of $931,000, respectively, which were recorded in equity in net losses of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $(330,000) and $2.3 million at September 30, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on our consolidated balance sheet using the equity method.

(Back to Index)

(Back to Index)

We have a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, Resource Capital Trust I, or RCT I, and RCC Trust II, or RCT II.  We completed a qualitative analysis to determine whether or not we are the primary beneficiary of each of the trusts.  We do not have the power to direct the activities of either trust, nor do we have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these trusts.  Therefore, we are not deemed to be the primary beneficiary of either trust and accordingly, they are not consolidated into our consolidated financial statements.  We record our investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and record dividend income upon declaration by RCT I and RCT II.  For the three and nine months ended September 30, 2013, we recognized $604,000 and $1.8 million, respectively, of interest expense with respect to the subordinated debentures issued to RCT I and RCT II which included $48,000 and $143,000, respectively, of amortization of deferred debt issuance costs.  For the three and nine months ended September 30, 2012, we recognized $626,000 and $1.9 million, respectively, of interest expense with respect to the subordinated debentures issued to RCT I and RCT II which included $46,000 and $136,000, respectively, of amortization of deferred debt issuance costs.  We will continuously reassess whether we should be deemed to be the primary beneficiary of the trusts.
Financing Receivables
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Loans Receivable-Related Party	Total
September 30, 2013:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$17,691
Provision (benefit) for loan loss	2,017	(1,476)	—	541
Loans charged-off	(92)	(5,275)	—	(5,367)
Allowance for losses at September 30, 2013	$9,911	$2,954	$—	$12,865
Ending balance:
Individually evaluated for impairment	$4,067	$1,882	$—	$5,949
Collectively evaluated for impairment	$5,844	$1,072	$—	$6,916
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$191,100	$3,553	$8,067	$202,720
Collectively evaluated for impairment	$550,827	$905,475	$—	$1,456,302
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

December 31, 2012
Allowance for losses at January 1, 2012	$24,221	$3,297	$—	$27,518
Provision for loan loss	5,225	11,593	—	16,818
Loans charged-off	(21,460)	(5,185)	—	(26,645)
Allowance for losses at December 31, 2012	$7,986	$9,705	$—	$17,691
Ending balance:
Individually evaluated for impairment	$2,142	$3,236	$—	$5,378
Collectively evaluated for impairment	$5,844	$6,469	$—	$12,313
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$177,055	$4,689	$8,324	$190,068
Collectively evaluated for impairment	$489,996	$1,187,874	$—	$1,677,870
Loans acquired with deteriorated credit quality	$—	$751	$—	$751

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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2013
Bank loans	$514,277	$39,123	$16,206	$3,518	$3,553	$332,351	$909,028

As of December 31, 2012
Bank loans	$1,095,148	$33,677	$27,837	$16,318	$5,440	$14,894	$1,193,314
All of the our bank loans are performing with the exception of three loans with an amortized cost of $3.6 million as of September 30, 2013, none of which defaulted during the three months ended September 30, 2013. As of December 31, 2012, all of our bank loans were performing with the exception of five loans with an amortized cost of $5.4 million, one of which defaulted as of December 31, 2012, three of which defaulted as of March 31, 2012 (including a loan acquired with deteriorated credit quality as a result of the acquisition of Whitney CLO I), and one of which defaulted on December 31, 2011.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of September 30, 2013
Whole loans	$591,105	$44,943	$32,067	$—	$—	$668,115
B notes	16,238	—	—	—	—	16,238
Mezzanine loans	57,574	—	—	—	—	57,574
	$664,917	$44,943	$32,067	$—	$—	$741,927

As of December 31, 2012
Whole loans	$427,456	$—	$106,482	$—	$34,000	$567,938
B notes	16,327	—	—	—	—	16,327
Mezzanine loans	38,296	—	44,490	—	—	82,786
	$482,079	$—	$150,972	$—	$34,000	$667,051
All of our commercial real estate loans were performing as of September 30, 2013 and December 31, 2012.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis for the years indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
September 30, 2013:
Whole loans	$—	$—	$—	$—	$668,115	$668,115	$—
B notes	—	—	—	—	16,238	16,238	—
Mezzanine loans	—	—	—	—	57,574	57,574	—
Bank loans	—	—	3,553	3,553	905,475	909,028	—
Loans receivable- related party	—	—	—	—	8,067	8,067	—
Total loans	$—	$—	$3,553	$3,553	$1,655,469	$1,659,022	$—

December 31, 2012:
Whole loans	$—	$—	$—	$—	$567,938	$567,938	$—
B notes	—	—	—	—	16,327	16,327	—
Mezzanine loans	—	—	—	—	82,786	82,786	—
Bank loans	1,549	—	3,891	5,440	1,187,874	1,193,314	—
Loans receivable- related party	—	—	—	—	8,324	8,324	—
Total loans	$1,549	$—	$3,891	$5,440	$1,863,249	$1,868,689	$—

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans in the categories indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2013:
Loans without a specific valuation allowance:
Whole loans	$127,961	$127,961	$—	$121,371	$6,951
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,300
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$5,924	$5,924	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,067	$25,067	$(4,067)	$24,562	$1,824
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,553	$3,553	$(1,882)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$153,028	$153,028	$(4,067)	$145,933	$8,775
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,300
Bank loans	3,553	3,553	(1,882)	—	—
Loans receivable - related party	5,924	5,924	—	—	—
	$200,577	$200,577	$(5,949)	$184,005	$10,075

December 31, 2012:
Loans without a specific valuation allowance:
Whole loans	$115,841	$115,841	$—	$114,682	$3,436
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$367
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$6,754	$6,754	$—	$—	$851
Loans with a specific valuation allowance:
Whole loans	$23,142	$23,142	$(2,142)	$22,576	$801
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$5,440	$5,440	$(3,236)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$138,983	$138,983	$(2,142)	$137,258	$4,237
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	6,754	6,754	—	—	851
	$189,249	$189,249	$(5,378)	$175,330	$5,455
(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended September 30, 2013:
Whole loans	2	$48,374	$52,716
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	2	$48,374	$52,716

Three Months Ended September 30, 2012:
Whole loans	2	$42,550	$42,550
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$80,622	$80,622

Nine Months Ended September 30, 2013:
Whole loans	4	$104,702	$109,044
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable - related party	1	6,592	6,592
Total loans	5	$111,294	$115,636

Nine Months Ended September 30, 2012:
Whole loans	5	$168,708	$151,422
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable	—	—	—
Loans receivable - related party	1	7,797	7,797
Total loans	7	$214,577	$197,291
As of September 30, 2013 and December 31, 2012, there were no troubled-debt restructurings that subsequently defaulted.
Investments in Real Estate
The table below summarizes our investments in real estate (in thousands):

	As of September 30, 2013		As of December 31, 2012
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$22,102	1	$42,179	2
Office property	10,244	1	10,149	1
Hotel property	25,718	1	25,608	1
Subtotal	58,064		77,936
Less: Accumulated depreciation	(2,920)		(2,550)
Investments in real estate	$55,144		$75,386

(Back to Index)

(Back to Index)

During the three and nine months ended September 30, 2013, we made no acquisitions. On September 30, 2013, we sold one of our multi-family properties. The gain from the sale of this property is recorded on the income statement in gain on sale of real estate. During the year ended December 31, 2012 , we foreclosed on one self-originated loan and converted the loan to equity with a fair value of $25.5 million at acquisition. The loan was collateralized by a 179 unit hotel property in Coconut Grove, Florida. The property had an occupancy rate of 75% at acquisition.
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
Restricted cash.  At September 30, 2013, we had restricted cash of $59.2 million, which consisted of $57.0 million of restricted cash in our seven CDOs, $769,000 thousand held in a margin account related to our swap portfolio and $1.5 million held in restricted accounts at our real estate assets.  At December 31, 2012, we had restricted cash of $94.1 million, which consisted of $90.0 million of restricted cash in our seven CDOs, $500,000 held in a margin account related to our swap portfolio and $3.6 million held in restricted accounts at our real estate assets.  The decrease of $34.9 million is primarily related to proceeds received from loan paydowns and sales in our CDOs. Any subsequent loan paydown proceeds in these CDOs are now used to repay the notes outstanding as stipulated in their indentures.
Interest Receivable.  At September 30, 2013, we had interest receivable of $8.1 million, which consisted of $8.1 million of interest on our securities and loans, and $6,000 of interest earned on escrow and sweep accounts.  At December 31, 2012, we had interest receivable of $7.8 million, which consisted of $7.8 million of interest on our securities and loans, and $6,000 of interest earned on escrow and sweep accounts.  The increase resulted from an increase in interest receivable on CRE loans of $1.4 million, partially offset by a decrease of $500,000 in interest receivable on structured notes and a decrease of $600,000 in interest receivable on bank loans, due to the increase in CRE loan holdings and decreases in our structured notes and bank loan holdings.
Prepaid Expenses.  The following table summarizes our other assets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Prepaid taxes	$3,906	$9,546
Prepaid insurance	666	425
Other prepaid expenses	389	425
Total	$4,961	$10,396
Prepaid expenses decreased $5.4 million to $5.0 million as of September 30, 2013 from $10.4 million as of December 31, 2012. The decrease resulted primarily from a decrease of $5.6 million in prepaid taxes offset partially by an increase of $241,000 in prepaid insurance, due to the timing of when taxes and insurance are paid.
Other Assets.  The following table summarizes our other assets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Management fees receivable	$1,102	$1,253
Other receivables	2,055	1,542
Preferred stock proceeds receivable	207	1,248
Fixed assets	983	66
Total	$4,347	$4,109

(Back to Index)

(Back to Index)

Other assets increased $238,000 to $4.3 million as of September 30, 2013 from $4.1 million as of December 31, 2012.  This increase resulted primarily from a $917,000 increase of fixed assets from our properties and $513,000 of other receivables, offset by the decrease of $1.0 million of Series B Preferred proceeds receivable from our at the market program and $151,000 of our management fees receivable.
Hedging Instruments.  Our hedges at September 30, 2013 and December 31, 2012 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With interest rates at historically low levels and the forward curve projecting steadily increasing rates as well as the scheduled maturity of two hedges during 2012, we expect that the fair value of our hedges will modestly improve in 2013.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at September 30, 2013 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	$30,358	4.13%	01/10/08	05/25/16	$(1,379)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(199)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(312)
Interest rate swap	1 month LIBOR	79,660	5.58%	06/26/07	04/25/17	(8,958)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(226)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(504)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(500)
Total CRE Swaps		123,178				(12,078)

CMBS Swaps
Interest rate swap	1 month LIBOR	83	0.64%	02/23/11	11/01/13	—
Interest rate swap	1 month LIBOR	27	0.51%	03/18/11	11/01/13	—
Interest rate swap	1 month LIBOR	99	0.55%	03/28/11	11/01/13	—
Interest rate swap	1 month LIBOR	147	0.55%	04/15/11	11/18/13	—
Interest rate swap	1 month LIBOR	2,107	1.11%	04/26/11	01/15/14	(5)
Interest rate swap	1 month LIBOR	371	0.84%	03/31/11	01/18/14	(1)
Interest rate swap	1 month LIBOR	2,653	1.93%	02/14/11	05/01/15	(59)
Interest rate swap	1 month LIBOR	394	1.30%	07/19/11	03/18/16	(7)
Interest rate swap	1 month LIBOR	1,726	1.95%	04/11/11	03/18/16	(58)
Total CMBS Swaps		7,607				(130)

Total Interest Rate Swaps		$130,785	5.01%			$(12,208)
CMBS – Term Repurchase Facility
In February 2011, our wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo Bank, National Association to be used as a warehouse facility to finance the purchase of highly-rated CMBS.  The maximum amount of the facility is $100.0 million with a 0.25% structuring fee and an initial two year term with a one year option to extend. On February 1, 2013, we exercised the option to extend the 2011 Facility to January 31, 2014 and negotiated another one year option to extend, to January 31, 2015.  We may enter into interest rate swaps and cap agreements for securities whose average lives exceed two years to mitigate interest rate risk under the 2011 Facility. We guaranteed RCC Real Estate’s and RCC Commercial’s performance of their obligations under the repurchase agreement.  At September 30, 2013, RCC Real Estate had borrowed $51.0 million (net of $47,000 of deferred debt issuance costs), all of which we had guaranteed.  At September 30, 2013, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $60.1 million and a weighted average interest rate of one-month LIBOR plus 1.22%, or 1.30%.  At December 31, 2012, RCC Real Estate had borrowed $42.5 million (net of $23,000 of deferred debt issuance costs), all of which we had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $51.4 million and a weighted average interest rate of one-month LIBOR plus 1.30%, or 1.53%. At September 30, 2013 we also had repurchase agreements of $9.3 million, with a weighted average interest rate of one-month LIBOR plus 1.42% or 1.60% that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table (see Note 20). At December 31, 2012, we also had repurchase agreements of $12.2 million, with a weighted average interest rate of one-month LIBOR plus 1.22% or 1.40%, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table (see Note 20). The borrowings, accounted for as Linked Transactions, under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $11.3 million and $14.6 million as of September 30, 2013 and December 31, 2012, respectively.

(Back to Index)

(Back to Index)

CRE – Term Repurchase Facility
On February 27, 2012, we entered into a master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the origination of commercial real estate loans.  The facility had a maximum amount of $150.0 million and an initial 18 month term with two one year options to extend.  We paid an origination fee of 37.5 basis points (0.375%).  We guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  On April 2, 2013, RCC Real Estate entered into an amendment of its exiting commercial real estate credit facility with Wells Fargo. The amendment increases the size of the facility to $250.0 million and extends the current term of the facility to February of 2015 and provides two additional one year extension options at RSO's discretion. RCC Real Estate paid an additional structuring fee of $101,000 and an extension fee of $938,000 in connection with the amendment and will amortize the additional fees over the term of the extension. At September 30, 2013, RCC Real Estate had borrowed $152.5 million (net of $1.3 million of deferred debt issuance costs), all of which we guaranteed.  At September 30, 2013, borrowings under the repurchase agreement were secured by 20 commercial real estate loans with an estimated fair value of $220.2 million and a weighted average interest rate of one-month LIBOR plus 2.43%, or 2.61%.  At December 31, 2012, RCC Real Estate had borrowed $58.8 million (net of $348,000 of deferred debt issuance costs), all of which we guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by eight commercial real estate loans with an estimated fair value of $85.4 million and a weighted average interest rate of one-month LIBOR plus 2.67%, or 2.88%.
CRE - Repurchase Facility
On July 19, 2013, RCC Real Estate's wholly owned subsidiary, RCC Real Estate SPE 5 LLC, entered into a master repurchase and securities agreement with Deutsche Bank AG, Cayman Islands Branch to finance the origination of commercial real estate loans.  The facility had a maximum amount of $200 million and an initial 12 month term with two one-year extensions at our option and subject further to the right of us to repurchase the assets held in the facility earlier. We paid a structuring fee of 0.25% of the maximum facility amount, as well as other reasonable closing costs. We guaranteed the performance of our obligations under the facility. There were no outstanding borrowings under this facility as of September 30, 2013 or December 31, 2012.
The facility contains provisions that provides Deutsche Bank with certain rights if certain credit events have occurred with respect to one or more assets financed on the facility to either repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the facility, or may only be required to the extent of the availability of such payments.
The facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of RCC Real Estate's subsidiary, RCC Real Estate SPE 5; breaches of covenants and/or certain representations and warranties; performance defaults by us; a judgment in an amount greater than $100,000 against us or $5.0 million in the aggregate against us; or a default involving our failure to pay or acceleration of a monetary obligation in excess of $100,000 or $5.0 million. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the facility and the liquidation by Deutsche Bank of assets then subject to the facility. We were in compliance with all debt covenants as of September 30, 2013.
Short-Term Repurchase Agreements
On March 8, 2005, we entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of CMBS and commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  We guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.   At September 30, 2013, RCC Real Estate had borrowed $15.1 million, all of which we guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table (see Note 20).  At September 30, 2013, borrowings under the repurchase agreement were secured by five CMBS bonds with an estimated fair value of $24.3 million and a weighted average interest rate of one-month LIBOR plus 1.27%, or 1.45%.  At December 31, 2012, RCC Real Estate had borrowed $3.1 million, all of which we guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table (see Note 20).  At December 31, 2012, borrowings under the repurchase agreement were secured by 1 CMBS bond with an estimated fair value of $5.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.

(Back to Index)

(Back to Index)

On February 14, 2012, we entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date with monthly resets of interest rates.  We guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At September 30, 2013, RCC Real Estate had borrowed $1.7 million, all of which we guaranteed.  At September 30, 2013, borrowings under the repurchase agreement were secured by one CMBS bond with an estimated fair value of $2.8 million and a weighted average interest rate of one-month LIBOR plus 1.01%, or 1.19%. At December 31, 2012, RCC Real Estate had borrowed $1.9 million, all of which we guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by one CMBS bond with an estimated fair value of $3.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.  At September 30, 2013, borrowings under the repurchase agreement accounted for as Linked Transactions were secured by seven CMBS bonds with an estimated fair value of $31.1 million. At December 31, 2012, we also had repurchase agreements of $3.5 million, with a weighted average interest rate of one-month LIBOR plus 1.25% or 1.46% , respectively, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table (see Note 20). At December 31, 2012, borrowings under the repurchase agreement accounted for as Linked Transactions were secured by a CMBS bond with an estimated fair value of $5.7 million.
On November 6, 2012, we entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity with monthly resets of interest rates.  At September 30, 2013, RCC Real Estate had borrowed $17.8 million, all of which we guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table (see Note 20).  At September 30, 2013, borrowings under the repurchase agreement were secured by four CMBS bonds with an estimated fair value of $26.8 million and a weighted average interest rate of one-month LIBOR plus 0.79%, or 0.98%.  At December 31, 2012, RCC Real Estate had borrowed $4.7 million, all of which we guaranteed, that were linked to CMBS purchases and accounted for as linked transactions, and as such, the linked repurchase agreements are not included in the borrowings table (see Note 20).  At December 31, 2012, borrowings under the repurchase agreement were secured by 1 CMBS bond with an estimated fair value of $7.2 million and a weighted average interest rate of one-month LIBOR plus 0.80%, or 1.01%.
Collateralized Debt Obligations
As of September 30, 2013, we had executed six and retained equity in seven CDO transactions as follows:

•
In February 2011, we acquired the rights to manage the assets held by Whitney CLO I. In October 2012, we purchased 66.6% of the oustanding preferred equity. Based upon that purchase, we determined that we had a controlling interest and consolidated Whitney CLO I. In May 2013, we purchased additional equity resulting in an increased ownership of 68.3% of the outstanding preferred equity. The balance of senior notes outstanding as of October 2012, the date of acquisition, was $209.5 million at a discount of 1.47% . All of the notes issued mature on March 1, 2017. We have the right to call the notes anytime after March 1, 2009 until maturity in March 2017. The weighted average interest rate on all notes was 0.00% at September 30, 2013. The reinvestment period for Whitney CLO I ended in March 2011 which resulted in the sequential pay down of notes as underlying collateral matures and pays down. Since we consolidated Whitney CLO I, $48.9 million of Class A-1L, $26.5 million of Class A-1LA notes ,and $36.5 million Class A-1LB notes, $19.8 million of Class A-2F notes, $15.0 million of Class A-2L notes, $25.0 million of A-3L notes, $23.5 million of Class B-1LA notes and $14.4 million of B-1LB notes have been paid down. In September 2013, we liquidated Whitney CLO I, and as a result substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $103.7 million.

•
In October 2011, we closed Apidos CLO VIII, a $350.0 million CLO transaction that provided financing for bank loans.  The investments held by Apidos CLO VIII collateralized $317.6 million of senior notes issued by it.  Resource TRS III originally purchased a $15.0 million equity interest representing approximately 43% of the outstanding preference shares and subsequently sold $3.5 million to our subsidiary RSO Equity Co., LLC in connection with the sale of Apidos Capital Management by the Manager. At September 30, 2013, the notes issued to outside investors had a weighted average borrowing rate of 2.09%. In October 2013, Apidos CLO VIII was called and liquidated. Proceeds from the liquidation were used to pay the notes down in full.

(Back to Index)

(Back to Index)

•
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008, an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, $250,000 of the Class J senior notes in January 2010, $5.0 million of the Class A-2 senior notes in August 2011 and $5.0 million of the Class A-2 senior notes in September 2011, In June 2012, $50.0 million of the A1-R notes were repurchased by a clearing broker for us and subsequently paid off.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares. At September 30, 2013, the notes issued to outside investors had a weighted average borrowing rate of 0.85%. The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected.  Through September 30, 2013, $62.6 million of Class A-1 notes had been paid down and $50.0 million of the Class A-1R senior notes had been redeemed.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  RCC Commercial II holds a $28.0 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2013, the notes issued to outside investors had a weighted average borrowing rate of 0.77%.

•
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing, $7.5 million of the Class F senior notes in September 2009, $3.5 million of the Class E senior note and $4.0 million of the Class F senior notes in September 2009, $20.0 million of the Class A-1 senior notes in February 2010, $4.3 million of the Class A-1 senior notes in May 2012, and $4.0 million of the Class C senior notes in May 2012.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2013, the notes issued to outside investors had a weighted average borrowing rate of 1.86%.  The reinvestment period expired in September 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through September 30, 2013, $108.1 million of the Class A-1 senior notes had been paid down.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2013, the notes issued to outside investors had a weighted average borrowing rate of 0.86%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected. Through September 30, 2013, $116.4 million of the Class A-1 senior notes had been paid down.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  RCC Commercial originally purchased a $28.5 million equity interest representing 100% of the outstanding preference shares and during the three months ended June 30, 2012 sold 10% or $2.85 million to our subsidiary RSO Equity Co, LLC in connection with the sale of Apidos Capital Management by the Manager.  Our subsidiary, RCC Commercial II, repurchased $2.0 million of the Class B notes in May 2012.  At September 30, 2013, the notes issued to outside investors had a weighted average borrowing rate of 1.52%.  The reinvestment period expired in July 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through September 30, 2013, $217.7 million of the Class A-1 senior notes had been paid down.

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
The rates for RCT I and RCT II, at September 30, 2013, were 4.22% and 4.22%, respectively.  The rates for RCT I and RCT II, at December 31, 2012, were 4.26% and 4.26%, respectively.  The junior subordinated debentures debt issuance costs are included in borrowings in the consolidated balance sheets.  We record interest expense on the junior subordinated debentures and amortization of debt issuance costs in our consolidated statements of operations.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at September 30, 2013 were $285,000 and $306,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2012 were $358,000 and $377,000, respectively.
Stockholders’ Equity
Stockholders’ equity at September 30, 2013 was $783.4 million and gave effect to $12.8 million of unrealized losses on our cash flow hedges and $4.6 million of unrealized losses on our available-for-sale portfolio, shown as components of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2012 was $613.3 million and gave the effect to $15.6 million of unrealized losses on cash flow hedges and $11.5 million of unrealized losses on our available-for-sale portfolio, shown as components of accumulated other comprehensive loss.  The increase in stockholder’s equity during the nine months ended September 30, 2013 was principally due to the proceeds from sales of our common stock through our DRIP and the issuance by our at-the market offering of 8.25% Series B Preferred Stock.
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
AFFO is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations.  We calculate AFFO by adding or subtracting from FFO the non-cash impacts of the following: non-cash impairment losses resulting from fair value adjustments on financial instruments, provision for loan losses, equity investment gains and losses, straight-line rental effects, share based compensation, amortization of various deferred items and intangible assets, gains on sales of property that are wholly-owned or through a joint venture in addition to the cash impact of capital expenditures that are related to our real estate owned. In addition, we calculate AFFO by adding and subtracting from FFO the cash impacts of the following: extinguishment of debt, sales of property and capital expenditures.
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
While our calculations of AFFO may differ from the methodology used for calculating AFFO by other REITs and our AFFO may not be comparable to AFFO reported by other REITs, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare our performance with some other REITs.  Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP.  Furthermore FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties.  Neither FFO nor AFFO should be considered as an alternative to GAAP net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income to FFO and AFFO for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income allocable to common shares - GAAP	$22,121	$18,152	$40,180	$49,058
Adjustments:
Real estate depreciation and amortization	477	536	1,741	2,025
Gains on sale of property (1)	(14,277)	(353)	(14,255)	(1,440)
FFO	8,321	18,335	27,666	49,643
Adjustments:
Non-cash items:
(Benefit) provision for loan losses	(405)	40	(2,139)	4,508
Amortization of deferred costs (non real estate) and intangible assets	1,439	1,765	4,909	5,756
Equity investment losses	347	1,025	378	2,300
Share-based compensation	2,120	1,404	7,866	3,412
Impairment losses	255	10	811	180
Unrealized (gain) loss on CMBS marks - linked transactions	(561)	—	5,823	—
Straight line rental adjustments	(9)	2	(6)	14
Add-back interest related to Whitney note discount amortization	2,549	—	2,549	—
REIT tax planning adjustments	721	—	3,079	(1,835)
Cash items:
Gains on sale of property (1)	14,277	353	14,255	1,440
Gain on the extinguishment of debt	1,949	663	7,250	663
Capital expenditures	(188)	(591)	(1,010)	(2,255)
AFFO	$30,815	$23,006	$71,431	$63,826

Weighted average shares – diluted	126,072,682	89,965,680	117,973,978	85,365,343

AFFO per share – diluted	$0.24	$0.26	$0.61	$0.75

(1)
Amounts represent gains/losses on sales of joint venture real estate interests that were recorded by RSO on an equity basis. Amounts for the three and nine months September 30, 2013, also includes net gain on sale of property of $16.2 after deducting incentive management fees paid to the manager of $1.9 million.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
For the nine months ended September 30, 2013, our principal sources of liquidity were proceeds from the sale of common stock through our common stock offering in April, our DRIP and proceeds from our ATM program with respect to our 8.25% Series B Preferred Stock as well as funds available in existing CDO financings of $16.7 million and cash flow from operations.  For the nine months ended September 30, 2013, we received $114.6 million of net proceeds from our common stock offering, $19.1 million of DRIP proceeds, and $51.7 million of preferred stock sales proceeds, the remainder of which are included in our $144.5 million of unrestricted cash at September 30, 2013.  In addition, we had capital available through two CRE term facilities to help finance the purchase of CMBS securities of $39.7 million and the origination of commercial real estate loans of $96.2 million and $200.0 million.  As of December 31, 2012, our principal sources of current liquidity were proceeds from the sale of common stock through our DRIP, proceeds from our offerings of 8.5% Series A Preferred Stock and 8.25% Series B Preferred Stock as well as funds available in existing CDO financings of $78.5 million and cash flow from operations.  For the year ended December 31, 2012, we received $73.0 million of DRIP proceeds and $43.1 million of preferred stock sales proceeds, the remainder of which are included in our $85.3 million of unrestricted cash at December 31, 2012.  In addition, we had capital available through two CRE term facilities to help finance the purchase of CMBS securities and the origination of commercial real estate loans of $45.3 million and $90.9 million, respectively.
In October 2013, we closed and issued $115.0 million aggregate principal amount of our 6.00% convertible senior notes due 2018, which included an additional $15.0 million aggregate principal amount of the notes to cover over-allotments. We received net proceeds of approximately $111.1 million after payment of underwriting discounts and commissions and other offering expenses.
Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through September 30, 2013, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.
The following table sets forth distributions to us from our CDOs and a summary of our compliance with the coverage tests for these CDOs for the periods presented (in thousands):

Name	CDO Type	Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
		Nine Months Ended	Year Ended	As of September 30,	As of September 30,	As of Initial Measurement Date
		September 30,	December 31,
		2013 (1)	2012 (1)	2013 (2) (3)	2013 (4)
		(actual)	(actual)
Apidos CDO I (5)	CLO	$3,931	$7,971	$2,379	$13,051	$17,136
Apidos CDO III (6)	CLO	$5,270	$8,742	$2,609	$9,351	$11,269
Apidos Cinco CDO (7)	CLO	$9,307	$11,109	$5,819	$19,919	$17,774
Apidos CLO VIII (8)	CLO	$3,220	$2,992	$4,477	$15,562	$13,657
Whitney CLO I (9)	CLO	$7,881	$802	$3	$13,659	N/A
RREF 2006-1 (10)	CRE CDO	$34,600	$15,050	$7,213	$64,608	$24,941
RREF 2007-1 (11)	CRE CDO	$8,707	$13,226	$8,309	$43,645	$26,032

(Back to Index)

(Back to Index)

(1)
Distributions on retained equity interests in CDOs (comprised of note investments and preference share ownership) and principal paydowns on notes owned; RREF CDO 2006-1 includes $27.4 million and $2.3 million of paydowns as of September 30, 2013 and December 31, 2012, respectively.

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)	Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to RSO's preference shares.

(4)	Overcollateralization cushion represents the amount by which the collateral held by the CDO issuer exceeds the maximum amount required.

(5)	Apidos CDO I's reinvestment period expired in July 2011.

(6)	Apidos CDO III's reinvestment period expired in June 2012.

(7)	Apidos Cinco CDO's investment period ends in May 2014.

(8)
Distributions from Apidos CLO VIII includes $570,000 and $752,000 in base and subordinated management fees for the nine months ended September 30, 2013 and year ended December 31, 2012, respectively; RSO's distributions represent 43% of the subordinated debt as a result of our investment of $15.0 million. Apidos CLO VIII’s non-call period ended on October 17, 2013, at which time all assets were liquidated and all outstanding notes were paid off.

(9)
Whitney CLO I was acquired in October 2012. RSO holds 68.3% of the outstanding preference shares. Distributions from Whitney CLO I include $439,000 and $236,000 of collateral management fees for the nine months ended September 30, 2013 and year ended December 31, 2012, respectively. Whitney CLO I was called and substantially liquidated in September 2013.

(10)	RREF CDO 2006-1's reinvestment period expired in September 2011.

(11)	RREF CDO 2007-1's reinvestment period expired in June 2012.

At October 31, 2013, after paying the third quarter common and preferred dividends, our liquidity is derived from three primary sources:

•
unrestricted cash and cash equivalents of $259.6 million, restricted cash of $777,000 in margin call accounts and restricted cash of $1.4 million in the form of real estate escrows, reserves and deposits;

•	capital available for reinvestment in one of our CDO entities and one CLO entity of $28.1 million, of which $430,000 is designated to finance future funding commitments on CRE loans; and

•	loan principal repayments of $23.1 million that will pay down outstanding CLO notes; and $5.5 million in interest collections.
Our leverage ratio may vary as a result of the various funding strategies we use.  As of September 30, 2013 and December 31, 2012, our leverage ratio was 1.8 times and 2.9 times, respectively.  The decrease in leverage ratio was primarily due to the repayment of our CDO notes and equity offering proceeds received through our common stock offering, DRIP and preferred stock issuances which were partially offset by borrowings under our Wells Fargo CMBS and Wells Fargo CRE repurchase facilities.
Distributions
In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
On September 20, 2013, we declared (i) a quarterly distribution of $0.20 per share of common stock or $25.4 million in the aggregate, which was paid on October 28, 2013, to stockholders of record as of September 30, 2013; (ii) a quarterly distribution of $362,000 or $0.53 per share of its Series A Preferred Stock, which was paid on October 30, 2013 to its preferred share stockholders of record as of October 1, 2013; and (iii) a quarterly distribution of $1.7 million or $0.52 per share of its Series B Preferred Stock, which was paid on October 30, 2013 to its preferred share stockholders of record as of October 1, 2013.
On June 14, 2013, we declared (i) a quarterly distribution of $0.20 per share of common stock or $25.4 million in the aggregate, which was paid on July 26, 2013, to stockholders of record as of June 28, 2013; (ii) a quarterly distribution on June 18, 2013, totaling $359,000 or $0.53 per share of its Series A Preferred Stock, which was paid on July 30, 2013 to its preferred share stockholders of record as of July 1, 2013; and (iii) a quarterly distribution on June 18, 2013 totaling $1.6 million or $0.52 per share of its Series B Preferred Stock, which was paid on July 30, 2013 to its preferred share stockholders of record as of July 1, 2013.
On March 15, 2013, we declared (i) a quarterly distribution of $0.20 per share of common stock or $21.6 million in the aggregate, which was paid on April 26, 2013, to stockholders of record as of March 28, 2013; (ii) quarterly distribution on March 18, 2013 totaling $359,000 or $0.53 per share of its Series A Preferred Stock, which was paid on April 30, 2013 to its preferred share stockholders of record as of April 1, 2013; and (iii) quarterly distribution on March 18, 2013, totaling $1.2 million or $0.52 per share of its Series B Preferred share stockholders, which was paid on April 30, 2013 to its preferred share stockholders of record as of April 1, 2013.

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments(dollars in thousands) Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
CDOs (1)	$1,166,209	$—	$—	$—	$1,166,209
Repurchase Agreements (2)	205,265	205,265	—	—	—
Unsecured junior subordinated debentures (3)	50,956	—	—	—	50,956
Mortgage payable	—	—	—	—	—
Joint ventures (4)	183	—	183	—	—
Unfunded commitments on CRE loans (5)	6,575	—	6,575	—	—
Base management fees (6)	12,072	12,072	—	—	—
Total	$1,441,260	$217,337	$6,758	$—	$1,217,165

(1)
Contractual commitments does not include $1.7 million, $5 million, $2.5 million, $7.1 million, $10.1 million and $1.7 million of interest expense payable through the stated maturity dates of July 2014, May 2015, May 2015, August 2016, June 2017 and October 2013 respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1, RREF 2007-1 and Apidos CLO VIII, respectively.  The maturity date represents the time at which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitments include $186,000 of interest expense payable through the maturity date of October 18, 2013 on our repurchase agreements.

(3)
Contractual commitments do not include $45.5 million and $46.5 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

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

At September 30, 2013, we had 16 interest rate swap contracts with a notional value of $130.8 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of September 30, 2013, the average fixed pay rate of our interest rate hedges was 5.01% and our receive rate was one-month LIBOR, or 0.18%.

(Back to Index)

Off-Balance Sheet Arrangements
General
As of September 30, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, as of September 30, 2013, we had not guaranteed obligations of any such unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
Unfunded Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our commercial real estate loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of September 30, 2013, we had ten loans with unfunded commitments totaling $6.6 million, of which $430,000 will be funded by restricted cash in RREF CDO 2007-1; we intend to fund the remaining $6.2 million through cash flow from normal operating activities and principal repayments on other loans in our portfolio. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Guarantees and Indemnifications
In the ordinary course of business, we may provide guarantees and indemnifications that contingently obligate us to make payments to the guaranteed or indemnified party based on changes in the value of an asset, liability or equity security of the guaranteed or indemnified party. As such, we may be obligated to make payments to a guaranteed party based on another entity’s failure to perform or achieve specified performance criteria, or we may have an indirect guarantee of the indebtedness of others. On November 16, 2011, as set forth in " -Financial Condition", as part of the LCC transaction, we and Resource America become jointly and severally liable to contribute cash to LCC, to the extent that the value of the equity on the balance sheet of LRF 3 is less than $18.7 million (the value of LRF 3’s equity when it was contributed to LCC by RCC) as of a specified final testing date within 90 days following December 31, 2013. We do not believe it is probable or estimable that we will be required to contribute funds to LCC because LRF 3 is currently profitable, is expected to be profitable through the year ended December 31, 2013 and, accordingly, the estimated value of its equity at September 30, 2013 is in excess of $18.7 million.

ITEM 3 .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2013, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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
The following sensitivity analysis tables show, at September 30, 2013 and December 31, 2012, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

(Back to Index)

(Back to Index)

	September 30, 2013
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$240,803	$249,090	$257,977
Change in fair value	$(8,287)		$8,887
Change as a percent of fair value	3.33%		3.57%

Hedging instruments:
Fair value	$(14,414)	$(12,208)	$(8,696)
Change in fair value	$(2,206)		$3,512
Change as a percent of fair value	18.07%		28.77%

	December 31, 2012
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value
Change in fair value	$163,093	$157,423	$152,124
Change as a percent of fair value	$5,670		$(5,299)
	3.60%		3.37%
Hedging instruments:
Fair value
Change in fair value	$(16,956)	$(14,687)	$(10,090)
Change as a percent of fair value	$(2,269)		$4,597

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
Changes in Internal Control of Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II OTHER INFORMATION

NOTE 6.    Exhibits

Exhibit No.	Description
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock (11)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock (12)
3.1(d)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock (17)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock (13)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (1)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock (21)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock (13)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (4)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (4)
4.8(a)	Senior Indenture dated, October 21, 2013, between Resource Capital Corp. and Wells Fargo Bank National Association, as trustee (20)
4.8(b)	First Supplemental Indenture, dated October 21, 2013, between Resource Capital Corp. (including the form of 6.00% Convertible Senior Notes due 2018. (20)
10.1(a)	Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 13, 2012. (10)
10.1(b)	Amendment No.1 to Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of November 7, 2013.

(Back to Index)

(Back to Index)

10.2(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (7)
10.2(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (7)
10.3	2005 Stock Incentive Plan. (1)
10.4	Amended and Restated 2007 Omnibus Equity Compensation Plan. (5)
10.5	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (8)
10.6	Revolving Judgment Note and Security Agreement between Resource Capital Corp and RCC Real Estate and the Bancorp Bank, dated July 7, 2011 (9)
10.7(a)	Master Repurchase and Securities Contract for $150 million between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated February 27, 2012 (14)
10.7(b)	Guaranty Agreement made by Resource Capital Corp., as guarantor, in favor of Wells Fargo Bank, National Association (14)
10.7(c)	First Amendment to Master Repurchase and Securities Contract, dated April 2, 2013. (15)
10.8	Transfer and Contribution Agreement by and among LEAF Financial Corporate, Resource TRS, Inc., Resource Capital Corp. and LEAF Commercial Capital, Inc. dated January 4, 2011. (6)
10.9	At-the-Market Issuance Sales Agreement, dated November 19, 2012 among Resource Capital Corp., Resource Capital Manager and MLV & Co. LLC. (17)
10.10	At-the-Market Issuance Sales Agreement, dated March 15, 2013 among Resource Capital Corp., Resource Capital Manager and MLV & Co. LLC (18)
10.11	Master Repurchase Agreement, dated July 19, 2013 between RCC Real Estate SPE 5, LLC, as seller, and Deutsche Bank AG, Cayman Islands Branch (20)
10.12	Guaranty Agreement, dated July 19, 2013 made by Resource Capital Corp., as guarantor, in the benefit of Deutsche Bank AG, Cayman Islands Branch (20)
12.1	Ratio of Earnings of Fixed Charges
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(5)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2011.

(7)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011

(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 7, 2011.

(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.

(11)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.

(13)	Filed previously as an exhibit to the Company's registration statement on Form 8-A filed on September 28, 2012.

(14)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.

(15)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.

(16)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.

(17)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on November 20, 2012.

(18)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 19, 2013.

(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.

(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.

(21)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

November 12, 2013	By:	/s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

November 12, 2013	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer,
Chief Accounting Officer and Treasurer

(Back to Index)