Form 10-K
period 2013-12-31
Resource Capital Corp.
filed 2014-03-03
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

(212) 506-3870
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	New York Stock Exchange
8.50% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange
8.25% Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange
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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2013) was approximately $741,905,398.
The number of outstanding shares of the registrant’s common stock on February 26, 2014 was 128,420,570 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

(Back to Index)

(Back to Index)

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate”, “believe”, “could”, “estimate”, “expects”, “intend”, “may”, “plan”, “potential”, “project”, “should”, “will” and “would” or the negative of these terms or other comparable terminology.

Forward-looking statements contained in this report are based on our beliefs, assumptions and expectations regarding our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•
the factors described in this report, including those set forth under the sections captioned “Risk Factors”, “Business”, and “Management's Discussion and Analysis of Financial Conditions and Results of Operations”;

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
General
We are a diversified real estate finance company that is organized and conducts our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended. Our investment strategy focuses on commercial real estate, commercial real estate-related assets and, to a lesser extent, commercial finance assets.
Our investments target the following asset classes:

Asset Class	Principal Investments

Commercial real estate-related assets	•	First mortgage loans, which we refer to as whole loans;
	•	First priority interests in first mortgage real estate loans, which we refer to as A notes;
	•	Subordinated interests in first mortgage real estate loans, which we refer to as B notes;
	•	Mezzanine debt related to commercial real estate that is senior to the borrower's equity position but subordinated to other third-party debt;
	•	Commercial mortgage-backed securities, which we refer to as CMBS;
	•	Commercial real estate, or CRE, primarily multifamily properties; and
	•	Residential mortgage loans and mortgaged-backed securities.

Commercial finance assets	•	Senior secured corporate loans, which we refer to as bank loans;
	•	Asset-backed securities, backed by senior secured corporate loans;
	•	Debt tranches of collateralized debt obligations and collateralized loan obligations, which we refer to as CDOs and CLOs, respectively and sometimes, collectively, as CDOs;
	•	Structured note investments and residential mortgage-backed securities, which we refer to as RMBS, which comprise our trading securities portfolio;
	•	Middle-market secured corporate loans and preferred equity investments; and
	•	Preferred equity investment in a commercial leasing enterprise comprised of small- and middle-ticket commercial direct financing leases and notes.
Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and have sought to mitigate interest rate risk through derivative instruments.
We are externally managed by Resource Capital Manager, Inc., which we refer to as the Manager, a wholly-owned indirect subsidiary of Resource America, Inc. (NASDAQ: REXI), a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, financial fund management and commercial finance operating segments. As of September 30, 2013, Resource America managed approximately $16.6 billion of assets in these sectors. To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.
During 2012 and 2013, the economic environment continued to be more positive in the United States, which resulted in several positive operating developments for us. Our ability to access the capital markets improved, enabling us to raise $114.5 million through a common stock offering in April 2013, $19.2 million through our dividend reinvestment and share purchase program, or DRIP, in 2013 and $56.8 million through our preferred stock issuances in 2013 as well as $111.1 million through a 6.0% Convertible Senior Notes offering completed in October 2013. The credit quality of our investments improved, resulting in substantial decreases in 2013 in our aggregate provision for loan losses and asset impairments (to $3.9 million in 2013 from $16.8 million in 2012), and a substantial improvement in other comprehensive income with respect to our available-for-sale portfolio and interest rate derivatives (to $14.0 million in 2013 from $27.1 million in 2012), which we attribute principally to an improving recovery in financial markets as well as expired derivatives contracts. The improved economic environment and increased capital markets access allowed us to substantially increase our originations of commercial real estate whole loans from $163.4 million in 2012 to $344.3 million in 2013.

(Back to Index)

(Back to Index)

We also continued to experience improved securitization markets, closing our first new real estate securitization since June 2007 with a $307.8 million CLO in December 2013. We were able to use the proceeds from the CLO to substantially pay down a financing facility and thereby generate additional borrowing capacity. Additionally, we were able to extend the terms of CMBS and CRE financing facilities to January 2015 and February 2015 with additional options to extend at our discretion. Furthermore, in 2013 we added a new $200.0 million facility to finance CRE loan originations, which we have not yet accessed.
Conversely, we also saw a decline in our commercial finance assets, specifically, our bank loan portfolio, as two of our CLOs were liquidated in 2013 and two of our other CLOs have finished their reinvestment period and, as a result, as the collateral assets repay the proceeds are used to pay down the associated debt.  This trend has seen our net interest income from bank loans decline substantially in 2013. We expect to mitigate this trend by deploying capital into our middle-market lending business, which loans are similar in nature to bank loans, and in our growing commercial real estate lending platform. Based on these recent and expected investment trends and credit market events, we expect to be able to invest a significant portion of our unrestricted and available restricted cash balances and, as a result, grow our net interest income and other revenues modestly in 2014.
Our Business Strategy
The core components of our business strategy are:
Investment in real estate and commercial finance assets. We expect to seek portfolio growth primarily through investments in CRE whole loans, and to a lesser extent, B notes, mezzanine debt and CMBS rated below AAA by Standard & Poor's, or S&P. We also expect to invest in commercial finance assets, including bank loans, and directly-originated middle-market loans, and to a lesser extent, other ABS, structured note investments and debt tranches of CDOs and CLOs, subject to the availability of investment funds and financing. Our equity at December 2013 was invested 83% in CRE loans, 15% in commercial bank loans, and 2% in other investments.
Managing our investment portfolio. As of December 31, 2013, we managed $2.2 billion of assets, including $2.0 billion of assets financed and held in CDOs. The core of our management process is credit analysis which we use to actively monitor our existing investments and as a basis for evaluating new investments. Senior management of our Manager and Resource America has extensive experience in underwriting the credit risk associated with our targeted asset classes and conducts detailed due diligence on all credit-sensitive investments, including the use of proprietary credit stratifications and collateral stress analysis. After we make an investment, the Manager and Resource America engage in active monitoring of our investments for early detection of troubled and deteriorating assets. If a default occurs, we will use our senior management team's asset management experience in seeking to mitigate the severity of any losses, and to optimize the recovery from assets if we foreclose upon them.
Managing our interest rate and liquidity risk. We generally seek to manage interest rate and liquidity risk so as to reduce the effects of interest rate changes on us. In our long-term financing, we seek to match the maturity and repricing dates of our investments with the maturities and repricing dates of our financing. Historically, we have used CDO vehicles structured for us by our Manager to achieve this goal, and as credit markets have reopened, we expect to increase our use of CDO vehicles over that of the past four years to provide us with new financing. We also seek to mitigate interest rate risk through the use of derivative instruments, principally interest rate swaps and interest rate caps.
We manage our interest rate and liquidity risk on our short-term financing, principally repurchase agreements, by limiting the amount of our financial exposure under the facilities to either a stated investment amount or a fixed guaranty amount.  At December 31, 2013 with respect to our existing Wells Fargo CMBS facility, we had $54.1 million of short-term debt and $7.0 million of derivative instruments and pledged collateral of $65.3 million associated with this debt, and equity at risk of $12.6 million, including net interest due on the financings.  With respect to our new Wells Fargo CRE facility, after paying down the facility with proceeds from our new CRE securitization, we had a balance of $30.7 million of short-term debt at year end 2013 and pledged collateral of $48.2 million associated with this debt and equity at risk of $20.7 million, including net interest due.  We also had a balance of $57.6  million on short-term 30 day repurchase agreements with various counterparties to finance the purchase of CMBS with pledged collateral of $85.5 million associated with this debt and equity at risk of $28.2 million, including net interest as of December 31, 2013. These borrowings were made on a floating rate basis, which matched the underlying asset collateral on the same floating rate basis, which inherently mitigates interest rate risk on these financed investments.
Diversification of investments. We seek to manage our investment risk by maintaining a diversified portfolio of real estate-related and commercial finance assets. As funds become available for investment or reinvestment, we seek to maintain that diversification while allocating our capital to those sectors that we believe are the most economically attractive. The percentage of assets that we may invest in certain of our targeted asset classes is subject to the federal income tax requirements for REIT qualification and the requirements for exclusion from regulation under the Investment Company Act of 1940, in which we refer to as the Investment Company Act.

(Back to Index)

(Back to Index)

Our Operating Policies
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
We have historically used borrowing and securitization strategies, substantially through CDOs, to accomplish our long-term match funding financing strategy. As we saw an improvement in the credit markets in 2013, we expect to increase leverage through new securitizations such as CLOs and our two Wells Fargo facilities, and to use other credit arrangements that may be available to us to finance new investments where we believe we can achieve attractive risk-adjusted returns.
Hedging and interest rate management policies. We use derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings. Under the federal income tax laws applicable to REITs, we generally will be able to enter into transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, provided that our total gross income from such hedges and other non-qualifying sources does not exceed 25% of our total gross income. These hedging transactions may include interest rate swaps, collars, caps or floors, puts, calls, options and foreign currency exchange protection.
Credit and risk management policies. Our Manager focuses its attention on credit and risk assessment from the earliest stage of the investment selection process. In addition, the Manager screens and monitors all potential investments to determine their impact on maintaining our REIT qualification under federal income tax laws and our exclusion from investment company status under the Investment Company Act. Risks related to portfolio management, including the management of risks related to credit losses, interest rate volatility, liquidity and counterparty credit are generally managed on a portfolio-by-portfolio basis by each of Resource America's asset management divisions, although there is often interaction and cooperation between divisions in this process.

(Back to Index)

(Back to Index)

Our Investment Strategy
General
The following table describes our investment class allocations and certain characteristics of each class as of December 31, 2013 (dollars in thousands):

	Amortized cost	Estimated fair value (1)	Percent of portfolio	Weighted average coupon
Loans held for investment:
Commercial real estate loans:
Whole loans	$745,789	$746,440	42.01%	5.47%
Mezzanine loans	64,317	50,611	2.85%	6.70%
B notes	16,205	16,031	0.90%	8.68%
Bank loans	544,923	541,532	30.48%	4.07%
Middle-market loans	10,250	10,250	0.58%	10.00%
Residential mortgage loans	1,849	1,849	0.10%	4.19%
Loans receivable-related party	6,966	6,966	0.39%	9.40%
	1,390,299	1,373,679	77.31%
Loans held for sale:
Bank loans	6,850	6,850	0.39%	6.43%
Residential mortgage loans	15,066	15,066	0.85%	4.19%
	21,916	21,916	1.24%
Investments in available-for-sale securities:
CMBS-private placement	185,178	180,718	10.17%	4.89%
CMBS-linked transactions	35,736	30,066	1.69%	3.93%
ABS (2)	25,406	26,656	1.50%	2.1%
Corporate bonds	2,517	2,463	0.14%	8.05%
	248,837	239,903	13.50%
Investment securities,trading:
Structured notes	8,057	11,107	0.63%	N/A (3)
RMBS	1,919	451	0.03%	N/A (3)
	9,976	11,558	0.66%
Other (non-interest bearing):
Property available for sale	25,230	25,230	1.42%	N/A
Investment in real estate	29,894	29,894	1.68%	N/A
Investment in unconsolidated entities	74,438	74,438	4.19%	N/A
	129,562	129,562	7.29%
Total portfolio/weighted average	$1,800,590	$1,776,618	100.00%

(1)
The fair value of our investments represents our management's estimate of the price that a market participant would pay for such assets. Management bases this estimate on the underlying interest rates and credit spreads for fixed-rate securities and, to the extent available, quoted market prices.

(2)	ABS includes both ABS and Other ABS investments. The fair value of the ABS includes $0 and $23,000 fair value for Other ABS at December 31, 2013 and 2012, respectively.

(3)	There is no stated rate associated with these securities.

(Back to Index)

(Back to Index)

Commercial Real Estate-Related Investments
Whole loans.  We originate predominantly first mortgage loans, or whole loans, directly to borrowers. The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with the borrowers. We may create senior tranches of a loan we originate, consisting of an A note (described below), B notes (described below), mezzanine loans or other participations, which we may hold or sell to third parties. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2013, our whole loan investments have loan to value, or LTV, ratios not exceeding 80%. Typically whole loan mortgages will have terms of three years to five years, and are generally structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold our whole loans to their maturity.
Senior interests in whole loans (A notes). We invest in senior interests in whole mortgage loans, referred to as A notes, either directly originated or purchased from third parties. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2013, at the date of investment, our A note investments had LTV ratios not exceeding 70%. We expect to hold our A note investments to their maturity.
Subordinate interests in whole loans (B notes).  To a lesser extent we invest in subordinate interests in whole loans, referred to as B notes, which we either directly originate or purchase from third parties. B notes are loans secured by a first mortgage but are subordinated to an A note. The subordination of a B note is generally evidenced by an intercreditor or participation agreement between the holders of the A note and the B note. In some instances, the B note lender may require a security interest in the stock or partnership interests of the borrower as part of the transaction. B note lenders have the same obligations, collateral and borrower as the A note lender, but typically are subordinated in recovery upon a default to the A note lender. B notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A note. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2013, at origination, our B note investments had LTV ratios between 55% and 80%. Typical B note investments will have terms of three years to five years, and are generally structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold our B note investments to their maturity.
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
Mezzanine financing.  To a lesser extent we invest in mezzanine loans that are senior to the borrower's equity in, and subordinate to a first mortgage loan on, a property. These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Our mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. With respect to our portfolio at December 31, 2013, at origination, our mezzanine investments had LTV ratios between 65% and 90%. We expect the stated maturity of our mezzanine financings to range from three to five years. Mezzanine loans may have maturities that match the maturity of the related mortgage loans but may have shorter or longer terms. We expect to hold these investments to maturity.

(Back to Index)

(Back to Index)

The following charts describe the loan type, property type and the geographic breakdown of our CRE loan portfolio as of December 31, 2013 (based on par value):
Loan Type
Property Type

(Back to Index)

(Back to Index)

Geographic Area by State

As these charts demonstrate, our portfolio contains a diversified mix of property types with approximately 91% of the portfolio focusing on four types: multifamily−38%, retail−19%, hotel−18% and office−16%.
Approximately 39% of our portfolio is in California, which we split into Southern (29%) and Northern (10%) regions.  Within the Southern California region, we have 93% of our portfolio in whole loans with 80% in four property types:  hotel−29%, multifamily−19%, retail−19% and office−13%.  Within the Northern California region, we have 100% of our portfolio in whole loans with 88% in two property types: office−47% and retail−41%.  We also hold 15% of our portfolio in Texas. Within the state of Texas, we have 95% of our portfolio in whole loans with 89% in two property types: multifamily-79% and mixed use-10%.  As noted in these statistics, this portfolio is made up primarily of whole loans where we are able to better control the structure of the loan and maintain a direct lending relationship with the borrower.  We view the investment and credit strategy as being adequately diversified across property type and loan type across both the Southern and Northern California regions.
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

(Back to Index)

(Back to Index)

Commercial Real Estate Investments
In 2011, we began to invest directly in the ownership of commercial real estate as we restructured two real estate loans to take control of properties where we believed we could protect capital and ultimately generate capital appreciation. We also acquired two multi-family real estate assets, one through a joint venture and another as wholly-owned by us. We sold the wholly-owned multi-family property at a substantial gain of $16.6 million in 2013 and may divest other real estate properties with capital appreciation in 2014. We primarily use a related party, Resource Real Estate, a subsidiary of Resource America, to manage these assets on our behalf.
Other Real Estate Investments
We invest in joint ventures and other interests that finance the acquisition of distressed commercial properties and mortgage loans on distressed commercial properties. These investments have the objective of repositioning the directly owned properties and the collateral underlying the mortgages, where applicable, to enhance their value and realize capital appreciation. During 2013, these investments did not constitute a material portion of our assets. Our investment is included in investments in unconsolidated subsidiaries at December 31, 2013 on our consolidated balance sheet.
Structured Note Investments and Residential Real Estate-Related Investments, or RMBS
We invest in structured notes and RMBS as part of our trading portfolio.  Structured note investments are investments in structured finance vehicles, that are typically among the most junior debt and equity securities issued by the vehicle.  The majority of our structured notes have not been rated by any nationally recognized rating agencies.  These notes and equity securities typically receive quarterly interest payments or distributions only after the more senior debt securities issued by the vehicle have received all amounts contractually then owned to them. We also invest in RMBS, which are securities that are secured or evidenced by interests in a pool of residential mortgage loans.  These securities may be issued by government-sponsored agencies or other entities and may or may not be rated investment grade by rating agencies.  We expect that our RMBS will include loan pools with home equity loans (loans that are secured by subordinate liens), residential B or C loans (loans where the borrower's FICO score, a measure used to rate the financial strength of the borrower, is low, generally below 625), “Alt-A” loans (where the borrower's FICO score is between 675 and 725) and “high LTV” loans (loans where the LTV 95% or greater).

Residential Mortgage Origination
Primary Capital Mortgage, or PCM, is a residential mortgage lender and servicer offering home loans in 17 states through Retail, Wholesale and Correspondent channels.  Founded in 1994, PCM has funded more than $7.0 billion in residential mortgages.  As of December 31, 2013, PCM serviced over $400.0 million of residential mortgage loans.  During 2014, PCM expects to expand geographically and develop non-agency mortgage products.
Commercial Finance Investments
Subject to limitations imposed by REIT qualification standards and requirements for exclusion from regulation under the Investment Company Act, we may invest in the following commercial finance assets:
Bank loans. We acquire senior and subordinated, secured and unsecured loans made by banks or other financial entities. Bank loans may also include revolving credit facilities, under which the lender is obligated to advance funds to the borrower under the credit facility as requested by the borrower from time to time. Some of these loans may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. These loans may include restrictive financial and operating covenants. The following chart describes the industry breakdown of our bank loans as of December 31, 2013 (based on par value):

(Back to Index)

(Back to Index)

Bank Loans by Industry

Retail Stores
5%
CDO
5%
Electronics
4%
Oil and Gas
3%
Leisure, Amusement,
Motion Pictures,
Entertainment
3%
Personal, Food and
Miscellaneous Services
3%
Aerospace
and Defense
3%
Telecommunications
3%
Personal Transportation
3%
Finance
2%
Other
19%
Healthcare, Education
and Childcare
16%
Diversified/
Conglomerate Service
12%
Chemicals, Plastics
and Rubber
7%
Automobile
6%
Broadcasting and Entertainment
6%

Other is made up of the following industries (by percentage):

Hotels, Motels, Inns, and Gaming	2%
Buildings and Real Estate	2%
Diversified/Conglomerate Manufacturing	2%
Mining, Steel, Iron and Non-Precious Metals	2%
Utilities	1%
Insurance	1%
Cargo Transport	1%
Printing and Publishing	1%
Beverage, Food and Tobacco	1%
Containers, Packaging and Glass	1%
Banking, Finance, Insurance & Real Estate	1%
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	1%
Personal and Non Durable Consumer Products (Mfg. Only)	1%
Grocery	1%
Home and Office Furnishings, Housewares, and Durable Consumer Products	1%

(Back to Index)

(Back to Index)

Middle market loans. We make both senior and subordinated, secured and unsecured loans to middle market companies.  Loans may also include revolving credit facilities, under which the lender is obligated to advance funds to the borrower under the credit facility as requested by the borrower from time to time.  We expect that most of these loans will be secured by liens on the assets and, to a lesser extent, by mortgages of the borrowers.  Certain of these loans may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan.  These loans may include restrictive financial and operating covenants. In conjunction with some loans, we may also make minority equity investments.
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
Trust preferred securities and other ABS.  We have one investment (less than 0.1% of our total assets) in trust preferred securities. Trust preferred securities are issued by a special purpose trust that holds a subordinated debenture or other debt obligation issued by a company to the trust. The sponsoring company holds the equity interest in the trust, with the preferred securities of the trust being sold to investors. The trust invests the proceeds of the preferred securities in the sponsoring company through the purchase of a debenture issued by it that tracks the terms of the trust preferred securities. Issuers of trust preferred securities have been generally affiliated with financial institutions because, under then-existing regulatory and tax structures, unlike the proceeds from debt securities, the proceeds from trust preferred securities could be treated as primary regulatory capital by the financial institution, while it could deduct the interest if paid on the debt obligation held by the trust from its income for federal income tax purposes. With certain exceptions relating to smaller banking institutions, the Dodd-Frank Act provided for a phase out of the use of trust preferred securities as primary regulatory capital which has resulted in a lack of new issuances. Accordingly, we do not expect to make trust preferred securities investments in the future.
Competition
See Item 1A “Risk Factors - Risks Relating to Our Business.”
Management Agreement
We have a management agreement with the Manager and Resource America under which the Manager provides the day-to-day management of our operations. The agreement has been amended several times over the years. The management agreement requires the Manager to manage our business affairs in conformity with the policies and the investment guidelines established by our board of directors. The Manager's role as manager is under the supervision and direction of our board of directors. The Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities, and providing us with investment advisory services. The Manager also provides us with a Chairman of the Board, a Chief Financial Officer, several accounting professionals and an investor relations officer (on a shared basis). The Manager receives fees and is reimbursed for its expenses as follows:

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

•
Incentive compensation, calculated as follows: (i) 25% of the dollar amount by which (A) our adjusted operating earnings (before incentive compensation but after the base management fee) for such quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the common stock in our initial offering and the prices per share of the common stock in any of our subsequent offerings, in each case at the time of issuance thereof, multiplied by (2) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of shares of common stock outstanding during such quarter subject to adjustment to exclude events pursuant to changes in GAAP or the application of GAAP, as well as non-recurring or unusual transactions or events, after discussion between the Manager and the independent directors and approval by a majority of the independent directors in the case of non-recurring or unusual transactions or events.

•	Reimbursement of out-of-pocket expenses and certain other costs incurred by the Manager that relate directly to us and our operations.

(Back to Index)

(Back to Index)

•
Reimbursement of the Manager for the expense of the wages, salaries and benefits of our Chairman, our Chief Financial Officer and several accounting professionals and 50% of the salary and benefits of the director of investor relations.

In November 2013, we amended the second amended and restated management agreement to allow an ancillary operating subsidiary to directly incur and pay all of its own operating costs and expenses, including compensation to employees and reimbursement of any compensation costs incurred by the Manager for the personnel principally devoted to such ancillary operating subsidiary.
Incentive compensation is paid quarterly to the Manager to the extent it is earned. Up to seventy-five percent (75%) of the incentive compensation will be paid in cash and at least twenty-five percent (25%) is paid in the form of a stock award. The Manager may elect to receive more than 25% of its incentive compensation in stock. All shares are fully vested upon issuance. However, the Manager may not sell such shares for one year after the incentive compensation becomes due and payable unless the management agreement is terminated. Shares payable as incentive compensation are valued as follows:

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
As amended, the management agreement has a current term ending on March 31, 2014. The agreement provides for automatic one year renewals on each March 31 thereafter until terminated. Our board of directors reviews the Manager's performance annually. The management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to the Manager are not fair, subject to the Manager's right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our board of directors must provide 180 days' prior notice of any such termination. If we terminate the management agreement, the Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.
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
Regulatory Aspects of Our Investment Strategy: Exclusion from Regulation Under the Investment Company Act.
We operate our business so as to be excluded from regulation under the Investment Company Act. Because we conduct our business through wholly-owned subsidiaries, we must ensure not only that we qualify for an exclusion from regulation under the Investment Company Act, but also that each of our subsidiaries also qualifies.

(Back to Index)

(Back to Index)

We believe that RCC Real Estate, Inc., the subsidiary that as of December 31, 2013 held all of our commercial real estate loan assets, is excluded from Investment Company Act regulation under Sections 3(c)(5)(C) and 3(c)(6), provisions designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of RCC Real Estate's assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act, and interests in real properties, which we refer to as “qualifying real estate assets.” Moreover, 80% of RCC Real Estate's assets must consist of qualifying real estate assets and other real estate-related assets. RCC Real Estate has not issued, and does not intend to issue, redeemable securities.
We treat our investments in whole mortgage loans, specific types of B notes and specific types of mezzanine loans as qualifying real estate assets for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the Securities and Exchange Commission, or SEC, or its staff. We believe that SEC staff guidance allows us to treat B notes as qualifying real estate assets where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A note in the event of a default on the mortgage loan. We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as qualifying real estate assets where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral, and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property is set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan. If the SEC staff provides future guidance that these investments are not qualifying real estate assets, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate. Historically, we have held “whole pool certificates” in mortgage loans, although, at December 31, 2013 and 2012, we had no whole pool certificates in our portfolios. Pursuant to existing SEC staff guidance, we consider whole pool certificates to be qualifying real estate assets. A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans. By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test. We do not expect that investments in CDOs, ABS, bank loans, lease receivables, trust preferred securities and private equity will constitute qualifying real estate assets. Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets. Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of RCC Real Estate's assets.
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
Of our other subsidiaries, RCC Commercial, Inc., or RCC Commercial, RCC Commercial II, Inc., or RCC Commercial II, Resource TRS, Inc., or Resource TRS, Resource TRS III, Inc. or Resource TRS III, Long Term Care Conversion, Inc., or LTCC, and Primary Capital Advisors LLC, or, do not qualify for the Section 3(c)(5)(C) exclusion. However, we believe they qualify for exclusion under either Section 3(c)(1) or 3(c)(7). As required by these exclusions, we will not allow any of these entities to make, or propose to make, a public offering of its securities. In addition, with respect to those subsidiaries for which we rely upon the Section 3(c)(1) exclusion, and as required thereby, we limit the number of holders of their securities to not more than 100 persons calculated in accordance with the attribution rules of Section 3(c)(1) and, with respect to those subsidiaries for which we rely on the Section 3(c)(7) exclusion, and as required thereby, we limit ownership of their securities to “qualified purchasers.” If we form other subsidiaries, we must ensure that they qualify for an exemption or exclusion from regulation under the Investment Company Act. One other subsidiary, Resource TRS II, Inc. is an operating company which accordingly does not own investment securities, and Resource TRS V, Inc., or Resource TRS V, holds real estate and thus qualifies for a Section 3(c)(5)(C) exemption.

(Back to Index)

(Back to Index)

Moreover, we must ensure that Resource Capital Corp. itself qualifies for an exclusion from regulation under the Investment Company Act. We will do so by monitoring the value of our interests in our subsidiaries so that we can ensure that Resource Capital Corp. meets the 40% test. Our interest in RCC Real Estate does not constitute an “investment security” for purposes of the 40% test, but our interests in RCC Commercial, RCC Commercial II, Resource TRS, and Resource TRS III, LTCC and PCA do. Accordingly, we must monitor the value of our interest in these subsidiaries to ensure that the value of our interests in them never exceeds 40% of the value of our total assets.
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
Employees
We have no direct employees, except for 83 employees who work for PCA, our recently acquired residential mortgage origination company. Under our management agreement, the Manager provides us with all management and support personnel and services necessary for our day-to-day operations, except for PCA's operations. To provide its services, the Manager draws upon the expertise and experience of Resource America. In April 2012, Resource America and its affiliated entities including (with respect to managing our bank loans and related CLO portfolios) a joint venture, CVC Credit Partners, in which Resource America has retained a 33% partnership interest. As of December 31, 2013, Resource America had 655 employees involved in asset management, including 63 asset management professionals and 592 support personnel. Under our management agreement, the Manager also must provide us with our Chairman, our Chief Financial Officer and several accounting professionals, each of whom is exclusively dedicated to our operations, as well as a director of investor relations who is 50% dedicated to our operations. We bear the expense of the wages, salaries and benefits of our Chairman, our Chief Financial Officer and the accounting professionals dedicated to us, and 50% of the salary and benefits of the director of investor relations.
Corporate Governance and Internet Address
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors, as defined in the Securities Exchange Act of 1934, as amended, and relevant New York Stock Exchange, or NYSE, rules. The audit, compensation and nominating and governance committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors, and the employees of our Manager who provide us services.
Our internet address is www.resourcecapitalcorp.com. We make available, free of charge through a link on our site, all reports filed with the SEC as soon as reasonably practicable after such filing. Our site also contains our code of business conduct and ethics, corporate governance guidelines and the charters of the audit committee, nominating and governance committee and compensation committee of our board of directors. A complete list of our filings is available on the SEC's website at www.sec.gov. Any of our filings are also available at the Securities and Exchange Commission's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The Public Reference Room may be contacted at telephone number (800) 732-0330 for further information.

(Back to Index)

(Back to Index)

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
Although economic and market conditions in the United States during 2012 and 2013 improved over those of the previous four years, there are still significant problems in the national and global economic and credit markets, while improved, still are still subject to limitations. Also, while real estate markets in the United States have stabilized and, in some cases, improved, overall they are far from robust, which may cause additional declines in the value of same real estate and real estate related assets, impairment of the ability of some borrowers to repay their obligations and limited liquidity in the markets for real estate and real estate-related assets. Since mid-2007 and through the end of fiscal 2013, economic and credit market conditions have had significant adverse effects on us, causing us to record material impairment charges with respect to investments we hold and significant increases in our provision for loan losses. Moreover, until recently, these conditions have made it difficult and, until 2011, virtually impossible, for us to access new financing to support investment growth. As a result, our net income and net income per share have been volatile. Failure of economic and financial market conditions to continue to improve could adversely affect our ability to achieve our investment objectives, ability to make distributions to our stockholders and the price of our common stock.
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
If current economic and market conditions were to deteriorate, our ability to obtain the capital and financing necessary for growth may be limited, which could limit our profitability, ability to make distributions and the market price of our common stock.
We depend upon the availability of adequate debt and equity capital for growth in our operations. Although we have been able to raise both debt and equity capital during 2012 and 2013, if current economic conditions were to deteriorate, our ability to access debt or equity capital on acceptable terms, or at all, could be limited which could limit our profitability, our ability to make distributions and the market price of our common stock. In addition, as a REIT, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. While we may, through our taxable REIT subsidiaries, or TRSs, retain earnings as new capital, we are subject to REIT qualification requirements which limit the value of TRS stock and securities relative to the other assets owned by a REIT.
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

(Back to Index)

(Back to Index)

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
Financing that we may obtain, and financing we have obtained through CDO and CLOs, typically requires, or will require, us to maintain a specified ratio of the amount of the financing to the value of the assets financed. A decrease in the value of these assets may lead to margin calls or calls for the pledge of additional assets which we will have to satisfy. We may not have sufficient funds or unpledged assets to satisfy any such calls, which could result in our loss of distributions from and interests in affected CDO and CLOs, which would reduce our assets, income and ability to make distributions.
We are exposed to loss if lenders under our repurchase agreements, warehouse facilities, or other short-term lenders liquidate the assets securing those facilities. Moreover, assets acquired by us pursuant to our repurchase agreements, warehouse facilities or other short-term debt may not be suitable for refinancing through long-term arrangements which may require us to liquidate some or all of the related assets.
We have entered into repurchase agreements and warehouse facilities and expect in the future to seek additional debt to finance our growth. Lenders typically have the right to liquidate assets securing or acquired under these facilities upon the occurrence of specified events, such as an event of default. We are exposed to loss if the proceeds received by the lender upon a liquidation are insufficient to satisfy our obligation to the lender. We are also subject to the risk that the assets subject to such repurchase agreements, warehouse facilities or other debt might not be suitable for long-term refinancing or securitization transactions. If we are unable to refinance these assets on a long-term basis, or if long-term financing is more expensive than we anticipated at the time of our acquisition of the assets to be financed, we might be required to liquidate assets.
We will incur losses on our repurchase transactions if the counterparty to the transactions defaults on its obligation to resell the underlying assets back to us at the end of the transaction term, or if the value of the underlying assets has declined as of the end of the term or if we default in our obligations to purchase the assets.
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

(Back to Index)

(Back to Index)

Historically, we have financed most of our investments through CDOs (including CLOs) in which we retained the equity interest. Depending on market conditions, credit availability, and resolution of current credit market conditions, we may seek to use CDOs to finance our investments in the future. The equity interests of a CDO are subordinate in right of payment to all other securities issued by the CDO. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its other expenses. However, there will be little or no income available to the CDO equity if there are excessive defaults by the issuers of the underlying collateral which would significantly reduce the value of that interest. Reductions in the value of the equity interests we have in a CDO, if we determine that they are other than temporary, will reduce our earnings. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO's assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.
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
Our equity holdings and, when we acquire debt interests in CDOs, our debt interests, if any, generally are subordinate in right of payment to the other classes of debt securities issued by the CDO entity. Accordingly, if overcollateralization tests are not met, distributions on the subordinated debt and equity we hold in these CDOs will cease, resulting in a substantial reduction in our cash flow. Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CDO entity. Although at December 31, 2013, all of our CDOs met their performance tests, we cannot assure you that our CDOs will satisfy the performance tests in the future. For information concerning compliance by our CDOs with their over-collateralization tests, see “Management's Discussion and Analysis of Financial Condition and Results of Operation - Summary of CDO and CLO Performance Statistics.”
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
Historically, we have financed a significant portion of our assets through the use of CDOs and CLOs, and have accumulated assets for these financings through short-term credit facilities, typically repurchase agreements or warehouse facilities. Depending upon market condition, and, consequently, the extent to which such financing is available to us, we expect to seek similar financing arrangements in the future. These arrangements could expose us to a number of credit risks, including the following:

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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
Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into puts and calls on securities or indices of securities, interest rate swaps, caps and collars, including options and forward contracts, and interest rate lock agreements, principally Treasury lock agreements, to seek to hedge against mismatches between the cash flows from our assets and the interest payments on our liabilities. Currently, many hedging instruments are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there may be no applicable requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we entered into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, we may not always be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. A liquid secondary market may not exist for hedging instruments purchased or sold, and we may have to maintain a position until exercise or expiration, which could result in losses.
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
Approximately 95% of our hedging arrangements are with a single counterparty and, as a consequence, our hedging strategy may fail if that counterparty defaults in its obligations.
As of December 31, 2013, approximately 95% of our outstanding hedges, with a notional amount of $122.5 million, were with Credit Suisse International, or CS. Were CS to default in its obligations under these hedging arrangements, we would lose the hedge protection for which we had contracted which, depending upon market conditions, could result in significant losses to us. We cannot assure you that we could replace the defaulted hedges or that the terms of any replacement hedges we could obtain would be on similar terms, or as to the cost to us of obtaining replacement hedges.

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
We utilize AFFO as a measure of our operating performance and believe that it is useful to analysts, investors and other parties in the evaluations of REITS.   We utilize AFFO as a measure of our operating performance, and believe it is also useful to investors because it facilitates an understanding of our operating performance after adjustment for certain non-cash expenses, such as real estate depreciation, share-based compensation and non-cash impairment losses resulting from fair value adjustments on financial instruments, non-cash provision for loan losses, non-economic income related to variable interest entities, or VIEs, accounting, equity-method investments gains and losses, straight-line rental effects, amortization of various deferred items and intangible assets, gains on debt extinguishment, REIT tax planning adjustments considered non-recurring by management and capital expenditures that are related to our real estate owned.  Additionally, we believe that AFFO serves as a good measure of our operating performance because it facilitates evaluation of our company without the effects of selected items required in accordance with GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Nonetheless, in certain instances, AFFO may not necessarily be reflective of our actual economic results.
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
If we fail to maintain an effective system of internal control, fail to correct any flaws in the design or operating effectiveness of internal controls over financial reporting and disclosure, or fail to prevent fraud, our stockholders could lose confidence in our financial and other reporting, which could harm our business and the trading price of our common stock.
Many of our investments may be illiquid, which may result in our realizing less than their recorded value should we need to sell such investments quickly.
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
Our newly-acquired residential mortgage origination subsidiary, PCA, could be adversely affected by weakness in residential housing markets and by the availability to it of warehouse credit facilities.
               PCA primarily operates in the residential mortgage markets.  The contraction of the U.S. housing market and overall economy, the tightening of credit restrictions, the availability of warehouse line of credit borrowings, and government regulations may  negatively impact the future operations of PCA.  PCA is subject to various lending warehouse line of credit agreements that expire at various times.  PCA is dependent upon the renewal of the warehouse lines of credit and continued access to permanent investors to continue to originate and sell residential mortgage loans at its current loan volume. Additionally, because of underwriting and other issues, permanent investors have been more aggressive pursuing indemnification or repurchase from loan originators, which may have a negative impact on PCA and its related cash needs.
If our allowance for loan losses is not adequate to cover actual or estimated future loan and lease losses, our earnings may decline.
We maintain an allowance for loan losses to provide for loan defaults and non-performance by borrowers of their obligations.  Our allowance for loan losses may not be adequate to cover actual or estimated future loan losses and future provisions for loan losses could materially reduce our income.  We base our allowance for loan losses on prior experience, as well as an evaluation of risks in the current portfolio.  However, losses may exceed our current estimates.  The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers' creditworthiness and the value of collateral securing loans.  Additionally, if we seek to expand our loan portfolios, we may need to make additional provisions for loan losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of our portfolios. While we believe that our allowance for loan and lease losses is adequate to cover our anticipated losses, we cannot assure you that it will not increase in the future. Any increase in our allowance for loan losses will reduce our income and, if sufficiently large, could cause us to incur loss.
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
A significant risk associated with our investment in commercial real estate-related loans, CMBS and other debt instruments is the risk that either or both of long-term and short-term interest rates increase significantly. If long-term rates increase, the market value of our assets would decline. Even if assets underlying investments we may own in the future are guaranteed by one or more persons, including government or government-sponsored agencies, those guarantees do not protect against declines in market value of the related assets caused by interest rate changes. At the same time, with respect to assets that are not match-funded or that have been acquired with variable rate or short-term financing, an increase in short-term interest rates would increase our interest expense, reducing our net interest spread or possibly result in negative cash flow from those assets. This could result in reduced profitability and distributions or losses.
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
We historically have invested in small- and middle-ticket lease receivables. As a result of our investment in LCC, (including the contribution of all of our lease receivables to it), we currently do not directly invest in lease receivables. However, in connection with our investment in LCC, we and Resource America agreed that, to the extent that the value of the equity on the balance sheet of LEAF Receivables Funding 3, an entity whose securities we contributed to LCC in exchange for a portion of our investment, is less than $18.7 million as of the final testing date (a date within 90 days of December 31, 2013), we and Resource America will be jointly and severally obligated to contribute cash to LCC to make up the deficit. The LEAF Receivables Funding 3 equity as of December 31, 2013 was in excess of the commitment. Also in connection with our investment in LCC, we are required under GAAP to include our proportionate share of the loss (income) of LCC in our income. Since LCC has incurred losses of $3.4 million through December 31, 2013, the effect of our investment in LCC has been to reduce our reported net income. We cannot predict whether or when LCC will be become profitable.

(Back to Index)

(Back to Index)

Private equity investments involve a greater risk of loss than traditional debt financing.
On occasion, we have made private equity investments. Typically, these investments are subordinate to debt financing and are not secured. Should the issuer default on our investment, we would only be able to proceed against the entity that issued the private equity in accordance with the terms of the security, and not any property owned by the entity. In the event of bankruptcy or foreclosure, we would only be able to recoup our investment after any lenders to the entity are paid. As a result, we may not recover some or all of our investment, which could reduce our income or result in losses. Moreover, depending upon the existence of a market for the issuer's securities, the length of time we have held the investment and any rights we may have to require registration under the Securities Act, these investments may be highly illiquid so that we may not be able to sell these investments at times we would like to do so or at prices that reflect our cost or the value of the investment on our financial statements.
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
Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we invest in bank loans and ABS. Our bank loan investments or our ABS investments, which are principally backed by small business and bank loans, may not be secured by mortgages or other liens on assets or may involve higher loan-to-value ratios than our real estate-related investments. Our bank loan investments, and our ABS backed by loans, involve loans with a par amount of $580.0 million at December 31, 2013 that have an interest-only payment schedule or a schedule that does not fully amortize principal over the term of the loan, which will make repayment of loans depend upon the borrowers' liquidity or ability to refinance the loans at maturity. Numerous factors affect a borrower's ability to repay or refinance loans at maturity, including national and local economic conditions, a downturn in a borrower's industry, loss of one or more principal customers and conditions in the credit markets. A deterioration in a company's financial condition or prospects may be accompanied by a deterioration in the collateral for the bank loan or any ABS backed by such company's loans.
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
We may not have control over certain of our loans and investments.
Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•	acquire investments subject to rights of senior classes and servicers under inter-creditor or servicing agreements;

•	acquire only a minority and/or non-controlling participation in an underlying investment;

•	co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•	rely on independent third-party management or strategic partners with respect to the management of an asset.
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

(Back to Index)

(Back to Index)

Risks Related to Our Manager
We depend on the Manager and Resource America to develop and operate our business and may not find suitable replacements if the management agreement terminates.
Apart from 83 persons employed by PCA, our newly-acquired residential mortgage subsidiary, we have no employees. Our officers, portfolio managers, administrative personnel and support personnel are employees of Resource America. We have no separate facilities and, except for PCA's operations, completely rely on the Manager and, because the Manager has no direct employees, Resource America, which has significant discretion as to the implementation of our operating policies and investment strategies. If our management agreement terminates, we may be unable to find a suitable replacement for the Manager. Moreover, we believe that our success depends to a significant extent upon the experience of the portfolio managers and officers of the Manager and Resource America who provide services to us, whose continued service is not guaranteed. The departure of any such persons could harm our investment performance.
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

(Back to Index)

(Back to Index)

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
Commercial mortgage loans are secured by, and mezzanine loans depend on, the performance of the underlying property and are subject to risks of delinquency and foreclosure, and risks of loss, that are greater than similar risks associated with loans made on the security of single-family residential properties. The ability of a borrower to repay a loan secured by or dependent upon an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things:

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

(Back to Index)

(Back to Index)

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
Historically, we have invested in B notes. A B note is a loan typically secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B note owners after payment to the senior note owners. Since each transaction is privately negotiated, B notes can vary in their structural characteristics and risks. For example, the rights of holders of B notes to control the process following a borrower default may be limited in certain investments. We currently own one B note, with a book value of $16.1 million, and do not expect that we will make further B note investments during 2014. However, depending upon market and economic conditions, we could resume making B note investments at any time. B notes are less liquid than other forms of commercial real estate debt investments, such as CMBS, and, as a result, we may be able to dispose of underperforming or non-performing B note investments only at a significant discount to book value.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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
We rely on an exclusion from registration as an investment company afforded by Section 3(a)(1)(C) of the Investment Company Act. To qualify for this exclusion, we do not engage in the business of investing, reinvesting, owning, holding, or trading securities and we do not own “investment securities” with a value that exceeds 40% of the value of our total assets (exclusive of government securities and cash items) on an unconsolidated basis. We may not be able to maintain such a mix of assets in the future, and attempts to maintain such an asset mix may impair our ability to pursue otherwise attractive investments. In addition, these rules are subject to change and such changes may have an adverse impact on us. We may need to avail ourselves of alternative exclusions and exemptions which may require a change in the organizational structure of our business.
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
We treat our investments in CMBS, B Notes and mezzanine loans as Qualifying Interests for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5) to the extent such treatment is consistent with guidance provided by the SEC or its staff. In the absence of specific guidance or guidance that otherwise supports the treatment of these investments as Qualifying Interests, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate.
The SEC staff has commenced an advance notice rulemaking initiative, indicating that it is reconsidering its interpretive policy under Section 3(c)(5)(C) and whether to propose rules to define the basis for the exclusion. We cannot predict the outcome or timing of this reconsideration or potential rulemaking initiative and its impact on our ability to rely on the exclusion.
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
If the market value or income potential of our real estate-related investments declines as a result of economic conditions, increased interest rates, prepayment rates or other factors, we may need to increase our real estate-related investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from registration under the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of our non-real estate assets. We may have to make investment decisions that we otherwise would not make absent REIT qualification and Investment Company Act considerations.

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

(Back to Index)

(Back to Index)

If we realize excess inclusion income, we will be taxed at the highest corporate income tax rate on a portion of such income that is allocable to the percentage of our stock held in record name by “disqualified organizations,” which are generally cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income. To the extent that our stock owned by “disqualified organizations” is held in record name by a broker-dealer or other nominee, the broker/dealer or other nominee would be liable for the corporate level tax on the portion of our excess inclusion income allocable to the stock held by the broker-dealer or other nominee on behalf of “disqualified organizations.” We expect that disqualified organizations will own our stock. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A regulated investment company or other pass through entity owning stock in record name will be subject to tax at the highest corporate rate on any excess inclusion income allocated to its owners that are disqualified organizations. Finally, if we fail to qualify as a REIT, our taxable mortgage pool securitizations will be treated as separate corporations, for federal income tax purposes that cannot be included in any consolidated corporate tax return.
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
We intend to make distributions to our stockholders in a manner intended to satisfy the 90% distribution requirement and to distribute all or substantially all of our net taxable income to avoid both corporate income tax and the 4% nondeductible excise tax. There is no requirement that a domestic TRS distribute its after-tax net income to its parent REIT or their stockholders and our U.S. TRSs may determine not to make any distributions to us. However, non-U.S. TRSs, such as Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, Whitney CLO I and Harvest CLO VII which we discuss in “Management's Discussion and Analysis of Financial Conditions and Results of Operations,” will generally be deemed to distribute their earnings to us on an annual basis for federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.

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
Resource TRS, Resource TRS II, Resource TRS III, Resource TRS IV, Resource TRS V, LTCC and Resource Residential, Inc. each will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. Income that is not distributed to us by our U.S. TRSs will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders. We anticipate that the aggregate value of the securities we hold in our TRSs will be less than 25% of the value of our total assets, including our TRS securities. We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm's-length basis. We cannot assure you, however, that we will be able to comply with such rules.
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
Many of the terms of our mortgage loans, mezzanine loans and B notes and the loans supporting our MBS have been modified and may in the future be modified to avoid foreclosure actions and for other reasons. If the terms of the loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange for tax purposes of the original loan for the modified loan. In Revenue Procedure 2011-16, the IRS addressed the treatment of modified mortgage loans and distressed debt for purposes of the REIT gross income and asset tests. Under existing Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of (1) the date we agreed to acquire or originate the loan or (2) in the event of certain significant modifications, the date we modified the loan, then a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan may not be treated as a qualifying “real estate asset” for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the 10% value test.
Revenue Procedure 2011-16 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the REIT gross income and asset tests in connection with a loan modification that is: (1) occasioned by a borrower default; or (2) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2011-16. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our mortgage loans, mezzanine loans and B notes and loans supporting our mortgage backed securities are significantly modified in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% value test. Unless we qualified for relief under certain cure provisions in the Code, such failures could cause us to fail to qualify as a REIT.
We and our subsidiaries have and may invest in future acquire distressed debt, including distressed mortgage loans, mezzanine loans, B notes and MBS. Revenue Procedure 2011-16 provides that the IRS will treat a distressed mortgage loan acquired by a REIT that is secured by real property and other property as producing in part non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2011-16 indicates that interest income on a loan will be treated as qualifying income based on the ratio of (1) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan and (2) the face amount of the loan (and not the purchase price or current value of the loan). The face amount of a distressed mortgage loan and other distressed debt will typically exceed the fair market value of the real property securing the debt on the date the REIT commits to acquire the debt. We believe that we will continue to invest in distressed debt in a manner consistent with complying with the 75% gross income test and maintaining our qualification as a REIT.
Revenue Procedure 2011-16 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the REIT gross income and asset tests in connection with a loan modification that is: (1) occasioned by a borrower default; or (2) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of the loan modifications have or will be qualify for the safe harbor in Revenue Procedure 2011-16. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our mortgage loans, mezzanine loans and B notes and loans supporting our MBS are significantly modified in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% value test. Unless we qualified for relief under certain cure provisions in the Code, such failures could cause us to fail to qualify as a REIT.

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
Philadelphia, Pennsylvania:
We maintain offices through our Manager.  Our Manager and Resource America maintains executive and corporate offices at One Crescent Drive in the Philadelphia Navy Yard, Philadelphia, Pennsylvania, under a lease for 13,484 square feet that expires in May 2019.  In addition, in October 2012 and amended in May 2013, Resource America signed a ten-year lease which commenced in August 2013 for 34,476 square feet of office space at 1845 Walnut Street, Philadelphia, Pennsylvania, an office building in which Resource America owns a 7% equity interest. The lease expires in September 2023.
New York, New York:
Resource America maintains additional executive offices in a 12,930 square foot location at 712 5th Avenue, New York, New York under a lease agreement that expires in July 2020.  A portion of this office space is sublet to The Bancorp, Inc., an affiliated entity of Resource America.

ITEM 3.	LEGAL PROCEEDINGS
We are not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5 .	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the NYSE under the symbol “RSO” since our initial public offering in February 2006. The following table sets forth for the indicated periods the high and low prices for our common stock, as reported on the NYSE, and the dividends declared and paid during our past two fiscal years:

	High	Low	Dividends Declared
December 31, 2013
Fourth Quarter	$6.23	$5.77	$0.20 (1)
Third Quarter	$6.64	$5.42	$0.20
Second Quarter	$6.72	$6.06	$0.20
First Quarter	$6.87	$5.81	$0.20

December 31, 2012
Fourth Quarter	$6.13	$5.36	$0.20
Third Quarter	$6.28	$5.27	$0.20
Second Quarter	$5.55	$5.09	$0.20
First Quarter	$5.99	$5.39	$0.20
_____________

(1)	We distributed a regular dividend of $0.20 on January 28, 2014, to stockholders of record as of December 31, 2013.
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
As of February 26, 2014, there were 128,420,570 common shares outstanding held by 452 persons of record.
See Item 12 - “Security Ownerships of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to securities authorized for issuance under our equity compensation plans.

Our 8.50% Series A Cumulative Redeemable Preferred Shares, or Series A Preferred Shares, are listed on the NYSE and traded under the symbol “RSOPrA.” The Series A Preferred Shares were first issued in the second and third quarter of 2012. We declared a dividend per share of $0.27153 on the Series A Preferred Shares for the second quarter of 2012, representing the pro ration of the specified dividend for the quarter for the period during which the Series A Preferred Shares were outstanding in the quarter. In each subsequent quarter, we have declared and paid the specified dividend per share of $0.53125. No dividends are currently in arrears on the Series A Preferred Shares.

Our 8.25% Series B Cumulative Redeemable Preferred Shares, or Series B Preferred Shares, are listed on the NYSE and traded under the symbol “RSOPrB.” The Series B Preferred Shares were first issued in the third and fourth quarter of 2012. We declared a dividend per share of $0.16042 on the Series B Preferred Shares for the third quarter of 2012, representing the pro ration of the specified dividend for the quarter for the period during which the Series B Preferred Shares were outstanding in the quarter. In each subsequent quarter, we have declared and paid the specified dividend per share of $0.515625. No dividends are currently in arrears on the Series B Preferred Shares.

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
Performance Graph
The following line graph presentation compares cumulative total shareholder returns of our common stock with the Russell 2000 Index and the NAREIT All REIT Index for the period from February 10, 2006 to December 31, 2013. The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the NAREIT All REIT Index on December 31, 2007, and that all dividends were reinvested. This data as furnished by the Research Data Group.

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

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Income Statement Data:
REVENUES:
Interest income	$117,976	$133,330	$109,874	$103,911	$97,593
Interest expense	61,010	42,792	32,186	36,466	45,427
Net interest income	56,966	90,538	77,688	67,445	52,166
Other revenues	3,456	5,156	11,162	330	85
Rental income	19,923	11,463	3,656	35	—
Net realized gain on sales of investment securities available-for-sale and loans	10,986	4,106	2,643	4,821	1,890
Net realized and unrealized (loss) gain on investment securities, trading	(324)	12,435	837	14,791	—
Total revenues	91,007	123,698	95,986	87,422	54,141

OPERATING EXPENSES	61,561	78,452	62,139	102,733	90,913

	29,446	45,246	33,847	(15,311)	(36,772)
OTHER REVENUE (EXPENSE)
Gain on consolidation	—	2,498	—	—	—
Gain on the extinguishment of debt	—	16,699	3,875	34,610	44,546
Gain on sale of real estate	16,616	—	—	—	—
Other income (expense)	391	—	(6)	148	(1,435)
Total other revenue	17,007	19,197	3,869	34,758	43,111
NET INCOME	$46,453	$64,443	$37,716	$19,447	$6,339
NET INCOME ALLOCABLE TO COMMON SHARES	$39,232	$63,199	$37,716	$19,447	$6,339

Consolidated Balance Sheet Data:
Cash and cash equivalents	$262,270	$85,278	$43,116	$29,488	$51,991
Restricted cash	63,309	94,112	142,806	168,192	85,125
Investment securities, trading	11,558	24,843	38,673	17,723	—
Investment securities available-for-sale, pledged as collateral, at fair value	162,608	195,200	136,188	57,998	39,304
Investment securities available-for-sale, at fair value	47,229	36,390	4,678	5,962	5,238
Investment securities held-to-maturity, pledged as collateral	—	—	—	29,036	31,401
Investment in real estate	29,778	75,386	48,027	—	—
Loans, pledged as collateral and net of allowances of $13.8 million, $17.7 million, $27.5 million, $34.2 million and $47.1 million	1,369,526	1,793,780	1,772,063	1,443,271	1,557,757
Loans held for sale	21,916	48,894	3,154	28,593	8,050
Investments in unconsolidated entities	74,438	45,413	47,899	6,791	3,605
Intangible assets	11,822	13,192	19,813	—	—
Total assets	2,151,427	2,478,251	2,284,724	1,934,200	1,791,404
Borrowings	1,319,810	1,785,600	1,794,083	1,543,251	1,534,874
Total liabilities	1,377,503	1,864,906	1,855,034	1,585,874	1,562,574
Total stockholders' equity	773,924	613,345	429,690	348,326	228,830

(Back to Index)

(Back to Index)

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
Per Share Data:
Dividends declared per common share	$0.80	$0.80	$1.00	$1.00	$1.15
Net income per share - basic	$0.33	$0.71	$0.54	$0.41	$0.25
Net income per share − diluted	$0.33	$0.71	$0.53	$0.41	$0.25

Weighted average number of shares outstanding - basic	118,478,672	88,410,272	70,410,131	47,715,082	25,205,403
Weighted average number of shares outstanding - diluted	120,038,973	89,284,488	70,809,088	47,907,281	25,355,821

(Back to Index)

(Back to Index)

ITEM 7 .	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward-looking statements.  Please see “Forward-Looking Statements” and “Risk Factors” in this report for a discussion of certain risks, uncertainties and assumptions associated with those statements.
We are a diversified real estate investment trust that is primarily focused on originating, holding and managing commercial mortgage loans and other commercial real estate-related debt and equity investments. We also make other commercial finance investments. We are organized and conduct our operations to qualify as a real estate investment trust, or REIT, under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies.  We invest in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets.  We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and have sought to mitigate interest rate risk through derivative instruments.
We are externally managed by Resource Capital Manager, Inc., or the Manager,an indirect wholly-owned subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, financial fund management and commercial finance operating segments.  As of September 30, 2013, Resource America managed approximately $16.6 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets, from management of assets and from hedging interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, other asset-backed securities, or ABS, and structured note investments.  We also generate revenues from the rental and other income from real properties we own, from management of externally originated bank loans and from our investment in an equipment leasing business.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loan, CMBS and ABS portfolios, we historically have used warehouse facilities as a short-term financing source and CDOs and CLOs, and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as long-term financing sources.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.
During December 31, 2013, the economic environment continued to be more positive in the United States, which resulted in several positive operating developments for us. Our ability to access the capital markets continued to improve, as evidenced by our common stock offering in April 2013, resulting in proceeds to us of $114.5 million, and by the success of our dividend reinvestment and share purchase program, or DRIP, which raised $19.2 million.  In addition, we supplemented our common equity issuances with issuances of preferred stock through an at-the-market program which resulted in proceeds of $56.8 million in 2013. We also completed a 6.0% convertible notes offering in October 2013 with proceeds of $111.1 million. This brought our total proceeds raised through our capital markets efforts to $301.6 million in 2013, after underwriting discounts and commissions and other offering expenses.

(Back to Index)

(Back to Index)

Although economic conditions in the United States have improved, previous conditions in real estate and credit markets continue to affect both us and a number of our commercial real estate borrowers.  Over a period of several years, we entered into loan modifications with respect to 17 of our outstanding commercial real estate loans.  During the past three years, we have added to our provision for loan losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of CMBS and ABS in our investment portfolio.  However, during 2012 and into December 31, 2013, the improved economic conditions led to a stabilization in the credit quality of our portfolio and, as a result, our provision for loan losses has decreased significantly for 2013. We expensed provisions of $3.0 million for the year ended December 31, 2013 as compared to provisions of $16.8 million for the year ended December 31, 2012. Our asset impairments have increased slightly, we recognized asset impairments of $863,000 for the year ended December 31, 2013 as compared to $180,000 for the year ended December 31, 2012.  We also saw a marked improvement in other comprehensive income with respect to our available for sale securities portfolio and interest rate derivatives, which declined to a loss of $14.0 million at December 31, 2013 from a loss of $27.1 million at December 31, 2012.  While we believe we have appropriately valued the assets in our investment portfolio at December 31, 2013, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.
Beginning in 2011, we began to see a loosening of the credit markets and were able to take advantage of the situation by establishing several new financing arrangements, a trend that continued in 2012 when we closed two financing facilities totaling $250.0 million with Wells Fargo Bank and in 2013 when we closed a $200.0 million financing facility with Deutsche Bank AG, or DB.  We continue to engage in discussions with potential financing sources about providing commercial real estate term financing to augment and cautiously grow our loan and security portfolio. We have expanded our borrowings with the use of term and additional repurchase agreements and are using them primarily to finance newly underwritten commercial real estate loans and the purchase of highly rated CMBS.   We anticipate replacing these short-term borrowings with longer term financing in the form of securitization borrowings as we did with our newest commercial real estate, or CRE securitization, a $307.8 million CLO in December 2013.  We expect to be able to continue the growth in our CRE portfolio to a critical amount required to access the securitization markets again during 2014. However, we caution investors that even as financing through the credit markets becomes more available, we may not be able to obtain economically favorable terms.
In terms of our investments and investment portfolio growth, we continued to see increased opportunities to deploy our capital. Beginning in October 2010 through December 31, 2013, we have underwritten 51 new CRE loans for a total of $664.2 million, some of which were financed by using capital recycled through our two real estate CDO securitizations. The balances were financed through our CRE term facilities and our new CRE securitization.  We also purchased 48 newly underwritten CMBS for $164.3 million beginning in February 2011 through December 31, 2013, all of which were financed with a Wells Fargo facility. We also purchased eight CMBS bonds for $32.4 million that were financed by our two CRE CDOs beginning in February 2011 through December 31, 2013. In addition, we purchased 19 CMBS bonds for $79.7 million that were financed by short-term repurchase agreements and also purchased 14 CMBS bonds for $75.3 million where no debt financing sources were utilized. We have used recycled capital in our bank loan CLO structures to make new investments at discounts to par.  We expect that the reinvested capital and related discounts will produce additional income as the discounts are accreted into interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CLO structures since we receive credit in these structures for these investments at par.  From net discounts of approximately $27.1 million at December 31, 2012, we recognized income of approximately $10.0 million in our bank loan CLO portfolio for 2013 and expect to accrete approximately $1.7 million into income in calendar year 2014. However, we have no further capacity in two of our bank loan collateralized loan obligation issuers, or CLOs, and two real estate CDOs have ended their reinvestment periods.  We continue to have reinvestment capacity in one bank loan CLO where the reinvestment period continues to May 2014.  We intend to use the existing capacity in our CMBS and CRE term credit facilities with Wells Fargo of $50.9 million and $207.6 million, respectively, and with Deutsche Bank of $200.0 million, as of February 28, 2014 to help finance new CRE and CMBS investments.
Conversely, we also saw a decline in our commercial finance assets, our bank loan portfolio as two of our CLOs were liquidated in 2013 and two or our CLOs have matured and as the collateral assets pay down, the proceeds are used to pay down the associated debt.  This trend has seen our net interest income from bank loans decline substantially in 2013. We expect to mitigate this trend by deploying capital into our middle-market lending business, which loans are similar in nature to bank loans, and in our growing commercial real estate lending platform.
Due to these recent developments, our increased ability to access credit markets, our recent capital markets efforts and our investment of a significant portion of our available unrestricted and restricted cash balances during 2013, we expect to continue to modestly increase our net interest income into 2014.  However, because we believe that economic conditions in the United States are fragile, and could be significantly harmed by occurrences over which we have no control, we cannot assure you that we will be able to meet our expectations, or that we will not experience net interest income reductions.

(Back to Index)

(Back to Index)

On October 31, 2013, we, through RCC Residential, Inc., our newly-formed taxable REIT subsidiary, acquired a residential mortgage origination company, Primary Capital Advisors LC, or PCA, an Atlanta based firm for $7.6 million in cash. In addition, a key employee of PCA was granted approximately $800,000 in shares of our common stock that was subsequently accounted for as compensation.  The shares of common stock were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Of the $7.6 million cash consideration, $1.8 million was set aside in an escrow account as a contingency for potential purchase price adjustments.  Our acquisition of PCA represents a return to the residential mortgage investment market, by providing us with our first residential mortgage origination platform. We intend to cautiously expand this business over the next 12 to 15 months while adding infrastructure, staff and new technology.
In the latter half of 2013, we provided a middle market lending operation operated by our Manager with funds to invest on our behalf. These funds were derived from proceeds of sales from a partial liquidation of our trading portfolio. Our first investments were in bank loans purchased in the secondary market; however, in December 2013, we closed on a self-originated loan.  We expect to grow this business in 2014, which will help mitigate the revenues lost as a result of the liquidation and run-off of several bank loan CLOs.
As of December 31, 2013 and 2012, we had invested 83% of our portfolio in CRE assets, 15% in commercial bank loans and 2% in other assets.
Results of Operations
Our net income allocable to common shares for the year ended December 31, 2013 was $39.2 million, or $0.33 per share (basic and diluted) as compared to net income allocable to common shares of $63.2 million, or $0.71 per share (basic and diluted) for the year ended December 31, 2012, and as compared to net income allocable to common shares of $37.7 million, or $0.54 per share-basic ($0.53 per share-diluted) for the year ended December 31, 2011.
Interest Income
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Years Ended
	December 31,
	2013	2012	2011
Interest income:
Interest income from loans:
Bank loans	$54,143	$71,511	$54,833
Commercial real estate loans	45,312	37,519	31,906
Total interest income from loans	99,455	109,030	86,739

Interest income from securities:
CMBS-private placement	11,411	11,358	9,290
ABS	1,399	1,503	1,613
Corporate bonds	814	368	—
Residential mortgage-backed securities, or RMBS	685	1,067	1,521
Total interest income from securities	14,309	14,296	12,424

Interest income - other:
Preference payments on structured notes (1)	3,918	9,773	10,432
Temporary investment in over-night repurchase agreements	294	231	279
Total interest income - other	4,212	10,004	10,711
Total interest income	$117,976	$133,330	$109,874

(Back to Index)

(Back to Index)

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Weighted Average		Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	5.54%	$975,032	5.94%	$1,189,898	5.63%	$963,427
Commercial real estate loans	5.81%	$767,287	5.25%	$701,836	4.95%	$646,121

Interest income from securities:
CMBS-private placement	4.93%	$229,272	5.22%	$216,460	5.65%	$160,593
ABS	5.06%	$27,399	4.80%	$32,087	4.85%	$32,879
Corporate bonds	3.91%	$20,220	4.29%	$8,237	N/A	N/A
RMBS	5.55%	$12,348	3.10%	$34,396	2.93%	$51,844

Preference payments on structured notes	10.10%	$38,778	19.07%	$51,239	32.95%	$31,663

(Back to Index)

(Back to Index)

The following tables summarize interest income for the years indicated (in thousands, except percentages):

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
Year Ended December 31, 2013:
Bank loans	4.26%	$(3,676)	$9,485	$41,932	$2,726	$54,143
Commercial real estate loans	5.57%	$(92)	35	43,926	1,351	45,312
Total interest income from loans			9,520	85,858	4,077	99,455
CMBS-private placement	3.74%	$(6,583)	2,050	9,361	—	11,411
RMBS			—	685	—	685
ABS	2.06%	$(2,394)	681	718	—	1,399
Corporate bonds	4.13%	$(68)	(18)	832	—	814
Total interest income from securities			2,713	11,596	—	14,309
Preference payments on structured notes			—	3,918	—	3,918
Other			—	294	—	294
Total interest income - other			—	4,212	—	4,212
Total interest income			$12,233	$101,666	$4,077	$117,976
Year Ended December 31, 2012:
Bank loans	4.25%	$(24,465)	$17,784	$51,580	$2,147	$71,511
Commercial real estate loans	5.05%	$(127)	33	35,759	1,727	37,519
Total interest income from loans			17,817	87,339	3,874	109,030
CMBS-private placement	3.60%	$(8,011)	2,635	8,723	—	11,358
RMBS			—	1,067	—	1,067
ABS	2.41%	$(3,145)	718	785	—	1,503
Corporate bonds	3.69%	$479	(26)	394	—	368
Total interest income from securities			3,327	10,969	—	14,296
Preference payments on structured notes			—	9,773	—	9,773
Other			—	231	—	231
Total interest income - other			—	10,004	—	10,004
Total interest income			$21,144	$108,312	$3,874	$133,330
Year Ended December 31, 2011:
Bank loans	3.76%	$(31,787)	$15,539	$36,932	$2,362	$54,833
Commercial real estate loans	4.64%	$(160)	12	30,249	1,645	31,906
Total interest income from loans			15,551	67,181	4,007	86,739
CMBS-private placement	3.60%	$(13,391)	3,270	6,020	—	9,290
RMBS			—	1,521	—	1,521
ABS	2.60%	$(3,812)	524	1,089	—	1,613
Other ABS			—	—	—	—
Total interest income from securities			3,794	8,630	—	12,424
Preference payments on structured notes			—	10,432	—	10,432
Other			—	279	—	279
Total interest income - other			—	10,711	—	10,711
Total interest income			$19,345	$86,522	$4,007	$109,874

Year Ended December 31, 2013 as compared to Year Ended December 31, 2012
Aggregate interest income decreased $15.4 million (12%) to $118.0 million for the year ended December 31, 2013, from $133.3 million for the year ended December 31, 2012. We attribute this decrease to the following:
Interest Income from Loans. Aggregate interest income from loans decreased $9.6 million (9%) to $99.5 million for the year ended December 31, 2013 from $109.0 million for the year ended December 31, 2012.

(Back to Index)

(Back to Index)

Interest income on bank loans decreased $17.4 million (24%) to $54.1 million for the year ended December 31, 2013 from $71.5 million for the year ended December 31, 2012, which principally was the result of the following:

•
a decrease in the weighted average loan balance of $214.9 million to $975.0 million for the year ended December 31, 2013 from $1.2 billion for the year ended December 31, 2012, principally due to two of our CLOs, Apidos CLO VIII and Whitney CLO I , liquidating in September 2013 and October 2013, respectively. In addition, two of our remaining CLOs (Apidos CLO I and Apidos CLO III) had reached the end of their reinvestment periods in prior years and, as a result, any principal collected is used to pay down notes instead of being reinvested in new assets. For the year ended December 31, 2013, Apidos CLO I and Apidos CLO III paid down a total of $173.2 million par value of loans; and

•
a decrease in the weighted average yield to 5.54% for the year ended December 31, 2013 as compared to 5.94% for the year ended December 31, 2012, primarily as a result of the decrease in accretion income from Apidos CLO VIII and Whitney CLO I as a result of their liquidation, as well as a decrease in accretion income from Apidos CDO I and Apidos CDO III resulting from decreasing asset and discount balances as both securitizations reached the end of their reinvestment periods.

Interest income on commercial real estate, or CRE, loans increased $7.8 million (21%) to $45.3 million for the year ended December 31, 2013, as compared to $37.5 million for the year ended December 31, 2012.  This increase is a result of the following combination of factors:

•
an increase in the weighted average yield to 5.81% during the year ended December 31, 2013 from 5.25% during the year ended December 31, 2012 as a result of newly originated real estate loans with higher stated interest rates than our legacy portfolio and as a result of exit fees from seven loans that paid off during the year ended December 31, 2013; and

•
an increase of $65.5 million in the weighted average loan balance to $767.3 million for the year ended December 31, 2013 from $701.8 million for the year ended December 31, 2012 as we reinvested proceeds from payoffs and paydowns, classified as restricted CDO cash on our balance sheet, beginning in the fourth quarter of 2011, with the majority of these proceeds being reinvested during the second and third quarters of 2012. In addition, we began to originate new loans financed by our Wells Fargo CRE credit facility coupled with new equity raised and closed a new CRE securitization in December 2013.

Interest Income from Securities.  Aggregate interest income from securities increased $13,000 (0.1%) to $14.3 million for the year ended December 31, 2013 from $14.3 million for the year ended December 31, 2012.  The increase in interest income from securities resulted principally from the following:
Interest income on CMBS-private placement increased $53,000 (less than 1%) to $11.4 million for the year ended December 31, 2013 as compared to $11.4 million for the year ended December 31, 2012.  The slight increase resulted from an increase in the weighted average balance of assets of $12.8 million during the year ended December 31, 2013 to $229.3 million from $216.5 million for the year ended December 31, 2012 primarily as a result of the purchase of assets on our Wells Fargo CMBS facility beginning in February 2011 and purchases using three short-term repurchase agreements as well as proceeds from our common and preferred stock offerings.  This was partially offset by the reclassification of assets to linked transactions when certain assets were financed.
The increase in interest income on CMBS-private placement as a result of the increase in the weighted average balance was almost completely offset by a decrease in the weighted average yield of assets to 4.93% for the year ended December 31, 2013 from 5.22% for the year ended December 31, 2012 primarily as a result of the decrease in accretion income caused by higher purchase prices on newer securities. The new assets financed by our Wells facility were typically purchased at a premium. Our legacy CMBS assets had previously been purchased at a discount. Interest income from ABS decreased $104,000 (7%) to $1.4 million for the year ended December 31, 2013 from $1.5 million for the year ended December 31, 2012 as a result of a decrease of $4.7 million in the weighted average loan balance to $27.4 million for the year ended December 31, 2013, from $32.1 million for the year ended December 31, 2012, as a result of $6.8 million in paydowns from October 2012 through December 2013. The decrease in the weighted average balance was partially offset by an increase in the weighted average yield during the year ended December 31, 2013 to 5.06% from 4.80% during the year ended December 31, 2012 as a result of the paydowns during 2013, which accelerated accretion income recognition.
Interest income from corporate bonds increased $446,000 (121%) to $814,000 for the year ended December 31, 2013 from $368,000 for the year ended December 31, 2012 and was the result of our acquisition in October 2012 and in May 2013 of 66.6% and 1.7%, respectively, of the equity in Whitney CLO I which resulted in us consolidating this entity that held some corporate bonds. Whitney CLO I was subsequently liquidated in October 2013.

(Back to Index)

(Back to Index)

Interest income on RMBS decreased $382,000 (36%) to $685,000 for the year ended December 31, 2013 as compared to $1.1 million for the year ended December 31, 2012. The decrease is almost entirely the result of the sale of four positions during the year ended December 31, 2012 and two positions during the year ended December 31, 2013.
Interest Income - Other.  Aggregate interest income-other decreased $5.8 million (58%) to $4.2 million for the year ended December 31, 2013 as compared to $10.0 million for the year ended December 31, 2012 and is primarily related to the divestiture of a large portion of our trading securities investment program with Resource Capital Markets, Inc., a wholly-owned subsidiary of Resource America, that invested $13.0 million of our funds under an investment management agreement.  The payments vary from period to period and are based on cash flows from the underlying securities rather than on a contractual interest rate. The decrease of the weighted average balance of assets of $12.5 million to $38.8 million for the year ended December 31, 2013 as compared to $51.2 million for the year ended December 31, 2012 and was primarily related to the sale of 12 securities in September 2012, which has significantly reduced the balance of investments held in trading securities. The remaining portfolio has decreased substantially as there were eight positions at December 31, 2013 and 26 positions at December 31, 2012, and as a result, there are fewer available distributions from the positions to recognize.
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
Interest income on bank loans increased $16.7 million (30%) to $71.5 million for the year ended December 31, 2012 from $54.8 million for the year ended December 31, 2011. The increase for the year ended December 31, 2012 resulted primarily from the following:

•
an increase in the weighted average loan balance of $226.5 million to $1.2 billion for the year ended December 31, 2012 from $963.4 million for the year ended December 31, 2011, principally as a result of our new CLO, Apidos CLO VIII , for which we began acquiring assets in July 2011, and Whitney CLO I, which we began consolidating in October 2012 when we acquired a controlling interest. The increase in the weighted average balance was partially offset by a decrease in the loan asset balances at Apidos CLO I and Apidos CLO III as both have reached the end of their reinvestment period and are now required to use principal proceeds from bank loan payoffs and paydowns to repay outstanding debt. For the year ended December 31, 2012, Apidos CLO I and Apidos CLO III paid down a total of $151.2 million par value of CLOs; and

•
an increase in the weighted average yield to 5.94% for the year ended December 31, 2012 as compared to 5.63% for the year ended December 31, 2011, primarily as a result of the increase in accretion income from Apidos CLO VIII for which we began acquiring assets in July 2011. The increase in accretion income from Apidos CLO VIII was partially offset by a decrease in accretion income from Apidos CLO I and Apidos CLO III as those CLOs have decreasing asset and discount balances as both have reached the end of their reinvestment periods.

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

(Back to Index)

(Back to Index)

Interest income on CMBS-private placement increased $2.1 million (22%) to $11.4 million for the year ended December 31, 2012 as compared to $9.3 million for the year ended December 31, 2011.  The increase resulted from an increase in the weighted average balance of assets of $55.9 million during the year ended December 31, 2012 to $216.5 million from $160.6 million for the year ended December 31, 2011 primarily as a result of the purchase of assets on our Wells Fargo CMBS facility beginning in February 2011 as well as purchases using proceeds from our stock offerings in 2012.  The increase in interest income on CMBS-private placement was partially offset by a decrease in the weighted average yield of assets to 5.22% for the year ended December 31, 2012 from 5.65% for the year ended December 31, 2011 primarily as a result of the decrease in accretion income during the year ended December 31, 2012. In 2012, securities were purchased at a net premium as opposed to the net discount of our purchases in prior years.
Interest Income - Other. Aggregate interest income-other decreased $707,000 (7%) to $10.0 million for the year ended December 31, 2012, as compared to $10.7 million for the year ended December 31, 2011 and is primarily related to our trading securities investment program with Resource Capital Markets, Inc. which invested $13.0 million of our funds under an investment management agreement.  The payments vary from period to period and are based on cash flows from the underlying securities rather than on a contractual interest rate. The decrease for the year ended December 31, 2012 was primarily related to the sale of 12 securities in September 2012 which resulted in the ceasing of preference share payments related to those securities as of their disposition.
Interest Expense
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Years Ended
	December 31,
	2013	2012	2011
Interest expense:
Bank loans	$34,463	$21,781	$11,348
Commercial real estate loans	9,038	7,566	6,397
CMBS-private placement	836	1,024	547
Hedging instruments	6,751	7,266	8,415
Securitized borrowings	5,531	1,993	1,859
Convertible senior notes	1,480	—	—
General	2,911	3,162	3,620
Total interest expense	$61,010	$42,792	$32,186

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Weighted Average		Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance	Yield	Balance
Interest expense:
Bank loans	3.54%	$961,742	1.83%	$1,174,495	1.16%	$981,000
Commercial real estate loans	2.15%	$416,513	1.62%	$458,032	1.28%	$499,416
CMBS-private placement	1.72%	$48,953	2.09%	$47,533	2.75%	$19,462
Hedging instruments	5.35%	$123,999	5.13%	$138,581	5.27%	$160,132
Securitized borrowings (1)	30.02%	$18,568	8.79%	$21,399	42.90%	$4,347
Convertible senior notes	6.61%	$22,685	N/A	N/A	N/A	N/A
General	4.65%	$61,720	4.75%	$65,148	6.39%	$57,249

(1)
Third party equity holders interest is accounted for as interest expense in our statements of income using an imputed interest rate on the underlying subordinated debt.  2011 amounts do not include a change in an accounting estimate made in 2011.

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization		Interest Expense		Other	Total
Year Ended December 31, 2013:
Bank loans	1.34%	$171	$6,131	(1)	$28,332	(1)	$—	$34,463
Commercial real estate loans	1.55%	$2,554	2,209		6,829		—	9,038
CMBS-private placement	1.41%	$12	151		685		—	836
Hedging	5.03%	$171	—		6,751		—	6,751
Securitized borrowings	30.02%	$—	—		5,531		—	5,531
Convertible senior notes	6.00%	$8,465	138		1,342		—	1,480
General	4.21%	$543	192		2,719		—	2,911
Total interest expense			$8,821		$52,189		$—	$61,010

Year Ended December 31, 2012:
Bank loans	1.36%	$7,102	$2,846		$18,935		$—	$21,781
Commercial real estate loans	1.08%	$610	2,292		5,274		—	7,566
CMBS-private placement	1.52%	$23	271		753		—	1,024
Hedging	4.97%	$932	—		7,266		—	7,266
Securitized borrowings	14.40%	$—	—		3,195		(1,202)	1,993
General	4.43%	$734	65		3,097		—	3,162
Total interest expense			$5,474		$38,520		$(1,202)	$42,792

Year Ended December 31, 2011:
Bank loans	0.94%	$9,948	$1,894	$9,454	$—	$11,348
Commercial real estate loans	0.97%	$2,918	1,447	4,950	—	6,397
CMBS-private placement	1.48%	$494	247	300	—	547
Hedging	4.95%	$1,160	—	8,415	—	8,415
Securitized borrowings	15.27%	$—	—	1,859	—	1,859
General	5.75%	$917	46	3,574	—	3,620
Total interest expense			$3,634	$28,552	$—	$32,186
Year Ended December 31, 2013 as compared to Year Ended December 31, 2012
Aggregate interest expense increased $18.2 million (43%) to $61.0 million for the year ended December 31, 2013, from $42.8 million for the year ended December 31, 2012. We attribute this increase to the following:
Interest expense on bank loans was $34.5 million for the year ended December 31, 2013 as compared to $21.8 million for the year ended December 31, 2012, an increase of $12.7 million (58%). This increase resulted primarily from the increase in the weighted average yield to 3.54% for the year ended December 31, 2013 as compared to 1.83% for the year ended December 31, 2012 primarily due to an increase in expense related to Apidos CLO VIII and Whitney CLO I which was liquidated in September 2013 and October 2013, respectively. This accelerated the original issue discount and deferred issuance costs recorded when these CLOs were initially consolidated.

(Back to Index)

(Back to Index)

The increase in interest expense resulting from the increase in the weighted average yield was partially offset by a decrease in the weighted average balance of the related financings of $212.8 million (18%) to $961.7 million for the year ended December 31, 2013 as compared to $1.2 billion for the year ended December 31, 2012 due to the call and liquidation of Apidos CLO VIII and Whitney CLO I in September 2013 and October 2013, respectively, which resulted in the paydown of all outstanding notes. In addition, Apidos CDO I and Apidos CDO III reached the end of their reinvestment periods in prior years. During the year ended December 31, 2013, Apidos CDO I paid down $116.1 million in principal amount of its CDO notes and Apidos CDO III paid down $75.9 million in principal amount of its CDO notes.
Interest expense on CRE loans was $9.0 million for the year ended December 31, 2013, as compared to $7.6 million for the year ended December 31, 2012, an increase of $1.5 million (19%) as a result of increase in the weighted average yield to 2.15% for the year ended December 31, 2013 as compared to 1.62% for the year ended December 31, 2012 which was due primarily to note paydowns which increased the weighted average cost of these borrowings as the lower yield debt was repaid as required in the indenture agreements.
The increase in interest rate on commercial real estate loans was partially offset during the year ended December 31, 2013 by a decrease in the weighted average balance of debt of $41.5 million to $416.5 million from $458.0 million for the year ended December 31, 2012, primarily as a result of the debt amortization of Resource Real Estate Funding CDO 2006-1, or RREF CDO 2006-1, and Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, as they reached the end of their reinvestment periods in prior years. During the year ended December 31, 2013, the CDOs paid down a total of $129.2 million of notes.
Hedge expense decreased $515,000 (7%) to $6.8 million for the year ended December 31, 2013 as compared to $7.3 million for the year ended December 31, 2012. The decrease in the hedging expense was primarily due to the scheduled amortization on swaps and, to a lesser extent, changes in LIBOR.
Securitized borrowings expense increased $3.5 million to $5.5 million for the year ended December 31, 2013 as compared to $2.0 million for the year ended December 31, 2012. This interest expense is related to our subordinated investments in Apidos CLO VIII and Whitney CLO I. The interest expense is imputed using an estimated internal rate of return based on expected cash flows over the life of each CLO. The increase for the year ended December 31, 2013 was due to acceleration of expense as a result of the liquidation of these CLOs.
Interest expense on convertible senior notes was $1.5 million. In October 2013, we closed and issued $115.0 million aggregate principal amount of our 6.00% convertible senior notes due 2018.
Year Ended December 31, 2012 as compared to Year Ended December 31, 2011
Aggregate interest expense decreased $10.6 million (33%) to $42.8 million for the year ended December 31, 2012, from $32.2 million for the year ended December 31, 2011. We attribute this decrease to the following:
Interest expense on bank loans was $21.8 million for the year ended December 31, 2012, as compared to $11.3 million for the year ended December 31, 2011, an increase of $10.4 million (92%). This increase resulted primarily from the following:

•
an increase in the weighted average balance of the related financings of $193.5 million (20%) to $1.2 billion for the year ended December 31, 2012 as compared to $981.0 million for the year ended December 31, 2011 due to the closing of our new CLO, Apidos CLO VIII, which occurred in October 2011 and from the consolidation of Whitney CLO I in which we acquired a controlling interest in October 2012. The increase in weighted average balance of financings from the two new CLOs was partially offset by the debt amortization of Apidos CDO I and Apidos CDO III as they reached the end of their reinvestment periods in July 2011 and June 2012, respectively. During the period July, 31, 2011 through December 31, 2012, Apidos CDO I paid down $116.3 million in principal amount of its CDO notes. During the period from July 1, 2012 through December 31, 2012, Apidos CDO III paid down $40.5 million in principal amount of its CDO notes; and

•
an increase in the weighted average rate to 1.83% for the year ended December 31, 2012 from 1.16% for the year ended December 31, 2011 primarily as a result of the increase in LIBOR, a reference index for the rates payable on most of these financings as well as a full year of interest expense on Apidos CLO VIII which has a higher weighted average rate than our legacy Apidos CLOs as a result of market conditions as the time that Apidos CLO VIII was closed.

(Back to Index)

(Back to Index)

Interest expense on commercial real estate loans was $7.6 million for the year ended December 31, 2012, as compared to $6.4 million for the year ended December 31, 2011, an increase of $1.2 million (18%). This increase resulted primarily from the acceleration of deferred debt issuance costs on RREF CDO 2007-1 as a result of note repurchases and deferred debt issuance costs on our new credit facility during the year ended December 31, 2012, which increased the weighted average cost of these borrowings.
Interest expense on CMBS-private placement increased $477,000 (87%) to $1.0 million for the year ended December 31, 2012 as compared to $547,000 for the year ended December 31, 2011. The increase is due entirely to a Master Repurchase Agreement with Wells Fargo Bank that we entered into in February 2011 to use in acquiring highly-rated CMBS.
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
This increase was partially offset by a decrease in general interest expense of $458,000 (13%) to $3.2 million for the year ended December 31, 2012 as compared to $3.6 million for the year ended December 31, 2011. The decrease is primarily the result of the expiration of a two-year amendment on our trust preferred securities, or TRUPs, on September 30, 2011 which reduced the contractual interest rate on our TRUPs by 2%.
Other Revenue
The following table sets forth information relating to our other revenue incurred for the periods presented (in thousands):

	Years Ended
	December 31,
	2013	2012	2011
Other revenue:
Rental income	$19,923	$11,463	$3,656
Dividend income	273	69	3,045
Equity in net earnings (losses) of unconsolidated subsidiaries	949	(2,709)	112
Fee income	6,075	7,068	7,789
Net realized gain on investment securities available-for-sale and loans	10,986	4,106	2,643
Net realized and unrealized (loss) gain on investment securities, trading	(324)	12,435	837
Unrealized (loss) gain and net interest income on linked transactions, net	(3,841)	728	216
Total other revenue	$34,041	$33,160	$18,298
Year Ended December 31, 2013 as compared to Year Ended December 31, 2012
Rental income increased $8.5 million (74%) to $19.9 million for the year ended December 31, 2013 as compared to $11.5 million for the year ended December 31, 2012. The increase is primarily related to a full year of income generated by a hotel property in 2013 which we acquired by converting a loan to an equity position in September 2012. The hotel was held for sale at December 31, 2013.
Equity in net earnings (losses) of unconsolidated subsidiaries increased $3.7 million (135%) to earnings of $949,000 during the year ended December 31, 2013 from a loss of $2.7 million for the year ended December 31, 2012. The increase in earnings was primarily related to our investment in LCC for which we realized a loss of $183,000 for the year ended December 31, 2013 as compared to a loss of $3.3 million for the year ended December 31, 2012. In addition, we recognized $1.2 million of income related to our investment in CVC Global Credit Opportunities Fund, L.P. There was no such investment during the year ended December 31, 2012.

(Back to Index)

(Back to Index)

Fee income decreased $993,000 (14%) to $6.1 million for the year ended December 31, 2013 from $7.1 million for the year ended December 31, 2012. This income is primarily related to our February 2011 acquisition of a company that manages bank loan assets and entitled us to collect senior, subordinated and incentive fees related to five CLOs. The decrease during the year ended December 31, 2013 is related to the consolidation of Whitney CLO I in October 2012 due to our acquisition of a controlling interest. As a result of consolidation, the related fee income terminated. In October 2013, this CLO was liquidated. In addition, a second CLO in that portfolio liquidated in January 2013 and, as a result, no longer provides fee income.
Net realized gain on investment securities available-for-sale and loans increased $6.9 million (168%) to $11.0 million for for the year ended December 31, 2013 from $4.1 million for the year ended December 31, 2012. The increase for the year ended December 31, 2013 is primarily due to gains of $5.0 million as a result of the liquidation of Apidos CLO VIII in October 2013 as well as gains of $2.2 million on the sales of residential mortgage loans, a business we acquired in October 2013.
Net realized and unrealized (loss) gain on investment securities, trading decreased $12.8 million (103%) to a loss of $324,000 during the year ended December 31, 2013 as compared to a gain of $12.4 million during the year ended December 31, 2012 primarily, as a result of a sale of nine securities in 2013 and 12 securities in September 2012, which has significantly reduced the balance of investments held in trading securities. The remaining portfolio has decreased substantially as we held eight positions and 13 positions at December 31, 2013 and December 31, 2012, respectively, and as a result, there is less opportunity to realize gains. In addition, marks decreased at December 31, 2013 as a result of a downturn in the market for these types of securities.
Realized (loss) gain and net interest income on linked transactions, net, decreased $4.6 million (628%) to a loss of $3.8 million for the year ended December 31, 2013 from a gain of $728,000 for the year ended December 31, 2012 . The amounts are related to our CMBS securities that are purchased with repurchase agreements with the same counterparty from whom the securities are purchased. These transactions are entered into contemporaneously or in contemplation of each other and are presumed not to meet sale accounting criteria. We account for these transactions on a net basis and record a forward purchase commitment to purchase securities (each, a “linked transaction”) at fair value. The increase in expense for the year ended December 31, 2013 resulted from the change in market value of our linked transactions with longer duration to maturity at December 31, 2013 as compared to December 31, 2012.
Year Ended December 31, 2012 as compared to Year Ended December 31, 2011
Rental income was $11.5 million and $3.7 million for the years ended December 31, 2012 and 2011, respectively, and is related to our investments in real estate and to a lesser extent, our property available-for-sale. We acquired two properties in June 2011 and one property in August 2011 (a full year of whose results were reflected in 2012) and one property in September 2012.
We received dividend income of $69,000 and $3.0 million for the years ended December 31, 2012 and 2011, respectively. Substantially all of our dividend income for the year ended December 31, 2011 is related to a transaction whereby on November 16, 2011, we entered into an agreement and exchanged our old preferred interest in LEAF Commercial Capital, Inc., or LCC, an equipment leasing company, for a new preferred interest in LCC as part of LCC's recapitalization.  We have accounted for our resulting interest under the equity method subsequent to November 16, 2011 and, therefore, we no longer record dividend income from this investment.  As of November 16, 2011, we record our equity interest in other income (expense). For the year ended December 31, 2012, we recorded a loss of $3.3 million on our equity interest.
We generated management fee income of $7.1 million and $7.8 million for the years ended December 31, 2012 and 2011, respectively, which is related to our February 2011 acquisition of a company that manages bank loan assets that entitles us to collect senior, subordinated, and incentive fees related to five collateralized loan obligation issuers, or CLOs. The decrease during the year ended December 31, 2012 is primarily related to the consolidation of Whitney CLO I in October 2012 as a result of our acquisition of a controlling interest. As a result of consolidation, the related fee income eliminates in consolidation.
Net realized gains on investment securities available-for-sale and loans increased $1.5 million (55%) to $4.1 million for the year ended December 31, 2012 from $2.6 million for the year ended December 31, 2011. The increase for the year ended December 31, 2012 is primarily the result of net loss of $2.4 million on the sale of ABS during the year ended December 31, 2011 which did not recur in 2012. In addition, during the year ended December 31, 2012, there were $1.1 million more in gains from the sales from Apidos loans as compared to the year ended December 31, 2011. These increases were partially offset by $2.1 million less in gains from the sale of CMBS securities during the year ended December 31, 2012.

(Back to Index)

(Back to Index)

Net realized and unrealized gain on investment securities, trading increased $11.6 million (1,386%) to $12.4 million during the year ended December 31, 2012 as compared to $837,000 for the year ended December 31, 2011 primarily as a result of an improvement in market prices related to the securities in this portfolio in September 2012. We were able to take advantage of this rally and sold nine securities-trading, for which we recognized realized net gains of $6.2 million during the three months ended September 30, 2012.
Operating Expenses
The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	Years Ended
	December 31,
	2013	2012	2011
Operating expenses:
Management fees − related party	$14,220	$18,512	$11,022
Equity compensation − related party	10,472	4,636	2,526
Rental operating expense	14,062	8,046	2,743
General and administrative - Corporate (1)	12,305	9,773	8,399
General and administrative - PCA (1)	3,805	—	—
Depreciation and amortization	3,855	5,885	4,619
Income tax (benefit) expense	(1,041)	14,602	12,036
Net impairment losses recognized in earnings	863	180	6,898
Provision for loan losses	3,020	16,818	13,896
Total operating expenses	$61,561	$78,452	$62,139

(1)	Total general and administrative expense per the consolidated statements of income was $16.1 million, $9.8 million and $8.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Year Ended December 31, 2013 as compared to the Year Ended December 31, 2012
Management fees - related party decreased $4.3 million (23%) to $14.2 million for the year ended December 31, 2013 as compared to $18.5 million for the year ended December 31, 2012. This expense represents compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio. The changes are described below:

•
Incentive management fees to our Manager, which are based upon the excess of adjusted operating earnings, as defined in the management agreement, over a variable base rate, decreased $4.0 million (68%) to $1.9 million for the year ended December 31, 2013 from $6.0 million for the year ended December 31, 2012. The decrease in this fee was primarily the result of realized losses on the charge-off of assets in our CRE and Apidos portfolios. The incentive fee is calculated for each quarter and the calculation in any quarter is not affected by the results of any other quarter.

•
Base management fees increased by $3.2 million (39%) to $11.6 million for the year ended December 31, 2013 as compared to $8.3 million for the year ended December 31, 2012. This increase was due to increased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $92.2 million of proceeds from the sales of common stock through our Dividend Reinvestment and Stock Purchase Plan, or DRIP, from January 1, 2012 through December 31, 2013 as well as the receipt of $55.6 million from the proceeds from our September 2012 secondary common stock offering and the receipt of $114.5 million from the proceeds of our April 2013 secondary common stock offering. In addition, we had two issuances of preferred stock. First, in June 2012 we sold $6.0 million 8.5% Series A cumulative preferred stock, or Series A preferred stock. Then in October 2012, we issued $24.2 million of 8.25% Series B cumulative preferred stock, or Series B preferred stock. We also entered into at-the-market sales agreements and sold $9.9 million of Series A and $35.6 million of Series B preferred stock through December 31, 2013, respectively.

•
Incentive management fees related to our structured finance manager decreased by $4.1 million (96%) to $158,000 for the year ended December 31, 2013 as compared to $4.2 million for the year ended December 31, 2012. The decrease in fees is primarily related to the sale of 12 securities in September 2012, resulting in fewer assets earning subordinated payments as well as the decrease in the remaining market value on these securities due to a downturn in the market for these types of assets during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

(Back to Index)

(Back to Index)

Equity compensation - related party increased $5.8 million (126%) to $10.5 million for the year ended December 31, 2013 as compared to $4.6 million for the year ended December 31, 2012. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager as well as employees through our recently acquired residential mortgage company subsidiary. The increase in expense was primarily the result of the issuance of new grants during 2013 and 2012 as well as the increase in our stock price and its impact on our quarterly remeasurement of the value of unvested stock of non-employees.
Rental operating expense increased $6.0 million (75%) to $14.1 million for the year ended December 31, 2013 as compared to $8.0 million for the year ended December 31, 2012 and is primarily related to having, in 2013, a full year operations of a hotel property we acquired by conversion of a loan to equity in September 2012. This hotel is held for sale at December 31, 2013.
General and administrative expense - Corporate increased $2.5 million (26%) to $12.3 million for the year ended December 31, 2013 as compared to $9.8 million million for the year ended December 31, 2012. The increase is primarily the result of the following combination of factors:

•	an increase of $660,000 related to the reimbursement of office overhead, travel costs and hiring costs for loan origination efforts based in various locations;

•
an increase of $304,000 primarily related to the payment of fees to the investment committee of our board of directors for their services. We resumed paying these fees in April 2012. In addition, two additional board members were added in March 2013 and June 2013; and

•	an increase of $400,000 in payroll expense due to the hiring of additional accounting personnel.
General and administrative expense - PCA was $3.8 million and is related to the acquisition of PCA, a mortgage origination business in October 2013.
Depreciation and amortization decreased $2.0 million (34%) to $3.9 million for the year ended December 31, 2013 as compared to $5.9 million for the year ended December 31, 2012. The decrease was the result of the reclassification as held-for-sale of one property in the third quarter of 2013. At the time of the reclassification, we ceased depreciation of the asset. In addition, amortization on our intangible assets decreased as a result of the liquidation of one of our related CLOs in January 2013 for which the majority of expense was recognized in December 2012 and as a result of the consolidation of a CLO which caused the amortization of the related intangible asset to be accelerated into the fourth quarter of 2012.
Income tax expense decreased $15.6 million (107%) to a benefit of $1.0 million for the year ended December 31, 2013 as compared to expense of $14.6 million for the year ended December 31, 2012. The decrease in income tax expense is primarily attributable to the liquidation of Apidos CLO VIII and Whitney CLO I beginning in September 2013 and October 2013, respectively. The liquidation caused acceleration of note discount and deferred debt amortization as well as accelerated interest expense on subordinated notes. In addition, we had fewer realized gains on sales in our trading portfolio during the year ended December 31, 2013 after selling 12 securities in September 2012 and realizing gains then.
Our provision for loan losses decreased $13.8 million (82%) to $3.0 million for the year ended December 31, 2013, as compared to $16.8 million for the year ended December 31, 2012. The following table summarizes the information relating our loan losses for the periods presented (in thousands):

	Years Ended
	December 31,
	2013	2012
CRE loan portfolio	$2,686	$5,225
Bank loan portfolio	334	11,593
Total provision for loan losses	$3,020	$16,818
CRE Loan Portfolio Provision
The principal reason for the decrease during the year ended December 31, 2013 as compared to the year ended December 31, 2012 was three positions for which we took provisions during the year ended December 31, 2012. The positions had a total par value of $41.8 million and were written down to $37.3 million for a weighted average write down percentage of 10.9% of par. During the year ended December 31, 2013, we took a provision was primarily for one previously impaired loan due to further credit deterioration of the borrower.

(Back to Index)

(Back to Index)

Bank Loan Portfolio Provision
The bank loan provision decreased by $11.3 million for the year ended December 31, 2013 to $334,000 as compared to $11.6 million for the year ended December 31, 2012. The principal reason for the decrease for the year ended December 31, 2013 was due to improved credit conditions as well as the sales and payoffs of five loans in the general reserve and two impaired loans that were sold and written off during the year ended December 31, 2013. All five loans had been reserved in prior periods.
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

•
Incentive management fees to our Manager, which are based upon the excess of adjusted operating earnings over a variable base rate, increased $4.3 million (247%) to $6.0 million for the year ended December 31, 2012 from $1.7 million for the year ended December 31, 2011. The increase in these fees was primarily the result of gains on the extinguishment of debt for the year ended December 31, 2012 as well as fewer realized losses on the charge-off of assets in our CRE and Apidos portfolios. The incentive fee is calculated for each quarter and the calculation in any quarter is not affected by the results of any other quarter.

•
Base management fees increased by $1.3 million (19%) to $8.3 million for the year ended December 31, 2012 as compared to $7.0 million for the year ended December 31, 2011. This increase was due to increased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $156.6 million of proceeds from the sales of common stock through our DRIP from January 1, 2011 through December 31, 2012 as well as the receipt of $46.6 million and $55.6 million from the proceeds of our March 2011 and September 2012 secondary common stock offerings and proceeds from our preferred stock offerings of $42.2 million, received in October 2012.

•
Incentive management fees related to our structured finance manager increased by $1.9 million (83%) to $4.2 million for the year ended December 31, 2012 from $2.3 million for the year ended December 31, 2011. The increase in fees is primarily related to the improved economic performance of this portfolio during the year ended December 31, 2012, which is reflected in gain on investment securities, trading and preference payments on structured notes.

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
General and administrative expense increased $1.4 million (16%) to $9.8 million for the year ended December 31, 2012 from $8.4 million for the year ended December 31, 2011. The increase is primarily the result of the following:

•	an increase of $152,000 related to the payment to our board investment committee for their services. We resumed paying these fees in April 2012;

•	an increase of $879,000 related to collateral management fees related to Apidos VIII paid to a third party. We began consolidating Apidos VIII in October 2011; and

•	an increase of $327,000 related to franchise taxes because of increased profitability and equity in our taxable REIT subsidiaries.
Depreciation and amortization increased $1.3 million (27%) to $5.9 million for the year ended December 31, 2012 as compared to $4.6 million for the year ended December 31, 2011. The increase is related to our acquisition of real estate in the second and third quarters of 2011 and our acquisition of Resource Capital Asset Management, or RCAM, in February 2011, all of which were subject to a full year of depreciation and amortization in 2012.
Income tax expense increased $2.6 million (21%) to $14.6 million for the year ended December 31, 2012 as compared to $12.0 million for the year ended December 31, 2011. The increase in income tax expense is attributable to three of our legacy CLO structures (Apidos CDO III, Apidos Cinco CDO, and Apidos CLO VIII) and our new CLO structure (Whitney CLO I) being taxable during the fourth quarter of 2012. The balance of the increased tax expense is primarily due to foreclosure tax related to gains on properties sold during 2012 which did not recur in 2013.

(Back to Index)

(Back to Index)

Net impairment losses recognized in earnings decreased $6.7 million (97%) to $180,000 for the year ended December 31, 2012 from $6.9 million for the year ended December 31, 2011. Impairment charges for the year ended December 31, 2011 were the result of $4.6 million of impairment we recognized on two investment securities available-for-sale due to their losses being recognized as other than temporary as a result of credit deterioration and $2.2 million of impairment on our investment in preferred stock and warrants in LCC upon recapitalization.
Our provision for loan and lease losses increased $2.9 million (21%) to $16.8 million for the year ended December 31, 2012, as compared to $13.9 million for the year ended December 31, 2011.
The following table summarizes information relating to our provision for loan and lease losses for the periods presented (in thousands):

	Years Ended
	December 31,
	2012	2011
CRE loan portfolio	$5,225	$6,478
Bank loan portfolio	11,593	7,418
Total provision for loan losses	$16,818	$13,896
CRE Loan Portfolio
The principal reason for the decrease during the year ended December 31, 2012 as compared to the year ended December 31, 2011 was improved credit conditions for the borrowers in our CRE portfolio with the exception of three positions for which we took provisions. The positions had a total par value of $41.8 million and were written down to $37.3 million for a weighted average write down percentage of 10.9% of par.
Bank Loan Portfolio
The bank loan provision increased by $4.2 million for the year ended December 31, 2012 to $11.6 million as compared to $7.4 million for the year ended December 31, 2011. The principal reason for the increase was the recognition of impairment on four non-performing loans in our bank loan portfolio for the year ended December 31, 2012 as a result of new defaults and an increase in our general reserve related primarily to the acquisition of our new CLO, Whitney CLO I.
Other Revenue (Expense)
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

	Years Ended
	December 31,
	2013	2012	2011
Other Revenue (Expense)
Gain on consolidation	$—	$2,498	$—
Gain on the extinguishment of debt	—	16,699	3,875
Gain on sale of real estate	16,616	—	—
Other income (expense)	391	—	(6)
Total other revenue	$17,007	$19,197	$3,869
Year Ended December 31, 2013 as compared to Year Ended December 31, 2012
Gain on consolidation of $2.5 million during the year ended December 31, 2012 is related to the consolidation of Whitney CLO I as a result of our acquisition of a controlling financial interest where the net fair value of the assets acquired exceeded our purchase price.
Gain on the extinguishment of debt during the year ended December 31, 2012 of $17.0 million is from the repurchase of a portion of the debt issued by RREF CDO 2006-1, RREF CDO 2007-1 and Apidos CDO I at discounts during the period. The notes, issued at par, were bought back as an investment by us at a weighted average price of 88.7%.
The gain on the sale of real estate is related to the sale of a multi-family apartment building. During the three months ended June 30, 2013, we entered into a listing agreement for this property. The sale settled on September 30, 2013 for a gain of $16.6 million.

(Back to Index)

(Back to Index)

Year Ended December 31, 2012 as compared to Year Ended December 31, 2011
Gain on consolidation of $2.5 million is related to the consolidation of Whitney CLO I as a result of our acquisition of a controlling financial interest where the net fair value of the assets acquired exceeded our purchase price.
Gain on the extinguishment of debt was $16.7 million for the year ended December 31, 2012 and is due to the repurchase of a portion of the debt issued by RREF CDO 2006-1, RREF CDO 2007-1 and Apidos CDO I during the period. The notes, issued at par, were bought back as an investment by us at a weighted average price of 88.7%. Gain on the extinguishment of debt was $3.9 million for the year ended December 31, 2011 due to the repurchase of a portion of the debt issued by RREF CDO 2006-1 and RREF CDO 2007-1 during the period. The notes, issued at par, were bought back as an investment by us at a weighted average price of 61.3%.
Financial Condition
Summary.
Our total assets at December 31, 2013 were $2.2 billion as compared to $2.5 billion at December 31, 2012.  The decrease in total assets was principally due to the liquidation of Apidos CLO VIII and Whitney CLO I and consequent liquidation of their assets, partially offset by an increase in CRE and CMBS investments.
Investment Portfolio.
The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of December 31, 2013 and 2012, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

(Back to Index)

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
December 31, 2013
Floating rate
RMBS	$1,919	20.76%	$451	4.88%	$(1,468)	(15.88)%
CMBS-private placement	27,138	92.39%	16,496	56.16%	(10,642)	(36.23)%
Structured notes	8,057	34.49%	11,107	47.55%	3,050	13.06%
Mezzanine loans (1)	12,455	98.97%	12,455	98.97%	—	—%
Whole loans (1)	745,789	99.56%	736,106	98.27%	(9,683)	(1.29)%
Bank loans (2)	544,923	99.27%	541,532	98.65%	(3,391)	(0.62)%
Middle-market loans	10,250	100.00%	10,250	100.00%	—	—%
Loans held for sale (3)	6,850	94.82%	6,850	94.82%	—	—%
ABS Securities	25,406	91.39%	26,656	95.88%	1,250	4.50%
Corporate bonds	2,517	29.32%	2,463	28.69%	(54)	(0.63)%
Total floating rate	1,385,304	96.71%	1,364,366	95.25%	(20,938)	(1.46)%
Fixed rate
CMBS-private placement	158,040	77.87%	164,222	80.91%	6,182	3.04%
CMBS-linked transactions	35,736	106.07%	30,066	89.24%	(5,670)	(16.83)%
B notes (1)	16,205	99.49%	16,031	98.42%	(174)	(1.07)%
Mezzanine loans (1)	51,862	100.06%	51,303	98.98%	(559)	(1.08)%
Residential mortgage loans	1,849	66.27%	1,849	66.27%	—	—%
Loans held for sale (3)	15,066	100.00%	15,066	100.00%	—	—%
Loans receivable-related party	6,966	100.00%	6,966	100.00%	—	—%
Total fixed rate	285,724	86.69%	285,503	86.62%	(221)	(0.07)%
Other (non-interest bearing)
Investment in real estate	29,778	100.00%	29,778	100.00%	—	—%
Property available-for-sale	25,346	100.00%	25,346	100.00%	—	—%
Investment in unconsolidated entities	74,438	100.00%	74,438	100.00%	—	—%
Total other	129,562	100.00%	129,562	100.00%	—	—%
Grand total	$1,800,590	95.19%	$1,779,431	94.07%	$(21,159)	(1.12)%

(Back to Index)

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
December 31, 2012
Floating rate
RMBS	$6,047	36.14%	$5,564	33.25%	$(483)	(2.89)%
CMBS-private placement	28,147	100.00%	12,814	45.52%	(15,333)	(54.48)%
Structured notes	9,413	26.67%	19,279	54.62%	9,866	27.95%
Other ABS	—	—%	23	0.27%	23	0.27%
Mezzanine loans (1)	15,845	99.95%	15,644	98.68%	(201)	(1.27)%
Whole loans (1)	533,938	99.64%	527,018	98.35%	(6,920)	(1.29)%
Bank loans (2)	1,178,420	97.09%	1,168,715	97.08%	(9,705)	(0.01)%
Loans held for sale (3)	48,894	92.42%	48,894	92.38%	—	(0.04)%
ABS Securities	25,885	89.20%	26,470	91.21%	585	2.02%
Corporate bonds	34,361	101.80%	34,282	101.57%	(79)	(0.23)%
Total floating rate	1,880,950	95.98%	1,858,703	94.85%	(22,247)	(1.13)%
Fixed rate
CMBS-private placement	154,681	68.14%	158,001	69.61%	3,320	1.47%
CMBS-linked transactions	6,677	111.39%	6,835	114.03%	158	2.64%
B notes (1)	16,327	99.30%	16,121	98.05%	(206)	(1.25)%
Mezzanine loans (1)	66,941	99.70%	66,282	98.73%	(659)	(0.97)%
Loans receivable-related party	8,324	100.00%	8,324	100.00%	—	—%
Total fixed rate	252,950	77.23%	255,563	78.00%	2,613	0.77%
Other (non-interest bearing)
Investment in real estate	75,386	100.00%	75,386	100.00%	—	—%
Investment in unconsolidated entities	45,413	100.00%	45,413	100.00%	—	—%
Total other	120,799	100.00%	120,799	100.00%	—	—%
Grand total	$2,254,699	93.70%	$2,235,065	92.87%	$(19,634)	(0.83)%

(1)
Net carrying amount includes allowance for loan losses of $10.4 million at December 31, 2013, allocated as follows:  B notes $174,000, mezzanine loans $559,000 and whole loans $9.7 million. Net carrying amount includes allowance for loan losses of $8.0 million at December 31, 2012, allocated as follows:  B notes $206,000, mezzanine loans $860,000 and whole loans $6.9 million.

(2)	Net carrying amount includes allowance for loan losses of $3.4 million and $9.7 million at December 31, 2013 and 2012, respectively.

(3)	Loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.
Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS-private placement portfolio at a net discount.  At December 31, 2013 and 2012, the remaining discount to be accreted into income over the remaining lives of the securities was $7.2 million and $9.3 million, respectively. At December 31, 2013 and 2012, the remaining premium to be amortized into income over the remaining lives of the securities was $645,000 and $2.0 million, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.
During the years ended December 31, 2013, 2012 and 2011, we recognize other-than-temporary impairment losses of $328,000, $42,000 and $4.6 million respectively, on positions that supported our CMBS investments. Securities classified as available-for-sale have increased on a net basis as of December 31, 2013 as compared to December 31, 2012 primarily due to new purchases in 2013. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS-private placement at fair value (in thousands, except percentages):

	December 31, 2012	Net Purchases	Upgrades/Downgrades	MTM Change/ Paydowns Same Ratings	December 31, 2013
Moody's Ratings Category:
Aaa	$66,830	$23,664	$—	$(40,657)	$49,837
Aa1 through Aa3	4,926	—	—	430	5,356
A1 through A3	8,944	5,421	2,354	(2,108)	14,611
Baa1 through Baa3	44,624	4,108	5,216	(15,237)	38,711
Ba1 through Ba3	3,737	6,812	(10,147)	13,336	13,738
B1 through B3	7,315	4,238	(3,150)	4,978	13,381
Caa1 through Caa3	8,052	5,621	—	1,071	14,744
Ca through C	8,168	—	2,765	(2,319)	8,614
Non-Rated	18,219	6,297	—	(2,790)	21,726
Total	$170,815	$56,161	$(2,962)	$(43,296)	$180,718

S&P Ratings Category:
AAA	$52,640	$29,889	$—	$(29,290)	$53,239
A+ through A-	7,433	—	—	566	7,999
BBB+ through BBB-	13,248	—	—	1,055	14,303
BB+ through BB-	31,691	9,261	—	(8,157)	32,795
B+ through B-	15,963	16,672	(6,720)	7,247	33,162
CCC+ through CCC-	8,959	—	—	3,217	12,176
D	1,150	—	—	830	1,980
Non-Rated	39,731	680	—	(15,347)	25,064
Total	$170,815	$56,502	$(6,720)	$(39,879)	$180,718

(Back to Index)

(Back to Index)

Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013:
Structured notes	$8,057	$4,050	$(1,000)	$11,107
RMBS	1,919	—	(1,468)	451
Total	$9,976	$4,050	$(2,468)	$11,558

December 31, 2012:
Structured notes	$9,413	$10,894	$(1,028)	$19,279
RMBS	6,047	858	(1,341)	5,564
Total	$15,460	$11,752	$(2,369)	$24,843
We purchased four securities and sold nine securities during the year ended December 31, 2013, for a net realized gain of $7.5 million. We held eight and 13 investment securities, trading as of December 31, 2013 and 2012, respectively. We purchased two securities and sold 15 securities during the year ended December 31, 2012, for a net realized gain of $5.5 million. We also had one position liquidate during the year ended December 31, 2012 which resulted in a gain of $224,000.
Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
December 31, 2013:
Whole loans, floating rate (1) (4) (5)	52	$745,789	LIBOR plus 2.68% to LIBOR plus 12.14%	March 2014 to February 2019
B notes, fixed rate	1	16,205	8.68%	April 2016
Mezzanine loans, floating rate	1	12,455	LIBOR plus 13.53%	April 2016
Mezzanine loans, fixed rate (7)	3	51,862	0.50% to 18.72%	September 2014 to September 2019
Total (2)	57	$826,311

December 31, 2012:
Whole loans, floating rate (1) (4) (6)	37	$567,938	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,327	8.68%	April 2016
Mezzanine loans, floating rate	2	15,845	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (7)	3	66,941	0.50% to 20.00%	September 2014 to September 2019
Total (2)	43	$667,051

(1)
Whole loans had $13.7 million and $8.9 million in unfunded loan commitments as of December 31, 2013 and 2012, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $10.4 million and $8.0 million as of December 31, 2013 and 2012, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(Back to Index)

(Back to Index)

(4)
Floating rate whole loans include a combined $11.4 million mezzanine component of two whole loans, which have a fixed rate of 12.0% as of December 31, 2013, and includes a $2.0 million mezzanine component of a whole loan that has a fixed rate of 15.0% at December 31, 2012.

(5)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of December 31, 2013.

(6)	Amount includes $34.0 million from two whole loans that are classified as loans held for sale at December 31, 2012.

(7)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

Bank Loans.  At December 31, 2013, our consolidated securitizations, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CDO VIII and Whitney CLO I, held a total of $552.7 million of bank loans at fair value.  The bank loans held by these entities secure the CDO notes they issued and are not available to satisfy the claims of our creditors.  The aggregate fair value of bank loans held decreased by $649.5 million over their holdings at December 31, 2012. This decrease was primarily due to the liquidation of Apidos CDO VIII and Whitney CLO during the year ended December 31, 2013.
We have determined that Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CDO VIII and Whitney CLO I are variable interest entities, or VIEs, and that we are the primary beneficiary of each.  As of December 31, 2013, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII and Whitney CLO I were consolidated.  We own 100% of the equity of Apidos CDO I, Apidos CDO III and Apidos CDO Cinco.  We own approximately 43% of the equity of Apidos CLO VIII and 68.3% of the equity of Whitney CLO I. In September 2013, we liquidated Whitney CLO I, and as a result substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $103.7 million. In October 2013, we liquidated Apidos CLO VIII, and as a result all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $317.6 million.
The following table summarizes our bank loan investments (in thousands):

	December 31, 2013		December 31, 2012
	Amortized cost	Fair Value (1)	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$10,885	$10,936	$41,831	$42,337
Ba1 through Ba3	263,589	265,945	645,502	655,039
B1 through B3	216,995	217,517	443,775	449,232
Caa1 through Caa3	24,224	22,702	27,523	23,869
Ca	667	332	6,819	3,582
No rating provided	35,413	35,277	27,864	28,154
Total	$551,773	$552,709	$1,193,314	$1,202,213

S&P ratings category:
BBB+ through BBB-	$46,201	$46,562	$128,072	$129,648
BB+ through BB-	224,246	224,442	483,091	490,823
B+ through B-	228,707	231,135	529,331	535,632
CCC+ through CCC-	15,059	14,838	28,567	25,522
CC+ through CC-	—	—	2,831	1,451
C+ through C-	—	—	—	—
D	2,251	723	2,021	1,237
No rating provided	35,309	35,009	19,401	17,900
Total	$551,773	$552,709	$1,193,314	$1,202,213

Weighted average rating factor	1,936		1,974

(1)     The bank loan portfolio's fair value is determined using dealer quotes.

(Back to Index)

(Back to Index)

The following table provides information as to the lien position and status of our bank loans, which we consolidate (in thousands):

	Amortized Cost
	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	Total
December 31, 2013:
Loans held for investment:
First lien loans	$79,483	$126,890	$296,368	$72	$21,724	$524,537
Second lien loans	—	—	1,139	—	7,805	8,944
Third lien loans	3,020	2,475	2,463	—	—	7,958
Defaulted first lien loans	1,206	1,124	486	—	—	2,816
Defaulted second lien loans	334	334	—	—	—	668
Total	84,043	130,823	300,456	72	29,529	544,923
First lien loans held for sale at fair value	537	651	1,189	—	4,473	6,850
Total	$84,580	$131,474	$301,645	$72	$34,002	$551,773

December 31, 2012:
Loans held for investment:
First lien loans	$174,208	$206,960	$298,885	$321,022	$147,791	$1,148,866
Second lien loans	3,559	3,237	8,306	9,035	729	24,866
Subordinated second lien loans	2,207	1,200	615	—	—	4,022
Defaulted first lien loans	333	333	—	—	—	666
Total	180,307	211,730	307,806	330,057	148,520	1,178,420
First lien loans held for sale at fair value	2,671	2,770	3,657	5,796	—	14,894
Total	$182,978	$214,500	$311,463	$335,853	$148,520	$1,193,314
Asset-backed securities.  In November 2011, the investment securities held-to-maturity portfolio was reclassified to investment securities available-for-sale since management no longer intended to hold these positions until maturity.  These investments are now held at fair value with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet.  At December 31, 2013, we held a total of $26.7 million of ABS at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  At December 31, 2012, we held a total of $26.5 million fair value of ABS through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  The increase in total ABS was due to a purchase which was partially offset by a sale during the year ended December 31, 2013.

(Back to Index)

(Back to Index)

The following table summarizes our ABS at fair value (in thousands):

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$4,650	$5,058	$5,856	$6,416
Aa1 through Aa3	8,097	7,469	1,086	1,192
A1 through A3	1,263	3,801	6,590	7,116
Baa1 through Baa3	2,737	2,736	2,790	3,108
Ba1 through Ba3	8,021	6,981	5,115	4,614
B1 through B3	638	611	3,618	3,140
Caa1 through Caa3	—	—	—	—
No rating provided	—	—	830	884
Total	$25,406	$26,656	$25,885	$26,470

S&P ratings category:
AA+ through AA-	$8,030	$7,259	$6,943	$7,608
A+ through A-	5,107	8,094	6,539	7,319
BBB+ through BBB-	—	—	300	327
BB+ through BB-	4,868	4,019	7,518	7,054
B+ through B-	1,577	1,578	1,545	1,510
CCC+ through CCC-	—	—	—	—
No rating provided	5,824	5,706	3,040	2,652
Total	$25,406	$26,656	$25,885	$26,470

Weighted average rating factor	416		642
Corporate bonds. At December 31, 2013, our consolidated securitization, Apidos Cinco CDO, held a total of $2.5 million of corporate bonds at fair value, which secure the debt issued by this entity.  These investments are held at fair value with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet. The aggregate fair value of corporate bonds held decreased by $31.8 million over those held at December 31, 2012. This decrease was primarily due to the sale of our bonds in Whitney CLO I and Apidos CDO VIII which were called and liquidated during the year.

(Back to Index)

(Back to Index)

The following table summarizes our corporate bonds at fair value (in thousands):

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$—	$—	$4,345	$4,359
Aa1 through Aa3	—	—	2,068	2,063
A1 through A3	—	—	5,606	5,582
Baa1 through Baa3	—	—	721	707
Ba1 through Ba3	—	—	4,491	4,445
B1 through B3	—	—	9,271	9,296
Caa1 through Caa3	2,441	1,598	80	81
No rating provided	932	865	7,779	7,749
Total	$3,373	$2,463	$34,361	$34,282

S&P ratings category:
AAA	$—	$—	$4,345	$4,359
AA+ through AA-	—	—	2,068	2,063
A+ through A-	—	—	3,144	3,110
BBB+ through BBB-	—	—	1,239	1,227
BB+ through BB-	—	—	1,414	1,407
B+ through B-	869	873	14,844	14,823
CCC+ through CCC-	2,504	1,590	80	81
No rating provided	—	—	7,227	7,212
Total	$3,373	$2,463	$34,361	$34,282
Weighted average rating factor	6,500		1,080
Investment in Unconsolidated Entities.  In May, June and July 2013, we invested $15.0 million into a limited partnership agreement with CVC Global Credit Opportunities Fund, L.P., or the Partnership, a Delaware limited partnership which generally invests in assets through a master-feeder fund structure, or the Master Fund. The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the partnership and the Master Fund is CVC Credit Partners, LLC. CVC Capital Partners SICAV-FIS, S.A., a Luxembourg company, together with its affiliates, and Resource America, own a majority and a significant minority, respectively, of the investment manager. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. Our management fee was waived upon entering the agreement given that we are a related party of CVC Credit Partners, LLC. For the year ended December 31, 2013, we recorded earnings of $1.2 million, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statements of income statement. The Company's investment balance of $16.2 million at December 31, 2013 is recorded as an investment in unconsolidated entities on our consolidated balance sheet using the equity method.
In January 2013, LTCC, one of our wholly-owned subsidiaries, invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. Using the equity method, we recognized a loss of $470,000 during the year ended December 31, 2013, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. Our investment in LCF was $1.5 million at December 31, 2013 and is recorded as an investment in unconsolidated entities on our consolidated balance sheet using the equity method.
On June 19, 2012, we entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  We purchased a 7.5% equity interest in the venture. RREM, was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1% of outstanding contributions. For the years ended December 31, 2013 and 2012, we paid RREM management fees of $38,000 and $39,000, respectively. For the years ended December 31, 2013 and 2012, we recorded income of $148,000 and losses of $135,000, respectively, which were recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $674,000 and $526,000 at December 31, 2013 and 2012, respectively, is recorded as an investment in unconsolidated entities on our consolidated balance sheet using the equity method.

(Back to Index)

(Back to Index)

On November 16, 2011, we, together with LEAF Financial and LCC, a commercial finance company specializing in equipment leasing formed in January 2011, each of which is a subsidiary of Resource America, entered into a SPA with Eos Partners, L.P., or Eos, a private investment firm, and its affiliates Eos.  Our resulting interest is accounted for under the equity method.  We recorded losses of $183,000 and $3.3 million for the years ended December 31, 2013 and 2012, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income.  No such loss was recorded at December 31, 2011. Our investment in LCC was valued at $41.0 million and $33.1 million as of December 31, 2013 and 2012, respectively, and is recorded as an investment in unconsolidated entities on our consolidated balance sheet using the equity method.
On December 1, 2009, we purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds our interests in a real estate joint venture) from Resource America at book value.  RREM, an affiliate of Resource America, acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the years ended December 31, 2013, 2012 and 2011, we paid RREM management fees of $28,000, $45,000 and $55,000 respectively. For the years ended December 31, 2013, 2012 and 2011, we recorded income of $278,000, $683,000 and $112,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of zero and $2.3 million at December 31, 2013 and 2012, respectively, is recorded as an investment in unconsolidated entities on our consolidated balance sheet using the equity method.
We have a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, RCT I and RCT II.  We record our investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and record dividend income upon declaration by RCT I and RCT II.  For the years ended December 31, 2013, 2012, and 2011, we recognized $2.4 million, $2.5 million and $3.3 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $191,000, $183,000 and $277,000, respectively, of amortization of deferred debt issuance costs.
Financing Receivables
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
December 31, 2013:
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$—	$17,691
Provision for loan loss	2,686	334	—	—	3,020
Loans charged-off	(256)	(6,648)	—	—	(6,904)
Allowance for losses at December 31, 2013	$10,416	$3,391	$—	$—	$13,807
Ending balance:
Individually evaluated for impairment	$4,572	$2,621	$—	$—	$7,193
Collectively evaluated for impairment	$5,844	$770	$—	$—	$6,614
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$194,403	$3,554	$—	$6,966	$204,923
Collectively evaluated for impairment	$631,908	$548,219	$16,915	$—	$1,197,042
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
December 31, 2012:
Allowance for Loan Losses:
Allowance for losses at January 1, 2012	$24,221	$3,297	$—	$—	$27,518
Provision for loan loss	5,225	11,593	—	—	16,818
Loans charged-off	(21,460)	(5,185)	—	—	(26,645)
Allowance for losses at December 31, 2012	$7,986	$9,705	$—	$—	$17,691
Ending balance:
Individually evaluated for impairment	$2,142	$3,236	$—	$—	$5,378
Collectively evaluated for impairment	$5,844	$6,469	$—	$—	$12,313
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$177,055	$4,689	$—	$8,324	$190,068
Collectively evaluated for impairment	$489,996	$1,187,874	$—	$—	$1,677,870
Loans acquired with deteriorated credit quality	$—	$751	$—	$—	$751

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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2013:
Bank loans	$477,754	$42,476	$18,806	$2,333	$3,554	$6,850	$551,773

As of December 31, 2012:
Bank loans	$1,095,148	$33,677	$27,837	$16,318	$5,440	$14,894	$1,193,314
All of our bank loans are performing with the exception of three loans with an amortized cost of $3.6 million as of December 31, 2013, one of which defaulted in 2012, one of which defaulted as of March 31, 2013 and one of which defaulted as of June 30, 2013. As of December 31, 2012, all of our bank loans were performing with the exception of five loans with an amortized cost of $5.4 million, one of which defaulted as of December 31, 2012, three of which defaulted as of March 31, 2012, (including a loan acquired with deteriorated credit quality as a result of the acquisition of Whitney CLO I) and one of which defaulted as of December 31, 2011.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of December 31, 2013:
Whole loans	$680,718	$32,500	$32,571	$—	$—	$745,789
B notes	16,205	—	—	—	—	16,205
Mezzanine loans	51,862	12,455	—	—	—	64,317
	$748,785	$44,955	$32,571	$—	$—	$826,311

As of December 31, 2012:
Whole loans	$427,456	$—	$106,482	$—	$34,000	$567,938
B notes	16,327	—	—	—	—	16,327
Mezzanine loans	38,296	—	44,490	—	—	82,786
	$482,079	$—	$150,972	$—	$34,000	$667,051
All of our commercial real estate loans were performing as of December 31, 2013 and 2012.

(Back to Index)

(Back to Index)

Residential Mortgage Loans
Residential mortgage loans are reviewed periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing underlying conditions. The Company also designates loans that are sold after the period end as held for sale at the lower of their fair market value or cost.
Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis for the years indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
December 31, 2013:
Whole loans	$—	$—	$—	$—	$745,789	$745,789	$—
B notes	—	—	—	—	16,205	16,205	—
Mezzanine loans	—	—	—	—	64,317	64,317	—
Bank loans	—	—	3,554	3,554	548,219	551,773	—
Residential mortgage loans	234	91	268	593	16,322	16,915	—
Loans receivable- related party	—	—	—	—	6,966	6,966	—
Total loans	$234	$91	$3,822	$4,147	$1,397,818	$1,401,965	$—

December 31, 2012:
Whole loans	$—	$—	$—	$—	$567,938	$567,938	$—
B notes	—	—	—	—	16,327	16,327	—
Mezzanine loans	—	—	—	—	82,786	82,786	—
Bank loans	1,549	—	3,891	5,440	1,187,874	1,193,314	—
Loans receivable- related party	—	—	—	—	8,324	8,324	—
Total loans	$1,549	$—	$3,891	$5,440	$1,863,249	$1,868,689	$—
(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2013:
Loans without a specific valuation allowance:
Whole loans	$130,759	$137,959	$—	$123,495	$8,439
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,615
Bank loans	$—	$—	$—	$—	$—
Residential mortgage loans	$315	$268	$—	$—	$—
Loans receivable - related party	$5,733	$5,733	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,572	$25,572	$(4,572)	$24,748	$1,622
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,554	$3,554	$(2,621)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$156,331	$163,531	$(4,572)	$148,243	$10,061
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,615
Bank loans	3,554	3,554	(2,621)	—	—
Residential mortgage loans	315	268	—	—	—
Loans receivable - related party	5,733	5,733	—	—	—
	$204,005	$211,158	$(7,193)	$186,315	$11,676

December 31, 2012:
Loans without a specific valuation allowance:
Whole loans	$115,841	$115,841	$—	$114,682	$3,436
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$367
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$6,754	$6,754	$—	$—	$851
Loans with a specific valuation allowance:
Whole loans	$23,142	$23,142	$(2,142)	$22,576	$801
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$5,440	$5,440	$(3,236)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$138,983	$138,983	$(2,142)	$137,258	$4,237
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	6,754	6,754	—	—	851
	$189,249	$189,249	$(5,378)	$175,330	$5,455

(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Year Ended December 31, 2013:
Whole loans	5	$143,484	$147,826
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	1	6,592	6,592
Total loans	6	$150,076	$154,418

Year Ended December 31, 2012:
Whole loans	6	$143,261	$126,946
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party	1	7,797	7,797
Total loans	8	$189,130	$172,815
As of December 31, 2013 and 2012, there were no troubled-debt restructurings that subsequently defaulted.
Investments in Real Estate
The table below summarizes our investments in real estate (in thousands, except number of properties):

	December 31, 2013		December 31, 2012
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$22,107	1	$42,179	2
Office property	10,273	1	10,149	1
Hotel property	—	—	25,608	1
Subtotal	32,380		77,936
Less: Accumulated depreciation	(2,602)		(2,550)
Investments in real estate	$29,778		$75,386
During the year ended December 31, 2013, we made no acquisitions and sold one of our multi-family properties. The gain from the sale of this property is recorded on the statement of income in gain on sale of real estate. We also confirmed the intent and ability to sell one of our investments in real estate. This asset has been reclassified to property available-for-sale on the balance sheet at December 31, 2013.
During the year ended December 31, 2012, we foreclosed on one self-originated loan and converted the loan to equity with a fair value of $25.5 million at acquisition. The loan was collateralized by a 179 unit hotel property in Coconut Grove, Florida. The property had a hotel occupancy rate of 75% at acquisition.

(Back to Index)

(Back to Index)

We made no acquisitions during the year ended December 31, 2013. The following table is a summary of the aggregate estimated fair value of the assets and liabilities acquired on the respective date of acquisition during the year ended December 31, 2012 (in thousands):

Description	December 31, 2012
Assets acquired:
Investments in real estate	$25,500
Other assets	(89)
Total assets acquired	25,411
Liabilities assumed:
Accounts payable and other liabilities	3,750
Total liabilities assumed	3,750
Estimated fair value of net assets acquired	$21,661
Restricted cash.  At December 31, 2013, we had restricted cash of $63.3 million, which consisted of $61.4 million of restricted cash on our eight securitizations, $771,000 held in a margin account related to our swap portfolio, $847,000 held in restricted accounts at our investment properties and $318,000 held primarily in a pledged account at our subsidiary, PCA.  At December 31, 2012, we had restricted cash of $94.1 million, which consisted of $90.0 million of restricted cash on our seven CDOs, $500,000 held in a margin account related to our swap portfolio and $3.6 million held in restricted accounts at our real estate assets.  The decrease of $30.8 million is primarily related to new loan settlements in our CDOs, which were a result of the use of restricted cash available for reinvestment prior to the expiration of the reinvestment period for four of our CDOs, Apidos CDO I, Apidos CDO III, RREF CDO 2006-1 and RREF CDO 2007-1.  Any subsequent loan paydown proceeds in these CDOs are now used to repay the notes outstanding as stipulated in the indenture.
Interest Receivable.  At December 31, 2013, we had interest receivable of $9.0 million, which consisted of $9.0 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  At December 31, 2012, we had interest receivable of $7.8 million, which consisted of $7.8 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  The increase resulted from an increase in interest receivable on mezzanine loans of $2.7 million, partially offset by a decrease of $1.1 million in interest receivable on bank loans and a decrease of $500,000 in interest receivable on structured notes due to the increase in CRE loan and holdings and decreases in our structured notes and bank loan holdings.
Prepaid Expenses.  The following table summarizes our prepaid expenses as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Prepaid taxes	$2,004	$9,546
Prepaid insurance	281	425
Other prepaid expenses	586	425
Total	$2,871	$10,396
Prepaid expenses decreased $7.5 million to $2.9 million as of December 31, 2013 from $10.4 million as of December 31, 2012. The decrease resulted primarily from a decrease of $7.5 million in prepaid taxes offset partially by an increase of $161,000 in other prepaid expenses.
Other Assets.  The following table summarizes our other assets as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Management fees receivable	$970	$1,253
Other receivables	858	1,542
Preferred stock proceeds receivable	207	1,248
Fixed assets - non-real estate	1,069	66
Investment in life settlement contracts	1,107	—
Other assets	6,515	—
Total	$10,726	$4,109

(Back to Index)

(Back to Index)

Other assets increased $6.6 million to $10.7 million as of December 31, 2013 from $4.1 million as of December 31, 2012.  This increase resulted primarily from the acquisition of PCA which included $4.5 million in servicing rights. In addition, we had $1.1 million in life settlement contracts due to our new investment in LCF in 2013.
Hedging Instruments.  Our hedges at December 31, 2013 and 2012 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With interest rates at historically low levels and the forward curve projecting steadily increasing rates as well as the scheduled maturity of two hedges and continued amortization of our swaps during 2014, we expect that the fair value of our hedges will modestly improve in 2014.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at December 31, 2013 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	$29,949	4.13%	01/10/08	05/25/16	$(1,186)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(173)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(288)
Interest rate swap	1 month LIBOR	79,418	5.58%	06/26/07	04/25/17	(7,769)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(196)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(435)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(432)
Total CRE Swaps		122,527				(10,479)

CMBS Swaps
Interest rate swap	1 month LIBOR	1,865	1.11%	04/26/2011	01/15/2014	—
Interest rate swap	1 month LIBOR	357	0.84%	03/31/2011	01/18/2014	—
Interest rate swap	1 month LIBOR	2,646	1.93%	02/14/2011	05/01/2015	(49)
Interest rate swap	1 month LIBOR	391	1.30%	07/19/2011	03/18/2016	(7)
Interest rate swap	1 month LIBOR	1,711	1.95%	04/11/2011	03/18/2016	(51)
Total CMBS Swaps		6,970				(107)

Total Interest Rate Swaps		$129,497	5.03%			$(10,586)
Repurchase and Credit Facilities. Borrowings under the repurchase agreements were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to the our borrowings at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013				December 31, 2012
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$47,601	$56,949	0.044	1.38%	$42,530	$51,636	0.033	1.52%

CRE Term Repurchase Facilities
Wells Fargo Bank (2) (3)	30,003	48,186	0.003	2.67%	58,834	85,390	0.008	2.89%
Deutsche Bank AG (3)	(300)	—	—	—	N/A	N/A	N/A	N/A

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	—	—	—	—	1,862	3,098	0.001	1.46%
Deutsche Bank Securities, LLC	—	—	—	—	3,077	5,111	0.001	1.46%

Residential Mortgage Financing Agreements
New Century Bank	11,916	13,089	0.074	4.17%	N/A	N/A	N/A	N/A
ViewPoint Bank, NA	2,711	3,398	0.017	4.58%	N/A	N/A	N/A	N/A
Totals	$91,931	$121,622			$106,303	$145,235

(Back to Index)

(Back to Index)

(1)	The CMBS Wells Fargo term facility borrowing includes $12,000 and $23,000, of deferred debt issuance costs as of December 31, 2013 and 2012, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $732,000 and $348,000 of deferred debt issuance costs as of December 31, 2013 and 2012, respectively.

(3)	The Deutsche Bank term repurchase facility has not been utilized through December 31, 2013 and borrowing includes $300,000 of deferred debt issuance costs as of December 31, 2013.
The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on our consolidated balance sheets (see Note 21).

	December 31, 2013				December 31, 2012
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$6,506	$8,345	0.007	1.65%	$12,180	$14,586	0.006	1.40%

CRE Term Repurchase Facilities
Wells Fargo Bank	—	—	—	—%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	17,020	24,814	0.004	0.99%	4,703	7,221	0.001	1.01%
Wells Fargo Securities, LLC	21,969	30,803	0.009	1.19%	3,533	5,444	0.001	1.46%
Deutsche Bank Securities, LLC	18,599	29,861	0.009	1.43%	—	—	—	—%

Totals	$64,094	$93,823			$20,416	$27,251
CMBS – Term Repurchase Facility
In February 2011, our wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreements with Wells Fargo to be used as a warehouse facility to finance the purchase of highly-rated CMBS.  The maximum amount of the facility is $100.0 million with a 0.25% structuring fee and an initial two year term that has been extended through January 31, 2015 and an interest rate equal to one-month LIBOR plus 1.00%. We guaranteed RCC Real Estate’s and RCC Commercial’s performance of their obligations under the repurchase agreement.
CRE – Term Repurchase Facilities
On February 27, 2012, RCC Real Estate entered into a master repurchase and securities agreement with Wells Fargo to finance the origination of commercial real estate loans.  The facility has a maximum amount of $150.0 million and with a maturity of February 27, 2015. We also have two one-year extension options at our discretion. We paid an origination fee of 37.5 basis points (0.375%).  We guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.
On July 19, 2013, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 5 LLC, entered into a master repurchase and securities agreement with Deutsche Bank AG, Cayman Islands Branch to finance the origination of commercial real estate loans. The facility has a maximum amount of $200.0 million and an initial 12 month term, ending on July 19, 2014, with 2 P1Y-year extensions at our option and subject further to our right to repurchase the assets held in the facility earlier. We paid a structuring fee of 0.25% of the maximum facility amount, as well as other closing costs. We guaranteed RCC Real Estate SPE 5's performance of its obligations under the facility. There were no outstanding borrowings under this facility as of December 31, 2013 or 2012.
The facility contains provisions allowing RCC Real Estate SPE 5, if certain credit events have occurred with respect to one or more assets financed on the facility, to either repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the facility, or may only be required to the extent of the availability of such payments.

(Back to Index)

(Back to Index)

Short-Term Repurchase Agreements - CMBS
On March 8, 2005, RCC Real Estate entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of commercial real estate loans and the purchase of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  We guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.
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
On November 6, 2012, RCC Real Estate entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the purchase of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity. Interest rates reset monthly.
Residential Mortgage Financing Agreements
On February 17, 2011, Primary Capital Advisors, or PCA, entered into a master repurchase agreement with New Century Bank d/b/a Customer's Bank, or New Century, to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $30.0 million with a termination date of July 2, 2014. At December 31, 2013, PCA had borrowed $11.9 million. The facility bears interest at one month LIBOR plus 3.50%. We did not own PCA, nor were we a party to the agreement with New Century at December 31, 2012.
On November 8, 2012, our recently acquired subsidiary, PCA entered into a loan participation agreement with ViewPoint Bank, NA, or ViewPoint, to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $15.0 million and a termination date of December 30, 2014. At December 31, 2013, PCA had borrowed $2.7 million. The facility bears interest at one month LIBOR with a 4.00% floor. We did not own PCA or was party to the agreement with ViewPoint at December 31, 2012.
On August 1, 2011, we, through RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.  In conjunction with the purchase of the property, we entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bore interest at a rate of one-month LIBOR plus 3.95%.   At December 31, 2012, the borrowing rate was 4.17%. At December 31, 2013 there were no outstanding borrowings under this agreement as the property was sold and the underlying mortgage was repaid.
Securitizations
As of December 31, 2013, we had executed seven and retained equity in six securitizations as follows:

•
In December 2013, we closed CRE Notes 2013, a $307.8 million CRE securitization transaction that provided financing for transitional CRE loans.  The investments held by RCC CRE Notes 2013 collateralized $260.8 million of senior notes issued by the securitization, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the Class D senior notes, Class E senior notes, and Class F senior notes for $30.0 million at closing.  In addition, RCC CRE Notes 2013 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $16.9 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2013, the notes issued to outside investors, had a weighted average borrowing rate of 2.03%. There is no reinvestment period for CRE Notes 2013, which will result in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2013, none of the notes have been paid down.

•
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008, an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, $250,000 of the Class J senior notes in January 2010, $5.0 million of the Class A-2 senior notes in August 2011, $5.0 million of the Class A-2 senior notes in September 2011 and $50.0 million of the A1-R notes in June 2012.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares. At December 31, 2013, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 0.84%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected.  Through December 31, 2013, $63.4 million of the Class A-1 and $50.0 million of the Class A-1R senior notes had been paid down.

(Back to Index)

(Back to Index)

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  RCC Commercial II, a subsidiary of ours, holds a $28.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2013, the notes issued to outside investors had a weighted average borrowing rate of 0.74%.

•
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in September 2009, $3.5 million of the Class E senior notes and $4.0 million of the Class F senior notes in September 2009, $20.0 million of the Class A-1 senior notes in February 2010, $4.3 million of the Class A-1 senior notes in May 2012 and $4.0 million of the Class C senior notes in May 2012.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2013, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 1.87%.  The reinvestment period expired in September 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through December 31, 2013, $110.0 million of the Class A-1 senior notes had been paid down.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2013, the notes issued to outside investors had a weighted average borrowing rate of 0.88%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected. Through December 31, 2013, $129.2 million of the Class A-1 senior notes had been paid down.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  RCC Commercial originally purchased a $28.5 million equity interest representing 100% of the outstanding preference shares and during the three months ended June 30, 2012 sold 10% or $2.85 million to our subsidiary RSO Equity Co, LLC in connection with the sale of CVC Credit Partners, formerly Apidos Capital Management, by the Manager.  Our subsidiary, RCC Commercial II, repurchased $2.0 million of the Class B notes in May 2012.  At December 31, 2013, the notes issued to outside investors had a weighted average borrowing rate of 1.68%.  The reinvestment period expired in July 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through December 31, 2013, $232.4 million of the Class A-1 senior notes had been paid down.

6.0% Convertible Senior Notes
On October 21, 2013, we issued and sold in a public offering $115.0 million aggregate in principal amount of our 6.0% Convertible Senior Notes due 2018. After deducting the underwriting discount and the estimated offering costs, we received approximately $111.1 million of net proceeds. The discount of $4.9 million on the 6.0% Convertible Senior notes reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature and at a higher rate of interest that we estimated would have been applicable without the conversion feature. The discount will be amortized on a straight-line basis as additional interest expense through maturity on December 1, 2018. Interest on the 6.0% Convertible Senior Notes is paid semi-annually. Prior to December 1, 2018, the 6.0% Convertible Senior Notes are not redeemable at our option, except to preserve our status as a REIT. On or after December 1, 2018, we may redeem all or a portion of the 6.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest.
The 6.0% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 150.1502 common shares per $1,000 principal amount of 6.0% Convertible Senior Notes (equivalent to a current conversion price of $6.66 per common share). Upon conversion of 6.0% Convertible Senior Notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election.
Trust Preferred Securities
In May 2006 and September 2006, we formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although we owns $774,000 of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into our consolidated financial statements because the we do not deem it to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, we issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing our maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II are included in borrowings and are being amortized into interest expense in the consolidated statements of income using the effective yield method over a ten year period.

(Back to Index)

(Back to Index)

The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2013 were $261,000 and $282,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2012, were $358,000 and $377,000, respectively.  The rates for RCT I and RCT II, at December 31, 2013, were 4.20% and 4.19%, respectively.  The rates for RCT I and RCT II, at December 31, 2012, were 4.26% and 4.26%, respectively.
The rights of holders of common securities of RCT I and RCT II are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities.  The capital and common securities of RCT I and RCT II are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each.  Unless earlier dissolved, RCT I will dissolve on May 25, 2041 and RCT II will dissolve on September 29, 2041.  The junior subordinated debentures are the sole assets of RCT I and RCT II, mature on September 30, 2036 and October 30, 2036, respectively, and may be called at par by us at any time after September 30, 2011 and October 30, 2011, respectively.  We record our investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated trusts and records dividend income upon declaration by RCT I and RCT II.
Stockholders’ Equity
Stockholders’ equity at December 31, 2013 was $773.9 million and gave effect to $11.2 million of unrealized losses on our cash flow hedges and $3.1 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2012 was $613.3 million and gave the effect to $15.6 million of unrealized losses on cash flow hedges and $11.5 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The increase in stockholder’s equity during the year ended December 31, 2013 was principally due to the proceeds from sales of our common stock through a public offering and our DRIP as well as the issuance by our at-the market offering of Series B 8.25% Preferred Stock.
Funds from Operations
We evaluate our performance based on several performance measures, including funds from operations, or FFO, and Adjusted Funds from Operations, or AFFO, in addition to net income.  Historically, we have calculated distributions to our shareholders based on our estimate of REIT taxable income. Because of our investments in CRE and the resulting significant tax depreciation charges, we now compute and present FFO, and use AFFO, as our primary operating measures to determine distributions to shareholders, in addition to net income and REIT taxable income. We expect that our FFO will be greater than our net income under generally accepted accounting principles, or GAAP, primarily because real estate related depreciation and amortization and other non-cash charges are not deducted in the calculation of these measures. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts as net income (computed in accordance with GAAP), excluding gains or losses on the sale of depreciable real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/uncombined partnerships and joint ventures.
AFFO is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations.  We calculate AFFO by adding or subtracting from FFO the non-cash impacts of the following: non-cash impairment losses resulting from fair value adjustments on financial instruments, provision for loan losses, equity investment gains and losses, straight-line rental effects, share based compensation, amortization of various deferred items and intangible assets, gains on sales of property that are wholly owned or through a joint venture in addition to the cash impact of capital expenditures that are related to our real estate owned. In addition, we calculate AFFO by adding and subtracting from FFO the cash impacts of the following: extinguishment of debt, sales of property and capital expenditures.
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

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income to FFO and AFFO for the periods presented (in thousands):

	Three Months Ended		Years Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net (loss) income allocable to common shares - GAAP	$(948)	$14,141	$39,232	$63,199
Adjustments:
Real estate depreciation and amortization	381	661	2,122	2,686
Gains on sale of property (1)	(333)	(224)	(14,588)	(1,664)
FFO	(900)	14,578	26,766	64,221
Adjustments:
Non-cash items:
Adjust for impact of imputed interest on VIE accounting	899	(3,049)	899	(3,049)
(Benefit) provision for loan losses	(1,186)	7,900	(3,325)	12,408
Amortization of deferred costs (non real estate) and intangible assets	1,151	3,140	6,060	8,896
Equity investment (earnings) losses	(195)	956	183	3,256
Share-based compensation	2,605	1,224	10,472	4,636
Impairment losses	52	—	863	180
Unrealized loss on CMBS marks - linked transactions	195	—	6,018	—
Straight line rental adjustments	(6)	1	(12)	15
Add-back interest related to Whitney note discount amortization	—	—	2,549	—
Loss on liquidation and deconsolidation of Apidos VIII	16,036	—	16,036	—
Gain on the extinguishment of debt	—	(11,235)	—	(13,070)
Incentive Management Fee adjustment related to extinguishment of debt	—	2,614	—	2,614
REIT tax planning adjustments	(2,189)	6,810	890	6,810
Cash items:
Gains on sale of property (1)	333	224	14,588	1,664
Gain on the extinguishment of debt	561	7	7,810	670
Capital expenditures	(140)	(826)	(1,149)	(3,081)
AFFO	$17,216	$22,344	$88,648	$86,170

Weighted average shares – diluted	124,436	100,959	120,039	89,284

AFFO per share – diluted	$0.14	$0.22	$0.74	$0.97

(1)
Amount represents gains/losses on sales of joint venture real estate interests that were recorded by us on an equity basis. Amounts for the year ended December 31, 2013 also includes a net gain on sale of property of $16.6 million after deducting incentive management fees paid to the manager of $1.9 million.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
For the year ended December 31, 2013, our principal sources of liquidity were proceeds from the sale of common stock through our common stock offering in April, our DRIP and proceeds from our ATM program with respect to our 8.25% Series B Preferred Stock as well as funds available in existing CDO financings of $35.1 million and cash flow from operations. For the year ended December 31, 2013, we received $114.5 million of net proceeds from our common stock offering, $19.2 million of DRIP proceeds, and $56.8 million of preferred stock sales proceeds, remaining proceeds of which are included in our $262.4 million of unrestricted cash at December 31, 2013.  In addition, we had capital available through a CMBS term facility to help finance the purchase of CMBS securities of $52.4 million and two CRE term facilities for the origination of commercial real estate loans of $219.3 million and $200.0 million.  As of December 31, 2012, our principal sources of current liquidity were proceeds from the sale of common stock through our DRIP, proceeds from our offerings of 8.5% Series A Preferred Stock and 8.25% Series B Preferred Stock as well as funds available in existing CDO financings of $78.5 million and cash flow from operations.  For the year ended December 31, 2012, we received $73.0 million of DRIP proceeds and $43.1 million of preferred stock sales proceeds, the remainder of which are included in our $85.3 million of unrestricted cash at December 31, 2012.  In addition, we had capital available through two CRE term facilities to help finance the purchase of CMBS securities and the origination of commercial real estate loans of $45.3 million and $90.9 million, respectively.
In October 2013, we closed and issued $115.0 million aggregate principal amount of our 6.0% Convertible Senior Notes due 2018. We received net proceeds of approximately $111.1 million after payment of underwriting discounts and commissions and other offering expenses, all of which is included in our $262.4 million of unrestricted cash.
Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through December 31, 2013, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.
The following table sets forth the distributions made and coverage test summaries for each of our securitizations for the periods presented (in thousands):

Name	Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
	Year Ended December 31,	Year Ended December 31,	As of December 31,	As of December 31,	As of Initial Measurement Date
	2013 (1)	2012 (1)	2013 (2) (3)	2013 (4)
	(actual)	(actual)
Apidos CDO I (5)	$4,615	$7,971	$1,583	$13,252	$17,136
Apidos CDO III (6)	$6,495	$8,742	$2,385	$9,700	$11,269
Apidos Cinco CDO (7)	$12,058	$11,109	$5,451	$19,639	$17,774
Apidos CLO VIII (8)	$20,021	$2,992	$—	$—	$—
Whitney CLO I (9)	$13,470	$802	$—	$—	$—
RREF 2006-1 (10)	$36,828	$15,050	$5,675	$67,512	$24,941
RREF 2007-1 (11)	$10,880	$13,226	$7,418	$43,803	$26,032

(1)
Distributions on retained equity interests in CDOs (comprised of note investments and preference share ownership) and principal paydowns on notes owned; RREF CDO 2006-1 includes $28.1 million and $2.3 million of paydowns as of December 31, 2013 and 2012, respectively.

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)	Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to our preference shares.

(Back to Index)

(Back to Index)

(4)	Overcollateralization cushion represents the amount by which the collateral held by the CDO issuer exceeds the maximum amount required.

(5)	Apidos CDO I's reinvestment period expired in July 2011.

(6)	Apidos CDO III's reinvestment period expired in June 2012.

(7)	Apidos Cinco CDO's reinvestment period ends in May 2014.

(8)
Distributions from Apidos CLO VIII, include $1.3 million and $752,000 in collateral management fees for the years ended December 31, 2013 and 2012, respectively, RSO's contribution of $15.0 million represents 43% of the subordinated debt. Apidos CLO VIII’s non-call period ended on October 17, 2013, at which time all assets were liquidated and all outstanding notes were paid off.

(9)
Whitney CLO I was acquired in October 2012. Distributions from Whitney CLO I include $442,000 and $236,000 of collateral management fees for the years ended December 31, 2013 and 2012, respectively. We held 68.3% of the outstanding preference shares before Whitney CLO I was called and substantially liquidated in September 2013.

(10)	RREF CDO 2006-1's reinvestment period expired in September 2011.

(11)	RREF CDO 2007-1's reinvestment period expired in June 2012.
At January 31, 2014, after paying our fourth quarter 2013 common and preferred stock dividends, our liquidity is derived from three primary sources:

•	unrestricted cash and cash equivalents of $199.2 million, restricted cash of $500,000 in margin call accounts and $998,000 in the form of real estate escrows, reserves and deposits;

•	capital available for reinvestment in its eight securitizations of $40.5 million, of which $6.4 million is designated to finance future funding commitments on CRE loans; and

•	loan principal repayments that will pay down outstanding CLO notes of $18.9 million and $5.0 million in interest collections.
In addition, we have funds available through three term financing facilities to finance the origination of CRE loans of $207.6 million and $200.0 million, respectively, and to finance the purchase of CMBS of $43.3 million.
Our leverage ratio may vary as a result of the various funding strategies we use.  As of December 31, 2013 and 2012, our leverage ratio was 1.7 times and 2.9 times, respectively.  The decrease in leverage ratio was primarily due to the repayment of our CDO notes and equity offering proceeds received through our DRIP and preferred stock issuances which were partially offset by borrowings under our Wells Fargo CMBS and Deutsche Bank CRE repurchase facilities.
Distributions
In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
The following tables presents dividends declared (on a per share basis) for the years ended December 31, 2013:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
December 31, 2013
March 31	April 26	$21,634	$0.20
June 30	July 26	$25,399	$0.20
September 30	October 28	$25,447	$0.20
December 31	January 28	$25,536	$0.20

December 31, 2012
March 31	April 27	$16,921	$0.20
June 30	July 26	$17,253	$0.20
September 30	October 26	$19,897	$0.20
December 31	January 28	$21,024	$0.20

(Back to Index)

(Back to Index)

Preferred Stock
Series A				Series B
	Date Paid	Total Dividend Paid	Dividend Per Share		Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)				(in thousands)
2013				2013
March 31	April 30	$359	$0.53125	March 31	April 30	$1,152	$0.515625
June 30	July 30	$359	$0.53125	June 30	July 30	$1,584	$0.515625
September 30	October 30	$362	$0.53125	September 30	October 30	$1,662	$0.515625
December 31	January 30	$362	$0.53125	December 31	January 30	$1,797	$0.515625
Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands)
	Payments due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
CDOs (1)	$813,768	$—	$—	$—	$813,768
CRE Securitization	256,571	—	—	—	256,571
Repurchase Agreements (2)	91,931	91,931	—	—	—
Unsecured junior subordinated debentures (3)	51,005	—	—	—	51,005
6.0% Convertible Senior Notes (4)	111,386	—	—	—	111,386
Joint ventures (5)	176	—	176	—	—
Unfunded commitments on CRE loans (6)	13,656	—	13,656	—	—
Base management fees (7)	11,967	11,967	—	—	—
Total	$1,350,460	$103,898	$13,832	$—	$1,232,730

(1)
Contractual commitments does not include $1.2 million, $3.8 million, $2.0 million, $6.8 million, and $10.9 million of interest expense payable through the stated maturity dates of July 2014, May 2015, May 2015, August 2016, and June 2017, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1, and RREF 2007-1.  The maturity date represents the time at which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitments include $48,000 of interest expense payable through the maturity date of January 20, 2014 on our repurchase agreements.

(3)
Contractual commitments do not include $45.6 million and $46.5 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)	Contractual commitments do not include $35.0 million of interest expense payable through the maturity date of December 1, 2018 on our 6.0% convertible senior notes.

(5)
The joint venture agreement requires us to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed, up to a specified amount.  We expect that all remaining assets will be sold within two years.

(6)
Unfunded commitments on CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.

(7)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

At December 31, 2013, we had 12 interest rate swap contracts with a notional value of $129.5 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of December 31, 2013, the average fixed pay rate of our interest rate hedges was 5.03% and our receive rate was one-month LIBOR, or 0.16%.

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements
General
As of December 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, as of December 31, 2013, we had not guaranteed obligations of any such unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
Unfunded Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our commercial real estate loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of December 31, 2013, we had 19 loans with unfunded commitments totaling $13.7 million, of which $7.1 million will be funded by restricted cash in RCC CRE Notes 2013 and $430,000 will be funded by restricted cash in RREF CDO 2007-1; we intend to fund the remaining $6.2 million through cash flow from normal operating activities and principal repayments on other loans in our portfolio. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Guarantees and Indemnifications
In the ordinary course of business, we may provide guarantees and indemnifications that contingently obligate us to make payments to the guaranteed or indemnified party based on changes in the value of an asset, liability or equity security of the guaranteed or indemnified party. As such, we may be obligated to make payments to a guaranteed party based on another entity’s failure to perform or achieve specified performance criteria, or we may have an indirect guarantee of the indebtedness of others. On November 16, 2011, as set forth in " -Financial Condition", as part of the LCC transaction, we and Resource America become jointly and severally liable to contribute cash to LCC, to the extent that the value of the equity on the balance sheet of LRF 3 is less than $18.7 million (the value of LRF 3’s equity when it was contributed to LCC by RCC) as of a specified final testing date within 90 days following December 31, 2013. The LRF 3 equity as of December 31, 2013 was in excess of this commitment.
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

(Back to Index)

We report securities available-for-sale at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. We also report investment securities, trading at fair value with unrealized gains and losses reported on the statement of income as net realized and unrealized gain on investment securities, trading. As of December 31, 2013 and 2012, we had aggregate unrealized losses on our available-for-sale securities of $3.1 million and $11.5 million, respectively, which, if not recovered, may result in the recognition of future losses. To determine fair value, we use an independent third-part valuation firm. These valuations are validated using a quote from a dealer, which typically will be the dealer who sold us the security. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote, we will evaluate the difference which could result in an updated valuation from the third-party firm or a revised dealer quote. Based on the market color available for each position, we categorize these investments as either 2, or 3 in the fair value hierarchy.
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
As of December 31, 2013, we had engaged in 12 interest rate swaps with a notional value of $129.5 million and a fair value of $(10.6) million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts. As of December 31, 2012, we had engaged in 16 interest rate swaps with a notional value of $135.2 million and a fair value of $(14.7) million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts. The contracts we have entered into have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. A hedge instrument is highly effective if changes in the fair value of the derivative provide an offset to at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The interest rate swap contracts are carried on our consolidated balance sheets at fair value. Any ineffectiveness which arises during the hedging relationship must be recognized in interest expense or income during the period in which it arises. Before the end of the specified hedge time period, the effective portion of all contract gain and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses on the interest rate hedges are reclassified into earnings as an adjustment to interest expense during the period after the swap repricing date through the remaining maturity of the swap. For taxable income purposes, realized gains and losses on interest rate cap and swap contracts are reclassified into earnings over the term of the hedged transactions as designated for tax.
We are not required to account for derivative contracts using hedge accounting as described above. If we decided not to designate the derivative contracts as hedges and to monitor their effectiveness as hedges, or if we entered into other types of financial instruments that did not meet the criteria to be designated as hedges, changes in the fair values of these instruments would be recorded in our statement of income, potentially resulting in increased volatility in our earnings. We had no interest rate cap agreements at December 31, 2013 and 2012.
We may also enter into forward contracts for the sale of mortgage-backed securities for the purpose of hedging our closed residential mortgage loans held for sale and our pipeline of residential mortgage loans expected to close. As residential mortgage loans are closed, they are typically sold at prices specified in the forward contracts. Gains or losses may arise if the yields of the loans delivered vary from those specified in the forward contracts. Derivative mortgage loan commitments, or interest rate locks, may also be utilized and relate to the origination of a mortgage that will be held for sale upon funding.
Income Taxes
The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.

(Back to Index)

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
We account for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction (e.g., sales, use, value added) on a net (excluded from revenue) basis.
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
Variable Interest Entities
We consolidate entities that are variable interest entities, or VIEs where we have determined that we are the primary beneficiary of such entities. Once it is determined that we hold a variable interest in a VIE, management performs a qualitative analysis to determine (i) if we have the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if we have the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If our variable interest possesses both of these characteristics, we are deemed to be the primary beneficiary and would be required to consolidate the VIE. This assessment must be done on an ongoing basis. As of December 31, 2013, we determined that RCC CRE Notes 2013, RREF CDO 2007-1, RREF CDO 2006-1, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO and Apidos CLO VIII and Whitney CLO I are VIEs and that we are the primary beneficiary.
Recent Accounting Pronouncements
In January 2014, the FASB issued guidance that clarifies when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Furthermore, the guidance requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This guidance is effective or annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We are currently evaluating the effect of adoption, but do not expect adoption will have a material impact on our consolidated financial statements.
In July 2013, the FASB issued guidance which permits the Federal Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Adoption did not have a material impact on our consolidated financial statements.
In June 2013, the FASB issued guidance which clarifies the characteristics of an investment company, provides comprehensive guidance for assessing whether an entity is an investment company and requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. The guidance also requires additional disclosure. This guidance is effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We are currently evaluating the effect of adoption, but do not expect adoption will have a material impact on our consolidated financial statements.

(Back to Index)

In February 2013, the FASB issued guidance which amends required information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this guidance were effective for reporting periods beginning after December 15, 2012. We provided the enhanced footnote disclosure required by this guidance in our consolidated financial statements.
In January 2013, the FASB issued guidance which clarifies the scope of accounting for certain derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments in this guidance were effective for interim and annual reporting periods beginning on or after January 1, 2013 and will be applied retrospectively for all comparative periods presented. We provided the enhanced footnote disclosure required by this guidance in our consolidated financial statements.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily on adjusted funds from operations, a non-GAAP measure; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 7A .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2013, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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
The following sensitivity analysis tables show, at December 31, 2013, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	December 31, 2013
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$247,630	$255,670	$264,267
Change in fair value	(8,040)	—	8,597
Change as a percent of fair value	3.14%	—%	3.36%

Hedging instruments:
Fair value	$(12,545)	$(10,586)	$(7,435)
Change in fair value	(1,959)	—	3,151
Change as a percent of fair value	18.51%	—%	29.77%

(Back to Index)

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

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Capital Corp.

We have audited the accompanying consolidated balance sheets of Resource Capital Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2014, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 3, 2014

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS (1)
Cash and cash equivalents	$262,270	$85,278
Restricted cash	63,309	94,112
Investment securities, trading	11,558	24,843
Investment securities available-for-sale, pledged as collateral, at fair value	162,608	195,200
Investment securities available-for-sale, at fair value	47,229	36,390
Linked transactions, net at fair value	30,066	6,835
Loans held for sale	21,916	48,894
Property available-for-sale	25,346	—
Investment in real estate	29,778	75,386
Loans, pledged as collateral and net of allowances of $13.8 million and $17.7 million	1,369,526	1,793,780
Loans receivable–related party	6,966	8,324
Investments in unconsolidated entities	74,438	45,413
Interest receivable	8,965	7,763
Deferred tax asset	5,212	2,766
Principal paydown receivable	6,821	25,570
Intangible assets	11,822	13,192
Prepaid expenses	2,871	10,396
Other assets	10,726	4,109
Total assets	$2,151,427	$2,478,251
LIABILITIES (2)
Borrowings	$1,319,810	$1,785,600
Distribution payable	27,023	21,655
Accrued interest expense	1,693	2,918
Derivatives, at fair value	10,586	14,687
Accrued tax liability	1,629	13,641
Deferred tax liability	4,112	8,376
Accounts payable and other liabilities	12,650	18,029
Total liabilities	1,377,503	1,864,906
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 680,952 and 676,373 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 100,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share 3,485,078 and 1,126,898 shares issued and outstanding	3	1
Common stock, par value $0.001: 500,000,000 shares authorized; 127,918,927 and 105,118,093 shares issued and outstanding (including 3,112,595 and 3,308,343 unvested restricted shares)	128	105
Additional paid-in capital	1,042,480	836,053
Accumulated other comprehensive loss	(14,043)	(27,078)
Distributions in excess of earnings	(254,645)	(195,737)
Total stockholders’ equity	773,924	613,345
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,151,427	$2,478,251

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2013	2012
(1) Assets of consolidated VIEs included in the total assets above:
Restricted cash	$61,372	$90,108
Investment securities available-for-sale, pledged as collateral, at fair value	105,846	135,566
Loans held for sale	2,376	14,894
Loans, pledged as collateral and net of allowances of $8.8 million and $15.2 million	1,219,569	1,678,719
Interest receivable	5,627	5,986
Prepaid expenses	247	328
Principal paydown receivable	6,821	25,570
Other assets	—	333
Total assets of consolidated VIEs	$1,401,858	$1,951,504

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Borrowings	$1,070,339	$1,614,882
Accrued interest expense	918	2,666
Derivatives, at fair value	10,191	14,078
Accounts payable and other liabilities	1,604	698
Total liabilities of consolidated VIEs	$1,083,052	$1,632,324

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Years Ended December 31,
	2013	2012	2011
REVENUES
Interest income:
Loans	$99,455	$109,030	$86,739
Securities	14,309	14,296	12,424
Interest income − other	4,212	10,004	10,711
Total interest income	117,976	133,330	109,874
Interest expense	61,010	42,792	32,186
Net interest income	56,966	90,538	77,688
Rental income	19,923	11,463	3,656
Dividend income	273	69	3,045
Equity in net earnings (losses) of unconsolidated subsidiaries	949	(2,709)	112
Fee income	6,075	7,068	7,789
Net realized gain on sales of investment securities available-for-sale and loans	10,986	4,106	2,643
Net realized and unrealized (loss) gain on investment securities, trading	(324)	12,435	837
Unrealized (loss) gain and net interest income on linked transactions, net	(3,841)	728	216
Total revenues	91,007	123,698	95,986
OPERATING EXPENSES
Management fees − related party	14,220	18,512	11,022
Equity compensation − related party	10,472	4,636	2,526
Rental operating expense	14,062	8,046	2,743
General and administrative	16,110	9,773	8,399
Depreciation and amortization	3,855	5,885	4,619
Income tax (benefit) expense	(1,041)	14,602	12,036
Net impairment losses recognized in earnings	863	180	6,898
Provision for loan losses	3,020	16,818	13,896
Total operating expenses	61,561	78,452	62,139
	29,446	45,246	33,847
OTHER REVENUE (EXPENSE)
Gain on consolidation	—	2,498	—
Gain on the extinguishment of debt	—	16,699	3,875
Gain on sale of real estate	16,616	—	—
Other income (expense)	391	—	(6)
Total other revenue	17,007	19,197	3,869
NET INCOME	46,453	64,443	37,716
Net income allocated to preferred shares	(7,221)	(1,244)	—
NET INCOME ALLOCABLE TO COMMON SHARES	$39,232	$63,199	$37,716
NET INCOME PER COMMON SHARE – BASIC	$0.33	$0.71	$0.54
NET INCOME PER COMMON SHARE – DILUTED	$0.33	$0.71	$0.53
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − BASIC	118,478,672	88,410,272	70,410,131
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − DILUTED	120,038,973	89,284,488	70,809,088

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$46,453	$64,443	$37,716
Other comprehensive income:
Reclassification adjustment for gains (losses) included in net income	(2,459)	1,728	1,080
Unrealized gains (losses) on available-for-sale securities, net	10,858	18,770	(13,798)
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	395	227	227
Unrealized gains (losses) on derivatives, net	4,045	(1,476)	82
Foreign currency translation	196	—	—
Total other comprehensive income (loss)	13,035	19,249	(12,409)
Comprehensive income allocable to common shares	$59,488	$83,692	$25,307

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED 2013, 2012 and 2011
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity
Balance, January 1, 2011	58,183,425	$58	$—	$—	$528,373	$(33,918)	$—	$(146,187)	$348,326
Proceeds from dividend reinvestment and stock purchase plan	13,511,300	14	—	—	83,561	—	—	—	83,575
Gross proceeds from common stock offering	6,900,000	7	—	—	47,603	—	—	—	47,610
Offering costs	—	—	—	—	(1,274)	—	—	—	(1,274)
Related party debt forgiveness	—	—	—	—	(1,552)	—	—	—	(1,552)
Stock based compensation	1,282,791	1	—	—	463	—	—	—	464
Amortization of stock based compensation	—	—	—	—	2,526	—	—	—	2,526
Net income	—	—	—	—	—	—	37,716	—	37,716
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	(12,718)	—	—	(12,718)
Designated derivatives, fair value adjustment	—	—	—	—	—	309	—	—	309
Distributions on common stock	—	—	—	—	—	—	(37,716)	(37,576)	(75,292)
December 31, 2011	79,877,516	80	—	—	659,700	(46,327)	—	(183,763)	429,690
Proceeds from dividend reinvestment and stock purchase plan	13,130,333	13	—	—	73,031	—	—	—	73,044
Proceeds from common stock	9,775,000	10	—	—	57,663	—	—	—	57,673
Proceeds from issuance of preferred stock	—	—	1	1	44,356	—	—	—	44,358
Offering costs	—		—	—	(4,147)	—	—	—	(4,147)
Stock based compensation	2,335,244	2	—	—	814	—	—	—	816
Amortization of stock based compensation	—		—	—	4,636	—	—	—	4,636
Net income	—	—	—	—	—	—	64,443	—	64,443
Preferred dividends	—	—	—	—	—	—	(1,244)	—	(1,244)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	20,498	—	—	20,498
Designated derivatives, fair value adjustment	—	—	—	—	—	(1,249)	—	—	(1,249)
Distributions on common stock	—	—	—	—	—	—	(63,199)	(11,974)	(75,173)
December 31, 2012	105,118,093	105	1	1	836,053	(27,078)	—	(195,737)	613,345
Proceeds from dividend reinvestment and stock purchase plan	3,411,528	3	—	—	19,208	—	—	—	19,211
Proceeds from issuance of common stock	18,687,500	19	—	—	118,259	—	—	—	118,278
Proceeds from issuance of preferred stock	—	—	—	2	58,010	—	—	—	58,012
Offering costs	—	—	—	—	(5,510)	—	—	—	(5,510)
Discount on 6% senior convertible notes	—	—	—	—	4,851	—	—	—	4,851
Stock based compensation	701,806	1	—	—	1,137	—	—	—	1,138
Amortization of stock based compensation	—	—	—	—	10,472	—	—	—	10,472
Net Income	—	—	—		—	—	46,453	—	46,453
Preferred dividends	—	—	—	—	—	—	(7,221)	—	(7,221)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	8,399	—	—	8,399
Designated derivatives, fair value adjustment	—	—	—	—	—	4,440	—	—	4,440
Cumulative translation adjustment	—	—	—	—	—	196	—	—	196
Distributions on common stock	—	—	—	—	—	—	(39,232)	(58,908)	(98,140)
December 31, 2013	127,918,927	$128	$1	$3	$1,042,480	$(14,043)	$—	$(254,645)	$773,924
The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,453	$64,443	$37,716
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,020	16,818	13,896
Depreciation of investments in real estate and other	1,946	1,838	729
Amortization of intangible assets	1,970	4,047	3,890
Amortization of term facilities	1,395	957	570
Accretion of net discounts on loans held for investment	(9,521)	(17,817)	(15,588)
Accretion of net discounts on securities available-for-sale	(2,712)	(3,177)	(3,698)
Amortization of discount on notes of securitizations	14,524	2,470	274
Amortization of debt issuance costs on notes of securitizations	7,426	4,700	3,341
Amortization of stock-based compensation	10,472	4,636	2,526
Amortization of terminated derivative instruments	339	227	227
Distribution accrued to preferred stockholders	(7,221)	(1,244)	—
Accretion of interest-only available-for-sales securities	(1,005)	(719)	—
Non-cash incentive compensation to the Manager	484	1,468	430
Deferred income tax (benefits)	(6,710)	2,329	(399)
Purchase of mortgage loans held for sale	(60,514)	—	—
Payments on mortgage loans held for sale	3	—	—
Proceeds from sale of mortgage loans held for sale	60,365	—	—
Purchase of securities, trading	(11,044)	(8,348)	(38,904)
Principal payments on securities, trading	4,309	1,027	643
Proceeds from sales of securities, trading	19,696	33,579	18,131
Net realized and unrealized loss (gain) on investment securities, trading	324	(12,435)	(837)
Net realized gain on sales of investment securities available-for-sale and loans	(10,986)	(4,106)	(2,643)
Gain on early extinguishment of debt	—	(16,699)	(3,875)
Gain on sale of real estate	(16,616)	—	—
Net impairment losses recognized in earnings	855	180	6,898
Gain on consolidation	—	(2,498)	—
Linked Transactions fair value adjustments	6,018	(168)	—
Equity in net (earnings) losses of unconsolidated subsidiaries	(949)	2,709	(112)
Adjust for impact of imputed interest on VIE accounting	—	1,879	—
Changes in operating assets and liabilities, net of acquisitions
Decrease (increase) in restricted cash	8,445	(2,062)	(5,628)
(Increase) decrease in interest receivable, net of purchased interest	(1,108)	987	(2,513)
Decrease (increase) in principal paydowns receivable	18,749	(25,465)	363
(Decrease) increase in management fee payable	(6,357)	3,929	974
(Decrease) increase in security deposits	(337)	25	80
(Decrease) increase in accounts payable and accrued liabilities	(9,106)	7,573	15,370
(Decrease) increase in accrued interest expense	(1,445)	(193)	1,696
Decrease (increase) in other assets	7,259	(20,007)	(520)
Net cash provided by operating activities	68,421	40,883	33,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	22,248	50,756	31,014
Aquisition of Primary Capital Advisors, LC	(7,613)	—	—
Purchase of securities available-for-sale	(136,282)	(119,779)	(117,044)
Principal payments on securities available-for-sale	52,812	47,284	11,810
Proceeds from sale of securities available-for-sale	11,893	28,652	13,747

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2013	2012	2011
Investment in unconsolidated entity	(28,034)	474	(4,762)
Minority interest equity	5,531	114	—
Equity contribution to VIE	—	(710)	—
Improvement of real estate held-for-sale	(404)	(138)	—
Proceeds from sale of real estate held-for-sale	37,001	2,886	1,464
Purchase of loans	(725,657)	(649,983)	(970,309)
Principal payments received on loans	571,914	570,276	424,600
Proceeds from sale of loans	674,977	173,378	212,042
Purchase of investments in real estate	—	—	(19,299)
Distributions from investments in real estate	1,094	1,152	—
Improvements in investments in real estate	(365)	(3,878)	—
Purchase of intangible asset	—	—	(21,213)
Investments in real estate assets	—	—	(689)
Purchase of furniture and fixtures	(133)	—	—
Acquisition of property and equipment	(373)	—	—
Investment in loans - related parties	(1,241)	—	(10,000)
Principal payments received on loans – related parties	1,685	1,251	10,430
Net cash provided by (used in) investing activities	479,053	101,735	(438,209)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $3,837, $2,165 and $1,263)	114,454	55,502	46,347
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0, $19 and $11)	19,211	73,044	83,564
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $3, $781 and $0)	112	16,411	—
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $1,670, $1,201 and $0)	56,214	26,099	—
Proceeds from borrowings:
Repurchase agreements	15,226	71,121	55,852
Collateralized debt obligations	—	—	323,244
CRE Securitization	260,840	—	—
6.0% Convertible Senior Notes	115,000	—	—
Mortgage payable	—	—	13,600
Payments on borrowings:
Collateralized debt obligations	(797,573)	(243,539)	(21,428)
Mortgage Payable	(13,600)	—	—
Repurchase of issued bonds	—	—	(6,125)
Retirement of debt	—	(20,365)	—
Payment of debt issuance costs	(9,786)	(586)	(6,385)
Payment of equity to third party sub-note holders	(30,709)	(3,480)	—
Distributions paid on preferred stock	(6,413)	(613)	—
Distributions paid on common stock	(93,458)	(74,050)	(69,869)
Net cash (used in) provided by financing activities	$(370,482)	$(100,456)	$418,800
NET INCREASE IN CASH AND CASH EQUIVALENTS	176,992	42,162	13,628
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,278	43,116	29,488
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$262,270	$85,278	$43,116
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$41,453	$41,369	32,596

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Income taxes paid in cash	$10,710	$22,758	—

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(Unaudited)

NOTE 1 − ORGANIZATION AND BASIS OF PRESENTATION
Resource Capital Corp. and subsidiaries’ (collectively the ‘‘Company’’) principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (the ‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (NASDAQ: REXI).  In September 2013, it was determined that the Company is a variable interest entity ("VIE") and that Resource America is the primary beneficiary of the Company. Therefore, the Company's financial statements will be consolidated into Resource America's financial statements. The following subsidiaries are consolidated in the Company’s financial statements:

•
RCC Real Estate, Inc. (“RCC Real Estate”) holds real estate investments, including commercial real estate loans, commercial real estate-related securities and investments in real estate.  RCC Real Estate owns 100% of the equity of the following VIEs:

◦
Resource Real Estate Funding CDO 2006-1 (“RREF CDO 2006-1”), a Cayman Islands limited liability company and qualified real estate investment trust (“REIT”) subsidiary (“QRS”).  RREF CDO 2006-1 was established to complete a collateralized debt obligation (“CDO”) issuance secured by a portfolio of commercial real estate ("CRE") loans and commercial mortgage-backed securities (“CMBS”).

◦
Resource Real Estate Funding CDO 2007-1 (“RREF CDO 2007-1”), a Cayman Islands limited liability company and QRS.  RREF CDO 2007-1 was established to complete a CDO issuance secured by a portfolio of CRE loans, CMBS.

◦	RCC CRE Notes 2013 (“CRE Notes 2013”), a Cayman Islands limited liability company and QRS. CRE Notes 2013 was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

•	RCC Commercial, Inc. (“RCC Commercial”) holds bank loan investments and the Company's self-originated middle market loans. RCC Commercial owns 100% of the equity of the following VIE:

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

•	RCC Commercial III, Inc. (“Commercial III”) holds bank loan investments. Commercial III owns 90% of the equity of the following VIE:

◦	Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and TRS. Apidos CDO I was established to complete a CDO issuance secured by a portfolio of bank loans and ABS.

•
Resource TRS, Inc. (“Resource TRS”), a TRS directly owned by the Company, holds the Company’s equity investment in a leasing company and holds all of its investment securities, trading. Resource TRS also owns 100% of the following:

◦	Resource TRS, LLC, a Delaware limited liability company, which holds bank loan investments.

•
Resource TRS II, Inc. (“Resource TRS II”), a TRS directly owned by the Company, holds the Company’s management rights in bank loan CLOs not originated by the Company.  Resource TRS II owns 100% of the equity of the following VIE:

◦
Resource Capital Asset Management (“RCAM”), a domestic limited liability company, which is entitled to collect senior, subordinated, and incentive fees related to three CLO issuers to which it provides management services through CVC Credit Partners, LLC, formerly Apidos Capital Management, a subsidiary of CVC Capital Partners

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

SICAV-FIS, S.A., a private equity firm (“CVC”).  Resource America, Inc. owns a 33% interest in CVC Credit Partners, LLC, ("CVC Credit Partners").

•
Resource TRS III, Inc. (“Resource TRS III”), a TRS directly owned by the Company, holds the Company’s interests in a bank loan CDO originated by the Company.  Resource TRS III owns 33% of the equity of the following VIE:

◦
Apidos CLO VIII, Ltd (“Apidos CLO VIII”), a Cayman Islands limited liability company and TRS.  Apidos CLO VIII was established to complete a CLO issuance secured by a portfolio of bank loans and corporate bonds. The Company is the primary beneficiary of Apidos CLO VIII and therefore consolidates 100% of this VIE in its financial statements. In October 2013, the Company liquidated Apidos CLO VIII, and as a result all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $317.6 million.

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

◦
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

•	RCC Residential, Inc., a TRS directly owned by the Company, is a Delaware corporation which owns 100% of the following entity:

◦	Primary Capital Advisors LLC ("PCA"), a limited liability company which originates and services residential mortgage loans.
NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company.
A VIE is defined as an entity in which equity investors (i) do not have a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (a) has the power to control the activities that most significantly impact the VIE's economic performance and (b) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include the net realizable and fair values of the Company's investments and derivatives, the estimated life used on investments to calculate depreciation, amortization, and accretion of premiums and discounts, respectively, provisions for loan losses, valuation of servicing asset and the disclosure of contingent liabilities.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2013 and 2012, this included $22.5 million and $19.9 million, respectively, held in a prime brokerage account, $156.6 million and $20.6 million, respectively, held in a money market account, $81.1 million and $43.3 million, respectively, held in checking accounts, and $2.1 million and $1.5 million, respectively, held in accounts at the Company's investment properties.
Investment Securities
The Company classifies its investment portfolio as trading or available-for-sale.  The Company, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.
The Company’s investment securities, trading and investment securities available-for-sale are reported at fair value.  To determine fair value, the Company uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment default, and recovery rates.  These valuations are validated utilizing dealer quotes or bids. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote or bid, the Company will evaluate the difference which could result in an updated valuation from the third-party or a revised dealer quote. Based on a prioritization of inputs used in valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy. Any changes in fair value to the Company's investment securities, trading are recorded in the Company’s consolidated statements of income as net realized and unrealized (loss) gain on investment securities, trading. Any changes in fair value to the Company's investment securities available-for-sale are recorded in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders' equity.
On a quarterly basis, the Company evaluates its available-for-sale investments for other-than-temporary impairment.  An available-for-sale investment is impaired when its fair value has declined below its amortized cost basis.  An impairment is considered other-than-temporary when the amortized cost basis of the investment or some portion thereof will not be recovered.  In addition, the Company’s intent to sell as well as the likelihood that the Company will be required to sell the security before the recovery of the amortized cost basis is considered.  Where credit quality is believed to be the cause of the other-than-temporary impairment, that component of the impairment is recognized as an impairment loss in the consolidated statements of income.  Where other market components are believed to be the cause of the impairment, that component of the impairment is recognized as other comprehensive loss.
The Company performs an on-going review of third-party reports and updated financial data on the underlying properties in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment.
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
DECEMBER 31, 2013

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
Residential Loan Origination
The Company originates residential loans to be funded by permanent investors. Origination fees and direct origination costs are initially deferred and are recognized as income at the time the loan is sold to a permanent investor. The Company originates loans primarily in 6 states with a focus on the Southeast. The Company may sell or retain the right to service the loans. Servicing fees are recognized as income when the related mortgage payments are collected based on the outstanding balance of the related mortgage loans or on an agreed upon rate. Servicing fee income is reduced by amortization of capitalized servicing rights.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Mortgage loans held for sale are valued at the lower of cost or market, determined on an aggregate basis for each type of loan after the net effect of any hedging activities. Market value is determined using sales commitments to permanent investors or on current market rates for loans of similar quality and type (Level 2). Mortgage loans are included as loans held for sale in the consolidated balance sheets.
Residential real estate properties acquired through foreclosure to be sold are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. Any write down to fair value at the time of foreclosure is charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of the carrying amount or fair value less costs to sell. Costs related to holding foreclosed real estate and subsequent adjustments to value are expensed. The fair value of real estate owned is determined using unobservable inputs including estimates of selling costs and marketability of the property (Level 3).
The unpaid principal balances of loans serviced by the Company for others are not included in the accompanying consolidated balance sheets. The fair value of residential servicing rights included on the consolidated balance sheets was determined using an estimated current market value at the date of loan origination and other assumptions. Capitalized servicing rights are amortized over the life of the loan, assuming certain prepayment and other assumptions.
Allowance for Loan Loss
The Company maintains an allowance for loan loss.  For the Company's bank and CRE loan portfolios, loans held for investment are first individually evaluated for impairment to determine whether a specific reserve is required.  Loans that are not determined to be impaired individually are then evaluated for impairment as a homogeneous pool of loans with substantially similar characteristics so that a general reserve can be established, if needed.  The reviews are performed at least quarterly.
The Company considers a loan to be impaired if one of two conditions exists.  The first condition is if, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The second condition is if the loan is deemed to be a troubled-debt restructuring (“TDR”) where a concession has been given to a borrower in financial difficulty.  These TDRs may not have an associated specific loan loss allowance if the principal and interest amount is considered recoverable based on current market conditions, expected collateral performance and/or guarantees made by the borrowers.
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
An impaired loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value for such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received. When a loan is placed on non-accrual, previously accrued interest is reversed from interest income.
For the Company's residential mortgage loans, the allowance is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also identified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. A general component is maintained to cover uncertainties that could affect management's estimate of probable losses. The general component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impaired loans are carried at fair value and are measured on a nonrecurring basis. The fair value is determined using unobservable inputs including estimates of selling costs (Level 3).
Investments in Real Estate
Investments in real estate are carried net of accumulated depreciation.  Costs directly related to the acquisition are expensed as incurred.  Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred.  Costs related to the improvement of the real property are capitalized and depreciated over their useful lives.
Acquisitions of real estate assets and any related intangible assets are recorded initially at fair value under Financial Accounting Standards Board ("FASB") Accounting Standards Codifications ("ASC") Topic 805, “Business Combinations”.  The Company allocates the purchase price of its investments in real estate to land, building, site improvements, the value of in-place leases and the value of above or below market leases. The value allocated to above or below market leases is amortized over the remaining lease term as an adjustment to rental income. The Company amortizes the value allocated to in-place leases over the weighted average remaining lease term to depreciation and amortization expense.  The Company depreciates real property using the straight-line method over the estimated useful lives of the assets as follows:

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
There were no impairment charges recorded with respect to the Company’s investment in real estate or intangible assets during the years ended December 31, 2013 and 2012.
Comprehensive Income (Loss)
Comprehensive income (loss) for the Company includes net income and the change in net unrealized gains (losses) on available-for-sale securities, derivative instruments used to hedge exposure to interest rate fluctuations and protect against declines in the market value of assets resulting from general market trends as well as translation of currency as a result of the Company's investment in the equity of foreign CDOs.
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
DECEMBER 31, 2013

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
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, Whitney CLO I, and Harvest CLO VII, the Company's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands and, with respect to Harvest CLO VII, Ireland, and are generally exempt from federal and state income at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I's, Apidos CDO III's, Apidos Cinco CDO's, Apidos CLO VIII's, Whitney CLO I's, and Harvest CLO VII’s current taxable income in its calculation of REIT taxable income.
On October 27, 2011 the Company reorganized the ownership structure of Apidos CDO I and Apidos CDO III. As a result, the earnings from Apidos CDO I and Apidos CDO III are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax. On January 24, 2012, the Company again reorganized the ownership structure of Apidos CDO I and Apidos CDO III.  As a result, for the period January 1, 2012 through January 23, 2012, the earnings from Apidos CDO I and Apidos CDO III are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax. For the period January 24, 2012 through December 31, 2012 the earnings from Apidos CDO I are included in the Company's calculation of REIT taxable income.
On December 11, 2012, the Company further reorganized the ownership structure of Apidos CDO III.  As a result, for the period from January 24, 2012 through December 10, 2012 the earnings from Apidos CDO III are included in the Company's calculation of REIT taxable income.  Also as a result of the reorganization on December 11, 2012, for the period December 11, 2012 through December 31, 2012, the earnings from Apidos CDO III are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax.
On November 12, 2012, the Company reorganized the ownership structure of Apidos Cinco CDO and Whitney CLO I.  As a result, for the period November 12, 2012 through December 31, 2012, the earnings from Apidos Cinco CDO and Whitney CLO I are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from November 12, 2012 through December 31, 2012 was recorded.
On February 13, 2013, the Company reorganized the ownership structure of Apidos Cinco CDO and Whitney CLO I. As a result, for the period January 1, 2013 through February 12, 2013, the earnings from Apidos Cinco CDO and Whitney CLO I are excluded from the Company’s calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from January 1, 2013 through February 12, 2013 has been recorded. Also as a result of the reorganization on February 13, 2013, for the period February 13, 2013 and ending December 31, 2013 the earnings from Apidos Cinco CDO and Whitney CLO I are included in the Company’s calculation of REIT taxable income.
On March 8, 2013 the Company reorganized the ownership structure of Apidos CDO III. As a result, the earnings from Apidos CDO III for the period January 1, 2013 through March 7, 2013 are excluded from the Company’s calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from January 1, 2013 through March 7, 2013 has been recorded. Also as a result of the reorganization on March 8, 2013, for the period March 8, 2013 and ending December 31, 2013 the earnings from Apidos CDO III are included in the Company’s calculation of REIT taxable income.
On September 10, 2013, the Company acquired approximately 9.5% of the equity of Harvest CLO VII, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland. This equity is directly owned by a domestic QRS (Qualified REIT Subsidiary) of the Company; therefore, its earnings are included in the Company’s calculation of REIT taxable income.
The Company accounts for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction (e.g., sales, use, value added) on a net (excluded from revenue) basis.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Stock Based Compensation
Issuances of restricted stock and options are accounted for using the fair value based methodology whereby the fair value of the award is measured on the grant date and expensed monthly to equity compensation expense-related party on the consolidated statements of income with a corresponding entry to additional paid-in capital. For issuances to the Company's Manager and to non-employees, the unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed. For issuances to the Company's seven non-employee directors or to any direct employees of the Company's subsidiaries, the amount is not remeasured under the fair value-based method. The compensation for each of these issuances is amortized over the service period and included in equity compensation expense.
Net Income Per Share
The Company calculates basic income per share by dividing net income for the period by the weighted-average number of shares of its common stock, including vested restricted stock and participating securities, outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, unvested restricted stock and convertible debt, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
Derivative Instruments
The Company's policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps, to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks. The Company has designated these transactions as cash flow hedges. The contracts or hedge instruments are evaluated at inception and at subsequent consolidated balance sheets dates to determine if they qualify for hedge accounting which requires that the Company recognize all derivatives on the consolidated balance sheets at fair value. The Company records changes in the estimated fair value of the derivative in other comprehensive income to the extent that it is effective. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings.
The Company may also enter into forward contracts for the sale of mortgage-backed securities for the purpose of hedging its closed residential mortgage loans held for sale and its pipeline of residential mortgage loans expected to close. As residential mortgage loans are closed, they are typically sold at prices specified in the forward contracts. Gains or losses may arise if the yields of the loans delivered vary from those specified in the forward contracts. Derivative mortgage loan commitments, or interest rate locks, may also be utilized and relate to the origination of a mortgage that will be held for sale upon funding.
Linked Transactions
If the Company finances the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed not to meet sale accounting criteria and the Company will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on the Company's consolidated balance sheets in the line item linked transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the linked transactions and associated interest income and interest expense are reported as unrealized (loss) gain and net interest income on linked transactions, net on the Company's consolidated statements of income.
Recent Accounting Standards
In January 2014, the FASB issued guidance that clarifies when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Furthermore, the guidance requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the effect of adoption, but does not expect adoption will have a material impact on its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

In July 2013, the FASB issued guidance which permits the Federal Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Adoption did not have a material impact on the Company's consolidated financial statements.
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

In February 2013 the FASB issued guidance which amends required information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendment in this guidance was effective for reporting periods beginning after December 15, 2012. The Company provided the enhanced footnote disclosure required by this guidance in its consolidated financial statements.
In January 2013, the FASB issued guidance which clarifies the scope of accounting for certain derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments in this guidance were effective for interim and annual reporting periods beginning on or after January 1, 2013 and must be applied retrospectively for all comparative periods presented. The Company provided the enhanced footnote disclosure required by this guidance in its consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the 2011 and 2012 consolidated financial statements to conform to the 2013 presentation.
NOTE 3 – VARIABLE INTEREST ENTITIES
The Company has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its securitizations in order to determine if they qualify as VIEs. The Company monitors these investments and, to the extent it has determined that it owns a material investment in the current controlling class of securities of a particular entity, analyzes the entity for potential consolidation. The Company will continually analyze investments and liabilities, including when there is a reconsideration event, to determine whether such investments or liabilities are VIEs and whether such VIE should be consolidated. This analysis requires considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would have otherwise been consolidated.
Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of eight VIEs at December 31, 2013: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I and RCC CRE Notes 2013. In performing the primary beneficiary analysis for seven of these VIEs (other than Whitney CLO I, which is discussed below), it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and the Company who has the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that the Company was the party within that group that is more closely associated to each such VIE because of its preferred equity (and in some cases debt) interest in them.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

These securitizations were formed on behalf of the Company (except for Whitney CLO I, referred to below) to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities, and were financed by the issuance of debt securities. The manager manages these entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception.
Whitney CLO I, the eighth consolidated VIE, is one in which the Company acquired the rights to manage the assets held by the entity as collateral for its CLOs in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see “— Unconsolidated VIEs – Resource Capital Asset Management,” below. For a discussion of the Company’s securitizations, see Note 1 and for a discussion of the debt issued through the securitizations, see Note 13.
For CLOs in which the Company does not own 100% of the subordinated notes, the Company imputes an interest rate using expected cash flows over the life of the CLO and records the third party's share of the cash flows as interest expense on the consolidated statements of income.
The Company has exposure to losses on its securitizations to the extent of its subordinated debt and preferred equity interests in them. The Company is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the securitizations, distributions with respect to its preferred equity interests. As a result of consolidation, debt and equity interests the Company holds in these securitizations have been eliminated, and the Company’s consolidated balance sheets reflects both the assets held and debt issued by the securitizations to third parties and any accrued expense to third parties. The Company's operating results and cash flows include the gross amounts related to the securitizations' assets and liabilities as opposed to the Company's net economic interests in the securitizations. Assets and liabilities related to the securitizations are disclosed, in the aggregate, on the Company's consolidated balance sheets.
The creditors of the Company’s eight consolidated VIEs have no recourse to the general credit of the Company. However, in its capacity as manager, the Company has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the years ended December 31, 2013, 2012 and 2011, the Company has provided financial support of $166,000, $156,000 and $710,000, respectively. The Company has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements or implicit variable interests that obligate the Company to provide financial support to any of its consolidated VIEs, although the Company may choose to do so in the future.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2013 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006-1	RREF 2007-1	CRE Notes 2013	Total
ASSETS
Restricted cash (1)	$12,432	$9,477	$30,009	$849	$1,009	$20	$430	$7,146	$61,372
Investment securities available-for-sale, pledged as collateral, at fair value	8,187	5,394	15,537	—	—	10,178	66,550	—	105,846
Loans, pledged as collateral	82,573	129,435	299,923	—	71	158,938	250,155	298,474	1,219,569
Loans held for sale	536	651	1,189	—	—	—	—	—	2,376
Interest receivable	(153)	639	1,034	—	7	1,628	2,068	404	5,627
Prepaid assets	35	26	43	—	—	83	60	—	247
Principal paydown receivable	—	—	1	—	—	—	6,820	—	6,821
Total assets (2)	$103,610	$145,622	$347,736	$849	$1,087	$170,847	$326,083	$306,024	$1,401,858

LIABILITIES
Borrowings	$87,131	$133,209	$321,147	$—	$440	$94,004	$177,837	$256,571	$1,070,339
Accrued interest expense	269	62	313	—	—	44	113	117	918
Derivatives, at fair value	—	—	—	—	—	1,186	9,005	—	10,191
Accounts payable and other liabilities	162	19	25	973	394	30	1	—	1,604
Total liabilities	$87,562	$133,290	$321,485	$973	$834	$95,264	$186,956	$256,688	$1,083,052

(1)    Includes $35.1 million available for reinvestment in certain of the securitizations.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements as of December 31, 2013. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure” column in the table below.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of Resource America, and LEAF Commercial Capital, Inc. (“LCC”), another subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC. The Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LCC as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. The Company recorded a loss of $2.2 million in conjunction with the transaction.  The Company’s resulting interest is accounted for under the equity method. During 2013, the Company entered into a third stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. The Company's fully-diluted interest in LCC assuming conversion is 27.5%. The Company’s investment in LCC was recorded at $41.0 million and $33.1 million as of December 31, 2013 and 2012, respectively.
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
In connection with this transaction, the Company and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheets of LEAF Receivables Funding 3 ("LRF 3"), a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes. LRF 3 was included in the assets contributed to LCC by the Company. As part of the SPA, the Company and Resource America agreed that, to the extent the value of the equity on the balance sheets of LRF 3 is less than approximately $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LCC by the Company), as of the final testing date, which must be within 90 days following December 31, 2013, they will be jointly and severally obligated to contribute cash to LCC to make up the deficit. The LRF 3 equity as of December 31, 2013 was in excess of this commitment.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed $1.9 billion of bank loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $11.2 million and $13.1 million at December 31, 2013 and 2012, respectively. The Company recognized fee income of $5.3 million, $7.0 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, the Company purchased 66.6% of its preferred equity, which was determined to be a reconsideration event. Based upon that purchase, the Company determined that it did have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, the Company had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between the Company and the related party, the Company was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. The Company, therefore, consolidated Whitney CLO I. In May 2013, the Company purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of Whitney CLO I. In September 2013, the Company liquidated Whitney CLO I, and, as a result, substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $103.7 million.
Real Estate Joint Ventures
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (a VIE that holds interests in a real estate joint venture) from Resource America. This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value. The Company acquired the membership interests for $2.1 million. The joint venture agreement requires the Company to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed up to a specified amount. The Company provided funding of $160,000 and $591,000 for these investments for the years ended December 31, 2013 and 2012, respectively. Resource Real Estate Management, LLC (“RREM”), an affiliate of Resource America, acts as asset manager of the venture and receives a monthly asset management fee. The Company’s investment in RRE VIP Borrower, LLC at December 31, 2013 and 2012 was zero and $2.3 million, respectively.
On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  The Company purchased a 7.5% equity interest in the venture. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1.0% of outstanding contributions. For the years ended December 31, 2013 and 2012, the Company paid RREM management fees of $38,000 and $39,000, respectively. The investment balance of $674,000 and $526,000 at December 31, 2013 and 2012, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

CVC Global Credit Opportunities Fund
In May, June, and July 2013, the Company invested a total of $15.0 million in CVC Global Credit Opportunities Fund, L.P., ("the Partnership"), a Delaware limited partnership which generally invests in assets to generate returns targeting corporate credit through a master-feeder fund structure ("the Master Fund"). The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the partnership and the Master Fund is CVC Credit Partners, LLC. CVC Capital Partners SICAV-FIS, S.A., a Luxembourg company, together with its affiliates, and Resource America, own a majority and a significant minority, respectively, of the investment manager. Because the Partnership is not a VIE and the Company owns only 34.4%, the Company does not consolidate it. The Company records its investment in the fund using the equity method. For the year ended December 31, 2013, the Company recognized $1.2 million of income in equity in net earnings (losses) of unconsolidated entities on the consolidated statements of income. The investment balance of $16.2 million at December 31, 2013 is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets.
Life Care Funding
In January 2013, Long Term Care Conversion, Inc. ("LTCC"), a wholly-owned subsidiary of the Company, invested $2.0 million into Life Care Funding, LLC ("LCF") for the purpose of originating and acquiring life settlement contracts. Although the Investment Committee and Board of LCF are controlled by the joint venture partner, the joint venture partner must obtain LTCC's approval to make any investments and the joint venture partner must obtain LTCC approval for all material business operations. As a result, the Company determined that there was joint control and does not consolidate LCF. The Company's investment in LCF of $1.5 million at December 31, 2013 is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets.
Harvest CLO VII Limited
In September 2013, the Company invested $5.3 million in the subordinated notes of a European CLO, which represented 9.5% of the subordinated notes. The CLO is managed by an independent third party and therefore the Company does not have control and is not deemed to be the primary beneficiary. Therefore, the CLO is not consolidated onto the Company's consolidated financial statements. The Company records its investment in the CLO by imputing an interest rate using expected cash flows over the expected life of the CLO and records the income as interest income - other on the consolidated statements of income.
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs as of December 31, 2013 (in thousands):

	Unconsolidated Variable Interest Entities
	LEAF Commercial Capital, Inc.	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	RRE VIP Borrower, LLC	Värde Investment Partners, LP	Life Care Funding	CVC Global Opps Fund	Harvest CLO VII	Total	Maximum Exposure to Loss (1)
Investment in unconsolidated entities	$41,016	$1,548	$—	$—	$674	$1,530	$16,177	$5,369	$66,314	$66,314
Intangible assets	—	—	11,233	—	—	—	—	—	11,233	$11,233
Total assets	41,016	1,548	11,233	—	674	1,530	16,177	5,369	77,547

Borrowings	—	51,005	—	—	—	—	—	—	51,005	N/A
Total liabilities	—	51,005	—	—	—	—	—	—	51,005	N/A

Net asset (liability)	$41,016	$(49,457)	$11,233	$—	$674	$1,530	$16,177	$5,369	$26,542	N/A

(1)    The Company's maximum exposure to loss at December 31, 2013 does not exceed the carrying amount of its investment, subject to the LEAF Receivables Funding 3's contingent obligation as described above.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Other than the contingent obligation arrangement described above in connection with LCC and the commitments to fund its real estate joint ventures, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Years Ended
	December 31,
	2013	2012	2011
Non-cash investing activities include the following:
Contribution of lease receivables and other assets	$—	$—	$117,840
Conversion of equity in LEAF Receivables Funding 3 to preferred stock and warrants	$—	$—	$(21,000)
Acquisition of real estate investments	$—	$(21,661)	$(33,073)
Conversion of loans to investment in real estate	$—	$21,661	$34,550
Conversion of PIK interest in securities available-for-sale	$—	$—	$2,364
Net purchase of loans on warehouse line	$—	$—	$(52,735)
Acquisition of loans, pledged as collateral	$—	$(230,152)	$—

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$25,536	$21,024	$19,979
Distribution on preferred stock declared but not paid	$2,159	$1,244	$—
Issuance of restricted stock	$823	$2,189	$1,203
Contribution of equipment-backed securitized notes and other liability	$—	$—	$(96,840)
Subscription receivable	$—	$1,248	$—
Assumption of collateralized debt obligations	$—	$206,408	$—
Acquisition of loans on warehouse line	$—	$—	$52,735
NOTE 5 – RESTRICTED CASH
The following summarizes the Company's restricted cash (in thousands):

	December 31,
	2013	2012
Restricted cash:
Consolidated securitizations	$61,372	$90,047
Restricted account at investment properties	848	3,565
Restricted cash pledged with minimum reserve balance requirements	318	—
Cash collateralizing outstanding margin calls on cash flow hedges	500	500
Cash collateralizing outstanding margin calls on borrowings	271	—
	$63,309	94,112

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 6 – INVESTMENT SECURITIES, TRADING
The following table summarizes the Company's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013:
Structured notes	$8,057	$4,050	$(1,000)	$11,107
RMBS	1,919	—	(1,468)	451
Total	$9,976	$4,050	$(2,468)	$11,558

December 31, 2012:
Structured notes	$9,413	$10,894	$(1,028)	$19,279
RMBS	6,047	858	(1,341)	5,564
Total	$15,460	$11,752	$(2,369)	$24,843
The Company purchased four securities and sold nine securities during the year ended December 31, 2013, for a net realized gain of $7.5 million.   The Company held eight and 13 investment securities, trading as of December 31, 2013 and 2012, respectively. The Company purchased two securities and sold 15 securities during the year ended December 31, 2012, for a net realized gain of $5.5 million. The Company also had one position liquidate during the year ended December 31, 2012 which resulted in a gain of $224,000.
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

The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013:
CMBS	$185,178	$7,570	$(12,030)	$180,718
ABS	25,406	1,644	(394)	26,656
Corporate bonds	2,517	16	(70)	2,463
Total	$213,101	$9,230	$(12,494)	$209,837

December 31, 2012:
CMBS	$182,828	$4,626	$(16,639)	$170,815
ABS	25,885	1,700	(1,115)	26,470
Corporate bonds	34,361	111	(190)	34,282
Other asset-backed	—	23	—	23
Total	$243,074	$6,460	$(17,944)	$231,590

(1)	As of December 31, 2013 and 2012, $162.6 million and $195.2 million, respectively, of securities were pledged as collateral security under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table summarizes the estimated maturities of the Company’s CMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
December 31, 2013:
Less than one year	$39,256	(1)	$40,931	5.25%
Greater than one year and less than five years	139,700		141,760	4.69%
Greater than five years and less than ten years	26,526		25,707	1.10%
Greater than ten years	4,355		4,703	4.03%
Total	$209,837		$213,101	4.32%

December 31, 2012:
Less than one year	$42,618	(1)	$46,522	4.09%
Greater than one year and less than five years	122,509		131,076	4.55%
Greater than five years and less than ten years	61,780		60,801	3.31%
Greater than ten years	4,683		4,675	4.03%
Total	$231,590		$243,074	4.12%

(1)    The Company expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.
The contractual maturities of the CMBS investment securities available-for-sale range from January 2014 to April 2025.  The contractual maturities of the ABS investment securities available-for-sale range from November 2015 to August 2022. The contractual maturities of the corporate bond investment securities available-for-sale range from December 2015 to December 2019.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
December 31, 2013:
CMBS	$52,012	$(7,496)	34	$14,159	$(4,534)	10	$66,171	$(12,030)	44
ABS	143	(1)	1	6,692	(393)	9	6,835	(394)	10
Corporate bonds	865	(70)	1	—	—	—	865	(70)	1
Total temporarily impaired securities	$53,020	$(7,567)	36	$20,851	$(4,927)	19	$73,871	$(12,494)	55

December 31, 2012:
CMBS	$25,803	$(442)	22	$38,734	$(16,197)	19	$64,537	$(16,639)	41
ABS	—	—	—	5,961	(1,115)	9	5,961	(1,115)	9
Corporate bonds	19,445	(190)	12	—	—	—	19,445	(190)	12
Total temporarily impaired securities	$45,248	$(632)	34	$44,695	$(17,312)	28	$89,943	$(17,944)	62
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The Company’s securities classified as available-for-sale have decreased on a net basis as of December 31, 2013 as compared to December 31, 2012, primarily due to the call and liquidation of Apidos VIII and Whitney CLO I which resulted in the sale of most of the Company's corporate bonds during 2013. The Company performs an on-going review of third-party reports and updated financial data on the properties underlying these securities in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment. During the years ended December 31, 2013 and 2012, the Company recognized other-than-temporary impairment losses of $328,000 and $42,000, respectively, on positions that supported the Company’s CMBS investments.
The following table summarizes the Company's sales of investment securities available-for-sale during the period indicated (in thousands, except number of securities):

	Positions Sold	Par Amount Sold	Realized Gain (Loss)
December 31, 2013:
CMBS position	4	$14,500	$466
Corporate bond position	35	$34,253	$(474)

December 31, 2012:
CMBS position	7	$31,000	$1,372
ABS position	5	$4,255	$147
Corporate bond position	1	$2,250	$27
The amounts above do not include redemptions. During the year ended December 31, 2013, the Company had three corporate bond positions redeemed with a total par of $4.3 million, and recognized a loss of $11,000. During the year ended December 31, 2012, the Company had two corporate bond positions redeemed with a total par of $2.1 million, and recognized a gain of $27,000.
Changes in interest rates may also have an effect on the rate of principal prepayments and, as a result, prepayments on the Company’s investment portfolio. The aggregate discount (premium) due to interest rate changes were as follows (in thousands):

	December 31,
	2013	2012
CMBS	$6,583	$8,011
ABS	$2,394	$3,145
Corporate bond	$(68)	$(479)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 8 – INVESTMENTS IN REAL ESTATE
The table below summarizes the Company’s investments in real estate (in thousands, except number of properties):

	As of December 31, 2013		As of December 31, 2012
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$22,107	1	$42,179	2
Office property	10,273	1	10,149	1
Hotel property	—	—	25,608	1
Subtotal	32,380		77,936
Less: Accumulated depreciation	(2,602)		(2,550)
Investments in real estate	$29,778		$75,386
During the year ended December 31, 2013, the Company made no acquisitions and sold one of its multi-family properties. The gain from the sale of this property of $16.6 million is recorded on the consolidated statements of income in gain on sale of real estate. The Company also confirmed the intent and ability to sell one of its other investments in real estate. This asset has been reclassified to property available-for-sale on the consolidated balance sheets at December 31, 2013.
During the year ended December 31, 2012, the Company foreclosed on one self-originated loan and converted the loan to an owned property with a fair value of $25.5 million at acquisition. The loan was collateralized by a 179 unit hotel property in Coconut Grove, Florida. The property had a hotel occupancy rate of 75% at acquisition.
The following table is a summary of the aggregate estimated fair value of the assets and liabilities acquired on the respective date of acquisition during the year ended December 31, 2012 (in thousands):

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 9 – LOANS HELD FOR INVESTMENT
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
December 31, 2013:
Commercial real estate loans:
Whole loans	$749,083	$(3,294)	$745,789
B notes	16,288	(83)	16,205
Mezzanine loans	64,417	(100)	64,317
Total commercial real estate loans	829,788	(3,477)	826,311
Bank loans (3)	555,806	(4,033)	551,773
Middle-market loans	10,250	—	10,250
Residential mortgage loans (4)	16,915	—	16,915
Subtotal loans before allowances	1,412,759	(7,510)	1,405,249
Allowance for loan loss	(13,807)	—	(13,807)
Total	$1,398,952	$(7,510)	$1,391,442

December 31, 2012:
Commercial real estate loans:
Whole loans (5)	$569,829	$(1,891)	$567,938
B notes	16,441	(114)	16,327
Mezzanine loans	82,992	(206)	82,786
Total commercial real estate loans	669,262	(2,211)	667,051
Bank loans (3)	1,218,563	(25,249)	1,193,314
Subtotal loans before allowances	1,887,825	(27,460)	1,860,365
Allowance for loan loss	(17,691)	—	(17,691)
Total	$1,870,134	$(27,460)	$1,842,674

(1)
Amounts include deferred amendment fees of $216,000 and $450,000 and deferred upfront fees of $141,000 and $334,000 being amortized over the life of the bank loans as of December 31, 2013 and 2012, respectively.  Amounts include loan origination fees of $3.3 million and $1.9 million and loan extension fees of $73,000 and $214,000 being amortized over the life of the commercial real estate loans as of December 31, 2013 and 2012, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2013 and 2012, respectively.

(3)	Amounts include $6.9 million and $14.9 million of bank loans held for sale at December 31, 2013 and 2012, respectively.

(4)	Amount includes $15.0 million of residential mortgage loans held for sale at December 31, 2013.

(5)	Amount includes $34.0 million from two whole loans which are classified as loans held for sale at December 31, 2012.
At December 31, 2013 and 2012, approximately 39.0% and 47.7%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 6.4% and 7.9%, respectively, in Arizona, and approximately 14.6% and 11.1%, respectively, in Texas. At December 31, 2013 and 2012, approximately 15.8% and 13.9%, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare. During the year ended December 31, 2013, approximately 66% of the Company's residential mortgage loans were originated in Georgia, 9% in North Carolina, 7% in Tennessee and Virginia and 6% in Alabama.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

At December 31, 2013, the Company’s bank loan portfolio consisted of $548.4 million (net of allowance of $3.4 million) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.5% and the three month LIBOR plus 10.5% with maturity dates ranging from January 2014 to December 2021.
At December 31, 2012, the Company’s bank loan portfolio consisted of $1.2 billion (net of allowance of $9.7 million) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.5%, and the three month LIBOR plus 8.8% with maturity dates ranging from August 2013 to January 2021.
The following is a summary of the weighted average life of the Company’s bank loans, at amortized cost (in thousands):

	December 31,
	2013	2012
Less than one year	$36,985	$10,028
Greater than one year and less than five years	369,624	821,568
Five years or greater	145,164	361,718
	$551,773	$1,193,314

The following is a summary of the Company’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates(3)
December 31, 2013:
Whole loans, floating rate (1) (4) (5)	52	$745,789	LIBOR plus 2.68% to LIBOR plus 12.14%	March 2014 to February 2019
B notes, fixed rate	1	16,205	8.68%	April 2016
Mezzanine loans, floating rate	1	12,455	LIBOR plus 13.53%	April 2016
Mezzanine loans, fixed rate (7)	3	51,862	0.50% to 18.72%	September 2014 to September 2019
Total (2)	57	$826,311

December 31, 2012:
Whole loans, floating rate (1) (4) (6)	37	$567,938	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,327	8.68%	April 2016
Mezzanine loans, floating rate	2	15,845	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (7)	3	66,941	0.50% to 20.00%	September 2014 to September 2019
Total (2)	43	$667,051

(1)
Whole loans had $13.7 million and $8.9 million in unfunded loan commitments as of December 31, 2013 and 2012, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $10.4 million and $8.0 million as of December 31, 2013 and 2012, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Floating rate whole loans include a combined $11.4 million mezzanine component of two whole loans, which have a fixed rate of 12.0% as of December 31, 2013, and includes a $2.0 million mezzanine component of a whole loan that has a fixed rate of 15.0% at December 31, 2012.

(5)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of December 31, 2013.

(6)	Amount includes $34.0 million from two whole loans that were classified as loans held for sale at December 31, 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

(7)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

The following is a summary of the weighted average life of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2014	2015	2016 and Thereafter	Total
December 31, 2013:
B notes	$—	$—	$16,205	$16,205
Mezzanine loans	5,711	—	58,606	64,317
Whole loans	—	17,949	727,840	745,789
Total (1)	$5,711	$17,949	$802,651	$826,311

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.
The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
December 31, 2013:
B notes	$174	1.26%
Mezzanine loans	559	4.05%
Whole loans	9,683	70.13%
Bank loans	3,391	24.56%
Total	$13,807

December 31, 2012:
B notes	$206	1.16%
Mezzanine loans	860	4.86%
Whole loans	6,920	39.12%
Bank loans	9,705	54.86%
Total	$17,691
As of December 31, 2013, the Company had recorded an allowance for loan losses of $13.8 million consisting of a $3.4 million allowance on the Company’s bank loan portfolio and a $10.4 million allowance on the Company’s commercial real estate portfolio as a result of the provisions taken on three bank loans and one commercial real estate loan as well as the maintenance of a general reserve with respect to these portfolios.  The bank loan allowance decreased $6.3 million from $9.7 million as of December 31, 2012 to $3.4 million as of December 31, 2013 as a result of improved credit conditions.  The whole loan allowance increased $2.8 million from $6.9 million as of December 31, 2012 to $9.7 million as of December 31, 2013 as a result of specific provisions taken on one commercial real estate loan.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 10 – INVESTMENTS IN UNCONSOLIDATED ENTITIES
In May, June and July 2013, the Company invested $15.0 million into the Partnership which generally invests in assets through the Master Fund. The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the partnership and the Master Fund is CVC Credit Partners, LLC. CVC Capital Partners SICAV-FIS, S.A., a Luxembourg company, together with its affiliates, and Resource America, own a majority and a significant minority, respectively, of the investment manager. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement given that the Company is a related party of CVC Credit Partners, LLC. For the year ended December 31, 2013, the Company recorded earnings of $1.2 million, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated the consolidated statements of income. The Company's investment balance of $16.2 million at December 31, 2013 is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. Using the equity method, the Company recognized a loss of $470,000 during the year ended December 31, 2013, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statements of income. The Company's investment in LCF was $1.5 million at December 31, 2013 and is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  The Company purchased a 7.5% equity interest in the venture. RREM, was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1% of outstanding contributions. For the years ended December 31, 2013 and 2012, the Company paid RREM management fees of $38,000 and $39,000, respectively. For the years ended December 31, 2013 and 2012, the Company recorded income of $148,000 and losses of $135,000, respectively, which were recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $674,000 and $526,000 at December 31, 2013 and 2012, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into a SPA with Eos.  The Company’s resulting interest is accounted for under the equity method.  The Company recorded losses of $183,000 and $3.3 million for the years ended December 31, 2013 and 2012, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statements of income.  No such loss was recorded for the year ended December 31, 2011. The Company’s investment in LCC was valued at $41.0 million and $33.1 million as of December 31, 2013 and 2012, respectively, and is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds an interest in a real estate joint venture) from Resource America at book value.  RREM, an affiliate of Resource America, acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the years ended December 31, 2013, 2012 and 2011, the Company paid RREM management fees of $28,000, $45,000 and $55,000 respectively. For the years ended December 31, 2013, 2012 and 2011, the Company recorded income of $278,000, $683,000 and $112,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of zero and $2.3 million at December 31, 2013 and 2012, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
The Company has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, RCT I and RCT II.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the years ended December 31, 2013, 2012, and 2011 the Company recognized $2.4 million, $2.5 million and $3.3 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $191,000, $183,000 and $277,000, respectively, of amortization of deferred debt issuance costs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 11 –FINANCING RECEIVABLES
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
December 31, 2013:
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$—	$17,691
Provision for loan loss	2,686	334	—	—	3,020
Loans charged-off	(256)	(6,648)	—	—	(6,904)
Allowance for losses at December 31, 2013	$10,416	$3,391	$—	$—	$13,807
Ending balance:
Individually evaluated for impairment	$4,572	$2,621	$—	$—	$7,193
Collectively evaluated for impairment	$5,844	$770	$—	$—	$6,614
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$194,403	$3,554	$—	$6,966	$204,923
Collectively evaluated for impairment	$631,908	$548,219	$16,915	$—	$1,197,042
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

December 31, 2012:
Allowance for Loan Losses:
Allowance for losses at January 1, 2012	$24,221	$3,297	$—	$—	$27,518
Provision for loan loss	5,225	11,593	—	—	16,818
Loans charged-off	(21,460)	(5,185)	—	—	(26,645)
Allowance for losses at December 31, 2012	$7,986	$9,705	$—	$—	$17,691
Ending balance:
Individually evaluated for impairment	$2,142	$3,236	$—	$—	$5,378
Collectively evaluated for impairment	$5,844	$6,469	$—	$—	$12,313
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$177,055	$4,689	$—	$8,324	$190,068
Collectively evaluated for impairment	$489,996	$1,187,874	$—	$—	$1,677,870
Loans acquired with deteriorated credit quality	$—	$751	$—	$—	$751
Credit quality indicators
Bank Loans
The Company uses a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-5 with 1 representing the Company’s highest rating and 5 representing its lowest rating.  The Company also designates loans that are sold after the period end as held for sale at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  The Company considers metrics such as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies and industry dynamics in grading its bank loans.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2013:
Bank loans	$477,754	$42,476	$18,806	$2,333	$3,554	$6,850	$551,773

As of December 31, 2012:
Bank loans	$1,095,148	$33,677	$27,837	$16,318	$5,440	$14,894	$1,193,314
All of the Company’s bank loans were performing with the exception of three loans with an amortized cost of $3.6 million as of December 31, 2013, one of which defaulted in 2012, one of which defaulted as of March 31, 2013 and one of which defaulted as of June 30, 2013. As of December 31, 2012, all of the Company's bank loans were performing with the exception of five loans with an amortized cost of $5.4 million, one of which defaulted as of December 31, 2012, three of which defaulted as of March 31, 2012, (including a loan acquired with deteriorated credit quality as a result of the acquisition of Whitney CLO I) and one of which defaulted as of December 31, 2011.
Commercial Real Estate Loans
The Company uses a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing the Company’s highest rating and 4 representing its lowest rating.  The Company also designates loans that are sold after the period ends at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  In addition to the underlying performance of the loan collateral, the Company considers metrics such as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading its commercial real estate loans.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of December 31, 2013:
Whole loans	$680,718	$32,500	$32,571	$—	$—	$745,789
B notes	16,205	—	—	—	—	16,205
Mezzanine loans	51,862	12,455	—	—	—	64,317
	$748,785	$44,955	$32,571	$—	$—	$826,311

As of December 31, 2012:
Whole loans	$427,456	$—	$106,482	$—	$34,000	$567,938
B notes	16,327	—	—	—	—	16,327
Mezzanine loans	38,296	—	44,490	—	—	82,786
	$482,079	$—	$150,972	$—	$34,000	$667,051
All of the Company’s commercial real estate loans were performing as of December 31, 2013 and 2012.
Residential Mortgage Loans
Residential mortgage loans are reviewed periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing underlying conditions. The Company also designates loans that are sold after the period ends as held for sale at the lower of their fair market value or cost.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
December 31, 2013:
Whole loans	$—	$—	$—	$—	$745,789	$745,789	$—
B notes	—	—	—	—	16,205	16,205	—
Mezzanine loans	—	—	—	—	64,317	64,317	—
Bank loans	—	—	3,554	3,554	548,219	551,773	—
Residential mortgage loans	234	91	268	593	16,322	16,915	—
Loans receivable- related party	—	—	—	—	6,966	6,966	—
Total loans	$234	$91	$3,822	$4,147	$1,397,818	$1,401,965	$—

December 31, 2012:
Whole loans	$—	$—	$—	$—	$567,938	$567,938	$—
B notes	—	—	—	—	16,327	16,327	—
Mezzanine loans	—	—	—	—	82,786	82,786	—
Bank loans	1,549	—	3,891	5,440	1,187,874	1,193,314	—
Loans receivable- related party	—	—	—	—	8,324	8,324	—
Total loans	$1,549	$—	$3,891	$5,440	$1,863,249	$1,868,689	$—

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Impaired Loans
The following tables show impaired loans indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2013:
Loans without a specific valuation allowance:
Whole loans	$130,759	$137,959	$—	$123,495	$8,439
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,615
Bank loans	$—	$—	$—	$—	$—
Residential mortgage loans	$315	$268	$—	$—	$—
Loans receivable - related party	$5,733	$5,733	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,572	$25,572	$(4,572)	$24,748	$1,622
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,554	$3,554	$(2,621)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$156,331	$163,531	$(4,572)	$148,243	$10,061
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,615
Bank loans	3,554	3,554	(2,621)	—	—
Residential mortgage loans	315	268	—	—	—
Loans receivable - related party	5,733	5,733	—	—	—
	$204,005	$211,158	$(7,193)	$186,315	$11,676

December 31, 2012:
Loans without a specific valuation allowance:
Whole loans	$115,841	$115,841	$—	$114,682	$3,436
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$367
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$6,754	$6,754	$—	$—	$851
Loans with a specific valuation allowance:
Whole loans	$23,142	$23,142	$(2,142)	$22,576	$801
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$5,440	$5,440	$(3,236)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$138,983	$138,983	$(2,142)	$137,258	$4,237
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	6,754	6,754	—	—	851
	$189,249	$189,249	$(5,378)	$175,330	$5,455

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Year Ended December 31, 2013:
Whole loans	5	$143,484	$147,826
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	1	6,592	6,592
Total loans	6	$150,076	$154,418

Year Ended December 31, 2012:
Whole loans	6	$143,261	$126,946
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party	1	7,797	7,797
Total loans	8	$189,130	$172,815
As of December 31, 2013 and 2012, there were no troubled-debt restructurings that subsequently defaulted.
NOTE 12 – INTANGIBLE ASSETS
Intangible assets represent identifiable intangible assets acquired as a result of the Company’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  The Company amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  The Company evaluates intangible assets for impairment as events and circumstances change.  In October 2012, the Company purchased 66.6% of the preferred equity of, and began consolidating, Whitney CLO I, one of the RCAM CLOs (see Note 3). As a result of this transaction and the consolidation of Whitney CLO I, the Company wrote-off the unamortized balance of $2.6 million, the intangible asset associated with this CLO, which was recorded in gain (loss) on consolidation in the consolidated statement of income during the year ended December 31, 2012. In May 2013, the Company purchased additional equity, increasing its ownership percentage to 68.3%. Due to an event whereby a second CLO liquidated in early 2013, the Company accelerated the amortization of the remaining balance of its intangible asset and recorded a $657,000 charge to depreciation and amortization on the consolidated statement of income during the year ended December 31, 2012. Upon acquisition of PCA, the Company recognized an intangible asset of $600,000 related to its wholesale-correspondent relationships, which have a finite life of approximately two years.
The Company recorded amortization expense on intangible assets of $2.0 million for the year ended December 31, 2013, and expects to record amortization expense on intangible assets of approximately $2.1 million for the year ended December 31, 2014, $2.0 million for the year ended December 31, 2015, $1.8 million for the years ended December 31, 2016 and 2017 and $1.6 million for the year ended December 31, 2018.  The weighted average amortization period was 7.7 years and 8.7 years at December 31, 2013 and 2012, respectively and the accumulated amortization was $12.5 million and $10.5 million at December 31, 2013 and 2012, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table summarizes intangible assets at December 31, 2013 and 2012 (in thousands).

	Beginning Balance	Accumulated Amortization	Net Asset
December 31, 2013:
Investment in RCAM	$21,213	$(9,980)	$11,233
Investments in real estate:
In-place leases	2,461	(2,430)	31
Above (below) market leases	29	(29)	—
Investment in PCA:
Wholesale or correspondent relationships	600	(42)	558
Total intangible assets	$24,303	$(12,481)	$11,822

December 31, 2012:
Investment in RCAM	$21,213	$(8,108)	$13,105
Investments in real estate:
In-place leases	2,461	(2,379)	82
Above (below) market leases	29	(24)	5
Total intangible assets	$23,703	$(10,511)	$13,192
For the years ended December 31, 2013, 2012, and 2011, the Company recognized $5.3 million, $7.0 million, and $7.8 million, respectively of fee income related to the investment in RCAM.
On October 31, 2013, the Company through its taxable REIT subsidiary, RCC Residential, Inc. acquired PCA, an Atlanta based company that originates and services residential mortgage loans for approximately $7.6 million in cash. The total cost of the acquisition including legal and other professional fees was $333,000. All legal and professional fees were expensed as incurred. The Company’s acquisition of PCA represents a return to the residential mortgage investment market by providing a residential mortgage origination platform.
As part of this transaction, a key employee of PCA was granted approximately $800,000 of the Company’s restricted stock. The grant is accounted for as compensation and is being amortized to equity compensation expense over three years, the vesting period. Dividends declared on the stock while unvested are recorded as compensation expense. Dividends declared after the stock vests will be recorded as a distribution. For the year ended December 31, 2013, $48,000 of amortization of this stock grant was recorded to equity compensation expense on the Company’s consolidated statement of income and $27,000 of compensation expense related to dividends on unvested shares was recorded to general and administrative on the Company’s consolidated statement of income.
The purchase price has been allocated to the assets acquired and liabilities assumed based upon the Company’s best estimate of fair value with any shortage under the net tangible and intangible assets acquired allocated to gain on bargain purchase. The gain on bargain purchase resulted from the stock grant described above being accounted for as compensation under GAAP and was recorded as other income (expense) on the Company's consolidate statement of income.
The valuation of the identified intangibles including wholesale and correspondent relationship assets totaling $600,000, which relates to PCA’s operations, was determined based upon estimated net profits, after taxes, to be received as a result of those relationships. The wholesale correspondent relationships are being amortized over their estimated useful life, two years.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table sets forth the allocation of the purchase price (in thousands):

Assets acquired:
Cash and cash equivalents	$1,233
Loans held for sale	15,021
Loans held for investment	2,071
Wholesale and correspondent relationships	600
Other assets	5,828
Total assets	24,753

Less: Liabilities assumed:
Borrowings	14,584
Other liabilities	2,165
Total liabilities	16,749

Gain on bargain purchase	391
Total cash purchase price	$7,613
Although no further purchase price adjustments for PCA are anticipated, the Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on this investment. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in the Company's consolidated financial statements, retrospectively.

NOTE 13 – BORROWINGS
The Company historically has financed the acquisition of its investments, including investment securities, loan and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to the Company’s borrowings at December 31, 2013 and 2012 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral	Date Securitization Closed
December 31, 2013:
RREF CDO 2006-1 Senior Notes	$94,004	$205	$94,209	1.87%	32.6 years	$169,115	August 2006
RREF CDO 2007-1 Senior Notes	177,837	719	178,556	0.84%	32.8 years	318,933	June 2007
RCC CRE Notes 2013	256,571	4,269	260,840	2.03%	15.0 years	305,586	December 2013
Apidos CDO I Senior Notes	87,131	—	87,131	1.68%	3.6 years	103,736	August 2005
Apidos CDO III Senior Notes	133,209	117	133,326	0.88%	6.7 years	145,930	May 2006
Apidos Cinco CDO Senior Notes	321,147	853	322,000	0.74%	6.4 years	342,796	May 2007
Whitney CLO I Securitized Borrowings (1)	440	—	440	—%	N/A	885	N/A
Unsecured Junior Subordinated Debentures (2)	51,005	543	51,548	4.19%	22.8 years	—	May/Sept 2006
6.0% Convertible Senior Notes	106,535	8,465	115,000	6.00%	4.9 years	—	October 2013
CRE - Term Repurchase Facilities (3)	29,703	1,033	30,736	2.67%	21 days	48,186	N/A
CMBS - Term Repurchase Facility (4)	47,601	12	47,613	1.38%	21 days	56,949	N/A
Residential Mortgage Financing Agreements	14,627	—	14,627	4.24%	56 days	16,487	N/A
Total	$1,319,810	$16,216	$1,336,026	1.87%	13.1 years	$1,508,603

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral	Date Securitization Closed
December 31, 2012:
RREF CDO 2006-1 Senior Notes	$145,664	$755	$146,419	1.42%	33.6 years	$295,759	August 2006
RREF CDO 2007-1 Senior Notes	225,983	1,485	227,468	0.81%	33.8 years	292,980	June 2007
Apidos CDO I Senior Notes	202,969	273	203,242	1.07%	4.6 years	217,745	August 2005
Apidos CDO III Senior Notes	221,304	659	221,963	0.80%	7.5 years	232,655	May 2006
Apidos Cinco CDO Senior Notes	320,550	1,450	322,000	0.82%	7.4 years	344,105	May 2007
Apidos CLO VIII Senior Notes	300,951	16,649	317,600	2.16%	8.8 years	351,014	Paid in full October 2013
Apidos CLO VIII Securitized Borrowings (3)	20,047	—	20,047	15.27%	8.8 years	—	Paid in full October 2013
Whitney CLO I Senior Notes	171,555	2,548	174,103	1.82%	4.2 years	191,704	Paid in full September 2013
Whitney CLO I Securitized Borrowings (1)	5,860	—	5,860	9.50%	4.2 years	—	Paid in full September 2013
Unsecured Junior Subordinated Debentures (2)	50,814	734	51,548	4.26%	23.7 years	—	May/Sept 2006
CRE - Term Repurchase Facilities (3)	58,834	348	59,182	2.89%	18 days	85,390	N/A
CMBS - Term Repurchase Facility (4)	47,469	23	47,492	1.52%	18 days	59,845	N/A
Mortgage Payable	13,600	—	13,600	4.17%	5.6 years	18,100	Paid in full September 2013
Total	$1,785,600	$24,924	$1,810,524	1.62%	12.5 years	$2,089,297

(1)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes and the Whitney CLO I Senior Notes, respectively.

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(3)	Amount also includes accrued interest costs of $26,000 and $79,000 related to CRE repurchase facilities as of December 31, 2013 and 2012, respectively.

(4)
Amounts also includes accrued interest costs of $22,000 and $23,000 related to CMBS repurchase facilities as of December 31, 2013 and 2012, respectively. Amount does not reflect CMBS repurchase agreement borrowings that components of linked transactions.

Securitizations
RCC CRE Notes 2013
In December 2013, the Company closed RCC CRE Notes 2013 ("CRE Notes 2013"), a $307.8 million CRE securitization transaction that provided financing for transitional commercial real estate loans.  The investments held by CRE Notes 2013 securitized the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  CRE Notes 2013 issued a total of $260.8 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class D senior notes (rated  BBB:DBRS), class E senior notes (rated BB:DBRS) and class F senior notes (rated B:DBRS) for $30.0 million.  In addition, RCC CRE Notes 2013 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $16.9 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by CRE Notes 2013 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by CRE Notes 2013. There is no reinvestment period for CRE Notes 2013, which will result in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2013, none of the notes have been paid down.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

At closing, the senior notes issued to investors by CRE Notes 2013 consisted of the following classes: (i) $136.9 million of Class A notes bearing interest at one-month LIBOR plus 1.30%; (ii) $78.5 million of Class A-S notes bearing interest at one-month LIBOR plus 2.15%; (iii) $30.8 million of Class B notes bearing interest at one-month LIBOR plus 2.85%; (iv) $14.6 million of Class C notes bearing interest at one-month LIBOR plus 3.50%; (v) $13.8 million of Class D notes bearing interest at one-month LIBOR plus 4.50%; (vi) $9.2 million of Class E notes bearing interest at one-month LIBOR plus 5.50%; (vii) and $6.9 million of Class F notes bearing interest at one-month LIBOR plus 6.50%.  All of the notes issued mature in December 2028, although the Company has the right to call the notes anytime after January 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors was 2.03% at December 31, 2013.
As a result of the Company’s ownership of senior notes, the notes retained at the CRE securitization's closing eliminate in consolidation.
Resource Real Estate Funding CDO 2007-1
In June 2007, the Company closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and Class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012, which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2013, $63.4 million of Class A-1 notes have been paid down and $50.0 million of the Class A-1R notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2007-1 consisted of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued Class A-1R notes, which allowed the CDO to fund future funding obligations under the existing whole loan participations that had future funding commitments; the undrawn balance of the Class A-1R notes accrued a commitment fee at a rate per annum equal to 0.18%, the drawn balance bore interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of Class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of Class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of Class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of Class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of Class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of Class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of Class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of Class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of Class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of Class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of Class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of Class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.84% and 0.81% at December 31, 2013 and 2012, respectively.
During the year ended December 31, 2013, the Company did not repurchase any notes. During the year ended December 31, 2012 the Company repurchased and redeemed $50.0 million of the Class A-1R notes and $26.8 million of the Class D notes in RREF CDO 2007-1 at a weighted average price of 78.85% to par which, after fees paid to an investment bank to finance the transaction and related expenses, resulting in a $14.9 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income.  During the year ended 2011, the Company repurchased $10.0 million of Class A-2 notes at a weighted average price of 61.25% to par which resulted in a $3.9 million gain.
As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Resource Real Estate Funding CDO 2006-1
In August 2006, the Company closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the Class J senior notes (rated BB: Fitch) and Class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2013, $110.0 million of Class A-1 notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2006-1 consisted of the following classes:  (i) $129.4 million of Class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of Class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of Class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of Class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of Class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of Class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of Class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of Class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of Class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of Class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.87% and 1.42% at December 31, 2013 and 2012, respectively.
During the year ended December 31, 2013, the Company did not repurchase any notes. During the year ended December 31, 2012, the Company repurchased $4.3 million of the Class A-1 notes and $4.0 million of the Class C notes in RREF CDO 2006-1 at a weighted average price of 81.63% to par which resulted in a $1.5 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income.  During the year ended December 31, 2011, the Company did not repurchase any notes.
As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Whitney CLO I
In February 2011, the Company acquired the rights to manage the assets held by Whitney CLO I. In October 2012, the Company purchased a $20.9 million preferred equity interest at a discount of 42.5% which represented 66.6% of the outstanding preference shares in Whitney CLO I. In May 2013 the Company purchased an additional $550,000 equity interest in Whitney CLO I and as of December 31, 2013 holds 68.3% of the outstanding preference shares. Based upon those purchases, the Company determined that it had a controlling interest and consolidated Whitney CLO I. The preferred equity interest is subordinated in right of payment to all other securities issued by Whitney CLO I. In 2013, the Company liquidated Whitney CLO I, and as a result substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the outstanding notes by $103.7 million. The weighted average interest rate on all notes was 1.82% at December 31, 2012.
Apidos CLO VIII
In October 2011, the Company closed Apidos CLO VIII, a $350.0 million CLO transaction that provides financing for bank loans.  The investments held by Apidos CLO VIII collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos CLO VIII issued a total of $317.6 million of senior notes at a discount of 4.4% to investors and Resource TRS III purchased a $15.0 million interest representing 43% of the outstanding subordinated debt.  The remaining 57% of subordinated debt is owned by unrelated third parties.  The subordinated debt interest was subordinated in right of payment to all other securities issued by Apidos CLO VIII. In 2013, Apidos CLO VIII was called and liquidated and, as a result, all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the notes in full.  The weighted average interest rate on all notes was 2.16% at December 31, 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Apidos Cinco CDO
In May 2007, the Company closed Apidos Cinco CDO, a $350.0 million CDO transaction that provides financing for bank loans.  The investments held by Apidos Cinco CDO collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos Cinco CDO issued a total of $322.0 million of senior notes at par to investors and RCC commercial purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  The reinvestment period for Apidos Cinco CDO ends in May 2014.  The equity interest is subordinated in right of payment to all other securities issued by Apidos Cinco CDO.
The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of Class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of Class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of Class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of Class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of Class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of Class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of Class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.74% and 0.82% at December 31, 2013 and 2012, respectively.
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
At closing, the senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of Class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of Class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of Class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of Class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of Class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although the Company has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.88% and 0.80% at December 31, 2013 and 2012, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2013, $129.2 million of Class A-1 notes have been paid down.
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
At closing, the senior notes issued to investors by Apidos CDO I consisted of the following classes:  (i) $259.5 million of Class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of Class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of Class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of Class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of Class D notes bearing interest at a fixed rate of 9.25%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.68% and 1.07% and at December 31, 2013 and 2012, respectively. The reinvestment period for Apidos CDO I ended in July 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2013, $232.4 million of the Class A-1 notes have been paid down.
During the year ended December 31, 2012 the Company repurchased $2.0 million of the Class B notes in Apidos CDO I at a weighted average price of 85.11% to par which resulted in a $298,000 gain reported as a gain on the extinguishment of debt in the consolidated statements of income.  During the years ended December 31, 2013 and 2011, the Company did not repurchase any notes.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

6.0% Convertible Senior Notes
On October 21, 2013, the Company issued and sold in a public offering $115.0 million aggregate principal amount of its 6.0% Convertible Senior Notes due 2018, ("6.0% Convertible Senior Notes"). After deducting the underwriting discount and the estimated offering costs, the Company received approximately $111.1 million of net proceeds. The discount of $4.9 million on the 6.0% Convertible Senior Notes reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature and at a higher rate of interest that the Company estimated would have been applicable without the conversion feature.  The discount will be amortized on a straight-line basis as additional interest expense through maturity on December 1, 2018. Interest on the 6.0% Convertible Senior Notes is paid semi-annually and the 6.0% Convertible Senior Notes mature on December 1, 2018. Prior to December 1, 2018, the 6.0% Convertible Senior Notes are not redeemable at the Company's option, except to preserve the Company's status as a REIT. On or after December 1, 2018, the Company may redeem all or a portion of the 6.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 6.0% Convertible Senior Notes may require the Company to repurchase all or a portion of the 6.0% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on December 1, 2018, or upon the occurrence of certain defined fundamental changes. The 6.0% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 150.1502 common shares per $1,000 principal amount of 6.0% Convertible Senior Notes (equivalent to a current conversion price of $6.66 per common share). Upon conversion of 6.0% Convertible Senior Notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at the Company's election.
Unsecured Junior Subordinated Debentures
In May 2006 and September 2006, the Company formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although the Company owns $774,000 of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, the Company issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing the Company’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II are included in borrowings and are being amortized into interest expense in the consolidated statements of income using the effective yield method over a ten year period.
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2013 were $261,000 and $282,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2012, were $358,000 and $377,000, respectively.  The rates for RCT I and RCT II, at December 31, 2013, were 4.20% and 4.19%, respectively.  The rates for RCT I and RCT II, at December 31, 2012, were 4.26% and 4.26%, respectively.
The rights of holders of common securities of RCT I and RCT II are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities.  The capital and common securities of RCT I and RCT II are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each.  Unless earlier dissolved, RCT I will dissolve on May 25, 2041 and RCT II will dissolve on September 29, 2041.  The junior subordinated debentures are the sole assets of RCT I and RCT II, mature on September 30, 2036 and October 30, 2036, respectively, and may be called at par by the Company any time after September 30, 2011 and October 30, 2011, respectively.  The Company records its investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated entities and records dividend income upon declaration by RCT I and RCT II.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Repurchase and Credit Facilities
Borrowings under the repurchase agreements were guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's borrowings at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013				December 31, 2012
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$47,601	$56,949	44	1.38%	$42,530	$51,636	33	1.52%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	30,003	48,186	3	2.67%	58,834	85,390	8	2.89%
Deutsche Bank AG (3)	(300)	—	—	—%	N/A	N/A	N/A	N/A

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	—	—	—	—	1,862	3,098	1	1.46%
Deutsche Bank Securities, LLC	—	—	—	—	3,077	5,111	1	1.46%

Residential Mortgage Financing Agreements
New Century Bank	11,916	13,089	74	4.17%	N/A	N/A	N/A	N/A
ViewPoint Bank, NA	2,711	3,398	17	4.58%	N/A	N/A	N/A	N/A
Totals	$91,931	$121,622			$106,303	$145,235

(1)	The Wells Fargo CMBS term facility borrowing includes $12,000 and $23,000, of deferred debt issuance costs as of December 31, 2013 and 2012, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $732,000 and $348,000 of deferred debt issuance costs as of December 31, 2013 and 2012, respectively.

(3)	The Deutsche Bank term repurchase facility has not been utilized through December 31, 2013 and the borrowing includes $300,000 of deferred debt issuance costs as of December 31, 2013.

The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on the Company's consolidated balance sheets (see Note 21).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

	December 31, 2013				December 31, 2012
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$6,506	$8,345	7	1.65%	$12,180	$14,586	6	1.40%

CRE Term Repurchase Facilities
Wells Fargo Bank	—	—	—	—%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	17,020	24,814	4	0.99%	4,703	7,221	1	1.01%
Wells Fargo Securities, LLC	21,969	30,803	9	1.19%	3,533	5,444	1	1.46%
Deutsche Bank Securities, LLC	18,599	29,861	9	1.43%	—	—	—	—%

Totals	$64,094	$93,823			$20,416	$27,251

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2013:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$10,796	21	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$20,718	21	2.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$7,882	11	0.99%
Wells Fargo Securities, LLC (4)	$8,925	2	1.19%
Deutsche Bank Securities, LLC	$11,418	22	1.43%

December 31, 2012:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$10,722	18	1.53%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$26,332	18	2.88%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$2,544	11	1.01%
Wells Fargo Securities, LLC (4)	$1,956	28	1.46%
Deutsche Bank Securities, LLC	$2,069	7	1.46%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$6.5 million and $12.2 million of linked repurchase agreement borrowings are being included as derivative instruments as of December 31, 2013 and 2012, respectively, (see Note 21).

(3)	$17.0 million of linked repurchase agreement borrowings are being included as derivative instruments as of December 31, 2013.

(4)	As of December 31, 2012, $3.5 million of linked repurchase agreement borrowings are being included as derivative instruments, (see Note 21).
CMBS – Term Repurchase Facility
In February 2011, the registrant's wholly-owned subsidiaries, RCC Commercial Inc. and RCC Real Estate, Inc. (collectively, the "RCC Subsidiaries"), entered into a master repurchase and securities contract (the “2011 Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the 2011 Facility, from time to time, the parties may enter into transactions in which the RCC Subsidiaries and Wells Fargo agree to transfer from the RCC Subsidiaries to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the “Assets”) against the transfer of funds by Wells Fargo to the RCC Subsidiaries, with a simultaneous agreement by Wells Fargo to transfer back to the RCC Subsidiaries such Assets at a date certain or on demand, against the transfer of funds from the RCC Subsidiaries to Wells Fargo. The maximum amount of the Facility is $100.0 million which had an original two year term with a one year option to extend, and an interest rate equal to the one-month LIBOR plus 1.00% plus a .25% initial structuring fee and a .25% extension fee upon exercise. The 2011 facility has a current maturity date of January 31, 2015. The RCC Subsidiaries may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the 2011 Facility.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

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
 Under the terms of the 2011 Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “2011 Guaranty”), the Company agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RCC Subsidiaries to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RCC Subsidiaries with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty  includes covenants that, among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate and RCC Commercial were in compliance with all financial debt covenants as of December 31, 2013.
CRE – Term Repurchase Facilities
On February 27, 2012, the RCC Real Estate entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo to finance the origination of commercial real estate loans.  The 2012 facility had an original maximum amount of $150.0 million and an initial 18 month term.  The Company paid an origination fee of 37.5 basis points (0.375%).  On April 2, 2013, RCC Real Estate entered into an amendment which increased the size to $250.0 million and extended the current term of the 2012 Facility to February 27, 2015. The amendment also provides two additional one year extension options at RCC Real Estate's discretion. RCC Real Estate paid an additional structuring fee of $101,000 and an extension fee of $938,000 in connection with the amendment and will amortize the additional fees over the term of the extension.
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
 Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “2012 Guaranty”), the Company agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the Company to Wells Fargo under or in connection with the 2012 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Company with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty includes covenants that, among other things, limit the the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of December 31, 2013 and the Company was in compliance with all financial covenants under the 2012 Guaranty as of December 31, 2013.
On July 19, 2013, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 5 (or "SPE 5"), entered into a master repurchase and securities agreement (the "DB Facility") with Deutsche Bank AG, Cayman Islands Branch ("DB") to finance the origination of commercial real estate loans.  The DB Facility had a maximum amount of $200.0 million and an initial 12 month term, ending on July 19, 2014, with two one-year extensions at the option of SPE 5 and subject further to the right of SPE 5 to repurchase the assets held in the facility earlier. The Company paid a structuring fee of 0.25% of the maximum facility amount, as well as other reasonable closing costs. The Company guaranteed SPE 5's performance of its obligations under the DB Facility. There were no outstanding borrowings under this facility as of December 31, 2013 or 2012.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

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
The DB Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of SPE 5 or the Company; breaches of covenants and/or certain representations and warranties; performance defaults by the Company; a judgment in an amount greater than $100,000 against SPE 5 or $5.0 million in the aggregate against the Company; or a default involving the failure to pay or acceleration of a monetary obligation in excess of $100,000 of SPE 5 or $5.0 million of the Company. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the DB Facility and the liquidation by DB of assets then subject to the DB Facility. The Company was in compliance with all financial debt covenants as of December 31, 2013.

Short-Term Repurchase Agreements - CMBS

On November 6, 2012, RCC Real Estate entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the purchase of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity.  Interest rates reset monthly.
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
On March 8, 2005, RCC Real Estate entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the purchase of CMBS and the origination commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.
Residential Mortgage Financing Agreements
PCA has a master repurchase agreement with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $30.0 million and a termination date of July 2, 2014, which was amended from the original terms over the course of four amendments. At December 31, 2013, PCA had borrowed $11.9 million under this facility. The facility bears interest at one month LIBOR plus 3.50%. The Company did not own PCA nor was it party to the agreement with New Century at December 31, 2012.
The New Century facility contains provisions that provide New Century with certain rights if certain credit events have occurred with respect to one or more assets financed on the New Century facility to either require PCA to repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the New Century facility, or may only be required to the extent of the availability of such payments.
The New Century facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change in the nature of PCA's business as a mortgage banker as presently conducted or a change in senior management, including the employment of two senior members of PCA's management staff; breaches of covenants and/or certain representations and warranties; performance defaults by PCA; a judgment in an amount greater than $10,000 against PCA or $50,000 in the aggregate against PCA. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the New Century facility and the liquidation by New Century of assets then subject to the New Century facility. The agreement requires PCA to maintain a minimum maintenance balance account at all times of $1.5 million and PCA was in compliance as of December 31, 2013. PCA was in compliance with all financial debt covenants as of December 31, 2013.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

PCA has a loan participation agreement with ViewPoint Bank, NA ("ViewPoint") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $15.0 million and a termination date of December 30, 2014, which was amended from the original terms over the course of five amendments. At December 31, 2013, PCA had borrowed $2.7 million. The facility bears interest at one month LIBOR with a 4.00% floor. The Company did not own PCA nor was it party to the agreement with ViewPoint at December 31, 2012.
The ViewPoint facility contains provisions that provide ViewPoint with certain rights if certain credit events have occurred with respect to one or more assets financed on the ViewPoint facility to either require PCA to repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the ViewPoint facility, or may only be required to the extent of the availability of such payments. The agreement requires PCA to maintain a minimum balance in a deposit account at all times of $1.0 million and PCA was in compliance as of December 31, 2013.
PCA received a waiver on a covenant due to an event of default that requires PCA to maintain consolidated net income of at least one dollar for the preceding twelve month period and not allow PCA's consolidated net income to be a negative number for three consecutive months. The waiver removed all existing defaults and waived the net income covenant requirement until September 30, 2014. PCA was in compliance with all other financial covenant requirements under the agreement as of December 31, 2013.
Mortgage Payable
On August 1, 2011, the Company, through RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.  In conjunction with the purchase of the property, the Company entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bore interest at a rate of one-month LIBOR plus 3.95%.   At December 31, 2012, the borrowing rate was 4.17%. At December 31, 2013 there were no outstanding borrowings under this agreement as the property was sold and the underlying mortgage was repaid in 2013.

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
In July 2007, the Company’s shareholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”). The 2007 Plan authorizes the issuance of up to 2,000,000 shares of common stock in the form of options to purchase common stock, stock awards, performance shares and stock appreciation rights. On June 23, 2011, the 2007 Plan was amended to: (i) increase the number of shares authorized for issuance under the Plan from 2,000,000 shares to 5,400,000 shares; (ii) extend the expiration date of the Plan to June 23, 2021; (iii) provide that the Administrator making certain determinations after a change of control, as defined in the 2007 Plan, will be comprised of the same persons who constitute the Administrator immediately before the change of control; and (iv) make other clarifying and updating amendments to the Plan.
In December 2013, the Company and Resource Capital Manager entered into an At-the-Market Issuance Sales Agreement with MLV & Co, LLC ("MLV") to sell up to 1,400,000 shares of its 8.25% Series B Cumulative Redeemable Preferred Stock from time to time through an "at-the-market" equity offering program under which MLV will act as sales agent. The Company did not utilize this plan during the year ended December 31, 2013. This agreement superseded the March 15, 2013 agreement with MLV.
In April 2013, the Company sold 18,687,500 shares of common stock in an underwritten public common stock follow-on offering, including 2,437,500 shares exercised through the underwriters' over-allotment option, at a price of $6.33 per share. The Company received net proceeds of approximately $114.5 million after payment of underwriting discounts and commissions of approximately $3.6 million and before other offering costs of approximately $200,000.
On March 15, 2013, the Company and Resource Capital Manager entered into an At-the-Market Issuance Sales Agreement with MLV to sell up to 1,500,000 shares of its 8.25% Series B Cumulative Redeemable Preferred Stock from time to time through an "at-the-market" equity offering program under which MLV will act as sales agent. As of December 31, 2013, 2,485,078 shares have been issued under this agreement at a weighted average offering price of $24.44. This agreement superseded the November 2012 agreement with MLV.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Under the November 2012 agreement, MLV had agreed to sell up to 1,000,000 shares the Company's 8.25% Series B Cumulative Redeemable Preferred Stock from time to time. As of June 2013, all shares under this agreement had been issued at a weighted average price of $24.77.
On June 28, 2012, the Company and Resource Capital Manager, Inc. entered into an At-the-Market Issuance Sales Agreement with MLV to sell up to 1,000,000 shares of its 8.5% Series A Cumulative Redeemable Preferred Stock from time to time through an “at- the-market” equity offering program under which MLV will act as sales agent. During the year ended December 31, 2013, the Company issued 4,579 shares at a weighted-average offering price of $25.02. As of December 31, 2013, 415,952 shares had been issued under this agreement at a weighted average offering price of $24.26.
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company is authorized to issue up to 20,000,000 shares of common stock. Under this plan, the Company issued 193,470 shares during the year ended December 31, 2013 at a weighted-average net share price of $6.07 and received proceeds of $1.2 million (net of costs). This plan superseded the February 2012 plan.
Under the February 2012 dividend reinvestment plan, the Company was authorized to issue up to 15,000,000 shares of common stock. Under this plan, the Company issued 2,899,708 shares in January 2013 and February 2013 at a weighted average share price of $6.20 per share. The Company issued a total of 13,095,754 shares of common stock under this plan.

NOTE 15 – SHARE-BASED COMPENSATION
The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Employees	Total
Unvested shares as of January 1, 2013	19,509	3,288,834	—	3,308,343
Issued	38,704	555,074	238,368	832,146
Vested	(19,509)	(999,603)	—	(1,019,112)
Forfeited	—	(8,782)	—	(8,782)
Unvested shares as of December 31, 2013	38,704	2,835,523	238,368	3,112,595
The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the years ended December 31, 2013, 2012, and 2011, including the grant date fair value of shares issued to the Company’s seven non-employee directors, was $5.1 million, $12.9 million, and $8.2 million, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table summarizes the restricted common stock grants during the year ended December 31, 2013:

Date	Shares	Vesting/Year	Date(s)
February 1, 2013	3,582	100%	2/1/2014
March 8, 2013	13,572	100%	3/8/2014
December 12, 2013	16,065	100%	12/12/2014
June 6, 2013	5,485	100%	6/6/2014
March 21, 2013	2,000	33.3%	3/21/14, 3/21/15, 3/21/16
April 1, 2013	112,000	1/6 per quarter	4/1/13, 6/30/13, 9/30/13, 12/31/13, 3/31/14, 6/30/14 (1)
August 7, 2013	97,719	33.3%	8/7/14, 8/7/15, 8/7/16
October 31, 2013	16,260	100%	10/31/2014
October 31, 2013	52,845	50%	10/31/2014, 10/31/15
October 31, 2013	36,585	33.3%	10/31/14, 10/31/15, 10/31/16
October 31, 2013	132,678	33.3%	10/31/14, 10/31/15, 10/31/16 (2)
November 1, 2013	121,951	33.3%	11/1/14, 11/1/15, 11/1/16
November 7, 2013	136,659	100%	11/7/2016 (2)
December 30, 2013	84,745	33.3%	12/30/14, 12/30/15, 12/30/16

1.
In connection with a grant of restricted common stock made on August 25, 2011, the Company agreed to issue up to 336,000 additional shares of common stock if certain loan origination performance thresholds are achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of three annual measurement periods beginning April 1, 2011.  The agreement also provides dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant will be paid at the end of each annual measurement period if the performance criteria are met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company will not record the dividend equivalent rights until earned.  On March 30, 2013, the second annual measurement period ended and 112,000 shares were earned on April 1, 2013.  In addition, $168,000 of accrued dividend equivalent rights was earned.  At December 31, 2013, there was an additional $258,000 of dividends payable upon achievement of the performance criteria.

2.	All shares were issued from the 2007 Plan with the exception of these shares which were issued from unregistered shares as part of the consideration for the purchase of PCA.
The following table summarizes the status of the Company’s unvested stock options as of December 31, 2013:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	26,667	$6.40
Granted	—
Vested	(13,333)	6.40
Forfeited	—
Unvested at December 31, 2013	13,334	$6.40

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table summarizes the status of the Company’s vested stock options as of December 31, 2013:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2012	614,999	$14.80
Vested	13,333	$6.40
Exercised	—
Forfeited	(1,000)	$15.00
Vested as of December 31, 2012	627,332	$14.62	1	$23
There were no options granted during the years ended December 31, 2013 and December 31, 2012.  There were 40,000 options granted during the year ended December 31, 2011. The outstanding stock options have a weighted average remaining contractual term of three years.
For the years ended December 31, 2013, 2012, and 2011, the components of equity compensation expense were as follows (in thousands):

	December 31,
	2013	2012	2011
Options granted to Manager and non-employees	6	2	15
Restricted shares granted non-employees	10,142	4,522	2,399
Restricted shares granted employees	106	—	—
Restricted shares granted to non-employee directors	218	112	112
Total equity compensation expense	10,472	4,636	2,526
During the years ended December 31, 2013, 2012, and 2011, the Manager received 190,828, 146,534, and 80,228 shares as incentive compensation valued at $1.1 million, $814,000, and $463,000, respectively pursuant to the Management Agreement.  The incentive management fee is paid one quarter in arrears.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of December 31, 2013.  All awards are discretionary in nature and subject to approval by the Compensation Committee of the Company's board of directors.
NOTE 16 –EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Years Ended December 31
	2013	2012	2011
Basic:
Net income allocable to common shares	$39,232	$63,199	$37,716
Weighted average number of shares outstanding	118,478,672	88,410,272	70,410,131
Basic net income per share	$0.33	$0.71	$0.54

Diluted:
Net income allocable to common shares	$39,232	$63,199	$37,716
Weighted average number of shares outstanding	118,478,672	88,410,272	70,410,131
Additional shares due to assumed conversion of dilutive instruments	1,560,301	874,216	398,957
Adjusted weighted-average number of common shares outstanding	120,038,973	89,284,488	70,809,088
Diluted net income per share	$0.33	$0.71	$0.53

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Potentially dilutive shares relating to 3,999,505, 641,666 and 641,666 shares and options for the years ended December 31, 2013, 2012, and 2011 respectively, were not included in the calculation of diluted net income per share because the effect was anti-dilutive.
NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table, which is presented gross of tax, presents the changes in each component of accumulated other comprehensive income for the year ended December 31, 2013 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Foreign Currency Translation	Net unrealized (loss) gain
January 1, 2013	$(15,595)	$(11,483)	$—	$(27,078)
Other comprehensive gain (loss) before reclassifications	4,045	10,858	196	15,099
Amounts reclassified from accumulated other comprehensive income	395	(2,459)	—	(2,064)
Net current-period other comprehensive income	4,440	8,399	196	13,035
December 31, 2013	$(11,155)	$(3,084)	$196	$(14,043)
NOTE 18 - THE MANAGEMENT AGREEMENT
On March 8, 2005, the Company entered into a Management Agreement with the Manager and Resource America pursuant to which the Manager provides the Company investment management, administrative and related services. The agreement has been amended several times over the years. Under the amended and restated agreement, the Manager receives fees and is reimbursed for its expenses as follows:

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

•
Incentive compensation is calculated as follows: (i) twenty-five percent (25%) of the dollar amount by which (A) the Company's adjusted operating earnings (before incentive compensation but after the base management fee) for such quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the common shares in the initial offering by the Company and the prices per share of the Common Shares in any subsequent offerings by the Company, in each case at the time of issuance thereof, multiplied by (2) the greater of (a) 2.0% and (b) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of common shares outstanding during such quarter, subject to adjustment, to exclude events pursuant to changes in GAAP or the application of GAAP, as well as non-recurring or unusual transactions or events, after discussion between the Manager and the Independent Directors and approval by a majority of the independent directors in the case of non-recurring or unusual transactions or events. The fees paid by a taxable REIT subsidiary of the Company to employees, agents or affiliates of the Manager with respect to profits of such taxable REIT subsidiary (or any subsidiary thereof) are deducted from the Company's quarterly calculation of incentive compensation payable to the Manager.  Additionally, any income taxes payable by a taxable REIT subsidiary of the Company will be excluded from the Company's calculation of operating earnings.

•	Reimbursement of out-of-pocket expenses and certain other costs incurred by the Manager that relate directly to the Company and its operations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock. The Manager may elect to receive more than 25% is incentive compensation in common stock. All shares are fully vested upon issuance. However, the Manager may not sell such shares for one year after the incentive compensation becomes due and payable. Shares payable as incentive compensation are valued as follows:

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
On February 24, 2011, the Company entered into further amendment to the Management Agreement. Pursuant to this amendment, the Company agreed to pay CVC Credit Partners, LLC, formerly Apidos Capital Management (“ACM”) such fees as are set forth in a Services Agreement dated as of February 24, 2011 among a subsidiary of the Company, RCAM and CVC. The Services Agreement provides that 10% of all base collateral management fees and additional collateral management fees paid to RCAM and 50% of all incentive collateral management fees will be paid by RCAM to CVC. During the years ended December 31, 2013, 2012 and 2011, RCAM paid CVC $643,000, $800,000 and $1.0 million respectively in fees.
The Manager provides the Company with a Chairman, a Chief Financial Officer and several accounting professionals, each of whom is exclusively dedicated to the Company's operations.  The Manager also provides the Company with a director of investor relations who is 50% dedicated to the Company's operations.  The Company bears the expense of the wages, salaries and benefits of the Chief Financial Officer and a sufficient amount of additional accounting professionals, and bears 50% of the salary and benefits of the director of investor relations.
In November 2013, the Company amended the second amended and restated management agreement to allow an ancillary operating subsidiary (PCA), that is an operating entity principally engaged in the evaluation, underwriting, origination, servicing, holding, trading and financing of loans, securities, investments and credit products other than commercial real estate loans to directly incur and pay all of its own operating costs and expenses, including compensation of employees and reimbursement of any compensation costs incurred by the Manager for personnel principally devoted to such ancillary operating subsidiary.
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
If the Management Agreement is terminated based on the above provisions, the Company must pay the Manager a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive during the two 12-month periods immediately preceding the date of such termination. The Company is also entitled to terminate the Management Agreement for cause (as defined therein) without payment of any termination fee.
The base management fee for the years ended December 31, 2013, 2012 and 2011 was $11.6 million, $8.3 million and $7.0 million, respectively. The Manager earned an incentive management fee of $2.1 million of which $1.5 million was paid in cash, which also included $123,000 related to the Company’s investment management agreement with a subsidiary of the Manager, and $484,000 was paid in stock (80,189 shares) for the period from January 1, 2013 to December 31, 2013. The Manager earned an incentive management fee of $9.6 million of which $8.2 million was paid in cash, which also included $3.7 million related to the Company's investment management agreement with a subsidiary of the Manager, and $1.4 million paid in stock (257,173 shares) for the period from January 1, 2012 to December 31, 2012. The Manager earned an incentive management fee of $3.6 million of which $3.2 million was paid in cash, which also included $1.9 million related to the Company's investment management agreement with a subsidiary of the Manager, and $430,000 was paid in stock (75,746 shares) for the period from January 1, 2011 to December 31, 2011.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

At December 31, 2013, the Company was indebted to the Manager for base management fees of $1.0 million, incentive management fees to a subsidiary of the Manager under the Company's investment management agreement of $123,000, $85,000 of fees payable to CVC from RCAM, and expense reimbursements of $166,000. At December 31, 2012,the Company was indebted to the Manager for base management fees of $833,000, incentive management fees of $2.6 million, incentive management fees to a subsidiary of the Manager under the Company's investment management agreement of $3.7 million, $109,000 of fees payable to CVC from RCAM, and expense reimbursements of $372,000.
NOTE 19 – RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  On September 19, 2013, the Audit Committee of the Board of Directors of Resource America concluded that Resource America should consolidate the financial statements of the Company, which was previously treated as an unconsolidated variable interest entity. The Audit Committee reached this conclusion after consultations with the Office of the Chief Accountant of the Securities and Exchange Commission (the “Commission”) following comments received from the staff of the Division of Corporation Finance of the Commission and the Audit Committee's discussion with the Company's management and its independent registered public accounting firm. Resource America's Audit Committee noted that consolidation of the Company was not expected to materially affect Resource America's previously reported net income attributable to common shareholders. At December 31, 2013, Resource America owned 2,861,592 shares, or 2.2%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.
The Company is managed by the Manager, which is a wholly-owned subsidiary of Resource America, pursuant to a Management Agreement that provides for both base and incentive management fees.  For the years ended December 31, 2013, 2012, and 2011, the Manager earned base management fees of approximately $11.6 million, $8.3 million and $7.0 million, respectively, and incentive management fees of $1.9 million, $6.0 million and $1.7 million, respectively.  The Company also reimburses the Manager and Resource America for expenses, including the expense of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  For the years ended December 31, 2013, 2012, and 2011, the Company paid the Manager $3.8 million, $3.6 million and $2.5 million, respectively, as expense reimbursements.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the years ended December 31, 2013, 2012 and 2011, RCM earned $123,000, $3.7 million and $1.9 million in management fees, respectively.  The Company has reinvested gains from its activity and holds $11.6 million in fair market value of trading securities as of December 31, 2013, a decrease of $13.2 million from $24.8 million at fair market value as of December 31, 2012.  The portfolio began a partial liquidation during the year ended December 31, 2013 that resulted in the outstanding portfolio balance being significantly decreased as compared to December 31, 2012. The Company and RCM also established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  During the years ended December 31, 2013, 2012 and 2011, RCM earned $35,000, $560,000 and $404,000, respectively, as its share of the net profits as defined in the Investment Management Agreement.  The Company also reimburses RCM for expenses paid on the Company's behalf. For the years ended December 31, 2013 and 2012, the Company paid RCM $258,000 and $167,000, respectively, as expense reimbursements. There were no such reimbursements for the year ended December 31, 2011.
At December 31, 2013, the Company was indebted to the Manager for $1.6 million, comprised of base management fees of $997,000 and expense reimbursements of $572,000.  At December 31, 2012, the Company was indebted to the Manager for $3.8 million, comprised of base management fees of $833,000, $2.6 million of incentive management fees, and expense reimbursements of $307,000. At December 31, 2013, the Company was indebted to RCM, under the Company’s Investment Management Agreement for $289,000, comprised of incentive management fees of $123,000 and expense reimbursements of $166,000.  At December 31, 2012, the Company was indebted to RCM for $4.3 million, comprised of $3.7 million of incentive management fees and $605,000 of expense reimbursements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

During the year ended December 31, 2013, the Company, through one of its subsidiaries, began originating middle-market loans, which Resource America is paid origination fees in connection with the Company’s middle-market lending operation, which fees may not exceed 2% of the loan balance for any loan originated.
On November 7, 2013, the Company, through a wholly-owned subsidiary, purchased all of the membership interests in Elevation Home Loans, LLC, a start-up residential mortgage company, from an employee of Resource America for $830,000, paid in the form of 136,659 shares of restricted Company common stock.  The restricted stock cliff vests in full on November 7, 2016, and includes dividend equivalent rights.
The Company had executed seven securitizations as of December 31, 2013 and 2012, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitzation's entities and their assets. The Company liquidated one of these CDOs in October 2013.
Relationship with LEAF Financial. LEAF Financial, originated and managed equipment leases and notes on behalf of the Company. On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term at with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, the Company entered into another amendment to extend the maturity to February 15, 2015. The loan amount outstanding at December 31, 2013 and 2012 was $5.7 million and $6.8 million, respectively.
On November 16, 2011, the Company together with LEAF Financial and LCC entered into the SPA with Eos (see Note 3). The Company’s resulting interest is accounted for under the equity method.  For the years ended December 31, 2013 and 2012, the Company recorded a loss of $183,000 and $3.3 million, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income.  No such income or loss was incurred for the year ended December 31, 2011. The Company’s investment in LCC was valued at $41.0 million and $33.1 million as of December 31, 2013 and 2012, respectively.
In accordance with the SPA, the Company and Resource America have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LRF 3, a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes.  To the extent that the value of the equity on the balance sheet of LRF 3 is less than approximately $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LCC by the Company), as of the final testing date within 90 days of December 31, 2013, the Company and Resource America have agreed to be jointly and severally obligated to contribute cash to LCC to make up the deficit.  The LRF 3 equity as of December 31, 2013 was in excess of this commitment.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (“ACM”), a former subsidiary of Resource America, was sold to CVC Credit Partners, LLC ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 33% interest. CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company is entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the years ended December 31, 2013, 2012 and 2011, CVC Credit Partners earned subordinated fees of $643,000, $800,000 and $1.0 million, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

In May, June and July 2013, the Company invested a total of $15.0 million in CVC Global Credit Opportunities Fund which generally invests in assets through the Master Fund (see Note 3). The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement given that the Company is a related party of CVC Credit Partners. For the year ended December 31, 2013, the Company recorded earnings of $1.2 million, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The Company's investment balance of $16.2 million is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At December 31, 2013, the Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio. At December 31, 2012, the Company was indebted to Resource Real Estate for loan origination costs in connection with the Company's commercial real estate loan portfolio in the amount of $20,000.
On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which matures on May 9, 2018, carries an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan collateralized by a multi-family building, to equity. The loan was kept outstanding and continues to be used as collateral in RREF CDO 2006-1. RREM was appointed as the asset manager as of August 1, 2011. RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM is entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. The Company incurred fees payable to RREM in the amounts of $136,000, $136,000 and $63,000 during the years ended December 31, 2013, 2012 and 2011, respectively.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds an interest in a real estate joint venture) from Resource America for $2.1 million, its book value (see Note 3).  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the years ended December 31, 2013, 2012 and 2011, the Company paid RREM management fees of $28,000, $45,000 and $55,000, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company recorded income of $278,000, $683,000 and $112,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of zero and $2.3 million at December 31, 2013 and 2012, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, and RCP has options to extend the loan for two additional 12-month periods.  Principal payments of $621,000 and $107,000 were made during the years ended December 31, 2013 and 2012.  The loan balance was $950,000 and $1.6 million at December 31, 2013 and 2012, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

On June 21, 2011, the Company entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   The Company received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety, RREM was appointed as the asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  The Company held a $975,000 and $1.2 million preferred equity investment in SLH Partners as of December 31, 2013 and 2012, respectively.
On August 1, 2011, the Company, through RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  RREM was appointed as asset manager.  RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM is entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.  The Company incurred fees payable to RREM in the amounts of $151,000, $167,000 and $63,000 during years ended December 31, 2013, 2012 and 2011, respectively. On September 30, 2013, the property was sold for a gain of $16.6 million, which was recorded in gain on sale of real estate on the consolidated statements of income.
On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  RREM acts as asset manager and is responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1% of outstanding contributions. For the years ended December 31, 2013 and 2012, the Company paid RREM management fees of $38,000 and $39,000, respectively. For the years ended December 31, 2013 and 2012, the Company recorded income of $148,000 and losses of $135,000, respectively, which were recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $674,000 and $526,000 at December 31, 2013 and 2012, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
In December 2013, the Company closed CRE Notes 2013, a $307.8 million real estate securitization that provides financing for commercial real estate loans. Resource Real Estate serves as special servicer. With respect to each Specialty Service Mortgage Loan, Resource Real Estate receives an amount equal to the product of (a) the Special Servicing Fee Rate, 0.05% per annum, and (b) the outstanding principal balance of such Specialty Service Mortgage Loan. The servicing fee is payable monthly, on an asset-by-asset basis. The Company utilizes the brokerage services of Resource Securities Inc. ("Resource Securities"), a wholly-owned broker-dealer subsidiary of Resource America, on a limited basis to conduct some of its asset trades. The Company paid Resource Securities a $205,000 placement agent fee in connection with this transaction.
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
Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the years ended December 31, 2013, 2012 and 2011, the Company paid Ledgewood $360,000, $438,000 and $238,000, respectively, in connection with legal services rendered to the Company.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 20 – DISTRIBUTIONS
For the years ended December 31, 2013, 2012 and 2011, the Company has declared and paid $0.80, $0.80, and $1.00 dividends per common share, respectively.
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
The Company’s 2014 dividends will be determined by the Company’s board of directors which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional common shares.
The following tables presents dividends declared (on a per share basis) for the years ended December 31, 2013, 2012 and 2011:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2013
March 31	April 26	$21,634	$0.20
June 30	July 26	$25,399	$0.20
September 30	October 28	$25,447	$0.20
December 31	January 28	$25,536	$0.20

2012
March 31	April 27	$16,921	$0.20
June 30	July 26	$17,253	$0.20
September 30	October 26	$19,897	$0.20
December 31	January 28	$21,024	$0.20

2011
March 31	April 28	$17,590	$0.25
June 30	July 27	$18,567	$0.25
September 30	October 27	$19,157	$0.25
December 31	January 27	$19,979	$0.25

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Preferred Stock
Series A				Series B
	Date Paid	Total Dividend Paid	Dividend Per Share		Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)				(in thousands)
2013				2013
March 31	April 30	$359	$0.53125	March 31	April 30	$1,152	$0.515625
June 30	July 30	$359	$0.53125	June 30	July 30	$1,584	$0.515625
September 30	October 30	$362	$0.53125	September 30	October 30	$1,662	$0.515625
December 31	January 30	$362	$0.53125	December 31	January 30	$1,797	$0.515625

2012				2012
March 31	—	$—	$—	March 31	—	$—	$—
June 30	July 30	$93	$0.27153	June 30	—	$—	$—
September 30	October 30	$359	$0.53125	September 30	October 30	$160	$0.16042
December 31	January 30	$359	$0.53125	December 31	January 30	$576	$0.51563

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
The Company reports its investment securities available-for-sale at fair value.  To determine fair value, the Company uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default, and recovery rates.  These valuations are validated utilizing dealer quotes or bids. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote or bid, the Company will evaluate the difference which could result in an updated valuation from the third party or a revised dealer quote. Based on a prioritization of inputs used in the valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

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
The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2013:
Assets:
Investment securities, trading	$—	$—	$11,558	$11,558
Investment securities available-for-sale	2,370	92	207,375	209,837
CMBS - linked transactions	—	—	30,066	30,066
Total assets at fair value	$2,370	$92	$248,999	$251,461

Liabilities:
Derivatives (net)	—	395	10,191	10,586
Total liabilities at fair value	$—	$395	$10,191	$10,586

December 31, 2012:
Assets:
Investment securities, trading	$—	$—	$24,843	$24,843
Investment securities available-for-sale	9,757	132,561	89,272	231,590
CMBS - linked transactions	—	4,802	2,033	6,835
Total assets at fair value	$9,757	$137,363	$116,148	$263,268

Liabilities:
Derivatives (net)	—	610	14,077	14,687
Total liabilities at fair value	$—	$610	$14,077	$14,687
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2012	$58,508
Total gains or losses (realized or unrealized):
Included in earnings	14,105
Purchases	8,341
Sales	(37,632)
Paydowns	(2,012)
Transfers into Level 3	66,381
Unrealized losses – included in accumulated other comprehensive income	8,457
Beginning balance, January 1, 2013	116,148
Total gains or losses (realized or unrealized):
Included in earnings	10,094
Purchases	106,570
Sales	(37,499)
Paydowns	(41,571)
Unrealized gains (losses) – included in accumulated other comprehensive income	362
Transfers into level 3	94,895
Ending balance, December 31, 2013	$248,999
The Company is not able to obtain significant observable inputs and market data points due to a change in methodology whereby the Company began using a third party valuation firm to determine fair value, As a result, $94.9 million of CMBS (including certain CMBS accounted for as linked transactions, were reclassed to Level 3 during the year ended December 31, 2013.
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2012	$12,000
Unrealized losses – included in accumulated other comprehensive income	2,077
Beginning balance, January 1, 2013	14,077
Unrealized losses – included in accumulated other comprehensive income	(3,886)
Ending balance, December 31, 2013	$10,191
The Company had $328,000, $42,000 and $4.6 million of losses included in earnings due to the other-than-temporary impairment charges during the years ended December 31, 2013, 2012 and 2011, respectively. With respect to December 31, 2013 and 2012 the Company record final charge off adjustments on assets that had previous principal losses and in 2011 there was other-than-temporary impairment taken on one asset. These losses are included in the consolidated statements of income as net impairment losses recognized in earnings.
Loans held for sale consist of bank loans CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as nonrecurring Level 2.  For the Company’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the years ended December 31, 2013 , 2012 and 2011 was $3.1 million, $7.8 million and $11.4 million, respectively, and is included in the consolidated statements of income as provision for loan and lease losses.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2013:
Assets:
Loans held for sale	$—	$6,850	$15,066	$21,916
Impaired loans	—	225	—	225
Total assets at fair value	$—	$7,075	$15,066	$22,141

December 31, 2012:
Assets:
Loans held for sale	$—	$14,894	$34,000	$48,894
Impaired loans	—	4,366	21,000	25,366
Total assets at fair value	$—	$19,260	$55,000	$74,260
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$10,191	Discounted cash flow	Weighted average credit spreads	5.03%
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on the consolidated balance sheets.  The fair value of the Company’s investment securities, trading is reported in Note 6.  The fair value of the Company’s investment securities available-for-sale is reported in Note 7.  The fair value of the Company’s derivative instruments and linked transactions is reported in this Note 21.
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
DECEMBER 31, 2013

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Loans held-for-investment	$1,369,526	$1,358,434	$—	$545,352	$813,082
Loans receivable-related party	$6,966	$6,966	$—	$—	$6,966
CDO notes	$1,070,339	$653,617	$—	$653,617	$—
Junior subordinated notes	$51,005	$17,499	$—	$—	$17,499
Repurchase agreements	$77,304	$77,304	$—	$—	$77,304

December 31, 2012:
Loans held-for-investment	$1,793,780	$1,848,617	$—	$1,186,642	$661,975
Loans receivable-related party	$8,324	$8,324	$—	$—	$8,324
CDO notes	$1,614,883	$1,405,124	$—	$1,405,124	$—
Junior subordinated notes	$50,814	$17,308	$—	$—	$17,308
Repurchase agreements	$106,303	$106,303	$—	$—	$106,303
NOTE 22 – INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS
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
At December 31, 2013, the Company had 12 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.03% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $129.5 million at December 31, 2013.  The counterparties for the Company’s designated interest rate hedge contracts at such date were Credit Suisse International and Wells Fargo, with which the Company had master netting agreements.
At December 31, 2012, the Company had 16 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 4.94% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $135.2 million at December 31, 2012.  The counterparties for the Company’s designated interest rate hedge contracts are Credit Suisse International and Wells Fargo with which the Company has master netting agreements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The estimated fair value of the Company’s interest rate swaps was $(10.6) million and $(14.7) million as of December 31, 2013 and 2012, respectively.  The Company had aggregate unrealized losses of $10.8 million and $15.6 million on the interest rate swap agreements as of December 31, 2013 and 2012, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the original term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.
In the next twelve months, the Company expects to reclassify $282,000 from accumulated other comprehensive loss to earnings. The amount relates to the termination of 18 hedges during the years ended December 31, 2006, 2007 and 2008 and the requirement for the remaining gains and losses to be amortized over the life of the remaining debt. In addition, in the next twelve months, the Company expects to pay $6.4 million in net interest expense for its hedges.
    During the years ended December 31, 2013, 2012 and 2011, the Company recognized expense of $288,000, $279,000 and $227,000, respectively, into earnings related to the amortization of gains and losses on 18 terminated hedges.
The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of income for the years presented:

Fair Value of Derivative Instruments as of December 31,
(in thousands)

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts 2013	$129,497	Derivatives, at fair value	$(10,586)
Interest rate swap contracts 2012	$135,241	Derivatives, at fair value	$(14,687)

Interest rate swap contracts 2013	$129,497	Accumulated other comprehensive loss	$10,586
Interest rate swap contracts 2012	$135,241	Accumulated other comprehensive loss	$14,687

The Effect of Derivative Instruments on the Statements of Income for the
Years Ended December 31,
(in thousands)

	Liability Derivatives
	Notional Amount	Statement of Income Location	Unrealized Loss (1)
Interest rate swap contracts 2013	$129,497	Interest expense	$6,751
Interest rate swap contracts 2012	$135,241	Interest expense	$7,266
Interest rate swap contracts 2011	$167,905	Interest expense	$8,415

(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of income line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Mortgage Banking Derivatives
The Company's mortgage banking subsidiary may use derivatives in the ordinary course of business that consist of forward sales contracts and interest rate lock commitments on residential mortgage loans. Forward sales contracts represent future commitments to deliver loans at a specified price and by a specified date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate and by a specified time and are used to mitigate risk of changes in interest rate. These derivatives involve underling items, such as interest rates, and are designed to mitigate risk. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure limited to the amounts required to be received or paid.
Forward sales contracts also contain an element of risk in that the counterparties may be unable to meet the terms of such agreements. In the event the parties to deliver commitments are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management and the Members. The Company does not expect any counterparty to default on its obligations and, therefore, the Company does not expect to incur any cost related to counterparty default.
The Company is exposed to interest rate risk on loans held for sale and interest rate lock commitments. As market interest rates increase or decrease, the fair value of mortgage loans held for sale and rate lock commitments will decline or increase accordingly. To offset this interest rate risk, the Company may enter into derivatives such as forward contracts to sell loans. The fair value of these forward sales contracts will change as market interest rates change, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate lock commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including market interest rate volatility, the amount of interest rate lock commitments that close, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.
Linked Transactions
The Company's linked transactions are evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on the Company's consolidated balance sheets at fair value. The fair value of linked transactions reflect the value of the underlying CMBS, linked repurchase agreement borrowings and accrued interest payable on such instruments. The Company's linked transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from linked transactions is reported in other income on the Company's consolidated statements of income.
The following tables present certain information about the CMBS and repurchase agreements underlying the Company's linked transactions at December 31, 2013 and 2012.
Fair Value of Derivative Instruments as of December 31,
(in thousands)

	Asset Derivatives
	Designation	Balance Sheet Location	Fair Value
Linked transactions at fair value, 2013	Non-Hedging	Linked transactions, net at fair value	$30,066
Linked transactions at fair value, 2012	Non-Hedging	Linked transactions, net at fair value	$6,835
.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The Effect of Derivative Instruments on the Statement of Income for the
Years Ended December 31,
(in thousands)

	Asset Derivatives
	Designation	Statement of Income Location	Revenues (1)
Linked transactions at fair value, 2013	Non-Hedging	Unrealized (loss) gain and net interest income on linked transactions, net	$(3,841)
Linked transactions at fair value, 2012	Non-Hedging	Unrealized (loss) gain and net interest income on linked transactions, net	$728
Linked transactions at fair value, 2011	Non-Hedging	Unrealized (loss) gain and net interest income on linked transactions, net	$216

(1)	Negative values indicate a decrease to the associated balance sheets or consolidated statements of income line items.

The following table presents certain information about the components of the unrealized (losses) gains and net interest income from linked transactions, net, included in the Company's consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Components of Unrealized Net (Losses) Gains and Net Interest Income	December 31,
Income from Linked Transactions	2013	2012	2011
Interest income attributable to CMBS underlying linked transactions	$2,912	$802	$320
Interest expense attributable to linked repurchase agreement borrowings underlying linked transactions	(735)	(242)	(104)
Change in fair value of linked transactions included in earnings	(6,018)	168	—
Unrealized net (losses) gains and net interest income from linked transactions	$(3,841)	$728	$216
The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013:
CMBS linked transactions	$99,493	$446	$(6,116)	$93,823

December 31, 2012:
CMBS linked transactions	$27,082	$190	$(22)	$27,250

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table summarizes the estimated maturities of the Company’s CMBS linked transactions according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
December 31, 2013:
Less than one year	$540	$540	5.58%
Greater than one year and less than five years	26,120	26,516	5.32%
Greater than five years and less than ten years	53,688	57,282	3.35%
Greater than ten years	13,475	15,155	3.34%
Total	$93,823	$99,493	3.84%

December 31, 2012:
Less than one year	$9,827	$9,822	5.13%
Greater than one year and less than five years	5,444	5,446	5.92%
Greater than five years and less than ten years	11,979	11,814	2.69%
Total	$27,250	$27,082	5.16%

The following table shows the fair value, gross unrealized losses and the length of time the investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2013:
CMBS linked transactions	$70,727	$(5,198)	$9,318	$(918)	$80,045	$(6,116)

December 31, 2012:
CMBS linked transactions	$20,894	$(22)	$—	$—	$20,894	$(22)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table summarizes the Company's CMBS linked transactions at fair value (in thousands, except percentages):

	December 31, 2012	Net Purchases	Upgrades/Downgrades	Change Same Ratings	December 31, 2013
Moody's Ratings Category:
Aaa	$14,585	$9,794	$—	$2,303	26,682
Aa1 through Aa3	—	8,919	—	—	8,919
A1 through A3	5,444	—	(5,444)	—	—
Baa1 through Baa3	—	1,020	5,444	9	6,473
Ba1 through Ba3	—	10,310	—	—	10,310
B1 through B3	—	12,155	—	—	12,155
Non-Rated	7,221	19,986	—	2,077	29,284
Total	$27,250	$62,184	$—	$4,389	$93,823

S&P Ratings Category:
AAA	$21,806	$—	$—	$(4,164)	$17,642
BBB+ through BBB-	—	9,953	—	—	9,953
BB+ through BB-	—	2,865	—	—	2,865
B+ through B-	5,444	14,165	—	10	19,619
Non-Rated	—	35,201	—	8,543	43,744
Total	$27,250	$62,184	$—	$4,389	$93,823

The following table summarizes the Company's CMBS linked repurchase agreements (in thousands, except percentages):

	As of		As of
	December 31, 2013		December 31, 2012
Maturity or Repricing	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$64,094	1.25%	$20,415	1.40%
>30 days to 90 days	—	—%	—	—%
Total	$64,094	1.25%	$20,415	1.40%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 23 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The Company has no offsetting of financial assets. The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities as of December 31, 2013 and 2012 (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged (2)	(v) = (iii) - (iv) Net Amount
December 31, 2013
Derivative hedging instruments, at fair value (3)	$10,586	$—	$10,586	$—	$500	$10,086
Repurchase agreements (4)	91,931	—	91,931	91,931	—	—
Total	$102,517	$—	$102,517	$91,931	$500	$10,086

December 31, 2012
Derivative hedging instruments, at fair value (3)	$14,687	$—	$14,687	$—	$500	$14,187
Repurchase agreements (4)	106,303	—	106,303	106,303	—	—
Total	$120,990	$—	$120,990	$106,303	$500	$14,187

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions.

(2)	Amounts represent amounts pledged as collateral against derivative transactions.

(3)	The fair value of securities pledged against the Company's swaps was $3.5 million and $8.3 million at December 31, 2013 and 2012, respectively.

(4)	The fair value of securities pledged against the Company's repurchase agreements was $121.6 million and $284.3 million at December 31, 2013 and 2012, respectively.
In the Company's consolidated balance sheets, all balances associated with repurchase agreement and derivatives transactions are presented on a gross basis.
Certain of the Company's repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 24 - INCOME TAXES

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table details the components of income taxes (in thousands):

	Years Ended December 31,
	2013	2012	2011
Provision (benefit) for income taxes:
Current:
Federal	$4,601	$11,497	$7,839
State	1,068	776	4,596
Total current	5,669	12,273	12,435

Deferred:
Federal	(5,116)	1,769	(305)
State	(1,594)	560	(94)
Total deferred	(6,710)	2,329	(399)
Income tax provision (benefit)	$(1,041)	$14,602	$12,036

A reconciliation of the income tax benefit (provision) based upon the statutory tax rate to the effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Statutory tax	$(588)	$9,518	$6,324
State and local taxes, net of federal benefit	(728)	225	2,641
Permanent adjustments	2	32	—
Subpart F income	—	3,458	1,991
Basis difference in LCC investment	—	—	1,080
Prior period tax expense	253	—	—
Other items	20	1,369	—
	$(1,041)	$14,602	$12,036

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets related to:
Investment in securities	$118	$118
Intangible assets basis difference	2,725	2,557
Federal, state and local loss carryforwards	941	45
Subpart F income	1,359	12
Partnership investment	2	34
Deferred revenue	23	—
Accrued expenses	44	—
Total deferred tax assets	5,212	2,766
Valuation allowance	—	—
Total deferred tax assets	$5,212	$2,766

Deferred tax liabilities related to:
Unrealized loss on investments	$(3,764)	$(4,286)
Equity investments	(153)	(838)
Basis difference in LCC investment	(195)	(185)
Subpart F income	—	(3,067)
Total deferred tax liabilities	$(4,112)	$(8,376)
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, Whitney CLO I, and Harvest CLO VII, the Company's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands and, with respect to Harvest CLO VII, Ireland, and are generally exempt from federal and state income at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I's, Apidos CDO III's, Apidos Cinco CDO's, Apidos CLO VIII's, Whitney CLO I's, and Harvest CLO VII’s current taxable income in its calculation of REIT taxable income.
On October 27, 2011 the Company reorganized the ownership structure of Apidos CDO I and Apidos CDO III. As a result, the earnings from Apidos CDO I and Apidos CDO III are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax. On January 24, 2012, the Company again reorganized the ownership structure of Apidos CDO I and Apidos CDO III.  As a result, for the period January 1, 2012 through January 23, 2012, the earnings from Apidos CDO I and Apidos CDO III are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax. For the period January 24, 2012 through December 31, 2012 the earnings from Apidos CDO I are included in the Company's calculation of REIT taxable income. On December 11, 2012, the Company further reorganized the ownership structure of Apidos CDO III.  As a result, for the period from January 24, 2012 through December 10, 2012 the earnings from Apidos CDO III are included in the Company's calculation of REIT taxable income.  Also as a result of the reorganization on December 11, 2012, for the period December 11, 2012 through December 31, 2012, the earnings from Apidos CDO III are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax.
On November 12, 2012, the Company reorganized the ownership structure of Apidos Cinco CDO and Whitney CLO I.  As a result, for the period November 12, 2012 through December 31, 2012, the earnings from Apidos Cinco CDO and Whitney CLO I are excluded from the Company's calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from November 12, 2012 through December 31, 2012 has been recorded.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

On February 13, 2013, the Company reorganized the ownership structure of Apidos Cinco CDO and Whitney CLO I. As a result, for the period January 1, 2013 through February 12, 2013, the earnings from Apidos Cinco CDO and Whitney CLO I are excluded from the Company’s calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from January 1, 2013 through February 12, 2013 has been recorded. Also as a result of the reorganization on February 13, 2013, for the period February 13, 2013 and ending December 31, 2013 the earnings from Apidos Cinco CDO and Whitney CLO I are included in the Company’s calculation of REIT taxable income.
On March 8, 2013 the Company reorganized the ownership structure of Apidos CDO III. As a result, the earnings from Apidos CDO III for the period January 1, 2013 through March 7, 2013 are excluded from the Company’s calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from January 1, 2013 through March 7, 2013 has been recorded. Also as a result of the reorganization on March 8, 2013, for the period March 8, 2013 and ending December 31, 2013 the earnings from Apidos CDO III are included in the Company’s calculation of REIT taxable income.
On September 10, 2013, the Company acquired approximately 9.5% of the equity of Harvest CLO VII, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland. This equity is directly owned by a domestic qualified REIT subsidiary of the Company and, accordingly, its earnings are included in the Company’s calculation of REIT taxable income.
Effective January 1, 2007, the Company adopted the provisions of FASB's guidance for uncertain tax positions. This implementation did not have an impact on the Company's consolidated balance sheets or consolidated statements of income. The guidance prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company is required to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period as well as the cumulative amounts recorded in the consolidated balance sheets. The Company will continue to classify any tax penalties as other operating expenses and any interest as interest expense. The Company does not have any unrecognized tax benefits that would affect the Company's financial position.
As of December 31, 2013, we had $2.1 million of federal net operating losses and $2.0 million of state net operating losses. The federal net operating losses will begin to expire in 2032; the state net operating losses will begin to expire in 2032. We have concluded that it is more likely than not that all losses will be utilized during their respective carry forward periods; and as such, a valuation allowance has not been established against these deferred tax assets.
As of December 31, 2013, income tax returns for the calendar years 2010 - 2013 remain subject to examination by IRS and/or any state or local taxing jurisdiction. The Company has not executed any agreements with the IRS or any state and/or local taxing jurisdiction to extend a statue of limitations in relation to any previous year.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 25 - QUARTERLY RESULTS
The following is a presentation of the quarterly results of operations:

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2013:
Interest income	$33,320	$30,715	$28,464	$25,477
Interest expense	11,165	11,134	11,762	26,949
Net interest income	$22,155	$19,581	$16,702	$(1,472)

Net income allocable to common shares	$11,526	$6,533	$22,121	$(948)

Net income per share − basic	$0.11	$0.05	$0.18	$(0.01)

Net income per share − diluted	$0.11	$0.05	$0.18	$(0.01)

Year ended December 31, 2012:
Interest income	$29,849	$29,720	$29,912	$43,849
Interest expense	8,383	8,869	8,208	17,332
Net interest income	$21,466	$20,851	$21,704	$26,517

Net income	$14,481	$16,425	$18,152	$14,141

Net income per share − basic	$0.18	$0.20	$0.20	$0.14

Net income per share − diluted	$0.18	$0.20	$0.20	$0.14

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 26 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following.
The Company received $2.9 million in proceeds from the issuance of 124,091 shares of Series A preferred stock through the Company’s at-the-market program during January and February 2014.
The Company received $4.6 million in proceeds from the issuance of 207,104 shares of Series B preferred stock through the Company’s dividend reinvestment plan during January and February 2014.
In January and February 2014, the Company invested a total of $33.7 million into the warehouse of the Company's second European securitization, Harvest CLO VIII. The CLO is managed by an independent third party. The Company will not have control and will not be deemed to be the primary beneficiary. Therefore, the CLO will not be consolidated onto the Company's consolidated financial statements.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting is effective.
Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2013. Their report, dated March 3, 2014, expressed an unqualified opinion on our internal control over financial reporting. This report is included in this Item 9A.
Changes in Internal Control of Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Capital Corp.
We have audited the internal control over financial reporting of Resource Capital Corp. (a Maryland Corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 3, 2014, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 3, 2014

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
Names of Directors, Principal Occupation and Other Information
Walter T. Beach, age 47, has been a director since March 2005.  Mr. Beach has been Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997.  From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm where, beginning in 1994, he was responsible for the firm's investment decisions for its principal equity product. Before that he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm, and an analyst at Industry Analysis Group, an industry and economic consulting firm. Mr. Beach has served as a director of The Bancorp, Inc., a publicly-traded (NASDAQ: TBBK) bank holding company, and its subsidiary bank, The Bancorp Bank, since 1999. Mr. Beach has also served as a director of Institutional Financial Markets, Inc. and its predecessor, Cohen & Company, a publicly-traded (AMEX: IFMI) financial services company specializing in credit related fixed income investments, since December 2009.
Edward E. Cohen, age 75, has been a director since March 2005 and was our Chairman from March 2005 to November 2009. Mr. Cohen is Chairman of Resource America, the corporate parent of our manager, a position he has held since 1990. He was Resource America's Chief Executive Officer from 1988 to 2004 and its President from 2000 to 2003. He has been the Chief Executive Officer of Atlas Energy GP, LLC, the general partner of Atlas Energy, L.P. (formerly known as Atlas Pipeline Holdings, L.P.), a publicly-traded (NYSE:ATLS) energy limited partnership, from its formation in December 2005 until February 2009, Chief Executive Officer and President since February 2011 and Chairman from December 2005 through February 2011. He was also the Chairman and Chief Executive Officer of Atlas America, Inc., a publicly-traded energy company, from its formation in 2000 until its sale in February 2011, and was President from September 2000 to October 2009. He has also been the Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, the general partner of Atlas Pipeline Partners, L.P., a publicly-traded (NYSE: APL) midstream natural gas gathering and processing limited partnership, since its formation in 1999, and was Chief Executive Officer from 1999 to January 2009. He was also Chairman of the Management Board and Chief Executive Officer from 1999 to January 2009. He has also been the Chairman of the Managing Board and Chief Executive Officer of Atlas Resource Partners GP, LLC, the general partner of Atlas Resource Partners, L.P., a publicly-traded (NYSE: ARP) oil and gas exploration and production limited partnership, since February 2012. He has also been the Chairman of the Board of Brandywine Construction and Management, Inc. (a property management company) since 1994.
Jonathan Z. Cohen, age 43, has been our Chief Executive Officer, President and a director since March 2005. Mr. Cohen has been President since 2003, Chief Executive Officer since 2004 and a director since 2002 of Resource America. He was Chief Operating Officer of Resource America from 2002 to 2004, Executive Vice President from 2001 to 2003, and a Senior Vice President from 1999 to 2001. He has been the Executive Chairman of Atlas Energy GP, LLC since January 2012, was Chairman from February 2011 to January 2012 and Vice Chairman from its formation in December 2005 to February 2011. He was also the Vice Chairman of Atlas America, Inc. from its formation in 2000 to its sale in February 2011. He has also been the Vice Chairman of of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999. He has also been the Vice Chairman of the Managing Board of Atlas Resource Partners, GP, LLC since February 2012.
Richard L. Fore, age 68 has been a director since March 2013. Mr Fore has been Chairman and Chief Executive Officer of Fore Property Company, a national real estate development company that builds, owns and manages multi-family residences throughout the United States, since 1994. Prior to founding Fore Property Company, he was a partner at Lincoln Property Company. Mr. Fore co-founded the National Multi Housing Council, the leading trade association in the apartment industry, in 1978. He was also appointed to the Presidential Housing Commission by President Reagan. Mr. Fore also served in the U.S. Department of Housing and Urban Development during the Nixon and Ford administrations.

(Back to Index)

(Back to Index)

William B. Hart, age 70 has been a director since March 2005. Mr. Hart was Chairman of the Board of Trustees of the National Trust for Historic Preservation from 1999 to 2004. He was also a director of Anthem, Inc. (now Wellpoint, Inc.), a publicly-traded (NYSE: WLP) health insurance company, from 2000 to 2004. Mr. Hart was Director of SIS Bancorp from 1995 to 2000. From 1988 to 1999, Mr. Hart served in various positions with Blue Cross/Blue Shield of New Hampshire, ending as Chairman of the Audit Committee and Chairman of the Board of Directors from 1996 to 1999. He also served as President of the Foundation for the National Capital Region, Washington, DC, from 1993 to 1996 and President of The Dunfey Group, a private investment firm, from 1986 to 1998. From 1986 to 1994 he was a director of First NH Banks where he was Chairman of the Audit Committee from 1992 to 1994.
Gary Ickowicz, age 58, has been a director since February 2007. Mr. Ickowicz has been the Managing Partner of IR Capital LLC, a real estate company that owns and operates real estate assets in the New York Metropolitan area since 2008. He was a Managing Principal of Lazard Freres Real Estate Investors, a manager of funds invested in debt and equity securities of North American real estate assets and enterprises from 2001 to 2011. He was a director of Lazard Freres's real estate investment banking unit from 1989 through 2001. Since 2000 he has been a director of Grant Street Settlement, and since 2002 he has been a director of NCC/Neumann, both not-for-profit developers of senior housing. From 2001 to 2011, he was a director of Commonwealth Atlantic Properties, Inc., a privately-held REIT. From 2001 to 2006 he was a director of Kimsouth, Inc., a joint venture with Kimco Realty Corporation, a publicly-traded (NYSE: KIM) REIT.
Steven J. Kessler, age 70, has been our Chairman since November 2009 and was our Senior Vice President - Finance from September 2005 to November 2009 and, before that, served as our Chief Financial Officer, Chief Accounting Officer and Treasurer from March 2005 to September 2005. Mr. Kessler has been Executive Vice President of Resource America since 2005 and was Chief Financial Officer from 1997 to December 2009 and Senior Vice President from 1997 to 2005. He was a Trustee of GMH Communities Trust, a then publicly-traded specialty housing REIT, from 2004 to 2008 when it was sold. He was Vice President - Finance and Acquisitions at Kravco Company, a shopping center developer and operator, from 1994 to 1997. From 1983 to 1993 he was employed by Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer. Before that, he was a partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants.
Murray S. Levin, age 71, has been a director since March 2005. Mr. Levin is a senior litigation partner at Pepper Hamilton LLP, a law firm with which he has been associated since 1970. Mr. Levin served as the first American president of the Association Internationale des Jeunes Avocats (Young Lawyers International Association), headquartered in Western Europe. He is a past president of the American Chapter and a member of the board of governors of the Union Internationale des Avocats (International Association of Lawyers), a Paris-based organization that is the world's oldest international lawyers association.
P. Sherrill Neff, age 62, has been a director since March 2005.  Mr. Neff is a founding partner of Quaker Partners, a health care venture and growth equity fund since 2002.  From 1994 to 2002 he was President and Chief Financial Officer, and from 1994 to 2003, a director of Neose Technologies, Inc., a then publicly-traded life sciences company.  Mr. Neff was also a director of The Bancorp, Inc., a publicly traded (NASDAQ: TBBK) bank holding company, from its formation in 1999 until 2002, and a director of Resource America from 1998 to 2005.  Mr. Neff is on the boards of directors of five Quaker Partners' portfolio companies, including Cempra, Inc., a publicly-traded (NASDAQ:CEMP) pharmaceutical company, since 2011, Ragado BioSciences, Inc. (NASDAQ: RGDO), a publicly traded biopharmaceutical company, since 2005, and three other private portfolio companies.  Mr. Neff was also a director of Amicus Therapeutics, a publicly-traded (NASDAQ: FOLD) biopharmaceutical company, from 2005 to 2011. Until 2013, he was a member of the board of directors of the National Venture Capital Association.
Stephanie H. Wiggins, age 48, has been a director since April 2013.  Ms. Wiggins has been Executive Vice President and Chief Investment Officer for the AFL-CIO Housing Investment Trust since 2000. From 1997 to 2000 she served in various positions at Prudential Mortgage Capital Company (formerly WMF Group), culminating as Director and Senior Investment Officer. She previously served as a Senior Underwriter and Review Appraiser at Green Park Financial (currently d/b/a Walker & Dunlop). Ms. Wiggins is a member of the Urban Land Institute Council, National Housing Conference and Mortgage Bankers Association.
The board of directors has not adopted specific minimum qualifications for service on our board, but rather seeks a mixture of skills that are relevant to our business as an externally-managed REIT that focuses primarily upon investments in commercial real estate and commercial finance assets, principally loans and interests in loans. The following presents a brief summary of the attributes of each director that led to the conclusion that he or she should serve as such:
Mr. Beach has extensive experience in finance and investment management and a strong financial background.

(Back to Index)

(Back to Index)

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
Mr. Fore has extensive experience in, and significant knowledge of, the real estate industry as a founder and principal of a national real estate company. Mr. Fore also has significant government experience, having served in government positions with three Presidential administrations.
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
Ms. Wiggins has extensive real estate finance experience, including underwriting, originating and valuing income-producing real estate, as an officer of several real estate companies.
Non-Director Executive Officers
Jeffrey D. Blomstrom, age 45, has been our Senior Vice President since March 2005. Mr. Blomstrom has been President and Managing Director of Resource Financial Fund Management, Inc., an asset management subsidiary of Resource America, since 2003. Mr. Blomstrom serves as the head of collateral origination and as a member of the credit committee for Trapeza Capital, Resource America's trust preferred securities collateral manager. From 2001 to 2003 Mr. Blomstrom was a Managing Director at Cohen and Company, an investment banking firm. From 2000 to 2001 he was Senior Vice President of iATMglobal.net, Inc., an ATM software development company. Mr. Blomstrom was, from 1999 to 2000, an associate at Covington & Burling, a law firm, where he focused on mergers and acquisitions and corporate governance.
David E. Bloom, age 49, has been our Senior Vice President-Real Estate Investments since March 2005. Mr. Bloom has been Senior Vice President of Resource America since 2001. He has also been President of Resource Real Estate, Inc., a wholly-owned real estate subsidiary of Resource America, since 2004 and was President of Resource Capital Partners, a wholly-owned real estate subsidiary of Resource America, from 2002 to 2006. From 2001 to 2002 he was President of Resource Properties, a former real estate subsidiary of Resource America. Before that he was Senior Vice President at Colony Capital, LLC, an international real estate opportunity fund, from 1999 to 2001. From 1998 to 1999 he was Director at Sonnenblick-Goldman Company, a real estate investment bank. From 1995 to 1998 he was an attorney at the law firm of Willkie Farr & Gallagher, LLP.
Jeffrey F. Brotman, 50, has been our Executive Vice President since June 2009 and Executive Vice President of Resource America since June 2007.  He was co-founder of Ledgewood, P.C. (a Philadelphia-based law firm) and affiliated with the firm from 1992 until June 2007, serving as managing partner from 1995 until March 2006.  Mr. Brotman is also a non-active certified public accountant and an Adjunct Professor at the University of Pennsylvania Law School.  Mr. Brotman was Chairman of the Board of Directors of TRM Corporation, a then publicly-traded consumer services company, from September 2006 until September 2008 and was its President and Chief Executive Officer from March 2006 through June 2007.
David J. Bryant, age 56, has been our Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer since June 2006. From 2005 to 2006 Mr. Bryant served as Senior Vice-President, Real Estate Services, at Pennsylvania Real Estate Investment Trust, a publicly-traded (NYSE: PEI) REIT principally engaged in owning, managing, developing and leasing malls and strip centers in the eastern United States. From 2000 to 2005, Mr. Bryant served as PEI's Senior Vice President - Finance and Treasurer, and was its principal accounting officer. From 1994 to 2000, Mr. Bryant was Vice President -Finance and Controller at PEI and its predecessor, The Rubin Organization. Mr. Bryant is also a certified treasury professional and a non-active certified public accountant.

(Back to Index)

(Back to Index)

Other Significant Employees
The following sets forth certain information regarding other significant employees of the Manager and Resource America who provide services to us:
Thomas C. Elliott, age 40, has been our Senior Vice President-Finance and Operations since September 2006 and, prior to that, was our Chief Financial Officer, Chief Accounting Officer and Treasurer from September 2005 to June 2006. He was our Senior Vice President - Assets and Liabilities Management from June 2005 until September 2005 and, before that, served as our Vice President - Finance from March 2005. Mr. Elliott has been Chief Financial Officer of Resource America since December 2009 and Senior Vice President since 2005. He was Senior Vice President - Finance and Operations of Resource America from 2006 to December 2009; Senior Vice President - Finance from 2005 to 2006 and Vice President - Finance from 2001 to 2005. From 1997 to 2001 Mr. Elliott was a Vice President at Fidelity Leasing, where he managed all capital market functions, including the negotiation of all securitizations and credit and banking facilities in the U.S. and Canada. Mr. Elliott also oversaw the financial controls and budgeting departments.
Alan F. Feldman, age 50, has been our Senior Vice President-Real Estate Investments since March 2005. Mr. Feldman has been Chief Executive Officer of Resource Real Estate since 2004 and Senior Vice President of Resource America since 2002. Mr. Feldman was President of Resource Properties from 2002 to 2005. From 1998 to 2002, Mr. Feldman was Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization. From 1992 through 1998, Mr. Feldman was Executive Vice President of PREIT-RUBIN, Inc. the management subsidiary of Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization. Before that, from 1990 to 1992, he was a Director at Strouse, Greenberg & Co., a regional full service real estate company.
Kevin M. Finkel, age 42, has been our Vice President - Real Estate Investments since 2006. Senior Vice President of Resource America since 2013 and Vice President of Resource America from 2008 to 2013. President of Resource Capital Partners, Inc. (a wholly-owned real estate subsidiary of Resource America) since 2006, and Vice President and Director of Acquisitions from 2004 to 2006. Executive Vice President of Resource Real Estate, Inc. since 2008, Director of Acquisitions since 2004 and Vice President from 2004 to 2008. Joined Resource America as a consultant in 2002. Investment Banking Associate at Barclays Capital from 1998 to 2000. Investment Banking Associate and Analyst at Deutsche Bank Securities from 1994 to 1998.
Kyle Geoghegan, age 45, has been our Senior Vice President - Loan Originations since 2007. Mr. Geoghegan has been a Managing Director of Resource Real Estate Funding, Inc., a real estate subsidiary of Resource America, since July 2006. Mr. Geoghegan co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles. Mr. Geoghegan worked at Bear Stearns from January 1998 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles. Prior to joining Bear Stearns, Mr. Geoghegan spent four years as a real estate loan officer at PNC Bank in Philadelphia, PA, primarily originating construction and bridge loans.
Shivan Govindan, age 41, has been a Vice President of Resource America since 2008. President of Resource Financial Institutions Group, Inc. (a wholly-owned subsidiary of Resource America) since 2008 and Vice President from 2005 to 2008. Senior Vice President of Resource Financial Fund Management, Inc. (a wholly-owned subsidiary of Resource America) since 2006 and Vice President from 2004 to 2006. Principal of Beehive Ventures, LLC (a Deutsche Bank seeded private equity firm) from 2000 to 2004. Director of Corporate Development at IQ Financial Systems (a Deutsche Bank Ventures portfolio company) from 1998 to 2000. Associate in fixed income derivatives at Bankers Trust Securities from 1995 to 1998. Vice Chairman of First NBC Bank Holding Co. (Nasdaq: NBCD) and Director of Colorado National Bancorp.
David Jansky, age 43, has been President of Resource Capital Markets, Inc., a subsidiary of Resource America, since April 2008.  Mr. Jansky was head of Global ABS CDOs in the Structured Credit Products group at J.P. Morgan from 2005 to 2008. Prior thereto, he was an Executive Director at Credit Suisse First Boston from 2002 to 2005.  Mr. Jansky was also responsible for structuring CDOs as a Vice President at Deutsche Bank from 1997 to 2000 and as an Associate at Merrill Lynch from 1996 to 1997.
Darryl Myrose, age 40, has been our Senior Vice President - Loan Originations since 2007. Mr. Myrose has been a Managing Director of Resource Real Estate Funding since July 2006. Mr. Myrose co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles. Mr. Myrose worked at Bear Stearns from April 1996 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles. Prior to joining Bear Stearns, Mr. Myrose was employed with Clarion Advisors (formerly Jones Lang Wootton Realty Advisors) where he was an asset management analyst.

(Back to Index)

(Back to Index)

Joan M. Sapinsley, age 61, has been our Senior Vice President - CMBS since 2007. Ms. Sapinsley joined Resource Financial Fund Management, Inc. in February 2007 as Managing Director and manages our CMBS portfolio. Prior to joining Resource Financial Fund Management, Ms. Sapinsley was a Managing Director at Teachers Insurance and Annuity Association (TIAA), where she worked from 1992 through 2006 purchasing CMBS. She was responsible for all single borrower and single asset CMBS, as well as subordinate CMBS and B notes. She also directed TIAA's conduit origination and securitization activities. Before TIAA, Ms. Sapinsley was a Director in the Financial Services Group of Cushman & Wakefield, a global commercial real estate company, and a real estate consultant at Laventhol & Horwath, an accounting firm.
Michael S. Yecies, age 46, has been our Chief Legal Officer and Secretary since March 2005 and our Senior Vice President since July 2007. Mr. Yecies has been Senior Vice President of Resource America since 2005, Chief Legal Officer and Secretary since 1998 and was Vice President from 1998 to 2005. From 1994 to 1998 he was an attorney at the international law firm of Duane Morris LLP.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports. Based solely on our review of the reports received by us, we believe that, during fiscal 2013, our officers, directors and greater than ten percent shareholders complied with all applicable filing requirements.
Code of Ethics
We have adopted a code of business conduct and ethics applicable to all directors, officers and employees. We will provide to any person without charge, upon request, a copy of our code of conduct. Any such request should be directed at us as follows: Resource Capital Corp., 712 Fifth Avenue, New York, NY 10019, Attention: Secretary. Our code of conduct is also available on our website: www.resourcecapitalcorp.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of conduct by posting such information on our website, unless otherwise required by applicable law or regulation.
Information Concerning the Audit Committee
Our Board of Directors has a standing audit committee. The audit committee reviews the scope and effectiveness of audits by the internal and independent accountants, is responsible for the engagement of independent accountants, and reviews the adequacy of our internal financial controls. Members of the committee are Messrs. Neff (Chairman), Beach and Hart. The Board has determined that each member of the committee meets the independence standards for audit committee members set forth in the listing standards of the New York Stock Exchange, or NYSE, including those set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, and that Messrs. Beach and Neff each qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations thereunder.

(Back to Index)

(Back to Index)

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
We are required to provide information regarding the compensation program in place for our Chief Executive Officer, Chief Financial Officer and the three other most highly-compensated executive officers. In the following discussion, we refer to our Chief Executive Officer, Chief Financial Officer and the other three most highly-compensated executive officers whose compensation for fiscal 2013 exceeded $100,000 as our “Named Executive Officers” or “NEOs.”
Objectives of Our Compensation Program
We are externally managed by our Manager pursuant to a management agreement among our Manager, Resource America and us. All of our NEOs are employees of Resource America or our Manager. We have not paid, and do not intend to pay, any cash compensation to our NEOs, although we reimburse Resource America or our Manager, for the wages, salary and benefits established and paid to our Chairman and Chief Financial Officer. Our Compensation Committee has, from time to time, granted equity awards in the form of restricted stock, stock options or performance awards to our NEOs pursuant to our Amended and Restated 2007 Omnibus Equity Compensation Plan. These awards are designed to align the interests of our NEOs with those of our stockholders, by connecting their compensation to the performance of our stock and by allowing them to share in the creation of value for our stockholders through stock appreciation and dividends. These equity awards are subject to time-based vesting requirements designed to promote the retention of management, incentivize long term objectives and to achieve strong performance for our company. These awards further provide us flexibility in our ability to enable Resource America to attract, motivate and retain talented individuals for our Manager.
Setting Executive Compensation
Our NEOs are employees of Resource America, which determines the base salary, cash incentive compensation and grants of Resource America equity securities that is paid to our NEOs. Since we pay fees to our Manager pursuant to the management agreement, we believe that an unspecified portion of the base salary and cash incentive compensation paid to our NEOs is derived from such fees paid by us. We do not control how such fees are allocated by Resource America. For a description of our management agreement, see Item 1: “Business-Management Agreement.” We disclose the cash amounts paid by Resource America to our Chief Financial Officer (for which we reimburse Resource America), our only NEO who devotes his full business time to our affairs, in the Summary Compensation Table below.
When Resource America makes its determination of the amount of compensation it will award to one of our NEOs, including in particular the amount of Resource America securities that Resource America will grant as equity incentive compensation, Resource America also considers, but does not determine or control, the amount of our securities we propose to grant as equity incentive compensation to that NEO. Similarly, in determining the amount of equity incentive compensation we grant to one of our NEOs, our Compensation Committee considers, but does not determine, the compensation that Resource America proposes to grant to that NEO, including Resource America's grant of Resource America securities as equity incentive compensation. Our respective Compensation Committees base their analyses and determinations upon recommendations submitted by Jonathan Z. Cohen, who is chief executive officer of both companies, for all of our NEOs other than himself. Resource America's Compensation Committee determines the amount of compensation Resource America will award Mr. J. Cohen, while our Compensation Committee determines the amount of any Resource Capital equity incentive compensation we award to Mr. J. Cohen. These analyses and determinations are not based upon any particular compensation matrix or formula, but instead are based upon qualitative evaluations by Mr. J. Cohen and the Compensation Committee. Our Compensation Committee does not make recommendations to Resource America as to the amount of compensation Resource America grants to our NEOs, nor does Resource America's Compensation Committee make recommendations to us regarding the amount of equity incentive compensation awarded by us to our NEOs.
Our Compensation Committee operates under a written charter adopted by our Board of Directors, a copy of which is available on our website at www.resourcecapitalcorp.com. Our Compensation Committee determines compensation amounts after the end of our and Resource America's fiscal year and makes equity awards near or after our and Resource America's fiscal year end. Awards made after our fiscal year end are reflected in our Summary Compensation Table but not our Grants of Plan-Based Awards table until our following fiscal year. Our Compensation Committee has the discretion to issue equity awards at other times during our fiscal year.

(Back to Index)

(Back to Index)

Elements of Our Compensation Program
As described above, our NEOs do not receive cash compensation from us, although beginning in October 2009, we agreed to reimburse Resource America for the wages, salary and benefits of our Chief Financial Officer. In addition, we began reimbursing Resource America for the wages, salary and benefits of our Chairman in February 2010. However, our Compensation Committee has, from time to time, granted equity awards in the form of restricted stock, stock options or performance awards to our NEOs pursuant to our Amended and Restated 2007 Omnibus Equity Compensation Plan as follows:
Stock Options. Stock options provide value to the executive only if our stock price increases after the grants are made. Stock options typically vest 33.3% per year. No stock options have been granted to any of our NEOs since 2006.
Restricted Stock. Restricted stock grants reward stockholder value creation slightly differently than stock options: restricted stock units are impacted by all stock price changes, both increases and decreases. Restricted stock generally vests 33.3% per year and includes a right to receive dividends on unvested shares.
How We Determined 2013 Compensation
As discussed above, our Compensation Committee believes that it is important for our NEOs, who are employees of Resource America, to remain significantly aligned to our shareholders. Accordingly, we have traditionally made grants of restricted stock to such NEOs.
For 2013, such stock awards were materially less than in 2012. The grants will vest 33.33% per year over three years and included dividend equivalent rights. Our Compensation Committee analyzed the management agreement and reviewed how our operating costs compared to other REITs' operating costs. Our Compensation Committee considered our growth, complexity and success, including our stable and substantial dividend payments to our stockholders. The Committee also considered the amount of our restricted stock that had been granted in recent years. In particular, the Compensation Committee desired to continue to build alignment between key employees of the Manager and our stockholders, provide meaningful incentive for the retention of such key employees, reward the performance of such key employees that has resulted in a consistent meaningful cash dividend to stockholders and improved Company performance and ensure that total compensation paid to the Manager and its employees is consistent with similar companies. For 2013, our Compensation Committee approved the awards discussed below, based upon our performance and the individual performance of our NEOs. Among the factors considered by our Compensation Committee were our continued growth, expansion of business units, distributions to our shareholders and our ability to raise and deploy capital. Our Compensation Committee considered these stock awards in addition to considering the total compensation that Resource America proposed for our NEOs.
Upon our CEO's recommendation, other than for himself, our Compensation Committee approved the following awards for fiscal 2013:

•	Mr. J. Cohen was awarded 211,864 shares of restricted stock for fiscal 2013, as compared to 466,893 shares of restricted stock for fiscal 2012.

•	Mr. Blomstrom was awarded 25,423 shares of restricted stock for fiscal 2013, as compared to 135,823 shares of restricted stock for fiscal 2012.

•	Mr. Bloom was awarded 50,847 shares of restricted stock for fiscal 2013, as compared to 135,823 shares of restricted stock for fiscal 2012.

•	Mr. Brotman was awarded 25,423 shares of restricted stock for fiscal 2013, as compared to 135,823 shares of restricted stock for fiscal 2012.

•
Mr. Bryant was awarded 8,474 shares of restricted stock for fiscal 2013, as compared to 67,911 shares of restricted stock for fiscal 2012. Mr. Bryant was also awarded 1,446 shares of restricted Resource America stock for fiscal 2013, as compared to 7,256 shares of restricted Resource America stock for fiscal 2012.

Compensation and Risks
We believe that the risks material to our business are those that derive from broad-based economic trends and specific trends relating to particular loans, assets securing such loans and properties we hold. We do not believe that these risks are materially affected by, or materially arise from , our compensation policies, since our compensation is in the form of equity grants which typically vest over time. We believe that this encourages our executives to focus on sustained share price appreciation, rather than short-term results. Moreover, risk behavior is a factor considered in all performance assessments.

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

Walter T. Beach, Chairman
Murray S. Levin
P. Sherrill Neff

The following table sets forth certain information concerning the compensation earned for fiscal 2013, 2012 and 2011 for our NEOs:
SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(2)	All Other Compensation ($) (3)	Total ($)
Jonathan Z. Cohen	2013	—		—		1,249,998	—	1,249,998
Chief Executive Officer,	2012	—		—		2,750,000	—	2,750,000
President and Director	2011	—		—		349,996	—	349,996

David J. Bryant	2013	275,000	(1)	287,500	(1)	49,997	12,493	624,990
Senior Vice President,	2012	275,000	(1)	200,000	(1)	399,996	49,994	924,990
Chief Financial Officer, Chief Accounting Officer and Treasurer	2011	275,000	(1)	200,000	(1)	—	—	475,000

Jeffrey D. Blomstrom	2013	—		—		149,996	—	149,996
Senior Vice President	2012	—		—		799,997	—	799,997
	2011	—		—		100,000	—	100,000

David E. Bloom	2013	—		—		299,997	—	299,997
Senior Vice President−	2012	—		—		799,997	—	799,997
Real Estate Investments	2011	—		—		125,000	—	125,000

Jeffrey F. Brotman	2013	—		—		149,996	—	149,996
Executive Vice President	2012	—		—		799,997	—	799,997
	2011	—		—		199,994	—	199,994

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

(3)
Amounts for Mr. Bryant represent awards of Resource America restricted stock earned during 2013 and 2012. Awards of Resource America restricted stock are valued at the closing price of Resource America common stock on the date of each grant.

(Back to Index)

(Back to Index)

GRANTS OF PLAN-BASED AWARDS TABLE

During 2013, we made a restricted stock award to our chief executive officer. There were no stock options granted during 2013. The following table sets forth information with respect awards on a grant-by-grant basis. The following table sets forth information with respect to each of these awards on a grant-by-grant basis. Dividends are payable on awards of our stock, which vests 33% per year over a three year period after the date of grant. Dividends are payable on the Resource America restricted stock, which vests 25% per year over a four year period after issuance.

Name	Grant date	All other stock awards: number of shares of stock (#)	Grant date fair value of stock awards ($) (2)
Jonathan Cohen
Our restricted stock	1/2/2013	229,000	1,330,490

David J. Bryant
Resource America restricted stock	11/7/2013	1,446	12,493

(1)
Does not include shares of restricted stock granted in 2014 as compensation earned for fiscal 2013 as follows: Mr. J. Cohen - 211,864 shares; Mr. Bryant - 8,474 shares: Mr. Blomstrom - 25,423 shares; Mr. Bloom - 50,847 shares; and Mr. Brotman - 25,423 shares.

(2)	Based on the closing price of our stock on the grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following equity awards granted to our NEOs were outstanding as of the end of fiscal 2013:

•	Restricted stock awards;

•	Stock options; and

•	Resource America restricted stock awards.

The following table sets forth information with respect to these awards.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (4)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)

Jonathan Z. Cohen	100,000	—	15.00	3/7/2015	567,471		3,365,103

David J. Bryant	10,000	—	15.00	3/7/2015	72,936		432,510
	5,000	—	8.14	5/21/2018	10,210	(2)	95,566	(3)

Jeffrey D. Blomstrom	10,000	—	15.00	3/7/2015	185,171		1,098,064

David E. Bloom	100,000	—	15.00	3/7/2015	132,755		787,237

Jeffrey F. Brotman	—	—	N/A	N/A	197,291		1,169,936

(1)	Based on the closing price of our common stock on December 31, 2013 of $5.93.

(2)	Represents shares of Resource America common stock.

(3)	Based upon the closing price of Resource America's common stock on December 31, 2013 of $9.36.

(4)
Includes shares of our restricted stock that vest in 2014, 2015 and 2016, respectively as follows: Mr. J. Cohen - 314,820 shares, 176,317 shares and 76,334 shares; Mr. Bryant - 50,299 shares, 22,637 shares and 0 shares; Mr. Blomstrom - 134,078 shares, 51,093 shares and 0 shares; Mr. Bloom - 80,208 shares, 52,547 shares and 0 shares; and Mr. Brotman - 140,196 shares, 57,095 shares and 0 shares.

(Back to Index)

(Back to Index)

2013 OPTION EXERCISES AND STOCK VESTED
The following table sets forth information regarding restricted stock awards that vested during 2013 for our NEOs. There were no stock options exercised by such officers during 2013.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Jonathan Z. Cohen	119,251	723,730

David J. Bryant (our stock)	29,060	177,235
(Resource America stock)	4,223	34,891

Jeffrey D. Blomstrom	55,909	342,643

David E. Bloom	58,968	361,573

Jeffrey F. Brotman	63,517	385,522

(1)	Represents the per share market value of the respective common stock on the vesting dates multiplied by the number of shares vesting.
Director Compensation
We provide cash compensation only to independent directors for their services as directors. We also reimburse Resource America for all of the wages, salary and benefits established and paid by Resource America to our Chairman of the Board.  In fiscal 2013, we reimbursed Resource America $368,649 for Mr. Kessler's compensation and related business expenses, since Resource America employs Mr. Kessler; Mr. Kessler, however, is dedicated exclusively to his service as our Chairman. Mr. Kessler had 15,037 shares vest in 2013 and realized $90,993 upon vesting. In addition, Mr. E. Cohen, the Chairman of the Board of Resource America, had 16,977 shares vest in 2013 and realized $103,729 upon vesting.
Our 2013 compensation package for independent directors was comprised of cash (annual retainer) and restricted stock awards.  The annual pay package is designed to attract and retain highly-qualified, independent professionals to represent our stockholders.  Our compensation package is also designed to create alignment between our directors and our stockholders through the use of equity-based grants. For 2013, the Board approved compensation for each independent director consisting of an annual cash retainer of $65,000 and an annual stock award valued at approximately $35,000 on the date of grant, which is the anniversary of the date each independent director became a director.  In addition, the members of the investment committee, Messrs. Beach, Ickowicz, and Fore, received an additional $100,000 in cash, members of the audit committee, Messrs, Neff, Beach and Hart, received an additional $10,000 in cash and members of the compensation committee, Messrs, Beach, Levin and Neff received an additional $5,000 in cash. Finally the chairmen of the audit committee and compensation committee, Messrs, Neff and Beach, respectively, received an additional stock award each valued at approximately $5,000.

(Back to Index)

(Back to Index)

The following table sets forth director compensation for each of our independent directors and the Chairman of the Board of Resource America and the Chairman of our Board of Directors for 2013:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2) (3)	Total ($)
Walter T. Beach	180,000	39,999	219,999
Richard L. Fore	109,306	34,995	144,301
William B. Hart	75,000	34,993	109,993
Murray S. Levin	70,000	34,993	104,993
P. Sherrill Neff	80,000	39,999	119,999
Gary Ickowicz	165,000	34,992	199,992
Stephanie H. Wiggins	37,014	34,994	72,008
Edward E. Cohen	—	—	—
Steven J. Kessler	368,649	—	368,649

(1)	Table excludes Mr. J. Cohen, an NEO, whose compensation is set forth in the Summary Compensation Table.

(2)
On February 1, 2013, Mr. Ickowicz was granted 3,582 shares based upon a price of $6.28, the closing price on that day. On March 8, 2013, Messrs. Beach, Hart, Levin and Neff, were each granted 3,393 shares valued at $6.63 per share, the closing price on that day. On March 12, 2013, Messrs. Beach and Neff were each granted 2,615 shares, Messrs. Hart, Levin and Ickowicz were each granted 1,868 shares, and Mr. R. Fore was granted 5,231 shares valued at $6.69, the closing price on that day. On June 6, 2013, Ms. S Wiggins was granted 5,485 shares valued at $6.38 per share, the closing price on that day.

(3)	Cash awards for Mr. Fore and Ms. Wiggins are prorated to their date of election to the Board of Directors on March 12, 2013 and June 6, 2013, respectively.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee consisted of Messrs. Beach, Levin and Neff during fiscal 2013. None of such persons was an officer or employee of ours or any of our subsidiaries or affiliated companies during fiscal 2013, or was formerly an officer or employee of ours. None of our executive officers was a director or executive officer of any entity of which any member of the Compensation Committee was a director or executive officer during 2013.

(Back to Index)

(Back to Index)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The following table sets forth the number and percentage of shares of common stock owned, as of February 26, 2014, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of our present directors, (c) each of our executive officers and (d) all of our named executive officers and directors as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of common stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person.

Executive officers and directors (2)	Shares beneficially owned	Percentage (1)
Walter T. Beach (4) (5)	473,313	*
Edward E. Cohen (3)	625,053	*
Jonathan Z. Cohen (3)	1,673,626	1.30%
Richard L. Fore (5)	5,231	*
William B. Hart (5)	43,596	*
Gary Ickowicz (5)	32,251	*
Steven J. Kessler (3)	150,842	*
Murray S. Levin (5)	37,596	*
P. Sherrill Neff (5)	12,947	*
Stephanie H. Wiggins (5)	5,485	*

Jeffrey D. Blomstrom (3)	230,922	*
David E. Bloom (3)	440,216	*
Jeffrey F. Brotman (3)	261,925	*
David J. Bryant (3)	181,845	*
All executive officers and directors as a group (14 persons)	3,874,848	3.01%

Other owners of more than 5% of outstanding shares
Blackrock Inc. (6)	9,782,071	7.62%
EJF Capital, LLC (7)	9,073,670	7.07%
The Vanguard Group (8)	6,536,789	5.09%

*    Less than 1%.

(1)	Includes 255,000 shares of common stock issuable upon exercise of stock options, which are currently exercisable.

(2)	The address for all of our executive officers and directors is c/o Resource Capital Corp., 712 Fifth Avenue, 12th Floor, New York, New York 10019.

(3)
Includes unvested restricted stock as follows: (i) Mr. Blomstrom - 121,790 shares; Mr. Bloom - 148,668 shares; Mr. Brotman - 127,792 shares; Mr. Bryant - 53,748 shares; Mr. E. Cohen - 33,956 shares; Mr. J. Cohen - 543,813 shares; and Mr. Kessler - 14,273 shares; all of these shares vest 33.3% per year. Each such person has the right to receive distributions on and vote, but not to transfer, all such shares.

(4)
Includes (i) 427,833 shares held by Beach Asset Management, LLC, Beach Investment Counsel, Inc. and/or Beach Investment Management, LLC, investment management firms for which Mr. Beach is a principal for themselves or accounts managed by them and for which Mr. Beach possesses investment and/or voting power. The address for these investment management firms is Five Tower Bridge, 300 Barr Harbor Drive, Suite 220, West Conshohocken, Pennsylvania 19428.

(Back to Index)

(Back to Index)

(5)
Includes (i) 3,393 shares of restricted stock issued to each of Messrs Beach, Hart, Levin and Neff on March 8, 2013 which vest on March 8, 2014; (ii) 5,972 shares of restricted stock issued to Mr. Ickowicz on February 1, 2014, which vest on February 1, 2015. (iii) 2,615 shares of restricted stock issued to Messrs. Beach and Neff on March 12, 2013 which vest on March 12, 2014; (iv) 1,868 shares of restricted stock issued to Messrs. Hart, Ickowicz and Levin on March 12, 2013 which vest on March 12, 2014; (v) 5,231 shares of restricted stock issued to Mr. Fore on March 12, 2013 which vest on March 12, 2014; and (vi) 5,485 shares of restricted stock issued to Ms. Wiggins on June 6, 2013 which vest on June 6, 2014. Each non-employee director has the right to receive distributions on and vote, but not to transfer, such shares.

(6)	This information is based on Form 13G filed with the SEC on January 30, 2014. Blackrock Inc's address is 40 East 52nd Street, New York, NY 10022.

(7)	This information is based on Form 13G filed with the SEC on February 13, 2014. EJF Capital LLC's address is 2107 Wilson Boulevard, Suite 410, Arlington, VA 22201.

(8)	This information is based on Form 13G filed with the SEC on February 12, 2014. The Vanguard Group's address is 100 Vanguard Boulevard, Malvern, PA 19355.
Equity Compensation Plan Information
The following table summarizes certain information about our 2005 Stock Incentive Plan and Amended and Restated 2007 Omnibus Equity Compensation Plan as of December 31, 2013.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
Options	640,666	$14.45
Restricted stock	3,112,595	N/A
Total	3,753,261		771,989 (1)

(1)
We agreed to award certain personnel up to 112,000 shares of restricted stock upon the achievement of certain performance thresholds. The shares, which have been reserved for future issuance under the plans, have not been deducted from the number of securities remaining available for future issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Relationships and Related Transactions
Relationship with Resource America and Certain of its Subsidiaries. Resource America, entities affiliated with it and our executive officers and directors collectively beneficially own 6,736,440 shares of common stock, representing approximately 5.24% of our common stock on a fully-diluted basis.  Our executive officers are also officers of our Manager and/or of Resource America or its subsidiaries.
We have entered into a management agreement under which the Manager receives substantial fees. We describe these fees in Item 1 − “Business − Management Agreement.” For the year ended December 31, 2013, Resource Capital Manager, or the Manager, earned base management fees of approximately $11.6 million and incentive management fees of $2.1 million (including $484,000 paid in the form of 80,189 shares of common stock). We reimburse the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform. The Management Agreement, as amended, also provides that the Manager must furnish us with a director of investor relations who will be 50% dedicated to our operations. We bear the expense of the wages, salaries and benefits of the Chairman, Chief Financial Officer and several accounting professionals and 50% of the salary and benefits of the director of investor relations. On November 7, 2013, we entered into another amendment to include the definition of an “Ancillary Operating Subsidiary” which means one or more subsidiaries, including a TRS and its subsidiaries, that is an operating entity principally engaged in the evaluation, underwriting, origination, servicing, holding, trading and financing of loans,

(Back to Index)

(Back to Index)

securities, investments and credit products other than commercial real estate loans. An Ancillary Operating Subsidiary shall, with the approval of a majority of the Independent Directors, directly incur and pay all of its own operating costs and expenses, including without limitation, compensation of employees of such Ancillary Operating Subsidiary and reimbursement of any compensation costs incurred by the Manager for personnel principally devoted to such Ancillary Operating Subsidiary. For the year ended December 31, 2013, we reimbursed the Manager $3.8 million.
On November 24, 2010, we entered into an Investment Management Agreement with Resource Capital Markets, Inc., or RCM, a wholly-owned subsidiary of Resource America. The initial agreement provides that: (a) RCM may invest up to $5.0 million of our funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, we entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of our funds. The management fee is 20% of the amount by which the net profits exceed the preferred return. During the year ended December 31, 2013, RCM earned $123,000 in management fees. We have reinvested gains from its activity and hold $11.6 million in fair market value of trading securities as of December 31, 2013. In addition, we and RCM established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account. During the year ended December 31, 2013, RCM earned $35,000 as its share of the net profits as defined in the Investment Management Agreement. The portfolio began a partial liquidation during the year ended December 31, 2013. We also reimburse RCM for expenses paid on our behalf. For the year ended December 31, 2013, we paid RCM $258,000 as expense reimbursements.
At December 31, 2013, we were indebted to the Manager for $1.6 million, comprised of base management fees of $997,000 and expense reimbursements of $572,000. At December 31, 2013, we were indebted to RCM, under our Investment Management Agreement for $289,000, comprised of incentive management fees of $123,000 and expense reimbursements of $166,000.
During the year ended December 31, 2013, one of our subsidiaries began originating middle market loans, which Resource America is paid origination fees in connection with our middle market lending operations, which fees may not exceed 2% of the loan balance for any loan originated.
On November 7, 2013, a wholly-owned subsidiary of ours purchased all of the membership interests in Elevation Home Loans, LLC, a start-up residential mortgage company, from an employee of Resource America for $830,000, paid in the form of 136,659 shares of restricted Company common stock.  The restricted stock cliff vests in full on November 7, 2016, and includes dividend equivalent rights.
As of December 31, 2013, we had executed seven securitizations, which were structured for us by the Manager. Under the Management Agreement, the Manager was not separately compensated by us for executing these transactions and is not separately compensated for managing the these entities and their assets. One of these CDOs was liquidated in October 2013.
Relationship with LEAF Financial. LEAF Financial, originated and managed equipment leases and notes on our behalf. On March 5, 2010, we entered into agreements with Lease Equity Appreciation Fund II, L.P., or LEAF II, (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which we provided an $8.0 million credit facility to LEAF II. The credit facility initially had a one year term with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding. We received a 1% origination fee in connection with establishing the facility. The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance. On June 3, 2011, we entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance. On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding. On January 11, 2013, we entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, we entered into another amendment to extend the maturity to February 15, 2015. The loan amount outstanding at December 31, 2013 was $5.7 million.
On November 16, 2011, we, together with LEAF Financial and LCC, subsidiaries of Resource America, entered into the SPA with Eos Partners, L.P., a private investment firm, and its affiliates.  In exchange for our prior interest in LCC, we received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis, a 27.5% interest in LCC.  On January 18, 2013, we entered into another stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock for $3.7 million. During 2013, we entered into another stock purchase agreement with LCC to purchase 4,445 shares of newly issued Series E Preferred Stock for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. We accrued $207,000 of interest on the Series E Preferred Stock shares to date. Our resulting interest

(Back to Index)

(Back to Index)

is accounted for under the equity method.  For the year ended December 31, 2013, we recorded a loss of $183,000 which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income.  Our investment in LCC was valued at $41.0 million as of December 31, 2013.
In accordance with the SPA, we, together with Resource America, have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3 ("LRF 3"), a wholly-owned subsidiary of LCC which owns equipment, equipment leases and notes.  To the extent that the value of the equity on the balance sheet of LRF 3 is less than approximately $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LCC by us), as of the final testing date within 90 days of December 31, 2013, we and Resource America have agreed to be jointly and severally obligated to contribute cash to LCC to make up the deficit.  The LRF 3 equity as of December 31, 2013 was in excess of this commitment.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (ACM), a former subsidiary of Resource America, was sold to CVC Credit Partners, LLC (CVC Credit Partners), a joint venture entity in which Resource America owns a 33% interest.  CVC Credit Partners manages internally and externally originated bank loan assets on our behalf.  On February 24, 2011, one of our subsidiaries purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC, or CPAM, from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, we are entitled to collect senior, subordinated and incentive fees related to five collateralized loan obligation issuers. or CLO, holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the year ended December 31, 2013, CVC Credit Partners earned subordinated fees of $643,000. In October 2012, we purchased 66.6% of the preferred equity in one of the RCAM CDOs. In May 2013, we purchased additional equity in this CLO, increasing our ownership percentage to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole earlier this year in February 2013.
In May, June and July 2013, we invested $15.0 million in CVC Global Credit Opportunities Fund, L.P., a Delaware limited partnership which generally invests in assets through a master-feeder fund structure ("the Master Fund"). The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the partnership and the Master Fund is CVC Credit Partners, LLC. CVC Capital Partners SICAV-FIS, S.A., a Luxembourg company, together with its affiliates, and Resource America, own a majority and a significant minority, respectively, of the investment manager. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. Our management fee was waived upon entering the agreement given that we are a related party of CVC Credit Partners. For the year ended December 31, 2013, we recorded earnings of $1.2 million, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The Company's investment balance of $16.2 million is recorded as an investment in unconsolidated entities on the consolidated balance sheets using the equity method.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages our commercial real estate loan portfolio, including whole loans, B notes, mezzanine loans, and investments in real estate.  We reimburse Resource Real Estate for loan origination costs associated with all loans originated.  At December 31, 2013, we had no indebtedness to Resource Real Estate for loan origination costs in connection with our commercial real estate loan portfolio.
On August 9, 2006, our subsidiary, RCC Real Estate, originated a loan on Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which matures on May 9, 2018, carries an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan collateralized by a multi-family building to equity. The loan was kept outstanding and continues to be used as collateral in RREF CDO 2006-1. Resource Real Estate Management, LLC, or RREM, an affiliate of Resource America, was appointed as asset manager as of August 1, 2011. RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM is entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. For the year ended December 31, 2013, we incurred management fees payable to RREM in the amount of $136,000.
On December 1, 2009, we purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds an interest in a real estate joint venture) from Resource America for $2.1 million, its book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP, acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  The agreement requires us to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed up to a

(Back to Index)

(Back to Index)

specified amount.  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the year ended December 31, 2013, we paid RREM management fees of $28,000. For the year ended December 31, 2013, we recorded income of $278,000, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of zero at December 31, 2013 is recorded as an investment in unconsolidated entities on our consolidated balance sheets using the equity method.
On January 15, 2010, we loaned $2.0 million to Resource Capital Partners, Inc., or RCP, a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P., or RRE Opportunity Fund.  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, and RCP has options to extend the loan for two additional 12-month periods.  Principal payments of $621,000 were made during the year ended December 31, 2013.  The loan balance was $950,000 at December 31, 2013.
On June 21, 2011, we entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P., or SLH Partners, to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  We purchased a 10% preferred equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly. On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety.  We received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  RREM was appointed as the asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  We hold a $975,000 preferred equity investment in SLH Partners as of December 31, 2013.
On August 1, 2011, our subsidiary, RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  RREM was appointed as asset manager.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM is entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.  We paid fees of $151,000 to RREM during the year ended December 31, 2013. On September 30, 2013, the property was sold for a gain of $16.6 million, which was recorded in gain on sale of real estate on the consolidated statements of income.
On June 19, 2012, we entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  We purchased a 7.5% equity interest in the venture. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1% of outstanding contributions. We paid RREM management fees of $38,000 during the year ended December 31, 2013. For the year ended December 31, 2013, we recorded income of $148,000, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $674,000 at December 31, 2013 is recorded as an investment in unconsolidated entities on the consolidated balance sheets using the equity method.
In December 2013, we closed CRE Notes 2013, a $307.8 million real estate securitization that provides financing for commercial real estate loans. Resource Real Estate serves as special servicer. With respect to each Specialty Service Mortgage Loan, Resource Real Estate receives an amount equal to the product of (a) the Special Servicing Fee Rate, 0.05% per annum, and (b) the outstanding principal balance of such Specialty Service Mortgage Loan. The servicing fee shall be payable monthly, on an asset-by-asset basis. We utilize the brokerage services of Resource Securities Inc. ("Resource Securities"), a wholly-owned broker-dealer subsidiary of Resource America, on a limited basis to conduct some of its asset trades. We paid Resource Securities a $205,000 placement agent fee in connection with this transaction.

(Back to Index)

(Back to Index)

    Relationship with The Bancorp.  The Bancorp, Inc. (Nasdaq: TBBK), or TBBK, is a bank holding company that was organized in 2000 with Resource America's participation. Mr. Daniel G. Cohen, or Mr. D. Cohen, is the chairman of the board and Mrs. Betsy Z. Cohen, or Mrs. B. Cohen, is the Chief Executive Officer of TBBK and its subsidiary bank. Mrs. B. Cohen is the wife of Mr. E. Cohen, and Mr. E. Cohen and Mrs. B. Cohen are the parents of Messrs. J. Cohen, our President and Chief Executive Officer, and D. Cohen. Walter Beach, a director of TBBK since 1999, has also served as one of our directors since March 2005. On July 7, 2011, we and RCC Real Estate entered into a $10.0 million revolving credit facility with Bancorp.  The note matured on June 30, 2012 and was not renewed.
Relationship with Law Firm. Ledgewood is a law firm that has provided legal services to us since our formation. Mr. E. Cohen, who was of counsel to Ledgewood until April 1996, receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm. From 1995 until March 2006, Mr. Jeffrey F. Brotman was the managing member of Ledgewood. Mr. Brotman remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of Resource America. In connection with his separation arrangement, Mr. Brotman receives payments from Ledgewood.
Policies and Procedures Regarding Related Transactions
Under our Management Agreement with the Manager and Resource America, we have established written policies regarding the offer of potential investments to us, our acquisition of those investments and the allocation of those investments among other programs managed by the Manager or Resource America. We have also established written policies regarding investing in investment opportunities in which the Manager or Resource America has an interest and regarding investing in any investment fund or CDO structured, co-structured or managed by the Manager or Resource America.
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

(Back to Index)

(Back to Index)

Director Independence
Our common stock is listed on the NYSE under the symbol “RSO” and we are subject to the NYSE's listing standards. The Board has determined that each of Messrs. Beach, Fore, Hart, Ickowicz, Levin, Neff and Ms. Wiggins satisfy the requirement for independence set out in Section 303A.02 of the rules of the NYSE and that each of these directors has no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the Board sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his or her immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the NYSE rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2013 and 2012 (including a review of internal controls for December 31, 2013 and 2012 as required under Section 404 of the Sarbanes-Oxley Act of 2002) and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during each of the years then ended were $824,000 and $840,000 , respectively.
Audit-Related Fees. For audit-related services, principally including consulting on accounting issues, for the years ended December 31, 2013 and 2012 were $62,000 and $24,000, respectively.
Tax Fees. There were $24,000 and $51,000 fees paid to Grant Thornton LLP for professional services related to tax compliance, tax advice or tax planning for the years ended December 31, 2013 and 2012.
All Other Fees
We did not incur any fees in 2013 and 2012 for other services not included above.
Audit Committee Pre-Approval Policies and Procedures. The Audit Committee, on at least an annual basis, reviews audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the Audit Committee. All of such services and fees were pre-approved during the year ended December 31, 2013.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Stockholders' Equity for years ended
December 31, 2013, 2012 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
3.    Exhibits

Exhibit No.	Description
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (17)
3.1(d)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (18)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (22)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (1)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (27)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock (18)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)

(Back to Index)

(Back to Index)

4.8(a)	Senior Indenture between the Company and Wells Fargo Bank, National Association, as Trustee, dated October 21, 2013. (25)
4.8(b)	First Supplemental Indenture between the Company and Wells Fargo Bank, National Association, as Trustee. (25)
4.8(c)	Form of 6.00% Convertible Senior Note due 2018 (included in Exhibit 4.8(b)).
10.1(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (4)
10.1(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (5)
10.1(c)	Second Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of August 17, 2010. (8)
10.1(d)	Third Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of February 24, 2011. (11)
10.1(e)	Fourth Amendment to Amended and Restated Management Agreement. (12)
10.1(f)	Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 13, 2012. (15)
10.2(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
10.2(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
10.3	2005 Stock Incentive Plan. (1)
10.4	Amended and Restated 2007 Omnibus Equity Compensation Plan. (7)
10.5	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
10.6	Revolving Judgment Note and Security Agreement between Resource Capital Corp and RCC Real Estate and the Bancorp Bank, dated July 7, 2011. (13)
10.7	At-the-Market Issuance Sale Agreement, dated June 28, 2012 among Resource Capital Corp. Resource Capital Manager and MLV & Co. LLC. (20)
10.8(a)	Master Repurchase and Securities Contract for $150 million between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated February 27, 2012. (19)
10.8(b)	Guaranty Agreement made by Resource Capital Corp., as guarantor, in favor of Wells Fargo Bank, National Association. (19)
10.8(c)
First Amendment to Master Repurchase and Securities Contract and Other Documents between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated April 2, 2013. (23)

10.8	Transfer and Contribution Agreement by and among LEAF Financial Corporate, Resource TRS, Inc., Resource Capital Corp. and LEAF Commercial Capital, Inc. dated January 4, 2011. (9)
10.9	At-the-Market Issuance Sale Agreement, dated November 19, 2012 among Resource Capital Corp. Resource Capital Manager and MLV & Co. LLC. (21)
10.10	At the Market Issuance Sales Agreement, dated as of March 3, 2013, among Resource Capital Corp., Resource Capital Manager, Inc. and MLV & Co. LLC. (22)
10.11(a)	Master Purchase Agreement by and between RCC Real Estate SPE 5, LLC, as, master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer, dated as of July 19, 2013. (24)
10.11(b)	Guaranty made by the Company for the benefit of Deutsche Bank AG, Cayman Islands Branch, dated July 19, 2013. (24)
10.12	8.50% Series A Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement, dated December 17, 2013 among the Company, Resource Capital Manager Inc. and MLV & Co., LLC. (26)
10.13	8.25% Series B Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement, dated December 17, 2013 among the Company, Resource Capital Manager Inc. and MLV & Co., LLC. (26)
12.1	Statements re Computation of Ratios
21.1	List of Subsidiaries of Resource Capital Corp.
23.1	Consent of Grant Thornton LLP
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

(Back to Index)

(Back to Index)

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, Dated February 27, 2012. (14)
99.2	Guaranty made by Resource Capital Corp. as guarantor, in favor of Wells Fargo Bank, National Association, dated February 27, 2012 (14)
99.3	Federal Income Tax Consequences of our Qualification as a REIT
101	Interactive Data Files

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2010.

(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2011.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 20, 2012.

(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 7, 2011.

(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.

(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.

(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.

(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.

(18)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 28, 2012.

(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.

(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.

(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.

(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on March 19, 2013.

(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.

(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.

(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.

(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on December 17, 2013.

(27)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP. (Registrant)

March 3, 2014	By:	/s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven J. Kessler	Chairman of the Board	March 3, 2014
STEVEN J. KESSLER

/s/ Jonathan Z. Cohen	Director, President and Chief Executive Officer	March 3, 2014
JONATHAN Z. COHEN

/s/ Walter T. Beach	Director	March 3, 2014
WALTER T. BEACH

/s/ Edward E. Cohen	Director	March 3, 2014
EDWARD E. COHEN

/s/ Richard Fore	Director	March 3, 2014
RICHARD FORE

/s/ William B. Hart	Director	March 3, 2014
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 3, 2014
GARY ICKOWICZ

/s/ Murray S. Levin	Director	March 3, 2014
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 3, 2014
P. SHERRILL NEFF

/s/ Stephanie H. Wiggins	Director	March 3, 2014
STEPHANIE H. WIGGINS

/s/ David J. Bryant	Senior Vice President	March 3, 2014
DAVID J. BRYANT	Chief Financial Officer,
Chief Accounting Officer and Treasurer

(Back to Index)

(Back to Index)

SCHEDULE II
Resource Capital Corp.
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at beginning of period	Charge to expense	Write-offs	Recoveries	Balance at end of period
Allowance for loan and lease loss:

Year Ended December 31, 2013	$17,691	$3,020	$(6,904)	$—	$13,807

Year Ended December 31, 2012	$27,518	$16,818	$(26,645)	$—	$17,691

Year Ended December 31, 2011	$34,303	$13,896	$(20,681)	$—	$27,518

(Back to Index)

SCHEDULE III
Resource Capital Corp.
Real Estate and Accumulated Depreciation
December 31, 2013
(dollars in thousands)

Column A	Column B		Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income is Computed
			Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned:
Multi-family Memphis, TN	$22,400	(1)	—	$627	$22,107	$1,938	1973	6/14/2011	27.5

Office Building Pacific Palisades, CA	12,150	(1)	—	124	10,273	664	1980	6/24/2011	27.5

	$34,550		$—	$751	$32,380	$2,602

(1)    These encumbrances are legal obligations to an entity that we consolidate and are, therefore, eliminated in consolidation.

	2013	2012	2011
Real Estate
Balance, beginning of year	$77,936	$48,726	$—

Additions:
Acquisitions	—	—	17,054
Acquired through foreclosure	—	25,608	—
Improvements	268	3,645	43
Other	—	—	31,629
	268	29,253	48,726
Deductions:
Cost of real estate sold	(20,216)	—	—
Property available-for-sale	(25,608)	—	—
Other − write-down	—	(43)	—
Balance, end of year	$32,380	$77,936	$48,726

Accumulated Depreciation
Balance, beginning of year	$2,550	$699	$—

Additions:
Depreciation expense	1,049	1,851	699
	1,049	1,851	699
Deductions:
Sales	(997)	—	—
Balance, end of year	$2,602	$2,550	$699

(Back to Index)

SCHEDULE IV
Resource Capital Corp.
Mortgage Loans on Real Estate
As of December 31, 2013
(Dollars in thousands)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (1)	Prior Liens (2)	Face Amount of Loans (3)	Net Carrying Amount of Loans
Whole Loans:
Borrower A-1	Hotel/ Palm Springs, CA	LIBOR + 2.50%	1/5/2019	I/O (4)	—	$20,800	$20,800
Borrower A-2	Hotel/ Palm Springs, CA	LIBOR + 3.00% to 12.00%	1/5/2019	I/O (4)	—	7,849	7,849
Borrower B	Multi-Family/ Renton, WA	LIBOR + 3.50%	1/10/2017	I/O	—	30,000	30,000
Borrower C	Hotel/ Tucson, AZ	LIBOR + 2.50%	2/1/2019	I/O	—	32,500	32,500
Borrower D-1	Hotel/ Los Angeles, CA	LIBOR + 3.00%	10/5/2017	I/O (4)	—	21,000	21,000
Borrower D-2	Hotel/ Los Angeles, CA	LIBOR + 3.50%	10/5/2017	N/A (4)	—	4,572	4,572
Borrower E-1	Hotel/ Studio City, CA	LIBOR + 3.70%	2/5/2017	I/O (6)	—	25,050	25,050
Borrower E-2	Hotel/ Studio City, CA	12.00%	2/5/2017	I/O (6)	—	7,797	7,797
Borrower F-1	Land/ Studio City, CA	LIBOR + 3.45%	2/5/2017	I/O (7)	—	26,150	26,150
Borrower F-2	Land/ Studio City, CA	12.00%	2/5/2017	I/O (7)	—	3,613	3,613
Borrower G	Office/Plymouth, MN	LIBOR + 5.65%	12/5/2017	I/O (7) (8)	—	29,125	28,810
All other Whole Loans individually less than 3%						540,627	537,648
Total Whole Loans						$749,083	$745,789

(Back to Index)

SCHEDULE IV
Resource Capital Corp.
Mortgage Loans on Real Estate
As of December 31, 2013
(Dollars in thousands)
(Continued)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (1)	Periodic Payment Terms (1)	Periodic Payment Terms (1)	Prior Liens (2)	Face Amount of Loans (3)		Net Carrying Amount of Loans
Mezzanine Loans:
Borrower H	Hotel/ Various	LIBOR + 18.50%	9/7/2014	I/O	I/O	I/O	—	$5,711		$5,711
Borrower N	Hotel/ Various	0.50%	9/7/2019	I/O	I/O	I/O	—	32,361		32,361
All other Mezzanine Loans individually Less than 3%								26,345		26,245
Total Mezzanine Loans								64,417		64,317

B Notes:	N/A	N/A	N/A	N/A	N/A	N/A	N/A
All other B Notes individually less than 3%								16,288		16,205
Total B Notes								16,288		16,205
Total CRE Loans								$829,788	(8)	$826,311	(9)

Residential Mortgage Loans:	N/A	N/A	N/A	N/A	N/A	N/A	N/A
All other Residential Mortgage Loans: individually less than 3%								16,915		16,915
Total Residential Mortgage Loans (10)								$16,915		$16,915
Explanatory Notes:

(1)	IO = interest only

(2)	Represents only third-party liens

(3)	Does not include unfunded commitments.

(4)	Borrower A is a whole loan and the participations above represent the Senior (A-1) and Mezzanine (A-2) portions.

(5)	Borrower D is a whole loan and the participations above represent the Senior (D-1) and Mezzanine (D-2) portions.

(6)	Borrower E is a whole loan and the participations above represent the Senior (E-1) and Mezzanine (E-2) portions.

(7)	Borrower F is a whole loan and the participations above represent the Senior (F-1) and Mezzanine (F-2) portions.

(8)	All loans are current with respect to principal and interest payments due.

(9)
The net carrying amount of loans includes an allowance for loan loss of $10.4 million at December 31, 2013 allocated as follows: Whole Loans ($9.7) million; Mezzanine Loans ($559,000) and B Notes ($174,000).

(10)	Amount includes $15.0 million of residential mortgage loans held for sale at December 31, 2013.