Form 10-K/A
period 2013-12-31
Resource Capital Corp.
filed 2014-03-21
CIK 1332551

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

Explanatory Note

This Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K filed on March 3, 2014 (the "Original Annual Report") of Resource Capital Corp. (the "Company") is being filed solely for the purpose of correcting certain inadvertent errors appearing in the Original Annual Report (i) in the Number of Positions as Collateral column in the Repurchase and Credit Facilities tables appearing in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments in Real Estate" (ii) in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - CRE - Term Repurchase Facilities" and (iii) in Exhibit 12.1.

Except as described above, no other changes have been made to the Original Annual Report. We have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Annual Report and our other filings with the Securities and Exchange Commission.

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
Repurchase and Credit Facilities. Borrowings under the repurchase agreements were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to the our borrowings at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013				December 31, 2012
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$47,601	$56,949	44	1.38%	$42,530	$51,636	33	1.52%

CRE Term Repurchase Facilities
Wells Fargo Bank (2) (3)	30,003	48,186	3	2.67%	58,834	85,390	8	2.89%
Deutsche Bank AG (3)	(300)	—	—	—	N/A	N/A	N/A	N/A

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	—	—	—	—	1,862	3,098	1	1.46%
Deutsche Bank Securities, LLC	—	—	—	—	3,077	5,111	1	1.46%

Residential Mortgage Financing Agreements
New Century Bank	11,916	13,089	74	4.17%	N/A	N/A	N/A	N/A
ViewPoint Bank, NA	2,711	3,398	17	4.58%	N/A	N/A	N/A	N/A
Totals	$91,931	$121,622			$106,303	$145,235

(1)	The CMBS Wells Fargo term facility borrowing includes $12,000 and $23,000, of deferred debt issuance costs as of December 31, 2013 and 2012, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $732,000 and $348,000 of deferred debt issuance costs as of December 31, 2013 and 2012, respectively.

(3)	The Deutsche Bank term repurchase facility has not been utilized through December 31, 2013 and borrowing includes $300,000 of deferred debt issuance costs as of December 31, 2013.
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
On July 19, 2013, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 5 LLC, entered into a master repurchase and securities agreement with Deutsche Bank AG, Cayman Islands Branch to finance the origination of commercial real estate loans. The facility has a maximum amount of $200.0 million and an initial 12 month term, ending on July 19, 2014, with 2 one-year extensions at our option and subject further to our right to repurchase the assets held in the facility earlier. We paid a structuring fee of 0.25% of the maximum facility amount, as well as other closing costs. We guaranteed RCC Real Estate SPE 5's performance of its obligations under the facility. There were no outstanding borrowings under this facility as of December 31, 2013 or 2012.
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
On November 8, 2012, our recently acquired subsidiary, PCA entered into a loan participation agreement with ViewPoint Bank, NA, or ViewPoint, to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $15.0 million and a termination date of December 30, 2014. At December 31, 2013, PCA had borrowed $2.7 million. The facility bears interest at one-month LIBOR with a 4.00% floor. We did not own PCA or was party to the agreement with ViewPoint at December 31, 2012.
On August 1, 2011, we, through RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.  In conjunction with the purchase of the property, we entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bore interest at a rate of one-month LIBOR plus 3.95%.   At December 31, 2012, the borrowing rate was 4.17%. At December 31, 2013, there were no outstanding borrowings under this agreement as the property was sold and the underlying mortgage was repaid.
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements - See Item 8 of Resource Capital Corp.'s Annual Report on Form 10-K filed on March 3, 2014.

2.
Financial Statement Schedules - See "Schedule II - Valuation and Qualifying Accounts" and "Schedule III - Real Estate and Accumulated Depreciation" and "Schedule IV - Mortgage Loans on Real Estate" of Resource Capital Corp.'s Annual Report on Form 10-K filed on March 3, 2014.

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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
4.8(a)	Senior Indenture between the Company and Wells Fargo Bank, National Association, as Trustee, dated October 21, 2013. (25)
4.8(b)	First Supplemental Indenture between the Company and Wells Fargo Bank, National Association, as Trustee. (25)
4.8(c)	Form of 6.00% Convertible Senior Note due 2018 (included in Exhibit 4.8(b)). (28)
10.1(a)	Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (4)

10.1(b)	First Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 30, 2008. (5)
10.1(c)	Second Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of August 17, 2010. (8)
10.1(d)	Third Amendment to Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of February 24, 2011. (11)
10.1(e)	Fourth Amendment to Amended and Restated Management Agreement. (12)
10.1(f)	Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 13, 2012. (15)
10.2(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
10.2(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
10.3	2005 Stock Incentive Plan. (1)
10.4	Amended and Restated 2007 Omnibus Equity Compensation Plan. (7)
10.5	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
10.6	Revolving Judgment Note and Security Agreement between Resource Capital Corp and RCC Real Estate and the Bancorp Bank, dated July 7, 2011. (13)
10.7	At-the-Market Issuance Sale Agreement, dated June 28, 2012 among Resource Capital Corp. Resource Capital Manager and MLV & Co. LLC. (20)
10.8(a)	Master Repurchase and Securities Contract for $150 million between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated February 27, 2012. (19)
10.8(b)	Guaranty Agreement made by Resource Capital Corp., as guarantor, in favor of Wells Fargo Bank, National Association. (19)
10.8(c)
First Amendment to Master Repurchase and Securities Contract and Other Documents between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated April 2, 2013. (23)

10.8	Transfer and Contribution Agreement by and among LEAF Financial Corporate, Resource TRS, Inc., Resource Capital Corp. and LEAF Commercial Capital, Inc. dated January 4, 2011. (9)
10.9	At-the-Market Issuance Sale Agreement, dated November 19, 2012 among Resource Capital Corp. Resource Capital Manager and MLV & Co. LLC. (21)
10.10	At the Market Issuance Sales Agreement, dated as of March 3, 2013, among Resource Capital Corp., Resource Capital Manager, Inc. and MLV & Co. LLC. (22)
10.11(a)	Master Purchase Agreement by and between RCC Real Estate SPE 5, LLC, as, master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer, dated as of July 19, 2013. (24)
10.11(b)	Guaranty made by the Company for the benefit of Deutsche Bank AG, Cayman Islands Branch, dated July 19, 2013. (24)
10.12	8.50% Series A Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement, dated December 17, 2013 among the Company, Resource Capital Manager Inc. and MLV & Co., LLC. (26)
10.13	8.25% Series B Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement, dated December 17, 2013 among the Company, Resource Capital Manager Inc. and MLV & Co., LLC. (26)
12.1	Statements re Computation of Ratios.
21.1	List of Subsidiaries of Resource Capital Corp. (28)
23.1	Consent of Grant Thornton LLP (28)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, Dated February 27, 2012. (14)
99.2	Guaranty made by Resource Capital Corp. as guarantor, in favor of Wells Fargo Bank, National Association, dated February 27, 2012 (14)
99.3	Federal Income Tax Consequences of our Qualification as a REIT (28)

101	Interactive Data Files (28)

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2010.

(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2011.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 20, 2012.

(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 7, 2011.

(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.

(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.

(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.

(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.

(18)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 28, 2012.

(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.

(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.

(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.

(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on March 19, 2013.

(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.

(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.

(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.

(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on December 17, 2013.

(27)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.

(28)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP. (Registrant)

March 21, 2014	By:	/s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President