Form 10-Q
period 2014-03-31
Resource Capital Corp.
filed 2014-05-09
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on May 7, 2014 was 129,197,871 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$166,686	$262,270
Restricted cash	115,952	63,309
Investment securities, trading	9,987	11,558
Investment securities available-for-sale, pledged as collateral, at fair value	159,051	162,608
Investment securities available-for-sale, at fair value	74,500	52,598
Linked transactions, net at fair value	34,829	30,066
Loans held for sale	15,389	21,916
Property available-for-sale	35,256	25,346
Investment in real estate	19,971	29,778
Loans, pledged as collateral and net of allowances of $6.6 million and $13.8 million	1,596,731	1,369,526
Loans receivable–related party	6,498	6,966
Investments in unconsolidated entities	62,053	69,069
Derivatives, at fair value	556	—
Interest receivable	10,503	8,965
Deferred tax asset	5,048	5,212
Principal paydown receivable	1	6,821
Intangible assets	11,283	11,822
Prepaid expenses	4,155	2,871
Other assets	13,459	10,726
Total assets	$2,341,908	$2,151,427
LIABILITIES (2)
Borrowings	$1,502,089	$1,319,810
Distribution payable	27,601	27,023
Accrued interest expense	3,848	1,693
Derivatives, at fair value	10,242	10,586
Accrued tax liability	387	1,629
Deferred tax liability	4,036	4,112
Accounts payable and other liabilities	13,511	12,650
Total liabilities	1,561,714	1,377,503
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 872,039 and 680,952 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 100,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share 3,988,977 and 3,485,078 shares issued and outstanding	4	3
Common stock, par value $0.001: 500,000,000 shares authorized; 128,577,980 and 127,918,927 shares issued and outstanding (including 2,670,189 and 3,112,595 unvested restricted shares)	129	128
Additional paid-in capital	1,059,805	1,042,480
Accumulated other comprehensive loss	(14,071)	(14,043)
Distributions in excess of earnings	(265,618)	(254,645)
Total stockholders’ equity	780,250	773,924
Non-Controlling interests	(56)	—
Total equity	780,194	773,924
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,341,908	$2,151,427

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
(1) Assets of consolidated VIEs included in the total assets:
Restricted cash	$113,362	$61,372
Investment securities available-for-sale, pledged as collateral, at fair value	116,429	105,846
Loans held for sale	272	2,376
Loans, pledged as collateral and net of allowances of $5.1 million and $8.8 million	1,305,377	1,219,569
Interest receivable	6,626	5,627
Prepaid expenses	163	247
Principal paydown receivable	1	6,821
Total assets of consolidated VIEs	$1,542,230	$1,401,858

(2) Liabilities of consolidated VIEs included in the total liabilities:
Borrowings	$1,183,468	$1,070,339
Accrued interest expense	1,356	918
Derivatives, at fair value	9,841	10,191
Accounts payable and other liabilities	4,150	1,604
Total liabilities of consolidated VIEs	$1,198,815	$1,083,052

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
REVENUES
Interest income:
Loans	$20,229	$27,812
Securities	4,004	3,642
Interest income − other	2,852	1,866
Total interest income	27,085	33,320
Interest expense	9,637	11,165
Net interest income	17,448	22,155
Rental income	5,152	6,174
Dividend income	136	16
Equity in net earnings (losses) of unconsolidated subsidiaries	2,014	(425)
Fee income	2,756	1,410
Net realized gain on sales of investment securities available-for-sale and loans	3,680	391
Net realized and unrealized (loss) gain on investment securities, trading	(1,560)	1,116
Unrealized gain (loss) and net interest income on linked transactions, net	2,305	(259)
Total revenues	31,931	30,578
OPERATING EXPENSES
Management fees − related party	3,080	2,978
Equity compensation − related party	1,667	3,591
Rental operating expense	3,396	3,937
General and administrative	8,105	3,481
Depreciation and amortization	836	1,138
Income tax expense	16	1,762
Net impairment losses recognized in earnings	—	21
(Benefit) provision for loan losses	(3,960)	1,042
Total operating expenses	13,140	17,950
	18,791	12,628
OTHER REVENUE (EXPENSE)
Loss on the extinguishment of debt	(69)	—
Other expense	(1,262)	—
Total other expense	(1,331)	—
NET INCOME	17,460	12,628
Net income allocated to preferred shares	(2,400)	(1,311)
Net loss allocable to non-controlling interest	56	209
NET INCOME ALLOCABLE TO COMMON SHARES	$15,116	$11,526
NET INCOME PER COMMON SHARE – BASIC	$0.12	$0.11
NET INCOME PER COMMON SHARE – DILUTED	$0.12	$0.11
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − BASIC	125,616,537	104,224,083
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − DILUTED	126,667,614	105,326,614

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$17,460	$12,628
Other comprehensive income:
Reclassification adjustment for gains (losses) included in net income	1,465	(627)
Unrealized (losses) gains on available-for-sale securities, net	(1,754)	5,223
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	70	55
Unrealized gains on derivatives, net	387	652
Foreign currency translation	(196)	—
Total other comprehensive (loss) income	(28)	5,303
Comprehensive income before allocation to non-controlling interests	17,432	17,931
Allocation to non-controlling interests	56	209
Comprehensive income allocable to common shares	$17,488	$18,140

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2014	127,918,927	$128	$1	$3	$1,042,480	$(14,043)	$—	$(254,645)	$773,924	$—	$773,924
Proceeds from dividend reinvestment and stock purchase plan	18,666	—	—	—	111	—	—	—	111	—	111
Proceeds from issuance of preferred stock	—	—	—	1	16,113	—	—	—	16,114	—	16,114
Offering costs	—	—	—	—	(565)	—	—	—	(565)	—	(565)
Stock based compensation	640,387	1	—	—	—	—	—	—	1	—	1
Amortization of stock based compensation	—	—	—	—	1,666	—	—	—	1,666	—	1,666
Net Income	—	—	—	—	—	—	17,516	—	17,516	(56)	17,460
Preferred dividends	—	—	—	—	—	—	(2,400)	—	(2,400)	—	(2,400)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	(289)	—	—	(289)	—	(289)
Designated derivatives, fair value adjustment	—	—	—	—	—	457	—	—	457	—	457
Cumulative translation adjustment	—	—	—	—	—	(196)	—	—	(196)	—	(196)
Distributions on common stock	—	—	—	—	—	—	(15,116)	(10,973)	(26,089)	—	(26,089)
Balance, March 31, 2014	128,577,980	$129	$1	$4	$1,059,805	$(14,071)	$—	$(265,618)	$780,250	$(56)	$780,194

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,460	$12,628
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(3,960)	1,042
Depreciation of investments in real estate and other	392	666
Amortization of intangible assets	444	532
Amortization of term facilities	534	221
Accretion of net discounts on loans held for investment	(574)	(4,079)
Accretion of net discounts on securities available-for-sale	(769)	(731)
Amortization of discount on notes of securitizations	12	876
Amortization of debt issuance costs on notes of securitizations	796	1,176
Amortization of discounts on convertible notes	422	—
Amortization of stock-based compensation	1,667	3,591
Amortization of terminated derivative instruments	70	55
Accretion of interest-only available-for-sales securities	(137)	(247)
Non-cash incentive compensation to the Manager	—	(1)
Deferred income tax (benefits)	(89)	(115)
Mortgage loans held for sale, net	(877)	—
Purchase of securities, trading	—	(10,044)
Principal payments on securities, trading	42	21
Proceeds from sales of securities, trading	—	3,089
Net realized and unrealized loss (gain) on investment securities, trading	1,560	(1,116)
Net realized gain on sales of investment securities available-for-sale and loans	(3,680)	(391)
Loss on early extinguishment of debt	69	—
Net impairment losses recognized in earnings	—	12
Linked Transactions fair value adjustments	(1,763)	592
Equity in net (earnings) losses of unconsolidated subsidiaries	(2,014)	425
Changes in operating assets and liabilities, net of acquisitions	9,563	15,096
Net cash provided by operating activities	19,168	23,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(12,849)	(19,241)
Purchase of securities available-for-sale	(48,321)	(63,292)
Principal payments on securities available-for-sale	17,325	7,944
Proceeds from sale of securities available-for-sale	12,314	—
Proceeds from (investment in) unconsolidated entity	5,650	(4,431)
Acquisition of Moselle CLO S.A.	(30,433)	—
Purchase of loans	(169,380)	(146,699)
Principal payments received on loans	90,948	209,107
Proceeds from sale of loans	15,974	58,148
Distributions from investments in real estate	—	253
Improvements in investments in real estate	—	(321)
Purchase of furniture and fixtures	(38)	—
Acquisition of property and equipment	(269)	—
Investment in loans - related parties	(285)	—
Principal payments received on loans – related parties	753	464
Net cash (used in) provided by investing activities	(118,611)	41,932

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $19)	245	17,995
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $0 and $0)	4,440	—
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $565 and $707)	10,975	26,867
Proceeds from borrowings:
Repurchase agreements	75,589	37,145
Warehouse agreement	34,007	—
Payments on borrowings:
Collateralized debt obligations	(59,668)	(141,341)
Warehouse agreement	(33,719)	—
Payment of debt issuance costs	(8)	(140)
Payment of equity to third party sub-note holders	(307)	(1,461)
Distributions paid on preferred stock	(2,159)	(934)
Distributions paid on common stock	(25,536)	(20,978)
Net cash provided by (used in) financing activities	$3,859	$(82,847)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(95,584)	(17,617)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	262,270	85,278
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$166,686	$67,661
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$8,576	$10,188
Income taxes paid in cash	$1,774	$7,635

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

◦
Resource Real Estate Funding CDO 2007-1 (“RREF CDO 2007-1”), a Cayman Islands limited liability company and QRS.  RREF CDO 2007-1 was established to complete a CDO issuance secured by a portfolio of CRE loans and CMBS.

◦
Resource Capital Corp. CRE Notes 2013, Ltd. (“RCC CRE Notes 2013”), a Cayman Islands limited liability company and QRS.  RCC CRE Notes 2013 was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

•	RCC Commercial, Inc. (“RCC Commercial”) holds bank loan investments and the Company's self-originated middle market loans. RCC Commercial owns 90% of the equity of the following VIE:

◦
Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”).  Apidos CDO III was established to complete a CDO issuance secured by a portfolio of bank loans and asset-backed securities (“ABS”).

•
RCC Commercial II, Inc. (“Commercial II”) holds bank loan investments and investments in the subordinated notes of two syndicated bank loan CLOs, which include foreign equity components and are not consolidated onto the Company's consolidated financial statements.  Commercial II owns 100%, 68.3%, and 88.6% respectively, of the equity of the following VIEs:

◦
Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company and TRS.  Apidos Cinco CDO was established to complete a CDO issuance secured by a portfolio of bank loans, ABS and corporate bonds.

◦	Whitney CLO I, Ltd. ("Whitney CLO I"), a Cayman Islands limited liability company and TRS. In September 2013, the Company liquidated Whitney CLO I and, as a result, all of the assets were sold.

◦
Moselle CLO S.A. ("Moselle CLO"), incorporated in Luxembourg, is a collateralized loan obligation ("CLO") issuer whose assets consisted of European senior secured loans, U.S. senior secured loans, U.S. senior unsecured loans, U.S. second lien loans, European mezzanine loans, and a limited amount of synthetic securities and other eligible debt obligations.

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
MARCH 31, 2014
(unaudited)

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

•
Resource TRS V, Inc. (“Resource TRS V”), a TRS directly owned by the Company, held the Company's equity investment in a held for sale condominium complex. All of the condominiums were sold as of December 31, 2013.

•	RSO EquityCo, LLC owns 10% of the equity of Apidos CDO I and 10% of the equity of Apidos CLO VIII.

•	Long Term Care Conversion, Inc. ("LTCC"), a TRS directly owned by the Company, is a Delaware corporation which owns 100% of the following entity:

◦
Long Term Care Conversion, Funding ("LTCC Funding"), a New York limited liability company, which owns a 36.4% interest in Life Care Funding, LLC ("LCF") and provides funding through a financing facility to fund the acquisition of life settlement contracts.

▪
LCF, a New York limited liability company, is a joint venture between LTCC and Life Care Funding Group Partners and was established for the purpose of originating and acquiring life settlement contracts. Although no further material purchase price adjustments for LCF are anticipated, the Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on this investment. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in the Company's consolidated financial statements, retrospectively.

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
MARCH 31, 2014
(unaudited)

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
The Company performs an on-going review of third-party reports and updated financial data on the underlying properties in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment:

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
MARCH 31, 2014
(unaudited)

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
For the Company's residential mortgage loans, the allowance is based upon management's review of the collectability of the loans in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also identified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. A general component is maintained to cover uncertainties that could affect management's estimate of probable losses. The general component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Acquisitions of real estate assets and any related intangible assets are recorded initially at fair value under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, “Business Combinations”.  The Company allocates the purchase price of its investments in real estate to land, building, site improvements, the value of in-place leases and the value of above or below market leases. The value allocated to above or below market leases is amortized over the remaining lease term as an adjustment to rental income. The Company amortizes the value allocated to in-place leases over the weighted average remaining lease term to depreciation and amortization expense.  The Company depreciates real property using the straight-line method over the estimated useful lives of the assets as follows:

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
There were no impairment charges recorded with respect to the Company’s investments in real estate or intangible assets during the three months ended March 31, 2014 and 2013.
Recent Accounting Standards
In April 2014, the FASB issued guidance that changes the requirements for reporting discontinued operations. The amendments in this update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections of the statement of financial position. The amendments in this update also require additional disclosures about discontinued operations and new disclosures for disposal transactions of individually significant components of an entity that do not meet the definition of a discontinued operation. Additionally, this guidance both permits and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. This guidance is effective for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for sale. The Company has early adopted the provisions of this guidance. Adoption did not have a material impact on the Company's consolidated financial statements.
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
Reclassifications
Certain reclassifications have been made to the 2013 consolidated financial statements to conform to the 2014 presentation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

NOTE 3 – VARIABLE INTEREST ENTITIES
The Company has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its securitizations in order to determine if they qualify as VIEs. The Company monitors these investments and, to the extent it has determined that it owns a material investment in the current controlling class of securities of a particular entity, analyzes the entity for potential consolidation. The Company will continually analyze investments and liabilities, including when there is a reconsideration event, to determine whether such investments or liabilities are VIEs and whether such VIE should be consolidated. This analysis requires considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that otherwise would have been consolidated.
Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of nine VIEs at March 31, 2014: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013 and Moselle CLO. In performing the primary beneficiary analysis for seven of these VIEs (other than Whitney CLO I and Moselle CLO, which are discussed below), it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and the Company who has the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that the Company was the party within that group that is more closely associated to each such VIE considering the design of the VIE, the principal-agency relationship between the Company and other members of the related-party group, and the relationship and significance of the activities of the VIE to the Company compared to the other members of the related-party group.
These securitizations were formed on behalf of the Company (except for Whitney CLO I and Moselle CLO) to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities, and were financed by the issuance of debt securities. The Manager manages these entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
Moselle CLO is a European securitization in which the Company purchased a $41.5 million interest in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 subordinated Notes in February 2014. The CLO is managed by an independent third-party and such collateral management activities were determined to be the activities that most significantly impact the economic performance of the CLO. Though neither the Company nor one of its related parties manages the CLO, due to certain unilateral kick-out rights within the collateral management agreement, it was determined that the Company had the power to direct the activities that most significantly impact the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impact Moselle CLO and a financial interest that is expected to absorb both positive and negative variability in the CLO that could potentially be significant, the Company was determined to be the the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO.
Whitney CLO I is a securitization in which the Company acquired rights to manage the collateral assets held by the entity in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see “— Unconsolidated VIEs – Resource Capital Asset Management,” below.
For a discussion of the Company’s securitizations, see Note 1 and for a discussion of the debt issued through the securitizations, see Note 12.
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
MARCH 31, 2014
(unaudited)

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
The creditors of the Company’s nine consolidated VIEs have no recourse to the general credit of the Company. However, in its capacity as manager, the Company has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the three months ended March 31, 2014 and 2013, the Company has provided financial support of $539,000 and $1.2 million, respectively. The Company has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements or implicit variable interests that obligate the Company to provide financial support to any of its consolidated VIEs, although the Company may choose to do so in the future.
The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of March 31, 2014 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006-1	RREF 2007-1	RCC CRE Notes 2013	Moselle	Total
ASSETS
Restricted cash (1)	$11,951	$7,217	$48,362	$134	$160	$18	$250	$4,805	$40,465	$113,362
Investment securities available-for-sale, pledged as collateral, at fair value	7,250	3,922	13,940	—	—	9,996	67,015	—	14,306	116,429
Loans, pledged as collateral	70,988	112,953	284,373	—	—	159,797	228,686	298,575	150,005	1,305,377
Loans held for sale	97	175	—	—	—	—	—	—	—	272
Interest receivable	(193)	513	1,044	—	6	1,825	2,111	1,320	—	6,626
Prepaid assets	20	20	36	—	—	50	37	—	—	163
Principal paydown receivable	—	—	1	—	—	—	—	—	—	1
Total assets (2)	$90,113	$124,800	$347,756	$134	$166	$171,686	$298,099	$304,700	$204,776	$1,542,230

LIABILITIES
Borrowings	$73,815	$112,511	$319,797	$—	$133	$100,184	$147,866	$256,866	$172,296	$1,183,468
Accrued interest expense	255	56	299	—	—	48	115	205	378	1,356
Derivatives, at fair value	—	—	—	—	—	1,504	8,337	—	—	9,841
Accounts payable and other liabilities	133	18	22	284	519	4	1	—	3,169	4,150
Total liabilities	$74,203	$112,585	$320,118	$284	$652	$101,740	$156,319	$257,071	$175,843	$1,198,815

(1)    Includes $51.3 million available for reinvestment in certain of the securitizations.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements as of March 31, 2014. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure” column in the table below.
LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of Resource America, and LEAF Commercial Capital, Inc. (“LCC”), another subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC. The Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LCC as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. The Company recorded a loss of $2.2 million in conjunction with the transaction.  The Company’s resulting interest is accounted for under the equity method. During 2013, the Company entered into a third stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. The Company's fully-diluted interest in LCC assuming conversion is 27.5%. The Company’s investment in LCC was recorded at $40.4 million and $41.0 million as of March 31, 2014 and December 31, 2013, respectively.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed $1.9 billion of bank loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $10.8 million and $11.2 million at March 31, 2014 and December 31, 2013, respectively. The Company recognized fee income of $1.7 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, the Company purchased 66.6% of its preferred equity. Based upon that purchase, the Company determined that it did have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, the Company had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between the Company and the related party, the Company was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. The Company, therefore, consolidated Whitney CLO I. In May 2013, the Company purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of the CLO. In September 2013, the Company liquidated Whitney CLO I, and, as a result, substantially all of the assets were sold.
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs as of March 31, 2014 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$40,421	$1,548	$—	$41,969	$41,969
Intangible assets	—	—	10,790	10,790	$10,790
Total assets	40,421	1,548	10,790	52,759

Borrowings	—	51,054	—	51,054	N/A
Total liabilities	—	51,054	—	51,054	N/A

Net asset (liability)	$40,421	$(49,506)	$10,790	$1,705	N/A
Other than its commitments to fund its real estate joint ventures, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$25,663	$21,634
Distribution on preferred stock declared but not paid	$2,520	$1,311
Issuance of restricted stock	$640	$35

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

NOTE 5 – INVESTMENT SECURITIES, TRADING
The following table summarizes the Company's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2014
Structured notes, trading	$8,057	$3,082	$(1,590)	$9,549
RMBS	1,909	—	(1,471)	438
Total	$9,966	$3,082	$(3,061)	$9,987

December 31, 2013
Structured notes, trading	$8,057	$4,050	$(1,000)	$11,107
RMBS	1,919	—	(1,468)	451
Total	$9,976	$4,050	$(2,468)	$11,558
The Company did not purchase or sell securities during the three months ended March 31, 2014. The Company held eight investment securities, trading as of both March 31, 2014 and December 31, 2013, respectively.
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

The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2014
CMBS	$186,703	$7,465	$(12,877)	$181,291
ABS	35,648	1,519	(328)	36,839
Structured notes	12,841	—	—	12,841
Corporate bonds	2,603	24	(47)	2,580
Total	$237,795	$9,008	$(13,252)	$233,551

December 31, 2013
CMBS	$185,178	$7,570	$(12,030)	$180,718
ABS	25,406	1,644	(394)	26,656
Structured notes	5,369	—	—	5,369
Corporate bonds	2,517	16	(70)	2,463
Total	$218,470	$9,230	$(12,494)	$215,206

(1)	As of March 31, 2014 and December 31, 2013, $159.1 million and $162.6 million, respectively, of securities were pledged as collateral security under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table summarizes the estimated maturities of the Company’s investment securities according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
March 31, 2014
Less than one year	$39,393	(1)	$49,991	4.31%
Greater than one year and less than five years	138,699		132,935	5.04%
Greater than five years and less than ten years	38,152		37,319	1.43%
Greater than ten years	17,307		17,550	9.24%
Total	$233,551		$237,795	4.64%

December 31, 2013
Less than one year	$39,256	(1)	$40,931	5.25%
Greater than one year and less than five years	139,700		141,760	4.69%
Greater than five years and less than ten years	26,526		25,707	1.10%
Greater than ten years	9,724		10,072	7.90%
Total	$215,206		$218,470	4.49%

(1)    The Company expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.
The contractual maturities of the CMBS investment securities available-for-sale range from April 2014 to January 2025.  The contractual maturities of the ABS investment securities available-for-sale range from November 2015 to August 2022. The contractual maturities of the corporate bond investment securities available-for-sale range from December 2015 to December 2019.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
March 31, 2014
CMBS	$51,979	$(8,478)	28	$13,308	$(4,399)	12	$65,287	$(12,877)	40
ABS	—	—	—	4,337	(328)	8	4,337	(328)	8
Corporate bonds	—	—	—	891	(47)	1	891	(47)	1
Total temporarily impaired securities	$51,979	$(8,478)	28	$18,536	$(4,774)	21	$70,515	$(13,252)	49

December 31, 2013
CMBS	$52,012	$(7,496)	34	$14,159	$(4,534)	10	$66,171	$(12,030)	44
ABS	143	(1)	1	6,692	(393)	9	6,835	(394)	10
Corporate bonds	865	(70)	1	—	—	—	865	(70)	1
Total temporarily impaired securities	$53,020	$(7,567)	36	$20,851	$(4,927)	19	$73,871	$(12,494)	55
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
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
The Company performs an on-going review of third-party reports and updated financial data on the properties underlying these securities in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment. During the three months ended March 31, 2014 and 2013, the Company recognized other-than-temporary impairment losses of zero and $21,000, respectively, on positions that supported the Company’s CMBS investments.
The following table summarizes the Company's sales of investment securities available-for-sale during the period indicated (in thousands, except number of securities):

	Positions Sold	Par Amount Sold	Realized Gain (Loss)
March 31, 2014
CMBS position	3	$12,500	$(298)

March 31, 2013
Corporate bond position	2	$700	$18
The amounts above do not include redemptions. During the three months ended March 31, 2014, the Company had one corporate bond position redeemed with a total par of $630,000, and recognized a loss of approximately $1,000. During the three months ended March 31, 2014, the Company had one ABS position redeemed with a total par of $2.5 million, and recognized a gain of $25,500. There were no such redemption during the three months ended March 31, 2013.
Changes in interest rates may also have an effect on the rate of principal prepayments and, as a result, prepayments on the Company’s investment portfolio. The aggregate discount (premium) due to interest rate changes were as follows (in thousands):

	March 31, 2014	December 31, 2013
CMBS	$6,170	$6,583
ABS	$2,174	$2,394
Corporate bond	$103	$68

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

NOTE 7 – INVESTMENTS IN REAL ESTATE
The table below summarizes the Company’s investments in real estate (in thousands, except number of properties):

	March 31, 2014		December 31, 2013
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$22,109	1	$22,107	1
Office property	—	—	10,273	1
Subtotal	22,109		32,380
Less: Accumulated depreciation	(2,138)		(2,602)
Investments in real estate	$19,971		$29,778
During the three months ended March 31, 2014, the Company made no acquisitions. The Company has two assets classified as property available-for-sale on the consolidated balance sheets at March 31, 2014. The Company confirmed the intent and ability to sell its office property in its present condition during the three months ended March 31, 2014. This property qualified for held for sale accounting treatment upon meeting all applicable criteria on or prior to March 31, 2014, at which time depreciation and amortization were ceased. As such, the assets associated with this property, with a carrying value of $9.6 million, are separately classified and included in property available-for-sale on the Company's consolidated balance sheets at March 31, 2014. However, the anticipated sale of this property did not qualify for discontinued operations and, therefore, the operations for all periods presented continue to be classified within continuing operations on the Company's consolidated statements of income. The Company expects the sale to close in the next 12 months. The gain from the sale of this property will be recorded in gain on sale of real estate on the Company’s consolidated statements of income. Pre-tax earnings recorded on this property for the three months ended March 31, 2014 and 2013 were losses of $16,000 and $77,000, respectively. The Company's hotel property, which was classified as available-for-sale at March 31, 2014 and December 31, 2013, sold during the second quarter of 2014.
During the year ended December 31, 2013, the Company made no acquisitions and sold one of its multi-family properties for a gain $16.6 million, which was recorded in gain on sale of real estate on the consolidated statements of income. The Company also confirmed the intent and ability to sell one of its other investments in real estate. This asset has been reclassified to property available-for-sale on the consolidated balance sheets at December 31, 2013.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

NOTE 8 – LOANS HELD FOR INVESTMENT
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
March 31, 2014
Commercial real estate loans:
Whole loans	$837,514	$(3,661)	$833,853
B notes	16,242	(74)	16,168
Mezzanine loans	64,390	(91)	64,299
Total commercial real estate loans	918,146	(3,826)	914,320
Bank loans (3)	690,494	(3,068)	687,426
Residential mortgage loans (4)	16,960	—	16,960
Subtotal loans before allowances	1,625,600	(6,894)	1,618,706
Allowance for loan loss	(6,585)	—	(6,585)
Total	$1,619,015	$(6,894)	$1,612,121

December 31, 2013
Commercial real estate loans:
Whole loans	$749,083	$(3,294)	$745,789
B notes	16,288	(83)	16,205
Mezzanine loans	64,417	(100)	64,317
Total commercial real estate loans	829,788	(3,477)	826,311
Bank loans (3)	566,056	(4,033)	562,023
Residential Mortgage Loans	16,915	—	16,915
Subtotal loans before allowances	1,412,759	(7,510)	1,405,249
Allowance for loan loss	(13,807)	—	(13,807)
Total	$1,398,952	$(7,510)	$1,391,442

(1)
Amounts include deferred amendment fees of $200,000 and $216,000 and deferred upfront fees of $127,000 and $141,000 being amortized over the life of the bank loans as of March 31, 2014 and December 31, 2013, respectively.  Amounts include loan origination fees of $3.7 million and $3.3 million and loan extension fees of $62,000 and $73,000 being amortized over the life of the commercial real estate loans as of March 31, 2014 and December 31, 2013, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2014 and December 31, 2013, respectively.

(3)	Amounts include $272,000 and $6.9 million of bank loans held for sale at March 31, 2014 and December 31, 2013, respectively.

(4)	Amount includes $15.1 million and $15.0 million of residential mortgage loans held for sale at March 31, 2014 and December 31, 2013.
At March 31, 2014 and December 31, 2013, approximately 36.5% and 39%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in California; approximately 10.7% and 6.4%, respectively, in Arizona, and approximately 13.2% and 14.6%, respectively, in Texas. At March 31, 2014 and December 31, 2013, approximately 13.3% and 15.8%, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare. At March 31, 2014, approximately 70% of the Company's residential mortgage loans were originated in Georgia, 10% in North Carolina, 8% in Alabama and 5% in Tennessee and Virginia. At December 31, 2013 approximately 66% of the Company's residential mortgage loans were originated in Georgia, 9% in North Carolina, 7% each in Tennessee and Virginia and 6% in Alabama.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

At March 31, 2014, the Company’s bank loan portfolio consisted of $686.7 million (net of allowance of $741,000) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 0.5% and the three month LIBOR plus 13.0% with maturity dates ranging from March 2014 to March 2024.
At December 31, 2013, the Company’s bank loan portfolio consisted of $558.6 million (net of allowance of $3.4 million) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.5% and the three month LIBOR plus 10.5% with maturity dates ranging from January 2014 to December 2021.
The following is a summary of the weighted average life of the Company’s bank loans, at amortized cost (in thousands):

	March 31, 2014	December 31, 2013
Less than one year	$44,852	$36,985
Greater than one year and less than five years	489,068	379,874
Five years or greater	153,506	145,164
	$687,426	$562,023

The following is a summary of the Company’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates(3)
March 31, 2014
Whole loans, floating rate (1) (4) (5)	55	$833,853	LIBOR plus 2.13% to LIBOR plus 12.14%	April 2014 to February 2019
B notes, fixed rate	1	16,168	8.68%	April 2016
Mezzanine loans, floating rate	1	12,467	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (7)	3	51,832	0.50% to 18.71%	September 2014 to September 2021
Total (2)	60	$914,320

December 31, 2013
Whole loans, floating rate (1) (4) (6)	51	$745,789	LIBOR plus 2.68% to LIBOR plus 12.14%	March 2014 to February 2019
B notes, fixed rate	1	16,205	8.68%	April 2016
Mezzanine loans, floating rate	1	12,455	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (7)	3	51,862	0.50% to 18.72%	September 2014 to September 2019
Total (2)	56	$826,311

(1)
Whole loans had $23.1 million and $13.7 million in unfunded loan commitments as of March 31, 2014 and December 31, 2013, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $5.8 million and $10.4 million as of March 31, 2014 and December 31, 2013, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	As of March 31, 2014, floating rate whole loans includes $783,000 and $12.6 million mezzanine components of two whole loans, which have a fixed rate of 15.0% and 12.0%, respectively.

(5)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of March 31, 2014.

(6)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following is a summary of the weighted average life of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2014	2015	2016 and Thereafter	Total
March 31, 2014
B notes	$—	$—	$16,168	$16,168
Mezzanine loans	5,711	—	58,588	64,299
Whole loans	5,110	17,967	810,776	833,853
Total (1)	$10,821	$17,967	$885,532	$914,320

December 31, 2013
B notes	$—	$—	$16,205	$16,205
Mezzanine loans	5,711	—	58,606	64,317
Whole loans	—	17,949	727,840	745,789
Total (1)	$5,711	$17,949	$802,651	$826,311

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.
The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
March 31, 2014
B notes	$132	2.00%
Mezzanine loans	524	7.96%
Whole loans	5,188	78.79%
Bank loans	741	11.25%
Total	$6,585

December 31, 2013
B notes	$174	1.26%
Mezzanine loans	559	4.05%
Whole loans	9,683	70.13%
Bank loans	3,391	24.56%
Total	$13,807
As of March 31, 2014, the Company had recorded an allowance for loan losses of $6.6 million consisting of a $741,000 allowance on the Company’s bank loan portfolio and a $5.8 million allowance on the Company’s commercial real estate portfolio as a result of the provisions taken on one bank loan as well as the maintenance of a general reserve with respect to these portfolios.  The bank loan allowance decreased $2.7 million from $3.4 million as of December 31, 2013 to $741,000 as of March 31, 2014 as a result of improved credit conditions and the write-off of three loans that were previously in specific reserve.  The whole loan allowance decreased $4.5 million from $9.7 million as of December 31, 2013 to $5.2 million as of March 31, 2014 as a result of the reversal of all of the specific reserves previously taken on one commercial real estate loan that the Company expects to fully recover.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

NOTE 9 – INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table shows the Company's investments in unconsolidated entities as of March 31, 2014 and December 31, 2013 and equity in net earnings (losses) of unconsolidated subsidiaries for the three months ended March 31, 2014 and 2013 (in thousands):

		Balance as of	Balance as of	For the three months ended	For the three months ended
	Ownership %	March 31, 2014	December 31, 2013	March 31, 2014	March 31, 2013
Varde Investment Partners, L.P	7.5%	$673	$674	$(1)	$24
RRE VIP Borrower, LLC	3% to 5%	—	—	866	(113)
Investment in LCC Preferred Stock	27.5%	40,421	41,016	(594)	(336)
Investment in RCT I and II (1)	3%	1,548	1,548	(589)	(593)
Investment in Preferred Equity (2)	various	2,400	8,124	1,228	239
Investment in CVC Global Opps Fund	34.4%	17,011	16,177	834	—
Investment in Life Care Funding (3)	30%	—	1,530	(75)	—
Total		$62,053	$69,069	$1,669	$(779)

(1)	For the three months ended March 31, 2014 and 2013, these amounts are recorded in interest expense on the Company's consolidated statements of income.

(2)	For the three months ended March 31, 2014 and 2013, these amounts are recorded in interest income on loans on the Company's consolidated statements of income.

(3)
For the three months ended March 31, 2014, the Company recorded equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statements of income for two months before LCF was consolidated.

In May, June and July 2013, the Company invested $15.0 million into CVC Global Credit Opportunities Fund, L.P. (the "Partnership") which generally invests in assets through the Master Fund. The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the Partnership and the Master Fund is CVC Credit Partners, LLC. CVC Capital Partners SICAV-FIS, S.A., a Luxembourg company, together with its affiliates, and Resource America, own a majority and a significant minority, respectively, of the investment manager. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement given that the Company is a related party of CVC Credit Partners, LLC.
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. The Company began consolidating LCF during the three months ended March 31, 2014.
On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  The Company purchased a 7.5% equity interest in the venture. RREM, was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1% of outstanding contributions. For the three months ended March 31, 2014 and 2013, the Company paid RREM management fees of $0 and $16,000, respectively. All of the condominiums were sold as of December 31, 2013.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into a SPA with Eos.  The Company’s resulting interest is accounted for under the equity method. (See Note 3)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds an interest in a real estate joint venture) from Resource America at book value. RREM, an affiliate of Resource America, acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the three months ended March 31, 2014 and 2013, the Company paid RREM management fees of $5,000 and $8,000, respectively.
The Company has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, RCT I and RCT II.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three months ended March 31, 2014 and 2013, the Company recognized $589,000 and $593,000, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $49,000 and $47,000, respectively, of amortization of deferred debt issuance costs.
NOTE 10 –FINANCING RECEIVABLES
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
March 31, 2014
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$13,807
Provision for loan loss	(4,572)	612	—	—	(3,960)
Loans charged-off	—	(3,262)	—	—	(3,262)
Allowance for losses at March 31, 2014	$5,844	$741	$—	$—	$6,585
Ending balance:
Individually evaluated for impairment	$—	$441	$—	$—	$441
Collectively evaluated for impairment	$5,844	$300	$—	$—	$6,144
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$196,883	$1,566	$—	$6,498	$204,947
Collectively evaluated for impairment	$717,437	$685,248	$16,960	$—	$1,419,645
Loans acquired with deteriorated credit quality	$—	$612	$—	$—	$612

As of December 31, 2013
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$—	$17,691
Provision for loan loss	2,686	334	—	—	3,020
Loans charged-off	(256)	(6,648)	—	—	(6,904)
Allowance for losses at December 31, 2013	$10,416	$3,391	$—	$—	$13,807
Ending balance:
Individually evaluated for impairment	$4,572	$2,621	$—	$—	$7,193
Collectively evaluated for impairment	$5,844	$770	$—	$—	$6,614
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$194,403	$3,554	$—	$6,966	$204,923
Collectively evaluated for impairment	$631,908	$558,469	$16,915	$—	$1,207,292
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2014
Bank loans	$618,896	$47,742	$17,340	$998	$2,178	$272	$687,426

As of December 31, 2013
Bank loans	$488,004	$42,476	$18,806	$2,333	$3,554	$6,850	$562,023
All of the Company’s bank loans were performing with the exception of one loan with an amortized cost of $1.6 million as of March 31, 2014. During the three months ended March 31, 2014, due to the consolidation of Moselle CLO, the Company acquired five loans with deteriorated credit quality with an amortized cost of $612,000. As of December 31, 2013, all of the Company's bank loans were performing with the exception of three loans with an amortized cost of $3.6 million, one of which defaulted as of 2012, one of which defaulted as of March 31, 2013 and one of which defaulted as of June 30, 2013.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of March 31 2014
Whole loans	$768,243	$32,500	$33,110	$—	$—	$833,853
B notes	16,168	—	—	—	—	16,168
Mezzanine loans	51,832	12,467	—	—	—	64,299
	$836,243	$44,967	$33,110	$—	$—	$914,320

As of December 31, 2013
Whole loans	$680,718	$32,500	$32,571	$—	$—	$745,789
B notes	16,205	—	—	—	—	16,205
Mezzanine loans	51,862	12,455	—	—	—	64,317
	$748,785	$44,955	$32,571	$—	$—	$826,311
All of the Company’s commercial real estate loans were performing as of March 31, 2014 and December 31, 2013.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

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
Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
March 31, 2014
Whole loans	$—	$—	$—	$—	$833,853	$833,853	$—
B notes	—	—	—	—	16,168	16,168	—
Mezzanine loans	—	—	—	—	64,299	64,299	—
Bank loans	—	—	612	612	686,814	687,426	—
Residential mortgage loans	258	—	—	258	16,702	16,960	—
Loans receivable- related party	—	—	—	—	6,498	6,498	—
Total loans	$258	$—	$612	$870	$1,624,334	$1,625,204	$—

December 31, 2013
Whole loans	$—	$—	$—	$—	$745,789	$745,789	$—
B notes	—	—	—	—	16,205	16,205	—
Mezzanine loans	—	—	—	—	64,317	64,317	—
Bank loans	—	—	3,554	3,554	558,469	562,023	—
Residential mortgage loans	234	91	268	593	16,322	16,915	—
Loans receivable- related party	—	—	—	—	6,966	6,966	—
Total loans	$234	$91	$3,822	$4,147	$1,408,068	$1,412,215	$—

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Impaired Loans
The following tables show impaired loans indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2014
Loans without a specific valuation allowance:
Whole loans	$158,811	$158,811	$—	$156,694	$12,103
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,916
Bank loans	$612	$612	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$5,372	$5,372	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,566	$1,566	$(441)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$158,811	$158,811	$—	$156,694	$12,103
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,916
Bank loans	2,178	2,178	(441)	—	—
Residential mortgage loans	—	—	—	—	—
Loans receivable - related party	5,372	5,372	—	—	—
	$204,433	$204,433	$(441)	$194,766	$14,019

December 31, 2013
Loans without a specific valuation allowance:
Whole loans	$130,759	$130,759	$—	$123,495	$8,439
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,615
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$5,733	$5,733	$—	$—	$—
Residential mortgage loans	$315	$268	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,572	$25,572	$(4,572)	$24,748	$1,622
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,554	$3,554	$(2,621)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$156,331	$156,331	$(4,572)	$148,243	$10,061
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,615
Bank loans	3,554	3,554	(2,621)	—	—
Residential mortgage loans	315	268	—	—	—
Loans receivable - related party	5,733	5,733	—	—	—
	$204,005	$203,958	$(7,193)	$186,315	$11,676

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Troubled- Debt Restructurings
The Company had no troubled-debt restructurings during the three months ended March 31, 2014.
The following table shows troubled-debt restructurings in the Company's loan portfolio (in thousands) during the three months ended March 31, 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Whole loans	6	$153,958	$136,672
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	1	7,797	7,797
Total loans	8	$199,827	$182,541
As of March 31, 2014 and 2013, there were no troubled-debt restructurings that subsequently defaulted.
NOTE 11 – INTANGIBLE ASSETS
Intangible assets represent identifiable intangible assets acquired as a result of the Company’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  The Company amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  The Company evaluates intangible assets for impairment as events and circumstances change.  In October 2012, the Company purchased 66.6% of the preferred equity of, and began consolidating, Whitney CLO I, one of the RCAM CLOs (see Note 3 ). As a result of this transaction and the consolidation of Whitney CLO I, the Company wrote-off the unamortized balance of $2.6 million, the intangible asset associated with this CLO, which was recorded in gain (loss) on consolidation in the consolidated statement of income during the year ended December 31, 2012. In May 2013, the Company purchased additional equity, increasing its ownership percentage to 68.3%. Due to an event whereby a second CLO liquidated in early 2013, the Company accelerated the amortization of the remaining balance of its intangible asset and recorded a $657,000 charge to depreciation and amortization on the consolidated statement of income during the year ended December 31, 2012. Upon acquisition of PCA, the Company recognized an intangible asset of $600,000 related to its wholesale-correspondent relationships, which have a finite life of approximately two years.
The Company expects to record amortization expense on intangible assets of approximately $2.1 million for the year ended December 31, 2014, $2.0 million for the year ended December 31, 2015, $1.8 million for the years ended December 31, 2016 and 2017 and $1.6 million for the year ended December 31, 2018.  The weighted average amortization period was 7.5 years and 7.7 years at March 31, 2014 and December 31, 2013, respectively and the accumulated amortization was $11.5 million and $12.5 million at March 31, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table summarizes intangible assets at March 31, 2014 and December 31, 2013 (in thousands).

	Asset Balance	Accumulated Amortization	Net Asset
March 31, 2014
Investment in RCAM	$21,213	$(10,424)	$10,789
Investments in real estate:
In-place leases	920	(920)	—
Above (below) market leases	29	(29)	—
Investment in PCA:
Wholesale or correspondent relationships	600	(106)	494
Total intangible assets	$22,762	$(11,479)	$11,283

December 31, 2013
Investment in RCAM	$21,213	$(9,980)	$11,233
Investments in real estate:
In-place leases	2,461	(2,430)	31
Above (below) market leases	29	(29)	—
Investment in PCA:
Wholesale or correspondent relationships	600	(42)	558
Total intangible assets	$24,303	$(12,481)	$11,822
For the three months ended March 31, 2014 and 2013, the Company recognized $1.7 million and $1.4 million, respectively, of fee income related to the investment in RCAM.
On October 31, 2013, the Company through its taxable REIT subsidiary, RCC Residential, Inc. acquired PCA, an Atlanta based company that originates and services residential mortgage loans for approximately $7.6 million in cash. The total incremental expenses of the acquisition including legal and other professional fees were $333,000. All legal and professional fees were expensed as incurred. The Company’s acquisition of PCA represents a return to the residential mortgage investment market by providing a residential mortgage origination platform.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table sets forth the allocation of the purchase price as of December 31, 2013 (in thousands):

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
NOTE 12 – BORROWINGS
The Company historically has financed the acquisition of its investments, including investment securities, loan and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to the Company’s borrowings at March 31, 2014 and December 31, 2013 is summarized in the following table (in thousands, except percentages):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral	Date Securitization Closed
March 31, 2014
RREF CDO 2006-1 Senior Notes	$100,184	$129	$100,313	1.86%	32.4 years	$169,809	August 2006
RREF CDO 2007-1 Senior Notes	147,866	509	148,375	0.91%	32.5 years	297,703	June 2007
RCC CRE Notes 2013	256,866	3,974	260,840	2.02%	14.7 years	303,410	December 2013
Apidos CDO I Senior Notes	73,815	—	73,815	1.66%	3.3 years	88,532	August 2005
Apidos CDO III Senior Notes	112,511	40	112,551	0.94%	6.5 years	124,677	May 2006
Apidos Cinco CDO Senior Notes	319,797	703	320,500	0.74%	6.1 years	345,029	May 2007
Whitney CLO I Senior Notes (1)	133	—	133	—%	N/A	157	N/A
Moselle CLO S.A. Senior Notes	167,181	—	167,181	0.95%	5.8 years	202,247	October 2005
Moselle CLO S.A. Securitized Borrowings	5,116	—	5,116	—%	N/A	—	N/A
Unsecured Junior Subordinated Debentures (2)	51,054	494	51,548	4.18%	22.6 years	—	May/Sept 2006
6.0% Convertible Senior Notes	107,130	7,870	115,000	6.00%	4.7 years	—	October 2013
CRE - Term Repurchase Facilities (3)	99,726	743	100,469	2.63%	18 days	153,895	N/A
CMBS - Term Repurchase Facility (4)	36,819	—	36,819	1.37%	18 days	44,386	N/A
Residential Mortgage Financing Agreements	14,686	—	14,686	4.23%	147 days	16,728	N/A
CMBS - Short Term Repurchase Agreements	9,205	—	9,205	1.40%	24 days	13,246	N/A
Total	$1,502,089	$14,462	$1,516,551	1.83%	10.9 years	$1,759,819

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral	Date Securitization Closed
December 31, 2013
RREF CDO 2006-1 Senior Notes	$94,004	$205	$94,209	1.87%	32.6 years	$169,115	August 2006
RREF CDO 2007-1 Senior Notes	177,837	719	178,556	0.84%	32.8 years	318,933	June 2007
RCC CRE Notes 2013	256,571	4,269	260,840	2.03%	15.0 years	305,586	December 2013
Apidos CDO I Senior Notes	87,131	—	87,131	1.68%	3.6 years	103,736	August 2005
Apidos CDO III Senior Notes	133,209	117	133,326	0.88%	6.7 years	145,930	May 2006
Apidos Cinco CDO Senior Notes	321,147	853	322,000	0.74%	6.4 years	342,796	May 2007
Whitney CLO I Securitized Borrowings (1)	440	—	440	—%	N/A	885	N/A
Unsecured Junior Subordinated Debentures (2)	51,005	543	51,548	4.19%	22.8 years	—	May/Sept 2006
6.0% Convertible Senior Notes	106,535	8,465	115,000	6.00%	4.9 years	—	October 2013
CRE - Term Repurchase Facilities (3)	29,703	1,033	30,736	2.67%	21 days	48,186	N/A
CMBS - Term Repurchase Facility (4)	47,601	12	47,613	1.38%	21 days	56,949	N/A
Residential Mortgage Financing	14,627	—	14,627	4.24%	216 days	16,487	N/A
Total	$1,319,810	$16,216	$1,336,026	1.87%	13.1 years	$1,508,603

(1)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes and the Whitney CLO I Securitized Borrowings, respectively.

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(3)	Amount also includes accrued interest costs of $98,000 and $26,000 related to CRE repurchase facilities as of March 31, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

(4)
Amounts also includes accrued interest costs of $18,000 and $22,000 related to CMBS repurchase facilities as of March 31, 2014 and December 31, 2013, respectively. Amount does not reflect CMBS repurchase agreement borrowings that components of linked transactions.

Securitizations
RCC CRE Notes 2013
In December 2013, the Company closed RCC CRE Notes 2013 ("RCC CRE Notes 2013"), a $307.8 million CRE securitization transaction that provided financing for transitional commercial real estate loans.  The investments held by RCC CRE Notes 2013 securitized the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RCC CRE Notes 2013 issued a total of $260.8 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class D senior notes (rated BBB:DBRS), Class E senior notes (rated BB:DBRS) and Class F senior notes (rated B:DBRS) for $30.0 million.  In addition, RCC CRE Notes 2013 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $16.9 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC CRE Notes 2013 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RCC CRE Notes 2013. There is no reinvestment period for RCC CRE Notes 2013, which will result in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2014, none of the notes have been paid down.
At closing, the senior notes issued to investors by RCC CRE Notes 2013 consisted of the following classes: (i) $136.9 million of Class A notes bearing interest at one-month LIBOR plus 1.30%; (ii) $78.5 million of Class A-S notes bearing interest at one-month LIBOR plus 2.15%; (iii) $30.8 million of Class B notes bearing interest at one-month LIBOR plus 2.85%; (iv) $14.6 million of Class C notes bearing interest at one-month LIBOR plus 3.50%; (v) $13.8 million of Class D notes bearing interest at one-month LIBOR plus 4.50%; (vi) $9.2 million of Class E notes bearing interest at one-month LIBOR plus 5.50%; (vii) and $6.9 million of Class F notes bearing interest at one-month LIBOR plus 6.50%.  All of the notes issued mature in December 2028, although the Company has the right to call the notes anytime after January 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors was 2.02% at March 31, 2014.
As a result of the Company’s ownership of senior notes, the notes retained at the CRE securitization's closing eliminate in consolidation.
Resource Real Estate Funding CDO 2007-1
In June 2007, the Company closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class H senior notes (rated BBB+:Fitch), Class K senior notes (rated BBB-:Fitch), Class L senior notes (rated BB:Fitch) and Class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012, which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2014, $93.6 million of Class A-1 notes have been paid down and $50.0 million of the Class A-1R notes have been paid down.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

At closing, the senior notes issued to investors by RREF CDO 2007-1 consisted of the following classes: (i) $180.0 million of Class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued Class A-1R notes, which allowed the CDO to fund future funding obligations under the existing whole loan participations that had future funding commitments; the undrawn balance of the Class A-1R notes accrued a commitment fee at a rate per annum equal to 0.18%, the drawn balance bore interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of Class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of Class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of Class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of Class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of Class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of Class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of Class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of Class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of Class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of Class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of Class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of Class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.91% and 0.84% at March 31, 2014 and December 31, 2013, respectively.
During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company did not repurchase any notes.
As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Resource Real Estate Funding CDO 2006-1
In August 2006, the Company closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the Class J senior notes (rated BB: Fitch) and Class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2014, $110.7 million of Class A-1 notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2006-1 consisted of the following classes:  (i) $129.4 million of Class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of Class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of Class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of Class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of Class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of Class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of Class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of Class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of Class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of Class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.86% and 1.87% at March 31, 2014 and December 31, 2013, respectively.
During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company did not repurchase any notes.
As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Moselle CLO S.A.
In February 2014, the Company purchased 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 Subordinated Notes, which represented 88.6% of the outstanding subordinated notes in the European securitization Moselle CLO S.A. Due to the Company's economic interest combined with its contractual, unilateral kick-out rights acquired upon its purchase of a majority of the subordinate notes, the Company determined that it had a controlling financial interest and consolidated Moselle CLO. See Note 3. The notes purchased by the Company are subordinated in right of payment to all other notes issued by Moselle CLO.
The balances of the senior notes issued to investors when the Company acquired a controlling financial interest in February 2014 were as follows: (i) €24.9 million of Class A-1E notes bearing interest at LIBOR plus 0.25% (ii) $24.9 million of Class A-1L notes bearing interest at LIBOR plus 0.25% (iii) €10.3 million of Class A-1LE notes bearing interest at LIBOR plus 0.31% (iv) $10.3 million of Class A-1LE USD notes bearing interest at LIBOR plus 0.31% (v) €13.8 million of Class A-2E notes bearing interest at LIBOR plus 0.40%: (vi) $13.8 million of Class A-2L notes bearing interest at LIBOR plus 0.40%; (vii) €6.8 million of Class A-3E notes bearing interest at LIBOR plus 0.70%; (viii) $6.8 million of Class A-3L notes bearing interest at LIBOR plus 0.75%; (ix) €16.0 million of Class B-1E notes bearing interest at LIBOR plus 1.80%; and (x) $16.0 million of Class B-1L notes bearing interest at LIBOR plus 1.85%.
All notes issued mature on January 6, 2020. The Company has the right to call the notes anytime after January 6, 2010 until maturity. The weighted average interest rate on all notes was 0.95% at March 31, 2014.
Whitney CLO I
In February 2011, the Company acquired the rights to manage the assets held by Whitney CLO I. In October 2012, the Company purchased a $20.9 million preferred equity interest at a discount of 42.5% which represented 66.6% of the outstanding preference shares in Whitney CLO I. In May 2013 the Company purchased an additional $550,000 equity interest in Whitney CLO I and as of March 31, 2014 held 68.3% of the outstanding preference shares. Based upon those purchases, the Company determined that it had a controlling interest and consolidated Whitney CLO I. The preferred equity interest is subordinated in right of payment to all other securities issued by Whitney CLO I. In 2013, the Company liquidated Whitney CLO I and, as a result, substantially all of the assets were sold.
Apidos CLO VIII
In October 2011, the Company closed Apidos CLO VIII, a $350.0 million CLO transaction that provides financing for bank loans.  The investments held by Apidos CLO VIII collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos CLO VIII issued a total of $317.6 million of senior notes at a discount of 4.4% to investors and Resource TRS III purchased a $15.0 million interest representing 43% of the outstanding subordinated debt.  The remaining 57% of subordinated debt was owned by unrelated third parties.  The subordinated debt interest was subordinated in right of payment to all other securities issued by Apidos CLO VIII. In 2013, Apidos CLO VIII was called and liquidated and, as a result, all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the notes in full.
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
The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of Class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of Class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of Class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of Class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of Class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of Class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of Class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.74% and 0.74% at March 31, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

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
At closing, the senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of Class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of Class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of Class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of Class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of Class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although the Company has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.94% and 0.88% at March 31, 2014 and December 31, 2013, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2014, $149.9 million of Class A-1 notes have been paid down.
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
At closing, the senior notes issued to investors by Apidos CDO I consisted of the following classes:  (i) $259.5 million of Class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of Class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of Class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of Class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of Class D notes bearing interest at a fixed rate of 9.25%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.66% and 1.68% and at March 31, 2014 and December 31, 2013, respectively. The reinvestment period for Apidos CDO I ended in July 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2014, $245.7 million of the Class A-1 notes have been paid down.
During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company did not repurchase any notes.
6.0% Convertible Senior Notes
On October 21, 2013, the Company issued and sold in a public offering $115.0 million aggregate principal amount of its 6.0% Convertible Senior Notes due 2018, ("6.0% Convertible Senior Notes"). After deducting the underwriting discount and the estimated offering costs, the Company received approximately $111.1 million of net proceeds. The discount of $4.9 million on the 6.0% Convertible Senior Notes reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature and at a higher rate of interest that the Company estimated would have been applicable without the conversion feature.  The discount will be amortized on a straight-line basis as additional interest expense through maturity on December 1, 2018. Interest on the 6.0% Convertible Senior Notes is paid semi-annually and the 6.0% Convertible Senior Notes mature on December 1, 2018. Prior to December 1, 2018, the 6.0% Convertible Senior Notes are not redeemable at the Company's option, except to preserve the Company's status as a REIT. On or after December 1, 2018, the Company may redeem all or a portion of the 6.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 6.0% Convertible Senior Notes may require the Company to repurchase all or a portion of the 6.0% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on December 1, 2018, or upon the occurrence of certain defined fundamental changes. The 6.0% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 150.1502 common shares per $1,000 principal amount of 6.0% Convertible Senior Notes (equivalent to a current conversion price of $6.66 per common share). Upon conversion of 6.0% Convertible Senior Notes by a holder, the holder will receive cash, common shares of the Company or a combination of cash and common shares of the Company, at the Company's election.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

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
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at March 31, 2014 were $236,000 and $258,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2013, were $261,000 and $282,000, respectively.  The rates for RCT I and RCT II, at March 31, 2014, were 4.18% and 4.19%, respectively.  The rates for RCT I and RCT II, at December 31, 2013, were 4.20% and 4.19%, respectively.
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
Repurchase and Mortgage Finance Facilities
Borrowings under the repurchase and mortgage finance facilities agreements were guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's borrowings at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014				December 31, 2013
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$36,819	$44,386	48	1.37%	$47,601	$56,949	44	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	96,140	148,312	7	2.62%	30,003	48,186	3	2.67%
Deutsche Bank AG (3)	3,586	5,583	1	3.03%	(300)	—	—	—%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	—	—	—	—	—	—	—	—%
Deutsche Bank Securities, LLC	9,205	13,246	4	1.40%	—	—	—	—%

Residential Mortgage Financing Agreements
New Century Bank	10,275	11,145	72	4.19%	11,916	13,089	74	4.17%
ViewPoint Bank, NA	4,411	5,584	25	4.46%	2,711	3,398	17	4.58%
Totals	$160,436	$228,256			$91,931	$121,622

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

(1)	The Wells Fargo CMBS term facility borrowing includes zero and $12,000 of deferred debt issuance costs as of March 31, 2014 and December 31, 2013, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $577,000 and $732,000 of deferred debt issuance costs as of March 31, 2014 and December 31, 2013, respectively.

(3)	The Deutsche Bank term repurchase facility includes $166,000 and $300,000 of deferred debt issuance costs as of March 31, 2014 and December 31, 2013, respectively.
The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on the Company's consolidated balance sheets (see Note 20).

	March 31, 2014				December 31, 2013
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$6,156	$7,994	7	1.64%	$6,506	$8,345	7	1.65%

CRE Term Repurchase Facilities
Wells Fargo Bank	—	—	—	—%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	12,006	18,342	4	0.83%	17,020	24,814	4	0.99%
Wells Fargo Securities, LLC	19,621	27,982	8	1.19%	21,969	30,803	9	1.19%
Deutsche Bank Securities, LLC	33,883	51,840	14	1.41%	18,599	29,861	9	1.43%

Totals	$71,666	$106,158			$64,094	$93,823

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2014
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$8,822	18	1.37%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$57,882	18	2.62%
Deutsche Bank Securities, LLC	$9,155	18	3.03%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$6,403	14	0.83%
Wells Fargo Securities, LLC	$8,411	6	1.19%
Deutsche Bank Securities, LLC	$18,176	24	1.41%

December 31, 2013
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$10,796	21	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$20,718	21	2.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$7,882	11	0.99%
Wells Fargo Securities, LLC	$8,925	2	1.19%
Deutsche Bank Securities, LLC	$11,418	22	1.43%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$6.2 million and $6.5 million of linked repurchase agreement borrowings are being included as derivative instruments as of March 31, 2014 and December 31, 2013, respectively, (see Note 20).

(3)	$12.0 million and $17.0 million of linked repurchase agreement borrowings are being included as derivative instruments as of March 31, 2014 and December 31, 2013, respectively.
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
MARCH 31, 2014
(unaudited)

 The 2011 Facility also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, Wells Fargo may require the RCC Subsidiaries to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.
 Under the terms of the 2011 Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “2011 Guaranty”), the Company agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RCC Subsidiaries to Wells Fargo under or in connection with the 2011 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RCC Subsidiaries with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty  includes covenants that, among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate and RCC Commercial were in compliance with all financial debt covenants under the 2011 Facility and 2011 Guaranty as of March 31, 2014.
CRE – Term Repurchase Facilities
On February 27, 2012, RCC Real Estate entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo to finance the origination of commercial real estate loans.  The 2012 facility had an original maximum amount of $150.0 million and an initial 18 month term.  The Company paid an origination fee of 37.5 basis points (0.375%).  On April 2, 2013, RCC Real Estate entered into an amendment which increased the size to $250.0 million and extended the current term of the 2012 Facility to February 27, 2015. The amendment also provides two additional one year extension options at RCC Real Estate's discretion. RCC Real Estate paid structuring fees of $101,000 and an extension fee of $938,000 in connection with the amendment, and will amortize the additional fees over the term of the extension.
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
 Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “2012 Guaranty”), the Company agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the Company to Wells Fargo under or in connection with the 2012 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Company with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty includes covenants that, among other things, limit the the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of March 31, 2014 and the Company was in compliance with all financial covenants under the 2012 Guaranty as of March 31, 2014.
On July 19, 2013, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 5 (or "SPE 5"), entered into a master repurchase and securities agreement (the "DB Facility") with Deutsche Bank AG, Cayman Islands Branch ("DB") to finance the origination of commercial real estate loans.  The DB Facility had a maximum amount of $200.0 million and an initial 12 month term, ending on July 19, 2014, with two one-year extensions at the option of SPE 5 and subject further to the right of SPE 5 to repurchase the assets held in the facility earlier. The Company paid a structuring fee of 0.25% of the maximum facility amount, as well as other reasonable closing costs. The Company guaranteed SPE 5's performance of its obligations under the DB Facility. There were outstanding borrowings of $9.2 million and zero under this facility as of March 31, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

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
The DB Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of SPE 5 or the Company; breaches of covenants and/or certain representations and warranties; performance defaults by the Company; a judgment in an amount greater than $100,000 against SPE 5 or $5.0 million in the aggregate against the Company; or a default involving the failure to pay or acceleration of a monetary obligation in excess of $100,000 of SPE 5 or $5.0 million of the Company. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the DB Facility and the liquidation by DB of assets then subject to the DB Facility. The Company and SPE 5 were in compliance with all debt covenants as of March 31, 2014.
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
On March 8, 2005, RCC Real Estate entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the purchase of CMBS and the origination of commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.
Residential Mortgage Financing Agreements
PCA has a master repurchase agreement with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $30.0 million and a termination date of July 2, 2014, which was amended from the original terms over the course of four amendments. At March 31, 2014, PCA had borrowed $10.3 million under this facility. The facility bears interest at one month LIBOR plus 3.50%.
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
The New Century facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change in the nature of PCA's business as a mortgage banker as presently conducted or a change in senior management, including the employment of two senior members of PCA's management staff; breaches of covenants and/or certain representations and warranties; performance defaults by PCA; a judgment in an amount greater than $10,000 against PCA or $50,000 in the aggregate against PCA. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the New Century facility and the liquidation by New Century of assets then subject to the New Century facility. The agreement requires PCA to maintain a minimum maintenance balance account at all times of $1.5 million and PCA was in compliance as of March 31, 2014. PCA was in compliance with all financial debt covenants as of March 31, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

PCA has a loan participation agreement with ViewPoint Bank, NA ("ViewPoint") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $15.0 million and a termination date of December 30, 2014, which was amended from the original terms over the course of five amendments. At March 31, 2014, PCA had borrowed $4.4 million. The facility bears interest at one month LIBOR with a 4.00% floor.
The ViewPoint facility contains provisions that provide ViewPoint with certain rights if certain credit events have occurred with respect to one or more assets financed on the ViewPoint facility to either require PCA to repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)).  Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the ViewPoint facility, or may only be required to the extent of the availability of such payments. The agreement requires PCA to maintain a minimum balance in a deposit account at all times of $1.0 million and PCA was in compliance as of March 31, 2014.
PCA received a waiver on a covenant due to an event of default that requires PCA to maintain consolidated net income of at least one dollar for the preceding twelve month period and not allow PCA's consolidated net income to be a negative number for three consecutive months. The waiver removed all existing defaults and waived the net income covenant requirement until September 30, 2014. PCA was in compliance with all other financial covenant requirements under the agreement as of March 31, 2014.
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
NOTE 13 – SHARE ISSUANCE AND REPURCHASE
On December 17, 2013, Resource Capital Corp. (the “Company”) entered into an 8.50% Series A Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement with Resource Capital Manager, Inc. and MLV & Co. LLC (“MLV”) to sell up to 600,000 shares of its 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), from time to time through an “at the market” equity offering program under which MLV will act as sales agent. Also on December 17, 2013, the Company entered into an 8.25% Series B Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement, with the Manager and MLV to sell up to 1,400,000 shares of its 8.25% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), from time to time through an “at the market” equity offering program under which MLV will act as sales agent. During the three months ended March 31, 2014, the Company issued 191,087 shares at a weighted average offering price of $23.74 and 488,977 shares at a weighted average offering price of $22.98, respectively of its Series A Preferred Stock and Series B Preferred Stock.
On March 15, 2013, the Company and Resource Capital Manager entered into an At-the-Market Issuance Sales Agreement with MLV to sell up to 1,500,000 shares of its 8.25% Series B Cumulative Redeemable Preferred Stock from time to time through an "at-the-market" equity offering program under which MLV will act as sales agent. During the three months ended March 31, 2014, the Company issued 14,922 shares at a weighted average offering price of $22.80. As of March 31, 2014, 1,500,000 shares have been issued under this agreement at a weighted average offering price of $24.42. This agreement was superseded by the December 2013 agreement with MLV.
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company is authorized to issue up to 20,000,000 shares of common stock. Under this plan, the Company issued 18,666 shares during the three months ended March 31, 2014 at a weighted-average net share price of $6.06 and received proceeds of $110,000 (net of costs).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

NOTE 14 – SHARE-BASED COMPENSATION
The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Employees	Total
Unvested shares as of January 1, 2014	38,704	2,835,523	238,368	3,112,595
Issued	37,786	580,283	22,318	640,387
Vested	(33,219)	(1,049,574)	—	(1,082,793)
Forfeited	—	—	—	—
Unvested shares as of March 31, 2014	43,271	2,366,232	260,686	2,670,189
The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the three months ended March 31, 2014 and 2013, including the grant date fair value of shares issued to the Company’s six non-employee directors, was $3.7 million, $233,000, respectively.
The following table summarizes the restricted common stock grants during the three months ended March 31, 2014:

Date	Shares	Vesting/Year	Date(s)
January 30, 2014	481,625	33.3%	1/30/15, 1/30/16, 1/30/17
February 3, 2014	5,972	100%	2/3/14
March 11, 2014	25,770	100%	3/11/15
March 12, 2014	6,044	100%	3/12/15
March 30, 2014	112,000	1/6 per quarter	3/31/14, 6/30/14, 9/30/14, 12/31/14, 3/31/15, 6/30/15 (1)
March 31, 2014	8,976	25%	3/31/15, 3/31/16, 3/31/17, 3/31/18

1.
In connection with a grant of restricted common stock made on August 25, 2011, the Company agreed to issue up to 336,000 additional shares of common stock if certain loan origination performance thresholds are achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of three annual measurement periods beginning April 1, 2011.  The agreement also provides dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant will be paid at the end of each annual measurement period if the performance criteria are met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company will not record the dividend equivalent rights until earned.  On March 30, 2014, the third annual measurement period ended and 112,000 shares were earned.  In addition, $258,000 of accrued dividend equivalent rights was earned.

2.	All shares were issued from the 2007 Plan with the exception of these shares which were issued from unregistered shares as part of the consideration for the purchase of PCA.
The following table summarizes the status of the Company’s unvested stock options as of March 31, 2014:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	13,334	$6.40
Granted	—
Vested	—
Forfeited	—
Unvested at March 31, 2014	13,334	$6.40

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table summarizes the status of the Company’s vested stock options as of March 31, 2013:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2014	627,332	$14.62
Vested	—	—
Exercised	—	—
Forfeited	—	—
Vested as of March 31, 2014	627,332	$14.62	2	$10
The outstanding stock options have a weighted average remaining contractual term of two years.
For the three months ended March 31, 2014 and 2013, the components of equity compensation expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Options granted to Manager and non-employees	$(2)	$7
Restricted shares granted non-employees	1,429	3,550
Restricted shares granted employees	175	—
Restricted shares granted to non-employee directors	65	34
Total equity compensation expense	$1,667	$3,591
During the three months ended March 31, 2013, the Manager received 110,639 shares as incentive compensation valued at $653,000 pursuant to the Management Agreement.  There was no incentive fee received for the three months ended March 31, 2014. The incentive management fee is paid one quarter in arrears.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of March 31, 2014.  All awards are discretionary in nature and subject to approval by the Compensation Committee of the Company's board of directors.
NOTE 15 –EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Basic:
Net income allocable to common shares	$15,116	$11,526
Weighted average number of shares outstanding	125,616,537	104,224,083
Basic net income per share	$0.12	$0.11

Diluted:
Net income allocable to common shares	$15,116	$11,526
Weighted average number of shares outstanding	125,616,537	104,224,083
Additional shares due to assumed conversion of dilutive instruments	1,051,077	1,102,531
Adjusted weighted-average number of common shares outstanding	126,667,614	105,326,614
Diluted net income per share	$0.12	$0.11

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Potentially dilutive shares relating to 17,907,939 and 601,666 shares and convertible debt for the three months ended March 31, 2014 and 2013, respectively, were not included in the calculation of diluted net income per share because the effect was anti-dilutive. The aforementioned potentially dilutive shares are related to the conversion feature on our 6% convertible senior notes (See Note 12) and is computed by dividing the par value of the outstanding 6% convertible senior notes by the conversion ratio at issuance.
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table, which is presented gross of tax, presents the changes in each component of accumulated other comprehensive income for the three months ended March 31, 2014 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Foreign Currency Translation	Accumulated other comprehensive loss
January 1, 2014	$(11,155)	$(3,084)	$196	$(14,043)
Other comprehensive gain (loss) before reclassifications	387	(1,754)	(196)	(1,563)
Amounts reclassified from accumulated other comprehensive income	70	1,465	—	1,535
Net current-period other comprehensive income	457	(289)	(196)	(28)
March 31, 2014	$(10,698)	$(3,373)	$—	$(14,071)
NOTE 17 – RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  On September 19, 2013, the Audit Committee of the Board of Directors of Resource America concluded that Resource America should consolidate the financial statements of the Company, which was previously treated as an unconsolidated variable interest entity. The Audit Committee reached this conclusion after consultations with the Office of the Chief Accountant of the Securities and Exchange Commission (the “Commission”) following comments received from the staff of the Division of Corporation Finance of the Commission and the Audit Committee's discussion with the Company's management and its independent registered public accounting firm. Resource America's Audit Committee noted that consolidation of the Company was not expected to materially affect Resource America's previously reported net income attributable to common shareholders. At March 31, 2014, Resource America owned 2,861,592 shares, or 2.2%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.
The Company is managed by the Manager, which is a wholly-owned subsidiary of Resource America, pursuant to a Management Agreement that provides for both base and incentive management fees.  For the three months ended March 31, 2014 and 2013, the Manager earned base management fees of approximately $2.9 million and $2.5 million, respectively. No incentive management fees were earned for the three months ended March 31, 2014 or 2013.  The Company also reimburses the Manager and Resource America for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  For the three months ended March 31, 2014 and 2013, the Company paid the Manager $990,000 and $888,000, respectively, as expense reimbursements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three months ended March 31, 2014 and 2013, RCM earned $0 and $266,000 in management fees, respectively.  The Company has reinvested gains from its activity and holds $10.0 million in fair market value of trading securities as of March 31, 2014, a decrease of $1.6 million from $11.6 million at fair market value as of December 31, 2013.  The Company and RCM also established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  During the three months ended March 31, 2014 and 2013, RCM earned $0 and $35,000, respectively, as its share of the net profits as defined in the Investment Management Agreement.  As of March 12, 2013, the Company was no longer required to maintain the escrow account and it was agreed that no further amounts shall be owed to RCM. The Company also reimburses RCM for expenses paid on the Company's behalf. For the three months ended March 31, 2014 and 2013, the Company paid RCM $75,000 and $89,000, respectively, as expense reimbursements. The portfolio began a partial liquidation during the year ended December 31, 2013.
At March 31, 2014, the Company was indebted to the Manager for $1.9 million, comprised of base management fees of $993,000 and expense reimbursements of $897,000.  At December 31, 2013, the Company was indebted to the Manager for $1.6 million, comprised of base management fees of $997,000 and expense reimbursements of $572,000. At March 31, 2014, the Company was indebted to RCM, under the Company’s Investment Management Agreement for $244,000 for expense reimbursements.  At December 31, 2013, the Company was indebted to RCM, under the Company’s Investment Management Agreement for $289,000, comprised of incentive management fees of $123,000 and expense reimbursements of $166,000.
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
The Company had executed seven securitizations as of March 31, 2014 and December 31, 2013, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitzation's entities and their assets. The Company liquidated one of these CDOs in October 2013.
Relationship with LEAF Financial. LEAF Financial originated and managed equipment leases and notes on behalf of the Company. On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term at with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, the Company entered into another amendment to extend the maturity to February 15, 2015. Principal payments of $361,000 were made during the three months ended March 31, 2014. The loan amount outstanding at March 31, 2014 and December 31, 2013 was $5.4 million and $5.7 million, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

On November 16, 2011, the Company together with LEAF Financial and LCC entered into the SPA with Eos (see Note 3). The Company’s resulting interest is accounted for under the equity method.  For the three months ended March 31, 2014 and 2013, the Company recorded losses of $594,000 and $336,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income.  The Company’s investment in LCC was valued at $40.4 million and $41.0 million as of March 31, 2014 and December 31, 2013, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (“ACM”), a former subsidiary of Resource America, was sold to CVC Credit Partners, LLC ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 33% interest. CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three months ended March 31, 2014 and 2013, CVC Credit Partners earned subordinated fees of $370,000 and $181,000, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, the Company purchased an additional equity in this CLO, increasing its ownership percentage to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.
In May, June and July 2013, the Company invested a total of $15.0 million in CVC Global Credit Opportunities Fund which generally invests in assets through the Master Fund (see Note 3). The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement given that the Company is a related party of CVC Credit Partners. For the three months ended March 31, 2014, the Company recorded earnings of $834,000, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. No such earnings were recorded for the three months ended March 31, 2013. The Company's investment balance of $17.0 million and $16.2 million as of March 31, 2014 and December 31, 2013, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  The Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio as of March 31, 2014 and December 31, 2013.
On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which matures on May 9, 2018, carries an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan, collateralized by a multi-family building, to equity. The loan was kept outstanding and continues to be used as collateral in RREF CDO 2006-1. RREM was appointed as the asset manager as of August 1, 2011. RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM is entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. The Company incurred fees payable to RREM in the amounts of $34,000 and $35,000 during the three months ended March 31, 2014 and 2013, respectively.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds an interest in a real estate joint venture) from Resource America for $2.1 million, its book value (see Note 3).  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the three months ended March 31, 2014 and 2013, the Company paid RREM management fees of $5,000 and $8,000, respectively. For the three months ended March 31, 2014 and 2013, the Company recorded income of $866,000 and losses of $113,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The investment balance at March 31, 2014 and December 31, 2013 was zero and zero, respectively, and is classified as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, and RCP has options to extend the loan for two additional 12-month periods.  Principal payments of $391,000 were made during the three months ended March 31, 2014.  The loan balance was $558,000 and $950,000 at March 31, 2014 and December 31, 2013, respectively.
On June 21, 2011, the Company entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   The Company received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety. RREM was appointed as the asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 4.0% of the gross receipts generated from the property.  The Company held a $975,000 preferred equity investment in SLH Partners as of December 31, 2013. The investment was sold during the three months ended March 31, 2014 for a $984,000 gain which is recorded on the Company's income statement in equity of earnings of unconsolidated subsidiaries.
On August 1, 2011, the Company, through RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  RREM was appointed as asset manager.  RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM was entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.  The Company incurred fees payable to RREM in the amount of $47,000 during the three months ended March 31, 2013. No fees were paid during the three months ended March 31, 2014 as the property was sold on September 30, 2013 for a gain of $16.6 million, which was recorded in gain on sale of real estate on the consolidated statements of income.
On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments. RREM acts as asset manager and is responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1% of outstanding contributions. For the three months ended March 31, 2014 and 2013, the Company paid RREM management fees of $0 and $16,000, respectively. For the three months ended March 31, 2014 and 2013, the Company recorded a $1,000 loss and earnings of $24,000, respectively, which were recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $673,000 and $674,000 at March 31, 2014 and December 31, 2013, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method. All of the condominiums were sold as of December 31, 2013.
In December 2013, the Company closed RCC CRE Notes 2013, a $307.8 million real estate securitization that provides financing for commercial real estate loans. Resource Real Estate serves as special servicer. With respect to each Specialty Service Mortgage Loan, Resource Real Estate receives an amount equal to the product of (a) the Special Servicing Fee Rate, 0.05% per annum, and (b) the outstanding principal balance of such Specialty Service Mortgage Loan. The servicing fee is payable monthly, on an asset-by-asset basis. The Company utilizes the brokerage services of Resource Securities Inc. ("Resource Securities"), a wholly-owned broker-dealer subsidiary of Resource America, on a limited basis to conduct some of its asset trades. The Company paid Resource Securities a $205,000 placement agent fee in connection with this transaction.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three months ended March 31, 2014 and 2013, the Company paid Ledgewood $38,000 and $46,000, respectively, in connection with legal services rendered to the Company.
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
The following tables presents dividends declared (on a per share basis) for the three months ended March 31, 2014.

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2014
March 31	April 28	$25,663	$0.20

Preferred Stock
Series A				Series B
	Date Paid	Total Dividend Paid	Dividend Per Share		Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)				(in thousands)
2014				2014
March 31	April 30	$463	$0.53125	March 31	April 30	$2,057	$0.515625
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
MARCH 31, 2014
(unaudited)

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
MARCH 31, 2014
(unaudited)

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2014
Assets:
Investment securities, trading	$—	$—	$9,987	$9,987
Investment securities available-for-sale	1,764	816	230,971	233,551
CMBS - linked transactions	—	—	34,829	34,829
Derivatives (net)	—	556	—	556
Total assets at fair value	$1,764	$1,372	$275,787	$278,923

Liabilities:
Derivatives (net)	—	401	9,841	10,242
Total liabilities at fair value	$—	$401	$9,841	$10,242

December 31, 2013
Assets:
Investment securities, trading	$—	$—	$11,558	$11,558
Investment securities available-for-sale	2,370	92	207,375	209,837
CMBS - linked transactions	—	—	30,066	30,066
Total assets at fair value	$2,370	$92	$248,999	$251,461

Liabilities:
Derivatives (net)	—	395	10,191	10,586
Total liabilities at fair value	$—	$395	$10,191	$10,586

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS including Linked Transactions	ABS	RMBS	Structured Finance	Total
Balance, January 1, 2014	$210,785	$26,656	$451	$11,107	$248,999
Included in earnings	103	214	—	—	317
Purchases	33,402	14,306	—	12,841	60,549
Sales	(12,314)	(2,494)	—	—	(14,808)
Paydowns	(17,188)	(1,785)	(10)	—	(18,983)
Issuances	—	—	—	—	—
Settlements	—	—	—	—	—
Included in OCI	1,332	(59)	(2)	(1,558)	(287)
Transfers out of Level 2	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Balance, March 31, 2014	$216,120	$36,838	$439	$22,390	$275,787
The Company is not able to obtain significant observable inputs and market data points due to a change in methodology whereby the Company began using a third party valuation firm to determine fair value. As a result, $94.9 million of CMBS (including certain CMBS accounted for as linked transactions, were reclassified to Level 3 during the year ended December 31, 2013.
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2014	$10,191
Unrealized losses – included in accumulated other comprehensive income	(350)
Ending balance, March 31, 2014	$9,841
The Company had zero and $21,000 of losses included in earnings due to the other-than-temporary impairment charges during the three months ended March 31, 2014 and 2013, respectively. These losses are included in the consolidated statements of income as net impairment losses recognized in earnings.
Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as nonrecurring Level 2.  For the Company’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the three months ended March 31, 2014 and 2013 was $440,000 and $1.3 million, respectively, and is included in the consolidated statements of income as provision for loan and lease losses.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2014
Assets:
Loans held for sale	$—	$272	$15,117	$15,389
Impaired loans	—	1,125	—	1,125
Total assets at fair value	$—	$1,397	$15,117	$16,514

December 31, 2013
Assets:
Loans held for sale	$—	$6,850	$15,066	$21,916
Impaired loans	—	225	—	225
Total assets at fair value	$—	$7,075	$15,066	$22,141
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$9,841	Discounted cash flow	Weighted average credit spreads	5.11%
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on the consolidated balance sheets.  The fair value of the Company’s investment securities, trading is reported in Note 6.  The fair value of the Company’s investment securities available-for-sale is reported in Note 6.  The fair value of the Company’s derivative instruments and linked transactions is reported in this Note 20.
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
MARCH 31, 2014
(unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Loans held-for-investment	$1,596,731	$1,591,875	$—	$687,086	$904,789
Loans receivable-related party	$6,498	$6,498	$—	$—	$6,498
CDO notes	$1,183,469	$1,066,399	$—	$1,066,399	$—
Junior subordinated notes	$51,054	$17,548	$—	$—	$17,548
Repurchase agreements	$160,436	$160,436	$—	$—	$160,436

December 31, 2013
Loans held-for-investment	$1,369,526	$1,358,434	$—	$545,352	$813,082
Loans receivable-related party	$6,966	$6,966	$—	$—	$6,966
CDO notes	$1,070,339	$653,617	$—	$653,617	$—
Junior subordinated notes	$51,005	$17,499	$—	$—	$17,499
Repurchase agreements	$77,304	$77,304	$—	$—	$77,304
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
At March 31, 2014, the Company had 10 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.11% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $126.1 million at March 31, 2014.  The counterparties for the Company’s designated interest rate hedge contracts at such date were Credit Suisse International and Wells Fargo, with which the Company had master netting agreements.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The estimated fair value of the Company’s interest rate swaps was $(10.2) million and $(10.6) million as of March 31, 2014 and December 31, 2013, respectively.  The Company had aggregate unrealized losses of $10.7 million and $10.8 million on the interest rate swap agreements as of March 31, 2014 and December 31, 2013, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the original term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.
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
MARCH 31, 2014
(unaudited)

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of income for the years presented:

Fair Value of Derivative Instruments as of March 31, 2014
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$32,270	Derivatives, at fair value	$445
Forward sales commitments	$31,390	Derivatives, at fair value	$111

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$126,111	Derivatives, at fair value	$(10,199)
Interest rate lock agreements	$1,642	Derivatives, at fair value	$(13)
Forward sale commitments	$17,500	Derivatives, at fair value	$(30)

Interest rate swap contracts	$126,111	Accumulated other comprehensive loss	$10,199

The Effect of Derivative Instruments on the Statements of Income for the
Three Months Ended March 31, 2014
(in thousands)

	Liability Derivatives
	Notional Amount	Statement of Income Location	Unrealized Loss (1)
Interest rate swap contracts	$126,111	Interest expense	$1,626
Interest rate lock agreements	$33,912	Net realized gain on sales of investment securities available-for-sale and loans	$433
Forward sales commitments	$48,890	Net realized gain on sales of investment securities available-for-sale and loans	$60

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
The following tables present certain information about the CMBS and repurchase agreements underlying the Company's linked transactions at March 31, 2014 and December 31, 2013.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Fair Value of Derivative Instruments
(in thousands)

	Asset Derivatives
	Designation	Balance Sheet Location	Fair Value
As of March 31, 2014
Linked transactions at fair value	Non-Hedging	Linked transactions, net at fair value	$34,829
As of December 31, 2013
Linked transactions at fair value	Non-Hedging	Linked transactions, net at fair value	$30,066
.
The Effect of Derivative Instruments on the Statement of Income for the
Three Months Ended March 31, 2014
(in thousands)

	Asset Derivatives
	Designation	Statement of Income Location	Revenues (1)
Linked transactions at fair value, 2014	Non-Hedging	Unrealized (loss) gain and net interest income on linked transactions, net	$2,305
Linked transactions at fair value, 2013	Non-Hedging	Unrealized (loss) gain and net interest income on linked transactions, net	$(259)

(1)	Negative values indicate a decrease to the associated balance sheets or consolidated statements of income line items.

The following table presents certain information about the components of the unrealized (losses) gains and net interest income from linked transactions, net, included in the Company's consolidated statements of income for the three months ended March 31, 2014 and 2013( in thousands):

Components of Unrealized Net (Losses) Gains and Net Interest Income	March 31,
Income from Linked Transactions	2014	2013
Interest income attributable to CMBS underlying linked transactions	$739	$449
Interest expense attributable to linked repurchase agreement borrowings underlying linked transactions	(197)	(116)
Change in fair value of linked transactions included in earnings	1,763	(592)
Unrealized net (losses) gains and net interest income from linked transactions	$2,305	$(259)
The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2014
CMBS linked transactions	$109,543	$529	$(3,914)	$106,158

December 31, 2013
CMBS linked transactions	$99,493	$446	$(6,116)	$93,823

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table summarizes the estimated maturities of the Company’s CMBS linked transactions according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
March 31, 2014
Less than one year	$—	$—	—%
Greater than one year and less than five years	48,310	48,622	5.43%
Greater than five years and less than ten years	43,682	45,770	2.72%
Greater than ten years	14,166	15,151	3.34%
Total	$106,158	$109,543	3.84%

December 31, 2013
Less than one year	$540	$540	5.58%
Greater than one year and less than five years	26,120	26,516	5.32%
Greater than five years and less than ten years	53,688	57,282	3.35%
Greater than ten years	13,475	15,155	3.34%
Total	$93,823	$99,493	3.84%

The following table shows the fair value, gross unrealized losses and the length of time the investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2014
CMBS linked transactions	$62,126	$(2,051)	$24,500	$(1,863)	$86,626	$(3,914)

December 31, 2013
CMBS linked transactions	$70,727	$(5,198)	$9,318	$(918)	$80,045	$(6,116)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table summarizes the Company's CMBS linked transactions at fair value (in thousands, except percentages):

	December 31, 2013	Net Purchases	Upgrades/Downgrades	Paydowns	MTM Change on Same Ratings	March 31, 2014
Moody's Ratings Category:
Aaa	$26,682	$—	$—	$(21)	$271	26,932
Aa1 through Aa3	8,919	—	—		484	9,403
A1 through A3	—	—	—		—	—
Baa1 through Baa3	6,473	—	—		40	6,513
Ba1 through Ba3	10,310	7,307	—		93	17,710
B1 through B3	12,155	8,096	—		322	20,573
Non-Rated	29,284	(4,640)	—		383	25,027
Total	$93,823	$10,763	$—	$(21)	$1,593	$106,158

S&P Ratings Category:
AAA	$17,642	$—	$—	$(21)	$(115)	$17,506
BBB+ through BBB-	9,953	—	—	—	86	10,039
BB+ through BB-	2,865	6,251	—	—	37	9,153
B+ through B-	19,619	8,580	—	—	193	28,392
CCC+ through CCC-	—	2,765	—	—	—	2,765
Non-Rated	43,744	(6,833)	—	—	1,392	38,303
Total	$93,823	$10,763	$—	$(21)	$1,593	$106,158

The following table summarizes the Company's CMBS linked repurchase agreements (in thousands, except percentages):

	As of		As of
	March 31, 2014		December 31, 2013
Maturity or Repricing	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$71,633	1.27%	$64,094	1.25%
>30 days to 90 days	—	—%	—	—%
Total	$71,633	1.27%	$64,094	1.25%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

NOTE 21 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The Company has no offsetting of financial assets. The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities as of March 31, 2014 and December 31, 2013 (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged (2)	(v) = (iii) - (iv) Net Amount
March 31, 2014
Derivative hedging instruments, at fair value (3)	$10,199	$—	$10,199	$—	$500	$9,699
Repurchase agreements (4)	160,436	—	160,436	—	—	160,436
Total	$170,635	$—	$170,635	$—	$500	$170,135

December 31, 2013
Derivative hedging instruments, at fair value (3)	$10,586	$—	$10,586	$—	$500	$10,086
Repurchase agreements (4)	91,931	—	91,931	91,931	—	—
Total	$102,517	$—	$102,517	$91,931	$500	$10,086

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions.

(2)	Amounts represent amounts pledged as collateral against derivative transactions.

(3)	The fair value of securities pledged against the Company's swaps was $2.9 million and $3.5 million at March 31, 2014 and December 31, 2013, respectively.

(4)	The fair value of securities pledged against the Company's repurchase agreements was $228.3 million and $121.6 million at March 31, 2014 and December 31, 2013, respectively.
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
MARCH 31, 2014
(unaudited)

NOTE 22 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following.
The Company received $1.6 million in proceeds from the issuance of 67,256 shares of Series A preferred stock through the Company’s at-the-market program during April 2014.
The Company received $9.1 million in proceeds from the issuance of 408,998 shares of Series B preferred stock through the Company’s at-the-market program during April 2014.
The Company received $3.3 million in proceeds from the issuance of 608,819 shares of common stock through the Company's dividend reinvestment plan during April 2014.
On April 8, 2014, the Company sold a hotel property, which had been classified as property available-for-sale at December 31, 2013.

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
We are externally managed by Resource Capital Manager, Inc., or the Manager, an indirect wholly-owned subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, financial fund management and commercial finance operating segments.  As of December 31, 2013 Resource America managed approximately $17.3 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets, from management of assets and from hedging interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt, commercial mortgage-backed securities, or CMBS, bank loans, middle market loans other asset-backed securities, or ABS, and structured note investments.  We also generate revenues from the rental and other income from real properties we own, from management of externally originated bank loans, from our residential mortgage origination business (acquired in October 2013), and from our investment in an equipment leasing business.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loan, CMBS and ABS portfolios, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations ("CDO") and collateralized loan obligations ("CLO"), and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as long-term financing sources.  Our other term financing has consisted of long-term match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

During 2013, the economic environment continued to be more positive in the United States, which resulted in several positive operating developments for us. Our ability to access the capital markets continued to improve, as evidenced by our common stock offering in April 2013, resulting in proceeds to us of $114.5 million, and by the success of our dividend reinvestment and share purchase program, or DRIP, which raised $19.2 million.  In addition, we supplemented our common equity issuances with issuances of preferred stock through an at-the-market program which resulted in proceeds of $56.8 million in 2013 and $15.8 million in the first three months of 2014. We also completed a 6.0% convertible notes offering in October 2013 with proceeds of $111.1 million. This brought our total proceeds raised through our capital markets efforts to $317.4 million in 2013 and 2014 to date, after underwriting discounts and commissions and other offering expenses.

(Back to Index)

(Back to Index)

Although economic conditions in the United States have improved, previous conditions in real estate and credit markets continue to affect both us and a number of our commercial real estate borrowers.  Over a period of several years, we entered into loan modifications with respect to 17 of our outstanding commercial real estate loans.  During the past three years, we have added to our provision for loan losses to reflect the effect of these conditions on our borrowers and have recorded both temporary and other than temporary impairments in the market valuation of CMBS and ABS in our investment portfolio.  However, during 2012 and through December 31, 2013, the improved economic conditions led to a stabilization in the credit quality of our portfolio and, as a result, our provision for loan losses decreased significantly in 2013. We expensed provisions of $3.0 million for the year ended December 31, 2013 as compared to a provision of $16.8 million for the year ended December 31, 2012. This improving credit trend continued into 2014. In the first quarter ending March 31, 2014, we reversed provisions taken previously on the mezzanine portion of a loan secured by a hotel property as we project a full recovery of that position is now probable.  Other comprehensive income saw a slight decline with respect to our available for sale securities portfolio and interest rate derivatives, a loss of $14.1 million at March 31, 2014 as compared to a loss of $14.0 million at December 31, 2013.  While we believe we have appropriately valued the assets in our investment portfolio at March 31, 2013, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.
Beginning in 2011, we began to see a loosening of the credit markets and were able to take advantage of the situation by establishing several new financing arrangements, a trend that continued in 2012 when we closed two financing facilities totaling $250.0 million with Wells Fargo Bank and in 2013 when we closed a $200.0 million financing facility with Deutsche Bank AG, or DB.  We continue to engage in discussions with potential financing sources about providing or expanding commercial real estate term financing to augment and cautiously grow our loan and security portfolio. We have expanded our borrowings with the use of term and additional repurchase agreements and are using them primarily to finance newly underwritten commercial real estate loans and the purchase of highly rated CMBS.   We anticipate replacing these short-term borrowings with longer term financing in the form of securitization borrowings as we did with our newest commercial real estate, or CRE securitization, a $307.8 million CLO in December 2013.  We expect to be able to continue the growth in our CRE portfolio to a critical amount required to access the securitization markets again during 2014. However, we caution investors that even as financing through the credit markets becomes more available, we may not be able to obtain economically favorable terms.
In terms of our investments and investment portfolio growth, we continued to see increased opportunities to deploy our capital. During 2013 and through March 31, 2014, we have underwritten 29 new CRE loans for a total of $432.8 million. These loans were in part financed through our CRE term facilities, legacy CRE CDO's and our new CRE securitization.  We also purchased 19 newly underwritten CMBS for $47.7 million during the same time period all of which were financed with a Wells Fargo facility. In addition, we purchased 20 CMBS bonds for $86.4 million that were financed by short-term repurchase agreements and also purchased 7 CMBS bonds for $43.1 million where no debt financing sources were utilized. We have used recycled capital in our bank loan CLO structures to make new investments at discounts to par.  We expect that the reinvested capital and related discounts will produce additional income as the discounts are accreted into interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CLO structures since we receive credit in these structures for these investments at par.  From net discounts of approximately $6.0 million at December 31, 2013, we recognized income of approximately $739,000 in our bank loan CLO portfolio in the first quarter of 2014 and expect to accrete approximately $1.0 million into income for the remainder of calendar year 2014. However, we have no further capacity in two of our bank loan collateralized loan obligation issuers, or CLOs, and two real estate CDOs have ended their reinvestment periods.  We have limited reinvestment capacity in one bank loan CLO where the reinvestment period ends in May 2014.  We intend to use the existing capacity in our CMBS and CRE term credit facilities with Wells Fargo of $57.0 million and $153.4 million, respectively, and with Deutsche Bank of $196.3 million, as of March 31, 2014 to help finance new CRE loans and CMBS investments.
Conversely, we also saw a decline in our commercial finance assets, our bank loan portfolio as two of our CLOs were liquidated in 2013 and two or our CLOs have matured and as the collateral assets pay down, the proceeds are used to pay down the associated debt.  This trend resulted in a substantial decline in our net interest income from bank loans in 2013, which continued into the first quarter of 2014. We began to mitigate this trend by investing in new CLOs in late 2013 and early 2014. We further expect to mitigate this trend by deploying capital into our middle-market lending business, which loans are similar in nature to bank loans, and in our growing commercial real estate lending platform.
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

(Back to Index)

(Back to Index)

On October 31, 2013, we, through RCC Residential, Inc., our newly-formed taxable REIT subsidiary, acquired a residential mortgage origination company, Primary Capital Advisors LC, or PCA, an Atlanta based firm for $7.6 million in cash. In addition, a key employee of PCA was granted approximately $800,000 in shares of our common stock that was subsequently accounted for as compensation.  The shares of common stock were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Of the $7.6 million cash consideration, $1.8 million was set aside in an escrow account as a contingency for potential purchase price adjustments.  Our acquisition of PCA represents a return to the residential mortgage investment market, by providing us with our first residential mortgage origination platform. We intend to cautiously expand this business over the next 12 to 18 months while adding infrastructure, staff and new technology.
In the latter half of 2013, we seeded a middle market lending operation operated by our Manager with funds to invest on our behalf. These funds were derived from proceeds of sales from a partial liquidation of our trading portfolio. Our first investments were in bank loans purchased in the secondary market; however, in December 2013, we closed on a self-originated loan.  We made additional investments of $31.5 million in the first quarter of 2014, which is trend we expect to continue through 2014, which will also help mitigate the revenues lost as a result of the liquidation and run-off of several bank loan CLOs.
As of March 31, 2014 we had invested 73% of our portfolio in CRE assets, 26% in commercial bank loans and 1% in other assets. As of December 31, 2013, we had invested 83% of our portfolio in CRE assets, 15% in commercial bank loans and 2% in other assets.
Results of Operations
Our net income allocable to common shares for the year ended March 31, 2014 was $15.1 million, or $0.12 per share (basic and diluted) as compared to net income allocable to common shares of $11.5 million, or $0.11 per share (basic and diluted) for the three months ended March 31, 2013.
Interest Income
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 31,
	2014	2013
Interest income:
Interest income from loans:
Bank loans	$6,843	$17,844
Commercial real estate loans	13,386	9,968
Total interest income from loans	20,229	27,812

Interest income from securities:
CMBS-private placement	3,629	2,787
ABS	295	469
Corporate bonds	48	297
Residential mortgage-backed securities, or RMBS	32	89
Total interest income from securities	4,004	3,642

Interest income - other:
Preference payments on structured notes (1)	2,780	1,812
Temporary investment in over-night repurchase agreements	72	54
Total interest income - other	2,852	1,866
Total interest income	$27,085	$33,320

(Back to Index)

(Back to Index)

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	4.95%	$555,236	6.04%	$1,180,873
Commercial real estate loans	5.90%	$910,904	5.68%	$703,839

Interest income from securities:
CMBS-private placement	6.42%	$226,105	5.14%	$215,030
ABS	4.71%	$24,971	6.91%	$27,188
Corporate bonds	8.08%	$2,359	3.46%	$34,342
RMBS	1.41%	$9,239	2.13%	$16,722

Preference payments on structured notes	28.25%	$39,359	17.45%	$41,524
The following tables summarize interest income for the years indicated (in thousands, except percentages):

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
Three Months Ended March 31, 2014
Bank loans	4.36%	$(2,741)	$558	$6,036	$249	$6,843
Commercial real estate loans	5.61%	$(82)	9	13,229	148	13,386
Total interest income from loans			567	19,265	397	20,229
CMBS-private placement	3.76%	$(6,170)	592	3,037	—	3,629
RMBS			—	32	—	32
ABS	1.87%	$(2,174)	177	118	—	295
Corporate bonds	6.96%	$(103)	7	41	—	48
Total interest income from securities			776	3,228	—	4,004
Preference payments on structured notes			—	2,780	—	2,780
Other			—	72	—	72
Total interest income - other			—	2,852	—	2,852
Total interest income			$1,343	$25,345	$397	$27,085
Three Months Ended March 31, 2013
Bank loans	4.33%	$(19,815)	$4,070	$12,810	$964	$17,844
Commercial real estate loans	5.45%	$(119)	9	9,470	489	9,968
Residential Mortgage Loans	—%	$—	—	—	—	—
Total interest income from loans			4,079	22,280	1,453	27,812
CMBS-private placement	3.72%	$(7,567)	606	2,181	—	2,787
RMBS			—	89	—	89
ABS	2.04%	$(2,946)	190	279	—	469
Corporate bonds	3.54%	$425	(7)	304	—	297
Total interest income from securities			789	2,853	—	3,642
Preference payments on structured notes			—	1,812	—	1,812
Other			—	54	—	54
Total interest income - other			—	1,866	—	1,866
Total interest income			$4,868	$26,999	$1,453	$33,320

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2014 as compared to Three Months Ended March 31, 2013
Aggregate interest income decreased $6.2 million (19%) to $27.1 million for the three months ended March 31, 2014, from $33.3 million for the three months ended March 31, 2013. We attribute this decrease to the following:
Interest Income from Loans. Aggregate interest income from loans decreased $7.6 million (27%) to $20.2 million for the three months ended March 31, 2014 from $27.8 million for the three months ended March 31, 2013.
Interest income on bank loans decreased $11.0 million (62%) to $6.8 million for the three months ended March 31, 2014 from $17.8 million for the three months ended March 31, 2013, which principally was the result of the following:

•
a decrease in the weighted average loan balance of $625.6 million to $555.2 million for the three months ended March 31, 2014 from $1.2 billion for the three months ended March 31, 2013, principally due to the liquidation of two of our CLOs, Apidos CLO VIII and Whitney CLO I, in September 2013 and October 2013, respectively. In addition, two of our remaining CLOs (Apidos CLO I and Apidos CLO III) reached the end of their reinvestment periods in prior years and, as a result, any principal collected is used to pay down notes instead of being reinvested in new assets. Since the end of their reinvestment periods in July 2011 and 2012, respectively, Apidos CLO I and Apidos CLO III were paid down a total of $395.6 million par value of loans; and

•
a decrease in the weighted average yield to 4.95% for the three months ended March 31, 2014 as compared to 6.04% for the three months ended March 31, 2013, primarily as a result of the decrease in accretion income from Apidos CLO VIII and Whitney CLO I as a result of their liquidation, as well as a decrease in accretion income from Apidos CDO I and Apidos CDO III resulting from decreasing asset and discount balances.

Interest income on commercial real estate, or CRE, loans increased $3.4 million (34%) to $13.4 million for the three months ended March 31, 2014, as compared to $10.0 million for the three months ended March 31, 2013.  This increase is a result of the following combination of factors:

•
an increase of $207.1 million in the weighted average loan balance to $910.9 million for the three months ended March 31, 2014 from $703.8 million for the three months ended March 31, 2013 as we began to originate new loans financed by our Wells Fargo CRE credit facility, coupled with new equity raised, and by a new CRE securitization in December 2013; and

•
an increase in the weighted average yield to 5.9% during the three months ended March 31, 2014 from 5.68% during the three months ended March 31, 2013 as a result of newly originated real estate loans with higher stated interest rates than our legacy portfolio.

Interest Income from Securities.  Aggregate interest income from securities increased $362,000 (10%) to $4.0 million for the three months ended March 31, 2014 from $3.6 million for the three months ended March 31, 2013.  The increase in interest income from securities resulted principally from the following:
Interest income on CMBS-private placement increased $842,000 (30%) to $3.6 million for the three months ended March 31, 2014 as compared to $2.8 million for the three months ended March 31, 2013.  The increase resulted from the following:

•
an increase in the weighted average balance of assets of $11.1 million during the three months ended March 31, 2014 to $226.1 million from $215.0 million for the three months ended March 31, 2013 primarily as a result of the purchase of assets on our Wells Fargo CMBS facility beginning in February 2011 and purchases using three short-term repurchase agreements as well as proceeds from our common and preferred stock offerings; and

•
an increase in the weighted average yield of assets to 6.42% for the three months ended March 31, 2014 from 5.14% for the three months ended March 31, 2013 primarily as a result of the collection of $730,000 in interest shortfalls on an impaired bond.

Interest income from ABS decreased $174,000 (37%) to $295,000 for the three months ended March 31, 2014 from $469,000 or the three months ended March 31, 2013 as a result of a decrease of the following:

•
a decrease in the weighted average yield during the three months ended March 31, 2014 to 4.71% from 6.91% during the three months ended March 31, 2013 as a result of the paydowns during 2013, which accelerated accretion income recognition; and

•
a $2.2 million decrease in the weighted average loan balance to $25.0 million for the three months ended March 31, 2013, from $27.2 million for the year ended December 31, 2013, as a result of paydowns in 2013 and paydowns and sales in 2014.

(Back to Index)

(Back to Index)

Interest income from corporate bonds decreased $249,000 (84%) to $48,000 for the three months ended March 31, 2014 from $297,000 for the three months ended March 31, 2013 and was the result of our acquisition in October 2012 and in May 2013 of 66.6% and 1.7%, respectively, of the equity in Whitney CLO I which resulted in us consolidating this entity that held some corporate bonds. Whitney CLO I was subsequently liquidated in October 2013.
Interest Income - Other.  Aggregate interest income-other increased $1.0 million (53%) to $2.9 million for the three months ended March 31, 2014 as compared to $1.9 million for the three months ended March 31, 2013. Substantially all of this increase is related to the incremental interest income provided by our newly consolidated CLO, Moselle CLO.
Interest Expense
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Three Months Ended
	March 31,
	2014	2013
Interest expense:
Bank loans	$1,465	$5,628
Commercial real estate loans	3,322	2,057
CMBS-private placement	302	215
Hedging instruments	1,626	1,650
Securitized borrowings	—	879
Convertible senior notes	2,328	—
General	594	736
Total interest expense	$9,637	$11,165

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest expense:
Bank loans	1.1%	$528,076	1.85%	$1,218,662
Commercial real estate loans	2.29%	$573,762	2.05%	$406,755
CMBS-private placement	2.53%	$49,001	1.87%	$43,700
Hedging instruments	5.3%	$122,681	5.23%	$124,902
Securitized borrowings (1)	N/A	N/A	13.84%	$25,268
6% Convertible senior notes (2)	8.10%	$115,000	N/A	N/A
General	4.57%	$51,548	4.55%	$65,148

(1)	Third party equity holders interest is accounted for as interest expense in our statements of income using an imputed interest rate on the underlying subordinated debt.

(2)	Yield on notes includes amortization of discount which is being amortized on a straight-line basis through maturity, on December 1, 2018.

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Other	Total
Three Months Ended March 31, 2014
Bank loans	0.93%	$103	$227	$1,238	$—	$1,465
Commercial real estate loans	1.70%	$1,459	725	2,597	—	3,322
CMBS-private placement	1.31%	$—	12	290	—	302
Hedging	5.07%	$103	—	1,626	—	1,626
Securitized borrowings	—%	$—	—	—	—	—
Convertible senior notes	6.00%	$—	603	1,725		2,328
General	4.19%	$494	49	545		594
Total interest expense			$1,616	$8,021	$—	$9,637

Three Months Ended March 31, 2013
Bank loans	1.35%	$6,439	$663	$4,965	$—	$5,628
Commercial real estate loans	1.36%	$(179)	642	1,415	—	2,057
CMBS-private placement	1.45%	$117	46	169	—	215
Hedging	4.97%	$877	—	1,650	—	1,650
Securitized borrowings	13.02%	$—	—	879	—	879
Convertible Senior Notes	—%	$—	—	—	—	—
General	4.43%	$687	48	688	—	736
Total interest expense			$1,399	$9,766	$—	$11,165
Three Months Ended March 31, 2014 as compared to Three Months Ended March 31, 2013
Aggregate interest expense decreased $1.5 million (14%) to $9.6 million for the three months ended March 31, 2014, from $11.2 million for the three months ended March 31, 2013. We attribute this decrease to the following:
Interest expense on bank loans was $1.5 million for the three months ended March 31, 2014 as compared to $5.6 million for the three months ended March 31, 2013, a decrease of $4.2 million (74%). This decrease resulted from the following:

•
a decrease in the weighted average balance of the related financings of $690.6 million to $528.1 million for the three months ended March 31, 2014 as compared to $1.2 billion for the three months ended March 31, 2013 principally due to the call and liquidation of Apidos CLO VIII and Whitney CLO I in September 2013 and October 2013, respectively, which resulted in the paydown of all outstanding notes. In addition, Apidos CDO I and Apidos CDO III reached the end of their reinvestment periods in prior years. During the year ended December 31, 2013, Apidos CDO I paid down $245.7 million in principal amount of its CDO notes and Apidos CDO III paid down $129.2 million in principal amount of its CDO notes; and

•
a decrease in the weighted average yield to 1.10% for the three months ended March 31, 2014 as compared to 1.85% for the three months ended March 31, 2013 primarily due to a decrease in expense from the prior year related to Apidos CLO VIII and Whitney CLO I which when they were liquidated and to lesser extent as a result of the pay down of notes at Apidos CDO I and Apidos CDO III.

Interest expense on CRE loans was $3.3 million for the three months ended March 31, 2014, as compared to $2.1 million for the three months ended March 31, 2013. an increase of $1.3 million (61%) as a result of the following:

•
The increase of $167.0 million in the weighted average balance of debt of to $573.8 million from $406.8 million for the three months ended March 31, 2013, primarily as a result of the consolidation of CRE Notes 2013, a securitization that closed in December 2013. The increase from the closing of CRE notes 2013 was partially offset by debt amortization of Resource Real Estate Funding CDO 2006-1, or RREF CDO 2006-1, and Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, as they reached the end of their reinvestment periods in prior years. During the year ended 2013 and the three months ended March 31, 2014, the CDOs paid down a total of $160.1 million of notes; and

•
an increase in the weighted average yield to 2.29% for the three months ended March 31, 2014 as compared to 2.05% for the three months ended March 31, 2013 which was due primarily to note paydowns of lower yield debt which increased the weighted average cost of these borrowings.

(Back to Index)

(Back to Index)

Securitized borrowings expense decreased $879,000 to zero for the three months ended March 31, 2014. This interest expense was related to our subordinated investments in Apidos CLO VIII and Whitney CLO I which were called and liquidated in 2013.
Interest expense on convertible senior notes was $2.3 million for the three months ended March 31, 2014. In October 2013, we closed and issued $115.0 million aggregate principal amount of our 6.00% convertible senior notes due 2018. The discount will be amortized on a straight-line basis as additional interest expense through maturity.
Other Revenue
The following table sets forth information relating to our other revenue incurred for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Other revenue:
Rental income	$5,152	$6,174
Dividend income	136	16
Equity in net earnings (losses) of unconsolidated subsidiaries	2,014	(425)
Fee income	2,756	1,410
Net realized gain on investment securities available-for-sale and loans	3,680	391
Net realized and unrealized (loss) gain on investment securities, trading	(1,560)	1,116
Unrealized (loss) gain and net interest income on linked transactions, net	2,305	(259)
Total other revenue	$14,483	$8,423
Three Months Ended March 31, 2014 as compared to Three Months Ended March 31, 2013
Rental income decreased $1.0 million (17%) to $5.2 million for the three months ended March 31, 2014 as compared to $6.2 million for the three months ended March 31, 2013. The decrease is primarily related to the sale of a multi-family apartment building in September 2013.
Equity in net earnings (losses) of unconsolidated subsidiaries increased $2.4 million (574%) to earnings of $2.0 million during the three months ended March 31, 2014 from a loss of $425,000 for the three months ended March 31, 2013. The increase in earnings was related to the following:

•	$834,000 from our investment in CVC Global Credit Opportunities Fund, L.P., which we made investments of $15.0 million beginning in May 2013; and

•	$1.8 million from the sale of two properties in which we owned equity interests.
Fee income increased $1.3 million (95%) to $2.8 million for the three months ended March 31, 2014 from $1.4 million for the three months ended March 31, 2013. This increase in income is primarily due to our October 2013 investment in PCA and the fees related to residential mortgage origination.
Net realized gain on investment securities available-for-sale and loans increased $3.3 million (841%) to $3.7 million for for the three months ended March 31, 2014 from $391,000 for the three months ended March 31, 2013. The increase for the three months ended March 31, 2014 is primarily due to our recent investment in PCA and the gain on the sale of residential mortgage originations and to a lesser extent, the interest rate lock hedges in place on that portfolio.
Net realized and unrealized (loss) gain on investment securities, trading decreased $2.7 million (240%) to a loss of $1.6 million during the three months ended March 31, 2014 as compared to a gain of $1.1 million during the three months ended March 31, 2013 primarily, as a result of pricing decreases, principally on one position which experienced larger than expected losses during the three months ended March 31, 2014.
Realized gain (loss) and net interest income on linked transactions, net, increased $2.6 million (990%) to a gain of $2.3 million for three months ended March 31, 2014 from a loss of $259,000 for the three months ended March 31, 2013 principally as a result of pricing increases related to these positions. The amounts are related to our CMBS securities that are purchased with repurchase agreements with the same counterparty from whom the securities are purchased. These transactions are entered into contemporaneously or in contemplation of each other and are presumed not to meet sale accounting criteria. We account for these transactions on a net basis and record a forward purchase commitment to purchase securities (each, a “linked transaction”) at fair value.

(Back to Index)

(Back to Index)

Operating Expenses
The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Operating expenses:
Management fees − related party	$3,080	$2,978
Equity compensation − related party	1,667	3,591
Rental operating expense	3,396	3,937
General and administrative - Corporate (1)	2,831	3,481
General and administrative - PCA (1)	5,274	—
Depreciation and amortization	836	1,138
Income tax (benefit) expense	16	1,762
Net impairment losses recognized in earnings	—	21
(Benefit) provision for loan losses	(3,960)	1,042
Total operating expenses	$13,140	$17,950

(1)	Total general and administrative expense per the consolidated statements of income was $8.1 million and $3.5 million for the three months ended March 31, 2014 and 2013, respectively.
Three Months Ended March 31, 2014 as compared to Three Months Ended March 31, 2013
Management fees - related party increased $102,000 (3%) to $3.1 million for the three months ended March 31, 2014 as compared to $3.0 million for the three months ended March 31, 2013. This expense represents compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio. The changes are described below:

•
Base management fees increased by $419,000 (17%) to $2.9 million for the three months ended March 31, 2014 as compared to $2.5 million for the three months ended March 31, 2013. This increase was due to increased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $19.3 million of proceeds from the sales of common stock through our Dividend Reinvestment and Stock Purchase Plan, or DRIP, from January 1, 2013 through March 31, 2014 as well as the receipt of $114.5 million from the proceeds of our April 2013 secondary common stock offering. In addition, we issued approximately 196,000 and 2.9 million shares of Series A preferred stock and Series B preferred stock, respectively, from January 1, 2013 through March 31, 2014.

•
Incentive management fees related to our structured finance manager decreased by $301,000 (100%) to zero for the three months ended March 31, 2014. The decrease in fees is primarily related to the decrease in the pricing on these assets for the three months ended March 31, 2014.

Equity compensation - related party decreased $1.9 million (54%) to $1.7 million for the three months ended March 31, 2014 as compared to $3.6 million for the three months ended March 31, 2013. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager as well as to employees of our recently acquired residential mortgage company subsidiary. The decrease in expense was primarily the result of vestings during the three months ended March 31, 2014 as well as the decrease in our stock price and its impact on our quarterly remeasurement of the value of unvested stock of non-employees.
Rental operating expense decreased $541,000 (14%) to $3.4 million for the three months ended March 31, 2014 as compared to $3.9 million for the three months ended March 31, 2013 and is primarily related to the sale of a multi-family apartment building in September 2013.

(Back to Index)

(Back to Index)

General and administrative expense - Corporate decreased $650,000 (19%) to $2.8 million for the three months ended March 31, 2014 as compared to $3.5 million million for the three months ended March 31, 2013. The decrease is primarily the result of the following:

•	a decrease of $278,000 related to legal expenses due to the timing of when certain work was performed; and

•	a decrease of $244,000 in collateral management fees as a result of the call and liquidation of Apidos CDO VIII in October 2013.
General and administrative expense - PCA was $5.3 million and is entirely related to the acquisition of PCA, a residential mortgage and servicing origination business in October 2013.
Depreciation and amortization decreased $302,000 (27%) to $836,000 for the three months ended March 31, 2014 from $1.1 million three months ended March 31, 2013. The decrease is the result of the sale of a multi-family property in September 2013 and to a lesser extent, the classification of a hotel property to held-for-sale as of January 31, 2014 and the ceasing of depreciation of the asset at that time.
Income tax expense decreased $1.7 million (99%) to $16,000 for the three months ended March 31, 2014 as compared to $1.8 million for the three months ended March 31, 2013 primarily due to the tax benefit from the loss generated on consolidation of Life Care Funding, LLC, or LCF, as a result of us obtaining a controlling interest during the three months ended March 31, 2014.
Our provision for loan losses decreased $5.0 million (480%) to a benefit of $4.0 million for the three months ended March 31, 2014, as compared to a provision of $1.0 million for the three months ended March 31, 2013. The following table summarizes the information relating our loan losses for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013
CRE loan portfolio	$(4,572)	$1,261
Bank loan portfolio	612	(219)
Total provision for loan losses	$(3,960)	$1,042
CRE Loan Portfolio Provision
The principal reason for the decrease during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was the reversal of $4.5 million of reserves on a mezzanine loan position, which we expect to recover in full.
Bank Loan Portfolio Provision
The bank loan provision increased by $831,000 for the three months ended March 31, 2014 to a provision $612,000 as compared to a benefit of $219,000 for the three months ended March 31, 2013. The principal reason for the increase was due to an increase for positions sold at a a loss for credit reasons for the three months ended March 31, 2014.
Other Expense
The following table sets forth information relating to our other revenue (expense) incurred for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Other Revenue (Expense)
Other expense	$(1,262)	$—
Loss on the extinguishment of debt	(69)	—
Total other expenses	$(1,331)	$—
Three Months Ended March 31, 2014 as compared to Three Months Ended March 31, 2013
Other expense of $1.3 million during the three months ended March 31, 2014 is related to the revaluation of our equity position in life settlement contracts.

(Back to Index)

(Back to Index)

Financial Condition
Summary.
Our total assets were $2.3 billion at March 31, 2014 and $2.2 billion at December 31, 2013.  The increase in total assets was principally due to the increase in CRE and CMBS investments as well as the acquisition of a controlling interest in a CLO, which resulted in consolidation of its bank loans and ABS.
Investment Portfolio.
The table below summarizes the amortized cost and net carrying amount of our investment portfolio as of March 31, 2014 and December 31, 2013, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount (in thousands, except percentages):

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
March 31, 2014
Floating rate
RMBS	$1,909	20.68%	$438	4.74%	$(1,471)	(15.93)%
CMBS-private placement	27,138	91.99%	15,508	52.57%	(11,630)	(39.42)%
Structured notes, trading	8,057	34.49%	9,549	40.88%	1,492	6.39%
Structured notes - available-for-sale	12,841	100.00%	12,841	100.00%	—	—%
Mezzanine loans (1)	12,467	99.06%	12,365	98.25%	(102)	(0.81)%
Whole loans (1)	833,853	99.56%	828,664	98.94%	(5,189)	(0.62)%
Bank loans (2)	687,154	99.56%	686,413	99.45%	(741)	(0.11)%
Loans held for sale (3)	272	22.08%	272	22.08%	—	—%
ABS Securities	35,648	94.25%	36,839	97.40%	1,191	3.51%
Corporate bonds	2,603	96.23%	2,580	95.38%	(23)	(0.85)%
Total floating rate	1,621,942	97.88%	1,605,469	96.89%	(16,473)	(0.99)%
Fixed rate
CMBS-private placement	159,565	80.24%	165,783	83.36%	6,218	3.12%
CMBS-linked transactions	38,214	105.59%	34,829	96.24%	(3,385)	(9.40)%
B notes (1)	16,168	99.54%	16,036	98.73%	(132)	(0.81)%
Mezzanine loans (1)	51,832	100.05%	51,410	99.24%	(422)	(0.81)%
Residential mortgage loans	1,843	100.00%	1,843	100.00%	—	—%
Loans held for sale (3)	15,117	100.00%	15,117	100.00%	—	—%
Loans receivable-related party	6,498	100.00%	6,498	100.00%	—	—%
Total fixed rate	289,237	88.57%	291,516	89.27%	2,279	0.70%
Other (non-interest bearing)
Investment in real estate	19,971	100.00%	19,971	100.00%	—	—%
Property available-for-sale	35,256	100.00%	35,256	100.00%	—	—%
Investment in unconsolidated entities	62,053	100.00%	62,053	100.00%	—	—%
Total other	117,280	100.00%	117,280	100.00%	—	—%
Grand total	$2,028,459	96.55%	$2,014,265	95.88%	$(14,194)	(0.68)%

(Back to Index)

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price
December 31, 2013
Floating rate
RMBS	$1,919	20.76%	$451	4.88%	$(1,468)	(15.88)%
CMBS-private placement	27,138	92.39%	16,496	56.16%	(10,642)	(36.23)%
Structured notes, trading	8,057	34.49%	11,107	47.55%	3,050	13.06%
Mezzanine loans (1)	12,455	98.97%	12,455	98.97%	—	—%
Whole loans (1)	745,789	99.56%	736,106	98.27%	(9,683)	(1.29)%
Bank loans (2)	555,173	99.28%	551,782	98.67%	(3,391)	(0.61)%
Loans held for sale (3)	6,850	94.82%	6,850	94.82%	—	—%
ABS Securities	25,406	91.39%	26,656	95.88%	1,250	4.50%
Corporate bonds	2,517	29.32%	2,463	28.69%	(54)	(0.63)%
Total floating rate	1,385,304	96.71%	1,364,366	95.25%	(20,938)	(1.46)%
Fixed rate
CMBS-private placement	158,040	77.87%	164,222	80.91%	6,182	3.04%
CMBS-linked transactions	35,736	106.07%	30,066	89.24%	(5,670)	(16.83)%
B notes (1)	16,205	99.49%	16,031	98.42%	(174)	(1.07)%
Mezzanine loans (1)	51,862	100.06%	51,303	98.98%	(559)	(1.08)%
Residential mortgage loans	1,849	66.27%	1,849	66.27%	—	—%
Loans held for sale (3)	15,066	100.00%	15,066	100.00%	—	—%
Loans receivable-related party	6,966	100.00%	6,966	100.00%	—	—%
Total fixed rate	285,724	86.69%	285,503	86.62%	(221)	(0.07)%
Other (non-interest bearing)
Investment in real estate	29,778	100.00%	29,778	100.00%	—	—%
Property available-for-sale	25,346	100.00%	25,346	100.00%	—	—%
Investment in unconsolidated entities	74,438	100.00%	74,438	100.00%	—	—%
Total other	129,562	100.00%	129,562	100.00%	—	—%
Grand total	$1,800,590	95.19%	$1,779,431	94.07%	$(21,159)	(1.12)%

(1)
Net carrying amount includes allowance for loan losses of $5.8 million at March 31, 2014, allocated as follows: B notes $132,000, mezzanine loans $524,000 and whole loans $5.2 million. Net carrying amount includes allowance for loan losses of $10.4 million at December 31, 2013, allocated as follows: B notes $174,000, mezzanine loans $559,000 and whole loans $9.7 million.

(2)	Net carrying amount includes allowance for loan losses of $741,000 and $3.4 million at March 31, 2014 and December 31, 2013, respectively.

(3)	Loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.
Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS-private placement portfolio at a net discount.  At March 31, 2014 and December 31, 2013, the remaining discount to be accreted into income over the remaining lives of the securities was $6.5 million and $7.2 million, respectively. At March 31, 2014 and December 31, 2013, the remaining premium to be amortized into income over the remaining lives of the securities was $377,000 and $645,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.
During the three months ended March 31, 2014 and 2013, we recognized zero and $21,000 other-than-temporary impairment losses on positions that supported our CMBS investments. Securities classified as available-for-sale have increased on a net basis as of March 31, 2014 as compared to December 31, 2013 primarily due to new assets acquired through the consolidation of Moselle CLO. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS-private placement at fair value (in thousands, except percentages):

	Fair Value at					Fair Value at
	December 31, 2013	Net Purchases	Upgrades/Downgrades	Paydowns	MTM Change Same Ratings	March 31, 2014
Moody's Ratings Category:
Aaa	$49,837	$2,350	$(3,117)	$(7,156)	$(5,579)	$36,335
Aa1 through Aa3	5,356	—	—		103	5,459
A1 through A3	14,611	—	—		(400)	14,211
Baa1 through Baa3	38,711	—	—		239	38,950
Ba1 through Ba3	13,738	8,645	—		559	22,942
B1 through B3	13,381	—	3,115		617	17,113
Caa1 through Caa3	14,744	—	(4,118)		(45)	10,581
Ca through C	8,614	—	1,003	(213)	(1,193)	8,211
Non-Rated	21,726	6,340	3,117		(3,694)	27,489
Total	$180,718	$17,335	$—	$(7,369)	$(9,393)	$181,291

S&P Ratings Category:
AAA	$53,239	$631	$—	$(7,156)	$(9,241)	$37,473
A+ through A-	7,999	—	—	—	(32)	7,967
BBB+ through BBB-	14,303	—	1,687	—	67	16,057
BB+ through BB-	32,795	9,958	(1,687)	—	(345)	40,721
B+ through B-	33,162	—	—	—	1,023	34,185
CCC+ through CCC-	12,176	4,602	(1,003)	—	191	15,966
D	1,980	—	1,003	(213)	(1,203)	1,567
Non-Rated	25,064	2,144	—	—	147	27,355
Total	$180,718	$17,335	$—	$(7,369)	$(9,393)	$181,291
Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2014
Structured notes, trading	$8,057	$3,082	$(1,590)	$9,549
RMBS	1,909	—	(1,471)	438
Total	$9,966	$3,082	$(3,061)	$9,987

December 31, 2013
Structured notes, trading	$8,057	$4,050	$(1,000)	$11,107
RMBS	1,919	—	(1,468)	451
Total	$9,976	$4,050	$(2,468)	$11,558
We did not purchase or sell securities during the three months ended March 31, 2014. We held eight investment securities, trading as of both March 31, 2014 and December 31, 2013.

(Back to Index)

(Back to Index)

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
March 31, 2014
Whole loans, floating rate (1) (4) (5)	55	$833,853	LIBOR plus 2.13% to LIBOR plus 12.14%	April 2014 to February 2019
B notes, fixed rate	1	16,168	8.68%	April 2016
Mezzanine loans, floating rate	1	12,467	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (7)	3	51,832	0.50% to 18.71%	September 2014 to September 2021
Total (2)	60	$914,320

December 31, 2013
Whole loans, floating rate (1) (4) (6)	51	$745,789	LIBOR plus 2.68% to LIBOR plus 12.14%	March 2014 to February 2019
B notes, fixed rate	1	16,205	8.68%	April 2016
Mezzanine loans, floating rate	1	12,455	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (7)	3	51,862	0.50% to 18.72%	September 2014 to September 2019
Total (2)	56	$826,311

(1)
Whole loans had $23.1 million and $13.7 million in unfunded loan commitments as of March 31, 2014 and December 31, 2013, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $5.8 million and $10.4 million as of March 31, 2014 and December 31, 2013, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	As of March 31, 2014, floating rate whole loans includes $783,000 and $12.6 million of mezzanine components of two whole loans, which have a fixed rate of 15.0% and 12.0%, respectively.

(5)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that had a fixed rate of 10.0% as of March 31, 2014.

(6)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

Bank Loans.  At March 31, 2014, our consolidated securitizations, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, and Moselle CLO, as well as Resource TRS and RCC Commercial, held a total of $688.2 million of bank loans at fair value.  The bank loans held by these entities secure the CDO notes they issued and are not available to satisfy the claims of our creditors.  The aggregate fair value of bank loans held increased by $125.2 million over the fair value at December 31, 2013. This increase was primarily due to the acquisition through consolidation of Moselle CLO during the three months ended March 31, 2014.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments (in thousands):

	March 31, 2014		December 31, 2013
	Amortized cost	Fair Value (1)	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$15,444	$15,485	$10,885	$10,936
Ba1 through Ba3	302,103	302,005	263,589	265,945
B1 through B3	243,915	244,373	216,995	217,517
Caa1 through Caa3	40,584	40,959	24,224	22,702
Ca	74	2	667	332
No rating provided	85,306	85,332	45,663	45,527
Total	$687,426	$688,156	$562,023	$562,959

S&P ratings category:
BBB+ through BBB-	$58,428	$58,682	$46,201	$46,562
BB+ through BB-	259,272	257,086	224,246	224,442
B+ through B-	253,696	256,040	228,707	231,135
CCC+ through CCC-	31,568	31,901	15,059	14,838
CC+ through CC-	—	—	—	—
C+ through C-	—	—	—	—
D	—		2,251	723
No rating provided	84,462	84,447	45,559	45,259
Total	$687,426	$688,156	$562,023	$562,959

Weighted average rating factor	1,841		1,901

(1)     The bank loan portfolio's fair value is determined using dealer quotes.

(Back to Index)

(Back to Index)

The following table provides information as to the lien position and status of our bank loans, which we consolidate (in thousands):

	Amortized Cost
	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	Resource TRS LLC	RCC Commercial	Moselle	Total
March 31, 2014
Loans held for investment:
First lien loans	$67,604	$110,090	$278,665	$—	$6,666	$27,445	$143,240	$633,710
Second lien loans	—	2,487	1,138	—	19,712	14,270	6,764	44,371
Third lien loans	3,024	—	4,485	—	—	—	—	7,509
Defaulted first lien loans	674	675	214	—	—	—	—	1,563
Defaulted second lien loans	—	—	—	—	—	—	—	—
Total	71,302	113,252	284,502	—	26,378	41,715	150,004	687,153
First lien loans held for sale at fair value	98	175	—	—	—	—	—	273
Total	$71,400	$113,427	$284,502	$—	$26,378	$41,715	$150,004	$687,426

December 31, 2013
Loans held for investment:
First lien loans	$79,483	$126,890	$296,368	$72	$21,724	$10,250	$—	$534,787
Second lien loans	—	—	1,139	—	7,805	—	—	8,944
Third lien loans	3,020	2,475	2,463	—	—	—	—	7,958
Defaulted first lien loans	1,206	1,124	486	—	—	—	—	2,816
Defaulted second lien loans	334	334	—	—	—	—	—	668
Total	84,043	130,823	300,456	72	29,529	10,250	—	555,173
First lien loans held for sale at fair value	537	651	1,189	—	4,473	—	—	6,850
Total	$84,580	$131,474	$301,645	$72	$34,002	$10,250	$—	$562,023
Asset-backed securities.  In November 2011, the investment securities held-to-maturity portfolio was reclassified to investment securities available-for-sale since management no longer intended to hold these positions until maturity.  These investments are now held at fair value with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet.  At March 31, 2014, we held a total of $36.8 million of ABS at fair value through Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Moselle, all of which secure the debt issued by these entities.  At December 31, 2013, we held a total of $26.7 million of ABS at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  The increase in total ABS was due to the acquisition and consolidation of Moselle CLO that occurred during the three months ended March 31, 2014.

(Back to Index)

(Back to Index)

The following table summarizes our ABS at fair value (in thousands):

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$9,424	$10,344	$4,650	$5,058
Aa1 through Aa3	4,640	4,920	8,097	7,469
A1 through A3	2,524	2,843	1,263	3,801
Baa1 through Baa3	6,366	6,368	2,737	2,736
Ba1 through Ba3	12,694	12,364	8,021	6,981
B1 through B3	—	—	638	611
Total	$35,648	$36,839	$25,406	$26,656

S&P ratings category:
AA	$73	$73	$—	$—
AA+ through AA-	12,651	13,729	8,030	7,259
A+ through A-	4,476	4,822	5,107	8,094
BBB+ through BBB-	8,466	8,466	—	—
BB+ through BB-	8,361	8,079	4,868	4,019
B+ through B-	737	690	1,577	1,578
No rating provided	884	980	5,824	5,706
Total	$35,648	$36,839	$25,406	$26,656

Weighted average rating factor	524		416
Corporate bonds. At March 31, 2014, our consolidated securitization, Apidos Cinco CDO, held a total of $2.6 million of corporate bonds at fair value, which secure the debt issued by this entity.  These investments are held at fair value with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet. The aggregate fair value of corporate bonds held increased by $117,000 over those held at December 31, 2013. The increase was primarily due to a purchase, partially offset by a sale, during the three months ended March 31, 2014.
The following table summarizes our corporate bonds at fair value (in thousands):

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
B1 through B3	$713	$721	$—	$—
Caa1 through Caa3	952	968	1,582	1,598
No rating provided	938	891	935	865
Total	$2,603	$2,580	$2,517	$2,463

S&P ratings category:
B+ through B-	$869	$873	$869	$873
CCC+ through CCC-	1,734	1,707	1,648	1,590
No rating provided	—	—	—	—
Total	$2,603	$2,580	$2,517	$2,463
Weighted average rating factor	4,770		6,500

(Back to Index)

(Back to Index)

Investment in Unconsolidated Entities.  The following table shows our investments in unconsolidated entities as of March 31, 2014 and December 31, 2013 and equity in net earnings (losses) of unconsolidated subsidiaries for the three months ended March 31, 2014 and 2013 (in thousands):

		Balance as of	Balance as of	For the three months ended	For the three months ended
	Ownership %	March 31, 2014	December 31, 2013	March 31, 2014	March 31, 2013
Varde Investment Partners, L.P	7.5%	$673	$674	$(1)	$24
RRE VIP Borrower, LLC	3% to 5%	—	—	866	(113)
Investment in LCC Preferred Stock	27.5%	40,421	41,016	(594)	(336)
Investment in RCT I and II (1)	3%	1,548	1,548	(589)	(593)
Investment in Preferred Equity (2)	various	2,400	8,124	1,228	239
Investment in CVC Global Opps Fund	34.4%	17,011	16,177	834	—
Investment in Life Care Funding (3)	30%	—	1.530	(75)	—
Total		$62,053	$69,069	$1,669	$(779)

(1)	For the three months ended March 31, 2014 and 2013, these amounts are recorded in interest expense on our consolidated statements of income.

(2)	For the three months ended March 31, 2014 and 2013, these amounts are recorded in interest income on loans on our consolidated statements of income.

(3)
During the three months ended March 31, 2014, we recorded equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statements of income for two months before LCF was consolidated.

In May, June and July 2013, we invested $15.0 million in CVC Global Credit Opportunities Fund, L.P., or the Partnership, a Delaware limited partnership which generally invests in assets through a master-feeder fund structure, or the Master Fund. The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the Partnership and the Master Fund is CVC Credit Partners, LLC. CVC Capital Partners SICAV-FIS, S.A., a Luxembourg company, together with its affiliates, and Resource America, own a majority and a significant minority, respectively, of the investment manager. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. Our management fee was waived upon entering the agreement given that we are a related party of CVC Credit Partners, LLC.
In January 2013, Long Term Care Conversion, Inc. ("LTCC ") invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. We began consolidating LCF during the three months ended March 31, 2013.
On June 19, 2012, we entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  We purchased a 7.5% equity interest in the venture. RREM, was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to1% of outstanding contributions. For the three months ended March 31, 2014 and 2013, we paid RREM management fees of $0 and $16,000, respectively. All of the condominiums were sold as of December 31, 2013.
On November 16, 2011, we, together with LEAF Financial Inc. and LEAF Commercial Capital, Inc. entered into a stock purchase agreement and related agreements, or collectively the SPA, with Eos.  Our resulting interest is accounted for under the equity method.
On December 1, 2009, we purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds an interest in a real estate joint venture) from Resource America at book value. RREM, an affiliate of Resource America, acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the three months ended March 31, 2014 and 2013, we paid RREM management fees of $5,000 and $8,000, respectively.
We have a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, Resource Capital Trust I, or RCT I, and RCC Trust II, or RCT II.  We record our investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three months ended March 31, 2014 and 2013, we recognized $589,000 and $593,000, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $49,000 and $47,000, respectively, of amortization of deferred debt issuance costs.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of March 31, 2014
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$13,807
Provision for loan loss	(4,572)	612	—	—	(3,960)
Loans charged-off	—	(3,262)	—	—	(3,262)
Allowance for losses at March 31, 2014	$5,844	$741	$—	$—	$6,585
Ending balance:
Individually evaluated for impairment	$—	$441	$—	$—	$441
Collectively evaluated for impairment	$5,844	$300	$—	$—	$6,144
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$196,883	$1,566	$—	$6,498	$204,947
Collectively evaluated for impairment	$717,437	$685,248	$16,960	$—	$1,419,645
Loans acquired with deteriorated credit quality	$—	$612	$—	$—	$612

As of December 31, 2013
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$—	$17,691
Provision for loan loss	2,686	334	—	—	3,020
Loans charged-off	(256)	(6,648)	—	—	(6,904)
Allowance for losses at December 31, 2013	$10,416	$3,391	$—	$—	$13,807
Ending balance:
Individually evaluated for impairment	$4,572	$2,621	$—	$—	$7,193
Collectively evaluated for impairment	$5,844	$770	$—	$—	$6,614
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$194,403	$3,554	$—	$6,966	$204,923
Collectively evaluated for impairment	$631,908	$558,469	$16,915	$—	$1,207,292
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2014
Bank loans	$618,896	$47,742	$17,340	$998	$2,178	$272	$687,426

As of December 31, 2013
Bank loans	$488,004	$42,476	$18,806	$2,333	$3,554	$6,850	$562,023

(Back to Index)

(Back to Index)

All of our bank loans were performing with the exception of one loan with an amortized cost of $1.6 million as of March 31, 2014. During the three months ended March 31, 2014, due to the consolidation of Moselle CLO, we acquired five loans with deteriorated credit quality with an amortized cost of $612,000. As of December 31, 2013, all of our bank loans were performing with the exception of three loans with an amortized cost of $3.6 million, one of which defaulted as of 2012, one of which defaulted as of March 31, 2013 and one of which defaulted as of June 30, 2013.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of March 31 2014
Whole loans	$768,243	$32,500	$33,110	$—	$—	$833,853
B notes	16,168	—	—	—	—	16,168
Mezzanine loans	51,832	12,467	—	—	—	64,299
	$836,243	$44,967	$33,110	$—	$—	$914,320

As of December 31, 2013
Whole loans	$680,718	$32,500	$32,571	$—	$—	$745,789
B notes	16,205	—	—	—	—	16,205
Mezzanine loans	51,862	12,455	—	—	—	64,317
	$748,785	$44,955	$32,571	$—	$—	$826,311
All of our commercial real estate loans were performing as of March 31, 2014 and December 31, 2013.
Residential Mortgage Loans
Residential mortgage loans are reviewed periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing underlying conditions. We also record loans that are sold after the period end as being held for sale at the lower of their fair market value or cost.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis for the years indicated by their cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
March 31, 2014
Whole loans	$—	$—	$—	$—	$833,853	$833,853	$—
B notes	—	—	—	—	16,168	16,168	—
Mezzanine loans	—	—	—	—	64,299	64,299	—
Bank loans	—	—	612	612	686,814	687,426	—
Residential mortgage loans	258	—	—	258	16,702	16,960	—
Loans receivable- related party	—	—	—	—	6,498	6,498	—
Total loans	$258	$—	$612	$870	$1,624,334	$1,625,204	$—

December 31, 2013
Whole loans	$—	$—	$—	$—	$745,789	$745,789	$—
B notes	—	—	—	—	16,205	16,205	—
Mezzanine loans	—	—	—	—	64,317	64,317	—
Bank loans	—	—	3,554	3,554	558,469	562,023	—
Residential mortgage loans	234	91	268	593	16,322	16,915	—
Loans receivable- related party	—	—	—	—	6,966	6,966	—
Total loans	$234	$91	$3,822	$4,147	$1,408,068	$1,412,215	$—

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2014
Loans without a specific valuation allowance:
Whole loans	$158,811	$158,811	$—	$156,694	$12,103
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,916
Bank loans	$612	$612	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$5,372	$5,372	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,566	$1,566	$(441)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$158,811	$158,811	$—	$156,694	$12,103
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,916
Bank loans	2,178	2,178	(441)	—	—
Residential mortgage loans	—	—	—	—	—
Loans receivable - related party	5,372	5,372	—	—	—
	$204,433	$204,433	$(441)	$194,766	$14,019

December 31, 2013
Loans without a specific valuation allowance:
Whole loans	$130,759	$130,759	$—	$123,495	$8,439
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,615
Bank loans	$—	$—	$—	$—	$—
Residential mortgage loans	$315	$268	$—	$—	$—
Loans receivable - related party	$5,733	$5,733	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,572	$25,572	$(4,572)	$24,748	$1,622
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,554	$3,554	$(2,621)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$156,331	$156,331	$(4,572)	$148,243	$10,061
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,615
Bank loans	3,554	3,554	(2,621)	—	—
Residential mortgage loans	315	268	—	—	—
Loans receivable - related party	5,733	5,733	—	—	—
	$204,005	$203,958	$(7,193)	$186,315	$11,676

(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
We had no troubled debt restructurings during the three months ended March 31, 2014.
The following table shows the troubled debt restructurings in our loan portfolio during the three months ended March 31, 2013 (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Whole loans	6	$153,958	$136,672
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	1	7,797	7,797
Total loans	8	$199,827	$182,541
As of March 31, 2014 and December 31, 2013, there were no troubled-debt restructurings that subsequently defaulted.
Investments in Real Estate
The table below summarizes our investments in real estate (in thousands, except number of properties):

	As of March 31, 2014		As of December 31, 2013
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$22,109	1	$22,107	1
Office property	—	—	10,273	1
Subtotal	22,109		32,380
Less: Accumulated depreciation	(2,138)		(2,602)
Investments in real estate	$19,971		$29,778
During the three months ended March 31, 2014, we made no acquisitions. We had two assets classified as property available-for-sale on the consolidated balance sheets at March 31, 2014. We confirmed the intent and ability to sell our office property in its present condition during the three months ended March 31, 2014. This property qualified for held for sale accounting treatment upon meeting all applicable criteria on or prior to March 31, 2014, at which time depreciation and amortization were ceased. As such, the assets associated with this property, with a carrying value of $9.6 million, are separately classified and included in property available-for-sale on our consolidated balance sheets at March 31, 2014. However, the anticipated sale of this property did not qualify for discontinued operations and, therefore, the operations for all periods presented continue to be classified within continuing operations on our consolidated statements of income. We expect the sale to close in the next 12 months. The gain from the sale of this property will be recorded in gain on sale of real estate on our consolidated statements of income. Pre-tax earnings recorded on this property for the three months ended March 31, 2014 and 2013 were losses of $16,000 and $77,000, respectively. Our hotel property, which was classified as available-for-sale at March 31, 2014 and December 31, 2013, sold during the second quarter of 2014.
During the year ended December 31, 2013, we made no acquisitions and sold one of our multi-family properties for a gain of $16.6 million, which was recorded in gain on sale of real estate on the consolidated statements of income. We also confirmed the intent and ability to sell one of our other investments in real estate. This asset has been reclassified to property available-for-sale on the consolidated balance sheets at December 31, 2013.
Restricted Cash
At March 31, 2014, we had restricted cash of $116.0 million, which consisted of $113.4 million of restricted cash held by our eight securitizations, $500,000 held in a margin account related to our swap portfolio, $890,000 held in restricted accounts at our investment properties and $1.2 million held primarily in a pledged account at our subsidiary, PCA.  At December 31, 2013, we had restricted cash of $63.3 million, which consisted of $61.4 million of restricted cash on our eight securitizations, $771,000 held in a margin account related to our swap portfolio, $847,000 held in restricted accounts at our investment properties and $318,000 held primarily in a pledged account at our subsidiary, PCA.  The increase of $52.7 million is primarily related to new loan settlements in our CDOs, which were a result of the use of restricted cash available for reinvestment prior to the expiration of the reinvestment period.

(Back to Index)

(Back to Index)

Interest Receivable
At March 31, 2014, we had interest receivable of $10.5 million, which consisted of $10.5 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  At December 31, 2013, we had interest receivable of $9.0 million, which consisted of $9.0 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  The increase resulted from an increase in interest receivable on mezzanine loans of $940,000 and a increase in interest receivable on structured notes of $747,000, partially offset by a decrease in interest receivables on CMBS of $44,000, and a decrease of $183,000 in interest receivable on bank loans.
Prepaid Expenses
The following table summarizes our prepaid expenses as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Prepaid taxes	$2,589	$2,004
Prepaid insurance	892	281
Other prepaid expenses	674	586
Total	$4,155	$2,871
Prepaid expenses increased $1.3 million to $4.2 million as of March 31, 2014 from $2.9 million as of December 31, 2013. The increase resulted primarily from an increase of $611,000 in prepaid insurance and an increase of $585,000 in prepaid taxes as a result of when these expenses are due and paid.
Other Assets
The following table summarizes our other assets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Management fees receivable	$1,315	$970
Other receivables	1,034	858
Preferred stock proceeds receivable	572	207
Fixed assets - non-real estate	1,351	1,069
Investment in life settlement contracts	1,654	1,107
Other assets	7,533	6,515
Total	$13,459	$10,726
Other assets increased $2.7 million to $13.5 million as of March 31, 2014 from $10.7 million as of December 31, 2013.  This increase resulted from an increase of $1.0 million in other assets from our acquisition of PCA and $547,000 in life settlement contracts due to our investment in LCF.

(Back to Index)

(Back to Index)

Hedging Instruments
Our hedges at March 31, 2014 and December 31, 2013 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  With interest rates at historically low levels and the forward curve projecting steadily increasing rates as well as the scheduled maturity of two hedges and continued amortization of our swaps during 2014, we expect that the fair value of our hedges will modestly improve in 2014.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at March 31, 2014 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	$29,474	4.13%	01/10/08	05/25/16	$(1,504)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(161)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(266)
Interest rate swap	1 month LIBOR	79,158	5.58%	06/26/07	04/25/17	(7,174)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(184)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(411)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(407)
Total CRE Swaps		121,792				(10,107)

CMBS Swaps
Interest rate swap	1 month LIBOR	2,235	1.93%	02/14/2011	05/01/2015	(41)
Interest rate swap	1 month LIBOR	388	1.30%	07/19/2011	03/18/2016	(6)
Interest rate swap	1 month LIBOR	1,696	1.95%	04/11/2011	03/18/2016	(45)
Total CMBS Swaps		4,319				(92)

Total Interest Rate Swaps		$126,111	5.11%			$(10,199)
Repurchase and Credit Facilities
Borrowings under the repurchase agreements were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to the our borrowings at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014				December 31, 2013
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$36,819	$44,386	48	1.37%	$47,601	$56,949	44	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	96,140	148,312	7	2.62%	30,003	48,186	3	2.67%
Deutsche Bank AG (3)	3,586	5,583	1	3.03%	(300)	—	—	—%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	9,205	13,246	4	1.40%	—	—	—	—%

Residential Mortgage Financing Agreements
New Century Bank	10,275	11,145	72	4.19%	11,916	13,089	74	4.17%
ViewPoint Bank, NA	4,411	5,584	25	4.46%	2,711	3,398	17	4.58%
Totals	$160,436	$228,256			$91,931	$121,622

(1)	The Wells Fargo CMBS term facility borrowing includes zero and $12,000, of deferred debt issuance costs as of March 31, 2014 and December 31, 2013, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $577,000 and $732,000 of deferred debt issuance costs as of March 31, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

(3)	The Deutsche Bank term repurchase facility includes $166,000 and $300,000 of deferred debt issuance costs as of March 31, 2014 and December 31, 2013, respectively.
The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on our consolidated balance sheets.

	March 31, 2014				December 31, 2013
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$6,156	$7,994	7	1.64%	$6,506	$8,345	7	1.65%

CRE Term Repurchase Facilities
Wells Fargo Bank	—	—	—	—%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	12,006	18,342	4	0.83%	17,020	24,814	4	0.99%
Wells Fargo Securities, LLC	19,621	27,982	8	1.19%	21,969	30,803	9	1.19%
Deutsche Bank Securities, LLC	33,883	51,840	14	1.41%	18,599	29,861	9	1.43%

Totals	$71,666	$106,158			$64,094	$93,823
CMBS – Term Repurchase Facility
In February 2011, our wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreements with Wells Fargo to be used as a warehouse facility to finance the purchase of highly-rated CMBS.  The maximum amount of the facility is $100.0 million with a 0.25% structuring fee and an initial two year term that has been extended through January 31, 2015 and an interest rate equal to one-month LIBOR plus 1.00%. We guaranteed RCC Real Estate’s and RCC Commercial’s performance of its obligations under the repurchase agreement.
CRE – Term Repurchase Facilities
On February 27, 2012, RCC Real Estate entered into a master repurchase and securities agreement with Wells Fargo to finance the origination of commercial real estate loans.  The facility has a maximum amount of $250.0 million with a maturity of February 27, 2015. We also have two one-year extension options at our discretion. We paid an origination fee of 37.5 basis points (0.375%).  We guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.
On July 19, 2013, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 5 LLC, entered into a master repurchase and securities agreement with Deutsche Bank AG, Cayman Islands Branch to finance the origination of commercial real estate loans. The facility has a maximum amount of $200.0 million and an initial 12 month term, ending on July 19, 2014, with two one-year extensions at our option and subject further to our right to repurchase the assets held in the facility earlier. We paid a structuring fee of 0.25% of the maximum facility amount, as well as other closing costs. We guaranteed RCC Real Estate SPE 5's performance of its obligations under the facility. There were outstanding borrowings of $9.2 million and zero under this facility as of March 31, 2014 and December 31, 2013, respectively.
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
Residential Mortgage Financing Agreements
On February 17, 2011, PCA entered into a master repurchase agreement with New Century Bank d/b/a Customer's Bank to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $30.0 million with a termination date of July 2, 2014. At March 31, 2014, PCA had borrowed $10.3 million under this facility. The facility bears interest at one month LIBOR plus 3.50%.
PCA has a loan participation agreement with ViewPoint Bank, NA to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $15.0 million and a termination date of December 30, 2014, which was amended from the original terms over the course of five amendments. At March 31, 2014, PCA had borrowed $4.4 million. The facility bears interest at one month LIBOR with a 4.00% floor.
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
Securitizations
As of March 31, 2014, we had executed seven and retained equity in six securitizations as follows:

•
In February 2014, we acquired the rights to manage the assets held by Moselle CLO S.A. We purchased 100% of the Class 1 Subordinated notes and 67.9% of the Class 2 Subordinated notes. All of the notes issued mature on January 6, 2020. We have the right to call the notes anytime after January 6, 2010 until maturity. The weighted average interest rate on all notes was 0.95% at March 31, 2014. The reinvestment period for Moselle CLO S.A. ended in January 2012.

•
In December 2013, we closed RCC CRE Notes 2013, a $307.8 million CRE securitization transaction that provided financing for transitional CRE loans.  The investments held by RCC CRE Notes 2013 collateralized $260.8 million of senior notes issued by the securitization, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the Class D senior notes, Class E senior notes, and Class F senior notes for $30.0 million at closing.  In addition, RCC CRE Notes 2013 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $16.9 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2014, the notes issued to outside investors, had a weighted average borrowing rate of 2.02%. There is no reinvestment period for RCC CRE Notes 2013, which will result in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2014, none of the notes have been paid down.

(Back to Index)

(Back to Index)

•
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008, an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, $250,000 of the Class J senior notes in January 2010, $5.0 million of the Class A-2 senior notes in August 2011, $5.0 million of the Class A-2 senior notes in September 2011 and $50.0 million of the A1-R notes in June 2012.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares. At March 31, 2014, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 0.91%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected.  As of March 31, 2014, $93.6 million of Class A-1 notes have been paid down and $50.0 million of the Class A-1R notes have been paid down.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  RCC Commercial II, a subsidiary of ours, holds a $28.0 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2014, the notes issued to outside investors had a weighted average borrowing rate of 0.74%.

In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in September 2009, $3.5 million of the Class E senior notes and $4.0 million of the Class F senior notes in September 2009, $20.0 million of the Class A-1 senior notes in February 2010, $4.3 million of the Class A-1 senior notes in May 2012 and $4.0 million of the Class C senior notes in May 2012.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2014, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 1.86%.  The reinvestment period expired in September 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through March 31, 2014, $110.7 million of the Class A-1 senior notes had been paid down.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  At March 31, 2014, the notes issued to outside investors had a weighted average borrowing rate of 0.94%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected. Through March 31, 2014, 149.9 million of the Class A-1 senior notes had been paid down.

•
In August 2005, we closed Apidos CDO I, $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  RCC Commercial originally purchased a $28.5 million equity interest representing 100% of the outstanding preference shares and during the three months ended June 30, 2012 sold 10% or $2.85 million to our subsidiary RSO Equity Co, LLC in connection with the sale of CVC Credit Partners, formerly Apidos Capital Management, by the Manager.  Our subsidiary, RCC Commercial II, repurchased $2.0 million of the Class B notes in May 2012.  At March 31, 2014, the notes issued to outside investors had a weighted average borrowing rate of 1.66%.  The reinvestment period expired in July 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through March 31, 2014, $245.7 million million of the Class A-1 senior notes had been paid down.

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

(Back to Index)

(Back to Index)

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
Trust Preferred Securities
In May 2006 and September 2006, we formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although we own $774,000 of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into our consolidated financial statements because the we do not deem it to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, we issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing our maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II are included in borrowings and are being amortized into interest expense in the consolidated statements of income using the effective yield method over a ten year period.
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at March 31, 2014 were $236,000 and $258,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2013, were $261,000 and $282,000, respectively.  The rates for RCT I and RCT II, at March 31, 2014, were 4.18% and 4.19%, respectively.  The rates for RCT I and RCT II, at December 31, 2013, were 4.20% and 4.19%, respectively.
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
Stockholders’ Equity
Stockholders’ equity at March 31, 2014 was $780.2 million and gave effect to $10.7 million of unrealized losses on our cash flow hedges and $3.4 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2013 was $773.9 million and gave the effect to $11.2 million of unrealized losses on cash flow hedges and $3.1 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The increase in stockholder’s equity during the three months ended March 31, 2014 was principally due to the proceeds from the issuance by our at-the market offering of Series A and Series B 8.25% Preferred Stock as well as the issuance of our 6% Convertible Senior Notes.

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
AFFO is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations.  We calculate AFFO by adding or subtracting from FFO the non-cash impacts of the following: non-cash impairment losses resulting from fair value adjustments on financial instruments, provision for loan losses, equity investment gains and losses, straight-line rental effects, share based compensation, amortization of various deferred items and intangible assets, gains on sales of property that are wholly owned or through a joint venture in addition to the cash impact of capital expenditures that are related to our real estate owned. In addition, we calculate AFFO by adding and subtracting from FFO the cash impacts of the following: extinguishment of debt and sales of property.
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

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income to FFO and AFFO for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net income allocable to common shares - GAAP	$15,116	$11,526
Adjustments:
Real estate depreciation and amortization	292	673
(Gains) losses on sale of property (1)	(866)	22
Gains on sale of preferred equity	(984)	—
FFO	13,558	12,221
Adjustments:
Non-cash items:
Adjust for impact of imputed interest on VIE accounting	—	(1,090)
(Benefit) provision for loan losses	(125)	194
Amortization of deferred costs (non real estate) and intangible assets	2,223	1,866
Equity investment losses	1,282	336
Share-based compensation	1,667	3,591
Impairment losses	—	21
Unrealized gain on CMBS marks - linked transactions	(1,763)	—
Unrealized gain on trading portfolio	442	—
Straight line rental adjustments	2	2
Gain on the extinguishment of debt	69	—
PCA expenses	300	—
REIT tax planning adjustments	957	726
Cash items:
Gains (losses) on sale of property (1)	866	(22)
Gains on sale of preferred equity	984	—
Gain on the extinguishment of debt	4,532	3,585
Capital expenditures	(13)	(418)
AFFO	$24,981	$21,012

Weighted average shares – diluted	126,668	105,327

AFFO per share – diluted	$0.20	$0.20

(1)	Amount represents gains/losses on sales of joint venture real estate interests that were recorded by us on an equity basis.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
For the three months ended March 31, 2014, our principal sources of liquidity were proceeds from the sale of our 8.25% Series B Preferred Stock and 8.50% Series A Preferred Stock through our ATM program, funds available in existing CDO financings of $72.9 million and cash flow from operations. For the three months ended March 31, 2014, we received $15.7 million of preferred stock sales proceeds which are included in our $166.7 million of unrestricted cash at March 31, 2014.  In addition, we had capital available through a CMBS term facility to help finance the purchase of CMBS securities of $57.0 million and two CRE term facilities for the origination of commercial real estate loans of $153.4 million and $196.3 million.  As of December 31, 2013, our principal sources of current liquidity were proceeds from the sale of common stock through our DRIP, and proceeds from sales of our 8.5% Series A Preferred Stock and 8.25% Series B Preferred Stock through our ATM program, funds available in existing CDO financings of $78.5 million and cash flow from operations.  For the year ended December 31, 2013, we received $73.0 million of DRIP proceeds and $43.1 million of preferred stock sales proceeds, the remainder of which are included in our $85.3 million of unrestricted cash at December 31, 2013.  In addition, we had capital available through two CRE term facilities to help finance the purchase of CMBS securities and the origination of commercial real estate loans of $45.3 million and $90.9 million, respectively.
In October 2013, we closed and issued $115.0 million aggregate principal amount of our 6.0% Convertible Senior Notes due 2018. We received net proceeds of approximately $111.1 million after payment of underwriting discounts and commissions and other offering expenses, all of which is included in our $166.7 million of unrestricted cash.
Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through March 31, 2014, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.
The following table sets forth the distributions made and coverage test summaries for each of our securitizations for the periods presented (in thousands):

Name	Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,	Three Months Ended March 31,	As of Initial Measurement Date
	2014 (1)	2013 (1)	2014 (2) (3)	2014 (4)
Apidos CDO I (5)	$532	$4,615	$1,512	$11,272	$17,136
Apidos CDO III (6)	$1,170	$6,495	$3,225	$8,853	$11,269
Apidos Cinco CDO (7)	$2,764	$12,058	$5,451	$19,639	$17,774
RREF 2006-1 (8)	$1,770	$36,828	$5,272	$67,336	$24,941
RREF 2007-1 (9)	$2,433	$10,880	$9,022	$39,703	$26,032
RCC CRE Notes 2013 (10)	$2,398	N/A	N/A	N/A	N/A
* The above table does not include new CLO investments made in the quarter ended March 31, 2014, as cash distributions were received subsequent to period end. In addition, the above table does not include Apidos CLO VIII or Whitney CLO I, as these CLOs were previously called and were substantially liquidated as of March 31, 2014.

(1)
Distributions on retained equity interests in CDOs (comprised of note investments and preference share ownership) and principal paydowns on notes owned; RREF CDO 2006-1 includes $231,000 and $28.1 million of paydowns during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)	Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to our preference shares.

(Back to Index)

(Back to Index)

(4)	Overcollateralization cushion represents the amount by which the value of the collateral held by the CDO issuer exceeds the maximum amount required.

(5)	Apidos CDO I's reinvestment period expired in July 2011.

(6)	Apidos CDO III's reinvestment period expired in June 2012.

(7)	Apidos Cinco CDO's reinvestment period ends in May 2014.

(8)	RREF CDO 2006-1's reinvestment period expired in September 2011.

(9)	RREF CDO 2007-1's reinvestment period expired in June 2012.

(10)
RCC CRE Notes 2013 closed on December 31, 2013; the first distribution was in January 2014. There is no reinvestment period for the securitization. Additionally, the indenture contains no coverage tests.

At April 30, 2014, after paying our first quarter 2014 common and preferred stock dividends, our liquidity is derived from three primary sources:

•	unrestricted cash and cash equivalents of $156.1 million, restricted cash of $500,000 in margin call accounts and $2.1 million in the form of real estate escrows, reserves and deposits;

•	capital available for reinvestment in our nine securitizations of $40.3 million, of which $4.9 million is designated to finance future funding commitments on CRE loans; and

•	loan principal repayments that will pay down outstanding CLO notes by $9.3 million and interest collections of $4.7 million in interest.
In addition, we have funds available through three term financing facilities to finance the origination of CRE loans of $130.6 million and $194.3 million, respectively, and to finance the purchase of CMBS of $61.1 million.
Our leverage ratio may vary as a result of the various funding strategies we use.  As of March 31, 2014 and December 31, 2013, our leverage ratio was 1.7 times and 1.7 times, respectively.  While we had repayments of CDO notes and received equity offering proceeds through our ATM program, which would reduce our leverage ratios, these were offset by borrowings under our Wells Fargo CRE, Deutsche Bank CRE repurchase facilities and Deutsche Bank CMBS short-term repurchase agreements.
Distributions
In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
The following tables presents dividends declared (on a per share basis) for the three months ended March 31, 2014.

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2014
March 31	April 28	$25,663	$0.20

Preferred Stock
Series A				Series B
	Date Paid	Total Dividend Paid	Dividend Per Share		Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)				(in thousands)
2014				2014
March 31	April 30	$463	$0.53125	March 31	April 30	$2,057	$0.515625

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands)
	Payments due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
CDOs (1)	$926,602	$—	$—	$—	$926,602
CRE Securitization	256,866	—	—	—	256,866
Repurchase Agreements (2)	160,436	160,436	—	—	—
Unsecured junior subordinated debentures (3)	51,054	—	—	—	51,054
6.0% Convertible Senior Notes (4)	107,130	—	—	—	107,130
Joint ventures (5)	176	—	176	—	—
Unfunded commitments on CRE loans (6)	23,072	—	23,072	—	—
Revolver draws available on Middle Market loans (7)	14,700	—	14,700	—
Base management fees (8)	11,915	11,915	—	—	—
Total	$1,551,951	$172,351	$37,948	$—	$1,341,652

(1)
Contractual commitments do not include $865,000, $3.5 million, $1.4 million, $5.5 million, and $8.3 million of interest expense payable through the stated maturity dates of July 2014, May 2015, May 2015, August 2016, and June 2017, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1, and RREF 2007-1.  The maturity date represents the time at which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitments include $119,000 of interest expense payable through the maturity date of January 20, 2014 on our repurchase agreements.

(3)
Contractual commitments do not include $45.3 million and $46.2 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)	Contractual commitments do not include $32.7 million of interest expense payable through the maturity date of December 1, 2018 on our 6.0% convertible senior notes.

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

(7)
The financing or credit agreements on our originated middle market loans, in some cases, allow for subsequent advances.  All advances require compliance with the contractual criteria and terms as specifically described in the individual financing or credit agreement, and therefore are subject to the approval of the appropriate portfolio manager.  Loans earn income, typically in the form of interest and fees, as specifically outlined in the documentation of each loan.

(8)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

At March 31, 2014, we had 10 interest rate swap contracts with a notional value of $126.1 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of March 31, 2014, the average fixed pay rate of our interest rate hedges was 5.11% and our receive rate was one-month LIBOR, or 0.15%.

(Back to Index)

Off-Balance Sheet Arrangements
General
As of March 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, as of March 31, 2014, we had not guaranteed obligations of any such unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
Unfunded Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our commercial real estate loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of March 31, 2014, we had 19 loans with unfunded commitments totaling $23.1 million, of which $4.8 million will be funded by restricted cash in RCC CRE Notes 2013 and $250,000 will be funded by restricted cash in RREF CDO 2007-1; we intend to fund the remaining $18.0 million through cash flow from normal operating activities and principal repayments on other loans in our portfolio. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

ITEM 3 .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2014, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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
The following sensitivity analysis tables show, at March 31, 2014 and December 31, 2013, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	March 31, 2014
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$261,795	$269,762	$278,248
Change in fair value	$(7,967)		$8,486
Change as a percent of fair value	2.95%		3.15%

Hedging instruments:
Fair value	$(14,793)	$(10,199)	$(9,700)
Change in fair value	$(4,594)		$499
Change as a percent of fair value	45.04%		4.89%

(Back to Index)

	December 31, 2013
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$247,630	$255,670	$264,267
Change in fair value	(8,040)	—	8,597
Change as a percent of fair value	3.14%	—%	3.36%

Hedging instruments:
Fair value	$(12,545)	$(10,586)	$(7,435)
Change in fair value	(1,959)	—	3,151
Change as a percent of fair value	18.51%	—%	29.77%

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
Changes in Internal Control of Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (17)
3.1(d)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (18)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (22)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (as Amended January 31, 2014) (28)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (27)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock (18)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

(Back to Index)

(Back to Index)

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
dated April 2, 2013. (23)

10.8	Transfer and Contribution Agreement by and among LEAF Financial Corporate, Resource TRS, Inc., Resource Capital Corp. and LEAF Commercial Capital, Inc. dated January 4, 2011. (9)
10.9	At-the-Market Issuance Sale Agreement, dated November 19, 2012 among Resource Capital Corp. Resource Capital Manager and MLV & Co. LLC. (21)
10.10	At the Market Issuance Sales Agreement, dated as of March 3, 2013, among Resource Capital Corp., Resource Capital Manager, Inc. and MLV & Co. LLC. (22)
10.11(a)	Master Purchase Agreement by and between RCC Real Estate SPE 5, LLC, as, master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer, dated as of July 19, 2013. (24)
10.11(b)	Guaranty made by the Company for the benefit of Deutsche Bank AG, Cayman Islands Branch, dated July 19, 2013. (24)
10.12	8.50% Series A Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement, dated December 17, 2013 among the Company, Resource Capital Manager Inc. and MLV & Co., LLC. (26)
10.13	8.25% Series B Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement, dated December 17, 2013 among the Company, Resource Capital Manager Inc. and MLV & Co., LLC. (26)
12.1	Statements re Computation of Ratios
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, Dated February 27, 2012. (14)
99.2	Guaranty made by Resource Capital Corp. as guarantor, in favor of Wells Fargo Bank, National Association, dated February 27, 2012 (14)
101	Interactive Data Files

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2008.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 20, 2009.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(Back to Index)

(Back to Index)

(7)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(8)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2010.

(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2011.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 20, 2012.

(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 7, 2011.

(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.

(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.

(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.

(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.

(18)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 28, 2012.

(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.

(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.

(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.

(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on March 19, 2013.

(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.

(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.

(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.

(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on December 17, 2013.

(27)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.

(28)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on February 4, 2014.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

May 9, 2014	By:	/s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President

May 9, 2014	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

(Back to Index)