Form 10-Q
period 2014-06-30
Resource Capital Corp.
filed 2014-08-08
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on August 5, 2014 was 131,703,361 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$222,313	$262,270
Restricted cash	91,215	63,309
Investment securities, trading	8,951	11,558
Investment securities available-for-sale, pledged as collateral, at fair value	196,009	162,608
Investment securities available-for-sale, at fair value	68,494	52,598
Linked transactions, net at fair value	13,676	30,066
Loans held for sale	40,286	21,916
Property available-for-sale	29,509	25,346
Investment in real estate	—	29,778
Loans, pledged as collateral and net of allowances of $6.5 million and $13.8 million ($120.8 million and $0 at fair value)	1,740,656	1,369,526
Loans receivable–related party net of allowances of $700,000 and $0	4,751	6,966
Investments in unconsolidated entities	60,480	69,069
Derivatives, at fair value	755	—
Interest receivable	12,028	8,965
Deferred tax asset	7,480	5,212
Principal paydown receivable	31,950	6,821
Intangible assets	10,771	11,822
Prepaid expenses	4,153	2,871
Other assets	15,272	10,726
Total assets	$2,558,749	$2,151,427
LIABILITIES (2)
Borrowings ($140.2 million and $0 at fair value)	$1,579,834	$1,319,810
Distribution payable	28,697	27,023
Accrued interest expense	2,063	1,693
Derivatives, at fair value	9,855	10,586
Accrued tax liability	2,389	1,629
Deferred tax liability	4,036	4,112
Accounts payable and other liabilities	9,948	12,650
Total liabilities	1,636,822	1,377,503
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,011,743 and 680,952 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share 4,611,294 and 3,485,078 shares issued and outstanding	5	3
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share 4,800,000 and 0 shares issued and outstanding	5	—
Common stock, par value $0.001: 500,000,000 shares authorized; 131,153,573 and 127,918,927 shares issued and outstanding (including 2,550,103 and 3,112,595 unvested restricted shares)	131	128
Additional paid-in capital	1,209,488	1,042,480
Accumulated other comprehensive loss	(10,194)	(14,043)
Distributions in excess of earnings	(277,120)	(254,645)
Total stockholders’ equity	922,316	773,924
Non-Controlling interests	(389)	—
Total equity	921,927	773,924
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,558,749	$2,151,427

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
(1) Assets of consolidated VIEs included in total assets:
Restricted cash	$88,762	$61,372
Investment securities available-for-sale, pledged as collateral, at fair value	114,641	105,846
Loans held for sale	1,808	2,376
Loans, pledged as collateral and net of allowances of $4.9 million and $8.8 million ($120.8 million and $0 at fair value)	1,234,382	1,219,569
Interest receivable	6,955	5,627
Prepaid expenses	154	247
Principal paydown receivable	31,950	6,821
Total assets of consolidated VIEs	$1,478,652	$1,401,858

(2) Liabilities of consolidated VIEs included in total liabilities:
Borrowings ($140.2 million and $0 at fair value)	$1,111,314	$1,070,339
Accrued interest expense	1,295	918
Derivatives, at fair value	9,071	10,191
Accounts payable and other liabilities	1,958	1,604
Total liabilities of consolidated VIEs	$1,123,638	$1,083,052

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Interest income:
Loans	$26,219	$26,184	$46,448	$53,996
Securities	3,391	3,896	7,395	7,538
Interest income − other	982	635	3,834	2,501
Total interest income	30,592	30,715	57,677	64,035
Interest expense	10,610	11,134	20,247	22,299
Net interest income	19,982	19,581	37,430	41,736
Rental income	1,507	5,052	6,659	11,226
Dividend income	17	17	153	33
Equity in net earnings (losses) of unconsolidated subsidiaries	1,762	72	3,776	(353)
Fee income	2,717	1,527	5,473	2,937
Net realized and unrealized gains on sales of investment securities available-for-sale and loans	4,261	2,394	7,941	2,785
Net realized and unrealized (losses) gains on investment securities, trading	(650)	(1,751)	(2,210)	(635)
Unrealized gains (losses) and net interest income on linked transactions, net	5,012	(5,245)	7,317	(5,504)
Total revenues	34,608	21,647	66,539	52,225
OPERATING EXPENSES
Management fees − related party	3,314	2,915	6,394	5,893
Equity compensation − related party	2,032	2,155	3,699	5,746
Rental operating expense	1,077	3,624	4,473	7,561
General and administrative	11,896	2,382	20,001	5,863
Depreciation and amortization	760	999	1,596	2,137
Income tax (benefit) expense	(446)	1,737	(430)	3,499
Net impairment losses recognized in earnings	—	535	—	556
Provision (benefit) for loan losses	782	(1,242)	(3,178)	(200)
Total operating expenses	19,415	13,105	32,555	31,055
	15,193	8,542	33,984	21,170
OTHER REVENUE (EXPENSE)
Loss on the reissuance of debt	(533)	—	(602)	—
Other expense	—	—	(1,262)	—
Gain on sale of real estate	3,042	—	3,042	—
Total other revenue	2,509	—	1,178	—
NET INCOME	17,702	8,542	35,162	21,170
Net income allocated to preferred shares	(3,358)	(1,800)	(5,758)	(3,111)
Net loss (income) allocable to non-controlling interest, net of taxes	333	(209)	389	—
NET INCOME ALLOCABLE TO COMMON SHARES	$14,677	$6,533	$29,793	$18,059
NET INCOME PER COMMON SHARE – BASIC	$0.12	$0.05	$0.24	$0.16
NET INCOME PER COMMON SHARE – DILUTED	$0.11	$0.05	$0.23	$0.16
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − BASIC	126,952,493	120,738,176	126,288,516	112,508,254
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − DILUTED	128,142,637	122,283,503	127,409,127	113,832,183

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$17,702	$8,542	$35,162	$21,170
Other comprehensive income:
Reclassification adjustment for gains (losses) included in net income	2,722	(4,498)	4,187	(5,125)
Unrealized (losses) gains on available-for-sale securities, net	264	4,699	(1,490)	9,922
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	72	138	142	193
Unrealized gains on derivatives, net	803	1,330	1,190	1,982
Foreign currency translation	16	—	(180)	—
Total other comprehensive (loss) income	3,877	1,669	3,849	6,972
Comprehensive income before allocation to non-controlling interests and preferred shares	21,579	10,211	39,011	28,142
Allocation to non-controlling interest	333	(209)	389	—
Allocation to preferred shares	(3,358)	(1,800)	(5,758)	(3,111)
Comprehensive income allocable to common shares	$18,554	$8,202	$33,642	$25,031

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2014	127,918,927	$128	$1	$3	—	$1,042,480	$(14,043)	$—	$(254,645)	$773,924	$—	$773,924
Proceeds from dividend reinvestment and stock purchase plan	2,588,327	2	—	—	—	14,552	—	—	—	14,554	—	14,554
Proceeds from issuance of preferred stock	—	—	—	2	5	153,636	—	—	—	153,643	—	153,643
Offering costs	—	—	—	—	—	(4,878)	—	—	—	(4,878)	—	(4,878)
Stock based compensation	646,319	1	—	—	—	—	—	—	—	1	—	1
Amortization of stock based compensation	—	—	—	—	—	3,698	—	—	—	3,698	—	3,698
Net Income	—	—	—	—	—	—	—	35,551	—	35,551	(389)	35,162
Preferred dividends	—	—	—	—	—	—	—	(5,758)	—	(5,758)	—	(5,758)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	2,697	—	—	2,697	—	2,697
Designated derivatives, fair value adjustment	—	—	—	—	—	—	1,332	—	—	1,332	—	1,332
Cumulative translation adjustment	—	—	—	—	—	—	(180)	—	—	(180)	—	(180)
Distributions on common stock	—	—	—	—	—	—	—	(29,793)	(22,475)	(52,268)	—	(52,268)
Balance, June 30, 2014	131,153,573	$131	$1	$5	$5	$1,209,488	$(10,194)	$—	$(277,120)	$922,316	$(389)	$921,927

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,162	$21,170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(3,178)	(200)
Depreciation of investments in real estate and other	1,635	1,202
Amortization of intangible assets	1,024	996
Amortization of term facilities	—	495
Accretion of net discounts on loans held for investment	(1,310)	(6,930)
Accretion of net discounts on securities available-for-sale	(1,637)	(1,430)
Amortization of discount on notes securitization	41	1,772
Amortization of debt issuance costs on notes of securitizations	1,510	1,965
Amortization of discounts on convertible notes	659	—
Amortization of stock-based compensation	3,698	5,746
Amortization of terminated derivative instruments	142	193
Accretion of interest-only available-for-sales securities	(339)	(485)
Deferred income tax (benefits)	(689)	(115)
Change in mortgage loans held for sale, net	(12,162)	—
Purchase of securities, trading	—	(10,044)
Principal payments on securities, trading	50	3,272
Proceeds from sales of securities, trading	379	18,713
Net realized and unrealized loss on investment securities, trading	2,210	635
Net realized gain on sales of investment securities available-for-sale and loans	(2,148)	(2,785)
Loss on the reissuance of debt	602	—
Gain on the sale of real estate	(3,042)	—
Net impairment losses recognized in earnings	—	548
Linked transactions fair value adjustments	(5,923)	6,385
Equity in net (earnings) losses of unconsolidated subsidiaries	(3,776)	353
Changes in operating assets and liabilities, net of acquisitions	980	5,283
Net cash provided by operating activities	13,888	46,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash, net of acquisitions	10,543	(5,926)
Purchase of securities available-for-sale	(107,339)	(96,031)
Principal payments received on securities available-for-sale	25,774	20,040
Proceeds from sale of securities available-for-sale	99,151	7,025
Proceeds from (investment in) unconsolidated entity	8,911	(15,534)
Acquisition of Moselle CLO S.A.	(30,433)	—
Proceeds from real estate held-for-sale	31,202	—
Improvement of real estate held-for-sale	—	(404)
Purchase of loans	(489,800)	(377,679)
Principal payments received on loans	196,973	386,686
Proceeds from sale of loans	44,024	170,450
Distributions from investments in real estate	—	522
Improvements in investments in real estate	252	(365)
Purchase of furniture and fixtures	(69)	—
Acquisition of property and equipment	(332)	—

Investment in loans - related parties	(244)	—

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Principal payments received on loans – related parties	1,759	362
Net cash (used in) provided by investing activities	(209,628)	89,146

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $0 and $4,265)	—	114,018
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $19)	14,554	18,164
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $167 and $0)	7,697	—
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $525 and $707)	25,253	47,644
Proceeds from issuance of 8.625% Series C redeemable preferred shares (net of offering costs of $4,186 and $0)	115,815	—
Proceeds from borrowings:
Repurchase agreements	175,738	104,325
Warehouse agreement	43,000	—
Reissuance of debt	16,502	—
Payments on borrowings:
Collateralized debt obligations	(152,556)	(286,962)
Warehouse agreement	(33,719)	—
Payment of debt issuance costs	(8)	(1,178)
Settlement of derivative instruments	442	—
Payment of equity to third party sub-note holders	(799)	(2,661)
Distributions paid on preferred stock	(4,679)	(2,446)
Distributions paid on common stock	(51,457)	(43,665)
Net cash provided by (used in) financing activities	$155,783	$(52,761)
NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(39,957)	83,124
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	262,270	85,278
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$222,313	$168,402
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$17,438	$20,214
Income taxes paid in cash	$3,249	$9,113

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

•
RCC Commercial II, Inc. (“Commercial II”) holds structured notes, available-for-sale and investments in the subordinated notes of foreign syndicated bank loan collateralized loan obligations ("CLO").  Commercial II owns 100%, 68.3%, and 88.6% respectively, of the equity of the following VIEs:

◦
Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), a Cayman Islands limited liability company and TRS.  Apidos Cinco CDO was established to complete a CDO issuance secured by a portfolio of bank loans, ABS and corporate bonds.

◦
Whitney CLO I, Ltd. ("Whitney CLO I"), a Cayman Islands limited liability company and TRS. In September 2013, the Company substantially liquidated Whitney CLO I and, as a result, all of the assets were sold.

◦
Moselle CLO S.A. ("Moselle CLO"), incorporated in Luxembourg, is a CLO issuer whose assets consist of European senior secured loans, U.S. senior secured loans, U.S. senior unsecured loans, U.S. second lien loans, European mezzanine loans, and a limited amount of synthetic securities and other eligible debt obligations.

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
JUNE 30, 2014
(unaudited)

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

•
Resource TRS III, Inc. (“Resource TRS III”), a TRS directly owned by the Company, holds the Company’s interests in a bank loan CDO originated by the Company.  Resource TRS III owns 33% of the equity of the following VIE:

◦
Apidos CLO VIII, Ltd (“Apidos CLO VIII”), a Cayman Islands limited liability company and TRS.  Apidos CLO VIII was established to complete a CLO issuance secured by a portfolio of bank loans and corporate bonds. The Company is the primary beneficiary of Apidos CLO VIII and therefore consolidates 100% of this VIE in its financial statements. In October 2013, the Company substantially liquidated Apidos CLO VIII, and as a result, all of the assets were sold.

•
Resource TRS IV, Inc. (“Resource TRS IV”), a TRS directly owned by the Company, holds the Company's equity investment in hotel condominium units acquired in conjunction with a loan foreclosure. The hotel condominium units were sold during the three months ended June 30, 2014.

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

◦
Long Term Care Conversion, Funding ("LTCC Funding"), a New York limited liability company, which owns a 50.2% interest in Life Care Funding, LLC ("LCF") and provides funding through a financing facility to fund the acquisition of life settlement contracts.

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

•	RCC Residential, Inc., a TRS directly owned by the Company, is a Delaware corporation which owns 100% of the following entity:

◦	Primary Capital Mortgage, LLC ("PCM"), (formerly known as Primary Capital Advisors LLC) , a limited liability company which originates and services residential mortgage loans.

▪	RCC Residential Portfolio, Inc. ("RCC Resi Portfolio") is a Delaware corporation directly owned by the Company which invests in residential mortgage-backed securities (“RMBS”).

▪
RCC Residential Portfolio TRS, Inc. ("RCC Resi TRS"), a TRS directly owned by the Company, is a Delaware corporation which intends to hold strategic residential positions which cannot be held by RCC Resi Portfolio.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
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
The Company’s investment securities, trading and investment securities, available-for-sale are reported at fair value.  To determine fair value, the Company uses an independent third-party valuation firm utilizing data available in the market as well as market participant assumptions with regard to other data such as prepayment, default, and recovery rates.  These valuations are validated utilizing dealer quotes or bids. If the difference between the value indicated by the third-party valuation firm and the dealer quote or bid is over a pre-determined threshold, the Company will evaluate the difference which could result in an updated valuation from the third-party or a revised dealer quote. Based on a prioritization of inputs used in valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy. Any changes in fair value to the Company's investment securities, trading are recorded in the Company’s consolidated statements of income as net realized and unrealized (loss) gain on investment securities, trading. Any changes in fair value to the Company's investment securities available-for-sale are recorded in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders' equity.
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
JUNE 30, 2014
(unaudited)

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
Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impaired loans are initially written down to fair value. They are re-measured on a nonrecurring basis. The fair value is determined using unobservable inputs including estimates of selling costs (Level 3).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

For the Company's residential mortgage loans, the allowance is based upon management's review of the collectability of the loans in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general components. For loans that are identified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. A general component is maintained to cover uncertainties that could affect management's estimate of probable losses. The general component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
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
There were no impairment charges recorded with respect to the Company’s investments in real estate or intangible assets during the six months ended June 30, 2014 and 2013.
Recent Accounting Standards
In June 2014, the FASB issued guidance that changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement for repurchase arrangements. This amendment also requires additional disclosure for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. This guidance is effective for the first interim or annual period beginning after December 15, 2014. The Company expects to show assets, liabilities, income and expense gross on its consolidated financial statements and provide the additional required disclosure.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

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
Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of nine VIEs at June 30, 2014: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013 and Moselle CLO. In performing the primary beneficiary analysis for seven of these VIEs (other than Whitney CLO I and Moselle CLO, which are discussed below), it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and who have the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that the Company was the party within that group that is more closely associated to each such VIE considering the design of the VIE, the principal-agency relationship between the Company and other members of the related-party group, and the relationship and significance of the activities of the VIE to the Company compared to the other members of the related-party group.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Except for Whitney CLO I and Moselle CLO, these securitizations were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities, and were financed by the issuance of debt securities. The Manager manages these entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
Moselle CLO is a European securitization in which the Company purchased a $40.0 million interest in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 subordinated Notes in February 2014. The CLO is managed by an independent third-party and such collateral management activities were determined to be the activities that most significantly impact the economic performance of the CLO. Though neither the Company nor one of its related parties manages the CLO, due to certain unilateral kick-out rights within the collateral management agreement, it was determined that the Company had the power to direct the activities that most significantly impact the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impact Moselle CLO and a financial interest that is expected to absorb both positive and negative variability in the CLO that could potentially be significant, the Company was determined to be the the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO.
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
The creditors of the Company’s nine consolidated VIEs have no recourse to the general credit of the Company. However, in its capacity as manager, the Company has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the three and six months ended June 30, 2014, the Company has provided financial support of $10,000 and $549,000, respectively. For the three and six months ended June 30, 2013, the Company has provided financial support of $688,000 and $1.9 million, respectively. The Company has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its consolidated VIEs, although the Company may choose to do so in the future.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of June 30, 2014 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006-1	RREF 2007-1	RCC CRE Notes 2013	Moselle	Total
ASSETS
Restricted cash (1)	$7,323	$2,374	$30,731	$7	$80	$20	$250	$4,097	$43,880	$88,762
Investment securities available-for-sale, pledged as collateral, at fair value	7,227	3,933	13,045	—	—	10,112	67,702	—	12,622	114,641
Loans, pledged as collateral	59,177	102,046	302,247	—	—	154,012	218,384	277,750	120,766	1,234,382
Loans held for sale	—	932	876	—	—	—	—	—	—	1,808
Interest receivable	(235)	495	932	—	—	1,995	2,322	1,446	—	6,955
Prepaid assets	8	10	23	—	—	18	95	—	—	154
Principal paydown receivable	—	—	—	—	—	—	9,300	22,650	—	31,950
Total assets (2)	$73,500	$109,790	$347,854	$7	$80	$166,157	$298,053	$305,943	$177,268	$1,478,652

LIABILITIES
Borrowings	$56,922	$97,458	$319,639	$—	$—	$106,029	$126,004	$256,807	$148,455	$1,111,314
Accrued interest expense	234	49	307	—	—	44	94	190	377	1,295
Derivatives, at fair value	—	—	—	—	—	1,290	7,781	—	—	9,071
Accounts payable and other liabilities	12	19	29	198	—	9	1	—	1,690	1,958
Total liabilities	$57,168	$97,526	$319,975	$198	$—	$107,372	$133,880	$256,997	$150,522	$1,123,638

(1)    Includes $4.3 million available for reinvestment in certain of the securitizations.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements as of June 30, 2014. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure” column in the table below.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of Resource America, and LEAF Commercial Capital, Inc. (“LCC”), another subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC. The Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  The Company's fully-diluted interest in LCC assuming conversion is 28.3%. The Company’s investment in LCC was recorded at $40.1 million and $41.0 million as of June 30, 2014 and December 31, 2013, respectively.
The Company determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 28.3% of the voting rights in the entity. Furthermore, Eos holds consent rights with respect to significant LCC actions, including incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.
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
Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed bank loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $10.3 million and $11.2 million at June 30, 2014 and December 31, 2013, respectively. The Company recognized fee income of $1.1 million and $2.8 million for the three and six months ended June 30, 2014, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2013, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling financial interest and, therefore, is not the primary beneficiary. One of these CLOs was substantially liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, the Company purchased 66.6% of its preferred equity. Based upon that purchase, the Company determined that it did have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, the Company had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between the Company and the related party, the Company was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. The Company, therefore, consolidated Whitney CLO I. In May 2013, the Company purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of the CLO. In September 2013, the Company substantially liquidated Whitney CLO I, and, as a result, substantially all of the assets were sold.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs as of June 30, 2014 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$40,144	$1,548	$—	$41,692	$41,692
Intangible assets	—	—	10,341	10,341	$10,341
Total assets	40,144	1,548	10,341	52,033

Borrowings	—	51,104	—	51,104	N/A
Total liabilities	—	51,104	—	51,104	N/A
Net asset (liability)	$40,144	$(49,556)	$10,341	$929	N/A
Other than its commitments to fund its real estate joint ventures, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is summarized for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$26,179	$25,399
Distribution on preferred stock declared but not paid	$4,353	$1,944
Issuance of restricted stock	$646	$151
NOTE 5 – INVESTMENT SECURITIES, TRADING
Structured notes are CLO debt securities collateralized by syndicated bank loans. The following table summarizes the Company's structured notes and RMBS which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2014
Structured notes, trading	$8,056	$2,130	$(1,567)	$8,619
RMBS, trading	1,901	—	(1,569)	332
Total	$9,957	$2,130	$(3,136)	$8,951

As of December 31, 2013
Structured notes, trading	$8,057	$4,050	$(1,000)	$11,107
RMBS, trading	1,919	—	(1,468)	451
Total	$9,976	$4,050	$(2,468)	$11,558
The Company sold one security during the six months ended June 30, 2014, for a realized gain of $379,000. The Company held seven and eight investment securities, trading as of June 30, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

NOTE 6 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The Company pledges a portion of its CMBS as collateral against its borrowings under repurchase agreements and derivatives. CMBS that are accounted for as components of linked transactions are not reflected in the tables set forth in this note, as they are accounted for as derivatives.

ABS and structured notes are CLO debt securities collateralized by syndicated bank loans. The structured notes are foreign currency denominated ABS. The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2014
CMBS	$175,983	$7,074	$(10,683)	$172,374
RMBS	30,647	—	—	30,647
ABS	32,145	1,429	(214)	33,360
Structured notes	23,203	1,452	—	24,655
Corporate bonds	3,360	107	—	3,467
Total	$265,338	$10,062	$(10,897)	$264,503

As of December 31, 2013
CMBS	$185,178	$7,570	$(12,030)	$180,718
ABS	25,406	1,644	(394)	26,656
Structured notes	5,369	—	—	5,369
Corporate bonds	2,517	16	(70)	2,463
Total	$218,470	$9,230	$(12,494)	$215,206
The following table summarizes the estimated maturities of the Company’s investment securities according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
As of June 30, 2014
Less than one year	$41,371	(1)	$50,628	3.79%
Greater than one year and less than five years	139,526		133,098	5.01%
Greater than five years and less than ten years	28,304		27,762	1.73%
Greater than ten years	55,302		53,850	6.49%
Total	$264,503		$265,338	4.78%

As of December 31, 2013
Less than one year	$39,256	(1)	$40,931	5.25%
Greater than one year and less than five years	139,700		141,760	4.69%
Greater than five years and less than ten years	26,526		25,707	1.10%
Greater than ten years	9,724		10,072	7.90%
Total	$215,206		$218,470	4.49%

(1)    The Company expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.
The contractual maturities of the CMBS investment securities available-for-sale range from July 2014 to December 2022.  The contractual maturities of the ABS investment securities available-for-sale range from November 2015 to August 2022.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

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
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
As of June 30, 2014
CMBS	$40,021	$(649)	28	$22,249	$(10,034)	12	$62,270	$(10,683)	40
ABS	827	(10)	1	4,412	(204)	8	5,239	(214)	9
Corporate bonds	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities	$40,848	$(659)	29	$26,661	$(10,238)	20	$67,509	$(10,897)	49

As of December 31, 2013
CMBS	$52,012	$(7,496)	34	$14,159	$(4,534)	10	$66,171	$(12,030)	44
ABS	143	(1)	1	6,692	(393)	9	6,835	(394)	10
Corporate bonds	865	(70)	1	—	—	—	865	(70)	1
Total temporarily impaired securities	$53,020	$(7,567)	36	$20,851	$(4,927)	19	$73,871	$(12,494)	55
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
The Company performs an on-going review of third-party reports and updated financial data on the properties underlying these securities in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to the Company’s income approach when determining other-than-temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment. During the six months ended June 30, 2014 and 2013, the Company recognized other-than-temporary impairment losses of zero and $21,000, respectively, on positions that supported the Company’s CMBS investments.
The following table summarizes the Company's sales of investment securities available-for-sale (in thousands, except number of securities):

	Positions Sold	Par Amount Sold	Realized Gain (Loss)
As of June 30, 2014
CMBS position	3	$15,970	$480

As of December 31, 2013
CMBS position	4	$14,500	$466
Corporate bond position	35	$34,253	$(474)
The amounts above do not include redemptions. During the three and six months ended June 30, 2014, the Company redeemed zero and one corporate bond positions with a total par value of $0 and $630,000, respectively, and recognized a loss of zero and $1,000, respectively. During the three and six months ended June 30, 2013, the Company had two corporate bond positions redeemed with a total par value of $3.5 million, and recognized a loss of $11,000. During the three and six months ended June 30, 2014, the Company had one ABS position redeemed with a total par of $2.5 million, and recognized a gain of $25,500. During the three and six months ended June 30, 2013, the Company had no ABS positions redeemed.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Changes in interest rates may also have an effect on the rate of principal prepayments and, as a result, prepayments on the Company’s investment portfolio. The aggregate discount (premium) recognized as of the periods indicated (in thousands) are:

	June 30, 2014	December 31, 2013
CMBS	$4,049	$6,583
ABS	$1,988	$2,394
Corporate bond	$96	$68
NOTE 7 – INVESTMENTS IN REAL ESTATE
The table below summarizes the Company’s investments in real estate (in thousands, except number of properties):

	As of December 31, 2013
	Book Value	Number of Properties
Multi-family property	$22,107	1
Office property	10,273	1
Subtotal	32,380
Less: Accumulated depreciation	(2,602)
Investments in real estate	$29,778
During the three and six months ended June 30, 2014, the Company made no acquisitions. The Company has two assets classified as property available-for-sale on the consolidated balance sheets at June 30, 2014. The Company confirmed the intent and ability to sell its office property and multi-family property in their present condition during the three and six months ended June 30, 2014. These properties qualified for held for sale accounting treatment upon meeting all applicable criteria on or prior to June 30, 2014, at which time depreciation and amortization were ceased. As such, the assets associated with the office property and multi-family property, with a carrying value of $9.6 million and $19.8 million, respectively, are separately classified and included in property available-for-sale on the Company's consolidated balance sheets at June 30, 2014. However, the anticipated sale of these properties did not qualify for discontinued operations and, therefore, the operations for all periods presented continue to be classified within continuing operations on the Company's consolidated statements of income. The Company expects the sale of both properties to close within the next six months. Pre-tax earnings recorded on the office property for the three and six months ended June 30, 2014 were losses of $9,000 and $25,000, respectively, and losses of $77,000 and $154,000 for the three and six months ended June 30, 2013, respectively. Pre-tax earnings recorded on the multi-family property for the three and six months ended June 30, 2014 were losses of $5,000 and $123,000, respectively, and earnings of $88,000 and $106,000 for the three and six months ended June 30, 2013, respectively. The Company's hotel property, which was classified as available-for-sale at March 31, 2014 and December 31, 2013, was sold during the three months ended June 30, 2014 for a gain of $3.0 million and is recorded in gain on sale of real estate on the Company's consolidated statements of income.
During the year ended December 31, 2013, the Company made no acquisitions and sold one of its multi-family properties for a gain $16.6 million, which was recorded in gain on sale of real estate on the Company's consolidated statements of income.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

NOTE 8 – LOANS HELD FOR INVESTMENT
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
As of June 30, 2014
Commercial real estate loans:
Whole loans	$959,569	$(4,823)	$954,746
B notes	16,204	(66)	16,138
Mezzanine loans	67,370	(110)	67,260
Total commercial real estate loans	1,043,143	(4,999)	1,038,144
Bank loans	709,102	(2,521)	706,581
Residential mortgage loans, held for investment	2,470	—	2,470
Subtotal loans before allowances	1,754,715	(7,520)	1,747,195
Allowance for loan loss	(6,539)	—	(6,539)
Total loans held for investment	1,748,176	(7,520)	1,740,656
Bank loans held for sale	15,427	—	15,427
Residential mortgage loans held for sale	24,859	—	24,859
Total loans held for sale	40,286	—	40,286
Total loans	$1,788,462	$(7,520)	$1,780,942

As of December 31, 2013
Commercial real estate loans:
Whole loans	$749,083	$(3,294)	$745,789
B notes	16,288	(83)	16,205
Mezzanine loans	64,417	(100)	64,317
Total commercial real estate loans	829,788	(3,477)	826,311
Bank loans (3)	559,206	(4,033)	555,173
Residential Mortgage Loans, held for investment	1,849	—	1,849
Subtotal loans before allowances	1,390,843	(7,510)	1,383,333
Allowance for loan loss	(13,807)	—	(13,807)
Total loans held for investment	1,377,036	(7,510)	1,369,526
Bank loans held for sale	6,850	—	6,850
Residential mortgage loans held for sale	15,066	—	15,066
Total loans held for sale	21,916	—	21,916
Total loans	$1,398,952	$(7,510)	$1,391,442

(1)
Amounts include deferred amendment fees of $169,000 and $216,000 and deferred upfront fees of $112,000 and $141,000 being amortized over the life of the bank loans as of June 30, 2014 and December 31, 2013, respectively.  Amounts include loan origination fees of $4.9 million and $3.3 million and loan extension fees of $177,000 and $73,000 being amortized over the life of the commercial real estate loans as of June 30, 2014 and December 31, 2013, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

At June 30, 2014 and December 31, 2013, approximately 32.6% and 39%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in California; approximately 9.5% and 6.4%, respectively, in Arizona, and approximately 21% and 14.6%, respectively, in Texas. At June 30, 2014 and December 31, 2013, approximately 15.3% and 15.8%, respectively, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare. At June 30, 2014, approximately 70.2% of the Company's residential mortgage loans were originated in Georgia, 9.4% in Virgina, 7.2% in North Carolina, 4.6% in Alabama and 5.4% in Tennessee. At December 31, 2013 approximately 66.0% of the Company's residential mortgage loans were originated in Georgia, 9.0% in North Carolina, 7.0% each in Tennessee and Virginia and 6.0% in Alabama.
At June 30, 2014, the Company’s bank loan portfolio including loans held for sale consisted of $721.3 million (net of allowance of $669,000) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.5% and the three month LIBOR plus 13.0% with maturity dates ranging from June 2014 to February 2024.
At December 31, 2013, the Company’s bank loan portfolio including loans held for sale consisted of $558.6 million (net of allowance of $3.4 million) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.5% and the three month LIBOR plus 10.5% with maturity dates ranging from January 2014 to December 2021.
The following is a summary of the weighted average remaining lives of the Company’s bank loans, at amortized cost (in thousands):

	June 30, 2014	December 31, 2013
Less than one year	$36,155	$36,985
Greater than one year and less than five years	528,687	379,874
Five years or greater	157,166	145,164
	$722,008	$562,023

The following is a summary of the Company’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates(3)
As of June 30, 2014
Whole loans, floating rate (1) (4) (5)	59	$954,746	LIBOR plus 2.13% to LIBOR plus 12.14%	October 2014 to February 2019
B notes, fixed rate	1	16,138	8.68%	April 2016
Mezzanine loans, floating rate	1	15,452	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	51,808	0.50% to 18.71%	September 2014 to September 2021
Total (2)	64	$1,038,144

As of December 31, 2013
Whole loans, floating rate (1) (4)	51	$745,789	LIBOR plus 2.68% to LIBOR plus 12.14%	March 2014 to February 2019
B notes, fixed rate	1	16,205	8.68%	April 2016
Mezzanine loans, floating rate	1	12,455	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	51,862	0.50% to 18.72%	September 2014 to September 2019
Total (2)	56	$826,311

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

(1)
Whole loans had $52.5 million and $13.7 million in unfunded loan commitments as of June 30, 2014 and December 31, 2013, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $5.8 million and $10.4 million as of June 30, 2014 and December 31, 2013, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	As of June 30, 2014, floating rate whole loans includes $3.1 million and $12.0 million mezzanine components of two whole loans, which have a fixed rate of 15.0% and 12.0%, respectively.

(5)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of June 30, 2014.

(6)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

The following is a summary of the weighted average maturity of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2014	2015	2016 and Thereafter	Total
As of June 30, 2014
B notes	$—	$—	$16,138	$16,138
Mezzanine loans	5,711	—	61,549	67,260
Whole loans	—	—	954,746	954,746
Total (1)	$5,711	$—	$1,032,433	$1,038,144

As of December 31, 2013
B notes	$—	$—	$16,205	$16,205
Mezzanine loans	5,711	—	58,606	64,317
Whole loans	—	17,949	727,840	745,789
Total (1)	$5,711	$17,949	$802,651	$826,311

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
As of June 30, 2014
B notes	$76	1.16%
Mezzanine loans	314	4.80%
Whole loans	5,454	83.41%
Bank loans	669	10.23%
Residential mortgage loans, held for investment	26	0.40%
Total	$6,539

As of December 31, 2013
B notes	$174	1.26%
Mezzanine loans	559	4.05%
Whole loans	9,683	70.13%
Bank loans	3,391	24.56%
Residential mortgage loans, held for investment	—	—%
Total	$13,807
As of June 30, 2014, the Company had recorded an allowance for loan losses on loans held for investment of $6.5 million consisting of a $669,000 allowance on the Company’s bank loan portfolio, $5.8 million allowance on the Company’s commercial real estate portfolio, and a $26,000 allowance on the Company's residential mortgage loans.
As of December 31, 2013, the Company had recorded an allowance for loan losses on loans held for investment of $13.8 million consisting of a $3.4 million allowance on the Company’s bank loan portfolio and a $10.4 million allowance on the Company’s commercial real estate portfolio.
NOTE 9 – INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table shows the Company's investments in unconsolidated entities as of June 30, 2014 and December 31, 2013 and equity in net earnings (losses) of unconsolidated subsidiaries for the three and six months ended June 30, 2014 and 2013 (in thousands):

		Balance as of	Balance as of	For the three months ended	For the six months ended	For the three months ended	For the six months ended
	Ownership %	June 30, 2014	December 31, 2013	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
Varde Investment Partners, L.P	7.5%	$654	$674	$(19)	$(20)	$19	$43
RRE VIP Borrower, LLC	3% to 5%	—	—	869	1,736	(101)	(214)
Investment in LCC Preferred Stock	28.2%	40,144	41,016	(278)	(872)	304	(32)
Investment in RCT I and II (1)	3%	1,548	1,548	(594)	(1,184)	(602)	(1,195)
Investment in Preferred Equity (2)	various	—	8,124	232	1,300	86	170
Investment in CVC Global Opps Fund	34.4%	18,134	16,177	1,124	1,958	93	93
Investment in Life Care Funding (3)	50.2%	—	1,530	—	(75)	(242)	(242)
Total		$60,480	$69,069	$1,334	$2,843	$(443)	$(1,377)

(1)	For the three and six months ended June 30, 2014 and 2013, these amounts are recorded in interest expense on the Company's consolidated statements of income.

(2)	For the three and six months ended June 30, 2014 and 2013, these amounts are recorded in interest income on loans on the Company's consolidated statements of income.

(3)	The Company began consolidating this investment during the first quarter of 2014. Ownership % represents ownership after consolidation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

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
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. In February 2014, the Company invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014.
On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  The Company purchased a 7.5% equity interest in the venture. Resource Real Estate Management, LLC (“RREM”), was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM received an annual asset management fee equal to 1% of outstanding contributions. No management fees were paid for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, the Company paid RREM management fees of $10,000 and $26,000, respectively. All condominiums were sold as of December 31, 2013.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into a SPA with Eos.  The Company’s resulting interest is accounted for under the equity method. (See Note 3).
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds an interest in a real estate joint venture) from Resource America at book value. RREM, an affiliate of Resource America, acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the three and six months ended June 30, 2014, the Company paid RREM management fees of $1,000 and $6,000, respectively. For the three and six months ended June 30, 2013, the Company paid RREM management fees of $8,000 and $16,000, respectively.
The Company has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, RCT I and RCT II.  The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three and six months ended June 30, 2014, the Company recognized $594,000 and $1.2 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $50,000 and $99,000, respectively, of amortization of deferred debt issuance costs. For the three and six months ended June 30, 2013, the Company recognized $602,000 and $1.2 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $48,000 and $95,000, respectively, of amortization of deferred debt issuance costs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

NOTE 10 –FINANCING RECEIVABLES
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of June 30, 2014
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$13,807
Provision for loan loss	(4,511)	607	26	700	(3,178)
Loans charged-off	(61)	(3,329)	—	—	(3,390)
Allowance for losses at June 30, 2014	$5,844	$669	$26	$700	$7,239
Ending balance:
Individually evaluated for impairment	$1,800	$441	$—	$700	$2,941
Collectively evaluated for impairment	$4,044	$228	$26	$—	$4,298
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$172,583	$1,566	$—	$5,451	$179,600
Collectively evaluated for impairment (1)	$865,561	$704,896	$2,470	$—	$1,572,927
Loans acquired with deteriorated credit quality	$—	$119	$—	$—	$119

As of December 31, 2013
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$—	$17,691
Provision for loan loss	2,686	334	—	—	3,020
Loans charged-off	(256)	(6,648)	—	—	(6,904)
Allowance for losses at December 31, 2013	$10,416	$3,391	$—	$—	$13,807
Ending balance:
Individually evaluated for impairment	$4,572	$2,621	$—	$—	$7,193
Collectively evaluated for impairment	$5,844	$770	$—	$—	$6,614
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance: (2)
Individually evaluated for impairment	$194,403	$3,554	$—	$6,966	$204,923
Collectively evaluated for impairment	$631,908	$558,469	$16,915	$—	$1,207,292
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

(1)	Loan ending balance contains $120.8 million of loan value for which the fair value option has been elected. As such, no allowance for loan losses has been recognized for these loans.

(2)	Loan balances as of December 31, 2013 include loans held for sale.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2014
Bank loans	$666,578	$33,999	$3,551	$768	$1,685	$15,427	$722,008

As of December 31, 2013
Bank loans	$488,004	$42,476	$18,806	$2,333	$3,554	$6,850	$562,023
All of the Company’s bank loans were performing with the exception of one loan with an amortized cost of $1.6 million as of June 30, 2014. Due to the consolidation of Moselle CLO in February 2014, the Company acquired six loans with deteriorated credit quality with an amortized cost of $119,000 as of June 30, 2014. As of December 31, 2013, all of the Company's bank loans were performing with the exception of three loans with an amortized cost of $3.6 million, one of which defaulted as of 2012, one of which defaulted as of March 31, 2013 and one of which defaulted as of June 30, 2013.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of June 30, 2014
Whole loans	$900,246	$32,500	$22,000	$—	$—	$954,746
B notes	16,138	—	—	—	—	16,138
Mezzanine loans	45,460	21,800	—	—	—	67,260
	$961,844	$54,300	$22,000	$—	$—	$1,038,144

As of December 31, 2013
Whole loans	$680,718	$32,500	$32,571	$—	$—	$745,789
B notes	16,205	—	—	—	—	16,205
Mezzanine loans	51,862	12,455	—	—	—	64,317
	$748,785	$44,955	$32,571	$—	$—	$826,311
All of the Company’s commercial real estate loans were current as of June 30, 2014 and December 31, 2013.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
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
Loans Receivable - Related Party
The Company recorded a $700,000 allowance for loan loss on a related party loan due to a default on an individually significant credit in the fund that caused an unplanned cash flow deficiency.
Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of June 30, 2014
Whole loans	$—	$—	$—	$—	$954,746	$954,746	$—
B notes	—	—	—	—	16,138	16,138	—
Mezzanine loans	—	—	—	—	67,260	67,260	—
Bank loans (1) (2)	—	—	1,685	1,685	720,323	722,008	—
Residential mortgage loans (3)	—	—	266	266	27,063	27,329	—
Loans receivable- related party	—	—	—	—	5,451	5,451	—
Total loans	$—	$—	$1,951	$1,951	$1,790,981	$1,792,932	$—

As of December 31, 2013
Whole loans	$—	$—	$—	$—	$745,789	$745,789	$—
B notes	—	—	—	—	16,205	16,205	—
Mezzanine loans	—	—	—	—	64,317	64,317	—
Bank loans (2)	—	—	3,554	3,554	558,469	562,023	—
Residential mortgage loans (3)	234	91	268	593	16,322	16,915	—
Loans receivable- related party	—	—	—	—	6,966	6,966	—
Total loans	$234	$91	$3,822	$4,147	$1,408,068	$1,412,215	$—

(1)	Contains loans for which the fair value method was elected with an unpaid principal balance of $4.8 million with a fair value of $119,000 at June 30, 2014.

(2)	Contains $15.4 million and $6.9 million of bank loans held for sale at June 30, 2014 and December 31, 2013, respectively.

(3)	Contains $24.9 million and $15.1 million of residential mortgage loans held for sale at June 30, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Impaired Loans
The following tables show impaired loans indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of June 30, 2014
Loans without a specific valuation allowance:
Whole loans	$127,511	$127,511	$—	$126,070	$10,682
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$2,229
Bank loans	$119	$119	$—	$119	$—
Residential mortgage loans	$2,470	$2,470	$—	$2,470	$65
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$7,000	$7,000	$(1,800)	$7,000	$591
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,566	$1,566	$(441)	$1,566	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$4,657	$4,657	$(700)	$5,195	$85
Total:
Whole loans	$134,511	$134,511	$(1,800)	$133,070	$11,273
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	2,229
Bank loans	1,685	1,685	(441)	1,685	—
Residential mortgage loans	2,470	2,470	—	2,470	65
Loans receivable - related party	4,657	4,657	(700)	5,195	85
	$181,395	$181,395	$(2,941)	$180,492	$13,652

As of December 31, 2013
Loans without a specific valuation allowance:
Whole loans	$130,759	$130,759	$—	$123,495	$8,439
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,615
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$5,733	$5,733	$—	$—	$—
Residential mortgage loans	$315	$268	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,572	$25,572	$(4,572)	$24,748	$1,622
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,554	$3,554	$(2,621)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$156,331	$156,331	$(4,572)	$148,243	$10,061
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,615
Bank loans	3,554	3,554	(2,621)	—	—
Residential mortgage loans	315	268	—	—	—
Loans receivable - related party	5,733	5,733	—	—	—
	$204,005	$203,958	$(7,193)	$186,315	$11,676

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Troubled-Debt Restructurings
The Company had no troubled-debt restructurings during the three months ended June 30, 2014 and 2013 or during the six months ended June 30, 2014.
The following table shows troubled-debt restructurings in the Company's loan portfolio during the six months ended June 30, 2013 (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Six Months Ended June 30, 2013
Whole loans	2	$56,328	$56,328
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	1	6,592	6,592
Total loans	3	$62,920	$62,920
As of June 30, 2014 and 2013, there were no troubled-debt restructurings that subsequently defaulted.
NOTE 11 – INTANGIBLE ASSETS
Intangible assets represent identifiable intangible assets acquired as a result of the Company’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  The Company amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  The Company evaluates intangible assets for impairment as events and circumstances change.  In October 2012, the Company purchased 66.6% of the preferred equity of, and began consolidating, Whitney CLO I, one of the RCAM CLOs (see Note 3). As a result of this transaction and the consolidation of Whitney CLO I, the Company wrote-off the unamortized balance of $2.6 million, the intangible asset associated with this CLO, which was recorded in gain (loss) on consolidation in the consolidated statement of income during the year ended December 31, 2012. In May 2013, the Company purchased additional equity, increasing its ownership percentage to 68.3% before the CLO was substantially liquidated in October 2013. Due to an event whereby a second CLO liquidated in early 2013, the Company accelerated the amortization of the remaining balance of its intangible asset and recorded a $657,000 charge to depreciation and amortization on the consolidated statement of income during the year ended December 31, 2012. Upon acquisition of PCM, the Company recognized an intangible asset of $600,000 related to its wholesale-correspondent relationships, which have a finite life of approximately two years.
The Company expects to record amortization expense on intangible assets of approximately $2.1 million for the year ended December 31, 2014, $2.0 million for the year ended December 31, 2015, $1.8 million for the years ended December 31, 2016 and 2017 and $1.6 million for the year ended December 31, 2018.  The weighted average amortization period was 7.1 years and 7.7 years at June 30, 2014 and December 31, 2013, respectively and the accumulated amortization was $11.0 million and $12.5 million at June 30, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table summarizes intangible assets (in thousands):

	Asset Balance	Accumulated Amortization	Net Asset
As of June 30, 2014
Investment in RCAM	$21,213	$(10,872)	$10,341
Investment in PCM:
Wholesale or correspondent relationships	600	(170)	430
Total intangible assets	$21,813	$(11,042)	$10,771

As of December 31, 2013
Investment in RCAM	$21,213	$(9,980)	$11,233
Investments in real estate:
In-place leases	2,461	(2,430)	31
Above (below) market leases	29	(29)	—
Investment in PCM:
Wholesale or correspondent relationships	600	(42)	558
Total intangible assets	$24,303	$(12,481)	$11,822
For the three and six months ended June 30, 2014, the Company recognized $1.1 million and $2.8 million, respectively, of fee income related to the investment in RCAM. For the three and six months ended June 30, 2013, the Company recognized $1.5 million and $2.9 million, respectively, of fee income related to the investment in RCAM.
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
Although no further material purchase price adjustments for PCM are anticipated, the Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on this investment. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in the Company's consolidated financial statements, retrospectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

NOTE 12 – BORROWINGS
The Company historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to the Company’s borrowings is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral	Date Securitization Closed
As of June 30, 2014
RREF CDO 2006-1 Senior Notes	$106,029	$51	$106,080	1.92%	32.1 years	$174,237	August 2006
RREF CDO 2007-1 Senior Notes	126,004	355	126,359	0.99%	32.3 years	361,432	June 2007
RCC CRE Notes 2013	256,807	3,683	260,490	2.02%	14.5 years	281,846	December 2013
Apidos CDO I Senior Notes	56,922	—	56,922	2.24%	3.1 years	73,276	August 2005
Apidos CDO III Senior Notes	97,458	—	97,458	1.01%	6.2 years	109,325	May 2006
Apidos Cinco CDO Senior Notes	319,639	553	320,192	0.73%	5.9 years	341,777	May 2007
Whitney CLO I Senior Notes (1)	—	—	—	—%	N/A	79	N/A
Moselle CLO S.A. Senior Notes, at fair value (6)	140,220	—	140,220	1.04%	5.5 years	175,641	October 2005
Moselle CLO S.A. Securitized Borrowings, at fair value	5,208	—	5,208	1.04%	N/A	—	N/A
Unsecured Junior Subordinated Debentures (2)	51,104	444	51,548	4.18%	22.3 years	—	May/Sept 2006
6.0% Convertible Senior Notes	107,550	7,450	115,000	6.00%	4.4 years	—	October 2013
CRE - Term Repurchase Facilities (3)	217,679	448	218,127	2.58%	17 days	315,579	N/A
CMBS - Term Repurchase Facility (4)	30,833	—	30,833	1.37%	18 days	37,784	N/A
RMBS - Term Repurchase Facility (5)	22,997	28	23,025	1.15%	1 day	27,669	N/A
Residential Mortgage Financing Agreements	23,679	—	23,679	3.99%	130 days	32,399	N/A
CMBS - Short Term Repurchase Agreements	17,705	—	17,705	1.40%	2 days	20,813	N/A
Total	$1,579,834	$13,012	$1,592,846	1.96%	9.8 years	$1,951,857

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral	Date Securitization Closed
As of December 31, 2013
RREF CDO 2006-1 Senior Notes	$94,004	$205	$94,209	1.87%	32.6 years	$169,115	August 2006
RREF CDO 2007-1 Senior Notes	177,837	719	178,556	0.84%	32.8 years	318,933	June 2007
RCC CRE Notes 2013	256,571	4,269	260,840	2.03%	15.0 years	305,586	December 2013
Apidos CDO I Senior Notes	87,131	—	87,131	1.68%	3.6 years	103,736	August 2005
Apidos CDO III Senior Notes	133,209	117	133,326	0.88%	6.7 years	145,930	May 2006
Apidos Cinco CDO Senior Notes	321,147	853	322,000	0.74%	6.4 years	342,796	May 2007
Whitney CLO I Securitized Borrowings (1)	440	—	440	—%	N/A	885	N/A
Unsecured Junior Subordinated Debentures (2)	51,005	543	51,548	4.19%	22.8 years	—	May/Sept 2006
6.0% Convertible Senior Notes	106,535	8,465	115,000	6.00%	4.9 years	—	October 2013
CRE - Term Repurchase Facilities (3)	29,703	1,033	30,736	2.67%	21 days	48,186	N/A
CMBS - Term Repurchase Facility (4)	47,601	12	47,613	1.38%	21 days	56,949	N/A
Residential Mortgage Financing Agreements	14,627	—	14,627	4.24%	56 days	16,487	N/A
Total	$1,319,810	$16,216	$1,336,026	1.87%	13.1 years	$1,508,603

(1)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes and the Whitney CLO I Securitized Borrowings, respectively.

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(3)	Amounts also include accrued interest costs of $207,000 and $26,000 related to CRE repurchase facilities as of June 30, 2014 and December 31, 2013, respectively.

(4)
Amounts also include accrued interest costs of $14,000 and $22,000 related to CMBS repurchase facilities as of June 30, 2014 and December 31, 2013, respectively. Amounts do not reflect CMBS repurchase agreement borrowings that are components of linked transactions.

(5)	Amount also includes accrued interest costs of $1,000 related to RMBS repurchase facilities as of June 30, 2014.

(6)
The fair value option has been elected for the borrowings associated with Moselle CLO S.A.; as such, the outstanding borrowings and principal outstanding amounts are stated at fair value. The unpaid principal amounts of these borrowings were $143 million at June 30, 2014.

Securitizations
RCC CRE Notes 2013
In December 2013, the Company closed RCC CRE Notes 2013, a $307.8 million CRE securitization transaction that provided financing for transitional commercial real estate loans.  The investments held by RCC CRE Notes 2013 securitized the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RCC CRE Notes 2013 issued a total of $260.8 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class D senior notes (rated BBB:DBRS), Class E senior notes (rated BB:DBRS) and Class F senior notes (rated B:DBRS) for $30.0 million.  In addition, RCC CRE Notes 2013 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $16.9 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC CRE Notes 2013 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RCC CRE Notes 2013. There is no reinvestment period for RCC CRE Notes 2013, which will result in the sequential paydown of notes as underlying collateral matures and paydown.  As of June 30, 2014, $350,000 of Class A notes have been paid down.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

At closing, the senior notes issued to investors by RCC CRE Notes 2013 consisted of the following classes: (i) $136.9 million of Class A notes bearing interest at one-month LIBOR plus 1.30%; (ii) $78.5 million of Class A-S notes bearing interest at one-month LIBOR plus 2.15%; (iii) $30.8 million of Class B notes bearing interest at one-month LIBOR plus 2.85%; (iv) $14.6 million of Class C notes bearing interest at one-month LIBOR plus 3.50%; (v) $13.8 million of Class D notes bearing interest at one-month LIBOR plus 4.50%; (vi) $9.2 million of Class E notes bearing interest at one-month LIBOR plus 5.50%; (vii) and $6.9 million of Class F notes bearing interest at one-month LIBOR plus 6.50%.  All of the notes issued mature in December 2028, although the Company has the right to call the notes anytime after January 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors was 2.02% at June 30, 2014.
As a result of the Company’s ownership of senior notes, the notes retained at the CRE securitization's closing eliminate in consolidation.
Resource Real Estate Funding CDO 2007-1
In June 2007, the Company closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class H senior notes (rated BBB+:Fitch), Class K senior notes (rated BBB-:Fitch), Class L senior notes (rated BB:Fitch) and Class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012, which has resulted in the sequential paydown of notes as underlying collateral matures and pays down.  As of June 30, 2014, $115.6 million of Class A-1 notes have been paid down and $50.0 million of the Class A-1R notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2007-1 consisted of the following classes: (i) $180.0 million of Class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued Class A-1R notes, which allowed the CDO to fund future funding obligations under the existing whole loan participations that had future funding commitments; the undrawn balance of the Class A-1R notes accrued a commitment fee at a rate per annum equal to 0.18%, the drawn balance bore interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of Class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of Class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of Class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of Class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of Class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of Class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of Class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of Class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of Class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of Class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of Class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of Class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although the Company has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.99% and 0.84% at June 30, 2014 and December 31, 2013, respectively.
During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company did not repurchase any notes.
As a result of the Company’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Resource Real Estate Funding CDO 2006-1
In August 2006, the Company closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the Class J senior notes (rated BB: Fitch) and Class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which has resulted in the sequential paydown of notes as underlying collateral matures and pays down.  As of June 30, 2014, $116.9 million of Class A-1 notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2006-1 consisted of the following classes:  (i) $129.4 million of Class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of Class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of Class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of Class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of Class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of Class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of Class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of Class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of Class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of Class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.92% and 1.87% at June 30, 2014 and December 31, 2013, respectively.
During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company did not repurchase any notes.
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
The balances of the senior notes issued to investors when the Company acquired a controlling financial interest in February 2014 were as follows: (i) €24.9 million of Class A-1E notes bearing interest at LIBOR plus 0.25%: (ii) $24.9 million of Class A-1L notes bearing interest at LIBOR plus 0.25%: (iii) €10.3 million of Class A-1LE notes bearing interest at LIBOR plus 0.31%: (iv) $10.3 million of Class A-1LE USD notes bearing interest at LIBOR plus 0.31%; (v) €13.8 million of Class A-2E notes bearing interest at LIBOR plus 0.40%: (vi) $13.8 million of Class A-2L notes bearing interest at LIBOR plus 0.40%; (vii) €6.8 million of Class A-3E notes bearing interest at LIBOR plus 0.70%; (viii) $6.8 million of Class A-3L notes bearing interest at LIBOR plus 0.75%; (ix) €16.0 million of Class B-1E notes bearing interest at LIBOR plus 1.80%; and (x) $16.0 million of Class B-1L notes bearing interest at LIBOR plus 1.85%.
All notes issued mature on January 6, 2020. The Company has the right to call the notes anytime after January 6, 2010 until maturity. The weighted average interest rate on all notes was 1.04% at June 30, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Whitney CLO I
In February 2011, the Company acquired the rights to manage the assets held by Whitney CLO I. In October 2012, the Company purchased a $20.9 million preferred equity interest at a discount of 42.5% which represented 66.6% of the outstanding preference shares in Whitney CLO I. In May 2013 the Company purchased an additional $550,000 equity interest in Whitney CLO I and as of June 30, 2014 held 68.3% of the outstanding preference shares. Based upon those purchases, the Company determined that it had a controlling interest and consolidated Whitney CLO I. The preferred equity interest was subordinated in right of payment to all other securities issued by Whitney CLO I. In 2013, the Company substantially liquidated Whitney CLO I and, as a result, substantially all of the assets were sold.
Apidos CLO VIII
In October 2011, the Company closed Apidos CLO VIII, a $350.0 million CLO transaction that provides financing for bank loans.  The investments held by Apidos CLO VIII collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos CLO VIII issued a total of $317.6 million of senior notes at a discount of 4.4% to investors and Resource TRS III purchased a $15.0 million interest representing 43% of the outstanding subordinated debt.  The remaining 57% of subordinated debt was owned by unrelated third parties.  The subordinated debt interest was subordinated in right of payment to all other securities issued by Apidos CLO VIII. In 2013, Apidos CLO VIII was called and substantially liquidated and, as a result, all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to paydown the notes in full.
Apidos Cinco CDO
In May 2007, the Company closed Apidos Cinco CDO, a $350.0 million CDO transaction that provides financing for bank loans.  The investments held by Apidos Cinco CDO collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos Cinco CDO issued a total of $322.0 million of senior notes at par to investors and RCC commercial purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  The reinvestment period for Apidos Cinco CDO ended in May 2014, which results in the sequential paydown of notes as underlying collateral matures and pays down.  The equity interest is subordinated in right of payment to all other securities issued by Apidos Cinco CDO.
The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of Class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of Class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of Class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of Class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of Class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of Class C notes bearing interest at LIBOR plus 2.25%; and (vii) $11.0 million of Class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although the Company has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.73% and 0.74% at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, $45,000 of Class A-1 notes and $264,000 of Class A-2A notes have been paid down.
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
At closing, the senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of Class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of Class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of Class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of Class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of Class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although the Company has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 1.01% and 0.88% at June 30, 2014 and December 31, 2013, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which has resulted in the sequential pay down of notes as underlying collateral matures and pays down.  As of June 30, 2014, $165.0 million of Class A-1 notes have been paid down.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
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
At closing, the senior notes issued to investors by Apidos CDO I consisted of the following classes: (i) $265.0 million of Class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of Class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of Class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of Class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of Class D notes bearing interest at a fixed rate of 9.25%.  All of the notes issued mature on July 27, 2017, although the Company has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 2.24% and 1.68% and at June 30, 2014 and December 31, 2013, respectively. The reinvestment period for Apidos CDO I ended in July 2011 which has resulted in the sequential pay down of notes as underlying collateral matures and pays down.  As of June 30, 2014, $262.6 million of the Class A-1 notes have been paid down.
During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company did not repurchase any notes.
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
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at June 30, 2014 were $211,000 and $233,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2013, were $261,000 and $282,000, respectively.  The rates for RCT I and RCT II, at June 30, 2014, were 4.18% and 4.17%, respectively.  The rates for RCT I and RCT II, at December 31, 2013, were 4.20% and 4.19%, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

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
Repurchase and Mortgage Finance Facilities
Borrowings under the repurchase and mortgage finance facilities agreements were guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's borrowings is summarized in the following table (dollars in thousands):

	As of June 30, 2014				As of December 31, 2013
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$30,833	$37,784	47	1.37%	$47,601	$56,949	44	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	202,821	293,496	12	2.55%	30,003	48,186	3	2.67%
Deutsche Bank AG (3)	14,858	22,083	3	3.03%	(300)	—	—	—%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	17,705	20,813	6	1.40%	—	—	—	—%

RMBS Term Repurchase Facility
Wells Fargo Bank (4)	22,997	27,669	6	1.15%	—	—	—	—%

Residential Mortgage Financing Agreements
New Century Bank	14,772	17,519	78	3.91%	11,916	13,089	74	4.17%
ViewPoint Bank, NA	8,907	14,880	48	4.12%	2,711	3,398	17	4.58%
Totals	$312,893	$434,244			$91,931	$121,622

(1)	The Wells Fargo CMBS term facility borrowing includes zero and $12,000 of deferred debt issuance costs as of June 30, 2014 and December 31, 2013, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $419,000 and $732,000 of deferred debt issuance costs as of June 30, 2014 and December 31, 2013, respectively.

(3)	The Deutsche Bank term repurchase facility includes $29,000 and $300,000 of deferred debt issuance costs as of June 30, 2014 and December 31, 2013, respectively.

(4)	The Wells Fargo RMBS term repurchase facility includes $28,000 of deferred debt issuance costs as of June 30, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on the Company's consolidated balance sheets (see Note 20).

	As of June 30, 2014				As of December 31, 2013
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$5,959	$7,750	7	1.63%	$6,506	$8,345	7	1.65%

CRE Term Repurchase Facilities
Wells Fargo Bank	—	—	—	—%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	0	—%	17,020	24,814	4	0.99%
Wells Fargo Securities, LLC	4,183	6,309	7	1.37%	21,969	30,803	9	1.19%
Deutsche Bank Securities, LLC	18,584	28,211	15	1.41%	18,599	29,861	9	1.43%

Totals	$28,726	$42,270			$64,094	$93,823

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
As of June 30, 2014
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$7,549	18	1.37%

RMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$5,725	1	1.15%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$128,915	18	2.55%
Deutsche Bank Securities, LLC	$15,435	18	3.03%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$—	0	—%
Wells Fargo Securities, LLC	$2,115	30	1.37%
Deutsche Bank Securities, LLC	$9,778	26	1.40%

Residential Mortgage Financing Agreements
New Century Bank	$15,227	62	3.91%
ViewPoint Bank, NA	$9,089	183	4.12%

As of December 31, 2013
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$10,796	21	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$20,718	21	2.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$7,882	11	0.99%
Wells Fargo Securities, LLC	$8,925	2	1.19%
Deutsche Bank Securities, LLC	$11,418	22	1.43%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$6.0 million and $6.5 million of linked repurchase agreement borrowings are being included as derivative instruments as of June 30, 2014 and December 31, 2013, respectively, (see Note 20).

(3)
There are no linked repurchase agreement borrowings being included as derivative instruments as of June 30, 2014. As of December 31, 2013 $17.0 million of linked repurchase agreement borrowings are being included as derivative instruments.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

CMBS – Term Repurchase Facility
In February 2011, the registrant's wholly-owned subsidiaries, RCC Commercial Inc. and RCC Real Estate, Inc. (collectively, the "RCC Subsidiaries"), entered into a master repurchase and securities contract (the “2011 Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the 2011 Facility, from time to time, the parties may enter into transactions in which the RCC Subsidiaries and Wells Fargo agree to transfer from the RCC Subsidiaries to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the “Assets”) against the transfer of funds by Wells Fargo to the RCC Subsidiaries, with a simultaneous agreement by Wells Fargo to transfer the Assets back to the RCC Subsidiaries at a date certain or on demand, against the transfer of funds from the RCC Subsidiaries to Wells Fargo. The maximum amount of the 2011 Facility is $100.0 million which had an original two year term with a one year option to extend, and an interest rate equal to the one-month LIBOR plus 1.00% plus a .25% initial structuring fee and a .25% extension fee upon exercise. The 2011 Facility has a current maturity date of January 31, 2015. The RCC Subsidiaries may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the 2011 Facility.
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
 Under the terms of the 2011 Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “2011 Guaranty”), the Company agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RCC Subsidiaries to Wells Fargo under or in connection with the 2011 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RCC Subsidiaries with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty includes covenants that, among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate and RCC Commercial were in compliance with all financial debt covenants under the 2011 Facility and 2011 Guaranty as of June 30, 2014.
RMBS – Term Repurchase Facility
In June 2014, the registrant's wholly-owned subsidiaries, RCC Resi Portfolio and RCC Resi TRS (the “Sellers”) entered into a master repurchase and securities contract (the “2014 Facility”) with Wells Fargo.  Under the 2014 Facility, from time to time, the parties may enter into transactions in which the Sellers and Wells Fargo agree to transfer from the Sellers to Wells Fargo all of their right, title and interest to certain residential mortgage backed securities and other assets against the transfer of funds by Wells Fargo to the Sellers, with a simultaneous agreement by Wells Fargo to transfer back to the Sellers such assets at a date certain or on demand, against the transfer of funds from the Sellers to Wells Fargo. The maximum amount of the 2014 Facility is $285.0 million which had an original one year term with a one year option to extend, and a maximum interest rate of 1.45% plus a 4.00% pricing margin.  The 2014 Facility has a current maturity date of June 22, 2015.

The 2014 Facility contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, and the institution of bankruptcy or insolvency proceedings that remain unstayed. The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the Sellers to repay the purchase price for purchased assets.

The 2014 Facility also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, Wells Fargo may require the Sellers to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Under the terms of the 2014 Facility and pursuant to a guarantee agreement dated June 20, 2014 (the “2014 Guaranty”), the Company agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the Sellers to Wells Fargo under or in connection with the 2014 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Sellers with respect to Wells Fargo under each of the governing documents. The 2014 Guaranty includes covenants that, among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Resi Portfolio and RCC Resi TRS were in compliance with all financial debt covenants under the 2014 Facility and 2014 Guaranty as of June 30, 2014.
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
 Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “2012 Guaranty”), the Company agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the Company to Wells Fargo under or in connection with the 2012 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Company with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty includes covenants that, among other things, limit the the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of June 30, 2014 and the Company was in compliance with all financial covenants under the 2012 Guaranty as of June 30, 2014.
On July 19, 2013, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 5 (or "SPE 5"), entered into a master repurchase and securities agreement (the "DB Facility") with Deutsche Bank AG, Cayman Islands Branch ("DB") to finance the origination of commercial real estate loans.  The DB Facility has a maximum amount of $200.0 million and an initial 12 month term, ending on July 19, 2014, with two, one-year extensions at the option of SPE 5 and subject further to the right of SPE 5 to repurchase the assets held in the facility earlier. The Company paid a structuring fee of 0.25% of the maximum facility amount, as well as other reasonable closing costs. The Company guaranteed SPE 5's performance of its obligations under the DB Facility.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
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
The DB Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of SPE 5 or the Company; breaches of covenants and/or certain representations and warranties; performance defaults by the Company; a judgment in an amount greater than $100,000 against SPE 5 or $5.0 million in the aggregate against the Company; or a default involving the failure to pay or acceleration of a monetary obligation in excess of $100,000 of SPE 5 or $5.0 million of the Company. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the DB Facility and the liquidation by DB of assets then subject to the DB Facility. The Company and SPE 5 were in compliance with all debt covenants as of June 30, 2014.
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
Residential Mortgage Financing Agreements
PCM has a master repurchase agreement with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $30.0 million and a termination date of July 2, 2014, which was amended from the original terms over the course of four amendments. At June 30, 2014, PCM had borrowed $14.8 million under this facility. The facility bears interest at one month LIBOR plus 3.50%.
The New Century facility contains provisions that provide New Century with certain rights if certain credit events have occurred with respect to one or more assets financed on the New Century facility to either require PCM to repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the New Century facility, or may only be required to the extent of the availability of such payments.
The New Century facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change in the nature of PCM's business as a mortgage banker as presently conducted or a change in senior management, including the employment of two senior members of PCM's management staff; breaches of covenants and/or certain representations and warranties; performance defaults by PCM; a judgment in an amount greater than $10,000 against PCM or $50,000 in the aggregate against PCM. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the New Century facility and the liquidation by New Century of assets then subject to the New Century facility. The agreement requires PCM to maintain a minimum maintenance balance account at all times of $1.5 million and PCM was in compliance as of June 30, 2014. PCM was in compliance with all financial debt covenants as of June 30, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

PCM has a loan participation agreement with ViewPoint Bank, NA ("ViewPoint") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $15.0 million and a termination date of December 30, 2014, which was amended from the original terms over the course of five amendments. At June 30, 2014, PCM had borrowed $8.9 million. The facility bears interest at one month LIBOR with a 4.00% floor.
The ViewPoint facility contains provisions that provide ViewPoint with certain rights if certain credit events have occurred with respect to one or more assets financed on the ViewPoint facility to either require PCM to repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)).  Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the ViewPoint facility, or may only be required to the extent of the availability of such payments. The agreement requires PCM to maintain a minimum balance in a deposit account at all times of $1.0 million and PCM was in compliance as of June 30, 2014.
PCM received a waiver on a covenant due to an event of default that requires PCM to maintain consolidated net income of at least one dollar for the preceding twelve month period and not allow PCM's consolidated net income to be a negative number for three consecutive months. The waiver removed all existing defaults and waived the net income covenant requirement until September 30, 2014. PCM was in compliance with all other financial covenant requirements under the agreement as of June 30, 2014.
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
NOTE 13 – SHARE ISSUANCE AND REPURCHASE
In June 2014, the Company issued 4,800,000 shares of 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, at a weighted average offering price of $25.00 per share. The Company received net proceeds at issuance of $116.2 million after the underwriters’ discount of approximately $3.8 million. The Series C preferred stock accrues cumulative cash dividends at a rate of 8.625% per year based on the $25.00 liquidation preference per share. Dividends are payable quarterly in arrears at the end of each January, April, July and October. The Series C preferred stock has no maturity date and the Company is not required to redeem the Series C Preferred Shares at any time. On or after July 30, 2024, the Company may, at its option, redeem the Series C preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
On December 17, 2013, Resource Capital Corp. (the “Company”) entered into an 8.50% Series A Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement with Resource Capital Manager, Inc. and MLV & Co. LLC (“MLV”) to sell up to 600,000 shares of its 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), from time to time through an “at the market” equity offering program under which MLV will act as sales agent. Also on December 17, 2013, the Company entered into an 8.25% Series B Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement, with the Manager and MLV to sell up to 1,400,000 shares of its 8.25% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), from time to time through an “at the market” equity offering program under which MLV will act as sales agent. During the three months ended June 30, 2014, the Company issued 139,704 shares at a weighted average offering price of $23.82 and 622,317 shares at a weighted average offering price of $22.82, respectively of its Series A Preferred Stock and Series B Preferred Stock. As of June 30, 2014, 330,791 and 1,111,294, respectively had been issued from these plans.
On March 15, 2013, the Company and Resource Capital Manager entered into an At-the-Market Issuance Sales Agreement with MLV to sell up to 1,500,000 shares of its 8.25% Series B Cumulative Redeemable Preferred Stock from time to time through an "at-the-market" equity offering program under which MLV will act as sales agent. As of June 30, 2014, 1,500,000 shares have been issued under this agreement at a weighted average offering price of $24.42. This agreement was superseded by the December 2013 agreement with MLV.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company is authorized to issue up to 20,000,000 shares of common stock. During the three and six months ended June 30, 2014, the Company sold approximately 2.6 million and 2.6 million shares of common stock through this program, resulting in $14.4 million and $14.6 million, respectively.

NOTE 14 – SHARE-BASED COMPENSATION
The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Employees	Total
Unvested shares as of January 1, 2014	38,704	2,835,523	238,368	3,112,595
Issued	43,718	580,283	22,318	646,319
Vested	(33,219)	(1,175,592)	—	(1,208,811)
Forfeited	—	—	—	—
Unvested shares as of June 30, 2014	49,203	2,240,214	260,686	2,550,103
The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the six months ended June 30, 2014 and 2013, including the grant date fair value of shares issued to the Company’s seven non-employee directors, was $3.7 million, and $997,000, respectively.
The following table summarizes the restricted common stock grants during the six months ended June 30, 2014:

Date	Shares	Vesting/Year	Date(s)
January 30, 2014	459,307	33.3%	1/30/15, 1/30/16, 1/30/17
January 30, 2014	22,318	33.3%	1/30/15, 1/30/16, 1/30/17
February 3, 2014	5,972	100%	2/3/15
March 11, 2014	25,770	100%	3/11/15
March 12, 2014	6,044	100%	3/12/15
March 30, 2014	112,000	1/6 per quarter	3/31/14, 6/30/14, 9/30/14, 12/31/14, 3/31/15, 6/30/15 (1)
March 31, 2014	8,976	25%	3/31/15, 3/31/16, 3/31/17, 3/31/18
June 6, 2014	5,932	100%	6/6/15

(1)
In connection with a grant of restricted common stock made on August 25, 2011, the Company agreed to issue up to 336,000 additional shares of common stock if certain loan origination performance thresholds are achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of three annual measurement periods beginning April 1, 2011.  The agreement also provides dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant will be paid at the end of each annual measurement period if the performance criteria are met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company will not record the dividend equivalent rights until earned.  On March 30, 2014, the third annual measurement period ended and 112,000 shares were earned.  In addition, $258,000 of accrued dividend equivalent rights were earned.

(2)	All shares were issued from the 2007 Plan with the exception of these shares which were issued from unregistered shares as part of the consideration for the purchase of PCM.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

On October 31, 2013, the Company through its taxable REIT subsidiary, RCC Residential, Inc. acquired PCM, an Atlanta based company that originates and services residential mortgage loans for approximately $7.6 million in cash. As part of this transaction, a key employee of PCM was granted approximately $800,000 of the Company’s restricted stock. The grant is accounted for as compensation and is being amortized to equity compensation expense over three years, the vesting period. Dividends declared on the stock while unvested are recorded as a general and administrative expense. Dividends declared after the stock vests will be recorded as a distribution. For the three and six months ended June 30, 2014, $68,000 and $136,000 of amortization of this stock grant was recorded to equity compensation expense on the Company’s consolidated statement of income and $27,000 and $53,000 of expense related to dividends on unvested shares was recorded to general and administrative on the Company’s consolidated statement of income for the three and six months ended June 30, 2014. There was no such expense of the three and six months ended June 30, 2013.
The following table summarizes the status of the Company’s unvested stock options as of June 30, 2014:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	13,334	$6.40
Granted	—
Vested	(13,334)	6.40
Forfeited	—
Unvested at June 30, 2014	—	$—
The following table summarizes the status of the Company’s vested stock options as of June 30, 2014:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2014	627,332	$14.62
Vested	13,334	6.40
Exercised	—	—
Forfeited	—	—
Vested as of June 30, 2014	640,666	$14.45	1	$3
The outstanding stock options have a weighted average remaining contractual term of one year.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The components of equity compensation expense for the periods presented as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Options granted to Manager and non-employees	$—	$(4)	$(2)	$3
Restricted shares granted non-employees	1,784	2,102	3,213	5,652
Restricted shares granted employees	185	—	360	—
Restricted shares granted to non-employee directors	63	57	128	91
Total equity compensation expense	$2,032	$2,155	$3,699	$5,746
There was no incentive fee paid to the Manager for the three and six months ended June 30, 2014. During the three and six months ended June 30, 2013, the Manager was paid no incentive and 110,639 shares as incentive compensation valued at $653,000 pursuant to the Management Agreement, respectively. The incentive management fee is paid one quarter in arrears.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of June 30, 2014.  All awards are discretionary in nature and subject to approval by the Compensation Committee of the Company's board of directors.
NOTE 15 –EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic:
Net income allocable to common shares	$14,677	$6,533	$29,793	$18,059
Weighted average number of shares outstanding	126,952,493	120,738,176	126,288,516	112,508,254
Basic net income per share	$0.12	$0.05	$0.24	$0.16

Diluted:
Net income allocable to common shares	$14,677	$6,533	$29,793	$18,059
Weighted average number of shares outstanding	126,952,493	120,738,176	126,288,516	112,508,254
Additional shares due to assumed conversion of dilutive instruments	1,190,144	1,545,327	1,120,611	1,323,929
Adjusted weighted-average number of common shares outstanding	128,142,637	122,283,503	127,409,127	113,832,183
Diluted net income per share	$0.11	$0.05	$0.23	$0.16
Potentially dilutive shares relating to 17,907,939 shares issuable in connection with the Company's 6% Convertible Senior Notes (See Note 12) and other convertible debt for the three and six months ended June 30, 2014 and 640,666 shares for the three and six months ended June 30, 2013, respectively, were not included in the calculation of diluted net income per share because the effect was anti-dilutive. The conversion price of the 6.0% Convertible Senior Notes is computed by dividing the par value of the outstanding 6.0% convertible senior notes by the conversion ratio at issuance.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table, which is presented gross of tax, presents the changes in each component of accumulated other comprehensive income for the six months ended June 30, 2014 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Foreign Currency Translation	Accumulated other comprehensive loss
January 1, 2014	$(11,155)	$(3,084)	$196	$(14,043)
Other comprehensive gain (loss) before reclassifications	1,190	(1,490)	(180)	(480)
Amounts reclassified from accumulated other comprehensive income	142	4,187	—	4,329
Net current-period other comprehensive income	1,332	2,697	(180)	3,849
June 30, 2014	$(9,823)	$(387)	$16	$(10,194)
NOTE 17 – RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  On September 19, 2013, the Audit Committee of the Board of Directors of Resource America concluded that Resource America should consolidate the financial statements of the Company, which was previously treated as an unconsolidated variable interest entity. The Audit Committee reached this conclusion after consultations with the Office of the Chief Accountant of the Securities and Exchange Commission (the “Commission”) following comments received from the staff of the Division of Corporation Finance of the Commission and the Audit Committee's discussion with the Company's management and its independent registered public accounting firm. Resource America's Audit Committee noted that consolidation of the Company was not expected to materially affect Resource America's previously reported net income attributable to common shareholders. At June 30, 2014, Resource America owned 2,861,592 shares, or 2.2%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.
The Company is managed by the Manager, which is a wholly-owned subsidiary of Resource America, pursuant to a Management Agreement that provides for both base and incentive management fees.  For the three and six months ended June 30, 2014, the Manager earned base management fees of approximately $3.2 million and $6.1 million, respectively. For the three and six months ended June 30, 2013, the Manager earned base management fees of approximately $3.0 million and $5.6 million, respectively. No incentive management fees were earned for the three and six months ended June 30, 2014 or 2013.  The Company also reimburses the Manager and Resource America for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  For the three and six months ended June 30, 2014, the Company paid the Manager $1.4 million and $2.4 million, respectively, as expense reimbursements. For the three and six months ended June 30, 2013, the Company paid the Manager $955,000 and $1.8 million, respectively, as expense reimbursements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three and six months ended June 30, 2014, RCM earned no management fees.  RCM earned $266,000 in management fees during the first quarter of 2013 which was later reversed in the quarter ended June 30, 2013 due to unrealized losses recognized and the portfolio not exceeding a preferred return.  The Company has reinvested gains from its activity and holds $9.0 million in fair market value of trading securities as of June 30, 2014, a decrease of $2.6 million from $11.6 million at fair market value as of December 31, 2013.  The Company and RCM also established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  During the three and six months ended June 30, 2014, RCM earned no earnings from its share of the net profits as defined in the Investment Management Agreement. During the three and six months ended June 30, 2013, RCM earned $0 and $35,000, respectively, as its share of the net profits as defined in the Investment Management Agreement.  As of March 12, 2013, the Company was no longer required to maintain the escrow account, and it was agreed that no further amounts would be owed to RCM. The Company also reimburses RCM for expenses paid on the Company's behalf. For the three and six months ended June 30, 2014, the Company paid RCM $51,000 and $126,000, respectively, as expense reimbursements. For the three and six month ended June 30, 2013, the Company paid RCM $42,000 and $131,000, respectively, as expense reimbursements. The portfolio began a partial liquidation during the year ended December 31, 2013.
At June 30, 2014, the Company was indebted to the Manager for $1.8 million, comprised of base management fees of $1.2 million and expense reimbursements of $650,000.  At December 31, 2013, the Company was indebted to the Manager for $1.6 million, comprised of base management fees of $997,000 and expense reimbursements of $572,000. At June 30, 2014, the Company was indebted to RCM under the Company’s Investment Management Agreement for $229,000 for expense reimbursements.  At December 31, 2013, the Company was indebted to RCM under the Company’s Investment Management Agreement for $289,000, comprised of incentive management fees of $123,000 and expense reimbursements of $166,000.
During the year ended December 31, 2013, the Company, through one of its subsidiaries, began originating middle-market loans. Resource America is paid origination fees in connection with the Company’s middle-market lending operations, which fees may not exceed 2% of the loan balance for any loan originated.
On November 7, 2013, the Company, through a wholly-owned subsidiary, purchased all of the membership interests in Elevation Home Loans, LLC, a start-up residential mortgage company, from an employee of Resource America for $830,000, paid in the form of 136,659 shares of restricted Company common stock.  The restricted stock vests in full on November 7, 2016, and includes dividend equivalent rights.
The Company had executed seven securitizations as of June 30, 2014 and December 31, 2013, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitzation's entities and their assets. The Company substantially liquidated one of these CDOs in October 2013.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Principal payments of $715,000 were made during the six months ended June 30, 2014. During the quarter ended June 30, 2014, the Company recorded a $700,000 allowance for loan loss on this loan. The loan amount outstanding at June 30, 2014 and December 31, 2013 was $4.7 million and $5.7 million, respectively.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into the SPA with Eos (see Note 3). The Company’s resulting interest is accounted for under the equity method.  For the three and six months ended June 30, 2014 the Company recorded losses of $278,000 and $872,000, respectively. For the three and six months ended June 30, 2013, the Company recorded earnings of $304,000 and a loss of $32,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income.  The Company’s investment in LCC was valued at $40.1 million and $41.0 million as of June 30, 2014 and December 31, 2013, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (“ACM”), a former subsidiary of Resource America, was sold to CVC Credit Partners, LLC ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 33% interest. CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and six months ended June 30, 2014, CVC Credit Partners earned subordinated fees of $330,000 and $700,000, respectively. For three and six months ended June 30, 2013, CVC Credit Partners earned subordinated fees of $174,000 and $355,000, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.
In May, June and July 2013, the Company invested a total of $15.0 million in CVC Global Credit Opportunities Fund which generally invests in assets through the Master Fund (see Note 9). The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement given that the Company is a related party of CVC Credit Partners. For the three and six months ended June 30, 2014, the Company recorded earnings of $1.1 million and $2.0 million, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. For both the three and six months ended June 30, 2013, the Company recorded earnings of $93,000. The Company's investment balance of $18.1 million and $16.2 million as of June 30, 2014 and December 31, 2013, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  The Company had a receivable of $4,100 due from Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio as of June 30, 2014. The Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio as of December 31, 2013.
On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which matures on May 9, 2018, carries an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan, collateralized by a multi-family building, to equity. The loan was kept outstanding and continues to be used as collateral in RREF CDO 2006-1. RREM was appointed as the asset manager as of August 1, 2011. RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM is entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. The Company incurred fees payable to RREM for the three and six months ended June 30, 2014 in the amounts of $35,000 and $69,000, respectively. The Company incurred fees payable to RREM for the three and six months ended June 30, 2013 in the amounts of $34,000 and $69,000, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds an interest in a real estate joint venture) from Resource America for $2.1 million, its book value (see Note 9).  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the three and six months ended June 30, 2014, the Company paid RREM management fees of $1,000 and $6,000, respectively. For the three and six months ended June 30, 2013, the Company paid RREM management fees of $8,000 and $16,000, respectively. For the three and six months ended June 30, 2014, the Company recorded income of $869,000 and $1.7 million, respectively. For the three and six months ended June 30, 2013, the Company recorded losses of $101,000 and $214,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The investment balance was zero at both June 30, 2014 and December 31, 2013, and is classified as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, and RCP has options to extend the loan for two additional 12-month periods.  Principal payments of $391,000 were made during the six months ended June 30, 2014.  The loan balance was $558,000 and $950,000 at June 30, 2014 and December 31, 2013, respectively.
On June 21, 2011, the Company entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   The Company received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety. RREM was appointed as the asset manager of the venture.  RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM received an annual asset management fee equal to 4.0% of the gross receipts generated from the property.  The Company held a $975,000 preferred equity investment in SLH Partners as of December 31, 2013. The investment was sold in 2014 for a $1.0 million gain which is recorded on the Company's income statement in equity of earnings of unconsolidated subsidiaries.
On August 1, 2011, the Company, through RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  RREM was appointed as asset manager.  RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM was entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.  The Company incurred fees payable to RREM in the amount of $50,000 and $97,000 during the three and six months ended June 30, 2013, respectively. No fees were paid during the three and six months ended June 30, 2014 as the property was sold on September 30, 2013 for a gain of $16.6 million, which was recorded in gain on sale of real estate on the consolidated statements of income.
On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments. RREM acted as asset manager and was responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM received an annual asset management fee equal to 1% of outstanding contributions. No management fees were paid for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, the Company paid RREM management fees of $10,000 and $26,000, respectively. For the three and six months ended June 30, 2014, the Company recorded losses of $19,000 and $20,000, respectively. For the three and six months ended June 30, 2013, the Company recorded earnings of $19,000 and $43,000, respectively, which were recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. All condominiums were sold as of December 31, 2013.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

In December 2013, the Company closed RCC CRE Notes 2013, a $307.8 million real estate securitization that provides financing for commercial real estate loans. Resource Real Estate serves as special servicer. With respect to each Specialty Service Mortgage Loan, Resource Real Estate receives an amount equal to the product of (a) the Special Servicing Fee Rate, 0.25% per annum, and (b) the outstanding principal balance of such Specialty Service Mortgage Loan. The servicing fee is payable monthly, on an asset-by-asset basis. The Company utilizes the brokerage services of Resource Securities Inc. ("Resource Securities"), a wholly-owned broker-dealer subsidiary of Resource America, on a limited basis to conduct some of its asset trades. The Company paid Resource Securities a $205,000 placement agent fee in connection with this transaction.
Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.   For the three and six months ended June 30, 2014, the Company paid Ledgewood $120,000 and $158,000, respectively, in connection with legal services rendered to the Company. For the three and six months ended June 30, 2013, the Company paid Ledgewood $40,000 and $86,000, respectively, in connection with legal services rendered to the Company.
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
The following tables presents dividends declared (on a per share basis) for the three and six months ended June 30, 2014.

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2014
March 31	April 28	$25,663	$0.20
June 30	July 28	$26,179	$0.20

Preferred Stock
Series A				Series B				Series C
	Date Paid	Total Dividend Paid	Dividend Per Share		Date Paid	Total Dividend Paid	Dividend Per Share		Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)				(in thousands)				(in thousands)
2014				2014				2014
March 31	April 30	$463	$0.53125	March 31	April 30	$2,057	$0.515625
June 30	July 30	$537	$0.53125	June 30	July 30	$2,378	$0.515625	June 30	July 30	$1,437	$0.299479

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

	Level 1	Level 2	Level 3	Total
As of June 30, 2014
Assets:
Investment securities, trading	$—	$—	$8,951	$8,951
Investment securities available-for-sale	1,886	1,581	261,036	264,503
CMBS - linked transactions	—	—	13,676	13,676
Derivatives (net)	—	755	—	755
Total assets at fair value	$1,886	$2,336	$283,663	$287,885

Liabilities:
Derivatives (net)	$—	$785	$9,070	$9,855
Total liabilities at fair value	$—	$785	$9,070	$9,855

As of December 31, 2013
Assets:
Investment securities, trading	$—	$—	$11,558	$11,558
Investment securities available-for-sale	2,370	92	207,375	209,837
CMBS - linked transactions	—	—	30,066	30,066
Total assets at fair value	$2,370	$92	$248,999	$251,461

Liabilities:
Derivatives (net)	$—	$395	$10,191	$10,586
Total liabilities at fair value	$—	$395	$10,191	$10,586

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS including Linked Transactions	ABS	RMBS	Structured Finance	Total
Balance, January 1, 2014	$210,785	$26,656	$451	$11,107	$248,999
Included in earnings	(720)	470	—	379	129
Purchases	93,291	37,397	31,058	—	161,746
Sales	(99,151)	(2,494)	—	(758)	(102,403)
Paydowns	(25,435)	(5,403)	(18)	—	(30,856)
Issuances	—	—	—	—	—
Settlements	—	—	—	—	—
Included in OCI	7,280	1,388	(511)	(2,109)	6,048
Transfers out of Level 2	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Balance, June 30, 2014	$186,050	$58,014	$30,980	$8,619	$283,663

In accordance with ASC 820-10-50-2-bbb, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the Company. As such, the Company has not disclosed such information associated with fair values obtained from third-party pricing sources. Because the Company was not able to obtain significant observable inputs and market data points due to a change in methodology whereby the Company began using a third party valuation firm to determine fair value, the Company reclassified $94.9 million of CMBS (including certain CMBS accounted for as linked transactions, to Level 3 during the year ended December 31, 2013.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2014	$10,191
Unrealized losses – included in accumulated other comprehensive income	(1,121)
Ending balance, June 30, 2014	$9,070
The Company had no losses included in earnings due to the other-than-temporary impairment charges during the three and six months ended June 30, 2014, respectively. The Company had $535,000 and $21,000 of losses included in earnings due to the other-than-temporary impairment charges during the three and six months ended June 30, 2013, respectively. These losses are included in the consolidated statements of income as net impairment losses recognized in earnings.
Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as nonrecurring Level 2.  For the Company’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the three and six months ended June 30, 2014 was $0 and $440,000, respectively. For the three and six months ended June 30, 2013, nonrecurring fair value losses for impaired loans was $2.4 million and $3.0 million, respectively, and is included in the consolidated statements of income as provision for loan and lease losses.
The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2014
Assets:
Loans held for sale	$—	$15,427	$24,859	$40,286
Impaired loans	—	1,125	5,200	6,325
Total assets at fair value	$—	$16,552	$30,059	$46,611

As of December 31, 2013
Assets:
Loans held for sale	$—	$6,850	$15,066	$21,916
Impaired loans	—	225	—	225
Total assets at fair value	$—	$7,075	$15,066	$22,141
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$9,070	Discounted cash flow	Weighted average credit spreads	5.12%
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
JUNE 30, 2014
(unaudited)

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
The Company elected the fair value option for Moselle, CLO upon consolidation in 2014. The fair value option was elected for this CLO due to the relative pricing visibility on both the underlying assets and the notes of the CLO. Additionally, the Company believes the fair value option also better reflects the nature and intent of management's investment in this vehicle. The Company recorded a gain of $1.3 million on the fair value of loans of Moselle CLO and a loss of $430,000 on the fair value of the notes of Moselle CLO as Net realized and unrealized gain/(loss) on investment securities available-for-sale and loans for the three months ended June 30, 2014 on the consolidated statement of income. The interest income recorded to Interest income - Loans on the consolidated income statement and the interest expense recorded to Interest expense on the consolidated income statement were calculated at the coupon rate. At June 30, 2014 there were no significant gains or losses for the assets or liabilities due to credit risk.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2014
Loans held-for-investment (1)	$1,740,656	$1,732,134	$—	$704,319	$1,027,815
Loans receivable-related party	$4,751	$4,751	$—	$—	$4,751
CDO notes (2)	$1,108,287	$1,020,334	$—	$1,020,334	$—
Junior subordinated notes	$51,104	$17,598	$—	$—	$17,598
Repurchase agreements	$312,893	$312,893	$—	$—	$312,893

As of December 31, 2013
Loans held-for-investment	$1,369,526	$1,358,434	$—	$545,352	$813,082
Loans receivable-related party	$6,966	$6,966	$—	$—	$6,966
CDO notes	$1,070,339	$653,617	$—	$653,617	$—
Junior subordinated notes	$51,005	$17,499	$—	$—	$17,499
Repurchase agreements	$77,304	$77,304	$—	$—	$77,304

(1)	Contains loans for which the fair value option was elected with an unpaid principal balance of $124.9 million and a fair value of $120.8 million at June 30, 2014.

(2)	Contains CDO notes for which the fair value option was elected with an unpaid principal balance of $143 million and a fair value of $140.2 million at June 30, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
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
At June 30, 2014, the Company had 10 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.12% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $125.4 million at June 30, 2014.  The counterparties for the Company’s designated interest rate hedge contracts at such date were Credit Suisse International and Wells Fargo, with which the Company had master netting agreements.
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
The estimated fair value of the Company’s interest rate swaps was ($9.4) million and ($10.6) million as of June 30, 2014 and December 31, 2013, respectively.  The Company had aggregate unrealized losses of $9.8 million and $10.8 million on the interest rate swap agreements as of June 30, 2014 and December 31, 2013, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the original term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.
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
JUNE 30, 2014
(unaudited)

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
The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of income for the years presented:

Fair Value of Derivative Instruments as of June 30, 2014
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$46,612	Derivatives, at fair value	$990
Forward sales commitments	$750	Derivatives, at fair value	$1

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$125,431	Derivatives, at fair value	$9,396
Interest rate lock agreements	$—	Derivatives, at fair value	$—
Forward sale commitments	$57,429	Derivatives, at fair value	$459

Interest rate swap contracts	$125,431	Accumulated other comprehensive loss	$9,396

The Effect of Derivative Instruments on the Statements of Income for the
Six Months Ended June 30, 2014
(in thousands)

	Liability Derivatives
	Notional Amount	Statement of Income Location	Unrealized Loss (1)
Interest rate swap contracts	$125,431	Interest expense	$3,267
Interest rate lock agreements	$46,612	Net realized gain on sales of investment securities available-for-sale and loans	$990
Forward sales commitments	$58,179	Net realized gain on sales of investment securities available-for-sale and loans	$458

(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of income line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

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
The following tables present certain information about the CMBS and repurchase agreements underlying the Company's linked transactions at June 30, 2014 and December 31, 2013.
Fair Value of Derivative Instruments
(in thousands)

	Asset Derivatives
	Designation	Balance Sheet Location	Fair Value
As of June 30, 2014
Linked transactions at fair value	Non-Hedging	Linked transactions, net at fair value	$13,676
As of December 31, 2013
Linked transactions at fair value	Non-Hedging	Linked transactions, net at fair value	$30,066
.
The Effect of Derivative Instruments on the Statement of Income for the
Six Months Ended June 30, 2014
(in thousands)

	Asset Derivatives
	Designation	Statement of Income Location	Revenues (1)
Linked transactions at fair value, 2014	Non-Hedging	Unrealized (loss) gain and net interest income on linked transactions, net	$7,317
Linked transactions at fair value, 2013	Non-Hedging	Unrealized (loss) gain and net interest income on linked transactions, net	$(5,504)

(1)	Negative values indicate a decrease to the associated balance sheets or consolidated statements of income line items.

The following table presents certain information about the components of the unrealized (losses) gains and net interest income from linked transactions, net, included in the Company's consolidated statements of income for the periods presented as follows ( in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Components of Unrealized Net (Losses) Gains and Net Interest Income
Income from Linked Transactions
Interest income attributable to CMBS underlying linked transactions	$1,078	$756	$2,009	$1,204
Interest expense attributable to linked repurchase agreement borrowings underlying linked transactions	(226)	(207)	(615)	(323)
Change in fair value of linked transactions included in earnings	4,160	(5,794)	5,923	(6,385)
Unrealized net (losses) gains and net interest income from linked transactions	$5,012	$(5,245)	$7,317	$(5,504)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2014
CMBS linked transactions	$41,495	$815	$(40)	$42,270

As of December 31, 2013
CMBS linked transactions	$99,493	$446	$(6,116)	$93,823
The following table summarizes the estimated maturities of the Company’s CMBS linked transactions according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
June 30, 2014
Less than one year	$—	$—	—%
Greater than one year and less than five years	34,235	33,864	5.32%
Greater than five years and less than ten years	8,035	7,631	4.22%
Greater than ten years	—	—	—%
Total	$42,270	$41,495	5.12%

December 31, 2013
Less than one year	$540	$540	5.58%
Greater than one year and less than five years	26,120	26,516	5.32%
Greater than five years and less than ten years	53,688	57,282	3.35%
Greater than ten years	13,475	15,155	3.34%
Total	$93,823	$99,493	3.84%

The following table shows the fair value, gross unrealized losses and the length of time the investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2014
CMBS linked transactions	$6,205	$(8)	$762	$(32)	$6,967	$(40)

As of December 31, 2013
CMBS linked transactions	$70,727	$(5,198)	$9,318	$(918)	$80,045	$(6,116)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table summarizes the Company's CMBS linked transactions at fair value (in thousands, except percentages):

	December 31, 2013	Net Purchase (Sales)	Upgrades/Downgrades	Paydowns	MTM Change on Same Ratings	June 30, 2014
Moody's Ratings Category:
Aaa	$26,682	$(18,704)	$—	$(21)	$555	$8,512
Aa1 through Aa3	8,919	(9,589)	—		670	—
A1 through A3	—	—	—		—	—
Baa1 through Baa3	6,473	—	—		90	6,563
Ba1 through Ba3	10,310	(10,768)	—		458	—
B1 through B3	12,155	455	—		744	13,354
Non-Rated	29,284	(16,334)	—		891	13,841
Total	$93,823	$(54,940)	$—	$(21)	$3,408	$42,270

S&P Ratings Category:
AAA	$17,642	$(9,773)	$—	$(21)	$(98)	$7,750
BBB+ through BBB-	9,953	—	—	—	206	10,159
BB+ through BB-	2,865	127	—	—	235	3,227
B+ through B-	19,619	(2,745)	—	—	722	17,596
CCC+ through CCC-	—	2,776	—	—	—	2,776
Non-Rated	43,744	(45,325)	—	—	2,343	762
Total	$93,823	$(54,940)	$—	$(21)	$3,408	$42,270

The following table summarizes the Company's CMBS linked repurchase agreements (in thousands, except percentages):

	As of June 30, 2014		As of December 31, 2013
Maturity or Repricing	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$28,702	1.45%	$64,094	1.25%
>30 days to 90 days	—	—%	—	—%
Total	$28,702	1.45%	$64,094	1.25%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

NOTE 21 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The Company has no offsetting of financial assets. The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities for the periods presented as follows (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged (2)	(v) = (iii) - (iv) Net Amount
As of June 30, 2014
Derivative hedging instruments, at fair value (3)	$9,396	$—	$9,396	$—	$500	$8,896
Repurchase agreements (4)	312,890	—	312,890	312,890	—	—
Total	$322,286	$—	$322,286	$312,890	$500	$8,896

As of December 31, 2013
Derivative hedging instruments, at fair value (3)	$10,586	$—	$10,586	$—	$500	$10,086
Repurchase agreements (4)	91,931	—	91,931	91,931	—	—
Total	$102,517	$—	$102,517	$91,931	$500	$10,086

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions.

(2)	Amounts represent amounts pledged as collateral against derivative transactions.

(3)	The fair value of securities pledged against the Company's swaps was $2.7 million and $3.5 million at June 30, 2014 and December 31, 2013, respectively.

(4)	The fair value of securities pledged against the Company's repurchase agreements was $434.2 million and $121.6 million at June 30, 2014 and December 31, 2013, respectively.
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

NOTE 22 – COMMITMENTS AND CONTINGENCIES
From time to time, the Company may become involved in litigation on various matters, including disputes arising out of loans in the Company's portfolio and agreements to purchase or sell assets. Given the nature of the Company's business activities, the Company considers these to be routine in the conduct of its business. The resolution of these various matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations.  Alternately, the Company may engage in settlement discussions on certain matters in order to avoid the additional costs of engaging in litigation.
The Company is unaware of any contingencies arising from such routine litigation that would require accrual or disclosure in the consolidated financial statements as of June 30, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

NOTE 23 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:
The Company received $3.1 million in proceeds from the issuance of 549,788 shares of common stock through the Company's dividend reinvestment plan during July 2014.
Effective July 3, 2014, PCM closed a $75.0 million facility with Wells Fargo comprised of a $25.0 million maximum committed amount and a maximum uncommitted amount of $50.0 million, terminating on July 2, 2015.
On July 30, 2014, the Company closed Resource Capital Corp. 2014-CRE2, Ltd., a $354 million real estate securitization that provides financing for commercial real estate loans. At closing, the Company was able to pay down the Wells Fargo CRE term repurchase facility and the Deutsche Bank term repurchase facility by $217.8 million and $20.4 million, respectively.

(Back to Index)

(Back to Index)

ITEM 2 .	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward-looking statements.  Additionally, please see “Forward-Looking Statements” and “Risk Factors” for a discussion of certain risks, uncertainties and assumptions associated with those statements included in our 2013 Form 10-K.
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
We are externally managed by Resource Capital Manager, Inc., or the Manager, an indirect wholly-owned subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, financial fund management and commercial finance operating segments.  As of June 30, 2014, Resource America managed approximately $18.9 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets, from management of assets and from hedging interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt securities, commercial mortgage-backed securities, or CMBS, bank loans, middle market loans, other asset-backed securities, or ABS, and structured note investments.  We also generate revenues from the rental and other income from real properties we own, from management of externally originated bank loans, from our residential mortgage origination business (acquired in October 2013), and from our investment in an equipment leasing business.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loan, CMBS and ABS portfolios, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and collateralized loan obligations, or CLOs, and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as long-term financing sources.  Our other term financing has consisted of long-term, match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.

Having gained traction in 2013, the economic environment has continued to be positive in the United States during 2014, which resulted in several positive operating developments for us. Our ability to access the capital markets continued to improve, as evidenced by our Series C preferred stock offering in June 2014, resulting in net proceeds at issuance to us of $116.2 million, and by the success of our dividend reinvestment and share purchase program, or DRIP, which raised $14.6 million in the six months ended June 30, 2014. In addition, we supplemented our common equity issuances with issuances of preferred stock through an at-the-market program, which resulted in proceeds of $33.0 million in the six months ended June 30, 2014. This brought our total net proceeds raised through our capital markets efforts to $163.3 million in 2014 to date, after underwriting discounts and commissions and other offering expenses.

(Back to Index)

(Back to Index)

Although economic conditions in the United States have improved, previous conditions in real estate and credit markets continue to affect both us and a number of our commercial real estate borrowers.  Over a period of several years, we entered into loan modifications with respect to 16 of our outstanding commercial real estate loans.  During the past 18 months, we have adjusted our provision for loan losses to reflect the effect of these conditions on our borrowers as well as, where necessary, market-related temporary adjustments to the market valuations of both CMBS and ABS in our investment portfolio.  However, during 2013 and continuing through June 30, 2014, the improved economic conditions have led to a stabilization in the credit quality of our portfolio and, as a result, our provision for loan losses has decreased significantly in 2014. For the six months ended June 30, 2014, we have a net benefit in the provision for loan losses of $3.2 million, primarily due to the successful refinancing of a commercial real estate loan position on which we had previously established a significant reserve for credit loss. Other comprehensive income saw a decline of $3.8 million due to write downs in the marks on our available for sale securities and interest rate derivatives portfolios as of June 30, 2014 .  While we believe we have appropriately valued the assets in our investment portfolio at June 30, 2014, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.
We have been able to establish and maintain two financing arrangements to provide capital for our growing commercial real estate lending business, as evidenced by a $250.0 million facility with Wells Fargo Bank and a $200.0 million facility with Deutsche Bank Ag, or DB. We continue to engage in discussions with potential financing sources about providing or expanding commercial real estate term financing to augment and cautiously grow our loan and security portfolios. We have expanded our borrowings with the use of term and additional repurchase agreements and are using them primarily to finance newly underwritten commercial real estate loans and to purchase highly rated CMBS. We anticipate replacing these short-term borrowings with longer term financing in the form of securitization borrowings as we did in December 2013 with the closing of a $307.8 million commercial real estate, or CRE, securitization. We continued this match-funded trend by closing our second CRE securitization of the last 8 months on July 30, 2014, a $354 million CLO. We believe this indicates a marketplace recognition of our ability to originate and structure high-quality transitional commercial real estate loans. However, we caution investors that even as financing through the credit markets becomes more available, we may not be able to obtain economically favorable terms.
With respect to our investments and investment portfolio growth, we continued to see increased opportunities to deploy our capital. During 2013 and through June 30, 2014, we have underwritten 37 new CRE loans for a total of $610.5 million. These loans were in part financed through our CRE term facilities, our legacy CRE CDOs, and our new CRE securitizations.  We also purchased 20 newly underwritten CMBS for $47.1 million during the same time period all of which were financed with a Wells Fargo facility. In addition, we purchased 23 CMBS bonds for $101.9 million that were financed by short-term repurchase agreements and also purchased seven CMBS bonds for $43.9 million where no debt financing sources were utilized. We have used recycled capital in our bank loan CLO structures to make new investments at discounts to par.  We expect that the reinvested capital and related discounts will produce additional income as the discounts are accreted into interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CLO structures since we receive credit in these structures for these investments at par.  From net discounts of approximately $4.0 million at June 30, 2014, we recognized income of approximately $889,000 in our bank loan CLO portfolio in the quarter ended June 30, 2014 and expect to accrete approximately $581,000 into income for the remainder of calendar year 2014. However, we have no further capacity in three of our bank loan CLOs, and two real estate CDOs have ended their reinvestment periods. We intend to use the existing capacity in our CMBS and CRE term credit facilities with Wells Fargo of $67.8 million and $250 million, respectively, and with Deutsche Bank of $200 million, as of July 31, 2014 to help finance new CRE loans and CMBS investments.
Conversely, we also saw a decline in our commercial finance assets, as two of our bank loan CLOs were substantially liquidated in 2013 and three of our bank loan CLOs have matured and, as the collateral assets pay down, the proceeds are used to pay down the associated debt.  This trend resulted in a substantial decline in our net interest income from bank loans in 2013, which continued into the second quarter of 2014. We began to mitigate this trend by investing in new CLOs in late 2013 and early 2014. We further expect to mitigate this trend by deploying capital into our middle-market lending business, the loans of which are similar in nature to bank loans, and in our growing commercial real estate lending platform.
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

(Back to Index)

(Back to Index)

On October 31, 2013, we, through RCC Residential, Inc., our newly-formed taxable REIT subsidiary, acquired a residential mortgage origination company, Primary Capital Mortgage, LLC or PCM, (formerly known as Primary Capital Advisors LLC), an Atlanta-based firm for $7.6 million in cash. In addition, a key employee of PCM was granted approximately $800,000 in shares of our common stock that was subsequently accounted for as compensation.  The shares of common stock were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Of the $7.6 million cash consideration, $1.8 million was set aside in an escrow account as a contingency for potential purchase price adjustments.  Our acquisition of PCM represents a return to the residential mortgage investment market by providing us with our first residential mortgage origination platform. We intend to cautiously expand this business over the next 12 to 18 months while adding infrastructure, staff and new technology. Also, on June 30, 2014, we closed a residential jumbo loan-backed securitization where we retained approximately $30.0 million of the structure's mezzanine securities.
In the latter half of 2013, we seeded a middle market lending operation operated by our Manager with funds to invest on our behalf. These funds were derived from proceeds of sales from a partial liquidation of our trading portfolio. Our first investments were in bank loans purchased in the secondary market; however, in December 2013, we closed on a self-originated loan.  We made additional investments of $63.4 million in the first six months of 2014, which is a trend we expect to continue through 2014, which will also help mitigate the revenues lost as a result of the liquidation and run-off of several bank loan CLOs.
As of June 30, 2014, we had invested 68% of our portfolio in CRE assets, 31% in commercial bank loans and 1% in other assets. As of December 31, 2013, we had invested 83% of our portfolio in CRE assets, 15% in commercial bank loans and 2% in other assets.
Results of Operations
Our net income allocable to common shares for the three and six months ended June 30, 2014 was $14.7 million or $0.12 per share-basic ($0.11 per share-diluted) and $29.8 million or $0.24 per share-basic ($0.23 per share-diluted), respectively, as compared to net income allocable to common shares of $6.5 million, or $0.05 per share (basic and diluted), respectively, and $18.1 million or $0.16 per share (basic and diluted) for the three and six months ended June 30, 2013.
Interest Income
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Interest income from loans:
Bank loans	$9,199	$15,359	$16,042	$33,203
Commercial real estate loans	17,020	10,825	30,406	20,793
Total interest income from loans	26,219	26,184	46,448	53,996

Interest income from securities:
CMBS-private placement	2,799	2,818	6,428	5,605
ABS	490	299	785	767
Corporate bonds	67	299	115	597
Residential mortgage-backed securities, or RMBS	35	480	67	569
Total interest income from securities	3,391	3,896	7,395	7,538

Interest income - other:
Preference payments on structured notes (1)	918	548	3,698	2,360
Temporary investment in over-night repurchase agreements	64	87	136	141
Total interest income - other	982	635	3,834	2,501
Total interest income	$30,592	$30,715	$57,677	$64,035

(Back to Index)

(Back to Index)

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	5.10%	$695,056	5.75%	$1,052,222
Commercial real estate loans	6.59%	$1,031,698	5.95%	$734,497

Interest income from securities:
CMBS-private placement	5.41%	$206,045	4.86%	$228,520
ABS	4.78%	$41,500	4.45%	$26,606
Corporate bonds	8.57%	$3,132	3.62%	$33,210
RMBS	1.49%	$9,229	13.47%	$14,266

Preference payments on structured notes	9.98%	$36,774	5.02%	$43,695

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	5.02%	$627,837	5.91%	$1,116,192
Commercial real estate loans	6.03%	$971,634	5.80%	$719,688

Interest income from securities:
CMBS-private placement	5.93%	$216,019	4.98%	$217,384
ABS	4.75%	$33,281	5.69%	$26,895
Corporate bonds	8.35%	$2,748	3.53%	$33,773
RMBS	1.45%	$9,234	7.35%	$15,487

Preference payments on structured notes	22.50%	$32,870	11.07%	$42,616

(Back to Index)

(Back to Index)

The following tables summarize interest income for the periods indicated (in thousands, except percentages):

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
Three Months Ended June 30, 2014
Bank loans	4.51%	$(2,107)	$727	$8,201	$271	$9,199
Commercial real estate loans	5.72%	$(4,954)	10	15,139	1,871	17,020
Total interest income from loans			737	23,340	2,142	26,219
CMBS-private placement	3.79%	$(4,625)	632	2,167	—	2,799
RMBS			—	35	—	35
ABS	3.25%	$(1,988)	149	341	—	490
Corporate bonds	6.42%	$(96)	17	50	—	67
Total interest income from securities			798	2,593	—	3,391
Preference payments on structured notes	N/A	N/A	—	918	—	918
Other			—	64	—	64
Total interest income - other			—	982	—	982
Total interest income			$1,535	$26,915	$2,142	$30,592
Three Months Ended June 30, 2013
Bank loans	4.26%	$(14,456)	$2,842	$11,452	$1,065	$15,359
Commercial real estate loans	5.70%	$(2,594)	9	10,311	505	10,825
Total interest income from loans			2,851	21,763	1,570	26,184
CMBS-private placement	3.73%	$(7,135)	547	2,271	—	2,818
RMBS			—	480	—	480
ABS	2.73%	$(2,788)	158	141	—	299
Corporate bonds	3.69%	$425	(6)	305	—	299
Total interest income from securities			699	3,197	—	3,896
Preference payments on structured notes	N/A	N/A	—	548	—	548
Other			—	87	—	87
Total interest income - other			—	635	—	635
Total interest income			$3,550	$25,595	$1,570	$30,715

(Back to Index)

(Back to Index)

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
Six Months Ended June 30, 2014
Bank loans	4.47%	$(2,107)	$1,285	$14,238	$519	$16,042
Commercial real estate loans	5.64%	$(4,954)	19	28,368	2,019	30,406
Total interest income from loans			1,304	42,606	2,538	46,448
CMBS-private placement	3.79%	$(4,625)	1,224	5,204	—	6,428
RMBS			—	67	—	67
ABS	2.73%	$(1,988)	326	459	—	785
Corporate bonds	6.65%	$(96)	23	92	—	115
Total interest income from securities			1,573	5,822	—	7,395
Preference payments on structured notes			—	3,698	—	3,698
Other			—	136	—	136
Total interest income - other			—	3,834	—	3,834
Total interest income			$2,877	$52,262	$2,538	$57,677
Six Months Ended June 30, 2013
Bank loans	4.30%	$(14,456)	$6,912	$24,262	$2,029	$33,203
Commercial real estate loans	5.57%	$(2,594)	17	19,780	996	20,793
Total interest income from loans			6,929	44,042	3,025	53,996
CMBS-private placement	3.77%	$(7,135)	1,152	4,453	—	5,605
RMBS			—	569	—	569
ABS	2.05%	$(2,788)	348	419	—	767
Corporate bonds	3.61%	$(96)	(13)	610	—	597
Total interest income from securities			1,487	6,051	—	7,538
Preference payments on structured notes			—	2,360	—	2,360
Other			—	141	—	141
Total interest income - other			—	2,501	—	2,501
Total interest income			$8,416	$52,594	$3,025	$64,035

(Back to Index)

(Back to Index)

Three and Six Months Ended June 30, 2014 as compared to Three and Six Months Ended June 30, 2013
Aggregate interest income decreased $123,000 (0.4%) and $6.4 million (10%) to $30.6 million and $57.7 million for the three and six months ended June 30, 2014, respectively, from $30.7 million and $64.0 million for the three and six months ended June 30, 2013. respectively. We attribute these decreases to the following:
Interest Income from Loans. Aggregate interest income from loans increased $35,000 (0%) and decreased $7.5 million (14%) to $26.2 million and $46.4 million for the three and six months ended June 30, 2014, respectively, from $26.2 million and $54.0 million for the three and six months ended June 30, 2013, respectively.
Interest income on bank loans decreased $6.2 million (40%) and $17.2 million (52%) to $9.2 million and $16.0 million for the three and six months ended June 30, 2014, respectively, from $15.4 million and $33.2 million for the three and six months ended June 30, 2013, which principally was the result of the following:

•
a decrease of $357.2 million and $488.4 million in the weighted average loan balance to $695.1 million and $627.8 million for the three and six months ended June 30, 2014, respectively, from $1.1 billion and $1.1 billion for the three and six months ended June 30, 2013, respectively, principally due to the liquidation of two of our CLOs, Apidos CLO VIII and Whitney CLO I, in September 2013 and October 2013, respectively. In addition, two of our remaining CLOs (Apidos CLO I and Apidos CLO III) reached the end of their reinvestment periods in prior years and, as a result, any principal collected is used to pay down notes instead of being reinvested in new assets. This decrease in the weighted average balance of assets was partially offset by our consolidation of Moselle CLO in 2014; and

•
a decrease in the weighted average yield to 5.10% and 5.02% for the three and six months ended June 30, 2014, respectively, as compared to 5.75% and 5.91% for the three and six months ended June 30, 2013, respectively, primarily as a result of the decrease in accretion income from Apidos CLO VIII and Whitney CLO I as a result of their liquidation, as well as a decrease in accretion income from Apidos CDO I and Apidos CDO III resulting from decreasing asset and unamortized discount balances.

Interest income on commercial real estate, or CRE, loans increased $6.2 million (57%) and $9.6 million (46%) to $17.0 million and $30.4 million for the three and six months ended June 30, 2014, respectively, as compared to $10.8 million and $20.8 million for the three and six months ended June 30, 2013, respectively.  These increases are a result of the following combination of factors:

•
an increase of $297.2 million and $251.9 million in the weighted average loan balance to $1.0 billion and $971.6 million for the three and six months ended June 30, 2014, respectively, from $734.5 million and $719.7 million for the three and six months ended June 30, 2013, respectively, as we continued to originate new loans for our CRE securitization, that closed in both in December 2013 and July 2014; and

•
an increase in the weighted average yield to 6.59% and 6.03% during the three and six months ended June 30, 2014 from 5.95% and 5.80% during the three and six months ended June 30, 2013, respectively, primarily as a result of increased exit fees predominantly from a $1.6 million exit fee collected on a legacy loan that paid off during the three months ended June 30, 2014.

Interest Income from Securities.  Aggregate interest income from securities decreased $505,000 (13%) and 143,000 (2%) to $3.4 million and $7.4 million for the three and six months ended June 30, 2014, respectively, from $3.9 million and $7.5 million for the three and six months ended June 30, 2013, respectively.  The decreases in interest income from securities resulted principally from the following:
Interest income on CMBS-private placement decreased $19,000 (1%) and increased $823,000 (15%) to $2.8 million and $6.4 million for the three and six months ended June 30, 2014 as compared to $2.8 million and $5.6 million for the three and six months ended June 30, 2013, respectively.  The changes resulted from the following:

•
decreases of $22.5 million and $1.4 million in the weighted average balance of assets to $206.0 million and $216.0 million during the three and six months ended June 30, 2014, respectively, from $228.5 million and $217.4 million for the three and six months ended June 30, 2013, respectively, primarily as a result of the sale of 3 assests during the three months ended June 30, 2014; and

•
an increase in the weighted average yield of assets to 5.41% and 5.93% for the three and six months ended June 30, 2014, respectively, from 4.86% and 4.98% for the three and six months ended June 30, 2013, respectively, primarily as a result of the collection of $730,000 in interest shortfalls on an impaired bond during the six months ended June 30, 2014 and to a lesser extent, an increase in accretion income as a result of new assets purchased at discounts.

(Back to Index)

(Back to Index)

Interest income from ABS increased $191,000 (64%) and $18,000 2% to $490,000 and $785,000 for the three and six months ended June 30, 2014, respectively, from $299,000 and $767,000 for the three and six months ended June 30, 2013, respectively. The increases are a result of of the following:

•
increases of $14.9 million and $6.4 million in the weighted average asset balances to $41.5 million and $33.3 million for the three and six months ended June 30, 2014, respectively, from $26.6 million and $26.9 million for the three and six months ended June 30, 2013, respectively, primarily as a result of the consolidation of Moselle. This increase was partially offset by asset paydowns and sales in 2013 and 2014; and

•
increase in the weighted average yield during the three months ended June 30, 2014 to 4.78% from 4.45% for the three months ended June 30, 2013 was due primarily to an increase in the weighted average coupon due to the mix of assets as a result of the consolidation of Moselle CLO as well as other purchases during 2014. The decrease in the weighted average yield to 4.75% for the six months ended June 30, 2014 from 5.69% for the six months ended June 30, 2013 partially offset the increase in interest income for the six months ended June 30, 2014 and was primarily the result of a decrease in cash based income from a defaulted security whereby we received a total of $141,000 during the three months ended March 31, 2013.

Interest income from corporate bonds decreased $232,000 (78%) and $482,000 (81)% to $67,000 and $115,000 for the three and six months ended June 30, 2014, respectively, from $299,000 and $597,000 for the three and six months ended June 30, 2013, respectively, and was the result of the liquidation of Whitney CLO I in October 2013. In October 2012 and in May 2013, we purchased of 66.6% and 1.7%, respectively, of the equity in Whitney CLO I which resulted in us consolidating this entity that held a small portfolio corporate bonds.
Interest income from RMBS decreased ($445,000) (93%) and ($502,000) (88%) to $35,000 and $67,000 for the three and six months ended June 30, 2014, respectively, from $480,000 and $569,000 for the three and six months ended June 30, 2013, respectively, and was the result of the sale of two RMBS on June 30, 2013.
Interest Income - Other.  Aggregate interest income-other increased $347,000 (55%) and $1.3 million (53%) to $982,000 and $3.8 million for the three and six months ended June 30, 2014, respectively, as compared to $635,000 and $2.5 million for the three and six months ended June 30, 2013, respectively. Substantially all of this increase is related to the incremental interest income provided by new assets purchased at the end of 2013 and in 2014.
Interest Expense
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest expense:
Bank loans	$1,798	$5,489	$3,263	$11,117
Commercial real estate loans	3,944	2,066	7,266	4,123
CMBS-private placement	308	216	610	431
Hedging instruments	1,641	1,738	3,267	3,388
Securitized borrowings	180	880	180	1,759
6.0% Convertible senior notes	2,145	—	4,473	—
General	594	745	1,188	1,481
Total interest expense	$10,610	$11,134	$20,247	$22,299

(Back to Index)

(Back to Index)

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest expense:
Bank loans	1.10%	$635,576	1.94%	$1,115,313
Commercial real estate loans	2.18%	$742,858	2.11%	$388,810
CMBS-private placement	2.58%	$45,234	1.75%	$49,486
Hedging instruments	5.32%	$121,533	5.46%	$124,281
Securitized borrowings (1)	19.64%	$6,379	14.73%	$24,058
6.0% Convertible senior notes	7.46%	$115,000	N/A	N/A
General	4.57%	$51,548	4.52%	$65,148

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest expense:
Bank loans	1.10%	$582,123	1.89%	$1,166,702
Commercial real estate loans	2.12%	$714,495	2.07%	$397,733
CMBS-private placement	2.56%	$47,108	1.79%	$46,611
Hedging instruments	5.30%	$122,104	5.32%	$124,590
Securitized borrowings (1)	9.82%	$6,379	14.75%	$24,533
6.0% Convertible senior notes	7.78%	$115,000	N/A	N/A
General	4.59%	$51,548	4.53%	$65,148

(1)    Yield does not include $133,000 of interest expense related to a final true-up for the Whitney CLO liquidation.

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
Three Months Ended June 30, 2014
Bank loans	0.98%	$64	$190	$1,608	$1,798
Commercial real estate loans	1.82%	$4,472	681	3,263	3,944
CMBS-private placement	1.36%	$—	—	308	308
Hedging	5.08%	$64	—	1,641	1,641
Securitized borrowings	—%	$—	—	180	180
6.0% Convertible Senior Notes	6.00%	$7,450	420	1,725	2,145
General	4.18%	$444	50	544	594
Total interest expense			$1,341	$9,269	$10,610

Three Months Ended June 30, 2013
Bank loans	1.40%	$5,813	$627	$4,862	$5,489
Commercial real estate loans	1.36%	$2,384	494	1,572	2,066
CMBS-private placement	1.45%	$82	35	181	216
Hedging	5.02%	$714	—	1,738	1,738
Securitized borrowings	14.73%	$—	—	880	880
6.0% Convertible Senior Notes	N/A	N/A	—	—	—
General	4.23%	$640	49	696	745
Total interest expense			$1,205	$9,929	$11,134

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
Six Months Ended June 30, 2014
Bank loans	0.96%	$64	$418	$2,845	$3,263
Commercial real estate loans	1.74%	$4,472	1,406	5,860	7,266
CMBS-private placement	1.35%	$—	12	598	610
Hedging	5.07%	$64	—	3,267	3,267
Securitized borrowings	—%	$—	—	180	180
6.0% Convertible Senior Notes	6.00%	$7,450	1,023	3,450	4,473
General	4.19%	$444	99	1,089	1,188
Total interest expense			$2,958	$17,289	$20,247

Six Months Ended June 30, 2013
Bank loans	1.37%	$5,813	$1,289	$9,828	$11,117
Commercial real estate loans	1.03%	$2,384	1,136	2,987	4,123
CMBS-private placement	1.55%	$82	80	351	431
Hedging	4.96%	$714	—	3,388	3,388
Securitized borrowings	14.75%	$—	—	1,759	1,759
6.0% Convertible Senior Notes	N/A	N/A	—	—	—
General	4.42%	$640	97	1,384	1,481
Total interest expense			$2,602	$19,697	$22,299

(Back to Index)

(Back to Index)

Three and Six Months Ended June 30, 2014 as compared to Three and Six Months Ended June 30, 2013
Aggregate interest expense decreased $524,000 (5%) and $2.1 million (9%) to $10.6 million and $20.2 million for the three and six months ended June 30, 2014, respectively, from $11.1 million and $22.3 million for the three and six months ended June 30, 2013, respectively. We attribute this decrease to the following:

Interest expense on bank loans was $1.8 million and $3.3 million for the three and six months ended June 30, 2014, respectively, as compared to $5.5 million and $11.1 million for the three and six months ended June 30, 2013, decreases of $3.7 million (67%) and $7.9 million (71%), respectively. These decreases resulted from the following:

•
a decrease of $479.7 million and $584.6 million in the weighted average balance of the related financings to $635.6 million and $582.1 million for the three and six months ended June 30, 2014, respectively, as compared to $1.1 billion and $1.2 billion for the three and six months ended June 30, 2013, respectively, principally due to the call and liquidation of Apidos CLO VIII and Whitney CLO I in September 2013 and October 2013, respectively, which resulted in the paydown of all outstanding notes. In addition, Apidos CDO I and Apidos CDO III reached the end of their reinvestment periods in prior years. For the period from April 1, 2013 through June 30, 2014, Apidos CDO I paid down $117.7 million in principal amount of its CDO notes and Apidos CDO III paid down $96.3 million in principal amount of its CDO notes. This was partially offset by the consolidation of Moselle CLO in 2014; and

•
a decrease in the weighted average yield to 1.10% and 1.10% for the three and six months ended June 30, 2014, respectively, as compared to 1.94% and 1.89% for the three and six months ended June 30, 2013, respectively, primarily due to a decrease in expense related to Apidos CLO VIII and Whitney CLO I which were substantially liquidated in September 2013 and October 2013, respectively.

Interest expense on CRE loans was $3.9 million and $7.3 million for the three and six months ended June 30, 2014, respectively, as compared to $2.1 million and $4.1 million for the three and six months ended June 30, 2013. respectively, increases of $1.9 million (91%) and $3.1 million (76%) as a result of the following:

•
the increase of $354.0 million and $316.8 million in the weighted average balance of debt to $742.9 million and $714.5 million from $388.8 million and $397.7 million for the three and six months ended June 30, 2013, respectively, primarily as a result of the consolidation of CRE Notes 2013, a securitization that closed in December 2013, as well as the purchase and financing of loan assets for another securitization that closed in July 2014. These increases were partially offset by principal payoffs in Resource Real Estate Funding CDO 2006-1, or RREF CDO 2006-1, and Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, as the underlying collateral paid down or paid off. From January 1, 2013 through June 30, 2014, the CDOs paid down a total of $188.3 million of notes; and

•
an increase in the weighted average yield to 2.18% and 2.12% for the three and six months ended June 30, 2014, respectively, as compared to 2.11% and 2.07% for the three and six months ended June 30, 2013, respectively, which was due primarily to note paydowns of lower yield debt which increased the weighted average cost of the remainder of these borrowings.

Securitized borrowings expense decreased $700,000 (80%) and $1.6 million (90%) to $180,000 and $180,000 for the three and six months ended June 30, 2014, respectively from $880,000 and $1.8 million for the three and six months ended June 30, 2013, respectively. This interest expense was related to our subordinated investments in Apidos CLO VIII and Whitney CLO I which were called and substantially liquidated in 2013. The current year's interest expense is related to Moselle CLO which was consolidated in 2013.
Interest expense on 6.0% convertible senior notes was $2.1 million and $4.5 million for the three and six months ended June 30, 2014, respectively. In October 2013, we closed and issued $115.0 million aggregate principal amount of our 6.0% convertible senior notes due 2018. The discount recorded on the notes will be amortized on a straight-line basis as additional interest expense through maturity.

(Back to Index)

(Back to Index)

Other Revenue
The following table sets forth information relating to our other revenue incurred for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Other revenue:
Rental income	$1,507	$5,052	$6,659	$11,226
Dividend income	17	17	153	33
Equity in net earnings (losses) of unconsolidated subsidiaries	1,762	72	3,776	(353)
Fee income	2,717	1,527	5,473	2,937
Net realized gains on investment securities available-for-sale and loans	4,261	2,394	7,941	2,785
Net realized and unrealized losses on investment securities, trading	(650)	(1,751)	(2,210)	(635)
Unrealized gains (loss) and net interest income on linked transactions, net	5,012	(5,245)	7,317	(5,504)
Total other revenue	$14,626	$2,066	$29,109	$10,489
Three and Six Months Ended June 30, 2014 as compared to Three and Six Months Ended June 30, 2013
Rental income decreased $3.5 million (70%) and $4.6 million (41%) to $1.5 million and $6.7 million for the three and six months ended June 30, 2014, respectively, as compared to $5.1 million and $11.2 million for the three and six months ended June 30, 2013, respectively. The decreases are primarily related to the sale of a multi-family apartment building in September 2013 and the sale of a hotel in April 2014.
Equity in net earnings (losses) of unconsolidated subsidiaries increased $1.7 million (2,347%) and $4.1 million (1,170%) to earnings of $1.8 million and $3.8 million during the three and six months ended June 30, 2014, respectively, from earnings of $72,000 and losses of $353,000 for the three and six months ended June 30, 2013, respectively. The increase in earnings was related to the following:

•
$1.1 million and $1.9 million from our investment in CVC Global Credit Opportunities Fund, L.P., in which we made invested of $15.0 million in May 2013, primarily as a result of improved asset valuations and, to a lesser extent, as a result of the mix of investments;

•	$869,000 and $1.7 million primarily from the sale of two properties in which we owned equity interests in our real estate joint venture; and

•	$65,000 and $1.0 million from the settlement of a loan in which we owned an equity interest.
Fee income increased $1.2 million (78%) and $2.5 million (86%) to $2.7 million and $5.5 million for the three and six months ended June 30, 2014, respectively, from $1.5 million and $2.9 million for the three and six months ended June 30, 2013, respectively. This increase in income is primarily due to our October 2013 investment in PCM and the fees related to residential mortgage origination.
Net realized gains on investment securities available-for-sale and loans increased $1.9 million (78%) and $5.2 million (185%) to $4.3 million and $7.9 million for the three and six months ended June 30, 2014, respectively, from $2.4 million and $2.8 million for the three and six months ended June 30, 2013, respectively. The increases are due to our recent investment in PCM and the gain on the sale of residential mortgage originations for the three and six months ended June 30, 2014 was almost entirely offset by losses on the derivatives in place on that portfolio and in place on our investments in foreign denominated securities as well as losses on sales in our CMBS portfolio during 2014.
Net realized and unrealized losses on investment securities, trading decreased $1.1 million (63%) and increased $1.6 million (248%) to losses of $650,000 and $2.2 million during the three and six months ended June 30, 2014, respectively, as compared to losses of $1.8 million and $635,000 during the three and six months ended June 30, 2013, respectively. The decrease in the losses for the three months ended June 30, 2014 was primarily related to the sale of two securities subsequent to June 30, 2013 that had approximately $1.1 million of unrealized losses during the three months ended June 30, 2013. The increased losses for the six months ended June 30, 2014 are principally related to decreases in the marks primarily on four securities as a result of market factors.

(Back to Index)

(Back to Index)

Realized gain (loss) and net interest income on linked transactions, net, increased $10.3 million (196%) and $12.8 million (233%) to gains of $5.0 million and $7.3 million for three and six months ended June 30, 2014, respectively, from losses of $5.2 million and $5.5 million for the three and six months ended June 30, 2013, respectively, principally as a result of pricing increases related to these positions. The amounts are related to our CMBS securities that are purchased with repurchase agreements with the same counterparty from whom the securities are purchased. These transactions are entered into contemporaneously or in contemplation of each other and are presumed not to meet sale accounting criteria. We account for these transactions on a net basis and record a forward purchase commitment to purchase securities (each, a “linked transaction”) at fair value.
Operating Expenses
The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating expenses:
Management fees − related party	$3,314	$2,915	$6,394	$5,893
Equity compensation − related party	2,032	2,155	3,699	5,746
Rental operating expense	1,077	3,624	4,473	7,561
General and administrative - Corporate (1)	4,749	2,382	7,579	5,863
General and administrative - PCM (1)	7,147	—	12,422	—
Depreciation and amortization	760	999	1,596	2,137
Income tax (benefit) expense	(446)	1,737	(430)	3,499
Net impairment losses recognized in earnings	—	535	—	556
(Benefit) provision for loan losses	782	(1,242)	(3,178)	(200)
Total operating expenses	$19,415	$13,105	$32,555	$31,055

(1)
Total general and administrative expense per the consolidated statements of income was $11.9 million and $20.0 million for three and six months ended June 30, 2014, respective, and $2.4 million and $5.9 million for the three and six months ended June 30, 2013, respectively.

Three and Six Months Ended June 30, 2014 as compared to Three and Six Months Ended June 30, 2013
Management fees - related party increased $399,000 (14%) and $501,000 (9%) to $3.3 million and $6.4 million for the three and six months ended June 30, 2014, respectively, as compared to $2.9 million and $5.9 million for the three and six months ended June 30, 2013, respectively. This expense represents compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio. The changes are described below:

•
Base management fees increased by $132,000 (4%) and $551,000 (10%) to $3.2 million and $6.1 million for the three and six months ended June 30, 2014, respectively as compared to $3.0 million and $5.6 million for the three and six months ended June 30, 2013, respectively. This increase was due to increased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $33.7 million of proceeds from the sales of common stock through our Dividend Reinvestment and Stock Purchase Plan, or DRIP, from January 1, 2013 through June 30, 2014 as well as the receipt of $114.5 million from the proceeds of our April 2013 secondary common stock offering. In addition, we issued approximately 335,000, 3.5 million shares and 4.8 million of Series A preferred stock, Series B preferred stock, and Series C preferred stock respectively, from January 1, 2013 through June 30, 2014.

•
Incentive management fees related to our structured finance manager decreased by $266,000 (100%) and $4,000 (100%) to $0 and $0 for the three and six months ended June 30, 2014. The decrease in fees is primarily related to the decrease on the marks of the assets tied to this structured note portfolio, which ultimately prevented the portfolio from reaching its hurdle rate that would trigger the payment of additional incentive management fees.

(Back to Index)

(Back to Index)

Equity compensation - related party decreased $123,000 (6%) and $2.0 million (36%) to $2.0 million and $3.7 million for the three and six months ended June 30, 2014, respectively, as compared to $2.2 million and $5.7 million for the three and six months June 30, 2013, respectively. These expenses are related to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager as well as to employees of our recently acquired residential mortgage company subsidiary. The decrease in expense was primarily the result of vestings of restricted stock during the three and six months ended June 30, 2014. The decrease was partially offset by an increase in our stock price and its impact on our quarterly remeasurement of the value of unvested stock of non-employees.
Rental operating expense decreased $2.5 million (70%) and $3.1 million (41%) to $1.1 million to $4.5 million for the three and six months ended June 30, 2014, respectively, as compared to $3.6 million and $7.6 million for the three and six months ended June 30, 2013, respectively, and is primarily related to the sale of a multi-family apartment building in September 2013 and a hotel property in April 2014.
General and administrative expense - Corporate increased $2.4 million (99%) and $1.7 million (29%) to $4.7 million and $7.6 million for the three and six months ended June 30, 2014 as compared to $2.4 million and $5.9 million for the three and six months ended June 30, 2013, respectively. The increases are primarily the result of the following:

•	increases of $583,000 and $286,000 for the three and six months ended June 30, 2014, respectively related to payroll and additional headcount;

•	increases of $900,000 for the three and six months ended June 30, 2014, respectively related to expenses on the sale of a hotel in April 2014; and

•	increases of $371,000 and $273,000 for the three and six months ended June 30, 2014, respectively related to additional professional services being incurred.
General and administrative expense - PCM was $7.1 million and $12.4 million for the three and six months ended June 30, 2014, respectively and is related to the acquisition of PCM, a residential mortgage and servicing origination business that we acquired in October 2013. Expenses increased for the three months ended June 30, 2014 compared to the three months ended March 31, 2014 as a result of an increase in origination volume.
Depreciation and amortization decreased $239,000 (24%) and $541,000 (25%) to $760,000 and $1.6 million for the three and six months ended June 30, 2014, respectively, from $1.0 million and $2.1 million for the three and six months ended June 30, 2013, respectively. The decreases are the result of the sale of a multi-family property in September 2013 and the classification of a hotel property to held-for-sale as of January 31, 2014 and the ceasing of depreciation of the asset at that time.
Income tax (benefit) expense decreased $2.2 million (126%) and $3.9 million (112%) to benefits of $446,000 and $430,000 for the three and six months ended June 30, 2014, respectively, as compared to expenses of $1.7 million and $3.5 million for the three and six months ended June 30, 2013, respectively, primarily due to Apidos VIII in the three and six months ended June 30, 2013 which was substantially liquidated in September 2013 and, therefore, no longer generating income tax expense. In addition, during the six months ended June 30, 2014 valuations on our trading portfolio decreased, generating a tax benefit as compared to the six months ended June 30, 2013, when the marks were higher and generated tax expense.
Our provision (benefit) for loan losses increased $2.0 million (163%) and decreased $3.0 million (1489%) to a provision of $782,000 and a benefit of $3.2 million for the three and six months ended June 30, 2014, respectively, as compared to benefits of $1.2 million and $200,000 for the three and six months ended June 30, 2013, respectively. The following table summarizes the information relating our loan losses for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
CRE loan portfolio	$61	$688	$(4,511)	$1,948
Bank loan portfolio	(5)	(1,930)	607	(2,148)
Residential loan portfolio	26	—	26	—
Loans receivable - related party	700	—	700	—
Total provision for loan losses	$782	$(1,242)	$(3,178)	$(200)

(Back to Index)

(Back to Index)

CRE Loan Portfolio Provision
The principal reason for the decrease during the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was that we had a mezzanine loan that we took provisions on during the three and six months ended June 30, 2013. During the six months ended June 30, 2014, we reversed $4.5 million of reserves on this same position because the mezzanine position was paid off in full.
Bank Loan Portfolio Provision
The bank loan provision increased by $1.9 million and $2.8 million for the three and six months ended June 30, 2014 to a benefit of $5,000 and a provision of $607,000, respectively as compared to benefits of $1.9 million and $2.1 million for the three and six months ended June 30, 2013, respectively. The principal reason for the increases was due to increased provision related to positions subsequently sold for credit reasons at a loss that adjusted the provision directly for the three and six months ended June 30, 2014.
Loans Receivable - Related Party
The loans receivable - related party provision was $700,000 for the three and six months ended June 30, 2014 on a related party loan due to a default on an individually significant credit in the fund that caused an unplanned cash flow deficiency.
Other Revenue (Expense)
The following table sets forth information relating to our other revenue (expense) incurred for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Other Revenue (Expense)
Loss on the reissuance of debt	$(533)	$—	$(602)	$—
Other expense	—	—	(1,262)	—
Gain on sale of real estate	3,042	—	3,042	—
Total other expenses	$2,509	$—	$1,178	$—
Three and Six Months Ended June 30, 2014 as compared to Three and Six Months Ended June 30, 2013
Other expense of $1.2 million during the six months ended June 30, 2014 is related to the revaluation of our equity position in life settlement contracts.
Gain on sale of real estate of $3.0 million is primarily related to the sale of our hotel property in April 2014.
Loss on the reissuance of debt is related to the sale of previously repurchased debt notes in our commercial real estate CDO’s which were resold at slightly less than par and resulted in losses of $533,000 and $602,000 for the three and six months ended June 30, 2014, respectively.

(Back to Index)

(Back to Index)

Financial Condition
Summary.
Our total assets were $2.6 billion at June 30, 2014 and $2.2 billion at December 31, 2013.  The increase in total assets was principally due to the increase in CRE and CMBS investments as well as the acquisition of a controlling interest in a CLO, which resulted in the consolidation of its bank loans and ABS.
Investment Portfolio.
The table below summarizes the amortized cost and net carrying amount of our investment portfolio, classified by interest rate type.  The following table includes both (i) the amortized cost of our investment portfolio and the related dollar price, which is computed by dividing amortized cost by par amount, and (ii) the net carrying amount of our investment portfolio and the related dollar price, which is computed by dividing the net carrying amount by par amount for the periods presented as follows (in thousands, except percentages):

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price(4)
As of June 30, 2014
Floating rate
RMBS, trading	$1,901	20.61%	$332	3.60%	$(1,569)	(17.01)%
CMBS-private placement	26,644	91.86%	16,793	57.89%	(9,851)	(33.96)%
Structured notes, trading	8,056	34.62%	8,619	37.04%	563	2.42%
Structured notes - available-for-sale	23,203	94.11%	24,655	100.00%	1,452	5.89%
RMBS - available-for-sale	30,647	100.00%	30,647	100.00%	—	—%
Mezzanine loans (1)	12,480	99.17%	12,422	98.70%	(58)	(0.46)%
Whole loans (1)	954,746	99.50%	949,292	98.93%	(5,454)	(0.57)%
Bank loans (2)	706,581	99.64%	705,912	99.55%	(669)	(0.09)%
Loans held for sale (3)	15,427	98.14%	15,427	98.14%	—	—%
ABS Securities	32,145	114.26%	33,360	118.58%	1,215	4.32%
Corporate bonds	3,360	97.25%	3,467	100.35%	107	3.10%
Total floating rate	1,815,190	98.36%	1,800,926	97.59%	(14,264)	(0.77)%
Fixed rate
CMBS-private placement	149,339	79.82%	155,581	83.16%	6,242	3.34%
CMBS-linked transactions	12,901	104.67%	13,676	110.96%	775	6.29%
B notes (1)	16,138	99.60%	16,062	99.13%	(76)	(0.47)%
Mezzanine loans (1)	54,780	99.99%	54,524	99.52%	(256)	(0.47)%
Residential mortgage loans	2,470	100.00%	2,444	98.95%	(26)	(1.05)%
Loans held for sale (3)	24,859	100.00%	24,859	100.00%	—	—%
Loans receivable-related party	5,451	100.00%	4,751	87.16%	(700)	(12.84)%
Total fixed rate	265,938	87.71%	271,897	89.68%	5,959	1.97%
Other (non-interest bearing)
Property available-for-sale	29,509	100.00%	29,509	100.00%	—	—%
Investment in unconsolidated entities	60,480	100.00%	60,480	100.00%	—	—%
Total other	89,989	100.00%	89,989	100.00%	—	—%
Grand total	$2,171,117	96.99%	$2,162,812	96.62%	$(8,305)	(0.37)%

(Back to Index)

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price(4)
As of December 31, 2013
Floating rate
RMBS, trading	$1,919	20.76%	$451	4.88%	$(1,468)	(15.88)%
CMBS-private placement	27,138	92.39%	16,496	56.16%	(10,642)	(36.23)%
Structured notes, trading	8,057	34.49%	11,107	47.55%	3,050	13.06%
RMBS - available-for-sale	—	—%	—	—%	—	—%
Mezzanine loans (1)	12,455	98.97%	12,455	98.97%	—	—%
Whole loans (1)	745,789	99.56%	736,106	98.27%	(9,683)	(1.29)%
Bank loans (2)	555,173	99.28%	551,782	98.67%	(3,391)	(0.61)%
Loans held for sale (3)	6,850	94.82%	6,850	94.82%	—	—%
ABS Securities	25,406	91.39%	26,656	95.88%	1,250	4.50%
Corporate bonds	2,517	29.32%	2,463	28.69%	(54)	(0.63)%
Total floating rate	1,385,304	96.71%	1,364,366	95.25%	(20,938)	(1.46)%
Fixed rate
CMBS-private placement	158,040	77.87%	164,222	80.91%	6,182	3.04%
CMBS-linked transactions	35,736	106.07%	30,066	89.24%	(5,670)	(16.83)%
B notes (1)	16,205	99.49%	16,031	98.42%	(174)	(1.07)%
Mezzanine loans (1)	51,862	100.06%	51,303	98.98%	(559)	(1.08)%
Residential mortgage loans	1,849	66.27%	1,849	66.27%	—	—%
Loans held for sale (3)	15,066	100.00%	15,066	100.00%	—	—%
Loans receivable-related party	6,966	100.00%	6,966	100.00%	—	—%
Total fixed rate	285,724	86.69%	285,503	86.62%	(221)	(0.07)%
Other (non-interest bearing)
Investment in real estate	29,778	100.00%	29,778	100.00%	—	—%
Property available-for-sale	25,346	100.00%	25,346	100.00%	—	—%
Investment in unconsolidated entities	74,438	100.00%	74,438	100.00%	—	—%
Total other	129,562	100.00%	129,562	100.00%	—	—%
Grand total	$1,800,590	95.19%	$1,779,431	94.07%	$(21,159)	(1.12)%

(1)
Net carrying amount includes allowance for loan losses of $5.8 million at June 30, 2014, allocated as follows: B notes $76,000, mezzanine loans $314,000 and whole loans $5.5 million. Net carrying amount includes allowance for loan losses of $10.4 million at December 31, 2013, allocated as follows: B notes $174,000, mezzanine loans $559,000 and whole loans $9.7 million.

(2)	Net carrying amount includes allowance for loan losses of $669,000 and $3.4 million at June 30, 2014 and December 31, 2013, respectively.

(3)	Loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.

(4)	Differences in percentages are due to rounding.
Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS-private placement portfolio at a net discount.  At June 30, 2014 and December 31, 2013, the remaining discount to be accreted into income over the remaining lives of the securities was $5.1 million and $7.2 million, respectively. At June 30, 2014 and December 31, 2013, the remaining premium to be amortized into income over the remaining lives of the securities was $539,000 and $645,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.
During the six months ended June 30, 2014 and 2013, we recognized other-than-temporary impairment losses zero and $21,000, respectively, on positions that supported our CMBS investments. Securities classified as available-for-sale have increased on a net basis as of June 30, 2014 as compared to December 31, 2013 primarily due to new assets acquired through the consolidation of Moselle CLO. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS-private placement at fair value (in thousands, except percentages):

	Fair Value at					Fair Value at
	December 31, 2013	Net Purchases	Upgrades/Downgrades	Paydowns	MTM Change Same Ratings	June 30, 2014
Moody's Ratings Category:
Aaa	$49,837	$2,353	$(2,380)	$(8,619)	$(7,574)	$33,617
Aa1 through Aa3	5,356	—	2,006	—	(1,885)	5,477
A1 through A3	14,611	—	(2,006)	(340)	(1,456)	10,809
Baa1 through Baa3	38,711	(8,689)	—	—	345	30,367
Ba1 through Ba3	13,738	8,768	—	—	722	23,228
B1 through B3	13,381	(1,744)	3,778	—	668	16,083
Caa1 through Caa3	14,744	—	(4,415)	—	884	11,213
Ca through C	8,614	—	637	(213)	(597)	8,441
Non-Rated	21,726	12,759	2,380	—	(3,726)	33,139
Total	$180,718	$13,447	$—	$(9,172)	$(12,619)	$172,374

S&P Ratings Category:
AAA	$53,239	$818	$—	$(8,619)	$(13,666)	$31,772
A+ through A-	7,999	—	—	—	(51)	7,948
BBB+ through BBB-	14,303	—	1,728	—	168	16,199
BB+ through BB-	32,795	5,547	(1,728)	—	(908)	35,706
B+ through B-	33,162	4,748	—	—	1,433	39,343
CCC+ through CCC-	12,176	4,647	(637)	—	1,098	17,284
D	1,980	—	637	(213)	(1,501)	903
Non-Rated	25,064	(2,313)	—	(340)	808	23,219
Total	$180,718	$13,447	$—	$(9,172)	$(12,619)	$172,374
Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2014
Structured notes, trading	$8,056	$2,130	$(1,567)	$8,619
RMBS	1,901	—	(1,569)	332
Total	$9,957	$2,130	$(3,136)	$8,951

As of December 31, 2013
Structured notes, trading	$8,057	$4,050	$(1,000)	$11,107
RMBS	1,919	—	(1,468)	451
Total	$9,976	$4,050	$(2,468)	$11,558
We sold one security during the six months ended June 30, 2014, for a realized gain of $379,000. We held seven and eight investment securities, trading as of June 30, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio as follows (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
As of June 30, 2014
Whole loans, floating rate (1) (4) (5)	59	$954,746	LIBOR plus 2.13% to LIBOR plus 12.14%	October 2014 to February 2019
B notes, fixed rate	1	16,138	8.68%	April 2016
Mezzanine loans, floating rate	1	15,452	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	51,808	0.50% to 18.71%	September 2014 to September 2021
Total (2)	64	$1,038,144

As of December 31, 2013
Whole loans, floating rate (1) (4)	51	$745,789	LIBOR plus 2.68% to LIBOR plus 12.14%	March 2014 to February 2019
B notes, fixed rate	1	16,205	8.68%	April 2016
Mezzanine loans, floating rate	1	12,455	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	51,862	0.50% to 18.72%	September 2014 to September 2019
Total (2)	56	$826,311

(1)
Whole loans had $52.5 million and $13.7 million in unfunded loan commitments as of June 30, 2014 and December 31, 2013, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $5.8 million and $10.4 million as of June 30, 2014 and December 31, 2013, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	As of June 30, 2014, floating rate whole loans includes $3.1 million and $12.0 million of mezzanine components of two whole loans, which have a fixed rate of 15.0% and 12.0%, respectively.

(5)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that had a fixed rate of 10.0% as of June 30, 2014.

(6)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

Bank Loans.  At June 30, 2014, our consolidated securitizations, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, and Moselle CLO, as well as Resource TRS and RCC Commercial, held a total of $720.2 million of bank loans at fair value.  The bank loans held by these entities secure the CDO notes they issued and are not available to satisfy the claims of our creditors.  The aggregate fair value of bank loans held increased by $157.2 million over the fair value at December 31, 2013. This increase was primarily due to the acquisition and consolidation of Moselle CLO during the six months ended June 30, 2014.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments for the periods indicated (in thousands):

	As of June 30, 2014		As of December 31, 2013
	Amortized cost	Fair Value (1)	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$15,683	$15,726	$10,885	$10,936
Ba1 through Ba3	299,014	297,150	263,589	265,945
B1 through B3	231,038	231,049	216,995	217,517
Caa1 through Caa3	36,562	36,911	24,224	22,702
Ca	80	—	667	332
No rating provided	139,631	139,328	45,663	45,527
Total	$722,008	$720,164	$562,023	$562,959

S&P ratings category:
BBB+ through BBB-	$57,649	$57,791	$46,201	$46,562
BB+ through BB-	260,091	256,401	224,246	224,442
B+ through B-	235,963	237,804	228,707	231,135
CCC+ through CCC-	31,607	31,829	15,059	14,838
CC+ through CC-	—	—	—	—
C+ through C-	—	—	—	—
D	—		2,251	723
No rating provided	136,698	136,339	45,559	45,259
Total	$722,008	$720,164	$562,023	$562,959

Weighted average rating factor	1,554		1,901

(1)     The bank loan portfolio's fair value is determined using dealer quotes.

(Back to Index)

(Back to Index)

The following table provides information as to the lien position and status of our bank loans, which we consolidate (in thousands):

	Amortized Cost
	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	Resource TRS LLC	RCC Commercial	Moselle	Total
June 30, 2014
Loans held for investment:
First lien loans	$55,737	$99,159	$294,037	$—	$14,473	$67,934	$113,956	$645,296
Second lien loans	—	2,488	3,603	—	16,828	22,440	6,603	51,962
Third lien loans	3,050	—	4,500	—	—	—	—	7,550
Defaulted first lien loans	675	676	215	—	—	—	180	1,746
Defaulted second lien loans	—	—	—	—	—	—	27	27
Total	59,462	102,323	302,355	—	31,301	90,374	120,766	706,581
First lien loans held for sale at fair value	—	932	876	—	4,204	9,415	—	15,427
Total	$59,462	$103,255	$303,231	$—	$35,505	$99,789	$120,766	$722,008

December 31, 2013
Loans held for investment:
First lien loans	$79,483	$126,890	$296,368	$72	$21,724	$10,250	$—	$534,787
Second lien loans	—	—	1,139	—	7,805	—	—	8,944
Third lien loans	3,020	2,475	2,463	—	—	—	—	7,958
Defaulted first lien loans	1,206	1,124	486	—	—	—	—	2,816
Defaulted second lien loans	334	334	—	—	—	—	—	668
Total	84,043	130,823	300,456	72	29,529	10,250	—	555,173
First lien loans held for sale at fair value	537	651	1,189	—	4,473	—	—	6,850
Total	$84,580	$131,474	$301,645	$72	$34,002	$10,250	$—	$562,023
Asset-backed securities.  At June 30, 2014, we held a total of $33.4 million of ABS at fair value through Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Moselle, all of which secure the debt issued by these entities.  At December 31, 2013, we held a total of $26.7 million of ABS at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secured the debt issued by these entities.  The increase in total ABS was due to the acquisition and consolidation of Moselle CLO that occurred during the three and six months ended June 30, 2014.

(Back to Index)

(Back to Index)

The following table summarizes our ABS at fair value (in thousands):

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$9,931	$10,877	$4,650	$5,058
Aa1 through Aa3	3,785	3,953	8,097	7,469
A1 through A3	2,553	2,858	1,263	3,801
Baa1 through Baa3	4,893	4,893	2,737	2,736
Ba1 through Ba3	10,983	10,779	8,021	6,981
B1 through B3	—	—	638	611
Total	$32,145	$33,360	$25,406	$26,656

S&P ratings category:
AAA	$22	$22	$—	$—
AA+ through AA-	14,887	16,194	8,030	7,259
A+ through A-	466	487	5,107	8,094
BBB+ through BBB-	6,813	6,813	—	—
BB+ through BB-	8,327	8,171	4,868	4,019
B+ through B-	737	688	1,577	1,578
No rating provided	893	985	5,824	5,706
Total	$32,145	$33,360	$25,406	$26,656

Weighted average rating factor	506		416
Corporate bonds. At June 30, 2014, our consolidated securitization, Apidos Cinco CDO, held a total of $3.5 million of corporate bonds at fair value, which secure the debt issued by this entity.  These investments are held at fair value with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet. The aggregate fair value of corporate bonds held increased by $1.0 million over those held at December 31, 2013. The increase was primarily due to purchases of higher rated bonds, partially offset by a sale, during the six months ended June 30, 2014.
The following table summarizes our corporate bonds at fair value (in thousands):

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Ca	$1,426	$1,485	$—	$—
Caa1 through Caa3	986	975	1,582	1,598
No rating provided	948	1,007	935	865
Total	$3,360	$3,467	$2,517	$2,463

S&P ratings category:
B+ through B-	$868	$879	$869	$873
CCC+ through CCC-	1,544	1,581	1,648	1,590
D	948	1,007	—	—
Total	$3,360	$3,467	$2,517	$2,463
Weighted average rating factor	4,770		6,500

(Back to Index)

(Back to Index)

Investment in Unconsolidated Entities. The following table shows our investments in unconsolidated entities as of June 30, 2014 and December 31, 2013, and equity in net earnings (losses) of unconsolidated entities for the three and six months ended June 30, 2014 and three and six months ended June 30, 2013 (in thousands):

		Balance as of	Balance as of	For the three months ended	For the six months ended	For the three months ended	For the six months ended
	Ownership %	June 30, 2014	December 31, 2013	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
Varde Investment Partners, L.P	7.5%	$654	$674	$(19)	$(20)	$19	$43
RRE VIP Borrower, LLC	3% to 5%	—	—	869	1,736	(101)	(214)
Investment in LCC Preferred Stock	28.2%	40,144	41,016	(278)	(872)	304	(32)
Investment in RCT I and II (1)	3%	1,548	1,548	(594)	(1,184)	(602)	(1,195)
Investment in Preferred Equity (2)	various	—	8,124	232	1,300	86	170
Investment in CVC Global Opps Fund	34.4%	18,134	16,177	1,124	1,958	93	93
Investment in Life Care Funding (3)	50.2%	—	1,530	—	(75)	(242)	(242)
Total		$60,480	$69,069	$1,334	$2,843	$(443)	$(1,377)

(1)	For the three and six months ended June 30, 2014 and 2013, these amounts are recorded in interest expense on our consolidated statements of income.

(2)	For the three and six months ended June 30, 2014 and 2013, these amounts are recorded in interest income on loans on our consolidated statements of income.

(3)	We began consolidating this investment during the first quarter of 2014. Ownership % represents ownership after consolidation.
In May, June and July 2013, we invested $15.0 million into CVC Global Credit Opportunities Fund, L.P., or, the Partnership, a Delaware limited partnership which generally invests in assets through a master-feeder fund structure, or the Master Fund. The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the Partnership and the Master Fund is CVC Credit Partners, LLC. CVC Capital Partners SICAV-FIS, S.A., a Luxembourg company, together with its affiliates, and Resource America, own a majority and a significant minority, respectively, of the investment manager. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. Our management fee was waived upon entering into the agreement since we are a related party of CVC Credit Partners, LLC.
In January 2013, Long Term Care Conversion, Inc., a wholly-owned subsidiary, invested $2.0 million into Life Care Funding, or LCF, for the purpose of originating and acquiring life settlement contracts. In February 2014, we invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014.
On June 19, 2012, we entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  We purchased a 7.5% equity interest in the venture. Resource Real Estate Management, LLC , or RREM, was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM received an annual asset management fee equal to 1% of outstanding contributions. No management fees were paid for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, we paid RREM management fees of $10,000 and $26,000, respectively.
On November 16, 2011, we, together with LEAF Financial Inc. and LEAF Commercial Capital, Inc. entered into a stock purchase agreement and related agreements, or collectively the SPA, with Eos Partners, L.P., a private investment firm.  Our resulting interest is accounted for under the equity method.

(Back to Index)

(Back to Index)

On December 1, 2009, we purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated variable interest entity, or VIE, that holds an interest in a real estate joint venture) from Resource America at book value. RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the three and six months ended June 30, 2014, we paid RREM management fees of $1,000 and $6,000, respectively. For the three and six months ended June 30, 2013, we paid RREM management fees of $8,000 and $16,000, respectively.
We have a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, Resource Capital Trust I, or RCT I, and RCC Trust II, or RCT II.  We record our investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and record dividend income upon declaration by RCT I and RCT II.  For the three and six months ended June 30, 2014, we recognized $594,000 and $1.2 million, respectively, of interest expense with respect to the subordinated debentures we issued to RCT I and RCT II which included $50,000 and $99,000, respectively, of amortization of deferred debt issuance costs. For the three and six months ended June 30, 2013, we recognized $602,000 and $1.2 million, respectively, of interest expense with respect to the subordinated debentures we issued to RCT I and RCT II which included $48,000 and $95,000, respectively, of amortization of deferred debt issuance costs.
Financing Receivables
The following tables show the allowance for loan losses and recorded investments in loans as of the dates indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of June 30, 2014
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$13,807
Provision for loan loss	(4,511)	607	26	700	(3,178)
Loans charged-off	(61)	(3,329)	—	—	(3,390)
Allowance for losses at June 30, 2014	$5,844	$669	$26	$700	$7,239
Ending balance:
Individually evaluated for impairment	$1,800	$441	$—	$700	$2,941
Collectively evaluated for impairment	$4,044	$228	$26	$—	$4,298
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$172,583	$1,566	$—	$5,451	$179,600
Collectively evaluated for impairment (1)	$865,561	$704,896	$2,470	$—	$1,572,927
Loans acquired with deteriorated credit quality	$—	$119	$—	$—	$119

As of December 31, 2013
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$—	$17,691
Provision for loan loss	2,686	334	—	—	3,020
Loans charged-off	(256)	(6,648)	—	—	(6,904)
Allowance for losses at December 31, 2013	$10,416	$3,391	$—	$—	$13,807
Ending balance:
Individually evaluated for impairment	$4,572	$2,621	$—	$—	$7,193
Collectively evaluated for impairment	$5,844	$770	$—	$—	$6,614
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance: (2)
Individually evaluated for impairment	$194,403	$3,554	$—	$6,966	$204,923
Collectively evaluated for impairment	$631,908	$558,469	$16,915	$—	$1,207,292
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

(Back to Index)

(Back to Index)

(1)	Loan ending balance contains $120.8 million of loan value for which the fair value option has been elected. As such, no allowance for loan losses has been recognized for these loans.

(2)	Loan balances as of December 31, 2013 include loans held for sale.
Credit quality indicators
Bank Loans
We use a risk grading matrix to assign grades to bank loans.  We grade loans at inception and continually update the assigned grades as we receive new information.  We grade loans on a scale of 1-5 with 1 representing our highest rating and 5 representing our lowest rating.  We consider such things as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies, and industry dynamics.
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2014
Bank loans	$666,578	$33,999	$3,551	$768	$1,685	$15,427	$722,008

December 31, 2013
Bank loans	$488,004	$42,476	$18,806	$2,333	$3,554	$6,850	$562,023
All of our bank loans were performing with the exception of one loan with an amortized cost of $1.6 million as of June 30, 2014. Due to the consolidation of Moselle CLO in February 2014, we acquired six loans with deteriorated credit quality with an amortized cost of $119,000 as of June 30, 2014. As of December 31, 2013, all of our bank loans were performing with the exception of three loans with an amortized cost of $3.6 million, one of which defaulted as of 2012, one of which defaulted as of March 31, 2013 and one of which defaulted as of June 30, 2013.
Commercial Real Estate Loans
We use a risk grading matrix to assign grades to commercial real estate loans.  We grade loans at inception and continually update the assigned grades as we receive new information.  We grade loans are graded on a scale of 1-4 with 1 representing our highest rating and 4 representing our lowest rating.  We designate loans that are sold after the period end at the lower of fair market value or cost, net of any allowances and costs associated with the loan sales. In addition to the underlying performance of the loan collateral, we consider such things as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading our commercial real estate loans.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of June 30, 2014
Whole loans	$900,246	$32,500	$22,000	$—	$—	$954,746
B notes	16,138	—	—	—	—	16,138
Mezzanine loans	45,460	21,800	—	—	—	67,260
	$961,844	$54,300	$22,000	$—	$—	$1,038,144

December 31, 2013
Whole loans	$680,718	$32,500	$32,571	$—	$—	$745,789
B notes	16,205	—	—	—	—	16,205
Mezzanine loans	51,862	12,455	—	—	—	64,317
	$748,785	$44,955	$32,571	$—	$—	$826,311
All of our commercial real estate loans were current as of June 30, 2014 and December 31, 2013.
Residential Mortgage Loans
We review residential mortgage loans periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing underlying conditions. We also record loans that are sold after the period end as being held for sale at the lower of their fair market value or cost.

(Back to Index)

(Back to Index)

Loans Receivable - Related Party
We recorded a $700,000 allowance for loan loss on a related party loan due to a default on an individually significant credit in the fund that caused an unplanned cash flow deficiency.
Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of June 30, 2014
Whole loans	$—	$—	$—	$—	$954,746	$954,746	$—
B notes	—	—	—	—	16,138	16,138	—
Mezzanine loans	—	—	—	—	67,260	67,260	—
Bank loans (1) (2)	—	—	1,685	1,685	720,323	722,008	—
Residential mortgage loans (3)	—	—	266	266	27,063	27,329	—
Loans receivable- related party	—	—	—	—	5,451	5,451	—
Total loans	$—	$—	$1,951	$1,951	$1,790,981	$1,792,932	$—

As of December 31, 2013
Whole loans	$—	$—	$—	$—	$745,789	$745,789	$—
B notes	—	—	—	—	16,205	16,205	—
Mezzanine loans	—	—	—	—	64,317	64,317	—
Bank loans (2)	—	—	3,554	3,554	558,469	562,023	—
Residential mortgage loans (3)	234	91	268	593	16,322	16,915	—
Loans receivable- related party	—	—	—	—	6,966	6,966	—
Total loans	$234	$91	$3,822	$4,147	$1,408,068	$1,412,215	$—

(1)	Contains loans for which the fair value method was elected with an unpaid principal balance of $4.8 million with a fair value of $119,000 at June 30, 2014.

(2)	Contains $15.4 million and $6.9 million of bank loans held for sale at June 30, 2014 and December 31, 2013, respectively.

(3)	Contains $24.9 million and $15.1 million of residential mortgage loans held for sale at June 30, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of June 30, 2014
Loans without a specific valuation allowance:
Whole loans	$127,511	$127,511	$—	$126,070	$10,682
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$2,229
Bank loans	$119	$119	$—	$119	$—
Residential mortgage loans	$2,470	$2,470	$—	$2,470	$65
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$7,000	$7,000	$(1,800)	$7,000	$591
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,566	$1,566	$(441)	$1,566	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$4,657	$4,657	$(700)	$5,195	$85
Total:
Whole loans	$134,511	$134,511	$(1,800)	$133,070	$11,273
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	2,229
Bank loans	1,685	1,685	(441)	1,685	—
Residential mortgage loans	2,470	2,470	—	2,470	65
Loans receivable - related party	4,657	4,657	(700)	5,195	85
	$181,395	$181,395	$(2,941)	$180,492	$13,652

As of December 31, 2013
Loans without a specific valuation allowance:
Whole loans	$130,759	$130,759	$—	$123,495	$8,439
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,615
Bank loans	$—	$—	$—	$—	$—
Residential mortgage loans	$315	$268	$—	$—	$—
Loans receivable - related party	$5,733	$5,733	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,572	$25,572	$(4,572)	$24,748	$1,622
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,554	$3,554	$(2,621)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$156,331	$156,331	$(4,572)	$148,243	$10,061
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,615
Bank loans	3,554	3,554	(2,621)	—	—
Residential mortgage loans	315	268	—	—	—
Loans receivable - related party	5,733	5,733	—	—	—
	$204,005	$203,958	$(7,193)	$186,315	$11,676

(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
We had no troubled-debt restructurings during the three months ended June 30, 2014 and 2013 or during the six months ended June 30, 2014.
The following table shows troubled-debt restructurings in our loan portfolio during the six months ended June 30, 2013 (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Six Months Ended June 30, 2013
Whole loans	2	$56,328	$56,328
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	1	6,592	6,592
Total loans	3	$62,920	$62,920
As of June 30, 2014 and 2013, there were no troubled-debt restructurings that subsequently defaulted.
Investments in Real Estate
The table below summarizes our investments in real estate (in thousands, except number of properties):

	December 31, 2013
	Book Value	Number of Properties
Multi-family property	$22,107	1
Office property	10,273	1
Subtotal	32,380
Less: Accumulated depreciation	(2,602)
Investments in real estate	$29,778
During the three and six months ended June 30, 2014, we made no acquisitions. We had two assets classified as property available-for-sale on the consolidated balance sheets at June 30, 2014. We confirmed the intent and ability to sell our office property and multi-family property in their present condition during the three and six months ended June 30, 2014. These properties qualified for held for sale accounting treatment upon meeting all applicable criteria on or prior to June 30, 2014, at which time depreciation and amortization with respect to them. As such, the assets associated with the office property and multi-family property, with a carrying value of $9.6 million and $19.8 million respectively, are separately classified and included in property available-for-sale on our consolidated balance sheets at June 30, 2014. However, the anticipated sale of these properties did not qualify for discontinued operations and, therefore, the operations for all periods presented continue to be classified within continuing operations on our consolidated statements of income. We expect the sale of both properties to close within the next six months. The gain from the sales of these properties will be recorded in gain on sale of real estate on our consolidated statements of income. Pre-tax earnings recorded on the office property for the three and six months ended June 30, 2014 were losses of $9,000 and $25,000, respectively, and losses of $77,000 and $154,000 for the three and six months ended June 30, 2013, respectively. Pre-tax earnings recorded on the multi-family property for the three and six months ended June 30, 2014 were losses of $5,000 and $123,000, respectively, and earnings of $88,000 and $106,000 for the three and six months ended June 30, 2013, respectively. Our hotel property, which was classified as available-for-sale at March 31, 2014 and December 31, 2013, sold during the three months ended June 30, 2014 for a gain of $3.0 million and is recorded in gain on sale of real estate on our consolidated statements of income.
During the year ended December 31, 2013, we made no acquisitions and sold one of our multi-family properties for a gain of $16.6 million, which was recorded in gain on sale of real estate on our consolidated statements of income.

(Back to Index)

(Back to Index)

Restricted Cash
At June 30, 2014, we had restricted cash of $91.2 million, which consisted of $88.8 million of restricted cash held by our nine securitizations, $500,000 held in a margin account related to our swap portfolio, $752,000 held in restricted accounts at our investment properties and $1.2 million held primarily in a pledged account at our subsidiary, PCM.  At December 31, 2013, we had restricted cash of $63.3 million, which consisted of $61.4 million of restricted cash on our eight securitizations, $771,000 held in a margin account related to our swap portfolio, $847,000 held in restricted accounts at our investment properties and $318,000 held primarily in a pledged account at our subsidiary, PCM.  The increase of $27.9 million is primarily related to new loan settlements in our CDOs, which were a result of the use of restricted cash available for reinvestment prior to the expiration of the reinvestment period.
Interest Receivable
At June 30, 2014, we had interest receivable of $12.0 million, which consisted of $12.0 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  At December 31, 2013, we had interest receivable of $9.0 million, which consisted of $9.0 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  The increase resulted from an increase in interest receivable on mezzanine loans of $2.1 million, an increase in interest receivable on structured notes of $281,000, and in increase in interest receivable on CMBS of $36,000, partially offset by a decrease in interest receivables on bank loans of $213,000.
Prepaid Expenses
The following table summarizes our prepaid expenses as the periods indicated (in thousands):

	June 30, 2014	December 31, 2013
Prepaid taxes	$2,930	$2,004
Prepaid insurance	693	281
Other prepaid expenses	530	586
Total	$4,153	$2,871
Prepaid expenses increased $1.3 million to $4.2 million as of June 30, 2014 from $2.9 million as of December 31, 2013. The increase resulted primarily from an increase of $412,000 in prepaid insurance and an increase of $926,000 in prepaid taxes as a result of the timing of the due dates and payments.
Other Assets
The following table summarizes our other assets as of the periods indicated (in thousands):

	June 30, 2014	December 31, 2013
Management fees receivable	$1,089	$970
Other receivables	1,368	858
Preferred stock proceeds receivable	207	207
Fixed assets - non-real estate	1,393	1,069
Investment in life settlement contracts	2,437	1,107
Other assets	8,778	6,515
Total	$15,272	$10,726
Other assets increased $4.5 million to $15.3 million as of June 30, 2014 from $10.7 million as of December 31, 2013.  This increase resulted primarily from an increase of $2.3 million from our acquisition of PCM and $1.3 million in life settlement contracts due to our investment in LCF.

(Back to Index)

(Back to Index)

Hedging Instruments
The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of income for the years presented:

Fair Value of Derivative Instruments as of June 30, 2014
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$46,612	Derivatives, at fair value	$990
Forward sales commitments	$750	Derivatives, at fair value	$1

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$125,431	Derivatives, at fair value	$9,396
Interest rate lock agreements	$—	Derivatives, at fair value	$—
Forward sale commitments	$57,429	Derivatives, at fair value	$459

Interest rate swap contracts	$125,431	Accumulated other comprehensive loss	$9,396

The Effect of Derivative Instruments on the Statements of Income for the
Six Months Ended June 30, 2014
(in thousands)

	Liability Derivatives
	Notional Amount	Statement of Income Location	Unrealized Loss (1)
Interest rate swap contracts	$125,431	Interest expense	$3,267
Interest rate lock agreements	$46,612	Net realized gain on sales of investment securities available-for-sale and loans	$990
Forward sales commitments	$58,179	Net realized gain on sales of investment securities available-for-sale and loans	$458

(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of income line items.

(Back to Index)

(Back to Index)

With interest rates at historically low levels and the forward curve projecting steadily increasing rates as well as the scheduled maturity of two hedges and continued amortization of our swaps during 2014, we expect that the fair value of our interest rate swap hedges will modestly improve in 2014.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at June 30, 2014 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	$29,055	4.13%	01/10/08	05/25/16	$(1,290)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(150)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(249)
Interest rate swap	1 month LIBOR	78,921	5.58%	06/26/07	04/25/17	(6,659)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(179)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(398)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(395)
Total CRE Swaps		121,136				(9,320)

CMBS Swaps
Interest rate swap	1 month LIBOR	2,229	1.93%	02/14/2011	05/01/2015	(32)
Interest rate swap	1 month LIBOR	385	1.30%	07/19/2011	03/18/2016	(5)
Interest rate swap	1 month LIBOR	1,681	1.95%	04/11/2011	03/18/2016	(39)
Total CMBS Swaps		4,295				(76)

Total Interest Rate Swaps		$125,431	5.11%			$(9,396)
Repurchase and Credit Facilities
Borrowings under our repurchase agreement facilities were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our borrowings as of the periods indicated (dollars in thousands):

	As of June 30, 2014				As of December 31, 2013
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$30,833	$37,784	47	1.37%	$47,601	$56,949	44	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	202,821	293,496	12	2.55%	30,003	48,186	3	2.67%
Deutsche Bank AG (3)	14,858	22,083	3	3.03%	(300)	—	—	—%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	17,705	20,813	6	1.40%	—	—	—	—%

RMBS Term Repurchase Facility
Wells Fargo Bank (4)	22,997	27,669	6	1.15%	—	—	—	—%

Residential Mortgage Financing Agreements
New Century Bank	14,772	17,519	78	3.91%	11,916	13,089	74	4.17%
ViewPoint Bank, NA	8,907	14,880	48	4.12%	2,711	3,398	17	4.58%
Totals	$312,893	$434,244			$91,931	$121,622

(Back to Index)

(Back to Index)

(1)	The Wells Fargo CMBS term facility borrowing includes zero and $12,000 of deferred debt issuance costs as of June 30, 2014 and December 31, 2013, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $419,000 and $732,000 of deferred debt issuance costs as of June 30, 2014 and December 31, 2013, respectively.

(3)	The Deutsche Bank term repurchase facility includes $29,000 and $300,000 of deferred debt issuance costs as of June 30, 2014 and December 31, 2013, respectively.

(4)	The Wells Fargo RMBS term repurchase facility includes $28,000 of deferred debt costs as of June 30, 2014.
The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on our consolidated balance sheets.

	As of June 30, 2014				As of December 31, 2013
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$5,959	$7,750	7	1.63%	$6,506	$8,345	7	1.65%

CRE Term Repurchase Facilities
Wells Fargo Bank	—	—	—	—%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	—	—%	17,020	24,814	4	0.99%
Wells Fargo Securities, LLC	4,183	6,309	7	1.37%	21,969	30,803	9	1.19%
Deutsche Bank Securities, LLC	18,584	28,211	15	1.41%	18,599	29,861	9	1.43%

Totals	$28,726	$42,270			$64,094	$93,823
CMBS – Term Repurchase Facility
In February 2011, our wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase agreement with Wells Fargo to be used as a warehouse facility to finance the purchase of highly-rated CMBS.  The maximum amount of the facility is $100.0 million with a 0.25% structuring fee and an initial two year term that has been extended through January 31, 2015 and an interest rate equal to one-month LIBOR plus 1.00%. We guaranteed RCC Real Estate’s and RCC Commercial’s performance of their obligations under the repurchase agreement.
RMBS – Term Repurchase Facility
In June 2014, our wholly-owned subsidiaries, RCC Residential Portfolio, Inc. and RCC Residential Portfolio TRS entered into a master repurchase and securities contract with Wells Fargo to be used as a warehouse facility to finance the purchase of highly-rated RMBS.  The maximum amount of the 2014 Facility is $285.0 million which had an original one year term and a maximum interest rate of 1.45% plus a 4.00% pricing margin.  We guaranteed RCC Residential Portfolio, Inc. and RCC Residential Portfolio TRS Inc.'s performance of its obligations under the repurchase agreement.
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

(Back to Index)

(Back to Index)

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
RMBS – Term Repurchase Facility
In June 2014, the registrant's wholly-owned subsidiaries, RCC Residential Portfolio Inc. and RCC Residential TRS Inc. (the “Sellers”) entered into a master repurchase and securities contract (the “2014 Facility”) with Wells Fargo.  Under the 2014 Facility, from time to time, the parties may enter into transactions in which the Sellers and Wells Fargo agree to transfer from the Sellers to Wells Fargo all of their right, title and interest to certain residential mortgage backed securities and other assets against the transfer of funds by Wells Fargo to the Sellers, with a simultaneous agreement by Wells Fargo to transfer back to the Sellers such assets at a date certain or on demand, against the transfer of funds from the Sellers to Wells Fargo. The maximum amount of the 2014 Facility is $285.0 million which had an original one year term with a one year option to extend, and a maximum interest rate of 1.45% plus a 4.00% pricing margin.  The 2014 Facility has a current maturity date of June 22, 2015.
Residential Mortgage Financing Agreements
On February 17, 2011, PCM entered into a master repurchase agreement with New Century Bank d/b/a Customer's Bank to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $30.0 million with a termination date of July 2, 2014. The facility bears interest at one month LIBOR plus 3.50%.
PCM has a loan participation agreement with ViewPoint Bank, NA to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $15.0 million and a termination date of December 30, 2014, which was amended from the original terms over the course of five amendments. The facility bears interest at one month LIBOR with a 4.00% floor.
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

(Back to Index)

(Back to Index)

Securitizations
As of June 30, 2014, we had executed seven and retained equity in six securitizations as follows:

•
In February 2014, we acquired the rights to manage the assets held by Moselle CLO S.A. We purchased 100% of the Class 1 Subordinated notes and 67.9% of the Class 2 Subordinated notes. All of the notes issued mature on January 6, 2020. We have the right to call the notes anytime after January 6, 2010 until maturity. The weighted average interest rate on all notes was 1.04% at June 30, 2014. The reinvestment period for Moselle CLO S.A. ended in January 2012.

•
In December 2013, we closed RCC CRE Notes 2013, a $307.8 million CRE securitization transaction that provided financing for transitional CRE loans.  The investments held by RCC CRE Notes 2013 collateralized $260.8 million of senior notes issued by the securitization, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the Class D senior notes, Class E senior notes, and Class F senior notes for $30.0 million at closing.  In addition, RCC CRE Notes 2013 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $16.9 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2014, the notes issued to outside investors, had a weighted average borrowing rate of 2.02%. There is no reinvestment period for RCC CRE Notes 2013, which will result in the sequential pay down of notes as underlying collateral matures and pays down.  As of June 30, 2014, $350,000 of the Class A notes have been paid down.

•
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008, an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, $250,000 of the Class J senior notes in January 2010, $5.0 million of the Class A-2 senior notes in August 2011, $5.0 million of the Class A-2 senior notes in September 2011 and $50.0 million of the A1-R notes in June 2012.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares. At June 30, 2014, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 0.99%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected.  As of June 30, 2014, $115.6 million of Class A-1 notes have been paid down and $50.0 million of the Class A-1R notes have been paid down.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  RCC Commercial II, a subsidiary of ours, holds a $28.0 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2014, the notes issued to outside investors had a weighted average borrowing rate of 0.73%.

•
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in September 2009, $3.5 million of the Class E senior notes and $4.0 million of the Class F senior notes in September 2009, $20.0 million of the Class A-1 senior notes in February 2010, $4.3 million of the Class A-1 senior notes in May 2012 and $4.0 million of the Class C senior notes in May 2012.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2014, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 1.92%.  The reinvestment period expired in September 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through June 30, 2014, $116.9 million of the Class A-1 senior notes had been paid down.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  At June 30, 2014, the notes issued to outside investors had a weighted average borrowing rate of 1.01%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected. Through June 30, 2014, $165.0 million of the Class A-1 senior notes had been paid down.

(Back to Index)

(Back to Index)

•
In August 2005, we closed Apidos CDO I, $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  RCC Commercial originally purchased a $28.5 million equity interest representing 100% of the outstanding preference shares and during the three months ended June 30, 2012 sold 10% or $2.85 million to our subsidiary RSO Equity Co, LLC in connection with the sale of CVC Credit Partners, formerly Apidos Capital Management, by the Manager.  Our subsidiary, RCC Commercial II, repurchased $2.0 million of the Class B notes in May 2012.  At June 30, 2014, the notes issued to outside investors had a weighted average borrowing rate of 2.24%.  The reinvestment period expired in July 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through June 30, 2014, $262.6 million million of the Class A-1 senior notes had been paid down.

6.0% Convertible Senior Notes
On October 21, 2013, we issued and sold in a public offering $115.0 million aggregate in principal amount of our 6.0% Convertible Senior Notes due 2018. After deducting the underwriting discount and the estimated offering costs, we received approximately $111.1 million of net proceeds. A discount of $4.9 million on the 6.0% Convertible Senior notes reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature and at a higher rate of interest that we estimated would have been applicable without the conversion feature. The discount will be amortized on a straight-line basis as additional interest expense through maturity on December 1, 2018. Interest on the 6.0% Convertible Senior Notes is paid semi-annually. Prior to December 1, 2018, the 6.0% Convertible Senior Notes are not redeemable at our option, except to preserve our status as a REIT. On or after December 1, 2018, we may redeem all or a portion of the 6.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest.
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
Trust Preferred Securities
In May 2006 and September 2006, we formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although we own $774,000 of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into our financial statements because we do not deem ourselves to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, we issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing our maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II are included in borrowings and are being amortized into interest expense in the consolidated statements of income using the effective yield method over a ten year period.
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at June 30, 2014 were $211,000 and $233,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2013, were $261,000 and $282,000, respectively.  The rates for RCT I and RCT II, at June 30, 2014, were 4.18% and 4.17%, respectively.  The rates for RCT I and RCT II, at December 31, 2013, were 4.20% and 4.19%, respectively.
The rights of holders of common securities of RCT I and RCT II are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities.  The capital and common securities of RCT I and RCT II are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each.  Unless earlier dissolved, RCT I will dissolve on May 25, 2041 and RCT II will dissolve on September 29, 2041.  The junior subordinated debentures are the sole assets of RCT I and RCT II, mature on September 30, 2036 and October 30, 2036, respectively, and may be called at par by us at any time after September 30, 2011 and October 30, 2011, respectively.  We record our investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated trusts and record dividend income upon declaration by RCT I and RCT II.
Stockholders’ Equity
Total equity at June 30, 2014 was $921.9 million and gave effect to $9.8 million of unrealized losses on our cash flow hedges and $387,000 of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  Stockholders’ equity at December 31, 2013 was $773.9 million and gave the effect to $11.2 million of unrealized losses on cash flow hedges and $3.1 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The increase in stockholder’s equity during the six months ended June 30, 2014 was principally due to the proceeds from the initial issuance of Series C 8.625% Preferred Stock, proceeds from sales of our common stock through our DRIP, as well as sales of Series A 8.50% Preferred Stock and Series B 8.25% Preferred Stock through our at-the market program.

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
AFFO is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations.  We calculate AFFO by adding or subtracting from FFO the non-cash impacts of the following: non-cash impairment losses resulting from fair value adjustments on financial instruments, provision for loan losses, equity investment gains and losses, straight-line rental effects, share based compensation, amortization of various deferred items and intangible assets, gains or losses on sales of property that are wholly owned or owned through a joint venture, in addition to the cash impact of capital expenditures that are related to our real estate owned. In addition, we add and subtract from FFO the cash and non-cash impact of reissuances or extinguishments of debt and sales of property, respectively.
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

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income to FFO and AFFO for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income allocable to common shares - GAAP	$14,677	$6,533	$29,793	$18,059
Adjustments:
Real estate depreciation and amortization	214	592	506	1,265
Gains on sale of property (1)	(3,912)	—	(4,778)	22
Gains on sale of preferred equity	(65)	—	(1,049)	—
FFO	10,914	7,125	24,472	19,346
Adjustments:
Non-cash items:
Adjust for impact of imputed interest on VIE accounting	—	1,090	—	—
Provision (benefit) for loan losses	688	(1,928)	563	(1,734)
Amortization of deferred costs (non real estate) and intangible assets	1,963	1,604	4,186	3,470
Equity investment losses (gains)	278	(304)	1,560	32
Share-based compensation	2,032	2,155	3,699	5,746
Impairment losses	—	535	—	556
Unrealized (gains) losses on CMBS marks - linked transactions	(439)	6,385	(2,202)	6,385
Unrealized loss on trading portfolio	1,029	—	1,471	—
Straight line rental adjustments	—	1	2	3
Loss on resale of debt	533	—	602	—
MTM adjustments on consolidated European CLO	(146)	—	(146)	—
PCM expenses	—	—	300	—
REIT tax planning adjustments	170	1,632	1,127	2,358
Cash items:
Gains on sale of property (1)	3,912	—	4,778	(22)
Gains on sale of preferred equity	65	—	1,049	—
Gain on the extinguishment of debt	3,068	1,716	7,599	5,301
Capital expenditures	(25)	(404)	(38)	(822)
AFFO	$24,042	$19,607	$49,022	$40,619

Weighted average shares – diluted	128,142,637	122,283,503	127,409,127	113,832,183

AFFO per share – diluted	$0.19	$0.16	$0.38	$0.36

(1)	Amount represents gains/losses on sales of owned real estate as well as sales of joint venture real estate interests that were recorded by us on an equity basis.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
For the six months ended June 30, 2014, our principal sources of liquidity were net proceeds from the June offering of our 8.625% Series C Preferred Stock of $116.2 million, $33.0 million from the sale of our 8.25% Series B Preferred Stock and 8.50% Series A Preferred Stock through our ATM program, funds available in existing CDO financings of $88.8 million and cash flow from operations. For the six months ended June 30, 2014, we also received $14.6 million of sale proceeds from our common stock DRIP, all of which are included in our $222.3 million of unrestricted cash at June 30, 2014.  In addition, we had capital available through a CMBS term facility to help finance the purchase of CMBS securities of $63.2 million and two CRE term facilities for the origination of commercial real estate loans of $47.0 million and $185.1 million.  As of December 31, 2013, our principal sources of current liquidity were proceeds from the sale of common stock through our DRIP, and proceeds from sales of our 8.5% Series A Preferred Stock and 8.25% Series B Preferred Stock through our ATM program, funds available in existing CDO financings of $78.5 million and cash flow from operations.  For the year ended December 31, 2013, we received $73.0 million of DRIP proceeds and $43.1 million of preferred stock sales proceeds, the remainder of which are included in our $85.3 million of unrestricted cash at December 31, 2013.  In addition, we had capital available through two CRE term facilities to help finance the purchase of CMBS securities and the origination of commercial real estate loans of $45.3 million and $90.9 million, respectively.
In October 2013, we closed and issued $115.0 million aggregate principal amount of our 6.0% Convertible Senior Notes due 2018. We received net proceeds of approximately $111.1 million after payment of underwriting discounts and commissions and other offering expenses, all of which is included in our $222.3 million of unrestricted cash.
Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through June 30, 2014, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.
The following table sets forth the distributions made and coverage test summaries for each of our securitizations for the periods presented (in thousands):

Name	Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
	Six Months Ended June 30,	Year Ended December 31,	As of June 30, 2014	As of June 30, 2014	As of Initial Measurement Date
	2014 (1)	2013 (1)	2014 (2) (3)	2014 (4)
Apidos CDO I (5)	$940	$4,615	$936	$13,213	$17,136
Apidos CDO III (6)	$2,135	$6,495	$3,766	$9,882	$11,269
Apidos Cinco CDO (7)	$5,186	$12,058	$9,807	$19,657	$17,774
RREF 2006-1 (8)	$3,349	$36,828	$6,083	$64,077	$24,941
RREF 2007-1 (9)	$4,242	$10,880	$6,168	$62,208	$26,032
RCC CRE Notes 2013 (10)	$5,701	N/A	N/A	N/A	N/A
Moselle CLO S.A.(11)	$1,384	N/A	N/A	N/A	N/A
* The above table does not include Apidos CLO VIII or Whitney CLO I, as these CLOs were previously called and were substantially liquidated.

(1)
Distributions on retained equity interests in CDOs (comprised of note investments and preference share ownership) and principal paydowns on notes owned; RREF CDO 2006-1 includes $231,000 and $28.1 million of paydowns during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)	Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to our preference shares.

(Back to Index)

(Back to Index)

(4)	Overcollateralization cushion represents the amount by which the value of the collateral held by the CDO issuer exceeds the maximum amount required.

(5)	Apidos CDO I's reinvestment period expired in July 2011.

(6)	Apidos CDO III's reinvestment period expired in June 2012.

(7)	Apidos Cinco CDO's reinvestment period expired in May 2014.

(8)	RREF CDO 2006-1's reinvestment period expired in September 2011.

(9)	RREF CDO 2007-1's reinvestment period expired in June 2012.

(10)
RCC CRE Notes 2013 closed on December 31, 2013; the first distribution was in January 2014. There is no reinvestment period for the securitization. Additionally, the indenture contains no coverage tests.

(11)	Moselle CLO S.A. was acquired on February 24, 2014; the first distribution was in April 2014. The reinvestment period for this securitization expired prior to the acquisition of this securitization.
At July 31, 2014, after paying our second quarter 2014 common and preferred stock dividends, our liquidity is derived from three primary sources:

•	unrestricted cash and cash equivalents of $156.3 million, restricted cash of $500,000 in margin call accounts and $2.0 million in the form of real estate escrows, reserves and deposits;

•	capital available for reinvestment in two of our securitizations of $3.9 million, all of which is designated to finance future funding commitments on CRE loans; and

•	loan principal repayments that we expect will paydown outstanding CLO notes by $59.6 million as well as interest collections of $4.5 million.
In addition, at July 31, 2014, we have funds available through three term financing facilities to finance the origination of CRE loans of $250 million and $200 million, respectively, and to finance the purchase of CMBS of $67.8 million.
Our leverage ratio may vary as a result of the various funding strategies we use.  As of both June 30, 2014 and December 31, 2013, our leverage ratio was 1.7 times.  While we had repayments of CDO notes and received equity offering proceeds through our preferred Series C offering and sales though our preferred stock ATM program and common stock DRIP, which reduced our leverage ratios, these were offset by increased borrowings due to our consolidation of Moselle CLO and advances under our Wells Fargo CRE, Deutsche Bank CRE term financing facilities and Deutsche Bank CMBS short-term repurchase agreements.
Distributions
In order to maintain our qualification as a REIT and to avoid corporate-level income tax on our income, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
The following tables presents dividends declared (on a per share basis) for the three and six months ended June 30, 2014.

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2014
March 31	April 28	$25,663	$0.20
June 30	July 28	$26,179	$0.20

Preferred Stock
Series A				Series B				Series C
	Date Paid	Total Dividend Paid	Dividend Per Share		Date Paid	Total Dividend Paid	Dividend Per Share		Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)				(in thousands)				(in thousands)
2014				2014				2014
March 31	April 30	$463	$0.53125	March 31	April 30	$2,057	$0.515625
June 30	July 30	$537	$0.53125	June 30	July 30	$2,378	$0.515625	June 30	July 30	$1,437	$0.299479

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands)
	Payments due by Period
	Total		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
CDOs (1)	$851,480		$—	$—	$—	$851,480
CRE Securitization	256,807		—	—	—	256,807
Repurchase Agreements (2)	312,893	(8)	312,893	—	—	—
Unsecured junior subordinated debentures (3)	51,104		—	—	—	51,104
6.0% Convertible Senior Notes (4)	107,550		—	—	—	107,550
Unfunded commitments on CRE loans (5)	52,491		—	52,491	—	—
Revolver draws available on originated middle market loans (6)	36,050		27,000	5,600	3,450	—
Base management fees (7)	14,080		14,080	—	—	—
Total	$1,682,455		$353,973	$58,091	$3,450	$1,266,941

(1)
Contractual commitments do not include $338,000, $2.5 million, $1.0 million, $5.0 million, and $7.1 million of interest expense payable through the stated maturity dates of July 2014, May 2015, May 2015, August 2016, and June 2017, respectively, on Apidos CDO I, Apidos Cinco CDO, Apidos CDO III, RREF 2006-1, and RREF 2007-1.  The maturity date represents the time at which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitments include $236,000 of interest expense payable through the maturity date on our repurchase agreements.

(3)
Contractual commitments do not include $44.1 million and $45.0 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)	Contractual commitments do not include $31.0 million of interest expense payable through the maturity date of December 1, 2018 on our 6.0% convertible senior notes.

(5)
Unfunded commitments on our originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.

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

(8)	$218.1 million of the repurchase agreements were paid down in July 2014 when we closed our CRE securitization, CRE Notes 2014, Ltd.
At June 30, 2014, we had ten interest rate swap contracts with a notional value of $125.4 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of June 30, 2014, the average fixed pay rate of our interest rate hedges was 5.12% and our receive rate was one-month LIBOR, or 0.15%.

(Back to Index)

Off-Balance Sheet Arrangements
General
As of June 30, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, as of June 30, 2014, we had not guaranteed obligations of any such unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
Unfunded Commercial Real Estate Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our commercial real estate loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of June 30, 2014, we had 25 loans with unfunded commitments totaling $52.5 million, of which $4.1 million will be funded by restricted cash in RCC CRE Notes 2013 and $250,000 will be funded by restricted cash in RREF CDO 2007-1; we intend to fund the remaining $48.1 million through cash flow from normal operating activities and principal repayments on other loans in our portfolio. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Unfunded Middle Market Loan Commitments

During the year ended December 31, 2013, we began originating middle-market loans in RCC Commercial, Inc and Resource TRS, LLC. Resource America is paid origination fees in connection with our middle-market lending operations, where fees may not exceed 2% of the loan balance for any loan originated. The executed agreements between us and borrowers within our portfolio contain commitments to provide additional loan funding in the future. These commitments generally fall into two categories: (1) revolving credit facility; and (2) additional notes commitments. Disbursement of funds pursuant to these commitments are subject to the borrower meeting pre-specified criteria and in some instances at our discretion. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of June 30, 2014, we had four loans with unfunded commitments totaling $36.1 million, all of which would be funded by RCC Commercial, Inc. We intend to fund these commitments through cash flow from normal operating activities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

(Back to Index)

ITEM 3 .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2014, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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
The following sensitivity analysis tables show, at June 30, 2014 and December 31, 2013, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	June 30, 2014
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$191,142	$192,061	$198,028
Change in fair value	$(919)		$5,967
Change as a percent of fair value	0.48%		3.11%

Hedging instruments:
Fair value	$(12,965)	$9,396	$(8,493)
Change in fair value	$(3,569)		$903
Change as a percent of fair value	37.98%		9.61%

	December 31, 2013
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$247,630	$255,670	$264,267
Change in fair value	(8,040)	—	8,597
Change as a percent of fair value	3.14%	—%	3.36%

Hedging instruments:
Fair value	$(12,545)	$(10,586)	$(7,435)
Change in fair value	(1,959)	—	3,151
Change as a percent of fair value	18.51%	—%	29.77%

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
Changes in Internal Control of Financial Reporting
There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (17)
3.1(d)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (18)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (22)
3.1(f)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (as Amended January 31, 2014) (12)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (13)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock (18)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
4.8(a)	Senior Indenture between the Company and Wells Fargo Bank, National Association, as Trustee, dated October 21, 2013. (25)
4.8(b)	First Supplemental Indenture between the Company and Wells Fargo Bank, National Association, as Trustee. (25)
4.8(c)	Form of 6.00% Convertible Senior Note due 2018 (included in Exhibit 4.8(b)).
10.1(a)	Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 13, 2012. (15)
10.1(b)	Amendment No.1 to Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of November 7, 2013.(4)
10.2(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
(Back to Index)

(Back to Index)

10.2(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
10.3(a)	2005 Stock Incentive Plan. (1)
10.3(b)	Form of Stock Award Agreement. (8)
10.3(c)	Form of Stock Option Agreement. (8)
10.4(a)	Amended and Restated Omnibus Equity Compensation Plan. (7)
10.4(b)	Form of Stock Award Agreement.
10.4(c)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements).
10.5	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
10.6(a)	Master Repurchase and Securities Contract for $150 million between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated February 27, 2012. (19)
10.6(b)	Guaranty Agreement made by Resource Capital Corp., as guarantor, in favor of Wells Fargo Bank, National Association. (19)
10.6(c)
First Amendment to Master Repurchase and Securities Contract and Other Documents between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated April 2, 2013. (23)

10.7(a)	Master Purchase Agreement by and between RCC Real Estate SPE 5, LLC, as, master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer, dated as of July 19, 2013. (24)
10.7(b)	Guaranty made by the Company for the benefit of Deutsche Bank AG, Cayman Islands Branch, dated July 19, 2013. (24)
10.8	8.50% Series A Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement, dated December 17, 2013 among the Company, Resource Capital Manager Inc. and MLV & Co., LLC. (26)
10.9	8.25% Series B Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement, dated December 17, 2013 among the Company, Resource Capital Manager Inc. and MLV & Co., LLC. (26)
12.1	Statements re Computation of Ratios
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, Dated February 27, 2012. (14)
99.2	Guaranty made by Resource Capital Corp. as guarantor, in favor of Wells Fargo Bank, National Association, dated February 27, 2012 (14)
99.3	Federal Income Tax Consequences of our Qualification as a REIT. (27)
99.4	Master Repurchase and Securities Contract dated as of June 20, 2014 with Well Fargo Bank, National Association. (5)
99.5	Guarantee Agreement dated as of June 20, 2014, made by Resource Capital Corp., as guarantor, in favor of Wells Fargo Bank, National Association. (5)
99.6	Corporate Governance Guidelines (as Amended January 31, 2014). (12)
101	Interactive Data Files

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 16, 2014.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).

(9)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.

(Back to Index)

(Back to Index)

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 4, 2014.

(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.

(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.

(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.

(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.

(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.

(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.

(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.

(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.

(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.

(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on March 19, 2013.

(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.

(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.

(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.

(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on December 17, 2013.

(27)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

August 8, 2014	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

August 8, 2014	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)