Form 10-Q
period 2014-09-30
Resource Capital Corp.
filed 2014-11-10
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on November 5, 2014 was 132,053,802 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$163,269	$262,270
Restricted cash	83,604	63,309
Investment securities, trading	9,187	11,558
Investment securities available-for-sale, pledged as collateral, at fair value	204,843	162,608
Investment securities available-for-sale, at fair value	76,175	52,598
Linked transactions, net at fair value	14,272	30,066
Loans held for sale	91,382	21,916
Property held-for-sale	29,581	25,346
Investment in real estate	—	29,778
Loans, pledged as collateral and net of allowances of $4.5 million and $13.8 million (of which $83.0 million and $0 at fair value)	1,744,899	1,369,526
Loans receivable–related party net of allowances of $936,000 and $0	4,172	6,966
Investments in unconsolidated entities	60,540	69,069
Derivatives, at fair value	21,618	—
Interest receivable	14,831	8,965
Deferred tax asset	4,853	5,212
Principal paydown receivable	34,297	6,821
Intangible assets	10,254	11,822
Prepaid expenses	4,529	2,871
Other assets	20,075	10,726
Total assets	$2,592,381	$2,151,427
LIABILITIES (2)
Borrowings (of which $94.9 million and $0 at fair value)	$1,590,958	$1,319,810
Distribution payable	30,340	27,023
Accrued interest expense	3,875	1,693
Derivatives, at fair value	8,830	10,586
Accrued tax liability	3,131	1,629
Deferred tax liability	—	4,112
Accounts payable and other liabilities	11,331	12,650
Total liabilities	1,648,465	1,377,503
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,011,743 and 680,952 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share 4,734,495 and 3,485,078 shares issued and outstanding	5	3
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share 4,800,000 and 0 shares issued and outstanding	5	—
Common stock, par value $0.001: 500,000,000 shares authorized; 133,406,123 and 127,918,927 shares issued and outstanding (including 2,742,476 and 3,112,595 unvested restricted shares)	133	128
Additional paid-in capital	1,224,533	1,042,480
Accumulated other comprehensive income (loss)	3,990	(14,043)
Distributions in excess of earnings	(296,253)	(254,645)
Total stockholders’ equity	932,414	773,924
Non-Controlling interests	11,502	—
Total equity	943,916	773,924
TOTAL LIABILITIES AND EQUITY	$2,592,381	$2,151,427

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
(1) Assets of consolidated VIEs included in total assets:
Restricted cash	$80,633	$61,372
Investment securities available-for-sale, pledged as collateral, at fair value	110,376	105,846
Loans held for sale	36,674	2,376
Loans, pledged as collateral and net of allowances of $4.0 million and $8.8 million (of which $83.0 million and $0 at fair value)	1,405,788	1,219,569
Interest receivable	8,066	5,627
Prepaid expenses	217	247
Principal paydown receivable	34,100	6,821
Other assets	(12)	—
Total assets of consolidated VIEs	$1,675,842	$1,401,858

(2) Liabilities of consolidated VIEs included in total liabilities:
Borrowings (of which $94.9 million and $0 at fair value)	$1,214,923	$1,070,339
Accrued interest expense	1,280	918
Derivatives, at fair value	7,958	10,191
Accounts payable and other liabilities	(418)	1,604
Total liabilities of consolidated VIEs	$1,223,743	$1,083,052

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES
Interest income:
Loans	$27,026	$24,374	$73,474	$78,370
Securities	5,168	3,411	12,563	10,949
Interest income − other	1,647	679	5,481	3,180
Total interest income	33,841	28,464	91,518	92,499
Interest expense	11,589	11,762	31,836	34,061
Net interest income	22,252	16,702	59,682	58,438
Rental income	1,118	4,649	7,777	15,875
Dividend income	16	223	169	256
Equity in net earnings (losses) of unconsolidated subsidiaries	887	(535)	4,663	(888)
Fee income	2,344	1,245	7,166	4,182
Net unrealized gains and gains on sales of investment securities available-for-sale and loans	7,546	570	15,487	3,355
Net realized and unrealized gains (losses) on investment securities, trading	376	(229)	(1,834)	(864)
Unrealized gains (losses) and net interest income on linked transactions, net	177	1,161	7,494	(4,343)
Total revenues	34,716	23,786	100,604	76,011
OPERATING EXPENSES
Management fees − related party	3,606	5,113	10,000	11,006
Equity compensation − related party	798	2,120	4,497	7,866
Rental operating expense	695	3,523	5,168	11,084
General and administrative	11,586	2,898	30,936	8,761
Depreciation and amortization	562	904	2,158	3,041
Income tax (benefit) expense	(237)	722	(667)	4,221
Net impairment losses recognized in earnings	—	255	—	811
Provision (recovery) for loan losses	1,439	741	(1,739)	541
Total operating expenses	18,449	16,276	50,353	47,331
	16,267	7,510	50,251	28,680
OTHER REVENUE (EXPENSE)
Loss on the reissuance of debt	(1,867)	—	(2,469)	—
Other expense	—	—	(1,262)	—
(Loss) gain on sale of real estate	(69)	16,607	2,973	16,607
Total other revenue	(1,936)	16,607	(758)	16,607
NET INCOME	14,331	24,117	49,493	45,287
Net income allocated to preferred shares	(5,545)	(1,996)	(11,303)	(5,107)
Net income allocable to non-controlling interest, net of taxes	(1,458)	—	(1,069)	—
NET INCOME ALLOCABLE TO COMMON SHARES	$7,328	$22,121	$37,121	$40,180
NET INCOME PER COMMON SHARE – BASIC	$0.06	$0.18	$0.29	$0.34
NET INCOME PER COMMON SHARE – DILUTED	$0.06	$0.18	$0.29	$0.34
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − BASIC	129,654,365	124,212,032	127,434,378	116,471,142
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − DILUTED	131,227,759	126,072,682	128,705,916	117,973,978

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$14,331	$24,117	$49,493	$45,287
Other comprehensive income:
Reclassification adjustment for gains (losses) included in net income	3,974	396	8,161	(4,728)
Unrealized (losses) gains on available-for-sale securities, net	8,956	1,723	7,466	11,644
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	71	129	212	322
Unrealized gains on derivatives, net	1,160	498	2,351	2,480
Foreign currency translation	23	(23)	(157)	(23)
Total other comprehensive income	14,184	2,723	18,033	9,695
Comprehensive income before allocation to non-controlling interests and preferred shares	28,515	26,840	67,526	54,982
Allocation to non-controlling interests	(1,458)	—	(1,069)	—
Allocation to preferred shares	(5,545)	(1,996)	(11,303)	(5,107)
Comprehensive income allocable to common shares	$21,512	$24,844	$55,154	$49,875

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholder's Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2014	127,918,927	$128	$1	$3	—	$1,042,480	$(14,043)	$—	$(254,645)	$773,924	$—	$773,924
Proceeds from dividend reinvestment and stock purchase plan	4,597,265	4	—	—	—	25,412	—	—	—	25,416	—	25,416
Proceeds from issuance of preferred stock	—	—	—	2	5	156,716	—	—	—	156,723	—	156,723
Offering costs	—	—	—	—	—	(4,571)	—	—	—	(4,571)	—	(4,571)
Stock based compensation	889,931	1	—	—	—	—	—	—	—	1	—	1
Amortization of stock based compensation	—	—	—	—	—	4,496	—	—	—	4,496	—	4,496
Contribution from non-controlling interests	—	—	—	—	—	—	—	—	—	—	10,433	10,433
Net Income	—	—	—	—	—	—	—	48,424	—	48,424	1,069	49,493
Preferred dividends	—	—	—	—	—	—	—	(11,303)	—	(11,303)	—	(11,303)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	15,627	—	—	15,627	—	15,627
Designated derivatives, fair value adjustment	—	—	—	—	—	—	2,563	—	—	2,563	—	2,563
Foreign currency translation adjustment	—	—	—	—	—	—	(157)	—	—	(157)	—	(157)
Distributions on common stock	—	—	—	—	—	—	—	(37,121)	(41,608)	(78,729)	—	(78,729)
Balance, September 30, 2014	133,406,123	$133	$1	$5	$5	$1,224,533	$3,990	$—	$(296,253)	$932,414	$11,502	$943,916

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,493	$45,287
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision (recovery) for loan losses	(1,739)	541
Depreciation of investments in real estate and other	2,252	1,638
Amortization of intangible assets	1,541	1,463
Amortization of term facilities	—	876
Accretion of net discounts on loans held for investment	(2,045)	(8,306)
Accretion of net discounts on securities available-for-sale	(2,847)	(1,925)
Amortization of discount on notes securitization	70	3,937
Amortization of debt issuance costs on notes of securitizations	2,596	2,868
Amortization of discounts on convertible notes	896	—
Amortization of stock-based compensation	4,497	7,866
Amortization of terminated derivative instruments	212	322
Distribution accrued to preferred stockholders	—	(5,107)
Accretion of interest-only available-for-sales securities	(573)	(714)
Non-cash incentive compensation to the Manager	—	484
Deferred income tax (benefit) expense	(689)	502
Change in mortgage loans held for sale, net	(42,178)	—
Purchase of securities, trading	(4,000)	(11,044)
Principal payments on securities, trading	50	4,211
Proceeds from sales of securities, trading	379	18,713
Net realized and unrealized loss on investment securities, trading	1,834	864
Net realized gain on sales of investment securities available-for-sale and loans	(15,487)	(3,355)
Loss on the reissuance of debt	2,469	—
Gain on the sale of real estate	(2,973)	(16,607)
Net impairment losses recognized in earnings	—	802
Linked transactions fair value adjustments	(5,713)	5,224
Equity in net (earnings) losses of unconsolidated subsidiaries	(4,663)	888
Changes in operating assets and liabilities, net of acquisitions	6,756	17,404
Net cash (used in) provided by operating activities	(9,862)	66,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash, net of acquisitions	18,328	30,079
Purchase of securities available-for-sale	(145,138)	(120,599)
Principal payments received on securities available-for-sale	40,748	33,010
Proceeds from sale of securities available-for-sale	117,367	7,025
Proceeds from (investment in) unconsolidated entity	8,911	(25,508)
Acquisition of Moselle CLO S.A.	(30,433)	—
Proceeds from real estate held-for-sale	31,639	37,001
Improvement of real estate held-for-sale	—	(404)
Purchase of loans	(667,774)	(555,051)
Principal payments received on loans	315,778	487,606
Proceeds from sale of loans	76,314	314,112
Distributions from investments in real estate	—	522
Improvements in investments in real estate	(225)	(365)

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Purchase of furniture and fixtures	(69)	(128)
Acquisition of property and equipment	(362)	—
Investment in loans - related parties	(849)	—
Principal payments received on loans – related parties	2,706	499
Settlement of derivative instruments for investment	(19,245)	—
Net cash (used in) provided by investing activities	(252,304)	207,799

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $0 and $4,228)	—	114,018
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $0)	25,416	19,092
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $203 and $3)	8,397	112
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $363 and $1,091)	27,940	51,057
Proceeds from issuance of 8.625% Series C redeemable preferred shares (net of offering costs of $4,005 and $0)	115,815	—
Minority interest equity	12,676	2,200
Proceeds from borrowings:
Repurchase agreements	49,234	143,203
Warehouse agreement	43,000	—
Collateralized debt obligations	235,344	—
Senior Secured Revolving Credit Facility	35,500	—
Reissuance of debt	39,635	—
Payments on borrowings:
Collateralized debt obligations	(301,040)	(450,437)
Mortgage Payable	—	(13,600)
Warehouse agreement	(33,719)	—
Payment of debt issuance costs	(7,284)	(1,740)
Settlement of derivative instruments	(23)	—
Payment of equity to third party sub-note holders	(2,183)	(6,952)
Distributions paid on preferred stock	(7,907)	(4,389)
Distributions paid on common stock	(77,636)	(68,010)
Net cash provided by (used in) financing activities	$163,165	$(215,446)
NET(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(99,001)	59,185
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	262,270	85,278
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$163,269	$144,463
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$26,782	$28,391
Income taxes paid in cash	$3,293	$8,997

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
Resource Capital Corp. and subsidiaries’ (collectively the ‘‘Company’’) principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (the ‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (NASDAQ: REXI).  In September 2013, it was determined that the Company is a variable interest entity ("VIE") and that Resource America is the primary beneficiary of the Company. Therefore, the Company's financial statements will be consolidated into Resource America's financial statements. The following subsidiaries are consolidated in the Company’s financial statements:

•
RCC Real Estate, Inc. (“RCC Real Estate”) holds real estate investments, including commercial real estate loans, commercial real estate-related securities and investments in real estate.  RCC Real Estate owns 100% of the equity of the following VIEs:

◦
Resource Real Estate Funding CDO 2006-1, Ltd. (“RREF CDO 2006-1”), a Cayman Islands limited liability company and qualified real estate investment trust (“REIT”) subsidiary (“QRS”).  RREF CDO 2006-1 was established to complete a collateralized debt obligation (“CDO”) issuance secured by a portfolio of commercial real estate ("CRE") loans and commercial mortgage-backed securities (“CMBS”).

◦
Resource Real Estate Funding CDO 2007-1, Ltd. (“RREF CDO 2007-1”), a Cayman Islands limited liability company and QRS.  RREF CDO 2007-1 was established to complete a CDO issuance secured by a portfolio of CRE loans and CMBS.

◦
Resource Capital Corp. CRE Notes 2013, Ltd. (“RCC CRE Notes 2013”), a Cayman Islands limited liability company and QRS.  RCC CRE Notes 2013 was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

◦
Resource Capital Corp. 2014-CRE2, Ltd. ("RCC CRE 2014"), a Cayman Islands limited liability company and QRS. RCC CRE 2014 was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

•	RCC Commercial, Inc. (“RCC Commercial”) holds an investment in Northport TRS, LLC ("Northport LLC") and owns 100% of the equity of the following VIE:

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

•
Resource TRS, Inc. (“Resource TRS”), a TRS directly owned by the Company, holds the Company’s equity investment in a leasing company and holds all of its investment securities, trading. Resource TRS also owns equity in the following:

◦	Resource TRS, LLC, a Delaware limited liability company, which holds an investment in Northport LLC.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

◦	Northport LLC, a Delaware limited liability company, which holds bank loan investments and the Company's self-originated middle market loans.

◦	Pelium Capital Partners, L.P., ("Pelium Capital") a Delaware limited partnership, which holds investment securities, trading. Resource TRS owns 80.4% of the equity in Pelium Capital.

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

•
Resource TRS IV, Inc. (“Resource TRS IV”), a TRS directly owned by the Company, holds the Company's equity investment in hotel condominium units acquired in conjunction with a loan foreclosure. The hotel condominium units were sold in April 2014.

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

◦
Long Term Care Conversion Funding ("LTCC Funding"), a New York limited liability company, which owns a 50.2% interest in Life Care Funding, LLC ("LCF") and provides funding through a financing facility to fund the acquisition of life settlement contracts.

▪
LCF, a New York limited liability company, is a joint venture between LTCC and Life Care Funding Group Partners and was established for the purpose of originating and acquiring life settlement contracts.

•	RCC Residential, Inc. ("RCC Residential"), a TRS directly owned by the Company, is a Delaware corporation which owns 100% of the following entities:

◦	Primary Capital Mortgage, LLC ("PCM"), (formerly known as Primary Capital Advisors LLC) , a limited liability company which originates and services residential mortgage loans.

◦	RCM Global Manager, LLC ("RCM Global Manager"), a Delaware limited liability company, owns 63.8% of the following entity:

▪	RCM Global, LLC ("RCM Global"), a Delaware limited liability company, holds a portfolio of investment securities, available-for-sale.

▪	RCC Residential Portfolio, Inc. ("RCC Resi Portfolio"), a Delaware corporation directly owned by the Company, invests in residential mortgage-backed securities (“RMBS”).

▪
RCC Residential Portfolio TRS, Inc. ("RCC Resi TRS"), a TRS directly owned by the Company, is a Delaware corporation which intends to hold strategic residential positions which cannot be held by RCC Resi Portfolio.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company.
All inter-company transactions and balances have been eliminated.
Residential Mortgage Loans Held for Sale
The Company originates residential loans to be funded by permanent investors. The Company may sell or retain the right to service a loan. Mortgage loans held for sale are valued at the lower of cost or market, determined on an aggregate basis for each type of loan after the net effect of any hedging activities including interest rate lock commitments and freestanding loan-related derivatives. Market value is determined using sales commitments to permanent investors or on current market rates for loans of similar quality and type. To the extent the transfer of assets qualifies as a sale, the asset is derecognized and the gain or loss is recorded on the sale date. In the event the transfer of assets does not qualify as a sale, the transfer would be treated as a secured borrowing.
Recent Accounting Standards
In August 2014, the Financial Accounting Standards Board ("FASB") issued guidance that clarifies the disclosures management must make in its interim and annual financial statement footnotes when management has determined that conditions exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date the financial statements are available to be issued when applicable). In accordance with this guidance, management’s assessment is required to be made each reporting period and should be based on relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. In all cases, to the extent that substantial doubt about the entity’s ability to continue as a going concern is determined to be probable, management must disclose the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that either alleviated or are intended to mitigate the conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern. Additionally, to the extent substantial doubt about the entity’s ability to continue as a going concern is not alleviated by management’s plans, management must indicate in the footnotes that there is substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption will have a material impact on its consolidated financial statements.
In August 2014, the FASB issued guidance that provides for the election of a measurement alternative when a reporting entity determines that it is the primary beneficiary of a collateralized financing entity and, hence, is required to consolidate that collateralized financing entity. The measurement alternative allows a qualifying, consolidated collateralized financing entity to use the more observable of the fair value the financial assets or the fair value of financial liabilities adjusted by the carrying amount of non-financial assets, the fair value of any beneficial interests retained by the reporting entity (including those beneficial interest that represent compensation for services). Alternatively, if the measurement alternative is not elected for a qualifying, consolidated collateralized financing entity, this guidance requires that the financial assets and financial liabilities be measured in accordance with Topic 820, and any difference in the fair value of the financial assets and the fair value of the financial liabilities would be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). This guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the effect of adoption but does not expect adoption will have a material impact on its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

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
In June 2013, the FASB issued guidance which clarifies the characteristics of an investment company, provides comprehensive guidance for assessing whether an entity is an investment company and requires an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting. The guidance also requires additional disclosure. This guidance was effective for an entity’s interim and annual reporting periods in fiscal years that began after December 15, 2013. Earlier application was prohibited. Adoption did not have a material impact on the Company's consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the 2013 consolidated financial statements to conform to the 2014 presentation.
NOTE 3 - VARIABLE INTEREST ENTITIES
The Company has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its securitizations in order to determine if the issuing entities qualify as VIEs. The Company monitors these investments and, to the extent it has determined that it owns a material investment in the current controlling class of securities of a particular entity, analyzes the entity for potential consolidation. The Company will continually analyze investments and liabilities, including when there is a reconsideration event, to determine whether such investments or liabilities are VIEs and whether such VIE should be consolidated or deconsolidated.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of 10 VIEs at September 30, 2014: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC CRE Notes 2014, and Moselle CLO. In performing the primary beneficiary analysis for Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013 and RCC CRE Notes 2014, it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and who have the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that the Company was the party within that group that is more closely associated to each such VIE considering the design of the VIE, the principal-agency relationship between the Company and other members of the related-party group, and the relationship and significance of the activities of the VIE to the Company compared to the other members of the related-party group.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013 and RCC CRE 2014 were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities, and were financed by the issuance of debt securities. The Manager manages these entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
Moselle CLO is a European securitization in which the Company purchased a $40.0 million interest in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 subordinated Notes in February 2014. The CLO is managed by an independent third-party and such collateral management activities were determined to be the activities that most significantly impact the economic performance of the CLO. Though neither the Company nor one of its related parties manages the CLO, due to certain unilateral kick-out rights within the collateral management agreement it was determined that the Company had the power to direct the activities that most significantly impact the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impact Moselle CLO and a financial interest that is expected to absorb both positive and negative variability in the CLO that could potentially be significant, the Company was determined to be the the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO.
Whitney CLO I is a securitization in which the Company acquired rights to manage the collateral assets held by the entity in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see “— Unconsolidated VIEs – Resource Capital Asset Management,” below.

On July 9, 2014, RCC Residential together with Resource America and certain Resource America employees acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio is managed by Resource America. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global will be allocated the revenue/expenses of RCM Global in accordance with its membership interest. RCM Global was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members have all of the following characteristics (1) the power to direct the activities (2) the obligation to absorb losses and (3) the right to receive residual returns. However, the Company consolidated RCM Global as a result of the Company's majority interest in it.

In September 2014, the Company contributed $17.5 million of capital to Pelium Capital for an 80.4% interest. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company will receive 10% of the carried interest in the partnership for the first five years and can increase to 20% if the Company's capital contributions aggregate $40.0 million. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members have all of the following characteristics (1) the power to direct the activities (2) the obligation to absorb losses and (3) the right to receive residual returns. However, Pelium Capital was consolidated as a result of the Company's majority ownership and the Company's unilateral kick-out rights held. The non-controlling interest in this vehicle is owned by Resource America.
For a discussion of the Company’s securitizations (see Note 1) and for a discussion of the debt issued through the securitizations (see Note 13).
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
SEPTEMBER 30, 2014
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
The creditors of the Company’s ten consolidated VIEs have no recourse to the general credit of the Company. However, the Company has in the past voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the three and nine months ended September 30, 2014, the Company has provided financial support of $209,000 and $758,000, respectively. For the three and nine months ended September 30, 2013, the Company provided $69,000 and $1.9 million of financial support, respectively. The Company has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its consolidated VIEs.
The following table shows the classification and carrying value of assets and liabilities of the Company's consolidated VIEs as of September 30, 2014 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006-1	RREF 2007-1	RCC CRE Notes 2013	RCC CRE 2014	Moselle	Total
ASSETS
Restricted cash (1)	$15,366	$3,529	$24,663	$5	$80	$20	$250	$3,337	$—	$33,383	$80,633
Investment securities available-for-sale, pledged as collateral, at fair value	3,452	3,947	11,313	—	—	11,359	67,784	—	—	12,521	110,376
Loans, pledged as collateral	9,896	87,750	274,442	—	—	128,369	204,978	267,963	349,381	83,009	1,405,788
Loans held for sale	35,740	364	570	—	—	—	—	—	—	—	36,674
Interest receivable	(268)	443	959	—	—	2,471	2,015	1,114	1,332	—	8,066
Prepaid assets	6	7	28	—	—	100	76	—	—	—	217
Principal paydown receivable	—	—	—	—	—	25,803	8,297	—	—	—	34,100
Other Assets	—	—	—	—	—	—	—	—	(12)	—	(12)
Total assets (2)	$64,192	$96,040	$311,975	$5	$80	$168,122	$283,400	$272,414	$350,701	$128,913	$1,675,842

LIABILITIES
Borrowings	$47,848	$83,621	$284,160	$—	$—	$105,841	$137,004	$223,897	$231,365	$101,187	$1,214,923
Accrued interest expense	218	46	289	—	—	44	99	172	123	289	1,280
Derivatives, at fair value	—	—	—	—	—	1,044	6,914	—	—	—	7,958
Accounts payable and other liabilities	22	48	25	195	—	11	1	—	10	(730)	(418)
Total liabilities	$48,088	$83,715	$284,474	$195	$—	$106,940	$144,018	$224,069	$231,498	$100,746	$1,223,743

(1)    Includes $3.6 million available for reinvestment in certain of the securitizations.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements as of September 30, 2014. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure” column in the table below.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, Inc. ("LEAF Financial"), a joint venture of Resource America, and LEAF Commercial Capital, Inc. (“LCC”), another subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC. The Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  The Company's fully-diluted interest in LCC assuming conversion is 28.3%. The Company’s investment in LCC was recorded at $40.2 million and $41.0 million as of September 30, 2014 and December 31, 2013, respectively.
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
Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed bank loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $9.9 million and $11.2 million at September 30, 2014 and December 31, 2013, respectively. The Company recognized fee income of $1.2 million and $4.0 million for the three and nine months ended September 30, 2014, respectively, and $1.2 million and $4.2 million for the three and nine months ended September 30, 2013, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling financial interest and, therefore, is not the primary beneficiary. One of these CLOs was substantially liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, the Company purchased 66.6% of its preferred equity. Based upon that purchase, the Company determined that it did have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, the Company had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between the Company and the related party, the Company was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. The Company, therefore, consolidated Whitney CLO I. In May 2013, the Company purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of the CLO. In September 2013, the Company substantially liquidated Whitney CLO I, and, as a result, all of the assets were sold.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs as of September 30, 2014 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$40,157	$1,548	$—	$41,705	$41,705
Intangible assets	—	—	9,878	9,878	$9,878
Total assets	40,157	1,548	9,878	51,583

Borrowings	—	51,154	—	51,154	N/A
Total liabilities	—	51,154	—	51,154	N/A
Net asset (liability)	$40,157	$(49,606)	$9,878	$429	N/A
Other than its commitments to fund its real estate joint ventures, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is summarized for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$26,629	$25,447
Distributions on preferred stock declared but not paid	$5,555	$2,023
Issuance of restricted stock	$890	$242
NOTE 5 - INVESTMENT SECURITIES, TRADING
Structured notes are CLO debt securities collateralized by syndicated bank loans. The following table summarizes the Company's structured notes and RMBS which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2014
Structured notes, trading	$10,821	$317	$(2,017)	$9,121
RMBS, trading	1,897	—	(1,831)	66
Total	$12,718	$317	$(3,848)	$9,187

As of December 31, 2013
Structured notes, trading	$8,057	$4,050	$(1,000)	$11,107
RMBS, trading	1,919	—	(1,468)	451
Total	$9,976	$4,050	$(2,468)	$11,558
The Company sold two securities during the nine months ended September 30, 2014, for a realized gain of $2.5 million. The Company held 19 and eight investment securities, trading as of September 30, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

NOTE 6 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The Company pledges a portion of its CMBS as collateral against its borrowings under repurchase agreements and derivatives. CMBS that are accounted for as components of linked transactions are not reflected in the tables set forth in this note, as they are accounted for as derivatives.
ABS are CLO debt securities collateralized by syndicated bank loans. The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2014
CMBS	$176,970	$5,856	$(7,510)	$175,316
RMBS	30,697	848	—	31,545
ABS	60,980	12,211	(1,435)	71,756
Corporate bonds	2,413	12	(24)	2,401
Total	$271,060	$18,927	$(8,969)	$281,018

As of December 31, 2013
CMBS	$185,178	$7,570	$(12,030)	$180,718
ABS	30,775	1,644	(394)	32,025
Corporate bonds	2,517	16	(70)	2,463
Total	$218,470	$9,230	$(12,494)	$215,206
The following table summarizes the estimated maturities of the Company’s investment securities according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
As of September 30, 2014
Less than one year	$50,160	$56,395	3.84%
Greater than one year and less than five years	142,079	133,098	5.03%
Greater than five years and less than ten years	44,913	38,301	5.32%
Greater than ten years	43,866	43,266	5.40%
Total	$281,018	$271,060	4.97%

As of December 31, 2013
Less than one year	$39,256	$40,931	5.25%
Greater than one year and less than five years	139,700	141,760	4.69%
Greater than five years and less than ten years	26,526	25,707	1.10%
Greater than ten years	9,724	10,072	7.90%
Total	$215,206	$218,470	4.49%

The contractual maturities of the CMBS investment securities available-for-sale range from October 2014 to December 2022.  The contractual maturities of the ABS investment securities available-for-sale range from October 2014 to October 2050.
The contractual maturities of the corporate bond investment securities available-for-sale range from December 2015 to December 2019.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
As of September 30, 2014
CMBS	$35,833	$(580)	18	$27,065	$(6,930)	14	$62,898	$(7,510)	32
ABS	13,792	(1,248)	13	4,410	(187)	7	18,202	(1,435)	20
Corporate bonds	1,439	(24)	1	—	—	—	1,439	(24)	1
Total temporarily impaired securities	$51,064	$(1,852)	32	$31,475	$(7,117)	21	$82,539	$(8,969)	53

As of December 31, 2013
CMBS	$52,012	$(7,496)	34	$14,159	$(4,534)	10	$66,171	$(12,030)	44
ABS	143	(1)	1	6,692	(393)	9	6,835	(394)	10
Corporate bonds	865	(70)	1	—	—	—	865	(70)	1
Total temporarily impaired securities	$53,020	$(7,567)	36	$20,851	$(4,927)	19	$73,871	$(12,494)	55
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
The Company had no losses included in earnings due to other-than-temporary impairment charges during the three and nine months ended September 30, 2014, respectively. The Company had $255,000 and $276,000 of losses included in earnings due to the other-than-temporary impairment charges during the three and nine months ended September 30, 2013, respectively, on positions that supported the Company’s CMBS investments.
The following table summarizes the Company's sales of investment securities available-for-sale (in thousands, except number of securities):

	Positions Sold	Par Amount Sold	Realized Gain (Loss)
As of September 30, 2014
CMBS position	3	$15,970	$480
ABS	3	$6,947	$3,484

As of December 31, 2013
CMBS position	4	$14,500	$466
Corporate bond position	35	$34,253	$(474)
The amounts above do not include redemptions. During the three and nine months ended September 30, 2014, the Company redeemed one and two corporate bond positions with a total par value of $1.0 million and $1.6 million, respectively, and recognized a gain of $48,000 and $48,000, respectively. During the three and nine months ended September 30, 2013, the Company had two corporate bond positions redeemed with a total par value of $3.5 million, and recognized a gain of $11,000. During the three and nine months ended September 30, 2014, the Company had one ABS position redeemed with a total par value of $2.5 million, and recognized a gain of $25,500. During the three and nine months ended September 30, 2013, the Company had no ABS positions redeemed.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Changes in interest rates may also have an effect on the rate of principal prepayments and, as a result, prepayments on the Company’s investment portfolio. The aggregate discount (premium) recognized as of the periods indicated (in thousands) are:

	September 30, 2014	December 31, 2013
CMBS	$3,609	$6,583
RMBS	$1,876	$—
ABS	$2,431	$2,394
Corporate bond	$42	$68
NOTE 7 - INVESTMENTS IN REAL ESTATE
The table below summarizes the Company’s investments in real estate (in thousands, except number of properties):

	As of December 31, 2013
	Book Value	Number of Properties
Multi-family property	$22,107	1
Office property	10,273	1
Subtotal	32,380
Less: Accumulated depreciation	(2,602)
Investments in real estate	$29,778
During the three and nine months ended September 30, 2014, the Company made no acquisitions. The Company has two assets classified as property available-for-sale on the consolidated balance sheets at September 30, 2014. The Company confirmed the intent and ability to sell its office property and multi-family property in their present condition during the three and nine months ended September 30, 2014. These properties qualified for held for sale accounting treatment upon meeting all applicable criteria on or prior to September 30, 2014, at which time the Company ceased recording depreciation and amortization. As such, the assets associated with the office property and multi-family property, with a carrying value of $9.6 million and $19.8 million, respectively, are separately classified and included in property available-for-sale on the Company's consolidated balance sheets at September 30, 2014. However, the anticipated sale of these properties did not qualify for treatment as discontinued operations and, therefore, the operations for all periods presented continue to be classified within continuing operations on the Company's consolidated statements of income. The Company expects the sale of both properties to close by the end of the year. Pre-tax earnings recorded on the office property for the three and nine months ended September 30, 2014 were gains of $48,000 and $23,000, respectively, and losses of $72,000 and $225,000 for the three and nine months ended September 30, 2013, respectively. Pre-tax earnings recorded on the multi-family property for the three and nine months ended September 30, 2014 was income of $119,000 and a loss of $4,000, respectively, and a loss of $93,000 and a gain of $13,000 for the three and nine months ended September 30, 2013, respectively. The Company's hotel property was sold in April 2014 for a gain of $3.0 million and is recorded in (loss) gain on sale of real estate on the Company's consolidated statements of income.
During the three and nine months ended September 30, 2013, the Company made no acquisitions and sold one of its multi-family properties for a gain $16.6 million, which was recorded in (loss) gain on sale of real estate on the Company's consolidated statements of income.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

NOTE 8 - LOANS HELD FOR INVESTMENT
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
As of September 30, 2014
Commercial real estate loans:
Whole loans	$1,028,393	$(5,422)	$1,022,971
B notes	16,164	(57)	16,107
Mezzanine loans	67,400	(95)	67,305
Total commercial real estate loans	1,111,957	(5,574)	1,106,383
Bank loans	642,419	(2,221)	640,198
Residential mortgage loans, held for investment	2,825	—	2,825
Subtotal loans before allowances	1,757,201	(7,795)	1,749,406
Allowance for loan loss	(4,507)	—	(4,507)
Total loans held for investment	1,752,694	(7,795)	1,744,899
Bank loans held for sale	36,674	—	36,674
Residential mortgage loans held for sale	54,708	—	54,708
Total loans held for sale	91,382	—	91,382
Total loans	$1,844,076	$(7,795)	$1,836,281

As of December 31, 2013
Commercial real estate loans:
Whole loans	$749,083	$(3,294)	$745,789
B notes	16,288	(83)	16,205
Mezzanine loans	64,417	(100)	64,317
Total commercial real estate loans	829,788	(3,477)	826,311
Bank loans	559,206	(4,033)	555,173
Residential mortgage loans, held for investment	1,849	—	1,849
Subtotal loans before allowances	1,390,843	(7,510)	1,383,333
Allowance for loan loss	(13,807)	—	(13,807)
Total loans held for investment	1,377,036	(7,510)	1,369,526
Bank loans held for sale	6,850	—	6,850
Residential mortgage loans held for sale	15,066	—	15,066
Total loans held for sale	21,916	—	21,916
Total loans	$1,398,952	$(7,510)	$1,391,442

(1)
Amounts include deferred amendment fees of $133,000 and $216,000 and deferred upfront fees of $97,000 and $141,000 being amortized over the life of the bank loans as of September 30, 2014 and December 31, 2013, respectively.  Amounts include loan origination fees of $5.6 million and $3.3 million and loan extension fees of $0 and $73,000 being amortized over the life of the commercial real estate loans as of September 30, 2014 and December 31, 2013, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2014 and December 31, 2013, respectively.
At September 30, 2014 and December 31, 2013, approximately 33.1% and 39.0%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in California; approximately 8.9% and 6.4%, respectively, in Arizona, and approximately 21.0% and 14.6%, respectively, in Texas. At September 30, 2014 and December 31, 2013, approximately 15.5% and 15.8%, respectively, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare. At September 30, 2014, approximately 56.5% of the Company's residential mortgage loans were originated in Georgia, 6.1% in North Carolina, 8.7% in Utah, 5.5% in Alabama and 7.0% in Virginia. At December 31, 2013 approximately 66.0% of the Company's residential mortgage loans were originated in Georgia, 9.0% in North Carolina, 7.0% each in Tennessee and Virginia and 6.0% in Alabama.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

At September 30, 2014, the Company’s bank loan portfolio, including loans held for sale, consisted of $676.4 million (net of allowance of $464,000) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.5% and the three month LIBOR plus 15.0% with maturity dates ranging from December 2014 to February 2024.
At December 31, 2013, the Company’s bank loan portfolio including, loans held for sale, consisted of $558.6 million (net of allowance of $3.4 million) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.5% and the three month LIBOR plus 10.5% with maturity dates ranging from January 2014 to December 2021.
The following is a summary of the weighted average remaining lives of the Company’s bank loans, at amortized cost and loans held-for-sale, at the lower of cost or market (in thousands):

	September 30, 2014	December 31, 2013
Less than one year	$46,779	$36,985
Greater than one year and less than five years	479,790	379,874
Five years or greater	150,303	145,164
	$676,872	$562,023

The following is a summary of the Company’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates(3)
As of September 30, 2014
Whole loans, floating rate (1) (4) (5)	60	$1,022,971	LIBOR plus 1.75% to LIBOR plus 15.00%	January 2015 to February 2019
B notes, fixed rate	1	16,107	8.68%	April 2016
Mezzanine loans, floating rate	1	12,544	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	54,761	0.50% to 18.71%	September 2016 to September 2021
Total (2)	65	$1,106,383

As of December 31, 2013
Whole loans, floating rate (1) (4)	51	$745,789	LIBOR plus 2.68% to LIBOR plus 12.14%	March 2014 to February 2019
B notes, fixed rate	1	16,205	8.68%	April 2016
Mezzanine loans, floating rate	1	12,455	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	51,862	0.50% to 18.72%	September 2014 to September 2019
Total (2)	56	$826,311

(1)
Whole loans had $68.3 million and $13.7 million in unfunded loan commitments as of September 30, 2014 and December 31, 2013, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $4.0 million and $10.4 million as of September 30, 2014 and December 31, 2013, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	As of September 30, 2014, floating rate whole loans includes $4.0 million and $12.0 million mezzanine components of two whole loans, which have fixed rates of 15.0% and 12.0%, respectively.

(5)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of September 30, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

(6)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.48%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

The following is a summary of the weighted average maturity of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2014	2015	2016 and Thereafter	Total
As of September 30, 2014
B notes	$—	$—	$16,107	$16,107
Mezzanine loans	—	—	67,305	67,305
Whole loans	—	—	1,022,971	1,022,971
Total (1)	$—	$—	$1,106,383	$1,106,383

As of December 31, 2013
B notes	$—	$—	$16,205	$16,205
Mezzanine loans	5,711	—	58,606	64,317
Whole loans	—	17,949	727,840	745,789
Total (1)	$5,711	$17,949	$802,651	$826,311

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.

The following table provides information as to the lien position and status of the Company’s consolidated bank loans, (in thousands):

	Amortized Cost
	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	Northport LLC (1)	Moselle	Total
September 30, 2014
Loans held for investment:
First lien loans	$9,895	$87,107	$270,598	$—	$101,021	$80,721	$549,342
Second lien loans	—	—	3,604	—	83,614	2,201	89,419
Third lien loans	—	—	—	—	—	—	—
Defaulted first lien loans	—	—	—	—	—	—	—
Defaulted second lien loans	—	972	379	—	—	86	1,437
Total	9,895	88,079	274,581	—	184,635	83,008	640,198
First lien loans held for sale at fair value	35,738	365	571	—	—	—	36,674
Total	$45,633	$88,444	$275,152	$—	$184,635	$83,008	$676,872

December 31, 2013
Loans held for investment:
First lien loans	$79,483	$126,890	$296,368	$72	$31,974	$—	$534,787
Second lien loans	—	—	1,139	—	7,805	—	8,944
Third lien loans	3,020	2,475	2,463	—	—	—	7,958
Defaulted first lien loans	1,206	1,124	486	—	—	—	2,816
Defaulted second lien loans	334	334	—	—	—	—	668
Total	84,043	130,823	300,456	72	39,779	—	555,173
First lien loans held for sale at fair value	537	651	1,189	—	4,473	—	6,850
Total	$84,580	$131,474	$301,645	$72	$44,252	$—	$562,023

(1)
In September 2014 Resource TRS, LLC and RCC Commercial transferred all loans to Northport LLC. At December 31, 2013 Resource TRS, LLC and RCC Commercial held a total of $34.0 million and $10.3 million of loans, respectively, at amortized cost.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following is a summary of the allocation of the allowance for loan loss (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
As of September 30, 2014
B notes	$69	1.53%
Mezzanine loans	289	6.41%
Whole loans	3,685	81.76%
Bank loans	464	10.30%
Total	$4,507

As of December 31, 2013
B notes	$174	1.26%
Mezzanine loans	559	4.05%
Whole loans	9,683	70.13%
Bank loans	3,391	24.56%
Total	$13,807
As of September 30, 2014, the Company had recorded an allowance for loan losses on loans held for investment of $4.5 million consisting of a $464,000 allowance on the Company’s bank loan portfolio, a $4.0 million allowance on the Company’s commercial real estate portfolio, and a $0 allowance on the Company's residential mortgage loans.
As of December 31, 2013, the Company had recorded an allowance for loan losses on loans held for investment of $13.8 million consisting of a $3.4 million allowance on the Company’s bank loan portfolio and a $10.4 million allowance on the Company’s commercial real estate portfolio.

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table shows the Company's investments in unconsolidated entities as of September 30, 2014 and December 31, 2013 and equity in net earnings (losses) of unconsolidated subsidiaries for the three and nine months ended September 30, 2014 and 2013 (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

				Equity in Net Earnings (Losses) of Unconsolidated subsidiaries
		Balance as of	Balance as of	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	Ownership %	September 30, 2014	December 31, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Varde Investment Partners, L.P	7.5%	$654	$674	$—	$6	$(19)	$49
RRE VIP Borrower, LLC	3% to 5%	—	—	770	(521)	2,506	(735)
Investment in LCC Preferred Stock	28.3%	40,157	41,016	13	(346)	(859)	(378)
Investment in CVC Global Credit Opportunities Fund	29.57%	18,181	16,177	47	433	2,004	526
Investment in Life Care Funding (1)	50.2%	—	1,530	—	(107)	(75)	(350)
Investment in School Lane House (4)		—	975	57	—	1,106	—
Subtotal		58,992	60,372	887	(535)	4,663	(888)
Investment in RCT I and II (2)	3%	1,548	1,548	601	604	1,785	1,800
Investment in Preferred Equity (3)		—	7,149	—	332	410	821
Total		$60,540	$69,069	$1,488	$401	$6,858	$1,733

(1)	The Company began consolidating this investment during the first quarter of 2014. Ownership % represents ownership after consolidation.

(2)	For the three and nine months ended September 30, 2014 and 2013, these amounts are recorded in interest expense on the Company's consolidated statements of income.

(3)	For the three and nine months ended September 30, 2014 and 2013, these amounts are recorded in interest income on loans on the Company's consolidated statements of income.
(4) Investment in School Lane House and preferred equity were sold as of September 30, 2014.
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. In February 2014, the Company invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014.
NOTE 10 - FINANCING RECEIVABLES
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

	Commercial Real Estate Loans	Bank Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of September 30, 2014
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$13,807
Provision (recovery) for loan losses	(3,708)	1,033	—	936	(1,739)
Loans charged-off	(2,665)	(3,960)	—	—	(6,625)
Allowance for losses at September 30, 2014	$4,043	$464	$—	$936	$5,443
Ending balance:
Individually evaluated for impairment	$—	$464	$—	$936	$1,400
Collectively evaluated for impairment	$4,043	$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$165,960	$2,340	$—	$5,108	$173,408
Collectively evaluated for impairment (1)	$940,423	$637,772	$2,825	$—	$1,581,020
Loans acquired with deteriorated credit quality	$—	$86	$—	$—	$86

As of December 31, 2013
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$—	$17,691
Provision for loan losses	2,686	334	—	—	3,020
Loans charged-off	(256)	(6,648)	—	—	(6,904)
Allowance for losses at December 31, 2013	$10,416	$3,391	$—	$—	$13,807
Ending balance:
Individually evaluated for impairment	$4,572	$2,621	$—	$—	$7,193
Collectively evaluated for impairment	$5,844	$770	$—	$—	$6,614
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance: (2)
Individually evaluated for impairment	$194,403	$3,554	$—	$6,966	$204,923
Collectively evaluated for impairment	$631,908	$558,469	$16,915	$—	$1,207,292
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

(1)	Loan ending balance contains $83.0 million of loan value for which the fair value option has been elected. As such, no allowance for loan losses has been recognized for these loans.

(2)	Loan balances as of December 31, 2013 include loans held for sale.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Credit quality indicators
Bank Loans
The Company uses a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-5 with 1 representing the Company’s highest rating and 5 representing its lowest rating.  The Company also designates loans that are sold after the period end as held for sale at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  The Company considers factors such as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies and industry dynamics in grading its bank loans.
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2014
Bank loans	$632,588	$—	$6,173	$—	$1,437	$36,674	$676,872

As of December 31, 2013
Bank loans	$488,004	$42,476	$18,806	$2,333	$3,554	$6,850	$562,023
All of the Company’s bank loans were performing with the exception of two loans with an amortized cost of $1.4 million as of September 30, 2014. Due to the consolidation of Moselle CLO in February 2014, the Company acquired four loans with deteriorated credit quality with an amortized cost of $86,000 as of September 30, 2014. As of December 31, 2013, all of the Company's bank loans were performing with the exception of three loans with an amortized cost of $3.6 million, one of which defaulted as of 2012, one of which defaulted as of March 31, 2013 and one of which defaulted as of June 30, 2013.
Commercial Real Estate Loans
The Company uses a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing the Company’s highest rating and 4 representing its lowest rating.  The Company also designates loans that are sold after the period ends at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  In addition to the underlying performance of the loan collateral, the Company considers factors such as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading its commercial real estate loans.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of September 30, 2014
Whole loans	$990,471	$32,500	$—	$—	$—	$1,022,971
B notes	16,107	—	—	—	—	16,107
Mezzanine loans	45,447	21,858	—	—	—	67,305
	$1,052,025	$54,358	$—	$—	$—	$1,106,383

As of December 31, 2013
Whole loans	$680,718	$32,500	$32,571	$—	$—	$745,789
B notes	16,205	—	—	—	—	16,205
Mezzanine loans	51,862	12,455	—	—	—	64,317
	$748,785	$44,955	$32,571	$—	$—	$826,311
All of the Company’s commercial real estate loans were current as of September 30, 2014 and December 31, 2013.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
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
Loans Receivable - Related Party
The Company recorded a $936,000 allowance for loan loss during the nine months ended September 30, 2014 on a related party loan due to defaults on two individually significant credits in the related party fund holding the loan that caused an unplanned cash flow deficiency.
Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of September 30, 2014
Whole loans	$—	$—	$—	$—	$1,022,971	$1,022,971	$—
B notes	—	—	—	—	16,107	16,107	—
Mezzanine loans	—	—	—	—	67,305	67,305	—
Bank loans (1) (2)	774	—	1,652	2,426	674,446	676,872	—
Residential mortgage loans (3)	—	251	117	368	57,165	57,533	—
Loans receivable- related party	—	—	—	—	5,108	5,108	—
Total loans	$774	$251	$1,769	$2,794	$1,843,102	$1,845,896	$—

As of December 31, 2013
Whole loans	$—	$—	$—	$—	$745,789	$745,789	$—
B notes	—	—	—	—	16,205	16,205	—
Mezzanine loans	—	—	—	—	64,317	64,317	—
Bank loans (2)	—	—	3,554	3,554	558,469	562,023	—
Residential mortgage loans (3)	234	91	268	593	16,322	16,915	—
Loans receivable- related party	—	—	—	—	6,966	6,966	—
Total loans	$234	$91	$3,822	$4,147	$1,408,068	$1,412,215	$—

(1)	Contains loans for which the fair value method was elected with an unpaid principal balance of $4.5 million with a fair value of $86,000 at September 30, 2014.

(2)	Contains $36.7 million and $6.9 million of bank loans held for sale at September 30, 2014 and December 31, 2013, respectively.

(3)	Contains $54.7 million and $15.1 million of residential mortgage loans held for sale at September 30, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Impaired Loans
The following tables show impaired loans indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of September 30, 2014
Loans without a specific valuation allowance:
Whole loans	$127,888	$127,888	$—	$126,591	$11,882
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$2,543
Bank loans	$86	$86	$—	$86	$—
Residential mortgage loans	$2,825	$2,825	$—	$2,825	$107
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$2,340	$2,340	$(464)	$287	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$3,929	$3,929	$(936)	$4,831	$221
Total:
Whole loans	$127,888	$127,888	$—	$126,591	$11,882
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	2,543
Bank loans	2,426	2,426	(464)	373	—
Residential mortgage loans	2,825	2,825	—	2,825	107
Loans receivable - related party	3,929	3,929	(936)	4,831	221
	$175,140	$175,140	$(1,400)	$172,692	$14,753

As of December 31, 2013
Loans without a specific valuation allowance:
Whole loans	$130,759	$130,759	$—	$123,495	$8,439
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,615
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$5,733	$5,733	$—	$—	$—
Residential mortgage loans	$315	$268	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,572	$25,572	$(4,572)	$24,748	$1,622
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,554	$3,554	$(2,621)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$156,331	$156,331	$(4,572)	$148,243	$10,061
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,615
Bank loans	3,554	3,554	(2,621)	—	—
Residential mortgage loans	315	268	—	—	—
Loans receivable - related party	5,733	5,733	—	—	—
	$204,005	$203,958	$(7,193)	$186,315	$11,676

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended September 30, 2014
Whole loans	2	$16,039	$16,039
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$54,111	$54,111

Three Months Ended September 30, 2013
Whole loans	2	$48,374	$52,716
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Lease receivables	—	—	—
Loans receivable - related party	—	—	—
Total loans	2	$48,374	$52,716

Nine Months Ended September 30, 2014
Whole loans	2	$16,039	$16,039
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$54,111	$54,111

Nine Months Ended September 30, 2013
Whole loans	4	$104,702	$109,044
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Lease receivables	—	—	—
Loans receivable - related party	1	6,592	6,592
Total loans	5	$111,294	$115,636
As of September 30, 2014 and 2013, there were no troubled-debt restructurings that subsequently defaulted.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

NOTE 11 - BUSINESS COMBINATIONS
On October 31, 2013, the Company through its TRS, RCC Residential, completed a business combination whereby it acquired the assets of PCM, an Atlanta based company that originates and services residential mortgage loans for approximately $7.6 million in cash. As part of this transaction, a key employee of PCM was granted approximately $800,000 of the Company’s restricted stock. Any grant for employees of PCM are accounted for as compensation and are being amortized to equity compensation expense over the vesting period. Dividends declared on the stock while unvested are recorded as a general and administrative expense. Dividends declared after the stock vests will be recorded as a distribution. For the three and nine months ended September 30, 2014, $185,000 and $545,000 of amortization of the stock grants were recorded to equity compensation expense on the Company’s consolidated statement of income and $52,000 and $156,000 of expense related to dividends on unvested shares was recorded to general and administrative expenses on the Company’s consolidated statement of income for the three and nine months ended September 30, 2014, respectively. There was no such expense of the three and nine months ended September 30, 2013.
Upon acquisition of PCM, the Company recognized an intangible asset of $600,000 related to its wholesale-correspondent relationships, which have a finite life of approximately two years.
The purchase price has been allocated to the assets acquired and liabilities assumed based upon the Company’s best estimate of fair value with any shortage under the net tangible and intangible assets acquired allocated to gain on bargain purchase. The gain on bargain purchase resulted from the stock grant described above being accounted for as compensation under GAAP and was recorded as other income (expense) on the Company's consolidated statements of income.
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
On February 27, 2014, the Company made an additional capital contribution to LCF which gave the Company majority ownership at 50.2%. As a result, the Company began consolidating the LCF joint venture. The joint venture was established for the purpose of originating and acquiring life settlement contracts through a financing facility. Although no further material purchase price adjustments for LCF are anticipated, the Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on this investment. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in the Company's consolidated financial statements, retrospectively.
In February 2014, the Company purchased a $40.0 million interest in Moselle CLO, a European securitization, in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 subordinated Notes, which was accounted for as a business combination. The assets of Moselle CLO consist of European senior secured loans, U.S. senior secured loans, U.S. senior unsecured loans, U.S. second lien loans, European mezzanine loans, and a limited amount of synthetic securities and other eligible debt obligations. The CLO is managed by an independent third-party and such collateral management activities were determined to be the activities that most significantly impact the economic performance of the CLO. While neither the Company nor any of its affiliates manages the CLO, due to certain unilateral kick-out rights within the collateral

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

management agreement, it was determined that the Company had the power to direct the activities that most significantly impact the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impact Moselle CLO and a financial interest that is expected to absorb both positive and negative variability in the CLO that could potentially be significant, the Company was determined to be the the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO.
NOTE 12 - INTANGIBLE ASSETS
The Company expects to record amortization expense on intangible assets of approximately $2.1 million for the year ended December 31, 2014, $2.0 million for the year ended December 31, 2015, $1.8 million for the years ended December 31, 2016 and 2017 and $1.6 million for the year ended December 31, 2018.  The weighted average amortization period was 6.8 years and 7.7 years at September 30, 2014 and December 31, 2013, respectively and the accumulated amortization was $11.6 million and $12.5 million at September 30, 2014 and December 31, 2013, respectively.
The following table summarizes intangible assets (in thousands):

	Asset Balance	Accumulated Amortization	Net Asset
As of September 30, 2014
Investment in RCAM	$21,213	$(11,325)	$9,888
Investment in PCM:
Wholesale or correspondent relationships	600	(234)	366
Total intangible assets	$21,813	$(11,559)	$10,254

As of December 31, 2013
Investment in RCAM	$21,213	$(9,980)	$11,233
Investments in real estate:
In-place leases	2,461	(2,430)	31
Above (below) market leases	29	(29)	—
Investment in PCM:
Wholesale or correspondent relationships	600	(42)	558
Total intangible assets	$24,303	$(12,481)	$11,822
For the three and nine months ended September 30, 2014, the Company recognized $1.2 million and $4.0 million, respectively, of fee income related to the investment in RCAM. For the three and nine months ended September 30, 2013, the Company recognized $1.2 million and $4.2 million, respectively, of fee income related to the investment in RCAM.

NOTE 13 - BORROWINGS
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of September 30, 2014
RREF CDO 2006-1 Senior Notes	$105,841	$1	$105,842	1.93%	31.9 years	$139,267
RREF CDO 2007-1 Senior Notes	137,004	242	137,246	1.06%	32.0 years	273,839
RCC CRE Notes 2013	223,897	2,943	226,840	2.10%	14.2 years	269,371
RCC CRE 2014	231,365	3,979	235,344	1.44%	17.6 years	347,511
Apidos CDO I Senior Notes	47,848	—	47,848	2.54%	2.8 years	63,956
Apidos CDO III Senior Notes	83,621	—	83,621	1.11%	6.0 years	94,516
Apidos Cinco CDO Senior Notes	284,160	358	284,518	0.74%	5.6 years	303,385
Moselle CLO S.A. Senior Notes, at fair value (6)	94,904	—	94,904	1.19%	5.3 years	127,312
Moselle CLO S.A. Securitized Borrowings, at fair value (1)	5,212	—	5,212	1.19%	N/A	—
Unsecured Junior Subordinated Debentures (2)	51,154	394	51,548	4.19%	22.1 years	—
6.0% Convertible Senior Notes	107,979	7,021	115,000	6.00%	4.2 years	—
CRE - Term Repurchase Facilities (3)	55,280	654	55,934	2.32%	20 days	83,133
CMBS - Term Repurchase Facility (4)	21,559	—	21,559	1.43%	23 days	26,540
RMBS - Term Repurchase Facility (5)	22,705	55	22,760	1.15%	1 day	28,533
Residential Mortgage Financing Agreements	48,885	—	48,885	3.56%	278 days	68,417
CMBS - Short Term Repurchase Agreements	36,633	—	36,633	1.53%	23 days	47,224
Senior Secured Revolving Credit Agreement (7)	32,911	2,589	35,500	4.13%	3 years	184,167
Total	$1,590,958	$18,236	$1,609,194	1.98%	12.2 years	$2,057,171

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2013
RREF CDO 2006-1 Senior Notes	$94,004	$205	$94,209	1.87%	32.6 years	$169,115
RREF CDO 2007-1 Senior Notes	177,837	719	178,556	0.84%	32.8 years	318,933
RCC CRE Notes 2013	256,571	4,269	260,840	2.03%	15.0 years	305,586
Apidos CDO I Senior Notes	87,131	—	87,131	1.68%	3.6 years	103,736
Apidos CDO III Senior Notes	133,209	117	133,326	0.88%	6.7 years	145,930
Apidos Cinco CDO Senior Notes	321,147	853	322,000	0.74%	6.4 years	342,796
Whitney CLO I Securitized Borrowings (1)	440	—	440	—%	N/A	885
Unsecured Junior Subordinated Debentures (2)	51,005	543	51,548	4.19%	22.8 years	—
6.0% Convertible Senior Notes	106,535	8,465	115,000	6.00%	4.9 years	—
CRE - Term Repurchase Facilities (3)	29,703	1,033	30,736	2.67%	21 days	48,186
CMBS - Term Repurchase Facility (4)	47,601	12	47,613	1.38%	21 days	56,949
Residential Mortgage Financing Agreements	14,627	—	14,627	4.24%	56 days	16,487
Total	$1,319,810	$16,216	$1,336,026	1.87%	13.1 years	$1,508,603

(1)
The securitized borrowings are collateralized by the same assets as the the Moselle CLO Securitized Borrowings, the Apidos CLO VIII Senior Notes and the Whitney CLO I securitized borrowings, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(3)	Amounts also include accrued interest costs of $43,000 and $26,000 related to CRE repurchase facilities as of September 30, 2014 and December 31, 2013, respectively.

(4)
Amounts also include accrued interest costs of $23,000 and $22,000 related to CMBS repurchase facilities as of September 30, 2014 and December 31, 2013, respectively. Amounts do not reflect CMBS repurchase agreement borrowings that are components of linked transactions.

(5)	Amount also includes accrued interest costs of $21,000 related to RMBS repurchase facilities as of September 30, 2014.

(6)
The fair value option has been elected for the borrowings associated with Moselle CLO. As such, the outstanding borrowings and principal outstanding amounts are stated at fair value. The unpaid principal amounts of these borrowings were $95.0 million at September 30, 2014.

(7)
Weighted average borrowing rate included $25.0 million borrowed at the JPMorgan Chase Bank prime rate to fund the closing on investments. These borrowings were subsequently converted to the lower contracted LIBOR rate and began accruing interest at 2.66% as of October 1, 2014.

Securitizations
The following table sets forth certain information with respect to the Company's securitizations:

Securitization	Closing Date	Maturity Dates	Reinvestment Period End	Total Note Paydowns as of September 30, 2014
				(in millions)
RREF CDO 2006-1 Senior Notes	August 2006	August 2046	September 2011	$117.1
RREF CDO 2007-1 Senior Notes	June 2007	September 2046	June 2012	$129.8
RCC CRE Notes 2013	December 2013	December 2028	N/A	$34.0
RCC CRE 2014	July 2014	April 2032	N/A	$—
Apidos CDO I Senior Notes	August 2005	July 2017	July 2011	$271.7
Apidos CDO III Senior Notes	May 2006	September 2020	June 2012	$178.9
Apidos Cinco CDO Senior Notes	May 2007	May 2020	May 2014	$36.3
Moselle CLO S.A. Senior Notes	October 2005	January 2020	January 2012	$68.6
Moselle CLO S.A. Securitized Borrowings	October 2005	January 2020	January 2012	$—
The investments held by the Company's securitizations have collateralized the debt issued by the securitizations and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes purchased and retained by the Company as of September 30, 2014 eliminate in consolidation.
RCC CRE 2014
In July 2014, the Company closed RCC CRE 2014, a $353.9 million CRE securitization transaction that provided financing for transitional commercial real estate loans.  The investments held by RCC CRE 2014 securitized the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  RCC CRE 2014 issued a total of $235.3 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class C senior notes (rated B2:Moody's) for $17.7 million.  In addition, RREF 2014-CRE2 Investor, LLC a subsidiary of RCC Real Estate, purchased a $100.9 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC CRE 2014, but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RCC CRE 2014. There is no reinvestment period for RCC CRE 2014, which will result in the sequential paydown of notes as underlying collateral matures and paydown.
At closing, the senior notes issued to investors by RCC CRE 2014 consisted of the following classes: (i) $196.4 million of Class A notes bearing interest at one-month LIBOR plus 1.05%; (ii) $38.9 million of Class B notes bearing interest at one-month LIBOR plus 2.5%; and (iii) $17.7 million of Class C notes bearing interest at one-month LIBOR plus 4.25%. All of the notes issued mature in April 2032, although the Company has the right to call the notes anytime after July 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors was 1.44% at September 30, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Moselle CLO S.A.
In February 2014, the Company purchased 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 Subordinated Notes, which represented 88.6% of the outstanding subordinated notes in the European securitization Moselle CLO S.A. Due to the Company's economic interest combined with its contractual, unilateral kick-out rights acquired upon its purchase of a majority of the subordinate notes, the Company determined that it had a controlling financial interest and consolidated Moselle CLO, see Note 3. The notes purchased by the Company are subordinated in right of payment to all other notes issued by Moselle CLO.
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
All notes issued mature on January 6, 2020. The Company has the right to call the notes anytime after January 6, 2010 until maturity. The weighted average interest rate on all notes was 1.19% at September 30, 2014.
Repurchase and Mortgage Finance Facilities
Borrowings under the repurchase and mortgage finance facilities agreements were guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's borrowings is summarized in the following table (dollars in thousands):

	As of September 30, 2014				As of December 31, 2013
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$21,559	$26,540	30	1.43%	$47,601	$56,949	44	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	47,704	71,822	4	2.21%	30,003	48,186	3	2.67%
Deutsche Bank AG (3)	7,576	11,311	1	3.03%	(300)	—	—	—%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	25,575	29,529	8	1.47%	—	—	—	—%
Wells Fargo Securities, LLC	11,058	17,695	1	1.66%	—	—	—	—%

RMBS Term Repurchase Facility
Wells Fargo Bank (4)	22,705	28,533	6	1.15%	—	—	—	—%

Residential Mortgage Financing Agreements
New Century Bank	16,526	17,831	94	3.45%	11,916	13,089	74	4.17%
ViewPoint Bank, NA	4,395	6,079	22	2.78%	2,711	3,398	17	4.58%
Wells Fargo Bank	27,963	44,508	65	3.75%	—	—	—	—%
Totals	$185,061	$253,848			$91,931	$121,622

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

(1)	The Wells Fargo CMBS term facility borrowing includes $0 and $12,000 of deferred debt issuance costs as of September 30, 2014 and December 31, 2013, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $260,000 and $732,000 of deferred debt issuance costs as of September 30, 2014 and December 31, 2013, respectively.

(3)	The Deutsche Bank term repurchase facility includes $395,000 and $300,000 of deferred debt issuance costs as of September 30, 2014 and December 31, 2013, respectively.

(4)	The Wells Fargo RMBS term repurchase facility includes $55,000 of deferred debt issuance costs as of September 30, 2014.
The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on the Company's consolidated balance sheets (see Note 21).

	As of September 30, 2014				As of December 31, 2013
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$5,153	$6,736	7	1.66%	$6,506	$8,345	7	1.65%

CRE Term Repurchase Facilities
Wells Fargo Bank	—	—	—	—%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	0	—%	17,020	24,814	4	0.99%
Wells Fargo Securities, LLC	4,146	6,262	2	1.37%	21,969	30,803	9	1.19%
Deutsche Bank Securities, LLC	20,437	30,869	9	1.46%	18,599	29,861	9	1.43%

Totals	$29,736	$43,867			$64,094	$93,823

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
As of September 30, 2014
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$7,353	20	1.43%

RMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$5,233	1	1.15%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$23,677	20	2.21%
Deutsche Bank Securities, LLC	$3,326	20	3.03%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$—	0	—%
Wells Fargo Securities, LLC	$2,118	8	1.66%
Deutsche Bank Securities, LLC	$10,571	29	1.47%

Residential Mortgage Financing Agreements
New Century Bank	$17,016	334	3.45%
ViewPoint Bank, NA	$4,485	91	2.78%
Wells Fargo Bank	$32,494	275	3.75%

As of December 31, 2013
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$10,796	21	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$20,718	21	2.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$7,882	11	0.99%
Wells Fargo Securities, LLC	$8,925	2	1.19%
Deutsche Bank Securities, LLC	$11,418	22	1.43%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$5.2 million and $6.5 million of linked repurchase agreement borrowings are being included as derivative instruments as of September 30, 2014 and December 31, 2013, respectively, (see Note 21).

(3)
There are no linked repurchase agreement borrowings being included as derivative instruments as of September 30, 2014. As of December 31, 2013 $17.0 million of linked repurchase agreement borrowings were being included as derivative instruments.

RMBS – Term Repurchase Facility
In June 2014, the registrant's wholly-owned subsidiaries, RCC Resi Portfolio and RCC Resi TRS (the “Sellers”) entered into a master repurchase and securities contract (the “2014 Facility”) with Wells Fargo.  Under the 2014 Facility, from time to time, the parties may enter into transactions in which the Sellers and Wells Fargo agree to transfer from the Sellers to Wells Fargo all of their right, title and interest to certain residential mortgage backed securities and other assets against the transfer of funds by Wells Fargo to the Sellers, with a simultaneous agreement by Wells Fargo to transfer back to the Sellers such assets at a date certain or on demand, against the transfer of funds from the Sellers to Wells Fargo. The maximum amount of the 2014 Facility is $285.0 million which has an original one year term with a one year option to extend, and a maximum interest rate of 1.45% plus a 4.00% pricing margin.  The 2014 Facility has a current maturity date of June 22, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

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

Under the terms of the 2014 Facility and pursuant to a guarantee agreement dated June 20, 2014 (the “2014 Guaranty”), the Company agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the Sellers to Wells Fargo under or in connection with the 2014 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Sellers with respect to Wells Fargo under each of the governing documents. The 2014 Guaranty includes covenants that, among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. Sellers and the Company were in compliance with all financial debt covenants under the 2014 Facility and 2014 Guaranty as of September 30, 2014.
CRE – Term Repurchase Facilities
On July 19, 2013, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 5 (or "SPE 5"), entered into a master repurchase and securities agreement (the "DB Facility") with Deutsche Bank AG, Cayman Islands Branch ("DB") to finance the origination of commercial real estate loans.  The DB Facility has a maximum amount of $200.0 million and an initial 12 month term, that ended on July 19, 2014. The Company paid an extension fee of 0.25% of the maximum facility amount to exercise the first of two, one-year extensions at the option of SPE 5. The facility's current termination date is July 19, 2015. The Company guaranteed SPE 5's performance of its obligations under the DB Facility.
Residential Mortgage Financing Agreements
PCM has a master repurchase agreement with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $30.0 million and a termination date of August 30, 2015, which was amended from the original terms over the course of seven amendments.
At June 30, 2014, PCM received a waiver from ViewPoint Bank, NA on a covenant that requires PCM to maintain consolidated net income of at least one dollar for the preceding twelve month period and not allow PCM's consolidated net income to be a negative number for three consecutive months. The waiver removed all existing defaults and waived the net income covenant requirement until September 30, 2014. PCM was in compliance with all other financial covenant requirements under the agreement as of September 30, 2014.
In July 2014, PCM entered into a master repurchase agreement with Wells Fargo Bank, NA ("Wells Fargo") to finance the acquisition of residential mortgage loans. The Wells Fargo facility contains provisions that provide Wells Fargo with certain rights if certain credit events have occurred with respect to one or more assets financed on the Wells Fargo facility to either require PCM to repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the Wells Fargo facility, or may only be required to the extent of the availability of such payments. The facility has a maximum amount of $75.0 million and a termination date of July 2, 2015.
The Wells Fargo facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change in the nature of PCM's business as a mortgage banker as presently conducted; breaches of covenants and/or certain representations and warranties; performance defaults by PCM; and a judgment in an amount greater than $250,000 against PCM. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Wells Fargo facility and the liquidation by Wells Fargo of assets then subject to the Wells Fargo facility.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

At September 30, 2014, PCM received a waiver from Wells Fargo Bank, NA on covenants that require PCM to maintain a combined loan-to-value ratio of at least 75% and a minimum adjusted tangible net worth of $30 million. The waiver removed all existing defaults and waived the required covenants as of September 30, 2014. PCM is in compliance with all other covenants under the agreement as of September 30, 2014.
Senior Secured Revolving Credit Facility
Effective September 18, 2014, the Company, through Northport LLC, closed a $110.0 million syndicated senior secured revolving credit facility with JP Morgan as the agent bank. On September 30, 2014, the accordion feature of the facility was exercised to bring the facility capacity to $225.0 million and concurrently an additional $15.0 million was secured through the addition of Customer's Bank to the syndicate, bringing the effective commitment to $125.0 million. At September 30, 2014, $35.5 million was outstanding on the facility. The facility bears interest at optional rates as either the Prime Rate or LIBOR/the Federal Funds rate as base rates, plus a spread, plus an applicable margin (either 1.50% or 2.50%). The Company guaranteed Northport LLC's performance of its obligations under this credit facility.
NOTE 14 - SHARE ISSUANCE AND REPURCHASE

	Three Months Ended September 30, 2014		Total Outstanding
	Number of Shares	Weighted Average Offering Price	Number of Shares	Weighted Average Offering Price
8.50% Series A Preferred Stock	—	$—	1,011,743	24.05
8.25% Series B Preferred Stock	123,201	$24.34	4,734,495	24.06
8.625% Series C Preferred Stock	—	$—	4,800,000	25.00
On or after July 30, 2024, the Company may, at its option, redeem the Series C preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company is authorized to issue up to 20,000,000 shares of common stock. During the three and nine months ended September 30, 2014, the Company sold approximately 2.0 million and 4.6 million shares of common stock through this program, resulting in proceeds of $10.9 million and $25.4 million, respectively.
NOTE 15 - SHARE-BASED COMPENSATION
The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Employees	Total
Unvested shares as of January 1, 2014	38,704	2,835,523	238,368	3,112,595
Issued	43,718	823,895	22,318	889,931
Vested	(33,219)	(1,226,831)	—	(1,260,050)
Forfeited	—	—	—	—
Unvested shares as of September 30, 2014	49,203	2,432,587	260,686	2,742,476
The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the nine months ended September 30, 2014 and 2013, including the grant date fair value of shares issued to the Company’s seven non-employee directors, was $5.0 million, and $1.6 million, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table summarizes the restricted common stock grants during the nine months ended September 30, 2014:

Date	Shares (2)	Vesting/Year	Date(s)
January 30, 2014	459,307	33.3%	1/30/15, 1/30/16, 1/30/17
January 30, 2014	22,318	33.3%	1/30/15, 1/30/16, 1/30/17
February 3, 2014	5,972	100%	2/3/15
March 11, 2014	25,770	100%	3/11/15
March 12, 2014	6,044	100%	3/12/15
March 30, 2014	112,000	1/6 per quarter	3/31/14, 6/30/14, 9/30/14, 12/31/14, 3/31/15, 6/30/15 (1)
March 31, 2014	8,976	25%	3/31/15, 3/31/16, 3/31/17, 3/31/18
June 6, 2014	5,932	100%	6/6/15
September 24, 2014	165,028	50%	7/1/16, 7/1/17
September 24, 2014	78,584	100%	5/15/17

(1)
In connection with a grant of restricted common stock made on August 25, 2011, the Company agreed to issue up to 336,000 additional shares of common stock if certain loan origination performance thresholds were achieved by personnel from the Company’s loan origination team.  The performance criteria were measured at the end of three annual measurement periods beginning April 1, 2011.  The agreement also provided dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant were paid at the end of each annual measurement period if the performance criteria were met.  If the performance criteria were not met, the accrued dividends were forfeited.  As a consequence, the Company did not record the dividend equivalent rights until earned.  On March 30, 2014, the third annual measurement period ended and $112,000 shares were earned.  In addition, $258,000 of accrued dividend equivalent rights were earned.

(2)	All shares were issued from the 2007 Plan with the exception of these shares which were issued from unregistered shares as part of the consideration for the purchase of PCM.
In connection with a grant of restricted common stock made on September 24, 2014, the Company agreed to issue up to 70,728 additional shares of common stock if certain loan origination performance thresholds are achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of two annual measurement periods beginning March 31, 2015.  The agreement also provides dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant will be paid at the end of each annual measurement period if the performance criteria are met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company will not record the dividend equivalent rights until earned. At September 30, 2014, there was $28,000 of dividends payable upon achievement of performance criteria. If earned, the performance shares will vest over the subsequent 12 months at a rate of one-fourth per quarter.
The following table summarizes the status of the Company’s unvested stock options as of September 30, 2014:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	13,334	$6.40
Granted	—
Vested	(13,334)	6.40
Forfeited	—
Unvested at September 30, 2014	—	$—

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table summarizes the status of the Company’s vested stock options as of September 30, 2014:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2014	627,332	$14.62
Vested	13,334	6.40
Exercised	—	—
Forfeited	—	—
Vested as of September 30, 2014	640,666	$14.45	1	$3
The outstanding stock options have a weighted average remaining contractual term of one year.
The components of equity compensation expense for the periods presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Options granted to Manager and non-employees	$—	$4	$(2)	$7
Restricted shares granted to non-employees (1)	549	2,052	3,762	7,704
Restricted shares granted to employees	185	—	545	—
Restricted shares granted to non-employee directors	63	64	192	155
Total equity compensation expense	$797	$2,120	$4,497	$7,866

(1) Non-employees are employees of REXI.
There was no incentive fee paid to the Manager for the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2013, the Manager was paid 80,189 and 190,828 shares of the Company's common stock as incentive compensation valued at $485,000 and $1.1 million, respectively, pursuant to the Management Agreement. The incentive management fee is paid one quarter in arrears.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of September 30, 2014.  All awards are discretionary in nature and subject to approval by the Compensation Committee of the Company's board of directors.
NOTE 16 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic:
Net income allocable to common shares	$7,328	$22,121	$37,121	$40,180
Weighted average number of shares outstanding	129,654,365	124,212,032	127,434,378	116,471,142
Basic net income per share	$0.06	$0.18	$0.29	$0.34

Diluted:
Net income allocable to common shares	$7,328	$22,121	$37,121	$40,180
Weighted average number of shares outstanding	129,654,365	124,212,032	127,434,378	116,471,142
Additional shares due to assumed conversion of dilutive instruments	1,573,394	1,860,650	1,271,538	1,502,836
Adjusted weighted-average number of common shares outstanding	131,227,759	126,072,682	128,705,916	117,973,978
Diluted net income per share	$0.06	$0.18	$0.29	$0.34
Potentially dilutive shares relating to 17,907,939 shares issuable in connection with the Company's 6% Convertible Senior Notes (see Note 12) and other convertible debt for the three and nine months ended September 30, 2014 and 640,666 shares for the three and nine months ended September 30, 2013, respectively, were not included in the calculation of diluted net income per share because the effect was anti-dilutive. The conversion price of the 6.0% Convertible Senior Notes is computed by dividing the par value of the outstanding 6.0% convertible senior notes by the conversion ratio at issuance.
NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table, which is presented gross of tax, presents the changes in each component of accumulated other comprehensive (loss) income for the nine months ended September 30, 2014 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Foreign Currency Translation	Accumulated other comprehensive loss
January 1, 2014	$(11,155)	$(3,084)	$196	$(14,043)
Other comprehensive gain (loss) before reclassifications	2,351	7,466	(157)	9,660
Amounts reclassified from accumulated other comprehensive income	212	8,161	—	8,373
Net current-period other comprehensive income	2,563	15,627	(157)	18,033

September 30, 2014	$(8,592)	$12,543	$39	$3,990
NOTE 18 - RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  On September 19, 2013, the Audit Committee of the Board of Directors of Resource America concluded that Resource America should consolidate the financial statements of the Company, which was previously treated as an unconsolidated variable interest entity. The Audit Committee reached this conclusion after consultations with the Office of the Chief Accountant of the Securities and Exchange Commission (the “Commission”) following comments received from the staff of the Division of Corporation Finance of the Commission and the Audit Committee's discussion with the Company's management and its independent registered public accounting firm. Resource America's Audit Committee noted that consolidation of the Company was not expected to materially affect Resource America's previously reported net income attributable to common shareholders. At September 30, 2014, Resource America owned 2,861,592 shares, or 2.1%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The Company is managed by the Manager, which is a wholly-owned subsidiary of Resource America, pursuant to a Management Agreement that provides for both base and incentive management fees.  For the three and nine months ended September 30, 2014, the Manager earned base management fees of approximately $3.5 million and $9.6 million, respectively. For the three and nine months ended September 30, 2013, the Manager earned base management fees of approximately $3.0 million and $8.6 million, respectively, and $1.9 million of incentive management fees for both the three and nine months ended September 30, 2013. No incentive management fees were earned for the three and nine months ended September 30, 2014.  The Company also reimburses the Manager and Resource America for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  For the three and nine months ended September 30, 2014, the Company paid the Manager $1.1 million and $3.5 million, respectively, as expense reimbursements. For the three and nine months ended September 30, 2013, the Company paid the Manager $848,000 and $2.7 million, respectively, as expense reimbursements.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three and nine months ended September 30, 2014, RCM earned no management fees.  RCM earned $266,000 in management fees during the first quarter of 2013 which was later reversed in the quarter ended June 30, 2013 due to unrealized losses recognized and the portfolio not exceeding a preferred return.  The Company holds $4.4 million in fair market value of trading securities as of September 30, 2014, a decrease of $7.2 million from $11.6 million at fair market value as of December 31, 2013.  The Company and RCM also established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  During the three and nine months ended September 30, 2014, RCM earned $0 from its share of the net profits as defined in the Investment Management Agreement. During the three and nine months ended September 30, 2013, RCM earned $0 and $35,000, respectively, as its share of the net profits as defined in the Investment Management Agreement.  As of March 12, 2013, the Company was no longer required to maintain the escrow account, and it was agreed that no further amounts would be owed to RCM. The Company also reimburses RCM for expenses paid on the Company's behalf. For the three and nine months ended September 30, 2014, the Company paid RCM $6,000 and $132,000, respectively, as expense reimbursements. For the three and nine months ended September 30, 2013, the Company paid RCM $67,000 and $198,000, respectively, as expense reimbursements. The portfolio began a partial liquidation during the year ended December 31, 2013.
At September 30, 2014, the Company was indebted to the Manager for $1.8 million, comprised of base management fees of $1.2 million and expense reimbursements of $667,000.  At December 31, 2013, the Company was indebted to the Manager for $1.6 million, comprised of base management fees of $997,000 and expense reimbursements of $572,000. At September 30, 2014, the Company was indebted to RCM under the Company’s Investment Management Agreement for $175,000 for expense reimbursements.  At December 31, 2013, the Company was indebted to RCM under the Company’s Investment Management Agreement for $289,000, comprised of incentive management fees of $123,000 and expense reimbursements of $166,000.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The Company had executed eight and seven securitizations as of September 30, 2014 and December 31, 2013, respectively, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for structuring these transactions and is not separately compensated for managing the securitization's entities and their assets. The Company substantially liquidated one of these CDOs in October 2013.
Relationship with LEAF Financial. LEAF Financial originated and managed equipment leases and notes on behalf of the Company. On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term at with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into a further amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, the Company entered into another amendment to extend the maturity to February 15, 2015. Principal payments of $1.8 million were made during the nine months ended September 30, 2014. During the three and nine months ended September 30, 2014, the Company recorded an allowance for loan loss on this loan of $236,000 and $936,000, respectively. The loan amount outstanding at September 30, 2014 and December 31, 2013 was $3.9 million (net of allowance of $936,000) and $5.7 million, respectively.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into the SPA with Eos (see Note 3). The Company’s resulting interest is accounted for under the equity method.  For the three and nine months ended September 30, 2014 the Company recorded a gain of $13,000 and loss of $859,000, respectively. For the three and nine months ended September 30, 2013, the Company recorded earnings of $346,000 and a loss of $378,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income.  The Company’s investment in LCC was $40.2 million and $41.0 million as of September 30, 2014 and December 31, 2013, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (“ACM”), a former subsidiary of Resource America, was sold to CVC Credit Partners, LLC ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 33% interest. CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and nine months ended September 30, 2014, CVC Credit Partners earned subordinated fees of $309,000 and $1.0 million, respectively. For three and nine months ended September 30, 2013, CVC Credit Partners earned subordinated fees of $160,000 and $515,000, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In September 2013, this CLO was liquidated and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.
In May, June and July 2013, the Company invested a total of $15.0 million in CVC Global Credit Opportunities Fund, L.P. which generally invests in assets through the Master Fund. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement since the Company is a related party of CVC Credit Partners. For the three and nine months ended September 30, 2014, the Company recorded earnings of $47,000 and $2.0 million, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. For both the three and nine months ended September 30, 2013, the Company recorded earnings of $433,000 and $526,000, respectively. The Company's investment balance of $18.2 million and $16.2 million as of September 30, 2014 and December 31, 2013, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  The Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio as of September 30, 2014 and December 31, 2013, respectively.
On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which matures on May 9, 2018, carries an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan, collateralized by a multi-family building, to equity. The loan was kept outstanding and continues to be used as collateral in RREF CDO 2006-1. RREM was appointed as the asset manager as of August 1, 2011. RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM is entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. The Company incurred fees payable to RREM for the three and nine months ended September 30, 2014 in the amounts of $36,000 and $105,000, respectively. The Company incurred fees payable to RREM for the three and nine months ended September 30, 2013 in the amounts of $34,000 and $103,000, respectively. The property was listed for sale in 2014 and is currently under contract with a buyer and expected to close and settle in the fourth quarter 2014.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds an interest in a real estate joint venture) from Resource America for $2.1 million, its book value.  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the three and nine months ended September 30, 2014, the Company paid RREM management fees of $0 and $6,000, respectively. For the three and nine months ended September 30, 2013, the Company paid RREM management fees of $6,500 and $23,000, respectively. For the three and nine months ended September 30, 2014, the Company recorded income of $770,000 and $2.5 million, respectively. For the three and nine months ended September 30, 2013, the Company recorded losses of $521,000 and $735,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The investment balance was zero at both September 30, 2014 and December 31, 2013, and is classified as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method. The last property was sold in July 2014.
On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan matures on January 14, 2015, and RCP has options to extend the loan for two additional 12-month periods.  Principal payments of $391,000 were made during the nine months ended September 30, 2014.  The loan balance was $558,000 and $950,000 at September 30, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

On June 21, 2011, the Company entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   The Company received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety. RREM was appointed as the asset manager of the venture.  RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM received an annual asset management fee equal to 4.0% of the gross receipts generated from the property.  The Company held a $975,000 preferred equity investment in SLH Partners as of December 31, 2013. The investment was sold in 2014 for a $1.1 million gain, which is recorded on the Company's income statement in equity of earnings of unconsolidated subsidiaries.
On August 1, 2011, the Company, through RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  RREM was appointed as asset manager.  RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM was entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.  The Company incurred fees payable to RREM in the amount of $54,000 and $151,000 during the three and nine months ended September 30, 2013, respectively. No fees were paid during the three and nine months ended September 30, 2014 as the property was sold on September 30, 2013 for a gain of $16.6 million, which was recorded in (loss) gain on sale of real estate on the consolidated statements of income.
On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments. RREM acted as asset manager and was responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM received an annual asset management fee equal to 1% of outstanding contributions. No management fees were paid for the three and nine months ended September 30, 2014, as all condominiums were sold as of December 31, 2013. For the three and nine months ended September 30, 2013, the Company paid RREM management fees of $7,000 and $33,000, respectively. For the three and nine months ended September 30, 2014, the Company recorded losses of $0 and $19,000, respectively. For the three and nine months ended September 30, 2013, the Company recorded earnings of $6,000 and $49,000, respectively, which were recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income.
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
On July 30, 2014, the Company closed RCC CRE 2014, a $353.9 million real estate securitization that provides financing for commercial real estate loans. Resource Real Estate serves as special servicer. With respect to each Specialty Service Mortgage Loan, Resource Real Estate receives an amount equal to the product of (a) the Special Servicing Fee Rate, 0.25% per annum, and (b) the outstanding principal balance of such Specialty Service Mortgage Loan. The servicing fee is payable monthly, on an asset-by-asset basis. The Company paid Resource Securities a $175,000 placement agent fee in connection with this transaction.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

In July 2014, the Company formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. The Company contributed $15.0 million for a 63.8% membership interest in RCM Global. A five member board manages RCM Global, and all actions including purchases and sales are approved by no less than three of the five members of the board. The portion of RCM Global that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
In September 2014, the Company contributed $17.5 million of capital to Pelium Capital for an 80.4% interest. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company has committed to contributing an additional $2.5 million into the fund. The Company will receive 10% of the carried interest in the partnership for the first five years and can increase to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed securities of $2.8 million to the formation of Pelium Capital. The portion of the fund that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.   For the three and nine months ended September 30, 2014, the Company paid Ledgewood $45,000 and $202,000, respectively, in connection with legal services rendered to the Company. For the three and nine months ended September 30, 2013, the Company paid Ledgewood $70,000 and $155,000, respectively, in connection with legal services rendered to the Company.
NOTE 19 - DISTRIBUTIONS
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following tables presents dividends declared (on a per share basis) for the three and nine months ended September 30, 2014.

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2014
March 31	April 28	$25,663	$0.20
June 30	July 28	$26,179	$0.20
Sept. 30	October 28	$26,629	$0.20

Preferred Stock
Series A				Series B				Series C
	Date Paid	Total Dividend Paid	Dividend Per Share		Date Paid	Total Dividend Paid	Dividend Per Share		Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)				(in thousands)				(in thousands)
2014				2014				2014
March 31	April 30	$463	$0.53125	March 31	April 30	$2,057	$0.515625
June 30	July 30	$537	$0.53125	June 30	July 30	$2,378	$0.515625	June 30	July 30	$1,437	$0.299479
Sept. 30	Oct. 30	$537	$0.53125	Sept. 30	Oct. 30	$2,430	$0.515625	Sept. 30	Oct. 30	$2,588	$0.5390625

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Assets:
Investment securities, trading	$—	$—	$9,187	$9,187
Investment securities available-for-sale	870	1,530	278,618	281,018
CMBS - linked transactions	—	—	14,272	14,272
Derivatives (net)	—	21,618	—	21,618
Total assets at fair value	$870	$23,148	$302,077	$326,095

Liabilities:
Derivatives (net)	$—	$872	$7,958	$8,830
Total liabilities at fair value	$—	$872	$7,958	$8,830

As of December 31, 2013
Assets:
Investment securities, trading	$—	$—	$11,558	$11,558
Investment securities available-for-sale	2,370	92	207,375	209,837
CMBS - linked transactions	—	—	30,066	30,066
Total assets at fair value	$2,370	$92	$248,999	$251,461

Liabilities:
Derivatives (net)	$—	$395	$10,191	$10,586
Total liabilities at fair value	$—	$395	$10,191	$10,586

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS including Linked Transactions	ABS	RMBS	Structured Finance	Total
Balance, January 1, 2014	$210,785	$26,656	$451	$11,107	$248,999
Included in earnings	142	5,118	31	(2,454)	2,837
Purchases	105,572	61,402	31,058	3,999	202,031
Sales	(99,151)	(20,100)	—	(2,050)	(121,301)
Paydowns	(36,768)	(10,412)	(825)	—	(48,005)
Issuances	—	—	—	—	—
Settlements	—	—	—	—	—
Included in OCI	9,009	9,091	897	(1,481)	17,516
Transfers out of Level 2	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Balance, September 30, 2014	$189,589	$71,755	$31,612	$9,121	$302,077

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

In accordance with FASB ASC Topic 820-10-50-2-bbb, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the Company. As such, the Company has not disclosed such information associated with fair values obtained from third-party pricing sources. Because the Company was not able to obtain significant observable inputs and market data points due to a change in methodology whereby the Company began using a third party valuation firm to determine fair value, the Company reclassified $94.9 million of CMBS (including certain CMBS accounted for as linked transactions), to Level 3 during the year ended December 31, 2013.
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2014	$10,191
Unrealized losses – included in accumulated other comprehensive income	(2,233)
Ending balance, September 30, 2014	$7,958
The Company had no losses included in earnings due to other-than-temporary impairment charges during the three and nine months ended September 30, 2014, respectively. The Company had $255,000 and $811,000 of losses included in earnings due to the other-than-temporary impairment charges during the three and nine months ended September 30, 2013, respectively. These losses are included in the consolidated statements of income as net impairment losses recognized in earnings.
Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as nonrecurring Level 2.  For the Company’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the three and nine months ended September 30, 2014 was $807,000 and $1.2 million, respectively. For the three and nine months ended September 30, 2013, nonrecurring fair value losses for impaired loans was $69,000 and $3.1 million, respectively, and is included in the consolidated statements of income as provision for loan and lease losses.
The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Assets:
Loans held for sale	$—	$36,674	$54,708	$91,382
Impaired loans	—	893	—	893
Total assets at fair value	$—	$37,567	$54,708	$92,275

As of December 31, 2013
Assets:
Loans held for sale	$—	$6,850	$15,066	$21,916
Impaired loans	—	225	—	225
Total assets at fair value	$—	$7,075	$15,066	$22,141

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at September 30, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$7,958	Discounted cash flow	Weighted average credit spreads	5.12%
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on the consolidated balance sheets.  The fair value of the Company’s investment securities, trading (see Note 5).  The fair value of the Company’s investment securities available-for-sale (see Note 6).  The fair value of the Company’s derivative instruments and linked transactions is reported (see Note 21).
Loans held-for-investment:  The fair value of the Company’s Level 2 Loans held-for-investment are primarily measured using a third-party pricing service.  The fair value of the Company’s Level 3 Loans held-for-investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Loans receivable-related party are estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
CDO notes are valued using the dealer quotes, typically the dealer who underwrote the CDO in which the notes are held. Moselle CLO is valued using a third party pricing specialist.
Junior subordinated notes are estimated by obtaining quoted prices for similar assets in active markets.
The Company elected the fair value option for Moselle CLO upon consolidation in 2014. The fair value option was elected for this CLO due to the relative pricing visibility on both the underlying assets and the notes of the CLO. Additionally, the Company believes the fair value option also better reflects the nature and intent of management's investment in this vehicle. The Company recorded a gain of $2.2 million and $3.5 million on the fair value of loans of Moselle CLO and a loss of $2.6 million and $3.0 million on the fair value of the notes of Moselle CLO as Net realized and unrealized gain/(loss) on investment securities available-for-sale and loans for the three and nine months ended September 30, 2014 on the consolidated statement of income. The interest income recorded to Interest income - Loans on the consolidated income statement and the interest expense recorded to interest expense on the consolidated income statement were calculated at the coupon rate. At September 30, 2014 there were no significant gains or losses for the assets or liabilities due to credit risk.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2014
Loans held-for-investment (1)	$1,744,899	$1,730,763	$—	$632,815	$1,097,948
Loans receivable-related party	$4,172	$4,172	$—	$—	$4,172
CDO notes (2)	$1,213,852	$1,131,145	$—	$1,131,145	$—
Junior subordinated notes	$51,154	$17,648	$—	$—	$17,648
Repurchase agreements	$185,062	$185,062	$—	$—	$185,062
Senior secured revolving credit agreement	$32,911	$32,911	$—	$—	$32,911

As of December 31, 2013
Loans held-for-investment	$1,369,526	$1,358,434	$—	$545,352	$813,082
Loans receivable-related party	$6,966	$6,966	$—	$—	$6,966
CDO notes	$1,070,339	$653,617	$—	$653,617	$—
Junior subordinated notes	$51,005	$17,499	$—	$—	$17,499
Repurchase agreements	$77,304	$77,304	$—	$—	$77,304

(1)	Contains loans for which the fair value option was elected with an unpaid principal balance of $89.2 million and a fair value of $83.0 million at September 30, 2014.

(2)	Contains CDO notes for which the fair value option was elected with an unpaid principal balance of $95.0 million and a fair value of $92.5 million at September 30, 2014.
NOTE 21 - MARKET RISK AND DERIVATIVE INSTRUMENTS
The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company's financial performance and are referred to as "market risks." When deemed appropriate, the Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are interest rate risk and foreign currency exchange rate risk.
The Company may use various derivatives in the ordinary course of business such as interest rate swaps, forward contracts as well as interest rate lock commitments. Interest rate swap agreements are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward contracts represent future commitments to either purchase or to deliver loans, securities or a quantity of a currency at a predetermined future date, at a predetermined rate or price and are used to manage interest rate risk on loan commitments and mortgage loans held for sale as well as currency risk with respect to the Company's long positions in foreign currency-denominated investment securities. Rate lock commitments represent commitments to fund loans at a specific rate and by a specified time and are used to mitigate risk of changes in interest rate in the Company's residential mortgage loan portfolio.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

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
At September 30, 2014, the Company had 10 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.12% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $124.7 million at September 30, 2014.  The counterparties for the Company’s designated interest rate hedge contracts at such date were Credit Suisse International and Wells Fargo, with which the Company had master netting agreements.
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
The estimated fair value of the Company’s liability related to interest rate swaps was $8.2 million and $10.6 million as of September 30, 2014 and December 31, 2013, respectively.  The Company had aggregate unrealized losses of $8.6 million and $10.8 million on the interest rate swap agreements as of September 30, 2014 and December 31, 2013, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the original term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.
The Company is also exposed to currency exchange risk, a form of risk that arises from the change in price of one currency against another. Substantially all of the Company's revenues are transacted in U.S. dollars; however, a significant amount of the Company's capital is exposed to other currencies, primarily the euro and the pound sterling. To address this market risk, the Company generally hedges foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with currency forward contracts.
Forward contracts also contain an element of risk in that the counterparties may be unable to meet the terms of such agreements. In the event the parties to deliver commitments are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management. The Company does not expect any counterparty to default on its obligations and, therefore, the Company does not expect to incur any cost related to counterparty default.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

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
During the warehousing phase of the Company’s investments in structured vehicles, the Company may enter into total return swaps to finance the Company’s exposure to assets that will ultimately be securitized. A total return swap is a swap agreement in which one party makes payments based on a set rate, while the other party makes payments based on the return of an underlying asset. Traditionally, the Company pays either an indexed or fixed interest payment to the warehousing lender and receives the net interest income and realized capital gains of the referenced portfolio of assets, generally loans, to be securitized that are owned and held by the warehousing lender. Upon the close of the warehousing period, the Company’s invested equity plus net interest and any capital gains realized during the warehousing period are returned to the Company. Additionally, upon the close of the securitization, the Company may purchase beneficial interests in the securitization at fair value.
The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of income for the years presented:

Fair Value of Derivative Instruments as of September 30, 2014
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$49,594	Derivatives, at fair value	$1,136
Forward contracts - residential mortgage lending	$31,000	Derivatives, at fair value	$17
Forward contracts - foreign currency	$41,190	Derivatives, at fair value	$2,192
Total return swap	$201,887	Derivatives, at fair value	$18,273
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$124,739	Derivatives, at fair value	$8,235
Interest rate lock agreements	$10,295	Derivatives, at fair value	$116
Forward contracts - residential mortgage lending	$70,500	Derivatives, at fair value	$271
Forward contracts - foreign currency	$—	Derivatives, at fair value	$—
Forward contracts - TBA securities	$190,000	Derivatives, at fair value	$208

Interest rate swap contracts	$124,739	Accumulated other comprehensive loss	$8,235

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Fair Value of Derivative Instruments as of December 31, 2013
(in thousands)

Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$—	Derivatives, at fair value	$—
Forward contracts - residential mortgage lending	$—	Derivatives, at fair value	$—
Forward contracts - foreign currency	$—	Derivatives, at fair value	$—
Total return swap	$—	Derivatives, at fair value	$—
Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$129,497	Derivatives, at fair value	$10,586
Interest rate lock agreements	$—	Derivatives, at fair value	$—
Forward contracts - residential mortgage lending	$—	Derivatives, at fair value	$—
Forward contracts - foreign currency	$—	Derivatives, at fair value	$—
Forward contracts - TBA securities	$—	Derivatives, at fair value	$—

Interest rate swap contracts	$129,497	Accumulated other comprehensive loss	$10,586

The Effect of Derivative Instruments on the Statements of Income for the
Nine Months Ended September 30, 2014
(in thousands)

	Derivatives
	Notional Amount	Statement of Income Location	Unrealized Gains (Loss) (1)
Interest rate swap contracts	$124,739	Interest expense	$4,917
Interest rate lock agreements	$59,889	Net realized gain on sales of investment securities available-for-sale and loans	$733
Forward contracts - residential mortgage lending	$101,500	Net realized gain on sales of investment securities available-for-sale and loans	$(254)
Forward contracts - foreign currency	$41,190	Net realized gain on sales of investment securities available-for-sale and loans	$2,192
Total return swap	$201,887	Net realized gain on sales of investment securities available-for-sale and loans	$960
Forward contracts - TBA securities	$190,000	Net realized and unrealized gain/(loss) on investment securities available-for-sale and loans	$(280)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The Effect of Derivative Instruments on the Statements of Income for the
Nine Months Ended September 30, 2013
(in thousands)

Derivatives
	Notional Amount	Statement of Income Location	Unrealized Gains (Loss) (1)
Interest rate swap contracts	130,785	Interest expense	$5,118
Interest rate lock agreements	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—
Forward contracts - residential mortgage lending	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—
Forward contracts - foreign currency	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—
Total return swap	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—

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
The following tables present certain information about the CMBS and repurchase agreements underlying the Company's linked transactions at September 30, 2014 and December 31, 2013.
Fair Value of Derivative Instruments
(in thousands)

	Asset Derivatives
	Designation	Balance Sheet Location	Fair Value
As of September 30, 2014
Linked transactions at fair value	Non-Hedging	Linked transactions, net at fair value	$14,272

As of December 31, 2013
Linked transactions at fair value	Non-Hedging	Linked transactions, net at fair value	$30,066
.
The Effect of Derivative Instruments on the Statement of Income for the
Nine Months Ended September 30,
(in thousands)

	Asset Derivatives
	Designation	Statement of Income Location	Revenues (1)
Linked transactions at fair value, 2014	Non-Hedging	Unrealized (loss) gain and net interest income on linked transactions, net	$7,494
Linked transactions at fair value, 2013	Non-Hedging	Unrealized (loss) gain and net interest income on linked transactions, net	$(4,343)

(1)	Negative values indicate a decrease to the associated balance sheets or consolidated statements of income line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table presents certain information about the components of the unrealized (losses) gains and net interest income from linked transactions, net, included in the Company's consolidated statements of income for the periods presented as follows ( in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Components of Unrealized Net (Losses) Gains and Net Interest Income
Income from linked transactions
Interest income attributable to CMBS underlying linked transactions	$495	$801	$2,295	$2,005
Interest expense attributable to linked repurchase agreement borrowings underlying linked transactions	(107)	(201)	(514)	(524)
Change in fair value of linked transactions included in earnings	(211)	561	5,713	(5,824)
Unrealized net (losses) gains and net interest income from linked transactions	$177	$1,161	$7,494	$(4,343)
The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2014
CMBS linked transactions	$43,303	$650	$(86)	$43,867

As of December 31, 2013
CMBS linked transactions	$99,493	$446	$(6,116)	$93,823
The following table summarizes the estimated maturities of the Company’s CMBS linked transactions according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
September 30, 2014
Less than one year	$5,090	$5,012	5.33%
Greater than one year and less than five years	34,438	34,041	5.37%
Greater than five years and less than ten years	4,339	4,250	4.25%
Greater than ten years	—	—	—%
Total	$43,867	$43,303	5.25%

December 31, 2013
Less than one year	$540	$540	5.58%
Greater than one year and less than five years	26,120	26,516	5.32%
Greater than five years and less than ten years	53,688	57,282	3.35%
Greater than ten years	13,475	15,155	3.34%
Total	$93,823	$99,493	3.84%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table shows the fair value, gross unrealized losses and the length of time the investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2014
CMBS linked transactions	$12,368	$(55)	$762	$(31)	$13,130	$(86)

As of December 31, 2013
CMBS linked transactions	$70,727	$(5,198)	$9,318	$(918)	$80,045	$(6,116)

The following table summarizes the Company's CMBS linked transactions at fair value (in thousands, except percentages):

	December 31, 2013	Net Purchase (Sales)	Upgrades/Downgrades	Paydowns	MTM Change on Same Ratings	September 30, 2014
Moody's Ratings Category:
Aaa	$26,682	$(18,704)	$—	$(498)	$18	$7,498
Aa1 through Aa3	8,919	(9,589)	—		670	—
A1 through A3	—	—	—		—	—
Baa1 through Baa3	6,473	—	—		69	6,542
Ba1 through Ba3	10,310	(10,768)	—		458	—
B1 through B3	12,155	3,122	—		744	16,021
Non-Rated	29,284	(16,361)	—		883	13,806
Total	$93,823	$(52,300)	$—	$(498)	$2,842	$43,867

S&P Ratings Category:
AAA	$17,642	$(9,773)	$—	$(498)	$(635)	$6,736
BBB+ through BBB-	9,953	—	1,042	—	135	11,130
BB+ through BB-	2,865	99	4,458	—	262	7,684
B+ through B-	19,619	(99)	(5,500)	—	738	14,758
CCC+ through CCC-	—	2,797	—	—	—	2,797
Non-Rated	43,744	(45,324)	—	—	2,342	762
Total	$93,823	$(52,300)	$—	$(498)	$2,842	$43,867

The following table summarizes the Company's CMBS linked repurchase agreements (in thousands, except percentages):

	As of September 30, 2014		As of December 31, 2013
Maturity or Repricing	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$29,729	1.48%	$64,094	1.25%
>30 days to 90 days	—	—%	—	—%
Total	$29,729	1.48%	$64,094	1.25%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

NOTE 22 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The Company has no offsetting of financial assets. The following table presents a summary of the Company's offsetting of financial assets and derivative assets for the periods presented as follows (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
As of September 30, 2014
Derivative hedging instruments, at fair value (1)	$18,273	$—	$18,273	$18,273	$—	$—
Total	$18,273	$—	$18,273	$18,273	$—	$—

As of December 31, 2013
Derivative hedging instruments, at fair value	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

1.
Amounts represent value of assets invested in a warehouse agreement, amounts invested were in euro and pound sterling and the balance reflected is the currency conversion equivalent as of September 30, 2014.

The Company has no offsetting of financial assets. The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities for the periods presented as follows (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged (2)	(v) = (iii) - (iv) Net Amount
As of September 30, 2014
Derivative hedging instruments, at fair value (3)	$8,235	$—	$8,235	$—	$500	$7,735
Repurchase agreements (4)	185,062	—	185,062	185,062	—	—
Total	$193,297	$—	$193,297	$185,062	$500	$7,735

As of December 31, 2013
Derivative hedging instruments, at fair value (3)	$10,586	$—	$10,586	$—	$500	$10,086
Repurchase agreements (4)	91,931	—	91,931	91,931	—	—
Total	$102,517	$—	$102,517	$91,931	$500	$10,086

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions.

(2)	Amounts represent amounts pledged as collateral against derivative transactions.

(3)	The fair value of securities pledged against the Company's swaps was $2.6 million and $3.5 million at September 30, 2014 and December 31, 2013, respectively.

(4)	The fair value of securities pledged against the Company's repurchase agreements was $253.8 million and $121.6 million at September 30, 2014 and December 31, 2013, respectively.
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

NOTE 23 - COMMITMENTS AND CONTINGENCIES
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
The Company is unaware of any contingencies arising from such routine litigation that would require accrual or disclosure in the consolidated financial statements as of September 30, 2014.

NOTE 24 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:

The Company received $2.7 million in proceeds from the issuance of 118,351 shares of Series B preferred stock through the Company’s at-the-market program during October 2014.

In October 2014, the Company announced that its Board of Directors has authorized a stock repurchase plan under which the Company may buy up to $50.0 million of its outstanding shares of common stock. The Company has bought back 1,350,000 shares for $6.7 million through November 10, 2014.
On October 27, 2014, the Company liquidated Apidos CDO I. Proceeds from the liquidation were used to pay the notes down in full.
On October 31, 2014, the Company agreed to a modification of the terms of the Wells CRE repurchase facility agreement. The modification increases the facility maximum by $150.0 million from $250.0 million to $400.0 million and extends the facility's maturity date to August 27, 2016. The modification has also increased the facility's maximum single asset concentration limit and reduced the minimum portfolio debt yield tests requirement. The modification also reduced pricing spreads on select portfolio assets. The Company paid a structuring fee of $1.6 million upon the closing of the modification.

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
We are externally managed by Resource Capital Manager, Inc., or the Manager, an indirect wholly-owned subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, financial fund management and commercial finance operating segments.  As of September 30, 2014, Resource America managed approximately $19.4 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.
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

Having gained traction in 2013, the economic environment has continued to be positive in the United States during 2014, which resulted in several positive operating developments for us. Our ability to access the capital markets continued to improve, as evidenced by our Series C preferred stock offering in June 2014, resulting in net proceeds at issuance to us of $116.2 million, and by the success of our dividend reinvestment and share purchase program, or DRIP, which raised $25.4 million in the nine months ended September 30, 2014. In addition, we supplemented our common equity issuances with issuances of preferred stock through an at-the-market program which resulted in proceeds of $35.9 million in the nine months ended September 30, 2014. This brought our total net proceeds raised through our capital markets efforts to $177.5 million in 2014 to date, after underwriting discounts and commissions and other offering expenses.

(Back to Index)

(Back to Index)

Although economic conditions in the United States have improved, previous conditions in real estate and credit markets continue to affect both us and a number of our commercial real estate borrowers.  Over a period of several years, we entered into loan modifications with respect to 16 of our outstanding commercial real estate loans.  During the past 18 months, we have adjusted our provision for loan losses to reflect the effect of these conditions on our borrowers as well as, where necessary, market-related temporary adjustments to the market valuations of both CMBS and ABS in our investment portfolio.  However, during 2013 and continuing through September 30, 2014, the improved economic conditions have led to a stabilization in the credit quality of our portfolio and, as a result, our provision for loan losses has decreased significantly in 2014. For the nine months ended September 30, 2014, we have a net recovery in the provision for loan losses of $1.7 million, primarily due to the successful refinancing of a commercial real estate loan position on which we had previously established a significant reserve for credit loss. Other comprehensive income saw an increase of $8.3 million due to increases in the valuation on our available for sale securities as of September 30, 2014.  While we believe we have appropriately valued the assets in our investment portfolio at September 30, 2014, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.
We have been able to establish and maintain two financing arrangements to provide capital for our growing commercial real estate lending business, as evidenced by a $400.0 million facility with Wells Fargo Bank (increased from $250.0 million on October 31, 2014) and a $200.0 million facility with Deutsche Bank Ag, or DB. We continue to engage in discussions with potential financing sources about providing or expanding commercial real estate term financing to augment and cautiously grow our loan and security portfolios. We have expanded our borrowings with the use of term and additional repurchase agreements and are using them primarily to finance newly underwritten commercial real estate loans and to purchase highly rated CMBS. We anticipate replacing these short-term borrowings with longer term financing in the form of securitization borrowings as we did in July 2014 and December 2013 with the closings of $253.9 million and $307.8 million, respectively, commercial real estate, or CRE, securitizations. We believe this indicates a marketplace recognition of our ability to originate and structure high-quality transitional commercial real estate loans. However, we caution investors that even as financing through the credit markets becomes more available, we may not be able to obtain economically favorable terms.
With respect to our investments and investment portfolio growth, we continued to see increased opportunities to deploy our capital. During 2013 and through September 30, 2014, we have underwritten 44 new CRE loans for a total of $733.9 million. These loans were in part financed through our CRE term facilities, our legacy CRE CDOs, and our new CRE securitizations.  We also purchased 20 newly underwritten CMBS for $46.9 million during the same time period all of which were financed through our Wells Fargo facility. In addition, we purchased 24 CMBS bonds for $115.0 million that were financed by short-term repurchase agreements and also purchased seven CMBS bonds for $43.9 million where no debt financing sources were utilized. We have used recycled capital in our bank loan CLO structures to make new investments at discounts to par.  We expect that the reinvested capital and related discounts will produce additional income as the discounts are accreted into interest income.  In addition, the purchase of these investments at discounts allows us to build collateral in the CLO structures since we receive credit in these structures for these investments at par.  From net discounts of approximately $3.2 million at September 30, 2014, we recognized income of approximately $888,000 in our bank loan CLO portfolio in the quarter ended September 30, 2014 and expect to accrete approximately $214,000 into income for the remainder of calendar year 2014. However, we have no further capacity in three of our bank loan CLOs, and two real estate CDOs have ended their reinvestment periods. We intend to use the existing capacity in our CMBS and CRE term credit facilities with Wells Fargo of $69.7 million and $279.5 million, respectively, and with Deutsche Bank of $192.0 million, as of October 31, 2014, to help finance new CRE loans and CMBS investments.
Conversely, we also saw a decline in our commercial finance assets, as two of our bank loan CLOs were substantially liquidated in 2013 and three of our bank loan CLOs have matured and, as the collateral assets pay down, the proceeds are used to pay down the associated debt.  This trend resulted in a substantial decline in our net interest income from bank loans in 2013, which continued into the third quarter of 2014. We began to mitigate this trend by investing in new CLOs and European structured notes in late 2013 and 2014. We further expect to mitigate this trend by deploying capital into our middle-market lending business, the loans of which are similar in nature to bank loans, and in our growing commercial real estate lending platform.
Due to these developments, our increased ability to access credit markets, our recent capital markets efforts and our investment of a significant portion of our available unrestricted and restricted cash balances during 2013, we expect to continue to modestly increase our net interest income for the balance of 2014 and into 2015.  However, because we believe that economic conditions in the United States are fragile, and could be significantly harmed by occurrences over which we have no control, we cannot assure you that we will be able to meet our expectations, or that we will not experience net interest income reductions.

(Back to Index)

(Back to Index)

On October 31, 2013, we, through RCC Residential, Inc., our newly-formed taxable REIT subsidiary, acquired a residential mortgage origination company, Primary Capital Mortgage, LLC or PCM, (formerly known as Primary Capital Advisors LLC), an Atlanta-based firm for $7.6 million in cash. In addition, a key employee of PCM was granted approximately $800,000 in shares of our common stock that was subsequently accounted for as compensation.  The shares of common stock were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Of the $7.6 million cash consideration, $1.8 million was set aside in an escrow account as a contingency for potential purchase price adjustments.  Our acquisition of PCM represents a return to the residential mortgage investment market by providing us with our first residential mortgage origination platform. On June 30, 2014, we also closed a residential jumbo loan-backed securitization where we retained approximately $30.0 million of the structure's mezzanine securities. We intend to cautiously expand this business over the next 12 to 18 months while adding infrastructure, staff and new technology.
In the latter half of 2013, we seeded a middle market lending operation operated by our Manager with funds to invest on our behalf. These funds were derived from proceeds of sales from a partial liquidation of our trading portfolio. Our first investments were in bank loans purchased in the secondary market; however, in December 2013, we closed on a self-originated loan.  We made additional investments of $89.1 million in the first nine months of 2014, which is a trend we expect to continue through 2014 and into 2015 which will also help mitigate the revenues lost as a result of the liquidation and run-off of several bank loan CLOs.
As of September 30, 2014, we had invested 61% of our portfolio in CRE assets, 38% in commercial bank loans and 1% in other assets. As of December 31, 2013, we had invested 83% of our portfolio in CRE assets, 15% in commercial bank loans and 2% in other assets. We expect our portfolio to begin to rebalance in late 2014 and into 2015 as we liquidate certain legacy CLO investments and reinvest those proceeds primarily into our CRE loan origination business to begin to rebalance to a historic level of 75% in CRE assets in late 2014.
Results of Operations
Our net income allocable to common shares for the three and nine months ended September 30, 2014 was $7.3 million or $0.06 per share (basic and diluted) and $37.1 million or $0.29 per share (basic and diluted), respectively, as compared to net income allocable to common shares of $22.1 million, or $0.18 per share (basic and diluted), respectively, and $40.2 million or $0.34 per share (basic and diluted) for the three and nine months ended September 30, 2013.
Interest Income
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Interest income from loans:
Bank loans	$9,945	$12,196	$25,987	$45,399
Commercial real estate loans	17,081	12,178	47,487	32,971
Total interest income from loans	27,026	24,374	73,474	78,370

Interest income from securities:
CMBS-private placement	3,012	2,910	9,440	8,515
ABS	1,783	290	2,568	1,058
Corporate bonds	40	143	155	739
Residential mortgage-backed securities, or RMBS	333	68	400	637
Total interest income from securities	5,168	3,411	12,563	10,949

Interest income - other:
Preference payments on structured notes (1)	1,586	602	5,284	2,962
Temporary investment in over-night repurchase agreements	61	77	197	218
Total interest income - other	1,647	679	5,481	3,180
Total interest income	$33,841	$28,464	$91,518	$92,499

(Back to Index)

(Back to Index)

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	5.45%	$705,326	4.95%	$966,233
Commercial real estate loans	5.85%	$1,141,540	6.15%	$771,903

Interest income from securities:
CMBS-private placement	5.73%	$207,677	4.93%	$237,595
ABS	11.76%	$60,416	4.19%	$27,359
Corporate bonds	5.79%	$2,792	5.57%	$10,329
RMBS	4.14%	$32,841	2.94%	$9,273

Preference payments on structured notes	14.47%	$43,824	6.06%	$37,729
Temporary overnight investments	N/A	N/A	N/A	N/A

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	5.14%	$651,961	5.62%	$1,065,656
Commercial real estate loans	6.41%	$1,029,450	5.82%	$737,263

Interest income from securities:
CMBS-private placement	5.86%	$213,208	5.04%	$227,907
ABS	8.11%	$42,281	5.19%	$27,052
Corporate bonds	7.49%	$2,763	3.80%	$25,872
RMBS	4.79%	$11,190	6.35%	$13,393

Preference payments on structured notes	19.27%	$36,562	9.54%	$40,969
Temporary overnight investments	N/A	N/A	N/A	N/A

(Back to Index)

(Back to Index)

The following tables summarize interest income for the periods indicated (in thousands, except percentages):

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
Three Months Ended September 30, 2014
Bank loans	4.82%	$(1,748)	$724	$9,084	$137	$9,945
Commercial real estate loans	5.52%	$(5,573)	10	16,533	538	17,081
Total interest income from loans			734	25,617	675	27,026
CMBS-private placement	3.91%	$(3,609)	880	2,132	—	3,012
RMBS	3.59%	$(1,876)	—	333	—	333
ABS	9.79%	$(2,431)	162	1,621	—	1,783
Corporate bonds	5.49%	$(42)	2	38	—	40
Total interest income from securities			1,044	4,124	—	5,168
Preference payments on structured notes	N/A	N/A	—	1,586	—	1,586
Other			—	61	—	61
Total interest income - other			—	1,647	—	1,647
Total interest income			$1,778	$31,388	$675	$33,841
Three Months Ended September 30, 2013
Bank loans	4.23%	$(5,010)	$1,369	$10,464	$363	$12,196
Commercial real estate loans	5.75%	$(101)	9	11,820	349	12,178
Total interest income from loans			1,378	22,284	712	24,374
CMBS-private placement	3.69%	$(7,023)	505	2,405	—	2,910
RMBS	—%	$—	—	68	—	68
ABS	2.06%	$(2,620)	145	145	—	290
Corporate bonds	5.95%	$(154)	(9)	152	—	143
Total interest income from securities			641	2,770	—	3,411
Preference payments on structured notes	N/A	N/A	—	602	—	602
Other			—	77	—	77
Total interest income - other			—	679	—	679
Total interest income			$2,019	$25,733	$712	$28,464
(Back to Index)

(Back to Index)

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
Nine Months Ended September 30, 2014
Bank loans	4.57%	$(1,748)	$2,009	$23,322	$656	$25,987
Commercial real estate loans	5.56%	$(5,573)	29	44,901	2,557	47,487
Total interest income from loans			2,038	68,223	3,213	73,474
CMBS-private placement	3.88%	$(3,609)	2,104	7,336	—	9,440
RMBS	3.59%	$(1,876)	—	400	—	400
ABS	6.11%	(2,431)	487	2,081	—	2,568
Corporate bonds	6.26%	(42)	25	130	—	155
Total interest income from securities			2,616	9,947	—	12,563
Preference payments on structured notes			—	5,284	—	5,284
Other			—	197	—	197
Total interest income - other			—	5,481	—	5,481
Total interest income			$4,654	$83,651	$3,213	$91,518
Nine Months Ended September 30, 2013
Bank loans	4.28%	$(5,010)	$8,281	$34,725	$2,393	$45,399
Commercial real estate loans	5.56%	$(101)	26	31,601	1,344	32,971
Total interest income from loans			8,307	66,326	3,737	78,370
CMBS-private placement	3.68%	$(7,023)	1,657	6,858	—	8,515
RMBS	—%	$—	—	637	—	637
ABS	2.06%	$(2,620)	493	565	—	1,058
Corporate bonds	3.92%	$(154)	(23)	762	—	739
Total interest income from securities			2,127	8,822	—	10,949
Preference payments on structured notes			—	2,962	—	2,962
Other			—	218	—	218
Total interest income - other			—	3,180	—	3,180
Total interest income			$10,434	$78,328	$3,737	$92,499

(Back to Index)

(Back to Index)

Three and Nine Months Ended September 30, 2014 as compared to Three and Nine Months Ended September 30, 2013
Aggregate interest income increased $5.4 million (19%) and decreased $981,000 (1%) to $33.8 million and $91.5 million for the three and nine months ended September 30, 2014, respectively, from $28.5 million and $92.5 million for the three and nine months ended September 30, 2013. respectively. We attribute these changes to the following:
Interest Income from Loans. Aggregate interest income from loans increased $2.7 million (11%) and decreased $4.9 million (6%) to $27.0 million and $73.5 million for the three and nine months ended September 30, 2014, respectively, from $24.4 million and $78.4 million for the three and nine months ended September 30, 2013, respectively.
Interest income on bank loans decreased $2.3 million (18%) and $19.4 million (43%) to $9.9 million and $26.0 million for the three and nine months ended September 30, 2014, respectively, from $12.2 million and $45.4 million for the three and nine months ended September 30, 2013, respectively, which principally was the result of the following:

•
decreases of $260.9 million and $413.7 million in the weighted average loan balance to $705.3 million and $652.0 million for the three and nine months ended September 30, 2014, respectively, from $966.2 million and $1.1 billion for the three and nine months ended September 30, 2013, respectively. This was principally due to the liquidation of two of our CLOs, Apidos CLO VIII and Whitney CLO I, in September 2013 and October 2013, respectively. In addition, two of our remaining CLOs (Apidos CLO I and Apidos CLO III) reached the end of their reinvestment periods in prior years and, as a result, any principal collected is used to pay down notes instead of being reinvested in new assets. This decrease in the weighted average balance of assets was partially offset by our consolidation of Moselle CLO in 2014; and

•
an increase for the three months ended and a decrease for the nine months ended in the weighted average yield to 5.45% and 5.14% for the three and nine months ended September 30, 2014, respectively, as compared to 4.95% and 5.62% for the three and nine months ended September 30, 2013, respectively. The increase for the three months ended was primarily as a result of the different mix of assets during the comparative periods. The decrease for the nine months ended was primarily a result of the decrease in accretion income from Apidos CLO VIII and Whitney CLO I as a result of their liquidation, as well as a decrease in accretion income from Apidos CDO I and Apidos CDO III resulting from decreasing loan and unamortized discount balances on loans.

Interest income on commercial real estate, or CRE, loans increased $4.9 million (40%) and $14.5 million (44%) to $17.1 million and $47.5 million for the three and nine months ended September 30, 2014, respectively, as compared to $12.2 million and $33.0 million for the three and nine months ended September 30, 2013, respectively.  These increases are a result of the following combination of factors:

•
increases of $369.6 million and $292.2 million in the weighted average loan balance to $1.1 billion and $1.0 billion for the three and nine months ended September 30, 2014, respectively, from $771.9 million and $737.3 million for the three and nine months ended September 30, 2013, respectively, as we continued to originate new loans for our CRE securitizations that closed in December 2013 and July 2014; and

•
a decrease for the three months and an increase for the nine months in the weighted average yield to 5.85% and 6.41% during the three and nine months ended September 30, 2014, respectively, from 6.15% and 5.82% during the three and nine months ended September 30, 2013, respectively. The decrease for the three months is primarily related to the lower coupon at which we are originating loans, reflecting the market competition for high credit quality loans. The increase in rate for the nine months is primarily a result of increased exit fees, and particularly from a $1.6 million exit fee collected on a legacy loan that paid off during the three months ended June 30, 2014.

Interest Income from Securities.  Aggregate interest income from securities increased $1.8 million (52%) and $1.6 million (15%) to $5.2 million and $12.6 million for the three and nine months ended September 30, 2014, respectively, from $3.4 million and $10.9 million for the three and nine months ended September 30, 2013, respectively.  The changes in interest income from securities resulted principally from the following:
Interest income on CMBS-private placement increased $102,000 (4%) and $925,000 (11%) to $3.0 million and $9.4 million for the three and nine months ended September 30, 2014 as compared to $2.9 million and $8.5 million for the three and nine months ended September 30, 2013, respectively. The increases were the result of increases in the weighted average yield of assets to 5.73% and 5.86% for the three and nine months ended September 30, 2014, respectively, from 4.93% and 5.04% for the three and nine months ended September 30, 2013, respectively. The increase for the nine months ended September 30, 2014 is primarily a result of the collection of $730,000 in interest shortfalls on a previously impaired bond during the three months ended June 30, 2014. To a lesser extent, the increase for the three and nine months ended September 30, 2014 was due to an increase in accretion income as a result of new assets purchased at discounts.

(Back to Index)

(Back to Index)

The increases in the weighted average yield on CMBS-private placement were partially offset by decreases of $29.9 million and $14.7 million in the weighted average balance of assets to $207.7 million and $213.2 million during the three and nine months ended September 30, 2014, respectively, from $237.6 million and $227.9 million for the three and nine months ended September 30, 2013, respectively, primarily as a result of sales, payoffs and paydowns of securities during the year.
Interest income from ABS increased $1.5 million (515%) and $1.5 million 143% to $1.8 million and $2.6 million for the three and nine months ended September 30, 2014, respectively, from $290,000 and $1.1 million for the three and nine months ended September 30, 2013, respectively. The increases are a result of of the following:

•
increases of $33.1 million and $15.2 million in the weighted average asset balances to $60.4 million and $42.3 million for the three and nine months ended September 30, 2014, respectively, from $27.4 million and $27.1 million for the three and nine months ended September 30, 2013, respectively, primarily as a result of the purchase of a portfolio of ABS through RCM Global as well as the consolidation of Moselle CLO. This increase was partially offset by asset paydowns and sales in 2013 and 2014; and

•
increases in the weighted average yield during the three and nine months ended September 30, 2014 to 11.76% and 8.11%, respectively, from 4.19% and 5.19% for the three and nine months ended September 30, 2013, respectively, primarily due to an increase in the weighted average coupon due to the mix of assets as a result of the purchase of a portfolio of ABS through RCM Global as well as the consolidation of Moselle CLO.

Interest income from corporate bonds decreased $103,000 (72%) and $584,000 (79)% to $40,000 and $155,000 for the three and nine months ended September 30, 2014, respectively, from $143,000 and $739,000 for the three and nine months ended September 30, 2013, respectively, and was the result of the liquidation of Whitney CLO I in October 2013 which held most of these securities. In October 2012 and in May 2013, we purchased of 66.6% and 1.7%, respectively, of the equity in Whitney CLO I which, at the time, resulted in us consolidating this entity that held a small portfolio of corporate bonds.
Interest Income - Other.  Aggregate interest income-other increased $968,000 (143%) and $2.3 million (72%) to $1.6 million and $5.5 million for the three and nine months ended September 30, 2014, respectively, as compared to $679,000 and $3.2 million for the three and nine months ended September 30, 2013, respectively. Substantially all of this increase is related to the incremental interest income provided by our investments in European structured notes purchased at the end of 2013 and in 2014.
Interest Expense
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest expense:
Bank loans	$1,704	$6,251	$4,967	$17,368
Commercial real estate loans	5,087	2,381	12,626	6,504
CMBS-private placement	176	212	512	643
RMBS	88	—	89	—
Hedging instruments	1,650	1,730	4,917	5,118
Securitized borrowings	125	441	305	2,200
6.0% Convertible senior notes	2,154	—	6,627	—
General	605	747	1,793	2,228
Total interest expense	$11,589	$11,762	$31,836	$34,061

(Back to Index)

(Back to Index)

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
Bank loans	1.19%	$544,626	2.59%	$988,600
Commercial real estate loans	2.76%	$704,696	2.25%	$418,461
CMBS-private placement	1.47%	$46,810	1.65%	$53,324
RMBS	1.51%	$22,867	N/A	N/A
Hedging instruments	5.31%	$120,862	5.48%	$123,677
Securitized borrowings (1)	7.85%	$6,379	7.63%	$23,097
6.0% Convertible senior notes	7.49%	$115,000	N/A	N/A
General	4.59%	$51,548	4.51%	$65,148

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
Bank loans	1.13%	$569,487	2.15%	$1,106,895
Commercial real estate loans	2.58%	$637,146	2.13%	$404,714
CMBS-private placement	1.40%	$47,019	1.75%	$48,922
RMBS	1.50%	$7,790	N/A	N/A
Hedging instruments	5.30%	$121,685	5.38%	$124,282
Securitized borrowings (1)	9.16%	$6,379	10.70%	$27,421
6.0% Convertible senior notes	7.68%	$115,000	N/A	N/A
General	4.59%	$51,548	4.51%	$65,148

(1)    Cost of funds does not include $133,000 of interest expense related to a final true-up for the Whitney CLO liquidation.

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
Three Months Ended September 30, 2014
Bank loans	1.01%	$40	$195	$1,509	$1,704
Commercial real estate loans	1.73%	$3,422	1,245	3,842	5,087
CMBS-private placement	1.38%	$—	—	176	176
RMBS	1.15%	$—	—	88	88
Hedging	5.08%	$40	—	1,650	1,650
Securitized borrowings	—%	$—	—	125	125
6.0% Convertible Senior Notes	6.00%	$7,021	429	1,725	2,154
General	4.18%	$394	50	555	605
Total interest expense			$1,919	$9,670	$11,589

Three Months Ended September 30, 2013
Bank loans	1.43%	$3,306	$499	$5,752	$6,251
Commercial real estate loans	1.63%	$(951)	561	1,820	2,381
CMBS-private placement	1.39%	$47	35	177	212
Hedging	5.03%	$666	—	1,730	1,730
Securitized borrowings	14.91%	$—	—	441	441
6.0% Convertible Senior Notes	N/A	N/A	—	—	—
General	4.23%	$592	48	699	747
Total interest expense			$1,143	$10,619	$11,762

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
Nine Months Ended September 30, 2014
Bank loans	0.97%	$40	$613	$4,354	$4,967
Commercial real estate loans	1.78%	$3,422	2,650	9,976	12,626
CMBS-private placement	1.37%	$—	12	500	512
RMBS	1.15%	$—	—	89	89
Hedging	5.07%	$40	—	4,917	4,917
Securitized borrowings	—%	$—	—	305	305
6.0% Convertible Senior Notes	6.00%	$7,021	1,452	5,175	6,627
General	4.18%	$394	149	1,644	1,793
Total interest expense			$4,876	$26,960	$31,836

Nine Months Ended September 30, 2013
Bank loans	1.39%	$3,306	$1,788	$15,580	$17,368
Commercial real estate loans	1.49%	$(951)	1,697	4,807	6,504
CMBS-private placement	1.43%	$47	116	527	643
RMBS	—%	$—	—	—	—
Hedging	5.02%	$666	—	5,118	5,118
Securitized borrowings	14.80%	$—	—	2,200	2,200
6.0% Convertible Senior Notes	N/A	N/A	—	—	—
General	4.42%	$592	143	2,085	2,228
Total interest expense			$3,744	$30,317	$34,061
Three and Nine Months Ended September 30, 2014 as compared to Three and Nine Months Ended September 30, 2013
Aggregate interest expense decreased $173,000 (1%) and $2.2 million (7%) to $11.6 million and $31.8 million for the three and nine months ended September 30, 2014, respectively, from $11.8 million and $34.1 million for the three and nine months ended September 30, 2013, respectively. We attribute these decreases to the following:

Interest expense on bank loans was $1.7 million and $5.0 million for the three and nine months ended September 30, 2014, respectively, as compared to $6.3 million and $17.4 million for the three and nine months ended September 30, 2013, decreases of $4.5 million (73%) and $12.4 million (71%), respectively. These decreases resulted from the following:

•
decreases of $444.0 million and $537.4 million in the weighted average balance of the related financings to $544.6 million and $569.5 million for the three and nine months ended September 30, 2014, respectively, as compared to $988.6 million and $1.1 billion for the three and nine months ended September 30, 2013, respectively. This was principally due to the call and liquidation of Apidos CLO VIII and Whitney CLO I in September 2013 and October 2013, respectively, which resulted in the paydown of all outstanding notes. In addition, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO reached the end of their reinvestment periods in prior years. For the period from July 1, 2013 through September 30, 2014, Apidos CDO I paid down $271.7 million in principal amount of its CDO notes, Apidos CDO III paid down $178.9 million in principal amount of its CDO notes and Apidos Cinco CDO paid down $36.3 million in principal amount of its CDO notes. This was partially offset by the consolidation of Moselle CLO in 2014 and, to a lesser extent, the new financing line on our middle market loan portfolio; and

•
decreases in the weighted average cost of funds to 1.19% and 1.13% for the three and nine months ended September 30, 2014, respectively, as compared to 2.59% and 2.15% for the three and nine months ended September 30, 2013, respectively, primarily due to Apidos CLO VIII and Whitney CLO I that had higher costs of funds and which were substantially liquidated in September 2013 and October 2013, respectively.

(Back to Index)

(Back to Index)

Interest expense on CRE loans was $5.1 million and $12.6 million for the three and nine months ended September 30, 2014, respectively, as compared to $2.4 million and $6.5 million for the three and nine months ended September 30, 2013, respectively, increases of $2.7 million (114%) and $6.1 million (94%) as a result of the following:

•
increases of $286.2 million and $232.4 million in the weighted average balance of debt to $704.7 million and $637.1 million from $418.5 million and $404.7 million for the three and nine months ended September 30, 2013, respectively. This was primarily as a result of the consolidation of RCC CRE Notes 2013, a securitization that closed in December 2013, as well as the consolidation of RCC CRE 2014, a securitization that closed in July 2014. These increases were partially offset by principal payoffs in Resource Real Estate Funding CDO 2006-1, or RREF CDO 2006-1, Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, and CRE Notes 2013 as the underlying collateral paid down or paid off. From inception through September 30, 2014, the CDOs paid down a total of $280.9 million of notes; and

•
increases in the weighted average cost of funds to 2.76% and 2.58% for the three and nine months ended September 30, 2014, respectively, as compared to 2.25% and 2.13% for the three and nine months ended September 30, 2013, respectively, which was due primarily to note paydowns of lower rate debt which increased the weighted average cost of the remainder of these borrowings.

Securitized borrowings expense decreased $316,000 (72%) and $1.9 million (86%) to $125,000 and $305,000 for the three and nine months ended September 30, 2014, respectively from $441,000 and $2.2 million for the three and nine months ended September 30, 2013, respectively. This interest expense was related to our subordinated investments in Apidos CLO VIII and Whitney CLO I which were liquidated in 2013. The current year's interest expense is primarily related to Moselle CLO which was consolidated in 2014.
Interest expense on 6.0% convertible senior notes was $2.2 million and $6.6 million for the three and nine months ended September 30, 2014, respectively. In October 2013, we closed and issued $115.0 million aggregate principal amount of our 6.0% convertible senior notes due 2018. The discount recorded on the notes was amortized on a straight-line basis as additional interest expense through maturity.
General interest expensed decreased $142,000 (19%) and $435,000 (20%) to $605,000 and $1.8 million for the three and nine months ended September 30, 2014, respectively from $747,000 and $2.2 million for the three and nine months ended September 30, 2013, respectively. The decreases were the result of the sale of an investment in real estate during the year ended December 31, 2013 and the resulting pay-off of the related mortgage.
Other Revenue
The following table sets forth information relating to our other revenue incurred for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Other revenue:
Rental income	$1,118	$4,649	$7,777	$15,875
Dividend income	16	223	169	256
Equity in net earnings (losses) of unconsolidated subsidiaries	887	(535)	4,663	(888)
Fee income	2,344	1,245	7,166	4,182
Net realized and unrealized gains on sales of investment securities available-for-sale and loans and loans	7,546	570	15,487	3,355
Net realized and unrealized gains (losses) on investment securities, trading	376	(229)	(1,834)	(864)
Unrealized gains (losses) and net interest income on linked transactions, net	177	1,161	7,494	(4,343)
Total other revenue	$12,464	$7,084	$40,922	$17,573
Three and Nine Months Ended September 30, 2014 as compared to Three and Nine Months Ended September 30, 2013
Rental income decreased $3.5 million (76%) and $8.1 million (51%) to $1.1 million and $7.8 million for the three and nine months ended September 30, 2014, respectively, as compared to $4.6 million and $15.9 million for the three and nine months ended September 30, 2013, respectively. The decreases are primarily related to the sale of a multi-family apartment building in September 2013 and the sale of a hotel in April 2014.

(Back to Index)

(Back to Index)

Equity in net earnings (losses) of unconsolidated subsidiaries increased $1.4 million (266%) and $5.6 million (625%) to earnings of $887,000 and $4.7 million during the three and nine months ended September 30, 2014, respectively, from losses of $535,000 and $888,000 for the three and nine months ended September 30, 2013, respectively. The increase in earnings was related to the following:

•
income of $2.0 million for the nine months ended September 30, 2014 from our investment in CVC Global Credit Opportunities Fund, L.P., in which we invested $15.0 million in May 2013, driving this growth in income was primarily increases in asset valuations in the fund;

•	$1.3 million and $3.2 million primarily from the sale of one and three properties, respectively, in which we owned equity interests in a real estate joint venture; and

•	$1.1 million for the nine months ended September 30, 2014 from the settlement of a loan in which we owned an equity interest.
Fee income increased $1.1 million (88%) and $3.0 million (71%) to $2.3 million and $7.2 million for the three and nine months ended September 30, 2014, respectively, from $1.2 million and $4.2 million for the three and nine months ended September 30, 2013, respectively. This increase in income is primarily due to our October 2013 investment in PCM and the fees related to residential mortgage loan originations.
Net realized gains on investment securities available-for-sale and loans increased $7.0 million (1,224%) and $12.1 million (362%) to $7.5 million and $15.5 million for the three and nine months ended September 30, 2014, respectively, from $570,000 and $3.4 million for the three and nine months ended September 30, 2013, respectively. The increases are due to the late 2013 investment in PCM and the gain on the sale of residential mortgage originations as well as the gain on sale of structured notes that generated $4.2 million for the three and nine months ended September 30, 2014.
Net realized and unrealized gain (loss) on investment securities, trading increased $605,000 (264%) and decreased $970,000 (112%) to a gain of $376,000 and a loss of $1.8 million during the three and nine months ended September 30, 2014, respectively, as compared to losses of $229,000 and $864,000 during the three and nine months ended September 30, 2013, respectively. The increase in the gains for the three months ended September 30, 2014 was the result of the sale at a gain of one position in the trading portfolio partially offset by the decrease in valuation on this portfolio. The increased losses for the nine months ended September 30, 2013 are principally related to decreased marks due to current market conditions on held positions in the trading portfolio. During the three months ended June 30, 2013, we sold six securities at a net gain. The increased losses for the nine months ended was partially offset by an increase in the valuation on this portfolio.
Realized gain (loss) and net interest income on linked transactions, net, decreased $984,000 (85%) and increased $11.8 million (273%) to gains of $177,000 and $7.5 million for three and nine months ended September 30, 2014, respectively, from a gain of $1.2 million and a loss of $4.3 million for the three and nine months ended September 30, 2013, respectively, The decrease for the three months ended September 30, 2014 is primarily the result of the sale of assets during 2014. The increase for the nine months ended September 30, 2014 is principally as a result of market pricing increases related to these positions. The amounts are related to our CMBS securities that are purchased with repurchase agreements with the same counterparty from whom the securities are purchased. These transactions are entered into contemporaneously or in contemplation of each other and are presumed not to meet sale accounting criteria. We account for these transactions on a net basis and record a forward purchase commitment to purchase securities (each, a “linked transaction”) at fair value.

(Back to Index)

(Back to Index)

Operating Expenses
The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating expenses:
Management fees − related party	$3,606	$5,113	$10,000	$11,006
Equity compensation − related party	798	2,120	4,497	7,866
Rental operating expense	695	3,523	5,168	11,084
General and administrative - Corporate (1)	3,635	2,898	11,215	8,761
General and administrative - PCM (1)	7,951	—	19,721	—
Depreciation and amortization	562	904	2,158	3,041
Income tax (benefit) expense	(237)	722	(667)	4,221
Net impairment losses recognized in earnings	—	255	—	811
Provision (recovery) for loan losses	1,439	741	(1,739)	541
Total operating expenses	$18,449	$16,276	$50,353	$47,331

(1)
Total general and administrative expense per the consolidated statements of income was $11.6 million and $30.9 million for three and nine months ended September 30, 2014, respective, and $2.9 million and $8.8 million for the three and nine months ended September 30, 2013, respectively.

Three and Nine Months Ended September 30, 2014 as compared to Three and Nine Months Ended September 30, 2013
Management fees - related party decreased $1.5 million (29%) and $1.0 million (9%) to $3.6 million and $10.0 million for the three and nine months ended September 30, 2014, respectively, as compared to $5.1 million and $11.0 million for the three and nine months ended September 30, 2013, respectively. This expense represents compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio. The changes are described below:

•
Base management fees increased by $466,000 (16%) and $1.0 million (12%) to $3.5 million and $9.6 million for the three and nine months ended September 30, 2014, respectively as compared to $3.0 million and $8.6 million for the three and nine months ended September 30, 2013, respectively. This increase was due to increased equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $44.6 million of proceeds from the sales of common stock through our Dividend Reinvestment and Stock Purchase Plan, or DRIP, from January 1, 2013 through September 30, 2014 as well as the receipt of $114.5 million from the proceeds of our April 2013 secondary common stock offering. In addition, we issued approximately 335,000 shares, 3.6 million shares and 4.8 million shares of Series A preferred stock, Series B preferred stock, and Series C preferred stock respectively, from January 1, 2013 through September 30, 2014.

•
Incentive management fees to our Manager, which are based upon the excess of adjusted operating earnings, as defined in the management agreement, over a variable base rate, decreased to $0 for the three and nine months ended September 30, 2014 from $1.9 million for the three and nine months ended September 30, 2013, respectively. The decrease in fee is primarily as a result of a non-recurring gain on on the sale of real estate in September 2013.

Equity compensation - related party decreased $1.3 million (62%) and $3.4 million (43%) to $798,000 and $4.5 million for the three and nine months ended September 30, 2014, respectively, as compared to $2.1 million and $7.9 million for the three and nine months September 30, 2013, respectively. These expenses are related to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager as well as to employees of our recently acquired residential mortgage company subsidiary. The decrease in expense was primarily the result of vestings of restricted stock as well as a decrease in our stock price and its impact on our quarterly remeasurement of the value of unvested stock of non-employees during the three and nine months ended September 30, 2014.
Rental operating expense decreased $2.8 million (80%) and $5.9 million (53%) to $695,000 to $5.2 million for the three and nine months ended September 30, 2014, respectively, as compared to $3.5 million and $11.1 million for the three and nine months ended September 30, 2013, respectively, and is primarily related to the sale of a multi-family apartment building in September 2013 and a hotel property in April 2014.

(Back to Index)

(Back to Index)

General and administrative expense - Corporate increased $737,000 (25%) and $2.5 million (28%) to $3.6 million and $11.2 million for the three and nine months ended September 30, 2014 as compared to $2.9 million and $8.8 million for the three and nine months ended September 30, 2013, respectively. The increases are primarily the result of the following:

•	increases of $394,000 and $695,000 for the three and nine months ended September 30, 2014, respectively related to additional headcount and corresponding payroll reimbursed to our manager;

•	increase of $900,000 for the nine months ended September 30, 2014, respectively related to administrative expenses on the sale of a hotel in April 2014; and

•	increase of $457,000 for the nine months ended September 30, 2014, respectively related to additional professional services being incurred.
General and administrative expense - PCM was $8.0 million and $19.7 million for the three and nine months ended September 30, 2014, respectively and is related to the acquisition of PCM, a residential mortgage and servicing origination business that we acquired in October 2013. Expenses increased for the three months ended September 30, 2014 compared to the three months ended March 31, 2014 and June 30, 2014 as a result of an increase in mortgage loan origination volume.
Depreciation and amortization decreased $342,000 (38%) and $883,000 (29%) to $562,000 and $2.2 million for the three and nine months ended September 30, 2014, respectively, from $904,000 and $3.0 million for the three and nine months ended September 30, 2013, respectively. The decreases are primarily the result of the sale of a multi-family property in September 2013 and the classification of a hotel property to held-for-sale as of January 31, 2014 and the ceasing of depreciation of the related asset at that time.
Income tax (benefit) expense decreased $959,000 (133%) and $4.9 million (116%) to benefits of $237,000 and $667,000 for the three and nine months ended September 30, 2014, respectively, as compared to expenses of $722,000 and $4.2 million for the three and nine months ended September 30, 2013, respectively, primarily due to Apidos VIII in the three and nine months ended September 30, 2013 which was substantially liquidated in September 2013 and, therefore, no longer generating income tax expense. In addition, during the three and nine months ended September 30, 2014, the accumulated losses on PCM generated a tax benefit. Finally, during the nine months ended September 30, 2104, valuations on our trading portfolio decreased, generating a tax benefit as compared to the nine months ended September 30, 2013, when the marks were higher and generated an estimated tax expense.
Our provision (recovery) for loan losses increased $698,000 (94%) and decreased $2.3 million (421%) to a provision of $1.4 million and a recovery of $1.7 million for the three and nine months ended September 30, 2014, respectively, as compared to a provision of of $741,000 and $541,000 for the three and nine months ended September 30, 2013, respectively. The following table summarizes the information relating our loan losses for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
CRE loan portfolio	$803	$69	$(3,708)	$2,017
Bank loan portfolio	426	672	1,033	(1,476)
Residential loan portfolio	(26)	—	—	—
Loans receivable - related party	236	—	936	—
Total provision for loan losses	$1,439	$741	$(1,739)	$541
CRE Loan Portfolio Provision
The principal reason for the the increase in provision during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, was related to costs to settle a loan during the three months ended September 30, 2014 that was previously impaired. The principal reason for the increase in recovery during the nine months ended September 30, 2014 was that we reversed $4.5 million of reserves on a position during the three months ended March 31, 2014 because the mezzanine loan was paid off in full.
Bank Loan Portfolio Provision
The bank loan provision decreased by $246,000 and increased by $2.5 million for the three and nine months ended September 30, 2014 to a provisions of $426,000 and $1.0 million, respectively as compared to a provision of $672,000 and a recovery of $1.5 million for the three and nine months ended September 30, 2013, respectively. The principal reason for the

(Back to Index)

(Back to Index)

increase in the provision for the nine months ended September 30, 2014 was due to increased provision related to positions subsequently sold for credit reasons at a loss that adjusted the provision directly for the nine months ended September 30, 2014.
Loans Receivable - Related Party
The loans receivable - related party provision was $236,000 and $936,000 for the three and nine months ended September 30, 2014, due to unplanned cash flow deficiencies on two individually significant credits in the fund whose future recovery is deemed improbable.
Other Revenue (Expense)
The following table sets forth information relating to our other revenue (expense) incurred for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Other Revenue (Expense)
Loss on the reissuance of debt	$(1,867)	$—	$(2,469)	$—
Other expense	—	—	(1,262)	—
(Loss) gain on sale of real estate	(69)	16,607	2,973	16,607
Total other expense (revenue)	$(1,936)	$16,607	$(758)	$16,607
Three and Nine Months Ended September 30, 2014 as compared to Three and Nine Months Ended September 30, 2013
Loss on the re-issuance of debt is related to the sale of previously repurchased debt notes in our commercial real estate CDO’s that were resold at slightly less than par and resulted in losses of $1.9 million and $2.5 million for the three and nine months ended September 30, 2014, respectively.
Other expense of $1.3 million during the nine months ended September 30, 2014 is related to the revaluation of our equity position in life settlement contracts.
(Loss) gain on sale of real estate of $69,000 and $3.0 million for the three and nine months ended September 30, 2014, respectively is primarily related to the sale of our hotel property in April 2014. (Loss) gain on sale of real estate of $16.6 million for both the three and nine months ended September 30, 2013 is primarily related to the sale of a multi-family apartment building. During the quarter ended June 30, 2013, we entered into a listing agreement for this property. The sale settled on September 30, 2013.

Financial Condition
Summary.
Our total assets were $2.6 billion at September 30, 2014 and $2.2 billion at December 31, 2013.  The increase in total assets was principally due to the increase in CRE and CMBS investments as well as the acquisition of a controlling interest in a CLO, which resulted in the consolidation of its bank loans and ABS on our financial statements.
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

(Back to Index)

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price(4)
As of September 30, 2014
Floating rate
RMBS, trading	$1,897	20.57%	$66	0.72%	$(1,831)	(19.86)%
CMBS-private placement	26,625	91.85%	19,850	68.48%	(6,775)	(23.37)%
Structured notes, trading	10,821	49.00%	9,121	41.30%	(1,700)	(7.70)%
Structured notes - available-for-sale	33,016	23.75%	42,924	30.87%	9,908	7.13%
RMBS - available-for-sale	30,697	94.24%	31,545	96.84%	848	2.60%
Mezzanine loans (1)	12,544	99.27%	12,491	98.85%	(53)	(0.42)%
Whole loans (1)	1,022,971	99.47%	1,019,286	99.11%	(3,685)	(0.36)%
Bank loans (2)	640,198	99.65%	639,734	99.58%	(464)	(0.07)%
Loans held for sale (3)	36,674	97.85%	36,674	97.85%	—	—%
ABS Securities	27,964	95.05%	28,832	98.00%	868	2.95%
Corporate bonds	2,413	98.29%	2,401	97.80%	(12)	(0.49)%
Total floating rate	1,845,820	93.00%	1,842,924	92.86%	(2,896)	(0.15)%
Fixed rate
CMBS-private placement	150,345	80.34%	155,466	83.08%	5,121	2.74%
CMBS-linked transactions	13,707	105.26%	14,272	109.60%	565	4.34%
B notes (1)	16,107	99.65%	16,038	99.22%	(69)	(0.43)%
Mezzanine loans (1)	54,761	99.99%	54,525	99.56%	(236)	(0.43)%
Residential mortgage loans	2,825	100.00%	2,825	100.00%	—	—%
Loans held for sale (3)	54,708	100.00%	54,708	100.00%	—	—%
Loans receivable-related party	5,108	100.00%	4,172	81.68%	(936)	(18.32)%
Total fixed rate	297,561	89.16%	302,006	90.50%	4,445	1.33%
Other (non-interest bearing)
Property available-for-sale	29,581	100.00%	29,581	100.00%	—	—%
Investment in unconsolidated entities	60,540	100.00%	60,540	100.00%	—	—%
Total other	90,121	100.00%	90,121	100.00%	—	—%
Grand total	$2,233,502	92.73%	$2,235,051	92.80%	$1,549	0.06%

(Back to Index)

(Back to Index)

	Amortized cost	Dollar price	Net carrying amount	Dollar price	Net carrying amount less amortized cost	Dollar price(4)
As of December 31, 2013
Floating rate
RMBS, trading	$1,919	20.76%	$451	4.88%	$(1,468)	(15.88)%
CMBS-private placement	27,138	92.39%	16,496	56.16%	(10,642)	(36.23)%
Structured notes, trading	8,057	34.49%	11,107	47.55%	3,050	13.06%
RMBS - available-for-sale	—	—%	—	—%	—	—%
Mezzanine loans (1)	12,455	98.97%	12,455	98.97%	—	—%
Whole loans (1)	745,789	99.56%	736,106	98.27%	(9,683)	(1.29)%
Bank loans (2)	555,173	99.28%	551,782	98.67%	(3,391)	(0.61)%
Loans held for sale (3)	6,850	94.82%	6,850	94.82%	—	—%
ABS Securities	25,406	91.39%	26,656	95.88%	1,250	4.50%
Corporate bonds	2,517	29.32%	2,463	28.69%	(54)	(0.63)%
Total floating rate	1,385,304	96.71%	1,364,366	95.25%	(20,938)	(1.46)%
Fixed rate
CMBS-private placement	158,040	77.87%	164,222	80.91%	6,182	3.04%
CMBS-linked transactions	35,736	106.07%	30,066	89.24%	(5,670)	(16.83)%
B notes (1)	16,205	99.49%	16,031	98.42%	(174)	(1.07)%
Mezzanine loans (1)	51,862	100.06%	51,303	98.98%	(559)	(1.08)%
Residential mortgage loans	1,849	66.27%	1,849	66.27%	—	—%
Loans held for sale (3)	15,066	100.00%	15,066	100.00%	—	—%
Loans receivable-related party	6,966	100.00%	6,966	100.00%	—	—%
Total fixed rate	285,724	86.69%	285,503	86.62%	(221)	(0.07)%
Other (non-interest bearing)
Investment in real estate	29,778	100.00%	29,778	100.00%	—	—%
Property available-for-sale	25,346	100.00%	25,346	100.00%	—	—%
Investment in unconsolidated entities	74,438	100.00%	74,438	100.00%	—	—%
Total other	129,562	100.00%	129,562	100.00%	—	—%
Grand total	$1,800,590	95.19%	$1,779,431	94.07%	$(21,159)	(1.12)%

(1)
Net carrying amount includes allowance for loan losses of $4.0 million at September 30, 2014, allocated as follows: B notes $69,000, mezzanine loans $289,000 and whole loans $3.7 million. Net carrying amount includes allowance for loan losses of $10.4 million at December 31, 2013, allocated as follows: B notes $174,000, mezzanine loans $559,000 and whole loans $9.7 million.

(2)	Net carrying amount includes allowance for loan losses of $464,000 and $3.4 million at September 30, 2014 and December 31, 2013, respectively.

(3)	Loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.

(4)	Differences in percentages are due to rounding.
Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS-private placement portfolio at a net discount.  At September 30, 2014 and December 31, 2013, the remaining discount to be accreted into income over the remaining lives of the securities was $4.4 million and $7.2 million, respectively. At September 30, 2014 and December 31, 2013, the remaining premium to be amortized into income over the remaining lives of the securities was $760,000 and $645,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.
We had no losses included in earnings due to other-than-temporary impairment charges during the three and nine months ended September 30, 2014, respectively. We had $255,000 and $276,000 of losses included in earnings due to the other-than-temporary impairment charges during the three and nine months ended September 30, 2013, respectively, on positions that supported our CMBS investments.

(Back to Index)

(Back to Index)

Securities classified as available-for-sale have increased on a net basis as of September 30, 2014 as compared to December 31, 2013 primarily due to new assets acquired through the consolidation of Moselle CLO. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.
The following table summarizes our CMBS-private placement at fair value (in thousands, except percentages):

	Fair Value at					Fair Value at
	December 31, 2013	Net Purchases	Upgrades/Downgrades	Paydowns	MTM Change Same Ratings	September 30, 2014
Moody's Ratings Category:
Aaa	$49,837	$2,357	$(2,340)	$(25,798)	$2,722	$26,778
Aa1 through Aa3	5,356	—	2,022	(4,467)	2,516	5,427
A1 through A3	14,611	—	(2,022)	(677)	(2,125)	9,787
Baa1 through Baa3	38,711	(8,689)	—	—	(1,890)	28,132
Ba1 through Ba3	13,738	8,864	(4,668)	—	(1,468)	16,466
B1 through B3	13,381	8,936	8,513	—	2,648	33,478
Caa1 through Caa3	14,744	3,678	(4,365)	—	1,186	15,243
Ca through C	8,614	(3,678)	520	(213)	2,280	7,523
Non-Rated	21,726	12,440	2,340	(795)	(3,229)	32,482
Total	$180,718	$23,908	$—	$(31,950)	$2,640	$175,316

S&P Ratings Category:
AAA	$53,239	$314	$—	$(28,113)	$(2,227)	$23,213
A+ through A-	7,999	—	—	—	(114)	7,885
BBB+ through BBB-	14,303	—	4,996	(795)	951	19,455
BB+ through BB-	32,795	5,627	(4,996)	—	(1,034)	32,392
B+ through B-	33,162	10,291	—	—	1,386	44,839
CCC+ through CCC-	12,176	9,989	(901)	—	2,976	24,240
D	1,980	—	901	(213)	(669)	1,999
Non-Rated	25,064	(2,313)	—	(2,829)	1,371	21,293
Total	$180,718	$23,908	$—	$(31,950)	$2,640	$175,316
Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2014
Structured notes, trading	$10,821	$317	$(2,017)	$9,121
RMBS	1,897	—	(1,831)	66
Total	$12,718	$317	$(3,848)	$9,187

As of December 31, 2013
Structured notes, trading	$8,057	$4,050	$(1,000)	$11,107
RMBS	1,919	—	(1,468)	451
Total	$9,976	$4,050	$(2,468)	$11,558
We sold two securities during the nine months ended September 30, 2014, for a realized gain of $2.5 million. We held 19 and eight investment securities, trading as of September 30, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio as follows (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
As of September 30, 2014
Whole loans, floating rate (1) (4) (5)	60	$1,022,971	LIBOR plus 1.75% to LIBOR plus 15.00%	January 2015 to February 2019
B notes, fixed rate	1	16,107	8.68%	April 2016
Mezzanine loans, floating rate	1	12,544	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	54,761	0.50% to 18.71%	September 2016 to September 2021
Total (2)	65	$1,106,383

As of December 31, 2013
Whole loans, floating rate (1) (4)	51	$745,789	LIBOR plus 2.68% to LIBOR plus 12.14%	March 2014 to February 2019
B notes, fixed rate	1	16,205	8.68%	April 2016
Mezzanine loans, floating rate	1	12,455	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	51,862	0.50% to 18.72%	September 2014 to September 2019
Total (2)	56	$826,311

(1)
Whole loans had $68.3 million and $13.7 million in unfunded loan commitments as of September 30, 2014 and December 31, 2013, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $4.0 million and $10.4 million as of September 30, 2014 and December 31, 2013, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	As of September 30, 2014, floating rate whole loans includes $4.0 million and $12.0 million of mezzanine components of two whole loans, which have a fixed rate of 15.0% and 12.0%, respectively.

(5)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that had a fixed rate of 10.0% as of September 30, 2014.

(6)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.48%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

Bank Loans.  At September 30, 2014, our consolidated securitizations, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, and Moselle CLO as well as our subsidiary Northport TRS LLC held a total of $669.9 million of bank loans at fair value.  The bank loans held by the securitizations secure the CDO notes they issued and are not available to satisfy the claims of our creditors.  The bank loans held by Northport TRS, LLC serve to collateralize its senior secured revolving credit agreement. The aggregate fair value of bank loans held increased by $107.0 million over the fair value at December 31, 2013. This increase was primarily due to the acquisition and consolidation of Moselle CLO during the nine months ended September 30, 2014, as well as increased originations and purchase production in our middle market lending platform.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments for the periods indicated (in thousands):

	As of September 30, 2014		As of December 31, 2013
	Amortized cost	Fair Value (1)	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$15,061	$14,995	$10,885	$10,936
Ba1 through Ba3	212,051	208,762	263,589	265,945
B1 through B3	149,168	146,823	216,995	217,517
Caa1 through Caa3	59,980	59,494	24,224	22,702
Ca	80	—	667	332
No rating provided	240,532	239,847	45,663	45,527
Total	$676,872	$669,921	$562,023	$562,959

S&P ratings category:
BBB+ through BBB-	$54,448	$54,263	$46,201	$46,562
BB+ through BB-	217,431	212,256	224,246	224,442
B+ through B-	192,247	191,566	228,707	231,135
CCC+ through CCC-	51,573	51,270	15,059	14,838
CC+ through CC-	599	419	—	—
C+ through C-	—	—	—	—
D	—	—	2,251	723
No rating provided	160,574	160,147	45,559	45,259
Total	$676,872	$669,921	$562,023	$562,959

Weighted average rating factor	2,331		1,901

(1)     The bank loan portfolio's fair value is determined using dealer quotes.

The following table provides information as to the lien position and status of the bank loans, which we consolidate:

	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	Northport LLC (1)	Moselle	Total
September 30, 2014
Loans held for investment:
First lien loans	$9,895	$87,107	$270,598	$—	$101,021	$80,721	$549,342
Second lien loans	—	—	3,604	—	83,614	2,201	$89,419
Third lien loans	—	—	—	—	—	—	$—
Defaulted first lien loans	—	—	—	—	—	—	$—
Defaulted second lien loans	—	972	379	—	—	86	$1,437
Total	9,895	88,079	274,581	—	184,635	83,008	640,198
First lien loans held for sale at fair value	35,738	365	571	—	—	—	$36,674
Total	$45,633	$88,444	$275,152	$—	$184,635	$83,008	$676,872

December 31, 2013
Loans held for investment:
First lien loans	$79,483	$126,890	$296,368	$72	$31,974	$—	$534,787
Second lien loans	—	—	1,139	—	7,805	—	$8,944
Third lien loans	3,020	2,475	2,463	—	—	—	$7,958
Defaulted first lien loans	1,206	1,124	486	—	—	—	$2,816
Defaulted second lien loans	334	334	—	—	—	—	$668
Total	84,043	130,823	300,456	72	39,779	—	555,173
First lien loans held for sale at fair value	537	651	1,189	—	4,473	—	$6,850
Total	$84,580	$131,474	$301,645	$72	$44,252	$—	$562,023

(Back to Index)

(Back to Index)

(1)
In September 2014 Resource TRS LLC and RCC Commercial combined to form Northport LLC. At December 31, 2013 Resource TRS LLC and RCC Commercial held a total of $34.0 million and $10.3 million of bank loans, respectively at amortized cost.

Asset-backed securities.  At September 30, 2014, we held a total of $28.8 million of ABS at fair value through Apidos CDO I, Apidos CDO III, Apidos Cinco CDO and Moselle CLO, all of which secure the debt issued by these entities.  At December 31, 2013, we held a total of $26.7 million of ABS at fair value through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secured the debt issued by these entities.  The increase in total ABS was due to the acquisition and consolidation of Moselle CLO that occurred during the three and nine months ended September 30, 2014.
The following table summarizes our ABS at fair value (in thousands):

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$7,618	$8,211	$4,650	$5,058
Aa1 through Aa3	1,993	2,127	8,097	7,469
A1 through A3	4,493	4,820	1,263	3,801
Baa1 through Baa3	3,009	3,009	2,737	2,736
Ba1 through Ba3	10,851	10,665	8,021	6,981
B1 through B3	—	—	638	611
Total	$27,964	$28,832	$25,406	$26,656

S&P ratings category:
AAA	$980	$994	$—	$—
AA+ through AA-	10,309	11,258	8,030	7,259
A+ through A-	—	—	5,107	8,094
BBB+ through BBB-	6,844	6,844	—	—
BB+ through BB-	8,189	8,049	4,868	4,019
B+ through B-	738	691	1,577	1,578
No rating provided	904	996	5,824	5,706
Total	$27,964	$28,832	$25,406	$26,656

Weighted average rating factor	571		416
Corporate bonds. At September 30, 2014, our consolidated securitization, Apidos Cinco CDO, held a total of $2.4 million of corporate bonds at fair value, which secure the debt issued by this entity.  These investments are held at fair value with any unrealized gain or loss reported in the equity section of the balance sheet. The aggregate fair value of corporate bonds held decreased by $62,000 over those held at December 31, 2013. The decrease was primarily due to the sale of three corporate bonds during the nine months ended September 30, 2014.
The following table summarizes our corporate bonds at fair value (in thousands):

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Ca	$1,463	$1,439	$—	$—
Caa1 through Caa3	950	962	1,582	1,598
No rating provided	—	—	935	865
Total	$2,413	$2,401	$2,517	$2,463

S&P ratings category:
B+ through B-	$868	$870	$869	$873
CCC+ through CCC-	1,545	1,531	1,648	1,590
D	—	—	—	—
Total	$2,413	$2,401	$2,517	$2,463
Weighted average rating factor	4,770		6,500

(Back to Index)

(Back to Index)

Investment in Unconsolidated Entities. The following table shows our investments in unconsolidated entities as of September 30, 2014 and December 31, 2013, and equity in net earnings (losses) of unconsolidated entities for the three and nine months ended September 30, 2014 and three and nine months ended September 30, 2013 (in thousands):

				Equity in Net Earnings (Losses) of Unconsolidated Subsidiaries
		Balance as of	Balance as of	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	Ownership %	September 30, 2014	December 31, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Varde Investment Partners, L.P	7.5%	$654	$674	$—	$6	$(19)	$49
RRE VIP Borrower, LLC	3% to 5%	—	—	770	(521)	2,506	(735)
Investment in LCC Preferred Stock	28.3%	40,157	41,016	13	(346)	(859)	(378)
Investment in CVC Global Credit Opportunities Fund	29.57%	18,181	16,177	47	433	2,004	526
Investment in Life Care Funding (1)	50.2%	—	1,530	—	(107)	(75)	(350)
Investment in School Lane House (4)		—	975	57	—	1,106	—
Subtotal		58,992	60,372	887	(535)	4,663	(888)
Investment in RCT I and II (2)	3%	1,548	1,548	601	604	1,785	1,800
Investment in Preferred Equity (3)		—	7,149	—	332	410	821
Total		$60,540	$69,069	$1,488	$401	$6,858	$1,733

(1)	We began consolidating this investment during the first quarter of 2014. Ownership % represents ownership after consolidation.

(2)	For the three and nine months ended September 30, 2014 and 2013, these amounts are recorded in interest expense on our consolidated statements of income.

(3)	For the three and nine months ended September 30, 2014 and 2013, these amounts are recorded in interest income on loans on our consolidated statements of income.
(4) Investment in School Lane House and preferred equity were sold as of September 30, 2014.
In January 2013, Long Term Care Conversion, Inc., a wholly-owned subsidiary, invested $2.0 million into Life Care Funding, or LCF, for the purpose of originating and acquiring life settlement contracts. In February 2014, we invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the allowance for loan losses and recorded investments in loans as of the dates indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of September 30, 2014
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$13,807
Provision (recovery) for loan losses	(3,708)	1,033	—	936	(1,739)
Loans charged-off	(2,665)	(3,960)	—	—	(6,625)
Allowance for losses at September 30, 2014	$4,043	$464	$—	$936	$5,443
Ending balance:
Individually evaluated for impairment	$—	$464	$—	$936	$1,400
Collectively evaluated for impairment	$4,043	$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$165,960	$2,340	$—	$5,108	$173,408
Collectively evaluated for impairment (1)	$940,423	$637,772	$2,825	$—	$1,581,020
Loans acquired with deteriorated credit quality	$—	$86	$—	$—	$86

As of December 31, 2013
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$—	$17,691
Provision for loan losses	2,686	334	—	—	3,020
Loans charged-off	(256)	(6,648)	—	—	(6,904)
Allowance for losses at December 31, 2013	$10,416	$3,391	$—	$—	$13,807
Ending balance:
Individually evaluated for impairment	$4,572	$2,621	$—	$—	$7,193
Collectively evaluated for impairment	$5,844	$770	$—	$—	$6,614
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance: (2)
Individually evaluated for impairment	$194,403	$3,554	$—	$6,966	$204,923
Collectively evaluated for impairment	$631,908	$558,469	$16,915	$—	$1,207,292
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

(1)	Loan ending balance contains $83.0 million of loan value for which the fair value option has been elected. As such, no allowance for loan losses has been recognized for these loans.

(2)	Loan balances as of December 31, 2013 include loans held for sale.
Credit quality indicators
Bank Loans
We use a risk grading matrix to assign grades to bank loans.  We grade loans at inception and continually update the assigned grades as we receive new information.  We grade loans on a scale of 1-5 with 1 representing our highest rating and 5 representing our lowest rating.  We consider such factors as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies, and industry dynamics.

(Back to Index)

(Back to Index)

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2014
Bank loans	$632,588	$—	$6,173	$—	$1,437	$36,674	$676,872

December 31, 2013
Bank loans	$488,004	$42,476	$18,806	$2,333	$3,554	$6,850	$562,023
All of our bank loans were performing with the exception of two loans with an amortized cost of $1.4 million as of September 30, 2014. Due to the consolidation of Moselle CLO in February 2014, we acquired four loans with deteriorated credit quality with an amortized cost of $86,000 as of September 30, 2014. As of December 31, 2013, all of our bank loans were performing with the exception of three loans with an amortized cost of $3.6 million, one of which defaulted as of 2012, one of which defaulted as of March 31, 2013 and one of which defaulted as of June 30, 2013.
Commercial Real Estate Loans
We use a risk grading matrix to assign grades to commercial real estate loans.  We grade loans at inception and continually update the assigned grades as we receive new information.  We grade loans on a scale of 1-4 with 1 representing our highest rating and 4 representing our lowest rating.  We designate loans that are sold after the period end at the lower of fair market value or cost, net of any allowances and costs associated with the loan sales. In addition to the underlying performance of the loan collateral, we consider such factors as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading our commercial real estate loans.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of September 30, 2014
Whole loans	$990,471	$32,500	$—	$—	$—	$1,022,971
B notes	16,107	—	—	—	—	16,107
Mezzanine loans	45,447	21,858	—	—	—	67,305
	$1,052,025	$54,358	$—	$—	$—	$1,106,383

December 31, 2013
Whole loans	$680,718	$32,500	$32,571	$—	$—	$745,789
B notes	16,205	—	—	—	—	16,205
Mezzanine loans	51,862	12,455	—	—	—	64,317
	$748,785	$44,955	$32,571	$—	$—	$826,311
All of our commercial real estate loans were current as of September 30, 2014 and December 31, 2013.
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
Loans Receivable - Related Party
We recorded a $936,000 allowance for loan loss on a related party loan due to a default on two individually significant credits in the fund that caused an unplanned cash flow deficiency.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of September 30, 2014
Whole loans	$—	$—	$—	$—	$1,022,971	$1,022,971	$—
B notes	—	—	—	—	16,107	16,107	—
Mezzanine loans	—	—	—	—	67,305	67,305	—
Bank loans (1) (2)	774	—	1,652	2,426	674,446	676,872	—
Residential mortgage loans (3)	—	251	117	368	57,165	57,533	—
Loans receivable-related party	—	—	—	—	5,108	5,108	—
Total loans	$774	$251	$1,769	$2,794	$1,843,102	$1,845,896	$—

As of December 31, 2013
Whole loans	$—	$—	$—	$—	$745,789	$745,789	$—
B notes	—	—	—	—	16,205	16,205	—
Mezzanine loans	—	—	—	—	64,317	64,317	—
Bank loans (2)	—	—	3,554	3,554	558,469	562,023	—
Residential mortgage loans (3)	234	91	268	593	16,322	16,915	—
Loans receivable-related party	—	—	—	—	6,966	6,966	—
Total loans	$234	$91	$3,822	$4,147	$1,408,068	$1,412,215	$—

(1)	Contains loans for which the fair value method was elected with an unpaid principal balance of $4.5 million with a fair value of $86,000 at September 30, 2014.

(2)	Contains $36.7 million and $6.9 million of bank loans held for sale at September 30, 2014 and December 31, 2013, respectively.

(3)	Contains $54.7 million and $15.1 million of residential mortgage loans held for sale at September 30, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of September 30, 2014
Loans without a specific valuation allowance:
Whole loans	$127,888	$127,888	$—	$126,591	$11,882
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$2,543
Bank loans	$86	$86	$—	$86	$—
Residential mortgage loans	$2,825	$2,825	$—	$2,825	$107
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$2,340	$2,340	$(464)	$287	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$3,929	$3,929	$(936)	$4,831	$221
Total:
Whole loans	$127,888	$127,888	$—	$126,591	$11,882
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	2,543
Bank loans	2,426	2,426	(464)	373	—
Residential mortgage loans	2,825	2,825	—	2,825	107
Loans receivable - related party	3,929	3,929	(936)	4,831	221
	$175,140	$175,140	$(1,400)	$172,692	$14,753

As of December 31, 2013
Loans without a specific valuation allowance:
Whole loans	$130,759	$130,759	$—	$123,495	$8,439
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,615
Bank loans	$—	$—	$—	$—	$—
Residential mortgage loans	$315	$268	$—	$—	$—
Loans receivable - related party	$5,733	$5,733	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,572	$25,572	$(4,572)	$24,748	$1,622
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,554	$3,554	$(2,621)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$156,331	$156,331	$(4,572)	$148,243	$10,061
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,615
Bank loans	3,554	3,554	(2,621)	—	—
Residential mortgage loans	315	268	—	—	—
Loans receivable - related party	5,733	5,733	—	—	—
	$204,005	$203,958	$(7,193)	$186,315	$11,676

(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended September 30, 2014
Whole loans	2	$16,039	$16,039
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$54,111	$54,111

Three Months Ended September 30, 2013
Whole loans	2	$48,374	$52,716
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Lease receivables	—	—	—
Loans receivable - related party	—	—	—
Total loans	2	$48,374	$52,716

Nine Months Ended September 30, 2014
Whole loans	2	$16,039	$16,039
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$54,111	$54,111

Nine Months Ended September 30, 2013
Whole loans	4	$104,702	$109,044
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Lease receivables	—	—	—
Loans receivable - related party	1	6,592	6,592
Total loans	5	$111,294	$115,636
As of September 30, 2014 and 2013, there were no troubled-debt restructurings that subsequently defaulted.
Investments in Real Estate
The table below summarizes our investments in real estate (in thousands, except number of properties):

	December 31, 2013
	Book Value	Number of Properties
Multi-family property	$22,107	1
Office property	10,273	1
Subtotal	32,380
Less: Accumulated depreciation	(2,602)
Investments in real estate	$29,778

(Back to Index)

(Back to Index)

During the three and nine months ended September 30, 2014, we made no acquisitions. We had two assets classified as property available-for-sale on the consolidated balance sheets at September 30, 2014. We confirmed the intent and ability to sell our office property and multi-family property in their present condition during the three and nine months ended September 30, 2014. These properties qualified for held for sale accounting treatment upon meeting all applicable criteria on or prior to September 30, 2014, at which time we ceased recording depreciation and amortization with respect to them. As such, the assets associated with the office property and multi-family property, with a carrying value of $9.6 million and $19.8 million respectively, are separately classified and included in property available-for-sale on our consolidated balance sheets at September 30, 2014. However, the anticipated sale of these properties did not qualify for discontinued operations and, therefore, the operations for all periods presented continue to be classified within continuing operations on our consolidated statements of income. We expect the sale of both properties to close by the end of the year. Pre-tax earnings recorded on the office property for the three and nine months ended September 30, 2014 were net income of $48,000 and $23,000, respectively, and net losses of $72,000 and $225,000 for the three and nine months ended September 30, 2013, respectively. Pre-tax earnings recorded on the multi-family property for the three and nine months ended September 30, 2014 was net income of $119,000 and a net loss of $4,000, respectively, and a net loss of $93,000 and net income of $13,000 for the three and nine months ended September 30, 2013, respectively. Our hotel property was sold in April 2014 for a gain of $3.0 million and is recorded in (loss) gain on sale of real estate on our consolidated statements of income.
During the year ended December 31, 2013, we made no acquisitions and sold one of our multi-family properties for a gain of $16.6 million, which was recorded in (loss) gain on sale of real estate on our consolidated statements of income.
Repurchase and Credit Facilities
Borrowings under our repurchase agreement facilities were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our borrowings as of the periods indicated (dollars in thousands):

	As of September 30, 2014				As of December 31, 2013
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$21,559	$26,540	30	1.43%	$47,601	$56,949	44	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	47,704	71,822	4	2.21%	30,003	48,186	3	2.67%
Deutsche Bank AG (3)	7,576	11,311	1	3.03%	(300)	—	—	—%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	25,575	29,529	8	1.47%	—	—	—	—%

RMBS Term Repurchase Facility
Wells Fargo Bank (4)	22,705	28,533	6	1.15%	—	—	—	—%

Residential Mortgage Financing Agreements
New Century Bank	16,526	17,831	94	3.45%	11,916	13,089	74	4.17%
ViewPoint Bank, NA	4,395	6,079	22	2.78%	2,711	3,398	17	4.58%
Totals	$146,040	$191,645			$91,931	$121,622

(1)	The Wells Fargo CMBS term facility borrowing includes zero and $12,000 of deferred debt issuance costs as of September 30, 2014 and December 31, 2013, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $260,000 and $732,000 of deferred debt issuance costs as of September 30, 2014 and December 31, 2013, respectively.

(Back to Index)

(Back to Index)

(3)	The Deutsche Bank term repurchase facility includes $395,000 and $300,000 of deferred debt issuance costs as of September 30, 2014 and December 31, 2013, respectively.

(4)	The Wells Fargo RMBS term repurchase facility includes $28,000 of deferred debt costs as of June 30, 2014.
The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on our consolidated balance sheets.

	As of September 30, 2014				As of December 31, 2013
	Borrowings Under Linked Transactions	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$5,153	$6,736	7	1.66%	$6,506	$8,345	7	1.65%

CRE Term Repurchase Facilities
Wells Fargo Bank	—	—	—	—%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	—	—%	17,020	24,814	4	0.99%
Wells Fargo Securities, LLC	4,146	6,262	2	1.37%	21,969	30,803	9	1.19%
Deutsche Bank Securities, LLC	20,437	30,869	9	1.46%	18,599	29,861	9	1.43%

Totals	$29,736	$43,867			$64,094	$93,823
Restricted Cash
At September 30, 2014, we had restricted cash of $83.6 million, which consisted of $80.6 million of restricted cash held by our ten securitizations, $907,000 held in a margin account related to our swap portfolio, $814,000 held in restricted accounts at our investment properties and $1.2 million held primarily in a pledged account at our subsidiary, PCM.  At December 31, 2013, we had restricted cash of $63.3 million, which consisted of $61.4 million of restricted cash on our eight securitizations, $771,000 held in a margin account related to our swap portfolio, $847,000 held in restricted accounts at our investment properties and $318,000 held primarily in a pledged account at our subsidiary, PCM.  The increase of $20.3 million is primarily related to new loan settlements in our CDOs, which were a result of the use of restricted cash available for reinvestment prior to the expiration of the reinvestment period.
Interest Receivable
At September 30, 2014, we had interest receivable of $14.8 million, which consisted of $14.8 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  At December 31, 2013, we had interest receivable of $9.0 million, which consisted of $9.0 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  The increase resulted primarily from an increase in interest receivable on mezzanine loans of $2.9 million, an increase in interest receivable on structured notes of $2.4 million, partially offset by a decrease in interest receivable on CMBS of $151,000, and a decrease in interest receivables on bank loans of $225,000.

(Back to Index)

(Back to Index)

Prepaid Expenses
The following table summarizes our prepaid expenses as the periods indicated (in thousands):

	September 30, 2014	December 31, 2013
Prepaid taxes	$2,792	$2,004
Prepaid insurance	465	281
Other prepaid expenses	1,271	586
Total	$4,528	$2,871
Prepaid expenses increased $1.7 million to $4.5 million as of September 30, 2014 from $2.9 million as of December 31, 2013. The increase resulted primarily from an increase of $788,000 in prepaid taxes and an increase of $685,000 in other prepaid expenses as a result of the timing of the due dates and payments.

Other Assets
The following table summarizes our other assets as of the periods indicated (in thousands):

	September 30, 2014	December 31, 2013
Management fees receivable	$1,199	$970
Other receivables	1,774	858
Preferred stock proceeds receivable	966	207
Fixed assets - non-real estate	1,463	1,069
Investment in life settlement contracts	2,296	1,107
Other assets	12,377	6,515
Total	$20,075	$10,726
Other assets increased $9.3 million to $20.1 million as of September 30, 2014 from $10.7 million as of December 31, 2013.  This increase resulted primarily from an increase of $5.9 million from our acquisition of PCM and $1.2 million in life settlement contracts due to our investment in LCF.

Hedging Instruments
The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of income for the years presented:
Fair Value of Derivative Instruments as of September 30, 2014
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$49,594	Derivatives, at fair value	$1,136
Forward contracts - residential mortgage lending	$31,000	Derivatives, at fair value	$17
Forward contracts - foreign currency	$41,190	Derivatives, at fair value	$2,192
Total return swap	$201,887	Derivatives, at fair value	$18,273
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$124,739	Derivatives, at fair value	$8,235
Interest rate lock agreements	$10,295	Derivatives, at fair value	$116
Forward contracts - residential mortgage lending	$70,500	Derivatives, at fair value	$271
Forward contracts - foreign currency	$—	Derivatives, at fair value	$—
Forward contracts - TBA securities	$190,000	Derivatives, at fair value	$208

Interest rate swap contracts	$124,739	Accumulated other comprehensive loss	$8,235

(Back to Index)

(Back to Index)

Fair Value of Derivative Instruments as of December 31, 2013
(in thousands)

Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$—	Derivatives, at fair value	$—
Forward contracts - residential mortgage lending	$—	Derivatives, at fair value	$—
Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$129,497	Derivatives, at fair value	$10,586
Interest rate lock agreements	$—	Derivatives, at fair value	$—
Forward contracts - residential mortgage lending	$—	Derivatives, at fair value	$—

Interest rate swap contracts	$129,497	Accumulated other comprehensive loss	$10,586

The Effect of Derivative Instruments on the Statements of Income for the
Nine Months Ended September 30, 2014
(in thousands)

	Derivatives
	Notional Amount	Statement of Income Location	Unrealized Gains (Loss) (1)
Interest rate swap contracts	$124,739	Interest expense	$4,917
Interest rate lock agreements	$59,889	Net realized gain on sales of investment securities available-for-sale and loans	$733
Forward contracts - residential mortgage lending	$101,500	Net realized gain on sales of investment securities available-for-sale and loans	$(254)
Forward contracts - foreign currency	$41,190	Net realized gain on sales of investment securities available-for-sale and loans	$2,192
Total return swap	$201,887	Net realized gain on sales of investment securities available-for-sale and loans	$960
Forward contracts - TBA securities	$190,000	Net realized and unrealized gain/(loss) on investment securities available-for-sale and loans	$(280)

The Effect of Derivative Instruments on the Statements of Income for the
Nine Months Ended September 30, 2013
(in thousands)

Derivatives
	Notional Amount	Statement of Income Location	Unrealized Gains (Loss) (1)
Interest rate swap contracts	130,785	Interest expense	$5,118
Interest rate lock agreements	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—
Forward contracts - residential mortgage lending	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—
Forward contracts - foreign currency	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—
Total return swap	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—

Negative values indicate a

(Back to Index)

(Back to Index)

Fair Value of Derivative Instruments as of September 30, 2014
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$49,594	Derivatives, at fair value	$1,136
Forward contracts - residential mortgage lending	$31,000	Derivatives, at fair value	$17

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$124,739	Derivatives, at fair value	$8,235
Interest rate lock agreements	$10,295	Derivatives, at fair value	$116
Forward contracts - residential mortgage lending	$70,500	Derivatives, at fair value	$271

Interest rate swap contracts	$124,739	Accumulated other comprehensive loss	$8,235

The Effect of Derivative Instruments on the Statements of Income for the
Nine Months Ended September 30, 2014
(in thousands)

	Derivatives
	Notional Amount	Statement of Income Location	Unrealized Loss (1)
Interest rate swap contracts	$124,739	Interest expense	$4,917
Interest rate lock agreements	$59,889	Net realized gain on sales of investment securities available-for-sale and loans	$733
Forward contracts - residential mortgage lending	$101,500	Net realized gain on sales of investment securities available-for-sale and loans	$(254)

(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of income line items.

(Back to Index)

(Back to Index)

With interest rates at historically low levels and the forward curve projecting steadily increasing rates as well as the scheduled maturity of two hedges and continued amortization of our swaps during 2014, we expect that the fair value of our interest rate swap hedges will modestly improve in 2014.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at September 30, 2014 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	$28,629	4.13%	01/10/08	05/25/16	$(1,044)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(134)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(218)
Interest rate swap	1 month LIBOR	78,679	5.58%	06/26/07	04/25/17	(5,896)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(163)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(362)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(359)
Total CRE Swaps		120,468				(8,176)

CMBS Swaps
Interest rate swap	1 month LIBOR	2,223	1.93%	02/14/2011	05/01/2015	(23)
Interest rate swap	1 month LIBOR	382	1.30%	07/19/2011	03/18/2016	(4)
Interest rate swap	1 month LIBOR	1,666	1.95%	04/11/2011	03/18/2016	(32)
Total CMBS Swaps		4,271				(59)

Total Interest Rate Swaps		$124,739	5.12%			$(8,235)
Repurchase and Credit Facilities
Borrowings under our repurchase agreement facilities were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our borrowings as of the periods indicated (dollars in thousands):

	As of September 30, 2014				As of December 31, 2013
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$21,559	$26,540	30	1.43%	$47,601	$56,949	44	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	47,704	71,822	4	2.21%	30,003	48,186	3	2.67%
Deutsche Bank AG (3)	7,576	11,311	1	3.03%	(300)	—	—	—%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	25,575	29,529	8	1.47%	—	—	—	—%
Wells Fargo Securities, LLC	11,058	17,695	1	1.66%	—	—	—	—%

RMBS Term Repurchase Facility
Wells Fargo Bank (4)	22,705	28,533	6	1.15%	—	—	—	—%

Residential Mortgage Financing Agreements
New Century Bank	16,526	17,831	94	3.45%	11,916	13,089	74	4.17%
ViewPoint Bank, NA	4,395	6,079	22	2.78%	2,711	3,398	17	4.58%
Wells Fargo Bank	27,963	44,508	65	3.75%	—	—	—	—%
Totals	$185,061	$253,848			$91,931	$121,622

(Back to Index)

(Back to Index)

(1)	The Wells Fargo CMBS term facility borrowing includes zero and $12,000 of deferred debt issuance costs as of September 30, 2014 and December 31, 2013, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $260,000 and $732,000 of deferred debt issuance costs as of September 30, 2014 and December 31, 2013, respectively.

(3)	The Deutsche Bank term repurchase facility includes $395,000 and $300,000 of deferred debt issuance costs as of September 30, 2014 and December 31, 2013, respectively.

(4)	The Wells Fargo RMBS term repurchase facility includes $55,000 of deferred debt costs as of September 30, 2014.
The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on our consolidated balance sheets.

	As of September 30, 2014				As of December 31, 2013
	Borrowings Under Linked Transactions	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$5,153	$6,736	7	1.66%	$6,506	$8,345	7	1.65%

CRE Term Repurchase Facilities
Wells Fargo Bank	—	—	—	—%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	—	—%	17,020	24,814	4	0.99%
Wells Fargo Securities, LLC	4,146	6,262	2	1.37%	21,969	30,803	9	1.19%
Deutsche Bank Securities, LLC	20,437	30,869	9	1.46%	18,599	29,861	9	1.43%

Totals	$29,736	$43,867			$64,094	$93,823
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
CRE – Term Repurchase Facilities
On February 27, 2012, RCC Real Estate entered into a master repurchase and securities agreement with Wells Fargo to finance the origination of commercial real estate loans.  The facility had a maximum amount of $250.0 million with a maturity of February 27, 2015 at September 30, 2014. On October 31, 2014, we agreed to a modification of the terms of the Wells CRE repurchase facility agreement. The modification increases the facility maximum by $150.0 million to $400.0 million and extends the facility's maturity date to August 27, 2016 with two optional one-year extensions. The modification has also increased the facility's maximum single asset concentration limit, reduced the minimum portfolio debt yield tests requirement, and reduced pricing spreads on select portfolio assets. We paid a structuring fee of $1.6 million upon the closing of the modification.
On July 19, 2013, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 5 LLC, entered into a master repurchase and securities agreement with Deutsche Bank AG, Cayman Islands Branch to finance the origination of commercial real estate loans. The facility has a maximum amount of $200.0 million and an initial 12 month term that ended on July 19, 2014. We paid an extension fee 0.25% of maximum facility amount and exercised the first of our two one-year extension options at SPE

(Back to Index)

(Back to Index)

5's discretion. The facility's current termination date is July 19, 2015. We guaranteed RCC Real Estate SPE 5's performance of its obligations under the facility.

Residential Mortgage Financing Agreements
On February 17, 2011, PCM entered into a master repurchase agreement with New Century Bank d/b/a Customer's Bank to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $30.0 million with a termination date of August 30, 2015, which was extended from the original terms over the course of seven amendments.
PCM has a loan participation agreement with ViewPoint Bank, NA to finance the acquisition of residential mortgage loans. At June 30, 2014, PCM received a waiver from ViewPoint Bank on a covenant related to their loan participation agreement due to an event of default that requires PCM to maintain consolidated net income of at least one dollar for the preceding twelve month period, and not allow PCM's consolidated net income to be a negative number for three consecutive months. The waiver removed all existing defaults and waived the net income covenant requirement until September 30, 2014. PCM is in compliance with all financial covenants under the agreement as of September 30, 2014.
In July 2014, PCM entered into a master repurchase agreement with Wells Fargo Bank, NA, to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $75.0 million and a termination date of July 2, 2015. The facility bears interest at one month LIBOR plus 3.00%.
At September 30, 2014, PCM received a waiver from Wells Fargo Bank, NA on covenants that requires PCM to maintain a combined loan-to-value ratio of at least 75% and a minimum adjusted tangible net worth of $30 million.The waiver removed all existing defaults and waived the required covenants as of September 30, 2014. PCM is in compliance with all other covenants under the agreement as of September 30, 2014.

Securitizations
As of September 30, 2014, we had executed eight and retained equity in seven securitizations. Pertinent information about our securitizations that occurred during the first three quarters of 2014 is as follows:

•
In February 2014, we acquired the rights to manage the assets held by Moselle CLO S.A. We purchased 100% of the Class 1 Subordinated notes and 67.9% of the Class 2 Subordinated notes. All of the notes issued mature on January 6, 2020. We have the right to call the notes anytime after January 6, 2010 until maturity. The weighted average interest rate on all notes was 1.19% at September 30, 2014. The reinvestment period for Moselle CLO S.A. ended in January 2012.

•
In July 2014, we closed RCC CRE 2014, a $353.9 million CRE securitization transaction that provided financing for transitional CRE loans. The investments held by RCC CRE 2014 collateralized $235.3 million of senior notes issued by the securitization, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the Class C senior notes for $17.7 million at closing. Additionally, RREF 2014-CRE2 Investor, LLC, an subsidiary of RCC Real Estate, purchased as $100.9 million equity interest representing 100% of the outstanding preference shares. At September 30, 2014, the notes issued to outside investors had a weighted average borrowing rate of 1.44%. There is no reinvestment period for RCC CRE 2014, which will result in the sequential paydown of notes as the underlying collateral matures and pays down. As of September 30, 2014, none of the securitization's notes have been paid down.

Senior Secured Revolving Credit Facility
In September 2014, we closed a $110.0 million syndicated senior secured revolving credit facility through Northport TRS, LLC ("Northport LLC"). On September 30, 2014, the accordion feature of the facility was exercised and an additional $15.0 million was secured through the addition of Customer's Bank to the syndicate, bringing the effective commitment to $125.0 million. The facility bears interest at optional rates as either the Prime Rate or LIBOR or the Federal Funds rate as base rates, plus a spread and applicable margin of either 1.50% or 2.50%. We guaranteed Northport LLC's performance of its obligations under this agreement.

(Back to Index)

(Back to Index)

Equity
Total equity at September 30, 2014 was $943.9 million and gave effect to $8.6 million of unrealized losses on our cash flow hedges and $12.5 million of unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Equity at December 31, 2013 was $773.9 million and gave the effect to $11.2 million of unrealized losses on cash flow hedges and $3.1 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The increase in equity during the nine months ended September 30, 2014 was principally due to the proceeds from the initial issuance of Series C 8.625% Preferred Stock, proceeds from sales of our common stock through our DRIP, as well as sales of Series A 8.50% Preferred Stock and Series B 8.25% Preferred Stock through our at-the market program.
Funds from Operations
We evaluate our performance based on several performance measures, including funds from operations, or FFO, and adjusted funds from operations ("AFFO") in addition to net income.  We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts as net income (computed in accordance with GAAP), excluding gains or losses on the sale of depreciable real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/uncombined partnerships and joint ventures.
AFFO is a computation made by analysts and investors to measure a real estate company’s operating performance.  We calculate AFFO by adding or subtracting from FFO the impact of non-cash accounting items as well as the effects of items that we deem to be non-recurring in nature.  We deem transactions to be non-recurring if a similar transaction has not occurred in the past two years, and if we do not expect a similar transaction to occur in the next two years.  We adjust for these non-cash and non-recurring items to analyze our ability to produce cash flow from on-going operations, which we use to pay dividends to our shareholders. Non-cash adjustments to FFO include the following:  impairment losses resulting from fair value adjustments on financial instruments; provisions for loan losses; equity investment gains and losses; straight-line rental effects; share based compensation expense; amortization of various deferred items and intangible assets; gains on sales of property that are wholly owned or owned through a joint venture; the cash impact of capital expenditures that are related to our real estate owned; and REIT tax planning adjustments, which primarily relate to accruals for owned properties for which we made a foreclosure election and adjustments to tax estimates with respect to the final resolution of foreclosed property when it is listed for sale. In addition, we calculate AFFO by adding and subtracting from FFO the realized cash impacts of the following: extinguishment of debt, reissuances of debt, sales of property and capital expenditures.
Management believes that FFO and AFFO are appropriate measures of our operating performance in that they are frequently used by analysts, investors and other parties in the evaluation of REITs.  Management uses FFO and AFFO as measures of its operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash items, such as real estate depreciation, share-based compensation and various other items required by GAAP, and capital expenditures, that may not necessarily be indicative of current operating performance and that may not accurately compare the Company's operating performance between periods.
While our calculations of AFFO may differ from the methodology used for calculating AFFO by other REITs and our AFFO may not be comparable to AFFO reported by other REITs, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare its performance with some other REITs.  Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP.  Furthermore, FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties.  Neither FFO nor AFFO should be considered as an alternative to GAAP net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of its liquidity.

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income to FFO and AFFO for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income allocable to common shares - GAAP	$7,328	$22,121	$37,121	$40,180
Adjustments:
Real estate depreciation and amortization	—	477	506	1,741
Gains on sale of property (1)	(701)	(14,277)	(5,479)	(14,255)
Gains on sale of preferred equity	(58)	—	(1,107)	—
FFO	6,569	8,321	31,041	27,666
Adjustments:
Non-cash items:
Provision (recovery) for loan losses	528	(405)	1,091	(2,139)
Amortization of deferred costs (non real estate) and intangible assets	3,070	1,439	7,256	4,909
Equity investment (gains) losses	(13)	347	1,547	378
Share-based compensation	798	2,120	4,497	7,866
Impairment losses	—	255	—	811
Unrealized losses (gains) on CMBS marks - linked transactions	211	(561)	(1,991)	5,823
Unrealized (gains) losses on trading portfolio	(214)	—	1,257	—
Straight-line rental adjustments	—	(9)	2	6
Loss on resale of debt	1,867	—	2,469	—
Add-back interest related to Whitney note discount amortization	—	2,549	—	2,549
MTM adjustments on consolidated European CLO	1,943	—	1,797	—
Unrealized loss on forward exchange transactions, net	744	—	744	—
Unrealized loss on forward commitments	208	—	208	—
Unrealized loss on life settlement contracts	171	—	171	—
PCM expenses	—	—	300	—
REIT tax planning adjustments	293	721	1,420	3,079
Cash items:
Gains on sale of property (1)	701	14,277	5,479	14,255
Gains on sale of preferred equity	58	—	1,107	—
Gains on the resale of debt	7,333	1,949	14,932	7,250
Capital expenditures	—	(188)	(38)	(1,010)
AFFO	$24,267	$30,815	$73,289	$71,443

Weighted average shares – diluted	131,227,759	126,072,682	128,705,916	117,973,978

AFFO per share – diluted	$0.18	$0.24	$0.57	$0.61

(1)	Amount represents gains/losses on sales of owned real estate as well as sales of joint venture real estate interests that were recorded by us on an equity basis.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
For the nine months ended September 30, 2014, our principal sources of liquidity were net proceeds from the June offering of our 8.625% Series C Preferred Stock of $116.2 million, $35.9 million from the sale of our 8.25% Series B Preferred Stock and 8.50% Series A Preferred Stock through our ATM program, funds available in existing CDO financings of $83.6 million and cash flow from operations. For the nine months ended September 30, 2014, we also received $25.4 million of sale proceeds from our common stock DRIP, all of which are included in our $163.3 million of unrestricted cash at September 30, 2014.  In addition, we had capital available through a CMBS term facility to help finance the purchase of CMBS securities of $73.3 million and two CRE term facilities for the origination of commercial real estate loans of $202.1 million and $192.0 million.  As of December 31, 2013, our principal sources of current liquidity were proceeds from the sale of common stock through our DRIP, and proceeds from sales of our 8.5% Series A Preferred Stock and 8.25% Series B Preferred Stock through our ATM program, funds available in existing CDO financings of $78.5 million and cash flow from operations.  For the year ended December 31, 2013, we received $73.0 million of DRIP proceeds and $43.1 million of preferred stock sales proceeds, the remainder of which are included in our $85.3 million of unrestricted cash at December 31, 2013.  In addition, as of September 30, 2014, we had capital available through two CRE term facilities to help finance the purchase of CMBS securities and the origination of commercial real estate loans of $45.3 million and $90.9 million, respectively.
In October 2013, we closed and issued $115.0 million aggregate principal amount of our 6.0% Convertible Senior Notes due 2018. We received net proceeds of approximately $111.1 million after payment of underwriting discounts and commissions and other offering expenses, all of which is included in our $163.3 million of unrestricted cash at September 30, 2014.
Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including our management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.  Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through September 30, 2014, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.
The following table sets forth the distributions made and coverage test summaries for each of our securitizations for the periods presented (in thousands):

Name	Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
	Nine Months Ended September 30,	Year Ended December 31,	As of September 30, 2014	As of September 30, 2014	As of Initial Measurement Date
	2014 (1)	2013 (1)	2014 (2) (3)	2014 (4)
Apidos CDO I (5)	$1,289	$4,615	$584	$13,847	$17,136
Apidos CDO III (6)	$2,930	$6,495	$3,086	$8,730	$11,269
Apidos Cinco CDO (7)	$7,571	$12,058	$9,229	$20,410	$17,774
RREF 2006-1 (8)	$4,706	$36,828	$5,186	$69,490	$24,941
RREF 2007-1 (9)	$6,084	$10,880	$5,555	$57,613	$26,032
RCC CRE Notes 2013 (10)	$9,072	N/A	N/A	N/A	N/A
RCC CRE 2014 (11)	$1,499	N/A	N/A	N/A	N/A
Moselle CLO S.A.(12)	$2,103	N/A	N/A	N/A	N/A
* The above table does not include Apidos CLO VIII or Whitney CLO I, as these CLOs were previously called and were substantially liquidated.

(Back to Index)

(Back to Index)

(1)
Distributions on retained equity interests in CDOs (comprised of note investments and preference share ownership) and principal paydowns on notes owned; RREF CDO 2006-1 includes $231,000 and $28.1 million of paydowns during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)
Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to the Company's preference shares.

(4)	Overcollateralization cushion represents the amount by which the collateral held by the CDO issuer exceeds the maximum amount required.

(5)	Apidos CDO I's reinvestment period expired in July 2011. Apidos CDO I was recently called and substantially liquidated as of the last distribution date on October 27, 2014.

(6)	Apidos CDO III's reinvestment period expired in June 2012.

(7)	Apidos Cinco CDO's reinvestment period expired in May 2014.

(8)	RREF CDO 2006-1's reinvestment period expired in September 2011.

(9)	RREF CDO 2007-1's reinvestment period expired in June 2012.

(10)
Resource Capital Corp. CRE Notes 2013 ("RCC CRE Notes 2013") closed on December 23, 2013; the first distribution was in January 2014. There is no reinvestment period for the securitization. Additionally, the indenture contains no coverage tests.

(11)
Resource Capital Corp. 2014-CRE2 ("RCC CRE 2014") closed on July 30, 2014; the first distribution was in August 2014. There is no reinvestment period for the securitization. Additionally, the indenture contains no coverage tests.

(12)	Moselle CLO S.A. was acquired on February 24, 2014; the first distribution was in April 2014. The reinvestment period for this securitization expired prior to the acquisition of this securitization.
At October 31, 2014, after paying our third quarter 2014 common and preferred stock dividends, our liquidity is derived from three primary sources:

•	unrestricted cash and cash equivalents of $79.5 million, restricted cash of $500,000 in margin call accounts and $2.1 million in the form of real estate escrows, reserves and deposits;

•
capital available for reinvestment in one of our CRE CDO's of $250,000 and one of our CRE securitizations of $3.0 million, all of which is designated to finance future funding commitments on CRE loans; and

•	loan principal repayments of $45.8 million that will pay down outstanding CLO notes balances as well as interest collections of $3.8 million.
In addition, RSO has funds available through two term financing facilities to finance the origination of CRE loans of $279.5 million and $192.0 million and funds available through a term financing facility to finance the purchase of CMBS of $69.7 million.
Our leverage ratio may vary as a result of the various funding strategies we use.  As of both September 30, 2014 and December 31, 2013, our leverage ratio was 1.7 times.  While we had repayments of CDO notes and received equity offering proceeds through our offering of Series C preferred stock and sales though our preferred stock ATM program and common stock DRIP, which reduced our leverage ratios, these were offset by increased borrowings due to our consolidation of Moselle CLO and advances under our Wells Fargo CRE, Deutsche Bank CRE term financing facilities and Deutsche Bank CMBS short-term repurchase agreements.

(Back to Index)

(Back to Index)

Distributions
In order to maintain our qualification as a REIT and to avoid corporate-level income tax on our income, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
The following tables presents dividends declared on a per share basis for the three and nine months ended September 30, 2014.

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2014
March 31	April 28	$25,663	$0.20
June 30	July 28	$26,179	$0.20
Sept. 30	October 28	$26,629	$0.20

Preferred Stock
Series A				Series B				Series C
	Date Paid	Total Dividend Paid	Dividend Per Share		Date Paid	Total Dividend Paid	Dividend Per Share		Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)				(in thousands)				(in thousands)
2014				2014				2014
March 31	April 30	$463	$0.53125	March 31	April 30	$2,057	$0.515625
June 30	July 30	$537	$0.53125	June 30	July 30	$2,378	$0.515625	June 30	July 30	$1,437	$0.299479
Sept. 30	Oct. 30	$537	$0.53125	Sept. 30	Oct. 30	$2,430	$0.515625	Sept. 30	Oct. 30	$2,588	$0.5390625
Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands)
	Payments due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
CDOs (1)	$758,590	$—	$—	$—	$758,590
CRE Securitizations	455,262	—	—	—	455,262
Repurchase Agreements (2)	185,061	185,061	—	—	—
Unsecured junior subordinated debentures (3)	51,154	—	—	—	51,154
6.0% Convertible Senior Notes (4)	107,979	—	—	—	107,979
Unfunded commitments on CRE loans (5)	65,621	—	65,621	—	—
Revolver draws available on originated middle market loans (6)	26,677	17,000	6,727	2,950	—
Base management fees (7)	13,983	13,983	—	—	—
Total	$1,664,327	$216,044	$72,348	$2,950	$1,372,985

(1)
Contractual commitments do not include $1.9 million, $0.8 million, $4.6 million, and $6.8 million of interest expense payable through the stated maturity dates of May 2015, May 2015, August 2016, and June 2017, respectively, on Apidos Cinco CDO, Apidos CDO III, RREF 2006-1, and RREF 2007-1.  The maturity date represents the time at which the CDO assets can be sold, resulting in repayment of the CDO notes.

(Back to Index)

(Back to Index)

(2)	Contractual commitments include $86,000 of interest expense payable through the maturity date on our repurchase agreements.

(3)
Contractual commitments do not include $43.8 million and $44.7 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)	Contractual commitments do not include $29.2 million of interest expense payable through the maturity date of December 1, 2018 on our 6.0% convertible senior notes.

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

At September 30, 2014, we had ten interest rate swap contracts with a notional value of $124.7 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of September 30, 2014, the average fixed pay rate of our interest rate hedges was 5.12% and our receive rate was one-month LIBOR, or 0.15%.
Off-Balance Sheet Arrangements
General
As of September 30, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, as of September 30, 2014, we had not guaranteed obligations of any such unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
Unfunded Commercial Real Estate Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our commercial real estate loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of September 30, 2014, we had 29 loans with unfunded commitments totaling $68.2 million, of which $3.3 million will be funded by restricted cash in RCC CRE Notes 2013 and $250,000 will be funded by restricted cash in RREF CDO 2007-1; we intend to fund the remaining $64.7 million through cash flow from normal operating activities and principal repayments on other loans in our portfolio. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Unfunded Middle Market Loan Commitments
During the year ended December 31, 2013, we began originating middle-market loans in RCC Commercial, Inc and Resource TRS, LLC. In September 2014, RCC Commercial and Resource TRS, LLC transferred all loans to a newly formed entity, Northport LLC. Resource America is paid origination fees in connection with our middle-market lending operations, where fees may not exceed 2% of the loan balance for any loan originated. The executed agreements between us and borrowers within our portfolio contain commitments to provide additional loan funding in the future. These commitments generally fall into two categories: (1) revolving credit facility; and (2) additional notes commitments. Disbursement of funds pursuant to these commitments are subject to the borrower meeting pre-specified criteria and in some instances at our discretion. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of September 30, 2014, we had four loans with unfunded commitments totaling $26.7 million, all of which would be funded by RCC Commercial, Inc. We intend to fund these commitments through cash flow from normal operating activities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

(Back to Index)

ITEM 3 .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2014, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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
The following sensitivity analysis tables show, at September 30, 2014 and December 31, 2013, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	September 30, 2014
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$188,872	$191,814	$194,846
Change in fair value	$(2,942)		$3,032
Change as a percent of fair value	1.53%		1.58%

Hedging instruments:
Fair value	$(6,082)	$(8,235)	$(9,679)
Change in fair value	$2,153		$(1,444)
Change as a percent of fair value	(26.15)%		(17.53)%

	December 31, 2013
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$247,630	$255,670	$264,267
Change in fair value	(8,040)	—	8,597
Change as a percent of fair value	3.14%	—%	3.36%

Hedging instruments:
Fair value	$(12,545)	$(10,586)	$(7,435)
Change in fair value	(1,959)	—	3,151
Change as a percent of fair value	18.51%	—%	29.77%

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
Changes in Internal Control of Financial Reporting
There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
4.8(a)	Senior Indenture between the Company and Wells Fargo Bank, National Association, as Trustee, dated October 21, 2013. (25)
4.8(b)	First Supplemental Indenture between the Company and Wells Fargo Bank, National Association, as Trustee. (25)
4.8(c)	Form of 6.00% Convertible Senior Note due 2018 (included in Exhibit 4.8(b)).
10.1(a)	Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 13, 2012. (15)
10.1(b)	Amendment No.1 to Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of November 7, 2013.(4)
10.2(a)	2005 Stock Incentive Plan. (1)
10.2(b)	Form of Stock Award Agreement. (8)
10.2(c)	Form of Stock Option Agreement. (8)
10.3(a)	Amended and Restated Omnibus Equity Compensation Plan. (7)

(Back to Index)

(Back to Index)

10.3(b)	Form of Stock Award Agreement.
10.3(c)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements).
10.4	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
10.5	8.50% Series A Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement, dated December 17, 2013 among the Company, Resource Capital Manager Inc. and MLV & Co., LLC. (26)
10.6	8.25% Series B Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement, dated December 17, 2013 among the Company, Resource Capital Manager Inc. and MLV & Co., LLC. (26)
10.7
Senior Secured Revolving Credit Agreement, dated September 18, 2014, among Northport TRS, LLC, as borrower, Resource Capital Corp., as guarantor, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders thereto. (19)

12.1	Statements re Computation of Ratios
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
99.1(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
99.2(a)	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, Dated February 27, 2012. (14)
99.2(b)	Guaranty made by Resource Capital Corp. as guarantor, in favor of Wells Fargo Bank, National Association, dated February 27, 2012 (14)
99.2(c)
First Amendment to Master Repurchase and Securities Contract and Other Documents between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated April 2, 2013. (23)

99.3(a)	Master Purchase Agreement by and between RCC Real Estate SPE 5, LLC, as, master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer, dated as of July 19, 2013. (24)
99.3(b)	Guaranty made by the Company for the benefit of Deutsche Bank AG, Cayman Islands Branch, dated July 19, 2013. (24)
99.4(a)	Master Repurchase and Securities Contract dated as of June 20, 2014 with Well Fargo Bank, National Association. (5)
99.4(b)	Guarantee Agreement dated as of June 20, 2014, made by Resource Capital Corp., as guarantor, in favor of Wells Fargo Bank, National Association. (5)
99.5	Federal Income Tax Consequences of our Qualification as a REIT. (20)
99.6	Corporate Governance Guidelines (as Amended January 31, 2014). (12)
101	Interactive Data Files

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 16, 2014.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).

(9)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 4, 2014.

(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.

(Back to Index)

(Back to Index)

(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.

(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.

(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.

(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.

(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.

(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.

(20)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2013 filed on March 3, 2014.

(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.

(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on March 19, 2013.

(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.

(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.

(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.

(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on December 17, 2013.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

November 10, 2014	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

November 10, 2014	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)