Form 10-K
period 2014-12-31
Resource Capital Corp.
filed 2015-03-02
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

(212) 506-3870
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	New York Stock Exchange
8.50% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange
8.25% Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange
8.625% Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2014) was approximately $700,019,472.
The number of outstanding shares of the registrant’s common stock on February 26, 2015 was 134,079,374 shares.

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
General
We are a diversified real estate finance company that is organized and conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended. Our investment strategy focuses on commercial real estate, commercial real estate-related assets and, to a lesser extent, commercial finance assets.
Our investments target the following asset classes:

Asset Class	Principal Investments

Commercial real estate-related assets	•	First mortgage loans, which we refer to as whole loans;
	•	First priority interests in first mortgage loans, which we refer to as A notes;
	•	Subordinated interests in first mortgage loans, which we refer to as B notes;
	•	Mezzanine debt related to commercial real estate that is senior to the borrower's equity position but subordinated to other third-party debt;
	•	Commercial mortgage-backed securities, which we refer to as CMBS; and
	•	Commercial real estate, or CRE, primarily multifamily properties.

Residential real estate-related assets	•	Residential mortgage loans and mortgage-backed securities; and
Residential mortgage-backed securities, which we refer to as RMBS, which comprise our available for sale portfolio.

Commercial finance assets	•	Senior secured corporate loans, which we refer to as bank loans;
	•	Asset-backed securities, which we refer to as ABS, backed by senior secured corporate loans;
	•	Debt tranches of collateralized debt obligations and collateralized loan obligations, which we refer to as CDOs and CLOs, respectively, and sometimes, collectively, as CDOs;
	•	Structured note investments, which comprise our trading securities portfolio;
	•	Middle-market secured corporate loans and preferred equity investments; and
	•	Preferred equity investment in a commercial leasing enterprise which originates and holds small- and middle-ticket commercial direct financing leases and notes.
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

(Back to Index)

(Back to Index)

Having gained traction in 2013, the economic environment in the United States continued to show moderate growth during 2014, which resulted in several positive operating developments for us. Our ability to access the capital markets continued to improve, as evidenced by our Series C preferred stock offering in June 2014, resulting in net proceeds at issuance to us of $116.2 million, and by the success of our dividend reinvestment and share purchase program, or DRIP, which raised $30.3 million in 2014. In addition, we supplemented our common equity issuances with issuances of preferred stock through an at-the-market program which resulted in proceeds of $56.6 million in 2014 This brought our total net proceeds raised through the capital markets to $203.1 million in 2014, after underwriting discounts and commissions and other offering expenses. The improved economic environment and increased capital markets access allowed us to substantially increase our funded originations of commercial real estate whole loans from $344.3 million in 2013 to $689.4 million in 2014.
We also continued to experience improved credit markets. We closed an additional real estate securitization for $353.9 million in July 2014. We were able to use the proceeds from this CLO to completely pay down a financing facility and thereby generate additional borrowing capacity. Further, we were able to expand the borrowing base of our CRE financing facility with Wells Fargo Bank from $250.0 to $400.0 million and to extend the maturity date to August 27, 2016 with two one-year extension options available to us. We were also successful in extending the maturity date on our CMBS financing facility to January 31, 2016.
Conversely, we continue to see a decline in our commercial finance assets, specifically, our bank loan portfolio, as we liquidated one of our CLOs in 2014 and expected to liquidate another CLO in 2015. The remaining legacy CLO in our portfolio has finished its reinvestment period and, as a result, as it receives proceeds from the collateral assets it will pay down the associated debt.  This trend has caused our net interest income from bank loans to decline substantially in 2014 and we expect and the declining trend will continue into 2015. We expect to mitigate this trend by continuing to grow our real estate lending platform and, to a lesser extent, by deploying capital into our middle-market lending business, which originates loans that are similar in nature to bank loans. Based on these recent and expected investment and credit market trends and events, we expect to be able to invest a significant portion of our unrestricted and available restricted cash balances and, as a result, grow our net interest income and other revenues modestly in 2015.
Our Business Strategy
The core components of our business strategy are:
Investment in real estate and commercial finance assets. We expect to seek portfolio growth primarily through investments in CRE whole loans and, to a lesser extent, B notes, mezzanine debt and CMBS rated below AAA by Standard & Poor's, or S&P. We also expect to invest in commercial finance assets, principally directly-originated middle-market loans, and to a lesser extent, bank loan securitizations and, in other ABS, structured note investments and debt tranches of CDOs and CLOs, subject to the availability of investment funds and financing. Our middle market lending platform provides credit facilities to private middle market companies. Debt solutions offered include first lien, second lien, and unitranche and mezzanine debt. Our equity at December 31, 2014 was invested 67% in CRE assets, 29% in commercial finance assets and 4% in other investments.
Managing our investment portfolio. As of December 31, 2014, we managed $2.4 billion of assets, including $1.2 billion of assets which were financed and held in variable interest entities, or VIEs. The core of our management process is credit analysis which our Manager and Resource America uses to actively monitor our existing investments and as a basis for evaluating new investments. Senior management of our Manager and Resource America has extensive experience in underwriting the credit risk associated with our targeted asset classes and conducts detailed due diligence on all credit-sensitive investments, including the use of proprietary credit stratifications and collateral stress analysis. After we make an investment, the Manager and Resource America engage in active monitoring of our investments for early detection of troubled and deteriorating assets. If a default occurs, we will use our senior management team's asset management experience in seeking to mitigate the severity of any losses, and to optimize the recovery from assets collateralizing the investment.
Managing our interest rate and liquidity risk. We generally seek to manage interest rate and liquidity risk so as to reduce the effects of interest rate changes on us. In our long-term financing, we seek to match the maturity and repricing dates of our investments with the maturities and repricing dates of our financing. Historically, we have used CDO and CLO vehicles structured for us by our Manager to achieve this goal, and as credit markets have reopened, we expect to increase our use of these vehicles in the future. We engage in a number of business activities that are vulnerable to interest and liquidity risk. Our hedging strategy is intended to take advantage of commonly available derivative instruments to reduce, to the extent possible, interest rate and cash flow risks. We use derivative instruments, such as interest rate swaps and interest rate caps in our effort to reduce this risk.

(Back to Index)

(Back to Index)

We manage our interest rate and liquidity risk on our short-term financing, principally repurchase agreements, by limiting the amount of our financial exposure under the facilities to either a stated investment amount or a fixed guaranty amount.  At December 31, 2014 with respect to our existing Wells Fargo CMBS facility, we had $29.9 million of short-term debt, and $4.2 million of derivative instruments and pledged collateral of $36.6 million associated with this debt. Our equity at risk was $6.7 million, including net interest due on the financings.  With respect to our Wells Fargo CRE facility, after paying down the facility with proceeds from our new CRE securitization, we had a balance of $181.4 million of short-term debt at year end 2014 and pledged collateral of $259.0 million associated with this debt. Our equity at risk was $77.6 million, including net interest due.  As of December 31, 2014, we also had a balance of $62.2 million on short-term 30 day repurchase agreements with various counterparties to finance the purchase of CMBS with pledged collateral of $89.3 million associated with this debt and equity at risk of $27.1 million, including net interest as of December 31, 2014. These borrowings were made on a floating rate basis, which matched the underlying asset collateral on the same floating rate basis to mitigate interest rate risk.
Diversification of investments. We seek to manage our investment risk by maintaining a diversified portfolio of real estate-related and commercial finance assets. As funds become available for investment or reinvestment, we seek to maintain that diversification while allocating our capital to those sectors that we believe are the most economically attractive. The percentage of assets that we may invest in certain of our targeted asset classes is subject to the federal income tax requirements for REIT qualification and the requirements for exclusion from regulation under the Investment Company Act of 1940, which we refer to as the Investment Company Act.
Our Operating Policies
Investment guidelines. We have established investment policies, procedures and guidelines that are reviewed and approved by our investment committee and board of directors. The investment committee meets regularly to consider and approve proposed specific investments. The board of directors monitors the execution of our overall investment strategies and targeted asset classes. We acquire our investments primarily for income. We do not have a policy that requires us to focus our investments in one or more particular geographic areas or industries.
Financing policies. We have used leverage in order to increase potential returns to our stockholders and for financing our portfolio. We do not speculate on changes in interest rates. While we have identified our leverage targets for each of our targeted asset classes, our investment policies require no minimum or maximum leverage and our investment committee has the discretion, without the need for further approval by our board of directors, to increase the amount of leverage we incur above our targeted range for individual asset classes subject, however, to any leverage constraints that may be imposed by existing financing arrangements.
We have historically used borrowing and securitization strategies, substantially through CDOs, to accomplish our long-term match funding financing strategy. As a result of improving conditions in the credit markets during 2013 and 2014, we expect to increase leverage through new CDO and CLO securitizations, and the continued use of our two Wells Fargo facilities in 2015. We may also seek other credit arrangements to finance new investments where we believe we can achieve attractive risk-adjusted returns, subject to availability.
Hedging and interest rate management policies. We use derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings. Under the federal income tax laws applicable to REITs, we generally will be able to enter into transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, provided that our total gross income from such hedges and other non-qualifying sources does not exceed 25% of our total gross income. We generally seek to minimize interest rate risk with a strategy that is expected to result in the least amount of volatility under general accepted accounting principles while still meeting our strategic economic objectives and maintaining adequate liquidity and flexibility. These hedging transactions may include interest rate swaps, collars, caps or floors, puts, calls, options and foreign currency exchange protection.
Credit and risk management policies. Our Manager focuses its attention on credit and risk assessment from the earliest stage of the investment selection process. In addition, the Manager screens and monitors all potential investments to determine their impact on maintaining our REIT qualification under federal income tax laws and our exclusion from investment company status under the Investment Company Act. Portfolio risks, including risks related to credit losses, interest rate volatility, liquidity and counterparty credit are generally managed on a portfolio-by-portfolio basis by each of Resource America's asset management divisions, although there is often interaction and cooperation between divisions in this process.

(Back to Index)

(Back to Index)

General
The table below summarizes the amortized cost and net carrying amount of RSO's investment portfolio as of December 31, 2014, classified by interest rate and by asset type (in thousands, except percentages):

	Amortized cost	Net Carrying Amount	Percent of portfolio	Weighted average coupon
Loans held for investment:
Commercial real estate loans (1):
Whole loans	$1,263,592	$1,259,834	52.26%	5.33%
B notes	16,072	16,017	0.66%	8.68%
Mezzanine loans	67,366	67,136	2.78%	7.44%
Bank loans	330,648	330,078	13.69%	3.70%
Middle-market loans	250,113	250,113	10.38%	8.35%
Residential mortgage loans	2,802	2,802	0.12%	4.57%
Loans receivable-related party	1,277	1,277	0.05%	4.62%
	1,931,870	1,927,257	79.94%
Loans held for sale (2):
Bank loans	282	282	0.01%	3.76%
Residential mortgage loans	111,454	111,454	4.62%	4.04%
	111,736	111,736	4.63%
Investments in available-for-sale securities:
CMBS-private placement	168,669	170,405	7.07%	4.78%
CMBS-linked transactions	14,900	15,367	0.64%	5.44%
RMBS	29,814	30,751	1.28%	3.17%
ABS	55,617	72,157	2.99%	N/A (3)
Corporate bonds	2,415	2,407	0.10%	4.88%
	271,415	291,087	12.08%
Investment securities, trading:
Structured notes	23,319	20,786	0.86%	N/A (3)
RMBS	1,896	—	—%	N/A (3)
	25,215	20,786	0.86%
Other (non-interest bearing):
Property available for sale	180	180	0.01%	N/A
Investment in unconsolidated entities	59,827	59,827	2.48%	N/A
	60,007	60,007	2.49%
Total Investment Portfolio	$2,400,243	$2,410,873	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $4.0 million at December 31, 2014, allocated as follows: whole loans $3.8 million, B notes $55,000 and mezzanine loans $231,000.

(2)	Loans held for sale are carried at the lower of cost or fair market value. Amortized cost is equal to fair value.

(3)	There is no stated rate associated with these securities.
Commercial Real Estate-Related Investments
Whole loans.  We originate predominantly first mortgage loans, or whole loans, directly to borrowers. The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with the borrowers. We may create senior tranches of a loan we originate, consisting of an A note (described below), B notes (described below), and mezzanine loans or other participations, which we may hold or sell to third parties. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2014, our whole loan investments have loan to value, or LTV, ratios that typically do not exceed 80%. Typically whole loan mortgages will have terms of three years to five years, and are generally structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold our whole loans to their maturity.

(Back to Index)

(Back to Index)

Senior interests in whole loans (A notes). We invest in senior interests in whole mortgage loans, referred to as A notes, either directly originated or purchased from third parties. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2014, at the date of investment, our A note investments had LTV ratios not exceeding 70%. We expect to hold our A note investments to their maturity.
Subordinate interests in whole loans (B notes).  To a lesser extent we invest in subordinate interests in whole loans, referred to as B notes, which we either directly originate or purchase from third parties. B notes are loans secured by a first mortgage but are subordinated to an A note. The subordination of a B note is generally evidenced by an intercreditor or participation agreement between the holders of the A note and the B note. In some instances, the B note lender may require a security interest in the stock or partnership interests of the borrower as part of the transaction. B note lenders have the same obligations, collateral and borrower as the A note lender, but typically are subordinated in recovery upon a default to the A note lender. B notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A note. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2014, at origination, our B note investments had LTV ratios between 55% and 80%. Typical B note investments will have terms of three years to five years, and are generally structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold our B note investments to their maturity.
In addition to the interest payable on the B note, we may earn fees charged to the borrower under the note or additional income by receiving principal payments in excess of the discounted price (below par value) we paid to acquire the note. Our ownership of a B note with controlling class rights may, in the event the financing fails to perform according to its terms, cause us to pursue our remedies as owner of the B note, which may include foreclosure on, or modification of, the note. In some cases, the owner of the A note may be able to foreclose or modify the note against our wishes as owner of the B note. As a result, our economic and business interests may diverge from the interests of the owner of the A note.
Mezzanine financing.  To a lesser extent we invest in mezzanine loans that are senior to the borrower's equity in, and subordinate to a first mortgage loan on, a property. These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Our mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. With respect to our portfolio at December 31, 2014, at origination, our mezzanine investments had LTV ratios between 65% and 90%. We expect the stated maturity of our mezzanine financings to range from three to five years. Mezzanine loans typically have maturities that match the maturity of the related mortgage loans but may have shorter or longer terms. We expect to hold these investments to maturity.

(Back to Index)

(Back to Index)

The following charts describe the loan type, property type and the geographic breakdown of our CRE loan portfolio as of December 31, 2014 (based on par value):

(Back to Index)

(Back to Index)

As these charts demonstrate, our portfolio contains a diversified mix of property types with approximately 94% of the portfolio focusing on four types: multifamily − 44%; hotel - 19%; office - 16% and retail − 15%.
Approximately 28% of our portfolio is in California, which we split into Southern (21%) and Northern (7%) regions.  Within the Southern California region, we have 94% of our portfolio in whole loans with 74% in four property types:  hotel−31%, retail−27%, multifamily−8% and office−8%.  Within the Northern California region, we have 100% of our portfolio in whole loans with 90% in two property types: office−53% and retail−37%.  We also hold 27% of our portfolio in Texas. Within the state of Texas, we have 98% of our portfolio in whole loans with 88% in two property types: multifamily-79% and office-9%.  As noted in these statistics, this portfolio is made up primarily of whole loans where we are able to better control the structure of the loan and maintain a direct lending relationship with the borrower.  We view the investment and credit strategy as being adequately diversified across property type and loan type across the Southern and Northern California regions and Texas.
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
Commercial Real Estate Investments
In 2011, we began to invest directly in the ownership of commercial real estate, restructuring two real estate loans to take control of properties where we believed we could protect capital and ultimately generate capital appreciation. We later acquired two multi-family real estate assets, one through a joint venture and the other directly wholly-owned by us, as well as a hotel property. We sold the wholly-owned multi-family property at a substantial gain of $16.6 million in 2013, and divested the remaining commercial real estate assets during 2014 at a gain of $6.1 million. As of December 31, 2014, we were not directly invested in the ownership of any commercial real estate assets. We primarily used a related party, Resource Real Estate, a subsidiary of Resource America, to manage these assets on our behalf.
Other Real Estate Investments
We may invest in joint ventures and other interests that finance the acquisition of distressed commercial properties and mortgage loans on distressed commercial properties. These investments did not constitute a material portion of our assets during 2013 and we divested these interests during 2014. We do not hold any such investments as of December 31, 2014.
Structured Note Investments and Residential Real Estate-Related Investments, or RMBS
We invest in structured notes and RMBS as part of our trading portfolio.  Structured note investments are investments in structured finance vehicles that are typically among the most junior debt, or are equity securities, issued by the vehicle.  The majority of our structured notes have not been rated by any nationally recognized rating agencies.  These notes and equity securities typically receive quarterly interest payments or distributions only after the more senior debt securities issued by the vehicle have received all amounts contractually then owned to them. We also invest in RMBS, which are securities that are secured or evidenced by interests in a pool of residential mortgage loans.  These securities may be issued by government-sponsored agencies or other entities and may or may not be rated investment grade by rating agencies.  We expect that our RMBS will include loan pools with home equity loans (loans that are secured by subordinate liens), residential B or C loans (loans where the borrower's FICO score, a measure used to rate the financial strength of the borrower, is low, generally below 625), “Alt-A” loans (where the borrower's FICO score is between 675 and 725) and “high LTV” loans (loans where the LTV is 95% or greater).
Residential Mortgage Origination
Primary Capital Mortgage, LLC, or PCM, (formerly known as Primary Capital Advisors, LLC) is a residential mortgage lender and servicer offering home loans in 35 states as of December 31, 2014 through retail, wholesale and correspondent channels.  PCM primarily originates agency mortgage loans for the purpose of selling these loans to the appropriate federal agency.  PCM originated $545.1 million of agency mortgage loans in 2014.   In 2014, PCM developed a non-agency mortgage product, specifically to originate and service prime jumbo mortgage loans.  During 2014, PCM originated $82.2 million of prime jumbo mortgage loans financed primarily by a dedicated credit facility. During 2015, PCM expects to continue to expand geographically and increase its non-agency mortgage production. Founded in 1994, PCM has funded more than $13.0 billion in residential mortgages since inception and, as of December 31, 2014, PCM serviced over $1.0 billion of residential mortgage loans.

(Back to Index)

(Back to Index)

Commercial Finance Investments
Subject to limitations imposed by REIT qualification standards and requirements for exclusion from regulation under the Investment Company Act, we may invest in the following commercial finance assets:
Bank loans. Historically, we have acquired senior and subordinated, secured and unsecured loans made by banks or other financial entities. We may, in the future, make similar investments consistent with our business strategy. Bank loans may also include revolving credit facilities, under which the lender is obligated to advance funds to the borrower under the credit facility as requested by the borrower from time to time. Some of these loans may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. These loans may include restrictive financial and operating covenants. The following chart describes the industry breakdown of our bank loans as of December 31, 2014 (based on par value):
Other is made up of the following industries (by percentage):

Printing and Publishing	1.9%
Beverage, Food and Tobacco	1.8%
Aerospace and Defense	1.8%
Containers, Packaging and Glass	1.6%
Oil and Gas	1.6%
Mining, Steel, Iron and Non-Precious Metals	1.4%
Insurance	1.3%
Cargo Transport	0.9%
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	0.8%
Personal and Non Durable Consumer Products (Mfg. Only)	0.8%
Home and Office Furnishings, Housewares, and Durable Consumer Products	0.7%
Diversified/Conglomerate Manufacturing	0.5%
Grocery	0.4%
Ecological	0.2%

(Back to Index)

(Back to Index)

Middle market loans. As a principal part of our business strategy, we make both senior and subordinated, secured and unsecured loans to middle market companies. either through directly originated transactions or purchases from third parties. Our middle market loan portfolio focuses on privately held companies in a broad variety of industries with an EBITDA between $5.0 million and $50.0 million and a target investment of $10.0 million to $40.0 million. Loans may also include revolving credit facilities, under which the lender is obligated to advance funds to the borrower under the credit facility as requested by the borrower from time to time.  We expect that most of these loans will be secured by liens on the assets of, and, to a lesser extent, by mortgages on real properties of the borrowers.  Certain loans in our middle market portfolio may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan.  Typical middle market loans will have terms between three years and six years. These loans may include restrictive financial and operating covenants. In conjunction with some loans, we may also make minority equity investments. The following chart describes the industry breakdown of our middle market loans as of December 31, 2014 (based on par value):

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
Trust preferred securities and other ABS.  We have one investment (less than 0.1% of our total assets) in trust preferred securities. With certain exceptions relating to smaller banking institutions, the Dodd-Frank Act provided for a phase out of the use of trust preferred securities as primary regulatory capital for financial institutions which has resulted in a lack of new issuances. Accordingly, we do not expect to make trust preferred securities investments in the future.
Competition
See Item 1A “Risk Factors - Risks Related to Our Investments "We may face competition for suitable investments."
Management Agreement
We have a management agreement with the Manager and Resource America under which the Manager provides the day-to-day management of our operations. The agreement has been amended several times over the years. The management agreement requires the Manager to manage our business affairs in conformity with the policies and investment guidelines established by our board of directors. The Manager's role as manager is under the supervision and direction of our board of directors. The Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities, and providing us with investment advisory services. The Manager also provides us with a Chairman of the Board, a Chief Financial Officer, several accounting and tax professionals and an investor relations officer (on a shared basis). The Manager receives fees and is reimbursed for its expenses as follows:

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

•
Reimbursement of the Manager for the expense of the wages, salaries and benefits of our Chairman, our Chief Financial Officer, several accounting and tax professionals and 50% of the salary and benefits of the director of investor relations.

In November 2013, we amended the second amended and restated management agreement to allow an ancillary operating subsidiary to directly incur and pay all of its own operating costs and expenses, including compensation to employees and reimbursement of any compensation costs incurred by the Manager for the personnel principally devoted to such ancillary operating subsidiary.
Incentive compensation is paid quarterly to the Manager to the extent it is earned. Up to seventy-five percent (75%) of the incentive compensation will be paid in cash and at least twenty-five percent (25%) is paid in the form of an award of common stock. The Manager may elect to receive more than 25% of its incentive compensation in common stock. All shares are fully vested upon issuance. However, the Manager may not sell such shares for one year after the incentive compensation becomes due and payable unless the management agreement is terminated. Shares payable as incentive compensation are valued as follows:

•
if such shares are traded on a securities exchange, at the average of the closing prices of the shares on such exchange over the thirty day period ending three days prior to the issuance of such shares;

(Back to Index)

(Back to Index)

•
if such shares are actively traded over-the-counter, at the average of the closing bid or sales price as applicable over the thirty day period ending three days prior to the issuance of such shares; and

•	if there is no active market for such shares, at the fair market value as reasonably determined in good faith by our board of directors.
As amended, the management agreement has a current term ending on March 31, 2015. The agreement provides for automatic one year renewals on each March 31 thereafter until terminated. Our board of directors reviews the Manager's performance annually. The management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to the Manager are not fair, subject to the Manager's right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our board of directors must provide 180 days' prior notice of any such termination. If we terminate the management agreement, the Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.
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
We believe that RCC Real Estate, Inc., the subsidiary that as of December 31, 2014, held all of our commercial real estate loan assets, is excluded from Investment Company Act regulation under Sections 3(c)(5)(C) and 3(c)(6), provisions designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of RCC Real Estate's assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act, and interests in real properties, which we refer to as “qualifying real estate assets.” Moreover, 80% of RCC Real Estate's assets must consist of qualifying real estate assets and other real estate-related assets. RCC Real Estate has not issued, and does not intend to issue, redeemable securities.

(Back to Index)

(Back to Index)

We treat our investments in whole mortgage loans, specific types of B notes and specific types of mezzanine loans as qualifying real estate assets for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the Securities and Exchange Commission, or SEC, or its staff. We believe that SEC staff guidance allows us to treat B notes as qualifying real estate assets where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A note in the event of a default on the mortgage loan. We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as qualifying real estate assets where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral, and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property is set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan. If the SEC staff provides future guidance that these investments are not qualifying real estate assets, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate. Historically, we have held “whole pool certificates” in mortgage loans, although, at December 31, 2014 and 2013, we had no whole pool certificates in our portfolios. Pursuant to existing SEC staff guidance, we consider whole pool certificates to be qualifying real estate assets. A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans. By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test. We do not expect that investments in CDOs, ABS, bank loans, lease receivables, trust preferred securities and private equity will constitute qualifying real estate assets. Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets. Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of RCC Real Estate's assets.
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
Of our other subsidiaries, RCC Commercial, Inc., or RCC Commercial, RCC Commercial II, Inc., or RCC Commercial II, RCC Commercial III, Inc., or RCC Commercial III, Resource TRS, Inc., or Resource TRS, Resource TRS IV, Inc. , or Resource TRS IV, RCC Residential Portfolio TRS, Inc., or RCC Resi TRS and Long Term Care Conversion, Inc., or LTCC, do not qualify for the Section 3(c)(5)(C) exclusion. However, we believe they qualify for exclusion under either Section 3(c)(1) or 3(c)(7). As required by these exclusions, we will not allow any of these entities to make, or propose to make, a public offering of its securities. In addition, with respect to those subsidiaries for which we rely upon the Section 3(c)(1) exclusion, and as required thereby, we limit the number of holders of their securities to not more than 100 persons calculated in accordance with the attribution rules of Section 3(c)(1) and, with respect to those subsidiaries for which we rely on the Section 3(c)(7) exclusion, and as required thereby, we limit ownership of their securities to “qualified purchasers.” If we form other subsidiaries, we must ensure that they qualify for an exemption or exclusion from regulation under the Investment Company Act. One other subsidiary, Resource TRS II, Inc. is an operating company which accordingly does not own investment securities, and Resource TRS V, Inc., or Resource TRS V, holds a deferred tax asset, which is not an investment security.
Moreover, we must ensure that Resource Capital Corp. itself qualifies for an exclusion from regulation under the Investment Company Act. We will do so by monitoring the value of our interests in our subsidiaries so that we can ensure that Resource Capital Corp. meets the 40% test. Our interest in RCC Real Estate does not constitute an “investment security” for purposes of the 40% test, but our interests in RCC Commercial, RCC Commercial II, RCC Commercial III, Resource TRS, and Resource TRS IV, RCC Resi TRS and LTCC do. Accordingly, we must monitor the value of our interest in these subsidiaries to ensure that the value of our interests in them never exceeds 40% of the value of our total assets.

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
Employees
We have no direct employees, except for those who work for PCM, our residential mortgage origination company acquired in 2013. Under our management agreement, the Manager provides us with all management and support personnel and services necessary for our day-to-day operations, except for PCM's operations. To provide its services, the Manager draws upon the expertise and experience of Resource America. In April 2012, Resource America and its affiliated entities including (with respect to managing our bank loans and related CLO portfolios) formed a joint venture, CVC Credit Partners, in which Resource America has retained a 33% partnership interest. We continue to rely on the expertise of employees of this venture to manage certain of our assets. As of December 31, 2014, Resource America had 737 full-time employees involved in asset management, including 82 asset management professionals and 655 support personnel. Under our management agreement, the Manager also must provide us with our Chairman, our Chief Financial Officer and several accounting and tax professionals, each of whom is exclusively dedicated to our operations, as well as a director of investor relations who is 50% dedicated to our operations. We bear the expense of the wages, salaries and benefits of our Chairman, our Chief Financial Officer and the accounting and tax professionals dedicated to us, and 50% of the salary and benefits of the director of investor relations.
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
We depend upon the availability of adequate debt and equity capital for growth in our operations. Although we have been able to raise both debt and equity capital during 2013 and 2014, if current economic conditions were to deteriorate, our ability to access debt or equity capital on acceptable terms, or at all, could be limited which could limit our profitability, our ability to make distributions and the market price of our common stock. In addition, as a REIT, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. While we may, through our taxable REIT subsidiaries, or TRSs, retain earnings as new capital, we are subject to REIT qualification requirements which limit the value of TRS stock and securities relative to the other assets owned by a REIT.
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
Financing that we may obtain, and financing we have obtained through CDO and CLOs, typically requires, or will require, us to maintain a specified ratio of the amount of the financing to the value of the assets financed. A decrease in the value of these assets may lead to margin calls or calls for the pledge of additional assets which we will have to satisfy. We may not have sufficient funds or unpledged assets to satisfy any such calls, which could result in our loss of distributions from and interests in affected CDOs and CLOs, which would reduce our assets, income and ability to make distributions.

(Back to Index)

(Back to Index)

Our repurchase agreements, warehouse facilities and other short-term financings have credit risks that could result in losses.
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
We have entered into repurchase agreements and warehouse facilities and expect in the future to seek additional debt to finance our growth. Lenders typically have the right to liquidate assets securing or acquired under these facilities upon the occurrence of specified events, such as an event of default. We are exposed to loss if the proceeds received by the lender upon liquidation are insufficient to satisfy our obligation to the lender. We are also subject to the risk that the assets subject to such repurchase agreements, warehouse facilities or other debt might not be suitable for long-term refinancing or securitization transactions. If we are unable to refinance these assets on a long-term basis, or if long-term financing is more expensive than we anticipated at the time of our acquisition of the assets to be financed, we might be required to liquidate assets.
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
Historically, we have financed most of our investments through CDOs (including CLOs) in which we retained the equity interest. Depending on market conditions and credit availability, we intend to use CDOs to finance our investments in the future. The equity interests of a CDO are subordinate in right of payment to all other securities issued by the CDO. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its other expenses. However, there will be little or no income available to the CDO equity if there are excessive defaults by the issuers of the underlying collateral which would significantly reduce the value of that interest. Reductions in the value of the equity interests we have in a CDO, if we determine that they are other than temporary, will reduce our earnings. In addition, the liquidity of the equity securities of CDOs is constrained and, because they represent a leveraged investment in the CDO's assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

(Back to Index)

(Back to Index)

If our CDO financings fail to meet their performance tests, including over-collateralization requirements, our net income and cash flow from these CDOs will be eliminated.
Our CDOs generally provide that the principal amount of their assets must exceed the principal balance of the related securities issued by them by a certain amount, commonly referred to as “over-collateralization.” If delinquencies and/or losses exceed specified levels, based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the securities issued by the CDO issuer, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. A failure by a CDO to satisfy an over-collateralization test typically results in accelerated distributions to the holders of the senior debt securities issued by the CDO entity, resulting in reduction or elimination of distributions to more junior securities until the over-collateralization requirements have been met or the senior debt securities have been paid in full.
Our equity holdings and, when we acquire debt interests in CDOs, our debt interests, if any, generally are subordinate in right of payment to the other classes of debt securities issued by the CDO entity. Accordingly, if overcollateralization tests are not met, distributions on the subordinated debt and equity we hold in these CDOs will cease, resulting in a substantial reduction in our cash flow. Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CDO entity. Although at December 31, 2014, all of our CDOs met their performance tests, we cannot assure you that our CDOs will satisfy the performance tests in the future. For information concerning compliance by our CDOs with their over-collateralization tests, see “Management's Discussion and Analysis of Financial Condition and Results of Operation - Summary of CDO and CLO Performance Statistics.”
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
Depending upon market conditions, we intend to seek financing through CDOs, which would expose us to risks relating to the accumulation of assets for use in the CDOs.
Historically, we have financed a significant portion of our assets through the use of CDOs and CLOs, and have accumulated assets for these financings through short-term credit facilities, typically repurchase agreements or warehouse facilities. Depending upon market condition, and, consequently, the extent to which such financing is available to us, we expect to seek similar financing arrangements in the future. In addition to risks discussed above, arrangements could expose us to other credit risks, including the following:

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

(Back to Index)

(Back to Index)

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
As of December 31, 2014, approximately 97% of our outstanding interest rate hedges, with a notional amount of $119.8 million, were with Credit Suisse International, or CS. Were CS to default in its obligations under these hedging arrangements, we would lose the hedge protection for which we had contracted which, depending upon market conditions, could result in significant losses to us. We cannot assure you that we could replace the defaulted hedges or that the terms of any replacement hedges we could obtain would be on similar terms, or as to the cost to us of obtaining replacement hedges.
Risks Related to Our Operations
We may change our investment strategy without stockholder consent, which may result in riskier investments than those currently targeted.
Subject to maintaining our qualification as a REIT and our exclusion from regulation under the Investment Company Act, we may change our investment strategy, including the percentage of assets that may be invested in each asset class, or in the case of securities, in a single issuer, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this report. A change in our investment strategy may increase our exposure to interest rate, credit market and real estate market fluctuations, all of which may reduce the market price of our common stock and reduce our ability to make distributions to stockholders. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this report.
We believe AFFO is an appropriate measure of our operating performance; however, in certain instances AFFO may not be reflective of actual economic results.
We utilize AFFO as a measure of our operating performance and believe that it is useful to analysts, investors and other parties in the evaluations of REITS.   We utilize AFFO as a measure of our operating performance, and believe it is also useful to investors because it facilitates an understanding of our operating performance after adjustment for certain non-cash expenses, such as real estate depreciation, share-based compensation and non-cash impairment losses resulting from fair value adjustments on financial instruments, non-cash provisions for loan losses, non-economic income related to variable interest entities, or VIEs, accounting, equity-method investments gains and losses, straight-line rental effects, amortization of various deferred items and intangible assets, gains on debt extinguishment, REIT tax planning adjustments considered non-recurring by management and capital expenditures that are related to our real estate owned.  Additionally, we believe that AFFO serves as a good measure of our operating performance because it facilitates evaluation of our company without the effects of selected items required in accordance with GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Nonetheless, in certain instances, AFFO may not necessarily be reflective of our actual economic results.
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

(Back to Index)

(Back to Index)

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
Our residential mortgage origination subsidiary, PCM, could be adversely affected by weakness in residential housing markets and by the availability to it of warehouse credit facilities.
               PCM primarily operates in the residential mortgage markets.  A contraction of the U.S. housing market and overall economy, the tightening of credit restrictions, the availability of warehouse lines of credit and government regulations may  negatively impact the future operations of PCM.  PCM is a party to various warehouse lines of credit that expire at various times.  PCM's operations depend upon the renewal of its warehouse lines of credit and continued access to permanent investors to continue to originate and sell residential mortgage loans at its current loan volume. Additionally, because of underwriting and other issues, permanent investors have been more aggressive pursuing indemnification or repurchase from loan originators, which may reduce PCM's ability to generate cash or operate profitably.

(Back to Index)

(Back to Index)

If our allowance for loan losses is not adequate to cover actual future loan and lease losses, our earnings may decline.
We maintain an allowance for loan losses to provide for loan defaults and non-performance by borrowers of their obligations.  Our allowance for loan losses may not be adequate to cover actual future loan losses and future provisions for loan losses could materially reduce our income.  We base our allowance for loan losses on prior experience, as well as an evaluation of risks in the current portfolio.  However, losses may exceed our current estimates.  The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers' creditworthiness and the value of collateral securing loans.  Additionally, if we seek to expand our loan portfolios, we may need to make additional provisions for loan losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of our portfolios. While we believe that our allowance for loan and lease losses is adequate to cover our anticipated losses, we cannot assure you that it will not increase in the future. Any increase in our allowance for loan losses will reduce our income and, if sufficiently large, could cause us to incur loss.
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

(Back to Index)

(Back to Index)

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
Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we invest in bank loans and ABS. Our bank loan investments or our ABS investments, which are principally backed by small business and bank loans, may not be secured by mortgages or other liens on assets or may involve higher loan-to-value ratios than our real estate-related investments. Our bank loan investments, and our ABS backed by loans, involve loans with a par amount of $580.0 million at December 31, 2014 that have an interest-only payment schedule or a schedule that does not fully amortize principal over the term of the loan, which will make repayment of loans depend upon the borrowers' liquidity or ability to refinance the loans at maturity. Numerous factors affect a borrower's ability to repay or refinance loans at maturity, including national and local economic conditions, a downturn in a borrower's industry, loss of one or more principal customers and conditions in the credit markets. A deterioration in a company's financial condition or prospects may be accompanied by a deterioration in the collateral for the bank loan or any ABS backed by such company's loans.
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
Apart from those employed by PCM, our newly-acquired residential mortgage subsidiary, we have no employees. Our officers, portfolio managers, administrative personnel and support personnel are employees of Resource America. We have no separate facilities and, except for PCM's operations, completely rely on the Manager and, because the Manager has no direct employees, Resource America, which has significant discretion as to the implementation of our operating policies and investment strategies. If our management agreement terminates, we may be unable to find a suitable replacement for the Manager. Moreover, we believe that our success depends to a significant extent upon the experience of the portfolio managers and officers of the Manager and Resource America who provide services to us, whose continued service is not guaranteed. The departure of any such persons could harm our investment performance.
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
In addition to its base management fee, the Manager is entitled to receive incentive compensation, payable quarterly, equal to 25% of the amount by which our adjusted operating earnings, as defined in the management agreement, exceed the weighted average prices for our common stock in all of our offerings multiplied by the greater of 2.00% or 0.50% plus one-fourth of the average 10-year U.S. Treasury rate for such quarter, multiplied by the weighted average number of common shares outstanding during the quarter. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead the Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yields generally have higher risk of loss than investments with lower yields.
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
We have established procedures and policies regarding review, approval and ratification of transactions which may give rise to a conflict of interest between us and persons affiliated or associated with the Manager. In the ordinary course of our business, we have ongoing relationships and have engaged in transactions with entities affiliated or associated with the Manager. See Item 13, "Certain Relationships and Related Transactions and Director Independence - Relationships and Related Transactions" in this report. Our procedures may not be sufficient to address any conflicts of interest that arise.
Our Manager's liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities.
Our Manager does not assume any responsibility other than to render the services called for under the management agreement, and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Resource America, the Manager, their directors, managers, officers, employees and affiliates will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the management agreement, except for acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify the parties for all damages and claims arising from acts not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.
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

(Back to Index)

(Back to Index)

Risks Related to Real Estate Investments
Our investments in commercial mortgage loans and mezzanine loans will be subject to the risks inherent in the real estate securing or underlying those investments which could result in losses to us.
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
Historically, we have invested in B notes. A B note is a loan typically secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B note owners after payment to the senior note owners. Since each transaction is privately negotiated, B notes can vary in their structural characteristics and risks. For example, the rights of holders of B notes to control the process following a borrower default may be limited in certain investments. We currently own one B note, with a book value of $16.1 million, and do not expect that we will make further B note investments during 2015. However, depending upon market and economic conditions, we could resume making B note investments at any time. B notes are less liquid than other forms of commercial real estate debt investments, such as CMBS, and, as a result, we may be able to dispose of underperforming or non-performing B note investments only at a significant discount to book value.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

We intend to make distributions to our stockholders in a manner intended to satisfy the 90% distribution requirement and to distribute all or substantially all of our net taxable income to avoid both corporate income tax and the 4% nondeductible excise tax. There is no requirement that a domestic TRS distribute its after-tax net income to its parent REIT or their stockholders and our U.S. TRSs may determine not to make any distributions to us. However, non-U.S. TRSs, such as Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, Whitney CLO I, Harvest CLO VII, Moselle CLO, Harvest CLO VIII, Harvest X Investor and Harvest X CLO which we discuss in “Management's Discussion and Analysis of Financial Conditions and Results of Operations,” will generally be deemed to distribute their earnings to us on an annual basis for federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.
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
Resource TRS, Resource TRS II, Resource TRS III, Resource TRS IV, Resource TRS V, LTCC, Resource Residential, Inc., and RCC Resi TRS each will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. Income that is not distributed to us by our U.S. TRSs will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders. We anticipate that the aggregate value of the securities we hold in our TRSs will be less than 25% of the value of our total assets, including our TRS securities. We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm's-length basis. We cannot assure you, however, that we will be able to comply with such rules.

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
Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals (20% for those with taxable income above $400,000 (if single) or $450,000 (if married and filing jointly) under current law. The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs. Dividends from REITs as well as regular corporate dividends will also be subject to a 3.8% Medicare surtax for taxpayers with modified adjusted gross income above $200,000 (if single) or $250,000 (if married and filing jointly).
We may lose our REIT qualification or be subject to a penalty tax if the Internal Revenue Service successfully challenges our characterization of income inclusions from our foreign TRSs.
We likely will be required to include in our income, even without the receipt of actual distributions, earnings from our foreign TRSs, including from our current and contemplated equity investments in CDOs, such as our investment in Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, Whitney CLO, Harvest CLO VII, Moselle CLO, Harvest CLO VIII, Harvest X Investors and Harvest X CLO. We intend to treat certain of these income inclusions as qualifying income for purposes of the 95% gross income test applicable to REITs but not for purposes of the REIT 75% gross income test. The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and other enumerated classes of passive income qualify for purposes of the 95% gross income test. Income inclusions from equity investments in our foreign TRSs are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes, and there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests. However, based on advice of counsel, we intend to treat such income inclusions, to the extent distributed by a foreign TRS in the year accrued, as qualifying income for purposes of the 95% gross income test. In addition, in 2011, the IRS issued a private letter ruling to a REIT reaching a result consistent with our treatment. Nevertheless, because this income does not meet the literal requirements of the REIT provisions, it is possible that the IRS could successfully take the position that it is not qualifying income. In the event that it was determined not to qualify for the 95% gross income test, we would be subject to a penalty tax with respect to the income to the extent it and other nonqualifying income exceeds 5% of our gross income and/or we could fail to qualify as a REIT. See “Federal Income Tax Consequences of Our Qualification as a REIT.” In addition, if such income was determined not to qualify for the 95% gross income test, we would need to invest in sufficient qualifying assets, or sell some of our interests in our foreign TRSs to ensure that the income recognized by us from our foreign TRSs or such other corporations does not exceed 5% of our gross income, or cease to qualify as a REIT.

(Back to Index)

(Back to Index)

We may lose our REIT qualification or be subject to a penalty tax if we modify mortgage loans or acquired distressed debt in a way that causes us to fail our REIT gross income or asset tests.
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
Revenue Procedure 2011-16, as modified and superseded by Revenue Procedure 2014-51, provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the REIT gross income and asset tests in connection with a loan modification that is: (1) occasioned by a borrower default; or (2) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. We cannot assure you that all of our loan modifications have qualified or will qualify for the safe harbor in Revenue Procedure 2011-16, as modified and superseded by Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our mortgage loans, mezzanine loans and B notes and loans supporting our mortgage backed securities are significantly modified in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16, as modified and superseded by Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% value test. Unless we qualified for relief under certain cure provisions in the Code, such failures could cause us to fail to qualify as a REIT.
We and our subsidiaries have and may invest in future acquire distressed debt, including distressed mortgage loans, mezzanine loans, B notes and MBS. Revenue Procedure 2011-16, as modified and superseded by Revenue Procedure 2014-51, provides that the IRS will treat a distressed mortgage loan acquired by a REIT that is secured by real property and other property as producing in part non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2011-16, as modified and superseded by Revenue Procedure 2014-51, indicates that interest income on a loan will be treated as qualifying income based on the ratio of (1) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan and (2) the face amount of the loan (and not the purchase price or current value of the loan). The face amount of a distressed mortgage loan and other distressed debt will typically exceed the fair market value of the real property securing the debt on the date the REIT commits to acquire the debt. We believe that we will continue to invest in distressed debt in a manner consistent with complying with the 75% gross income test and maintaining our qualification as a REIT.
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
Market Information
Our common stock has been listed on the NYSE under the symbol “RSO” since our initial public offering in February 2006. The following table sets forth for the indicated periods the high and low prices for our common stock, as reported on the NYSE, and the dividends declared and paid during our past two fiscal years:

	High	Low	Dividends Declared
December 31, 2014
Fourth Quarter	$5.63	$4.79	$0.20 (1)
Third Quarter	$5.63	$4.87	$0.20
Second Quarter	$5.90	$5.36	$0.20
First Quarter	$6.08	$5.52	$0.20

December 31, 2013
Fourth Quarter	$6.23	$5.77	$0.20
Third Quarter	$6.64	$5.42	$0.20
Second Quarter	$6.72	$6.06	$0.20
First Quarter	$6.87	$5.81	$0.20
_____________

(1)	We distributed a regular dividend of $0.20 on January 28, 2015, to stockholders of record as of December 31, 2014.
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
As of February 26, 2015, there were 134,079,374 common shares outstanding held by 505 persons of record.
See Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to securities authorized for issuance under our equity compensation plans.

Our 8.50% Series A Cumulative Redeemable Preferred Stock, or Series A Preferred Stock, are listed on the NYSE and traded under the symbol “RSOPrA.” The Series A Preferred shares were first issued in the second quarter of 2012. We declared a dividend per share of $0.27153 on the Series A Preferred Stock for the second quarter of 2012, representing the pro ration of the specified dividend for the quarter for the period during which the Series A Preferred Stock were outstanding in the quarter. In each subsequent quarter, we have declared and paid the specified dividend per share of $0.53125. No dividends are currently in arrears on the Series A Preferred Stock.

Our 8.25% Series B Cumulative Redeemable Preferred Stock, or Series B Preferred Stock, are listed on the NYSE and traded under the symbol “RSOPrB.” The Series B Preferred shares were first issued in the third quarter of 2012. We declared a dividend per share of $0.16042 on the Series B Preferred Stock for the third quarter of 2012, representing the pro ration of the specified dividend for the quarter for the period during which the Series B Preferred Stock were outstanding in the quarter. In each subsequent quarter, we have declared and paid the specified dividend per share of $0.515625. No dividends are currently in arrears on the Series B Preferred Stock.

Our Series C 8.625% Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, are listed on the NYSE and traded under the symbol “RSOPrC.” The Series C Preferred shares were first issued in the second quarter of 2014, We declared a dividend per share of $0.299479 on the Series C Preferred Stock for the second quarter of 2014, representing the pro ration of the specified dividend for the quarter for the period during which the Series C Preferred Stock were outstanding in the quarter. In each subsequent quarter, we have declared and paid the specified dividend per share of $0.5390625. No dividends are currently in arrears on the Series C Preferred Stock.

(Back to Index)

(Back to Index)

Performance Graph
The following line graph presentation compares cumulative total shareholder returns of our common stock with the Russell 2000 Index and the NAREIT All REIT Index for the period from December 31, 2009 to December 31, 2014. The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the NAREIT All REIT Index on December 31, 2009, and that all dividends were reinvested. This data as furnished by the Research Data Group.

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

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Income Statement Data:
REVENUES:
Interest income	$126,907	$117,976	$133,330	$109,874	$103,911
Interest expense	45,473	61,010	42,792	32,186	36,466
Net interest income	81,434	56,966	90,538	77,688	67,445
Other revenues	9,571	6,094	7,137	10,834	99
Rental income	8,441	19,923	11,463	3,656	35
Total revenues	99,446	82,983	109,138	92,178	67,579
OPERATING EXPENSES	62,783	59,958	78,452	62,139	102,733
	36,663	23,025	30,686	30,039	(35,154)

OTHER REVENUE (EXPENSE)
Equity in Earnings (losses) of unconsolidated subsidiaries	4,767	949	(2,709)	112	231
Net realized gain on sales of investment securities available-for-sale and loans	15,283	9,637	4,106	2,643	4,821
Net realized and unrealized (loss) gain on investment securities, trading	(2,818)	(324)	12,435	837	14,791
(Loss) on reissuance/gain on the extinguishment of debt	(4,442)	—	16,699	3,875	34,610
Unrealized gain (loss) and net interest income on linked transactions, net	7,850	(3,841)	728	216
Gain on sale of real estate	6,127	16,616	—	—	—
Other (expense) income	(1,262)	391	2,498	(6)	148
Total other revenue	25,505	23,428	33,757	7,677	54,601
NET INCOME	62,168	46,453	64,443	37,716	19,447
Net income allocated to preferred shares	(17,176)	(7,221)	(1,244)	—	—
Net income allocable to non-controlling interest, net of taxes	(965)	—	—	—	—
NET INCOME ALLOCABLE TO COMMON SHARES	$44,027	$39,232	$63,199	$37,716	$19,447

(Back to Index)

(Back to Index)

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$79,905	$262,270	$85,278	$43,116	$29,488
Restricted cash	122,138	63,309	94,112	142,806	168,192
Investment securities, trading	20,786	11,558	24,843	38,673	17,723
Investment securities available-for-sale, pledged as collateral, at fair value	197,800	162,608	195,200	136,188	57,998
Investment securities available-for-sale, at fair value	77,920	52,598	36,390	4,678	5,962
Investment securities held-to-maturity, pledged as collateral	—	—	—	—	29,036
Investment in real estate	—	29,778	75,386	48,027	—
Loans, pledged as collateral and net of allowances of $4.6 million, $13.8 million, $17.7 million, $27.5 million and $34.2 million	1,925,980	1,369,526	1,793,780	1,772,063	1,443,271
Loans held for sale	111,736	21,916	48,894	3,154	28,593
Investments in unconsolidated entities	59,827	52,598	45,413	47,899	6,791
Intangible assets	9,736	11,822	13,192	19,813	—
Total assets	2,729,139	2,151,427	2,478,251	2,284,724	1,934,200
Borrowings	1,716,871	1,319,810	1,785,600	1,794,083	1,543,251
Total liabilities	1,777,028	1,377,503	1,864,906	1,855,034	1,585,874
Total stockholders' equity	935,523	773,924	613,345	429,690	348,326
Non-controlling interests	16,588	—	—	—	—
Total equity	952,111	773,924	613,345	429,690	348,326

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Per Share Data:
Dividends declared per common share	$0.80	$0.80	$0.80	$1.00	$1.00
Net income per share - basic	$0.34	$0.33	$0.71	$0.54	$0.41
Net income per share − diluted	$0.34	$0.33	$0.71	$0.53	$0.41

Weighted average number of shares outstanding - basic	128,031,064	118,478,672	88,410,272	70,410,131	47,715,082
Weighted average number of shares outstanding - diluted	129,259,386	120,038,973	89,284,488	70,809,088	47,907,281

(Back to Index)

(Back to Index)

ITEM 7 .	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We are a diversified real estate investment trust that is primarily focused on originating, holding and managing commercial mortgage loans and other commercial real estate-related debt and equity investments. We also make other commercial finance investments. We are organized and conduct our operations to qualify as a REIT, under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies.  We invest in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets.  We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and have sought to mitigate interest rate risk through derivative instruments.
We are externally managed by Resource Capital Manager, Inc., an indirect wholly-owned subsidiary of Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, financial fund management and commercial finance operating segments.   As of September 30, 2014, Resource America managed approximately $19.4 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets, from management of assets and from hedging interest rate risks.  We generate revenues primarily from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt securities, CMBS, bank loans, middle market loans, other ABS, and structured note investments.  We also generate revenues from the rental and other income from real properties we own, from management of externally originated bank loans, from our residential mortgage origination business, and from our investment in an equipment leasing business.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loan, middle market loan, residential mortgage loan, CMBS and ABS portfolios, we historically have used warehouse facilities as a short-term financing source as well as CDOs and CLOs and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs commercial real estate securitizations and, to a lesser extent, other term financing as long-term financing sources.  Our other term financing has consisted of long-term, match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.
Having gained traction in 2013, the economic environment in the United States continued to show moderate growth during 2014, which resulted in several positive operating developments for us. Our ability to access the capital markets continued to improve, as evidenced by our Series C preferred stock offering in June 2014, resulting in net proceeds at issuance to us of $116.2 million, and by the success of our dividend reinvestment and share purchase program, or DRIP, which raised $30.3 million during the year ended December 31, 2014. In addition, we supplemented our common equity issuances with issuances of preferred stock through an at-the-market program which resulted in proceeds of $56.6 million in 2014. This brought our total net proceeds raised through the capital markets to $203.1 million in 2014, after underwriting discounts and commissions and other offering expenses. This improved environment and increased capital markets access has allowed us to substantially increase our funded originations of commercial real estate loans from $344.3 million in 2013 to $689.4 million in 2014.
We also continued to experience improved securitization markets, closing an additional real estate securitization for $353.9 million in July 2014. We were able to use the proceeds from this CLO to completely pay down a financing facility and thereby generate additional borrowing capacity. Further, we were able to modify and expand our CRE financing facility with Wells Fargo Bank by increasing the facility from $250.0 to $400.0 million and extend the maturity date to August 27, 2016 with two one-year extension options available to us. We were also successful in extending the maturity date on our CMBS financing facility to January 31, 2016. We continue to engage in discussions with potential financing sources about providing or expanding commercial real estate term financing to augment and cautiously grow our loan and security portfolios. We have expanded our borrowings with the use of term and additional repurchase agreements and are using them primarily to finance newly underwritten

(Back to Index)

(Back to Index)

commercial real estate loans and to purchase highly-rated CMBS. We anticipate replacing these short-term borrowings with longer-term financing in the form of securitization borrowings as we did in July 2014 and December 2013 with the closings of $353.9 million and $307.8 million, respectively, of commercial real estate, or CRE, securitizations. On February 24, 2015 we closed our third securitization in the last 14 months with the close of Resource Capital Corp. 2015-CRE3, a $346.2 million CLO backed by self-originated commercial mortgages, which got us to just in excess of $1.0 billion of CRE loans financed by these securitizations during that time frame. We believe this indicates a marketplace recognition of our ability to originate and structure high-quality transitional commercial real estate loans. However, we caution investors that even as financing through the credit markets becomes more available, we may not be able to obtain economically favorable terms.
Although economic conditions in the United States have improved, previous conditions in real estate and credit markets continue to affect both us and a number of our commercial real estate borrowers.  Over a period of several years, we entered into loan modifications with respect to 14 of our remaining outstanding commercial real estate loans.  During the past 21 months, we have adjusted our provision for loan losses to reflect the effect of these conditions on our borrowers as well as, where necessary, market-related temporary adjustments to the market valuations of both CMBS and ABS in our investment portfolio.  However, during 2013 and continuing through December 31, 2014, the improved economic conditions led to a stabilization in the credit quality of our portfolio and, as a result, our provision for loan losses has decreased significantly in 2014. For the year ended December 31, 2014, we have a net recovery in the provision for loan losses of $1.8 million, primarily due to the successful refinancing of a commercial real estate loan position on which we had previously established a significant reserve for credit loss. Also, other comprehensive income saw an increase of $20.1 million at December 31, 2014.  While we believe we have appropriately valued the assets in our investment portfolio at December 31, 2014, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.
With respect to our investments and investment portfolio growth, we continued to see increased opportunities to deploy our capital. During 2013 and through December 31, 2014, we have underwritten 61 new CRE loans for a total commitment of $1.1 billion. These loans were in part financed through our CRE term facilities, our legacy CRE CDOs, and our new CRE securitizations.  We also purchased 22 newly underwritten CMBS for $59.2 million during the same time period all of which were financed through our Wells Fargo facility. In addition, we purchased 26 CMBS bonds for $123.8 million that were financed by short-term repurchase agreements and also purchased seven CMBS bonds for $43.1 million where no debt financing sources were utilized. We intend to use the existing capacity in our CMBS and CRE term credit facilities with Wells Fargo of $70.1 million and $218.7 million, respectively, and with Deutsche Bank of $173.8 million, as of December 31, 2014, to help finance new CRE loans and CMBS investments. As of February 24, 2015, and concurrently with the closing of our third CRE securitization in the last 14 months, Resource Capital Corp. 2015-CRE3, we have substantially repaid the balances on these facilities.
On October 31, 2013, we, through RCC Residential, Inc., a taxable REIT subsidiary, acquired a residential mortgage origination company, Primary Capital Mortgage LLC, or PCM, an Atlanta-based firm.  Our acquisition of PCM represents a return to the residential mortgage investment market, by providing us with our first residential mortgage origination platform. On June 30, 2014, we also closed a residential jumbo loan-backed securitization where we retained approximately $30.0 million of the structure's mezzanine securities. PCM is now licensed in 35 states, up from 7 states when we acquired the business. We intend to cautiously expand this business over the next 12 to 18 months while adding infrastructure, staff and new technology.
In the past, we also had at our disposal the use of recycled capital in our bank loan CLO structures to make new investments. As of December 31, 2014, both of our remaining bank loan CLOs and our two earlier vintage real estate CDOs have ended their reinvestment periods. Additionally, our three most recent securitizations were structured as static deals, as such, they were not structured with reinvestment periods. As such, principal and interest received by these vehicles will be used to paydown their note balances and to provide distributions in accordance with their respective indentures. As these vehicles liquidate, we expect to use the returned capital to invest in strategic opportunities as they arise.
We continue to see a decline in our commercial finance assets, specifically, our bank loan portfolio, as two of our bank loan CLOs were substantially liquidated in 2013. Two of our CLOs were liquidated in 2014 and another is expected to liquidate in 2015. The remaining legacy CLO in our portfolio has finished its reinvestment period and, as a result, as the collateral assets repay the proceeds are used to pay down the associated debt.  This trend has caused our net interest income from bank loans to decline substantially in 2014 and the declining trend will continue into 2015. We began to mitigate this trend by investing in new CLOs and European structured notes in late 2013 and in 2014. We also expect to mitigate this trend by continuing to grow our real estate lending platform and, to a lesser extent, by deploying capital into our middle-market lending business, which loans are similar in nature to bank loans.

(Back to Index)

(Back to Index)

In the latter half of 2013, we provided a middle market lending operation with funds to invest on our behalf. These funds were derived from proceeds of sales from a partial liquidation of our trading portfolio. Our first investments were in bank loans purchased in the secondary market; however, in December 2013, we closed on a self-originated loan. We originated and purchased new middle market loan investments of $268.6 million during 2014. We expect the increasing trend in the investment in our middle market portfolio to continue through 2015. In September, we closed on a syndicated financing facility for our middle market loan portfolio comprised of direct originations and syndicated loans with a capacity of $125.0 million. We had $113.5 million outstanding as of December 31, 2014 on this facility. We expect to expand the financing capacity of our new facility and to continue to grow this business in 2015.
Due to these developments, we expect to continue to modestly increase our net interest income for 2015.  However, because we believe that economic conditions in the United States are fragile, and could be significantly harmed by occurrences over which we have no control, we cannot assure you that we will be able to meet our expectations or that we will not experience net interest income reductions.
As of December 31, 2014, we had allocated our invested equity capital among our targeted asset classes as follows: 67% in CRE assets, 29% in commercial finance assets and 4% in other investments. As of December 31, 2013, we had allocated our invested equity capital among our targeted asset classes as follows: 83% of our portfolio in CRE assets, 15% in commercial finance assets and 2% in other investments.
Results of Operations
Our net income allocable to common shares for the year ended December 31, 2014 was $44.0 million, or $0.34 per share (basic and diluted) as compared to net income allocable to common shares of $39.2 million, or $0.33 per share (basic and diluted) for the year ended December 31, 2013 and net income allocable to common shares of $63.2 million, or $0.71 per share (basic and diluted) for the year ended December 31, 2012.
Interest Income

The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Weighted Average		Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	4.69%	$514,939	5.54%	$945,599	5.94%	$1,189,898
Middle market loans	8.95%	$129,271	7.64%	$7,080	—%	$—
Commercial real estate loans	6.00%	$1,088,880	5.81%	$767,287	5.25%	$701,836

Interest income from securities:
CMBS-private placement	6.53%	$186,732	4.93%	$229,272	5.22%	$216,460
ABS	8.89%	$45,609	5.06%	$27,399	4.80%	$32,087
Corporate bonds	6.98%	$2,685	3.91%	$20,220	4.29%	$8.237
RMBS	7.80%	$9,228	5.55%	$12,348	3.10%	$34,396

Preference payments on structured notes	31.34%	$20,918	10.10%	$38,778	19.07%	$51,239

(Back to Index)

(Back to Index)

The following tables summarize interest income for the years indicated (in thousands, except percentages):

Type of Security	Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
Year Ended December 31, 2014:
Bank loans	3.84%	$(1,240)	$2,136	$21,595	$849	$24,580
Middle market loans	—%	$(304)	48	11,688	142	11,878
Commercial real estate loans	5.51%	$(7,656)	39	63,688	2,672	66,399
Total interest income from loans			2,223	96,971	3,663	102,857
CMBS-private placement	4.29%	$(2,980)	2,803	9,442	—	12,245
RMBS	—%	$(18)	—	720	—	720
ABS	6.56%	$(2,153)	720	3,393	—	4,113
Corporate bonds	5.94%	$(40)	27	160	—	187
Total interest income from securities			3,550	13,715	—	17,265
Preference payments on structured notes			—	6,555	—	6,555
Other			—	230	—	230
Total interest income - other			—	6,785	—	6,785
Total interest income			$5,773	$117,471	$3,663	$126,907
Year Ended December 31, 2013:
Bank loans	4.23%	$(3,592)	$9,472	$41,337	$2,727	$53,536
Middle market loans	—%	$(84)	13	595	(1)	607
Commercial real estate loans	5.57%	$(92)	35	43,926	1,351	45,312
Total interest income from loans			9,520	85,858	4,077	99,455
CMBS-private placement	3.74%	$(6,583)	2,050	9,361	—	11,411
RMBS	—%	$—	—	685	—	685
ABS	2.06%	$(2,394)	681	718	—	1,399
Corporate bonds	4.13%	$(68)	(18)	832	—	814
Total interest income from securities			2,713	11,596	—	14,309
Preference payments on structured notes			—	3,918	—	3,918
Other			—	294	—	294
Total interest income - other			—	4,212	—	4,212
Total interest income			$12,233	$101,666	$4,077	$117,976
Year Ended December 31, 2012:
Bank loans	4.25%	$(24,465)	$17,784	$51,580	$2,147	$71,511
Middle market loans	—%	$—	—	—	—	—
Commercial real estate loans	5.05%	$(127)	33	35,759	1,727	37,519
Total interest income from loans			17,817	87,339	3,874	109,030
CMBS-private placement	3.60%	$(8,011)	2,635	8,723	—	11,358
RMBS	—%	$—	—	1,067	—	1,067
ABS	2.41%	$(3,145)	718	785	—	1,503
Corporate bonds	3.69%	$479	(26)	394	—	368
Total interest income from securities			3,327	10,969	—	14,296
Preference payments on structured notes			—	9,773	—	9,773
Other			—	231	—	231
Total interest income - other			—	10,004	—	10,004
Total interest income			$21,144	$108,312	$3,874	$133,330

(Back to Index)

(Back to Index)

			Year to Year Dollar Change	Year to Year Percent Change
	Years Ended December 31,
	2014	2013
Interest income from loans:
Bank loans	$24,580	$53,536	$(28,956)	(54)%
Middle market loans	11,878	607	11,271	1,857%
Commercial real estate loans	66,399	45,312	21,087	47%
Total interest income from loans	102,857	99,455	3,402	3%

Interest income from securities:
CMBS-private placement	12,245	11,411	834	7%
ABS	4,113	1,399	2,714	194%
Corporate bonds	187	814	(627)	(77)%
Residential mortgage-backed securities, or RMBS	720	685	35	5%
Total interest income from securities	17,265	14,309	2,956	21%

Interest income - other:
Preference payments on structured notes	6,555	3,918	2,637	67%
Temporary investment in over-night repurchase agreements	230	294	(64)	(22)%
Total interest income - other	6,785	4,212	2,573	61%
Total interest income	$126,907	$117,976	$8,931	8%
Year Ended December 31, 2014 as compared to Year Ended December 31, 2013
Aggregate interest income increased $8.9 million (8%) to $126.9 million for the year ended December 31, 2014 as compared to $118.0 million for the year ended December 31, 2013. We attribute this increase to the following:
Interest Income from Loans
Bank loans. The weighted average loan balance of our bank loan portfolio decreased by $430.7 million to $514.9 million principally due to four of our CLOs, Apidos CLO I, Moselle CLO, Apidos CLO VIII and Whitney CLO I , liquidating in October 2014, November 2014, September 2013 and October 2013, respectively. Additionally, all remaining CLOs, except for Moselle, had matured and reached the end of their reinvestment periods either in prior years or relatively early in 2014, and, as a result, any principal collected was used to pay down notes instead of being reinvested in new assets. The decrease in the weighted average yield from 5.54% to 4.69% was primarily the result of the recognition of significant discount accretion in 2013 upon the liquidation of Apidos CLO VIII and Whitney CLO.
Middle market loans. Through focused efforts to increase the investment in our middle market lending business, the portfolio grew from a weighted average balance of $7.1 million for the year ended December 31, 2013 to a weighted average balance of $129.3 million for the year ended December 31, 2014. Concurrent with this growth and changes in the general lending market, the weighted average yield on investments increased from 7.64% at December 31, 2013 to 8.95% as of December 31, 2014.
Commercial real estate loans. Interest income on commercial real estate loans increased by $21.1 million to $66.4 million for the year ended December 31, 2014 due primarily to an increase in the weighted average balance of loans from $767.3 million to $1,088.9 million and, to a lesser extent, to an increase in the weighted average yield from 5.81% to 6.00%. The increase in the weighted average balance of loans is due to our origination of loans for inclusion in our CRE securitizations that closed in December 2013, July 2014, and February 2015. The increase in the weighted average yield is primarily the result of the recognition of a $1.6 million exit fee on a legacy loan that paid off in 2014.
Interest Income from Securities
Asset-Backed Securities, or ABS. Interest income from ABS increased $2.7 million to $4.1 million for the year ended December 31, 2014. This increase is primarily due to the acquisitions of structured asset-backed securities by our consolidated variable interest entities, RCM Global, LLC, or RCM Global, and Moselle CLO, which significantly contributed to the increase in the weighted average balance of the ABS portfolio from $27.4 million to $45.6 million. These purchases also increased the weighted average yield of our ABS portfolio from 5.06% to 8.89% during 2014, as these securities are higher-yielding, foreign-currency denominated CLO mezzanine and equity debt securities purchased at significant discounts to par.

(Back to Index)

(Back to Index)

Interest income - other.  Interest income - other increased $2.6 million to $6.8 million for the year ended December 31, 2014. Substantially all of this increase relates to incremental interest income provided by our investments in European structured notes at the end of 2013 and during 2014.

				Year to Year Percent Change
	Years Ended December 31,		Year to Year Dollar Change
	2013	2012
Interest income from loans:
Bank loans	$53,536	$71,511	$(17,975)	(25)%
Middle market loans	607	—	607	100%
Commercial real estate loans	45,312	37,519	7,793	21%
Total interest income from loans	99,455	109,030	(9,575)	(9)%

Interest income from securities:
CMBS-private placement	11,411	11,358	53	—%
ABS	1,399	1,503	(104)	(7)%
Corporate bonds	814	368	446	121%
Residential mortgage-backed securities, or RMBS	685	1,067	(382)	(36)%
Total interest income from securities	14,309	14,296	13	—%

Interest income - other:
Preference payments on structured notes	3,918	9,773	(5,855)	(60)%
Temporary investment in over-night repurchase agreements	294	231	63	27%
Total interest income - other	4,212	10,004	(5,792)	(58)%
Total interest income	$117,976	$133,330	$(15,354)	(12)%
Year Ended December 31, 2013 as compared to Year Ended December 31, 2012
Aggregate interest income decreased $15.4 million to $118.0 million for the year ended December 31, 2013. We attribute this decrease to the following:
Interest Income from Loans. Aggregate interest income from loans decreased $9.6 million to $99.5 million for the year ended December 31, 2013.
Interest income on bank loans decreased $18.0 million to $53.5 million for the year ended December 31, 2013. The decrease for the year ended December 31, 2013 resulted primarily from the following:

•
a decrease in the weighted average loan balance of $244.3 million to $945.6 million for the year ended December 31, 2013 from $1.2 billion for the year ended December 31, 2012, principally due to two of our CLOs, Apidos CLO VIII and Whitney CLO I , liquidating in September 2013 and October 2013, respectively. In addition, two of our remaining CLOs (Apidos CLO I and Apidos CLO III) had reached the end of their reinvestment periods in prior years and, as a result, any principal collected is used to pay down notes instead of being reinvested in new assets. For the year ended December 31, 2013, Apidos CLO I and Apidos CLO III paid down a total of $173.2 million par value of loans; and

•
a decrease in the weighted average yield to 5.54% for the year ended December 31, 2013 as compared to 5.94% for the year ended December 31, 2012, primarily as a result of the decrease in accretion income from Apidos CLO VIII and Whitney CLO I as a result of their liquidation, as well as a decrease in accretion income from Apidos CDO I and Apidos CDO III resulting from decreasing asset and discount balances as both securitizations reached the end of their reinvestment periods.

(Back to Index)

(Back to Index)

Interest income on CRE loans increased $7.8 million to $45.3 million for the year ended December 31, 2013.  This increase is a result of the following combination of factors:

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

Interest Income from Securities. Aggregate interest income from securities increased $13,000 to $14.3 million for the year ended December 31, 2013. The increase in interest income from securities resulted principally from the following:
Interest income on CMBS-private placement increased $53,000 to $11.4 million for the year ended December 31, 2013.  The increase resulted from an increase in the weighted average balance of assets of $12.8 million during the year ended December 31, 2013 to $229.3 million from $216.5 million for the year ended December 31, 2012 primarily as a result of the purchase of assets on our Wells Fargo CMBS facility beginning in February 2011 and purchases using three short-term repurchase agreements as well as proceeds from our common and preferred stock offerings. This was partially offset by the reclassification of assets to linked transactions when certain assets were financed.
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
Interest income from corporate bonds increased $446,000 to $814,000 for the year ended December 31, 2013 and was the result of our acquisition in October 2012 and in May 2013 of 66.6% and 1.7%, respectively, of the equity in Whitney CLO I which resulted in us consolidating this entity that held some corporate bonds. Whitney CLO I was subsequently liquidated in October 2013.
Interest income on RMBS decreased $382,000 to $685,000 for the year ended December 31, 2013. The decrease is almost entirely the result of the sale of four positions during the year ended December 31, 2012 and two positions during the year ended December 31, 2013.
Interest Income - Other. Aggregate interest income-other decreased $5.8 million to $4.2 million for the year ended December 31, 2013 and is primarily related to the divestiture of a large portion of our trading securities investment program with Resource Capital Markets, Inc., a wholly-owned subsidiary of Resource America, that invested $13.0 million of our funds under an investment management agreement. The payments vary from period to period and are based on cash flows from the underlying securities rather than on a contractual interest rate. The decrease of the weighted average balance of assets of $12.5 million to $38.8 million for the year ended December 31, 2013 as compared to $51.2 million for the year ended December 31, 2012 and was primarily related to the sale of 12 securities in September 2012, which has significantly reduced the balance of investments held in trading securities. The remaining portfolio has decreased substantially as there were eight positions at December 31, 2013 and 26 positions at December 31, 2012, and as a result, there are fewer available distributions from the positions to recognize.

(Back to Index)

(Back to Index)

Interest Expense
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Weighted Average		Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance	Yield	Balance
Interest expense:
Bank loans	1.33%	$530,088	3.54%	$961,742	1.83%	$1,174,495
Middle market loans	4.49%	$16,250	—%	$—	—%	$—
Commercial real estate loans	2.38%	$685,324	2.15%	$416,513	1.62%	$458,032
CMBS-private placement	1.39%	$49,757	1.72%	$48,953	2.09%	$47,533
RMBS	1.50%	$11,510	N/A	N/A	N/A	N/A
Hedging instruments	5.32%	$121,306	5.35%	$123,999	5.13%	$138,581
Securitized borrowings	15.29%	$5,626	30.02%	$18,568	8.79%	$21,399
Convertible senior notes	7.66%	$115,000	6.61%	22,685	N/A	N/A
General	6.88%	$51,548	4.65%	$61,720	4.75%	$65,148

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Other	Total
Year Ended December 31, 2014:
Bank loans	0.96%	$22	$770	$6,564	$—	$7,334
Middle market loans	2.75%	$—	—	806	—	806
Commercial real estate loans	1.78%	$4,490	4,063	12,631	—	16,694
CMBS-private placement	1.37%	$—	12	697	—	709
RMBS	1.15%	$—	—	173	—	173
Hedging	5.08%	$22	—	6,555	—	6,555
Securitized borrowings	—%	$—	—	849	—	849
Convertible senior notes	6.00%	$—	1,880	6,900	—	8,780
General	4.18%	$343	200	3,373	—	3,573
Total interest expense			$6,925	$38,548	$—	$45,473

Year Ended December 31, 2013:
Bank loans	1.34%	$171	$6,131	$28,332	$—	$34,463
Middle market loans	—%	$—	—	—	—	—
Commercial real estate loans	1.55%	$2,554	2,209	6,834	—	9,043
CMBS-private placement	1.41%	$12	151	680	—	831
RMBS	—%	$—	—	—	—	—
Hedging	5.03%	$171	—	6,751	—	6,751
Securitized borrowings	30.02%	$—	—	5,531	—	5,531
Convertible Senior Notes	4.21%	$—	138	1,342	—	1,480
General	—%	$543	192	2,719	—	2,911
Total interest expense			$8,821	$52,189	$—	$61,010

Year Ended December 31, 2012:
Bank loans	1.36%	$7,102	$2,846	$18,935	$—	$21,781
Middle market loans	—%	$—	—	—	—	—
Commercial real estate loans	1.08%	$610	2,292	5,274	—	7,566
CMBS-private placement	1.52%	$23	271	753	—	1,024
RMBS	—%	$—	—	—	—	—
Hedging	4.97%	$932	—	7,266	—	7,266
Securitized borrowings	14.4%	$—	—	3,195	(1,202)	1,993
Convertible Senior Notes	—%	$—	—	—	—	—
General	4.43%	$734	65	3,097	—	3,162
Total interest expense			$5,474	$38,520	$(1,202)	$42,792
(Back to Index)

(Back to Index)

			Year to Year Dollar Change	Year to Year Percent Change
	Years Ended December 31,
	2014	2013
Interest expense:
Bank loans	$7,334	$34,463	$(27,129)	(79)%
Middle market loans	806	—	806	100%
Commercial real estate loans	16,694	9,043	7,651	85%
CMBS-private placement	709	831	(122)	(15)%
RMBS	173	—	173	100%
Hedging instruments	6,555	6,751	(196)	(3)%
Securitized borrowings	849	5,531	(4,682)	(85)%
Convertible senior notes	8,780	1,480	7,300	493%
General	3,573	2,911	662	23%
Total interest expense	$45,473	$61,010	$(15,537)	(25)%
Year Ended December 31, 2014 as compared to Year Ended December 31, 2013
Aggregate interest expense decreased $15.5 million to $45.5 million for the year ended December 31, 2014. We attribute this increase to the following:
Bank loans. Interest expense on bank loans declined $27.1 million to $7.3 million for the year ended December 31, 2014. This was primarily due to a decrease in the weighted average note balance outstanding from $961.7 million to $530.1 million in our bank loan CLOs due to the call and liquidation of Apidos CDO I in October 2014 and Apidos CLO VIII and Whitney CLO in September 2013 and October 2013, respectively, which resulted in the paydown of all outstanding notes. In addition, Apidos CDO III and Apidos Cinco CDO reached the ends of their reinvestment periods; and, as a result, cash received from their collateral is being used to pay down the principal amounts of the CLOs' notes. The decrease from 3.54% to 1.33% in the weighted average cost of funds is attributable to the liquidations of both Apidos CLO VIII and Whitney CLO I in 2013, as these vehicles had higher costs of funds.
Middle market loans. In September 2014, we closed on a syndicated financing facility for our new middle market loan portfolio comprised of direct originations and syndicated loans. As of December 31, 2014, we had approximately $113.5 million outstanding on this facility. As we continue to focus on the growth of the middle market platform and its lending capabilities, we expect to expand the financing capacity of this facility in 2015.
Commercial real estate loans. Interest expense on commercial real estate loans increased $7.7 million to $16.7 million for the year ended December 31, 2014. This was primarily as a result of the consolidation of RCC CRE Notes 2013, a securitization that closed in December 2013, as well as the consolidation of RCC CRE 2014, a securitization that closed in July 2014 and the warehousing of originated loans to be sold into securitization in February 2015. These increases were partially offset by principal payoffs in Resource Real Estate Funding CDO 2006-1, or RREF CDO 2006-1, Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, and RCC CRE Notes 2013 as the underlying collateral paid down or paid off.
Securitized borrowings. Securitized borrowings expense decreased $4.7 million to $849,000 for the year ended December 31, 2014. This interest expense was related to our subordinated investments in Apidos CLO VIII and Whitney CLO I, which were liquidated in 2013. The current year's interest expense is primarily related to Moselle CLO, which was consolidated in 2014 and substantially liquidated in December 2014.
Convertible senior notes. Interest expense on convertible senior notes increased $7.3 million to $8.8 million for the year ended December 31, 2014. The current year interest expense represents the first full year of interest expense taken on our 6% convertible notes, as the convertible notes were originally issued in October 2013.

(Back to Index)

(Back to Index)

				Year to Year Percent Change
	Years Ended December 31,		Year to Year Dollar Change
	2013	2012
Interest expense:
Bank loans	$34,463	$21,781	$12,682	58%
Commercial real estate loans	9,043	7,566	1,477	20%
CMBS-private placement	831	1,024	(193)	(19)%
Hedging instruments	6,751	7,266	(515)	(7)%
Securitized borrowings	5,531	1,993	3,538	178%
Convertible senior notes	1,480	—	1,480	100%
General	2,911	3,162	(251)	(8)%
Total interest expense	$61,010	$42,792	$18,218	43%
Year Ended December 31, 2013 as compared to Year Ended December 31, 2012
Aggregate interest expense increased $18.2 million to $61.0 million for the year ended December 31, 2013. We attribute this decrease to the following:
Interest expense on bank loans was $34.5 million for the year ended December 31, 2013 as compared to $21.8 million for the year ended December 31, 2012, an increase of $12.7 million. This increase resulted primarily from the increase in the weighted average yield to 3.54% for the year ended December 31, 2013 as compared to 1.83% for the year ended December 31, 2012 primarily due to an increase in expense related to Apidos CLO VIII and Whitney CLO I which was liquidated in September 2013 and October 2013, respectively. This accelerated the original issue discount and deferred issuance costs recorded when these CLOs were initially consolidated.
The increase in interest expense resulting from the increase in the weighted average yield was partially offset by a decrease in the weighted average balance of the related financings of $212.8 million to $961.7 million for the year ended December 31, 2013 as compared to $1.2 billion for the year ended December 31, 2012 due to the call and liquidation of Apidos CLO VIII and Whitney CLO I in September 2013 and October 2013, respectively, which resulted in the paydown of all outstanding notes. In addition, Apidos CDO I and Apidos CDO III reached the end of their reinvestment periods in prior years. During the year ended December 31, 2013, Apidos CDO I paid down $116.1 million in principal amount of its CDO notes and Apidos CDO III paid down $75.9 million in principal amount of its CDO notes.
Interest expense on CRE loans was $9.0 million for the year ended December 31, 2013, as compared to $7.6 million for the year ended December 31, 2012, an increase of $1.5 million as a result of increase in the weighted average yield to 2.15% for the year ended December 31, 2013 as compared to 1.62% for the year ended December 31, 2012 which was due primarily to note paydowns which increased the weighted average cost of these borrowings as the lower yield debt was repaid as required in the indenture agreements.
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
Hedge expense decreased $515,000 to $6.8 million for the year ended December 31, 2013. The decrease in the hedging expense was primarily due to the scheduled amortization on swaps and, to a lesser extent, changes in LIBOR.
Securitized borrowings expense increased $3.5 million to $5.5 million for the year ended December 31, 2013. This interest expense is related to our subordinated investments in Apidos CLO VIII and Whitney CLO I. The interest expense is imputed using an estimated internal rate of return based on expected cash flows over the life of each CLO. The increase for the year ended December 31, 2013 was due to acceleration of expense as a result of the liquidation of these CLOs.
Interest expense on convertible senior notes was $1.5 million. In October 2013, we closed and issued $115.0 million aggregate principal amount of our 6.00% convertible senior notes due 2018.

(Back to Index)

(Back to Index)

Revenue
The following table sets forth information relating to our other revenue incurred for the periods presented (in thousands):

			Year to Year Dollar Change	Year to Year Percent Change
	Years Ended December 31,
	2014	2013
Revenue:
Rental income	$8,441	$19,923	$(11,482)	(58)%
Dividend income	186	273	(87)	(32)%
Fee income	9,385	5,821	3,564	61%
Total revenue	$18,012	$26,017	$(8,005)	(31)%
Year Ended December 31, 2014 as compared to Year Ended December 31, 2013
Rental income. Rental income decreased $11.5 million to $8.4 million for the year ended December 31, 2014. This decrease was primarily related to the sale of a hotel property we owned in April 2014. We did not own any rental properties as of December 31, 2014, as we sold our last two remaining real estate properties--a multi-family property in Tennessee and an office property in California--in November 2014.
Fee income. Fee income increased $3.6 million to $9.4 million for the year ended December 31, 2014. The increase is primarily due to increased revenues and fees earned at PCM related to residential mortgage loan originations as that operation expanded.
The following table sets forth information relating to our other revenue incurred for the periods presented (in thousands):

			Year to Year Dollar Change	Year to Year Percent Change
	Years Ended December 31,
	2013	2012
Revenue:
Rental income	$19,923	$11,463	$8,460	74%
Dividend income	273	69	204	296%
Fee income	5,821	7,068	(1,247)	(18)%
Total revenue	$26,017	$18,600	$7,417	40%
Year Ended December 31, 2013 as compared to Year Ended December 31, 2012
Rental income. Rental income increased $8.5 million to $19.9 million for the year ended December 31, 2013. This increase is related to the acquisition of two properties in 2012, a multi-family property in Tennessee and a hotel property in Florida (a full year of whose results were reflected in 2012).
Fee income. Fee income decreased $1.2 million to $5.8 million for the year ended December 31, 2013. This decrease is primarily related to the consolidation of Whitney CLO I in October 2012 due to our acquisition of a controlling interest. As a result of consolidation, the related fee income eliminates in consolidation.

(Back to Index)

(Back to Index)

Operating Expenses
The following table sets forth information relating to operating expenses we incurred for the periods presented (in thousands):

			Year to Year Dollar Change	Year to Year Percent Change
	Years Ended December 31,
	2014	2013
Operating expenses:
Management fees − related party	$13,584	$14,220	$(636)	(4)%
Equity compensation − related party	6,566	10,472	(3,906)	(37)%
Rental operating expense	5,443	14,062	(8,619)	(61)%
General and administrative - Corporate	15,263	12,304	2,959	24%
General and administrative - PCM	19,598	2,203	17,395	790%
Depreciation and amortization	2,737	3,855	(1,118)	(29)%
Income tax benefit	(2,212)	(1,041)	(1,171)	112%
Net impairment losses recognized in earnings	—	863	(863)	(100)%
Provision for loan losses	1,804	3,020	(1,216)	(40)%
Total operating expenses	$62,783	$59,958	$2,825	5%

Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013

Management fees − related party. Management fee-related party decreased $636,000 to $13.6 million for the year ended December 31, 2014. This expense represents compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio. The changes are described below:

•
Incentive management fees to our Manager, which are based upon the excess of adjusted operating earnings, as defined in the management agreement, over a variable base rate, decreased $1.9 million (100%) for the year ended December 31, 2014. The decrease in this fee was primarily the result of realized losses on the charge-off of assets in our CRE and Apidos portfolios. The incentive fee is calculated for each quarter and the calculation in any quarter is not affected by the results of any other quarter.

•
Base management fees increased by $1.5 million (13%) for the year ended December 31, 2014. This increase was due to increased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $49.5 million of proceeds from sales of common stock through our Dividend Reinvestment and Stock Purchase Plan, or DRIP, from January 1, 2013 through December 31, 2014 as well as the receipt of $114.5million from the proceeds of our April 2013 secondary common stock offering. In addition, we issued approximately 393,000 shares, 6.7 million shares and 4.8 million shares of Series A preferred stock, Series B preferred stock, and Series C preferred stock respectively, from January 1, 2013 through December 31, 2014, for which we received $229.6 million of proceeds.

Equity compensation - related party. Equity compensation - related party decreased $3.9 million to $6.6 million for the year ended December 31, 2014. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager as well as employees through our recently acquired residential mortgage company subsidiary. The decrease in expense was primarily the result of vestings of restricted stock as well as a decrease in our stock price and its impact on our quarterly remeasurement of the value of unvested stock of non-employees during the year ended December 31, 2014.
Rental operating expense. Rental operating expense decreased $8.6 million to $5.4 million for the year ended December 31, 2014. This decrease is primarily related to the sale in April 2014 of our hotel property and the sale in September 2013 of a multi-family apartment building owned by us.

(Back to Index)

(Back to Index)

General and administrative expense - Corporate. General and administrative expense - Corporate increased $3.0 million to $15.3 million for the year ended December 31, 2014. This increase is primarily the result of the following: an increase of administrative expenses due to the sale of our hotel property in April 2014, an increase in headcount and a corresponding increase in payroll reimbursed to our manager, and an increase of additional professional services being incurred.
General and administrative expense - PCM. General and administrative expense - PCM increased $17.4 million to $19.6 million for the year ended December 31, 2014. The increase principally reflects our ownerships of PCM for a full year in 2014 as compared to two months in 2013. Additionally, the business incurred increased compensation costs to support it's strategic growth plan.
Depreciation and amortization. Depreciation and amortization decreased $1.1 million to $2.7 million for the year ended December 31, 2014. The decrease was primarily the result of the sale of a multi-family property in September 2013 and the reclassification of a hotel property as of December 31, 2014 and a multifamily property as of March 31, 2014, to property held-for-sale. At the time a property is reclassified from an investment in real estate to a property held-for-sale, we cease depreciation of the asset.
Income tax benefit. Income tax benefit increased $1.2 million to a benefit of $2.2 million for the year ended December 31, 2014. The increase in income tax benefit is primarily attributable to accumulated operating losses in our new residential mortgage origination business for the year and, to a lesser extent due, to mark downs on the valuations of securities in our trading portfolio.
Provision for loan losses. Provision for loan losses decreased $1.2 million to $1.8 million for the year ended December 31, 2014. The following table summarizes the information relating our loan losses for the periods presented (in thousands):

			Year to Year Dollar Change	Year to Year Percent Change
	Years Ended December 31,
	2014	2013
CRE loan portfolio	$(3,758)	$2,686	$(6,444)	(240)%
Bank loan portfolio	4,173	312	3,861	1,238%
Middle market loan portfolio	92	22	70	318%
Loan receivable related party	1,297	—	1,297	100%
Total provision for loan losses	$1,804	$3,020	$(1,216)	(40)%
CRE loan portfolio provision - The principal reason for the increase in recoveries during the year ended December 31, 2014 as compared to the year ended December 31, 2013 was that we reversed $4.5 million of allowance on a previously reserved position because the mezzanine loan was paid in full.
Bank loan portfolio provision - The bank loan provision increased by $3.9 million for the year ended December 31, 2014 to $4.2 million. The principal reason for the increased provision was due to the recognition of losses on positions that were subsequently sold for credit reasons as well as losses recognized due to the liquidation of Apidos CLO I. We record all such losses are recorded as an adjustment to the allowance for loan and lease losses, effectively increasing the provision for loan and lease losses.
Loan receivable related party provision - The loan receivable - related party provision increased by $1.3 million for the year ended December 31, 2014 to $1.3 million due to the recognition of $936,000 of losses directly related to the leases that serve as collateral for this loan and an additional impairment of $361,000 recognized upon assumption of the lease collateral as payment in full of the loan on December 31, 2014. The additional impairment of $361,000 represents the difference between the fair value of the net lease assets assumed and the cost basis of the related-party loan recorded on our books as of December 31, 2014.

(Back to Index)

(Back to Index)

The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

			Year to Year Dollar Change	Year to Year Percent Change
	Years Ended December 31,
	2013	2012
Operating expenses:
Management fees − related party	$14,220	$18,512	$(4,292)	(23)%
Equity compensation − related party	10,472	4,636	5,836	126%
Rental operating expense	14,062	8,046	6,016	75%
General and administrative - Corporate	12,304	9,773	2,531	26%
General and administrative - PCM	2,203	—	2,203	100%
Depreciation and amortization	3,855	5,885	(2,030)	(34)%
Income tax (benefit) expense	(1,041)	14,602	(15,643)	(107)%
Net impairment losses recognized in earnings	863	180	683	379%
Provision for loan losses	3,020	16,818	(13,798)	(82)%
Total operating expenses	$59,958	$78,452	$(18,494)	(24)%
Year Ended December 31, 2013 as compared to the Year Ended December 31, 2012
Management fees - related party. Management fees - related party decreased $4.3 million to $14.2 million for the year ended December 31, 2013. These expenses represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio. The changes are described below:

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

•
Base management fees increased by $3.2 million to $11.6 million for the year ended December 31, 2013 as compared to $8.3 million for the year ended December 31, 2012. This increase was due to increased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $92.2 million of proceeds from the sales of common stock through our Dividend Reinvestment and Stock Purchase Plan, or DRIP, from January 1, 2012 through December 31, 2013 as well as the receipt of $55.6 million from the proceeds from our September 2012 secondary common stock offering and the receipt of $114.5 million from the proceeds of our April 2013 secondary common stock offering. In addition, we had two issuances of preferred stock. First, in June 2012 we sold $6.0 million 8.5% Series A cumulative preferred stock, or Series A preferred stock. Then in October 2012, we issued $24.2 million of 8.25% Series B cumulative preferred stock, or Series B preferred stock. We also entered into at-the-market sales agreements and sold $9.9 million of Series A and $35.6 million of Series B preferred stock through December 31, 2013, respectively.

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

Equity compensation - related party. Equity compensation - related party increased $5.8 million to $10.5 million for the year ended December 31, 2013. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager as well as employees through our recently acquired residential mortgage company subsidiary. The increase in expense was primarily the result of the issuance of new grants during 2013 and

(Back to Index)

(Back to Index)

2012 as well as the increase in our stock price and its impact on our quarterly remeasurement of the value of unvested stock of non-employees.
Rental operating expense. Rental operating expense increased $6.0 million to $14.1 million for the year ended December 31, 2013 and is primarily related to having, in 2013, a full year operations of a hotel property we acquired by conversion of a loan to equity in September 2012. This hotel is held for sale at December 31, 2013.
General and administrative expense - Corporate. General and administrative expense - Corporate increased $2.5 million to $12.3 million for the year ended December 31, 2013. The increase is primarily the result of the following combination of factors:

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
General and administrative expense - PCM. General and administrative expense - PCA was $2.2 million and is related to the acquisition of PCA, a mortgage origination business in October 2013.
Depreciation and amortization. Depreciation and amortization decreased $2.0 million to $3.9 million for the year ended December 31, 2013. The decrease was the result of the reclassification as held-for-sale of one property in the third quarter of 2013. At the time of the reclassification, we ceased depreciation of the asset. In addition, amortization on our intangible assets decreased as a result of the liquidation of one of our related CLOs in January 2013 for which the majority of expense was recognized in December 2012 and as a result of the consolidation of a CLO which caused the amortization of the related intangible asset to be accelerated into the fourth quarter of 2012.
Income tax expense (benefit). Income tax expense (benefit) decreased $15.6 million to a benefit of $1.0 million for the year ended December 31, 2013. The decrease in income tax expense is primarily attributable to the liquidation of Apidos CLO VIII and Whitney CLO I beginning in September 2013 and October 2013, respectively. The liquidation caused acceleration of note discount and deferred debt amortization as well as accelerated interest expense on subordinated notes. In addition, we had fewer realized gains on sales in our trading portfolio during the year ended December 31, 2013 after selling 12 securities in September 2012 and realizing gains then.
Provision for loan losses. Our provision for loan and lease losses decreased $13.8 million to $3.0 million for the year ended December 31, 2013. The following table summarizes the information relating our loan losses for the periods presented (in thousands):

			Year to Year Dollar Change	Year to Year Percent Change
	Years Ended December 31,
	2013	2012
CRE loan portfolio	$2,686	$5,225	$(2,539)	(49)%
Bank loan portfolio	312	11,593	(11,281)	(97)%
Total provision for loan losses	$2,998	$16,818	$(13,820)	(82)%
CRE Loan Portfolio - The CRE loan provision decreased $2.5 million for the year ended December 31, 2013 to $2.7 million. The principal reason for the decrease was related to three positions for which we took provisions during the year ended December 31, 2012. The positions had a total par value of $41.8 million and were written down to $37.3 million for a weighted average write down percentage of 10.9% of par. During the year ended December 31, 2013, we only took a provision on one previously impaired loan due to further credit deterioration of the borrower.
Bank Loan Portfolio - The bank loan provision decreased by $11.3 million for the year ended December 31, 2013 to $312,000 as compared to $11.6 million for the year ended December 31, 2012. The principal reason for the decrease for the year ended December 31, 2013 was due to improved credit conditions as well as the sales and payoffs of five loans in the general reserve and two impaired loans that were sold and written off during the year ended December 31, 2013. All five loans had been reserved in prior periods.

(Back to Index)

(Back to Index)

Other Revenue (Expense)
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

			Year to Year Dollar Change	Year to Year Percent Change
	Years Ended December 31,
	2014	2013
Other Revenue (Expense):
Equity in earnings of unconsolidated subsidiaries	$4,767	$949	$3,818	402%
Net realized gain on sales of investment securities available-for-sale and loans	15,283	9,637	5,646	59%
Net realized and unrealized (loss) gain on investment securities, trading	(2,818)	(324)	(2,494)	770%
Unrealized gain (loss) and net interest income on linked transactions, net	7,850	(3,841)	11,691	(304)%
Loss on reissuance of debt	(4,442)	—	(4,442)	100%
Gain on sale of real estate	6,127	16,616	(10,489)	(63)%
Other income (expense)	(1,262)	391	(1,653)	(423)%
Total other revenue	$25,505	$23,428	$2,077	9%
Year Ended December 31, 2014 as compared to Year Ended December 31, 2013
Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries increased $3.8 million to $4.8 million for the year ended December 31, 2014. This increase in earnings was primarily related to $3.5 million of gains on the sale of properties in which we owned equity interests in a real estate joint venture, and we also recognized $2.0 million of income related to our investment in CVC Global Opportunities Fund, L.P. as compared to $1.2 million for 2013.
Net realized gain on sales of investment securities available-for-sale and loans. Net realized gains on investment securities available-for-sale and loans increased $5.6 million to $15.3 million for for the year ended December 31, 2014. The current year balance is comprised of gains of $2.9 million related to the liquidation of Apidos CLO I; gains of $4.2 million recognized on the sale of available-for-sale security positions in our newly acquired investment security portfolio held by our consolidated subsidiary RCM Global, LLC; net gains on sales of loans and servicing income at our residential mortgage loan originator of $9.3 million and net gains of $1.3 million on our foreign exchange currency contracts. These gains are partially offset by a realized loss on a TBA (to-be-announced security) hedge contract on a portfolio of jumbo loans held in one of our qualified REIT subsidiaries, realized losses on sales of CMBS securities during the year of $1.6 million and realized losses on our investments in European structured securities of $2.2 million.
Net realized and unrealized (loss) gain on investment securities, trading. Net realized and unrealized (loss) gain on investment securities, trading decreased $2.5 million to a loss of $2.8 million during the year ended December 31, 2014. The current year balance is comprised of a net loss of $3.4 million in our trading portfolio offset by a net gain of $600,000 from Pelium Capital, our consolidated subsidiary that invests in structured securities classified as trading securities.
Unrealized gain (loss) and net interest income on linked transactions, net. Unrealized gain (loss) and net interest income on linked transactions, net, increased $11.7 million to a loss of $7.9 million for the year ended December 31, 2014. The amounts are related to our CMBS securities that are purchased with repurchase agreements with the same counterparty from whom the securities were purchased. These transactions are entered into contemporaneously or in contemplation of each other and are presumed not to meet sale accounting criteria. We account for these transactions on a net basis and record a forward purchase commitment to purchase securities (each, a “linked transaction”) at fair value.
Loss on reissuance of debt. Loss on reissuance of debt was $4.4 million for the year ended December 31, 2014. The transactions that give rise to the recognition of a loss on the reissuance of debt resulted from the reissuance of previously repurchased senior and junior notes in our consolidated variable interest entities in the open market. These senior and junior notes were originally repurchased at discounts to par and represent an opportunity to provide us strategic financing at beneficial rates upon reissuance. At the date these notes were repurchased, a gain, representative of the difference between the repurchase price and the par value of the note, was recognized. Because these same notes were reissued during the year ended December 31, 2014, at a price less than par, an unrealized loss equal to the difference between the reissued price and the par value of the note was recognized in current earnings.

(Back to Index)

(Back to Index)

Gain on sale of real estate. The gain on the sale of real estate decreased $10.5 million to $6.1 million and is related to the sale of our remaining three properties for a combined gain of $6.1 million as compared to a gain of $16.6 million from the sale of a multi-family apartment building in 2013.
Other income (expense). Other income (expense) decreased $1.7 million to a loss of $1.3 million primarily related to the consolidation of LCF as a result of our additional investment in and acquisition of a controlling financial interest in the company during the first quarter of 2014.
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

			Year to Year Dollar Change	Year to Year Percent Change
	Years Ended December 31,
	2013	2012
Other Revenue (Expense):
Equity in earnings (losses) of unconsolidated subsidiaries	$949	$(2,709)	$3,658	(135)%
Net realized gain on sales of investment securities available-for-sale and loans	9,637	4,106	5,531	135%
Net realized and unrealized (loss) gain on investment securities, trading	(324)	12,435	(12,759)	(103)%
Unrealized (loss) gain and net interest income on linked transactions, net	(3,841)	728	(4,569)	(628)%
Gain on extinguishment of debt	—	16,699	(16,699)	(100)%
Gain on sale of real estate	16,616	—	16,616	100%
Other income	391	2,498	(2,107)	(84)%
Total other revenue	$23,428	$33,757	$(10,329)	(31)%
Year Ended December 31, 2013 as compared to Year Ended December 31, 2012
Equity in earnings (losses) of unconsolidated subsidiaries. Equity in earnings (losses) of unconsolidated subsidiaries increased $3.7 million for the year ended December 31, 2013. This increase in earnings was primarily related to our investment in LCC for which we realized a loss of $183,000 for the year ended December 31, 2013 as compared to a loss of $3.3 million for the year ended December 31, 2012. In addition, we recognized $1.2 million of income related to our investment in CVC Global Credit Opportunities Fund, L.P. There was no such investment during the year ended December 31, 2012.

Net realized gains on investment securities available-for-sale and loans. Net realized gains on investment securities available-for-sale and loans increased $5.5 million to $9.6 million for the year ended December 31, 2013. The increase for the year ended December 31, 2013 is primarily due to gains of $5.0 million as a result of the liquidation of Apidos CLO VIII in October 2013 as well as gains of $2.2 million on the sales of residential mortgage loans, a business we acquired in October 2013.
Net realized and unrealized gain on investment securities, trading. Net realized and unrealized gain on investment securities, trading decreased $12.8 million to a loss of $324,000 during the year ended December 31, 2013 primarily as a result of a sale of nine securities in 2013 and 12 securities in September 2012, which has significantly reduced the balance of investments held in trading securities. The remaining portfolio has decreased substantially as we held eight positions and 13 positions at December 31, 2013 and December 31, 2012, respectively, and as a result, there is less opportunity to realize gains. In addition, marks decreased at December 31, 2013 as a result of a downturn in the market for these types of securities.
Unrealized (loss) gain and net interest income on linked transactions, net. Unrealized (loss) gain and net interest income on linked transactions, net increased $4.6 million to a loss of $3.8 million. The increase in expense for the year ended December 31, 2013 resulted from the change in market value of our linked transactions with longer duration to maturity at December 31, 2013 as compared to December 31, 2012.
Gain on sale of real estate. Gain on sale of real estate was $16.6 million for the year ended December 31, 2013 as a result of the sale of a multi-family apartment building. During the three months ended June 30, 2013, we entered into a listing agreement for this property. The sale settled on September 30, 2013.

(Back to Index)

(Back to Index)

Gain on extinguishment of debt. There was no gain on the extinguishment of debt during the year ended December 31, 2013 as compared to a gain of $16.7 million recognized during the year ended December 31, 2012 resulting from the repurchase of a portion of the debt issued by RREF CDO 2006-1, RREF CDO 2007-1 and Apidos CDO I at discounts during the period. The notes, issued at par, were bought back as an investment by us at a weighted average price of 88.7%.
Other income. Other income decreased $2.1 million to $391,000 as a result of recognizing a gain on consolidation of $2.5 million during the year ended December 31, 2012 related to the consolidation of Whitney CLO I as a result of our acquisition of a controlling financial interest where the net fair value of the assets acquired exceeded our purchase price.
Summary.
Our total assets at December 31, 2014 were $2.7 billion as compared to $2.2 billion at December 31, 2013.  The increase in total assets was principally due to continued expansion of our loan portfolio, slightly offset by sale of our investments in real estate and liquidation of Apidos CLO I and Moselle CLO.
Investment Portfolio
The table below summarizes the amortized cost and net carrying amount of RSO's investment portfolio as of December 31, 2014 and December 31, 2013 classified by interest rate and by asset type (in thousands, except percentages):

	Amortized cost	Net Carrying Amount	Percent of portfolio	Weighted average coupon
As of December 31, 2014
Loans Held for Investment:
Commercial real estate loans (1):
Whole loans	$1,263,592	$1,259,834	52.26%	5.33%
B notes	16,072	16,017	0.66%	8.68%
Mezzanine loans	67,366	67,136	2.78%	7.44%
Bank loans	330,648	330,078	13.69%	3.70%
Middle market loans	250,113	250,113	10.38%	8.35%
Residential mortgage loans	2,802	2,802	0.12%	4.57%
Loans receivable-related party	1,277	1,277	0.05%	4.62%
	1,931,870	1,927,257	79.94%
Loans held for sale (2):
Bank loans	282	282	0.01%	3.76%
Residential mortgage loans	111,454	111,454	4.62%	4.04%
	111,736	111,736	4.63%
Investments in Available-for-Sale Securities:
CMBS-private placement	168,669	170,405	7.07%	4.78%
CMBS-linked transactions	14,900	15,367	0.64%	5.44%
RMBS	29,814	30,751	1.28%	3.17%
ABS	55,617	72,157	2.99%	N/A (3)
Corporate Bonds	2,415	2,407	0.10%	4.88%
	271,415	291,087	12.08%
Investment Securities-Trading:
Structured notes	23,319	20,786	0.86%	N/A (3)
RMBS	1,896	—	—%	N/A (3)
	25,215	20,786	0.86%
Other (non-interest bearing):
Property available for sale	180	180	0.01%	N/A
Investment in unconsolidated entities	59,827	59,827	2.48%	N/A
	60,007	60,007	2.49%
Total Investment Portfolio	$2,400,243	$2,410,873	100.00%

(Back to Index)

(Back to Index)

	Amortized cost	Net Carrying Amount	Percent of portfolio	Weighted average coupon
As of December 31, 2013
Loans Held for Investment:
Commercial real estate loans (1):
Whole loans	$745,789	$746,440	42.01%	5.47%
B notes	16,205	16,031	0.90%	8.68%
Mezzanine loans	64,317	50,611	2.85%	6.70%
Bank loans	515,393	512,002	28.82%	3.85%
Middle market loans	39,780	39,780	2.24%	8.37%
Residential mortgage loans	1,849	1,849	0.10%	4.19%
Loans receivable-related party	6,966	6,966	0.39%	8.35%
	1,390,299	1,373,679	77.31%
Loans held for sale (2):
Bank loans	2,377	2,377	0.13%	6.43%
Middle market loans	4,473	4,473	0.25%	7.75%
Residential mortgage loans	15,066	15,066	0.85%	4.19%
	21,916	21,916	1.23%
Investments in Available-for-Sale Securities:
CMBS-private placement	185,178	180,718	10.17%	4.89%
CMBS-linked transactions	35,736	30,066	1.69%	3.93%
ABS	25,406	26,656	1.50%	N/A (3)
Corporate Bonds	2,517	2,463	0.14%	8.05%
	248,837	239,903	13.50%
Investment Securities-Trading:
Structured notes	8,057	11,107	0.63%	N/A (3)
RMBS	1,919	451	0.03%	N/A (3)
	9,976	11,558	0.66%
Other (non-interest bearing):
Property available for sale	25,346	25,346	1.43%	—%
Investment in unconsolidated entities	29,778	29,778	1.68%	—%
Investment in Real Estate	74,438	74,438	4.19%	—%
	129,562	129,562	7.30%
Total Investment Portfolio	$1,800,590	$1,776,618	100.00%

(1)
Net carrying amount includes an allowance for loan losses of $4.0 million at December 31, 2014, allocated as follows: whole loans $3.8 million, B notes $55,000 and mezzanine loans $231,000. Net carrying amount includes an allowance for loan losses of $10.4 million at December 31, 2013, allocated as follows: whole loans $9.7 million, B notes $174,000 and mezzanine loans $559,000

(2)	Loans held for sale are carried at the lower of cost or fair market value. Amortized cost is equal to fair value.

(3)	There is no stated rate associated with these securities.
Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS-private placement portfolio at a net discount.  At December 31, 2014 and 2013, the remaining discount to be accreted into income over the remaining lives of the securities was $3.6 million and $7.2 million, respectively. At December 31, 2014 and 2013, the remaining premium to be amortized into income over the remaining lives of the securities was $619,000 and $645,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.
During the years ended December 31, 2014, 2013, and 2012 we recognized other-than-temporary impairment losses of $0, $328,000 and $42,000, respectively, on positions that supported our CMBS investments. Securities classified as available-for-sale have decreased on a net basis as of December 31, 2014 as compared to December 31, 2013 primarily due to paydowns in 2014. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS-private placement at fair value (in thousands, except percentages):

	Fair Value at December 31, 2013	Net Purchases	Upgrades/Downgrades	Paydowns	MTM Change on Same Ratings	Fair Value at December 31, 2014
Moody's Ratings Category:
Aaa	$49,837	$7,575	$(2,328)	$(26,706)	$2,257	$30,635
Aa1 through Aa3	5,356	—	3,223	(4,554)	1,648	5,673
A1 through A3	14,611	—	(723)	(677)	(2,270)	10,941
Baa1 through Baa3	38,711	(8,689)	(2,500)	(1,537)	(2,537)	23,448
Ba1 through Ba3	13,738	10,889	(4,721)	—	(1,535)	18,371
B1 through B3	13,381	8,936	8,573	—	2,599	33,489
Caa1 through Caa3	14,744	3,678	(4,631)	—	1,792	15,583
Ca through C	8,614	(3,678)	779	(213)	6,176	11,678
Non-Rated	21,726	838	2,328	(803)	(3,502)	20,587
Total	$180,718	$19,549	$—	$(34,490)	$4,628	$170,405

S&P Ratings Category:
AAA	$53,239	$754	$—	$(29,109)	$(2,781)	$22,103
A+ through A-	7,999	—	—	—	(137)	7,862
BBB+ through BBB-	14,303	—	3,485	(803)	934	17,919
BB+ through BB-	32,795	2,491	2,458	—	(1,358)	36,386
B+ through B-	33,162	3,850	(5,943)	—	1,639	32,708
CCC+ through CCC-	12,176	9,989	(1,161)	—	3,297	24,301
D	1,980	—	1,161	(213)	3,145	6,073
Non-Rated	25,064	2,465	—	(4,365)	(111)	23,053
Total	$180,718	$19,549	$—	$(34,490)	$4,628	$170,405
Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2014:
Structured notes	$22,876	$1,098	$(3,188)	$20,786
RMBS	1,896	—	(1,896)	—
Total	$24,772	$1,098	$(5,084)	$20,786

As of December 31, 2013:
Structured notes	$8,057	$4,050	$(1,000)	$11,107
RMBS	1,919	—	(1,468)	451
Total	$9,976	$4,050	$(2,468)	$11,558
We purchased 38 securities and sold nine securities during the year ended December 31, 2014, for a net realized gain of $3.0 million. We held 37 and eight investment securities, trading as of December 31, 2014 and 2013, respectively.

(Back to Index)

(Back to Index)

Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
As of December 31, 2014:
Whole loans, floating rate (1) (4) (6)	73	$1,263,592	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,072	8.68%	April 2016
Mezzanine loans, floating rate	1	12,558	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (7)	3	54,808	0.50% to 18.71%	January 2016 to September 2019
Total (2)	78	$1,347,030

As of December 31, 2013:
Whole loans, floating rate (1) (5) (6)	51	$745,789	LIBOR plus 2.68% to LIBOR plus 12.14%	March 2014 to February 2019
B notes, fixed rate	1	16,205	8.68%	April 2016
Mezzanine loans, floating rate	1	12,455	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (7)	3	51,862	0.50% to 18.72%	September 2014 to September 2019
Total (2)	56	$826,311

(1)
Whole loans had $105.1 million and $13.7 million in unfunded loan commitments as of December 31, 2014 and 2013, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $4.0 million and $10.4 million as of December 31, 2014 and 2013, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Floating rate whole loans include a combined $12.0 million mezzanine component of two whole loans, which have a fixed rate of 12.0%, and a $4.2 million mezzanine component of two whole loans that have a fixed rate of 15% at December 31, 2014.

(5)	Floating rate whole loans include a combined $11.4 million mezzanine component of two whole loans, which have a fixed rate of 12.0% as of December 31, 2013.

(6)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of December 31, 2014 and December 31, 2013.

(7)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

Bank Loans.  At December 31, 2014, our consolidated securitizations, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO held a total of $323.0 million of bank loans at fair value.   The bank loans held by the securitizations secure the CDO notes they issued and are not available to satisfy the claims of our creditors.  The aggregate fair value of bank loans held decreased by $195.0 million over their holdings at December 31, 2013. This decrease was primarily due to the liquidation of Apidos CDO I during the quarter and year ended December 31, 2014.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments (in thousands):

	December 31, 2014		December 31, 2013
	Amortized cost	Fair Value (1)	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$16,205	$16,056	$10,885	$10,936
Ba1 through Ba3	173,118	169,207	263,589	265,945
B1 through B3	129,863	126,774	205,243	205,490
Caa1 through Caa3	5,234	4,915	16,360	14,799
Ca	—	—	667	332
No rating provided	6,510	6,256	21,026	20,600
Total	$330,930	$323,208	$517,770	$518,102

S&P ratings category:
BBB+ through BBB-	$48,582	$48,110	$46,201	$46,562
BB+ through BB-	139,544	134,434	222,270	222,432
B+ through B-	132,732	131,105	214,505	216,680
CCC+ through CCC-	3,105	3,096	11,622	11,372
CC+ through CC-	—	—	—	—
C+ through C-	—	—	—	—
D	459	208	2,251	723
No rating provided	6,508	6,255	20,921	20,333
Total	$330,930	$323,208	$517,770	$518,102

Weighted average rating factor	1,786		1,917

(1)     The bank loan portfolio's fair value is determined using dealer quotes.
Middle Market Loans.  At December 31, 2014, Northport our middle market lending platform, held a total of $247.8 million of middle market loans at fair value. The middle market loans held by Northport TRS, LLC serve to collateralize its senior secured revolving credit agreement. The aggregate fair value of bank loans held increased by $202.9 million over their holdings at December 31, 2013. This increase was primarily due to increased originations and purchase of production in our middle market lending platform.
The following table summarizes our middle market loans (in thousands):

	December 31, 2014		December 31, 2013
	Amortized cost	Fair Value (1)	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$—	$—	$—	$—
Ba1 through Ba3	—	—	—	—
B1 through B3	—	—	11,751	12,027
Caa1 through Caa3	62,053	60,126	7,863	7,903
Ca	—	—	—	—
No rating provided	188,060	187,655	24,639	24,928
Total	$250,113	$247,781	$44,253	$44,858

S&P ratings category:
BBB+ through BBB-	$—	$—	$—	$—
BB+ through BB-	—	—	1,976	2,010
B+ through B-	4,959	3,798	14,202	14,455
CCC+ through CCC-	49,665	48,988	3,437	3,466
CC+ through CC-	—	—	—	—
C+ through C-	—	—	—	—
D	—	—	—	—
No rating provided	195,489	194,995	24,638	24,927
Total	$250,113	$247,781	$44,253	$44,858

Weighted average rating factor	6,500		1,707

(Back to Index)

(Back to Index)

(1)     The middle market loan portfolio's fair value is determined using dealer quotes.
The following table provides information as to the lien position and status of our bank and middle market loans, which we consolidate (in thousands):

	Amortized Cost
	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	Northport LLC (1)	Total
As of December 31, 2014:
Loans held for investment:
First lien loans	$153	$80,196	$245,377	$—	$149,287	$475,013
Second lien loans	—	—	3,572	—	100,826	104,398
Third lien loans	—	—	—	—	—	—
Defaulted first lien loans	—	—	—	—	—	—
Defaulted second lien loans	—	971	379	—	—	1,350
Total	153	81,167	249,328	—	250,113	580,761
First lien loans held for sale at fair value	—	—	282	—	—	282
Total	$153	$81,167	$249,610	$—	$250,113	$581,043

As of December 31, 2013:
Loans held for investment:
First lien loans	$79,483	$126,890	$296,368	$72	$31,974	$534,787
Second lien loans	—	—	1,139	—	7,805	8,944
Third lien loans	3,020	2,475	2,463	—	—	7,958
Defaulted first lien loans	1,206	1,124	486	—	—	2,816
Defaulted second lien loans	334	334	—	—	—	668
Total	84,043	130,823	300,456	72	39,779	555,173
First lien loans held for sale at fair value	537	651	1,189	—	4,473	6,850
Total	$84,580	$131,474	$301,645	$72	$44,252	$562,023

(1)
In September 2014 Resource TRS LLC and RCC Commercial contributed their interests in certain directly originated and syndicated bank loans to form Northport LLC. At December 31, 2013 Resource TRS LLC and RCC Commercial held a total of $34.0 million and $10.3 million of bank loans, respectively at amortized cost.

Asset-backed securities. At December 31, 2014, we held a total of $11.8 million of ABS at fair value through Apidos CDO III and Apidos Cinco CDO, all of which secure the debt issued by these entities.  At December 31, 2013, we held a total of $26.7 million fair value of ABS through Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, all of which secured the debt issued by these entities.  The decrease in total ABS during 2014 was substantially due to the liquidation of Apidos CDO I.

(Back to Index)

(Back to Index)

The following table summarizes our ABS at fair value (in thousands):

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$6,084	$6,638	$4,650	$5,058
Aa1 through Aa3	3,748	4,168	8,097	7,469
A1 through A3	—	—	1,263	3,801
Baa1 through Baa3	243	232	2,737	2,736
Ba1 through Ba3	774	727	8,021	6,981
B1 through B3	—	—	638	611
Caa1 through Caa3	—	—	—	—
No rating provided	—	—	—	—
Total	$10,849	$11,765	$25,406	$26,656

S&P ratings category:
AAA	$5,169	$5,640	$—	$—
AA+ through AA-	3,748	4,168	8,030	7,259
A+ through A-	—	—	5,107	8,094
BBB+ through BBB-	—	—	—	—
BB+ through BB-	774	727	4,868	4,019
B+ through B-	243	232	1,577	1,578
CCC+ through CCC-	—	—	—	—
No rating provided	915	998	5,824	5,706
Total	$10,849	$11,765	$25,406	$26,656

Weighted average rating factor	99		416
Corporate bonds. At December 31, 2014, our consolidated securitization, Apidos Cinco CDO, held a total of $2.4 million of corporate bonds at fair value, which secure the debt issued by this entity.  These investments are held at fair value with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet. The aggregate fair value of corporate bonds held decreased by $56,000 over those held at December 31, 2013. This decrease was primarily due to the sale of two bonds in Apidos Cinco CDO, partially offset by a purchase in Apidos Cinco CDO.

(Back to Index)

(Back to Index)

The following table summarizes our corporate bonds at fair value (in thousands):

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$—	$—	$—	$—
Aa1 through Aa3	—	—	—	—
A1 through A3	—	—	—	—
Baa1 through Baa3	—	—	—	—
Ba1 through Ba3	—	—	—	—
B1 through B3	—	—	—	—
Caa1 through Caa3	957	960	1,582	1,598
Ca	1,458	1,447	—	—
No rating provided	—	—	935	865
Total	$2,415	$2,407	$2,517	$2,463

S&P ratings category:
AAA	$—	$—	$—	$—
AA+ through AA-	—	—	—	—
A+ through A-	—	—	—	—
BBB+ through BBB-	—	—	—	—
BB+ through BB-	—	—	—	—
B+ through B-	868	870	869	873
CCC+ through CCC-	1,547	1,537	1,648	1,590
No rating provided	—	—	—	—
Total	$2,415	$2,407	$2,517	$2,463
Weighted average rating factor	4,770		6,500
Investments in Unconsolidated Entities
The following table shows our investments in unconsolidated entities as of 2014 and 2013 and equity in net earnings (losses) of unconsolidated subsidiaries for the years ended December 31, 2014 and 2013 (in thousands):

		Balance as of		Years Ended December 31,
	Ownership %	December 31, 2014	December 31, 2013	2014	2013	2012
Varde Investment Partners, L.P	7.5%	$654	$674	$(20)	$148	$(135)
RRE VIP Borrower, LLC (1)		—	—	3,473	277	682
Investment in LCC Preferred Stock	28.4%	39,416	41,016	(1,555)	(183)	(3,256)
Investment in CVC Global Credit Opportunities Fund	27.7%	18,209	16,177	2,032	1,177	—
Investment in Life Care Funding (2)	50.2%	—	1,530	(75)	(470)	—
Investment in School Lane House (1)		—	975	912	—	—
		58,279	60,372	4,767	949	(2,709)
Investment in RCT I and II (3)	3%	1,548	1,548	2,387	2,401	2,494
Investment in Preferred Equity (1) (4)		—	7,149	410	992	705
		$59,827	$69,069	$7,564	$4,342	$490

(1)	Investment in School Lane House, Investment in RRE VIP Borrower and the Investments in preferred equity were sold as of December 31, 2014.

(2)	We began consolidating this investment during the first quarter of 2014. Ownership % represents ownership after consolidation.

(3)	For the years ended December 31, 2014, 2013, and 2012 these amounts are recorded in interest expense on tour consolidated statements of income.

(4)	For the years ended December 31, 2014, 2013 and 2012 these amounts are recorded in interest income on loans on our consolidated statements of income.

(Back to Index)

(Back to Index)

In January 2013, Long-Term Care Conversion, Inc., a wholly-owned subsidiary of ours, or LTCC, invested $2.0 million into Life Care Funding, LLC, a joint-venture established for the purpose of originating and acquiring life settlement contracts in which we own 50.2%, or LCF. In February 2014, we invested an additional $1.4 million, which resulted in the consolidation of LCF during the first quarter of 2014.
Financing Receivables
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans		Middle Market Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of December 31, 2014:
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391		$—	$—	$—	$13,807
Provision (recovery) for loan loss	(3,758)	4,173		92	—	1,297	1,804
Loans charged-off	(2,615)	(6,994)		(92)	—	(1,297)	(10,998)
Allowance for losses at December 31, 2014	$4,043	$570		$—	$—	$—	$4,613
Ending balance: (1)
Individually evaluated for impairment	$—	$570		$—	$—	$—	$570
Collectively evaluated for impairment	$4,043	$—		$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—		$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$166,180	$1,350		$250,113	$—	$1,277	$418,920
Collectively evaluated for impairment	$1,180,850	$329,580		$—	$2,802	$—	$1,513,232
Loans acquired with deteriorated credit quality	$—	$—		$—	$—	$—	$—
As of December 31, 2013:
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705		$—	$—	$—	$17,691
Provision for loan loss	2,686	312		22	—	—	3,020
Loans charged-off	(256)	(6,626)		(22)	—	—	(6,904)
Allowance for losses at December 31, 2013	$10,416	$3,391		$—	$—	$—	$13,807
Ending balance:
Individually evaluated for impairment	$4,572	$2,621		$—	$—	$—	$7,193
Collectively evaluated for impairment	$5,844	$770		$—	$—	$—	$6,614
Loans acquired with deteriorated credit quality	$—	$—		$—	$—	$—	$—
Loans:
Ending balance: (1)
Individually evaluated for impairment	$194,403	$3,554		$—	$—	$6,966	$204,923
Collectively evaluated for impairment	$631,908	$558,469	(2)	$—	$16,915	$—	$1,207,292
Loans acquired with deteriorated credit quality	$—	$—		$—	$—	$—	$—

(1)	Loan balances as of December 31, 2014 and 2013 include loans held for sale.

(2)	Contains $44.3 million of middle market loans at December 31, 2013.

(Back to Index)

(Back to Index)

Credit quality indicators
Bank Loans
We use a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-5 with 1 representing our highest rating and 5 representing its lowest rating.  We also designate loans that are sold after the period end as held for sale at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  We consider factors such as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies and industry dynamics in grading our bank loans.
Credit risk profiles of bank and middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2014:
Bank loans	$291,214	$32,660	$5,424	$—	$1,350	$282	$330,930

As of December 31, 2013:
Bank loans	$448,224	$42,476	$18,806	$2,333	$3,554	$2,377	$517,770
All of our bank loans were performing with the exception of two loans with an amortized cost of $1.4 million as of December 31, 2014, one of which defaulted as of March 31, 2014 and the other defaulted as of September 30, 2014. As of December 31, 2013, all of our bank loans were performing with the exception of three loans with an amortized cost of $3.6 million, one of which defaulted in 2012, one of which defaulted as of March 31, 2013 and one of which defaulted as of June 30, 2013.
Middle Market Loans
We use a risk grading matrix to assign grades to middle market loans.  At inception, all middle market loans are graded at a 2 and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1-5 with 1 representing our highest rating and 5 representing its lowest rating.  A loan with a rating of a 2 is considered performing within expectations. We consider metrics such as performance of the underlying company, liquidity, collectability of interest and principal payments, enterprise valuation, default probability, and industry dynamics in grading its middle market loans.
Credit risk profiles of bank and middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2014:
Middle market loans	$—	$240,245	$9,868	$—	$—	$—	$250,113

As of December 31, 2013:
Middle market loans	$—	$39,780	$—	$—	$—	$4,473	$44,253
All of our middle market loans were performing as of December 31, 2014 and 2013.
Commercial Real Estate Loans
We use a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing our highest rating and 4 representing our lowest rating.  We value loans that are sold after the period end at the lower of our fair market value or cost, net of any allowances and costs associated with the loan sales. In addition to the underlying performance of the loan collateral, we consider such things as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading our commercial real estate loans.

(Back to Index)

(Back to Index)

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of December 31, 2014:
Whole loans	$1,231,092	$32,500	$—	$—	$—	$1,263,592
B notes	16,072	—	—	—	—	16,072
Mezzanine loans	45,432	21,934	—	—	—	67,366
	$1,292,596	$54,434	$—	$—	$—	$1,347,030

As of December 31, 2013:
Whole loans	$680,718	$32,500	$32,571	$—	$—	$745,789
B notes	16,205	—	—	—	—	16,205
Mezzanine loans	51,862	12,455	—	—	—	64,317
	$748,785	$44,955	$32,571	$—	$—	$826,311
All of our commercial real estate loans were performing as of December 31, 2014 and 2013.
Residential Mortgage Loans
We review residential mortgage loans periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing underlying conditions. We also designate loans that are sold after period end but before the financial statements are issued as held for sale at the lower of their fair market value or cost.
Loans Receivable - Related Party
In December 2014, we accepted net lease assets with a value of $1.9 million in lieu of cash in order to satisfy the outstanding balance of a related party loan with Lease Equity Appreciation Fund II, L.P, an equipment leasing partnership sponsored by LEAF Financial, a wholly-owned subsidiary of Resource America, and of which a LEAF Financial subsidiary is the general partner. As a result of this transfer of assets and other impairments taken on the underlying lease portfolio during the year, we recorded a total provision for loan losses in the amount of $1.3 million for the year ended December 31, 2014. We took ownership of the lease portfolio to reduce the operating costs of managing the portfolio, which we believe, in turn, maximizes the return of expected future cash flows on our investment.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis for the years indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of December 31, 2014:
Whole loans	$—	$—	$—	$—	$1,263,592	$1,263,592	$—
B notes	—	—	—	—	16,072	16,072	—
Mezzanine loans	—	—	—	—	67,366	67,366	—
Bank loans (1)	—	—	1,350	1,350	329,580	330,930	—
Middle market loans (3)	—	—	—	—	250,113	250,113	—
Residential mortgage loans (2)	443	82	119	644	113,612	114,256	—
Loans receivable- related party	—	—	—	—	1,277	1,277	—
Total loans	$443	$82	$1,469	$1,994	$2,041,612	$2,043,606	$—

As of December 31, 2013:
Whole loans	$—	$—	$—	$—	$745,789	$745,789	$—
B notes	—	—	—	—	16,205	16,205	—
Mezzanine loans	—	—	—	—	64,317	64,317	—
Bank loans(1)	—	—	3,554	3,554	514,216	517,770	—
Middle market loans (3)	—	—	—	—	44,253	44,253	—
Residential mortgage loans (2)	234	91	268	593	16,322	16,915	—
Loans receivable- related party	—	—	—	—	6,966	6,966	—
Total loans	$234	$91	$3,822	$4,147	$1,408,068	$1,412,215	$—

(1)	Contains $282,000 and $2.4 million of bank loans held for sale at December 31, 2014 and 2013, respectively.

(2)	Contains $111.5 million and $15.1 million of residential mortgage loans held for sale at December 31, 2014 and 2013, respectively.

(3)	Contains $0 and $4.5 million of middle market loans held for sale at December 31, 2014 and 2013, respectively.

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of December 31, 2014:
Loans without a specific valuation allowance:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$2,859
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,082	$2,082	$—	$2,082	$148
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,350	$1,350	$(570)	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	2,859
Bank loans	1,350	1,350	(570)	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	2,082	2,082	—	2,082	148
Loans receivable - related party	—	—	—	—	—
	$169,612	$169,612	$(570)	$170,599	$15,686

As of December 31, 2013:
Loans without a specific valuation allowance:
Whole loans	$130,759	$130,759	$—	$123,495	$8,439
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,615
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$315	$268	$—	$—	$—
Loans receivable - related party	$5,733	$5,733	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,572	$25,572	$(4,572)	$24,748	$1,622
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,554	$3,554	$(2,621)	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$156,331	$156,331	$(4,572)	$148,243	$10,061
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,615
Bank loans	3,554	3,554	(2,621)	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	315	268	—	—	—
Loans receivable - related party	5,733	5,733	—	—	—
	$204,005	$203,958	$(7,193)	$186,315	$11,676

(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Year Ended December 31, 2014:
Whole loans	3	$99,739	$99,739
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	4	$137,811	$137,811

Year Ended December 31, 2013:
Whole loans	5	$143,484	$147,826
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Middle market loans	—	—	—
Loans receivable - related party	1	6,592	6,592
Total loans	6	$150,076	$154,418
As of December 31, 2014 and 2013, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted. On December 31, 2014, the loan receivable - related party was extinguished and the underlying collateral was assigned to usivity. During the year ended December 31, 2014, we recorded $1.3 million in total write-downs on the loan.
Investments in Real Estate
The table below summarizes our investments in real estate (in thousands, except number of properties):

	December 31, 2013
	Book Value	Number of Properties
Multi-family property	$22,107	1
Office property	10,273	1
Subtotal	32,380
Less: Accumulated depreciation	(2,602)
Investments in real estate	$29,778
During the year ended December 31, 2014, we made no acquisitions and sold our remaining three properties for a combined gain of $6.1 million, which is recorded on the consolidated statements of income in gain on sale of real estate. One of the properties was reclassified to property available-for-sale on the balance sheet as of December 31, 2013.
During the year ended December 31, 2013, we made no acquisitions and sold one of our multi-family properties for a gain of $16.6 million, which was recorded in gain on sale of real estate on our consolidated statements of income.

(Back to Index)

(Back to Index)

Restricted cash.
At December 31, 2014, we had restricted cash of $122.1 million, which consisted of $121.2 million of restricted cash within our ten securitizations and $891,000 held in various reserve accounts. At December 31, 2013, we had restricted cash of $63.3 million, which consisted of $61.4 million of restricted cash on our seven securitizations, $771,000 held in a margin account related to our swap portfolio, $848,000 held in restricted accounts at our investment properties and $318,000 held primarily in a pledged account at our subsidiary, PCM.  The increase of $58.8 million is primarily related to new loan settlements in our CDOs, which were a result of the use of restricted cash available for reinvestment prior to the expiration of the reinvestment periods.
Interest Receivable.
At December 31, 2014, we had interest receivable of $16.3 million, which consisted of $16.3 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  At December 31, 2013, we had interest receivable of $9.0 million, which consisted of $9.0 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  The increase resulted from an increase in interest receivable on mezzanine loans of $3.6 million, an increase in interest receivable on bank loans of $244,000, an increase in interest receivable on ABS of $1.7 million and an increase in interest receivable on middle market loans $1.5 million, partially offset by a decrease of 133,600 in interest receivable on CMBS.
Prepaid Expenses.
The following table summarizes our prepaid expenses as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Prepaid taxes	$2,622	$2,004
Prepaid insurance	191	281
Other prepaid expenses	1,383	586
Total	$4,196	$2,871
Prepaid expenses increased $1.3 million to $4.2 million as of December 31, 2014 from $2.9 million as of December 31, 2013. The increase resulted primarily from a increase of $618,000 in prepaid taxes and by an increase of $797,000 in other prepaid expenses, partially offset by a decrease of $90,000 in prepaid insurance.
Other Assets.
The following table summarizes our other assets as of December 31, 2014 and 2013 (in thousands):

	Years Ended
	December 31,
	2014	2013
Mortgage Servicing Rights	$9,374	$—
Other assets	6,989	6,515
Investment in life settlement contracts	3,361	1,107
Fixed assets - non real estate	1,901	1,069
Management fees receivable	1,076	970
Other receivables	1,696	858
Preferred stock proceeds receivable	207	207
Total	$24,604	$10,726
Other assets increased $13.9 million to $24.6 million as of December 31, 2014 from $10.7 million as of December 31, 2013.  This increase resulted primarily from the acquisition of PCM which included $9.4 million in mortgage servicing rights and a receivable of $3.7 million for middle market loans sold prior to year end. In addition, we had an increase of $2.3 million in life settlement contracts due to our investment in LCF.

(Back to Index)

(Back to Index)

Hedging Instruments.
The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of income for the years presented:

Fair Value of Derivative Instruments as of December 31, 2014
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$59,467	Derivatives, at fair value	$970
Forward contracts - residential mortgage lending	$5,000	Derivatives, at fair value	$7
Forward contracts - RMBS securities	$42,614	Derivatives, at fair value	$1,297
Forward contracts - foreign currency, hedging	$54,948	Derivatives, at fair value	$3,377
Options - U.S. Treasury futures	$90	Derivatives, at fair value	$52
Total return swap	$—	Derivatives, at fair value	$—
Warrants	$492	Derivatives, at fair value	$898
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$124,017	Derivatives, at fair value	$8,680
Interest rate lock agreements	$798	Derivatives, at fair value	$10
Forward contracts - residential mortgage lending	$154,692	Derivatives, at fair value	$1,036
Forward contracts - foreign currency, hedging	$—	Derivatives, at fair value	$—
Forward contracts - TBA securities	$15,000	Derivatives, at fair value	$47

Interest rate swap contracts	$124,017	Accumulated other comprehensive loss	$8,680

Fair Value of Derivative Instruments as of December 31, 2013
(in thousands)

Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$—	Derivatives, at fair value	—
Forward contracts - residential mortgage lending	$—	Derivatives, at fair value	—
Forward contracts - foreign currency, hedging	$—	Derivatives, at fair value	—
Total return swap	$—	Derivatives, at fair value	—
Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$129,497	Derivatives, at fair value	$10,586
Interest rate lock agreements	$—	Derivatives, at fair value	$—
Forward contracts - residential mortgage lending	$—	Derivatives, at fair value	$—
Forward contracts - foreign currency, hedging	$—	Derivatives, at fair value	$—
Forward contracts - TBA securities	$—	Derivatives, at fair value	$—

Interest rate swap contracts	$129,497	Accumulated other comprehensive loss	$10,586

(Back to Index)

(Back to Index)

The Effect of Derivative Instruments on the Statements of Income for the
Year Ended December 31, 2014
(in thousands)

	Derivatives
	Notional Amount	Statement of Income Location	Unrealized Gains (Loss) (1)
Interest rate swap contracts	$124,017	Interest expense	$6,555
Interest rate lock agreements	$60,265	Net realized gain on sales of investment securities available-for-sale and loans	$960
Forward contracts - residential mortgage lending	$159,692	Net realized gain on sales of investment securities available-for-sale and loans	$(1,029)
Forward contracts - RMBS securities	$42,614	Net realized gain on sales of investment securities available-for-sale and loans	$1,297
Forward contracts - foreign currency, hedging	$54,948	Net realized gain on sales of investment securities available-for-sale and loans	$3,377
Options - U.S. Treasury futures	$90	Net realized gain on sales of investment securities available-for-sale and loans	$(28)
Forward contracts - TBA securities	$15,000	Net realized gain on sales of investment securities available-for-sale and loans	$(47)
Warrants		Net realized gain on sales of investment securities available-for-sale and loans	$898

The Effect of Derivative Instruments on the Statements of Income for the
Year Ended December 31, 2013
(in thousands)

Derivatives
	Notional Amount	Statement of Income Location	Unrealized Loss (1)
Interest rate swap contracts	$129,497	Interest expense	$6,751
Interest rate lock agreements	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—
Forward contracts - residential mortgage lending	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—
Forward contracts - foreign currency, hedging	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—
Forward contracts - TBA securities	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—

The Effect of Derivative Instruments on the Statements of Income for the
Year Ended December 31, 2012
(in thousands)

Derivatives
	Notional Amount	Statement of Income Location	Unrealized Loss (1)
Interest rate swap contracts	$135,241	Interest expense	$7,266
Interest rate lock agreements	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—
Forward contracts - residential mortgage lending	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—
Forward contracts - foreign currency, hedging	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—
Forward contracts - TBA securities	$—	Net realized gain on sales of investment securities available-for-sale and loans	$—

(1)	Negative values indicate a decrease to the associated balance sheets or consolidated statements of income line items.

(Back to Index)

(Back to Index)

Our hedges at December 31, 2014 and 2013 were fixed-for-floating interest rate swap agreements whereby we swapped the floating rate of interest on the liabilities we hedged for a fixed rate of interest.  Current interest rates remain comparatively low and the forward curve is projecting increasing rates in the future. This, combined with the scheduled maturity of one hedge and the continued amortization of our macro notional interest rate swaps, leads us to expect that the fair value of our hedges will modestly improve in 2015.  We intend to continue to seek such hedges for our floating rate debt in the future.  Our hedges at December 31, 2014 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	$28,191	4.13%	01/10/08	05/25/16	$(864)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(146)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(199)
Interest rate swap	1 month LIBOR	78,419	5.58%	06/26/07	04/25/17	(6,344)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(200)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(444)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(440)
Total CRE Swaps		119,770				(8,637)

CMBS Swaps
Interest rate swap	1 month LIBOR	2,216	1.93%	02/14/2011	05/01/2015	(13)
Interest rate swap	1 month LIBOR	380	1.30%	07/19/2011	03/18/2016	(3)
Interest rate swap	1 month LIBOR	1,651	1.95%	04/11/2011	03/18/2016	(27)
Total CMBS Swaps		4,247				(43)

Total Interest Rate Swaps		$124,017	5.12%			$(8,680)
Repurchase and Mortgage Finance Facilities.
Borrowings under our repurchase agreement facilities were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to the our borrowings at December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014				December 31, 2013
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$24,967	$30,180	33	1.35%	$47,601	$56,949	44	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	179,762	258,223	15	2.38%	30,003	48,186	3	2.67%
Deutsche Bank AG (3)	25,920	39,348	2	2.78%	(300)	—	—	—%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	10,442	17,695	1	1.66%	—	—	—	—%
Deutsche Bank Securities, LLC	33,783	44,751	8	1.62%	—	—	—	—%

RMBS Term Repurchase Facility
Wells Fargo Bank (4)	22,212	27,885	6	1.16%

Residential Mortgage Financing Agreements
New Century Bank	41,387	51,961	158	2.82%	11,916	13,089	74	4.17%
ViewPoint Bank, NA	—	—	—	—%	2,711	3,398	17	4.58%
Wells Fargo Bank	61,189	95,511	104	2.75%	—	—	—	—%
Totals	$399,662	$565,554			$91,931	$121,622

(Back to Index)

(Back to Index)

(1)	The Wells Fargo CMBS term repurchase facility includes $0 and $12,000, of deferred debt issuance costs as of December 31, 2014 and 2013, respectively.

(2)	The Wells Fargo CRE term repurchase facility includes $1.7 million and $732,000 of deferred debt issuance costs as of December 31, 2014 and 2013, respectively.

(3)	The Deutsche Bank term repurchase facility includes $268,000 and $300,000 of deferred debt issuance costs as of December 31, 2014 and 2013, respectively.

(4)	The Wells Fargo RMBS term repurchase facility includes $36,000 of deferred debt issuance costs as of December 31, 2014.
The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on our consolidated balance sheets (See Item 8, "Financial Statements and Supplementary Data - Note 23 to the Notes to Consolidated Financial Statements").

	December 31, 2014				December 31, 2013
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$4,941	$6,371	7	1.67%	$6,506	$8,345	7	1.65%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	—	—%	17,020	24,814	4	0.99%
Wells Fargo Securities, LLC	4,108	6,233	2	1.37%	21,969	30,803	9	1.19%
Deutsche Bank Securities, LLC	24,348	36,001	10	1.57%	18,599	29,861	9	1.43%

Totals	$33,397	$48,605			$64,094	$93,823
RMBS – Term Repurchase Facility
In June 2014, one of our wholly owned subsidiaries, RCC Residential Portfolio Inc., entered into a master repurchase and securities contract with Wells Fargo Bank, or Wells Fargo, in order to finance the purchase of residential mortgage backed securities and other approved assets. The maximum amount of this Facility is $285.0 million which has an original one year term with a one year extension option, and a maximum interest rate of 1.45%. The facility's current maturity date is June 22, 2015. The weighted averaging borrowing rate at December 31, 2014 was 1.16%.
CMBS – Term Repurchase Facility
In February 2011, our wholly-owned subsidiaries, RCC Real Estate and RCC Commercial, entered into a master repurchase and securities agreement with Wells Fargo to be used as a term repurchase facility to finance the purchase of highly-rated CMBS.  The maximum amount of the facility is $100.0 million and it originally featured an initial two year term and an interest rate equal to LIBOR plus 1.00%. In April 2014, we agreed to a third amendment of this facility, which extended its current termination date to January 31, 2016. The facility's weighted average borrowing rate at December 31, 2014 was 1.35%.
CRE – Term Repurchase Facilities
On February 27, 2012, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 4 LLC, or SPE 4, entered into a master repurchase agreement with Wells Fargo to finance the origination of commercial real estate loans. The facility had an original maximum amount of $150.0 million and an initial 18 month term. In April 2013, we paid a structuring fee of $101,000 and an extension fee of $938,000 and entered into an amendment which increased the size of the facility to $250.0 million and extended the maturity date to February 2015. The amendment also provided us with two one-year extension options at our discretion. On October 31, 2014, SPE 4 agreed to a modification of the terms of the facility which increased the maximum borrowing amount to $400.0 million and extended the maturity date to August 27, 2016. The amendment also provided us with two one-year extension options at our discretion. The modification also increased the facility's maximum single asset concentration limit, reduced the minimum portfolio debt yield test requirements, and decreased pricing spreads on select portfolio assets. We paid a structuring fee of $1.6 million to Wells Fargo upon the closing of the modification. At December 31, 2014, the weighted average borrowing rate of the facility was 2.38%.

(Back to Index)

(Back to Index)

On July 19, 2013, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 5 LLC, or SPE 5, entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch to finance the origination of commercial real estate loans. The facility has a maximum amount of $200.0 million and an initial 12 month term. In July 2014, we paid an extension fee of 0.25% of the maximum facility amount to exercise the first of two one-year extension options and subject further to the right of SPE 5 to repurchase the assets held in the facility earlier. The facility's weighted average borrowing rate at the year ended December 31, 2014 was 2.78%. The facility's current maturity date is July 19, 2015.
Short-Term Repurchase Agreements - CMBS
On March 8, 2005, RCC Real Estate entered into a master repurchase agreement with Deutsche Bank Securities Inc. to finance the origination of commercial real estate loans and the purchase of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date with monthly resets of interest rates. The facility's weighted average borrowing rate at December 31, 2014 was 1.62%.
On February 14, 2012, RCC Real Estate entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the purchase of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date with monthly resets of interest rates. The facility's weighted average borrowing rate at December 31, 2014 was 1.66%.
On November 6, 2012, RCC Real Estate entered into a master repurchase with JP Morgan Securities LLC to finance the purchase of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity. Interest rates reset monthly. At December 31, 2014, we did not have any borrowings outstanding on this line.
Residential Mortgage Financing Agreements
RCC Residential's wholly owned subsidiary, PCM, has a master repurchase agreement with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $30.0 million and a termination date of August 30, 2015, which was amended from the original terms over the course of seven amendments. The facility bears interest at a rate of one month LIBOR plus an applicable rate between 2.63% and 4.875%. At December 31, 2014, the facility's weighted average borrowing cost was 2.82%.
On November 30, 2014, we received a waiver from New Century on the facility's minimum liquidity covenant. The waiver removed all exisiting defaults and waived the required covenants from December 1, 2014 through January 9, 2015. We were in compliance with all other covenants under the agreement as of December 31, 2014.
PCM had a loan participation agreement with ViewPoint Bank, NA to finance the acquisition of residential mortgage loans. The facility had a maximum amount of $15.0 million and a termination date of December 30, 2014, which was amended from the original terms over the course of five amendments. In November 2014, we terminated our agreement with ViewPoint and there were no outstanding borrowings on this facility at year end.
In July 2014, PCM entered into a master repurchase agreement with Wells Fargo to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $75.0 million, a termination date of July 2, 2015, and bears interest at a rate of LIBOR plus an applicable loan margin (either 2.50% or 3.00%). This facility's weighted average cost of funds at December 31, 2014 was 2.75%.
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
On November 30, 2014, we received a waiver from Wells Fargo on the facility's minimum liquidity requirement. The waiver removed all existing defaults and waived the required covenants from December 1, 2014 through January 9, 2015. PCM is in compliance with all other covenants under the agreement as of December 31, 2014.

(Back to Index)

(Back to Index)

Senior Secured Revolving Credit Facility
On September 18, 2014, the our wholly-owned subsidiary, Northport LLC, closed a $110.0 million syndicated senior secured revolving credit facility ("Credit Facility") with JP Morgan as the agent bank to finance the origination of middle market and syndicated loans. On September 30, 2014, the accordion feature of the Credit Facility was exercised to bring the facility capacity to $225.0 million and concurrently an additional $15.0 million was secured through the addition of a new lender to the syndicate, bringing the effective commitment to $125.0 million. We have access to draws on the Credit Facility until its commitment date of September 18, 2017, and all outstanding borrowings under the Credit Facility must be repaid by the maturity date of September 18, 2018.
The Credit Facility bears interest rates, at our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate (prime rate of 3.25% as of December 31, 2014) plus 1.50%. During the six month ramp up period, we incur a commitment fee on any unused balance of 0.375% per annum if the unused balance is greater than 35% of the total commitment or 0.50% per annum if it is less than 35% of the total commitment. After the ramp up period, the commitment fee on any unused balance is 0.375% per annum if the unused balance is greater than 35% of the total commitment or 1.00% per annum if it less than 35% of the total commitment. The weighted average borrowing rate at December 31, 2014 was 2.66%.

Amounts available to borrow under the Credit Facility are subject to compliance with a borrowing base computation that applies different advance rates to different types of assets held by Northport LLC that are pledged as collateral. Under the Credit Facility, we have made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. At December 31, 2014, we are in compliance with all covenants under the agreement. We guarantee Northport LLC's performance of its obligations under this Credit Facility.
Securitizations
As of December 31, 2014, we had executed eight and retained equity in ten securitizations as follows:

•
In July 2014, we closed RCC CRE 2014, a $353.9 million CRE securitization transaction that provided financing for transitional commercial real estate loans.  RCC CRE 2014 issued a total of $253.3 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class C senior notes (rated B2:Moody's) for $17.7 million.  In addition, RREF 2014-CRE2 Investor, LLC a subsidiary of RCC Real Estate, purchased a $100.9 million equity interest representing 100% of the outstanding preference shares. At closing, the senior notes issued to investors by RCC CRE 2014 consisted of the following classes: (i) $196.4 million of Class A notes bearing interest at one-month LIBOR plus 1.05%; (ii) $38.9 million of Class B notes bearing interest at one-month LIBOR plus 2.5%; and (iii) $17.7 million of Class C notes bearing interest at one-month LIBOR plus 4.25%. There is no reinvestment period for RCC CRE 2014 and all of the notes issued mature in April 2032, although we have the right to call the notes anytime after July 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors was 1.45% at December 31, 2014.

•
In February 2014, we purchased 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 Subordinated Notes, which represented 88.6% of the outstanding subordinated notes in the European securitization Moselle CLO S.A. Due to our economic interest combined with our contractual, unilateral kick-out rights acquired upon our purchase of a majority of the subordinate notes, we determined that we had a controlling financial interest and consolidated Moselle CLO. The notes we purchased are subordinated in right of payment to all other notes issued by Moselle CLO. The balances of the senior notes issued to investors when we acquired a controlling interest in Moselle CLO were as follows: (i) €24.9 million of Class A-1E notes bearing interest at LIBOR plus 0.25%: (ii) $24.9 million of Class A-1L notes bearing interest at LIBOR plus 0.25%: (iii) €10.3 million of Class A-1LE notes bearing interest at LIBOR plus 0.31%: (iv) $10.3 million of Class A-1LE USD notes bearing interest at LIBOR plus 0.31%; (v) €13.8 million of Class A-2E notes bearing interest at LIBOR plus 0.40%: (vi) $13.8 million of Class A-2L notes bearing interest at LIBOR plus 0.40%; (vii) €6.8 million of Class A-3E notes bearing interest at LIBOR plus 0.70%; (viii) $6.8 million of Class A-3L notes bearing interest at LIBOR plus 0.75%; (ix) €16 million of Class B-1E notes bearing interest at LIBOR plus 1.80%; and (x) $16.0 million of Class B-1L notes bearing interest at LIBOR plus 1.85%. We have the right to call the notes anytime after January 6, 2010 until maturity. Total paydowns on the senior notes were $100.3 million and the weighted average interest rate on all notes was 1.49% at December 31, 2014.

(Back to Index)

(Back to Index)

•
In December 2013, we closed RCC CRE Notes 2013, a $307.8 million CRE securitization transaction that provided financing for transitional CRE loans.  The investments held by RCC CRE Notes 2013 collateralized $260.8 million of senior notes issued by the securitization, of which RCC Real Estate purchased 100% of the Class D senior notes, Class E senior notes, and Class F senior notes for $30.0 million at closing.  In addition, RCC CRE Notes 2013 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $16.9 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2014, the notes issued to outside investors, had a weighted average borrowing rate of 2.11%. There is no reinvestment period for RCC CRE Notes 2013, which will result in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2014, $34.0 million of the Class A senior notes have been paid down.

•
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the class H senior notes, class K senior notes, class L senior notes and class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008, an additional $2.5 million of the Class J senior notes in November 2009, and $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, $250,000 of the Class J senior notes in January 2010, $5.0 million of the Class A-2 senior notes in August 2011, $5.0 million of the Class A-2 senior notes in September 2011 and $50.0 million of the A1-R notes in June 2012.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares. At December 31, 2014, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 1.19%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected.  Through December 31, 2014, $151.7 million of the Class A-1 and $50.0 million of the Class A-1R senior notes had been paid down.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  RCC Commercial II, a subsidiary of ours, holds a $28.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2014, the notes issued to outside investors had a weighted average borrowing rate of 0.81%, and $9.6 million of Class A-1 and $56.7 million of Class A-2A notes had been paid down.

•
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the class J senior notes and class K senior notes for $43.1 million at closing and $7.5 million of the Class F senior notes in September 2009, $3.5 million of the Class E senior notes and $4.0 million of the Class F senior notes in September 2009, $20.0 million of the Class A-1 senior notes in February 2010, $4.3 million of the Class A-1 senior notes in May 2012 and $4.0 million of the Class C senior notes in May 2012.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2014, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 2.12%.  The reinvestment period expired in September 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through December 31, 2014, $129.4 million of the Class A-1 senior notes, $5.0 million of Class A-2(FX) senior notes, $17.4 million of Class A-2 (FL) senior notes, $13.0 million of Class C senior notes, and $787,000 of Class D senior notes had been paid down.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2014, the notes issued to outside investors had a weighted average borrowing rate of 1.18%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected. Through December 31, 2014, $187.9 million of the Class A-1 senior notes had been paid down.

•
In August 2005, we closed Apidos CDO I, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO I collateralize $321.5 million of senior notes issued by the CDO vehicle.  RCC Commercial originally purchased a $28.5 million equity interest representing 100% of the outstanding preference shares and during the three months ended June 30, 2012 sold 10% or $2.85 million to our subsidiary RSO Equity Co, LLC in connection with the sale of CVC Credit Partners, formerly Apidos Capital Management, by the Manager.  Our subsidiary, RCC Commercial II, repurchased $2.0 million of the Class B notes in May 2012.  In October 2014, Apidos CLO I was called and liquidated and, as a result, all of the assets were sold. Total proceeds

(Back to Index)

(Back to Index)

from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the notes in full.
6.0% Convertible Senior Notes
On October 21, 2013, we issued and sold in a public offering $115.0 million aggregate in principal amount of our 6.0% Convertible Senior Notes due 2018. After deducting the underwriting discount and the estimated offering costs, we received approximately $111.1 million of net proceeds. The discount of $4.9 million on the 6.0% Convertible Senior notes reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature and at a higher rate of interest that we estimated would have been applicable without the conversion feature. The discount will be amortized on a straight-line basis as additional interest expense through maturity on December 1, 2018. Interest on the 6.0% Convertible Senior Notes is paid semi-annually. Prior to December 1, 2018, the 6.0% Convertible Senior Notes are not redeemable at our option, except to preserve our status as a REIT. On or after December 1, 2018, we may redeem all or a portion of the 6.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 6.0% Convertible Senior Notes may require us to repurchase all or a portion of the 6.0% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on December 1, 2018, or upon the occurrence of certain defined fundamental changes. The 6.0% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 150.1502 common shares per $1,000 principal amount of 6.0% Convertible Senior Notes (equivalent to a current conversion price of $6.66 per common share). Upon conversion of 6.0% Convertible Senior Notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election.
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
The debt issuance costs associated with the junior subordinated debentures for Resource Capital Trust I, or RCT, and RCC Trust II, or RCT II, at December 31, 2014 were $160,000 and $183,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2013, were $261,000 and $282,000, respectively.  The rates for RCT I and RCT II, at December 31, 2014, were 4.21% and 4.18%, respectively.  The rates for RCT I and RCT II, at December 31, 2013, were 4.20% and 4.19%, respectively.
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
Equity
Total equity at December 31, 2014 was $952.1 million and gave effect to $9.0 million of unrealized losses on our cash flow hedges and $15.4 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Equity at December 31, 2013 was $773.9 million and gave effect to $11.2 million of unrealized losses on cash flow hedges and $3.1 million of unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  The increase in equity during the year ended December 31, 2014 was principally due to the proceeds from the initial issuance of Series C 8.625% Preferred Stock, proceeds from sales of our common stock through our DRIP, as well as sales of Series A 8.50% Preferred Stock and Series B 8.25% Preferred Stock through our at-the market program.
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

(Back to Index)

(Back to Index)

AFFO is a computation made by analysts and investors to measure a real estate company’s operating performance. We calculate AFFO by adding or subtracting from FFO the impact of non-cash accounting items as well as the effects of items that we deem to be non-recurring in nature. We deem transactions to be non-recurring if a similar transaction has not occurred in the past two years, and if we do not expect a similar transaction to occur in the next two years. We adjust for these non-cash and nonrecurring items to analyze our ability to produce cash flow from on-going operations, which we use to pay dividends to our shareholders. Non-cash adjustments to FFO include the following: impairment losses resulting from fair value adjustments on financial instruments; provisions for loan losses; equity investment gains and losses; straight-line rental effects; share based compensation expense; amortization of various deferred items and intangible assets; gains on sales of property that are wholly owned or owned through a joint venture; the cash impact of capital expenditures that are related to our real estate owned; and REIT tax planning adjustments, which primarily relate to accruals for owned properties for which we made a foreclosure election and adjustments to tax estimates with respect to the final resolution of foreclosed property when it is listed for sale. In addition, we calculate AFFO by adding and subtracting from FFO the realized cash impacts of the following: extinguishments of debt, reissuances of debt, sales of property and capital expenditures.
Management believes that FFO and AFFO are appropriate measures of our operating performance in that they are frequently used by analysts, investors and other parties in the evaluation of REITs. Management uses FFO and AFFO as measures of its operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash items, such as real estate depreciation, share-based compensation and various other items required by GAAP, and capital expenditures, that may not necessarily be indicative of current operating performance and that may not accurately compare to our operating performance between periods.

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

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income to FFO and AFFO for the periods presented (in thousands, except per share data):

	Years Ended
	December 31,
	2014	Per Share Data	2013	Per Share Data	2012	Per Share Data
Net income allocable to common shares - GAAP	$44,027	$0.34	$39,232	$0.33	$63,199	$0.71
Adjustments:
Real estate depreciation and amortization	506	—	2,122	0.02	2,686	0.03
Gains on sales of property (1)	(8,990)	(0.07)	(14,588)	(0.12)	(1,664)	(0.02)
Gains on sale of preferred equity	(912)	(0.01)	—	—	—	—
FFO	34,631	0.26	26,766	0.23	64,221	0.72
Adjustments:
Non-cash items:
Adjust for impact of imputed interest on VIE accounting	—	—	899	—	(3,049)	(0.03)
(Recovery) provision for loan losses	820	—	(3,325)	(0.03)	12,408	0.14
Amortization of deferred costs (non real estate) and intangible assets	10,188	0.08	6,060	0.05	8,896	0.10
Equity investment losses (gains)	2,243	0.02	183	—	3,256	0.04
Share-based compensation	6,566	0.05	10,472	0.09	4,636	0.05
Impairment losses	—	—	863	0.01	180	—
Unrealized losses (gains) on CMBS marks - linked transactions	(1,894)	(0.01)	6,018	0.05	—	—
Unrealized losses on trading portfolio	2,567	0.02	—	—	—	—
Unrealized losses (gains) on derivatives	1,982	0.02	—	—	—	—
Loss on resale of debt	4,442	0.03	—	—	(13,070)	(0.15)
Add-back interest related to Whitney note discount amortization	—	—	2,549	0.02	—	—
Loss on liquidation and deconsolidation of Apidos VIII	—	—	16,036	0.13	—	—
PCM expenses and provisions on mortgage servicing rights, net of tax	664	—	—	—	—	—
Incentive management fee adjustment related to extinguishment of debt		—		—	2,614	0.03
Other adjustments	2	—	(12)	—	15	—
REIT tax planning adjustments	1,403	0.01	890	0.01	6,810	0.08
Cash items:
Gains on sales of property (1)	8,990	0.07	14,588	0.12	1,664	0.02
Gain on sale preferred equity	912	0.01	—	—	—	—
Gain on resale of debt	21,469	0.17	7,810	0.07	670	—
Capital expenditures	(38)	—	(1,149)	(0.01)	(3,081)	(0.03)
AFFO	$94,947	$0.73	$88,648	$0.74	$86,170	$0.97

Weighted average shares – diluted	129,259		120,039		89,284

AFFO per share – diluted	$0.73		$0.74		$0.97

(1)	Amount represents gains/losses on sales of owned real estate as well as sales of a joint venture real estate interest that were recorded by us on an equity basis.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
For the year ended December 31, 2014, our principal sources of liquidity were net proceeds from the June offering of our 8.625% Series C Preferred Stock of $116.2 million, $56.6 million net proceeds from the sale of our 8.25% Series B Preferred Stock and 8.50% Series A Preferred Stock through our ATM program. For the year ended December 31, 2014, we also received $30.3 million of sale proceeds from our common stock DRIP. We ended the year with $79.9 million of unrestricted cash on hand, availability of $392.6 million on our CRE term facilities and availability of $70.1 million on our CMBS term facility as of December 31, 2014. On February 25, 2015 at the close of our new securitization, Resource Capital Corp. 2015-CRE3, we repaid $214.1 million, which resulted in us having $512 million available on our CRE term facilities.
As of December 31, 2013, our principal sources of current liquidity were proceeds from the sale of common stock through our DRIP, proceeds from our offerings of our 8.25% Series B Preferred Stock as well as funds available in existing CDO financings of $35.1 million and cash flow from operations.  For the year ended December 31, 2013, we received $114.5 million of net proceeds from our common stock offering, $19.2 million of DRIP proceeds and $56.8 million of preferred stock sales proceeds, the remainder of which are included in our $262.3 million of unrestricted cash at December 31, 2013. In October 2013, we closed and issued $115.0 million aggregate principal amount of our 6.0% Convertible Senior Notes due 2018. We received net proceeds of approximately $111.1 million after payment of underwriting discounts and commissions and other offering expenses. In addition, we had capital available through our two CRE term facilities combined of $419.3 million and a CMBS term facility to help finance the purchase of CMBS securities of $52.4 million as of December 31, 2013.
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
Most recently, we have begun to issue commercial real estate securitizations. In February 2015, we closed a $346.2 million CRE securitization, our third in the trailing 14 months, which brings our total to just in excess of $1 billion of mortgage loans financed during that time frame. We will derive substantial operating cash from our equity investments in the securitizations, which do not have the same tests that our CDOs require us to maintain. These CRE securitizations do not have a reinvestment period but they do allow for existing collateral within the securitizations to purchase future funding participations held outside of the securitization within a permitted funded companion participation acquisition period, which typically is within two years after the close of the securitization. This will allow us to recycle some early repaid principal and convert the designated principal for funded companion participation acquisition cash which would otherwise be used to pay down the most senior notes in the securitization into unrestricted cash.
Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through December 31, 2014, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

(Back to Index)

(Back to Index)

The following table sets forth the distributions made and coverage test summaries for each of our securitizations for the periods presented (in thousands):

Name	Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
	Years Ended		As of
	December 31,		December 31,		As of Initial Measurement Date
	2014 (1)	2013 (1)	2014 (2) (3)	2014 (4)
	(actual)	(actual)
Apidos CDO I (5)	$16,322	$4,615	N/A	N/A	$17,136
Apidos CDO III (6)	$3,551	$6,495	$2,504	$9,473	$11,269
Apidos Cinco CDO (7)	$9,757	$12,058	$8,756	$20,630	$17,774
RREF 2006-1 (8)	$10,172	$36,828	$4,033	$54,289	$24,941
RREF 2007-1 (9)	$7,630	$10,880	$3,960	$58,690	$26,032
RCC CRE Notes 2013 (10)	$11,860	N/A	N/A	N/A	N/A
RCC CRE Notes 2014 (11)	$5,463	N/A	N/A	N/A	N/A
Moselle CLO S.A. (12)	$2,891	N/A	N/A	N/A	N/A
* The above table does not include Apidos CLO VIII or Whitney CLO I, as these CLOs were previously called and were substantially liquidated.

(1)
Distributions on retained equity interests in securitizations (comprised of note investments and preference share ownership) and principal paydowns on notes owned; RREF CDO 2006-1 includes $4.2 million and $28.1 million of paydowns during the years ended December 31, 2014 and 2013, respectively; Apidos CDO I includes $15.0 million of paydowns during the year ended December 31, 2014.

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

(5)
Apidos CDO I's reinvestment period expired in July 2011. Apidos CDO I was called and substantially liquidated as of October 27, 2014; consequently, there are no overcollateralization or interest coverage test requirements as of December 31, 2014.

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

(12)
Moselle CLO S.A. was acquired on February 24, 2014; the first distribution we were entitled to receive was in April 2014. The reinvestment period for this securitization expired prior to the acquisition of this securitization. As of December 31, 2014, Moselle CLO S.A. was called and its assets were substantially liquidated.

At January 31, 2015, after paying our fourth quarter 2014 common and preferred stock dividends, our liquidity is derived from three primary sources:

•	unrestricted cash and cash equivalents of $188.5 million, restricted cash of $680,000 in margin call accounts and $203,000 in the form of real estate escrows, reserves and deposits;

•
capital available for reinvestment in one of our CRE CDO's of $250,000 and one of our CRE securitizations of $2.7 million, all of which is designated to finance future funding commitments on CRE loans; and

•	loan principal repayments of $33.1 million that will pay down outstanding CLO note balances as well as interest collections of $3.2 million.

(Back to Index)

(Back to Index)

In addition, we have funds available through two term financing facilities to finance the origination of CRE loans of $134.3 million and $173.8 million , and funds available through a term financing facility to finance the purchase of CMBS of $74.5 million. We also have funds available through a middle market syndicate facility to finance the direct origination of middle market loans and purchase of syndicated bank loans of $11.5 million.
Our leverage ratio may vary as a result of the various funding strategies we use.  As of December 31, 2014 and 2013, our leverage ratio was 1.8 and 1.7 times equity, respectively.  This leverage ratio increase was driven primarily by the issuance of our second commercial real estate securitization, RCC CRE 2014, in July, increased advances under our Wells Fargo CRE term financing facility and borrowings under our senior secured revolving credit facility with J.P. Morgan. These debt increases were offset by repayments of our existing CDO notes, the liquidation of Apidos CDO I, as well as an increase in our equity base as a result of proceeds received from our Series C preferred stock offering, sales through our preferred stock ATM program, and our common stock DRIP.
Distributions
In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
The following tables presents dividends declared (on a per share basis) for the years ended December 31,:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2014
March 31	April 28	$25,663	$0.20
June 30	July 28	$26,179	$0.20
September 30	October 28	$26,629	$0.20
December 31	January 28, 2015	$26,563	$0.20

2013
March 31	April 26	$21,634	$0.20
June 30	July 26	$25,399	$0.20
September 30	October 28	$25,447	$0.20
December 31	January 28, 2014	$25,536	$0.20

2012
March 31	April 27	$16,921	$0.20
June 30	July 26	$17,253	$0.20
September 30	October 26	$19,897	$0.20
December 31	January 28, 2013	$21,024	$0.20

(Back to Index)

(Back to Index)

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2014
March 31	April 30	463	$0.53125	April 30	$2,057	$0.515625
June 30	July 30	537	$0.53125	July 30	$2,378	$0.515625	July 30	$1,437	$0.0299479
September 30	October 30	537	$0.53125	October 30	$2,430	$0.515625	October 30	$2,588	$0.5390625
December 31	January 30, 2015	568	$0.53125	January 30, 2015	$2,888	$0.515625	January 30, 2015	$2,588	$0.5390625

2013
March 31	April 30	$359	$0.53125	April 30	$1,152	$0.515625
June 30	July 30	$359	$0.53125	July 30	$1,584	$0.515625
September 30	October 30	$362	$0.53125	October 30	$1,662	$0.515625
December 31	January 30, 2014	$362	$0.53125	January 30, 2014	$1,797	$0.515625

2012
March 31	—	$—	$—	—	$—	$—
June 30	July 30	$93	$0.27153	—	$—	$—
September 30	October 30	$359	$0.53125	October 30	$160	$0.16042
December 31	January 30, 2013	$359	$0.53125	January 30, 2013	$576	$0.515625
Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands)
	Payments due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
CDOs (1)	$590,679	$—	$—	$—	$590,679
CRE Securitization	455,814	—	—	—	455,814
Repurchase Agreements (2)	399,662	194,933	204,729	—	—
Unsecured junior subordinated debentures (3)	51,205	—	—	—	51,205
6.0% Convertible Senior Notes (4)	108,374	—	—	108,374	—
Unfunded commitments on CRE loans (6)	105,153	—	105,153	—	—
Senior Secured Revolving Credit Facility	111,137	—	—	111,137	—
Revolver draws available on originated middle market loans	10,801	1,927	5,924	2,950	—
Base management fees (7)	14,020	14,020	—	—	—
Total	$1,846,845	$210,880	$315,806	$222,461	$1,097,698

(1)
Contractual commitments does not include $1.2 million, $442,000, $2.8 million, and $6.2 million of interest expense payable through the stated maturity dates of May 2015, May 2015, August 2016, and June 2017, respectively, on Apidos Cinco CDO, Apidos CDO III, RREF 2006-1, and RREF 2007-1.  The maturity date represents the time at which the CDO assets can be sold, resulting in repayment of the CDO notes.

(Back to Index)

(Back to Index)

(2)	Contractual commitments include $261,000 of interest expense payable through the maturity date of January 2017 on our repurchase agreements.

(3)
Contractual commitments do not include $43.5 million and $44.4 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)	Contractual commitments do not include $28.0 million of interest expense payable through the maturity date of December 1, 2018 on our 6.0% convertible senior notes.

(5)
Unfunded commitments on CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount.

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

At December 31, 2014, we had 10 interest rate swap contracts with a notional value of $124.0 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of December 31, 2014, the average fixed pay rate of our interest rate hedges was 5.12% and our receive rate was one-month LIBOR, or 0.17%.
Off-Balance Sheet Arrangements
General
As of December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, as of December 31, 2014, we had not guaranteed obligations of any such unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
Unfunded Commercial Real Estate Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our commercial real estate loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of December 31, 2014, we had 36 loans with unfunded commitments totaling $105.2 million of which $2.7 million will be funded by restricted cash in RCC CRE Notes 2013 and $250,000 will be funded by restricted cash in RREF CDO 2007-1; we intend to fund the remaining $102.1 million through cash flow from normal operating activities and principal repayments on other loans in our portfolio. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Unfunded Middle Market Loan Commitments
During the year ended December 31, 2013, we began originating middle-market loans in RCC Commercial, Inc and Resource TRS, LLC. In December 31, 2014, RCC Commercial and Resource TRS, LLC transferred all loans to a newly formed entity, Northport LLC. Resource America is paid origination fees in connection with our middle-market lending operations, where fees may not exceed 2% of the loan balance for any loan originated. The executed agreements between us and borrowers within our portfolio contain commitments to provide additional loan funding in the future. These commitments generally fall into two categories: (1) revolving credit facility; and (2) additional notes commitments. Disbursement of funds pursuant to these commitments are subject to the borrower meeting pre-specified criteria and in some instances at our discretion. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of December 31, 2014, we had four loans with unfunded commitments totaling $10.8 million, all of which would be funded by Northport LLC. We intend to fund these commitments through cash flow from normal operating activities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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
Valuation of Investment Securities
We classify our investment portfolio as either available-for-sale investments or trading investments. For a discussion of the basis of fair value analysis, and of the determination of whether an asset's valuation should be characterized as Level 1, Level 2 or Level 3, see Note 22, “Fair Value of Financial Instruments” in the notes to consolidated financial statements.
We report securities available-for-sale at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. We also report investment securities, trading at fair value with unrealized gains and losses reported on the statement of income as net realized and unrealized gain on investment securities, trading. As of December 31, 2014 and 2013, we had aggregate unrealized gains on our available-for-sale securities of $15.4 million and unrealized losses of $3.1 million, respectively. To determine fair value, we use an independent third-part valuation firm. These valuations are validated using a quote from a dealer, which typically will be the dealer who sold us the security. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote, we will evaluate the difference which could result in an updated valuation from the third-party firm or a revised dealer quote. Based on the market color available for each position, we categorize these investments as either 2, or 3 in the fair value hierarchy.
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
As of December 31, 2014, we had engaged in 10 interest rate swaps with a notional value of $124.0 million and a fair value of $8.7 million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts. As of December 31, 2013, we had engaged in 12 interest rate swaps with a notional value of $129.5 million and a fair value of $10.6 million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts. The contracts we have entered into have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. A hedge instrument is highly effective if changes in the fair value of the derivative provide an offset to at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The interest rate swap contracts are carried on our consolidated balance sheets at fair value. Any ineffectiveness which arises during

(Back to Index)

the hedging relationship must be recognized in interest expense or income during the period in which it arises. Before the end of the specified hedge time period, the effective portion of all contract gain and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses on the interest rate hedges are reclassified into earnings as an adjustment to interest expense during the period after the swap repricing date through the remaining maturity of the swap. For taxable income purposes, realized gains and losses on interest rate cap and swap contracts are reclassified into earnings over the term of the hedged transactions as designated for tax.
We are not required to account for derivative contracts using hedge accounting as described above. If we decided not to designate the derivative contracts as hedges and to monitor their effectiveness as hedges, or if we entered into other types of financial instruments that did not meet the criteria to be designated as hedges, changes in the fair values of these instruments would be recorded in our statement of income, potentially resulting in increased volatility in our earnings. We had no interest rate cap agreements at December 31, 2014 and 2013.
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
Variable Interest Entities
We consolidate entities that are variable interest entities, or VIEs where we have determined that we are the primary beneficiary of such entities. Once it is determined that we hold a variable interest in a VIE, management performs a qualitative analysis to determine (i) if we have the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if we have the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If our variable interest possesses both of these characteristics, we are deemed to be the primary beneficiary and would be required to consolidate the VIE. This assessment must be done on an ongoing basis. As of December 31, 2014, we determined that Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC CRE 2014, Moselle CLO and RCM Global, LLC are VIEs and that we are the primary beneficiary.

(Back to Index)

Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") issued guidance that requires an entity to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after after December 15, 2015. Early application is permitted. We do not expect adoption will have a material impact on our consolidated financial statements.
In November 2014, the FASB issued guidance for determining whether and at what threshold an acquired entity can reflect the acquirer’s accounting and reporting basis (pushdown accounting) in its separate financial statements. In accordance with this guidance, management may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with ASC Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. This guidance was effective after November 18, 2014. We are currently evaluating the effect of adoption but do not expect adoption will have a material impact on our consolidated financial statements.
In November 2014, the FASB issued guidance to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. An entity that issues or invests in a hybrid financial instrument is required to separate an embedded derivative feature from the host contract (for example, an underlying share) and account for the feature as a derivative according to ASC Subtopic 815-10 on derivatives and hedging if certain criteria are met. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the effect of adoption.
In August 2014, the FASB issued guidance that clarifies the disclosures management must make in its interim and annual financial statement footnotes when management has determined that conditions exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date the financial statements are available to be issued when applicable). In accordance with this guidance, management’s assessment is required to be made each reporting period and should be based on relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. In all cases, to the extent that substantial doubt about the entity’s ability to continue as a going concern is determined to be probable, management must disclose the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that either alleviated or are intended to mitigate the conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern. Additionally, to the extent substantial doubt about the entity’s ability to continue as a going concern is not alleviated by management’s plans, management must indicate in the footnotes that there is substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. We do not expect adoption will have a material impact on its consolidated financial statements.
In August 2014, the FASB issued guidance that provides for the election of a measurement alternative when a reporting entity determines that it is the primary beneficiary of a collateralized financing entity and, hence, is required to consolidate that collateralized financing entity. The measurement alternative allows a qualifying, consolidated collateralized financing entity to use the more observable of the fair value the financial assets or the fair value of financial liabilities adjusted by the carrying amount of non-financial assets, the fair value of any beneficial interests retained by the reporting entity (including those beneficial interest that represent compensation for services). Alternatively, if the measurement alternative is not elected for a qualifying, consolidated collateralized financing entity, this guidance requires that the financial assets and financial liabilities be measured in accordance

(Back to Index)

with ACI Topic 820, and any difference in the fair value of the financial assets and the fair value of the financial liabilities would be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). This guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. We are currently evaluating the effect of adoption but do not expect adoption will have a material impact on our consolidated financial statements.
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
As of December 31, 2014, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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
The following sensitivity analysis tables show, at December 31, 2014, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and raise 100 basis points (dollars in thousands):

	December 31, 2014
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$192,146	$194,823	$197,580
Change in fair value	(2,677)	—	2,757
Change as a percent of fair value	1.37%	—%	1.42%

Hedging instruments:
Fair value	$(9,883)	$(8,680)	$(6,847)
Change in fair value	(1,203)	—	1,833
Change as a percent of fair value	13.86%	—%	21.12%

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

(Back to Index)

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

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Capital Corp.

We have audited the accompanying consolidated balance sheets of Resource Capital Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2015, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 2, 2015

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS (1)
Cash and cash equivalents	$79,905	$262,270
Restricted cash	122,138	63,309
Investment securities, trading	20,786	11,558
Investment securities available-for-sale, pledged as collateral, at fair value	197,800	162,608
Investment securities available-for-sale, at fair value	77,920	52,598
Linked transactions, net at fair value	15,367	30,066
Loans held for sale, at fair value	111,736	21,916
Property available-for-sale	180	25,346
Investment in real estate	—	29,778
Loans, pledged as collateral and net of allowances of $4.6 million and $13.8 million	1,925,980	1,369,526
Loans receivable–related party	1,277	6,966
Investments in unconsolidated entities	59,827	69,069
Derivatives, at fair value	5,304	—
Interest receivable	16,260	8,965
Deferred tax asset	13,094	5,212
Principal paydown receivable	40,920	6,821
Direct financing leases	2,109	—
Intangible assets	9,736	11,822
Prepaid expenses	4,196	2,871
Other assets	24,604	10,726
Total assets	$2,729,139	$2,151,427
LIABILITIES (2)
Borrowings	$1,716,871	$1,319,810
Distribution payable	30,592	27,023
Accrued interest expense	2,123	1,693
Derivatives, at fair value	8,476	10,586
Accrued tax liability	9,219	1,629
Deferred tax liability	460	4,112
Accounts payable and other liabilities	9,287	12,650
Total liabilities	1,777,028	1,377,503
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,069,016 and 680,952 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share 5,601,146 and 3,485,078 shares issued and outstanding	6	3
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share 4,800,000 and 0 shares issued and outstanding	5	—
Common stock, par value $0.001: 500,000,000 shares authorized; 132,975,177 and 127,918,927 shares issued and outstanding (including 2,023,639 and 3,112,595 unvested restricted shares)	133	128
Additional paid-in capital	1,245,245	1,042,480
Accumulated other comprehensive income (loss)	6,043	(14,043)
Distributions in excess of earnings	(315,910)	(254,645)
Total stockholders’ equity	935,523	773,924
Non-controlling interests	16,588	—
Total equity	952,111	773,924
TOTAL LIABILITIES AND EQUITY	$2,729,139	$2,151,427

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	December 31,
	2014	2013
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$25	$—
Restricted cash	121,247	61,372
Investments securities available-for-sale, pledged as collateral, at fair value	119,203	105,846
Loans, pledged as collateral and net of allowances of $3.3 million and $8.8 million	1,261,137	1,219,569
Loans held for sale	282	2,376
Interest receivable	8,941	5,627
Prepaid expenses	221	247
Principal receivable	25,767	6,821
Other assets	(12)	—
Total assets of consolidated VIEs	$1,536,811	$1,401,858

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Borrowings	$1,046,494	$1,070,339
Accrued interest expense	1,000	918
Derivatives, at fair value	8,439	10,191
Unsettled loan purchases	(529)	—
Accounts payable and other liabilities	(386)	1,604
Total liabilities of consolidated VIEs	$1,055,018	$1,083,052

	Years Ended December 31,
	2014	2013	2012
REVENUES
Interest income:
Loans	$102,857	$99,455	$109,030
Securities	17,265	14,309	14,296
Interest income − other	6,785	4,212	10,004
Total interest income	126,907	117,976	133,330
Interest expense	45,473	61,010	42,792
Net interest income	81,434	56,966	90,538
Rental income	8,441	19,923	11,463
Dividend income	186	273	69
Fee income	9,385	5,821	7,068
Total revenues	99,446	82,983	109,138
OPERATING EXPENSES
Management fees − related party	13,584	14,220	18,512
Equity compensation − related party	6,566	10,472	4,636
Rental operating expense	5,443	14,062	8,046
General and administrative - Corporate	15,263	12,304	9,773
General and administrative - PCM	19,598	2,203	—
Depreciation and amortization	2,737	3,855	5,885
Income tax (benefit) expense	(2,212)	(1,041)	14,602
Net impairment losses recognized in earnings	—	863	180
Provision for loan losses	1,804	3,020	16,818
Total operating expenses	62,783	59,958	78,452
	36,663	23,025	30,686
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated subsidiaries	4,767	949	(2,709)
Net realized gain on sales of investment securities available-for-sale and loans	15,283	9,637	4,106
Net realized and unrealized (loss) gain on investment securities, trading	(2,818)	(324)	12,435
Unrealized gain (loss) and net interest income on linked transactions, net	7,850	(3,841)	728
(Loss) on reissuance/gain on extinguishment of debt	(4,442)	—	16,699
Gain on sale of real estate	6,127	16,616	—
Other (expense) income	(1,262)	391	2,498
Total other revenue	25,505	23,428	33,757
NET INCOME	62,168	46,453	64,443
Net income allocated to preferred shares	(17,176)	(7,221)	(1,244)
Net income allocable to non-controlling interest, net of taxes	(965)	—	—
NET INCOME ALLOCABLE TO COMMON SHARES	$44,027	$39,232	$63,199
NET INCOME PER COMMON SHARE – BASIC	$0.34	$0.33	$0.71
NET INCOME PER COMMON SHARE – DILUTED	$0.34	$0.33	$0.71
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − BASIC	128,031,064	118,478,672	88,410,272
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − DILUTED	129,259,386	120,038,973	89,284,488

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$62,168	$46,453	$64,443
Other comprehensive income:
Reclassification adjustment for gains (losses) included in net income	9,051	(2,459)	1,728
Unrealized gains on available-for-sale securities, net	13,937	10,858	18,770
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	282	395	227
Unrealized gains (losses) on derivatives, net	1,906	4,045	(1,476)
Foreign currency translation	(608)	196	—
Total other comprehensive income	24,568	13,035	19,249
Comprehensive income before allocation to non-controlling interests and preferred shares	86,736	59,488	83,692
Unrealized gains (losses) on available-for-sale securities allocable to non-controlling interests	(4,482)	—	—
Allocation to non-controlling interests, net of taxes	(965)	—	—
Allocation to preferred shares	(17,176)	(7,221)	(1,244)
Comprehensive income allocable to common shares	$64,113	$52,267	$82,448

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED 2014, 2013 AND 2012
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2012	79,877,516	$80	$—	$—	$—	$659,700	$(46,327)	$—	$(183,763)	$429,690	$—	$429,690
Proceeds from dividend reinvestment and stock purchase plan	13,130,333	13	—	—	—	73,031	—	—	—	73,044	—	73,044
Proceeds from common stock	9,775,000	10	—	—	—	57,663	—	—	—	57,673	—	57,673
Proceeds from issuance of preferred stock	—	—	1	1	—	44,356	—	—	—	44,358	—	44,358
Offering costs	—	—	—	—	—	(4,147)	—	—	—	(4,147)	—	(4,147)
Stock based compensation	2,335,244	2	—	—	—	814	—	—	—	816	—	816
Amortization of stock based compensation	—	—	—	—	—	4,636	—	—	—	4,636	—	4,636
Net income	—	—	—	—	—	—	—	64,443	—	64,443	—	64,443
Preferred dividends	—	—	—	—	—	—	—	(1,244)	—	(1,244)	—	(1,244)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	20,498	—	—	20,498	—	20,498
Designated derivatives, fair value adjustment	—	—	—	—	—	—	(1,249)	—	—	(1,249)	—	(1,249)
Distributions on common stock	—	—	—	—	—	—	—	(63,199)	(11,974)	(75,173)	—	(75,173)
December 31, 2012	105,118,093	105	1	1	—	836,053	(27,078)	—	(195,737)	613,345	—	613,345
Proceeds from dividend reinvestment and stock purchase plan	3,411,528	3	—	—	—	19,208	—	—	—	19,211	—	19,211
Proceeds from issuance of common stock	18,687,500	19	—	—	—	118,259	—	—	—	118,278	—	118,278
Proceeds from issuance of preferred stock	—	—	—	2	—	58,010	—	—	—	58,012	—	58,012
Offering costs	—		—	—	—	(5,510)	—	—	—	(5,510)	—	(5,510)
Discount on 6% convertible senior notes	—	—	—	—	—	4,851	—	—	—	4,851	—	4,851
Stock based compensation	701,806	1	—	—	—	1,137	—	—	—	1,138	—	1,138
Amortization of stock based compensation	—		—	—	—	10,472	—	—	—	10,472	—	10,472
Net income	—	—	—	—	—	—	—	46,453	—	46,453	—	46,453
Preferred dividends	—	—	—	—	—	—	—	(7,221)	—	(7,221)	—	(7,221)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	8,399	—	—	8,399	—	8,399
Designated derivatives, fair value adjustment	—	—	—	—	—	—	4,440	—	—	4,440	—	4,440
Cumulative translation adjustment	—	—	—	—	—	—	196	—	—	196	—	196

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED 2014, 2013 AND 2012 - (Continued)
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Distributions on common stock	—	—	—	—	—	—	—	(39,232)	(58,908)	(98,140)	—	(98,140)
December 31, 2013	127,918,927	128	1	3	—	1,042,480	(14,043)	—	(254,645)	773,924	—	773,924
Proceeds from dividend reinvestment and stock purchase plan	5,531,903	5	—	—	—	30,292	—	—	—	30,297	—	30,297
Proceeds from issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—
Proceeds from issuance of preferred stock	—	—	—	3	5	174,151	—	—	—	174,159	—	174,159
Offering costs	—	—	—	—	—	(1,418)	—	—	—	(1,418)	—	(1,418)
Stock based compensation	889,931	1	—	—	—	—	—	—	—	1	—	1
Amortization of stock based compensation	—	—	—	—	—	6,566	—	—	—	6,566	—	6,566
Purchase and retirement of shares	(1,365,584)	(1)	—	—	—	(6,826)	—	—	—	(6,827)	—	(6,827)
Contributions, net of distributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	11,141	11,141
Net Income	—	—	—	—	—	—	—	61,203	—	61,203	965	62,168
Preferred dividends	—	—	—	—	—	—	—	(17,176)	—	(17,176)	—	(17,176)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	18,506	—	—	18,506	4,482	22,988
Designated derivatives, fair value adjustment	—	—	—	—	—	—	2,188	—	—	2,188	—	2,188
Foreign currency translation adjustment	—	—	—	—	—	—	(608)	—	—	(608)	—	(608)
Distributions on common stock	—	—	—	—	—	—	—	(44,027)	(61,265)	(105,292)	—	(105,292)
December 31, 2014	132,975,177	$133	$1	$6	$5	$1,245,245	$6,043	$—	$(315,910)	$935,523	$16,588	$952,111

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,168	$46,453	$64,443
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,804	3,020	16,818
Depreciation of investments in real estate and other	690	1,946	1,838
Amortization of intangible assets	2,059	1,970	4,047
Amortization of term facilities	2,508	1,395	957
Accretion of net discounts on loans held for investment	(2,223)	(9,521)	(17,817)
Accretion of net discounts on securities available-for-sale	(3,941)	(2,712)	(3,177)
Amortization of discount on notes of securitizations	1,228	14,524	2,470
Amortization of debt issuance costs on notes of securitizations	3,601	7,426	4,700
Amortization of stock-based compensation	6,566	10,472	4,636
Amortization of terminated derivative instruments	282	339	227
Accretion of interest-only available-for-sales securities	(790)	(1,005)	(719)
Non-cash incentive compensation to the Manager	—	484	1,468
Deferred income tax (benefit) expense	(11,536)	(6,710)	2,329
Purchase of mortgage loans held for sale, net	(96,536)	(146)	—
Purchase of securities, trading	(20,190)	(11,044)	(8,348)
Principal payments on securities, trading	1,928	4,309	1,027
Proceeds from sales of securities, trading	1,747	19,696	33,579
Net realized and unrealized loss (gain) on investment securities, trading	2,818	324	(12,435)
Net realized gain on sales of investment securities available-for-sale and loans	(15,283)	(10,986)	(4,106)
Loss (gain) on the reissuance / (extinguishment) of debt	4,442	—	(16,699)
Gain on sale of real estate	(6,127)	(16,616)	—
Settlement of derivative instruments - investing	(4,142)	—	—
Net impairment losses recognized in earnings	—	855	180
Linked Transactions fair value adjustments	(5,615)	6,018	(168)
Equity in net (earnings) losses of unconsolidated subsidiaries	(4,767)	(949)	2,709
Adjust for impact of imputed interest on VIE accounting	—	—	1,879
Changes in operating assets and liabilities, net of acquisitions
Decrease (increase) in restricted cash	5,204	8,445	(2,062)
(Increase) decrease in interest receivable, net of purchased interest	(7,295)	(1,108)	987
Increase (decrease) in management fee payable	171	(6,357)	3,929
Increase (decrease) in security deposits	4,696	(337)	25
(Decrease) increase in accounts payable and accrued liabilities	(3,363)	(16,327)	6,329
Increase (decrease) in accrued interest expense	430	(1,445)	(193)
(Increase) decrease in other assets	9,873	7,259	(22,505)
Net cash (used in) provided by operating activities	(69,593)	49,672	66,348

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(23,568)	22,248	50,756
Acquisition of controlling interest in Moselle CLO S.A.	(30,433)	—	—
Acquisition of Primary Capital Mortgage	—	(7,613)	—
Purchase of securities available-for-sale	(180,990)	(136,282)	(119,779)
Principal payments on securities available-for-sale	56,053	52,812	47,284
Proceeds from sale of securities available-for-sale	147,171	11,893	28,652
Return of investment in (investment in) unconsolidated entity	9,557	(28,034)	474
Equity contribution to VIE	—	—	(710)
Improvement of real estate held-for-sale	—	(404)	(138)

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)

	Years Ended December 31,
	2014	2013	2012

Proceeds from sale of real estate held-for-sale	65,753	37,001	2,886
Purchase of loans	(1,019,721)	(725,657)	(649,983)
Principal payments received on loans	376,219	590,663	544,811
Proceeds from sale of loans	209,707	674,977	173,378
Distributions from investments in real estate	—	1,094	1,152
Improvements in investments in real estate	(221)	(365)	(3,878)
Purchase of furniture and fixtures	(69)	(133)	—
Acquisition of property and equipment	(865)	(373)	—
Investment in loans - related parties	(1,572)	(1,241)	—
Principal payments received on loans – related parties	3,848	1,685	1,251
Net cash (used in) provided by investing activities	(389,131)	492,271	76,156
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $0, $3,837 and $2,165)	—	114,454	55,502
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0, $0 and $19)	30,297	19,211	73,044
Proceeds from issuance of 8.50% Series A redeemable preferred shares (net of offering costs of $260, $3 and $781)	8,984	112	16,411
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $858, $1,670 and $1,201)	47,481	56,214	26,099
Proceeds from issuance of 8.625% Series C redeemable preferred shares (net of offering costs of $300, $0 and $0)	116,268	—	—
Repurchase of common stock	(6,832)	—	—
Proceeds from borrowings:
Repurchase agreements, net of repayments	277,875	15,226	71,121
CRE Securitizations	235,344	260,840	—
6.0% Convertible Senior Notes	—	115,000	—
Senior Secured Revolving Credit Facility	113,500	—	—
Reissuance of debt	52,663	—	—
Payments on borrowings:
Collateralized debt obligations	(451,991)	(797,573)	(243,539)
CRE Securitizations	(34,000)	—	—
Mortgage Payable	—	(13,600)	—
Retirement of debt	—	—	(20,365)
Settlement of derivative instruments	3,052	—	—
Payment of debt issuance costs	(8,939)	(9,786)	(586)
Cash distributions to non-controlling interests	(2,323)	(30,709)	(3,480)
Proceeds received from non-controlling interests	14,213	5,531	114
Distributions paid on preferred stock	(15,008)	(6,413)	(613)
Distributions paid on common stock	(104,225)	(93,458)	(74,050)
Net cash provided by (used in) financing activities	$276,359	$(364,951)	$(100,342)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(182,365)	176,992	42,162
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	262,270	85,278	43,116
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,905	$262,270	$85,278
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$35,690	$41,453	41,369
Income taxes paid in cash	$3,305	$10,710	22,758

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
Resource Capital Corp. and subsidiaries’ (collectively the ‘‘Company’’) principal business activity is to purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (the ‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (NASDAQ: REXI).  In September 2013, it was determined that the Company is a variable interest entity ("VIE") and that Resource America is the primary beneficiary of the Company. Therefore, the Company's financial statements are consolidated into Resource America's financial statements. The following subsidiaries are consolidated in the Company’s financial statements:

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

•
RCC Commercial II, Inc. (“Commercial II”) holds structured notes, available-for-sale and investments in the subordinated notes of foreign syndicated bank loan collateralized loan obligations ("CLO").  Commercial II owns 100% , 68.3%, and 88.6%, respectively, of the equity of the following VIEs:

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

◦
Moselle CLO S.A. ("Moselle CLO"), incorporated in Luxembourg, is a CLO issuer whose assets consist of European senior secured loans, U.S. senior secured loans, U.S. senior unsecured loans, U.S. second lien loans, European mezzanine loans, and a limited amount of synthetic securities and other eligible debt obligations. During the fourth quarter of 2014, the CLO began the liquidation process and substantially all assets were sold as of December 31, 2014.

•	RCC Commercial III, Inc. (“Commercial III”) holds bank loan investments. Commercial III owned 90% of the equity of the following VIE:

◦
Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and TRS.  Apidos CDO I was established to complete a CDO issuance secured by a portfolio of bank loans and ABS. In October 2014, the Company liquidated Apidos CLO I, and as a result, all of the assets were sold.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

•
Resource TRS, Inc. (“Resource TRS”), a TRS directly owned by the Company, holds the Company’s equity investment in a leasing company and holds all of its investment securities, trading. Resource TRS also owns equity in the following:

◦	Resource TRS, LLC, a Delaware limited liability company, which holds an investment in Northport LLC.

◦	Northport LLC, a Delaware limited liability company, which holds bank loan investments and the Company's self-originated middle market loans. The remainder of the equity is owned by RCC Commercial.

◦
Pelium Capital Partners, L.P., ("Pelium Capital") a Delaware limited partnership, which holds investment securities, trading. Resource TRS owns 74.1% of the equity in Pelium Capital as of December 31, 2014.

•
Resource TRS II, Inc. (“Resource TRS II”), a TRS directly owned by the Company, holds the Company’s management rights in bank loan CLOs not originated by the Company.  Resource TRS II owns 100% of the equity of the following VIE:

◦
Resource Capital Asset Management (“RCAM”), a domestic limited liability company, which is entitled to collect senior, subordinated, and incentive fees related to three CLO issuers to which it provides management services through CVC Credit Partners, LLC, formerly Apidos Capital Management (“ACM”), a subsidiary of CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC ”).  Resource America owns a 33% interest in CVC Credit Partners, LLC, ("CVC Credit Partners").

•
Resource TRS III, Inc. (“Resource TRS III”), a TRS directly owned by the Company, holds the Company’s interests in a bank loan CDO originated by the Company.  Resource TRS III owned 33% of the equity of the following VIE:

◦	Apidos CLO VIII, Ltd (“Apidos CLO VIII”), a Cayman Islands limited liability company and TRS. In October 2013, the Company liquidated Apidos CLO VIII, and as a result, all of the assets were sold.

•
Resource TRS IV, Inc. (“Resource TRS IV”), a TRS directly owned by the Company, held the Company's equity investment in hotel condominium units acquired in conjunction with a loan foreclosure. The hotel condominium units were sold in April 2014.

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

◦
Long Term Care Conversion, Funding ("LTCC Funding"), a New York limited liability company, which owns a 50.2% equity interest in Life Care Funding, LLC ("LCF") and provides funding through a financing facility to fund the acquisition of life settlement contracts. LCF, a New York limited liability company, is a joint venture between LTCC and Life Care Funding Group Partners and was established for the purpose of originating and acquiring life settlement contracts.

•	RCC Residential, Inc., ("RCC Residential") a TRS directly owned by the Company, is a Delaware corporation, which owns 100% of the following entity:

◦	Primary Capital Mortgage, LLC ("PCM"), (formerly known as Primary Capital Advisors, LLC) , a limited liability company that originates and services residential mortgage loans.

◦	RCM Global Manager, LLC ("RCM Global Manager"), a Delaware limited liability company, which owns 63.8% of the following entity:

▪	RCM Global, LLC ("RCM Global"), a Delaware limited liability company, which holds a portfolio of investment securities, available-for-sale.

▪	RCC Residential Portfolio, Inc. ("RCC Resi Portfolio"), a Delaware corporation directly owned by the Company, invests in residential mortgage-backed securities (“RMBS”).

▪
RCC Residential Portfolio TRS, Inc. ("RCC Resi TRS"), a TRS directly owned by the Company, is a Delaware corporation which intends to hold strategic residential positions which cannot be held by RCC Resi Portfolio.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
The Company considers the following criteria in determining whether an entity is a VIE:
1. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.
2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest.
a. The direct ability to make decisions about the entity's activities through voting rights or similar rights.
b. The obligation to absorb the expected losses of the entity.
c. The right to receive the expected residual returns of the entity.
3. The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. At December 31, 2014 and 2013, this included $31.8 million and $22.5 million, respectively, held in a prime brokerage and custody accounts, $32.6 million and $156.6 million, respectively, held in money market accounts, $15.4 million and $81.1 million, respectively, held in checking accounts, and $100,000 and $2.1 million, respectively, held in accounts at the Company's investment properties.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Investment Securities
The Company classifies its investment portfolio as trading or available-for-sale.  The Company, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.
The Company’s investment securities, trading and investment securities, available-for-sale are reported at fair value.  To determine fair value, the Company uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default, and recovery rates.  These valuations are validated utilizing dealer quotes or bids. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote or bid, the Company will evaluate the difference, which could result in an updated valuation from the third-party or a revised dealer quote. Based on a prioritization of inputs used in valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy. Any changes in fair value to the Company's investment securities, trading are recorded in the Company’s consolidated statements of income as net realized and unrealized (loss) gain on investment securities, trading. Any changes in fair value to the Company's investment securities available-for-sale are recorded in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders' equity.
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
DECEMBER 31, 2014

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
To the extent that the Company invests in securities qualifying as beneficial interests in securitized financial assets, the Company will recognize the excess of all cash flows attributable to the beneficial interest estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method.
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
Residential Loan Origination
The Company originates residential loans to be funded by permanent investors. The Company originates loans in 35 states with a focus on the Southeast. The Company may sell or retain the right to service the loans. Servicing fees are recognized as income when the related mortgage payments are collected based on the outstanding balance of the related mortgage loans or on an agreed upon rate. Servicing fee income is reduced by amortization of capitalized servicing rights.
The fair value option has been elected for all residential mortgage loans held for sale. As such, residential mortgage loans held for sale are valued at fair value, determined on an individual-loan basis. Additionally, due to such election, origination fees and direct origination costs are immediately recognized in earnings. Market value for conforming, agency loans is determined using sales commitments to permanent investors or on current market rates for loans of similar quality and type (generally Level 2 in the fair value hierarchy). Market value for non-agency, jumbo loans is determined using sales commitments to permanent investors, current market rates for loans of similar quality, or through the use of cash flow models (generally Level 3 in the fair value hierarchy). Mortgage loans are included as loans held for sale in the consolidated balance sheets. Conforming, agency loans are generally sold within 15 to 45 days of origination. Non-agency, jumbo loans may either be sold to private investors or held for securitization.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Mortgage Servicing Rights
A mortgage servicing right is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering the mortgage loan servicing portfolio. Mortgage servicing rights are created through either the direct purchase of servicing from a third party or through the sale of an originated mortgage loan. The servicing rights relate to a single class of residential mortgage loans.
The fair value of residential servicing rights included in the consolidated balance sheets was determined using an estimated current market value at the date of loan origination and other assumptions. Capitalized servicing rights are amortized over the life of the loan, assuming certain prepayment and other assumptions.
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
DECEMBER 31, 2014

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
There were no impairment charges recorded with respect to the Company’s investment in real estate or intangible assets during the years ended December 31, 2014, 2013 and 2012.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, Whitney CLO I, Harvest CLO VII, Moselle CLO, Harvest CLO VIII, Harvest X Investor, and Harvest CLO X, the Company's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands and, with respect to Moselle CLO, Luxembourg and, with respect to Harvest CLO VII, Harvest CLO VIII, and Harvest CLO X, Ireland, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I's, Apidos CDO III's, Apidos Cinco CDO's, Apidos CLO VIII's, Whitney CLO I's, Harvest CLO VII’s, Moselle CLO’s, Harvest CLO VIII’s, Harvest X Investor’s, and Harvest X CLO’s current taxable income in its calculation of REIT taxable income.
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
On February 24, 2014, the Company acquired approximately 88.6% of the equity of Moselle CLO S.A., which is a foreign TRS, incorporated in Luxembourg.  This equity is directly owned by a domestic qualified REIT subsidiary of the Company and, accordingly, its earnings are included in the Company’s calculation of REIT taxable income.
On March 27, 2014, the Company acquired approximately 12.6% of the equity of Harvest CLO VIII, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland.  This equity is directly owned by a domestic qualified REIT subsidiary of the Company and, accordingly, its earnings are included in the Company’s calculation of REIT taxable income.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

On July 3, 2014, the Company acquired approximately 55% of the equity of Harvest X Investor, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of the Cayman Islands.  As of November 6, 2014, the Company’s investment was returned and the Company no longer has an active ownership interest in Harvest X Investor.  For the period July 3, 2014 through November 6, 2014 the equity was directly owned by a domestic qualified REIT subsidiary of the Company and, accordingly, its earnings are included in the Company’s calculation of REIT taxable income.
On November 6, 2014, the Company acquired approximately 32.1% of the equity of Harvest CLO X, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland.  This equity is directly owned by a domestic qualified REIT subsidiary of the Company and, accordingly, its earnings are included in the Company’s calculation of REIT taxable income.
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
The Company may also enter into forward currency contracts. Forward contracts represent future commitments to either purchase or to deliver loans, securities or a quantity of a currency at a predetermined future date, at a predetermined rate or price and are used to manage interest rate risk on loan commitments and mortgage loans held for sale as well as currency risk with respect to the Company's long positions in foreign currency-denominated investment securities.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The Company may also hold warrants. Warrants give the holder the right, but not the obligation, to purchase equity in the Company at a specific price within a specified time period. Typically, the warrant contracts include expiration dates well into the future and an exercise price set above the current fair value of the common stock. With the expiration date set into the future, the warrant’s value is impacted by the time value of money. Both this factor and the fluctuation in the underlying stock’s price impact the value of the warrant, thereby causing the holder to consider this investment as a derivative.
The Company may also hold options on future contracts. Options are contracts sold by one party to another that give the buyer the right, but not the obligation, to buy or sell a financial asset at an agreed-upon price during a certain period of time or on a specific date.
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
Recent Accounting Standards
In February 2015, the Financial Accounting Standards Board ("FASB") issued guidance that requires an entity to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after after December 15, 2015. Early application is permitted. The Company does not expect adoption will have a material impact on its consolidated financial statements.
In November 2014, the FASB issued guidance for determining whether and at what threshold an acquired entity can reflect the acquirer’s accounting and reporting basis (pushdown accounting) in its separate financial statements. In accordance with this guidance, management may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with ASC Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. This guidance was effective after November 18, 2014. Adoption did not have a material impact on the Company's consolidated financial statements.
In November 2014, the FASB issued guidance to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. An entity that issues or invests in a hybrid financial instrument is required to separate an embedded derivative feature from the host contract (for example, an underlying share) and account for the feature as a derivative according to ASC Subtopic 815-10 on derivatives and hedging if certain criteria are met. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the effect of adoption.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

In August 2014, the FASB issued guidance that clarifies the disclosures management must make in its interim and annual financial statement footnotes when management has determined that conditions exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date the financial statements are available to be issued when applicable). In accordance with this guidance, management’s assessment is required to be made each reporting period and should be based on relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. In all cases, to the extent that substantial doubt about the entity’s ability to continue as a going concern is determined to be probable, management must disclose the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that either alleviated or are intended to mitigate the conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern. Additionally, to the extent substantial doubt about the entity’s ability to continue as a going concern is not alleviated by management’s plans, management must indicate in the footnotes that there is substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption will have a material impact on its consolidated financial statements.
In August 2014, the FASB issued guidance that provides for the election of a measurement alternative when a reporting entity determines that it is the primary beneficiary of a collateralized financing entity and, hence, is required to consolidate that collateralized financing entity. The measurement alternative allows a qualifying, consolidated collateralized financing entity to use the more observable of the fair value the financial assets or the fair value of financial liabilities adjusted by the carrying amount of non-financial assets, the fair value of any beneficial interests retained by the reporting entity (including those beneficial interest that represent compensation for services). Alternatively, if the measurement alternative is not elected for a qualifying, consolidated collateralized financing entity, this guidance requires that the financial assets and financial liabilities be measured in accordance with ASC Topic 820, and any difference in the fair value of the financial assets and the fair value of the financial liabilities would be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). This guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the effect of adoption but does not expect adoption will have a material impact on its consolidated financial statements.

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
DECEMBER 31, 2014

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
Reclassifications
Certain reclassifications have been made to the 2012 and 2013 consolidated financial statements to conform to the 2014 presentation. Previously, certain gains and losses related to the Company's residential mortgage loans were included in general and administrative expenses. These gains and losses are now included in net realized gain on sales of investment securities available-for-sale and loans. In 2013, the Company's middle market loans were reported with bank loans in the consolidated financial statements. In 2014, these loans were presented as a separate loan portfolio in the consolidated financial statements.
Principal paydown receivables represent the portion of the Company's loan portfolio for which indication has been provided through its various servicers, trustees, or its asset management group that a payoff or paydown of a loan has been received but for which, as of period end, the Company has not received and applied such cash to the outstanding loan balance. To better reflect the nature of these activities, the Company has reclassified the net changes in these principal paydown receivables in the Consolidated Statement of Cash Flows from an operating activity to an investing activity included in principal payments received from loans and has supplemented this reclassification with a disclosure of cash received on principal paydown receivables subsequent to December 31, 2014. The reclassification had the impact of decreasing net cash flows from operations by $18.7 million and increasing net cash flows from operations by $25.5 million for the years ended December 31, 2013, and 2012, respectively. Conversely, the reclassification had the impact of increasing net cash flows from investing activities by $18.7 million and decreasing net cash flows from investing activities by $25.5 million for the years ended December 31, 2013, and 2012, respectively. This reclassification had no impact on the net changes in cash and cash equivalents or net income for any periods presented.
NOTE 3 - VARIABLE INTEREST ENTITIES
The Company has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its securitizations in order to determine if they are variable interest in VIEs. The Company monitors these legal interests and, to the extent it has determined that it has a variable interest, analyzes the entity for potential consolidation. A VIE is required to be consolidated by its primary beneficiary. The Company will continually analyze entities for which it holds a variable interest, including when there is a reconsideration event, to determine whether such entities are VIEs and whether such potential VIEs should be consolidated or deconsolidated. This analysis requires considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that otherwise would have been consolidated.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of eleven VIEs at December 31, 2014: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC CRE 2014, Moselle CLO and RCM Global, LLC. In performing the primary beneficiary analysis for Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC CRE 2014 and RCM Global, LLC, it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and who have the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that the Company was the party within that group that is more closely associated to each such VIE considering the design of the VIE, the principal-agency relationship between the Company and other members of the related-party group, and the relationship and significance of the activities of the VIE to the Company compared to the other members of the related-party group.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC CRE 2014 and RCM Global, LLC were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities, and were financed by the issuance of debt securities. The Manager and CVC Credit Partners manage these entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
Moselle CLO was a European securitization in which the Company purchased a $30.4 million interest in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 subordinated Notes in February 2014. The CLO was managed by an independent third-party and such collateral management activities were determined to be the activities that most significantly impact the economic performance of the CLO. Though neither the Company nor one of its related parties manage the CLO, due to certain unilateral kick-out rights within the collateral management agreement it was determined that the Company had the power to direct the activities that most significantly impact the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impact Moselle CLO and a financial interest that is expected to absorb both positive and negative variability in the CLO that could potentially be significant, the Company was determined to be the the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO. During the fourth quarter of 2014, the CLO began the liquidation process and substantially all assets were sold as of December 31, 2014.
Whitney CLO I is a securitization in which the Company acquired rights to manage the collateral assets held by the entity in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see “— Unconsolidated VIEs – Resource Capital Asset Management,” below.

On July 9, 2014, RCC Residential together with Resource America and certain Resource America employees acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio is managed by Resource America. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global will be allocated the revenue/expenses of RCM Global in accordance with its or his membership interest. RCM Global was determined to be a VIE based on the equity holders' inability to direct the activities that are most significant to the entity. The Company was determined to be the the primary beneficiary of RCM Global and, therefore, consolidated the entity.

In September 2014, the Company contributed $17.5 million of capital to Pelium Capital for an 80.4% interest. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company will receive 10% of the carried interest in the partnership for the first five years which can increase to 20% if the Company's capital contributions aggregate $40.0 million. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members have all of the following characteristics (1) the power to direct the activities (2) the obligation to absorb losses and (3) the right to receive residual returns. However, Pelium Capital was consolidated as a result of the Company's majority ownership and the Company's unilateral kick-out rights. The non-controlling interest in this vehicle is owned by Resource America. The Company's ownership interest in Pelium decreased to 74.1% as of December 31, 2014.
For a discussion of the Company’s securitizations, see Note 1, and for a discussion of the debt issued through the securitizations, see Note 14.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

For consolidated CLOs in which the Company does not own 100% of the subordinated notes, the Company imputes an interest rate using expected cash flows over the life of the CLO and records the third party's share of the cash flows as interest expense on the consolidated statements of income.
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
The creditors of the Company’s eleven consolidated VIEs have no recourse to the general credit of the Company. However, in its capacity as manager, the Company has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the years ended December 31, 2014, 2013 and 2012, the Company has provided financial support of $219,000, $166,000 and $156,000, respectively. The Company has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its consolidated VIEs.
The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2014 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006-1	RREF 2007-1	RCC CRE Notes 2013	RCC CRE 2014	Moselle	RCM Global, LLC	Total
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$25	$25
Restricted cash (1)	416	3,104	20,142	5	116	20	250	2,713	—	94,481	—	121,247
Investment securities available-for-sale, pledged as collateral, at fair value	—	3,057	11,115	—	—	11,274	64,858	—	—	—	28,899	119,203
Loans, pledged as collateral	153	80,761	249,164	—	—	128,398	206,207	248,662	347,792	—	—	1,261,137
Loans held for sale	—	—	282	—	—	—	—	—	—	—	—	282
Interest receivable	—	327	858	—	—	2,293	1,979	1,279	1,396	—	809	8,941
Prepaid assets	2	21	19	—	—	78	64	37	—	—	—	221
Principal paydown receivable	—	—	—	—	—	—	—	20,500	2,207	3,060	—	25,767
Other assets	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Total assets (2)	$571	$87,270	$281,580	$5	$116	$142,063	$273,358	$273,191	$351,383	$97,541	$29,733	$1,536,811

LIABILITIES
Borrowings	$—	$74,646	$255,463	$—	$—	$61,424	$130,207	$224,157	$231,657	$68,940	$—	$1,046,494
Accrued interest expense	—	46	270	—	—	36	97	186	133	232	—	1,000
Derivatives, at fair value	—	—	—	—	—	864	7,575	—	—	—	—	8,439
Unsettled loan purchases	—	—	—	—	—	—	—	—	—	—	(529)	(529)
Accounts payable and other liabilities	8	40	17	—	—	(1)	1	—	—	(453)	2	(386)
Total liabilities	$8	$74,732	$255,750	$—	$—	$62,323	$137,880	$224,343	$231,790	$68,719	$(527)	$1,055,018

(1)    Includes $3.0 million available for reinvestment in certain of the securitizations.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements as of December 31, 2014. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.
LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of Resource America, and LEAF Commercial Capital, Inc. (“LCC”), another subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC. The Company’s investment in LCC was valued at $36.3 million based on a third-party valuation at that time.  During 2013, the Company entered into a third stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. The Company's fully-diluted interest in LCC assuming conversion is 28.4%. The Company’s investment in LCC was recorded at $39.4 million and $41.0 million as of December 31, 2014 and 2013, respectively.
The Company determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 28.4% of the voting rights in the entity. Furthermore, Eos holds consent rights with respect to significant LCC actions, including incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed bank loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $9.4 million and $11.2 million at December 31, 2014 and 2013, respectively. The Company recognized fee income of $5.1 million, $5.3 million and $7.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, the Company purchased 66.6% of its preferred equity, which resulted in consolidation. Based upon that purchase, the Company determined that it had an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, the Company had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between the Company and the related party, the Company was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. The Company, therefore, consolidated Whitney CLO I. In May 2013, the Company purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of Whitney CLO I. In September 2013, the Company liquidated Whitney CLO I, and, as a result, all of the assets were sold.
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs as of December 31, 2014 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$39,417	$1,548	$—	$40,965	$40,965
Intangible assets	—	—	9,434	9,434	9,434
Total assets	39,417	1,548	9,434	50,399

Borrowings	—	51,205	—	51,205	N/A
Total liabilities	—	51,205	—	51,205	N/A
Net asset (liability)	$39,417	$(49,657)	$9,434	$(806)	N/A
As of December 31, 2014, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2014	2013	2012
Non-cash investing activities include the following:
Assumption of direct financing leases and other assets (1)	$2,385	$—	$—
Acquisition of real estate investments	$—	$—	$(21,661)
Conversion of loans to investment in real estate	$—	$—	$21,661
Acquisition of loans, pledged as collateral	$—	$—	$(230,152)

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$26,563	$25,536	$21,024
Distribution on preferred stock declared but not paid	$6,044	$2,159	$1,244
Issuance of restricted stock	$890	$823	$2,189
Contribution of security deposits and other liabilities (1)	$457	$—	$—
Subscription receivable	$—	$—	$1,248
Assumption of collateralized debt obligations	$—	$—	$206,408

(1)	On December 31, 2014, the Company assumed direct financing leases and related assets and liabilities in satisfaction of a loan receivable - related party.
NOTE 5 - RESTRICTED CASH
The following summarizes the Company's restricted cash (in thousands):

	December 31,
	2014	2013
Restricted cash:
Consolidated securitizations	$121,247	$61,372
Restricted account at investment properties	—	848
Restricted cash pledged with minimum reserve balance requirements	209	318
Cash collateralizing outstanding margin calls on cash flow hedges	500	500
Cash collateralizing outstanding margin calls on borrowings	—	271
Cash collateralizing margin posted on forward/short positions	182	—
	$122,138	$63,309

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 6 - INVESTMENT SECURITIES, TRADING
The following table summarizes the Company's structured notes and RMBS which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2014:
Structured notes	$22,876	$1,098	$(3,188)	$20,786
RMBS	1,896	—	(1,896)	—
Total	$24,772	$1,098	$(5,084)	$20,786

As of December 31, 2013:
Structured notes	$8,057	$4,050	$(1,000)	$11,107
RMBS	1,919	—	(1,468)	451
Total	$9,976	$4,050	$(2,468)	$11,558
The Company purchased 38 securities and sold nine securities during the year ended December 31, 2014, for a net realized gain of $3.0 million.   The Company held 37 and eight investment securities, trading as of December 31, 2014 and 2013, respectively.
NOTE 7 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
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

The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2014:
CMBS	$168,669	$4,938	$(3,202)	$170,405
RMBS	29,814	937	—	30,751
ABS	55,617	16,876	(336)	72,157
Corporate Bonds	2,415	10	(18)	2,407
Total	$256,515	$22,761	$(3,556)	$275,720

As of December 31, 2013:
CMBS	$185,178	$7,570	$(12,030)	$180,718
ABS	30,775	1,644	(394)	32,025
Corporate Bonds	2,517	16	(70)	2,463
Total	$218,470	$9,230	$(12,494)	$215,206

(1)	As of December 31, 2014 and 2013, $197.8 million and $162.6 million, respectively, of securities were pledged as collateral security under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table summarizes the estimated maturities of the Company’s CMBS, RMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
As of December 31, 2014:
Less than one year	$78,095	(1)	$79,649	4.13%
Greater than one year and less than five years	115,302		100,909	4.64%
Greater than five years and less than ten years	20,177		17,516	16.45%
Greater than ten years	62,146		58,441	7.86%
Total	$275,720		$256,515	6.08%

As of December 31, 2013:
Less than one year	$39,256	(1)	$40,931	5.25%
Greater than one year and less than five years	139,700		141,760	4.69%
Greater than five years and less than ten years	26,526		25,707	1.10%
Greater than ten years	9,724		10,072	7.90%
Total	$215,206		$218,470	4.49%

(1)    The Company expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.
The contractual maturities of the CMBS investment securities available-for-sale range from January 2015 to December 2022.  The contractual maturity date of the RMBS investment securities available-for-sale is June 2029. The contractual maturities of the ABS investment securities available-for-sale range from October 2016 to October 2050. The contractual maturities of the corporate bond investment securities available-for-sale range from May 2016 to December 2019.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
As of December 31, 2014:
CMBS	$35,860	$(555)	22	$25,583	$(2,647)	13	$61,443	$(3,202)	35
ABS	1,000	(278)	8	958	(58)	3	1,958	(336)	11
Corporate bonds	1,447	(18)	1	—	—	—	1,447	(18)	1
Total temporarily impaired securities	$38,307	$(851)	31	$26,541	$(2,705)	16	$64,848	$(3,556)	47

As of December 31, 2013:
CMBS	$52,012	$(7,496)	34	$14,159	$(4,534)	10	$66,171	$(12,030)	44
ABS	143	(1)	1	6,692	(393)	9	6,835	(394)	10
Corporate bonds	865	(70)	1	—	—	—	865	(70)	1
Total temporarily impaired securities	$53,020	$(7,567)	36	$20,851	$(4,927)	19	$73,871	$(12,494)	55
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
During the years ended December 31, 2014 and 2013, the Company recognized other-than-temporary impairment losses of zero and $328,000, respectively, on positions that supported the Company’s CMBS investments.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table summarizes the Company's sales of investment securities available-for-sale during the period indicated (in thousands, except number of securities):

	Positions Sold	Par Amount Sold	Realized Gain (Loss)
For the Year Ended December 31, 2014:
CMBS position	5	$27,370	$573
ABS	8	$11,574	$2,922

For the Year Ended December 31, 2013:
CMBS position	4	$14,500	$466
Corporate bond position	35	$34,253	$(474)
The amounts above do not include redemptions. During the year ended December 31, 2014, the Company had two corporate bond positions redeemed with a total par of $1.6 million, and recognized a gain of $48,000. During the year ended December 31, 2013, the Company had three corporate bond positions redeemed with a total par of $4.3 million, and recognized a loss of $11,000.
During the year ended December 31, 2014, the Company had one ABS position redeemed with a total par of $2.5 million, and recognized a gain of $25,500. During the year ended December 31, 2013 the Company had no ABS positions redeemed. The Company also had one ABS position with a total par value of $3.0 million liquidated during the year ended December 31, 2014, which resulted in a gain of $570,000.
NOTE 8 - INVESTMENTS IN REAL ESTATE
The table below summarizes the Company’s investments in real estate (in thousands, except number of properties):

	As of December 31, 2013
	Book Value	Number of Properties
Multi-family property	$22,107	1
Office property	10,273	1
Subtotal	32,380
Less: Accumulated depreciation	(2,602)
Investments in real estate	$29,778
During the year ended December 31, 2014, the Company made no acquisitions and sold its remaining three properties for a combined gain of $6.1 million, which is recorded on the consolidated statements of income in gain on sale of real estate. One of the properties was reclassified to property available-for-sale on the balance sheet as of December 31, 2013.
During the year ended December 31, 2013, the Company made no acquisitions and sold one of its multi-family properties for a gain of $16.6 million, which was recorded in gain on sale of real estate on the Company's consolidated statements of income.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 9 - LOANS HELD FOR INVESTMENT
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
As of December 31, 2014:
Commercial real estate loans:
Whole loans	$1,271,121	$(7,529)	$1,263,592
B notes	16,120	(48)	16,072
Mezzanine loans	67,446	(80)	67,366
Total commercial real estate loans	1,354,687	(7,657)	1,347,030
Bank loans	332,058	(1,410)	330,648
Middle market loans	250,859	(746)	250,113
Residential mortgage loans, held for investment	2,802	—	2,802
Subtotal loans before allowances	1,940,406	(9,813)	1,930,593
Allowance for loan loss	(4,613)	—	(4,613)
Total loans net of allowances	1,935,793	(9,813)	1,925,980
Bank loans held for sale	282	—	282
Residential mortgage loans held for sale, at fair value (3)	111,454	—	111,454
Total loans held for sale	111,736	—	111,736
Total loans, net of allowance	$2,047,529	$(9,813)	$2,037,716

As of December 31, 2013:
Commercial real estate loans:
Whole loans	$749,083	$(3,294)	$745,789
B notes	16,288	(83)	16,205
Mezzanine loans	64,417	(100)	64,317
Total commercial real estate loans	829,788	(3,477)	826,311
Bank loans	519,343	(3,950)	515,393
Middle market loans	39,864	(84)	39,780
Residential mortgage loans, held for investment	1,849	—	1,849
Subtotal loans before allowances	1,390,844	(7,511)	1,383,333
Allowance for loan loss	(13,807)	—	(13,807)
Total loans net of allowances	1,377,037	(7,511)	1,369,526
Bank loans held for sale	2,377	—	2,377
Middle market loans held for sale	4,473	—	4,473
Residential mortgage loans held for sale, at fair value (3)	15,066	—	15,066
Total loans held for sale	21,916	—	21,916
Total loans, net of allowances	$1,398,953	$(7,511)	$1,391,442

(1)
Amounts include deferred amendment fees of $88,000 and $216,000 and deferred upfront fees of $82,000 and $141,000 being amortized over the life of the bank loans as of December 31, 2014 and 2013, respectively.  Amounts include loan origination fees of $7.6 million and $3.3 million and loan extension fees of $0 and $73,000 being amortized over the life of the commercial real estate loans as of December 31, 2014 and 2013, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2014 and 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

(3)
Residential mortgage loans held for sale, at fair value was comprised of $28.9 million and $82.6 million of agency-conforming and jumbo mortgage loans, respectively, as of December 31, 2014. The portfolio consisted of $15.1 million and $0 million of agency-conforming and jumbo mortgage loans, respectively, as of December 31, 2013.

The following is a summary of the Company’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates(3)
As of December 31, 2014:
Whole loans, floating rate (1) (4) (6)	73	$1,263,592	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,072	8.68%	April 2016
Mezzanine loans, floating rate	1	12,558	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (7)	3	54,808	0.50% to 18.71%	January 2016 to September 2019
Total (2)	78	$1,347,030

As of December 31, 2013:
Whole loans, floating rate (1) (5) (6)	51	$745,789	LIBOR plus 2.68% to LIBOR plus 12.14%	March 2014 to February 2019
B notes, fixed rate	1	16,205	8.68%	April 2016
Mezzanine loans, floating rate	1	12,455	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (7)	3	51,862	0.50% to 18.72%	September 2014 to September 2019
Total (2)	56	$826,311

(1)
Whole loans had $105.1 million and $13.7 million in unfunded loan commitments as of December 31, 2014 and 2013, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $4.0 million and $10.4 million as of December 31, 2014 and 2013, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Floating rate whole loans include a combined $12.0 million mezzanine component of two whole loans, which have a fixed rate of 12.0%, and a $4.2 million mezzanine component of two whole loans that have a fixed rate of 15.0% at December 31, 2014.

(5)	Floating rate whole loans include a combined $11.4 million mezzanine component of two whole loans, which have a fixed rate of 12.0% as of December 31, 2013.

(6)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of December 31, 2014 and December 31, 2013.

(7)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following is a summary of the weighted average life of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2015	2016	2017 and Thereafter	Total
As of December 31, 2014:
B notes	$—	$16,072	$—	$16,072
Mezzanine loans	—	16,736	50,630	67,366
Whole loans	—	27,665	1,235,927	1,263,592
Total (1)	$—	$60,473	$1,286,557	$1,347,030

As of December 31, 2013:	2014	2015	2016 and Thereafter	Total
B notes	$—	$—	$16,205	$16,205
Mezzanine loans	5,711	—	58,606	64,317
Whole loans	—	17,949	727,840	745,789
Total (1)	$5,711	$17,949	$802,651	$826,311

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.
At December 31, 2014, the Company’s bank loan portfolio consisted of $330.4 million (net of allowance of $570,000) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.25% and the three month LIBOR plus 8.75% with maturity dates ranging from January 2015 to February 2024.
At December 31, 2013, the Company’s bank loan portfolio consisted of $514.4 million (net of allowance of $3.4 million) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.5%, and the three month LIBOR plus 10.5% with maturity dates ranging from January 2014 to December 2021.
The following is a summary of the weighted average life of the Company’s bank loans loans, at amortized cost (in thousands):

	December 31,
	2014	2013
Less than one year	$7,829	$36,985
Greater than one year and less than five years	274,332	366,848
Five years or greater	48,769	113,937
	$330,930	$517,770
At December 31, 2014, the Company’s middle market loan portfolio consisted of $250.1 million of floating rate loans, which bear interest ranging between the one or three month LIBOR plus 5.5% and the one or three month LIBOR plus 9.25% with maturity dates ranging from December 2016 to November 2022.
At December 31, 2013, the Company’s middle market loan portfolio consisted of $44.3 million of floating rate loans, which bear interest ranging between the one or three month LIBOR plus 3.75%, and the one or three month LIBOR plus 10.5% with maturity dates ranging from October 2018 to December 2021.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following is a summary of the weighted average life of the Company’s middle market loans, at amortized cost (in thousands):

	December 31,
	2014	2013
Less than one year	$—	$—
Greater than one year and less than five years	132,353	13,027
Five years or greater	117,760	31,226
	$250,113	$44,253

The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
As of December 31, 2014:
B notes	$55	1.19%
Mezzanine loans	230	4.99%
Whole loans	3,758	81.47%
Bank loans	570	12.36%
Total	$4,613

As of December 31, 2013:
B notes	$174	1.26%
Mezzanine loans	559	4.05%
Whole loans	9,683	70.13%
Bank loans	3,391	24.56%
Total	$13,807
As of December 31, 2014, the Company had recorded an allowance for loan losses of $4.6 million consisting of a $570,000 allowance on the Company’s bank loan portfolio and a $4.0 million allowance on the Company’s commercial real estate portfolio. There was no allowance on the Company’s middle market loan portfolio. The fair value option was elected for the Company’s residential mortgage loan portfolio and therefore, no allowance for loan losses is required.
As of December 31, 2013, the Company had recorded an allowance for loan losses of $13.8 million consisting of a $3.4 million allowance on the Company’s bank loan portfolio, a $10.4 million allowance on the Company’s commercial real estate portfolio. There was no allowance on the Company’s middle market loan portfolio.
Principal paydown receivables represent the portion of the Company's loan portfolio for which indication has been provided through its various servicers, trustees, or its asset management group that a payoff or paydown of a loan has been received but for which, as of period end, the Company has not received and applied such cash to the outstanding loan balance. At December 31, 2014, principal paydown receivables totaled $40.9 million, the entirety of which the Company received in cash during January 2015.
At December 31, 2014 and 2013, approximately 27.4% and 39.0%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 7.3% and 6.4%, respectively, in Arizona, and approximately 27.3% and 14.6%, respectively, in Texas. At December 31, 2014 and 2013, approximately 17.5% and 15.8%, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare. At December 31, 2014 approximately 13.7% of the Company’s middle market loan portfolio was concentrated in the collective industry grouping of personal, food and miscellaneous service. At December 31, 2013 approximately 23.1% of the Company's middle market loan portfolio was concentrated in hotels, motels, inns, and gaming. During the year ended December 31, 2014, approximately 56.0% of the Company's residential mortgage loans were originated in Georgia, 8.0% in Utah, 7.0% in Virginia, 5.0% in Alabama, and 4.0% in Tennessee. During the year ended December 31, 2013, approximately 66.0% of the

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Company's residential mortgage loans were originated in Georgia, 9.0% in North Carolina, 7.0% in Tennessee and Virginia and 6.0% in Alabama.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table shows the Company's investments in unconsolidated entities as of 2014 and 2013 and equity in net earnings (losses) of unconsolidated subsidiaries for the years ended December 31, 2014, 2013 and 2012 (in thousands):

		Balance as of		Years Ended December 31,
	Ownership %	December 31, 2014	December 31, 2013	2014	2013	2012
Varde Investment Partners, L.P	7.5%	$654	$674	$(20)	$148	$(135)
RRE VIP Borrower, LLC (1)		—	—	3,473	277	682
Investment in LCC Preferred Stock	28.4%	39,416	41,016	(1,555)	(183)	(3,256)
Investment in CVC Global Credit Opportunities Fund	27.7%	18,209	16,177	2,032	1,177	—
Investment in Life Care Funding (2)	50.2%	—	1,530	(75)	(470)	—
Investment in School Lane House (1)		—	975	912	—	—
		58,279	60,372	4,767	949	(2,709)
Investment in RCT I and II (3)	3%	1,548	1,548	2,387	2,401	2,494
Investment in Preferred Equity (1) (4)		—	7,149	410	992	705
		$59,827	$69,069	$7,564	$4,342	$490

(1)	Investment in School Lane House, Investment in RRE VIP Borrower and the Investments in preferred equity were sold as of December 31, 2014.

(2)	The Company began consolidating this investment during the first quarter of 2014. Ownership % represents ownership after consolidation.

(3)	For the years ended December 31, 2014, 2013, and 2012 these amounts are recorded in interest expense on the Company's consolidated statements of income.

(4)	For the years ended December 31, 2014, 2013 and 2012 these amounts are recorded in interest income on loans on the Company's consolidated statements of income.
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. In February 2014, the Company invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014.
NOTE 11 - FINANCING RECEIVABLES
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans		Middle Market Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of December 31, 2014:
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391		$—	$—	$—	$13,807
Provision (recovery) for loan loss	(3,758)	4,173		92	—	1,297	1,804
Loans charged-off	(2,615)	(6,994)		(92)	—	(1,297)	(10,998)
Allowance for losses at December 31, 2014	$4,043	$570		$—	$—	$—	$4,613
Ending balance:
Individually evaluated for impairment	$—	$570		$—	$—	$—	$570
Collectively evaluated for impairment	$4,043	$—		$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—		$—	$—	$—	$—
Loans:
Ending balance: (1)
Individually evaluated for impairment	$166,180	$1,350		$250,113	$—	$1,277	$418,920
Collectively evaluated for impairment	$1,180,850	$329,580		$—	$2,802	$—	$1,513,232
Loans acquired with deteriorated credit quality	$—	$—		$—	$—	$—	$—

As of December 31, 2013:
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705		$—	$—	$—	$17,691
Provision for loan loss	2,686	312		22	—	—	3,020
Loans charged-off	(256)	(6,626)		(22)	—	—	(6,904)
Allowance for losses at December 31, 2013	$10,416	$3,391		$—	$—	$—	$13,807
Ending balance:
Individually evaluated for impairment	$4,572	$2,621		$—	$—	$—	$7,193
Collectively evaluated for impairment	$5,844	$770		$—	$—	$—	$6,614
Loans acquired with deteriorated credit quality	$—	$—		$—	$—	$—	$—
Loans:
Ending balance: (1)
Individually evaluated for impairment	$194,403	$3,554		$—	$—	$6,966	$204,923
Collectively evaluated for impairment	$631,908	$558,469	(2)	$—	$16,915	$—	$1,207,292
Loans acquired with deteriorated credit quality	$—	$—		$—	$—	$—	$—

(1) Loan balances as of December 31, 2014 and 2013 include loans held for sale.
(2) Includes $44.3 million of middle market loans at December 31, 2013.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
Credit risk profiles of bank and middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2014:
Bank loans	$291,214	$32,660	$5,424	$—	$1,350	$282	$330,930

As of December 31, 2013:
Bank loans	$448,224	$42,476	$18,806	$2,333	$3,554	$2,377	$517,770
All of the Company’s bank loans were performing with the exception of two loans with an amortized cost of $1.4 million as of December 31, 2014, one of which defaulted as of March 31, 2014 and the other defaulted as of September 30, 2014. As of December 31, 2013, all of the Company's bank loans were performing with the exception of three loans with an amortized cost of $3.6 million, one of which defaulted in 2012, one of which defaulted as of March 31, 2013 and one of which defaulted as of June 30, 2013.
Middle Market Loans
The Company uses a risk grading matrix to assign grades to middle market loans.  At inception, all middle market loans are graded at a 2 and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1-5 with 1 representing the Company’s highest rating and 5 representing its lowest rating.  A loan with a rating of a 2 is considered performing within expectations. The Company considers metrics such as performance of the underlying company, liquidity, collectability of interest and principal payments, enterprise valuation, default probability, and industry dynamics in grading its middle market loans.
Credit risk profiles of bank and middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2014:
Middle market loans	$—	$240,245	$9,868	$—	$—	$—	$250,113

As of December 31, 2013:
Middle market loans	$—	$39,780	$—	$—	$—	$4,473	$44,253
All of the Company’s middle market loans were performing as of December 31, 2014 and 2013.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of December 31, 2014:
Whole loans	$1,231,092	$32,500	$—	$—	$—	$1,263,592
B notes	16,072	—	—	—	—	16,072
Mezzanine loans	45,432	21,934	—	—	—	67,366
	$1,292,596	$54,434	$—	$—	$—	$1,347,030

As of December 31, 2013:
Whole loans	$680,718	$32,500	$32,571	$—	$—	$745,789
B notes	16,205	—	—	—	—	16,205
Mezzanine loans	51,862	12,455	—	—	—	64,317
	$748,785	$44,955	$32,571	$—	$—	$826,311
All of the Company’s commercial real estate loans were performing as of December 31, 2014 and 2013.
Residential Mortgage Loans
Residential mortgage loans are reviewed periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing underlying conditions.
Loans Receivable - Related Party
During the year ended December 31, 2014, the Company recorded a provision for loan losses on one related party loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the Company's books in lieu of the loan receivable.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of December 31, 2014:
Whole loans	$—	$—	$—	$—	$1,263,592	$1,263,592	$—
B notes	—	—	—	—	16,072	16,072	—
Mezzanine loans	—	—	—	—	67,366	67,366	—
Bank loans (1)	—	—	1,350	1,350	329,580	330,930	—
Middle market loans (3)	—	—	—	—	250,113	250,113	—
Residential mortgage loans (2)	443	82	119	644	113,612	114,256	—
Loans receivable- related party	—	—	—	—	1,277	1,277	—
Total loans	$443	$82	$1,469	$1,994	$2,041,612	$2,043,606	$—

As of December 31, 2013:
Whole loans	$—	$—	$—	$—	$745,789	$745,789	$—
B notes	—	—	—	—	16,205	16,205	—
Mezzanine loans	—	—	—	—	64,317	64,317	—
Bank loans (1)	—	—	3,554	3,554	514,216	517,770	—
Middle market loans (3)	—	—	—	—	44,253	44,253	—
Residential mortgage loans (2)	234	91	268	593	16,322	16,915	—
Loans receivable- related party	—	—	—	—	6,966	6,966	—
Total loans	$234	$91	$3,822	$4,147	$1,408,068	$1,412,215	$—

(1)	Contains $282,000 and $2.4 million of bank loans held for sale at December 31, 2014 and 2013, respectively.

(2)	Contains $111.5 million and $15.1 million of residential mortgage loans held for sale at December 31, 2014 and 2013, respectively.

(3)	Contains $0 and $4.5 million of middle market loans held for sale at December 31, 2014 and 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of December 31, 2014:
Loans without a specific valuation allowance:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$2,859
Bank loans	$—	$—	$—	$—	$—
Middle market loans
Residential mortgage loans	$2,082	$2,082	$—	$2,082	$148
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,350	$1,350	$(570)	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	2,859
Bank loans	1,350	1,350	(570)	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	2,082	2,082	—	2,082	148
Loans receivable - related party	—	—	—	—	—
	$169,612	$169,612	$(570)	$170,599	$15,686
As of December 31, 2013:
Loans without a specific valuation allowance:
Whole loans	$130,759	$130,759	$—	$123,495	$8,439
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,615
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$315	$268	$—	$—	$—
Loans receivable - related party	$5,733	$5,733	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,572	$25,572	$(4,572)	$24,748	$1,622
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,554	$3,554	$(2,621)	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$156,331	$156,331	$(4,572)	$148,243	$10,061
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,615
Bank loans	3,554	3,554	(2,621)	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	315	268	—	—	—
Loans receivable - related party	5,733	5,733	—	—	—
	$204,005	$203,958	$(7,193)	$186,315	$11,676

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Year Ended December 31, 2014:
Whole loans	3	$99,739	$99,739
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	4	$137,811	$137,811

Year Ended December 31, 2013:
Whole loans	5	$143,484	$147,826
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Middle market loans	—	—	—
Loans receivable - related party	1	6,592	6,592
Total loans	6	$150,076	$154,418
As of December 31, 2014 and 2013, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted. On December 31, 2014, the loan receivable - related party was extinguished and the underlying collateral was assigned to the Company. During the year ended December 31, 2014, the Company recorded $1.3 million in total write-downs on the loan.
NOTE 12 - BUSINESS COMBINATIONS
On October 31, 2013, the Company, through its TRS, RCC Residential, completed a business combination whereby it acquired the assets of PCM, an Atlanta based company that originates and services residential mortgage loans for approximately $7.6 million in cash. As part of this transaction, a key employee of PCM was granted approximately $800,000 of the Company’s restricted stock. Any grants for employees of PCM are accounted for as compensation and amortized to equity compensation expense over the vesting period. Dividends declared on the stock while unvested are recorded as a general and administrative expense. Dividends declared after the stock vests are recorded as a distribution. For the years ended December 31, 2014 and 2013, $634,000 and $106,000 of amortization of the stock grants were recorded to equity compensation expense on the Company's consolidated statements of income and $189,000 and $48,000 of expense related to dividends on unvested shares was recorded to general and administrative expenses on the Company’s consolidated statements of income.
Upon acquisition of PCM, the Company recognized an intangible asset of $600,000 related to its wholesale-correspondent relationships, which have a finite life of approximately two years.
The purchase price was allocated to the assets acquired and liabilities assumed based upon the Company’s best estimate of fair value with any shortage under the net tangible and intangible assets acquired allocated to gain on bargain purchase.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
On February 27, 2014, the Company made an additional capital contribution to LCF which gave the Company majority ownership at 50.2%. As a result, the Company began consolidating the LCF joint venture. The joint venture was established for the purpose of originating and acquiring life settlement contracts through a financing facility. Although we do not anticipate further material purchase price adjustments for LCF, the Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on this investment. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in the Company's consolidated financial statements, retrospectively.
NOTE 13 - INTANGIBLE ASSETS
The Company recorded amortization expense on intangible assets of $2.1 million for the year ended December 31, 2014, and expects to record amortization expense on intangible assets of approximately $2.0 million for the year ended December 31, 2015, $1.8 million for the years ended December 31, 2016 and 2017, $1.6 million for the year ended December 31, 2018, and $1.0 million for the year ended December 31, 2019.  The weighted average amortization period was 6.6 years and 7.7 years at December 31, 2014 and 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table summarizes intangible assets at December 31, 2014 and 2013 (in thousands).

	Beginning Balance	Accumulated Amortization	Net Asset
As of December 31, 2014:
Investment in RCAM	$21,213	$(11,779)	$9,434
Investments in PCM:
Wholesale or correspondent relationships	600	(298)	302
Total intangible assets	$21,813	$(12,077)	$9,736

As of December 31, 2013:
Investment in RCAM	$21,213	$(9,980)	$11,233
Investments in real estate:
In-place leases	2,461	(2,430)	31
Above (below) market leases	29	(29)	—
Investments in PCM:
Wholesale or correspondent relationships	600	(42)	558
Total intangible assets	$24,303	$(12,481)	$11,822
For the years ended December 31, 2014, 2013, and 2012, the Company recognized $5.1 million, $5.3 million, and $7.0 million, respectively, of fee income related to the investment in RCAM.
Mortgage Servicing Rights
     Through the Company's wholly-owned residential mortgage originator PCM, residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association, or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining servicing rights and servicing obligations.
     The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights (“MSRs”) and loans held for sale.  The total servicing portfolio was $894.8 million as of December 31, 2014.  MSRs recorded in the Company's consolidated balance sheets are related to the capitalized servicing portfolio and are created through the sale of originated loans.
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of (in thousands):

Year Ended December 31, 2014
Balance, beginning of Period	$433,153
Additions	519,915
Payoffs, sales and curtailments	(58,301)
Balance, end of period	$894,767
The activity in capitalized MSRs is recorded in other assets and consists of the followings (in thousands):

Year Ended December 31, 2014
Balance, beginning of Period	$4,885
Additions	6,446
Sales	—
Balance, end of period	$11,331
Accumulated amortization	(2,457)
Balance, end of period	$8,874

For the year ended December 31, 2014, the Company recognized $1.6 million in amortization. The Company expects to recognize $2.0 million for the year ended 2015, $2.0 million for the year ended 2016, $1.8 million for the year ended December

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

31, 2017, $1.7 million for the year ended December 31, 2018, and $1.1 million for the year ended December 31, 2019, in amortization related to its mortgage servicing rights portfolio.

The value of MSRs is driven by the net positive, or in some cases net negative, cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Other income as follows (in thousands):

Year Ended December 31, 2014
Servicing fees from capitalized portfolio	$1,649
Late Fees	$81
Other ancillary servicing revenue	$6

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 14 - BORROWINGS
The Company historically has financed the acquisition of its investments, including investment securities, loan and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to the Company’s borrowings at December 31, 2014 and 2013 is summarized in the following table (in thousands, except percentages):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2014:
RREF CDO 2006-1 Senior Notes	$61,423	$—	$61,423	2.12%	31.6 years	$139,242
RREF CDO 2007-1 Senior Notes	130,340	133	130,207	1.19%	31.8 years	271,423
RCC CRE Notes 2013 Senior Notes	226,840	2,683	224,157	2.11%	14.0 years	249,983
RCC CRE 2014 Senior Notes	235,344	3,687	231,657	1.45%	17.3 years	346,585
Apidos CDO III Senior Notes	74,646	—	74,646	1.18%	5.7 years	85,553
Apidos Cinco CDO Senior Notes	255,664	201	255,463	0.81%	5.4 years	272,512
Moselle CLO Senior Notes, at fair value (7)	63,321	—	63,321	1.49%	5.0 years	93,576
Moselle CLO Securitized Borrowings, at fair value (1)	5,619	—	5,619	1.49%	5.0 years	—
Unsecured Junior Subordinated Debentures (2)	51,548	343	51,205	4.19%	21.8 years	—
6.0% Convertible Senior Notes	115,000	6,626	108,374	6.00%	3.9 years	—
CRE - Term Repurchase Facilities (3)	207,640	1,958	205,682	2.43%	20 days	297,571
CMBS - Term Repurchase Facility (4)	24,967	—	24,967	1.35%	20 days	30,180
RMBS - Term Repurchase Facility (6)	22,248	36	22,212	1.16%	1 day	27,885
Residential Mortgage Financing Agreements	102,576	—	102,576	2.78%	207 days	147,472
CMBS - Short Term Repurchase Agreements (5)	44,225	—	44,225	1.63%	17 days	62,446
Senior Secured Revolving Credit Agreement (8)	113,500	2,363	111,137	2.66%	2.7 years	262,687
Total	$1,734,901	$18,030	$1,716,871	2.09%	10.0 years	$2,287,115

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2013:
RREF CDO 2006-1 Senior Notes	$94,209	$205	$94,004	1.87%	32.6 years	$169,115
RREF CDO 2007-1 Senior Notes	178,556	719	177,837	0.84%	32.8 years	318,933
RCC CRE Notes 2013 Senior Notes	260,840	4,269	256,571	2.03%	15.0 years	305,586
Apidos CDO I Senior Notes	87,131	—	87,131	1.68%	3.6 years	103,736
Apidos CDO III Senior Notes	133,326	117	133,209	0.88%	6.7 years	145,930
Apidos Cinco CDO Senior Notes	322,000	853	321,147	0.74%	6.4 years	342,796
Whitney CLO I Securitized Borrowings (1)	440	—	440	—%	N/A	885
Unsecured Junior Subordinated Debentures (2)	51,548	543	51,005	4.19%	22.8 years	—
6.0% Convertible Senior Notes	115,000	8,465	106,535	6.00%	4.9 years	—
CRE - Term Repurchase Facilities (3)	30,736	1,033	29,703	2.67%	21 days	48,186
CMBS - Term Repurchase Facility (4)	47,613	12	47,601	1.38%	21 days	56,949
Residential Mortgage Financing Agreements	14,627	—	14,627	4.24%	56 days	16,487
Total	$1,336,026	$16,216	$1,319,810	1.87%	13.1 years	$1,508,603

(1)	The securitized borrowings were collateralized by the same assets as the Moselle CLO Senior Notes and the Whitney CLO I Senior Notes.

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

(3)	Amount also includes accrued interest expense of $198,000 and $26,000 related to CRE repurchase facilities as of December 31, 2014 and 2013, respectively.

(4)
Amounts also include accrued interest expense of $12,000 and $22,000 related to CMBS repurchase facilities as of December 31, 2014 and 2013, respectively. Amount does not reflect CMBS repurchase agreement borrowings that are components of linked transactions.

(5)	Amount also includes accrued interest expense of $31,000 related to CMBS short term repurchase facilities as of December 31, 2014.

(6)	Amount also includes accrued interest expense of $20,000 related to RMBS repurchase facilities as of December 31, 2014.

(7)
The fair value option has been elected for the borrowings associated with Moselle CLO. As such, the outstanding borrowings and principal outstanding amounts are stated at fair value. The unpaid principal amounts of these borrowings were $63.3 million at December 31, 2014. Unpaid principal does not include subordinated notes with a fair value of $27.8 million that are owned by the Company and eliminate in consolidation.

(8)	Value of collateral includes$14.9 million of principal receivable at December 31, 2014.
Securitizations
The following table sets forth certain information with respect to the Company's securitizations:

Securitization	Closing Date	Maturity Dates	Reinvestment Period End	Total Note Paydowns as of December 31, 2014
				(in millions)
RREF CDO 2006-1 Senior Notes	August 2006	August 2046	September 2011	$165.6
RREF CDO 2007-1 Senior Notes	June 2007	September 2046	June 2012	$151.7
RCC CRE Notes 2013 Senior Notes	December 2013	December 2028	N/A	$34.0
RCC CRE 2014 Senior Notes	July 2014	April 2032	N/A	$—
Apidos CDO III Senior Notes	May 2006	September 2020	June 2012	$187.9
Apidos Cinco CDO Senior Notes	May 2007	May 2020	May 2014	$66.3
Moselle CLO S.A. Senior Notes	October 2005	January 2020	January 2012	$100.3
Moselle CLO S.A. Securitized Borrowings	October 2005	January 2020	January 2012	$—
In October 2014, Apidos CDO I was called and substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining $321.5 million of the senior notes.
During the fourth quarter of 2014, Moselle CLO S.A. was called and liquidated, and as a result, all of the assets were sold.
The investments held by the Company's securitizations have collateralized the debt issued by the securitizations and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes purchased and retained by the Company as of December 31, 2014 eliminate in consolidation.
RCC CRE Notes 2013
In December 2013, the Company closed RCC CRE Notes 2013, a $307.8 million CRE securitization transaction that provided financing for transitional commercial real estate loans. RCC CRE Notes 2013 issued a total of $260.8 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class D senior notes (rated  BBB:DBRS), class E senior notes (rated BB:DBRS) and class F senior notes (rated B:DBRS) for $30.0 million.  In addition, Resource Real Estate Funding 2013 Notes Investor, LLC, a subsidiary of RCC Real Estate, purchased a $16.9 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC CRE Notes 2013 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RCC CRE Notes 2013.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

RCC CRE 2014
In July 2014, the Company closed RCC CRE 2014, a $353.9 million CRE securitization transaction that provided financing for transitional commercial real estate loans.  RCC CRE 2014 issued a total of $253.3 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class C senior notes (rated B2:Moody's) for $17.7 million.  In addition, RREF 2014-CRE2 Investor, LLC a subsidiary of RCC Real Estate, purchased a $100.9 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC CRE 2014, but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RCC CRE 2014.
At closing, the senior notes issued to investors by RCC CRE 2014 consisted of the following classes: (i) $196.4 million of Class A notes bearing interest at one-month LIBOR plus 1.05%; (ii) $38.9 million of Class B notes bearing interest at one-month LIBOR plus 2.5%; and (iii) $17.7 million of Class C notes bearing interest at one-month LIBOR plus 4.25%. All of the notes issued mature in April 2032, although the Company has the right to call the notes anytime after July 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors was 1.45% at December 31, 2014.
Moselle CLO S.A.
In February 2014, the Company purchased 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 Subordinated Notes, which represented 88.6% of the outstanding subordinated notes in the European securitization Moselle CLO S.A. Due to the Company's economic interest combined with its contractual, unilateral kick-out rights acquired upon its purchase of a majority of the subordinate notes, the Company determined that it had a controlling financial interest and consolidated Moselle CLO (see Note 3). The notes purchased by the Company are subordinated in right of payment to all other notes issued by Moselle CLO.
The balances of the senior notes issued to investors when the Company acquired a controlling financial interest in February 2014 were as follows: (i) €24.9 million of Class A-1E notes bearing interest at LIBOR plus 0.25%: (ii) $24.9 million of Class A-1L notes bearing interest at LIBOR plus 0.25%: (iii) €10.3 million of Class A-1LE notes bearing interest at LIBOR plus 0.31%: (iv) $10.3 million of Class A-1LE notes bearing interest at LIBOR plus 0.31%; (v) €13.8 million of Class A-2E notes bearing interest at LIBOR plus 0.40%: (vi) $13.8 million of Class A-2L notes bearing interest at LIBOR plus 0.40%; (vii) €6.8 million of Class A-3E notes bearing interest at LIBOR plus 0.70%; (viii) $6.8 million of Class A-3L notes bearing interest at LIBOR plus 0.75%; (ix) €16 million of Class B-1E notes bearing interest at LIBOR plus 1.80%; and (x) $16.0 million of Class B-1L notes bearing interest at LIBOR plus 1.85%.
The Company had the right to call the notes anytime after January 6, 2010 until maturity and in November 2014, the Company exercised this right and substantially liquidated the securitization's assets.
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
DECEMBER 31, 2014

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
During the years ended December 31, 2014 and 2013, the Company did not repurchase any notes. During the year ended December 31, 2012, the Company repurchased and redeemed $50.0 million of the Class A-1R notes and $26.8 million of the Class D notes in RREF CDO 2007-1 at a weighted average price of 78.85% to par which, after fees paid to an investment bank to finance the transaction and related expenses, resulting in a $14.9 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income.
During the the year ended December 31, 2014 the company reissued $25.0 million of Class A-1 notes at a price of 92.53% to par, and $15.0 million of Class D notes at a weighted average price of 86.85% to par, which resulted in a $3.8 million loss on the reissuance of debt in the consolidated statements of income.
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
During the years ended December 31, 2014 and 2013, the Company did not repurchase any notes. During the year ended December 31, 2012, the Company repurchased $4.3 million of the Class A-1 notes and $4.0 million of the Class C notes in RREF CDO 2006-1 at a weighted average price of 81.63% to par which resulted in a $1.5 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income.
During the the year ended December 31, 2014 the company reissued $6.7 million of Class A-1 notes at a price of 98.94% to par, and $12.0 million of Class A-2 notes at a price of 95.56% to par, which resulted in a $604,000 loss on the reissuance of debt in the consolidated statements of income.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Whitney CLO I
In February 2011, the Company acquired the rights to manage the assets held by Whitney CLO I. In October 2012, the Company purchased a $20.9 million preferred equity interest at a discount of 42.5% which represented 66.6% of the outstanding preference shares in Whitney CLO I. In May 2013 the Company purchased an additional $550,000 equity interest in Whitney CLO I and as of December 31, 2013 held 68.3% of the outstanding preference shares. Based upon those purchases, the Company determined that it had a controlling interest and consolidated Whitney CLO I. The preferred equity interest was subordinated in right of payment to all other securities issued by Whitney CLO I. In 2013, the Company liquidated Whitney CLO I, and as a result all of the assets were sold.
Apidos CLO VIII
In October 2011, the Company closed Apidos CLO VIII, a $350.0 million CLO transaction that provides financing for bank loans.  Apidos CLO VIII issued a total of $317.6 million of senior notes at a discount of 4.4% to investors and Resource TRS III purchased a $15.0 million interest representing 43% of the outstanding subordinated debt.  The remaining 57% of subordinated debt was owned by unrelated third parties.  The subordinated debt interest was subordinated in right of payment to all other securities issued by Apidos CLO VIII. In October 2013, Apidos CLO VIII was called and liquidated and, as a result, all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the notes in full.
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
Apidos CDO I
In August 2005, the Company closed Apidos CDO I, a $350.0 million CDO transaction that provides financing for bank loans.  The investments held by Apidos CDO I collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Apidos CDO I issued a total of $321.5 million of senior notes at par to investors and RCC Commercial purchased a $28.5 million equity interest representing 100% of the outstanding preference shares.  The equity interest was subordinated in right of payment to all other securities issued by Apidos CDO I.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

At closing, the senior notes issued to investors by Apidos CDO I consisted of the following classes: (i) $259.5 million of Class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of Class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of Class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of Class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of Class D notes bearing interest at a fixed rate of 9.25%.  All of the notes issued matured on July 27, 2017, although the Company had the right to call the notes anytime after July 27, 2010 until maturity.
In October 2014, Apidos CLO I was called and substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining notes.
6.0% Convertible Senior Notes
On October 21, 2013, the Company issued and sold in a public offering $115.0 million aggregate principal amount of its 6.0% Convertible Senior Notes due 2018, ("6.0% Convertible Senior Notes"). After deducting the underwriting discount and the estimated offering costs, the Company received approximately $111.1 million of net proceeds. The discount of $4.9 million on the 6.0% Convertible Senior Notes reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature and at a higher rate of interest that the Company estimated would have been applicable without the conversion feature.  The discount will be amortized on a straight-line basis as additional interest expense through maturity on December 1, 2018. Interest on the 6.0% Convertible Senior Notes is paid semi-annually and the 6.0% Convertible Senior Notes mature on December 1, 2018. Prior to December 1, 2018, the 6.0% Convertible Senior Notes are not redeemable at the Company's option, except to preserve the Company's status as a REIT. On or after December 1, 2018, the Company may redeem all or a portion of the 6.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 6.0% Convertible Senior Notes may require the Company to repurchase all or a portion of the 6.0% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on December 1, 2018, or upon the occurrence of certain defined fundamental changes. The 6.0% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 150.1502 common shares per $1,000 principal amount of 6.0% Convertible Senior Notes (equivalent to a current conversion price of $6.66 per common share). Upon conversion of 6.0% Convertible Senior Notes by a holder, the holder will receive cash, common shares or a combination of cash and common shares, at the Company's election.
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
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2014 were $160,000 and $183,000, respectively. The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2013 were $261,000 and $282,000, respectively. The rates for RCT I and RCT II, at December 31, 2014, were 4.21% and 4.18%, respectively.  The rates for RCT I and RCT II, at December 31, 2013, were 4.20% and 4.19%, respectively.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Repurchase and Credit Facilities
Borrowings under the repurchase agreements were guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's borrowings at December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014				December 31, 2013
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$24,967	$30,180	33	1.35%	$47,601	$56,949	44	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	179,762	258,223	15	2.38%	30,003	48,186	3	2.67%
Deutsche Bank AG (3)	25,920	39,348	2	2.78%	(300)	—	—	—%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	10,442	17,695	1	1.66%	—	—	—	—%
Deutsche Bank Securities, LLC	33,783	44,751	8	1.62%	—	—	—	—%

RMBS Term Repurchase Facility
Wells Fargo Bank (4)	22,212	27,885	6	1.16%

Residential Mortgage Financing Agreements
New Century Bank	41,387	51,961	158	2.82%	11,916	13,089	74	4.17%
ViewPoint Bank, NA	—	—	—	—%	2,711	3,398	17	4.58%
Wells Fargo Bank	61,189	95,511	104	2.75%
Totals	$399,662	$565,554			$91,931	$121,622

(1)	The Wells Fargo CMBS term facility borrowing includes $0 and $12,000, of deferred debt issuance costs as of December 31, 2014 and 2013, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $1.7 million and $732,000 of deferred debt issuance costs as of December 31, 2014 and 2013, respectively.

(3)	The Deutsche Bank term repurchase facility includes $268,000 and $300,000 of deferred debt issuance costs as of December 31, 2014 and 2013, respectively.

(4)	The Wells Fargo RMBS term repurchase facility includes $36,000 of deferred debt issuance costs as of December 31, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on the Company's consolidated balance sheets (see Note 23).

	December 31, 2014				December 31, 2013
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions (2)	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions (2)	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$4,941	$6,371	7	1.67%	$6,506	$8,345	7	1.65%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	—	—%	17,020	24,814	4	0.99%
Wells Fargo Securities, LLC	4,108	6,233	2	1.37%	21,969	30,803	9	1.19%
Deutsche Bank Securities, LLC	24,348	36,001	10	1.57%	18,599	29,861	9	1.43%

Totals	$33,397	$48,605			$64,094	$93,823

(1)	Equal to linked CMBS repurchase value plus accrued interest expenses totaling $20,000 and $38,000 as of December 31, 2014 and 2013, respectively.

(2)	Does not include linked CMBS accrued interest receivable totaling $159,000 and $337,000 as of December 31, 2014 and 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
As of December 31, 2014:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$6,486	20	1.35%

RMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$5,017	1	1.16%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$76,148	20	2.38%
Deutsche Bank Securities, LLC	$13,017	19	2.78%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	$—	0	—%
Wells Fargo Securities, LLC	$2,127	9	1.66%
Deutsche Bank Securities, LLC	$11,810	20	1.62%

Residential Mortgage Financing Agreements
New Century Bank	$853	242	2.82%
Wells Fargo Bank	$6,902	183	2.75%

As of December 31, 2013:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$10,796	21	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$20,718	21	2.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	$7,882	11	0.99%
Wells Fargo Securities, LLC	$8,925	2	1.19%
Deutsche Bank Securities, LLC	$11,418	22	1.43%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
RMBS – Term Repurchase Facility
In June 2014, the Company's wholly-owned subsidiaries, RCC Resi Portfolio and RCC Resi TRS (the “Sellers”) entered into a master repurchase and securities contract (the “2014 Facility”) with Wells Fargo Bank, NA ("Wells Fargo").  Under the 2014 Facility, from time to time, the parties may enter into transactions in which the Sellers and Wells Fargo agree to transfer from the Sellers to Wells Fargo all of their right, title and interest to certain residential mortgage backed securities and other assets against the transfer of funds by Wells Fargo to the Sellers, with a simultaneous agreement by Wells Fargo to transfer back to the Sellers such assets at a date certain or on demand, against the transfer of funds from the Sellers to Wells Fargo. The maximum amount of the 2014 Facility is $285.0 million which has an original one year term with a one year extension option, and a maximum interest rate of 1.45%. The 2014 Facility has a current maturity date of June 22, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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

Under the terms of the 2014 Facility and pursuant to a guarantee agreement dated June 20, 2014 (the “2014 Guaranty”), the Company guaranteed the payment and performance of (a) all payment obligations owing by the Sellers to Wells Fargo under or in connection with the 2014 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Sellers with respect to Wells Fargo under each of the governing documents. The 2014 Guaranty includes covenants that, among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. Sellers and the Company were in compliance with all financial debt covenants under the 2014 Facility and 2014 Guaranty as of December 31, 2014.
CMBS – Term Repurchase Facility
In February 2011, the Company's wholly-owned subsidiaries, RCC Commercial Inc. and RCC Real Estate, Inc. (collectively, the "RCC Subsidiaries"), entered into a master repurchase and securities contract (the “2011 Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the 2011 Facility, from time to time, the parties may enter into transactions in which the RCC Subsidiaries and Wells Fargo agree to transfer from the RCC Subsidiaries to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the “Assets”) against the transfer of funds by Wells Fargo to the RCC Subsidiaries, with a simultaneous agreement by Wells Fargo to transfer back to the RCC Subsidiaries such Assets at a date certain or on demand, against the transfer of funds from the RCC Subsidiaries to Wells Fargo. The maximum amount of the Facility is $100.0 million which had an original two year term with a one year option to extend, and an interest rate equal to the one-month LIBOR plus 1.00% plus a .25% initial structuring fee and a .25% extension fee upon exercise. In April 2014, the Company agreed to a third amendment of the facility, which extended the termination date to January 31, 2016. The RCC Subsidiaries may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the 2011 Facility.
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
Under the terms of the 2011 Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “2011 Guaranty”), the Company guaranteed the payment and performance of (a) all payment obligations owing by the RCC Subsidiaries to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RCC Subsidiaries with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty  includes covenants that, among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate and RCC Commercial were in compliance with all financial debt covenants as of December 31, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

CRE – Term Repurchase Facilities
On February 27, 2012, the RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 4 LLC ("SPE 4"), entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo to finance the origination of commercial real estate loans.  The 2012 facility had an original maximum amount of $150.0 million and an initial 18 month term.  The Company paid an origination fee of 37.5 basis points (0.375%).  On April 2, 2013, the Company entered into an amendment which increased the size to $250.0 million and extended the current term of the 2012 Facility to February 27, 2015. The amendment also provides two additional one year extension options at the Company's discretion. The Company paid an additional structuring fee of $101,000 and an extension fee of $938,000 in connection with the amendment and will amortize the additional fees over the term of the extension.
On October 31, 2014, the Company agreed to a modification of the terms of the 2012 Facility. The modification increases the facility maximum by $150.0 million to $400.0 million and extends the facility's maturity date to August 27, 2016. The modification also increased the facility's maximum single asset concentration limit, reduced the minimum portfolio debt yield tests requirement, and decreased pricing spreads on select portfolio assets. The Company also provides for two additional one year extension options at the Company's discretion.The Company paid a structuring fee of $1.6 million upon the closing of the modification.
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
Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “2012 Guaranty”), the Company guaranteed the payment and performance of (a) all payment obligations owing by the Company to Wells Fargo under or in connection with the 2012 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Company with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty includes covenants that, among other things, limit the the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. SPE 4 was in compliance with all financial covenants as of December 31, 2014 and the Company was in compliance with all financial covenants under the 2012 Guaranty as of December 31, 2014.
On July 19, 2013, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 5 ("SPE 5"), entered into a master repurchase and securities agreement (the "DB Facility") with Deutsche Bank AG, Cayman Islands Branch ("DB") to finance the origination of commercial real estate loans.  The Company paid a structuring fee of 0.25% of the maximum facility amount, as well as other reasonable closing costs. The DB Facility had a maximum amount of $200.0 million and an initial 12 month term that ended on July 19, 2014. The Company paid an extension fee of 0.25% of the maximum facility amount to exercise the first of two one-year extensions at the option of SPE 5 and subject further to the right of SPE 5 to repurchase the assets held in the facility earlier. The Company guaranteed SPE 5's performance of its obligations under the DB Facility.
The facility contains provisions that provide DB with certain rights if certain credit events have occurred with respect to one or more assets financed on the DB Facility to either repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the DB Facility, or may only be required to the extent of the availability of such payments.
The DB Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of SPE 5 or the Company; breaches of covenants and/or certain representations and warranties; performance defaults by the Company; a judgment in an amount greater than $100,000 against SPE 5 or $5.0 million in the aggregate against the Company; or a default involving the failure to pay or acceleration of a monetary obligation in excess of $100,000 of SPE 5 or $5.0 million of the Company. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the DB Facility and the liquidation by DB of assets then subject to the DB Facility. The Company and SPE 5 were in compliance with all financial covenants under the terms of the guarantee as of December 31, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Short-Term Repurchase Agreements - CMBS
On November 6, 2012, RCC Real Estate entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the purchase of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity.  Interest rates reset monthly.
On February 14, 2012, RCC Real Estate entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the purchase of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date, interest rates reset monthly.  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.
On March 8, 2005, RCC Real Estate entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the purchase of CMBS and the origination commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement had an initial 12 month term.  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.
Residential Mortgage Financing Agreements
PCM has a master repurchase agreement with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $30.0 million and a termination date of August 30, 2015, which was amended from the original terms over the course of seven amendments. The facility bears interest at one month LIBOR plus an applicable rate between 2.63% and 4.875%.
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
The New Century facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change in the nature of PCM's business as a mortgage banker as presently conducted or a change in senior management, including the employment of two senior members of PCM's management staff; breaches of covenants and/or certain representations and warranties; performance defaults by PCM; a judgment in an amount greater than $10,000 against PCM or $50,000 in the aggregate against PCM. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the New Century facility and the liquidation by New Century of assets then subject to the New Century facility. The agreement requires PCM to maintain a minimum maintenance balance account at all times of $1.5 million and PCM was in compliance as of December 31, 2014 and December 31, 2013.
On November 30, 2014, PCM received a waiver from New Century on the facility's minimum liquidity covenant. The waiver removed all existing defaults and waived the required covenants from December 1, 2014 through January 9, 2015. PCM was in compliance with all other covenants under the agreement as of December 31, 2014.
PCM had a loan participation agreement with ViewPoint Bank, NA ("ViewPoint") to finance the acquisition of residential mortgage loans. The facility had a maximum amount of $15.0 million and a termination date of December 30, 2014, which was amended from the original terms over the course of five amendments. The facility bore interest at one month LIBOR with a 4.00% floor. In November 2014, PCM terminated its agreement with Viewpoint and there were no borrowings outstanding under this facility as of December 31, 2014.
In July 2014, PCM entered into a master repurchase agreement with Wells Fargo to finance the acquisition of residential mortgage loans. The Wells Fargo facility contains provisions that provide Wells Fargo with certain rights if certain credit events have occurred with respect to one or more assets financed on the Wells Fargo facility to either require PCM to repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the Wells Fargo facility, or may only be required to the extent of the availability of such payments. The facility has a maximum amount of $75.0 million, a termination date of July 2, 2015, and bears interest at a rate of LIBOR plus an applicable loan margin. The loan margin for jumbo loans that have been purchased and held by Wells Fargo for over 180 days is 3.00%; the loan margin for all other assets financed is 2.50%.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
On November 30, 2014, PCM received a waiver from Wells Fargo on the facility's minimum liquidity requirement. The waiver removed all existing defaults and waived the required covenants from December 1, 2014 through January 9, 2015. PCM was in compliance with all other covenants under the agreement as of December 31, 2014.
Senior Secured Revolving Credit Facility
On September 18, 2014, the Company's wholly-owned subsidiary, Northport LLC, closed a $110.0 million syndicated senior secured revolving credit facility ("Northport Credit Facility") with JP Morgan as the agent bank to finance the origination of middle market and syndicated loans. On September 30, 2014, the accordion feature of the Credit Facility was exercised to bring the facility capacity to $225.0 million and concurrently an additional $15.0 million was secured through the addition of a new lendor to the syndicate, bringing the effective commitment to $125.0 million. The Company has access to draws on the Northport Credit Facility until September 18, 2017, all outstanding borrowings under the Northport Credit Facility must be repaid by the maturity date of September 18, 2018.
The Northport Credit Facility bears interest rates, at the Company's election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate (prime rate of 3.25% as of December 31, 2014) plus 1.50%. During the six month period following September 18, 2014, the Company is charged a commitment fee on any unused balance of 0.375% per annum if the unused balance is greater than 35% of the total commitment or 0.50% per annum if it is less than 35% of the total commitment. After the six month period, the commitment fee on any unused balance is 0.375% per annum if the unused balance is greater than 35% of the total commitment or 1.00% per annum if the unused balance is 35% or less of the total commitment. At December 31, 2014, there was an unused balance of $11.5 million on the facility.

Amounts available to borrow under the Credit Facility are subject to compliance with a borrowing base computation that applies different advance rates to different types of assets held by Northport LLC that are pledged as collateral. Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. At December 31, 2014, the Company is in compliance with all covenants under the agreement. The Company guarantees Northport LLC's performance of its obligations under this Credit Facility.
NOTE 15 - STOCK INCENTIVE PLANS AND SHARE ISSUANCE AND REPURCHASE
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table summarizes the Company's preferred stock:

	Year ended December 31, 2014		Total Outstanding
	Number of Shares	Weighted Average Offering Price	Number of Shares	Weighted Average Offering Price
8.50% Series A Preferred Stock	388,064	$23.82	1,069,016	$24.05
8.25% Series B Preferred Stock	2,116,068	$23.02	5,601,146	$23.86
8.625% Series C Preferred Stock	4,800,000	$24.21	4,800,000	$24.21
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
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company is authorized to issue up to 20,000,000 shares of common stock. During the year ended December 31, 2014, the Company sold approximately 5.5 million shares of common stock through this program, resulting in proceeds of $30.3 million.
NOTE 16 - SHARE-BASED COMPENSATION
The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Employees	Total
Unvested shares as of January 1, 2014	38,704	2,835,523	238,368	3,112,595
Issued	43,718	823,895	22,318	889,931
Vested	(33,219)	(1,846,565)	(99,103)	(1,978,887)
Forfeited	—	—	—	—
Unvested shares as of December 31, 2014	49,203	1,812,853	161,583	2,023,639
The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the years ended December 31, 2014, 2013, and 2012, including the grant date fair value of shares issued to the Company’s seven non-employee directors, was $5.0 million, $5.1 million, and $12.9 million, respectively.
The following table summarizes the restricted common stock grants during the year ended December 31, 2014:

Date	Shares	Vesting/Year	Date(s)
January 30, 2014	459,307	33.3%	1/30/15, 1/30/16, 1/30/17
January 30, 2014	22,318	33.3%	1/30/15, 1/30/16, 1/30/17
February 3, 2014	5,972	100%	2/3/15
March 11, 2014	25,770	100%	3/11/15
March 12, 2014	6,044	100%	3/12/15
March 31, 2014	112,000	1/6 per quarter	3/31/14, 6/30/14, 9/30/14, 12/31/14, 3/31/15, 6/30/15 (1)
March 31, 2014	8,976	25%	3/31/15, 3/31/16, 3/31/17, 3/31/18
June 6, 2014	5,932	100%	6/6/15
September 24, 2014	165,028	50%	7/1/16, 7/1/17
September 24, 2014	78,584	100%	5/15/17
Total shares	889,931

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

(1)
In connection with a grant of restricted common stock made on August 25, 2011, the Company agreed to issue up to 336,000 additional shares of common stock if certain loan origination performance thresholds were achieved by personnel from the Company’s loan origination team.  The performance criteria were measured at the end of three annual measurement periods beginning April 1, 2011.  The agreement also provided dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant were paid at the end of each annual measurement period if the performance criteria were met.  If the performance criteria were not met, the accrued dividends were forfeited.  As a consequence, the Company did not record the dividend equivalent rights until earned.  On March 31, 2014, the third annual measurement period ended and 112,000 shares were earned.  In addition, $258,000 of accrued dividends equivalents rights were earned.

In connection with a grant of restricted common stock made on September 24, 2014, the Company agreed to issue up to 70,728 additional shares of common stock if certain loan origination performance thresholds are achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of two annual measurement periods beginning March 31, 2015.  The agreement also provides dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant will be paid at the end of each annual measurement period if the performance criteria are met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company will not record the dividend equivalent rights until earned. At December 31, 2014, there were $21,000 of dividends payable upon achievement of performance criteria. If earned, the performance shares will vest over the subsequent 12 months at a rate of 25% per quarter.
The following table summarizes the status of the Company’s unvested stock options as of December 31, 2014:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	13,334	$0.01
Granted	—	—
Vested	(13,334)	0.01
Forfeited	—	—
Unvested at December 31, 2014	—	$—
The following table summarizes the status of the Company’s vested stock options as of December 31, 2014:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2014	627,332	$14.62
Vested	13,334	$6.40
Exercised	—	$—
Forfeited	—	$—
Vested as of December 31, 2014	640,666	$14.45	0.80	$—
There were no options granted during the years ended December 31, 2014, and 2013. The outstanding stock options have a weighted average remaining contractual term of three years.
For the years ended December 31, 2014, 2013, and 2012, the components of equity compensation expense were as follows:

	December 31,
	2014	2013	2012
Options granted to Manager and non-employees	(2)	6	2
Restricted shares granted to non-employees	5,679	10,142	4,522
Restricted shares granted to employees	633	106	—
Restricted shares granted to non-employee directors	256	218	112
Total equity compensation expense	6,566	10,472	4,636

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

There were no incentive fees owed to the Manager for the year ended December 31, 2014. During the years ended December 31, 2013 and 2012, the Manager received 190,828, and 146,534 shares as incentive compensation valued at $1.1 million, and $814,000, respectively pursuant to the Management Agreement.  The incentive management fee is paid one quarter in arrears.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of December 31, 2014.  All awards are discretionary in nature and subject to approval by the Compensation Committee of the Company's board of directors.
NOTE 17 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2014	2013	2012
Basic:
Net income allocable to common shares	$44,027	$39,232	$63,199
Weighted average number of shares outstanding	128,031,064	118,478,672	88,410,272
Basic net income per share	$0.34	$0.33	$0.71

Diluted:
Net income allocable to common shares	$44,027	$39,232	$63,199
Weighted average number of shares outstanding	128,031,064	118,478,672	88,410,272
Additional shares due to assumed conversion of dilutive instruments	1,228,322	1,560,301	874,216
Adjusted weighted-average number of common shares outstanding	129,259,386	120,038,973	89,284,488
Diluted net income per share	$0.34	$0.33	$0.71
Potentially dilutive shares relating to 17,267,273 shares issuable in connection with the Company's 6% Convertible Senior Notes (see Note 14) for the year ended December 31, 2014 and 3,999,505 and 641,666 shares for the years ended December 31, 2013 and 2012 respectively, were not included in the calculation of diluted net income per share because the effect was anti-dilutive.
NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table, which is presented gross of tax, presents the changes in each component of accumulated other comprehensive income for the year ended December 31, 2014 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Foreign currency translation	Net unrealized (loss) gain
January 1, 2014	$(11,155)	$(3,084)	$196	$(14,043)
Other comprehensive gain (loss) before reclassifications	1,906	13,937	(608)	15,235
Amounts reclassified from accumulated other comprehensive income	282	9,051	—	9,333
Net current-period other comprehensive income	2,188	22,988	(608)	24,568
Unrealized gains (losses) on available-for-sale securities allocable to non-controlling interests	—	(4,482)	—	(4,482)
December 31, 2014	$(8,967)	$15,422	$(412)	$6,043

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 19 - THE MANAGEMENT AGREEMENT
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
Incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock. The Manager may elect to receive more than 25% in incentive compensation in common stock. All shares are fully vested upon issuance. However, the Manager may not sell such shares for one year after the incentive compensation becomes due and payable. Shares payable as incentive compensation are valued as follows:

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
On February 24, 2011, the Company entered into an amendment to the Management Agreement in where, the Company agreed to pay CVC Credit Partners, LLC, formerly Apidos Capital Management (“ACM”) such fees as are set forth in a Services Agreement dated as of February 24, 2011 among a subsidiary of the Company, RCAM and CVC. The Services Agreement provides that 10% of all base collateral management fees and additional collateral management fees paid to RCAM and 50% of all incentive collateral management fees will be paid by RCAM to CVC. During the years ended December 31, 2014, 2013 and 2012, RCAM paid CVC $1.3 million, $643,000 and $800,000 respectively in fees.
The Manager provides the Company with a Chairman, a Chief Financial Officer, a Chief Accounting Officer and several accounting and tax professionals, each of whom is exclusively dedicated to the Company's operations.  The Manager also provides the Company with a director of investor relations who is 50% dedicated to the Company's operations.  The Company bears the expense of the wages, salaries and benefits of the Chief Financial Officer and a sufficient amount of additional accounting and tax professionals, and bears 50% of the salary and benefits of the director of investor relations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

In November 2013, the Company amended the second amended and restated management agreement to allow an ancillary operating subsidiary (PCM), that is an operating entity principally engaged in the evaluation, underwriting, origination, servicing, holding, trading and financing of loans, securities, investments and credit products other than commercial real estate loans to directly incur and pay all of its own operating costs and expenses, including compensation of employees and reimbursement of any compensation costs incurred by the Manager for personnel principally devoted to such ancillary operating subsidiary.
As amended, the Management Agreement's initial term ended March 31, 2013, with automatic annual one-year renewals unless at the end of the initial term or any renewal term at least two-thirds of the independent directors or a majority of the outstanding common shares agreed not to renew the Management Agreement. With a two-thirds vote of the independent directors, the independent directors may elect to terminate the Management Agreement because of the following:

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
The base management fee for the years ended December 31, 2014, 2013 and 2012 was $13.0 million, $11.6 million and $8.3 million, respectively. There was no incentive management fee earned during the year ended December 31, 2014. The Manager earned an incentive management fee of $2.1 million of which $1.5 million was paid in cash, which also included $123,000 related to the Company's investment management agreement with a subsidiary of the Manager, and $484,000 paid in stock (80,189 shares) for the period from January 1, 2013 to December 31, 2013. The Manager earned an incentive management fee of $9.6 million of which $8.2 million was paid in cash, which also included $3.7 million related to the Company's investment management agreement with a subsidiary of the Manager, and $1.4 million was paid in stock (257,173 shares) for the period from January 1, 2012 to December 31, 2012.
At December 31, 2014, the Company was indebted to the Manager for base management fees of $1.2 million, $63,000 of fees payable to CVC from RCAM, and expense reimbursements of $121,000. At December 31, 2013, the Company was indebted to the Manager for base management fees of $1.0 million, incentive management fees to a subsidiary of the Manager under the Company's investment management agreement of $123,000, $85,000 of fees payable to CVC from RCAM, and expense reimbursements of $166,000.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 20 - RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  On September 19, 2013, the Audit Committee of the Board of Directors of Resource America concluded that Resource America should consolidate the financial statements of the Company, which was previously treated as an unconsolidated variable interest entity. The Audit Committee reached this conclusion after consultations with the Office of the Chief Accountant of the Securities and Exchange Commission (the “Commission”) following comments received from the staff of the Division of Corporation Finance of the Commission and the Audit Committee's discussion with the Company's management and its independent registered public accounting firm. Resource America's Audit Committee noted that consolidation of the Company was not expected to materially affect Resource America's previously reported net income attributable to common shareholders. At December 31, 2014, Resource America owned 2,861,592 shares, or 2.2%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock.
The Company is managed by the Manager, which is a wholly-owned subsidiary of Resource America, pursuant to a Management Agreement that provides for both base and incentive management fees.  For the years ended December 31, 2014, 2013, and 2012, the Manager earned base management fees of approximately $13.0 million, $11.6 million and $8.3 million, respectively. For the years ended December 31, 2013 and 2012, the Manager earned incentive management fees of $1.9 million and $6.0 million, respectively.  No fees were paid for the year ended December 31, 2014. The Company also reimburses the Manager and Resource America for expenses, including the expense of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  For the years ended December 31, 2014, 2013, and 2012, the Company paid the Manager $5.0 million, $3.8 million and $3.6 million, respectively, as expense reimbursements.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the years ended December 31, 2014, 2013 and 2012, RCM earned $0, $123,000 and $3.7 million in management fees, respectively.  The portfolio began a partial liquidation during the year ended December 31, 2013 that has resulted in the outstanding portfolio balance being significantly decreased. The Company has reinvested gains from its activity and holds $3.4 million in fair market value of trading securities as of December 31, 2014, a decrease of $8.2 million from $11.6 million at fair market value as of December 31, 2013.  During the years ended December 31, 2014, 2013 and 2012, RCM earned $0, $35,000 and $560,000, respectively, as its share of the net profits as defined in the Investment Management Agreement.  The Company also reimburses RCM for expenses paid on the Company's behalf. For the years ended December 31, 2014, 2013 and 2012, the Company paid RCM $164,000, $258,000 and $167,000, respectively, as expense reimbursements.
At December 31, 2014, the Company was indebted to the Manager for $1.6 million, comprised of base management fees of $1.2 million and expense reimbursements of $480,000.  At December 31, 2013, the Company was indebted to the Manager for $1.6 million, comprised of base management fees of $997,000 and expense reimbursements of $572,000. At December 31, 2014, the Company was indebted to RCM, under the Company’s Investment Management Agreement for $121,000, comprised entirely of expense reimbursements.  At December 31, 2013, the Company was indebted to RCM for $289,000, comprised of $123,000 of incentive management fees and $166,000 of expense reimbursements.
During the year ended December 31, 2013, the Company, through one of its subsidiaries, began originating middle-market loans, on which Resource America is paid origination fees. These fees may not exceed 2% of the loan balance for any loan originated.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The Company had executed eight and seven securitizations as of December 31, 2014 and 2013, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitization's entities and their assets. The Company liquidated one of these securitizations in October 2013 and another in October 2014.
Relationship with LEAF Commercial Capital. Leaf Commercial Capital ("LCC"), formerly LEAF Financial, originated and managed equipment leases and notes on behalf of the Company. On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term at with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, the Company entered into another amendment to extend the maturity to February 15, 2015. During the year ended December 31, 2014, the Company recorded a provision for loan loss on this loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the Company's books in lieu of the loan receivable.
On November 16, 2011, the Company together with LEAF Financial and LCC entered into the SPA with Eos (see Note 3). The Company’s resulting interest is accounted for under the equity method.  For the years ended December 31, 2014, 2013 and 2012, the Company recorded losses of $1.6 million, $183,000 and $3.3 million, respectively, which were recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income.  The Company’s investment in LCC was valued at $39.4 million and $41.0 million as of December 31, 2014 and 2013, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, ACM, a former subsidiary of Resource America, was sold to CVC Credit Partners, a joint venture entity in which Resource America owns a 33% interest. CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company is entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the years ended December 31, 2014, 2013 and 2012, CVC Credit Partners earned subordinated fees of $1.3 million, $643,000 and $800,000, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.
In May, June and July 2013, the Company invested a total of $15.0 million in CVC Global Credit Opportunities Fund which generally invests in assets through the Master Fund (see Note 3). The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement given that the Company is a related party of CVC Credit Partners. For the years ended December 31, 2014 and 2013, the Company recorded earnings of $2.0 million and $1.2 million, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The Company's investment balance of $18.2 million and $16.2 million, respectively, is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  The Company had a receivable of $100,000 due from Resource Real Estate for loan origination costs in connection with the Company's commercial real estate loan portfolio as of December 31, 2014. The Company had no indebtedness to Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio as of December 31, 2013.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which was set to mature on May 9, 2018, carried an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan collateralized by a multi-family building, to equity. The loan was kept outstanding and was used as collateral in RREF CDO 2006-1. RREM was appointed as the asset manager as of August 1, 2011. RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM was entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. The Company incurred fees payable to RREM in the amounts of $127,000, $136,000 and $136,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The property was sold during the last quarter of 2014 for a gain of $1.9 million.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that held an interest in a real estate joint venture) from Resource America for $2.1 million, its book value (see Note 3).  RREM was asset manager of the venture and received a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the years ended December 31, 2014, 2013 and 2012, the Company paid RREM management fees of $6,000, $28,000 and $45,000, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recorded income from RRE VIP Borrower of $3.5 million, $278,000 and $683,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The last property associated with the joint venture was sold in July 2014.
On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan was set to mature on January 14, 2015, and RCP elected to extend the loan until January 14, 2016. RCP has one additional option to extend for another 12-month period after this maturity. Principal payments of $391,000 and $621,000 were made during the years ended December 31, 2014 and 2013.  The loan balance was $558,000 and $950,000 at December 31, 2014 and 2013, respectively.
On June 21, 2011, the Company entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   The Company received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety. RREM was appointed as the asset manager of the venture.  RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM received an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  The Company held a $975,000 preferred equity investment in SLH Partners as of December 31, 2013. The investment was sold in 2014 for a $912,000 gain which is recorded on the Company's statement of income in equity of earnings of unconsolidated subsidiaries.
On August 1, 2011, the Company, through RCC Real Estate, entered into an agreement to purchase Whispertree Apartments, a multi-family apartment building, for $18.1 million.  RREM was appointed as asset manager.  RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM was entitled to a monthly asset management fee equal to the greater of 4.0% of the gross receipts generated from the property or $12,600.  The Company incurred fees payable to RREM in the amounts of $151,000 and $167,000 during the years ended December 31, 2013 and 2012, respectively. No fees were paid for the year ended December 31, 2014 as the property was sold on September 30, 2013 for a gain of $16.6 million, which was recorded in gain on sale of real estate on the consolidated statements of income.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

On June 19, 2012, the Company entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  RREM acted as asset manager and was responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM received an annual asset management fee equal to 1% of outstanding contributions. No management fees were paid for the year ended December 31, 2014, as all condominiums were sold as of December 31, 2013. The Company paid RREM management fees of $38,000 and $39,000 for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recorded a loss of $20,000, income of $148,000 and a loss of $135,000, respectively, which were recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income.
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
On July 30, 2014, the Company closed RCC CRE 2014, a $353.9 million real estate securitization that provides financing for commercial real estate loans. Resource Real Estate serves as special servicer. With respect to each Specialty Service Mortgage Loan, Resource Real Estate receives an amount equal to the product of (a) the Special Servicing Fee Rate, 0.25% per annum, and (b) the outstanding principal balance of such Specialty Service Mortgage Loan. The servicing fee is payable monthly, on an asset by asset basis. The Company paid Resource Securities a $175,000 placement agent fee in connection with this transaction.
In July 2014, the Company formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. The Company contributed $15.0 million for a 63.8% membership interest in RCM Global. A five member board manages RCM Global, and all actions, including purchases and sales, must be approved by no less than three of the five members of the board. The portion of RCM Global that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company has committed to contributing an additional $2.5 million into the fund. The Company will receive 10% of the carried interest in the partnership for the first five years which can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed securities of $2.8 million to the formation of Pelium Capital. The portion of the fund that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2014, the Company held a 74.1% interest in Pelium Capital.
Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the years ended December 31, 2014, 2013 and 2012, the Company paid Ledgewood $280,000, $360,000 and $438,000, respectively, in connection with legal services rendered to the Company.
NOTE 21 - DISTRIBUTIONS
For the years ended December 31, 2014, 2013 and 2012, the Company has declared and paid $0.80, $0.80, and $0.80 dividends per common share, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

In order to qualify as a REIT, the Company must currently distribute at least 90% of its REIT taxable income.  In addition, the Company must distribute 100% of its taxable income in order not to be subject to corporate federal income taxes on retained income.  The Company anticipates it will distribute substantially all of its taxable income to its stockholders.  Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as provisions for loan and lease losses and depreciation), in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow to make sufficient distribution payments.
The Company’s 2015 dividends will be determined by the Company’s board of directors which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional common shares.
The following tables presents dividends declared (on a per share basis) for the years ended December 31, 2014, 2013 and 2012:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2014
March 31	April 28	$25,663	$0.20
June 30	July 28	$26,179	$0.20
September 30	October 28	$26,629	$0.20
December 31	January 28, 2015	$26,563	$0.20

2013
March 31	April 26	$21,634	$0.20
June 30	July 26	$25,399	$0.20
September 30	October 28	$25,447	$0.20
December 31	January 28, 2014	$25,536	$0.20

2012
March 31	April 27	$16,921	$0.20
June 30	July 26	$17,253	$0.20
September 30	October 26	$19,897	$0.20
December 31	January 28, 2013	$21,024	$0.20

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2014
March 31	April 30	$463	$0.53125	April 30	$2,057	$0.515625	April 30	$—	$—
June 30	July 30	$537	$0.53125	July 30	$2,378	$0.515625	July 30	$1,437	$0.0299479
September 30	October 30	$537	$0.53125	October 30	$2,430	$0.515625	October 30	$2,588	$0.5390625
December 31	January 30, 2015	$568	$0.53125	January 30, 2015	$2,888	$0.515625	January 30, 2015	2,588	$0.5390625

2013
March 31	April 30	$359	$0.53125	April 30	$1,152	$0.515625
June 30	July 30	$359	$0.53125	July 30	$1,584	$0.515625
September 30	October 30	$362	$0.53125	October 30	$1,662	$0.515625
December 31	January 30, 2014	$362	$0.53125	January 30, 2014	$1,797	$0.515625

2012
March 31	—	$—	$—	—	$—	$—
June 30	July 30	$93	$0.27153	—	$—	$—
September 30	October 30	$359	$0.53125	October 30	$160	$0.160420
December 31	January 30, 2013	$359	$0.53125	January 30, 2013	$576	$0.515625
NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS
In analyzing the fair value of its investments accounted for on a fair value basis, the Company uses the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
The Company reports its investment securities, available-for-sale at fair value.  To determine fair value, the Company uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default, and recovery rates.  These valuations are validated utilizing dealer quotes or bids. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote or bid, the Company will evaluate the difference, which could result in an updated valuation from the third party or a revised dealer quote. Any changes in the fair value of investment securities, available-for-sale are recorded in other comprehensive income. Based on a prioritization of inputs used in the valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.
The Company reports its investment securities, trading at fair value, based on an independent third-party valuation.  The Company evaluates the reasonableness of the valuation it receives by using a dealer quote.  If there is a material difference between the value indicated by the third party and a quote the Company receives, the Company will evaluate the difference, which could result in an updated valuation from the third party or a revised dealer quote.  Any changes in fair value are recorded in the Company’s results of operations as net unrealized (loss) gain on investment securities, trading. The Company's investments securities, trading are generally classified as Level 2 or Level 3 in the fair value hierarchy.
The CMBS underlying the Company’s linked transactions are valued using the same techniques as those used for the Company’s other investment securities, available-for-sale. The value of the underlying CMBS is then netted against the carrying amount of the corresponding repurchase agreement obligation at the valuation date (which approximates its fair value). The fair value of linked transactions also includes accrued interest receivable on the CMBS and accrued interest payable on the underlying repurchase agreement obligations. The Company’s linked transactions are generally classified as Level 2 or Level 3 in the fair value hierarchy.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

	Level 1	Level 2	Level 3	Total
As of December 31, 2014:
Assets:
Investment securities, trading	$—	$—	$20,786	$20,786
Investment securities available-for-sale	—	33,158	242,562	275,720
CMBS - linked transactions	—	—	15,367	15,367
Derivatives (net)	3,429	7	1,868	5,304
Total assets at fair value	$3,429	$33,165	$280,583	$317,177

Liabilities:
Moselle CLO Notes	$—	$—	$68,940	$68,940
Derivatives (net)	—	—	8,476	8,476
Total liabilities at fair value	$—	$—	$77,416	$77,416

As of December 31, 2013:
Assets:
Investment securities, trading	$—	$—	$11,558	$11,558
Investment securities available-for-sale	2,370	92	207,375	209,837
CMBS - linked transactions	—	—	30,066	30,066
Total assets at fair value	$2,370	$92	$248,999	$251,461

Liabilities:
Derivatives (net)	$—	$395	$10,191	$10,586
Total liabilities at fair value	$—	$395	$10,191	$10,586

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS including Linked Transactions	ABS	RMBS	Structured Finance	Total
Balance, January 1, 2014	210,785	26,656	451	11,107	248,999
Included in earnings	235	3,740	(36)	(3,638)	301
Purchases	123,671	79,289	31,058	19,359	253,377
Sales	(110,825)	(38,262)	—	(2,396)	(151,483)
Paydowns	(43,891)	(11,928)	(825)	(2,165)	(58,809)
Issuances	—	—	—	—	—
Settlements	—	—	—	—	—
Included in OCI	5,797	12,662	897	(1,481)	17,875
Transfers into Level 2	—	—	(31,545)	—	(31,545)
Transfers into Level 3	—	—	—	—	—
Balance, December 31, 2014	185,772	72,157	—	20,786	278,715
The Company's Level 3 assets also included $898,000 related to the fair market value of warrants received as consideration as part of the origination of a middle market loan and approximately $970,000 related to the fair value of interest rate locks in the Company's residential mortgage loan origination business.
The Company began using a third-party valuation firm to determine fair value of its remaining RMBS portfolio, which is comprised of new issue mezzanine and interest-only strips in a fixed-pool securitization collateralized by residential jumbo loans. As a result, $31.5 million of RMBS were reclassified to Level 2 during the year ended December 31, 2014.
The Company had $0, $328,000 and $42,000 of losses included in earnings due to the other-than-temporary impairment charges during the years ended December 31, 2014, 2013 and 2012, respectively. With respect to the charge noted in December 31, 2013, the Company recorded a final charge-off adjustments on assets that had previous principal losses. For the year ended December 31, 2012, there was other-than-temporary impairment taken on one asset. These losses were included in the consolidated statements of income as net impairment losses recognized in earnings.
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2013	$14,077
Unrealized losses – included in accumulated other comprehensive income	(3,886)
Beginning balance, January 1, 2014	10,191
Unrealized losses – included in accumulated other comprehensive income	(1,715)
Ending balance, December 31, 2014	$8,476
For the year ended December 31, 2014, the Company both acquired and liquidated the assets in Moselle CLO. As of December 31, 2014, all that remained of the Company's investment in Moselle CLO were cash, receivables related to the liquidation of Moselle CLO's assets, and the notes of the securitization (See Footnote 14 for further discussion of Moselle CLO's notes). At acquisition, the Company recorded $176.9 million as the fair value of the notes (including the fair value of the securitized borrowing described in Footnote 14). During the year ended December 31, 2014, paydowns of $100.3 million were received, and net fair value and foreign currency adjustments of $7.5 million were recognized through earnings, resulting in a combined fair value of $68.9 million ($63.3 million of which was attributable to Moselle CLO's senior notes and $5.6 million was attributable to Moselle CLO's securitized borrowings).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as nonrecurring Level 2.  For the Company’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the years ended December 31, 2014 , 2013 and 2012 was $1.3 million, $3.1 million and $7.8 million, respectively, and is included in the consolidated statements of income as provision for loan and lease losses.
The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2014:
Assets:
Loans held for sale	$—	$36,956	$—	$36,956
Impaired loans	—	1,678	137,811	139,489
Total assets at fair value	$—	$38,634	$137,811	$176,445

As of December 31, 2013:
Assets:
Loans held for sale	$—	$6,850	$15,066	$21,916
Impaired loans	—	225	—	225
Total assets at fair value	$—	$7,075	$15,066	$22,141
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$8,476	Discounted cash flow	Weighted average credit spreads	5.12%
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on the consolidated balance sheets.  The fair value of the Company’s investment securities, trading is reported in see Note 6.  The fair value of the Company’s investment securities available-for-sale is reported in see Note 7.  The fair value of the Company’s derivative instruments and linked transactions is reported in this Note 21.
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
DECEMBER 31, 2014
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2014:
Loans held-for-investment	$1,925,980	$1,909,019	$—	$570,071	$1,338,948
Loans receivable-related party	$1,277	$1,277	$—	$—	$1,277
CDO notes	$1,046,493	$975,762	$—	$—	$975,762
Junior subordinated notes	$51,205	$17,699	$—	$—	$17,699
Repurchase agreements	$399,662	$399,662	$—	$—	$399,662
Senior secured revolving credit agreement	$111,137	$111,137	$—	$—	$111,137

As of December 31, 2013:
Loans held-for-investment	$1,369,526	$1,358,434	$—	$545,352	$813,082
Loans receivable-related party	$6,966	$6,966	$—	$—	$6,966
CDO notes	$1,070,339	$653,617	$—	$653,617	$—
Junior subordinated notes	$51,005	$17,499	$—	$—	$17,499
Repurchase agreements	$77,304	$77,304	$—	$—	$77,304
NOTE 23 - MARKET RISK AND DERIVATIVE INSTRUMENTS
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
The Company may hold various derivatives in the ordinary course of business, including warrants, interest rate swaps, forward contracts, options, and interest rate lock commitments. Warrants are securities that give the holder the right, but not the obligation, to purchase securities from an issuer at a specific price within a specified time period. Options are contracts sold by one party to another that give the buyer the right, but not the obligation, to buy or sell a financial asset at an agreed-upon price during a certain period of time or on a specific date. Interest rate swap agreements are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward contracts represent future commitments to either purchase or to deliver loans, securities or a quantity of a currency at a predetermined future date, at a predetermined rate or price and are used to manage interest rate risk on loan commitments and mortgage loans held for sale as well as currency risk with respect to the Company's long positions in foreign currency-denominated investment securities. Rate lock commitments represent commitments to fund loans at a specific rate and by a specified time and are used to mitigate risk of changes in interest rate in the Company's residential mortgage loan portfolio.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
At December 31, 2014, the Company had 10 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.12% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $124.0 million at December 31, 2014.  The counterparties for the Company’s designated interest rate hedge contracts at such date were Credit Suisse International and Wells Fargo, with which the Company had master netting agreements.
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
The estimated fair value of the Company’s liability related to interest rate swaps was $8.7 million and $10.6 million as of December 31, 2014 and 2013, respectively.  The Company had aggregate unrealized losses of $9.0 million and $10.8 million on the interest rate swap agreements as of December 31, 2014 and 2013, respectively, which is recorded in accumulated other comprehensive loss.  In connection with the August 2006 close of RREF CDO 2006-1, the Company realized a swap termination loss of $119,000, which is being amortized over the term of RREF CDO 2006-1.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the original term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.
The Company is also exposed to currency exchange risk, a form of risk that arises from the change in price of one currency against another. Substantially all of the Company's revenues are transacted in U.S. dollars; however, a significant amount of the Company's capital is exposed to other currencies, primarily the Euro and the pound sterling. To address this market risk, the Company generally hedges foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with currency forward contracts. The Company classifies these hedges as fair value hedges, which are hedges that eliminate the risk of changes in the fair values of assets, liabilities, and certain types of firm commitments. The Company records changes in fair value of derivatives designated and effective as fair value hedges in earnings, offset by corresponding changes in the fair values of the hedges items.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

In the next twelve months, the Company expects to reclassify $273,000 from accumulated other comprehensive loss to earnings. The amount relates to the termination of 18 hedges during the years ended December 31, 2006, 2007 and 2008 and the requirement for the remaining gains and losses to be amortized over the life of the remaining debt. In addition, in the next twelve months, the Company expects to pay $5.7 million in net interest expense for its hedges.

    During the years ended December 31, 2014, 2013 and 2012, the Company recognized expense of $282,000, $288,000 and $279,000, respectively, into earnings related to the amortization of gains and losses on 18 terminated hedges.
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
In March 2014, the Company was issued warrants in connection with the funding of a middle market loan. The warrants give the Company the right, but not the obligation, to purchase up to 1.3% of the total fully diluted common stock of Constellation Health LLC. As amended in September 2014, the warrants have an exercise price equal to the lesser of the Constellation Health's trailing twelve month earnings before interest, taxes, depreciation, and amortization times a multiplier of 6, or $50.0 million. The warrants also feature a seven-year term, allowances for either cash-based or cashless exercise, standard adjustments for stock splits, full-ratchet anti-dilution adjustments, and beneficial ownership limitations. The value of the warrants was calculated by performing a Black-Scholes analysis.
In December 2014, the Company, through its subsidiary, Pelium, purchased call options on U.S. Treasury futures to act as a hedge against interest rate risk. The options gave the Company the right, but not the obligation, to purchase futures contracts on March 2015 U.S. Treasury notes. The options have strike prices ranging from $127.0 to $128.50 and expired on February 20, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of income for the years presented:

Fair Value of Derivative Instruments as of December 31, 2014
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$59,467	Derivatives, at fair value	$970
Forward contracts - residential mortgage lending	$5,000	Derivatives, at fair value	$7
Forward contracts - RMBS securities	$42,614	Derivatives, at fair value	$1,297
Forward contracts - foreign currency, hedging	$54,948	Derivatives, at fair value	$3,377
Options - U.S. Treasury futures	$90	Derivatives, at fair value	$52
Warrants	$492	Derivatives, at fair value	$898
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$124,017	Derivatives, at fair value	$8,680
Interest rate lock agreements	$798	Derivatives, at fair value	$10
Forward contracts - residential mortgage lending	$154,692	Derivatives, at fair value	$1,036
Forward contracts - foreign currency, hedging	$—	Derivatives, at fair value	$—
Forward contracts - TBA securities	$15,000	Derivatives, at fair value	$47

Interest rate swap contracts	$124,017	Accumulated other comprehensive loss	$8,680

Fair Value of Derivative Instruments as of December 31, 2013
(in thousands)

Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$—	Derivatives, at fair value	—
Forward contracts - residential mortgage lending	$—	Derivatives, at fair value	—
Forward contracts - foreign currency, hedging	$—	Derivatives, at fair value	—
Total return swap	$—	Derivatives, at fair value	—
Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$129,497	Derivatives, at fair value	$10,586
Interest rate lock agreements	$—	Derivatives, at fair value	$—
Forward contracts - residential mortgage lending	$—	Derivatives, at fair value	$—
Forward contracts - foreign currency, hedging	$—	Derivatives, at fair value	$—
Forward contracts - TBA securities	$—	Derivatives, at fair value	$—

Interest rate swap contracts	$129,497	Accumulated other comprehensive loss	$10,586

The Effect of Derivative Instruments on the Statements of Income for the

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Year Ended December 31, 2014
(in thousands)

	Derivatives
	Notional Amount	Statement of Income Location	Unrealized Gains (Loss) (1)
Interest rate swap contracts	$124,017	Interest expense	$6,555
Interest rate lock agreements	$60,265	Net realized gain on sales of investment securities available-for-sale and loans	$960
Forward contracts - residential mortgage lending	$159,692	Net realized gain on sales of investment securities available-for-sale and loans	$(1,029)
Forward contracts - RMBS securities	$42,614	Net realized gain on sales of investment securities available-for-sale and loans	$1,297
Forward contracts - foreign currency, hedging	$54,948	Net realized gain on sales of investment securities available-for-sale and loans	$3,377
Options - U.S. Treasury futures	$90	Net realized gain on sales of investment securities available-for-sale and loans	$(28)
Forward contracts - TBA securities	$15,000	Net realized gain on sales of investment securities available-for-sale and loans	$(47)
Warrants	$492	Net realized gain on sales of investment securities available-for-sale and loans	$898

The Effect of Derivative Instruments on the Statements of Income for the
Year Ended December 31, 2013
(in thousands)

	Derivatives
	Notional Amount	Statement of Income Location	Unrealized Loss (1)
Interest rate swap contracts	$129,497	Interest expense	$6,751

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The Effect of Derivative Instruments on the Statements of Income for the
Year Ended December 31, 2012
(in thousands)

	Derivatives
	Notional Amount	Statement of Income Location	Unrealized Loss (1)
Interest rate swap contracts	$135,241	Interest expense	$7,266

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
The following tables present certain information about the CMBS and repurchase agreements underlying the Company's linked transactions at December 31, 2014 and 2013.
Fair Value of Derivative Instruments
(in thousands)

	Asset Derivatives
	Designation	Balance Sheet Location	Fair Value (1)
As of December 31, 2014
Linked transactions at fair value	Non-Hedging	Linked transactions, net at fair value	$15,367

As of December 31, 2013
Linked transactions at fair value	Non-Hedging	Linked transactions, net at fair value	$30,066

(1)	Fair value equals the sum of the cost basis, mark to market adjustments, and accrued interest receivable less repurchase agreement debt at fair value and accrued interest expense.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The Effect of Derivative Instruments on the Statement of Income for the
Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	Asset Derivatives
	Designation	Statement of Income Location	Income (Expense) (1)
Linked transactions at fair value, 2014	Non-Hedging	Unrealized gain and net interest income on linked transactions, net	$7,850
Linked transactions at fair value, 2013	Non-Hedging	Unrealized (loss) and net interest income on linked transactions, net	$(3,841)
Linked transactions at fair value, 2012	Non-Hedging	Unrealized gain and net interest income on linked transactions, net	$728

The following table presents certain information about the components of the unrealized (losses) gains and net interest income from linked transactions, net, included in the Company's consolidated statements of income for the years ended 2014, 2013 and 2012 (in thousands):

	December 31,
	2014	2013	2012
Components of Unrealized Net (Losses) Gains and Net Interest Income
Income from Linked Transactions
Interest income attributable to CMBS underlying linked transactions	$2,879	$2,912	$802
Interest expense attributable to linked repurchase agreement borrowings underlying linked transactions	(644)	(735)	(242)
Change in fair value of linked transactions included in earnings	5,615	(6,018)	168
Unrealized net (losses) gains and net interest income from linked transactions	$7,850	$(3,841)	$728
The following table summarizes the Company's investment securities, underlying linked transactions, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
As of December 31, 2014:
CMBS linked transactions	$48,138	$539	$(72)	$48,605

As of December 31, 2013:
CMBS linked transactions	$99,493	$446	$(6,116)	$93,823

(1)	Does not include linked CMBS accrued interest receivable totaling $159,000 and $337,000 as of December 31, 2014 and 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table summarizes the estimated maturities of the Company’s CMBS linked transactions according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
As of December 31, 2014:
Less than one year	$7,834	$7,775	5.36%
Greater than one year and less than five years	36,587	36,274	4.65%
Greater than five years and less than ten years	4,184	4,089	4.52%
Greater than ten years	—	—	—%
Total	$48,605	$48,138	4.66%

As of December 31, 2013:
Less than one year	$540	$540	5.58%
Greater than one year and less than five years	26,120	26,516	5.32%
Greater than five years and less than ten years	53,688	57,282	3.35%
Greater than ten years	$13,475	$15,155	3.34%
Total	$93,823	$99,493	3.84%

The following table shows the fair value, gross unrealized losses and the length of time the investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2014:
CMBS linked transactions	$7,609	$(57)	$777	$(15)	$8,386	$(72)

As of December 31, 2013:
CMBS linked transactions	$70,727	$(5,198)	$9,318	$(918)	$80,045	$(6,116)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table summarizes the Company's CMBS linked transactions at fair value (in thousands, except percentages):

	December 31, 2013	Net Purchases	Upgrades/Downgrades	Paydowns	MTM Change on Same Ratings	December 31, 2014
Moody's Ratings Category:
Aaa	$26,682	$(18,704)	$—	$(498)	$(332)	$7,148
Aa1 through Aa3	8,919	(9,589)	—	—	670	—
A1 through A3	—	—	—	—	—	—
Baa1 through Baa3	6,473	—	—	—	17	6,490
Ba1 through Ba3	10,310	(10,768)	—	—	458	—
B1 through B3	12,155	8,258	—	—	763	21,176
Non-Rated	29,284	(16,358)	—	—	865	13,791
Total	$93,823	$(47,161)	$—	$(498)	$2,441	$48,605

S&P Ratings Category:
AAA	$17,642	$(9,773)	$—	$(498)	$(1,000)	6,371
BBB+ through BBB-	9,953	—	1,034	—	123	11,110
BB+ through BB-	2,865	102	4,422	—	254	7,643
B+ through B-	19,619	5,065	(5,456)	—	708	19,936
CCC+ through CCC-		2,769	—	—	—	2,769
Non-Rated	43,744	(45,324)	—	—	2,356	776
Total	$93,823	$(47,161)	$—	$(498)	$2,441	$48,605

The following table summarizes the Company's CMBS linked repurchase agreements (in thousands, except percentages):

	As of		As of
	December 31, 2014		December 31, 2013
Maturity or Repricing	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
Within 30 days	$33,397	1.56%	$64,094	1.25%
>30 days to 90 days	—	—%	—	—%
Total	$33,397	1.56%	$64,094	1.25%

(1)	Equal to linked CMBS repurchase value plus accrued interest expenses totaling $20,000 and$38,000 as of December 31, 2014 and 2013, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 24 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The following table presents a summary of the Company's offsetting of derivative assets, presented(in thousands):

	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset in the Consolidated Balance Sheet	(iii) = (i) - (ii) Net Amounts of Assets Presented in the Consolidated Balance Sheet	(iv) Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
As of December 31, 2014:
Derivative hedging instruments, at fair value	$4,334	$—	$4,334	$—	$—	$4,334
Linked transactions	$48,764	$33,397	$15,367	$—	$—	$15,367
Total	$53,098	$33,397	$19,701	$—	$—	$19,701

As of December 31, 2013:
Derivative hedging instruments, at fair value	$—	$—	$—	$—	$—	$—
Linked transactions	$94,160	$64,094	$30,066	$—	$—	$30,066
Total	$94,160	$64,094	$30,066	$—	$—	$30,066

The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities for the periods presented as follows (in thousands):

	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets		(v) = (iii) - (iv) Net Amount
				Financial Instruments (1)	Cash Collateral Pledged (2)
As of December 31, 2014:
Derivative hedging instruments, at fair value (3)	$8,466	$—	$8,466	$—	$500	$7,966
Repurchase agreements (4)	399,662	—	399,662	399,662	—	—
Linked transactions	33,397	33,397	—	—	—	—
Total	$441,525	$33,397	$408,128	$399,662	$500	$7,966

As of December 31, 2013:
Derivative hedging instruments, at fair value (3)	$10,586	$—	$10,586	$—	$500	$10,086
Repurchase agreements (4)	91,931	—	91,931	91,931	—	—
Linked transactions	64,094	64,094	—	—	—	—
Total	$166,611	$64,094	$102,517	$91,931	$500	$10,086

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions.

(2)	Amounts represent amounts pledged as collateral against derivative transactions.

(3)	The fair value of securities pledged against the Company's swaps was $2.6 million and $3.5 million at December 31, 2014 and 2013, respectively.

(4)	The fair value of securities pledged against the Company's repurchase agreements was $565.6 million and $121.6 million at December 31, 2014 and 2013, respectively.
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

NOTE 25 - INCOME TAXES
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
The following table details the components of income taxes (in thousands):

	Years Ended December 31,
	2014	2013	2012
Provision (benefit) for income taxes:
Current:
Federal	$6,819	$4,601	$11,497
State	2,505	1,068	776
Total current	9,324	5,669	12,273

Deferred:
Federal	(9,450)	(5,116)	1,769
State	(2,086)	(1,594)	560
Total deferred	(11,536)	(6,710)	2,329
Income tax provision (benefit)	$(2,212)	$(1,041)	$14,602

A reconciliation of the income tax benefit (provision) based upon the statutory tax rate to the effective income tax rate is as follows (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

	Years Ended December 31,
	2014	2013	2012
Statutory tax	$(2,232)	$(588)	$9,518
State and local taxes, net of federal benefit	(375)	(728)	225
Permanent adjustments	41	2	32
Subpart F income	—	—	3,458
Basis difference in LCC investment	—	—	—
True-up of prior period tax expense	353	253	—
Other items	1	20	1,369
	$(2,212)	$(1,041)	$14,602

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets related to:
Investment in securities	$1,030	$118
Intangible assets basis difference	2,533	2,725
Federal, state and local loss carryforwards	7,848	941
Subpart F income	—	1,359
Partnership investment	—	2
Deferred revenue	207	23
Accrued expenses	56	44
Amortization of intangibles	766	—
Unrealized gains/losses	1,799	—
Mark to market adjustment	188	—
Charitable contribution carryforwards	6	—
Equity compensation	167	—
Gain (loss) on sale of investments	116	—
Partnership investment	(1,622)	—
Total deferred tax assets	13,094	5,212
Valuation allowance	—	—
Total deferred tax assets	$13,094	$5,212

Deferred tax liabilities related to:
Unrealized loss on investments	$(366)	$(3,764)
Equity investments	—	(153)
Basis difference in LCC investment	—	(195)
Depreciation	(1)	—
Accrued expenses	(3)	—
Partnership investment	(90)	—
Total deferred tax liabilities	$(460)	$(4,112)

Deferred tax assets, net (1)	$12,634	$1,100

(1)	Deferred tax asset, net agrees to the Deferred tax assets less Deferred tax liability presented on the Consolidated Balance Sheets as of December 31, 2014.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, Whitney CLO I, Harvest CLO VII, Moselle CLO, Harvest CLO VIII, Harvest X Investor, and Harvest CLO X, the Company's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands and, with respect to Moselle CLO, Luxembourg and, with respect to Harvest CLO VII, Harvest CLO VIII, and Harvest CLO X, Ireland, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I's, Apidos CDO III's, Apidos Cinco CDO's, Apidos CLO VIII's, Whitney CLO I's, Harvest CLO VII’s, Moselle CLO’s, Harvest CLO VIII’s, Harvest X Investor’s, and Harvest X CLO’s current taxable income in its calculation of REIT taxable income.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
On February 24, 2014, the Company acquired approximately 88.6% of the equity of Moselle CLO S.A., which is a foreign TRS, incorporated in Luxembourg. This equity is directly owned by a domestic qualified REIT subsidiary of the Company and, accordingly, its earnings are included in the Company’s calculation of REIT taxable income.
On March 27, 2014, the Company acquired approximately 12.6% of the equity of Harvest CLO VIII, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland. This equity is directly owned by a domestic qualified REIT subsidiary of the Company and, accordingly, its earnings are included in the Company’s calculation of REIT taxable income.
On July 3, 2014, the Company acquired approximately 55% of the equity of Harvest X Investor, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of the Cayman Islands. As of November 6, 2014, the Company’s investment was returned and the Company no longer has an active ownership interest in Harvest X Investor. For the period July 3, 2014 through November 6, 2014 the equity was directly owned by a domestic qualified REIT subsidiary of the Company and, accordingly, its earnings are included in the Company’s calculation of REIT taxable income.
On November 6, 2014, the Company acquired approximately 32.1% of the equity of Harvest CLO X, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland. This equity is directly owned by a domestic qualified REIT subsidiary of the Company and, accordingly, its earnings are included in the Company’s calculation of REIT taxable income.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
As of December 31, 2014, the Company had gross federal $15.5 million and gross state and local $18.2 million net operating tax loss carryforwards ("NOLs") of $33.8 million (deferred tax asset of $6.1 million) that will begin to expire in 2032.  Management believes it is more likely than not that the Company will be able to utilize all of these NOLs during the respective loss carry forward periods based on tax planning strategies that will generate future taxable income. As such, a valuation allowance has not been established against these deferred tax assets.  Management will continue to assess the need for a valuation allowance in future periods
As of December 31, 2014, income tax returns for the calendar years 2011 - 2014 remain subject to examination by IRS and/or any state or local taxing jurisdiction. The Company has not executed any agreements with the IRS or any state and/or local taxing jurisdiction to extend a statue of limitations in relation to any previous year.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 26 - QUARTERLY RESULTS
The following is a presentation of the quarterly results of operations:

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year Ended December 31, 2014:
Interest income	$27,085	$30,592	$33,841	$35,389
Interest expense (1)	9,627	10,610	11,510	13,726
Net interest income	$17,458	$19,982	$22,331	$21,663

Net income allocable to common shares	$15,116	$14,677	$7,328	$6,906

Net income per share − basic	$0.12	$0.12	$0.06	$0.05

Net income per share − diluted	$0.12	$0.11	$0.06	$0.05

Year Ended December 31, 2013:
Interest income	$33,320	$30,715	$28,464	$25,477
Interest expense	11,165	11,134	11,762	26,949
Net interest income	$22,155	$19,581	$16,702	$(1,472)

Net income	$11,526	$6,533	$22,121	$(948)

Net income per share − basic	$0.11	$0.05	$0.18	$(0.01)

Net income per share − diluted	$0.11	$0.05	$0.18	$(0.01)

(1)	Certain reclassifications have been made to the 2014 consolidated financial statements.

NOTE 27 - COMMITMENTS AND CONTINGENCIES
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
The Company is unaware of any contingencies arising from such routine litigation that would require accrual or additional disclosure in the consolidated financial statements as of December 31, 2014.
NOTE 28 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:
The Company received $3.0 million in proceeds from the issuance of 139,333 shares of Series B preferred stock through the Company’s dividend reinvestment plan during January and February 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

On January 13, 2015, the Company issued and sold in a public offering $100.0 million aggregate principal amount of its 8.0% Convertible Senior Notes due 2020. After deducting the underwriting discount and the estimated offering costs, the Company received approximately $97.0 million of net proceeds.
On January 23, 2015, the Company received $23.0 million from the 2014 fourth quarter liquidation of Moselle CLO S.A. after using the sales proceeds to pay down the securitization's remaining notes in full.
On February 24, 2015, the Company closed RCC 2015-CRE3, a $346.2 million CRE securitization transaction that provided financing for transitional commercial real estate loans. RCC 2015-CRE3 issued a total of $282.1 million of senior notes at par to outside investors. The Company also purchased 100% of the Class E and Class F senior notes for a total of $36.3 million. The Company also purchased a $27.7 million subordinated interest in the CLO, representing 100% of the preference shares. The weighted average cost of funds on the securitization at closing was LIBOR plus 190 basis points.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting is effective as of December 31, 2014.
Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2014. Their report, dated March 2, 2015, expressed an unqualified opinion on our internal control over financial reporting. This report is included in this Item 9A.
Changes in Internal Control of Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Capital Corp.
We have audited the internal control over financial reporting of Resource Capital Corp. (a Maryland Corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 2, 2015, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 2, 2015

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
Names of Directors, Principal Occupation and Other Information
Walter T. Beach, age 48, has been a director since March 2005.  Mr. Beach has been Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997.  From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm where, beginning in 1994, he was responsible for the firm's investment decisions for its principal equity product. Before that he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm, and an analyst at Industry Analysis Group, an industry and economic consulting firm. Mr. Beach has served as a director of The Bancorp, Inc., a publicly-traded (NASDAQ: TBBK) bank holding company, and its subsidiary bank, The Bancorp Bank, since 1999. Mr. Beach also served as a director of Institutional Financial Markets, Inc. and its predecessor, Cohen & Company, a publicly-traded (NYSE MKT: IFMI) financial services company specializing in credit related fixed income investments, from December 2009 to 2013.
Edward E. Cohen, age 76, has been a director since March 2005 and was our Chairman from March 2005 to November 2009. Mr. Cohen is Chairman of Resource America, the corporate parent of our Manager, a position he has held since 1990. He was Resource America's Chief Executive Officer from 1988 to 2004 and its President from 2000 to 2003. He has been the Chief Executive Officer of Atlas Energy GP, LLC, the general partner of Atlas Energy, L.P. (formerly known as Atlas Pipeline Holdings, L.P.), a publicly-traded (NYSE:ATLS) energy limited partnership, from its formation in December 2005 until February 2009, Chief Executive Officer and President since February 2011 and Chairman from December 2005 through February 2011. He was also the Chairman and Chief Executive Officer of Atlas America, Inc., a publicly-traded energy company, from its formation in 2000 until its sale in February 2011, and was President from September 2000 to October 2009. He has also been the Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, the general partner of Atlas Pipeline Partners, L.P., a publicly-traded (NYSE: APL) midstream natural gas gathering and processing limited partnership, since its formation in 1999, and was Chief Executive Officer from 1999 to January 2009. Upon consummation of a transaction with Targa Resources Corp., or the Targa Transaction, Mr. Cohen will become the Chief Executive Officer and President of Atlas Energy Group, LLC, which will hold all of Atlas Energy, L.P.'s assets and business other than those related to its Atlas Pipeline Partners segment. He has also been the Chairman of the Managing Board and Chief Executive Officer of Atlas Resource Partners GP, LLC, the general partner of Atlas Resource Partners, L.P., a publicly-traded (NYSE: ARP) oil and gas exploration and production limited partnership, since February 2012. He has also been the Chairman of the Board of Brandywine Construction and Management, Inc. (a property management company) since 1994.
Jonathan Z. Cohen, age 44, has been our Chief Executive Officer, President and a director since March 2005. Mr. Cohen has been President since 2003, Chief Executive Officer since 2004 and a director since 2002 of Resource America. He was Chief Operating Officer of Resource America from 2002 to 2004, Executive Vice President from 2001 to 2003, and a Senior Vice President from 1999 to 2001. He has been the Executive Chairman of Atlas Energy GP, LLC since January 2012, was Chairman from February 2011 to January 2012 and Vice Chairman from its formation in December 2005 to February 2011. He was also the Vice Chairman of Atlas America, Inc. from its formation in 2000 to its sale in February 2011. He has also been the Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999 and Vice Chairman of the Managing Board of Atlas Resource Partners, GP, LLC since February 2012. Upon consummation of the Targa Transaction, Mr. Cohen will become Executive Chairman of Atlas Energy Group, LLC.
Richard L. Fore, age 69, has been a director since March 2013. Mr Fore has been Chairman and Chief Executive Officer of Fore Property Company, a national real estate development company that builds, owns and manages multi-family residences throughout the United States, since 1994. Prior to founding Fore Property Company, he was a partner at Lincoln Property Company. Mr. Fore co-founded the National Multi Housing Council, the leading trade association in the apartment industry, in 1978. He was also appointed to the Presidential Housing Commission by President Reagan. Mr. Fore also served in the U.S. Department of Housing and Urban Development during the Nixon and Ford administrations.

(Back to Index)

(Back to Index)

William B. Hart, age 71, has been a director since March 2005. Mr. Hart was Chairman of the Board of Trustees of the National Trust for Historic Preservation from 1999 to 2004. He was also a director of Anthem, Inc. (now Wellpoint, Inc.), a publicly-traded (NYSE: WLP) health insurance company, from 2000 to 2004. Mr. Hart was Director of SIS Bancorp from 1995 to 2000. From 1988 to 1999, Mr. Hart served in various positions with Blue Cross/Blue Shield of New Hampshire, ending as Chairman of the Audit Committee and Chairman of the Board of Directors from 1996 to 1999. He also served as President of the Foundation for the National Capital Region, Washington, DC, from 1993 to 1996 and President of The Dunfey Group, a private investment firm, from 1986 to 1998. From 1986 to 1994 he was a director of First NH Banks where he was Chairman of the Audit Committee from 1992 to 1994.
Gary Ickowicz, age 59, has been a director since February 2007. Mr. Ickowicz has been the Managing Partner of IR Capital LLC, a real estate company that owns and operates real estate assets in the New York Metropolitan area since 2008. He was a Managing Principal of Lazard Freres Real Estate Investors, a manager of funds invested in debt and equity securities of North American real estate assets and enterprises, from 2001 to 2011. He was a director of Lazard Freres's real estate investment banking unit from 1989 through 2001. Since 2000 he has been a director of Grant Street Settlement, and since 2002 he has been a director of NCC/Neumann, both not-for-profit developers of senior housing. From 2001 to 2011, he was a director of Commonwealth Atlantic Properties, Inc., a privately-held REIT. From 2001 to 2006 he was a director of Kimsouth, Inc., a joint venture with Kimco Realty Corporation, a publicly-traded (NYSE: KIM) REIT.
Steven J. Kessler, age 71, has been our Chairman since November 2009 and was our Senior Vice President-Finance from September 2005 to November 2009 and, before that, served as our Chief Financial Officer, Chief Accounting Officer and Treasurer from March 2005 to September 2005. Mr. Kessler has been Executive Vice President of Resource America since 2005 and was Chief Financial Officer from 1997 to December 2009 and Senior Vice President from 1997 to 2005. He was a Trustee of GMH Communities Trust, a then publicly-traded specialty housing REIT, from 2004 to 2008 when it was sold. He was Vice President-Finance and Acquisitions at Kravco Company, a shopping center developer and operator, from 1994 to 1997. From 1983 to 1993 he was employed by Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer. Before that, he was a partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants.
Murray S. Levin, age 72, has been a director since March 2005. Mr. Levin is a senior litigation partner at Pepper Hamilton LLP, a law firm with which he has been associated since 1970. Mr. Levin served as the first American president of the Association Internationale des Jeunes Avocats (Young Lawyers International Association), headquartered in Western Europe. He is a past president of the American Chapter and a member of the board of governors of the Union Internationale des Avocats (International Association of Lawyers), a Paris-based organization that is the world's oldest international lawyers association.
P. Sherrill Neff, age 63, has been a director since March 2005.  Mr. Neff is a founding partner of Quaker Partners, a health care venture and growth equity fund manager, since 2002.  From 1994 to 2002 he was President and Chief Financial Officer, and from 1994 to 2003, a director of Neose Technologies, Inc., a then publicly-traded life sciences company.  Mr. Neff was also a director of The Bancorp, Inc., a publicly traded (NASDAQ: TBBK) bank holding company, from its formation in 1999 until 2002, and a director of Resource America from 1998 to 2005.  Mr. Neff is on the boards of directors of five Quaker Partners' portfolio companies, including Cempra, Inc., a publicly-traded (NASDAQ:CEMP) pharmaceutical company, since 2011, Regado BioSciences, Inc. (NASDAQ: RGDO), a publicly traded biopharmaceutical company, since 2005, and three other private portfolio companies.  Mr. Neff was also a director of Amicus Therapeutics, a publicly-traded (NASDAQ: FOLD) biopharmaceutical company, from 2005 to 2011. Until 2013, he was a member of the board of directors of the National Venture Capital Association.
Stephanie H. Wiggins, age 49, has been a director since June 2013.  Ms. Wiggins has been Executive Vice President and Chief Investment Officer for the AFL-CIO Housing Investment Trust since 2000. From 1997 to 2000 she served in various positions at Prudential Mortgage Capital Company (formerly WMF Group), culminating as Director and Senior Investment Officer. She previously served as a Senior Underwriter and Review Appraiser at Green Park Financial (currently d/b/a Walker & Dunlop). Ms. Wiggins is a member of the Urban Land Institute Council, National Housing Conference and Mortgage Bankers Association.
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
Non-Director Executive Officers
Eldron C. Blackwell, age 36, has been our Vice President and Chief Accounting Officer since March 2014. Mr. Blackwell was the Assistant Controller for New Penn Financial, LLC, a residential mortgage lender, from March 2013 to March 2014. From September 2001 to March 2013, he was a Senior Manager in the audit practice of the global accounting firm Grant Thornton LLP. Mr. Blackwell serves on the Board of Directors of Freire Charter School in Philadelphia.
Jeffrey D. Blomstrom, age 46, has been our Senior Vice President since March 2005. Mr. Blomstrom has been President of Resource Financial Fund Management, Inc., an asset management subsidiary of Resource America, since 2003. Mr. Blomstrom serves on the Advisory Committee to CVC Credit Partners L.P. and is a member of the credit committees of Northport Capital, LLC and Resource Real Estate Funding, Inc., Resource America's middle market loan origination and commercial real estate loan origination subsidiaries, respectively. From 2001 to 2003 Mr. Blomstrom was a Managing Director at Cohen and Company, an investment bank specializing in the financial services sector. From 2000 to 2001 he was Senior Vice President of iATMglobal.net, Inc., an ATM software development company. Mr. Blomstrom was, from 1999 to 2000, an associate at Covington & Burling, a law firm, where he focused on mergers and acquisitions and corporate governance.
David E. Bloom, age 50, has been our Senior Vice President-Real Estate Investments since March 2005. Mr. Bloom has been Senior Vice President of Resource America since 2001. He has also been President of Resource Real Estate, Inc., a wholly-owned real estate subsidiary of Resource America, since 2004 and was President of Resource Capital Partners, a wholly-owned real estate subsidiary of Resource America, from 2002 to 2006. From 2001 to 2002 he was President of Resource Properties, a former real estate subsidiary of Resource America. Before that he was Senior Vice President at Colony Capital, LLC, an international real estate opportunity fund, from 1999 to 2001. From 1998 to 1999 he was Director at Sonnenblick-Goldman Company, a real estate investment bank. From 1995 to 1998 he was an attorney at the law firm of Willkie Farr & Gallagher, LLP.
Jeffrey F. Brotman, 51, has been our Executive Vice President since June 2009 and Executive Vice President of Resource America since June 2007.  He was co-founder of Ledgewood, P.C. (a Philadelphia-based law firm) and affiliated with the firm from 1992 until June 2007, serving as managing partner from 1995 until March 2006.  Mr. Brotman is also a non-active certified public accountant and an Adjunct Professor at the University of Pennsylvania Law School.  Mr. Brotman was Chairman of the Board of Directors of TRM Corporation, a then publicly-traded consumer services company, from September 2006 until September 2008 and was its President and Chief Executive Officer from March 2006 through June 2007.

(Back to Index)

(Back to Index)

David J. Bryant, age 57, has been our Senior Vice President, Chief Financial Officer and Treasurer since June 2006, and was our Chief Accounting Officer from 2006 to 2014. From 2005 to 2006 Mr. Bryant served as Senior Vice-President, Real Estate Services, at Pennsylvania Real Estate Investment Trust, a publicly-traded (NYSE: PEI) REIT principally engaged in owning, managing, developing and leasing malls and strip centers in the eastern United States. From 2000 to 2005, Mr. Bryant served as PEI's Senior Vice President-Finance and Treasurer, and was its principal accounting officer. From 1994 to 2000, Mr. Bryant was Vice President-Finance and Controller at PEI and its predecessor, The Rubin Organization. Mr. Bryant is also a certified treasury professional and a non-active certified public accountant.
Other Significant Employees
The following sets forth certain information regarding other significant employees of the Manager and Resource America who provide services to us:
Anthony Coniglio, age 46, has been the President of Resource Residential Mortgage, Resource America’s residential mortgage business, since 2013. Mr. Coniglio was the Chief Executive Officer of Elevation Home Loans, LLC, a start-up residential mortgage company, from 2011 to 2013. From 1997 to 2011, he served in various positions at J.P. Morgan, establishing its asset-based conduit platform, running a structured finance business and culminating as co-leader of the specialty finance investment banking group. Prior thereto, Mr. Coniglio worked in operations, treasury and structured finance positions at Canadian Imperial Bank of Canada, or CIBC, from 1993 to 1997. He began his career as a Staff Accountant at Price Waterhouse from 1990 to 1993.
David M. DeSantis, age 38, has been head of middle market lending and Managing Director of Northport Capital, LLC, Resource America’s middle market corporate lending platform, since 2013. From 2007 to 2013, Mr. DeSantis held various roles at Medley Capital, LLC, including Managing Director and leader of the New York based investment team, where he originated, underwrote and managed middle market corporate loans. From 1999 to 2007, he served in various positions at General Electric Capital, culminating as Vice President for GE Global Sponsor Finance, focusing on middle market corporate loan origination, underwriting and asset management.
Thomas C. Elliott, age 41, has been our Senior Vice President-Finance and Operations since September 2006 and, prior to that, was our Chief Financial Officer, Chief Accounting Officer and Treasurer from September 2005 to June 2006. He was our Senior Vice President-Assets and Liabilities Management from June 2005 until September 2005 and, before that, served as our Vice President-Finance from March 2005. Mr. Elliott has been Chief Financial Officer of Resource America since December 2009 and Senior Vice President since 2005. He was Senior Vice President-Finance and Operations of Resource America from 2006 to December 2009; Senior Vice President-Finance from 2005 to 2006 and Vice President-Finance from 2001 to 2005. From 1997 to 2001 Mr. Elliott was a Vice President at Fidelity Leasing, Inc., a former equipment leasing subsidiary of Resource America, where he managed all capital market functions, including the negotiation of all securitizations and credit and banking facilities in the U.S. and Canada. Mr. Elliott also oversaw the financial controls and budgeting departments.
Alan F. Feldman, age 51, has been our Senior Vice President-Real Estate Investments since March 2005. Mr. Feldman has been Chief Executive Officer of Resource Real Estate since 2004 and Senior Vice President of Resource America since 2002. Mr. Feldman was President of Resource Properties from 2002 to 2005. From 1998 to 2002, Mr. Feldman was Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization. From 1992 through 1998, Mr. Feldman was Executive Vice President of PREIT-RUBIN, Inc. the management subsidiary of Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization. Before that, from 1990 to 1992, he was a Director at Strouse, Greenberg & Co., a regional full service real estate company.
Kevin M. Finkel, age 43, has been our Vice President-Real Estate Investments since 2006, Senior Vice President of Resource America since 2013 and Vice President of Resource America from 2008 to 2013. He has been President of Resource Capital Partners, Inc., a wholly-owned real estate subsidiary of Resource America, since 2006, and Vice President and Director of Acquisitions from 2004 to 2006. He was also been an Executive Vice President of Resource Real Estate, Inc. since 2008, Director of Acquisitions since 2004 and Vice President from 2004 to 2008. He joined Resource America as a consultant in 2002. Before that, he was an investment banking associate at Barclays Capital from 1998 to 2000 and an investment banking associate and analyst at Deutsche Bank Securities from 1994 to 1998.
Kyle Geoghegan, age 46, has been our Senior Vice President-Loan Originations since 2007. Mr. Geoghegan has been a Managing Director of Resource Real Estate Funding, Inc., a real estate subsidiary of Resource America, since July 2006. Mr. Geoghegan co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles. Mr. Geoghegan worked at Bear Stearns from January 1998 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles. Prior to joining Bear Stearns, Mr. Geoghegan spent four years as a real estate loan officer at PNC Bank in Philadelphia, PA, primarily originating construction and bridge loans.

(Back to Index)

(Back to Index)

David Jansky, age 44, has been President of Resource Capital Markets, Inc., a subsidiary of Resource America, since April 2008.  Mr. Jansky was head of Global ABS CDOs in the Structured Credit Products group at J.P. Morgan from 2005 to 2008. Prior thereto, he was an Executive Director at Credit Suisse First Boston from 2002 to 2005.  Mr. Jansky was also responsible for structuring CDOs as a Vice President at Deutsche Bank from 1997 to 2000 and as an Associate at Merrill Lynch from 1996 to 1997.
Darryl Myrose, age 41, has been our Senior Vice President-Loan Originations since 2007. Mr. Myrose has been a Managing Director of Resource Real Estate Funding since July 2006. Mr. Myrose co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles. Mr. Myrose worked at Bear Stearns from April 1996 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles. Prior to joining Bear Stearns, Mr. Myrose was employed with Clarion Advisors (formerly Jones Lang Wootton Realty Advisors) where he was an asset management analyst.
Joan M. Sapinsley, age 62, has been our Senior Vice President-CMBS since 2007. Ms. Sapinsley joined Resource Financial Fund Management, Inc. in February 2007 as Managing Director and manages our CMBS portfolio. Prior to joining Resource Financial Fund Management, Ms. Sapinsley was a Managing Director at Teachers Insurance and Annuity Association (TIAA), where she worked from 1992 through 2006 purchasing CMBS. She was responsible for all single borrower and single asset CMBS, as well as subordinate CMBS and B notes. She also directed TIAA's conduit origination and securitization activities. Before TIAA, Ms. Sapinsley was a Director in the Financial Services Group of Cushman & Wakefield, a global commercial real estate company, and a real estate consultant at Laventhol & Horwath, an accounting firm.
Michael S. Yecies, age 47, has been our Chief Legal Officer and Secretary since March 2005, Senior Vice President since July 2007 and was our Vice President from March 2005 to July 2007. Mr. Yecies has been Senior Vice President of Resource America since 2005, Chief Legal Officer and Secretary since 1998 and was Vice President from 1998 to 2005. He was Chief Legal Officer and Secretary of Atlas Energy, Inc. and its predecessors (a publicly-traded energy company formerly owned by Resource America) from 1998 to 2006 and Chief Legal Officer and Secretary of Atlas Pipeline Partners GP, LLC (a publicly-traded energy company formerly owned by Resource America) from its formation in 1999 to 2006. From 1994 to 1998 he was an attorney at the international law firm of Duane Morris LLP.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports. Based solely on our review of the reports received by us, we believe that, during fiscal 2014, our officers, directors and greater than ten percent shareholders complied with all applicable filing requirements.
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
Information Concerning the Audit Committee
Our Board of Directors has a standing audit committee. The audit committee reviews the scope and effectiveness of audits by the internal and independent accountants, is responsible for the engagement of independent accountants, and reviews the adequacy of our internal financial controls. Members of the committee are Messrs. Neff (Chairman), Beach, Hart and Ms. Wiggins. The Board has determined that each member of the committee meets the independence standards for audit committee members set forth in the listing standards of the New York Stock Exchange, or NYSE, including those set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, and that Messrs. Beach and Neff each qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations thereunder.

(Back to Index)

(Back to Index)

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
We are required to provide information regarding the compensation program in place for our Chief Executive Officer, Chief Financial Officer and the three other most highly-compensated executive officers. In the following discussion, we refer to our Chief Executive Officer, Chief Financial Officer and the other three most highly-compensated executive officers whose compensation for fiscal 2014 exceeded $100,000 as our “Named Executive Officers” or “NEOs.”
Objectives of Our Compensation Program
We are externally managed by our Manager pursuant to a management agreement among our Manager, Resource America and us. All of our NEOs are employees of Resource America or our Manager. We have not paid, and do not intend to pay, any cash compensation to our NEOs. We do reimburse Resource America for the wages, salary and benefits paid to our Chairman and Chief Financial Officer. Our Compensation Committee has, from time to time, granted equity awards in the form of restricted stock, stock options or equity-based performance awards to our NEOs pursuant to our Amended and Restated Omnibus Equity Compensation Plan. These awards are designed to align the interests of our NEOs with those of our stockholders, by correlating their compensation to the performance of our stock and by allowing them to share in the creation of value for our stockholders through stock appreciation and dividends. These equity awards are subject to time-based vesting requirements designed to promote the retention of management, incentivize long term objectives and to achieve strong performance for us. These awards further provide us flexibility in our ability to enable Resource America to attract, motivate and retain talented individuals for our Manager.
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

(Back to Index)

(Back to Index)

Elements of Our Compensation Program
As described above, our NEOs do not receive cash compensation from us, although beginning in October 2009, we agreed to reimburse Resource America for the wages, salary and benefits of our Chief Financial Officer. In addition, we began reimbursing Resource America for the wages, salary and benefits of our Chairman in February 2010. However, our Compensation Committee has, from time to time, granted equity awards in the form of restricted stock, stock options or equity-based performance awards to our NEOs pursuant to our Amended and Restated Omnibus Equity Compensation Plan as follows:
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
How We Determined 2014 Compensation
As discussed above, our Compensation Committee believes that it is important for our NEOs, who are employees of Resource America, to remain significantly aligned with the interests of our shareholders. Accordingly, we have traditionally made grants of restricted stock to such NEOs.
For 2014, such stock awards were similar to stock awards in 2013. The grants will vest 33.33% per year over three years and included dividend equivalent rights. Our Compensation Committee analyzed the management agreement and reviewed how our operating costs compared to other REITs' operating costs. Our Compensation Committee considered our growth, complexity and success, including our stable and substantial dividend payments to our stockholders. The Committee also considered the amount of our restricted stock that had been granted in recent years. In particular, the Compensation Committee desired to continue to build alignment between key employees of the Manager and our stockholders, provide meaningful incentive for the retention of such key employees, reward the performance of such key employees that has resulted in a consistent meaningful cash dividend to stockholders and improved Company performance and ensure that total compensation paid to the Manager and its employees is consistent with similar companies. For 2014, our Compensation Committee approved the awards discussed below, based upon our performance and the individual performance of our NEOs. Among the factors considered by our Compensation Committee were our continued growth, expansion of business units, distributions to our shareholders and our ability to raise and deploy capital. Our Compensation Committee further noted our record commercial real estate (CRE) loan origination, completing a CRE securitization with outstanding execution, building a middle market loan origination platform essentially from scratch, structuring a complex European CLO and positioning us for future growth. Our Compensation Committee considered these stock awards in addition to considering the total compensation that Resource America proposed for our NEOs.
Upon our CEO's recommendation, other than for himself, our Compensation Committee approved the following awards for fiscal 2014:

•	Mr. J. Cohen was awarded 410,677 shares of restricted stock for fiscal 2014, as compared to 211,864 shares of restricted stock for fiscal 2013.

•	Mr. Blomstrom was awarded 30,800 shares of restricted stock for fiscal 2014, as compared to 25,423 shares of restricted stock for fiscal 2013.

•	Mr. Bloom was awarded 30,800 shares of restricted stock for fiscal 2014, as compared to 50,847 shares of restricted stock for fiscal 2013.

•	Mr. Brotman was awarded 30,800 shares of restricted stock for fiscal 2014, as compared to 25,423 shares of restricted stock for fiscal 2013.

•
Mr. Bryant was awarded 20,533 shares of restricted stock for fiscal 2014, as compared to 8,474 shares of restricted stock for fiscal 2013. Mr. Bryant was not awarded any shares of restricted Resource America stock for fiscal 2014, as compared to 1,446 shares of restricted Resource America stock for fiscal 2013.

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

Walter T. Beach, Chairman
Murray S. Levin
P. Sherrill Neff

The following table sets forth certain information concerning the compensation earned for fiscal 2014, 2013 and 2012 for our NEOs:
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(2)	All Other Compensation ($) (3)	Total ($)
Jonathan Z. Cohen	2014	—		—		1,999,997	—	1,999,997
Chief Executive Officer,	2013	—		—		1,249,998	—	1,249,998
President and Director	2012	—		—		2,750,000	—	2,750,000

David J. Bryant	2014	275,000	(1)	265,000	(1)	99,996	—	639,996
Senior Vice President	2013	275,000	(1)	287,500	(1)	49,997	12,493	624,990
Chief Financial Officer and Treasurer	2012	275,000	(1)	200,000	(1)	399,996	49,994	924,990

Jeffrey F. Brotman	2014	—		—		149,996	—	149,996
Executive Vice President	2013	—		—		149,996	—	149,996
	2012	—		—		799,997	—	799,997

Jeffrey D. Blomstrom	2014	—		—		149,996	—	149,996
Senior Vice President	2013	—		—		149,996	—	149,996
	2012	—		—		799,997	—	799,997

David E. Bloom	2014	—		—		149,996	—	149,996
Senior Vice President−	2013	—		—		299,997	—	299,997
Real Estate Investments	2012	—		—		799,997	—	799,997

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

(Back to Index)

(Back to Index)

GRANTS OF PLAN-BASED AWARDS TABLE

During 2014, we made restricted stock awards to our NEOs. There were no stock options granted during 2014. The following table sets forth information with respect to each of these awards on a grant-by-grant basis. Dividends are payable on awards of our stock, which vest 33% per year over a three year period after the date of grant.

Name	Grant date	All other stock awards: number of shares of stock (#) (1)	Grant date fair value of stock awards ($) (2)
Jonathan Cohen	1/30/2014	211,864	1,249,998

David J. Bryant	1/30/2014	8,474	49,997

Jeffrey F. Brotman	1/30/2014	25,423	149,996

Jeffrey D. Blomstrom	1/30/2014	25,423	149,996

David E. Bloom	1/30/2014	50,847	299,997

(1)
Does not include shares of restricted stock granted in 2015 as compensation earned for fiscal 2014 as follows: Mr. J. Cohen - 410,677 shares; Mr. Bryant - 20,533 shares; Mr. Blomstrom - 30,800 shares; Mr. Bloom - 30,800 shares; and Mr. Brotman - 30,800 shares.

(2)	Based on the closing price of our stock on the grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following equity awards granted to our NEOs were outstanding as of the end of fiscal 2014:

•	Restricted stock awards;

•	Stock options; and

•	Resource America restricted stock awards allocable to services performed for us.

(Back to Index)

(Back to Index)

The following table sets forth information with respect to these awards.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (9)

Jonathan Z. Cohen	100,000	—	15.00	3/7/2015	20,686	(1)	104,527
					158,596	(2)	799,324
					152,667	(3)	769,442
					211,864	(4)	1,067,795

David J. Bryant	10,000	—	15.00	3/7/2015	22,637	(2)	114,090
					8,474	(4)	42,709
(Resource America)	5,000	—	8.14	5/21/2018	914	(5)	8,263	(10)
					3,628	(6)	32,797	(10)
					1,085	(7)	9,808	(10)

Jeffrey F. Brotman	—	—	—	—	11,820	(1)	59,573
					90,549	(2)	456,367
					25,423	(4)	128,132

Jeffrey D. Blomstrom	10,000	—	15.00	3/7/2015	5,818	(8)	29,323
					90,549	(2)	456,367
					25,423	(4)	128,132

David E. Bloom	100,000	—	15.00	3/7/2015	7,272	(8)	36,651
					45,275	(2)	228,186
					50,847	(4)	256,269

(1)
These shares of restricted stock were a part of a grant made on January 6, 2012 which provided for vesting at the rate of 33% per year on each anniversary of the grant date. On October 23, 2014, vesting for the remaining unvested shares was deferred until January 2, 2016 as follows: Mr. Brotman - 11,820 shares; and Mr. J. Cohen 20,686 shares.

(2)
These shares of restricted stock were a part of a grant made on December 20, 2012 which provided for vesting at the rate of 33% per year on each anniversary of the grant date. On October 23, 2014, vesting for the remaining unvested shares was deferred until December 20, 2015 as follows: Mr. Blomstrom - 45,274 shares; Mr. Brotman - 45,274 shares; and Mr. J. Cohen - 79,298 shares, and deferred until January 2, 2016 as follows: Mr. Blomstrom - 45,275 shares; Mr. Brotman - 45,275 shares; and Mr. J. Cohen - 79,298 shares.

(3)
These shares of restricted stock were a part of a grant made on January 2, 2013 which provided for vesting at the rate of 33% per year on each anniversary of the grant date. On October 23, 2014, vesting for the remaining unvested shares was deferred until January 2, 2016 as follows: Mr. J. Cohen - 152,667 shares.

(4)
These shares of restricted stock were a part of a grant made on January 30, 2014 which provided for vesting at the rate of 33% per year on each anniversary of the grant date. On October 23, 2014, vesting for the remaining unvested shares was deferred until: January 2, 2016 as follows: Mr. Blomstrom - 8,474 shares; Mr. Brotman - 8,474 shares; and Mr. J. Cohen - 70,621 shares, and deferred until January 30, 2016 as follows: Mr. Blomstrom - 8,475 shares; Mr. Brotman - 8,475 shares; and Mr. J. Cohen - 70,622 shares; and deferred until January 30, 2017 as follows: Mr. Blomstrom - 8,474 shares; Mr. Brotman - 8,474 shares; and Mr. J. Cohen - 70,621 shares.

(Back to Index)

(Back to Index)

(5)	These shares of Resource America restricted stock were a part of a grant made on February 7, 2011 which provided for vesting at the rate of 25% per year on each anniversary of the grant date.
(6)	These shares of Resource America restricted stock were a part of a grant made on December 17, 2012 which provided for vesting at the rate of 25% per year on each anniversary of the grant date.
(7)	These shares of Resource America restricted stock were a part of a grant made on November 7, 2013 which provided for vesting at the rate of 25% per year on each anniversary of the grant date.
(8)	These shares of restricted stock were a part of a grant made on February 10, 2012 which provided for vesting at the rate of 33% per year on each anniversary of the grant date.
(9)	Based on the closing price of our common stock on December 31, 2014 of $5.04.
(10)	Based on the closing price of Resource America's common stock on December 31, 2014 of $9.04.
2014 OPTION EXERCISES AND STOCK VESTED
The following table sets forth information regarding restricted stock awards that vested during 2014 for our NEOs. There were no stock options exercised by such officers during 2014.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Jonathan Z. Cohen	235,522	1,385,630

David J. Bryant	50,299	287,030
(Resource America stock)	4,583	42,328

Jeffrey F. Brotman	94,922	557,189

Jeffrey D. Blomstrom	88,804	531,936

David E. Bloom	80,208	451,923

(1)	Represents the per share market value of the respective common stock on the vesting dates multiplied by the number of shares vesting.
Director Compensation
We provide cash compensation only to independent directors for their services as directors. We also reimburse Resource America for all of the wages, salary and benefits established and paid by Resource America to our Chairman of the Board.  In fiscal 2014, we reimbursed Resource America $346,399 for Mr. Kessler's compensation and related business expenses, since Resource America employs Mr. Kessler; Mr. Kessler, however, is dedicated exclusively to his service as our Chairman. Mr. Kessler had 22,464 shares vest in 2014 and realized $129,046 upon vesting. In addition, Mr. E. Cohen, the Chairman of the Board of Resource America, had 16,978 shares vest in 2014 and realized $91,002 upon vesting.
Our 2014 compensation package for independent directors was comprised of cash (annual retainer) and restricted stock awards.  The annual pay package is designed to attract and retain highly-qualified, independent professionals to represent our stockholders.  Our compensation package is also designed to create alignment between our directors and our stockholders through the use of equity-based grants. For 2014, the Board approved compensation for each independent director consisting of an annual cash retainer of $65,000 and an annual stock award valued at approximately $35,000 on the date of grant, which is the anniversary of the date each independent director became a director.  In addition, the members of the investment committee, Messrs. Beach, Ickowicz and Fore, received an additional $100,000 in cash, members of the audit committee, Messrs. Neff, Beach, Hart and Ms. Wiggins received an additional $10,000 in cash and members of the compensation committee, Messrs. Beach, Levin and Neff received an additional $5,000 in cash. In addition, the chairmen of the audit committee and compensation committee, Messrs. Neff and Beach, respectively, received an additional stock award each valued at approximately $5,000.

(Back to Index)

(Back to Index)

The following table sets forth director compensation for each of our independent directors and the Chairman of the Board of Resource America and the Chairman of our Board of Directors for 2014:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
Walter T. Beach	180,000	39,995	219,995
Richard L. Fore	165,000	34,995	199,995
William B. Hart	75,000	34,996	109,996
Murray S. Levin	70,000	34,996	104,996
P. Sherrill Neff	80,000	39,996	119,996
Gary Ickowicz	165,000	34,996	199,996
Stephanie H. Wiggins	70,000	34,999	104,999
Edward E. Cohen	—	—	—
Steven J. Kessler	346,399	—	346,399

(1)	Table excludes Mr. J. Cohen, an NEO, whose compensation is set forth in the Summary Compensation Table.

(2)
On February 3, 2014, Mr. Ickowicz was granted 5,972 shares valued at $5.86 per share, the closing price on that day. On March 10, 2014, Messrs. Beach and Neff were each granted 6,872 shares and Messrs. Hart and Levin were each granted 6,013 shares valued at $5.82 per share, the closing price on that day. On March 12, 2014, Mr. Fore was granted 6,044 shares valued at $5.79, the closing price on that day. On June 6, 2014, Ms. Wiggins was granted 5,932 shares valued at $5.90 per share, the closing price on that day.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee consisted of Messrs. Beach, Levin and Neff during fiscal 2014. None of such persons was an officer or employee of ours or any of our subsidiaries or affiliated companies during fiscal 2014, or was formerly an officer or employee of ours. None of our executive officers was a director or executive officer of any entity of which any member of the Compensation Committee was a director or executive officer during 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the number and percentage of shares of common stock owned, as of February 26, 2015, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of our present directors, (c) each of our executive officers and (d) all of our named executive officers and directors as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of common stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person.

(Back to Index)

(Back to Index)

Executive officers and directors (2)	Shares beneficially owned	Percentage (1)
Walter T. Beach (4) (5)	480,185	*
Edward E. Cohen (3)	625,053	*
Jonathan Z. Cohen (3)	2,124,303	1.58%
Richard L. Fore (5)	28,275	*
William B. Hart (5)	49,609	*
Gary Ickowicz (5)	39,527	*
Steven J. Kessler (3)	160,000	*
Murray S. Levin (5)	48,109	*
P. Sherrill Neff (5)	19,819	*
Stephanie H. Wiggins (5)	11,417	*

Eldron C. Blackwell (3)	3,080	*
Jeffrey D. Blomstrom (3)	261,722	*
David E. Bloom (3)	442,351	*
Jeffrey F. Brotman (3)	292,725	*
David J. Bryant (3)	202,378	*
All executive officers and directors as a group (15 persons)	4,488,553	3.34%

Other owners of more than 5% of outstanding shares
Blackrock Inc. (6)	10,440,487	7.79%
The Vanguard Group (7)	7,414,494	5.53%

*    Less than 1%.

(1)	Includes 255,000 shares of common stock issuable upon exercise of stock options, which are currently exercisable.

(2)	The address for all of our executive officers and directors is c/o Resource Capital Corp., 712 Fifth Avenue, 12th Floor, New York, New York 10019.

(3)
Includes unvested restricted stock as follows: Mr. Blackwell - 3,080 shares; Mr. Blomstrom - 146,772 shares; Mr. Bloom - 109,973 shares; Mr. Brotman - 158,592 shares; Mr. Bryant - 48,820 shares; Mr. E. Cohen - 16,978 shares; Mr. J. Cohen - 954,490 shares; and Mr. Kessler - 5,659 shares; all of these shares vest 33.3% per year. Each such person has the right to receive distributions on and vote, but not to transfer, all such shares.

(4)
Includes 427,833 shares held by Beach Asset Management, LLC, Beach Investment Counsel, Inc. and/or Beach Investment Management, LLC, investment management firms for which Mr. Beach is a principal for themselves or accounts managed by them and for which Mr. Beach possesses investment and/or voting power. The address for these investment management firms is Five Tower Bridge, 300 Barr Harbor Drive, Suite 220, West Conshohocken, Pennsylvania 19428.

(5)
Includes (i) 6,872 shares of restricted stock issued to each of Messrs. Beach and Neff on March 10, 2014, which vest on March 10, 2015; (ii) 7,276 shares of restricted stock issued to Mr. Ickowicz on February 2, 2015, which vest on February 2, 2016; (iii) 6,013 shares of restricted stock issued to each of Messrs. Hart and Levin on March 10, 2014, which vest on March 10, 2015; (iv) 6,044 shares of restricted stock issued to Mr. Fore on March 12, 2014, which vest on March 12, 2015; and (v) 5,932 shares of restricted stock issued to Ms. Wiggins on June 6, 2014, which vest on June 6, 2015. Each non-employee director has the right to receive distributions on and vote, but not to transfer, such shares.

(6)	This information is based on Form 13G filed with the SEC on January 23, 2015. Blackrock Inc.'s address is 55 East 52nd Street, New York, New York 10022.

(7)	This information is based on Form 13G filed with the SEC on February 10, 2015. The Vanguard Group's address is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(Back to Index)

(Back to Index)

Equity Compensation Plan Information
The following table summarizes certain information about our 2005 Stock Incentive Plan and Amended and Restated Omnibus Equity Compensation Plan as of December 31, 2014.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
Options	640,666	$14.45
Restricted stock	2,086,909	N/A
Total	2,727,575		7,582,058 (1)

(1)
We agreed to award certain personnel up to 70,728 shares of restricted stock upon the achievement of certain performance thresholds. The shares, which have been reserved for future issuance under the plans, have not been deducted from the number of securities remaining available for future issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Relationships and Related Transactions
Relationship with Resource America and Certain of its Subsidiaries. Resource America, entities affiliated with it and our executive officers and directors collectively beneficially own 6,816,189 shares of common stock, representing approximately 5.12% of our common stock on a fully-diluted basis.  Our executive officers are also officers of our Manager and/or of Resource America or its subsidiaries.
We have entered into a management agreement under which the Manager receives substantial fees. We describe these fees in Item 1 − “Business − Management Agreement.” For the year ended December 31, 2014, Resource Capital Manager, or the Manager, earned base management fees of approximately $13.0 million. There were no incentive management fees earned in 2014. We reimburse the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform. The Management Agreement, as amended, also provides that the Manager must furnish us with a director of investor relations who will be 50% dedicated to our operations. We bear the expense of the wages, salaries and benefits of our Chairman, Chief Financial Officer and several accounting and tax professionals and 50% of the salary and benefits of the director of investor relations. On November 7, 2013, we entered into another amendment to include the definition of an “Ancillary Operating Subsidiary” which means one or more subsidiaries, including a TRS and its subsidiaries, that is an operating entity principally engaged in the evaluation, underwriting, origination, servicing, holding, trading and financing of loans, securities, investments and credit products other than commercial real estate loans. An Ancillary Operating Subsidiary shall, with the approval of a majority of the Independent Directors, directly incur and pay all of its own operating costs and expenses, including without limitation, compensation of employees of such Ancillary Operating Subsidiary and reimbursement of any compensation costs incurred by the Manager for personnel principally devoted to such Ancillary Operating Subsidiary. For the year ended December 31, 2014, we reimbursed the Manager $5.0 million.

(Back to Index)

(Back to Index)

On November 24, 2010, we entered into an Investment Management Agreement with Resource Capital Markets, Inc., or RCM, a wholly-owned subsidiary of Resource America. The initial agreement provides that: (a) RCM may invest up to $5.0 million of our funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, we entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of our funds. The management fee is 20% of the amount by which the net profits exceed the preferred return. During the year ended December 31, 2014, RCM did not earn an incentive management fee. The portfolio began a partial liquidation during 2013. We also reimburse RCM for expenses paid on our behalf. For the year ended December 31, 2014, we paid RCM $164,000 as expense reimbursements.
At December 31, 2014, we were indebted to the Manager for $1.6 million, comprised of base management fees of $1.2 million and expense reimbursements of $480,000. At December 31, 2014, we were indebted to RCM, under our Investment Management Agreement for $121,000, comprised entirely of expense reimbursements.
During the year ended December 31, 2013, one of our subsidiaries began originating middle market loans, for which Resource America is paid origination fees. These fees may not exceed 2% of the loan balance for any loan originated.
On November 7, 2013, a wholly-owned subsidiary of ours purchased all of the membership interests in Elevation Home Loans, LLC, a start-up residential mortgage company, from an employee of Resource America for $830,000, paid in the form of 136,659 shares of restricted Company common stock.  The restricted stock vests in full on November 7, 2016, and includes dividend equivalent rights.
As of December 31, 2014, we had executed eight securitizations, which were structured for us by the Manager. Under the Management Agreement, the Manager was not separately compensated by us for executing these transactions and is not separately compensated for managing the securitization's entities and their assets. We liquidated one of these securitizations in October 2013 and another in October 2014.
Relationship with LEAF Commercial Capital. Leaf Commercial Capital, or LCC, formerly LEAF Financial, originated and managed equipment leases and notes on our behalf. On March 5, 2010, we entered into agreements with Lease Equity Appreciation Fund II, L.P., or LEAF II, (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which we provided an $8.0 million credit facility to LEAF II. The credit facility initially had a one year term with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding. We received a 1% origination fee in connection with establishing the facility. The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance. On June 3, 2011, we entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance. On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding. On January 11, 2013, we entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, we entered into another amendment to extend the maturity to February 15, 2015. During the year ended December 31, 2014, we recorded a provision for loan loss on this loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on our books in lieu of the loan receivable.
On November 16, 2011, we, together with LEAF Financial and LCC, subsidiaries of Resource America, entered into the SPA with Eos Partners, L.P., a private investment firm, and its affiliates.  In exchange for our prior interest in LCC, we received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis, a 27.5% interest in LCC.  On January 18, 2013, we entered into another stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock for $3.7 million. During 2013, we entered into another stock purchase agreement with LCC to purchase 4,445 shares of newly issued Series E Preferred Stock for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. Our resulting interest is accounted for under the equity method.  For the year ended December 31, 2014, we recorded a loss of $1.6 million which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income.  Our investment in LCC was valued at $39.4 million as of December 31, 2014.

(Back to Index)

(Back to Index)

Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (ACM), a former subsidiary of Resource America, was sold to CVC Credit Partners, LLC (CVC Credit Partners), a joint venture entity in which Resource America owns a 33% interest.  CVC Credit Partners manages internally and externally originated bank loan assets on our behalf.  On February 24, 2011, one of our subsidiaries purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC, or CPAM, from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, we are entitled to collect senior, subordinated and incentive fees related to five collateralized loan obligation issuers. or CLO, holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the year ended December 31, 2014, CVC Credit Partners earned subordinated fees of $1.3 million. In October 2012, we purchased 66.6% of the preferred equity in one of the RCAM CDOs. In May 2013, we purchased additional equity in this CLO, increasing our ownership percentage to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole earlier this year in February 2013.
In May, June and July 2013, we invested $15.0 million in CVC Global Credit Opportunities Fund, L.P., a Delaware limited partnership which generally invests in assets through a master-feeder fund structure ("the Master Fund"). The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the partnership and the Master Fund is CVC Credit Partners, LLC. CVC Capital Partners SICAV-FIS, S.A., a Luxembourg company, together with its affiliates, and Resource America, own a majority and a significant minority, respectively, of the investment manager. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. Our management fee was waived upon entering the agreement given that we are a related party of CVC Credit Partners. For the year ended December 31, 2014, we recorded earnings of $1.2 million, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. Our investment balance of $16.2 million is recorded as an investment in unconsolidated entities on the consolidated balance sheets using the equity method.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages our commercial real estate loan portfolio, including whole loans, B notes, mezzanine loans, and investments in real estate.  We reimburse Resource Real Estate for loan origination costs associated with all loans originated.  We had a receivable of $100,000 due from Resource Real Estate for loan origination costs in connection with our commercial real estate loan portfolio as of December 31, 2014.
On August 9, 2006, our subsidiary, RCC Real Estate, originated a loan on Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which was set to mature on May 9, 2018, carried an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan collateralized by a multi-family building, to equity. The loan was kept outstanding and was used as collateral in RREF CDO 2006-1. RREM was appointed as the asset manager as of August 1, 2011. RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM was entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. For the year ended December 31, 2014, we incurred management fees payable to RREM in the amount of $127,000. The property was sold during the last quarter of 2014 for a gain of $1.9 million.
On December 1, 2009, we purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds an interest in a real estate joint venture) from Resource America for $2.1 million, its book value.  RREM was asset manager of the venture and received a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the year ended December 31, 2014, we paid RREM management fees of $6,000. For the year ended December 31, 2014, we recorded income from RRE VIP Borrower of $3.5 million, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The last property associated with the joint venture was sold in July 2014.
On January 15, 2010, we loaned $2.0 million to Resource Capital Partners, Inc., or RCP, a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P., or RRE Opportunity Fund.  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan was set to mature on January 14, 2015, and RCP elected to extend the loan until January 14, 2016. RCP has one additional option to extend for another 12-month period after this maturity. Principal payments of $391,000 were made during the year ended December 31, 2014.  The loan balance was $558,000 at December 31, 2014.

(Back to Index)

(Back to Index)

On June 21, 2011, we entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P., or SLH Partners, to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  We purchased a 10% preferred equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly. On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety.  We received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  RREM was appointed as the asset manager of the venture.  RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM received an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  We held a $975,000 preferred equity investment in SLH Partners as of December 31, 2013. The investment was sold in 2014 for a $912,000 gain which is recorded on our income statement in equity of earnings of unconsolidated subsidiaries.
In December 2013, we closed RCC CRE Notes 2013, a $307.8 million real estate securitization that provides financing for commercial real estate loans. Resource Real Estate serves as special servicer. With respect to each Specialty Service Mortgage Loan, Resource Real Estate receives an amount equal to the product of (a) the Special Servicing Fee Rate, 0.25% per annum, and (b) the outstanding principal balance of such Specialty Service Mortgage Loan. The servicing fee shall be payable monthly, on an asset-by-asset basis. We utilize the brokerage services of Resource Securities Inc., or Resource Securities, a wholly-owned broker-dealer subsidiary of Resource America, on a limited basis to conduct some of its asset trades. We paid Resource Securities a $205,000 placement agent fee in connection with this transaction.
On July 30, 2014, we closed RCC CRE 2014, a $353.9 million real estate securitization that provides financing for commercial real estate loans. Resource Real Estate serves as special servicer. With respect to each Specialty Service Mortgage Loan, Resource Real Estate receives an amount equal to the product of (a) the Special Servicing Fee Rate, 0.25% per annum, and (b) the outstanding principal balance of such Specialty Service Mortgage Loan. The servicing fee is payable monthly, on an asset-by-asset basis. We paid Resource Securities a $175,000 placement agent fee in connection with this transaction.
In July 2014, we formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. We contributed $15.0 million for a 63.8% membership interest in RCM Global. A five member board manages RCM Global, and all actions, including purchases and sales, must be approved by no less than three of the five members of the board. The portion of RCM Global that we do not own is presented as non-controlling interests as of the dates and for the periods presented in our consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
In September 2014, we contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. We have committed to contributing an additional $2.5 million into the fund. We will receive 10% of the carried interest in the partnership for the first five years and can increase our interest to 20% if our capital contributions aggregate $40.0 million. Resource America contributed securities of $2.8 million to the formation of Pelium Capital. The portion of the fund that we do not own is presented as non-controlling interests as of the dates and for the periods presented in our consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2014, we held a 74.1% interest in Pelium Capital.
Relationship with Law Firm. Ledgewood is a law firm that has provided legal services to us since our formation. Mr. E. Cohen, who was of counsel to Ledgewood until April 1996, receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm. From 1995 until March 2006, Mr. Jeffrey F. Brotman was the managing member of Ledgewood. Mr. Brotman remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of Resource America. In connection with his separation arrangement, Mr. Brotman receives payments from Ledgewood related to the termination of his affiliation with the firm.
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

(Back to Index)

(Back to Index)

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2014 and 2013 (including a review of internal controls for December 31, 2014 and 2013 as required under Section 404 of the Sarbanes-Oxley Act of 2002) and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during each of the years then ended were $860,000 and $824,000, respectively.
Audit-Related Fees. The aggregate fees billed by Grant Thornton for audit-related services, principally including consulting on accounting issues, for the years ended December 31, 2014 and 2013 were $93,000 and $62,000, respectively.
Tax Fees. There were $70,500 and $24,000 fees paid to Grant Thornton LLP for professional services related to tax compliance, tax advice or tax planning for the years ended December 31, 2014 and 2013, respectively.
All Other Fees. We did not incur any fees in 2014 and 2013 for other services not included above.
Audit Committee Pre-Approval Policies and Procedures. The Audit Committee, on at least an annual basis, reviews audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the Audit Committee. All of such services and fees were pre-approved during the year ended December 31, 2014.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Stockholders' Equity for years ended
December 31, 2014, 2013 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
3.    Exhibits

Exhibit No.	Description
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (17)
3.1(d)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (18)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (22)
3.1(f)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (as Amended January 31, 2014). (12)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (13)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock. (18)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
4.8(a)	Senior Indenture between the Company and Wells Fargo Bank, National Association, as Trustee, dated October 21, 2013. (25)
4.8(b)	First Supplemental Indenture between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 6.00% Convertible Senior Note due 2018). (25)
(Back to Index)

(Back to Index)

4.8(c)
Second Supplemental Indenture, dated January 13, 2015, between Resource Capital Corp. and Wells Fargo Bank, National Association, as Trustee (including the form of 8.00% Convertible Senior Note due 2020). (20)

10.1(a)	Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 13, 2012. (15)
10.1(b)	Amendment No.1 to Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of November 7, 2013.(4)
10.2(a)	2005 Stock Incentive Plan. (1)
10.2(b)	Form of Stock Award Agreement. (8)
10.2(c)	Form of Stock Option Agreement. (8)
10.3(a)	Amended and Restated Omnibus Equity Compensation Plan. (7)
10.3(b)	Form of Stock Award Agreement. (27)
10.3(c)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (27)
10.4	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
10.5
8.50% Series A Cumulative Redeemable Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock, 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement, dated November 19, 2014 among the Company, Resource Capital Manager Inc. and MLV & Co., LLC. (26)

10.6
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

99.3(a)	Master Purchase Agreement by and between RCC Real Estate SPE 5, LLC, as, master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer, dated as of July 19, 2013. (24)
99.3(b)	Guaranty made by the Company for the benefit of Deutsche Bank AG, Cayman Islands Branch, dated July 19, 2013. (24)
99.4(a)	Master Repurchase and Securities Contract dated as of June 20, 2014 with Well Fargo Bank, National Association. (5)
99.4(b)	Guarantee Agreement dated as of June 20, 2014, made by Resource Capital Corp., as guarantor, in favor of Wells Fargo Bank, National Association. (5)
99.5	Federal Income Tax Consequences of our Qualification as a REIT.
99.6	Corporate Governance Guidelines (as Amended January 31, 2014). (12)
101	Interactive Data Files

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 16, 2014.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(9)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 4, 2014.
(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on March 19, 2013.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on November 20, 2014.
(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP. (Registrant)

March 2, 2015	By:	/s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven J. Kessler	Chairman of the Board	March 2, 2015
STEVEN J. KESSLER

/s/ Jonathan Z. Cohen	Director, President and Chief Executive Officer	March 2, 2015
JONATHAN Z. COHEN

/s/ Walter T. Beach	Director	March 2, 2015
WALTER T. BEACH

/s/ Edward E. Cohen	Director	March 2, 2015
EDWARD E. COHEN

/s/ Richard Fore	Director	March 2, 2015
RICHARD FORE

/s/ William B. Hart	Director	March 2, 2015
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 2, 2015
GARY ICKOWICZ

/s/ Murray S. Levin	Director	March 2, 2015
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 2, 2015
P. SHERRILL NEFF

/s/ Stephanie H. Wiggins	Director	March 2, 2015
STEPHANIE H. WIGGINS

/s/ David J. Bryant	Senior Vice President	March 2, 2015
DAVID J. BRYANT	Chief Financial Officer and Treasure

/s/ Eldron C. Blackwell	Chief Accounting Officer	March 2, 2015
ELDRON C. BLACKWELL

(Back to Index)

(Back to Index)

SCHEDULE II
Resource Capital Corp.
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at beginning of period	Charge to expense	Write-offs	Recoveries	Balance at end of period
Allowance for loan and lease loss:

Year ended December 31, 2014	$13,807	$1,804	$(10,998)	$—	$4,613

Year ended December 31, 2013	$17,691	$3,020	$(6,904)	$—	$13,807

Year ended December 31, 2012	$27,518	$16,818	$(26,645)	$—	$17,691

(Back to Index)

SCHEDULE III
Resource Capital Corp.
Real Estate and Accumulated Depreciation
December 31, 2014
(dollars in thousands)

	2014	2013	2012
Real Estate
Balance, beginning of year	$32,380	$77,936	$48,726

Additions:
Acquired through foreclosure	—	—	25,608
Improvements	25	268	3,645
	25	268	29,253
Deductions:
Cost of real estate sold	(32,405)	(20,216)	—
Property available-for-sale	—	(25,608)	—
Other−write-down	—	—	(43)
Balance, end of year	$—	$32,380	$77,936

Accumulated Depreciation
Balance, beginning of year	$2,602	$2,550	$699

Additions:
Depreciation expense	433	1,049	1,851
	433	1,049	1,851
Deductions:
Sales	(3,035)	(997)	—
Balance, end of year	$—	$2,602	$2,550

(Back to Index)

SCHEDULE IV
Resource Capital Corp.
Mortgage Loans on Real Estate
As of December 31, 2014
(Dollars in thousands)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (1)	Prior Liens (2)	Face Amount of Loans (3)		Net Carrying Amount of Loans
Whole Loans:
Borrower A	Multi-Family/Houston, TX	LIBOR FLOOR 0.25% + 4.50%	7/5/2017	I/O	—	$63,075		$62,578
Borrower B	Multi-Family/Tempe, AZ	LIBOR 0.75% + 4.25%	4/5/2017	I/O	—	45,750		45,488
Borrower C	Multi-Family/Houston, TX	LIBOR FLOOR 0.25% + 5.55%	11/5/2017	I/O	—	43,974		43,583
All other Whole Loans individually less than 3%						$1,118,323		$1,111,942
Total Whole Loans						$1,271,122		$1,263,591

Mezzanine Loans:
n/a	n/a	n/a	n/a	n/a
All Other Mezzanine Loans individually less than 3%						$67,446		$67,367
Total Mezzanine Loans						$67,446		$67,367

B Notes:
n/a	n/a	n/a	n/a	n/a
All Other B Notes individually less than 3%						$16,119		$16,072
Total B Notes						$16,119		$16,072
Total Commercial Real Estate Loans						$1,354,687	(4)	$1,347,030	(5)

Residential Mortgage Loans:
n/a	n/a	n/a	n/a	n/a
All other Residential Mortgage Loans individually less than 3%						$114,238		$114,238
Total Residential Mortgage Loans						$114,238		$114,238

Explanatory Notes:

(1)	IO = interest only

(2)	Represents only Third Party Liens.

(3)	Does not includ unfunded commitments.

(4)	All loans are current with respect to principal and interest payments.

(5)
The net carrying amount of loans includes an allowance for loan loss of $4.0 million at December 31, 2014 allocated to as follows: Whole Loans $3.8 million, Mezzanine Loans $231,000, and B Notes $55,000.