Form 10-Q
period 2015-03-31
Resource Capital Corp.
filed 2015-05-11
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on May 6, 2015 was 134,169,500 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$217,361	$79,905
Restricted cash	26,768	122,138
Investment securities, trading	29,770	20,786
Investment securities available-for-sale, pledged as collateral, at fair value	161,971	197,800
Investment securities available-for-sale, at fair value	122,099	77,920
Linked transactions, net at fair value	—	15,367
Loans held for sale	248,254	111,736
Property held for sale	180	180
Loans, pledged as collateral and net of allowances of $7.4 million and $4.6 million	1,960,250	1,925,980
Loans receivable–related party	1,229	1,277
Investments in unconsolidated entities	55,488	59,827
Derivatives, at fair value	14,036	5,304
Interest receivable	18,111	16,260
Deferred tax asset, net	12,579	12,634
Principal paydown receivable	26,906	40,920
Direct financing leases	1,951	2,109
Intangible assets	9,229	9,736
Prepaid expenses	4,263	4,196
Other assets	22,761	24,604
Total assets	$2,933,206	$2,728,679
LIABILITIES (2)
Borrowings	$1,924,598	$1,716,871
Distribution payable	25,521	30,592
Accrued interest expense	5,437	2,123
Derivatives, at fair value	8,860	8,476
Accrued tax liability	6,982	9,219
Accounts payable and other liabilities	13,091	9,287
Total liabilities	1,984,489	1,776,568
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 1,069,016 and 1,069,016 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share 5,740,479 and 5,601,146 shares issued and outstanding	6	6
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 500,000,000 shares authorized; 134,158,805 and 132,975,177 shares issued and outstanding (including 2,800,324 and 2,023,639 unvested restricted shares)	134	133
Additional paid-in capital	1,253,556	1,245,245
Accumulated other comprehensive income (loss)	5,376	6,043
Distributions in excess of earnings	(327,952)	(315,910)
Total stockholders’ equity	931,126	935,523
Non-controlling interests	17,591	16,588
Total equity	948,717	952,111
TOTAL LIABILITIES AND EQUITY	$2,933,206	$2,728,679

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
(1) Assets of consolidated Variable Interest Entities ("VIEs") included in the total assets above:
Cash and cash equivalents	$133	$25
Restricted cash	25,262	121,247
Investment securities available-for-sale, pledged as collateral, at fair value	94,658	119,203
Loans held for sale	73,892	282
Loans, pledged as collateral and net of allowances of $4.2 million and $3.3 million	1,445,136	1,261,137
Interest receivable	9,895	8,941
Prepaid expenses	193	221
Principal paydown receivable	26,700	25,767
Other assets	(742)	(12)
Total assets of consolidated VIEs	$1,675,127	$1,536,811

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Borrowings	$1,170,687	$1,046,494
Accrued interest expense	1,329	1,000
Derivatives, at fair value	7,305	8,439
Unsettled loan purchases	—	(529)
Accounts payable and other liabilities	56	(386)
Total liabilities of consolidated VIEs	$1,179,377	$1,055,018

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
REVENUES
Interest income:
Loans	$32,663	$20,229
Securities	4,052	4,004
Leases	95	—
Interest income − other	832	2,852
Total interest income	37,642	27,085
Interest expense	14,902	9,628
Net interest income	22,740	17,457
Rental income	—	5,152
Dividend income	16	136
Fee income	1,605	2,500
Total revenues	24,361	25,245
OPERATING EXPENSES
Management fees − related party	3,560	3,080
Equity compensation − related party	995	1,667
Rental operating expense	6	3,396
Lease operating	23	—
General and administrative - Corporate	4,783	2,840
General and administrative - PCM	7,079	3,426
Depreciation and amortization	565	836
Impairment losses	59	—
Provision (recovery) for loan losses	3,990	(3,960)
Total operating expenses	21,060	11,285

	3,301	13,960
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated subsidiaries	706	2,014
Net realized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	14,423	2,088
Net realized and unrealized gain (loss) on investment securities, trading	2,074	(1,560)
Unrealized gain (loss) and net interest income on linked transactions, net	235	2,305
(Loss) on reissuance/gain on extinguishment of debt	(900)	(69)
(Loss) gain on sale of real estate	(22)	—
Other income (expense)	—	(1,262)
Total other income (expense)	16,516	3,516

INCOME (LOSS) BEFORE TAXES	19,817	17,476
Income tax (expense) benefit	(1,847)	(16)
NET INCOME (LOSS)	17,970	17,460

Net (income) loss allocated to preferred shares	(6,091)	(2,400)

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

Net (income) loss allocable to non-controlling interest, net of taxes	(2,477)	56
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$9,402	$15,116
NET INCOME (LOSS) PER COMMON SHARE – BASIC	$0.07	$0.12
NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$0.07	$0.12
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − BASIC	131,256,909	125,616,537
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − DILUTED	132,304,417	126,667,614

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Net income	$17,970	$17,460
Other comprehensive income (loss):
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income	(6,258)	1,465
Unrealized gains (losses) on available-for-sale securities, net	3,123	(1,754)
Reclassification adjustments associated with unrealized gains (losses) from interest rate hedges included in net income	90	70
Unrealized gains on derivatives, net	1,142	387
Foreign currency translation adjustments	429	(196)
Total other comprehensive income (loss)	(1,474)	(28)
Comprehensive income (loss) before allocation to non-controlling interests and preferred shares	16,496	17,432
Unrealized (gains) losses on available-for-sale securities allocable to non-controlling interests	807	—
Net (income) loss allocable to non-controlling interests	(2,477)	56
Net (income) loss allocated to preferred shares	(6,091)	2,400
Comprehensive income allocable to common shares	$8,735	$19,888

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2015	132,975,177	$133	$1	$6	$5	$1,245,245	$6,043	$—	$(315,910)	$935,523	$16,588	$952,111
Proceeds from dividend reinvestment and stock purchase plan	22,085	—	—	—	—	106	—	—	—	106	—	106
Proceeds from issuance of preferred stock	—	—	—	—	—	3,113	—	—	—	3,113	—	3,113
Offering costs	—	—	—	—	—	(111)	—	—	—	(111)	—	(111)
Discount on 8% convertible senior notes	—	—	—	—	—	4,213	—	—	—	4,213	—	4,213
Stock based compensation	1,163,817	1	—	—	—	—	—	—	—	1	—	1
Amortization of stock based compensation	—	—	—	—	—	995	—	—	—	995	—	995
Purchase and retirement of shares	(1,003)	—	—	—	—	(5)	—	—	—	(5)	—	(5)
Forfeiture of unvested stock	(1,271)	—	—	—	—	—	—	—	—	—	—	—
Contributions, net of distributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	(667)	(667)
Net income	—	—	—	—	—	—	—	15,493	—	15,493	2,477	17,970
Preferred dividends	—	—	—	—	—	—	—	(6,091)	—	(6,091)	—	(6,091)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	(2,328)	—	—	(2,328)	(807)	(3,135)
Designated derivatives, fair value adjustment	—	—	—	—	—	—	1,232	—	—	1,232	—	1,232
Foreign currency translation adjustment	—	—	—	—	—	—	429	—	—	429	—	429
Distributions on common stock	—	—	—	—	—	—	—	(9,402)	(12,042)	(21,444)	—	(21,444)
Balance, March 31, 2015	134,158,805	$134	$1	$6	$5	$1,253,556	$5,376	$—	$(327,952)	$931,126	$17,591	$948,717

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,970	$17,460
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for (recovery of) loan losses	3,990	(3,960)
Depreciation	139	392
Amortization of intangible assets	507	444
Amortization of term facilities	115	534
Accretion (amortization) of net discounts (premiums) on loans held for investment	(338)	(574)
Accretion (amortization) of net discounts (premiums) on securities available-for-sale	837	(769)
Amortization (accretion) of discount (premium) on notes of securitization	463	434
Amortization of debt issuance costs on notes of securitizations	1,066	796
Amortization of stock-based compensation	995	1,667
Amortization (accretion) of terminated derivative instruments	67	70
Accretion (amortization) of interest-only available-for-sales securities	873	(137)
Deferred income tax (benefit) expense	(48)	(89)
Purchase of residential mortgage loans held for sale, net	(58,136)	(877)
Purchase of securities, trading	(16,268)	—
Principal payments on securities, trading	—	42
Proceeds from sales of securities, trading	8,095	—
Net realized and unrealized loss (gain) on investment securities, trading	(2,074)	1,560
Net realized (gain) loss on sales of investment securities available-for-sale and loans	(14,423)	(3,680)
Loss (gain) on the reissuance (extinguishment) of debt	900	69
Loss (gain) on sale of real estate	22	—
Settlement of derivative instruments	82	—
Net impairment losses recognized in earnings	59	—
Unrealized gain (loss) and net interest income on linked transactions, net	(235)	(1,763)
Equity in net (earnings) losses of unconsolidated subsidiaries	(706)	(2,014)
Changes in operating assets and liabilities, net of acquisitions	65,786	9,563
Net cash provided by (used in) operating activities	9,738	19,168

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	33,230	(12,849)
Acquisition of controlling interest in Moselle CLO S.A.	—	(30,433)
Purchase of securities available-for-sale	(4,000)	(48,321)
Principal payments on securities available-for-sale	37,860	17,325
Proceeds from sale of securities available-for-sale	7,113	12,314
Return of capital from (investment in) unconsolidated entity	4,391	5,650
Purchase of loans	(207,983)	(169,380)
Principal payments received on loans	91,294	90,948
Proceeds from sale of loans	16,922	15,974
Purchase of furniture and fixtures	—	(38)
Acquisition of property and equipment	(171)	(269)
Investment in loans - related parties	(903)	(285)
Principal payments received on loans – related parties	—	753
Net cash (used in) provided by investing activities	(22,247)	(118,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock (net of offering costs of $0 and $0)	—	245
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $0)	106	—
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $0 and $0)	—	4,440
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $111 and $565)	3,002	10,975
Repurchase of common stock	(5)	—
Proceeds from borrowings:
Repurchase agreements, net of repayments	—	75,877
CRE Securitization	282,127	—
Convertible Senior Notes	99,000	—
Senior Secured Revolving Credit Facility, net of repayments	21,500	—
Reissuance of debt	8,100	—
Payments on borrowings:
CRE Securitization	(161,713)	(59,668)
Repurchase agreements, net of borrowings	(64,812)	—
Payment of debt issuance costs	(6,639)	(8)
Settlement of derivative instruments	3,091	—
Distributions to subordinated note holders	—	(307)
Proceeds received from non-controlling interests	1,802	—
Distributions paid to non-controlling interests	(2,987)	—
Distributions paid on preferred stock	(6,044)	(2,159)
Distributions paid on common stock	(26,563)	(25,536)
Net cash provided by (used in) financing activities	$149,965	$3,859
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	137,456	(95,584)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,905	262,270
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$217,361	$166,686
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$9,378	$8,576
Income taxes paid in cash	$1,739	$1,774

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
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

◦
Resource Capital Corp. 2014-CRE2, Ltd. (“RCC 2014-CRE2”), a Cayman Islands limited liability company and QRS. RCC 2014-CRE2 was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

◦
Resource Capital Corp. 2015-CRE3, Ltd. (“RCC 2015-CRE3”), a Cayman Islands limited liability company and QRS. RCC 2015-CRE3 was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

•	RCC Commercial, Inc. (“RCC Commercial”) holds a 32.8% investment in Northport TRS, LLC (“Northport LLC”) and owns 100% of the equity of the following VIE:

◦
Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”).  Apidos CDO III was established to complete a CDO issuance secured by a portfolio of bank loans and asset-backed securities (“ABS”). On March 31, 2015, the Company issued a notice of redemption to Apidos CDO III's trustee to call the deal. As a result, all assets of Apidos CDO III have been classified as held for sale as of March 31, 2015.

•
RCC Commercial II, Inc. (“Commercial II”) holds structured notes, available-for-sale and investments in the subordinated notes of foreign, syndicated bank loan collateralized loan obligation ("CLO") vehicles.  Commercial II owns 100%, 68.3%, and 88.6% respectively, of the equity of the following VIEs:

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

◦
Moselle CLO S.A. ("Moselle CLO"), incorporated in Luxembourg, is a CLO issuer whose assets consist of European senior secured loans, U.S. senior secured loans, U.S. senior unsecured loans, U.S. second lien loans, European mezzanine loans, and a limited amount of synthetic securities and other eligible debt obligations. In December 2014, the Company liquidated Moselle CLO and, as a result, all of the assets were sold.

•	RCC Commercial III, Inc. (“Commercial III”) holds bank loan investments. Commercial III owns 90% of the equity of the following VIE:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

◦
Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and TRS.  Apidos CDO I was established to complete a CDO issuance secured by a portfolio of bank loans and ABS. In October 2014, the Company liquidated Apidos CLO I, and as a result, all of the assets were sold.

•
Resource TRS, Inc. (“Resource TRS”), a TRS directly owned by the Company, holds the Company’s equity investment in a leasing company and holds all of its investment securities, trading (through both direct and indirect investments in such securities). Resource TRS also owns equity in the following:

◦	Resource TRS, LLC, a Delaware limited liability company, which holds an 17.8% investment in Northport LLC.

◦
Northport LLC, a Delaware limited liability company, which holds bank loan investments and the Company's self-originated middle market loans. Resource TRS owns 49.4% of the equity in Northport LLC as of March 31, 2015. The remaining 32.8% of the equity is owned by RCC Commercial.

◦
Pelium Capital Partners, L.P., ("Pelium Capital") a Delaware limited partnership, which holds investment securities, trading. Resource TRS owns 71.8% of the equity in Pelium Capital as of March 31, 2015.

•
Resource TRS II, Inc. (“Resource TRS II”), a TRS directly owned by the Company, holds the Company’s management rights in bank loan CLOs not originated by the Company.  Resource TRS II owns 100% of the equity of the following VIE:

◦
Resource Capital Asset Management (“RCAM”), a domestic limited liability company, which is entitled to collect senior, subordinated, and incentive fees related to three CLO issuers to which it provides management services through CVC Credit Partners, LLC, formerly Apidos Capital Management ("ACM"), a subsidiary of CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”).  Resource America, Inc. owns a 33% interest in CVC Credit Partners, LLC, ("CVC Credit Partners").

•
Resource TRS III, Inc. (“Resource TRS III”), a TRS directly owned by the Company, held the Company’s interests in a bank loan CDO originated by the Company.  Resource TRS III owned 33% of the equity of the following VIE:

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

•	RSO EquityCo, LLC owns 10% of the equity of Apidos CDO I and 10% of the equity of Apidos CLO VIII.

•	Long Term Care Conversion, Inc. ("LTCC"), a TRS directly owned by the Company, is a Delaware corporation that owns 100% of the following entities:

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

◦
ZWH4, LLC ("ZAIS"), a Delaware limited liability company, owns an equity investment in the warehouse of ZAIS CLO 4, Limited, a Cayman Islands exempted limited liability company, that will be used to finance the purchase of syndicated bank loans.

•	RCC Residential, Inc. ("RCC Residential"), a TRS directly owned by the Company, is a Delaware corporation which owns 100% of the following entities:

◦	Primary Capital Mortgage, LLC ("PCM"), (formerly known as Primary Capital Advisors, LLC), a limited liability company that originates and services residential mortgage loans.

◦	RCM Global Manager, LLC ("RCM Global Manager"), a Delaware limited liability company, owns 53.2% of the following entity:

▪	RCM Global, LLC ("RCM Global"), a Delaware limited liability company, holds a portfolio of investment securities, available-for-sale.

▪	RCC Residential Portfolio, Inc. ("RCC Resi Portfolio"), a Delaware corporation directly owned by the Company, invests in residential mortgage-backed securities (“RMBS”).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

▪
RCC Residential Portfolio TRS, Inc. ("RCC Resi TRS"), a TRS directly owned by the Company, is a Delaware corporation which intends to hold strategic residential positions which cannot be held by RCC Resi Portfolio.

◦	RCC Residential Depositor, LLC ("RCC Resi Depositor"), a Delaware limited liability company, owns 100% of the following entity:

▪	RCC Opportunities Trust ("RCC Opp Trust"), a Delaware Statutory Trust, holds a portfolio of residential mortgage loans, available-for-sale.

◦	RCC Residential Acquisition, LLC ("RCC Resi Acquisition"), a Delaware limited liability company, purchases residential mortgage loans from PCM and transfers the assets to RCC Opp Trust.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company.
All inter-company transactions and balances have been eliminated.
Recent Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance that simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company has early adopted the provisions of this guidance. Note 12, Borrowings, reflects the presentation of debt issuance costs as prescribed by this accounting standards update. Adoption did not have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued guidance that requires an entity to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the effect of adoption.
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
MARCH 31, 2015
(unaudited)

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
In August 2014, the FASB issued guidance that provides for the election of a measurement alternative when a reporting entity determines that it is the primary beneficiary of a collateralized financing entity and, hence, is required to consolidate that collateralized financing entity. The measurement alternative allows a qualifying, consolidated collateralized financing entity to use the more observable of the fair value of the financial assets or the fair value of the financial liabilities adjusted by the carrying amount of non-financial assets, the fair value of any beneficial interests retained by the reporting entity (including those beneficial interest that represent compensation for services). Alternatively, if the measurement alternative is not elected for a qualifying, consolidated collateralized financing entity, this guidance requires that the financial assets and financial liabilities be measured in accordance with ASC Topic 820, and any difference in the fair value of the financial assets and the fair value of the financial liabilities would be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). This guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the effect of adoption.
In June 2014, the FASB issued guidance that changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement for repurchase arrangements. This amendment also requires additional disclosure for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The Company adopted this accounting standards update on January 1, 2015. Upon adoption, the Company unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements.
In April 2014, the FASB issued guidance that changes the requirements for reporting discontinued operations. The amendments in this update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections of the statement of financial position. The amendments in this update also require additional disclosures about discontinued operations and new disclosures for disposal transactions of individually significant components of an entity that do not meet the definition of a discontinued operation. Additionally, this guidance both permits and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. This guidance is effective for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the provisions of this guidance. Adoption did not have a material impact on the Company's consolidated financial statements.
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
Reclassifications
Certain reclassifications have been made to the 2014 consolidated financial statements to conform to the 2015 presentation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

NOTE 3 - VARIABLE INTEREST ENTITIES

The Company has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its securitizations in order to determine if they are variable interests in VIEs. The Company monitors these legal interests and, to the extent it has determined that it has a variable interest, analyzes the entity for potential consolidation. A VIE is required to be consolidated by its primary beneficiary. The Company will continually analyze entities in which it holds variable interests, including when there is a reconsideration event, to determine whether such entities are VIEs and whether such potential VIEs should be consolidated or deconsolidated. This analysis requires considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that otherwise would have been consolidated.
Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of twelve VIEs at March 31, 2015: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3, Moselle CLO and RCM Global, LLC. In performing the primary beneficiary analysis for Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3 and RCM Global, LLC, it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and who have the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related-party group. It was then determined that the Company was the party within that group that is more closely associated with each such VIE considering the design of the VIE, the principal-agency relationship between the Company and other members of the related-party group, and the relationship and significance of the activities of the VIE to the Company compared to the other members of the related-party group.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2 and RCC 2015-CRE3 were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager and CVC Credit Partners manage these entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
Moselle CLO was a European securitization in which the Company purchased a $30.4 million interest in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 subordinated Notes in February 2014. The CLO was managed by an independent third-party, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the CLO. Though neither the Company nor one of its related parties managed the CLO, due to certain unilateral kick-out rights within the collateral management agreement it was determined that the Company had the power to direct the activities that most significantly impacted the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impact Moselle CLO and a financial interest that was expected to absorb both positive and negative variability in the CLO that could potentially be significant, the Company was determined to be the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO. During the fourth quarter of 2014, the CLO began the liquidation process and all assets were sold as of March 31, 2015.
Whitney CLO I was a securitization in which the Company acquired rights to manage the collateral assets held by the entity in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see “— Unconsolidated VIEs – Resource Capital Asset Management,” below.

On July 9, 2014, RCC Residential, together with Resource America and certain Resource America employees, acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio is managed by Resource America. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global will be allocated the revenue/expenses of RCM Global in accordance with its or his membership interest. RCM Global was determined to be a VIE based on the equity holders' inability to direct the activities that are most significant to the entity. The Company was determined to be the primary beneficiary of RCM Global and, therefore, consolidated the entity. The Company's ownership interest was 53.2% as of March 31, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

In September 2014, the Company contributed $17.5 million of capital to Pelium Capital for an 80.4% interest. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company will receive 10% of the carried interest in the partnership for the first five years, which can increase to 20% if the Company's capital contributions aggregate $40.0 million. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, the Company does not have disproportionate voting rights and Pelium Capital's partners have all of the following characteristics (1) the power to direct the activities (2) the obligation to absorb losses and (3) the right to receive residual returns. However, Pelium Capital was consolidated as a result of the Company's majority ownership and the Company's unilateral kick-out rights. The non-controlling interest in Pelium Capital is owned by Resource America and outside investors. In February 2015, the Company made an additional capital contribution of $2.5 million. The Company's ownership interest in Pelium decreased to 71.8% as of March 31, 2015 as a result of additional outside investors investing in the fund.
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
The creditors of the Company’s twelve consolidated VIEs have no recourse to the general credit of the Company. However, in its capacity as manager, the Company has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize future cash flows from the CDO. For the three months ended March 31, 2015 and 2014, the Company has provided financial support of $0 and $539,000, respectively. The Company has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its consolidated VIEs.
The following table shows the classification and carrying value of assets and liabilities of the Company's consolidated VIEs as of March 31, 2015 (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	RREF 2006-1	RREF 2007-1	RCC CRE Notes 2013	RCC 2014-CRE2	RCC 2015-CRE3	Moselle	RCM Global, LLC	Total
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$133	$133
Restricted cash (1)	76	4,519	17,227	116	18	250	2,514	—	5	537	$—	25,262
Investment securities available-for-sale, pledged as collateral, at fair value	—	2,856	10,891	—	5,777	57,930	—	—	—	—	17,204	94,658
Loans, pledged as collateral	153	(79)	223,524	—	125,373	199,987	204,181	350,362	341,635	—	—	1,445,136
Loans held for sale	—	71,611	2,281	—	—	—	—	—	—	—	—	73,892
Interest receivable	—	433	744	—	2,485	2,081	1,081	1,377	1,285	—	409	9,895
Prepaid assets	—	15	40	—	47	48	43	—	—	—	—	193
Principal paydown receivable	—	—	—	—	—	5,775	20,925	—	—	—	—	26,700
Other Assets	—	—	—	—	—	—	—	9	—	—	(751)	(742)
Total assets (2)	$229	$79,355	$254,707	$116	$133,700	$266,071	$228,744	$351,748	$342,925	$537	$16,995	$1,675,127

LIABILITIES
Borrowings	$—	$67,028	$229,644	$—	$52,958	$131,717	$179,547	$231,662	$278,011	$120	$—	$1,170,687
Accrued interest expense	—	45	234	—	42	148	289	195	376	—	—	1,329
Derivatives, at fair value	—	—	—	—	608	6,697	—	—	—	—	—	7,305
Unsettled loan purchases	—	—	—	—	—	—	—	—	—	—	—	—
Accounts payable and other liabilities	—	33	13	—	4	1	—	—	3	—	2	56
Total liabilities	$—	$67,106	$229,891	$—	$53,612	$138,563	$179,836	$231,857	$278,390	$120	$2	$1,179,377

(1)    Includes $2.8 million available for reinvestment in certain of the securitizations.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
(3)    In October 2013, the Company liquidated Apidos CLO VIII and all of the assets were sold. However, the Company still owns its share of beneficial interests that caused it to consolidate it.
Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements as of March 31, 2015. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.
LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of Resource America, and LEAF Commercial Capital, Inc. (“LCC”), another subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC. At the time of investment, the Company’s investment in LCC was valued at $36.3 million based on a third-party valuation at that time.  During 2013, the Company entered into a third stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. The Company's fully-diluted interest in LCC assuming conversion was 28.4% at March 31, 2015. The Company’s investment in LCC was recorded at $39.5 million and $39.4 million as of March 31, 2015 and December 31, 2014, respectively. The Company determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 28.4% of the voting rights in the

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

entity. Furthermore, Eos holds consent rights with respect to significant LCC actions, including incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.
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
Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed bank loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $9.0 million and $9.4 million at March 31, 2015 and December 31, 2014, respectively. The Company recognized fee income of $965,000 and $1.7 million for the three months ended March 31, 2015 and 2014, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling financial interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, the Company purchased 66.6% of its preferred equity, which resulted in consolidation. Based upon that purchase, the Company determined that it had an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, the Company had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between the Company and the related party, the Company was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. The Company, therefore, consolidated Whitney CLO I. In May 2013, the Company purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of Whitney CLO I. In September 2013, the Company liquidated Whitney CLO I, and, as a result, all of the assets were sold.
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs as of March 31, 2015 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$39,469	$1,548	$—	$41,017	$41,017
Intangible assets	—	—	8,990	8,990	$8,990
Total assets	39,469	1,548	8,990	50,007

Borrowings	—	51,256	—	51,256	N/A
Total liabilities	—	51,256	—	51,256	N/A
Net asset (liability)	$39,469	$(49,708)	$8,990	$(1,249)	N/A
As of March 31, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is summarized for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Non-cash investing activities include the following:
Conversion of linked transaction assets to CMBS (1)	$48,605	$—

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$21,423	$25,663
Distributions on preferred stock declared but not paid	$6,116	$2,520
Issuance of restricted stock	$1,163	$640
Conversion of linked transaction liabilities to repurchase agreement borrowings (1)	$33,377	$—

(1)
As a result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions, resulting in non-cash increases in both its CMBS and related purchase borrowings balances.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

NOTE 5 - INVESTMENT SECURITIES, TRADING
The following table summarizes the Company's structured notes and RMBS that are classified as investment securities, trading and carried at fair value (in thousands). Structured notes are CLO debt securities collateralized by syndicated bank loans, and RMBS is a type of mortgage-backed debt obligation whose cash flows come from residential debt.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2015:
Structured notes	$30,308	$2,063	$(2,601)	$29,770
RMBS	1,896	—	(1,896)	—
Total	$32,204	$2,063	$(4,497)	$29,770

As of December 31, 2014:
Structured notes	$22,876	$1,098	$(3,188)	$20,786
RMBS	1,896	—	(1,896)	—
Total	$24,772	$1,098	$(5,084)	$20,786
The Company sold twelve securities during the three months ended March 31, 2015, for a net realized gain of approximately $432,000. The Company held 45 and 37 investment securities, trading as of March 31, 2015 and December 31, 2014, respectively.
NOTE 6 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2015:
CMBS	$188,052	$6,450	$(734)	$193,768
RMBS	28,964	1,192	—	30,156
ABS	45,889	12,233	(387)	57,735
Corporate bonds	2,417	14	(20)	2,411
Total	$265,322	$19,889	$(1,141)	$284,070

As of December 31, 2014:
CMBS	$168,669	$4,938	$(3,202)	$170,405
RMBS	29,814	937	—	30,751
ABS	55,617	16,876	(336)	72,157
Corporate bonds	2,415	10	(18)	2,407
Total	$256,515	$22,761	$(3,556)	$275,720

(1)	As of March 31, 2015 and December 31, 2014, $162.0 million and $197.8 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following table summarizes the estimated maturities of the Company’s CMBS, RMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
As of March 31, 2015:
Less than one year	$84,119	(1)	$82,983	4.97%
Greater than one year and less than five years	125,176		113,882	8.34%
Greater than five years and less than ten years	16,808		14,358	10.86%
Greater than ten years	57,967		54,099	6.50%
Total	$284,070		$265,322	7.12%

As of December 31, 2014:
Less than one year	$78,095	(1)	$79,649	4.13%
Greater than one year and less than five years	115,302		100,909	4.64%
Greater than five years and less than ten years	20,177		17,516	16.45%
Greater than ten years	62,146		58,441	7.86%
Total	$275,720		$256,515	6.08%

(1)	The Company expects that the maturity dates of these CMBS and ABS will either be extended or that they will be paid in full.
At March 31, 2015, the contractual maturities of the CMBS investment securities available-for-sale range from May 2015 to December 2022.  The contractual maturity date of RMBS investment securities available-for-sale is June 2029. The contractual maturities of the ABS investment securities available-for-sale range from May 2015 to October 2050. The contractual maturities of the corporate bond investment securities available-for-sale range from May 2016 to December 2019.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
As of March 31, 2015:
CMBS	$25,380	$(220)	19	$16,396	$(514)	12	$41,776	$(734)	31
ABS	197	(1)	1	1,388	(386)	9	1,585	(387)	10
Corporate bonds	1,447	(20)	1	—	—	—	1,447	(20)	1
Total temporarily impaired securities	$27,024	$(241)	21	$17,784	$(900)	21	$44,808	$(1,141)	42

As of December 31, 2014:
CMBS	$35,860	$(555)	22	$25,583	$(2,647)	13	$61,443	$(3,202)	35
ABS	1,000	(278)	8	958	(58)	3	1,958	(336)	11
Corporate bonds	1,447	(18)	1	—	—	—	1,447	(18)	1
Total temporarily impaired securities	$38,307	$(851)	31	$26,541	$(2,705)	16	$64,848	$(3,556)	47
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

During the three months ended March 31, 2015 and 2014, the Company did not recognize any other-than-temporary impairment on its investment securities available-for-sale.
The following table summarizes the Company's sales of investment securities available-for-sale (in thousands, except number of securities):

	For the Three Months Ended
	Positions Sold	Par Amount Sold	Realized Gain (Loss)
March 31, 2015
ABS	4	$9,411	$2,669

March 31, 2014
CMBS	3	$12,500	$(298)
The amounts above do not include redemptions. During the three months ended March 31, 2015, the Company did not redeem any corporate bond positions. During the three months ended March 31, 2014, the Company had one corporate bond position redeemed with a total par of $630,000, and recognized a loss of approximately $1,000. In addition, during the three months ended March 31, 2015, the Company redeemed two ABS positions with a total par value of $2.5 million, and recognized a gain of $3.6 million. During the three months ended March 31, 2014, the Company had one ABS position redeemed with a total par of $2.5 million, and recognized a gain of $26,000.

NOTE 7 - LOANS
The following is a summary of the Company’s loans (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Loan Description	Principal	Unamortized (Discount) Premium, net (1)	Carrying Value (2)
As of March 31, 2015:
Commercial real estate loans:
Whole loans	$1,370,303	$(7,921)	$1,362,382
B notes	16,070	(39)	16,031
Mezzanine loans	67,535	(64)	67,471
Total commercial real estate loans	1,453,908	(8,024)	1,445,884
Bank loans	225,216	(899)	224,317
Middle market loans	295,478	(685)	294,793
Residential mortgage loans, held for investment	2,641	—	2,641
Subtotal loans before allowances	1,977,243	(9,608)	1,967,635
Allowance for loan loss	(7,385)	—	(7,385)
Total loans held for investment, net of allowances	1,969,858	(9,608)	1,960,250
Bank loans held for sale	73,892	—	73,892
Residential mortgage loans held for sale, at fair value (3)	174,559	(197)	174,362
Total loans held for sale	248,451	(197)	248,254
Total loans, net	$2,218,309	$(9,805)	$2,208,504

As of December 31, 2014:
Commercial real estate loans:
Whole loans	$1,271,121	$(7,529)	$1,263,592
B notes	16,120	(48)	16,072
Mezzanine loans	67,446	(80)	67,366
Total commercial real estate loans	1,354,687	(7,657)	1,347,030
Bank loans	332,058	(1,410)	330,648
Middle market loans	250,859	(746)	250,113
Residential mortgage loans, held for investment	2,802	—	2,802
Subtotal loans before allowances	1,940,406	(9,813)	1,930,593
Allowance for loan loss	(4,613)	—	(4,613)
Total loans held for investment, net of allowances	1,935,793	(9,813)	1,925,980
Bank loans held for sale	282	—	282
Residential mortgage loans held for sale, at fair value (3)	111,454	—	111,454
Total loans held for sale	111,736	—	111,736
Total loans, net	$2,047,529	$(9,813)	$2,037,716

(1)
Amounts include deferred amendment fees of $110,000 and $88,000 and deferred upfront fees of $68,000 and $82,000 being amortized over the life of the bank loans as of March 31, 2015 and December 31, 2014, respectively.  Amounts also include loan origination fees of $8.0 million and $7.6 million as of March 31, 2015 and December 31, 2014, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2015 and December 31, 2014, respectively.

(3)
Residential mortgage loans held for sale, at fair value, consisted of $58.3 million and $116.1 million of agency-conforming and jumbo mortgage loans, respectively, as of March 31, 2015. Residential mortgage loans held for sale, at fair value, consisted of $28.9 million and $82.6 million of agency-conforming and jumbo mortgage loans, respectively, as of December 31, 2014. Unamortized discount includes an unrealized mark to market loss of $197,000 as of March 31, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following is a summary of the Company’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates(3)
As of March 31, 2015:
Whole loans, floating rate (1) (4) (5)	74	$1,362,382	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,031	8.68%	April 2016
Mezzanine loans, floating rate	1	12,659	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	54,812	0.50% to 18.71%	January 2016 to September 2019
Total (2)	79	$1,445,884

As of December 31, 2014:
Whole loans, floating rate(1) (4) (5)	73	$1,263,592	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,072	8.68%	April 2016
Mezzanine loans, floating rate	1	12,558	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	54,808	0.50% to 18.71%	January 2016 to September 2019
Total (2)	78	$1,347,030

(1)
Whole loans had $96.8 million and $105.1 million in unfunded loan commitments as of March 31, 2015 and December 31, 2014, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $4.0 million and $4.0 million as of March 31, 2015 and December 31, 2014, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Floating rate loans include two whole loans with a combined $12.0 million mezzanine component that have fixed rates of 12.0%, and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15.0%, as of March 31, 2015 and December 31, 2014.

(5)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of March 31, 2015 and December 31, 2014.

(6)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following is a summary of the weighted average maturity of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2015	2016	2017 and Thereafter	Total
As of March 31, 2015
B notes	$—	$16,031	$—	$16,031
Mezzanine loans	—	16,739	50,732	67,471
Whole loans	—	27,678	1,334,704	1,362,382
Total (1)	$—	$60,448	$1,385,436	$1,445,884

As of December 31, 2014:	2015	2016	2017 and Thereafter	Total
B notes	$—	$16,072	$—	$16,072
Mezzanine loans	—	16,736	50,630	67,366
Whole loans	—	27,665	1,235,927	1,263,592
Total (1)	$—	$60,473	$1,286,557	$1,347,030

(1)	Weighted average maturity of commercial real estate loans assumes full exercise of extension options available to borrowers.
At March 31, 2015, the Company’s bank loan portfolio consisted of $298.2 million (net of allowance of $720,000) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.50% and the three month LIBOR plus 8.75% with maturity dates ranging from April 2015 to February 2024.
At December 31, 2014, the Company’s bank loan portfolio consisted of $330.4 million (net of allowance of $570,000) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.25% and the three month LIBOR plus 8.75% with maturity dates ranging from January 2015 to February 2024.
The following is a summary of the weighted average maturity of the Company’s bank loans, at amortized cost and loans held-for-sale, at the lower of cost or market (in thousands):

	March 31, 2015	December 31, 2014
Less than one year	$1,625	$7,829
Greater than one year and less than five years	282,658	274,332
Five years or greater	13,926	48,769
	$298,209	$330,930
At March 31, 2015, the Company’s middle market loan portfolio consisted of $292.3 million (net of allowance of $2.5 million) of floating rate loans, which bear interest ranging between the one or three month LIBOR plus 5.50% and one or three month LIBOR plus 11.75% with maturity dates ranging from December 2016 to November 2022.
At December 31, 2014, the Company’s middle market loan portfolio consisted of $250.1 million of floating rate loans, which bore interest ranging between the three month LIBOR plus 5.50% and the three month LIBOR plus 9.25% with maturity dates ranging from December 2016 to November 2022.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following is a summary of the weighted average maturity of the Company’s middle market loans, at amortized cost (in thousands):

	March 31, 2015	December 31, 2014
Less than one year	$—	$—
Greater than one year and less than five years	158,183	132,353
Five years or greater	136,610	117,760
	$294,793	$250,113

The following is a summary of the allocation of the allowance for loan loss with respect to the Company's loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
As of March 31, 2015:
B notes	$22	0.30%
Mezzanine loans	98	1.33%
Whole loans	3,923	53.12%
Bank loans	720	9.75%
Middle market loans	2,512	34.01%
Residential mortgage loans	110	1.49%
Total	$7,385

As of December 31, 2014:
B notes	$55	1.19%
Mezzanine loans	230	4.99%
Whole loans	3,758	81.47%
Bank loans	570	12.36%
Total	$4,613
Principal paydown receivables represent the portion of the Company's loan portfolio for which indication has been provided through its various servicers, trustees, or its asset management group that a payoff or paydown of a loan has been received but which, as of period end, the Company has not received and applied such cash to the outstanding loan balance. At March 31, 2015, principal paydown receivables relating to the Company's commercial real estate loan portfolio totaled $26.9 million, the entirety of which the Company received in cash during April 2015.
At March 31, 2015 and December 31, 2014, approximately 26.9% and 27.4%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in California; approximately 6.8% and 7.3%, respectively, in Arizona, and approximately 26.5% and 27.3%, respectively, in Texas. At March 31, 2015 and December 31, 2014, approximately 16.7% and 17.5%, respectively, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare. At March 31, 2015 and December 31, 2014, approximately 11.5% and 13.1%, respectively, of the Company's middle market loan portfolio was concentrated in the collective industry grouping of hotels, motels, inns, and gaming and 10.3% and 13.7%, respectively, of the Company's middle market loan portfolio was concentrated in the collective industry grouping of personal, food and miscellaneous service. During the quarter ended March 31, 2015, approximately 44.0% of the Company's residential mortgage loans were originated in Georgia, 12.0% in Utah, 9.0% in Virgina, 5.0% in Maryland, and 5.0% in North Carolina. At December 31, 2014 approximately 56.0% of the Company's residential mortgage loans were originated in Georgia, 8.0% in Utah, 7.0% in Virginia, 5.0% in Alabama, and 4.0% in Tennessee.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table shows the Company's investments in unconsolidated entities as of March 31, 2015 and December 31, 2014 and equity in net earnings (losses) of unconsolidated subsidiaries for the three months ended March 31, 2015 and 2014 (in thousands):

				Equity in Net Earnings (Losses) of Unconsolidated subsidiaries
		Balance as of	Balance as of	For the three months ended	For the three months ended
	Ownership %	March 31, 2015	December 31, 2014	March 31, 2015	March 31, 2014
Varde Investment Partners, L.P	7.5%	$654	$654	$—	$(1)
RRE VIP Borrower, LLC (1)	3% to 5%	—	—	46	866
Investment in LCC Preferred Stock	28.4%	39,469	39,416	52	(594)
Investment in CVC Global Credit Opportunities Fund	20.6%	13,817	18,209	608	834
Investment in Life Care Funding (2)	50.2%	—	—	—	(75)
Investment in School Lane House (1)		—	—	—	984
Subtotal		53,940	58,279	706	2,014
Investment in RCT I and II (3)	3%	1,548	1,548	593	589
Investment in Preferred Equity (1) (4)		—	—	—	1,228
Total		$55,488	$59,827	$1,299	$3,831

(1)	Investment in School Lane House, Investment in RRE VIP Borrower and the Investment in Preferred Equity were sold or repaid as of December 31, 2014.

(2)
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. In February 2014, the Company invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014. Ownership percentage represents ownership after consolidation.

(3)	For the three months ended March 31, 2015 and 2014, these amounts are recorded in interest expense on the Company's consolidated statements of income.

(4)	For the three months ended March 31, 2014, these amounts are recorded in interest income on loans on the Company's consolidated statements of income.
NOTE 9 - FINANCING RECEIVABLES
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of March 31, 2015:
Allowance for Loan Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$4,613
Provision (recovery) for loan losses	—	1,415	2,566	197	(188)	3,990
Loans charged-off	—	(1,265)	(54)	(197)	188	(1,328)
Recoveries	—	—	—	110	—	110
Allowance for losses at March 31, 2015	$4,043	$720	$2,512	$110	$—	$7,385
Ending balance:
Individually evaluated for impairment	$2,202	$86	$2,512	$—	$—	$4,800
Collectively evaluated for impairment	$1,841	$634	$—	$110	$—	$2,585
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance: (1)
Individually evaluated for impairment	$166,180	$215	$294,793	$—	$1,229	$462,417
Collectively evaluated for impairment	$1,279,704	$297,994	$—	$2,641	$—	$1,580,339
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2014:
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$—	$13,807
Provision for loan losses	(3,758)	4,173	92	—	1,297	1,804
Loans charged-off	(2,615)	(6,994)	(92)	—	(1,297)	(10,998)
Allowance for losses at December 31, 2014	$4,043	$570	$—	$—	$—	$4,613
Ending balance:
Individually evaluated for impairment	$—	$570	$—	$—	$—	$570
Collectively evaluated for impairment	$4,043	$—	$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance: (1)
Individually evaluated for impairment	$166,180	$1,350	$250,113	$—	$1,277	$418,920
Collectively evaluated for impairment	$1,180,850	$329,580	$—	$2,802	$—	$1,513,232
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

(1)	Loan balances as of March 31, 2015 and December 31, 2014 include loans held for sale.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2015:
Bank loans	$200,966	$16,081	$5,257	$1,798	$215	$73,892	$298,209

As of December 31, 2014:
Bank loans	$291,214	$32,660	$5,424	$—	$1,350	$282	$330,930
All of the Company’s bank loans were performing with the exception of one loan with an amortized cost of $215,000 as of March 31, 2015. As of December 31, 2014, all of the Company's bank loans were performing with the exception of two loans with an amortized cost of $1.4 million, one of which defaulted as of March 31, 2014 and the other of which defaulted as of September 30, 2014.
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
Credit risk profiles of middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2015:
Middle market loans	$—	$284,937	$4,900	$—	$4,956	$—	$294,793

As of December 31, 2014:
Middle market loans	$—	$240,245	$9,868	$—	$—	$—	$250,113
All of the Company’s middle market loans were performing as of March 31, 2015 and December 31, 2014.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of March 31, 2015
Whole loans	$1,329,882	$32,500	$—	$—	$—	$1,362,382
B notes	16,031	—	—	—	—	16,031
Mezzanine loans	45,417	22,054	—	—	—	67,471
	$1,391,330	$54,554	$—	$—	$—	$1,445,884

As of December 31, 2014:
Whole loans	$1,231,092	$32,500	$—	$—	$—	$1,263,592
B notes	16,072	—	—	—	—	16,072
Mezzanine loans	45,432	21,934	—	—	—	67,366
	$1,292,596	$54,434	$—	$—	$—	$1,347,030
All of the Company’s commercial real estate loans were current as of March 31, 2015 and December 31, 2014.
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
During the first quarter of 2015, The Company recorded a recovery of loan losses in the amount of $110,000 related to two loans at par for which it had previously recognized a provision for loan losses.
Loans Receivable - Related Party
The Company did not record an allowance for loan loss on any related-party loans during the three months ended March 31, 2015. During the year ended December 31, 2014, the Company recorded a provision for loan losses on one related-party loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the Company's books in lieu of cash settlement of the loan receivable.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of March 31, 2015:
Whole loans	$—	$—	$—	$—	$1,362,382	$1,362,382	$—
B notes	—	—	—	—	16,031	16,031	—
Mezzanine loans	—	—	—	—	67,471	67,471	—
Bank loans (1)	—	—	215	215	297,994	298,209	—
Middle market loans	—	—	—	—	294,793	294,793	—
Residential mortgage loans (2)	420	—	88	508	176,692	177,200	—
Loans receivable- related party	—	—	—	—	1,229	1,229	—
Total loans	$420	$—	$303	$723	$2,216,592	$2,217,315	$—

As of December 31, 2014:
Whole loans	$—	$—	$—	$—	$1,263,592	$1,263,592	$—
B notes	—	—	—	—	16,072	16,072	—
Mezzanine loans	—	—	—	—	67,366	67,366	—
Bank loans (1)	—	—	1,350	1,350	329,580	330,930	—
Middle market loans	—	—	—	—	250,113	250,113	—
Residential mortgage loans (2)	443	82	119	644	113,612	114,256	—
Loans receivable- related party	—	—	—	—	1,277	1,277	—
Total loans	$443	$82	$1,469	$1,994	$2,041,612	$2,043,606	$—

(1)	Contains $73.9 million and $282,000 of bank loans held for sale at March 31, 2015 and December 31, 2014, respectively.

(2)	Contains $174.6 million and $111.5 million of residential mortgage loans held for sale at March 31, 2015 and December 31, 2014, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of March 31, 2015:
Loans without a specific valuation allowance:
Whole loans	$128,108	$128,108	$—	$130,445	$13,617
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$3,186
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,641	$2,641	$—	$2,641	$21
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$215	$215	$(86)	$—	$—
Middle market loans	$4,956	$4,956	$(2,512)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$128,108	$128,108	$—	$130,445	$13,617
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	3,186
Bank loans	215	215	(86)	—	—
Middle market loans	4,956	4,956	(2,512)	—	—
Residential mortgage loans	2,641	2,641	—	2,641	21
Loans receivable - related party	—	—	—	—	—
	$173,992	$173,992	$(2,598)	$171,158	$16,824

As of December 31, 2014:
Loans without a specific valuation allowance:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$2,859
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,082	$2,082	$—	$2,082	$148
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,350	$1,350	$(570)	$—	$—
Middle market loans	$—	$—	$—	$—	$—

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	2,859
Bank loans	1,350	1,350	(570)	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	2,082	2,082	—	2,082	148
Loans receivable - related party	—	—	—	—	—
	$169,612	$169,612	$(570)	$170,599	$15,686
Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended March 31, 2015:
Whole loans	2	$67,459	$67,459
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	2	$67,459	$67,459

The Company had no troubled-debt restructurings during the three months ended March 31, 2014. As of March 31, 2015 and 2014, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted.
NOTE 10 - BUSINESS COMBINATIONS
On February 27, 2014, the Company made an additional capital contribution to LCF which gave the Company majority ownership at 50.2%. As a result, the Company began consolidating the LCF joint venture. The joint venture was established for the purpose of originating and acquiring life settlement contracts through a financing facility.
The Company engaged a third party expert to assist in determining the fair values of the assets and liabilities assumed on this investment. Based on the final valuation, which determined an enterprise value of LCF of approximately $4.1 million, and in accordance with FASB ASC Topic 805, the Company confirmed that no further adjustments are necessary.
NOTE 11 - INTANGIBLE ASSETS
For the three months ended March 31, 2015, the Company recorded amortization expense of $507,000. The Company expects to record amortization expense on intangible assets of approximately $2.0 million for the year ending December 31, 2015, $1.8 million for the year ending December 31, 2016, $1.8 million for the year ending December 31, 2017, $1.6 million for the year ending 2018, and $1.0 million for the year ending December 31, 2019.  The weighted average amortization period was 6.4 years and 6.6 years at March 31, 2015 and December 31, 2014, respectively.
The following table summarizes intangible assets (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

	Asset Balance	Accumulated Amortization	Net Asset
As of March 31, 2015:
Investment in RCAM	$21,213	$(12,223)	$8,990
Investments in PCM:
Wholesale or correspondent relationships	600	(361)	239
Total intangible assets	$21,813	$(12,584)	$9,229

As of December 31, 2014:
Investment in RCAM	$21,213	$(11,779)	$9,434
Investments in PCM:
Wholesale or correspondent relationships	600	(298)	302
Total intangible assets	$21,813	$(12,077)	$9,736
For the three months ended March 31, 2015 and 2014, the Company recognized $965,000 and $1.7 million, respectively, of fee income related to the investment in RCAM.
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
The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights (“MSRs”) and loans held for sale.  The total servicing portfolio was $1.2 billion and $894.8 million as of March 31, 2015 and December 31, 2014.  MSRs recorded in the Company's consolidated balance sheets are related to the capitalized servicing portfolio and are created through the sale of originated loans.
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of (in thousands):

	March 31, 2015	December 31, 2014
Balance, beginning of period	$894,767	$433,153
Additions	212,390	519,915
Payoffs, sales and curtailments	53,151	(58,301)
Balance, end of period	$1,160,308	$894,767
The activity in capitalized MSRs is recorded in other assets and consists of the followings (in thousands):

	March 31, 2015	December 31, 2014
Balance, beginning of period	$9,374	$4,885
Amortization	(825)	(1,957)
Additions	2,936	6,446
Sales	—	—
Balance, end of period	11,485	9,374
Temporary fair value adjustment	(1,050)	—
Balance, end of period	$10,435	$9,374

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The Company expects to recognize amortization related to its mortgage servicing rights portfolio in the amount of $2.0 million for the year ending December 31, 2015, $2.0 million for the year ending December 31, 2016, $1.8 million for the year ending December 31, 2017, $1.7 million for the year ending December 31, 2018, and $1.1 million for the year ending December 31, 2019. The weighted average amortization period was 1.3 years and 1.4 years at March 31, 2015 and December 31, 2014, respectively.

The value of MSRs is driven by the net positive, or in some cases net negative, cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within fee income as follows (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Servicing fees from capitalized portfolio	$551	$308
Late fees	$23	$22
Other ancillary servicing revenue	$3	$4

NOTE 12 - BORROWINGS
The Company historically has financed the acquisition of its investments, including investment securities and loans , through the use of secured and unsecured borrowings in the form of securitized notes, repurchase agreements, secured term facilities, warehouse facilities, convertible senior notes, senior secured revolving credit agreements and trust preferred securities issuances.  Certain information with respect to the Company’s borrowings is summarized in the following table (in thousands, except percentages):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of March 31, 2015:
RREF CDO 2006-1 Senior Notes	$52,957	$—	$52,957	2.31%	31.4 years	$130,727
RREF CDO 2007-1 Senior Notes	131,780	63	131,717	1.14%	31.5 years	258,175
RCC CRE Notes 2013 Senior Notes	182,040	2,493	179,547	2.28%	13.7 years	205,386
RCC 2014-CRE2 Senior Notes	235,344	3,682	231,662	1.47%	17.1 years	349,063
RCC 2015-CRE3 Senior Notes	282,127	4,116	278,011	2.07%	17.0 years	339,654
Apidos CDO III Senior Notes	67,028	—	67,028	1.28%	5.5 years	78,957
Apidos Cinco CDO Senior Notes	229,716	72	229,644	0.87%	5.1 years	252,826
Moselle CLO S.A. Securitized Borrowings, at fair value (1)	120	—	120	N/A	N/A	537
Unsecured Junior Subordinated Debentures (2)	51,548	292	51,256	4.21%	21.6 years	—
6.0% Convertible Senior Notes	115,000	6,182	108,818	6.00%	3.7 years	—
8.0% Convertible Senior Notes	100,000	7,052	92,948	8.00%	4.8 years	—
CRE - Term Repurchase Facilities (3)	93,734	1,583	92,151	2.21%	18 days	135,951
CMBS - Term Repurchase Facility (4)	29,391	—	29,391	1.37%	18 days	35,977
Residential Investments - Term Repurchase Facility	104,547	125	104,422	2.43%	25 days	121,472
Residential Mortgage Financing Agreements	74,648	—	74,648	2.78%	130 days	95,479
CMBS - Short Term Repurchase Agreements (5)	67,785	—	67,785	1.63%	18 days	94,857
Senior Secured Revolving Credit Agreement	135,000	2,507	132,493	2.68%	2.5 years	292,453
Total	$1,952,765	$28,167	$1,924,598	2.46%	10.8 years	$2,391,514

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2014:
RREF CDO 2006-1 Senior Notes	$61,423	$—	$61,423	2.12%	31.6 years	$139,242
RREF CDO 2007-1 Senior Notes	130,340	133	130,207	1.19%	31.8 years	271,423
RCC CRE Notes 2013 Senior Notes	226,840	2,683	224,157	2.11%	14.0 years	249,983
RCC 2014-CRE2 Senior Notes	235,344	3,687	231,657	1.45%	17.3 years	346,585
Apidos CDO III Senior Notes	74,646	—	74,646	1.18%	5.7 years	85,553
Apidos Cinco CDO Senior Notes	255,664	201	255,463	0.81%	5.4 years	272,512
Moselle CLO S.A. Senior Notes, at fair value (6)	63,321	—	63,321	1.49%	5.0 years	93,576
Moselle CLO S.A. Securitized Borrowings, at fair value (1)	5,619	—	5,619	1.49%	5.0 years	—
Unsecured Junior Subordinated Debentures (2)	51,548	343	51,205	4.19%	21.8 years	—
6.0% Convertible Senior Notes	115,000	6,626	108,374	6.00%	3.9 years	—
CRE - Term Repurchase Facilities (3)	207,640	1,958	205,682	2.43%	20 days	297,571
CMBS - Term Repurchase Facility (4)	24,967	—	24,967	1.35%	20 days	30,180
Residential Investments - Term Repurchase Facility (6)	22,248	36	22,212	1.16%	1 day	27,885
Residential Mortgage Financing Agreements (7)	102,576	—	102,576	2.78%	207 days	147,472
CMBS - Short Term Repurchase Agreements (5)	44,225	—	44,225	1.63%	17 days	62,446
Senior Secured Revolving Credit Agreement	113,500	2,363	111,137	2.66%	2.7 years	262,687
Total	$1,734,901	$18,030	$1,716,871	2.09%	10.0 years	$2,287,115

(1)	The securitized borrowings were collateralized by the same assets as the Moselle CLO Senior Notes.

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(3)	Amounts also include accrued interest expense of $75,000 and $198,000 related to CRE repurchase facilities as of March 31, 2015 and December 31, 2014, respectively.

(4)
Amounts also include accrued interest expense of $13,000 and $12,000 related to CMBS repurchase facilities as of March 31, 2015 and December 31, 2014, respectively. Amounts do not reflect CMBS repurchase agreement borrowings that are components of linked transactions as of December 31, 2014.

(5)	Amounts also includes accrued interest expense of $39,000 and $31,000 related to CMBS short term repurchase facilities as of March 31, 2015 and December 31, 2014.

(6)
The fair value option was elected for the borrowings associated with Moselle CLO. As such, the outstanding borrowings and principal outstanding amounts are stated at fair value. The unpaid principal amounts of these borrowings were $63.3 million at December 31, 2014.

(7)	Amount also includes interest expenses of $20,000 related to residential investment repurchase facilities as of December 31, 2014,
Securitizations
The following table sets forth certain information with respect to the Company's securitizations:

Securitization	Closing Date	Maturity Dates	Reinvestment Period End	Total Note Paydowns as of March 31, 2015
				(in millions)
RREF CDO 2006-1 Senior Notes	August 2006	August 2046	September 2011	$194.2
RREF CDO 2007-1 Senior Notes	June 2007	September 2046	June 2012	$209.2
RCC CRE Notes 2013 Senior Notes	December 2013	December 2028	N/A	$78.8
RCC 2014-CRE2 Senior Notes	July 2014	April 2032	N/A	$—
RCC 2015-CRE3 Senior Notes	February 2015	March 2032	N/A	$—
Apidos CDO III Senior Notes	May 2006	September 2020	June 2012	$195.5
Apidos Cinco CDO Senior Notes	May 2007	May 2020	May 2014	$92.3
Moselle CLO S.A. Securitized Borrowings	October 2005	January 2020	January 2012	$5.0

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

In November 2014, the Company called Moselle CLO S.A, substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO, were used to pay down $167.2 million of Senior Notes in full, and $5.0 million of the Securitized Borrowings as of March 31, 2015.
The investments held by the Company's securitizations collateralized the securitization's borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes retained at closing or subsequently repurchased by the Company as of March 31, 2015, eliminate in consolidation.
RCC 2015-CRE3
In February 2015, the Company closed RCC 2015-CRE3, a $346.2 million CRE securitization transaction that provided financing for transitional commercial real estate loans. RCC 2015-CRE3 issued a total of $282.1 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class E and Class F senior notes for $20.8 million and $15.6 million, respectively.  In addition, Resource Real Estate Funding 2015-CRE3 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $27.7 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC 2015-CRE3, but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RCC 2015-CRE3.
At closing, the senior notes issued to investors by RCC 2015-CRE3 consisted of the following classes: (i) $193.9 million of Class A notes bearing interest at one-month LIBOR plus 1.40%; (ii) $17.3 million of Class A-S notes bearing interest at one-month LIBOR plus 1.65%; (iii) $19.5 million of Class B notes bearing interest at one-month LIBOR plus 2.40%; (iv) $20.8 million of Class C notes bearing interest at one-month LIBOR plus 3.15%; (v) $30.7 million of Class D notes bearing interest at one-month LIBOR plus 4.00%; (vi) $20.8 million of Class E notes bearing interest at one-month LIBOR plus 4.75%; (vii) and $15.6 million of Class F notes bearing interest at one-month LIBOR plus 5.50%.  All of the notes issued mature in March 2032, although the Company has the right to call the notes anytime after March 2017 until maturity. There is no reinvestment period in RCC 2015-CRE3; however, principal repayments, for a period ending in February 2017, may be used to purchase funding participations with respect to existing collateral held outside of the securitization.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Moselle CLO S.A.
The Company exercised its right in to call the notes of Moselle CLO S.A. in November 2014, substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO, were used to pay down the Senior Notes in full, and $5.0 million of the Securitized Borrowings as of March 31, 2015.
8.0% Convertible Senior Notes
In January 2015, the Company issued and sold in a public offering $100.0 million aggregate principal amount of its 8.0% Convertible Senior Notes due 2020, ("8.0% Convertible Senior Notes"). After deducting a $1.0 million underwriting discount and deferred debt issuance costs totaling $2.1 million, the Company received approximately $97.0 million of net proceeds. The discount and deferred issuance costs will be amortized on a straight-line basis as additional interest expense through maturity on January 15, 2020. Interest on the 8.0% Convertible Senior Notes is paid semi-annually.
The 8.0% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 187.4414 common shares per $1,000 principal amount of 8.0% Convertible Senior Notes (equivalent to an initial conversion price of $5.34 per common share). Upon conversion of 8.0% Convertible Senior Notes by a holder, the holder will receive cash, the Company's common shares or a combination of cash and the Company's common shares, at the Company's election.
Repurchase and Credit Facilities
Borrowings under the repurchase agreements were guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's borrowings (dollars in thousands):

	As of March 31, 2015				As of December 31, 2014
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank	$29,391	$35,977	34	1.37%	$24,967	$30,180	33	1.35%

CRE Term Repurchase Facilities
Wells Fargo Bank (1)	92,296	135,951	5	2.21%	179,762	258,223	15	2.38%
Deutsche Bank AG (2)	(145)	—	—	—%	25,920	39,348	2	2.78%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	53,249	70,928	8	1.62%	33,783	44,751	8	1.62%
Wells Fargo Securities, LLC	14,536	23,929	1	1.59%	10,442	17,695	1	1.66%

Residential Investments Term Repurchase Facility
Wells Fargo Bank (3)	104,422	121,472	146	2.43%	22,212	27,885	6	1.16%

Residential Mortgage Financing Agreements
New Century Bank	46,419	53,689	231	2.80%	41,387	51,961	158	2.82%
Wells Fargo Bank	28,229	41,790	78	2.75%	61,189	95,511	104	2.75%
Totals	$368,397	$483,736			$399,662	$565,554

(1)	The Wells Fargo CRE term repurchase facility borrowing includes $1.4 million and $1.7 million of deferred debt issuance costs as of March 31, 2015 and December 31, 2014, respectively.

(2)	The Deutsche Bank term repurchase facility includes $145,000 and $268,000 of deferred debt issuance costs as of March 31, 2015 and December 31, 2014, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

(3)	The Wells Fargo residential investments term repurchase facility includes $125,000 and $36,000 of deferred debt issuance costs as of March 31, 2015 and December 31, 2014, respectively.
As the result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements. Accordingly, the Company had no repurchase agreements being accounted for as linked transactions as of March 31, 2015.
The assets in the following table were accounted for as linked transactions as of December 31, 2014. These linked repurchase agreements are not included in borrowings on the Company's consolidated balance sheets (see Note 20).

	As of December 31, 2014
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$4,941	$6,371	7	1.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	—	—%
Wells Fargo Securities, LLC	4,108	6,233	2	1.37%
Deutsche Bank Securities, LLC	24,348	36,001	10	1.57%

Totals	$33,397	$48,605

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
As of March 31, 2015:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$6,176	18	1.37%

Residential Investments Term Repurchase Facility
Wells Fargo Bank, National Association	$16,804	25	2.43%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$42,763	18	2.21%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$8,964	6	1.59%
Deutsche Bank Securities, LLC	$17,452	21	1.62%

Residential Mortgage Financing Agreements
Wells Fargo Bank	$13,561	93	2.75%
New Century Bank	$7,270	152	2.80%

As of December 31, 2014:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$6,486	20	1.35%

Residential Investments Term Repurchase Facility
Wells Fargo Bank, National Association	$5,017	1	1.16%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$76,148	20	2.38%
Deutsche Bank Securities, LLC	$13,017	19	2.78%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$2,127	9	1.66%
Deutsche Bank Securities, LLC	$11,810	20	1.62%

Residential Mortgage Financing Agreements	$853	242	2.82%
New Century Bank	$6,902	183	2.75%
Wells Fargo Bank

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

The Company is in compliance with all financial covenants as defined in the respective agreements as of March 31, 2015
Residential Investments – Term Repurchase Facility
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
MARCH 31, 2015
(unaudited)

right, title and interest to certain residential mortgage backed securities and other assets against the transfer of funds by Wells Fargo to the Sellers, with a simultaneous agreement by Wells Fargo to transfer back to the Sellers such assets at a date certain or on demand, against the transfer of funds from the Sellers to Wells Fargo.
In January 2015, the Sellers amended the agreement with Wells Fargo to classify trust certificates as assets eligible for sale and repurchase under the Facility. The maximum borrowing amounts of the 2014 Facility under the amended agreement are $110.0 million with respect to purchased residential mortgage backed securities, and $165.0 million with respect to trust certificates collateralized by jumbo mortgage loans. The 2014 Facility's maximum pricing margins are 1.45% and 3.00% on residential mortgage backed securities and jumbo mortgage loans, respectively. The 2014 Facility has a current scheduled termination date of June 22, 2015, and the Company has a one year option to extend at its discretion.
Residential Mortgage Financing Agreements
PCM has master repurchase agreements with New Century Bank d/b/a Customer's Bank ("New Century") and Wells Fargo Bank, NA ("Wells Fargo") to finance the acquisition of residential mortgage loans. At March 31, 2015, PCM received waivers from both New Century and Wells Fargo on a covenant that requires PCM to maintain a minimum liquidity of $7.5 million. The waivers removed the minimum liquidity requirement and all existing defaults for the period March 1, 2015 through April 30, 2015. PCM was in compliance with all other financial covenant requirements under the agreements as of March 31, 2015.
Senior Secured Revolving Credit Agreement
Effective September 18, 2014, the Company, through Northport LLC, closed a $110.0 million syndicated senior secured revolving credit agreement with JP Morgan as the agent bank. The accordion feature of the facility was exercised in September 2014 to bring the facility capacity to $225.0 million and $15.0 million was secured through the addition of Customer's Bank to the syndicate, bringing the effective commitment to $125.0 million. In March 2015, ING Capital LLC agreed to a commitment increase of $15.0 million, bringing the effective commitment to $140.0 million as of March 31, 2015.
NOTE 13 - SHARE ISSUANCE AND REPURCHASE

	Three Months Ended March 31, 2015		Total Outstanding
	Number of Shares	Weighted Average Offering Price	Number of Shares	Weighted Average Offering Price
8.50% Series A Preferred Stock	—	$—	1,069,016	$24.05
8.25% Series B Preferred Stock	139,333	$22.34	5,740,479	$23.81
8.625% Series C Preferred Stock	—	$—	4,800,000	$25.00
On or after June 14, 2017 the Company may, at its option, redeem the Series A preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
On or after October 2, 2017 the Company may, at its option, redeem the Series B preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
On or after July 30, 2024, the Company may, at its option, redeem the Series C preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company is authorized to issue up to 20,000,000 shares of common stock. During the three months ended March 31, 2015, the Company sold approximately 22,000 shares of common stock through this program, resulting in proceeds of approximately $106,000.
NOTE 14 - SHARE-BASED COMPENSATION
The following table summarizes restricted common stock transactions:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

	Non-Employee Directors	Non-Employees	Employees	Total
Unvested shares as of January 1, 2015	49,203	1,812,853	161,583	2,023,639
Issued	47,087	1,001,459	115,271	1,163,817
Vested	(37,786)	(340,636)	(7,439)	(385,861)
Forfeited	—	—	(1,271)	(1,271)
Unvested shares as of March 31, 2015	58,504	2,473,676	268,144	2,800,324
The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the three months ended March 31, 2015 and 2014, including the grant date fair value of shares issued to the Company’s seven non-employee directors, was $5.6 million, and $3.7 million, respectively.
The following table summarizes the restricted common stock grants during the three months ended March 31, 2015:

Date	Shares (2)	Vesting/Year	Date(s)
February 3, 2015	7,276	100%	2/3/16
February 5, 2015	966,095	33.3%	2/5/16, 2/5/17, 2/5/18
February 5, 2015	115,271	33.3%	2/5/16, 2/5/17, 2/5/18
March 9, 2015	32,186	100%	3/9/16
March 12, 2015	7,625	100%	3/12/16
March 31, 2015	35,364	100%	5/15/16 (1)

(1)
In connection with a grant of restricted common stock made on September 24, 2014, the Company agreed to issue up to 70,728 additional shares of common stock if certain loan origination performance thresholds were achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of two annual measurement periods beginning April 1, 2014.  The agreement also provided dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant were paid at the end of each annual measurement period if the performance criteria were met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company will not record the dividend equivalent rights until earned.  On March 31, 2015, the first annual measurement period ended and 35,364 shares were earned. These shares will vest over the subsequent 12 months at a rate of one-fourth per quarter. In addition, approximately $21,000 of accrued dividend equivalent rights were earned.

(2)	All shares were issued from the 2007 Plan with the exception of these shares which were issued from unregistered shares as part of the consideration for the purchase of PCM.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following table summarizes the status of the Company’s vested stock options as of March 31, 2015:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2015	640,666	$14.45
Vested	—	—
Exercised	—	—
Forfeited	—	—
Vested as of March 31, 2015	640,666	$14.45	0.8	$—
There were no options granted during the three months ended March 31, 2015 or 2014. The outstanding stock options have a weighted average remaining contractual term of three years.
The components of equity compensation expense for the periods presented as follows (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Options granted to Manager and non-employees	$—	$(2)
Restricted shares granted to non-employees (1)	764	1,429
Restricted shares granted to employees	167	175
Restricted shares granted to non-employee directors	64	65
Total equity compensation expense	$995	$1,667

(1) Non-employees are employees of REXI.
There were no incentive fees paid to the Manager for the three months ended March 31, 2015 and 2014.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for the issuance of equity awards as of March 31, 2015.  All awards are discretionary in nature and subject to approval by the Compensation Committee of the Company's board of directors.
On October 31, 2013, the Company, through its TRS, RCC Residential, completed a business combination whereby it acquired the assets of PCM, an Atlanta based company that originates and services residential mortgage loans, for approximately $7.6 million in cash. As part of this transaction, a key employee of PCM was granted approximately $800,000 of the Company’s restricted stock. Any grants for employees of PCM are accounted for as compensation and amortized to equity compensation expense over the vesting period. Dividends declared on the stock while unvested are recorded as a general and administrative expense. Dividends declared after the stock vests are recorded as a distribution. For the three months ended March 31, 2015 and 2014, $166,000 and $160,000 of amortization of the stock grants were recorded to equity compensation expense and $43,000 and $52,000 of expense related to dividends on unvested shares was recorded to general and administrative expense on the Company’s consolidated statements of income, respectively.
NOTE 15 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Basic:
Net income allocable to common shares	$9,402	$15,116
Weighted average number of shares outstanding	131,256,909	125,616,537
Basic net income per share	$0.07	$0.12

Diluted:
Net income allocable to common shares	$9,402	$15,116
Weighted average number of shares outstanding	131,256,909	125,616,537
Additional shares due to assumed conversion of dilutive instruments	1,047,508	1,051,077
Adjusted weighted-average number of common shares outstanding	132,304,417	126,667,614
Diluted net income per share	$0.07	$0.12
Potentially dilutive shares consisting of 36,011,413 shares issuable in connection with the Company's 6% and 8% Convertible Senior Notes (see Note 12) for the three months ended March 31, 2015 and 17,907,939 shares for the three months ended March 31, 2014, respectively, were not included in the calculation of diluted net income per share because the effect was anti-dilutive.
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table, which is presented gross of tax, presents the changes in each component of accumulated other comprehensive income for the three months ended March 31, 2015 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Foreign Currency Translation	Accumulated other comprehensive loss
January 1, 2015	$(8,967)	$15,422	$(412)	$6,043
Other comprehensive gain (loss) before reclassifications	1,142	3,123	429	4,694
Amounts reclassified from accumulated other comprehensive income	90	(6,258)	—	(6,168)
Net current-period other comprehensive income	1,232	(3,135)	429	(1,474)
Unrealized gains (losses) on available-for-sale securities allocable to non-controlling interests	—	807	—	807
March 31, 2015	$(7,735)	$13,094	$17	$5,376
NOTE 17 - RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  On September 19, 2013, the Audit Committee of the Board of Directors of Resource America concluded that Resource America should consolidate the financial statements of the Company, which was previously treated as an unconsolidated variable interest entity. The Audit Committee reached this conclusion after consultations with the Office of the Chief Accountant of the Securities and Exchange Commission (the “Commission”) following comments received from the staff of the Division of Corporation Finance of the Commission and the Audit Committee's discussion with the Company's management and its independent registered public accounting firm. Resource America's Audit Committee noted that consolidation of the Company was not expected to materially affect Resource America's previously reported net income attributable to common shareholders. At March 31, 2015, Resource America owned 2,861,592 shares, or 2.1%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock which options expired on March 8, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The Company is managed by the Manager, which is a wholly-owned subsidiary of Resource America, pursuant to a Management Agreement that provides for both base and incentive management fees.  For the three months ended March 31, 2015 and 2014, the Manager earned base management fees of approximately $3.4 million and $2.9 million, respectively. No incentive management fees were earned for the three months ended March 31, 2015 or 2014.  The Company also reimburses the Manager and Resource America for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  For the three months ended March 31, 2015 and 2014, the Company paid the Manager $1.1 million and $990,000, respectively, as expense reimbursements.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three months ended March 31, 2015 and 2014, RCM earned no management fees. The portfolio began a partial liquidation during the year ended December 31, 2013 that has resulted in the outstanding portfolio balance being significantly decreased. The Company has reinvested gains from its activity and holds $3.9 million in fair market value of trading securities as of March 31, 2015, an increase of $500,000 from $3.4 million at fair market value as of December 31, 2014.  The Company and RCM also established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  RCM did not earn profits from this account during the three months ended March 31, 2015 and 2014. The Company also reimburses RCM for expenses paid on the Company's behalf. For the three months ended March 31, 2015 and 2014, the Company paid RCM $32,000 and $75,000, respectively, as expense reimbursements.
At March 31, 2015, the Company was indebted to the Manager for $1.9 million, comprised of base management fees of $1.1 million and expense reimbursements of $750,000.  At December 31, 2014, the Company was indebted to the Manager for $1.6 million, comprised of base management fees of $1.2 million and expense reimbursements of $480,000. At March 31, 2015, the Company was indebted to RCM under the Company’s Investment Management Agreement for $179,000, comprised entirely of expense reimbursements.  At December 31, 2014, the Company was indebted to RCM under the Company’s Investment Management Agreement for $121,000, comprised entirely of expense reimbursements.
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
The Company had executed ten and nine securitizations as of March 31, 2015 and December 31, 2014, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitization's entities and their assets. The Company liquidated one of these securitizations in October 2013 and another in October 2014.
Relationship with LEAF Commercial Capital. LCC originated and managed equipment leases and notes on behalf of the Company. On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, the Company entered into another amendment to extend the maturity to February 15, 2015. At the end of 2014, the Company recorded a provision for loan loss on this loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the Company's books in lieu of the loan receivable. During the three months ended March 31, 2015, the Company recorded a partial recovery of this provision in the amount of $188,000. As of March 31, 2015, the Company held $2.0 million of direct financing leases.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into the SPA with Eos (see Note 3). The Company’s resulting interest is accounted for under the equity method.  For the three months ended March 31, 2015 and 2014 the Company recorded a gain of $52,000 and loss of $594,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income.  The Company’s investment in LCC was $39.5 million and $39.4 million as of March 31, 2015 and December 31, 2014, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (“ACM”), a former subsidiary of Resource America, was sold to CVC Credit Partners, LLC ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 33% interest. CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three months ended March 31, 2015 and 2014, CVC Credit Partners earned subordinated fees of $237,000 and $370,000, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.
In May, June and July 2013, the Company invested a total of $15.0 million in CVC Global Credit Opportunities Fund, L.P. which generally invests in assets through the Master Fund (see Note 3). The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement given that the Company is a related party of CVC Credit Partners. For the three months ended March 31, 2015 and 2014, the Company recorded earnings of $608,000 and $834,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. In March 2015, the Company elected to withdraw $5.0 million from the fund bringing the Company's investment balance to $13.8 million as of March 31, 2015 as compared to $18.2 million as of December 31, 2014. The investment is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  The Company had a receivable in the amount of $7,500 and $100,000 due from Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio as of March 31, 2015 and December 31, 2014, respectively.
On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which was set to mature on May 9, 2018, carried an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan, collateralized by a multi-family building, to equity. The loan was kept outstanding and was used as collateral in RREF CDO 2006-1. RREM was appointed as the asset manager as of August 1, 2011. RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM was entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. The Company incurred fees payable to RREM for the three months ended March 31, 2014 in the amount of $34,000. There were no fees incurred for the three months ended March 31, 2015, as the property was sold during the last quarter of 2014 for a gain of $1.9 million.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that held an interest in a real estate joint venture) from Resource America for $2.1 million, its book value.  RREM was asset manager of the venture and received a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the three months ended March 31, 2014, the Company paid RREM management fees of $5,000. There were no fees incurred for the three months ended March 31, 2015, as the last property associated with the joint venture was sold in July 2014. For the three months ended March 31, 2015 and 2014, the Company recorded income of $46,000 and $866,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income. The income recorded in 2015 was due to a liquidation of an existing bank account with respect to one the properties.
On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan is secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest is payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan had an original maturity date of January 14, 2015, with two one-year extensions. RCP exercised the first option, extending the maturity to January 14, 2016. Principal payments of $391,000 were made during the year ended December 31, 2014.  There have been no additional principal payments made. The loan balance was $558,000 at March 31, 2015 and December 31, 2014.
On June 21, 2011, the Company entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly. The Company received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety. RREM was appointed as the asset manager of the venture.  RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM received an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  The Company held a $975,000 preferred equity investment in SLH Partners as of December 31, 2013. The investment was sold in 2014 for a $912,000 gain, which was recorded on the Company's consolidated statements of income in equity of earnings of unconsolidated subsidiaries.
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
On July 30, 2014, the Company closed RCC 2014-CRE2, a $353.9 million real estate securitization that provides financing for commercial real estate loans. Resource Real Estate serves as special servicer. With respect to each Specialty Service Mortgage Loan, Resource Real Estate receives an amount equal to the product of (a) the Special Servicing Fee Rate, 0.25% per annum, and (b) the outstanding principal balance of such Specialty Service Mortgage Loan. The servicing fee is payable monthly, on an asset-by-asset basis. The Company paid Resource Securities a $175,000 placement agent fee in connection with this transaction.
On February 24, 2015, the Company closed RCC 2015-CRE3, a $346.2 million real estate securitization that provides financing for transitional commercial real estate loans. Resource Real Estate serves as special servicer. With respect to each Specialty Service Mortgage Loan, Resource Real Estate receives an amount equal to the product of (a) the Special Servicing Fee Rate, 0.25% per annum, and (b) the outstanding principal balance of such Specialty Service Mortgage Loan. The servicing fee is payable monthly, on an asset-by-asset basis. The Company paid Resource Securities a $100,000 placement agent fee in connection with this transaction.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

In July 2014, the Company formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. The Company contributed $15.0 million for a 63.8% membership interest in RCM Global. A five member board manages RCM Global, and all actions including purchases and sales must be approved by no less than three of the five members of the board. The portion of RCM Global that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. In March, the Company requested and received a proportional, in-kind distribution in certain securities held by RCM Global. The distribution of and subsequent sale of those securities by the Company through its subsidiary, RCC Residential, resulted in the realization of $2.7 million of gains. The Company's ownership interest decreased to 53.2% as of March 31, 2015 as a result of this distribution.
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million, as of February 1, 2015. The Company will receive 10% of the carried interest in the partnership for the first five years, and can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed securities valued at $2.8 million to the formation of Pelium Capital. The portion of the fund that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. The Company's ownership interest in Pelium Capital was 71.8% as of March 31, 2015.
Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.   For the three months ended March 31, 2015 and 2014, the Company paid Ledgewood $274,000 and $38,000, respectively, in connection with legal services rendered to the Company.
NOTE 18 - DISTRIBUTIONS
For the three months ended March 31, 2015, the Company declared and subsequently paid a dividend of $0.16 per common share.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following tables presents dividends declared (on a per share basis) for the three months ended March 31, 2015 and year ended December 31, 2014:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2015
March 31	April 28	$21,423	$0.16
2014
March 31	April 28	$25,663	$0.20
June 30	July 28	$26,179	$0.20
September 30	October 28	$26,629	$0.20
December 31	January 28, 2015	$26,563	$0.20

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2015
March 31	April 30	$568	$0.53125	April 30	$2,960	$0.515625	April 30	$2,588	$0.5390625
2014
March 31	April 30	$463	$0.53125	April 30	$2,057	$0.515625	—	—	—
June 30	July 30	$537	$0.53125	July 30	$2,378	$0.515625	July 30	$1,437	$0.0299479
September 30	October 30	$537	$0.53125	October 30	$2,430	$0.515625	October 30	$2,588	$0.5390625
December 31	January 30, 2015	$568	$0.53125	January 30, 2015	$2,888	$0.515625	January 30, 2015	$2,588	$0.5390625

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 31, 2015:
Assets:
Investment securities, trading	$—	$—	$29,770	$29,770
Investment securities available-for-sale	—	32,567	251,503	284,070
Derivatives (net)	7,015	384	6,636	14,035
Total assets at fair value	$7,015	$32,951	$287,909	$327,875

Liabilities:
Derivatives (net)	$—	$1,319	$7,541	$8,860
Total liabilities at fair value	$—	$1,319	$7,541	$8,860

As of December 31, 2014:
Assets:
Investment securities, trading	$—	$—	$20,786	$20,786
Investment securities available-for-sale	—	33,158	242,562	275,720
CMBS - linked transactions	—	—	15,367	15,367
Derivatives (net)	3,429	7	1,868	5,304
Total assets at fair value	$3,429	$33,165	$280,583	$317,177

Liabilities:
Moselle CLO Notes	$—	$—	$68,940	$68,940
Derivatives (net)	—	—	8,476	8,476
Total liabilities at fair value	$—	$—	$77,416	$77,416

Additionally, as of March 31, 2015, the Company had $174.4 million in residential mortgage loans, held for sale for which it has elected the fair value option. The Company's residential mortgage loan portfolio was comprised of both agency loans and non-agency jumbo loans. The fair values of the Company's agency loan portfolio are generally classified as Level 2 in the fair value hierarchy as those values are determined based on quoted market prices or upon other observable inputs. The fair values of the Company's jumbo loan portfolio are generally classified as Level 3 in the fair value hierarchy as those values are generally based upon valuation techniques that utilize unobservable inputs that reflect the assumptions that a market participant would use in pricing those assets. As of March 31, 2015, $61.4 million of residential mortgage loans, held for sale was classified as Level 2 and $113.0 million was classified as Level 3 in the fair value hierarchy.

As of March 31, 2015, except for a note balance of $120,000, Moselle CLO paid off all of its outstanding CLO notes.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS including Linked Transactions	ABS	Structured Finance Securities	Warrant	Interest Rate Lock Commitments	Total
Balance, January 1, 2015	$185,772	$72,157	$20,786	$898	$970	$280,583
Included in earnings	—	1,255	1,331	(39)	11,823	14,370
Unlinked transactions	33,239	—	—	—	—	33,239
Purchases	4,000	—	13,337	—	—	17,337
Sales	—	—	(5,230)	—	—	(5,230)
Paydowns	(30,983)	(720)	(454)	—	—	(32,157)
Issuances	—	—	—	—	—	—
Settlements	—	(11,216)	—	—	(10,032)	(21,248)
Included in OCI	1,740	(4,597)	—	—	—	(2,857)
Transfers into Level 3	—	856	—	—	—	856
Balance, March 31, 2015	$193,768	$57,735	$29,770	$859	$2,761	$284,893

The following table presents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Interest rate swaps
Beginning balance, January 1, 2015	$8,680
Unrealized gains - included in accumulated other comprehensive income	(1,142)
Included in earnings	—
Ending balance, March 31, 2015	$7,538

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 31, 2015:
Assets:
Loans held for sale	$—	$73,892	$—	$73,892
Impaired loans	—	2,445	—	2,445
Total assets at fair value	$—	$76,337	$—	$76,337

As of December 31, 2014:
Assets:
Loans held for sale	$—	$36,956	$—	$36,956
Impaired loans	—	1,678	137,811	139,489
Total assets at fair value	$—	$38,634	$137,811	$176,445

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as nonrecurring Level 2.  For the Company’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amounts of nonrecurring fair value losses for specifically impaired loans for the three months ended March 31, 2015 and 2014 were $2.5 million and $440,000, respectively. The amounts of nonrecurring fair value losses for loans held for sale for the three months ended March 31, 2015 and 2014 were $721,000 and $0, respectively.

In accordance with FASB ASC Topic 820-10-50-2-bbb, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the Company. As a consequence, the Company has not disclosed such information associated with fair values obtained from third-party pricing sources.
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$7,538	Discounted cash flow	Weighted average credit spreads	4.78%
Additionally, as of March 31, 2015, the Company also classified the valuation of its warrant derivative in Level 3 of the fair value hierarchy. The value of the warrant was determined using a Black-Scholes model using the following significant unobservable inputs: market capitalization of $112.5 million and volatility of 50.0%.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair values of the Company's short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable, accrued interest expense, repurchase agreements and the secured revolving credit agreement approximate their carrying value on the consolidated balance sheets.  The fair values of the Company’s investment securities, trading are reported in Note 5, Investment Securities, Trading (see Note 5).  The fair values of the Company’s investment securities available-for-sale are reported in Note 6, Investment Securities Available-for-Sale (see Note 6).  The fair values of the Company’s derivative instruments and linked transactions are reported in Note 20, Market Risk and Derivative Instruments (see Note 20).
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
CDO notes are valued using the dealer quotes, typically the dealer who underwrote the CDO in which the notes are held. Moselle CLO was valued using a third party pricing specialist.
Junior subordinated notes are estimated by obtaining quoted prices for similar assets in active markets.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2015:
Loans held-for-investment	$1,960,250	$1,951,974	$—	$515,227	$1,436,747
Loans receivable-related party	$1,229	$1,229	$—	$—	$1,229
CDO notes	$1,170,686	$1,098,171	$—	$—	$1,098,171
Junior subordinated notes	$51,256	$17,750	$—	$—	$17,750
Repurchase agreements	$368,397	$368,397	$—	$—	$368,397
Senior secured revolving credit agreement	$132,493	$132,493	$—	$—	$132,493

As of December 31, 2014:
Loans held-for-investment	$1,925,980	$1,909,019	$—	$570,071	$1,338,948
Loans receivable-related party	$1,277	$1,277	$—	$—	$1,277
CDO notes	$1,046,493	$975,762	$—	$—	$975,762
Junior subordinated notes	$51,205	$17,699	$—	$—	$17,699
Repurchase agreements	$399,662	$399,662	$—	$—	$399,662
Senior secured revolving credit agreement	$111,137	$111,137	$—	$—	$111,137

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

NOTE 20 - MARKET RISK AND DERIVATIVE INSTRUMENTS
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
The Company may hold various derivatives in the ordinary course of business, including warrants, interest rate swaps, forward contracts, options and interest rate lock commitments. Warrants are securities that give the holder the right, but not the obligation, to purchase securities from an issuer at a specific price within a specified time period. Options are contracts sold by one party to another that give the buyer the right, but not the obligation, to buy or sell a financial asset at an agreed-upon price during a certain period of time or on a specific date. Interest rate swap agreements are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward contracts represent future commitments to either purchase or to deliver loans, securities or a quantity of a currency at a predetermined future date, at a predetermined rate or price and are used to manage interest rate risk on loan commitments and mortgage loans held for sale as well as currency risk with respect to the Company's long positions in foreign currency-denominated investment securities. Rate lock commitments represent commitments to fund loans at a specific rate and by a specified time and are used to mitigate risk of changes in interest rate in the Company's residential mortgage loan portfolio.
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
At March 31, 2015, the Company had 11 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 4.78% and received a variable rate equal to either one-month LIBOR or three-month LIBOR.  The aggregate notional amount of these contracts was $136.1 million at March 31, 2015.  The counterparties for the Company’s designated interest rate hedge contracts at such date were Credit Suisse International and Wells Fargo. The Company had master netting agreements with Credit Suisse International and Wells Fargo at March 31, 2015. Regulations promulgated under the Dodd-Frank Act mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty.  Central clearing requires the Company to post collateral in the form of initial and variation margin to our Futures Commission Merchant.  As of March 31, 2015, the Company had centrally cleared derivatives with a fair value of a liability of $24,000.
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
The estimated fair value of the Company’s liability related to interest rate swaps was $7.5 million and $8.7 million as of March 31, 2015 and December 31, 2014, respectively.  The Company had aggregate unrealized losses of $7.8 million and $9.0 million on the interest rate swap agreements as of March 31, 2015 and December 31, 2014, respectively, which is recorded in accumulated other comprehensive income.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

in the Company’s consolidated statements of income.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.  In connection with the payoff of a fixed-rate commercial real estate loan during the three months ended September 30, 2008, the Company terminated a $12.7 million swap and realized a $574,000 swap termination loss, which is being amortized over the original term of the terminated swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of income.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Fair Value of Derivative Instruments as of March 31, 2015
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$137,983	Derivatives, at fair value	$2,761
Forward contracts - residential mortgage lending	$78,968	Derivatives, at fair value	$384
Forward contracts - foreign currency, hedging (1)(2)	$40,005	Derivatives, at fair value	$7,016
Warrants	$492	Derivatives, at fair value	$859
Total return swap	$3,000	Derivatives, at fair value	$3,016
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (3)	$136,129	Derivatives, at fair value	$7,539
Interest rate lock agreements	$511	Derivatives, at fair value	$2
Forward contracts - residential mortgage lending	$155,000	Derivatives, at fair value	$1,204
Forward contracts - TBA securities	$23,500	Derivatives, at fair value	$115

Interest rate swap contracts	$136,129	Accumulated other comprehensive income	$7,539

(1)	Notional amount presented on currency converted basis. The notional amount of the Company's foreign currency hedging forward contracts was €37.3 million as of March 31, 2015.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)	Interest rate swap contracts are accounted for as cash flow hedges.

Fair Value of Derivative Instruments as of December 31, 2014
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$59,467	Derivatives, at fair value	$970
Forward contracts - residential mortgage lending	$5,000	Derivatives, at fair value	$7
Forward contracts - RMBS securities	$42,614	Derivatives, at fair value	$1,297
Forward contracts - foreign currency, hedging (1)(2)	$54,948	Derivatives, at fair value	$3,377
Options - U.S. Treasury futures	$90	Derivatives, at fair value	$52
Warrants	$492	Derivatives, at fair value	$898
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (3)	$124,017	Derivatives, at fair value	$8,680
Interest rate lock agreements	$798	Derivatives, at fair value	$10
Forward contracts - residential mortgage lending	$154,692	Derivatives, at fair value	$1,036
Forward contracts - TBA securities	$15,000	Derivatives, at fair value	$47

Interest rate swap contracts	$124,017	Accumulated other comprehensive income	$8,680

(1)	Notional amount presented on currency converted basis. The notional amount of the Company's foreign currency hedging forward contracts was €45.4 million as of December 31, 2014.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)	Interest rate swap contracts are accounted for as cash flow hedges.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The Effect of Derivative Instruments on the Statements of Income for the
Three Months Ended March 31, 2015
(in thousands)

	Derivatives
	Notional Amount	Statement of Income Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	$136,129	Interest expense	$1,634
Interest rate swap contracts, hedging	$15,000	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$112
Interest rate lock agreements	$138,494	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$2,759
Forward contracts - RMBS securities	$38,865	Net realized gain on sales of investment securities available-for-sale and loans	$46
Forward contracts - residential mortgage lending	$233,968	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$283
Forward contracts - foreign currency, hedging	$40,004	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$3,638
Options - U.S. Treasury futures	$190	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$199
Forward contracts - TBA securities	$23,500	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(115)
(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of income line items.

The Effect of Derivative Instruments on the Statements of Income for the
Three Months Ended March 31, 2014
(in thousands)

	Derivatives
	Notional Amount	Statement of Income Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	$126,111	Interest expense	$1,626
Interest rate lock agreements	$33,912	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$433
Forward contracts - residential mortgage lending	$48,890	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$60
(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of income line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Linked Transactions
As the result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements. Accordingly, the Company had no financing arrangements being accounted for as linked transactions as of March 31, 2015.
The Company's linked transactions were evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on the Company's consolidated balance sheets in the line item linked transactions, net at fair value. The fair value of linked transactions reflected the value of the underlying CMBS, linked repurchase agreement borrowings and accrued interest payable on such instruments. The Company's linked transactions were not designated as hedging instruments and, as a result, the change in the fair value and net interest income from linked transactions was reported in unrealized gain (loss) and net interest income on linked transactions, net on the Company's consolidated statements of income.
As of December 31, 2014, the Company held non-hedging linked transactions, net at fair value of $15.4 million. During the three months ended March 31, 2014, the Company recorded unrealized gain and net interest income on linked transactions of$2.3 million.

The following table presents certain information about the components of the unrealized gain (loss) and net interest income from linked transactions, net, included in the Company's consolidated statements of income for the periods presented as follows ( in thousands):

	Three Months Ended
	March 31,
	2015	2014
Components of Unrealized Net (Losses) Gains and Net Interest Income
Income from linked transactions
Interest income attributable to CMBS underlying linked transactions	$—	$739
Interest expense attributable to linked repurchase agreement borrowings underlying linked transactions	—	(197)
Change in fair value of linked transactions included in earnings	—	1,763
Unrealized gain (loss) and net interest income from linked transactions, net	$—	$2,305
The following table summarizes the Company's investment securities, underlying linked transactions,which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

As of December 31, 2014:
CMBS linked transactions	$48,138	$539	$(72)	$48,605
The following table summarizes the estimated maturities of the Company’s CMBS linked transactions according to their estimated weighted average life classifications (in thousands, except percentages):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

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

The following table shows the fair value, gross unrealized losses and the length of time the investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

As of December 31, 2014:
CMBS linked transactions	$7,609	$(57)	$777	$(15)	$8,386	$(72)

The following table summarizes the Company's CMBS linked repurchase agreements (in thousands, except percentages):

	As of December 31, 2014
Maturity or Repricing	Balance	Weighted Average Interest Rate
Within 30 days	$33,397	1.56%
>30 days to 90 days	—	—%
Total	$33,397	1.56%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

NOTE 21 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
As the result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements. Accordingly, the Company had no financing arrangements being accounted for as linked transactions as of March 31, 2015.
The following table presents a summary of the Company's offsetting of derivative assets for the periods presented (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
As of March 31, 2015:
Derivative hedging instruments, at fair value	$11,275	$—	$11,275	$—	$—	$11,275
Total	$11,275	$—	$11,275	$—	$—	$11,275

As of December 31, 2014:
Derivative hedging instruments, at fair value	$4,334	$—	$4,334	$—	$—	$4,334
Linked transactions	$48,764	$33,397	15,367	—	—	15,367
Total	$53,098	$33,397	$19,701	$—	$—	$19,701

The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities for the periods presented as follows (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged (2)	(v) = (iii) - (iv) Net Amount
As of March 31, 2015:
Derivative hedging instruments, at fair value (3)	$8,858	$—	$8,858	$—	$1,151	$7,707
Repurchase agreements and term facilities (4)	368,397	—	368,397	368,397	—	—
Total	$377,255	$—	$377,255	$368,397	$1,151	$7,707

As of December 31, 2014:
Derivative hedging instruments, at fair value (3)	$8,466	$—	$8,466	$—	$500	$7,966
Repurchase agreements and term facilities (4)	399,662	—	399,662	399,662	—	—
Linked transactions	33,397	33,397	—	—	—
Total	$441,525	$33,397	$408,128	$399,662	$500	$7,966

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with term facilities, repurchase agreements and derivative transactions.

(2)	Amounts represent amounts pledged as collateral against derivative transactions.

(3)	The fair value of securities pledged against the Company's swaps was $1.3 million and $2.6 million at March 31, 2015 and December 31, 2014, respectively.

(4)
The combined fair value of securities and loans pledged against the Company's various term facilities and repurchase agreements was $483.7 million and $565.6 million at March 31, 2015 and December 31, 2014, respectively.

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

NOTE 22 - COMMITMENTS AND CONTINGENCIES
From time to time, the Company may become involved in litigation on various matters, including disputes arising out of loans in the Company's portfolio and agreements to purchase or sell assets. Given the nature of the Company's business activities, the Company considers these matters to be routine and in the ordinary conduct of its business. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations.  Alternately, the Company may engage in settlement discussions on certain matters in order to avoid the additional costs of engaging in litigation.
The Company is unaware of any contingencies arising from such routine litigation that would require accrual or disclosure in the consolidated financial statements as of March 31, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

NOTE 23 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:

On April 1, 2015, Northport TRS LLC entered into an amendment to its Senior Secured Revolving Credit Agreement with JP Morgan Chase Bank. Under the amendment the maximum amount of the commitments outstanding has increased from $225.0 million to $300.0 million. The commitment termination date and maturity date have been extended from September 18, 2017 to March 31, 2018 and September 18, 2018 to March 31, 2019 respectively. In addition, the applicable margin has increased for both LIBOR and Alternate Base Rate ("ABR") borrowings. The LIBOR margin has increased from 2.50% to2.75% and the ABR margin has increased from 1.50% to 1.75%.

On April 10, 2015, the Company entered into two first mortgage bridge loans in the amount of $2.5 million and $3.3 million with two funds sponsored by Resource America, Resource Real Estate Investors LP and Resource Real Estate Investors II, LP. Each loan carries a rate of LIBOR plus 5.75% with a LIBOR floor of 0.25%. The loans mature on May 5, 2016, with two consecutive one-year options to extend upon the first maturity date. The loan in the amount of $2.5 million was repaid on April 29, 2015.

(Back to Index)

(Back to Index)

ITEM 2 .	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward-looking statements.  Additionally, please see “Forward-Looking Statements” and “Risk Factors” for a discussion of certain risks, uncertainties and assumptions associated with those statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
We are externally managed by Resource Capital Manager, Inc., or the Manager, an indirect wholly-owned subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, financial fund management and commercial finance operating segments.  As of December 31, 2014, Resource America managed approximately $20.2 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets, from management of assets and from hedging interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt securities, commercial mortgage-backed securities, or CMBS, bank loans, middle market loans, other asset-backed securities, or ABS, and structured note investments.  We also generate revenues from management of externally originated bank loans, from our residential mortgage origination business and from our investment in an equipment leasing business.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loan, CMBS and ABS portfolios, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and collateralized loan obligations, or CLOs and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as long-term financing sources.  Our other term financing has consisted of long-term, match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.
The current state of moderate growth in the United States economy continues to enable us to access the capital markets. Following the $203.1 million in net capital we raised in 2014 through the offering of our Series C preferred stock, our dividend reinvestment program, or DRIP, and our at-the-market preferred stock program, in the first quarter of 2015 we completed an offering of $100.0 million of our 8% Convertible Senior Notes due 2020, from which we netted $97.0 million. The improving economy, as well as our capital markets access, has allowed us to significantly increase our commercial real estate, or CRE, loan originations funded to $165.6 million during the quarter, as compared to $111.6 million during the first quarter of 2014.
The current economic situation has also continued the stabilization of the credit quality of our loan portfolios. In our real estate loan portfolios, we determined that no additional loss reserves needed to be added. In our bank and middle market loan portfolios, although we recorded reserves of approximately $4.0 million, it was primarily due to a significant increase in our middle market loans as compared to the first quarter of 2014, and primarily to impairments with respect to specific loans, rather than to overall portfolio credit quality deterioration.

(Back to Index)

(Back to Index)

With respect to our investments and investment portfolio growth, we continued to see increased opportunities to deploy our capital. During 2014 and through March 31, 2015, we have underwritten 42 new CRE loans for a total of $931.8 million. These loans were initially financed in part through our CRE term facilities and then financed longer-term through our newest $1.0 billion of CRE securitizations.  We also purchased six newly underwritten CMBS for $19.6 million during the same time period all of which were financed through our Wells Fargo facility. In addition, we purchased 13 CMBS bonds for $74.2 million that were financed by short-term repurchase agreements. We intend to use the existing capacity in our CMBS and CRE term credit facilities with Wells Fargo of $70.6 million and $306.3 million, respectively, and with Deutsche Bank of $200.0 million, as of March 31, 2015, to help finance new CRE loans and CMBS investments.
Conversely, we also saw a decline in our commercial finance assets, as one of our bank loan CLOs was substantially liquidated in 2014 and another liquidated during the first quarter of 2015.  This trend resulted in a substantial decline in our net interest income from bank loans in 2014, which continued into the first quarter of 2015. We began to mitigate this trend by investing in new CLOs and European structured notes in 2014 and expect to recycle additional capital in similar investments in 2015. We further expect to mitigate this trend by growing our real estate lending platform and, to a lesser extent, by deploying capital into our middle-market lending business, the loans of which are similar in nature to bank loans.
On October 31, 2013, we, through RCC Residential, Inc., a taxable REIT subsidiary, acquired a residential mortgage origination company, Primary Capital Mortgage LLC, or PCM, an Atlanta-based firm.  Our acquisition of PCM represents a return to the residential mortgage investment market, by providing us with our first residential mortgage origination platform. On June 30, 2014, we also closed a residential jumbo loan-backed securitization where we retained approximately $30 million of the structure's mezzanine securities, of which we sold approximately $27 million in April 2015. PCM is now licensed in 37 states, up from seven states when we acquired the business. We intend to cautiously expand the origination business, including the residential jumbo loan area, over the coming year while continuing to add technology, staff and infrastructure.
In the past, we also had at our disposal the use of recycled capital in our bank loan CLO structures to make new investments. As of March 31, 2015, both of our remaining bank loan CLOs and our two earlier vintage real estate CDOs had ended their reinvestment periods. Additionally, our three most recent securitizations were structured as static deals, as such, they were not structured with reinvestment periods. As such, principal and interest received by these vehicles will be used to paydown their note balances and to provide distributions in accordance with their respective indentures. As these vehicles liquidate, we expect to use the returned capital to invest in strategic opportunities as they arise.
We continue to see a decline in our commercial finance assets, specifically, our bank loan portfolio, as two of our bank loan CLOs were substantially liquidated in 2013. Two of our CLOs were liquidated in 2014, whereby the second deal returned $29.8 million to us during the three months ended March 31, 2015 and another has been called and is expected to liquidate in June 2015. The remaining legacy CLO in our portfolio has finished its reinvestment period and, as a result, as the collateral assets repay the proceeds are used to pay down the associated debt.  This trend has caused our net interest income from bank loans to decline substantially in 2014 and the declining trend will continue throughout 2015. We began to mitigate this trend by investing in new CLOs and European structured notes in late 2013 and in 2014. We also expect to mitigate this trend by continuing to grow our real estate lending platform and, to a lesser extent, by deploying capital into our middle-market lending business, which loans are similar in nature to bank loans.
In the latter half of 2013, we seeded a middle market lending operation operated by our Manager with funds to invest on our behalf. These funds were derived from proceeds of sales from a partial liquidation of our trading portfolio. Our first investments were in bank loans purchased in the secondary market; however, in December 2013, we closed on a self-originated loan.  We made additional investments of $268.6 million in 2014 and $54.2 million in the first quarter of 2015, which is a trend we expect to continue in 2015. We expect that, as our middle market loan operations grow, they will help to mitigate the revenues lost as a result of the liquidation and run-off of several bank loan CLOs. In September 2014, we closed a syndicated financing facility for this business with a capacity of $125.0 million and an accordion feature to expand the capacity to $225.0 million. As we previously projected, the facility has since been modified to a current maximum availability of $190.0 million and the accordion feature was expanded to $300.0 million. We had $135.0 million outstanding on this facility as of March 31, 2015. We expect to utilize the accordion feature further and grow this business operation in 2015. As a result of the developments above, we expect to continue to modestly grow our net interest income in 2015.  However, because we believe that economic conditions in the United States are fragile, and could be significantly harmed by occurrences over which we have no control, we cannot assure you that we will be able to meet our expectations, or that we will not experience net interest income reductions.
As of March 31, 2015, we had allocated our invested equity capital among our targeted asset classes as follows: 72% in CRE assets, 24% in commercial finance assets and 4% in other investments. As of December 31, 2014, we had allocated our invested equity capital as follows: 67% in CRE assets, 29% in commercial finance assets and 4% in other assets.

(Back to Index)

(Back to Index)

Results of Operations
Our net income allocable to common shares for the three months ended March 31, 2015 was $9.4 million or $0.07 per share (basic and diluted) as compared to net income allocable to common shares of $15.1 million, or $0.12 per share (basic and diluted) for the three months ended March 31, 2014.
Interest Income
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2015		March 31, 2014
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	5.04%	$315,344	4.55%	$489,089
Middle market loans	9.90%	$263,161	8.74%	$53,604
Commercial real estate loans	6.11%	$1,415,563	5.90%	$910,904

Interest income from securities:
CMBS-private placement	3.06%	$201,060	6.42%	$226,105
ABS	17.83%	$51,358	4.71%	$24,971
Corporate bonds	4.88%	$2,455	8.08%	$2,359
Residential mortgage-backed securities, or RMBS	3.16%	$31,097	1.41%	$9,239

Preference payments on structured notes	14.81%	$20,918	28.25%	$39,359

(Back to Index)

(Back to Index)

The following tables summarize interest income for the periods indicated (in thousands, except percentages):

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
Three Months Ended March 31, 2015
Bank loans	3.79%	$(721)	$215	$3,435	$351	$4,001
Middle market loans	9.34%	$(381)	12	6,121	350	6,483
Commercial real estate loans	5.34%	$(8,023)	(33)	21,845	367	22,179
Total interest income from loans			194	31,401	1,068	32,663
CMBS-private placement	4.90%	$(3,060)	(914)	2,464	—	1,550
ABS	15.52%	$(1,057)	121	2,100	—	2,221
Corporate bonds	4.88%	$(38)	2	30	—	32
RMBS	3.16%	$(1,876)	—	249	—	249
Total interest income from securities			(791)	4,843	—	4,052
Direct financing leases	N/A	N/A	—	95	—	95
Total interest income from securities			—	95	—	95
Preference payments on structured notes	N/A	N/A	—	764	—	764
Other			—	68	—	68
Total interest income - other			—	832	—	832
Total interest income			$(597)	$37,171	$1,068	$37,642
Three Months Ended March 31, 2014
Bank loans	3.87%	$(2,632)	$594	$4,829	$249	$5,672
Middle market loans	8.26%	(109)	(36)	1,207	—	1,171
Commercial real estate loans	5.61%	$(82)	9	13,229	148	13,386
Total interest income from loans			567	19,265	397	20,229
CMBS-private placement	3.76%	$(6,170)	592	3,037	—	3,629
ABS	1.87%	$(2,174)	177	118	—	295
Corporate bonds	6.96%	$(103)	7	41	—	48
RMBS	—%	$—	—	32	—	32
Total interest income from securities			776	3,228	—	4,004
Preference payments on structured notes	N/A	N/A	—	2,780	—	2,780
Other			—	72	—	72
Total interest income - other			—	2,852	—	2,852
Total interest income			$1,343	$25,345	$397	$27,085

(Back to Index)

(Back to Index)

	For the Three Months Ended		Year to	Year to
	March 31,		Year	Year
	2015	2014	Dollar Change	Percent Change
Interest income:
Interest income from loans:
Bank loans	$4,001	$5,672	$(1,671)	(29)%
Middle market loans	6,483	1,171	5,312	454%
Commercial real estate loans	22,179	13,386	8,793	66%
Total interest income from loans	32,663	20,229	12,434	61%

Interest income from securities:
CMBS-private placement	1,550	3,629	(2,079)	(57)%
ABS	2,221	295	1,926	653%
Corporate bonds	32	48	(16)	(33)%
RMBS	249	32	217	678%
Total interest income from securities	4,052	4,004	48	1%

Interest income from leasing:
Direct financing leases	95	—	95	100%
Total interest income from leasing	95	—	95	100%

Interest income - other:
Preference payments on structured notes (1)	764	2,780	(2,016)	(73)%
Temporary investment in over-night repurchase agreements	68	72	(4)	(6)%
Total interest income - other	832	2,852	(2,020)	(71)%
Total interest income	$37,642	$27,085	$10,557	39%
Three Months Ended March 31, 2015 as compared to Three Months Ended March 31, 2014
Aggregate interest income increased $10.6 million (39%) to $37.6 million for the three months ended March 31, 2015, from $27.1 million for the three months ended March 31, 2014. We attribute these changes to the following:
Interest Income from Loans
Bank loans. The weighted average loan balance of our bank loan portfolio decreased by $173.7 million to $315.3 million principally due to two of our CLOs, Apidos CLO I and Moselle CLO, liquidating in October 2014 and December 2014, respectively. Additionally, the remaining CLOs, Apidos III and Apidos Cinco, had matured and reached the end of their reinvestment periods either in prior years or relatively early in 2014, and, as a result, any principal collected was used to pay down notes instead of being reinvested in new assets. The increase in the weighted average yield from 4.55% to 5.04% was primarily the result of the liquidation of Apidos I in 2014.
Middle market loans. Through focused efforts to increase the investment in our middle market lending business, the portfolio grew from a weighted average balance of $53.6 million for the three months ended March 31, 2014 to a weighted average balance of $263.2 million for the three months ended March 31, 2015. Concurrent with this growth and changes in the general lending market, the weighted average yield on investments increased from 8.74% at March 31, 2014 to 9.90% at March 31, 2015.
Commercial real estate loans. Interest income on CRE loans increased $8.8 million to $22.2 million for the three months ended March 31, 2015 as compared to $13.4 million for the three months ended March 31, 2014 due primarily to an increase in the weighted average balance of loans from $910.9 million to $1.4 billion, and to a lesser extent, an increase in the weighted average yield from 5.90% to 6.11%. The increase in the weighted average balance of loans is due to our origination of loans for inclusion in our CRE securitizations that closed in July 2014 and February 2015.

(Back to Index)

(Back to Index)

Interest Income from Securities
Asset-Backed Securities, or ABS. Interest income from ABS increased $1.9 million to $2.2 million for the three months ended March 31, 2015 as compared to $295,000 for the three months ended March 31, 2014. This increase is primarily due to the acquisitions of structured asset-backed securities by our consolidated variable interest entities, RCM Global, LLC, or RCM Global, and Pelium Capital which significantly contributed to the increase in the weighted average balance of the ABS portfolio from $25.0 million to $51.4 million. These purchases also increased the weighted average yield of our ABS portfolio from 4.71% to 17.83% in three months ended March 31, 2015, as these securities are higher-yielding, foreign-currency denominated CLO mezzanine and equity debt securities purchased at significant discounts to par.
Interest income - other.  Interest income - other decreased $2.0 million to $832,000 for the three months ended March 31, 2015 as compared to $2.9 million for the three months ended March 31, 2014. This decrease is related to the decline in interest income provided by Moselle CLO, which liquidated in December 2014.
Interest Expense
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2015		March 31, 2014
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
Bank loans	1.09%	$316,219	1.10%	$528,076
Middle market loans	3.10%	$109,450	—%	$—
Commercial real estate loans	2.66%	$915,767	2.29%	$573,762
CMBS-private placement	1.55%	$80,162	2.53%	$49,001
RMBS	3.52%	$21,880	—%	$—
Hedging instruments	5.46%	$119,464	5.30%	$122,681
Securitized borrowings	15.42%	$5,626	—%	$—
Convertible senior notes	8.32%	$201,667	8.10%	$115,000
General	4.61%	$51,548	4.57%	$51,548

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
Three Months Ended March 31, 2015
Bank loans	0.92%	$7	$128	$729	$857
Middle market loans	2.71%	$2,892	106	774	880
Commercial real estate loans	1.91%	$3,803	705	5,356	6,061
CMBS-private placement	1.55%	$—	—	321	321
RMBS	1.17%	$—	—	192	192
Hedging	5.24%	$7	—	1,634	1,634
Securitized borrowings	—%	$—	—	214	214
Convertible Senior Notes	8.32%	$—	727	3,414	4,141
General	4.20%	$5,056	50	552	602
Total interest expense			$1,716	$13,186	$14,902

For the Three Months Ended March 31, 2014
Bank loans	0.93%	$103	$227	$1,238	$1,465
Middle market loans	—%	$—	—	—	—
Commercial real estate loans	1.70%	$1,459	860	2,576	3,436
CMBS-private placement	1.31%	$—	12	167	179
RMBS	—%	$—	—	—	—
Hedging	5.07%	$103	—	1,626	1,626
ABS	—%	$—	—	—	—
Securitized borrowings	—%	$—	—	—	—
Convertible Senior Notes	6.00%	$—	603	1,725	2,328
General	4.19%	$494	49	545	594
Total interest expense			$1,751	$7,877	$9,628

	Three Months Ended		Year to	Year to
	March 31,		Year	Year
	2015	2014	Dollar Change	Percent Change
Interest expense:
Bank loans	$857	$1,465	$(608)	(42)%
Middle market loans	880	—	880	100%
Commercial real estate loans	6,061	3,436	2,625	76%
CMBS-private placement	321	179	142	79%
RMBS	192	—	192	100%
Hedging instruments	1,634	1,626	8	—%
Securitized borrowings	214	—	214	100%
Convertible senior notes	4,141	2,328	1,813	78%
General	602	594	8	1%
Total interest expense	$14,902	$9,628	$5,274	55%
(Back to Index)

(Back to Index)

Three Months Ended March 31, 2015 as compared to Three Months Ended March 31, 2014
Aggregate interest expense increased $5.3 million to $14.9 million for the three months ended March 31, 2015 as compared to $9.6 million for the three months ended March 31, 2014 We attribute this increase to the following:
Bank loans. Interest expense on bank loans decreased $608,000 to $857,000 for the three months ended March 31, 2015 as compared to $1.5 million for the three months ended March 31, 2014. This was primarily due to a decrease in the weighted average note balance outstanding from $528.1 million to $316.2 million in our bank loan CLOs due to the call and liquidation of Apidos CDO I in October 2014 and Moselle CLO in December 2014, which resulted in the paydown of all of their outstanding notes. In addition, Apidos CDO III and Apidos Cinco CDO reached the ends of their reinvestment periods; and, as a result, principal received from their collateral is being used to pay down the principal amounts of the CLO notes.
Middle market loans. In September 2014, we closed on a senior revolving debt facility for our new middle market loan portfolio comprised of direct originations and syndicated loans. Interest expense on middle market loans was $880,000 for the three months ended March 31, 2015. There was no such expense for the three months ended March 31, 2014. The facility had a weighted average balance of $109.5 million with a weighted average cost of funds of 3.10%. As of March 31, 2015, we had approximately $135.0 million outstanding on this facility. As we continue to focus on the growth of the middle market platform and its lending capabilities, we expect to expand our use of this facility throughout 2015 and will seek to extend availability up to the full $300.0 million of stated capacity.
Commercial real estate loans. Interest expense on CRE loans increased $2.6 million to $6.1 million for the three months ended March 31, 2015 as compared to $3.4 million for the three months ended March 31, 2014. This was primarily as a result of the consolidation of Resource Capital Corp. 2014-CRE2, or RCC 2014-CRE2, a securitization that closed in July 2014, as well as the consolidation of Resource Capital Corp. 2015-CRE3, or RCC 2015-CRE3, a securitization that closed in February 2015. These increases were partially offset by senior note paydowns in Resource Real Estate Funding CDO 2006-1, or RREF CDO 2006-1, Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, and RCC CRE Notes 2013 as the underlying collateral paid down or paid off. In addition, there were increased borrowings on our two term facilities during the warehouse periods prior to closing on RCC 2014-CRE2 and RCC 2015-CRE3.
Securitized borrowings. Securitized borrowings expense was $214,000 for the three months ended March 31, 2015. The current year's interest expense is completely related to Moselle CLO, which was consolidated in 2014 and substantially liquidated in December 2014.
Convertible senior notes. Interest expense on convertible senior notes increased $1.8 million to $4.1 million for the three months ended March 31, 2015 as compared to $2.3 million for the three months ended March 31, 2014. The current year interest expense includes interest expense taken on our $100.0 million of 8% Convertible Notes which we issued in January 2015.
Revenue
The following table sets forth information relating to our revenue incurred for the periods presented (in thousands):

	Three Months Ended		Year to	Year to
	March 31,		Year	Year
	2015	2014	Dollar Change	Percent Change
Revenue:
Rental income	$—	$5,152	$(5,152)	(100)%
Dividend income	16	136	(120)	(88)%
Fee income	1,605	2,500	(895)	(36)%
Total revenue	$1,621	$7,788	$(6,167)	(79)%
Three Months Ended March 31, 2015 as compared to Three Months Ended March 31, 2014
Rental income. Rental income decreased $5.2 million to $0 for the three months ended March 31, 2015. This decrease relates to the sale of all of our rental properties during 2014. We do not hold any investments in real estate as of March 31, 2015.
Fee income. Fee income decreased $895,000 to $1.6 million for the three months ended March 31, 2015. Run-off of managed assets related to our investment in Resource Capital Asset Management, or RCAM, substantially accounted for this decrease. RCAM holds asset-based, management contracts that entitle us to collect senior, subordinated, and incentive fees related to three CLO issuers.

(Back to Index)

(Back to Index)

Operating Expenses
The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	For the Three Months Ended		Year to	Year to
	March 31,		Year	Year
	2015	2014	Dollar Change	Percent Change
Operating expenses:
Management fees − related party	$3,560	$3,080	$480	16%
Equity compensation − related party	995	1,667	(672)	(40)%
Rental operating expense	6	3,396	(3,390)	(100)%
Lease operating	23	—	23	100%
General and administrative - Corporate	4,783	2,840	1,943	68%
General and administrative - PCM	7,079	3,426	3,653	107%
Depreciation and amortization	565	836	(271)	(32)%
Net impairment losses recognized in earnings	59	—	59	100%
Provision (recovery) for loan losses	3,990	(3,960)	7,950	201%
Total operating expenses	$21,060	$11,285	$9,775	87%
Three Months Ended March 31, 2015 as compared to Three Months Ended March 31, 2014
Management fees − related party. Management fees-related party increased $480,000 to $3.6 million for the three months ended March 31, 2015 as compared to $3.1 million for the three months ended March 31, 2014. This expense represents compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio. The changes are described below:

•
Base management fees increased by $479,000 for the three months ended March 31, 2015. This increase was due to increased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $30.4 million of proceeds from sales of common stock through our Dividend Reinvestment and Stock Purchase Plan, or DRIP, from January 1, 2014 through March 31, 2015. In addition, we issued approximately 388,000 shares, 2.3 million shares and 4.8 million shares of Series A preferred stock, Series B preferred stock, and Series C preferred stock, respectively, from January 1, 2014 through March 31, 2015, for which we received $175.8 million of proceeds.

•
Incentive management fees to our Manager, which are based upon the excess of adjusted operating earnings, as defined in the management agreement, over a variable base rate. There were no fees paid for the three months ended March 31, 2015 or the three months ended March 31, 2014.

Equity compensation - related party. Equity compensation - related party decreased $672,000 to $995,000 for the three months ended March 31, 2015 as compared to $1.7 million for the three months ended March 31, 2014. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager as well as employees through our recently acquired residential mortgage company subsidiary. The decrease in equity compensation expense was primarily attributable to a decrease in our stock price, which directly impacts our quarterly measurement of compensation expense due to the revaluation of unvested share-based compensation.
Rental operating expense. Rental operating expense decreased $3.4 million to $6,000 for the three months ended March 31, 2015 as compared to $3.4 million for the three months ended March 31, 2014. This decrease in expenses is due to the sale of our remaining properties in 2014. We currently hold no investments in real estate as of March 31, 2015.
General and administrative expense - Corporate. General and administrative expense - Corporate increased $1.9 million to $4.8 million for the three months ended March 31, 2015 as compared to $2.8 million for the three months ended March 31, 2014. This increase is primarily the result of the following: a non-recurring expense of approximately $399,000 relating to a proposed restructuring on which we determined not to move forward, an increase of $268,000 due to the timing of audit services provided, approximately $158,000 related to increased costs for valuation services on our portfolio investments, approximately $393,000 related to discretionary bonuses paid and an increase in overall payroll costs year over year due to increased headcount.

(Back to Index)

(Back to Index)

General and administrative expense - PCM. General and administrative expense - PCM increased $3.7 million to $7.1 million for the three months ended March 31, 2015 as compared to $3.4 million for the three months ended March 31, 2014. The increase reflects increased professional services and increased compensation costs to support PCM's strategic growth plan.
Depreciation and amortization. Depreciation and amortization decreased $271,000 to $565,000 for the three months ended March 31, 2015 as compared to $836,000 for the three months ended March 31, 2014. The decrease was primarily the result of the sale of all of our investment properties during 2014. We held no investments in real estate for the three months ended March 31, 2015.
Provision for loan losses. Provision for loan losses increased $8.0 million to $4.0 million for the three months ended March 31, 2015 as compared to a benefit of $4.0 million for the three months ended March 31, 2014. The following table summarizes the information relating to our provision for loan losses for the periods presented (in thousands):

	For the Three Months Ended		Year to	Year to
	March 31,		Year	Year
	2015	2014	Dollar Change	Percent Change
CRE loan portfolio	$—	$(4,572)	$4,572	(100)%
Bank loan portfolio	1,415	612	803	131%
Middle market loan portfolio	2,566	—	2,566	100%
Residential mortgage loans	197	—	197	100%
Loan receivable related party	(188)	—	(188)	100%
Total provision for loan losses	$3,990	$(3,960)	$7,950	(201)%
CRE loan portfolio provision - No additional provisions were recorded as of the quarter ended March 31, 2015, due to sustained positive credit indicators both in the general United States economy and at the portfolio level. As of March 31, 2014, we obtained a recovery of $4.5 million on one of our mezzanine loan positions. The loan, which previously had a partial reserve, was paid off in full.
Bank loan portfolio provision - The bank loan provision increased by $803,000 for the three months ended March 31, 2015 to $1.4 million. The principal reason for the increased provision was the recognition of general reserves on two new credits (increasing provisions approximately $600,000), as well as the recognition of losses on positions that were subsequently sold. We record all such losses as an adjustment to the allowance for loan and lease losses, effectively increasing the provision for loan and lease losses.
Middle market loan portfolio provision - The middle market loan provision increased by $2.6 million for the three months ended March 31, 2015 due to a specific reserve taken on one position due to its decline in credit quality. There was no provision on the middle market loans as of March 31, 2014.
Residential mortgage loan provision - The residential mortgage loan provision increased by $197,000 for the three months ended March 31, 2015 due to an unrealized loss taken on our jumbo loan portfolio. We had not established our jumbo loans portfolio in the three months ended March 31, 2014.
Loan receivable related party provision - The loan receivable - related party provision decreased by $188,000 for the three months ended March 31, 2015 due to a recovery taken on the losses that were previously recognized when we assumed lease collateral as payment in full of our related party loan in the fourth quarter of 2014.
Other Income (Expense)
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

(Back to Index)

(Back to Index)

	Three Months Ended		Year to	Year to
	March 31,		Year	Year
	2015	2014	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated subsidiaries	$706	$2,014	$(1,308)	(65)%
Net realized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	14,423	2,088	12,335	591%
Net realized and unrealized gain (loss) on investment securities, trading	2,074	(1,560)	3,634	233%
Unrealized gain (loss) and net interest income on linked transactions, net	235	2,305	(2,070)	(90)%
(Loss) on reissuance/gain on extinguishment of debt	(900)	(69)	(831)	(1,204)%
(Loss) gain on sale of real estate	(22)	—	(22)	(100)%
Other income (expense)	—	(1,262)	1,262	100%
Total other income (expense)	$16,516	$3,516	$13,000	370%
Three Months Ended March 31, 2015 as compared to Three Months Ended March 31, 2014
Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries decreased $1.3 million to $706,000 for the three months ended March 31, 2015 as compared to $2.0 million for the three months ended March 31, 2014. This decrease in earnings was primarily related to the properties in which we owned equity interests in a real estate joint venture. We recognized $866,000 from the sale of a property for the three months ended March 31, 2014. We did not recognize any income from this joint venture in 2015 as all properties were sold during 2014. We also recognized $984,000 of income in our investment in School Lane House during the three months ended March 31, 2014. We did not recognize any income from this investment in 2015 as the investment was sold during 2014.
Net realized gain on sales of investment securities available-for-sale and loans. Net realized gain on investment securities available-for-sale and loans increased $12.3 million to $14.4 million for the three months ended March 31, 2015 as compared to $2.1 million for the three months ended March 31, 2014. This increase is primarily related to the gain on the sale and settlement of certain securities in the RCM Global portfolio, and the in-kind distribution and subsequent sale of those securities, net realized and unrealized gains on foreign exchange transactions, and unrealized gains on interest rate lock commitments on our residential loan portfolio.
Net realized and unrealized (loss) gain on investment securities, trading. Net realized and unrealized (loss) gain on investment securities, trading increased $3.6 million to $2.1 million during the three months ended March 31, 2015 as compared to a loss of $1.6 million for the three months ended March 31, 2014. The increase is primarily related to the unrealized and realized gains recognized on Pelium Capital, our consolidated subsidiary that invests in structured securities classified as trading securities. We did not make a capital investment in Pelium Capital until September 2014, and, therefore, had no such income during the three months ended March 31, 2014.
Unrealized gain (loss) and net interest income on linked transactions, net. Unrealized gain (loss) and net interest income on linked transactions, net, decreased $2.1 million to $235,000 for the three months ended March 31, 2015 as compared to $2.3 million for the three months ended March 31, 2014 . The amounts were related to our CMBS securities that were purchased with repurchase agreements with the same counterparty from whom the securities were purchased. These transactions were entered into contemporaneously or in contemplation of each other and were presumed not to meet sale accounting criteria. We accounted for these transactions on a net basis and recorded a forward purchase commitment to purchase securities (each, a “linked transaction”) at fair value. Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.
Loss on reissuance/gain on extinguishment of debt. Loss on reissuance/gain on extinguishment of debt increased $831,000 to a loss of $900,000 for the three months ended March 31, 2015 as compared to a loss of $69,000 for the three months ended March 31, 2014. The transactions that give rise to the recognition of a loss on the reissuance of debt resulted from the reissuance of previously repurchased senior and junior notes in our consolidated variable interest entities in the open market. These senior and junior notes were originally repurchased at discounts to par and represent an opportunity to provide us strategic financing at beneficial rates upon reissuance. At the date these notes were repurchased, a gain, representative of the difference between the repurchase price and the par value of the note, was recognized. Because these same notes were reissued during the three months

(Back to Index)

(Back to Index)

ended March 31, 2015, at a price less than par, an unrealized loss equal to the difference between the reissued price and the par value of the note was recognized in current earnings.
Other income (expense). Other income (expense) increased $1.3 million for the three months ended March 31, 2015. During the same period in 2014, The Company recorded a loss on the consolidation of LCF, our entity which originates and acquires life settlement contracts, of $1.3 million as a result of our additional investment in and acquisition of a controlling financial interest in the company during the first quarter of 2014. No such loss was recorded in the three months ended March 31, 2015.
Financial Condition
Summary.
Our total assets were $2.9 billion at March 31, 2015 as compared to $2.7 billion at December 31, 2014.  The increase in total assets was principally due to the increase in CRE originations and our available-for-sale securities, slightly offset by the decline in our bank loan portfolios.
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

(Back to Index)

(Back to Index)

	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
As of March 31, 2015
Loans Held for Investment:
Commercial real estate loans (1):
Whole loans	$1,362,382	$1,358,459	52.67%	5.30%
B notes	16,031	16,009	0.62%	8.68%
Mezzanine loans	67,471	67,373	2.61%	7.47%
Bank loans (4)	224,317	223,597	8.67%	3.77%
Middle market loans (5)	294,793	292,281	11.33%	9.34%
Residential mortgage loans (6)	2,641	2,531	0.10%	4.55%
Loans receivable-related party	1,229	1,229	0.05%	4.62%
	1,968,864	1,961,479	76.05%
Loans held for sale (2):
Bank loans	73,892	73,892	2.87%	4.01%
Residential mortgage loans	174,559	174,362	6.76%	3.95%
	248,451	248,254	9.63%
Investments in Available-for-Sale Securities:
CMBS-private placement	188,052	193,768	7.51%	5.19%
RMBS	28,964	30,156	1.17%	3.18%
ABS	45,889	57,735	2.24%	N/A (3)
Corporate Bonds	2,417	2,411	0.09%	4.88%
	265,322	284,070	11.01%
Investment Securities-Trading:
Structured notes	31,762	29,770	1.15%	N/A (3)
RMBS	—	—	—%	N/A (3)
	31,762	29,770	1.15%
Other (non-interest bearing):
Property held for sale	180	180	0.01%	N/A
Investment in unconsolidated entities	55,488	55,488	2.15%	N/A
	55,668	55,668	2.16%
Total Investment Portfolio	$2,570,067	$2,579,241	100.00%

(Back to Index)

(Back to Index)

	Amortized cost	Net Carrying Amount	Percent of portfolio	Weighted average coupon
As of December 31, 2014
Loans Held for Investment:
Commercial real estate loans (1):
Whole loans	$1,263,592	$1,259,834	52.26%	5.33%
B notes	16,072	16,017	0.66%	8.68%
Mezzanine loans	67,366	67,136	2.78%	7.44%
Bank loans (4)	330,648	330,078	13.69%	3.70%
Middle market loans (5)	250,113	250,113	10.38%	8.35%
Residential mortgage loans (6)	2,802	2,802	0.12%	4.57%
Loans receivable-related party	1,277	1,277	0.05%	4.62%
	1,931,870	1,927,257	79.94%
Loans held for sale (2):
Bank loans	282	282	0.01%	3.76%
Residential mortgage loans	111,454	111,454	4.62%	4.04%
	111,736	111,736	4.63%
Investments in Available-for-Sale Securities:
CMBS-private placement	168,669	170,405	7.07%	4.78%
CMBS-linked transactions	14,900	15,367	0.64%	5.44%
RMBS	29,814	30,751	1.28%	3.17%
ABS	55,617	72,157	2.99%	N/A (3)
Corporate Bonds	2,415	2,407	0.10%	4.88%
	271,415	291,087	12.08%
Investment Securities-Trading:
Structured notes	23,319	20,786	0.86%	N/A (3)
RMBS	1,896	—	—%	N/A (3)
	25,215	20,786	0.86%
Other (non-interest bearing):
Property held for sale	180	180	0.01%	N/A
Investment in unconsolidated entities	59,827	59,827	2.48%	N/A
	60,007	60,007	2.49%
Total Investment Portfolio	$2,400,243	$2,410,873	100.00%

(1)
Net carrying amount includes allowance for loan losses of $4.0 million at March 31, 2015, allocated as follows: general allowance: B notes $22,000, mezzanine loans $98,000 and whole loans $1.7 million; specific allowance: $2.2 million. Net carrying amount includes allowance for loan losses of $4.0 million at December 31, 2014, allocated as follows: general allowance: B notes $55,000, mezzanine loans $230,000 and whole loans $3.8 million.

(2)	Loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.

(3)	There is no stated rate associated with these securities.

(4)	Net carrying amount includes allowance for loan losses of $720,000 and $570,000 at March 31, 2015 and December 31, 2014, respectively.

(5)	Net carrying amount includes allowance for loan losses of $2.5 million and $0 at March 31, 2015 and December 31, 2014, respectively.

(6)	Net carrying amount includes allowance for loan losses of $110,000 and $0 at March 31, 2015 and December 31, 2014, respectively.
Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS portfolio at a net discount to par value.  At March 31, 2015 and December 31, 2014, the remaining discount to be accreted into income over the remaining lives of the securities was $4.3 million and $3.6 million, respectively. At March 31, 2015 and December 31, 2014, the remaining premium to be amortized into income over the remaining lives of the securities was $1.2 million and $619,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.

(Back to Index)

(Back to Index)

We had no losses included in earnings due to other-than-temporary impairment charges during the three months ended March 31, 2015 and 2014, respectively, on positions that supported the Company’s CMBS investments.
Securities classified as available-for-sale have increased on a net basis as of March 31, 2015 as compared to December 31, 2014 primarily due to the change in guidance on CMBS linked transactions and the effect of financial statement reclassification. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.
The following table summarizes our CMBS-private placement at fair value (in thousands, except percentages):

	Fair Value at					Fair Value at
	December 31, 2014	Net Purchases	Upgrades/Downgrades	Paydowns	MTM Change Same Ratings	March 31, 2015
Moody's Ratings Category:
Aaa	$37,783	$—	$—	$(2,081)	$(239)	$35,463
Aa1 through Aa3	5,673	—	—	(149)	151	5,675
A1 through A3	10,941	—	—	(2,500)	(679)	7,762
Baa1 through Baa3	29,938	—	—	—	(53)	29,885
Ba1 through Ba3	18,371	—	—	—	(11)	18,360
B1 through B3	54,665	—	—	(4,000)	563	51,228
Caa1 through Caa3	15,583	—	—	—	245	15,828
Ca through C	11,678	—	—	(12,555)	1,763	886
Non-Rated	34,378	4,000	—	(9,698)	1	28,681
Total	$219,010	$4,000	$—	$(30,983)	$1,741	$193,768

S&P Ratings Category:
AAA	$28,474	$—	$—	$(2,153)	$(259)	$26,062
A+ through A-	7,862	—	—	(2,500)	(43)	5,319
BBB+ through BBB-	29,029	4,000	3,269	(7,017)	(342)	28,939
BB+ through BB-	44,029	—	—	(2,652)	(40)	41,337
B+ through B-	52,644	—	(3,269)	—	423	49,798
CCC+ through CCC-	27,070	—	—	(9,600)	270	17,740
D	6,073	—	—	(6,955)	1,748	866
Non-Rated	23,829	—	—	(106)	(16)	23,707
Total	$219,010	$4,000	$—	$(30,983)	$1,741	$193,768
Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2015:
Structured notes	$30,308	$2,063	$(2,601)	$29,770
RMBS	1,896	—	(1,896)	—
Total	$32,204	$2,063	$(4,497)	$29,770

As of December 31, 2014:
Structured notes	$22,876	$1,098	$(3,188)	$20,786
RMBS	1,896	—	(1,896)	—
Total	$24,772	$1,098	$(5,084)	$20,786

(Back to Index)

(Back to Index)

We sold twelve securities during the three months ended March 31, 2015, for a realized gain of $432,000. We held 45 and 37 investment securities, trading as of March 31, 2015 and December 31, 2014, respectively.
Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio as follows (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
As of March 31, 2015:
Whole loans, floating rate (1) (4) (5)	74	$1,362,382	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,031	8.68%	April 2016
Mezzanine loans, floating rate	1	12,659	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	54,812	0.50% to 18.71%	January 2016 to September 2019
Total (2)	79	$1,445,884

As of December 31, 2014:
Whole loans, floating rate (1) (4)	73	$1,263,592	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,072	8.68%	April 2016
Mezzanine loans, floating rate	1	12,558	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	54,808	0.50% to 18.71%	January 2016 to September 2019
Total (2)	78	$1,347,030

(1)
Whole loans had $96.8 million and $105.1 million in unfunded loan commitments as of March 31, 2015 and December 31, 2014, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $4.0 million and $4.0 million as of March 31, 2015 and December 31, 2014, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Floating rate loans include two whole loans with a combined $12.0 million mezzanine components that have fixed rates of 12.0%, and two whole loans with a combined $4.2 million mezzanine components that have fixed rates of 15.0%, as of March 31, 2015 and December 31, 2014.

(5)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of March 31, 2015 and December 31, 2014.

(6)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

Bank Loans.  At March 31, 2015, our consolidated securitizations, Apidos CDO III and Apidos Cinco CDO, held a total of $298.6 million of bank loans at fair value.  The bank loans held by the securitizations secure the CDO notes they issued and are not available to satisfy the claims of our creditors.  The aggregate fair value of bank loans held decreased by $24.6 million from the fair value at December 31, 2014. The decrease was due to paydowns and sales of loans in Apidos III and Apidos Cinco which is no longer being offset by purchases within the CDOs, as the reinvestment periods have ended.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments for the periods indicated (in thousands):

	As of March 31, 2015		As of December 31, 2014
	Amortized cost	Fair Value (1)	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$14,648	$14,571	$16,205	$16,056
Ba1 through Ba3	163,502	163,939	173,118	169,207
B1 through B3	110,245	110,455	129,863	126,774
Caa1 through Caa3	4,561	4,248	5,234	4,915
Ca	—	—	—	—
No rating provided	5,253	5,421	6,510	6,256
Total	$298,209	$298,634	$330,930	$323,208

S&P ratings category:
BBB+ through BBB-	$46,004	$46,064	$48,582	$48,110
BB+ through BB-	129,654	130,062	139,544	134,434
B+ through B-	113,471	113,409	132,732	131,105
CCC+ through CCC-	3,528	3,413	3,105	3,096
CC+ through CC-	—	—	—	—
C+ through C-	—	—	—	—
D	—	—	459	208
No rating provided	5,552	5,686	6,508	6,255
Total	$298,209	$298,634	$330,930	$323,208

Weighted average rating factor	1,788		1,786

(1)     The bank loan portfolio's fair value is determined using dealer quotes.
Middle market loans.  At March 31, 2015, Northport TRS, LLC, or Northport LLC, our middle market lending platform, held a total of $291.4 million of middle market loans at fair value. The middle market loan portfolio is held as collateral under the senior secured revolving credit agreement. The aggregate fair value of middle market loans held increased by $43.7 million over their holdings at December 31, 2014. This increase was primarily due to increased originations and purchases of loans in our middle market lending platform.

(Back to Index)

(Back to Index)

	As of March 31, 2015		As of December 31, 2014
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Baa1 through Baa3	$—	$—	$—	$—
Ba1 through Ba3	—	—	—	—
B1 through B3	—	—	—	—
Caa1 through Caa3(1)	56,094	53,095	62,053	60,126
Ca	—	—	—	—
No rating provided(2)	238,699	238,354	188,060	187,655
Total	$294,793	$291,449	$250,113	$247,781

S&P ratings category:
BBB+ through BBB-	$—	$—	$—	$—
BB+ through BB-	—	—	—	—
B+ through B-	—	—	4,959	3,798
CCC+ through CCC-(1)	48,662	45,661	49,665	48,988
CC+ through CC-	—	—	—	—
C+ through C-	—	—	—	—
D	—	—	—	—
No rating provided(2)	246,131	245,788	195,489	194,995
Total	$294,793	$291,449	$250,113	$247,781

Weighted average rating factor	1,060		921

(1)     The middle market loan portfolio's fair value is determined using dealer quotes.
(2)     The middle market loan portfolio's fair value is determined using third party valuations.

(Back to Index)

(Back to Index)

The following table provides information as to the lien position and status of our bank and middle market loans, which we consolidate (thousands):

	Apidos I	Apidos III (1)	Apidos Cinco	Northport LLC	Total
March 31, 2015
Loans held for investment:
First lien loans	$153	$—	$221,021	$119,060	$340,234
Second lien loans	—	—	3,007	175,733	178,740
Third lien loans	—	—	—	—	—
Defaulted first lien loans	—	—	—	—	—
Defaulted second lien loans	—	—	215	—	215
Total	153	—	224,243	294,793	519,189
First lien loans held for sale at fair value	—	71,611	2,281	—	73,892
Total	$153	$71,611	$226,524	$294,793	$593,081

December 31, 2014
Loans held for investment:
First lien loans	$153	$80,196	$245,377	$149,287	$475,013
Second lien loans	—	—	3,572	100,826	104,398
Third lien loans	—	—	—	—	—
Defaulted first lien loans	—	—	—	—	—
Defaulted second lien loans	—	971	379	—	1,350
Total	153	81,167	249,328	250,113	580,761
First lien loans held for sale at fair value	—	—	282	—	$282
Total	$153	$81,167	$249,610	$250,113	$581,043

(1)	Total does not include $79,000 of deferred revenue as of March 31, 2015.
Asset-backed securities.  At March 31, 2015, we held a total of $57.7 million of ABS at fair value through Apidos CDO III, Apidos Cinco, RCM Global and RCC Commercial II, all of which secure the debt issued by these entities.  At December 31, 2014, we held a total of $72.2 million of ABS at fair value through Apidos CDO III, Apidos Cinco CDO, RCM Global and RCC Commercial II, all of which secured the debt issued by these entities.  The decrease in total ABS was due to the sale of structured notes in RCM Global that occurred during the three months ended March 31, 2015.

(Back to Index)

(Back to Index)

The following table summarizes our ABS at fair value (in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$8,540	$9,353	$6,084	$6,638
Aa1 through Aa3	1,538	1,627	3,748	4,168
A1 through A3	—	—	—	—
Baa1 through Baa3	—	—	243	232
Ba1 through Ba3	377	355	774	727
B1 through B3	—	—	—	—
No rating provided	43,156	46,400	44,768	60,392
Total	$53,611	$57,735	$55,617	$72,157

S&P ratings category:
AAA	$8,887	$9,745	$5,169	$5,640
AA+ through AA-	—	—	3,748	4,168
A+ through A-	—	—	—	—
BBB+ through BBB-	—	—	—	—
BB+ through BB-	774	753	774	727
B+ through B-	—	—	243	232
No rating provided	43,950	47,237	45,683	61,390
Total	$53,611	$57,735	$55,617	$72,157

Weighted average rating factor	61		99
Corporate bonds. At March 31, 2015, our consolidated securitization, Apidos Cinco CDO, held a total of $2.4 million of corporate bonds at fair value, which secure the debt issued by this entity.  These investments are held at fair value with any unrealized gain or loss reported in the equity section of the balance sheet. The aggregate fair value of corporate bonds held increased by $4,000 over those held at December 31, 2014. The increase was primarily due to the decreased unrealized losses attributable to market pricing during the three months ended March 31, 2015.
The following table summarizes our corporate bonds at fair value (in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Ca	$1,467	$1,447	$1,458	$1,447
Caa1 through Caa3	950	964	957	960
No rating provided	—	—	—	—
Total	$2,417	$2,411	$2,415	$2,407

S&P ratings category:
B+ through B-	$868	$875	$868	$870
CCC+ through CCC-	1,549	1,536	1,547	1,537
D	—	—	—	—
Total	$2,417	$2,411	$2,415	$2,407
Weighted average rating factor	7,963		7,963
Investment in Unconsolidated Entities. The following table shows our investments in unconsolidated entities as of March 31, 2015 and December 31, 2014, and equity in net earnings (losses) of unconsolidated entities for the three months ended March 31, 2015 and three months ended March 31, 2014 (in thousands):

(Back to Index)

(Back to Index)

				Equity in Net Earnings (Losses) of Unconsolidated Subsidiaries
		Balance as of	Balance as of	For the three months ended	For the three months ended
	Ownership %	March 31, 2015	December 31, 2014	March 31, 2015	March 31, 2014
Varde Investment Partners, L.P	7.5%	$654	$654	$—	$(1)
RRE VIP Borrower, LLC (1)	3% to 5%	—	—	46	866
Investment in LCC Preferred Stock	28.4%	39,469	39,416	52	(594)
Investment in CVC Global Credit Opportunities Fund	20.6%	13,817	18,209	608	834
Investment in Life Care Funding (2)	50.2%	—	—	—	(75)
Investment in School Lane House (1)		—	—	—	984
Subtotal		53,940	58,279	706	2,014
Investment in RCT I and II (3)	3%	1,548	1,548	593	589
Investment in Preferred Equity (1) (4)		—	—	—	1,228
Total		$55,488	$59,827	$1,299	$3,831

(1) Investment in School Lane House, Investment in RRE VIP Borrower and Investment in Preferred Equity were sold or repaid as of December 31, 2014.
(2) In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. In February 2014, we invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014. Ownership percentage represents ownership after consolidation.

(3)	For the three months ended March 31, 2015 and 2014, these amounts are recorded in interest expense on our consolidated statements of income.

(4)	For the three months ended March 31, 2015 and 2014, these amounts are recorded in interest income on loans on our consolidated statements of income.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the allowance for loan losses and recorded investments in loans as of the dates indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of March 31, 2015
Allowance for Loan Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$4,613
Provision (recovery) for loan losses	—	1,415	2,566	197	(188)	3,990
Loans charged-off	—	(1,265)	(54)	(197)	188	(1,328)
Recoveries	—	—	—	110	—	110
Allowance for losses at March 31, 2015	$4,043	$720	$2,512	$110	$—	$7,385
Ending balance:
Individually evaluated for impairment	$2,202	$86	$2,512	$—	$—	$4,800
Collectively evaluated for impairment	$1,841	$634	$—	$110	$—	$2,585
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$166,180	$215	$294,793	$—	$1,229	$462,417
Collectively evaluated for impairment (1)	$1,279,704	$297,994	$—	$2,641	$—	$1,580,339
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2014:
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$—	$13,807
Provision for loan losses	(3,758)	4,173	92	—	1,297	1,804
Loans charged-off	(2,615)	(6,994)	(92)	—	(1,297)	(10,998)
Allowance for losses at December 31, 2014	$4,043	$570	$—	$—	$—	$4,613
Ending balance:
Individually evaluated for impairment	$—	$570	$—	$—	$—	$570
Collectively evaluated for impairment	$4,043	$—	$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$166,180	$1,350	$250,113	$—	$1,277	$418,920
Collectively evaluated for impairment	$1,180,850	$329,580	$—	$2,802	$—	$1,513,232
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

(1)	Loan balances as of March 31, 2015 and December 31, 2014 include loans held for sale.
Credit quality indicators
Bank Loans
We use a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  We grade loans on a scale of 1-5 with 1 representing the our highest rating and 5 representing its lowest rating.  We also designate loans that are sold after the period end as held for sale at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  We consider metrics such as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies and industry dynamics in grading our bank loans.

(Back to Index)

(Back to Index)

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2015:
Bank loans	$200,966	$16,081	$5,257	$1,798	$215	$73,892	$298,209

As of December 31, 2014:
Bank loans	$291,214	$32,660	$5,424	$—	$1,350	$282	$330,930
All of our bank loans were performing with the exception of one loan with an amortized cost of $215,000 as of March 31, 2015. As of December 31, 2014, all of our bank loans were performing with the exception of two loans with an amortized cost of $1.4 million, one of which defaulted as of March 31, 2014 and the other of which defaulted as of September 30, 2014.
Middle Market Loans
We use a risk grading matrix to assign grades to middle market loans.  At inception, all middle market loans are graded at a 2 and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1-5 with 1 representing our highest rating and 5 representing its lowest rating.  A loan with a rating of a 2 is considered performing within expectations. We consider metrics such as performance of the underlying company, liquidity, collectability of interest and principal payments, enterprise valuation, default probability, and industry dynamics in grading our middle market loans.
Credit risk profiles of bank and middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2015:
Middle market loans	$—	$284,937	$4,900	$—	$4,956	$—	$294,793

As of December 31, 2014:
Middle market loans	$—	$240,245	$9,868	$—	$—	$—	$250,113
All of our middle market loans were performing as of March 31, 2015 and December 31, 2014.
Commercial Real Estate Loans
We use a risk grading matrix to assign grades to commercial real estate loans.  We grade loans at inception and continually update the assigned grades as we receive new information.  We grade loans on a scale of 1-4 with 1 representing our highest rating and 4 representing our lowest rating.  We designate loans that are sold after the period end at the lower of fair market value or cost, net of any allowances and costs associated with the loan sales. In addition to the underlying performance of the loan collateral, we consider such metrics as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading our commercial real estate loans.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of March 31, 2015
Whole loans	$1,329,882	$32,500	$—	$—	$—	$1,362,382
B notes	16,031	—	—	—	—	16,031
Mezzanine loans	45,417	22,054	—	—	—	67,471
	$1,391,330	$54,554	$—	$—	$—	$1,445,884

As of December 31, 2014:
Whole loans	$1,231,092	$32,500	$—	$—	$—	$1,263,592
B notes	16,072	—	—	—	—	16,072
Mezzanine loans	45,432	21,934	—	—	—	67,366
	$1,292,596	$54,434	$—	$—	$—	$1,347,030

(Back to Index)

(Back to Index)

All of our commercial real estate loans were current as of March 31, 2015 and December 31, 2014.
Residential Mortgage Loans
Residential mortgage loans are reviewed periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing underlying conditions. We also designate loans that are sold after the period ends as held for sale at the lower of their fair market value or cost.
During the first quarter of 2015, we recorded a recovery of loan losses in the amount of $110,000 related to two loans at par for which it had previously recognized a provision for loan losses.
Loans Receivable - Related Party
We did not record an allowance for loan loss on any related party loan during the three months ended March 31, 2015. During the year ended December 31, 2014, we recorded a provision for loan losses on one related-party loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the our books in lieu of cash settlement of the loan receivable.
Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of March 31, 2015:
Whole loans	$—	$—	$—	$—	$1,362,382	$1,362,382	$—
B notes	—	—	—	—	16,031	16,031	—
Mezzanine loans	—	—	—	—	67,471	67,471	—
Bank loans (1)	—	—	215	215	297,994	298,209	—
Middle market loans	—	—	—	—	294,793	294,793
Residential mortgage loans (2)	420	—	88	508	176,692	177,200	—
Loans receivable-related party	—	—	—	—	1,229	1,229	—
Total loans	$420	$—	$303	$723	$2,216,592	$2,217,315	$—

As of December 31, 2014:
Whole loans	$—	$—	$—	$—	$1,263,592	$1,263,592	$—
B notes	—	—	—	—	16,072	16,072	—
Mezzanine loans	—	—	—	—	67,366	67,366	—
Bank loans (1)	—	—	1,350	1,350	329,580	330,930	—
Middle Market	—	—	—	—	250,113	250,113	—
Residential mortgage loans (2)	443	82	119	644	113,612	114,256	—
Loans receivable-related party	—	—	—	—	1,277	1,277	—
Total loans	$443	$82	$1,469	$1,994	$2,041,612	$2,043,606	$—

(1)	Contains $73.9 million and $282,000 of bank loans held for sale at March 31, 2015 and December 31, 2014, respectively.

(2)	Contains $174.6 million and $111.5 million of residential mortgage loans held for sale at March 31, 2015 and December 31, 2014, respectively.
Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

(Back to Index)

(Back to Index)

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of March 31, 2015:
Loans without a specific valuation allowance:
Whole loans	$128,108	$128,108	$—	$130,445	$13,617
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$3,186
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,641	$2,641	$—	$2,641	$21
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$215	$215	$(86)	$—	$—
Middle market loans	$4,956	$4,956	$(2,512)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$128,108	$128,108	$—	$130,445	$13,617
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	3,186
Bank loans	215	215	(86)	—	—
Middle market loans	4,956	4,956	(2,512)	—	—
Residential mortgage loans	2,641	2,641	—	2,641	21
Loans receivable - related party	—	—	—	—	—
	$173,992	$173,992	$(2,598)	$171,158	$16,824

As of December 31, 2014:
Loans without a specific valuation allowance:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$2,859
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,082	$2,082	$—	$2,082	$148
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,350	$1,350	$(570)	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	2,859
Bank loans	1,350	1,350	(570)	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	2,082	2,082	—	2,082	148
Loans receivable - related party	—	—	—	—	—
	$169,612	$169,612	$(570)	$170,599	$15,686

(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended March 31, 2015:
Whole loans	2	$67,459	$67,459
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	2	$67,459	$67,459

We had no troubled-debt restructurings during the three months ended March 31, 2014. As of March 31, 2015 and 2014, there were no troubled-debt restructurings that subsequently defaulted.
Restricted Cash
At March 31, 2015, we had restricted cash of $26.8 million, which consisted of $25.3 million of restricted cash held by eleven securitizations and $1.5 million held in various reserve accounts. At December 31, 2014, we had restricted cash of $122.1 million, which consisted of $121.2 million of restricted cash on our ten securitizations and $891,000 held in various reserve accounts. The decrease of $95.3 million is primarily related to the liquidation of Moselle CLO S.A. during the three months ended March 31, 2015.
Interest Receivable
At March 31, 2015, we had interest receivable of $18.1 million, which consisted of $18.1 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  At December 31, 2014, we had interest receivable of $16.3 million, which consisted of $16.3 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  The increase resulted primarily from an increase in interest receivable on mezzanine loans of $1.5 million, an increase in interest receivable on jumbo loans of $699,000, an increase in interest receivables on bank loans of $126,000 and an increase in interest receivable on ABS of $41,000, partially offset by a decrease in interest receivable on middle market loans of $350,000, a decrease of interest receivable on CMBS of $23,000 and a decrease of interest on RMBS of $9,000.
Prepaid Expenses
The following table summarizes our prepaid expenses as the periods indicated (in thousands):

	March 31, 2015	December 31, 2014	Quarter to Quarter Change
Prepaid taxes	$2,309	$2,622	$(313)
Prepaid insurance	833	191	642
Other prepaid expenses	1,121	1,383	(262)
Total	$4,263	$4,196	$67
Prepaid expenses increased $67,000 to $4.3 million as of March 31, 2015 from $4.2 million as of December 31, 2014. The nominal increase resulted from an increase of $642,000 in prepaid insurance, partially offset by a decrease of $313,000 of prepaid taxes and a decrease of $262,000 in other prepaid expenses.

(Back to Index)

(Back to Index)

Other Assets
The following table summarizes our other assets as of the periods indicated (in thousands):

	March 31, 2015	December 31, 2014	Quarter to Quarter Change
Mortgage servicing rights	$11,484	$9,374	$2,110
Investment in life settlement contracts	3,915	3,361	554
Management fees receivable	960	1,076	(116)
Fixed assets - non real estate	2,018	1,901	117
Other assets	4,384	8,892	(4,508)
Total	$22,761	$24,604	$(1,843)
The decrease of approximately $1.8 million in other assets is due primarily to the settlement of a $3.7 million syndicated bank loan position that had traded but was unsettled as of December 31, 2014, offset by an increase of $2.1 million in our mortgage servicing rights portfolio whose growth has been supported by an increase in our residential mortgage loan pipeline and sales volume fueled by the expansion into and the offering of our mortgage product in new states in which we have become licensed. Additionally, we saw an increase in our investments in life settlement contracts from the net acquisition of new contracts during the period ended March 31, 2015 of $554,000.
Hedging Instruments
The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of income for the years presented:
Fair Value of Derivative Instruments as of March 31, 2015
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$137,983	Derivatives, at fair value	$2,761
Forward contracts - residential mortgage lending	$78,968	Derivatives, at fair value	$384
Forward contracts - foreign currency, hedging	$40,005	Derivatives, at fair value	$7,016
Warrants	$492	Derivatives, at fair value	$859
Total return swap	$3,000	Derivatives, at fair value	$3,016
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$136,129	Derivatives, at fair value	$7,539
Interest rate lock agreements	$511	Derivatives, at fair value	$2
Forward contracts - residential mortgage lending	$155,000	Derivatives, at fair value	$1,204
Forward contracts - TBA securities	$23,500	Derivatives, at fair value	$115

Interest rate swap contracts	$136,129	Accumulated other comprehensive income	$7,539

(Back to Index)

(Back to Index)

Fair Value of Derivative Instruments as of December 31, 2014:
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$59,467	Derivatives, at fair value	$970
Forward contracts - residential mortgage lending	$5,000	Derivatives, at fair value	$7
Forward contracts - RMBS securities	$42,614	Derivatives, at fair value	$1,297
Forward contracts - foreign currency, hedging	$54,948	Derivatives, at fair value	$3,377
Options - U.S. Treasury futures	$90	Derivatives, at fair value	$52
Warrants	$492	Derivatives, at fair value	$898
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$124,017	Derivatives, at fair value	$8,680
Interest rate lock agreements	$798	Derivatives, at fair value	$10
Forward contracts - residential mortgage lending	$154,692	Derivatives, at fair value	$1,036
Forward contracts - TBA securities	$15,000	Derivatives, at fair value	$47

Interest rate swap contracts	$124,017	Accumulated other comprehensive income	$8,680

The Effect of Derivative Instruments on the Statements of Income for the
Three Months Ended March 31, 2015
(in thousands)

	Derivatives
	Notional Amount	Statement of Income Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	$136,129	Interest expense	$1,634
Interest rate swap contracts, hedging	$15,000	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$112
Interest rate lock agreements	$138,494	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$2,759
Forward contracts - RMBS securities	$38,865	Net realized gain on sales of investment securities available-for-sale and loans	$46
Forward contracts - residential mortgage lending	$233,968	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$283
Forward contracts - foreign currency, hedging	$40,004	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$3,638
Options - U.S. Treasury futures	$190	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$199
Forward contracts - TBA securities	$23,500	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(115)

(Back to Index)

(Back to Index)

The Effect of Derivative Instruments on the Statements of Income for the
Three Months Ended March 31, 2014
(in thousands)

	Derivatives
	Notional Amount	Statement of Income Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	$126,111	Interest expense	$1,626
Interest rate lock agreements	$33,912	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$433
Forward contracts - residential mortgage lending	$48,890	Net realized gain on sales of investment securities available-for-sale and loans	$60

(1)	Negative values indicate a decrease to the associated line items in our balance sheets or consolidated statements of income.
With interest rates projected to remain low, the scheduled maturity of one hedge, and the continued amortization of our swaps during 2015, we expect that the fair value of our interest rate swap hedges will modestly improve in 2015.  We entered into a new swap contract during the three months ended March 31, 2015 in order to hedge against unfavorable rate movements against our jumbo residential mortgage loan portfolio, and we may continue to seek such hedges in the future.
Our interest rate hedges at March 31, 2015 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	$27,689	4.13%	01/10/08	05/25/16	$(608)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(129)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(183)
Interest rate swap	1 month LIBOR	78,140	5.58%	06/26/07	04/25/17	(5,548)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(188)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(418)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(415)
Total CRE Swaps		$118,989				$(7,489)

CMBS Swaps
Interest rate swap	1 month LIBOR	$2,129	1.93%	02/14/2011	05/01/2015	$(3)
Interest rate swap	1 month LIBOR	377	1.30%	07/19/2011	03/18/2016	(3)
Interest rate swap	1 month LIBOR	1,634	1.95%	04/11/2011	03/18/2016	(20)
Total CMBS Swaps		$4,140				$(26)

Jumbo Loan Swap
Interest rate swap	3 month LIBOR	$13,000	1.53%	1/14/2015	1/14/2020	$(24)

Total Interest Rate Swaps		$136,129	4.78%			$(7,539)

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities
Borrowings under our repurchase agreement facilities were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our borrowings as of the periods indicated (dollars in thousands):

	March 31, 2015				December 31, 2014
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank	$29,391	$35,977	34	1.37%	$24,967	$30,180	33	1.35%

CRE Term Repurchase Facilities
Wells Fargo Bank (1)	92,296	135,951	5	2.21%	179,762	258,223	15	2.38%
Deutsche Bank AG (2)	(145)	—	—	—%	25,920	39,348	2	2.78%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	53,249	70,928	8	1.62%	33,783	44,751	8	1.62%
Wells Fargo Securities, LLC	14,536	23,929	1	1.59%	10,442	17,695	1	1.66%

Residential Investments Term Repurchase Facility
Wells Fargo Bank (3)	104,422	121,472	146	2.43%	22,212	27,885	6	1.16%

Residential Mortgage Financing Agreements
New Century Bank	46,419	53,689	231	2.8%	41,387	51,961	158	2.82%
Wells Fargo Bank	28,229	41,790	78	2.75%	61,189	95,511	104	2.75%
Totals	$368,397	$483,736			$399,662	$565,554

(1)	The Wells Fargo CRE term repurchase facility borrowing is net of $1.4 million and $1.7 million of deferred debt issuance costs as of March 31, 2015 and December 31, 2014, respectively.

(2)	The Deutsche Bank term repurchase facility is net of $145,000 and $268,000 of deferred debt issuance costs as of March 31, 2015 and December 31, 2014, respectively.

(3)	The Wells Fargo residential investments term repurchase facility is net of $125,000 and $36,000 of deferred debt issuance costs as of March 31, 2015, respectively.
We are in compliance with all financial covenants as defined in the respective agreements as of March 31, 2015.
As the result of an accounting standards update adopted on January 1, 2015, we unlinked our previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in our consolidated financial statements. Accordingly, we had no repurchase agreements being accounted for as linked transactions as of March 31, 2015.
The assets in the following table were accounted for as linked transactions as of December 31, 2014. These linked repurchase agreements were not included in borrowings on our consolidated balance sheets.

	As of December 31, 2014
	Borrowings Under Linked Transactions	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$4,941	$6,371	7	1.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	—	—%
Wells Fargo Securities, LLC	4,108	6,233	2	1.37%
Deutsche Bank Securities, LLC	24,348	36,001	10	1.57%
Totals	$33,397	$48,605

(Back to Index)

(Back to Index)

Residential Investments – Term Repurchase Facility
In June 2014, our wholly-owned subsidiaries, RCC Residential Portfolio, Inc. and RCC Residential Portfolio TRS, Inc. entered into a master repurchase and securities contract with Wells Fargo Bank, or Wells Fargo, to be used as a warehouse facility to finance the purchase of highly-rated RMBS and other residential investment assets.  In January 2015, we amended our agreement with Wells Fargo to classify trust certificates as assets eligible for sale and repurchase under the facility. The maximum borrowing amounts under the amended agreement are $110.0 million with respect to purchased RMBS, and $165.0 million with respect to trust certificates collateralized by jumbo mortgage loans, and the maximum pricing margins are 1.45% and 3.00% on RMBS and jumbo mortgage loans, respectively.

Residential Mortgage Financing Agreements
Our subsidiary, Primary Capital Mortgage, ("PCM") has master repurchase agreements with New Century Bank d/b/a Customer's Bank ("New Century") and Wells Fargo Bank, NA ("Wells Fargo") to finance the acquisition of residential mortgage loans. At March 31, 2015, PCM received waivers from both New Century and Wells Fargo on a covenant that requires PCM to maintain a minimum liquidity of $7.5 million. The waivers removed the minimum liquidity requirement and all existing defaults for the period March 1, 2015 through April 30, 2015. We were in compliance with all other financial covenant requirements under the agreements as of March 31, 2015.
Securitizations
As of March 31, 2015, we had executed ten and retained equity in seven securitizations. Pertinent information about our securitizations that occurred during the first quarter of 2015 is as follows:

•
In February 2014, we acquired the rights to manage the assets held by Moselle CLO S.A. and possessed the right to call the notes anytime after January 6, 2010 until maturity. We exercised the right in November 2014, substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus those from previous sales and paydowns in the CLO, were used to pay down the senior notes in full.

•
In February 2015, we closed Resource Capital Corp. 2015-CRE3, or RCC 2015-CRE3, a $346.2 million CRE securitization transaction that provided financing for transitional CRE loans. The investments held by RCC 2015-CRE3 collateralized $318.5 million of senior notes issued by the securitization, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the Class E and Class F Senior Notes for $36.4 million at closing. Additionally, Resource Real Estate Funding 2015-CRE3 Investor, LLC, a subsidiary of RCC Real Estate, purchased as $27.7 million equity interest representing 100% of the outstanding preference shares. At March 31, 2015, the notes issued to outside investors had a weighted average borrowing rate of 2.07%. There is no reinvestment period for RCC 2015-CRE3, which will result in the sequential paydown of notes as the underlying collateral matures and pays down, and none of the securitization's notes have been paid down as of March 31, 2015. There is no reinvestment period in RCC 2015-3; however, principal repayments, for a period ending in February 2017, may be used to purchase funding participations with respect to existing collateral held outside of the securitizations.

8% Convertible Senior Notes
In January 2015, we issued and sold in a public offering $100.0 million aggregate principal amount of its 8.0% Convertible Senior Notes due 2020, or 8.0% Convertible Senior Notes. After deducting a $1.0 million underwriting discount and deferred debt issuance costs totaling $2.1 million, we received approximately $97.0 million of net proceeds. The discount and deferred issuance costs will be amortized on a straight-line basis as additional interest expense through maturity on January 15, 2020. Interest on the 8.0% Convertible Senior Notes is paid semi-annually.
Our 8.0% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 187.4414 common shares per $1,000 principal amount of 8.0% Convertible Senior Notes (equivalent to an initial conversion price of $5.34 per common share). Upon conversion of 8.0% Convertible Senior Notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election.
Senior Secured Revolving Credit Agreement
In September 2014, we closed a $110.0 million syndicated senior secured revolving credit facility through our subsidiary, Northport TRS, LLC. In March 2015, ING Capital LLC agreed to a commitment increase of $15.0 million on the facility, bringing the agreement's effective commitment to $140.0 million as of March 31, 2015.

(Back to Index)

(Back to Index)

Equity
Total equity at March 31, 2015 was $948.7 million and gave effect to $7.7 million of unrealized losses on our cash flow hedges and $13.1 million of unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Equity at December 31, 2014 was $952.1 million and gave effect to $9.0 million of unrealized losses on cash flow hedges and $15.4 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  The slight decrease in equity during the three months ended March 31, 2015 was principally due to distributions on the Company's common stock and preferred stock.
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
Management believes that FFO and AFFO are appropriate measures of our operating performance in that they are frequently used by analysts, investors and other parties in the evaluation of REITs. Management uses FFO and AFFO as measures of its operating performance, and believes they are also useful to investors because they facilitate an understanding of our operating performance apart from non-cash and non-recurring items, that may not necessarily be indicative of current operating performance and that may not allow accurate period to period comparisons of our operating performance.

While our calculations of AFFO may differ from the methodology used for calculating AFFO by other REITs and our FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare our performance with some other REITs. Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor AFFO should be considered as an alternative to GAAP net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of its liquidity.

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income to FFO and AFFO for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2015	Per Share Data	2014	Per Share Data
Net income (loss) allocable to common shares - GAAP	$9,402	$0.07	$15,116	$0.12
Adjustments:
Real estate depreciation and amortization	—	—	292	—
(Gains) Losses on sales of property (1)	22	—	(866)	(0.01)
Gains on sale of preferred equity	—	—	(984)	(0.01)
FFO	9,424	0.07	13,558	0.10
Adjustments:
Non-cash items:
Provision (recovery) for loan losses	3,624	0.03	(125)	—
Amortization of deferred costs (non real estate) and intangible assets	3,183	0.02	2,223	0.02
Equity investment (gains) losses	(52)	—	1,282	0.01
Share-based compensation	995	0.01	1,667	0.01
Impairment losses	59	—	—	—
Unrealized losses (gains) on CMBS marks - linked transactions (2)	(235)	—	(1,763)	(0.01)
Unrealized (gains) losses on trading portfolio	(1,164)	(0.01)	442	—
Unrealized gains (losses) on derivatives	416	—	—	—
Straight-line rental adjustments	—	—	2	—
Loss on resale of debt	900	0.01	69	—
PCM provisions on mortgage servicing rights	550	0.01	300	—
Other adjustments	399	—	—	—
REIT tax planning adjustments	317	—	957	0.01
Cash items:
Gains (losses) on sale of property (1)	(22)	—	866	0.01
Gains on sale of preferred equity	—	—	984	0.01
Gain (loss) on extinguishment of debt	2,880	0.02	4,532	0.04
Capital expenditures	—	—	(13)	—
AFFO	$21,274	$0.16	$24,981	$0.20

Weighted average shares – diluted	132,304		126,668

AFFO per share – diluted	$0.16		$0.20

(1)	Amount represents gains/losses on sales of owned real estate as well as sales of joint venture real estate interests that were recorded by us on an equity basis.

(2)	Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
For the three months ended March 31, 2015, our principal sources of liquidity were: net proceeds from our 8.0% convertible notes offering on January 13, 2015, of $97.0 million, the return of equity at the close of RCC 2015-CRE3 on February 24, 2015 of $78.0 million, liquidation of Moselle CLO S.A. which returned $29.8 million (which includes $1.0 million of proceeds from forward currency contracts), cash flow from operations and $3.0 million of net proceeds from the sale of our 8.25% Series B Preferred Stock through our ATM program. These sources of liquidity principally constitute our $217.4 million of unrestricted cash at March 31, 2015.  In addition, we had capital available through a CMBS term facility to help finance the purchase of CMBS securities of $70.6 million and $506.3 million combined from two CRE term facilities for the origination of commercial real estate loans.
For the year ended December 31, 2014, our principal sources of liquidity were net proceeds from the June offering of our 8.625% Series C Preferred Stock of $116.2 million and $56.6 million of net proceeds from the sale of our 8.25% Series B Preferred Stock and 8.50% Series A Preferred Stock through our ATM program. For the year ended December 31, 2014, we also received $30.3 million of sale proceeds from our common stock DRIP. We ended the year with $79.9 million of unrestricted cash on hand, availability of $392.6 million on our CRE term facilities and availability of $70.1 million on our CMBS term facility as of December 31, 2014. On February 25, 2015 at the close of our new securitization, Resource Capital Corp. 2015-CRE3, we repaid $214.1 million, which resulted in us having $512.0 million combined availability on our CRE term facilities.
Our on-going liquidity needs consist principally of funds to make investments, make debt repurchases, make distributions to our stockholders and pay our operating expenses, including management fees.  Our ability to meet our on-going liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to above.
During the past 14 months, we have been meeting a significant portion of our debt funding requirements for CRE loans through securitizations. In February 2015, we closed a $346.2 million CRE securitization, our third in the past 14 months, which brings our total to just in excess of $1 billion of mortgage loans financed during that time frame. We will derive substantial operating cash from our equity investments in the securitizations, which do not have the same tests that our CDOs require us to maintain. These CRE securitizations do not have a reinvestment periods; however, principal payments, for a stipulated period, may be used to purchase funding participations with respect to existing collateral held outside of the securitizations. This will allow us to recycle some capital repaid and convert the designated principal for funded companion participation acquisition cash which would otherwise be used to pay down the most senior notes and reduce leverage and potential returns within the securitization.
Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments, and, in view of current market conditions, we expect to continue for at least the next 12 months.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through March 31, 2015, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue CDO financing to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

(Back to Index)

(Back to Index)

The following table sets forth the distributions made and coverage test summaries for each of our securitizations for the periods presented (in thousands):

Name	Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
	Three Months Ended March 31,	Year Ended December 31,	As of March 31,	As of March 31,	As of Initial Measurement Date
	2015 (1)	2014 (1)	2015 (2) (3)	2015 (4)
Apidos CDO III (5)	$596	$3,551	$2,304	$9,907	$11,269
Apidos Cinco CDO (6)	$2,043	$9,757	$7,004	$20,863	$17,774
RREF 2006-1 (7)	$1,015	$10,172	$3,012	$83,739	$24,941
RREF 2007-1 (8)	$10,340	$7,630	$3,764	$65,073	$26,032
RCC CRE Notes 2013 (9)	$2,871	$11,860	N/A	N/A	N/A
RCC 2014-CRE2 (10)	$3,906	$5,463	N/A	$20,663	$20,663
RCC 2015-CRE3 (11)	$111	N/A	N/A	$20,313	$20,313
Moselle CLO S.A. (12)	$28,757	$2,891	N/A	N/A	N/A
* The above table does not include Apidos CDO I, Apidos CLO VIII or Whitney CLO I, as these CLOs were previously called and were substantially liquidated.

(1)
Distributions on retained equity interests in CDOs (comprised of note investments and preference share ownership) and principal paydowns on notes owned; RREF CDO 2006-1 includes $0 and $4.2 million of principal paydowns during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)
Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of CDO notes senior to the Company's preference shares.

(4)	Overcollateralization cushion represents the amount by which the collateral held by the CDO issuer exceeds the maximum amount required.

(5)	Apidos CDO III's reinvestment period expired in June 2012.

(6)	Apidos Cinco CDO's reinvestment period expired in May 2014.

(7)	RREF CDO 2006-1's reinvestment period expired in September 2011.

(8)	RREF CDO 2007-1's reinvestment period expired in June 2012.

(9)	RCC CRE Notes 2013 closed on December 23, 2013. There is no reinvestment period for the securitization. Additionally, the indenture contains no coverage tests.

(10)	RCC 2014-CRE2 closed on July 30, 2014. There is no reinvestment period for the securitization. Additionally, the indenture contains no interest coverage test provisions.

(11)
RCC 2015-CRE3 closed on February 24, 2015; the first distribution was in March 2015. There is no reinvestment period for the securitization. Additionally, the indenture contains no interest coverage test provisions.

(12)
Moselle CLO S.A. was acquired on February 24, 2014 and the reinvestment period for this securitization expired prior to the acquisition . In December 2014, the Company liquidated Moselle CLO S.A. and, as a result, all of the assets were sold.

At April 30, 2015, after paying our first quarter 2015 common and preferred stock dividends, our liquidity is derived from three primary sources:

•	unrestricted cash and cash equivalents of $138.2 million, restricted cash of $500,000 in margin call accounts and $750,000 in the form of real estate escrows, reserves and deposits;

•
capital available for reinvestment in one of our CRE CDOs of $250,000 and one of our CRE securitizations of $1.9 million, all of which is designated to finance future funding commitments on CRE loans; and

•	loan principal repayments of $26.8 million that will pay down outstanding CLO note balances as well as interest collections of $3.1 million.
Also, at April 30, 2015, we have financing of $297.1 million and $200.0 million available through two term financing facilities to finance the origination of CRE loans and $75.3 million available through a term financing facility to finance the purchase of CMBS. We also have $57.0 million available through a middle market syndicated revolving credit facility to finance the direct origination of middle market loans and purchase of syndicated bank loans.

(Back to Index)

(Back to Index)

Our leverage ratio may vary as a result of the various funding strategies we use.  As of March 31, 2015 and December 31, 2014, our leverage ratio was 2.1 times and 1.8 times, respectively.  Our leverage has increased as a result of the increase in borrowings with the issuance of $100.0 million 8.0% Convertible Senior Notes, increased leverage on our CRE portfolio with the close of RCC 2015-CRE3 and increased borrowings on our Northport JPM syndicate facility offset by a reduction of the Wells CRE term facility combined with run-off of CDO and CLO borrowings.
Distributions
In order to maintain our qualification as a REIT and to avoid corporate-level income tax on our income, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
The following tables presents dividends declared on a per share basis for the three months ended March 31, 2015 and year ended December 31, 2014.

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2015
March 31	April 28	$21,423	$0.16
2014
March 31	April 28	$25,663	$0.20
June 30	July 28	$26,179	$0.20
September 30	October 28	$26,629	$0.20
December 31	January 28, 2015	$26,563	$0.20

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2015
March 31	April 30	$568	$0.53125	April 30	$2,960	$0.515625	April 30	$2,588	$0.5390625
2014
March 31	April 30	$463	$0.53125	April 30	$2,057	$0.515625	—	—	—
June 30	July 30	$537	$0.53125	July 30	$2,378	$0.515625	July 30	$1,437	$0.0299479
September 30	October 30	$537	$0.53125	October 30	$2,430	$0.515625	October 30	$2,588	$0.5390625
December 31	January 30, 2015	$568	$0.53125	January 30, 2015	$2,888	$0.515625	January 30, 2015	$2,588	$0.5390625

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands)
	Payments due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
CDOs (1)	$481,466	$67,148	$—	$—	$414,318
CRE Securitizations	689,220	—	—	—	689,220
Repurchase Agreements(2)	368,397	246,710	121,687	—	—
Unsecured Junior Subordinated Debentures (3)	51,256	—	—	—	51,256
6.0 % Convertible Notes (4)	108,818	—	—	108,818	—
8.0 % Convertible Notes (5)	92,151	—	—	92,151	—
Unfunded Commitments on CRE Loans (6)	96,796	—	96,796	—	—
Revolver Draws Available on Middle Market Loans (7)	14,603	—	4,604	9,999	—
Base Management Fees (8)	13,734	13,734	—	—	—
Senior Secured Revolving Credit Facility	132,493	—	—	132,493	—
Total	$2,048,934	$327,592	$223,087	$343,461	$1,154,794

(1)
Contractual commitments do not include $800,000, $205,100, $2.3 million, and $5.6 million of interest expense payable through the stated maturity dates of May 2015, May 2015, August 2016, and June 2017, respectively, on Apidos Cinco CDO, Apidos CDO III, RREF 2006-1, and RREF 2007-1.  The maturity date represents the time at which the CDO assets can be sold, resulting in repayment of the CDO notes.

(2)	Contractual commitments include $121,000 of interest expense payable through the maturity date on our repurchase agreements.

(3)
Contractual commitments do not include $43.2 million and $44.2 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)	Contractual commitments do not include $28.0 million of interest expense payable through the maturity date of December 1, 2018 on our 6.0% convertible senior notes.

(5)	Contractual commitments do not include $40.6 million of interest expense payable through the maturity date of January 15, 2020 on our 8.0% convertible senior notes.

(6)
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

At March 31, 2015, we had eleven interest rate swap contracts with a notional value of $136.1 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of March 31, 2015, the average fixed pay rate of our interest rate hedges was 4.78% and our receive rate was either one-month or three-month , LIBOR, or 0.18% or 0.27%, respectively.
Off-Balance Sheet Arrangements
General
As of March 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, as of March 31, 2015, we had not guaranteed obligations of any such unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

(Back to Index)

Unfunded Commercial Real Estate Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our commercial real estate loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of March 31, 2015, we had 39 loans with unfunded commitments totaling $96.8 million, of which $2.5 million will be funded by restricted cash in RCC CRE Notes 2013 and $250,000 will be funded by restricted cash in RREF CDO 2007-1; we intend to fund the remaining $94.0 million through cash flow from normal operating activities and principal repayments on other loans in our portfolio and the ability to fund in our newest securitizations within a specified time period. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Unfunded Middle Market Loan Commitments
During 2014, we began originating middle-market loans through RCC Commercial, Inc and Resource TRS, LLC. In September 2014, RCC Commercial and Resource TRS, LLC transferred all of the middle-market loans to a newly formed subsidiary of ours, Northport LLC. Resource America is paid origination fees in connection with our middle-market lending operations, and such fees may not exceed 2% of the loan balance for any loan originated. The executed agreements between us and borrowers within our portfolio contain commitments to provide additional loan funding in the future. These commitments generally fall into two categories: (1) revolving credit facility; and (2) additional notes commitments. Disbursement of funds pursuant to these commitments are subject to the borrower meeting pre-specified criteria and in some instances at our discretion. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of March 31, 2015, we had four loans with unfunded commitments totaling $14.6 million, all of which would be funded by Northport LLC. We intend to fund these commitments through cash flow from normal operating activities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

(Back to Index)

ITEM 3 .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2015, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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
The following sensitivity analysis tables show, at March 31, 2015 and December 31, 2014, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	March 31, 2015
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$183,814	$181,515	$179,280
Change in fair value	$2,299		$(2,235)
Change as a percent of fair value	1.27%		(1.23)%

Hedging instruments:
Fair value	$(8,993)	$(7,538)	$(5,434)
Change in fair value	$(1,455)		$2,104
Change as a percent of fair value	(19.30)%		27.91%

	December 31, 2014
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$197,580	$194,823	$192,146
Change in fair value	2,757		(2,677)
Change as a percent of fair value	1.42%		(1.37)%

Hedging instruments:
Fair value	$(9,883)	$(8,680)	$(6,847)
Change in fair value	(1,203)		1,833
Change as a percent of fair value	(13.86)%		21.12%

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
Changes in Internal Control of Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
4.8(a)	Senior Indenture between the Company and Wells Fargo Bank, National Association, as Trustee, dated October 21, 2013. (25)
4.8(b)	First Supplemental Indenture between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 6.00% Convertible Senior Note due 2018). (25)
4.8(c)	Form of 6.00% Convertible Senior Note due 2018 (included I Exhibit 4.8(b)).
10.1(a)	Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc.
10.1(b)	Amendment No.1 to Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of November 7, 2013.(4)
10.2(a)	2005 Stock Incentive Plan. (1)
10.2(b)	Form of Stock Award Agreement. (8)
10.2(c)	Form of Stock Option Agreement. (8)
10.3(a)	Amended and Restated Omnibus Equity Compensation Plan. (7)
10.3(b)	Form of Stock Award Agreement. (27)
10.3(c)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (27)
10.4	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)

(Back to Index)

(Back to Index)

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

RESOURCE CAPITAL CORP.
(Registrant)

May 11, 2015	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

May 11, 2015	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)