Form 10-Q
period 2015-06-30
Resource Capital Corp.
filed 2015-08-07
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on August 5, 2015 was 134,187,213 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$145,010	$79,905
Restricted cash	45,755	122,138
Investment securities, trading	32,680	20,786
Investment securities available-for-sale, pledged as collateral, at fair value	170,935	197,800
Investment securities available-for-sale, at fair value	82,493	77,920
Linked transactions, net at fair value	—	15,367
Loans held for sale ($105.1 million and $113.4 million at fair value)	111,122	113,675
Property held for sale	180	180
Loans, pledged as collateral and net of allowances of $46.3 million and $4.6 million	2,042,885	1,925,980
Loans receivable–related party	—	558
Investments in unconsolidated entities	56,150	59,827
Derivatives, at fair value	4,289	5,304
Interest receivable	12,046	16,260
Deferred tax asset, net	12,828	12,634
Principal paydown receivable	11,525	40,920
Direct financing leases	1,590	2,109
Intangible assets	24,370	18,610
Prepaid expenses	3,913	4,196
Other assets	16,453	14,510
Total assets	$2,774,224	$2,728,679
LIABILITIES (2)
Borrowings	$1,827,461	$1,716,871
Distribution payable	25,504	30,592
Accrued interest expense	5,467	2,123
Derivatives, at fair value	6,991	8,476
Accrued tax liability	6,383	9,219
Accounts payable and other liabilities	9,769	9,287
Total liabilities	1,881,575	1,776,568
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share,1,069,016 and 1,069,016 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share 5,740,479 and 5,601,146 shares issued and outstanding	6	6
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 500,000,000 shares authorized; 134,172,504 and 132,975,177 shares issued and outstanding (including 2,767,809 and 2,023,639 unvested restricted shares)	134	133
Additional paid-in capital	1,252,718	1,245,245
Accumulated other comprehensive income (loss)	1,344	6,043
Distributions in excess of earnings	(380,389)	(315,910)
Total stockholders’ equity	873,819	935,523
Non-controlling interests	18,830	16,588
Total equity	892,649	952,111
TOTAL LIABILITIES AND EQUITY	$2,774,224	$2,728,679

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
(1) Assets of consolidated Variable Interest Entities ("VIEs") included in the total assets above:
Cash and cash equivalents	$189	$25
Restricted cash	43,954	121,247
Investment securities available-for-sale, pledged as collateral, at fair value	84,858	119,203
Loans held for sale	6,027	282
Loans, pledged as collateral and net of allowances of $42.7 million and $3.3 million	1,352,546	1,261,137
Interest receivable	5,468	8,941
Prepaid expenses	182	221
Principal paydown receivable	—	25,767
Other assets	9	(12)
Total assets of consolidated VIEs	$1,493,233	$1,536,811

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Borrowings	$1,047,172	$1,046,494
Accrued interest expense	852	1,000
Derivatives, at fair value	5,946	8,439
Unsettled loan purchases	(529)	(529)
Accounts payable and other liabilities	190	(386)
Total liabilities of consolidated VIEs	$1,053,631	$1,055,018

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES
Interest income:
Loans	$29,759	$26,219	$62,422	$46,448
Securities	5,500	3,391	9,552	7,395
Leases	163	—	258	—
Interest income − other	1,119	982	1,951	3,834
Total interest income	36,541	30,592	74,183	57,677
Interest expense	15,803	10,610	30,705	20,238
Net interest income	20,738	19,982	43,478	37,439
Rental income	—	1,507	—	6,659
Dividend income	17	17	33	153
Fee income	3,446	2,322	5,051	4,822
Total revenues	24,201	23,828	48,562	49,073
OPERATING EXPENSES
Management fees − related party	3,500	3,314	7,060	6,394
Equity compensation − related party	791	2,032	1,786	3,699
Rental operating expense	—	1,077	6	4,473
Lease operating	24	—	47	—
General and administrative - Corporate	4,067	4,750	8,850	7,589
General and administrative - PCM	6,722	4,138	13,801	7,565
Depreciation and amortization	621	760	1,186	1,596
Impairment losses	—	—	59	—
Provision (recovery) for loan losses	38,810	782	42,800	(3,178)
Total operating expenses	54,535	16,853	75,595	28,138

	(30,334)	6,975	(27,033)	20,935
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated subsidiaries	662	1,762	1,368	3,776
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	9,745	1,648	24,168	3,736
Net realized and unrealized gain (loss) on investment securities, trading	279	(650)	2,353	(2,210)
Unrealized gain (loss) and net interest income on linked transactions, net	—	5,012	235	7,317
(Loss) on reissuance/gain on extinguishment of debt	(171)	(533)	(1,071)	(602)
(Loss) gain on sale of real estate	22	3,042	—	3,042
Other income (expense)	—	—	—	(1,262)
Total other income (expense)	10,537	10,281	27,053	13,797

INCOME (LOSS) BEFORE TAXES	(19,797)	17,256	20	34,732
Income tax (expense) benefit	(2,918)	446	(4,765)	430
NET INCOME (LOSS)	(22,715)	17,702	(4,745)	35,162

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net (income) loss allocated to preferred shares	(6,116)	(3,358)	(12,207)	(5,758)
Net (income) loss allocable to non-controlling interest, net of taxes	(2,180)	333	(4,657)	389
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$(31,011)	$14,677	$(21,609)	$29,793
NET INCOME (LOSS) PER COMMON SHARE – BASIC	$(0.24)	$0.12	$(0.16)	$0.24
NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(0.24)	$0.11	$(0.16)	$0.23
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − BASIC	131,409,263	126,952,493	131,333,704	126,288,516
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − DILUTED	131,409,263	128,142,637	131,333,704	127,409,127

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(22,715)	$17,702	$(4,745)	$35,162
Other comprehensive income (loss):
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income	(4,076)	2,722	(10,334)	4,187
Unrealized gains (losses) on available-for-sale securities, net	(1,699)	264	1,424	(1,490)
Reclassification adjustments associated with unrealized gains (losses) from interest rate hedges included in net income	36	72	126	142
Unrealized gains on derivatives, net	1,237	803	2,379	1,190
Foreign currency translation adjustments	—	16	429	(180)
Total other comprehensive income (loss)	(4,502)	3,877	(5,976)	3,849
Comprehensive income (loss) before allocation to non-controlling interests and preferred shares	(27,217)	21,579	(10,721)	39,011
Unrealized (gains) losses on available-for-sale securities allocable to non-controlling interests	470	—	1,277	—
Net (income) loss allocable to non-controlling interests	(2,180)	333	(4,657)	389
Net (income) loss allocated to preferred shares	(6,116)	(3,358)	(12,207)	(5,758)
Comprehensive income (loss) allocable to common shares	$(35,043)	$18,554	$(26,308)	$33,642

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2015	132,975,177	$133	$1	$6	$5	$1,245,245	$6,043	$—	$(315,910)	$935,523	$16,588	$952,111
Proceeds from dividend reinvestment and stock purchase plan	40,500	—	—	—	—	187	—	—	—	187	—	187
Proceeds from issuance of preferred stock	—	—	—	—	—	3,113	—	—	—	3,113	—	3,113
Offering costs	—	—	—	—	—	(136)	—	—	—	(136)	—	(136)
Discount on 8% convertible senior notes	—	—	—	—	—	2,528	—	—	—	2,528	—	2,528
Stock based compensation	1,172,312	1	—	—	—	—	—	—	—	1	—	1
Amortization of stock based compensation	—	—	—	—	—	1,786	—	—	—	1,786	—	1,786
Purchase and retirement of shares	(1,003)	—	—	—	—	(5)	—	—	—	(5)	—	(5)
Forfeiture of unvested stock	(14,482)	—	—	—	—	—	—	—	—	—	—	—
Contributions from (distributions to), net non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,138)	(1,138)
Net income (loss)	—	—	—	—	—	—	—	(9,402)	—	(9,402)	4,657	(4,745)
Preferred dividends	—	—	—	—	—	—	—	(12,207)	—	(12,207)	—	(12,207)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	(7,633)	—	—	(7,633)	(1,277)	(8,910)
Designated derivatives, fair value adjustment	—	—	—	—	—	—	2,505	—	—	2,505	—	2,505
Foreign currency translation adjustment	—	—	—	—	—	—	429	—	—	429	—	429
Distributions on common stock	—	—	—	—	—	—	—	21,609	(64,479)	(42,870)	—	(42,870)
Balance, June 30, 2015	134,172,504	$134	$1	$6	$5	$1,252,718	$1,344	$—	$(380,389)	$873,819	$18,830	$892,649

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,745)	$35,162
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for (recovery of) loan losses	42,800	(3,178)
Depreciation, amortization, and accretion	5,572	1,922
Amortization of stock-based compensation	1,786	3,699
Amortization (accretion) of terminated derivative instruments	134	142
Amortization (accretion) of interest-only available-for-sales securities	1,868	(339)
Deferred income tax (benefit) expense	(194)	(689)
Sale (purchase) of residential mortgage loans held for sale, net	15,229	(12,162)
Capitalization of residential mortgage servicing rights	(7,848)	—
Sale (purchase) of securities, trading, net	(9,541)	429
Net realized and unrealized loss (gain) on investment securities, trading	(2,353)	2,210
Net realized and unrealized (gain) loss on sales of investment securities available-for-sale and loans	(24,168)	(2,148)
Loss (gain) on the reissuance (extinguishment) of debt	1,071	602
Loss (gain) on sale of real estate	—	(3,042)
Settlement of derivative instruments	12,405	442
Net impairment losses recognized in earnings	59	—
Unrealized gain (loss) and net interest income on linked transactions, net	(235)	(5,923)
Equity in net (earnings) losses of unconsolidated subsidiaries	(1,368)	(3,776)
Changes in operating assets and liabilities, net of acquisitions	12,376	979
Net cash provided by (used in) operating activities	42,848	14,330

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	57,089	10,543
Acquisition of controlling interest in Moselle CLO S.A.	—	(30,433)
Purchase of securities available-for-sale	(11,320)	(107,339)
Principal payments on securities available-for-sale	49,819	25,774
Proceeds from sale of securities available-for-sale	37,221	99,151
Return of capital from (investment in) unconsolidated entity	5,000	8,911
Proceeds from sale of real estate held-for-sale	44	31,202
Purchase of loans	(436,440)	(489,800)
Principal payments received on loans	209,744	196,973
Improvements of investments in real estate	—	252
Proceeds from sale of loans	93,146	44,024
Purchase of furniture and fixtures	(10)	(69)
Acquisition of property and equipment	(228)	(332)
Investment in loans - related parties	—	(244)
Principal payments received on loans – related parties	558	1,759
Net cash (used in) provided by investing activities	4,623	(209,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock and dividend reinvestment and stock purchase plan (net of offering costs of $58 and $0)	129	14,554
Proceeds from issuance of preferred shares (net of offering costs of $78 and $4,878)	3,035	148,765
Repurchase of common stock	(5)	—
Proceeds from borrowings:
Repurchase agreements, net of repayments	—	142,019
Securitizations	282,127	43,000
Convertible Senior Notes	99,000	16,502
Senior Secured Revolving Credit Facility	99,500	—
Reissuance of debt	12,229	—
Payments on borrowings:
Securitizations	(290,190)	(152,556)
Repurchase agreements, net of borrowings	(56,383)	—
Senior Secured Revolving Credit Facility	(62,000)	—
Payment of debt issuance costs	(7,986)	(8)
Distributions to subordinated note holders	(519)	(799)
Proceeds received from non-controlling interests	2,676	—
Distributions paid to non-controlling interests	(3,814)	—
Distributions paid on preferred stock	(12,159)	(4,679)
Distributions paid on common stock	(48,006)	(51,457)
Net cash provided by (used in) financing activities	$17,634	$155,341
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,105	(39,957)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,905	262,270
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$145,010	$222,313
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$21,402	$17,438
Income taxes paid in cash	$9,182	$3,249

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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

•	RCC Commercial, Inc. (“RCC Commercial”) holds a 29.6% investment in Northport TRS, LLC (“Northport LLC”) and owns 100% of the equity of the following VIE:

◦
Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”).  Apidos CDO III was established to complete a CDO issuance secured by a portfolio of bank loans and asset-backed securities (“ABS”). On March 31, 2015, the Company issued a notice of redemption to Apidos CDO III's trustee to call the CDO. In June 2015, the Company liquidated Apidos CDO III and substantially all of the assets were sold. The remaining assets have been classified as held for sale as of June 30, 2015.

•
RCC Commercial II, Inc. (“Commercial II”) holds structured notes, available-for-sale securities and investments in the subordinated notes of foreign, syndicated bank loan collateralized loan obligation ("CLO") vehicles.  Commercial II owns 100%, 68.3%, and 88.6% respectively, of the equity of the following VIEs:

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

◦
Moselle CLO S.A. ("Moselle CLO"), incorporated in Luxembourg, is a CLO issuer whose assets consisted of European senior secured loans, U.S. senior secured loans, U.S. senior unsecured loans, U.S. second lien loans, European mezzanine loans, and a limited amount of synthetic securities and other eligible debt obligations. In December 2014, the Company liquidated Moselle CLO and, as a result, all of the assets were sold.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

•	RCC Commercial III, Inc. (“Commercial III”) holds bank loan investments. Commercial III owns 90% of the equity of the following VIE:

◦
Apidos CDO I, Ltd. (“Apidos CDO I”), a Cayman Islands limited liability company and TRS.  Apidos CDO I was established to complete a CDO issuance secured by a portfolio of bank loans and ABS. In October 2014, the Company liquidated Apidos CLO I, and as a result, substantially all of the assets were sold.

•
Resource TRS, Inc. (“Resource TRS”), a TRS directly owned by the Company, holds the Company’s equity investment in a leasing company and holds all of its investment securities, trading (through both direct and indirect investments in such securities). Resource TRS also owns equity in the following:

◦	Resource TRS, LLC, a Delaware limited liability company, which holds an 25.8% investment in Northport LLC.

◦
Northport LLC, a Delaware limited liability company, which holds bank loan investments and the Company's self-originated middle market loans. Resource TRS owns 44.6% of the equity in Northport LLC as of June 30, 2015. The remaining 29.6% of the equity is owned by RCC Commercial.

◦
Pelium Capital Partners, L.P., ("Pelium Capital") a Delaware limited partnership, which holds investment securities, trading. Resource TRS owns 69.9% of the equity in Pelium Capital as of June 30, 2015.

•
Resource TRS II, Inc. (“Resource TRS II”), a TRS directly owned by the Company, holds the Company’s management rights in bank loan CLOs not originated by the Company.  Resource TRS II owns 100% of the equity of the following VIE:

◦
Resource Capital Asset Management (“RCAM”), a domestic limited liability company, which is entitled to collect senior, subordinated, and incentive fees related to three CLO issuers to which it provides management services through CVC Credit Partners, L.P., formerly Apidos Capital Management ("ACM"), a subsidiary of CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”).  Resource America, Inc. owns a 33% interest in CVC Credit Partners, L.P., ("CVC Credit Partners").

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

•
Resource TRS V, Inc. (“Resource TRS V”), a TRS directly owned by the Company, held the Company's equity investment in a held for sale condominium complex. All of the condominium units were sold as of December 31, 2013.

•	RSO EquityCo, LLC owned 10% of the equity of Apidos CDO I and 10% of the equity of Apidos CLO VIII.

•	Long Term Care Conversion, Inc. ("LTCC"), a TRS directly owned by the Company, is a Delaware corporation that owns 100% of the following entities:

◦
Long Term Care Conversion Funding ("LTCC Funding"), a New York limited liability company, which owns a 60.7% equity interest in Life Care Funding, LLC ("LCF") and provides funding through a financing facility to fund the acquisition of life settlement contracts. LCF, a New York limited liability company, is a joint venture between LTCC and Life Care Funding Group Partners and was established for the purpose of originating and acquiring life settlement contracts.

◦
ZWH4, LLC ("ZAIS"), a Delaware limited liability company, owns a beneficial interest in the warehouse of ZAIS CLO 4, Limited, a Cayman Islands exempted limited liability company, in equity form, that will be used to finance the purchase of syndicated bank loans.

•	RCC Residential, Inc. ("RCC Residential"), a TRS directly owned by the Company, is a Delaware corporation which owns 100% of the following entities:

◦	Primary Capital Mortgage, LLC ("PCM"), (formerly known as Primary Capital Advisors, LLC), a limited liability company that originates and services residential mortgage loans.

◦	RCM Global Manager, LLC ("RCM Global Manager"), a Delaware limited liability company, owns 45.9% of the following entity:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2015 and December 31, 2014, the reported cash balances of $145.0 million and $79.9 million exceeded Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established financial institutions.
Investment in Unconsolidated Entities
The Company's non-controlling investments in unconsolidated entities are included in investments in unconsolidated entities on the balance sheet and may be accounted for under the equity method or the cost method.
Under the equity method, capital contributions, distributions, profits and losses of the entities are allocated in accordance with the terms of the entities' operating agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returned and allocation formulas as described in the entities' operating agreements.
The Company may account for an investment that does not qualify for equity method accounting using the cost method if the Company determines the investment in the unconsolidated investment is insignificant. Under the cost method, the Company records dividend income when declared to the extent it is not considered a return of capital, which is recorded as a reduction of the cost of the investment.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

In February 2015, the FASB issued guidance that requires an entity to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the effect of adoption.
In November 2014, the FASB issued guidance to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of shares. An entity that issues or invests in a hybrid financial instrument is required to separate an embedded derivative feature from the host contract (for example, an underlying share) and account for the feature as a derivative according to Accounting Standards Codification ("ASC") Subtopic 815-10 on derivatives and hedging if certain criteria are met. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect of adoption.
In August 2014, the FASB issued guidance that clarifies the disclosures management must make in its interim and annual financial statement footnotes when management has determined that conditions exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date the financial statements are available to be issued when applicable). In accordance with this guidance, management’s assessment is required to be made each reporting period and should be based on relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. In all cases, to the extent that substantial doubt about the entity’s ability to continue as a going concern is determined to be probable, management must disclose the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that either alleviate or are intended to mitigate the conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern. Additionally, to the extent substantial doubt about the entity’s ability to continue as a going concern is not alleviated by management’s plans, management must indicate in the footnotes that there is substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption will have a material impact on its consolidated financial statements.
In August 2014, the FASB issued guidance that provides for the election of a measurement alternative when a reporting entity determines that it is the primary beneficiary of a collateralized financing entity and, hence, is required to consolidate that collateralized financing entity. The measurement alternative allows a qualifying, consolidated collateralized financing entity to use the more observable of the fair value of the financial assets or the fair value of the financial liabilities adjusted by the carrying amount of non-financial assets, the fair value of any beneficial interests retained by the reporting entity (including those beneficial interest that represent compensation for services). Alternatively, if the measurement alternative is not elected for a qualifying, consolidated collateralized financing entity, this guidance requires that the financial assets and financial liabilities be measured in accordance with ASC Topic 820, and any difference in the fair value of the financial assets and the fair value of the financial liabilities would be reflected in earnings and attributed to the reporting entity in the consolidated statement of operations. This guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the effect of adoption.
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
JUNE 30, 2015
(unaudited)

adoption, the Company unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements.
In April 2014, the FASB issued guidance that changes the requirements for reporting discontinued operations. The amendments in this update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections of the statement of financial position. The amendments in this update also require additional disclosures about discontinued operations and new disclosures for disposal transactions of individually significant components of an entity that do not meet the definition of a discontinued operation. Additionally, this guidance both permits and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. This guidance is effective for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption was permitted for disposals that had not been reported in financial statements previously issued or available for issuance. The Company early adopted the provisions of this guidance. Adoption did not have a material impact on the Company's consolidated financial statements.
In January 2014, the FASB issued guidance that clarifies when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Furthermore, the guidance requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This guidance was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Adoption did not have a material impact on the Company's consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the 2014 consolidated financial statements to conform to the 2015 presentation.
NOTE 3 - VARIABLE INTEREST ENTITIES

The Company has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its securitizations in order to determine if they are variable interests in VIEs. The Company monitors these legal interests and, to the extent it has determined that it has a variable interest, analyzes the entity for potential consolidation. A VIE is required to be consolidated by its primary beneficiary. The Company continuously analyzes entities in which it holds variable interests, including when there is a reconsideration event, to determine whether such entities are VIEs and whether such potential VIEs should be consolidated or deconsolidated. This analysis requires considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that otherwise would have been consolidated.
Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of twelve VIEs at June 30, 2015: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3, Moselle CLO and RCM Global, LLC. In performing the primary beneficiary analysis for Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3 and RCM Global, LLC, it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and who have the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related-party group. It was then determined that the Company was the party within that group that is more closely associated with each such VIE considering the design of the VIE, the principal-agency relationship between the Company and other members of the related-party group, and the relationship and significance of the activities of the VIE to the Company compared to the other members of the related-party group.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2 and RCC 2015-CRE3 were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
Moselle CLO was a European securitization in which the Company purchased a $30.4 million interest in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 subordinated Notes in February 2014. The CLO was managed by an independent third-party, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the CLO. Though neither the Company nor one of its related parties managed the CLO, due to certain unilateral kick-out rights within the collateral management agreement it was determined that the Company had the power to direct the activities that most significantly impacted the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impact Moselle CLO and a financial interest that was expected to absorb both positive and negative variability in the CLO that could potentially be significant, the Company was determined to be the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO. During the fourth quarter of 2014, the CLO began the liquidation process and all assets were subsequently sold.
Whitney CLO I was a securitization in which the Company acquired rights to manage the collateral assets held by the entity in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see “— Unconsolidated VIEs – Resource Capital Asset Management,” below.

On July 9, 2014, RCC Residential, together with Resource America and certain Resource America employees, acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio is managed by Resource America. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global is allocated revenues and expenses of RCM Global in accordance with his or her membership interest. RCM Global was determined to be a VIE based on the equity holders' inability to direct the activities that are most significant to the entity. The Company was determined to be the primary beneficiary of RCM Global and, therefore, consolidated the entity. The Company's ownership interest of the portfolio's remaining assets was 45.9% as of June 30, 2015.
For a discussion of the Company’s securitizations, see Note 1, and for a discussion of the debt issued through the securitizations, see Note 12.
For consolidated CLOs in which the Company does not own 100% of the subordinated notes, the Company imputes an interest rate using expected cash flows over the life of the CLO and records the third party's share of the cash flows as interest expense on the consolidated statements of operations.
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
The creditors of the Company’s twelve consolidated VIEs have no recourse to the general credit of the Company. However, in its capacity as manager, the Company has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize future cash flows from the CDO. For the three and six months ended June 30, 2015, the Company has provided no financial support. For the three and six months ended June 30, 2014, the Company provided financial support of $10,000 and $549,000, respectively. The Company has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its consolidated VIEs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table shows the classification and carrying value of assets and liabilities of the Company's consolidated VIEs as of June 30, 2015 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	RREF 2006-1	RREF 2007-1	RCC CRE Notes 2013	RCC 2014-CRE2	RCC 2015-CRE3	Moselle	RCM Global, LLC	Total
ASSETS (3)
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$189	$189
Restricted cash (1)	347	3,613	37,231	116	20	250	1,815	—	5	557	$—	43,954
Investment securities available-for-sale, pledged as collateral, at fair value	—	—	10,268	—	5,854	56,448	—	—	—	—	12,288	84,858
Loans, pledged as collateral	—	—	180,758	—	94,504	190,911	192,480	351,301	342,592	—	—	1,352,546
Loans held for sale	153	1,358	4,516	—	—	—	—	—	—	—	—	6,027
Interest receivable	—	—	734	—	374	1,302	792	1,324	1,240	—	(298)	5,468
Prepaid assets	—	10	24	—	15	95	28	10	—	—	—	182
Principal paydown receivable	—	—	—	—	—	—	—	—	—	—	—	—
Other Assets	—	—	—	—	—	—	—	9	—	—	—	9
Total assets (2)	$500	$4,981	$233,531	$116	$100,767	$249,006	$195,115	$352,644	$343,837	$557	$12,179	$1,493,233

LIABILITIES
Borrowings	$—	$—	$208,893	$—	$57,205	$125,055	$145,786	$231,846	$278,228	$159	$—	$1,047,172
Accrued interest expense	—	—	253	—	33	97	132	125	212	—	—	852
Derivatives, at fair value	—	—	—	—	346	5,600	—	—	—	—	—	5,946
Unsettled loan purchases	—	—	—	—	—	—	—	—	—	—	(529)	(529)
Accounts payable and other liabilities	—	3	14	—	9	1	—	—	—	161	2	190
Total liabilities	$—	$3	$209,160	$—	$57,593	$130,753	$145,918	$231,971	$278,440	$320	$(527)	$1,053,631

(1)    Includes $2.1 million designated to fund future commitments on specific commercial real estate loans in certain of the securitizations.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.

(3)	In October 2013, the Company liquidated Apidos CLO VIII and all of the assets were sold. However, the Company still owns its share of beneficial interests that caused it to consolidate it.
Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements as of June 30, 2015. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.
LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of Resource America, and LEAF Commercial Capital, Inc. (“LCC”), another subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis, assuming conversion, a 26.7% interest in LCC. At the time of investment, the Company’s investment in LCC was valued at $36.3 million based on a third-party valuation at that time.  During 2013, the Company entered into a third stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. The Company's fully-diluted interest in LCC, assuming conversion, was 28.4% at June 30, 2015. The Company’s investment in LCC was recorded at $39.8 million and $39.4 million as of June 30, 2015 and December 31,

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

2014, respectively. The Company determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 28.4% of the voting rights in the entity. Furthermore, Eos holds consent rights with respect to significant LCC actions, including the incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.
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
Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed bank loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $8.5 million and $9.4 million at June 30, 2015 and December 31, 2014, respectively. The Company recognized fee income of $896,000 and $1.9 million for the three and six months ended June 30, 2015, respectively and $1.1 million and $2.8 million for the three and six months ended June 30, 2014, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling financial interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, the Company purchased 66.6% of its preferred equity, which resulted in consolidation. Based upon that purchase, the Company determined that it had an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, the Company had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between the Company and the related party, the Company was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. The Company, therefore, consolidated Whitney CLO I. In May 2013, the Company purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of Whitney CLO I. In September 2013, the Company liquidated Whitney CLO I, and, as a result, all of the assets were sold.
Investment in ZAIS
In February 2015, the Company made an investment in ZAIS CLO 4 Limited, an offshore financing vehicle created to acquire and warehouse syndicated bank loans, through its wholly-owned, indirect subsidiary ZAIS and through its consolidated subsidiary Pelium Capital together with a certain Resource America employee. The Company, through ZAIS and Pelium Capital, committed to invest $10.0 million and $3.0 million, respectively, during the vehicles warehousing period. The vehicle is managed by ZAIS Leveraged Loan Manager 4, LLC (the “Collateral Manager”), an unrelated entity to the Company or to Pelium Capital, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Collateral Manager can be replaced either by cause by the entity’s administrative agent in an event of default or by a unanimous vote of the entity’s equity investors, excluding any preference shares held by the collateral managers or its affiliates. Although the Company has an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to kick out the collateral manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate ZAIS CLO 4, Limited. As of June 30, 2015, the Company had invested $8.3 million and $1.8 million through ZAIS and Pelium Capital, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs as of June 30, 2015 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Investment in ZAIS	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$39,818	$1,548	$—	$10,228	$51,594	$51,594
Intangible assets	—	—	8,542	—	8,542	$8,542
Total assets	39,818	1,548	8,542	10,228	60,136

Borrowings	—	51,308	—	—	51,308	N/A
Total liabilities	—	51,308	—	—	51,308	N/A
Net asset (liability)	$39,818	$(49,760)	$8,542	$10,228	$8,828	N/A
As of June 30, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is summarized for the periods indicated (in thousands):

	For the Six Months Ended
	June 30,
	2015	2014
Non-cash investing activities include the following:
Conversion of linked transaction assets to CMBS (1)	$48,605	$—

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$21,426	$26,179
Distributions on preferred stock declared but not paid	$4,078	$4,353
Issuance of restricted stock	$1,158	$646
Conversion of linked transaction liabilities to repurchase agreement borrowings (1)	$33,377	$—

(1)
As a result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions, resulting in non-cash increases in both its CMBS and related repurchase borrowings balances.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
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

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2015:
Structured notes	$32,519	$3,027	$(2,866)	$32,680
RMBS	1,896	—	(1,896)	—
Total	$34,415	$3,027	$(4,762)	$32,680

As of December 31, 2014:
Structured notes	$22,876	$1,098	$(3,188)	$20,786
RMBS	1,896	—	(1,896)	—
Total	$24,772	$1,098	$(5,084)	$20,786
The Company sold ten and one securities during the six months ended June 30, 2015 and 2014, for a net realized gain of approximately $621,000 and $379,000, respectively. The Company held 47 and 37 investment securities, trading as of June 30, 2015 and December 31, 2014, respectively.
NOTE 6 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2015:
CMBS	$181,399	$5,114	$(1,191)	$185,322
RMBS	2,422	112	(60)	2,474
ABS	55,039	8,755	(553)	63,241
Corporate bonds	2,419	5	(33)	2,391
Total	$241,279	$13,986	$(1,837)	$253,428

As of December 31, 2014:
CMBS	$168,669	$4,938	$(3,202)	$170,405
RMBS	29,814	937	—	30,751
ABS	55,617	16,876	(336)	72,157
Corporate bonds	2,415	10	(18)	2,407
Total	$256,515	$22,761	$(3,556)	$275,720

(1)	As of June 30, 2015 and December 31, 2014, $170.9 million and $197.8 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table summarizes the estimated maturities of the Company’s CMBS, RMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
As of June 30, 2015:
Less than one year	$108,353	(1)	$107,588	6.72%
Greater than one year and less than five years	95,677		88,814	6.94%
Greater than five years and less than ten years	17,522		16,245	13.43%
Greater than ten years	31,876		28,632	9.05%
Total	$253,428		$241,279	7.56%

As of December 31, 2014:
Less than one year	$78,095	(1)	$79,649	4.13%
Greater than one year and less than five years	115,302		100,909	4.64%
Greater than five years and less than ten years	20,177		17,516	16.45%
Greater than ten years	62,146		58,441	7.86%
Total	$275,720		$256,515	6.08%

(1)	The Company expects that the maturity dates of these CMBS and ABS will either be extended or that they will be paid in full.
At June 30, 2015, the contractual maturities of the CMBS investment securities available-for-sale range from July 2015 to December 2022.  The contractual maturity date of RMBS investment securities available-for-sale is September 2026. The contractual maturities of the ABS investment securities available-for-sale range from October 2015 to October 2050. The contractual maturities of the corporate bond investment securities available-for-sale range from May 2016 to December 2019.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
As of June 30, 2015:
CMBS	$31,158	$(246)	24	$18,989	$(945)	10	$50,147	$(1,191)	34
ABS	3,258	(524)	11	691	(29)	2	3,949	(553)	13
Corporate bonds	—	—	—	1,435	(33)	1	1,435	(33)	1
RMBS	1,132	(60)	2	—	—	—	1,132	(60)	2
Total temporarily impaired securities	$35,548	$(830)	37	$21,115	$(1,007)	13	$56,663	$(1,837)	50

As of December 31, 2014:
CMBS	$35,860	$(555)	22	$25,583	$(2,647)	13	$61,443	$(3,202)	35
ABS	1,000	(278)	8	958	(58)	3	1,958	(336)	11
Corporate bonds	1,447	(18)	1	—	—	—	1,447	(18)	1
Total temporarily impaired securities	$38,307	$(851)	31	$26,541	$(2,705)	16	$64,848	$(3,556)	47
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

During the six months ended June 30, 2015 and 2014, the Company did not recognize any other-than-temporary impairment on its investment securities available-for-sale.
The following table summarizes the Company's sales of investment securities available-for-sale (in thousands, except number of securities):

	For the Three Months Ended
	Positions Sold	Par Amount Sold	Realized Gain (Loss)
June 30, 2015:
ABS	3	$3,626	$1,838
RMBS	6	$28,305	$984

June 30, 2014:
CMBS	3	$15,970	$480
The amounts above do not include redemptions. During the three and six months ended June 30, 2015, the Company did not redeem any corporate bond positions. During the three and six months ended June 30, 2014, the Company had one corporate bond position redeemed with a total par value of $630,000, and recognized a loss of approximately $1,000. In addition, during the three and six months ended June 30, 2015, the Company redeemed one ABS position with a total par value of $400,000, and recognized a gain of $2,900. During the three and six months ended June 30, 2014, the Company had one ABS position redeemed with a total par of $2.5 million, and recognized a gain of $25,500.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

NOTE 7 - LOANS
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium, net (1)	Carrying Value (2)
As of June 30, 2015:
Commercial real estate loans:
Whole loans	$1,510,814	$(8,211)	$1,502,603
B notes	16,026	(29)	15,997
Mezzanine loans	54,821	1	54,822
Total commercial real estate loans	1,581,661	(8,239)	1,573,422
Bank loans	182,338	(581)	181,757
Middle market loans	331,822	(827)	330,995
Residential mortgage loans, held for investment	3,030	—	3,030
Subtotal loans before allowances	2,098,851	(9,647)	2,089,204
Allowance for loan loss	(46,319)	—	(46,319)
Total loans held for investment, net of allowances	2,052,532	(9,647)	2,042,885
Bank loans held for sale	6,028	—	6,028
Residential mortgage loans held for sale, at fair value (3)	105,094	—	105,094
Total loans held for sale	111,122	—	111,122
Total loans, net	$2,163,654	$(9,647)	$2,154,007

As of December 31, 2014:
Commercial real estate loans:
Whole loans	$1,271,121	$(7,529)	$1,263,592
B notes	16,120	(48)	16,072
Mezzanine loans	67,446	(80)	67,366
Total commercial real estate loans	1,354,687	(7,657)	1,347,030
Bank loans	332,058	(1,410)	330,648
Middle market loans	250,859	(746)	250,113
Residential mortgage loans, held for investment	2,802	—	2,802
Subtotal loans before allowances	1,940,406	(9,813)	1,930,593
Allowance for loan loss	(4,613)	—	(4,613)
Total loans held for investment, net of allowances	1,935,793	(9,813)	1,925,980
Bank loans held for sale	282	—	282
Residential mortgage loans held for sale, at fair value (3)	111,454	—	111,454
Total loans held for sale	111,736	—	111,736
Total loans, net	$2,047,529	$(9,813)	$2,037,716

(1)
Amounts include deferred amendment fees of $53,000 and $88,000 and deferred upfront fees of $27,000 and $82,000 being amortized over the life of the bank loans as of June 30, 2015 and December 31, 2014, respectively.  Amounts also include loan origination fees of $8.2 million and $7.6 million as of June 30, 2015 and December 31, 2014, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2015 and December 31, 2014, respectively.

(3)
Residential mortgage loans held for sale, at fair value, consisted of $64.8 million and $40.3 million of agency-conforming and jumbo mortgage loans, respectively, as of June 30, 2015. Residential mortgage loans held for sale, at fair value, consisted of $28.9 million and $82.6 million of agency-conforming and jumbo mortgage loans, respectively, as of December 31, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Commercial Real Estate Loans
The following is a summary of the Company’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates(3)
As of June 30, 2015:
Whole loans, floating rate (1) (4) (6)	83	$1,502,603	LIBOR plus 1.75% to LIBOR plus 15.00%	July 2015 to February 2019
B notes, fixed rate	1	15,997	8.68%	April 2016
Mezzanine loans, fixed rate (7)	3	54,822	9.01% to 16.00%	January 2016 to September 2016
Total (2)	87	$1,573,422

As of December 31, 2014:
Whole loans, floating rate(1) (5) (6)	73	$1,263,592	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,072	8.68%	April 2016
Mezzanine loans, floating rate	1	12,558	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate	3	54,808	0.50% to 18.71%	January 2016 to September 2019
Total (2)	78	$1,347,030

(1)
Whole loans had $104.5 million and $105.1 million in unfunded loan commitments as of June 30, 2015 and December 31, 2014, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowance for loan losses of $42.1 million and $4.0 million as of June 30, 2015 and December 31, 2014, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers. Additionally, the whole loan set to mature in July 2015 paid off in full in July 2015.

(4)
Includes two whole loans with a combined $12.3 million mezzanine component that have fixed rates of 12.0%, and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15.0%, as of June 30, 2015.

(5)
Includes two whole loans with a combined $12.0 million mezzanine component that have fixed rates of 12.0%, and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15.0%, as of December 31, 2014.

(6)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of June 30, 2015 and December 31, 2014.

(7)
Contracted interest rates and maturity dates do not include rates or maturity dates associated with one loan with an amortized cost of $38.1 million that was fully reserved as of June 30, 2015. The Company does not accrue interest on this loan as June 30, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following is a summary of the weighted average maturity of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2015	2016	2017 and Thereafter	Total
As of June 30, 2015
B notes	$—	$15,997	$—	$15,997
Mezzanine loans	—	16,750	38,072	54,822
Whole loans	3,250	27,691	1,471,662	1,502,603
Total (1)	$3,250	$60,438	$1,509,734	$1,573,422

As of December 31, 2014:	2015	2016	2017 and Thereafter	Total
B notes	$—	$16,072	$—	$16,072
Mezzanine loans	—	16,736	50,630	67,366
Whole loans	—	27,665	1,235,927	1,263,592
Total (1)	$—	$60,473	$1,286,557	$1,347,030

(1)	Weighted average maturity of commercial real estate loans assumes full exercise of extension options available to borrowers.
At June 30, 2015 and December 31, 2014, approximately 22.7% and 27.4%, respectively, of the Company’s commercial real estate loan portfolio was concentrated in California; approximately 6.2% and 7.3%, respectively, in Arizona, and approximately 28.8% and 27.3%, respectively, in Texas.
Bank Loans
At June 30, 2015, the Company’s bank loan portfolio, including loans held for sale, consisted of $186.8 million (net of allowance of $997,000) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.50% and the three month LIBOR plus 8.50% with maturity dates ranging from July 2015 to February 2024.
At December 31, 2014, the Company’s bank loan portfolio, including loans held for sale, consisted of $330.4 million (net of allowance of $570,000) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.25% and the three month LIBOR plus 8.75% with maturity dates ranging from January 2015 to February 2024.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table provides information as to the lien position and status of the Company's bank loans, at amortized cost (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Total
As of June 30, 2015:
Loans held for investment:
First lien loans	$—	$—	$179,219	$179,219
Second lien loans	—	—	2,064	2,064
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	215	215
Defaulted second lien loans	—	—	259	259
Total	—	—	181,757	181,757
First lien loans held for sale at fair value	154	1,358	4,516	6,028
Total	$154	$1,358	$186,273	$187,785

As of December 31, 2014:
Loans held for investment:
First lien loans	$153	$80,196	$245,377	$325,726
Second lien loans	—	—	3,572	3,572
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	—	—
Defaulted second lien loans	—	971	379	1,350
Total	153	81,167	249,328	330,648
First lien loans held for sale at fair value	—	—	282	$282
Total	$153	$81,167	$249,610	$330,930
The following is a summary of the weighted average maturity of the Company’s bank loans, at amortized cost and loans held-for-sale, at the lower of cost or market (in thousands):

	June 30, 2015	December 31, 2014
Less than one year	$6,580	$7,829
Greater than one year and less than five years	175,208	274,332
Five years or greater	5,997	48,769
	$187,785	$330,930
At June 30, 2015 approximately 11.8%, 10.9% and 10.3%, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of diversified/conglomerate service, automobile and healthcare, education and childcare, respectively. At December 31, 2014, approximately 11.7%, 8.5% and 17.5% of the Company’s bank loan portfolio was concentrated in the collective industry grouping of diversified/conglomerate service, automobile and healthcare, education and childcare, respectively.
Middle Market Loans
At June 30, 2015, the Company’s middle market loan portfolio consisted of $327.8 million (net of allowance of $3.2 million) of floating rate loans, which bear interest ranging between the one or three month LIBOR plus 5.50% and one or three month LIBOR plus 11.75% with maturity dates ranging from December 2016 to May 2023.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table provides information as to the lien position and status of middle market loans, at amortized cost (in thousands):

	June 30, 2015	December 31, 2014
First Lien	$218,013	$149,287
Second Lien	108,026	100,826
First Lien Defaulted	—	—
Second Lien Defaulted	4,956	—
	$330,995	$250,113
The following is a summary of the weighted average maturity of the Company’s middle market loans, at amortized cost (in thousands):

	June 30, 2015	December 31, 2014
Less than one year	$—	$—
Greater than one year and less than five years	191,670	132,353
Five years or greater	139,325	117,760
	$330,995	$250,113
At June 30, 2015 and December 31, 2014, approximately 12.3% and 2.8%, respectively, of the Company's middle market loan portfolio was concentrated in the collective industry grouping of diversified and conglomerate service and 11.2% and 13.7%, respectively, of the Company's middle market loan portfolio was concentrated in the collective industry grouping of personal, food and miscellaneous service.
The following is a summary of the allocation of the allowance for loan loss with respect to the Company's loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
As of June 30, 2015:
B notes	$20	0.04%
Mezzanine loans	38,145	82.36%
Whole loans	3,950	8.53%
Bank loans	997	2.15%
Middle market loans	3,207	6.92%
Total	$46,319

As of December 31, 2014:
B notes	$55	1.19%
Mezzanine loans	230	4.99%
Whole loans	3,758	81.46%
Bank loans	570	12.36%
Total	$4,613
Principal paydown receivables represent the portion of the Company's loan portfolio for which indication has been provided through its various servicers, trustees, or its asset management group that a payoff or paydown of a loan has been received but which, as of period end, the Company has not received and applied to the outstanding loan balance. At June 30, 2015, principal paydown receivables relating to the Company's commercial real estate loan portfolio totaled $11.5 million, the entirety of which the Company received in cash in July 2015. At December 31, 2014, principal paydown receivables relating to the Company's commercial real estate loan portfolio totaled $40.9 million, the entirety of which the Company received in cash during January 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

During the quarter ended June 30, 2015, approximately 43.8% of the Company's residential mortgage loans were originated in Georgia, 10.7% in Virgina, 9.8% in Utah, 5.0% in Florida, and 4.8% in North Carolina. During the year ended December 31, 2014, approximately 56.0% of the Company's residential mortgage loans were originated in Georgia, 8.0% in Utah, 7.0% in Virginia, 5.0% in Alabama, and 4.0% in Tennessee.
NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table shows the Company's investments in unconsolidated entities as of June 30, 2015 and December 31, 2014 and equity in earnings of unconsolidated subsidiaries for the three and six months ended June 30, 2015 and 2014 (in thousands):

				Equity in Earnings of Unconsolidated subsidiaries
		Balance as of	Balance as of	For the three months ended	For the six months ended	For the three months ended	For the six months ended
	Ownership %	June 30, 2015	December 31, 2014	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Varde Investment Partners, L.P	7.5%	$654	$654	$—	$—	$(19)	$(20)
RRE VIP Borrower, LLC (1)	3% to 5%	—	—	—	46	870	1,736
Investment in LCC Preferred Stock	28.4%	39,819	39,416	350	402	(278)	(872)
Investment in CVC Global Credit Opportunities Fund (2)	17.4%	14,129	18,209	312	920	1,124	1,958
Investment in Life Care Funding (3)	60.7%	—	—	—	—	—	(75)
Investment in School Lane House (1)		—	—	—	—	65	1,049
Subtotal		54,602	58,279	662	1,368	1,762	3,776
Investment in RCT I and II (4)	3.0%	1,548	1,548	(602)	(1,195)	(594)	(1,184)
Investment in Preferred Equity (1) (5)		—	—	—	—	167	244
Total		$56,150	$59,827	$60	$173	$1,335	$2,836

(1)	Investment in School Lane House, Investment in RRE VIP Borrower and the Investment in Preferred Equity were sold or repaid as of December 31, 2014.

(2)	In March 2015, the Company elected a partial redemption of $5.0 million from the fund.

(3)
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. In February 2014, the Company invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014. Ownership percentage represents ownership after consolidation.

(4)	For the three and six months ended June 30, 2015 and 2014, these amounts are recorded in interest expense on the Company's consolidated statements of operations.

(5)	For the three and six months ended June 30, 2014, these amounts are recorded in interest income on loans on the Company's consolidated statements of operations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

NOTE 9 - FINANCING RECEIVABLES
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of June 30, 2015:
Allowance for Loan Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$4,613
Provision (recovery) for loan losses	38,072	1,734	3,320	(110)	(216)	42,800
Loans charged-off	—	(1,307)	(113)	110	216	(1,094)
Recoveries	—	—	—	—	—	—
Allowance for losses at June 30, 2015	$42,115	$997	$3,207	$—	$—	$46,319
Ending balance:
Individually evaluated for impairment	$40,275	$257	$3,207	$—	$—	$43,739
Collectively evaluated for impairment	$1,840	$740	$—	$—	$—	$2,580
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$128,927	$474	$330,995	$—	$—	$460,396
Collectively evaluated for impairment	$1,444,495	$181,283	$—	$3,030	$—	$1,628,808
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2014:
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$—	$13,807
Provision for loan losses	(3,758)	4,173	92	—	1,297	1,804
Loans charged-off	(2,615)	(6,994)	(92)	—	(1,297)	(10,998)
Allowance for losses at December 31, 2014	$4,043	$570	$—	$—	$—	$4,613
Ending balance:
Individually evaluated for impairment	$—	$570	$—	$—	$—	$570
Collectively evaluated for impairment	$4,043	$—	$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$166,180	$1,350	$250,113	$—	$1,277	$418,920
Collectively evaluated for impairment	$1,180,850	$329,580	$—	$2,802	$—	$1,513,232
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Credit quality indicators
Bank Loans
The Company uses a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-5 with 1 representing the Company’s highest rating and 5 representing its lowest rating.  A loan with a rating of a 1 is considered performing within expectations, a loan with a rating of a 2 is considered watching closely with limited liquidity concerns, a loan with a rating of a 3 is considered to have possible future liquidity concerns, a loan with a rating of a 4 is considered to have nearer term liquidity concerns, and a loan with a rating of a 5 has defaulted. The Company also designates loans that are sold after the period end as held for sale at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  The Company considers metrics such as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies and industry dynamics in grading its bank loans.
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2015:
Bank loans	$162,007	$12,577	$4,249	$2,450	$474	$6,028	$187,785

As of December 31, 2014:
Bank loans	$291,214	$32,660	$5,424	$—	$1,350	$282	$330,930
All of the Company’s bank loans were current with respect to debt service with the exception of two loans with an aggregate amortized cost of $474,000 as of June 30, 2015. As of December 31, 2014, all of the Company's bank loans were current with respect to debt service with the exception of two loans with an amortized aggregate cost of $1.4 million, one of which defaulted as of March 31, 2014 and the other of which defaulted as of September 30, 2014.
Middle Market Loans
The Company uses a risk grading matrix to assign grades to middle market loans.  At inception, all middle market loans are graded at a 2 and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1-5 with 1 representing the Company’s highest rating and 5 representing its lowest rating.  A loan with a rating of a 1 is considered performing above expectations, a loan with a rating of a 2 is considered performing within expectations, a loan with a rating of a 3 is considered performing below expectations and requires close monitoring but no loss of interest or principal is expected, a loan with a rating of a 4 is considered to performing below expectations and some loss of interest or dividend is expected but no loss of principal, and a loan with a rating of a 5 is considered performing substantially below expectations, in default and some loss of principal is expected. The Company considers metrics such as performance of the underlying company, liquidity, collectability of interest and principal payments, enterprise valuation, default probability, and industry dynamics in grading its middle market loans.
Credit risk profiles of middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2015:
Middle market loans	$19,225	$292,983	$13,831	$—	$4,956	$—	$330,995

As of December 31, 2014:
Middle market loans	$—	$240,245	$9,868	$—	$—	$—	$250,113
As of June 30, 2015, one loan was in default with a risk rating of a 5. The rest of the Company's portfolio is current with respect to debt service. All of the Company’s middle market loans were current with respect to debt service as of December 31, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Commercial Real Estate Loans
The Company uses a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing the Company’s highest rating and 4 representing its lowest rating. A loan with a rating of a 1 is considered to have satisfactory performance with no issues noted. A loan is graded with a rating of a 2 if a surveillance trigger event has occurred without mitigating circumstance to support such event. These loans are closely monitored and evaluated for possible migration to rating 3. A loan with a rating of 3 has experienced an extended decline in operating performance, a significant deviation from its origination plan or the occurrence of one or more surveillance trigger events which create an increased risk for potential default. A loan with a rating of a 4 is considered to be in default or that default is imminent and full recovery of the unpaid principal balance is improbable. The Company also designates loans that are sold after the period end at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  In addition to the underlying performance of the loan collateral, the Company considers metrics such as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading its commercial real estate loans.
During the quarter ended June 30, 2015, the Company recorded an allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reversed against interest income, for a total charge to operations of $41.1 million. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. An impairment analysis showed that the fair value of the underlying collateral declined from that as of March 31, 2015. Contributing to this decline was a modification of the senior mortgage that accelerated the time horizon for disposing of the three remaining properties collateralizing the loan. Compounding this fact, the remaining three luxury brand hotel properties securing the loan are located in or near San Juan, Puerto Rico, and recent economic and credit disruptions in Puerto Rico resulted in events that caused the Company to determine that realizable values had declined rapidly and that the troubled debt restructuring should be fully reserved as of June 30, 2015.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of June 30, 2015
Whole loans	$1,467,901	$32,500	$—	$2,202	$—	$1,502,603
B notes	15,997	—	—	—	—	15,997
Mezzanine loans	16,750	—	—	38,072	—	54,822
	$1,500,648	$32,500	$—	$40,274	$—	$1,573,422

As of December 31, 2014:
Whole loans	$1,231,092	$32,500	$—	$—	$—	$1,263,592
B notes	16,072	—	—	—	—	16,072
Mezzanine loans	45,432	21,934	—	—	—	67,366
	$1,292,596	$54,434	$—	$—	$—	$1,347,030
The Company had no delinquent commercial real estate loans as of June 30, 2015 and December 31, 2014.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Loans Receivable - Related Party
The Company recorded a recovery on loan losses of $216,000 during the six months ended June 30, 2015 for provisions recorded during the year ended December 31, 2014. During the year ended December 31, 2014, the Company recorded a provision for loan losses on one related-party loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million onto the Company's books in lieu of cash settlement of the loan receivable.
Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current (3)	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of June 30, 2015:
Whole loans	$—	$—	$—	$—	$1,502,603	$1,502,603	$—
B notes	—	—	—	—	15,997	15,997	—
Mezzanine loans	—	—	—	—	54,822	54,822	—
Bank loans (1)	—	—	474	474	187,311	187,785	—
Middle market loans	—	4,956	—	4,956	326,039	330,995	—
Residential mortgage loans (2)	—	80	116	196	107,928	108,124	—
Total loans	$—	$5,036	$590	$5,626	$2,194,700	$2,200,326	$—

As of December 31, 2014:
Whole loans	$—	$—	$—	$—	$1,263,592	$1,263,592	$—
B notes	—	—	—	—	16,072	16,072	—
Mezzanine loans	—	—	—	—	67,366	67,366	—
Bank loans (1)	—	—	1,350	1,350	329,580	330,930	—
Middle market loans	—	—	—	—	250,113	250,113	—
Residential mortgage loans (2)	443	82	119	644	113,612	114,256	—
Loans receivable- related party	—	—	—	—	1,277	1,277	—
Total loans	$443	$82	$1,469	$1,994	$2,041,612	$2,043,606	$—

(1)	Contains $6.0 million and $282,000 of bank loans held for sale at June 30, 2015 and December 31, 2014, respectively.

(2)	Contains $105.1 million and $111.5 million of residential mortgage loans held for sale at June 30, 2015 and December 31, 2014, respectively.

(3)	Current loans include one impaired mezzanine loan and one impaired whole loan with amortized costs of $38.1 million and $2.2 million, respectively, that were both fully reserved as of June 30, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of June 30, 2015:
Loans without a specific valuation allowance:
Whole loans	$128,927	$128,927	$—	$128,520	$14,606
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$3,030	$3,030	$—	$2,818	$81
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$2,202	$2,202	$(2,202)	$2,202	$26
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$—
Bank loans	$474	$474	$(257)	$237	$—
Middle market loans	$4,956	$4,956	$(3,207)	$4,956	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$131,129	$131,129	$(2,202)	$130,722	$14,632
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	—
Bank loans	474	474	(257)	237	—
Middle market loans	4,956	4,956	(3,207)	4,956	—
Residential mortgage loans	3,030	3,030	—	2,818	81
Loans receivable - related party	—	—	—	—	—
	$177,661	$177,661	$(43,738)	$176,805	$14,713

As of December 31, 2014:
Loans without a specific valuation allowance:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$2,859
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,082	$2,082	$—	$2,082	$148
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,350	$1,350	$(570)	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	2,859
Bank loans	1,350	1,350	(570)	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	2,082	2,082	—	2,082	148
Loans receivable - related party	—	—	—	—	—
	$169,612	$169,612	$(570)	$170,599	$15,686
Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Six Months Ended June 30, 2015
Whole loans	2	$67,459	$67,459
B notes	—	—	—
Mezzanine loans	1	38,072	0
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$105,531	$67,459

The Company had no troubled-debt restructurings during the six months ended June 30, 2014. As of June 30, 2015 and 2014, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted.
NOTE 10 - BUSINESS COMBINATIONS
On February 26, 2014, the Company made an additional capital contribution to LCF which gave the Company majority ownership at 50.2%. As a result, the Company began consolidating the LCF joint venture. The joint venture was established for the purpose of originating and acquiring life settlement contracts through a financing facility. On April 30, 2015, the Company committed to another capital contribution in the amount of $750,000 increasing its ownership of LCF to 60.7%. The first installment of $375,000 was funded on April 30, 2015 and the second installment of $375,000 was funded on July 30, 2015.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

NOTE 11 - INTANGIBLE ASSETS
The following table summarizes the activity of intangible assets for the period indicated (in thousands):

	Management Contracts	Wholesale/Correspondent Relationships	Mortgage Servicing Rights	Total
Balance, January 1, 2015	$9,434	$302	$8,874	$18,610
Additions	—	—	8,360	8,360
Sales	—	—	—	—
Amortization	(892)	(127)	(1,831)	(2,850)
Total before impairment adjustment	8,542	175	15,403	24,120
Temporary impairment adjustment	—	—	250	250
Balance, June 30, 2015	$8,542	$175	$15,653	$24,370
For the three and six months ended June 30, 2015, the Company recorded amortization expense of $513,000 and $1.0 million, respectively, in relation to the Company's management contracts and wholesale/correspondent relationships. For the three and six months ended June 30, 2014, the Company recorded amortization expense of $512,000 and $1.0 million, respectively. The Company expects to record amortization expense on its management contracts and wholesale/correspondent relationships of approximately $2.0 million for the year ending December 31, 2015, $1.8 million for the year ending December 31, 2016, $1.8 million for the year ending December 31, 2017, $1.6 million for the year ending 2018, and $1.0 million for the year ending December 31, 2019.  The weighted average amortization period was 6.2 years and 6.6 years at June 30, 2015 and December 31, 2014, respectively.
Management Contracts and Wholesale/Correspondent Relationships
The Company recognized fee income on management contracts and wholesale/correspondent relationships of $896,000 and $1.9 million for the three and six months ended June 30, 2015, respectively, and $1.1 million and $2.8 million for the three and six months ended June 30, 2014, respectively.
For the three and six months ended June 30, 2015, the Company recognized $1.0 million and $1.8 million, respectively, of amortization expense related to mortgage servicing rights. For the three and six months ended June 30, 2014, the Company recognized $396,000 and $652,000, respectively. The Company expects to recognize amortization related to its mortgage servicing rights portfolio in the amount of $3.5 million for the year ending December 31, 2015, $3.4 million for the year ending December 31, 2016, $3.3 million for the year ending December 31, 2017, $3.1 million for the year ending December 31, 2018, and $2.5 million for the year ending December 31, 2019. The weighted average amortization period was 1.2 years and 1.4 years at June 30, 2015 and December 31, 2014, respectively.
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
The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights (“MSRs”) and loans held for sale.  The total servicing portfolio was $1.4 billion and $894.8 million as of June 30, 2015 and December 31, 2014.  MSRs recorded in the Company's consolidated balance sheets are related to the capitalized servicing portfolio and are created through the sale of originated loans.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Balance, beginning of period	$894,767	$433,153
Additions	633,511	519,915
Payoffs, sales and curtailments	(79,666)	(58,301)
Balance, end of period	$1,448,612	$894,767
The value of MSRs is driven by the net positive, or in some cases net negative, cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within fee income as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Servicing fees from capitalized portfolio	$911	$336	$1,462	$644
Late fees	$18	$16	$41	$39
Other ancillary servicing revenue	$3	$(1)	$7	$3

NOTE 12 - BORROWINGS
The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings in the form of securitized notes, repurchase agreements, secured term facilities, warehouse facilities, convertible senior notes, senior secured revolving credit agreements and trust preferred securities issuances.  Certain information with respect to the Company’s borrowings is summarized in the following table (in thousands, except percentages):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of June 30, 2015:
RREF CDO 2006-1 Senior Notes	$57,205	$—	$57,205	2.28%	31.1 years	$100,062
RREF CDO 2007-1 Senior Notes	125,055	—	125,055	1.19%	31.3 years	247,292
RCC CRE Notes 2013 Senior Notes	148,115	2,329	145,786	2.28%	13.5 years	192,666
RCC 2014-CRE2 Senior Notes	235,344	3,498	231,846	1.48%	16.8 years	348,194
RCC 2015-CRE3 Senior Notes	282,127	3,899	278,228	2.08%	16.7 years	340,076
Apidos Cinco CDO Senior Notes	208,893	—	208,893	0.93%	4.9 years	229,238
Moselle CLO S.A. Securitized Borrowings, at fair value (1)	159	—	159	N/A	N/A	557
Unsecured Junior Subordinated Debentures (2)	51,548	240	51,308	4.20%	21.3 years	—
6.0% Convertible Senior Notes	115,000	5,762	109,238	6.00%	3.4 years	—
8.0% Convertible Senior Notes	100,000	5,170	94,830	8.00%	4.5 years	—
CRE - Term Repurchase Facilities (3)	174,928	1,204	173,724	2.24%	18 days	273,686
CMBS - Term Repurchase Facility (4)	29,929	—	29,929	1.38%	18 days	34,330
Residential Mortgage Financing Agreements	96,580	—	96,580	2.74%	62 days	128,465
CMBS - Short Term Repurchase Agreements (5)	77,171	—	77,171	1.71%	20 days	113,381
Senior Secured Revolving Credit Agreement	151,000	3,491	147,509	3.05%	2.2 years	327,681
Total	$1,853,054	$25,593	$1,827,461	2.56%	10.6 years	$2,335,628

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2014:
RREF CDO 2006-1 Senior Notes	$61,423	$—	$61,423	2.12%	31.6 years	$139,242
RREF CDO 2007-1 Senior Notes	130,340	133	130,207	1.19%	31.8 years	271,423
RCC CRE Notes 2013 Senior Notes	226,840	2,683	224,157	2.11%	14.0 years	249,983
RCC 2014-CRE2 Senior Notes	235,344	3,687	231,657	1.45%	17.3 years	346,585
Apidos CDO III Senior Notes	74,646	—	74,646	1.18%	5.7 years	85,553
Apidos Cinco CDO Senior Notes	255,664	201	255,463	0.81%	5.4 years	272,512
Moselle CLO S.A. Senior Notes, at fair value (6)	63,321	—	63,321	1.49%	5.0 years	93,576
Moselle CLO S.A. Securitized Borrowings, at fair value (1)	5,619	—	5,619	1.49%	5.0 years	—
Unsecured Junior Subordinated Debentures (2)	51,548	343	51,205	4.19%	21.8 years	—
6.0% Convertible Senior Notes	115,000	6,626	108,374	6.00%	3.9 years	—
CRE - Term Repurchase Facilities (3)	207,640	1,958	205,682	2.43%	20 days	297,571
CMBS - Term Repurchase Facility (4)	24,967	—	24,967	1.35%	20 days	30,180
Residential Investments - Term Repurchase Facility (6)	22,248	36	22,212	1.16%	1 day	27,885
Residential Mortgage Financing Agreements (7)	102,576	—	102,576	2.78%	207 days	147,472
CMBS - Short Term Repurchase Agreements (5)	44,225	—	44,225	1.63%	17 days	62,446
Senior Secured Revolving Credit Agreement	113,500	2,363	111,137	2.66%	2.7 years	262,687
Total	$1,734,901	$18,030	$1,716,871	2.09%	10.0 years	$2,287,115

(1)	The securitized borrowings were collateralized by the same assets as the Moselle CLO Senior Notes.

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(3)	Amounts also include accrued interest expense of $187,000 and $198,000 related to CRE repurchase facilities as of June 30, 2015 and December 31, 2014, respectively.

(4)
Amounts also include accrued interest expense of $13,000 and $12,000 related to CMBS repurchase facilities as of June 30, 2015 and December 31, 2014, respectively. Amounts do not reflect CMBS repurchase agreement borrowings that are components of linked transactions as of December 31, 2014.

(5)	Amounts also includes accrued interest expense of $39,000 and $31,000 related to CMBS short term repurchase facilities as of June 30, 2015 and December 31, 2014.

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

(7)	Amount also includes interest expenses of $20,000 related to residential investment repurchase facilities as of December 31, 2014,
Securitizations
The following table sets forth certain information with respect to the Company's securitizations:

Securitization	Closing Date	Maturity Dates	Reinvestment Period End	Total Note Paydowns as of June 30, 2015
				(in millions)
RREF CDO 2006-1 Senior Notes	August 2006	August 2046	September 2011	$194.2
RREF CDO 2007-1 Senior Notes	June 2007	September 2046	June 2012	$215.9
RCC CRE Notes 2013 Senior Notes	December 2013	December 2028	N/A	$112.7
RCC 2014-CRE2 Senior Notes	July 2014	April 2032	N/A	$—
RCC 2015-CRE3 Senior Notes	February 2015	March 2032	N/A	$—
Apidos CDO III Senior Notes	May 2006	September 2020	June 2012	$262.5
Apidos Cinco CDO Senior Notes	May 2007	May 2020	May 2014	$113.1
Moselle CLO S.A. Securitized Borrowings	October 2005	January 2020	January 2012	$5.0

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

In November 2014, the Company called Moselle CLO S.A, substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO, were used to pay down $167.2 million of Senior Notes in full, and $5.0 million of the securitized borrowings as of June 30, 2015.
In June 2015, the Company called Apidos CDO III, substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CDO, were used to pay down the securitization's $262.5 million of Senior Notes in full as of June 30, 2015.
The investments held by the Company's securitizations collateralize the securitization's borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes retained at closing or subsequently repurchased by the Company as of June 30, 2015 eliminate in consolidation.
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
After deducting a $1.0 million underwriting discount and deferred debt issuance costs totaling $2.1 million, the Company received approximately $97.0 million of net proceeds. In addition, the Company recorded a discount of $2.5 million on the 8.0% Convertible Senior Notes that reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature.
The aforementioned market discounts and the deferred debt issuance costs will be amortized on a straight-line basis as additional interest expense through maturity on January 15, 2020. Interest on the 8.0% Convertible Senior Notes is paid semi-annually.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Repurchase and Credit Facilities
Borrowings under the Company's repurchase agreements were guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's borrowings (dollars in thousands):

	As of June 30, 2015				As of December 31, 2014
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank	$29,929	$34,330	35	1.38%	$24,967	$30,180	33	1.35%

CRE Term Repurchase Facilities
Wells Fargo Bank (1)	173,745	273,686	13	2.24%	179,762	258,223	15	2.38%
Deutsche Bank AG (2)	(21)	—	—	—%	25,920	39,348	2	2.78%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	24,114	37,707	4	1.64%	33,783	44,751	8	1.62%
Wells Fargo Securities, LLC	53,057	75,674	20	1.72%	10,442	17,695	1	1.66%

Residential Investments Term Repurchase Facility
Wells Fargo Bank (3)	—	—	—	—%	22,212	27,885	6	1.16%

Residential Mortgage Financing Agreements
New Century Bank	40,313	46,849	195	2.73%	41,387	51,961	158	2.82%
Wells Fargo Bank	56,267	81,616	170	2.75%	61,189	95,511	104	2.75%
Totals	$377,404	$549,862			$399,662	$565,554

(1)	The Wells Fargo CRE term repurchase facility borrowing includes $1.2 million and $1.7 million of deferred debt issuance costs as of June 30, 2015 and December 31, 2014, respectively.

(2)	The Deutsche Bank term repurchase facility includes $21,000 and $268,000 of deferred debt issuance costs as of June 30, 2015 and December 31, 2014, respectively.

(3)	The Wells Fargo residential investments term repurchase facility includes $36,000 of deferred debt issuance costs as of December 31, 2014.
As the result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements. Accordingly, the Company had no repurchase agreements being accounted for as linked transactions as of June 30, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The assets in the following table were accounted for as linked transactions as of December 31, 2014. These linked repurchase agreements are not included in borrowings on the Company's consolidated balance sheets (see Note 20).

	As of December 31, 2014
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$4,941	$6,371	7	1.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	—	—%
Wells Fargo Securities, LLC	4,108	6,233	2	1.37%
Deutsche Bank Securities, LLC	24,348	36,001	10	1.57%

Totals	$33,397	$48,605
The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
As of June 30, 2015:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$4,024	18	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$99,791	18	2.24%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$13,236	11	1.64%
Deutsche Bank Securities, LLC	$22,784	24	1.72%

Residential Mortgage Financing Agreements
Wells Fargo Bank	$25,349	62	2.75%
New Century Bank	$6,537	61	2.73%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

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
The Company is in compliance with all financial covenants as defined in the respective agreements as of June 30, 2015.
Residential Investments – Term Repurchase Facility
In June 2014, the Company's wholly-owned subsidiaries, RCC Resi Portfolio and RCC Resi TRS (the “Sellers”) entered into a master repurchase and securities contract (the “2014 Facility”) with Wells Fargo.  Under the 2014 Facility, from time to time, the parties may enter into transactions in which the Sellers and Wells Fargo agree to transfer from the Sellers to Wells Fargo all of their right, title and interest to certain residential mortgage-backed securities and other assets against the transfer of funds by Wells Fargo to the Sellers, with a simultaneous agreement by Wells Fargo to transfer back to the Sellers such assets at a date certain or on demand, against the transfer of funds from the Sellers to Wells Fargo.
In January 2015, the Sellers amended the agreement with Wells Fargo to classify trust certificates as assets eligible for sale and repurchase under the 2014 Facility. The maximum borrowing amounts of the 2014 Facility under the amended agreement are $110.0 million with respect to purchased residential mortgage-backed securities, and $165.0 million with respect to trust certificates collateralized by jumbo mortgage loans. The 2014 Facility's maximum pricing margins are 1.45% and 3.00% on residential mortgage- backed securities and jumbo mortgage loans, respectively. In June 2015, the Company amended the agreement with Wells Fargo to extend the facility's termination date to August 21, 2015, with no other material changes made to the facility's terms.
Residential Mortgage Financing Agreements
PCM has master repurchase agreements with New Century Bank d/b/a Customer's Bank ("New Century") and Wells Fargo Bank, NA ("Wells Fargo") to finance the acquisition of residential mortgage loans. In June 2015, PCM amended its agreement with Wells Fargo to extend the facility's termination date to August 31, 2015, with no other material changes made to the facility's terms.
PCM was in compliance with all financial covenant requirements under the New Century and Wells Fargo agreements as of June 30, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Senior Secured Revolving Credit Agreement
On September 18, 2014, the Company's wholly-owned subsidiary, Northport LLC closed a $110.0 million syndicated senior secured revolving credit facility ("Northport Credit Facility") with JP Morgan as agent bank to finance the origination of middle market and syndicated loans. The availability under the Northport Credit Facility was increased to $125.0 million as of September 30, 2014 and again to $140.0 million with an additional commitment from ING Bank early in March 2015. During the second quarter 2015, the Company entered into the first and second amendments of the Northport Credit Facility which increased the original commitment from $225.0 million to $300.0 million and secured $85.0 million of additional availability, bringing the total available under the Northport Credit Facility to $225.0 million as of June 30, 2015. As of June 30, 2015, $151.0 million was outstanding on the Northport Credit Facility. Under the first amendment both the ability to access to draws on the Northport Credit Facility and maturity have been extended six months until March 31, 2018 and March 31, 2019 respectively.
Under the terms of the amendment the Northport Credit Facility applicable margins increased 25 basis points. The Northport Credit Facility bears interest rates, at the Company's election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate (prime rate of 3.25% as of June 30, 2015) plus 1.75%. During the six month period following September 18, 2014, the Company was charged a commitment fee on any unused balance of 0.375% per annum if the unused balance was greater than 35% of the total commitment or 0.50% per annum if it was less than 35% of the total commitment. Following that period, the commitment fee on any unused balance became 0.375% per annum if the outstanding balance is greater than 35% of the total commitment or 1.00% per annum if the outstanding balance is 35% or less of the total commitment. At June 30, 2015, there was an unused balance of $74.0 million on the facility.
Amounts available to borrow under the Credit Facility are subject to compliance with a borrowing base computation that applies different advance rates to different types of assets held by Northport LLC that are pledged as collateral. Under the Northport Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. At June 30, 2015, the Company is in compliance with all covenants under the agreement. The Company guarantees Northport LLC's performance of its obligations under the Northport Credit Facility.
Contractual maturity dates of the Company's borrowings by category and year are present in the table below:

	Total	2015	2016	2017	2018	2019 and Thereafter
CDOs	$391,312	$159	$—	$—	$—	$391,153
CRE Securitizations	655,860	—	—	—	—	655,860
Repurchase Agreements	377,404	377,404	—	—	—	—
Unsecured Junior Subordinated Debentures	51,308	—	—	—	—	51,308
6.0 % Convertible Notes	109,238	—	—	—	109,238	—
8.0 % Convertible Notes	94,830	—	—	—	—	94,830
Senior Secured Revolving Credit Facility	147,509	—	—	—	147,509	—
Total	$1,827,461	$377,563	$—	$—	$256,747	$1,193,151
NOTE 13 - SHARE ISSUANCE AND REPURCHASE

	Six Months Ended June 30, 2015		Total Outstanding
	Number of Shares	Weighted Average Offering Price	Number of Shares	Weighted Average Offering Price
8.50% Series A Preferred Stock	—	$—	1,069,016	$24.05
8.25% Series B Preferred Stock	139,333	$22.34	5,740,479	$23.81
8.625% Series C Preferred Stock	—	$—	4,800,000	$25.00
On or after June 14, 2017 the Company may, at its option, redeem the Series A preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

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
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company is authorized to issue up to 20,000,000 shares of common stock. During the three and six months ended June 30, 2015, the Company sold approximately 18,000 and 41,000 shares of common stock through this program, resulting in proceeds of approximately $81,000 and $187,000, respectively.
NOTE 14 - SHARE-BASED COMPENSATION
The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Employees	Total
Unvested shares as of January 1, 2015	49,203	1,812,853	161,583	2,023,639
Issued	55,582	1,001,459	115,271	1,172,312
Vested	(43,718)	(362,503)	(7,439)	(413,660)
Forfeited	—	(13,211)	(1,271)	(14,482)
Unvested shares as of June 30, 2015	61,067	2,438,598	268,144	2,767,809
The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the six months ended June 30, 2015 and 2014, including the grant date fair value of shares issued to the Company’s seven non-employee directors, was $5.7 million, and $3.7 million, respectively.
The Company reports any unvested shares of restricted common stock granted to non-employee directors at the fair value on the grant date amortized over the service period.  The amortization recognized during the three and six months ended June 30, 2015 and 2014 was $64,000 and $129,000 and $64,000 and $128,000, respectively.
As of June 30, 2015 the total unrecognized restricted common stock expense was $4.9 million, with a weighted average amortization period remaining of 2.2 years.
The following table summarizes the restricted common stock grants during the six months ended June 30, 2015:

Date	Shares (2)	Vesting/Year	Date(s)
February 3, 2015	7,276	100%	2/3/16
February 5, 2015	966,095	33.3%	2/5/16, 2/5/17, 2/5/18
February 5, 2015	115,271	33.3%	2/5/16, 2/5/17, 2/5/18
March 9, 2015	32,186	100%	3/9/16
March 12, 2015	7,625	100%	3/12/16
March 31, 2015	35,364	100%	5/15/16 (1)
June 8, 2015	8,495	100%	6/8/16

(1)
In connection with a grant of restricted common stock made on September 24, 2014, the Company agreed to issue up to 70,728 additional shares of common stock if certain loan origination performance thresholds were achieved by personnel from the Company’s loan origination team.  The performance criteria is measured at the end of two annual measurement periods beginning April 1, 2014.  The agreement also provided dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant were paid at the end of each annual measurement period if the performance criteria were met.  If the performance criteria is not met, the accrued dividends will be forfeited.  As a consequence, the Company does not record the dividend equivalent rights until earned.  On March 31, 2015, the first annual measurement period ended and 35,364 shares were earned. These shares will vest over the subsequent 12 months at a rate of one-fourth per quarter. In addition, approximately $21,000 of accrued dividend equivalent rights were earned and paid.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

(2)	All shares were issued from the 2007 Plan with the exception of these shares which were issued from unregistered shares as part of the consideration for the purchase of PCM.
The following table summarizes the status of the Company’s vested stock options as of June 30, 2015:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2015	640,666	$14.45
Vested	—	—
Exercised	—	—
Forfeited	—	—
Vested as of June 30, 2015	640,666	$14.45	0.8	$—
There were no options granted during the six months ended June 30, 2015 or 2014. The outstanding stock options have a weighted average remaining contractual term of three years.
The components of equity compensation expense for the periods presented as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Options granted to Manager and non-employees	$—	$—	$—	$(2)
Restricted shares granted to non-employees (1)	543	1,784	1,307	3,213
Restricted shares granted to employees	184	185	350	360
Restricted shares granted to non-employee directors	64	63	129	128
Total equity compensation expense	$791	$2,032	$1,786	$3,699

(1) Non-employees are employees of Resource America.
There were no incentive fees paid to the Manager for the three and six months ended June 30, 2015 and 2014.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for the issuance of equity awards as of June 30, 2015.  All awards are discretionary in nature and subject to approval by the Compensation Committee of the Company's board of directors.
On October 31, 2013, the Company, through its TRS, RCC Residential, completed a business combination whereby it acquired the assets of PCM, an Atlanta based company that originates and services residential mortgage loans, for approximately $7.6 million in cash. As part of this transaction, a key employee of PCM was granted approximately $800,000 of the Company’s restricted stock. Any grants for employees of PCM are accounted for as compensation and amortized to equity compensation expense over the vesting period. Dividends declared on the stock while unvested are recorded as a general and administrative expense. Dividends declared after the stock vests are recorded as a distribution. For the three and six months ended June 30, 2015, $184,000 and $350,000 of amortization of the stock grants were recorded to equity compensation expense and $43,000 and $86,000 of expense related to dividends on unvested shares was recorded to general and administrative expense on the Company’s consolidated statements of operations, respectively. For the three and six months ended June 30, 2014, $163,000 and $323,000 of amortization of the stock grants were recorded to equity compensation expense and $52,000 and $104,000 of expense related to dividends on unvested shares was recorded to general and administrative expense on the Company’s consolidated statements of operations, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

NOTE 15 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic:
Net income (loss) allocable to common shares	$(31,011)	$14,677	$(21,609)	$29,793
Weighted average number of shares outstanding	131,409,263	126,952,493	131,333,704	126,288,516
Basic net income per share	$(0.24)	$0.12	$(0.16)	$0.24

Diluted:
Net income (loss) allocable to common shares	$(31,011)	$14,677	$(21,609)	$29,793
Weighted average number of shares outstanding	131,409,263	126,952,493	131,333,704	126,288,516
Additional shares due to assumed conversion of dilutive instruments	—	1,190,144	—	1,120,611
Adjusted weighted-average number of common shares outstanding	131,409,263	128,142,637	131,333,704	127,409,127
Diluted net income (loss) per share	$(0.24)	$0.11	$(0.16)	$0.23
Potentially dilutive shares relating to 1,399,519 and 1,223,513 shares of restricted stock are not included in the calculation of diluted net (loss) per share for the three and six months ended June 30, 2015, respectively, because the effect was anti-dilutive. Potentially dilutive shares consisting of 36,011,413 shares issuable in connection with the potential conversion of the Company's 6% and 8% Convertible Senior Notes (see Note 12) for both the three and six months ended June 30, 2015, respectively, and 17,907,939 shares for both the three and six months ended June 30, 2014, were not included in the calculation of diluted net income (loss) per share because the effect was anti-dilutive.
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table, which is presented gross of tax, presents the changes in each component of accumulated other comprehensive income for the six months ended June 30, 2015 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Foreign Currency Translation	Accumulated other comprehensive loss
January 1, 2015	$(8,967)	$15,422	$(412)	$6,043
Other comprehensive gain (loss) before reclassifications	2,379	1,424	429	4,232
Amounts reclassified from accumulated other comprehensive income	126	(10,334)	—	(10,208)
Net current-period other comprehensive income	2,505	(8,910)	429	(5,976)
Unrealized gains (losses) on available-for-sale securities allocable to non-controlling interests	—	1,277	—	1,277
June 30, 2015	$(6,462)	$7,789	$17	$1,344

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

NOTE 17 - RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  On September 19, 2013, the Audit Committee of the Board of Directors of Resource America concluded that Resource America should consolidate the financial statements of the Company, which was previously treated as an unconsolidated variable interest entity. The Audit Committee reached this conclusion after consultations with the Office of the Chief Accountant of the Securities and Exchange Commission (the “Commission”) following comments received from the staff of the Division of Corporation Finance of the Commission and the Audit Committee's discussion with the Company's management and its independent registered public accounting firm. Resource America's Audit Committee noted that consolidation of the Company was not expected to materially affect Resource America's previously reported net income attributable to common shareholders. At June 30, 2015, Resource America owned 2,861,592 shares, or 2.1%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock which options expired on March 8, 2015.
The Company is managed by the Manager, which is a wholly-owned subsidiary of Resource America, pursuant to a Management Agreement that provides for both base and incentive management fees.  For the three and six months ended June 30, 2015, the Manager earned base management fees of approximately $3.4 million and $6.8 million, respectively. For the three and six months ended June 30, 2014, the Manager earned base management fees of approximately $3.2 million and $6.1 million, respectively. No incentive management fees were earned for the three and six months ended June 30, 2015 or 2014.  The Company also reimburses the Manager and Resource America for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  For the three and six months ended June 30, 2015 the Company paid the Manager $1.6 million and $2.7 million, respectively, and for the three and six months ended June 30, 2014, $1.4 million and $2.4 million, respectively, as expense reimbursements.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three and six months ended June 30, 2015 and 2014, RCM earned no management fees. The portfolio began a partial liquidation during the year ended December 31, 2013 that has resulted in the outstanding portfolio balance being significantly decreased. The Company has reinvested gains from its activity and holds $3.8 million in fair market value of trading securities as of June 30, 2015, an increase of $400,000 from $3.4 million at fair market value as of December 31, 2014.  The Company and RCM also established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  RCM did not earn profits from this account during the three and six months ended June 30, 2015 and 2014. The Company also reimburses RCM for expenses paid on the Company's behalf. For the three and six months ended June 30, 2015, the Company paid RCM $65,000 and $97,000, respectively, as expense reimbursements. For the three and six months ended June 30, 2014, the Company paid RCM $51,000 and $126,000, respectively, as expense reimbursements.
At June 30, 2015, the Company was indebted to the Manager for $1.7 million, comprised of base management fees of $1.1 million and expense reimbursements of $587,000.  At December 31, 2014, the Company was indebted to the Manager for $1.6 million, comprised of base management fees of $1.2 million and expense reimbursements of $480,000. At June 30, 2015, the Company was indebted to RCM under the Company’s Investment Management Agreement for $185,000, comprised entirely of expense reimbursements.  At December 31, 2014, the Company was indebted to RCM under the Company’s Investment Management Agreement for $121,000, comprised entirely of expense reimbursements. The Company's base management fee payable as well as expense reimbursements payable are recorded in accounts payable and other liabilities on the consolidated balance sheets.
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
JUNE 30, 2015
(unaudited)

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
The Company had executed ten and nine securitizations as of June 30, 2015 and December 31, 2014, respectively, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitization's entities and their assets. The Company liquidated one of these securitizations in October 2013 and another in October 2014.
Relationship with LEAF Commercial Capital. LCC originated and managed equipment leases and notes on behalf of the Company. On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, the Company entered into another amendment to extend the maturity to February 15, 2015. At the end of 2014, the Company recorded a provision for loan loss on this loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the Company's books in lieu of the loan receivable. During the three and six months ended June 30, 2015, the Company recorded a partial recovery of this provision in the amount of $28,000 and $216,000. As of June 30, 2015, the Company held $1.6 million of direct financing leases.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into the SPA with Eos (see Note 3). The Company’s resulting interest is accounted for under the equity method.  For the three and six months ended June 30, 2015 the Company recorded gains of $350,000 and $402,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.  For the three and six months ended June 30, 2014, the Company recorded losses of $278,000 and $872,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.  The Company’s investment in LCC was $39.8 million and $39.4 million as of June 30, 2015 and December 31, 2014, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (“ACM”), a former subsidiary of Resource America, was sold to CVC Credit Partners, L.P. ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 33% interest. CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and six months ended June 30, 2015, CVC Credit Partners earned subordinated fees of $221,000 and $458,000, respectively. For the three and six months ended June 30, 2014, CVC Credit Partners earned subordinated fees of $330,000 and $700,000, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

In May, June and July 2013, the Company invested a total of $15.0 million in CVC Global Credit Opportunities Fund, L.P. which generally invests in assets through the Master Fund (see Note 3). The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement because the Company is a related party of CVC Credit Partners. For the three and six months ended June 30, 2015, the Company recorded earnings of $312,000 and $920,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. For the three and six months ended June 30, 2014, the Company recorded earnings of $1.1 million and $2.0 million, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. In March 2015, the Company elected to withdraw $5.0 million from the fund. The Company's investment balance was $14.1 million as of June 30, 2015 as compared to $18.2 million as of December 31, 2014. The investment is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  The Company had a receivable in the amount of $150,000 and $100,000 due from Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio as of June 30, 2015 and December 31, 2014, respectively.
On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which was set to mature on May 9, 2018, carried an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan, collateralized by a multi-family building, to equity. The loan was kept outstanding and was used as collateral in RREF CDO 2006-1. RREM was appointed as the asset manager as of August 1, 2011. RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM was entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. The Company incurred fees payable to RREM for the three and six months ended June 30, 2014 in the amount of $35,000 and $69,000, respectively. There were no fees incurred for the three and six months ended June 30, 2015, as the property was sold during the last quarter of 2014 for a gain of $1.9 million.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that held an interest in a real estate joint venture) from Resource America for $2.1 million, its book value.  RREM was asset manager of the venture and received a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the three and six months ended June 30, 2014, the Company paid RREM management fees of $1,000 and $6,000, respectively. There were no fees incurred for the three and six months ended June 30, 2015, as the last property associated with the joint venture was sold in July 2014. For the three and six months ended June 30, 2015, the Company recorded income of $0 and $46,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. For the three and six months ended June 30, 2014, the Company recorded income of $870,000 and $1.7 million, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. The income recorded in 2015 was due to a liquidation of an existing bank account with respect to one of the properties.
On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan was secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note beared interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest would accrue and be payable at a rate of 5.0% in excess of the fixed rate.  Interest was payable quarterly.  Mandatory principal payments must also be made to the extent distributable cash or other proceeds from the partnership represent a return of RCP’s capital.  The loan had an original maturity date of January 14, 2015, with two one-year extensions. RCP exercised the first option, extending the maturity to January 14, 2016. The loan balance was $558,000 at December 31, 2014. In April 2015, RCP paid off the total loan balance of $558,000.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

On June 21, 2011, the Company entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly. The Company received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety. RREM was appointed as the asset manager of the venture.  RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM received an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  The Company held a $975,000 preferred equity investment in SLH Partners as of December 31, 2013. The investment was sold in 2014 for a $912,000 gain, which was recorded on the Company's consolidated statements of operations in equity of earnings of unconsolidated subsidiaries.
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
In July 2014, the Company formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. The Company contributed $15.0 million for a 63.8% membership interest in RCM Global. A five member board manages RCM Global, and all actions including purchases and sales must be approved by no less than three of the five members of the board. The portion of RCM Global that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. In March and June 2015, the Company requested and received a proportional, in-kind distribution in certain securities held by RCM Global. The distribution of and subsequent sale of those securities by the Company through its subsidiary, RCC Residential, resulted in the realization of $5.6 million of gains for the six months ended June 30, 2015. The Company's ownership interest decreased to 45.9% as of June 30, 2015 as a result of these distributions.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million, as of February 1, 2015. The Company will receive 10% of the carried interest in the partnership for the first five years, and can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed securities valued at $2.8 million to the formation of Pelium Capital. The portion of the fund that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, the Company does not have disproportionate voting rights and Pelium Capital's partners have all of the following characteristics: (1) the power to direct the activities of Pelium; (2) the obligation to absorb losses; and (3) the right to receive residual returns. However, Pelium Capital was consolidated as a result of the Company's majority ownership and the Company's unilateral kick-out rights. The non-controlling interest in Pelium Capital is owned by Resource America and outside investors. All intercompany accounts and transactions have been eliminated in consolidation. The Company's ownership interest in Pelium Capital was 69.9% as of June 30, 2015.

On April 10, 2015, the Company entered into two first mortgage bridge loans in the amount of $2.5 million and $3.3 million with two funds sponsored by Resource America, Resource Real Estate Investors LP and Resource Real Estate Investors
II, LP. Each loan carried an interest rate of LIBOR plus 5.75% with a LIBOR floor of 0.25%. The loans had a maturity date of May 5, 2016, with two consecutive one-year options to extend upon the first maturity date. The loan in the amount of $2.5 million was repaid in full with interest on April 29, 2015. The second loan in the amount of $3.3 million was repaid in full with interest on July 31, 2015.
Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.   For the three and six months ended June 30, 2015, the Company paid Ledgewood $61,000 and $334,000, respectively, in connection with legal services rendered to the Company. For the three and six months ended June 30, 2014, the Company paid Ledgewood $120,000 and $158,000, respectively, in connection with legal services rendered to the Company.
NOTE 18 - DISTRIBUTIONS
For the quarter ended June 30, 2015, the Company declared and subsequently paid a dividend of $0.16 per common share.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following tables presents dividends declared (on a per share basis) for the three and six months ended June 30, 2015 and year ended December 31, 2014:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2015
March 31	April 28	$21,444	$0.16
June 30	July 28	$21,426	$0.16
2014
March 31	April 28	$25,921	$0.20
June 30	July 28	$26,179	$0.20
September 30	October 28	$26,629	$0.20
December 31	January 28, 2015	$26,563	$0.20

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2015
March 31	April 30	$568	$0.53125	April 30	$2,960	$0.515625	April 30	$2,588	$0.539063
June 30	July 30	$568	$0.53125	July 30	$2,960	$0.515625	July 30	$2,588	$0.539063
2014
March 31	April 30	$463	$0.53125	April 30	$2,057	$0.515625	—	—	—
June 30	July 30	$537	$0.53125	July 30	$2,378	$0.515625	July 30	$1,437	$0.299479
September 30	October 30	$537	$0.53125	October 30	$2,430	$0.515625	October 30	$2,588	$0.539063
December 31	January 30, 2015	$568	$0.53125	January 30, 2015	$2,888	$0.515625	January 30, 2015	$2,588	$0.539063

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2015:
Assets:
Investment securities, trading	$—	$—	$32,680	$32,680
Investment securities available-for-sale	—	4,865	248,563	253,428
Loans held for sale	—	64,751	40,343	105,094
Derivatives	—	1,275	3,014	4,289
Total assets at fair value	$—	$70,891	$324,600	$395,491

Liabilities:
Derivatives	$—	$(355)	$(6,636)	$(6,991)
Total liabilities at fair value	$—	$(355)	$(6,636)	$(6,991)

As of December 31, 2014:
Assets:
Investment securities, trading	$—	$—	$20,786	$20,786
Investment securities available-for-sale	—	33,158	242,562	275,720
CMBS - linked transactions	—	—	15,367	15,367
Derivatives	3,429	7	1,868	5,304
Total assets at fair value	$3,429	$33,165	$280,583	$317,177

Liabilities:
Moselle CLO Notes	$—	$—	$68,940	$68,940
Derivatives	—	—	8,476	8,476
Total liabilities at fair value	$—	$—	$77,416	$77,416

The Company's residential mortgage loan portfolio is comprised of both agency loans and non-agency jumbo loans. The fair values of the Company's agency loan portfolio are generally classified as Level 2 in the fair value hierarchy, as those values are determined based on quoted market prices or upon other observable inputs. The fair values of the Company's jumbo loan portfolio are generally classified as Level 3 in the fair value hierarchy, as those values are generally based upon valuation techniques that utilize unobservable inputs that reflect the assumptions that a market participant would use in pricing those assets.

As of June 30, 2015, except for a note balance of $159,000, Moselle CLO paid off all of its outstanding CLO notes.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS including Linked Transactions	ABS	Structured Finance Securities	Warrants	Interest Rate Lock Commitments	Loans Held for Sale	Total
Balance, January 1, 2015	$185,772	$72,157	$20,786	$898	$970	$83,380	$363,963
Included in earnings	849	4,226	1,673	76	19,135	(1,186)	24,773
Unlinked transactions	33,239	—	—	—	—	—	33,239
Purchases/Originations	7,219	10,350	19,264	—	—	80,517	117,350
Sales		(5,594)	(9,339)	—	—	(122,269)	(137,202)
Paydowns	(41,706)	(3,208)	(488)	—	—	(99)	(45,501)
Issuances	—	—	—	—	—	—	—
Settlements	—	(11,216)	—	—	(18,065)	—	(29,281)
Included in OCI	(51)	(7,345)	784	—	—	—	(6,612)
Transfers into Level 3	—	3,872	—	—	—	—	3,872
Balance, June 30, 2015	$185,322	$63,242	$32,680	$974	$2,040	$40,343	$324,601
The following table presents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Interest rate swaps
Beginning balance, January 1, 2015	$8,680
Unrealized gains - included in accumulated other comprehensive income	(2,237)
Included in earnings	(134)
Ending balance, June 30, 2015	$6,309
The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2015:
Assets:
Loans held for sale	$—	$6,028	$—	$6,028
Impaired loans	—	2,223	—	2,223
Total assets at fair value	$—	$8,251	$—	$8,251

As of December 31, 2014:
Assets:
Loans held for sale	$—	$36,956	$—	$36,956
Impaired loans	—	1,678	137,811	139,489
Total assets at fair value	$—	$38,634	$137,811	$176,445

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as nonrecurring Level 2.  For the Company’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amounts of nonrecurring fair value losses for specifically impaired loans for the three and six months ended June 30, 2015 were $38.9 million and $41.4 million, respectively. The amounts of nonrecurring fair value losses for specifically impaired loans for the three and six months ended June 30, 2014 were $440,000 and $440,000, respectively. The amounts of nonrecurring fair value losses for loans held for sale for the three and six months ended June 30, 2015 were $85,000 and $806,000, respectively. The amounts of nonrecurring fair value losses for loans held for sale for the three and six months ended June 30, 2014 were $60,000 and $60,000, respectively.

In accordance with FASB ASC Topic 820-10-50-2-bbb, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the Company. As a consequence, the Company has not disclosed such information associated with fair values obtained from third-party pricing sources.
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at June 30, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$6,300	Discounted cash flow	Weighted average credit spreads	4.55%
Additionally, as of June 30, 2015, the Company also classified the valuation of its warrant derivative in Level 3 of the fair value hierarchy. The value of the warrant was determined using a Black-Scholes model using the following significant unobservable inputs: market capitalization of $143.7 million and volatility of 50.0%.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair values of the Company's short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable, accrued interest expense, repurchase agreements and the secured revolving credit agreement approximate their carrying value on the consolidated balance sheets.  The fair values of the Company’s investment securities, trading are reported in Investment Securities, Trading (see Note 5).  The fair values of the Company’s investment securities available-for-sale are reported in Investment Securities Available-for-Sale (see Note 6).  The fair values of the Company’s derivative instruments and linked transactions are reported in Market Risk and Derivative Instruments (see Note 20).
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
JUNE 30, 2015
(unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2015:
Loans held-for-investment	$2,042,885	$2,030,262	$—	$508,407	$1,521,855
CDO notes	$1,047,172	$929,970	$—	$—	$929,970
Junior subordinated notes	$51,308	$17,802	$—	$—	$17,802
Convertible notes	$204,068	$204,068	$—	$—	$204,068
Repurchase agreements	$377,404	$377,404	$—	$—	$377,404
Senior secured revolving credit agreement	$147,509	$147,509	$—	$—	$147,509

As of December 31, 2014:
Loans held-for-investment	$1,925,980	$1,909,019	$—	$570,071	$1,338,948
Loans receivable-related party	$558	$558	$—	$—	$558
CDO notes	$1,046,493	$975,762	$—	$—	$975,762
Junior subordinated notes	$51,205	$17,699	$—	$—	$17,699
Convertible notes	$108,374	$108,374	$—	$—	$108,374
Repurchase agreements	$399,662	$399,662	$—	$—	$399,662
Senior secured revolving credit agreement	$111,137	$111,137	$—	$—	$111,137
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
JUNE 30, 2015
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
At June 30, 2015, the Company had 10 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 4.55% and received a variable rate equal to either one-month LIBOR or three-month LIBOR.  The aggregate notional amount of these contracts was $147.8 million at June 30, 2015.  The counterparties for the Company’s designated interest rate hedge contracts at such date were Credit Suisse International and Wells Fargo. The Company had master netting agreements with Credit Suisse International and Wells Fargo at June 30, 2015. Regulations promulgated under the Dodd-Frank Act mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty.  Central clearing requires the Company to post collateral in the form of initial and variation margin to our Futures Commission Merchant.  As of June 30, 2015, the Company had centrally cleared derivative assets with a fair value of $9,000. The Company classifies these hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. The Company records changes in fair value of derivatives designated and effective as cash flow hedges in other comprehensive income, and records changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.
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
The estimated fair value of the Company’s liability related to interest rate swaps was $6.3 million and $8.7 million as of June 30, 2015 and December 31, 2014, respectively.  The Company had aggregate unrealized losses of $6.5 million and $9.0 million on the interest rate swap agreements as of June 30, 2015 and December 31, 2014, respectively, which is recorded in accumulated other comprehensive income.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.
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
JUNE 30, 2015
(unaudited)

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
The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of operations for the years presented:
Fair Value of Derivative Instruments as of June 30, 2015
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$141,883	Derivatives, at fair value	$2,040
Forward contracts - residential mortgage lending	$136,007	Derivatives, at fair value	$1,275
Warrants	$492	Derivatives, at fair value	$974
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (3)	$147,776	Derivatives, at fair value	$6,300
Interest rate lock agreements	$4,548	Derivatives, at fair value	$19
Forward contracts - residential mortgage lending	$140,414	Derivatives, at fair value	$314
Forward contracts - foreign currency, hedging (1)(2)	$43,430	Derivatives, at fair value	$204
Forward contracts - TBA securities	$22,500	Derivatives, at fair value	$154

Interest rate swap contracts	$147,776	Accumulated other comprehensive income	$6,300

(1)	Notional amount presented on currency converted basis. The notional amount of the Company's foreign currency hedging forward contracts was €40.1 million as of June 30, 2015.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)	Interest rate swap contracts are accounted for as cash flow hedges.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The Effect of Derivative Instruments on the Statements of Operations for the
Six Months Ended June 30, 2015 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$3,152
Interest rate swap contracts, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$206
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$1,061
Forward contracts - RMBS securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$57
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$1,989
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$1,790
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$184
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$56
(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of operations line items.

The Effect of Derivative Instruments on the Statements of Operations for the
Six Months Ended June 30, 2014 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Interest expense	$3,267
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$990
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$458

(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of operations line items.
Linked Transactions
As the result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements. Accordingly, the Company had no financing arrangements being accounted for as linked transactions as of June 30, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The Company's linked transactions were evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on the Company's consolidated balance sheets in the line item linked transactions, net at fair value. The fair value of linked transactions reflected the value of the underlying CMBS, linked repurchase agreement borrowings and accrued interest payable on such instruments. The Company's linked transactions were not designated as hedging instruments and, as a result, the change in the fair value and net interest income from linked transactions was reported in unrealized gain (loss) and interest income on linked transactions, net on the Company's consolidated statements of operations.
As of December 31, 2014, the Company held non-hedging linked transactions, net at fair value of $15.4 million. During the three months ended June 30, 2014, the Company recorded unrealized gain and net interest income on linked transactions of$5.0 million.

The following table presents certain information about the components of the unrealized gain (loss) and net interest income from linked transactions, net, included in the Company's consolidated statements of operations for the periods presented as follows ( in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Components of Unrealized Net (Losses) Gains and Net Interest Income
Income from linked transactions
Interest income attributable to CMBS underlying linked transactions	$—	$1,078	$—	$2,009
Interest expense attributable to linked repurchase agreement borrowings underlying linked transactions	—	(226)	—	(615)
Change in fair value of linked transactions included in earnings	—	4,160	—	5,923
Unrealized gain (loss) and net interest income from linked transactions, net	$—	$5,012	$—	$7,317
The following table summarizes the Company's investment securities, underlying linked transactions,which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

As of December 31, 2014:
CMBS linked transactions	$48,138	$539	$(72)	$48,605
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
JUNE 30, 2015
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

NOTE 21 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
As the result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements. Accordingly, the Company had no financing arrangements being accounted for as linked transactions as of June 30, 2015.
The following table presents a summary of the Company's offsetting of derivative assets for the periods presented (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
As of June 30, 2015:
Derivative hedging instruments,at fair value	$2,249	$—	$2,249	$—	$—	$2,249
Total	$2,249	$—	$2,249	$—	$—	$2,249

As of December 31, 2014:
Derivative hedging instruments, at fair value	$4,334	$—	$4,334	$—	$—	$4,334
Linked transactions	48,764	33,397	15,367	—	—	15,367
Total	$53,098	$33,397	$19,701	$—	$—	$19,701

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities for the periods presented as follows (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged (2)	(v) = (iii) - (iv) Net Amount
As of June 30, 2015:
Derivative hedging instruments, at fair value (3)	$6,972	$—	$6,972	$—	$1,200	$5,772
Repurchase agreements and term facilities (4)	377,404	—	377,404	—	—	377,404
Total	$384,376	$—	$384,376	$—	$1,200	$383,176

As of December 31, 2014:
Derivative hedging instruments, at fair value (3)	$8,466	$—	$8,466	$—	$500	$7,966
Repurchase agreements and term facilities (4)	399,662	—	399,662	399,662	—	—
Linked transactions	33,397	33,397	—	—	—
Total	$441,525	$33,397	$408,128	$399,662	$500	$7,966

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with term facilities, repurchase agreements and derivative transactions.

(2)	Amounts represent amounts pledged as collateral against derivative transactions.

(3)	The fair value of securities and/or cash and cash equivalents pledged against the Company's swaps was $1.2 million and $2.6 million at June 30, 2015 and December 31, 2014, respectively.

(4)
The combined fair value of securities and loans pledged against the Company's various term facilities and repurchase agreements was $549.9 million and $565.6 million at June 30, 2015 and December 31, 2014, respectively.

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
The Company is unaware of any contingencies arising from such routine litigation that would require accrual or disclosure in the consolidated financial statements as of June 30, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

NOTE 23 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:
On August 3, 2015, the Company's board of directors approved a one-for-four reverse stock split which is expected to be effective on August 31, 2015, after the close of business.
On August 3, 2015, the Company's board of directors also authorized the Company to repurchase up to $50.0 million of its outstanding equity and debt securities.

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
We are externally managed by Resource Capital Manager, Inc., or the Manager, an indirect wholly-owned subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, financial fund management and commercial finance operating segments. As of June 30, 2015, Resource America managed or co-managed approximately $21.8 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.
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
The current state of moderate growth in the United States economy continues to enable us to access the capital markets. Following the $203.1 million in net capital we raised in 2014 through the offering of our Series C preferred stock, our dividend reinvestment program, or DRIP, and our at-the-market preferred stock program, in the first quarter of 2015 we completed an offering of $100.0 million of our 8% Convertible Senior Notes due 2020, from which we netted $97.0 million. The improving economy, along with our capital markets access, has allowed us to continue to increase our commercial real estate, or CRE, loan originations funded to $340.4 million during the first half of 2015, as compared to $295.5 during the first half of 2014.

Although economic conditions in the United States have improved, previous conditions in real estate and credit markets continue to affect both us and a number of our commercial real estate borrowers. During the quarter ended June 30, 2015, the Company recorded a substantial allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved, and associated accrued interest of $3.0 million was reversed against interest income for a total charge to operations of $41.1 million. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. The last three luxury brand hotel properties securing the loan are located in or near San Juan, Puerto Rico, and recent economic and credit disruptions in Puerto Rico resulted in events that caused the Company to determine that the loan is impaired. In our bank and middle market loan portfolios, we recorded reserves of

(Back to Index)

(Back to Index)

approximately $4.7 million for the six months ended June 30, 2015, which was primarily due to a significant increase in our middle market loan portfolio relating to a specific loan which had continued deterioration and defaulted in the second quarter of 2015. While we have recognized these losses in 2015, our credit quality on the balance of our loan portfolio is benign. In terms of delinquencies; only two bank loans, or $474,000, are delinquent out of a portfolio of $181.8 million; all but one, or $5.0 million, of our middle market loans are current out of a portfolio of $331.0 million; and none of our 87 CRE loans, totaling $1.6 billion, are delinquent.
With respect to our investments and investment portfolio growth, we continued to see increased opportunities to deploy our capital. During 2014 and through June 30, 2015, we have underwritten 56 new CRE loans for a total of $1.1 billion. These loans were initially financed in part through our CRE term facilities and then financed longer-term through our newest $1.0 billion of CRE securitizations.  We also purchased eight newly underwritten CMBS for $22.8 million during the same time period all of which were financed through our Wells Fargo facility. In addition, we purchased 13 CMBS bonds for $74.2 million that were financed by short-term repurchase agreements. We intend to use the existing capacity in our CMBS and CRE term credit facilities with Wells Fargo of $70.1 million and $225.3 million, respectively, and with Deutsche Bank of $200.0 million, as of June 30, 2015, to help finance new CRE loans and CMBS investments.
Conversely, we also saw a decline in our commercial finance assets, as one of our bank loan CLOs was substantially liquidated in 2014 and another liquidated during the second quarter of 2015.  This trend resulted in a substantial decline in our net interest income from bank loans in 2014, which continued into the second quarter of 2015. We began to mitigate this trend by investing in new CLOs and European structured notes in 2014 and expect to recycle additional capital in similar investments in 2015. We further expect to mitigate this trend by growing our real estate lending platform and, to a lesser extent, by deploying capital into our middle-market lending business, the loans of which are similar in nature to bank loans.
On October 31, 2013, we, through RCC Residential, Inc., a taxable REIT subsidiary, acquired a residential mortgage origination company, Primary Capital Mortgage LLC, or PCM, an Atlanta-based firm.  Our acquisition of PCM represents a return to the residential mortgage investment market, by providing us with our first residential mortgage origination platform. On June 30, 2014, we also closed a residential jumbo loan-backed securitization where we retained approximately $30 million of the structure's mezzanine securities, of which we sold approximately $27 million in April 2015. PCM is now licensed in 41 states, up from seven states when we acquired the business. We intend to cautiously expand the origination business, including the residential jumbo loan area, over the coming year while continuing to add technology, staff and infrastructure.
In the past, we also had at our disposal the use of recycled capital in our bank loan CLO structures to make new investments. As of June 30, 2015, both of our remaining bank loan CLOs and two earlier real estate CDOs had ended their reinvestment periods. Additionally, our three most recent securitizations were structured as static deals, as such, they were not structured with reinvestment periods. As such, principal and interest received by these vehicles will be used to pay down their note balances and to provide distributions in accordance with their respective indentures. As these vehicles liquidate, we expect to use the returned capital to invest in strategic opportunities as they arise.
In the latter half of 2013, we seeded a middle market lending operation operated by our Manager with funds to invest on our behalf. These funds were derived from proceeds of sales from a partial liquidation of our trading portfolio. Our first investments were in bank loans purchased in the secondary market; however, in December 2013, we closed on a self-originated loan.  We made additional investments of $268.6 million in 2014 and $102.0 million through the second quarter of 2015, which is a trend we expect to continue in 2015. We expect that, as our middle market loan operations grow, they will help to mitigate the revenues lost as a result of the liquidation and run-off of several bank loan CLOs. In September 2014, we closed a syndicated financing facility for this business with a capacity of $125.0 million and an accordion feature to expand the capacity to $225.0 million. As we previously projected, the facility has since been modified to a current maximum availability of $225.0 million and the accordion feature was expanded to $300.0 million. We had $151.0 million outstanding on this facility as of June 30, 2015. We expect to utilize the accordion feature further and grow this business operation in 2015. As a result of the developments above, we expect to continue to modestly grow our net interest income in 2015.  However, because we believe that economic conditions in the United States are fragile, and could be significantly harmed by occurrences over which we have no control, we cannot assure you that we will be able to meet our expectations, or that we will not experience net interest income reductions.
As of June 30, 2015, we had allocated our invested equity capital among our targeted asset classes as follows: 68% in CRE assets, 29% in commercial finance assets and 3% in other investments. As of December 31, 2014, we had allocated our invested equity capital as follows: 67% in CRE assets, 29% in commercial finance assets and 4% in other assets. We plan to grow our equity allocation in CRE assets to a minimum 75% level.

(Back to Index)

(Back to Index)

Results of Operations
Our net income allocable to common shares for the three and six months ended June 30, 2015 was $(31.0) million or $(0.24) per share-basic ($(0.24) per share-diluted) and $(21.6) million or $(0.16) per share basic ($(0.16) per share-diluted), respectively, as compared to net income allocable to common shares of $14.7 million, or $0.12 per share-basic ($0.11 per share-diluted) and $29.8 million or $0.24 per share-basic ($0.23 per share-diluted) for the three and six months ended June 30, 2014, respectively.
Interest Income
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	June 30, 2015		June 30, 2014
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	4.12%	$259,498	4.61%	$600,946
Middle market loans	9.93%	$291,803	9.06%	$94,033
Commercial real estate loans	5.18%	$1,536,262	6.59%	$1,031,698

Interest income from securities:
CMBS-private placement	7.04%	$184,700	5.41%	$206,045
ABS	16.16%	$53,128	4.78%	$41,500
Corporate bonds	4.94%	$2,383	8.57%	$3,132
RMBS	5.15%	$7,038	1.49%	$9,229

Preference payments on structured notes	16.67%	$25,458	9.98%	$36,774

	For the Six Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2014
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Bank loans	4.56%	$288,862	4.57%	$549,799
Middle market loans	9.91%	$277,561	8.94%	$73,950
Commercial real estate loans	5.69%	$1,475,878	6.25%	$971,634

Interest income from securities:
CMBS-private placement	4.98%	$187,700	5.93%	$216,019
ABS	16.87%	$51,576	4.75%	$33,281
Corporate bonds	5.13%	$2,455	8.35%	$2,748
RMBS	3.74%	$19,001	1.45%	$9,234

Preference payments on structured notes	14.63%	$24,743	22.5%	$32,870

(Back to Index)

(Back to Index)

The following tables summarize interest income for the periods indicated (in thousands, except percentages):

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
For the Three Months Ended June 30, 2015
Bank loans	3.76%	$(503)	$229	$2,286	$40	$2,555
Middle market loans	9.73%	$(437)	17	7,174	133	7,324
Commercial real estate loans	5.14%	$(28)	—	19,495	385	19,880
Total interest income from loans			246	28,955	558	29,759
CMBS-private placement	5.20%	$(2,212)	849	2,429	—	3,278
ABS	14.59%	$(682)	95	2,022	—	2,117
Corporate bonds	4.94%	$(36)	2	30	—	32
RMBS	5.01%	$30	(2)	75	—	73
Total interest income from securities			944	4,556	—	5,500
Direct Financing Leases	N/A	N/A	—	163	—	163
Total interest income from securities			—	163	—	163
Preference payments on structured notes	N/A	N/A	—	1,046	—	1,046
Other			—	73	—	73
Total interest income - other			—	1,119	—	1,119
Total interest income			$1,190	$34,793	$558	$36,541

For the Three Months Ended June 30, 2014
Bank loans	3.92%	$(1,940)	$673	$6,194	$178	$7,045
Middle market loans	8.31%	(167)	54	1,976	125	2,155
Commercial real estate loans	5.72%	$(4,954)	10	15,138	1,871	17,019
Total interest income from loans			737	23,308	2,174	26,219
CMBS-private placement	3.79%	$(4,625)	632	2,167	—	2,799
ABS	3.25%	$(1,988)	149	341	—	490
Corporate bonds	6.42%	$(96)	17	50	—	67
RMBS	—%	$—	—	35	—	35
Total interest income from securities			798	2,593	—	3,391
Preference payments on structured notes	N/A	N/A	—	918	—	918
Other			—	64	—	64
Total interest income - other			—	982	—	982
Total interest income			$1,535	$26,883	$2,174	$30,592
(Back to Index)

(Back to Index)

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
For the Six Months Ended June 30, 2015
Bank loans	3.78%	$(503)	$444	$5,720	$391	$6,555
Middle market loans	9.52%	$(437)	29	13,284	495	13,808
Commercial real estate loans	5.28%	$(28)	(32)	41,338	753	42,059
Total interest income from loans			441	60,342	1,639	62,422
CMBS-private placement	5.04%	$(2,212)	(64)	4,891	—	4,827
ABS	15.25%	$(682)	217	4,122	—	4,339
Corporate bonds	4.88%	$(36)	3	60	—	63
RMBS	4.10%	$30	(33)	356	—	323
Total interest income from securities			123	9,429	—	9,552
Direct Financing Leases	N/A	N/A	—	258	—	258
Total interest income from securities			—	258	—	258
Preference payments on structured notes	N/A	N/A	—	1,810	—	1,810
Other			—	141	—	141
Total interest income - other			—	1,951	—	1,951
Total interest income			$564	$71,980	$1,639	$74,183

For the Six Months Ended June 30, 2014
Bank loans	3.90%	$(1,940)	$1,266	$11,060	$390	$12,716
Middle market loans	8.42%	$(167)	19	3,131	176	3,326
Commercial real estate loans	5.64%	$(4,954)	19	28,368	2,019	30,406
Total interest income from loans			1,304	42,559	2,585	46,448
CMBS-private placement	3.79%	$(4,625)	1,224	5,204	—	6,428
RMBS	—%	$—	—	67	—	67
ABS	2.73%	$(1,988)	326	459	—	785
Corporate bonds	6.65%	$(96)	23	92	—	115
Total interest income from securities			1,573	5,822	—	7,395
Preference payments on structured notes	N/A	N/A	—	3,698	—	3,698
Other			—	136	—	136
Total interest income - other			—	3,834	—	3,834
Total interest income			$2,877	$52,215	$2,585	$57,677

(Back to Index)

(Back to Index)

	For the Three Months Ended
	June 30,
	2015	2014	Dollar Change	Percent Change
Interest income:
Interest income from loans:
Bank loans	$2,555	$7,045	$(4,490)	(64)%
Middle market loans	7,324	2,155	5,169	240%
Commercial real estate loans	19,880	17,019	2,861	17%
Total interest income from loans	29,759	26,219	3,540	14%

Interest income from securities:
CMBS-private placement	3,278	2,799	479	17%
ABS	2,117	490	1,627	332%
Corporate bonds	32	67	(35)	(52)%
RMBS	73	35	38	109%
Total interest income from securities	5,500	3,391	2,109	62%

Interest income from leasing:
Direct financing leases	163	—	163	100%
Total interest income from leasing	163	—	163	100%

Interest income - other:
Preference payments on structured notes	1,046	918	128	14%
Temporary investment in over-night repurchase agreements	73	64	9	14%
Total interest income - other	1,119	982	137	14%
Total interest income	$36,541	$30,592	$5,949	19%

(Back to Index)

(Back to Index)

	For the Six Months Ended
	June 30,
	2015	2014	Dollar Change	Percent Change
Interest income:
Interest income from loans:
Bank loans	$6,555	$12,716	$(6,161)	(48)%
Middle market loans	13,808	3,326	10,482	315%
Commercial real estate loans	42,059	30,406	11,653	38%
Total interest income from loans	62,422	46,448	15,974	34%

Interest income from securities:
CMBS-private placement	4,827	6,428	(1,601)	(25)%
ABS	4,339	67	4,272	6,376%
Corporate bonds	63	785	(722)	(92)%
RMBS	323	115	208	181%
Total interest income from securities	9,552	7,395	2,157	29%

Interest income from leasing:
Direct financing leases	258	—	258	100%
Total interest income from leasing	258	—	258	100%

Interest income - other:
Preference payments on structured notes	1,810	3,698	(1,888)	(51)%
Temporary investment in over-night repurchase agreements	141	136	5	4%
Total interest income - other	1,951	3,834	(1,883)	(49)%
Total interest income	$74,183	$57,677	$16,506	29%
Three and Six Months Ended June 30, 2015 as compared to Three and Six Months Ended June 30, 2014
Aggregate interest income increased $5.9 million (19%) and $16.5 million (29%) to $36.5 million and $74.2 million for the three and six months ended June 30, 2015, respectively, from $30.6 million and $57.7 million for the three and six months ended June 30, 2014, respectively. We attribute these changes to the following:
Interest Income from Loans
Bank loans. The weighted average loan balance of our bank loan portfolio decreased by $341.4 million and $260.9 million to $259.5 million and $288.9 million for the three and six months ended June 30, 2015, respectively, principally due to three of our CLOs, Apidos CDO I, Ltd. (“Apidos CDO I”), Moselle CLO S.A. ("Moselle CLO"), and Apidos CDO III, Ltd. (“Apidos CDO III”) liquidating in October 2014, December 2014 and June 2015, respectively. Additionally, the remaining CLO, Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), had matured and reached the end of its reinvestment period in early 2014, and, as a result, any principal collected is used to pay down notes instead of being reinvested in new assets. The change in the weighted average yield from 4.61% and 4.57% to 4.12% and 4.56% for the three and six months ended June 30, 2015, respectively, was primarily the result of the liquidation of Apidos CDO I in 2014 and liquidation of Apidos CDO III in June 2015.
Middle market loans. Through focused efforts to increase the investment in our middle market lending business, the portfolio grew from a weighted average balance of $94.0 million and $74.0 million for the three and six months ended June 30, 2014, respectively, to a weighted average balance of $291.8 million and $277.6 million for the three and six months ended June 30, 2015, respectively. Through strategic funding of new middle market loans, the weighted average yield on investments increased from 9.06% and 8.94% at June 30, 2014, respectively, to 9.93% and 9.91% at June 30, 2015, respectively.
Commercial real estate loans. Interest income on CRE loans increased $2.9 million and $11.7 million to $19.9 million and $42.1 million for the three and six months ended June 30, 2015, respectively, as compared to $17.0 million and $30.4 million

(Back to Index)

(Back to Index)

for the three and six months ended June 30, 2014, respectively, due primarily to an increase in the weighted average balance of loans from $1.0 billion and $971.6 million to $1.5 billion and $1.5 billion, and to a lesser extent, a decrease in the weighted average yield from 6.59% and 6.25% to 5.18% and 5.69%, for the three and six months ended June 30, 2015, respectively. The increase in the weighted average balance of loans is due to our origination of loans for inclusion in our two newest CRE securitizations that closed in July 2014 and February 2015.
Interest Income from Securities
Asset-Backed Securities, or ABS. Interest income from ABS increased $1.6 million and $4.3 million to $2.1 million and $4.3 million for the three and six months ended June 30, 2015, respectively, as compared to $490,000 and $67,000 for the three and six months ended June 30, 2014, respectively. This increase is primarily due to the acquisitions of structured asset-backed securities by our consolidated variable interest entities, RCM Global, LLC, or RCM Global, and Pelium Capital Partners, L.P., or Pelium Capital, which significantly contributed to the increase in the weighted average balance of the ABS portfolio from $41.5 million and $33.3 million to $53.1 million and $51.6 million for the three and six months ended June 30, 2015, respectively. These purchases also increased the weighted average yield of our ABS portfolio from 4.78% and 4.75% to 16.16% and 16.87% in three and six months ended June 30, 2015, as these securities are higher-yielding, foreign-currency denominated CLO mezzanine and equity debt securities purchased at significant discounts to par.
Interest income - other.  Interest income - other increased $137,000 and decreased $1.9 million to $1.1 million and $2.0 million for the three and six months ended June 30, 2015, respectively as compared to $982,000 and $3.8 million for the three and six months ended June 30, 2014, respectively. The slight increase for the three months ended June 30, 2015 is related to the income earned on our investment in ZWH4, LLC ("ZAIS") in 2015. This decrease for the six months ended June 30, 2015 is related to the decline in interest income provided by Moselle CLO, which liquidated in December 2014.

Interest Expense
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	June 30, 2015		June 30, 2014
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
Bank loans	1.08%	$271,765	1.10%	$635,576
Middle market loans	3.12%	$138,641	—%	$—
Commercial real estate loans	2.67%	$1,014,331	2.18%	$742,858
CMBS-private placement	1.58%	$81,981	1.36%	$45,234
RMBS	3.49%	$21,658	—%	$—
Hedging instruments	5.06%	$118,705	5.32%	$121,533
Securitized borrowings	3.16%	$5,193	19.64%	$6,379
Convertible senior notes	8.12%	$213,736	7.46%	$115,000
General	4.62%	$51,548	4.57%	$51,548

(Back to Index)

(Back to Index)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2014
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
Bank loans	0.95%	$293,870	1.10%	$582,123
Middle market loans	2.93%	$124,146	—%	$—
Commercial real estate loans	2.61%	$979,677	2.12%	$714,495
CMBS-private placement	1.57%	$81,077	1.40%	$47,108
RMBS	3.48%	$21,849	—%	$—
Hedging instruments	5.24%	$119,082	5.30%	$122,104
Securitized borrowings	9.82%	$5,193	9.82%	$6,379
Convertible senior notes	8.21%	$207,735	7.78%	$115,000
General	4.61%	$51,548	4.59%	$51,548

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Three Months Ended June 30, 2015
Bank loans	0.98%	$—	$72	$673	$745
Middle market loans	3.12%	$3,491	213	1,108	1,321
Commercial real estate loans	1.90%	$2,703	1,000	5,728	6,728
CMBS-private placement	1.58%	$—	—	329	329
RMBS	1.18%	$—	—	135	135
Hedging	5.06%	$—	—	1,518	1,518
Securitized borrowings	—%	$—	—	41	41
Convertible Senior Notes	6.94%	$—	633	3,747	4,380
General	4.22%	$4,728	51	555	606
Total interest expense			$1,969	$13,834	$15,803

For the Three Months Ended June 30, 2014
Bank loans	0.98%	$64	$190	$1,608	$1,798
Middle market loans	—%	$—	—	—	—
Commercial real estate loans	1.82%	$4,472	819	3,273	4,092
CMBS-private placement	1.36%	$—	—	158	158
RMBS	—%	$—	—	1	1
Hedging	5.08%	$64	—	1,641	1,641
Securitized borrowings	—%	$—	—	180	180
Convertible Senior Notes	6.00%	$7,450	420	1,725	2,145
General	4.18%	$444	50	545	595
Total interest expense			$1,479	$9,131	$10,610

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Six Months Ended June 30, 2015
Bank loans	0.95%	$—	$201	$1,401	$1,602
Middle market loans	2.93%	$3,491	319	1,882	2,201
Commercial real estate loans	1.89%	$2,703	1,706	11,084	12,790
CMBS-private placement	1.57%	$—	—	649	649
RMBS	1.17%	$—	—	327	327
Hedging	5.07%	$—	—	3,152	3,152
Securitized borrowings	—%	$—	—	255	255
Convertible Senior Notes	6.90%	$—	1,360	7,161	8,521
General	4.21%	$4,728	103	1,105	1,208
Total interest expense			$3,689	$27,016	$30,705

For the Six Months Ended June 30, 2014
Bank loans	0.96%	$64	$418	$2,845	$3,263
Middle market loans	—%	$—	—	—	—
Commercial real estate loans	1.74%	$4,472	1,406	6,123	7,529
CMBS-private placement	1.35%	$—	12	325	337
RMBS	—%	$—	—	1	1
Hedging	5.07%	$64	—	3,267	3,267
Securitized borrowings	—%	$—	—	180	180
Convertible Senior Notes	6.00%	$7,450	1,023	3,450	4,473
General	4.19%	$444	99	1,089	1,188
Total interest expense			$2,958	$17,280	$20,238

	For the Three Months Ended
	June 30,
	2015	2014	Dollar Change	Percent Change
Interest expense:
Bank loans	$745	$1,798	$(1,053)	(59)%
Middle market loans	1,321	—	1,321	100%
Commercial real estate loans	6,728	4,092	2,636	64%
CMBS-private placement	329	158	171	108%
RMBS	135	1	134	100%
Hedging instruments	1,518	1,641	(123)	(7)%
Securitized borrowings	41	180	(139)	100%
Convertible senior notes	4,380	2,145	2,235	104%
General	606	595	11	2%
Total interest expense	$15,803	$10,610	$5,193	49%

(Back to Index)

(Back to Index)

	For the Six Months Ended
	June 30,
	2015	2014	Dollar Change	Percent Change
Interest expense:
Bank loans	$1,602	$3,263	$(1,661)	(51)%
Middle market loans	2,201	—	2,201	100%
Commercial real estate loans	12,790	7,529	5,261	70%
CMBS-private placement	649	337	312	93%
RMBS	327	1	326	100%
Hedging instruments	3,152	3,267	(115)	(4)%
Securitized borrowings	255	180	75	100%
Convertible senior notes	8,521	4,473	4,048	90%
General	1,208	1,188	20	2%
Total interest expense	$30,705	$20,238	$10,467	52%
Three and Six Months Ended June 30, 2015 as compared to Three and Six Months Ended June 30, 2014
Aggregate interest expense increased $5.2 million and $10.5 million to $15.8 million and $30.7 million for the three and six months ended June 30, 2015, respectively, as compared to $10.6 million and $20.2 million for the three and six months ended June 30, 2014, respectively. We attribute this increase to the following:
Bank loans. Interest expense on bank loans decreased $1.1 million and $1.7 million to $745,000 and $1.6 million for the three and six months ended June 30, 2015, respectively as compared to $1.8 million and $3.3 million for the three and six months ended June 30, 2014, respectively. This was primarily due to a decrease in the weighted average note balance outstanding from $635.6 million and $582.1 million for the three and six months ended June 30, 2014, respectively, to $271.8 million and $293.9 million for the three and six months ended June 30, 2015, respectively, in our bank loan CLOs due to the call and liquidation of Apidos CDO I in October 2014, Moselle CLO in December 2014 and Apidos CDO III in June 2015, which resulted in the paydown of all of their outstanding notes. In addition Apidos Cinco CDO reached the end of its reinvestment period in May 2014; and, as a result, principal received from its collateral is being used to pay down the principal amounts of the notes.
Middle market loans. In September 2014, we closed on a senior revolving debt facility for our new middle market loan portfolio comprised of direct originations and syndicated loans. Interest expense on middle market loans was $1.3 million and $2.2 million for the three and six months ended June 30, 2015, respectively. There was no such expense for the three and six months ended June 30, 2014. The facility had a weighted average balance of $138.6 million and $124.1 million with a weighted average cost of funds of 3.12% and 2.93% during the three and six months ended June 30, 2015, respectively. As of June 30, 2015, we had approximately $151.0 million outstanding on this facility. As we continue to focus on the growth of the middle market platform and its lending capabilities, we expect to expand our use of this facility throughout 2015 and may extend availability up to the full $300.0 million of stated capacity.
Commercial real estate loans. Interest expense on CRE loans increased $2.6 million and $5.3 million to $6.7 million and $12.8 million for the three and six months ended June 30, 2015, respectively, as compared to $4.1 million and $7.5 million for the three and six months ended June 30, 2014, respectively. This was primarily as a result of the consolidation of Resource Capital Corp. 2014-CRE2, or RCC 2014-CRE2, a securitization that closed in July 2014, as well as the consolidation of Resource Capital Corp. 2015-CRE3, or RCC 2015-CRE3, a securitization that closed in February 2015. These increases were partially offset by senior note paydowns in Resource Real Estate Funding CDO 2006-1, or RREF CDO 2006-1, Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, and Resource Capital Corp. CRE Notes 2013, Ltd., or RCC CRE Notes 2013 as the underlying collateral paid down or paid off. In addition, there were increased borrowings on our two term facilities during the warehouse periods prior to closing on RCC 2014-CRE2 and RCC 2015-CRE3.
Securitized borrowings. Securitized borrowings expense was $41,000 and $255,000 for the three and six months ended June 30, 2015. The current year's interest expense is completely related to Moselle CLO, which was consolidated in 2014 and substantially liquidated in December 2014.

(Back to Index)

(Back to Index)

Convertible senior notes. Interest expense on convertible senior notes increased $2.2 million and $4.0 million to $4.4 million and $8.5 million for the three and six months ended June 30, 2015 as compared to $2.1 million and $4.5 million for the three and six months ended June 30, 2014. The current year interest expense includes interest expense taken on our $100.0 million (at par) 8% Convertible Senior Notes which we issued in January 2015.
Revenue
The following table sets forth information relating to our revenue incurred for the periods presented (in thousands):

	For the Three Months Ended
	June 30,
	2015	2014	Dollar Change	Percent Change
Revenue:
Rental income	$—	$1,507	$(1,507)	(100)%
Dividend income	17	17	—	—%
Fee income	3,446	2,322	1,124	48%
Total revenue	$3,463	$3,846	$(383)	(10)%

	For the Six Months Ended
	June 30,
	2015	2014	Dollar Change	Percent Change
Revenue:
Rental income	$—	$6,659	$(6,659)	(100)%
Dividend income	33	153	(120)	(78)%
Fee income	5,051	4,822	229	5%
Total revenue	$5,084	$11,634	$(6,550)	(56)%
Three and Six Months Ended June 30, 2015 as compared to Three and Six Months Ended June 30, 2014
Rental income. Rental income decreased $1.5 million and $6.7 million to $0 and $0 for the three and six months ended June 30, 2015. This decrease relates to the sale of all of our rental properties during 2014. We do not hold any investments in commercial real estate as of June 30, 2015.
Fee income. Fee income increased $1.1 million and $229,000 to $3.4 million and $5.1 million for the three and six months ended June 30, 2015. This increase relates to increased income from our expanding mortgage servicing rights portfolio and its corresponding amortization offset by a decrease in income from the run-off of managed assets related to our investment in Resource Capital Asset Management, or RCAM, substantially accounted for this decrease. RCAM holds asset-based, management contracts that entitle us to collect senior, subordinated, and incentive fees related to three CLO issuers.

(Back to Index)

(Back to Index)

Operating Expenses
The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	For the Three Months Ended
	June 30,
	2015	2014	Dollar Change	Percent Change
Operating expenses:
Management fees − related party	$3,500	$3,314	$186	6%
Equity compensation − related party	791	2,032	(1,241)	(61)%
Rental operating expense	—	1,077	(1,077)	(100)%
Lease operating	24	—	24	—%
General and administrative - Corporate	4,067	4,750	(683)	(14)%
General and administrative - PCM	6,722	4,138	2,584	62%
Depreciation and amortization	621	760	(139)	(18)%
Net impairment losses recognized in earnings	—	—	—	—%
Provision (recovery) for loan losses	38,810	782	38,028	(4,863)%
Total operating expenses	$54,535	$16,853	$37,682	224%

	For the Six Months Ended
	June 30,
	2015	2014	Dollar Change	Percent Change
Operating expenses:
Management fees − related party	$7,060	$6,394	$666	10%
Equity compensation − related party	1,786	3,699	(1,913)	(52)%
Rental operating expense	6	4,473	(4,467)	(100)%
Lease operating	47	—	47	—%
General and administrative - Corporate	8,850	7,589	1,261	17%
General and administrative - PCM	13,801	7,565	6,236	82%
Depreciation and amortization	1,186	1,596	(410)	(26)%
Net impairment losses recognized in earnings	59	—	59	—%
Provision (recovery) for loan losses	42,800	(3,178)	45,978	1,447%
Total operating expenses	$75,595	$28,138	$47,457	169%
Three and Six Months Ended June 30, 2015 as compared to Three and Six Months Ended June 30, 2014
Management fees − related party. Management fees-related party increased $186,000 and $666,000 to $3.5 million and $7.1 million for the three and six months ended June 30, 2015 as compared to $3.3 million and $6.4 million for the three and six months ended June 30, 2014. This expense represents compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio. The changes are described below:

•
Base management fees increased by $187,000 and $667,000 for the three and six months ended June 30, 2015. This increase was due to increased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of the receipt of $30.5 million of proceeds from sales of common stock through our Dividend Reinvestment and Stock Purchase Plan, or DRIP, from January 1, 2014 through December 31, 2014. In addition, we issued approximately 388,000 shares, 2.3 million shares and 4.8 million shares of Series A preferred stock, Series B preferred stock, and Series C preferred stock, respectively, from January 1, 2014 through March 31, 2015, for which we received $175.8 million of proceeds.

•
Incentive management fees are based upon the excess of adjusted operating earnings, as defined in the management agreement, over a variable base rate. There were no fees paid for the three or six months ended June 30, 2015 or the three or six months ended June 30, 2014.

(Back to Index)

(Back to Index)

Equity compensation - related party. Equity compensation - related party decreased $1.2 million and $1.9 million to $791,000 and $1.8 million for the three and six months ended June 30, 2015 as compared to $2.0 million and $3.7 million for the three and six months ended June 30, 2014, respectively. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager as well as employees through our recently acquired residential mortgage company subsidiary. The decrease in equity compensation expense was primarily attributable to a decrease in our stock price, which directly impacts our quarterly measurement of compensation expense due to the revaluation of unvested share-based compensation.
Rental operating expense. Rental operating expense decreased $1.1 million and $4.5 million to $0 and $6,000 for the three and six months ended June 30, 2015, respectively, as compared to $1.1 million and $4.5 million for the three and six months ended June 30, 2014, respectively. This decrease in expenses is due to the sale of our remaining properties in 2014. We held no investments in commercial real estate as of June 30, 2015.
General and administrative expense - Corporate. General and administrative expense - Corporate decreased $683,000 and increased $1.3 million to $4.1 million and $8.9 million for the three and six months ended June 30, 2015, respectively, as compared to $4.8 million and $7.6 million for the three and six months ended June 30, 2014, respectively. This decrease for the three months ended June 30, 2015 is primarily the result of non-recurring expenses of approximately $900,000 relating to the sale of our hotel property in April 2014. The increase for the six months ended June 30, 2015 is primarily related to an increase in overall payroll costs year over year due to increased headcount and increased audit and legal expenses pertaining to the establishment and expansion of Northport LLC, our middle market lending operation, which began in September 2014.
General and administrative expense - PCM. General and administrative expense - PCM increased $2.6 million and $6.2 million to $6.7 million and $13.8 million for the three and six months ended June 30, 2015, respectively, as compared to $4.1 million and $7.6 million for the three and six months ended June 30, 2014, respectively. The increase reflects increased professional services and increased compensation costs to support PCM's geographic expansion during the three and six months ended June 30, 2015. PCM recently acquired licenses to operate in four additional states, California, Kansas, New Hampshire and Rhode Island, with license applications pending in New York as of the quarter's end.
Depreciation and amortization. Depreciation and amortization decreased $139,000 and $410,000 to $621,000 and $1.2 million for the three and six months ended June 30, 2015, respectively, as compared to $760,000 and $1.6 million for the three and six months ended June 30, 2014, respectively. The decrease was primarily the result of the sale of all of our investment properties during 2014. We held no investments in commercial real estate during the three and six months ended June 30, 2015.
Provision for loan losses. Provision for loan losses increased $38.0 million and $46.0 million to $38.8 million and $42.8 million for the three and six months ended June 30, 2015 as compared to a a provision of $782,000 and a benefit of $3.2 million for the three and six months ended June 30, 2014. The following table summarizes the information relating to our provision for loan losses for the periods presented (in thousands):

	For the Three Months Ended
	June 30,
	2015	2014	Dollar Change	Percent Change
CRE loan portfolio	$38,072	$61	$38,011	62,313%
Bank loan portfolio	318	(5)	323	(6,460)%
Middle market loan portfolio	755	—	755	100%
Residential mortgage loans	(307)	26	(333)	(1,281)%
Loan receivable related party	(28)	700	(728)	(104)%
Total provision for loan losses	$38,810	$782	$38,028	4,863%

(Back to Index)

(Back to Index)

	For the Six Months Ended
	June 30,
	2015	2014	Dollar Change	Percent Change
CRE loan portfolio	$38,072	$(4,511)	$42,583	(944)%
Bank loan portfolio	1,734	607	1,127	186%
Middle market loan portfolio	3,320	—	3,320	100%
Residential mortgage loans	(110)	26	(136)	124%
Loan receivable related party	(216)	700	(916)	(131)%
Total provision for loan losses	$42,800	$(3,178)	$45,978	(1,447)%
CRE loan portfolio provision - The CRE loan specific provision significanty increased $38.0 million and $42.6 million for the three and six months ended June 30, 2015. During the quarter ended June 30, 2015 we recorded an allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reversed against interest income, for a total charge to operations of $41.1 million. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. As of June 30, 2015, of the original 13 hotel properties securing the loan, three properties remained, all of which were located in or near San Juan, Puerto Rico and recent economic and credit disruptions in Puerto Rico resulted in events that caused us to determine the loan was impaired and required a full reserve as of June 30, 2015.
Bank loan portfolio provision - The bank loan provision increased by $323,000 and $1.1 million for the three and six months ended June 30, 2015. The principal reason for the increased provision was the recognition of general reserves on two credits (increasing provisions approximately $740,000 for the six months ended) as compared to one credit during the same period last year. We also recognized specific reserves of approximately $182,000 on one additional credit that defaulted in June 2015 as well as additional impairment on an existing defaulted loan. Additionally, we recognized losses on positions that were subsequently sold. We record all such losses as an adjustment to the allowance for loan and lease losses, effectively increasing the provision for loan and lease losses.
Middle market loan portfolio provision - The middle market loan provision increased by $755,000 and $3.3 million for the three and six months ended June 30, 2015 due to a specific reserve taken on one position due to its decline in credit quality. There was no provision on the middle market loans for the three or six months ended June 30, 2014.
Residential mortgage loan provision - The residential mortgage loan provision decreased by $333,000 and $136,000 for the three and six months ended June 30, 2015 due to an unrealized gain taken on our jumbo loan portfolio. We had not established our jumbo loans portfolio until the second quarter of 2014.
Loan receivable related party provision - The loan receivable - related party provision decreased by $728,000 and $916,000 for the three and six months ended June 30, 2015 due to a recovery on losses that were previously recognized when we assumed lease collateral as payment in full of our related party loan in the fourth quarter of 2014.

(Back to Index)

(Back to Index)

Other Income (Expense)
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

	For the Three Months Ended
	June 30,
	2015	2014	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated subsidiaries	$662	$1,762	$(1,100)	(62)%
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	9,745	1,648	8,097	491%
Net realized and unrealized gain (loss) on investment securities, trading	279	(650)	929	143%
Unrealized gain (loss) and net interest income on linked transactions, net	—	5,012	(5,012)	(100)%
(Loss) on reissuance/gain on extinguishment of debt	(171)	(533)	362	68%
(Loss) gain on sale of real estate	22	3,042	(3,020)	(100)%
Total other income (expense)	$10,537	$10,281	$256	2%

	For the Six Months Ended
	June 30,
	2015	2014	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated subsidiaries	$1,368	$3,776	$(2,408)	(64)%
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	24,168	3,736	20,432	547%
Net realized and unrealized gain (loss) on investment securities, trading	2,353	(2,210)	4,563	(206)%
Unrealized gain (loss) and net interest income on linked transactions, net	235	7,317	(7,082)	(97)%
(Loss) on reissuance/gain on extinguishment of debt	(1,071)	(602)	(469)	78%
(Loss) gain on sale of real estate	—	3,042	(3,042)	(100)%
Other income (expense)	—	(1,262)	1,262	(100)%
Total other income (expense)	$27,053	$13,797	$13,256	2%
Three and Six Months Ended June 30, 2015 as compared to Three and Six Months Ended June 30, 2014
Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries decreased $1.1 million and $2.4 million to $662,000 and $1.4 million for the three and six months ended June 30, 2015 as compared to $1.8 million and $3.8 million for the three and six months ended June 30, 2014. This decrease in earnings was primarily related to the properties in which we owned equity interests in a real estate joint venture. We recognized $866,000 from the sale of a property for the six months ended June 30, 2014. We did not recognize any income from this joint venture in 2015 as all properties were sold during 2014. We also recognized $984,000 of income in our investment in School Lane House during the six months ended June 30, 2014. We did not recognize any income from this investment in 2015 as the investment was sold during 2014.

(Back to Index)

(Back to Index)

Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans. Net realized and unrealized gain (loss) on investment securities available-for-sale and loans increased $8.1 million and $20.4 million to $9.7 million and $24.2 million for the three and six months ended June 30, 2015 as compared to $1.6 million and $3.7 million for the three and six months ended June 30, 2014. This increase is primarily related to the gain on the sale and settlement of certain securities in the RCM Global portfolio, and the in-kind distribution and subsequent sale of those securities, realized gains on foreign exchange transactions from the settlement of contracts, unrealized gains on foreign exchange transactions due to a strengthening euro and unrealized gains on interest rate lock commitments on our residential loan portfolio.
Net realized and unrealized (loss) gain on investment securities, trading. Net realized and unrealized (loss) gain on investment securities, trading increased $929,000 and $4.6 million to $279,000 and $2.4 million during the three and six months ended June 30, 2015 as compared to a losses of $650,000 and $2.2 million for the three and six months ended June 30, 2014. The increase is primarily related to the unrealized and realized gains recognized by Pelium Capital, our consolidated subsidiary that invests in structured securities classified as trading securities. Pelium had significant realized gains in the three and six months ended June 30, 2015 from the sale of four and ten securities, respectively. We did not make a capital investment in Pelium Capital until September 2014, and, therefore, had no such income during the three and six months ended June 30, 2014.
Unrealized gain (loss) and net interest income on linked transactions, net. Unrealized gain (loss) and net interest income on linked transactions, net, decreased $5.0 million and $7.1 million to $0 and $235,000 for the three and six months ended June 30, 2015 as compared to $5.0 million and $7.3 million for the three and six months ended June 30, 2014. The amounts were related to our CMBS securities that were purchased with repurchase agreements with the same counterparty from whom the securities were purchased. These transactions were entered into contemporaneously or in contemplation of each other and were presumed not to meet sale accounting criteria. We accounted for these transactions on a net basis and recorded a forward purchase commitment to purchase securities (each, a “linked transaction”) at fair value. Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.
Loss on reissuance/gain on extinguishment of debt. Loss on reissuance/gain on extinguishment of debt decreased $362,000 and increased $469,000 to losses of $171,000 and $1.1 million for the three and six months ended June 30, 2015 as compared to losses of $533,000 and $602,000 for the three and six months ended June 30, 2014. The transactions that give rise to the recognition of a loss on the reissuance of debt resulted from the reissuance of previously repurchased senior and junior notes in our consolidated variable interest entities in the open market. These senior and junior notes were originally repurchased at discounts to par and represent an opportunity to provide us strategic financing at beneficial rates upon reissuance. At the date these notes were repurchased, a gain, representative of the difference between the repurchase price and the par value of the note, was recognized. Because these same notes were reissued during the three and six months ended June 30, 2015, at a price less than par, an unrealized loss equal to the difference between the reissued price and the par value of the note was recognized in current earnings.
Other income (expense). There was no other income (expense) for the three and six months ended June 30, 2015. During the same period in 2014, the Company recorded a loss on the consolidation of LCF, our entity which originates and acquires life settlement contracts, of $1.3 million as a result of our additional investment in and acquisition of a controlling financial interest in the company during the first quarter of 2014.
Financial Condition
Summary.
Our total assets were $2.8 billion at June 30, 2015 as compared to $2.7 billion at December 31, 2014.  The increase in total assets was principally due to the increase in CRE originations, slightly offset by the decline in our bank loan portfolios due to the liquidation of Apidos CDO III and the run-off of assets on Apidos Cinco CDO.
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

(Back to Index)

(Back to Index)

	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
As of June 30, 2015
Loans Held for Investment:
Commercial real estate loans (1):
Whole loans	$1,502,603	$1,498,653	60.03%	5.24%
B notes	15,997	15,977	0.64%	8.68%
Mezzanine loans	54,822	16,677	0.67%	5.62%
Bank loans (4)	181,757	180,760	7.24%	3.72%
Middle market loans (5)	330,995	327,788	13.13%	9.36%
Residential mortgage loans	3,030	3,030	0.12%	3.94%
	2,089,204	2,042,885	81.83%
Loans held for sale (2):
Bank loans	6,028	6,028	0.24%	2.18%
Residential mortgage loans	105,094	105,094	4.21%	3.87%
	111,122	111,122	4.45%
Investments in Available-for-Sale Securities:
CMBS-private placement	181,399	185,322	7.42%	5.23%
RMBS	2,422	2,474	0.10%	5.37%
ABS	55,039	63,241	2.53%	N/A (3)
Corporate Bonds	2,419	2,391	0.10%	4.88%
	241,279	253,428	10.15%
Investment Securities-Trading:
Structured notes	36,676	32,680	1.31%	N/A (3)
RMBS	—	—	—%	N/A (3)
	36,676	32,680	1.31%
Other (non-interest bearing):
Property held for sale	180	180	0.01%	N/A
Investment in unconsolidated entities	56,150	56,150	2.25%	N/A
	56,330	56,330	2.26%
Total Investment Portfolio	$2,534,611	$2,496,445	100.00%

(Back to Index)

(Back to Index)

	Amortized cost	Net Carrying Amount	Percent of portfolio	Weighted average coupon
As of December 31, 2014
Loans Held for Investment:
Commercial real estate loans (1):
Whole loans	$1,263,592	$1,259,834	52.23%	5.33%
B notes	16,072	16,017	0.66%	8.68%
Mezzanine loans	67,366	67,136	2.78%	7.44%
Bank loans (4)	330,648	330,078	13.69%	3.70%
Middle market loans (5)	250,113	250,113	10.37%	8.35%
Residential mortgage loans	2,802	2,802	0.12%	4.57%
Loans receivable-related party	558	558	0.02%	4.62%
	1,931,151	1,926,538	79.87%
Loans held for sale (2):
Bank loans	282	282	0.01%	3.76%
Residential mortgage loans	113,393	113,393	4.70%	4.04%
	113,675	113,675	4.71%
Investments in Available-for-Sale Securities:
CMBS-private placement	168,669	170,405	7.06%	4.78%
CMBS-linked transactions	14,900	15,367	0.64%	5.44%
RMBS	29,814	30,751	1.28%	3.17%
ABS	55,617	72,157	2.99%	N/A (3)
Corporate Bonds	2,415	2,407	0.10%	4.88%
	271,415	291,087	12.07%
Investment Securities-Trading:
Structured notes	23,319	20,786	0.86%	N/A (3)
RMBS	1,896	—	—%	N/A (3)
	25,215	20,786	0.86%
Other (non-interest bearing):
Property held for sale	180	180	0.01%	N/A
Investment in unconsolidated entities	59,827	59,827	2.48%	N/A
	60,007	60,007	2.49%
Total Investment Portfolio	$2,401,463	$2,412,093	100.00%

(1)
Net carrying amount includes allowance for loan losses of $42.1 million at June 30, 2015, allocated as follows: general allowance: B notes $20,000, mezzanine loans $72,000 and whole loans $1.7 million; specific allowance: mezzanine loans $38.1 million and whole loans$2.2 million. Net carrying amount includes allowance for loan losses of $4.0 million at December 31, 2014, allocated as follows: general allowance: B notes $55,000, mezzanine loans $230,000 and whole loans $3.8 million.

(2)	Loans held for sale are carried at the lower of cost or market. Amortized cost is equal to fair value.

(3)	There is no stated rate associated with these securities.

(4)	Net carrying amount includes allowance for loan losses of $997,000 and $570,000 at June 30, 2015 and December 31, 2014, respectively.

(5)	Net carrying amount includes allowance for loan losses of $3.2 millions and $0 at June 30, 2015 and December 31, 2014, respectively.
Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS portfolio at a net discount to par value.  At June 30, 2015 and December 31, 2014, the remaining discount to be accreted into income over the remaining lives of the securities was $3.3 million and $3.6 million, respectively. At June 30, 2015 and December 31, 2014, the remaining premium to be amortized into income over the remaining lives of the securities was $1.0 million and $619,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.

(Back to Index)

(Back to Index)

We had no losses included in earnings due to other-than-temporary impairment charges during the three and six months ended June 30, 2015 and 2014, respectively, on positions that supported our CMBS investments.
Securities classified as available-for-sale have increased on a net basis as of June 30, 2015 as compared to December 31, 2014 primarily due to the change in guidance on CMBS linked transactions and the effect of financial statement reclassification. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.
The following table summarizes our CMBS-private placement at fair value (in thousands, except percentages):

	Fair Value at					Fair Value at
	December 31, 2014	Net Purchases	Upgrades/Downgrades	Paydowns	MTM Change Same Ratings	June 30, 2015
Moody's Ratings Category:
Aaa	$37,783	$219	$(993)	$(5,209)	$(1,873)	$29,927
Aa1 through Aa3	5,673	—	—	(214)	425	5,884
A1 through A3	10,941	—	—	(2,500)	(1,745)	6,696
Baa1 through Baa3	29,938	—	—	—	(4,995)	24,943
Ba1 through Ba3	18,371	—	2,060	—	2,417	22,848
B1 through B3	54,665	—	(2,060)	(4,000)	(9,913)	38,692
Caa1 through Caa3	15,583	—	—	(10,053)	5,268	10,798
Ca through C	11,678	—	(36)	(12,555)	1,475	562
Non-Rated	34,378	6,891	1,029	(6,128)	8,802	44,972
Total	$219,010	$7,110	$—	$(40,659)	$(139)	$185,322

S&P Ratings Category:
AAA	$28,474	$219	$(14,714)	$(5,276)	$(1,599)	$7,104
A+ through A-	7,862	—	—	(2,500)	(89)	5,273
BBB+ through BBB-	29,029	6,891	1,965	(5,000)	(2,546)	30,339
BB+ through BB-	44,029	—	4,945	(4,680)	(5,633)	38,661
B+ through B-	52,644	—	(8,371)	—	(291)	43,982
CCC+ through CCC-	27,070	—	1,461	(14,600)	(4,674)	9,257
D	6,073	—	—	(6,955)	1,424	542
Non-Rated	23,829	—	14,714	(1,648)	13,269	50,164
Total	$219,010	$7,110	$—	$(40,659)	$(139)	$185,322
Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2015:
Structured notes	$32,519	$3,027	$(2,866)	$32,680
RMBS	1,896	—	(1,896)	—
Total	$34,415	$3,027	$(4,762)	$32,680

As of December 31, 2014:
Structured notes	$22,876	$1,098	$(3,188)	$20,786
RMBS	1,896	—	(1,896)	—
Total	$24,772	$1,098	$(5,084)	$20,786
(Back to Index)

(Back to Index)

We sold ten securities during the six months ended June 30, 2015, for a realized gain of $621,000. We held 47 and 37 investment securities, trading as of June 30, 2015 and December 31, 2014, respectively.
Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio as follows (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
As of June 30, 2015:
Whole loans, floating rate (1) (4) (6)	83	$1,502,603	LIBOR plus 1.75% to LIBOR plus 15.00%	July 2015 to February 2019
B notes, fixed rate	1	15,997	8.68%	April 2016
Mezzanine loans, fixed rate (7)	3	54,822	9.01% to 16.00%	January 2016 to September 2016
Total (2)	87	$1,573,422

As of December 31, 2014:
Whole loans, floating rate (1) (5) (6)	73	$1,263,592	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,072	8.68%	April 2016
Mezzanine loans, floating rate	1	12,558	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate	3	54,808	0.50% to 18.71%	January 2016 to September 2019
Total (2)	78	$1,347,030

(1)
Whole loans had $104.5 million and $105.1 million in unfunded loan commitments as of June 30, 2015 and December 31, 2014, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowance for loan losses of $42.1 million and $4.0 million as of June 30, 2015 and December 31, 2014, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers. Additionally, the whole loan set to mature in July 2015 paid off in full in July 2015.

(4)
Includes two whole loans with a combined $12.3 million mezzanine component that have fixed rates of 12.0%, and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15.0%, as of June 30, 2015.

(5)
Includes two whole loans with a combined $12.0 million mezzanine component that have fixed rates of 12.0%, and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15.0%, as of December 31, 2014.

(6)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of June 30, 2015 and December 31, 2014.

(7)
Contracted interest rates and maturity dates do not include rates or maturity dates associated with one loan with an amortized cost of $38.1 million that was fully reserved as of June 30, 2015. We do not accrue interest on this loan as of June 30, 2015.

Bank Loans.  At June 30, 2015, our consolidated securitization, Apidos Cinco CDO, held a total of $185.8 million of bank loans at fair value.  Apidos CDO I and Apidos CDO III, our liquidated CDOs, held a total of $1.5 million of bank loans held for sale. The bank loans held by the securitizations secure the CDO notes they issued and are not available to satisfy the claims of our creditors.  The aggregate fair value of bank loans held decreased by $135.9 million from the fair value at December 31, 2014 due to the liquidation of Apidos III which occurred in June 2015.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments for the periods indicated (in thousands):

	As of June 30, 2015		As of December 31, 2014
	Amortized cost	Fair Value (1)	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$10,592	$10,585	$16,205	$16,056
Ba1 through Ba3	107,611	107,609	173,118	169,207
B1 through B3	62,732	62,616	129,863	126,774
Caa1 through Caa3	1,830	1,637	5,234	4,915
Ca through C	290	114	—	—
No rating provided	4,730	4,706	6,510	6,256
Total	$187,785	$187,267	$330,930	$323,208

S&P ratings category:
BBB+ through BBB-	$29,286	$29,331	$48,582	$48,110
BB+ through BB-	87,558	87,629	139,544	134,434
B+ through B-	62,560	62,143	132,732	131,105
CCC+ through CCC-	3,265	3,270	3,105	3,096
CC+ through CC-	—	—	—	—
C+ through C-	—	—	—	—
D	290	114	459	208
No rating provided	4,826	4,780	6,508	6,255
Total	$187,785	$187,267	$330,930	$323,208

Weighted average rating factor	1,727		1,786

(1)     The bank loan portfolio's fair value is determined using dealer quotes.

The following table provides information as to the lien position and status of our bank loans, at amortized cost (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Total
As of June 30, 2015:
Loans held for investment:
First lien loans	$—	$—	$179,219	$179,219
Second lien loans	—	—	2,064	2,064
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	215	215
Defaulted second lien loans	—	—	259	259
Total	—	—	181,757	181,757
First lien loans held for sale at fair value	154	1,358	4,516	6,028
Total	$154	$1,358	$186,273	$187,785

As of December 31, 2014:
Loans held for investment:
First lien loans	$153	$80,196	$245,377	$325,726
Second lien loans	—	—	3,572	3,572
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	—	—
Defaulted second lien loans	—	971	379	1,350
Total	153	81,167	249,328	330,648
First lien loans held for sale at fair value	—	—	282	$282
Total	$153	$81,167	$249,610	$330,930

(Back to Index)

(Back to Index)

Middle market loans.  At June 30, 2015, Northport TRS, LLC, or Northport LLC, our middle market lending platform, held a total of $327.7 million of middle market loans at fair value. The middle market loan portfolio is held as collateral under the senior secured revolving credit agreement. The aggregate fair value of middle market loans held increased by $79.9 million over the fair value at December 31, 2014. This increase was primarily due to increased originations and purchases of loans in our middle market lending platform.

	As of June 30, 2015		As of December 31, 2014
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Baa1 through Baa3	$—	$—	$—	$—
Ba1 through Ba3	—	—	—	—
B1 through B3	—	—	—	—
Caa1 through Caa3(1)	53,070	49,773	62,053	60,126
Ca	—	—	—	—
No rating provided(2)	277,925	277,908	188,060	187,655
Total	$330,995	$327,681	$250,113	$247,781

S&P ratings category:
BBB+ through BBB-	$—	$—	$—	$—
BB+ through BB-	—	—	—	—
B+ through B-	—	—	4,959	3,798
CCC+ through CCC-(1)	40,680	40,600	49,665	48,988
CC+ through CC-	—	—	—	—
C+ through C-	—	—	—	—
D	4,956	1,729	—	—
No rating provided(2)	285,359	285,352	195,489	194,995
Total	$330,995	$327,681	$250,113	$247,781

Weighted average rating factor	901		921

(1)     The middle market loan portfolio's fair value is determined using dealer quotes.
(2)     The middle market loan portfolio's fair value is determined using third party valuations.

The following table provides information as to the lien position and status of middle market loans, at amortized cost (in thousands):

	June 30, 2015	December 31, 2014
First Lien	$218,013	$149,287
Second Lien	108,026	100,826
First Lien Defaulted	—	—
Second Lien Defaulted	4,956	—
	$330,995	$250,113

(Back to Index)

(Back to Index)

Asset-backed securities.  At June 30, 2015, we held a total of $63.2 million of ABS at fair value through Apidos Cinco CDO, RCM Global and RCC Commercial II.  At December 31, 2014, we held a total of $72.2 million of ABS at fair value through Apidos CDO III, Apidos Cinco CDO, RCM Global and RCC Commercial II.  The decrease in total ABS was due to the sale of structured notes in RCM Global that occurred during the three and six months ended June 30, 2015.
The following table summarizes our ABS at fair value (in thousands):

	As of June 30, 2015		As of December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$5,806	$6,292	$6,084	$6,638
Aa1 through Aa3	1,147	1,229	3,748	4,168
A1 through A3	—	—	—	—
Baa1 through Baa3	—	—	243	232
Ba1 through Ba3	377	355	774	727
B1 through B3	—	—	—	—
No rating provided	47,709	55,365	44,768	60,392
Total	$55,039	$63,241	$55,617	$72,157

S&P ratings category:
AAA	$6,493	$7,061	$5,169	$5,640
AA+ through AA-	—	—	3,748	4,168
A+ through A-	—	—	—	—
BBB+ through BBB-	—	—	—	—
BB+ through BB-	377	355	774	727
B+ through B-	—	—	243	232
No rating provided	48,169	55,825	45,683	61,390
Total	$55,039	$63,241	$55,617	$72,157

Weighted average rating factor	86		99
Corporate bonds. At June 30, 2015, our consolidated securitization, Apidos Cinco CDO, held a total of $2.4 million of corporate bonds at fair value, which secure the debt issued by this entity.  These investments are held at fair value with any unrealized gain or loss reported in the equity section of the balance sheet. The aggregate fair value of corporate bonds held decreased by $16,000 over those held at December 31, 2014. The decrease was primarily due to an increased unrealized losses attributable to market pricing during the six months ended June 30, 2015.

(Back to Index)

(Back to Index)

The following table summarizes our corporate bonds at fair value (in thousands):

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
B1 through B3	$868	$870	$—	$—
Ca	1,468	1,435	1,458	1,447
Caa1 through Caa3	83	86	957	960
No rating provided	—	—	—	—
Total	$2,419	$2,391	$2,415	$2,407

S&P ratings category:
B+ through B-	$868	$870	$868	$870
CCC+ through CCC-	1,551	1,521	1,547	1,537
D	—	—	—	—
Total	$2,419	$2,391	$2,415	$2,407
Weighted average rating factor	7,512		7,963
Investment in Unconsolidated Entities. The following table shows our investments in unconsolidated entities as of June 30, 2015 and December 31, 2014, and equity in earnings of unconsolidated entities for the three and six months ended June 30, 2015 and three and six months ended June 30, 2014 (in thousands):

				Equity in Earnings of Unconsolidated subsidiaries
		Balance as of	Balance as of	For the three months ended	For the six months ended	For the three months ended	For the six months ended
	Ownership %	June 30, 2015	December 31, 2014	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Varde Investment Partners, L.P	7.5%	$654	$654	$—	$—	$(19)	$(20)
RRE VIP Borrower, LLC (1)	3% to 5%	—	—	—	46	870	1,736
Investment in LCC Preferred Stock	28.4%	39,819	39,416	350	402	(278)	(872)
Investment in CVC Global Credit Opportunities Fund (2)	17.4%	14,129	18,209	312	920	1,124	1,958
Investment in Life Care Funding (3)	60.7%	—	—	—	—	—	(75)
Investment in School Lane House (1)		—	—	—	—	65	1,049
Subtotal		54,602	58,279	662	1,368	1,762	3,776
Investment in RCT I and II (4)	3.0%	1,548	1,548	(602)	(1,195)	(594)	(1,184)
Investment in Preferred Equity (1) (5)		—	—	—	—	167	244
Total		$56,150	$59,827	$60	$173	$1,335	$2,836
(1) Investment in School Lane House, Investment in RRE VIP Borrower and Investment in Preferred Equity were sold or repaid as of December 31, 2014.
(2) In March 2015, the Company elected a partial redemption of $5.0 million from the fund.
(3) In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. In February 2014, we invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014. Ownership percentage represents ownership after consolidation.

(4)	For the three and six months ended June 30, 2015 and 2014, these amounts are recorded in interest expense on our consolidated statements of operations.

(5)	For the three and six months ended June 30, 2015 and 2014, these amounts are recorded in interest income on loans on our consolidated statements of operations.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the allowance for loan losses and recorded investments in loans as of the dates indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of June 30, 2015:
Allowance for Loan Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$4,613
Provision (recovery) for loan losses	38,072	1,734	3,320	(110)	(216)	42,800
Loans charged-off	—	(1,307)	(113)	110	216	(1,094)
Recoveries	—	—	—	—	—	—
Allowance for losses at June 30, 2015	$42,115	$997	$3,207	$—	$—	$46,319
Ending balance:
Individually evaluated for impairment	$40,275	$257	$3,207	$—	$—	$43,739
Collectively evaluated for impairment	$1,840	$740	$—	$—	$—	$2,580
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$128,927	$474	$330,995	$—	$—	$460,396
Collectively evaluated for impairment	$1,444,495	$181,283	$—	$3,030	$—	$1,628,808
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2014:
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$—	$13,807
Provision for loan losses	(3,758)	4,173	92	—	1,297	1,804
Loans charged-off	(2,615)	(6,994)	(92)	—	(1,297)	(10,998)
Allowance for losses at December 31, 2014	$4,043	$570	$—	$—	$—	$4,613
Ending balance:
Individually evaluated for impairment	$—	$570	$—	$—	$—	$570
Collectively evaluated for impairment	$4,043	$—	$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$166,180	$1,350	$250,113	$—	$1,277	$418,920
Collectively evaluated for impairment	$1,180,850	$329,580	$—	$2,802	$—	$1,513,232
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

(Back to Index)

(Back to Index)

Credit quality indicators
Bank Loans
We use a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  We grade loans on a scale of 1-5 with 1 representing the our highest rating and 5 representing its lowest rating.  A loan with a rating of a 1 is considered performing within expectations, a loan with a rating of a 2 is considered watching closely with limited liquidity concerns, a loan with a rating of a 3 is considered to have possible future liquidity concerns, a loan with a rating of a 4 is considered to have nearer term liquidity concerns, and a loan with a rating of a 5 has defaulted. We also designate loans that are sold after the period end as held for sale at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  We consider metrics such as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies and industry dynamics in grading our bank loans.
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2015:
Bank loans	$162,007	$12,577	$4,249	$2,450	$474	$6,028	$187,785

As of December 31, 2014:
Bank loans	$291,214	$32,660	$5,424	$—	$1,350	$282	$330,930
All of our bank loans were current with respect to debt service with the exception of two loans with an aggregate amortized cost of $474,000 as of June 30, 2015. As of December 31, 2014, all of our bank loans were current with respect to debt service with the exception of two loans with an aggregate amortized cost of $1.4 million, one of which defaulted as of March 31, 2014 and the other of which defaulted as of September 30, 2014.
Middle Market Loans
We use a risk grading matrix to assign grades to middle market loans.  At inception, all middle market loans are graded at a 2 and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1-5 with 1 representing our highest rating and 5 representing its lowest rating.  A loan with a rating of a 1 is considered performing above expectations, a loan with a rating of a 2 is considered performing within expectations, a loan with a rating of a 3 is considered performing below expectations and requires close monitoring but no loss of interest or principal is expected,  a loan with a rating of a 4 is considered to performing below expectations and some loss of interest or dividend is expected but no loss of principal, and a loan with a rating of a 5 is considered performing substantially below expectations, in default and some loss of principal is expected. We consider metrics such as performance of the underlying company, liquidity, collectability of interest and principal payments, enterprise valuation, default probability, and industry dynamics in grading our middle market loans.
Credit risk profiles of bank and middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2015:
Middle market loans	$19,225	$292,983	$13,831	$—	$4,956	$—	$330,995

As of December 31, 2014:
Middle market loans	$—	$240,245	$9,868	$—	$—	$—	$250,113
As of June 30, 2015, one loan was in default with a risk rating of a 5, the rest of the Company's portfolio is current with respect to debt service. All of the Company’s middle market loans were current with respect to debt service as of December 31, 2014.

(Back to Index)

(Back to Index)

Commercial Real Estate Loans
We use a risk grading matrix to assign grades to commercial real estate loans.  We grade loans at inception and continually update the assigned grades as we receive new information.  We grade loans on a scale of 1-4 with 1 representing our highest rating and 4 representing our lowest rating.  A loan with a rating of a 1 is considered to have satisfactory performance with no issues noted. A loan is graded with a rating of a 2 if a surveillance trigger event has occurred without mitigating circumstance to support such event. These loans are closely monitored and evaluated for possible migration to rating 3. A loan with a rating of 3 has experienced an extended decline in operating performance, a significant deviation from its origination plan or the occurrence of one or more surveillance trigger events which create an increased risk for potential default. A loan with a rating of a 4 is considered to be in default or that default is imminent and full recovery of the unpaid principal balance is improbable. We designate loans that are sold after the period end at the lower of fair market value or cost, net of any allowances and costs associated with the loan sales. In addition to the underlying performance of the loan collateral, we consider such metrics as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading our commercial real estate loans.
During the quarter ended June 30, 2015 we recorded an allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reserved reversed against interest income, for a total charge to operations of $41.1 million. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. As of June 30, 2015, of the original 13 hotel properties securing the loan, three properties remained, all of which were located in or near San Juan, Puerto Rico.
A confluence of several events led to the determination during the quarter that the loan was no longer collectible.
First, the senior mortgage secured by the assets was refinanced in May 2015, and the new agreement contained certain terms and conditions that materially altered the original time horizon over which the borrower had originally planned to complete executing its business plan--which entailed holding the assets in an effort to maximize value. Namely, the new senior loan came with a one year term with no extension options, a high interest rate and a forced asset-sale mechanism that assured the new senior loan would be paid in full in 2016.
Second, the Commonwealth of Puerto Rico has been undergoing a very turbulent and volatile period regarding the Commonwealth’s debt obligations. It has been working with the Federal Reserve Bank to attempt to restructure its $73.0 billion of debt. The Puerto Rico debt crisis worsened through and after the second quarter, and within the last month, ultimately culminating in Puerto Rico defaulting on a $58.0 million payment due to the Public Finance Corporation on August 1, 2015. The significant threats of a default by Puerto Rico have been publicized and the financial crisis there has quelled tourism and significantly impaired property values.
Likely due, at least in part, to the Puerto Rico debt crisis, one of the three remaining hotel properties went under contract in June 2015 and sold in July 2015 at an amount that would make it very difficult for the other two remaining properties to generate sufficient proceeds to repay the remaining debt. Given the forgoing, we concluded as of June 30, 2015, that the loan should be classified as a troubled-debt-restructuring and, further, that the loan should be fully reserved.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of June 30, 2015:
Whole loans	$1,467,901	$32,500	$—	$2,202	$—	$1,502,603
B notes	15,997	—	—	—	—	15,997
Mezzanine loans	16,750	—	—	38,072	—	54,822
	$1,500,648	$32,500	$—	$40,274	$—	$1,573,422

As of December 31, 2014:
Whole loans	$1,231,092	$32,500	$—	$—	$—	$1,263,592
B notes	16,072	—	—	—	—	16,072
Mezzanine loans	45,432	21,934	—	—	—	67,366
	$1,292,596	$54,434	$—	$—	$—	$1,347,030
We had no delinquent commercial real estate loans as of June 30, 2015 and December 31, 2014.

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
Loans Receivable - Related Party
We recorded a recovery on loan losses of $216,000 during the six months ended June 30, 2015 for a provision recorded during the year ended December 31, 2014. During the year ended December 31, 2014, we recorded a provision for loan losses on one related-party loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the our books in lieu of cash settlement of the loan receivable.
Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current (3)	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of June 30, 2015:
Whole loans	$—	$—	$—	$—	$1,502,603	$1,502,603	$—
B notes	—	—	—	—	15,997	15,997	—
Mezzanine loans	—	—	—	—	54,822	54,822	—
Bank loans (1)	—	—	474	474	187,311	187,785	—
Middle market loans	—	4,956	—	4,956	326,039	330,995	—
Residential mortgage loans (2)	—	80	116	196	107,928	108,124	—
Total loans	$—	$5,036	$590	$5,626	$2,194,700	$2,200,326	$—

As of December 31, 2014:
Whole loans	$—	$—	$—	$—	$1,263,592	$1,263,592	$—
B notes	—	—	—	—	16,072	16,072	—
Mezzanine loans	—	—	—	—	67,366	67,366	—
Bank loans (1)	—	—	1,350	1,350	329,580	330,930	—
Middle Market	—	—	—	—	250,113	250,113	—
Residential mortgage loans (2)	443	82	119	644	113,612	114,256	—
Loans receivable-related party	—	—	—	—	1,277	1,277	—
Total loans	$443	$82	$1,469	$1,994	$2,041,612	$2,043,606	$—

(1)	Contains $6.0 million and $282,000 of bank loans held for sale at June 30, 2015 and December 31, 2014, respectively.

(2)	Contains $105.1 million and $111.5 million of residential mortgage loans held for sale at June 30, 2015 and December 31, 2014, respectively.

(3)	Current loans include one impaired mezzanine loan and one impaired whole loan with amortized costs of $38.1 million and $2.2 million, respectively, that were both fully reserved as of June 30, 2015.

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of June 30, 2015:
Loans without a specific valuation allowance:
Whole loans	$128,927	$128,927	$—	$128,520	$14,606

(Back to Index)

(Back to Index)

B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$3,030	$3,030	$—	$2,818	$81
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$2,202	$2,202	$(2,202)	$2,202	$26
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$—
Bank loans	$474	$474	$(257)	$237	$—
Middle market loans	$4,956	$4,956	$(3,207)	$4,956	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$131,129	$131,129	$(2,202)	$130,722	$14,632
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	—
Bank loans	474	474	(257)	237	—
Middle market loans	4,956	4,956	(3,207)	4,956	—
Residential mortgage loans	3,030	3,030	—	2,818	81
Loans receivable - related party	—	—	—	—	—
	$177,661	$177,661	$(43,738)	$176,805	$14,713

As of December 31, 2014:
Loans without a specific valuation allowance:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$2,859
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,082	$2,082	$—	$2,082	$148
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,350	$1,350	$(570)	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	2,859
Bank loans	1,350	1,350	(570)	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	2,082	2,082	—	2,082	148
Loans receivable - related party	—	—	—	—	—
	$169,612	$169,612	$(570)	$170,599	$15,686

(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Six Months Ended June 30, 2015
Whole loans	2	$67,459	$67,459
B notes	—	—	—
Mezzanine loans	1	38,072	0
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$105,531	$67,459

We had no troubled-debt restructurings during the six months ended June 30, 2014. As of June 30, 2015 and 2014, there were no troubled-debt restructurings that subsequently defaulted.
Restricted Cash
At June 30, 2015, we had restricted cash of $45.8 million, which consisted of $44.0 million of restricted cash held by ten securitizations and $1.8 million held in various reserve accounts. At December 31, 2014, we had restricted cash of $122.1 million, which consisted of $121.2 million of restricted cash on our ten securitizations and $891,000 held in various reserve accounts. The decrease of $76.3 million is primarily related to the liquidation of Moselle CLO S.A. and Apidos CDO III during the six months ended June 30, 2015.
Interest Receivable
At June 30, 2015, we had interest receivable of $12.0 million, which consisted of $12.0 million of interest on our securities and loans and $5,000 of interest earned on escrow and sweep accounts.  At December 31, 2014, we had interest receivable of $16.3 million, which consisted of $16.3 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  The decrease resulted primarily from a decrease in interest receivable on mezzanine loans of $3.1 million, a decrease in interest receivables on bank loans of $691,000, a decrease in interest receivable on structured notes $401,000, and a decrease of interest on RMBS of $167,000, partially offset by an in increase in interest receivable on CMBS of $169,000 and an increase in interest receivable on middle market loans of $97,000.
Prepaid Expenses
The following table summarizes our prepaid expenses at the periods indicated (in thousands):

	June 30, 2015	December 31, 2014	Net Change
Prepaid taxes	$2,310	$2,622	$(312)
Prepaid insurance	697	191	506
Other prepaid expenses	906	1,383	(477)
Total	$3,913	$4,196	$(283)
Prepaid expenses decreased $283,000 to $3.9 million as of June 30, 2015 from $4.2 million as of December 31, 2014. The nominal decrease resulted from a decrease of $312,000 of prepaid taxes and a decrease of $477,000 in other prepaid expenses, partially offset by an increase of $506,000 in prepaid insurance.

(Back to Index)

(Back to Index)

Other Assets
The following table summarizes our other assets as of the periods indicated (in thousands):

	June 30, 2015	December 31, 2014	Net Change
Investment in life settlement contracts	$4,868	$3,361	$1,507
Management fees receivable	875	1,076	(201)
Fixed assets - non real estate	1,977	1,901	76
Other assets	8,733	8,172	561
Total	$16,453	$14,510	$1,943
The increase of approximately $1.9 million in other assets is due primarily to an increase in our investments in life settlement contracts from the net acquisition of new contracts during the period ended June 30, 2015 of $1.5 million. Additionally, there was an increase to other assets of $360,000, which consisted of a net increase in tax and other receivables.
Hedging Instruments
The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the years presented:
Fair Value of Derivative Instruments as of June 30, 2015
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$141,883	Derivatives, at fair value	$2,040
Forward contracts - residential mortgage lending	$136,007	Derivatives, at fair value	$1,275
Warrants	$492	Derivatives, at fair value	$974

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (3)	$147,776	Derivatives, at fair value	$6,300
Interest rate lock agreements	$4,548	Derivatives, at fair value	$19
Forward contracts - residential mortgage lending	$140,414	Derivatives, at fair value	$314
Forward contracts - foreign currency, hedging (1)(2)	$43,430	Derivatives, at fair value	$204
Forward contracts - TBA securities	$22,500	Derivatives, at fair value	$154

Interest rate swap contracts	$147,776	Accumulated other comprehensive income	$6,300

(1)	Notional amount presented on currency converted basis. The notional amount of our foreign currency hedging forward contracts was €40.1 million as of June 30, 2015.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)	Interest rate swap contracts are accounted for as cash flow hedges.

(Back to Index)

(Back to Index)

Fair Value of Derivative Instruments as of December 31, 2014:
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$59,467	Derivatives, at fair value	$970
Forward contracts - residential mortgage lending	$5,000	Derivatives, at fair value	$7
Forward contracts - RMBS securities	$42,614	Derivatives, at fair value	$1,297
Forward contracts - foreign currency, hedging (1)(2)	$54,948	Derivatives, at fair value	$3,377
Options - U.S. Treasury futures	$90	Derivatives, at fair value	$52
Warrants	$492	Derivatives, at fair value	$898
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (3)	$124,017	Derivatives, at fair value	$8,680
Interest rate lock agreements	$798	Derivatives, at fair value	$10
Forward contracts - residential mortgage lending	$154,692	Derivatives, at fair value	$1,036
Forward contracts - TBA securities	$15,000	Derivatives, at fair value	$47
Interest rate swap contracts	$124,017	Accumulated other comprehensive income	$8,680

(1)	Notional amount presented on currency converted basis. The notional amount of our foreign currency hedging forward contracts was €45.4 million as of December 31, 2014.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Statements of Operations for the
Six Months Ended June 30, 2015
(in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$3,152
Interest rate swap contracts, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$206
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$1,061
Forward contracts - RMBS securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$57
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$1,989
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$1,790
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$184
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$56
(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of operations line items.

(Back to Index)

(Back to Index)

The Effect of Derivative Instruments on the Statements of Operations for the
Six Months Ended June 30, 2014
(in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Interest expense	$3,267
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$990
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$458

(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of operations line items.

With interest rates projected to remain relatively low, the scheduled maturity of one hedge, and the continued amortization of our swaps during 2015, we expect that the fair value of our interest rate swap hedges will modestly improve in 2015.  We entered into a new swap contract during the three months ended June 30, 2015 in order to hedge against unfavorable rate movements against our jumbo residential mortgage loan portfolio, and we may continue to seek such hedges in the future.
Our interest rate hedges at June 30, 2015 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	$27,241	4.13%	01/10/08	05/25/16	$(346)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(109)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(346)
Interest rate swap	1 month LIBOR	77,883	5.58%	06/26/07	04/25/17	(4,583)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(167)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(372)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(369)
Total CRE Swaps		$118,284				$(6,292)

CMBS Swaps
Interest rate swap	1 month LIBOR	$373	1.30%	07/19/2011	03/18/2016	$(2)
Interest rate swap	1 month LIBOR	1,619	1.95%	04/01/2011	03/18/2016	(15)
Total CMBS Swaps		$1,992				$(17)

Jumbo Loan Swap
Interest rate swap	3 month LIBOR	$27,500	1.76%	6/2/2015	6/4/2020	$9

Total Interest Rate Swaps		$147,776	4.55%			$(6,300)
(Back to Index)

(Back to Index)

Repurchase and Credit Facilities
Borrowings under our repurchase agreement facilities were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our borrowings as of the periods indicated (dollars in thousands):

	June 30, 2015				December 31, 2014
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank	$29,929	$34,330	35	1.38%	$24,967	$30,180	33	1.35%

CRE Term Repurchase Facilities
Wells Fargo Bank (1)	173,745	273,686	13	2.24%	179,762	258,223	15	2.38%
Deutsche Bank AG (2)	(21)	—	—	—%	25,920	39,348	2	2.78%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	24,114	37,707	4	1.64%	33,783	44,751	8	1.62%
Wells Fargo Securities, LLC	53,057	75,674	20	1.72%	10,442	17,695	1	1.66%

Residential Investments Term Repurchase Facility
Wells Fargo Bank (3)	—	—	—	—%	22,212	27,885	6	1.16%

Residential Mortgage Financing Agreements
New Century Bank	40,313	46,849	195	2.73%	41,387	51,961	158	2.82%
Wells Fargo Bank	56,267	81,616	170	2.75%	61,189	95,511	104	2.75%
Totals	$377,404	$549,862			$399,662	$565,554

(1)	The Wells Fargo CRE term repurchase facility borrowing includes $1.2 million and $1.7 million of deferred debt issuance costs as of June 30, 2015 and December 31, 2014, respectively.

(2)	The Deutsche Bank term repurchase facility includes $21,000 and $268,000 of deferred debt issuance costs as of June 30, 2015 and December 31, 2014, respectively.

(3)	The Wells Fargo residential investments term repurchase facility includes $36,000 of deferred debt issuance costs as of December 31, 2014.
We are in compliance with all financial covenants as defined in the respective agreements as of June 30, 2015.
As the result of an accounting standards update adopted on January 1, 2015, we unlinked our previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in our consolidated financial statements. Accordingly, we had no repurchase agreements being accounted for as linked transactions as of June 30, 2015.
The assets in the following table were accounted for as linked transactions as of December 31, 2014. These linked repurchase agreements were not included in borrowings on our consolidated balance sheets.

(Back to Index)

(Back to Index)

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
Residential Investments – Term Repurchase Facility
In June 2014, our wholly-owned subsidiaries, RCC Residential Portfolio, Inc. and RCC Residential Portfolio TRS, Inc. entered into a master repurchase and securities contract with Wells Fargo Bank, or Wells Fargo, to be used as term repurchase facilities to finance the purchase of highly-rated RMBS and other residential investment assets.
While there were no outstanding borrowings under these facilities as of June 30, 2015. We did utilize these facilities to finance investments in residential assets during the three and six months ended June 30, 2015. Furthermore, we intend to utilize this source of funds to finance residential investments in the future. As such, we amended our agreement with Wells Fargo in June 2015 to extend the facility's termination date to August 21, 2015, with no other material changes to the terms of the agreement. As of June 30, 2015, we had access to funds of $110.0 million with respect to purchased RMBS, and $165.0 million with respect to trust certificates collateralized by jumbo mortgage loans.
Residential Mortgage Financing Agreements
Our subsidiary, Primary Capital Mortgage, or PCM, has master repurchase agreements with New Century Bank d/b/a Customer's Bank, or New Century, and Wells Fargo Bank, NA, or Wells Fargo, to finance the acquisition of residential mortgage loans. In June 2015, PCM amended its agreement with Wells Fargo to extend the facility's termination date to August 31, 2015, with no other material changes made to the facility's terms. We were in compliance with all other financial covenant requirements under the agreements as of June 30, 2015.
Securitizations
As of June 30, 2015, we had executed ten and currently retain equity in eight of those securitizations. Pertinent information about our securitizations that occurred during the first six months of 2015 is as follows:

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans. The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle. RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares. At December 31, 2014, the notes issued to outside investors had a weighted average borrowing rate of 1.18%. The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal was collected. Through December 31, 2014, $187.9 million of the Class A-1 senior notes had been paid down. In June 2015, Apidos CDO III was liquidated and, as a result, substantially all of the assets were sold. The remaining assets have been classified as held for sale as of June 30, 2015. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns were used to pay down the notes in full.

•
In February 2014, we acquired the rights to manage the assets held by Moselle CLO S.A. and had the right to call the notes anytime after January 6, 2010 until maturity. We exercised the right in November 2014, substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus those from previous sales and paydowns in the CLO, were used to pay down the senior notes in full.

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

(Back to Index)

(Back to Index)

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
8% Convertible Senior Notes
In January 2015, we issued and sold in a public offering $100.0 million aggregate principal amount of our 8.0% Convertible Senior Notes due 2020, ("8.0% Convertible Senior Notes"). The 8.0% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 187.4414 common shares per $1,000 principal amount of 8.0% Convertible Senior Notes (equivalent to an initial conversion price of 5.34 per common share). Upon conversion of 8.0% Convertible Senior Notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election.
After deducting a $1.0 million underwriting discount and deferred debt issuance costs totaling $2.1 million, we received approximately $97.0 million of net proceeds. In addition,we recorded a discount of $2.5 million on the 8.0% Convertible Senior Notes that reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature.
The aforementioned market discounts and the deferred debt issuance costs will be amortized on a straight-line basis as additional interest expense through maturity on January 15, 2020. Interest on the 8.0% Convertible Senior Notes is paid semi-annually.
Senior Secured Revolving Credit Agreement
On September 18, 2014, our wholly-owned subsidiary, Northport LLC. closed a $110.0 million syndicated senior secured revolving credit facility ("Northport Credit Facility") with JP Morgan as agent bank to finance the origination of middle market and syndicated loans. The availability under the Northport Credit Facility was increased to $125.0 million as of September 30, 2014 and again to $140.0 million with an additional commitment from ING Bank early in March 2015. During the second quarter 2015, we entered into the first and second amendments of the Northport Credit Facility which increased the original commitment from $225.0 million to $300.0 million and secured $85.0 million of additional availability, bringing the total available under the Northport Credit Facility to $225.0 million as of June 30, 2015. As of June 30, 2015, $151.0 million was outstanding on the Northport Credit Facility. Under the first amendment both the ability to access to draws on the Northport Credit Facility and maturity have been extended six months until March 31, 2018 and March 31, 2019, respectively.
Under the terms of the amendment the Northport Credit Facility applicable margins increased 25 basis points. The Northport Credit Facility bears interest rates, at the our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate (prime rate of 3.25% as of June 30, 2015) plus 1.75%. During the six month period following September 18, 2014, we were charged a commitment fee on any unused balance of 0.375% per annum if the unused balance was greater than 35% of the total commitment or 0.50% per annum if it was less than 35% of the total commitment. Following that period, the commitment fee on any unused balance became 0.375% per annum if the outstanding balance is greater than 35% of the total commitment or 1.00% per annum if the outstanding balance is 35% or less of the total commitment. At June 30, 2015, there was an unused balance of $74.0 million on the facility.
Amounts available to borrow under the Credit Facility are subject to compliance with a borrowing base computation that applies different advance rates to different types of assets held by Northport LLC that are pledged as collateral. Under the Northport Credit Facility, we made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. At June 30, 2015, we are in compliance with all covenants under the agreement. We guarantee Northport LLC's performance of its obligations under the Northport Credit Facility.

(Back to Index)

(Back to Index)

Equity
Total equity at June 30, 2015 was $892.6 million and gave effect to $6.5 million of unrealized losses on our cash flow hedges and $7.8 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Equity at December 31, 2014 was $952.1 million and gave effect to $9.0 million of unrealized losses on cash flow hedges and $15.4 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  The decrease in equity during the six months ended June 30, 2015 was principally due to distributions on the Company's common stock and preferred stock.

Balance Sheet - Book Value Reconciliation

	Amount	Per Share
Book value at December 31, 2014 allocable to common shares (1)	$663,849	$5.07
Net loss allocable to common shares	(21,609)	(0.16)

Change in other comprehensive income:
Available-for-sale securities	(5,839)	(0.05)
Derivatives	2,506	0.02
Foreign currency conversion	(1,127)	(0.01)
Common dividends on vested shares	(42,047)	(0.32)
Common dividends on unvested shares	(886)	(0.01)
Discount on borrowings and deferred debt costs paid	6,263	0.05
Accretion (dilution) from additional shares issued during the year (1)	(2,000)	(0.02)
Rounding adjustment		(0.01)
Total net decrease	(64,739)	(0.51)
Book value at June 30, 2015, allocable to common shares (1)(2)(3)	$599,110	$4.56

(1)
Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheet, of 2.8 million and 2.0 million shares as of June 30, 2015 and December 31, 2014, respectively. The denominator for the calculation is 131,404,695 and 130,951,538 as of June 30, 2015 and December 31, 2014, respectively.

(2)	Includes issuance of common shares from our dividend reinvestment plan of 41,000 shares and 744,000 vesting of shares of restricted stock.

(3)
Book value allocable to common shares is calculated as total stockholder's equity of $873.8 million and $935.5 million less preferred stock equity of $274.7 million and $271.7 million as of June 30, 2015 and December 31, 2014, respectively.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income (loss) to FFO and AFFO for the periods presented (in thousands):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2015	Per Share Data	2014	Per Share Data	2015	Per Share Data	2014	Per Share Data
Net income (loss) allocable to common shares - GAAP	$(31,011)	$(0.24)	$14,677	$0.11	$(21,609)	$(0.16)	$29,793	$0.23
Adjustments:
Real estate depreciation and amortization	—	—	214	—	—	—	506	—
(Gains) losses on sales of property (1)	(22)	—	(3,912)	(0.03)	—	—	(4,778)	(0.03)
Gains on sale of preferred equity	—	—	(65)	—	—	—	(1,049)	(0.01)
FFO allocable to common shares	(31,033)	(0.24)	10,914	0.08	(21,609)	(0.16)	24,472	0.19
Adjustments:
Non-cash items:
Provision (recovery) for loan losses	38,117	0.29	688	0.01	41,741	0.31	563	—
Amortization of deferred costs (non real estate) and intangible assets	2,986	0.02	1,543	0.01	5,853	0.04	3,163	0.02
Amortization of discount on convertible senior notes	633	0.01	420	—	949	0.01	1,023	0.01
Equity investment (gains) losses	(350)	—	278	—	(402)	—	1,560	0.01
Share-based compensation	791	0.01	2,032	0.02	1,786	0.01	3,699	0.03
Impairment losses	—	—	—	—	59	—	—	—
Unrealized losses (gains) on CMBS marks - linked transactions (2)	—	—	(439)	—	(235)	—	(2,202)	(0.02)
Unrealized (gains) losses on trading portfolio	(155)	—	1,029	0.01	(1,319)	(0.01)	1,471	0.01
Unrealized (gains) losses on FX transactions	5,510	0.04	(146)	—	4,851	0.04	(146)	—
Unrealized (gains) losses on derivatives	—	—	—	—	1,075	0.01	—	—
Straight-line rental adjustments	—	—	—	—	—	—	2	—
Loss on resale of debt	171	—	533	0.01	1,071	0.01	602	0.01
Change in mortgage servicing rights valuation reserve	(800)	(0.01)	—	—	(250)	—	300	—
Residential loan warranty reserve	400	—	—	—	400	—	—	—
Dead deal costs	—	—	—	—	399	—	—	—
REIT tax planning adjustments	—	—	170	—	317	—	1,127	0.01
Cash items:
Gains (losses) on sale of property (1)	22	—	3,912	0.03	—	—	4,778	0.04
Gains on sale of preferred equity	—	—	65	—	—	—	1,049	0.01
Gain (loss) on extinguishment of debt	3,765	0.03	3,068	0.02	6,645	0.05	7,599	0.06
Capital expenditures	—	—	(25)	—	—	—	(38)	—
AFFO allocable to common shares	$20,057	$0.15	$24,042	$0.19	$41,331	$0.31	$49,022	$0.38

Weighted average shares – diluted	131,409		128,143		131,334		127,409

AFFO per share – diluted	$0.15		$0.19		$0.31		$0.38

(1)	Amount represents gains/losses on sales of owned real estate as well as sales of joint venture real estate interests that were recorded by us on an equity basis.

(2)	Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
For the six months ended June 30, 2015, our principal sources of liquidity were: net proceeds from our 8.0% convertible notes offering on January 13, 2015, of $97.0 million, the return of equity at the close of RCC 2015-CRE3 on February 24, 2015 of $78.0 million, liquidation of Moselle CLO S.A. which returned $30.0 million (which includes $1.0 million of proceeds from forward currency contracts), cash flow from operations and $3.0 million of net proceeds from the sale of our 8.25% Series B Preferred Stock through our at the market, or ATM, program in January 2015. These sources of liquidity principally constitute our $145.0 million of unrestricted cash at June 30, 2015.  In addition, we had capital available through a CMBS term facility to help finance the purchase of CMBS securities of $70.1 million and $425.3 million combined from two CRE term facilities for the origination of commercial real estate loans.
During the second quarter 2015, we entered into the first and second amendments of Northport TRS LLC's Senior Secured Revolving Credit Agreement, or Northport Credit Facility, which increased the original commitment from $225.0 million to $300.0 million and secured $85.0 million of additional availability, bringing the total available under the Northport Credit Facility to $225.0 million as of June 30, 2015. As of June 30, 2015, $151.0 million was outstanding on the Northport Credit Facility. Under the first amendment both the ability to access to draws on the Northport Credit Facility and maturity have been extended six months until March 31, 2018 and March 31, 2019 respectively. At June 30, 2015, there was an unused balance of $74.0 million on the facility.
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
During the past 14 months, we have been meeting a significant portion of our debt funding requirements for CRE loans through securitizations. In February 2015, we closed a $346.2 million CRE securitization, our third in the past 17 months, which brings our total to just in excess of $1 billion of mortgage loans financed during that time frame. We expect to derive substantial operating cash from our equity investments in the securitizations, which do not have the same asset and interest coverage tests as are required by our CDOs. These CRE securitizations do not have a reinvestment periods; however, principal payments, for a stipulated period, may be used to purchase funding participations with respect to existing collateral held outside of the securitizations. This will allow us to recycle some capital repaid and convert the designated principal for funded companion participation acquisition cash which would otherwise be used to pay down the most senior notes and reduce leverage and potential returns within the securitization.
Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments, and, in view of current market conditions, we expect to continue to seek CDO financing for at least the next 12 months.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through June 30, 2015, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue CDO financing to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.

(Back to Index)

(Back to Index)

The following table sets forth the distributions made and coverage test summaries for each of our securitizations for the periods presented (in thousands):

Name	Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
	Six Months Ended June 30,	Year Ended December 31,	As of June 30,	As of June 30,	As of Initial Measurement Date
	2015 (1)	2014 (1)	2015 (2) (3)	2015 (4)
Apidos CDO III (5)	$8,523	$3,551	$—	$—	$11,269
Apidos Cinco CDO	$3,807	$9,757	$6,570	$20,687	$17,774
RREF 2006-1	$1,875	$10,172	$3,466	$90,124	$24,941
RREF 2007-1	$11,493	$7,630	$2,974	$65,854	$26,032
RCC CRE Notes 2013	$5,198	$11,860	N/A	N/A	N/A
RCC 2014-CRE2	$7,876	$5,463	N/A	$20,663	$20,663
RCC 2015-CRE3 (6)	$3,158	N/A	N/A	$20,313	$20,313
Moselle CLO S.A. (7)	$28,911	$2,891	N/A	N/A	N/A
* The above table does not include Apidos CDO I, Apidos CLO VIII or Whitney CLO I, as these CLOs were previously called and were substantially liquidated.

(1)
Distributions on retained equity interests in CDOs (comprised of note investments and preference share ownership) and principal paydowns on notes owned; RREF CDO 2006-1 includes $0 and $4.2 million of principal paydowns during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

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

(5)
Apidos CDO III was called on June 12, 2015 and substantially all of its assets were liquidated. The Company received a return of principal of $7.6 million. There is an estimated $4.8 million of principal remaining to be distributed upon collection, which is expected during the period ended September 30, 2015.

(6)
Resource Capital Corp. 2015-CRE3 closed on February 24, 2015; the first distribution was in March 2015. There is no reinvestment period for the securitization. Additionally, the indenture contains no interest coverage test provisions.

(7)
Moselle CLO S.A. was acquired on February 24, 2014 and the reinvestment period for this securitization expired prior to the acquisition . In December 2014, the Company liquidated Moselle CLO S.A. and, as a result, all of the assets were sold.

At July 31, 2015, after paying our second quarter 2015 common and preferred stock dividends, our liquidity is derived from three primary sources:

•	unrestricted cash and cash equivalents of $124.0 million, restricted cash of $1.6 million in margin call accounts and $144,000 in the form of real estate escrows, reserves and deposits;

•
capital available for reinvestment in one of our CRE CDOs of $250,000 and one of our CRE securitizations of $1.7 million, all of which is designated to finance future funding commitments on CRE loans; and

•	loan principal repayments of $59.5 million that will pay down outstanding CLO note balances as well as interest collections of $2.4 million.
In addition, at July 31, 2015, we have financing of $199.4 million available through a term financing facility to finance the origination of CRE loans and $70.8 million available through a term financing facility to finance the purchase of CMBS. We also have $52.0 million available through a middle market syndicated revolving credit facility to finance the direct origination of middle market loans and purchase of syndicated bank loans.
Our leverage ratio may vary as a result of the various funding strategies we use.  As of June 30, 2015 and December 31, 2014, our leverage ratio was 2.0 times and 1.8 times, respectively.  Our leverage has increased as a result of the increase in borrowings with the issuance of $100.0 million 8.0% Convertible Senior Notes, increased leverage on our CRE portfolio with the close of RCC 2015-CRE3 and increased borrowings on our Northport JPM syndicate facility offset by a reduction of the Wells CRE term facility combined with run-off of CDO and CLO borrowings.

(Back to Index)

(Back to Index)

Distributions
In order to maintain our qualification as a REIT and to avoid corporate-level income tax on our income, we intend to make regular quarterly distributions of all or substantially all of our net REIT taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
The following tables presents dividends declared on a per share basis for the three and six months ended June 30, 2015 and year ended December 31, 2014.

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2015
March 31	April 28	$21,444	$0.16
June 30	July 28	$21,426	$0.16
2014
March 31	April 28	$25,921	$0.20
June 30	July 28	$26,179	$0.20
September 30	October 28	$26,629	$0.20
December 31	January 28, 2015	$26,563	$0.20

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2015
March 31	April 30	$568	$0.53125	April 30	$2,960	$0.515625	April 30	$2,588	$0.539063
June 30	July 30	$568	$0.53125	July 30	$2,960	$0.515625	July 30	$2,588	$0.539063
2014
March 31	April 30	$463	$0.53125	April 30	$2,057	$0.515625	—	—	—
June 30	July 30	$537	$0.53125	July 30	$2,378	$0.515625	July 30	$1,437	$0.299479
September 30	October 30	$537	$0.53125	October 30	$2,430	$0.515625	October 30	$2,588	$0.539063
December 31	January 30, 2015	$568	$0.53125	January 30, 2015	$2,888	$0.515625	January 30, 2015	$2,588	$0.539063

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments (9)
	(dollars in thousands)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
CDOs (1)	$391,312	$159	$—	$208,893	$182,260
CRE Securitizations	655,860	—	—	—	655,860
Repurchase Agreements(2)	377,404	377,404	—	—	—
Unsecured Junior Subordinated Debentures (3)	51,308	—	—	—	51,308
6.0 % Convertible Notes (4)	109,238	—	—	109,238	—
8.0 % Convertible Notes (5)	94,830	—	—	94,830	—
Unfunded Commitments on CRE Loans (6)	104,526	—	104,526	—	—
Revolver Draws Available on Middle Market Loans (7)	17,873	3,750	10,649	3,474	—
Base Management Fees (8)	13,506	13,506	—	—	—
Senior Secured Revolving Credit Facility	147,509	—	—	147,509	—
Total	$1,963,366	$394,819	$115,175	$563,944	$889,428

(1)
Contractual commitments do not include $24.1 million, $10.9 million and $16.8 million of interest expense payable through the stated maturity dates of May 2020, August 2046, and September 2046, respectively, on Apidos Cinco CDO, RREF 2006-1, and RREF 2007-1.  The maturity date represents the contractually stated maturity date of the CDO notes.

(2)	Contractual commitments include $238,000 of interest expense payable through the maturity date on our repurchase agreements.

(3)
Contractual commitments do not include $42.9 million and $43.9 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)	Contractual commitments do not include $24.0 million of interest expense payable through the maturity date of December 1, 2018 on our 6.0% convertible senior notes.

(5)	Contractual commitments do not include $36.9 million of interest expense payable through the maturity date of January 15, 2020 on our 8.0% convertible senior notes.

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

(9)	Contractual commitments on borrowings are presented net of deferred debt issuance costs.
At June 30, 2015, we had ten interest rate swap contracts with a notional value of $147.8 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of June 30, 2015, the average fixed pay rate of our interest rate hedges was 4.55% and our receive rate was either one-month or three-month, LIBOR, or 0.19% or 0.28%, respectively.
Off-Balance Sheet Arrangements
General
As of June 30, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, as of June 30, 2015, we had not guaranteed obligations of any such unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

(Back to Index)

Unfunded Commercial Real Estate Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our commercial real estate loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of June 30, 2015, we had 43 loans with unfunded commitments totaling $104.5 million, of which $1.8 million will be funded by restricted cash in RCC CRE Notes 2013 and $250,000 will be funded by restricted cash in RREF CDO 2007-1; we intend to fund the remaining $102.4 million through cash flow from normal operating activities and principal repayments on other loans in our portfolio and the ability to fund in our newest securitizations within a specified time period. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Unfunded Middle Market Loan Commitments
During 2014, we began originating middle-market loans through RCC Commercial, Inc and Resource TRS, LLC. In September 2014, RCC Commercial and Resource TRS, LLC transferred all of the middle-market loans to a newly formed subsidiary of ours, Northport LLC. Resource America is paid origination fees in connection with our middle-market lending operations, and such fees may not exceed 2% of the loan balance for any loan originated. The executed agreements between us and borrowers within our portfolio contain commitments to provide additional loan funding in the future. These commitments generally fall into two categories: (1) revolving credit facility; and (2) additional notes commitments. Disbursement of funds pursuant to these commitments are subject to the borrower meeting pre-specified criteria and in some instances at our discretion. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of June 30, 2015, we had five loans with unfunded commitments totaling $17.9 million, all of which would be funded by Northport LLC. We intend to fund these commitments through cash flow from normal operating activities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

ITEM 3 .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2015, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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

(Back to Index)

The following sensitivity analysis tables show, at June 30, 2015 and December 31, 2014, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	June 30, 2015
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$174,642	$172,799	$171,006
Change in fair value	$1,843		$(1,793)
Change as a percent of fair value	1.07%		(1.04)%

Hedging instruments:
Fair value	$(8,175)	$(6,300)	$(3,739)
Change in fair value	$(1,875)		$2,561
Change as a percent of fair value	(29.76)%		40.65%

	December 31, 2014
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$197,580	$194,823	$192,146
Change in fair value	2,757		(2,677)
Change as a percent of fair value	1.42%		(1.37)%

Hedging instruments:
Fair value	$(9,883)	$(8,680)	$(6,847)
Change in fair value	(1,203)		1,833
Change as a percent of fair value	(13.86)%		21.12%

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

(Back to Index)

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
4.8(a)	Senior Indenture between the Company and Wells Fargo Bank, National Association, as Trustee, dated October 21, 2013. (25)
4.8(b)	First Supplemental Indenture between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 6.00% Convertible Senior Note due 2018). (25)
4.8(c)	Form of 6.00% Convertible Senior Note due 2018 (included I Exhibit 4.8(b)). (28)
10.1(a)	Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. (28)
10.1(b)	Amendment No.1 to Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of November 7, 2013.(4)
10.2(a)	2005 Stock Incentive Plan. (1)
10.2(b)	Form of Stock Award Agreement. (8)
10.2(c)	Form of Stock Option Agreement. (8)
10.3(a)	Amended and Restated Omnibus Equity Compensation Plan. (7)
10.3(b)	Form of Stock Award Agreement. (27)
10.3(c)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (27)
10.4	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)

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

99.3(a)	Master Purchase Agreement by and between RCC Real Estate SPE 5, LLC, as, master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer, dated as of July 19, 2013. (24)
99.3(b)	Guaranty made by the Company for the benefit of Deutsche Bank AG, Cayman Islands Branch, dated July 19, 2013. (24)
99.4(a)	Master Repurchase and Securities Contract dated as of June 20, 2014 with Well Fargo Bank, National Association. (5)
99.4(b)	Guarantee Agreement dated as of June 20, 2014, made by Resource Capital Corp., as guarantor, in favor of Wells Fargo Bank, National Association. (5)
99.5	Federal Income Tax Consequences of our Qualification as a REIT. (20)
101	Interactive Data Files

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 16, 2014.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).

(9)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 4, 2014.

(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.

(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.

(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.

(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.

(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.

(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.

(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.

(20)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2013 filed on March 3, 2014.

(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.

(Back to Index)

(Back to Index)

(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on March 19, 2013.

(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.

(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.

(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.

(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on November 20, 2014.

(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

(28)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

August 7, 2015	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

August 7, 2015	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)